Form 10-K/A
period 2015-06-30
PROSPECT CAPITAL CORP
filed 2015-09-11
CIK 1287032

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

EXPLANATORY NOTE
Prospect Capital Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended June 30, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on August 26, 2015 (the “Original 10-K”). The primary purpose of this Amendment is to amend Item 15 to include the separate financial statements of First Tower Finance Company LLC (“First Tower Finance”) and Harbortouch Payments, LLC (“Harbortouch”) pursuant to Rule 3-09 of Regulation S-X (the “Rule 3-09 financial statements”). This Amendment also amends the following disclosures in the Original 10-K related to the Rule 3-09 financial statements:

•
Note 3 to the Company’s consolidated financial statements in Part II, “Item 8. Financial Statements and Supplementary Data” to correctly reference the Rule 3-09 financial statements being filed by this Amendment and to explain ambiguity in the application of the calculations for Rule 3-09 of Regulation S-X;

•
Item 15 to provide the audited financial statements of First Tower Finance including the independent auditor’s report by McGladrey LLP (“McGladrey”), First Tower Finance’s independent accountants, and to file McGladrey’s consent related to the financial statements contained in this filing; and

•
Item 15 to provide the unaudited financial statements of Harbortouch. Harbortouch’s independent accountants do not have the proper insurance coverage to allow them to consent to the inclusion of their independent auditor’s report in this filing, and we have removed the reference to their consent related to the financial statements contained in this filing. Audited financial statements of Harbortouch for the year ending December 31, 2015 will be provided in our Form 10-K for the year ending June 30, 2016.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certification exhibits have been revised accordingly.
This Amendment should be read in conjunction with the Original 10-K and the Company’s other filings made with the SEC subsequent to the filing of the Original 10-K on August 26, 2015. This Amendment is not intended to, nor does it, reflect events occurring after the filing of the Original 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above.

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
As of June 30, 2015, we had no single investment that represented greater than 10% of our total investment portfolio at fair value. As of June 30, 2015, we had one investment whose assets represented greater than 10% but less than 20% of our total assets. Income, consisting of interest, dividends, fees, other investment income and gains or losses, which can fluctuate upon repayment or sale of an investment or the marking to fair value of an investment in any given year can be highly concentrated among several investments. After performing the income analysis for the year ended June 30, 2015, we determined that one of our controlled investments individually generated more than 10% but less than 20% of our income, primarily due to the unrealized appreciation that was recognized on the investment during the year ended June 30, 2015. As such, the following unconsolidated majority-owned portfolio company was considered a significant subsidiary at the 10% level as of June 30, 2015: National Property REIT Corp.
The following tables show summarized financial information for National Property REIT Corp. and its subsidiaries, which met the 10% asset test and the 10% income test:

	June 30, 2015	June 30, 2014
Balance Sheet Data
Cash and cash equivalents	$43,722	$17,204
Real estate, net	639,012	312,896
Unsecured consumer loans, net	366,014	45,597
Other assets	51,383	8,185
Mortgages payable	484,771	240,176
Revolving credit facilities	208,296	27,600
Notes payable, due to Prospect or Affiliate	365,214	105,309
Other liabilities	21,736	5,173
Total equity	20,114	5,624

	Twelve Months Ended June 30, 2015	From Inception (December 30, 2013) to June 30, 2014
Summary of Operations
Total revenue	$120,576	$20,669
Operating expenses	115,206	20,507
Operating income	5,370	162
Depreciation and amortization	23,960	11,978
Fair value adjustment	7,005	578
Net loss	$(25,595)	$(12,394)
As of June 30, 2015, we had no single investment that represented greater than 20% of our total investment portfolio at fair value. As of June 30, 2015, we had no single investment whose assets represented greater than 20% of our total assets. After performing the income analysis, as discussed earlier, for the year ended June 30, 2015, we determined that two of our controlled investments individually generated more than 20% of our income, primarily due to the unrealized appreciation that was recognized on the investments during the year ended June 30, 2015. As such, the following unconsolidated majority-owned portfolio companies were considered significant subsidiaries at the 20% level as of June 30, 2015: First Tower Finance Company LLC and Harbortouch Payments, LLC.

The following tables show summarized financial information for First Tower Finance Company LLC and its subsidiaries:

	June 30, 2015	June 30, 2014
Balance Sheet Data
Cash and cash equivalents	$65,614	$60,368
Finance receivables, net	400,451	385,875
Intangibles, including goodwill	121,822	137,696
Other assets	17,373	14,056
Notes payable	334,637	313,563
Notes payable, due to Prospect or Affiliate	251,578	251,246
Other liabilities	47,493	46,276
Total equity	(28,448)	(13,090)

	Twelve Months Ended June 30,
	2015	2014	2013
Summary of Operations
Total revenue	$207,128	$201,724	$186,037
Total expenses	219,143	162,941	144,368
Net (loss) income	$(12,015)	$38,783	$41,669
The following tables show summarized financial information for Harbortouch Payments, LLC:

	June 30, 2015	June 30, 2014
Balance Sheet Data
Cash and cash equivalents	$168	$2,083
Receivables	28,721	24,530
Intangibles, including goodwill	351,396	400,453
Other assets	28,686	15,106
Notes payable	25,132	24,329
Notes payable, due to Prospect or Affiliate	296,734	268,022
Other liabilities	37,235	42,734
Total equity	49,870	107,087

	Twelve Months Ended June 30, 2015	From Inception (March 31, 2014) to June 30, 2014
Summary of Operations
Total revenue	$280,606	$68,759
Total expenses	329,469	82,673
Net loss	$(48,863)	$(13,914)
As the SEC has not released details on the mechanics of how the calculations related to Rules 3-09 and 4-08(g) of Regulation S-X are to be completed, there is diversity in practice for the calculations. Based on our interpretation of Rule 3-09 of Regulation S-X and related calculations, we have included the separate financial statements of First Tower Finance Company LLC and Harbortouch Payments, LLC as exhibits to this report. We expect that the SEC will clarify the calculation methods in the near future.
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

2.
Financial Statement Schedules – The financial statements of First Tower Finance Company LLC and its consolidated subsidiaries required by Rule 3-09 of Regulation S-X are provided as Exhibit 99.1 to this report. The financial statements of Harbortouch Payments, LLC required by Rule 3-09 of Regulation S-X are provided as Exhibit 99.2 to this report.

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

10.8	Amended and Restated Custody Agreement, dated as of September 23, 2014, by and between the Registrant and U.S. Bank National Association(106)
10.9	Custody Agreement, dated as of April 24, 2013, by and between the Registrant and Israeli Discount Bank of New York Ltd.(5)
10.10	Custody Agreement, dated as of October 28, 2013, by and between the Registrant and Fifth Third Bank(82)
10.11	Custody Agreement, dated as of May 9, 2014, by and between the Registrant and Customers Bank(104)
10.12	Custody Agreement, dated as of May 9, 2014, by and between the Registrant and Peapack-Gladstone Bank(105)

Exhibit No.
10.13	Custody Agreement, dated as of October 10, 2014, by and between Prospect Yield Corporation, LLC and U.S. Bank National Association(106)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
14	Code of Ethics(150)
21	Subsidiaries of the Registrant (included in the notes to the consolidated financial statements contained in this annual report)
22.1	Proxy Statement(148)
22.2	Published report regarding matters submitted to vote of security holders(149)
23.1	Consent of McGladrey LLP, Independent Accountants to First Tower Finance Company LLC*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
99.1	Audited Consolidated Financial Statements of First Tower Finance Company LLC and its subsidiaries as of and for the years ended December 31, 2014 and 2013*
99.2	Financial Statements of Harbortouch Payments, LLC as of December 31, 2014, and for the period from March 27, 2014 (date of inception) through December 31, 2014*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference from the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 6, 2004.
(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on August 26, 2011.
(4)	Incorporated by reference from the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 23, 2004.
(5)	Incorporated by reference to Exhibit 10.258 of the Registrant’s Form 10-K filed on August 21, 2013.
(6)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on February 18, 2011.
(7)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on December 21, 2010.
(8)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on February 18, 2011.
(9)	Incorporated by reference from the Registrant’s Registration Statement on Form N-2, filed on September 1, 2011.
(10)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on March 1, 2012.
(11)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on March 8, 2012.
(12)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 14, 2012.
(13)	Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed on September 2, 2014.
(14)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on April 5, 2012.
(15)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on April 12, 2012.
(16)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on April 16, 2012.
(17)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on April 16, 2012.
(18)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on April 26, 2012.
(19)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on August 14, 2012.
(20)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on August 14, 2012.
(21)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on September 27, 2012.

(22)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on October 4, 2012.
(23)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 23, 2012.
(24)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 29, 2012.
(25)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 6, 2012.
(26)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 13, 2012.
(27)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 20, 2012.
(28)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on December 21, 2012.
(29)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on December 28, 2012.
(30)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 4, 2013.
(31)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 10, 2013.
(32)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on January 17, 2013.
(33)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on January 25, 2013.
(34)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on January 31, 2013.
(35)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on February 7, 2013.
(36)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on February 22, 2013.
(37)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on February 28, 2013.
(38)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 7, 2013.
(39)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on March 14, 2013.
(40)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on March 15, 2013.
(41)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on March 15, 2013.
(42)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on March 21, 2013.
(43)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on March 28, 2013.
(44)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on April 4, 2013.
(45)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on April 11, 2013.
(46)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on April 18, 2013.
(47)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on April 25, 2013.
(48)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on May 2, 2013.
(49)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on May 9, 2013.
(50)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on May 23, 2013.

(51)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on May 31, 2013.
(52)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on June 6, 2013.
(53)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on June 13, 2013.
(54)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on June 20, 2013.
(55)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on June 27, 2013.
(56)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on July 5, 2013.
(57)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on July 11, 2013.
(58)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on July 18, 2013.
(59)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on July 25, 2013.
(60)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 1, 2013.
(61)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on August 8, 2013.
(62)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on August 15, 2013.
(63)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on August 22, 2013.
(64)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on September 6, 2013.
(65)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on September 12, 2013.
(66)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on September 19, 2013.
(67)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on September 26, 2013.
(68)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on October 3, 2013.
(69)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on October 10, 2013.
(70)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 51 to the Registration Statement on Form N-2, filed on October 18, 2013.
(71)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on October 24, 2013.
(72)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on October 31, 2013.
(73)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on November 7, 2013.
(74)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on November 15, 2013.
(75)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on November 21, 2013.
(76)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on November 29, 2013.
(77)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on December 5, 2013.
(78)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on December 12, 2013.

(79)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on December 19, 2013.
(80)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on December 27, 2013.
(81)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on January 3, 2014.
(82)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on January 9, 2014.
(83)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on January 16, 2014.
(84)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on January 24, 2014.
(85)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on January 30, 2014.
(86)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on February 6, 2014.
(87)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on February 13, 2014.
(88)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on February 19, 2014.
(89)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on February 21, 2014.
(90)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on February 27, 2014.
(91)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on March 6, 2014.
(92)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on March 11, 2014.
(93)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on March 13, 2014.
(94)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on March 20, 2014.
(95)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on March 27, 2014.
(96)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on April 3, 2014.
(97)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on April 7, 2014.
(98)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on April 10, 2014.
(99)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on April 16, 2014.
(100)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on April 17, 2014.
(101)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on April 24, 2014.
(102)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on May 1, 2014.
(103)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on May 8, 2014.
(104)	Incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-K, filed on August 25, 2014.
(105)	Incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K, filed on August 25, 2014.
(106)	Incorporated by reference from the Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 14, 2014.
(107)	Incorporated by reference to Exhibit 99.1 of the Registrant's Form 10-K/A, filed on November 3, 2014.

(108)	Incorporated by reference from the Registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 3, 2014.
(109)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 3, 2014.
(110)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 20, 2014.
(111)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 28, 2014.
(112)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 4, 2014.
(113)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 11, 2014.
(114)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 18, 2014.
(115)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on December 29, 2014.
(116)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on January 5, 2015.
(117)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 8, 2015.
(118)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 15, 2015.
(119)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on January 23, 2015.
(120)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on January 29, 2015.
(121)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on February 5, 2015.
(122)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on February 20, 2015.
(123)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on February 26, 2015.
(124)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on March 5, 2015.
(125)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on March 12, 2015.
(126)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 19, 2015.
(127)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on March 26, 2015.
(128)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on April 2, 2015.
(129)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on April 9, 2015.
(130)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on April 16, 2015.
(131)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on April 23, 2015.
(132)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on April 29, 2015.
(133)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on May 7, 2015.
(134)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on May 21, 2015.
(135)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on May 29, 2015.

(136)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on June 4, 2015.
(137)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on June 11, 2015.
(138)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on June 18, 2015.
(139)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on June 25, 2015.
(140)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 2, 2015.
(141)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on July 9, 2015.
(142)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on July 16, 2015.
(143)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on July 23, 2015.
(144)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on July 30, 2015.
(145)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on August 6, 2015.
(146)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on August 13, 2015.
(147)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on August 20, 2015.
(148)	Incorporated by reference from the Registrant's Proxy Statement, filed on September 10, 2014.
(149)	Incorporated by reference from the Registrant’s Form 8-K, filed on December 5, 2014.
(150)	Incorporated by reference to Exhibit 14 of the Registrant’s Form 10-K filed on August 26, 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 11, 2015.

PROSPECT CAPITAL CORPORATION

By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN F. BARRY III	/s/ ANDREW C. COOPER
John F. Barry III	Andrew C. Cooper
Chairman of the Board, Chief Executive Officer and Director	Director
September 11, 2015	September 11, 2015

/s/ BRIAN H. OSWALD	/s/ WILLIAM J. GREMP
Brian H. Oswald	William J. Gremp
Chief Financial Officer	Director
September 11, 2015	September 11, 2015

/s/ M. GRIER ELIASEK	/s/ EUGENE S. STARK
M. Grier Eliasek	Eugene S. Stark
President, Chief Operating Officer and Director	Director
September 11, 2015	September 11, 2015