Form 10-Q
period 2015-09-30
PROSPECT CAPITAL CORP
filed 2015-11-04
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015 OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at November 3, 2015
$0.001 par value	355,211,654

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,”
“intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended June 30, 2015, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	September 30, 2015	June 30, 2015
	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $1,973,325 and $1,894,644, respectively)	$2,012,700	$1,974,202
Affiliate investments (amortized cost of $2,228 and $45,150, respectively)	3,128	45,945
Non-control/non-affiliate investments (amortized cost of $4,466,440 and $4,619,582, respectively)	4,415,072	4,589,411
Total investments at fair value (amortized cost of $6,441,993 and $6,559,376, respectively)	6,430,900	6,609,558
Cash and cash equivalents	71,828	110,026
Receivables for:
Interest, net	14,379	20,408
Other	907	2,885
Prepaid expenses	725	757
Deferred financing costs	51,740	54,420
Total Assets	6,570,479	6,798,054

Liabilities
Revolving Credit Facility (Notes 4 and 8)	156,700	368,700
Convertible Notes (Notes 5 and 8)	1,239,500	1,239,500
Public Notes (Notes 6 and 8)	548,143	548,094
Prospect Capital InterNotes® (Notes 7 and 8)	874,948	827,442
Commitments and Contingencies (Note 3)	—	—
Due to broker	55,253	26,778
Interest payable	35,639	39,659
Dividends payable	29,601	29,923
Due to Prospect Administration (Note 13)	5,415	4,238
Due to Prospect Capital Management (Note 13)	162	2,550
Accrued expenses	3,363	3,408
Other liabilities	7,734	4,713
Total Liabilities	2,956,458	3,095,005
Net Assets	$3,614,021	$3,703,049

Components of Net Assets
Common stock, par value $0.001 per share (1,000,000,000 common shares authorized; 355,222,482 and 359,090,759 issued and outstanding, respectively) (Note 9)	$355	$359
Paid-in capital in excess of par (Note 9)	3,954,051	3,975,672
Accumulated overdistributed net investment income	(16,514)	(21,077)
Accumulated net realized loss on investments and extinguishment of debt	(312,778)	(302,087)
Net unrealized (depreciation) appreciation on investments	(11,093)	50,182
Net Assets	$3,614,021	$3,703,049

Net Asset Value Per Share (Note 16)	$10.17	$10.31

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Investment Income
Interest income:
Control investments	$51,944	$45,128
Affiliate investments	885	837
Non-control/non-affiliate investments	93,708	98,778
Structured credit securities	44,766	39,397
Total interest income	191,303	184,140
Dividend income:
Control investments	3,213	759
Affiliate investments	—	1,429
Non-control/non-affiliate investments	—	22
Money market funds	2	15
Total dividend income	3,215	2,225
Other income:
Control investments	2,409	5,663
Affiliate investments	—	226
Non-control/non-affiliate investments	3,324	9,767
Total other income (Note 10)	5,733	15,656
Total Investment Income	200,251	202,021
Operating Expenses
Investment advisory fees:
Base management fee (Note 13)	32,954	33,165
Income incentive fee (Note 13)	22,810	23,616
Total investment advisory fees	55,764	56,781
Interest and credit facility expenses	41,957	42,914
Legal fees	1,415	1,163
Valuation services	463	450
Audit, compliance and tax related fees	1,877	667
Allocation of overhead from Prospect Administration (Note 13)	4,178	3,016
Insurance expense	226	131
Directors’ fees	94	94
Other general and administrative expenses	3,035	2,342
Total Operating Expenses	109,009	107,558
Net Investment Income	91,242	94,463

Net realized losses on investments	(2,135)	(22,911)
Net change in unrealized (depreciation) appreciation on investments	(61,275)	12,556
Net realized and unrealized losses on investments	(63,410)	(10,355)
Net realized losses on extinguishment of debt	(15)	—
Net Increase in Net Assets Resulting from Operations	$27,817	$84,108
Net increase in net assets resulting from operations per share	$0.08	$0.24
Dividends declared per share	$(0.25)	$(0.33)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Operations
Net investment income	$91,242	$94,463
Net realized losses on investments	(2,135)	(22,911)
Net change in unrealized (depreciation) appreciation on investments	(61,275)	12,556
Net realized losses on extinguishment of debt	(15)	—
Net Increase in Net Assets Resulting from Operations	27,817	84,108

Distributions to Shareholders
Distribution from net investment income	(89,115)	(114,266)
Distribution of return of capital	—	—
Net Decrease in Net Assets Resulting from Distributions to Shareholders	(89,115)	(114,266)

Common Stock Transactions
Issuance of common stock, net of underwriting costs	—	56,305
Less: Offering costs from issuance of common stock	118	(210)
Repurchase of common stock under stock repurchase program	(31,530)	—
Value of shares issued through reinvestment of dividends	3,682	3,640
Net (Decrease) Increase in Net Assets Resulting from Common Stock Transactions	(27,730)	59,735

Total (Decrease) Increase in Net Assets	(89,028)	29,577
Net assets at beginning of period	3,703,049	3,618,182
Net Assets at End of Period	$3,614,021	$3,647,759

Common Stock Activity
Shares sold	—	5,536,780
Shares repurchased under stock repurchase program	(4,358,750)	—
Shares issued through reinvestment of dividends	490,473	340,958
Total shares issued due to common stock activity	(3,868,277)	5,877,738
Shares issued and outstanding at beginning of period	359,090,759	342,626,637
Shares Issued and Outstanding at End of Period	355,222,482	348,504,375

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Operating Activities
Net increase in net assets resulting from operations	$27,817	$84,108
Net realized losses on extinguishment of debt	15	—
Net realized losses on investments	2,135	22,911
Net change in unrealized depreciation (appreciation) on investments	61,275	(12,556)
Amortization of discounts and premiums, net	24,072	13,952
Accretion of discount on Public Notes (Note 6)	49	69
Amortization of deferred financing costs	3,556	3,829
Payment-in-kind interest	(1,279)	(5,887)
Structuring fees	(3,556)	(10,515)
Change in operating assets and liabilities:
Payments for purchases of investments	(432,778)	(870,803)
Proceeds from sale of investments and collection of investment principal	528,789	863,144
Decrease in interest receivable, net	6,029	1,474
Decrease (increase) in other receivables	1,978	(178)
Decrease in prepaid expenses	32	23
Increase in due to broker	28,475	1,787
Decrease in interest payable	(4,020)	(1,509)
Increase in due to Prospect Administration	1,177	64
(Decrease) increase in due to Prospect Capital Management	(2,388)	3,912
(Decrease) increase in accrued expenses	(45)	1,087
Increase in other liabilities	3,021	2,499
Net Cash Provided by Operating Activities	244,354	97,411
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	200,000	547,000
Principal payments under Revolving Credit Facility (Note 4)	(412,000)	(228,000)
Issuances of Prospect Capital InterNotes® (Note 7)	48,134	—
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(628)	(1,365)
Financing costs paid and deferred	(891)	(7,309)
Cost of shares repurchased under stock repurchase program	(31,530)	—
Proceeds from issuance of common stock, net of underwriting costs	—	56,305
Offering costs from issuance of common stock	118	(210)
Dividends paid	(85,755)	(109,951)
Net Cash (Used in) Provided by Financing Activities	(282,552)	256,470

Total (Decrease) Increase in Cash and Cash Equivalents	(38,198)	353,881
Cash and cash equivalents at beginning of period	110,026	134,225
Cash and Cash Equivalents at End of Period	$71,828	$488,106

Supplemental Disclosures
Cash paid for interest	$43,004	$40,524
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$3,682	$3,640

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
(in thousands, except share data)

			September 30, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

American Property REIT Corp.(32)	Various / Real Estate	Senior Secured Term Loan (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)(6)(20)	$78,635	$78,635	$78,635	2.2%
		Common Stock (301,845 shares)		22,912	33,531	0.9%
		Net Operating Income Interest (5% of Net Operating Income)		—	8,182	0.2%
				101,547	120,348	3.3%
Arctic Energy Services, LLC(30)	Wyoming / Oil & Gas Services	Class D Units (32915.09 units)		31,640	32,915	1.0%
		Class E Units (21,080 units)		20,230	21,080	0.6%
		Class A Units (700 units)		9,006	1,600	—%
		Class C Units (10 units)		—	745	—%
				60,876	56,340	1.6%
CCPI Inc.(33)	Ohio / Manufacturing	Senior Secured Term Loan A (10.00%, due 12/31/2017)(3)	12,650	12,650	12,650	0.4%
		Senior Secured Term Loan B (12.00% plus 7.00% PIK, due 12/31/2017)(6)	9,000	9,000	9,000	0.2%
		Common Stock (14,857 shares)		6,636	14,756	0.4%
				28,286	36,406	1.0%
CP Energy Services Inc.(38)	Oklahoma / Oil & Gas Services	Senior Secured Term Loan A to CP Well Testing, LLC (7.00% (LIBOR + 5.00% with 2.00% LIBOR floor), in non-accrual status effective 9/30/2015, due 4/1/2019)(4)(20)	11,035	11,035	11,035	0.3%
		Senior Secured Term Loan B to CP Well Testing, LLC (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor) plus 7.50% PIK, in non-accrual status effective 9/30/2015, due 4/1/2019)(3)(4)(6)(20)	75,930	72,238	71,826	2.0%
		Second Lien Term Loan to CP Well Testing, LLC (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor) plus 9.00% PIK, in non-accrual status effective 9/30/2015, due 4/1/2019)(4)(6)(20)	15,924	15,000	—	—%
		Common Stock (2,924 shares)		15,227	—	—%
				113,500	82,861	2.3%
Credit Central Loan Company, LLC(34)	South Carolina / Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2019)(6)(22)	36,333	36,333	36,333	1.1%
		Class A Shares (7,500,000 shares)(22)		11,633	16,110	0.4%
		Net Revenues Interest (25% of Net Revenues)(22)		—	4,066	0.1%
				47,966	56,509	1.6%
Echelon Aviation LLC	New York / Aerospace & Defense	Senior Secured Term Loan (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(4)(6)(20)	40,808	40,808	40,808	1.2%
		Membership Interest (99%)		19,907	19,745	0.5%
				60,715	60,553	1.7%
Edmentum Ultimate Holdings, LLC(47)	Minnesota / Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00%, due 6/9/2020)(25)(26)	—	—	—	—%
		Unsecured Senior PIK Note (8.50% PIK, due 6/9/2020)(6)	5,948	5,948	5,875	0.2%
		Unsecured Junior PIK Note (10.00% PIK, due 6/9/2020)(6)	26,746	20,249	19,868	0.5%
		Class A Common Units (370,964.14 units)		6,577	6,577	0.2%
				32,774	32,320	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

First Tower Finance Company LLC(29)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 12.00% PIK, due 6/24/2019)(6)(22)	$251,246	$251,246	$251,246	7.0%
		Class A Shares (83,729,323 shares)(22)		66,473	112,378	3.1%
				317,719	363,624	10.1%
Freedom Marine Solutions, LLC(8)	Louisiana / Oil & Gas Services	Senior Secured Note to Vessel Company, LLC (18.00%, due 12/12/2016)	3,500	3,500	3,500	0.1%
		Senior Secured Note to Vessel Company II, LLC (13.00%, due 11/25/2018)	13,000	12,504	8,682	0.2%
		Senior Secured Note to Vessel Company III, LLC (13.00%, due 12/3/2018)	16,000	16,000	13,794	0.4%
		Membership Interest (100%)		7,808	1,121	—%
				39,812	27,097	0.7%
Gulf Coast Machine & Supply Company	Texas / Manufacturing	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), in non-accrual status effective 1/1/2015, due 10/12/2017)(4)(20)	30,535	28,925	8,896	0.2%
		Series A Convertible Preferred Stock (99,900 shares)		25,950	—	—%
				54,875	8,896	0.2%
Harbortouch Payments, LLC(43)	Pennsylvania / Business Services	Senior Secured Term Loan A (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor), due 9/30/2017)(3)(4)(20)	128,820	128,820	128,820	3.6%
		Senior Secured Term Loan B (5.50% (LIBOR + 4.00% with 1.50% LIBOR floor) plus 5.50% PIK, due 3/31/2018)(4)(6)(20)	144,878	144,878	144,878	4.0%
		Senior Secured Term Loan C (13.00% (LIBOR + 9.00% with 4.00% LIBOR floor), due 9/29/2018)(4)(20)	21,762	21,762	21,762	0.6%
		Class C Shares (535 shares)		8,712	62,899	1.7%
				304,172	358,359	9.9%
MITY, Inc.(17)	Utah / Durable Consumer Products	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 3/19/2019)(3)(4)(20)	18,250	18,250	18,250	0.5%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 3/19/2019)(4)(6)(20)	16,442	16,442	16,442	0.5%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due on demand)(22)	7,200	7,200	5,496	0.2%
		Common Stock (42,053 shares)		6,849	12,261	0.3%
				48,741	52,449	1.5%
National Property REIT Corp.(40)	Various / Real Estate	Senior Secured Term Loan A (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)(6)(20)	203,332	203,332	203,332	5.7%
		Senior Secured Term Loan E (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(4)(6)(20)	131,606	131,606	131,606	3.6%
		Senior Secured Term Loan C to ACL Loan Holdings, Inc. (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(4)(6)(20)	99,133	99,133	99,133	2.7%
		Common Stock (643,175 shares)		102,020	92,124	2.5%
		Net Operating Income Interest (5% of Net Operating Income)		—	21,101	0.6%
				536,091	547,296	15.1%
Nationwide Loan Company LLC(36)	Illinois / Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)(6)(22)	14,820	14,820	14,820	0.4%
		Class A Shares (26,974,454.27 shares)(22)		14,794	19,018	0.5%
				29,614	33,838	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

NMMB, Inc.(24)	New York / Media	Senior Secured Note (14.00%, due 5/6/2016)	$3,714	$3,714	$3,714	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2016)	7,000	7,000	7,000	0.2%
		Series A Preferred Stock (7,200 shares)		7,200	2,306	0.1%
		Series B Preferred Stock (5,669 shares)		5,669	—	—%
				23,583	13,020	0.4%
R-V Industries, Inc.	Pennsylvania / Manufacturing	Senior Subordinated Note (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/12/2018)(3)(4)(20)	29,237	29,237	29,237	0.8%
		Common Stock (545,107 shares)		5,087	2,775	0.1%
		Warrant (to purchase 200,000 shares of Common Stock, expires 6/30/2017)		1,682	1,018	—%
				36,006	33,030	0.9%
United Property REIT Corp.(41)	Various / Real Estate	Senior Term Loan (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)(6)(20)	64,506	64,506	64,506	1.8%
		Common Stock (74,449 shares)		13,165	14,809	0.4%
		Net Operating Income Interest (5% of Net Operating Income)		—	10,632	0.3%
				77,671	89,947	2.5%
Valley Electric Company, Inc.(35)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2017)(3)(4)(6)(20)	10,406	10,406	10,406	0.3%
		Senior Secured Note (10.00% plus 8.50% PIK, due 12/31/2018)(6)	22,767	22,767	22,767	0.6%
		Common Stock (50,000 shares)		26,204	4,223	0.1%
				59,377	37,396	1.0%
Wolf Energy, LLC(12)	Kansas / Oil & Gas Production	Senior Secured Promissory Note secured by assets formerly owned by H&M (18.00%, in non-accrual status effective 4/15/2013, due 4/15/2018)(37)	32,112	—	2,326	0.1%
		Membership Interest (100%)		—	—	—%
		Net Profits Interest (8% of Equity Distributions)(7)		—	85	—%
				—	2,411	0.1%
Total Control Investments				$1,973,325	$2,012,700	55.7%

Affiliate Investments (5.00% to 24.99% voting control)(50)

BNN Holdings Corp.	Michigan / Healthcare	Series A Preferred Stock (9,925.455 shares)(13)	$1,780	$2,572	0.1%
		Series B Preferred Stock (1,753.636 shares)(13)	448	556	—%
			2,228	3,128	0.1%
Total Affiliate Investments			$2,228	$3,128	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Aderant North America, Inc.	Georgia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 6/20/2019)(4)(16)(21)	$7,000	$6,931	$7,000	0.2%
				6,931	7,000	0.2%
AFI Shareholder, LLC (f/k/a Aircraft Fasteners International, LLC)	California / Machinery	Class A Units (32,500 units)	—	376	533	—%
				376	533	—%
Airmall Inc.	Pennsylvania / Property Management	Escrow Receivable	—	5,880	3,901	0.1%
				5,880	3,901	0.1%
Ajax Rolled Ring & Machine, LLC	South Carolina / Manufacturing	Escrow Receivable	—	1,264	2,222	0.1%
				1,264	2,222	0.1%
ALG USA Holdings, LLC	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 2/28/2020)(4)(16)(21)	11,771	11,601	11,733	0.3%
				11,601	11,733	0.3%
American Gilsonite Company	Utah / Metal Services & Minerals	Second Lien Term Loan (11.50%, due 9/1/2017)(16)	14,755	14,755	13,084	0.4%
		Membership Interest (99.9999%)(15)	—	—	—	—%
				14,755	13,084	0.4%
Apidos CLO IX	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 19.60%)(11)(22)	23,525	20,533	22,946	0.6%
				20,533	22,946	0.6%
Apidos CLO XI	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.52%)(11)(22)	38,340	30,890	30,289	0.8%
				30,890	30,289	0.8%
Apidos CLO XII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.87%)(11)(22)	44,063	36,762	37,440	1.0%
				36,762	37,440	1.0%
Apidos CLO XV	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.12%)(11)(22)	36,515	33,078	29,558	0.8%
				33,078	29,558	0.8%
Apidos CLO XXII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.53%)(11)(22)(48)	31,350	26,773	26,806	0.7%
				26,773	26,806	0.7%
Arctic Glacier U.S.A., Inc.	Minnesota / Food Products	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 11/10/2019)(3)(4)(20)	150,000	150,000	147,346	4.1%
				150,000	147,346	4.1%
Ark-La-Tex Wireline Services, LLC	Louisiana / Oil & Gas Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 4/8/2019)(4)(21)	21,603	21,603	19,604	0.5%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/8/2019)(4)(21)	23,544	23,544	20,605	0.6%
				45,147	40,209	1.1%
Armor Holding II LLC	New York / Diversified Financial Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(4)(16)(20)	7,000	6,892	6,374	0.2%
				6,892	6,374	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Healthcare	Revolving Line of Credit – $4,000 Commitment (13.00% (LIBOR + 11.00% with 2.00% LIBOR floor), due 8/21/2016)(4)(20)(25)(26)	$2,350	$2,350	$2,350	0.1%
		Senior Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 2/21/2018)(3)(4)(20)	38,462	38,462	35,863	1.0%
				40,812	38,213	1.1%
BAART Programs, Inc.	California / Healthcare	Revolving Line of Credit – $5,000 Commitment (8.75% (LIBOR + 8.25% with 0.50% LIBOR floor), due 6/30/2018)(20)(25)(26)	—	—	—	—%
		Senior Secured Term Loan A (6.25% (LIBOR + 5.75% with 0.50% LIBOR floor), due 6/30/2020)(4)(20)	21,366	21,366	21,793	0.6%
		Senior Secured Term Loan B (11.25% (LIBOR + 10.75% with 0.50% LIBOR floor), due 6/30/2020)(4)(20)	21,500	21,500	22,145	0.6%
		Delayed Draw Term Loan – $10,500 Commitment (expires 12/31/2015)(25)		—	—	—%
				42,866	43,938	1.2%
Babson CLO Ltd. 2014-III	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.11%)(11)(22)(48)	52,250	46,603	45,565	1.3%
				46,603	45,565	1.3%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Notes (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 4/8/2019)(3)(4)(21)(46)	251,075	251,075	249,164	6.9%
				251,075	249,164	6.9%
Brookside Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.48%)(11)(22)	26,000	20,990	22,927	0.6%
				20,990	22,927	0.6%
Caleel + Hayden, LLC	Colorado / Personal & Nondurable Consumer Products	Membership Interest(31)		—	303	—%
				—	303	—%
Capstone Logistics Acquisition, Inc.	Georgia / Business Services	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(4)(21)	102,500	101,907	101,892	2.8%
				101,907	101,892	2.8%
Cent CLO 17 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.79%)(11)(22)	24,870	19,907	20,167	0.6%
				19,907	20,167	0.6%
Cent CLO 20 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.51%)(11)(22)	40,275	34,950	32,087	0.9%
				34,950	32,087	0.9%
Cent CLO 21 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.29%)(11)(22)(48)	48,528	41,719	40,353	1.1%
				41,719	40,353	1.1%
CIFC Funding 2011-I, Ltd.	Cayman Islands / Structured Finance	Class D Senior Secured Notes (5.32% (LIBOR + 5.00%, due 1/19/2023)(4)(9)(22)(20)	19,000	15,684	18,446	0.5%
		Class E Subordinated Notes (7.32% (LIBOR + 7.00%, due 1/19/2023)(4)(9)(22)(20)	15,400	13,062	14,336	0.4%
				28,746	32,782	0.9%
CIFC Funding 2013-III, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.18%)(11)(22)	44,100	34,395	33,811	0.9%
				34,395	33,811	0.9%
CIFC Funding 2013-IV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.03%)(11)(22)	45,500	35,246	36,772	1.0%
				35,246	36,772	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

CIFC Funding 2014-IV Investor, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 14.72%)(11)(22)(48)	$41,500	$33,724	$35,354	1.0%
				33,724	35,354	1.0%
Cinedigm DC Holdings, LLC	New York / Software & Computer Services	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(4)(6)(20)	67,204	67,154	67,204	1.9%
				67,154	67,204	1.9%
Coverall North America, Inc.	Florida / Commercial Services	Senior Secured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 12/17/2017)(3)(4)(21)	49,600	49,600	49,600	1.4%
				49,600	49,600	1.4%
Crosman Corporation	New York / Manufacturing	Senior Secured Term Loan A (9.00% (LIBOR + 8.70% with 0.30% LIBOR floor) plus 4.00% PIK, due 8/5/2020)(3)(4)(6)(21)	52,761	52,761	52,129	1.4%
		Senior Secured Term Loan B (16.00% (LIBOR + 15.70% with 0.30% LIBOR floor) plus 4.00% PIK, due 8/5/2020)(3)(4)(6)(21)	40,199	40,199	39,251	1.1%
				92,960	91,380	2.5%
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15% of Equity Distributions)(7)	—	—	—	—%
				—	—	—%
Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)(16)	15,700	15,544	13,818	0.4%
				15,544	13,818	0.4%
Fleetwash, Inc.	New Jersey / Business Services	Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/30/2019)(3)(4)(20)	24,446	24,446	24,446	0.7%
		Delayed Draw Term Loan – $15,000 Commitment (expires 4/30/2019)(25)		—	—	—%
				24,446	24,446	0.7%
Focus Brands, Inc.	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)(4)(16)(21)	18,000	17,834	18,000	0.5%
				17,834	18,000	0.5%
Galaxy XV CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.67%)(11)(22)	39,275	30,079	31,905	0.9%
				30,079	31,905	0.9%
Galaxy XVI CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.39%)(11)(22)	24,575	20,073	19,910	0.6%
				20,073	19,910	0.6%
Galaxy XVII CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.96%)(11)(22)(48)	39,905	32,681	32,168	0.9%
				32,681	32,168	0.9%
Global Employment Solutions, Inc.	Colorado / Business Services	Senior Secured Term Loan (10.25% (LIBOR + 9.25% with 1.00% LIBOR floor), due 6/26/2020)(3)(4)(21)	49,567	49,567	49,567	1.4%
				49,567	49,567	1.4%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 25.29%)(11)(22)	23,188	19,661	23,249	0.6%
				19,661	23,249	0.6%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 23.47%)(11)(22)	40,400	34,345	38,136	1.1%
				34,345	38,136	1.1%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 19.30%)(11)(22)	24,500	20,436	21,719	0.6%
				20,436	21,719	0.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2014-2 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 20.63%)(11)(22)(48)	$41,164	$33,869	$36,727	1.0%
				33,869	36,727	1.0%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.91%)(11)(22)(48)	39,598	38,415	37,639	1.0%
				38,415	37,639	1.0%
HarbourView CLO VII, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.08%)(11)(22)(48)	19,025	14,826	13,908	0.4%
				14,826	13,908	0.4%
Harley Marine Services, Inc.	Washington / Transportation	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 12/20/2019)(3)(4)(16)(20)	9,000	8,861	8,855	0.2%
				8,861	8,855	0.2%
Hollander Sleep Products, LLC	Florida / Durable Consumer Products	Senior Secured Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 10/21/2020)(3)(4)(21)	22,388	22,388	22,063	0.6%
				22,388	22,063	0.6%
ICON Health & Fitness, Inc.	Utah / Durable Consumer Products	Senior Secured Note (11.875%, due 10/15/2016)(16)	16,100	16,081	16,016	0.4%
				16,081	16,016	0.4%
ICV-CSI Holdings, LLC	New York / Transportation	Membership Units (1.6 units)	—	1,639	2,439	0.1%
				1,639	2,439	0.1%
Instant Web, LLC	Minnesota / Media	Senior Secured Term Loan A (5.50% (LIBOR + 4.50% with 1.00% LIBOR floor), due 3/28/2019)(4)(20)	116,424	116,424	116,424	3.2%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/28/2019)(3)(4)(20)	150,100	150,100	150,100	4.2%
		Senior Secured Term Loan C (12.75% (LIBOR + 11.75% with 1.00% LIBOR floor), due 3/28/2019)(4)(20)	27,000	27,000	27,000	0.7%
		Delayed Draw Term Loan – $16,000 Commitment (expires 5/29/2016)(25)		—	—	—%
				293,524	293,524	8.1%
Intelius, Inc.		Revolving Line of Credit – $1,500 Commitment (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 7/1/2016)(4)(20)	—	—	—	—%
		Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 7/1/2020)(4)(20)	21,500	21,500	21,500	0.6%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.50% with 1.00% LIBOR floor), due 7/1/2020)(4)(20)	21,500	21,500	21,500	0.6%
				43,000	43,000	1.2%
InterDent, Inc.	California / Healthcare	Senior Secured Term Loan A (6.25% (LIBOR + 5.25% with 1.00% LIBOR floor), due 8/3/2017)(4)(21)	80,200	80,200	80,200	2.2%
		Senior Secured Term Loan B (11.25% (LIBOR + 10.25% with 1.00% LIBOR floor), due 8/3/2017)(3)(4)(21)	131,125	131,125	131,125	3.6%
				211,325	211,325	5.8%
JAC Holding Corporation	Michigan / Transportation	Senior Secured Note (11.50%, due 10/1/2019)(16)	3,000	3,000	2,973	0.1%
				3,000	2,973	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Jefferson Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.65%)(11)(22)(48)	$19,500	$16,916	$16,777	0.5%
				16,916	16,777	0.5%
JHH Holdings, Inc.	Texas / Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor) plus 0.50% PIK, due 3/30/2019)(3)(4)(6)(20)	35,342	35,342	35,342	1.0%
				35,342	35,342	1.0%
LaserShip, Inc.	Virginia / Transportation	Senior Secured Term Loan A (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor) plus 2.00% default interest, due 3/18/2019)(3)(4)(21)	34,922	34,922	27,805	0.7%
		Senior Secured Term Loan B (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor) plus 2.00% default interest, due 3/18/2019)(3)(4)(21)	21,416	21,416	17,048	0.5%
		Delayed Draw Term Loan – $6,000 Commitment (expires 12/31/2016)(25)		—	—	—%
				56,338	44,853	1.2%
LCM XIV Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 16.54%)(11)(22)	30,500	24,565	25,696	0.7%
				24,565	25,696	0.7%
Madison Park Funding IX, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.16%)(11)(22)	31,110	23,522	25,868	0.7%
				23,522	25,868	0.7%
Matrixx Initiatives, Inc.	New Jersey / Pharmaceuticals	Senior Secured Term Loan A (7.50% (LIBOR + 6.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(4)(20)	33,702	33,702	33,702	0.9%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(4)(20)	40,562	40,562	40,562	1.1%
				74,264	74,264	2.0%
Maverick Healthcare Equity, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)	—	1,252	2,037	0.1%
		Class A Common Units (1,250,000 units)	—	—	303	—%
				1,252	2,340	0.1%
Mountain View CLO 2013-I Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 19.96%)(11)(22)	43,650	36,279	38,974	1.1%
				36,279	38,974	1.1%
Mountain View CLO IX Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.87%)(11)(22)(48)	47,830	45,551	45,263	1.3%
				45,551	45,263	1.3%
Nathan's Famous, Inc.	New York / Food Products	Senior Secured Notes (10.00%, due 3/15/2020)(16)	3,000	3,000	3,000	0.1%
				3,000	3,000	0.1%
NCP Finance Limited Partnership	Ohio / Consumer Finance	Subordinated Secured Term Loan (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(4)(16)(21)(22)	16,252	16,021	16,143	0.4%
				16,021	16,143	0.4%
New Century Transportation, Inc.	New Jersey / Transportation	Senior Subordinated Term Loan (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 4/1/2014, due 2/3/2018)(4)(6)(21)	187	187	—	—%
				187	—	—%
Nixon, Inc.	California / Durable Consumer Products	Senior Secured Term Loan (8.75% plus 2.75% PIK, due 4/16/2018)(3)(6)(16)	14,022	13,860	13,686	0.4%
				13,860	13,686	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Octagon Investment Partners XV, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 20.17%)(11)(22)	$32,921	$27,580	$28,601	0.8%
				27,580	28,601	0.8%
Octagon Investment Partners XVIII, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 22.18%)(11)(22)(48)	28,200	21,530	23,183	0.6%
				21,530	23,183	0.6%
Onyx Payments	Texas / Diversified Financial Services	Revolving Line of Credit – $5,000 Commitment (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 9/10/2016)(4)(20)(25)(26)	2,000	2,000	2,000	0.1%
		Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 9/10/2019)(3)(4)(20)	51,328	51,328	51,328	1.4%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor), due 9/10/2019)(4)(20)	59,389	59,389	59,389	1.6%
				112,717	112,717	3.1%
Pacific World Corporation	California / Personal & Nondurable Consumer Products	Revolving Line of Credit – $15,000 Commitment (8.00% (LIBOR + 7.00% with 1.00% LIBOR floor), due 9/26/2020)(4)(21)(25)(26)	2,500	2,500	2,500	0.1%
		Senior Secured Term Loan A (6.00% (LIBOR + 5.00% with 1.00% LIBOR floor), due 9/26/2020)(4)(21)	99,000	99,000	93,929	2.6%
		Senior Secured Term Loan B (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/26/2020)(3)(4)(21)	99,000	99,000	82,591	2.3%
				200,500	179,020	5.0%
Pelican Products, Inc.	California / Durable Consumer Products	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/9/2021)(4)(16)(21)	17,500	17,484	17,337	0.5%
				17,484	17,337	0.5%
PGX Holdings, Inc.	Utah / Consumer Services	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(4)(21)	135,000	135,000	135,000	3.7%
				135,000	135,000	3.7%
Photonis Technologies SAS	France / Aerospace & Defense	First Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(4)(16)(21)(22)	10,343	10,132	10,051	0.3%
				10,132	10,051	0.3%
Pinnacle (US) Acquisition Co. Limited	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(4)(16)(20)	7,037	6,896	6,760	0.2%
				6,896	6,760	0.2%
PlayPower, Inc.	North Carolina / Durable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 6/23/2022)(4)(16)(20)	10,000	9,854	9,850	0.3%
				9,854	9,850	0.3%
Prime Security Services Borrower, LLC	Illinois / Consumer Services	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 7/1/2022)(4)(16)(21)	10,000	9,853	9,850	0.3%
				9,853	9,850	0.3%
PrimeSport, Inc.	Georgia / Hotels, Restaurants & Leisure	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(4)(20)	54,091	54,091	54,091	1.5%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(4)(20)	74,500	74,500	74,500	2.1%
				128,591	128,591	3.6%
Prince Mineral Holding Corp.	New York / Metal Services & Minerals	Senior Secured Term Loan (11.50%, due 12/15/2019)(16)	10,000	9,919	9,108	0.3%
				9,919	9,108	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Rocket Software, Inc.	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)(3)(4)(16)(20)	$20,000	$19,812	$20,000	0.6%
				19,812	20,000	0.6%
Royal Holdings, Inc.	Indiana / Chemicals	Second Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 6/19/2023)(4)(16)(21)	5,000	4,963	4,972	0.1%
				4,963	4,972	0.1%
Security Alarm Financing Enterprises, L.P.	California / Consumer Services	Subordinated Unsecured Notes (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 12/19/2020)(4)(21)	25,000	25,000	24,909	0.7%
				25,000	24,909	0.7%
SESAC Holdco II LLC	Tennessee / Media	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 4/22/2021)(3)(4)(16)(20)	10,000	9,857	9,915	0.3%
				9,857	9,915	0.3%
SITEL Worldwide Corporation		Second Lien Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 9/18/2022)(3)(4)(16)(21)	16,000	15,681	15,680	0.4%
				15,681	15,680	0.4%
Small Business Whole Loan Portfolio	New York / Online Lending	4 small business loans purchased from Direct Capital Corporation	8	8	8	—%
		1,137 small business loans purchased from On Deck Capital, Inc.	15,004	15,004	14,264	0.4%
		Subordinated Notes (Residual Interest, current yield 43.69%) in MarketPlace Loan Trust, Series 2015-OD2		3,397	2,702	0.1%
				18,409	16,974	0.5%
Spartan Energy Services, Inc.	Louisiana / Oil & Gas Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 12/28/2017)(3)(4)(21)	13,333	13,333	13,019	0.3%
		Senior Secured Term Loan B (11.00% (LIBOR + 10.00% with 1.00% LIBOR floor), due 12/28/2017)(3)(4)(21)	13,846	13,846	13,402	0.4%
				27,179	26,421	0.7%
Speedy Group Holdings Corp.	Canada / Consumer Finance	Senior Unsecured Notes (12.00%, due 11/15/2017)(16)(22)	15,000	15,000	15,000	0.4%
				15,000	15,000	0.4%
Stauber Performance Ingredients, Inc.	California / Food Products	Senior Secured Term Loan A (7.50% (LIBOR + 6.50% with 1.00% LIBOR floor), due 11/25/2019)(3)(4)(20)	9,524	9,524	9,524	0.2%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 11/25/2019)(3)(4)(20)	9,787	9,787	9,787	0.3%
				19,311	19,311	0.5%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Overriding Royalty Interests(18)	—	—	—	—%
				—	—	—%
Sudbury Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.92%)(11)(22)	28,200	22,034	22,484	0.6%
				22,034	22,484	0.6%
Symphony CLO IX Ltd.	Cayman Islands / Structured Finance	Preference Shares (Residual Interest, current yield 20.76%)(11)(22)	45,500	34,065	38,118	1.1%
				34,065	38,118	1.1%
Symphony CLO XIV Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.24%)(11)(22)(48)	49,250	42,166	42,649	1.2%
				42,166	42,649	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Symphony CLO XV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.72%)(11)(22)	$50,250	$45,559	$44,952	1.2%
				45,559	44,952	1.2%
System One Holdings, LLC	Pennsylvania / Business Services	Senior Secured Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 11/17/2020)(3)(4)(21)	79,946	79,946	79,946	2.2%
				79,946	79,946	2.2%
Targus Group International, Inc.	California / Durable Consumer Products	First Lien Term Loan (11.75% (PRIME + 8.50%) plus 1.00% PIK and 2.00% default interest, due 5/24/2016)(4)(6)(16)	21,542	21,461	16,860	0.5%
				21,461	16,860	0.5%
Tolt Solutions, Inc.	South Carolina / Business Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 3/7/2019)(3)(4)(20)	47,482	47,482	47,482	1.3%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/7/2019)(3)(4)(20)	48,900	48,900	48,900	1.4%
				96,382	96,382	2.7%
TouchTunes Interactive Networks, Inc.	New York / Media	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(4)(16)(21)	5,000	4,928	4,926	0.1%
				4,928	4,926	0.1%
Traeger Pellet Grills LLC	Oregon / Durable Consumer Products	Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(4)(20)	35,363	35,363	35,363	1.0%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(4)(20)	36,787	36,787	36,787	1.0%
				72,150	72,150	2.0%
Transaction Network Services, Inc.	Virginia / Telecommunication Services	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/14/2020)(4)(16)(21)	4,595	4,573	4,595	0.1%
				4,573	4,595	0.1%
Trinity Services Group, Inc.	Florida / Food Products	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 8/13/2019)(4)(20)	9,776	9,776	9,776	0.3%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 8/13/2019)(3)(4)(20)	100,000	100,000	100,000	2.7%
				109,776	109,776	3.0%
United Sporting Companies, Inc.	South Carolina / Durable Consumer Products	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018)(3)(4)(21)	158,238	158,238	142,198	3.9%
				158,238	142,198	3.9%
United States Environmental Services, LLC	Texas / Commercial Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 3/31/2019)(3)(4)(20)	23,100	23,100	21,559	0.6%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor), due 3/31/2019)(3)(4)(20)	36,000	36,000	31,764	0.9%
				59,100	53,323	1.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

USG Intermediate, LLC	Texas / Durable Consumer Products	Revolving Line of Credit – $5,000 Commitment (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 4/15/2016)(4)(21)(25)(26)	$2,800	$2,800	$2,800	0.1%
		Senior Secured Term Loan A (7.50% (LIBOR + 6.50% with 1.00% LIBOR floor), due 4/15/2020)(3)(4)(21)	21,335	21,335	21,335	0.6%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.50% with 1.00% LIBOR floor), due 4/15/2020)(3)(4)(21)	21,615	21,615	21,615	0.6%
		Equity	—	1	—	—%
				45,751	45,750	1.3%
Venio LLC	Pennsylvania / Business Services	Second Lien Term Loan (12.00% (LIBOR + 9.50% with 2.50% LIBOR floor), due 2/19/2020)(3)(4)(20)	17,000	17,000	15,462	0.4%
				17,000	15,462	0.4%
Voya CLO 2012-2, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 18.13%)(11)(22)	38,070	29,363	31,558	0.9%
				29,363	31,558	0.9%
Voya CLO 2012-3, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 17.63%)(11)(22)	46,632	36,082	37,106	1.0%
				36,082	37,106	1.0%
Voya CLO 2012-4, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 17.10%)(11)(22)	40,613	32,008	33,748	0.9%
				32,008	33,748	0.9%
Voya CLO 2014-1, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.52%)(11)(22)(48)	32,383	27,810	27,919	0.8%
				27,810	27,919	0.8%
Washington Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.05%)(11)(22)(48)	22,600	19,805	19,438	0.5%
				19,805	19,438	0.5%
Water Pik, Inc.	Colorado / Personal & Nondurable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021)(4)(16)(20)	16,147	15,748	15,936	0.4%
				15,748	15,936	0.4%
Wheel Pros, LLC	Colorado / Business Services	Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(4)(20)	12,000	12,000	12,000	0.3%
		Delayed Draw Term Loan – $3,000 Commitment (expires 12/30/2015)(25)		—	—	—%
				12,000	12,000	0.3%
Wind River Resources Corporation	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal and 16.00% default interest on past due interest, in non-accrual status effective 12/1/2008, past due)(4)(39)	3,000	3,000	—	—%
		Net Profits Interest (5% of Equity Distributions)(7)		—	—	—%
				3,000	—	—%
Total Non-Control/Non-Affiliate Investments (Level 3)				$4,466,440	$4,415,072	122.1%

Total Portfolio Investments				$6,441,993	$6,430,900	177.9%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

American Property REIT Corp.(32)	Various / Real Estate	Senior Secured Term Loan (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)(6)(20)	$78,077	$78,077	$78,077	2.1%
		Common Stock (301,845 shares)		22,115	32,098	0.9%
		Net Operating Income Interest (5% of Net Operating Income)		—	8,081	0.2%
				100,192	118,256	3.2%
Arctic Energy Services, LLC(30)	Wyoming / Oil & Gas Services	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 5/5/2019)(3)(4)	31,640	31,640	31,640	0.9%
		Senior Subordinated Term Loan (14.00% (LIBOR + 11.00% with 3.00% LIBOR floor), due 5/5/2019)(3)(4)	20,230	20,230	20,230	0.5%
		Class A Units (700 units)		8,879	8,374	0.2%
		Class C Units (10 units)		127	120	—%
				60,876	60,364	1.6%
CCPI Inc.(33)	Ohio / Manufacturing	Senior Secured Term Loan A (10.00%, due 12/31/2017)(3)	16,763	16,763	16,763	0.5%
		Senior Secured Term Loan B (12.00% plus 7.00% PIK, due 12/31/2017)(6)	8,844	8,844	8,844	0.2%
		Common Stock (14,857 shares)		8,553	15,745	0.4%
				34,160	41,352	1.1%
CP Energy Services Inc.(38)	Oklahoma / Oil & Gas Services	Senior Secured Term Loan A to CP Well Testing, LLC (7.00% (LIBOR + 5.00% with 2.00% LIBOR floor), due 4/1/2019)(4)(20)	11,035	11,035	11,035	0.3%
		Senior Secured Term Loan B to CP Well Testing, LLC (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor) plus 7.50% PIK, due 4/1/2019)(3)(4)(6)(20)	74,493	74,493	74,493	2.0%
		Second Lien Term Loan to CP Well Testing, LLC (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor) plus 9.00% PIK, due 4/1/2019)(4)(6)(20)	15,563	15,563	5,481	0.2%
		Common Stock (2,924 shares)		15,227	—	—%
				116,318	91,009	2.5%
Credit Central Loan Company, LLC(34)	South Carolina / Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2019)(6)(22)	36,333	36,333	36,333	1.0%
		Class A Shares (7,500,000 shares)(22)		11,633	14,529	0.4%
		Net Revenues Interest (25% of Net Revenues)(22)		—	4,310	0.1%
				47,966	55,172	1.5%
Echelon Aviation LLC	New York / Aerospace & Defense	Senior Secured Term Loan (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(4)(6)(20)	40,808	40,808	40,808	1.1%
		Membership Interest (99%)		19,907	28,133	0.8%
				60,715	68,941	1.9%
Edmentum Ultimate Holdings, LLC(47)	Minnesota / Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00%, due 6/9/2020)(25)(26)	4,896	4,896	4,896	0.1%
		Unsecured Senior PIK Note (8.50% PIK, due 6/9/2020)(6)	5,875	5,875	5,875	0.2%
		Unsecured Junior PIK Note (10.00% PIK, due 6/9/2020)(6)	19,868	19,868	19,868	0.5%
		Class A Common Units (370,964.14 units)	—	6,577	6,577	0.2%
				37,216	37,216	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

First Tower Finance Company LLC(29)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 12.00% PIK, due 6/24/2019)(6)(22)	$251,578	$251,578	$251,578	6.8%
		Class A Shares (83,729,323 shares)(22)		66,473	114,372	3.1%
				318,051	365,950	9.9%
Freedom Marine Solutions, LLC(8)	Louisiana / Oil & Gas Services	Senior Secured Note to Vessel Company, LLC (18.00%, due 12/12/2016)	3,500	3,500	3,500	0.1%
		Senior Secured Note to Vessel Company II, LLC (13.00%, due 11/25/2018)	13,000	12,504	8,680	0.2%
		Senior Secured Note to Vessel Company III, LLC (13.00%, due 12/3/2018)	16,000	16,000	13,790	0.4%
		Membership Interest (100%)		7,808	1,120	—%
				39,812	27,090	0.7%
Gulf Coast Machine & Supply Company	Texas / Manufacturing	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), in non-accrual status effective 1/1/2015, due 10/12/2017)(4)(20)	26,844	26,000	6,918	0.2%
		Series A Convertible Preferred Stock (99,900 shares)		25,950	—	—%
				51,950	6,918	0.2%
Harbortouch Payments, LLC(43)	Pennsylvania / Business Services	Senior Secured Term Loan A (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor), due 9/30/2017)(3)(4)(20)	128,980	128,980	128,980	3.5%
		Senior Secured Term Loan B (5.50% (LIBOR + 4.00% with 1.50% LIBOR floor) plus 5.50% PIK, due 3/31/2018)(4)(6)(20)	144,878	144,878	144,878	3.9%
		Senior Secured Term Loan C (13.00% (LIBOR + 9.00% with 4.00% LIBOR floor), due 9/29/2018)(4)(20)	22,876	22,876	22,876	0.6%
		Class C Shares (535 shares)		8,725	80,202	2.2%
				305,459	376,936	10.2%
MITY, Inc.(17)	Utah / Durable Consumer Products	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 3/19/2019)(3)(4)(20)	18,250	18,250	18,250	0.5%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 3/19/2019)(4)(6)(20)	16,301	16,301	16,301	0.4%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due on demand)(22)	7,200	7,200	5,827	0.2%
		Common Stock (42,053 shares)		6,849	10,417	0.3%
				48,600	50,795	1.4%
National Property REIT Corp.(40)	Various / Real Estate	Senior Secured Term Loan A (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)(6)(20)	202,629	202,629	202,629	5.5%
		Senior Secured Term Loan C (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 7.50% PIK, due 4/1/2019)(4)(6)(20)	44,147	44,147	44,147	1.2%
		Senior Secured Term Loan D (14.00% (LIBOR + 12.00% with 2.00% LIBOR floor) plus 4.50% PIK, due 4/1/2019)(4)(6)(20)	67,443	67,443	67,443	1.8%
		Senior Secured Term Loan A to ACL Loan Holdings, Inc. (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 7.50% PIK, due 4/1/2019)(4)(6)(20)	20,413	20,413	20,413	0.6%
		Senior Secured Term Loan B to ACL Loan Holdings, Inc. (14.00% (LIBOR + 12.00% with 2.00% LIBOR floor) plus 4.50% PIK, due 4/1/2019)(4)(6)(20)	30,582	30,582	30,582	0.8%
		Common Stock (643,175 shares)	—	84,446	87,002	2.3%
		Net Operating Income Interest (5% of Net Operating Income)	—	—	19,673	0.5%
				449,660	471,889	12.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

Nationwide Loan Company LLC(36)	Illinois / Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)(6)(22)	$14,820	$14,820	$14,820	0.4%
		Class A Shares (26,974,454.27 shares)(22)		14,795	19,730	0.5%
				29,615	34,550	0.9%
NMMB, Inc.(24)	New York / Media	Senior Secured Note (14.00%, due 5/6/2016)	3,714	3,714	3,714	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2016)	7,000	7,000	7,000	0.2%
		Series A Preferred Stock (7,200 shares)		7,200	1,338	—%
		Series B Preferred Stock (5,669 shares)		5,669	—	—%
				23,583	12,052	0.3%
R-V Industries, Inc.	Pennsylvania / Manufacturing	Senior Subordinated Note (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/12/2018)(3)(4)(20)	29,237	29,237	29,237	0.8%
		Common Stock (545,107 shares)		5,087	8,246	0.2%
		Warrant (to purchase 200,000 shares of Common Stock, expires 6/30/2017)		1,682	3,025	0.1%
				36,006	40,508	1.1%
United Property REIT Corp.(41)	Various / Real Estate	Senior Term Loan (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)(6)(20)	62,768	62,768	62,768	1.7%
		Common Stock (74,449 shares)		12,860	11,216	0.3%
		Net Operating Income Interest (5% of Net Operating Income)		—	10,701	0.3%
				75,628	84,685	2.3%
Valley Electric Company, Inc.(35)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2017)(3)(4)(6)(20)	10,340	10,340	10,340	0.3%
		Senior Secured Note (10.00% plus 8.50% PIK, due 12/31/2018)(6)	22,293	22,293	20,157	0.5%
		Common Stock (50,000 shares)		26,204	—	—%
				58,837	30,497	0.8%
Wolf Energy, LLC(12)	Kansas / Oil & Gas Production	Senior Secured Promissory Note secured by assets formerly owned by H&M (18.00%, in non-accrual status effective 4/15/2013, due 4/15/2018)(37)	32,112	—	—	—%
		Membership Interest (100%)		—	—	—%
		Net Profits Interest (8% of Equity Distributions)(7)		—	22	—%
				—	22	—%
Total Control Investments				$1,894,644	$1,974,202	53.3%

Affiliate Investments (5.00% to 24.99% voting control)(50)

BNN Holdings Corp.	Michigan / Healthcare	Senior Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 8/29/2019)(3)(4)(26)	$21,182	$21,182	$21,182	0.6%
		Senior Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 8/29/2019)(3)(4)(26)	21,740	21,740	21,740	0.6%
		Series A Preferred Stock (9,925.455 shares)(13)		1,780	2,569	—%
		Series B Preferred Stock (1,753.636 shares)(13)		448	454	—%
				45,150	45,945	1.2%
Total Affiliate Investments				$45,150	$45,945	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Aderant North America, Inc.	Georgia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 6/20/2019)(4)(16)(21)	$7,000	$6,928	$7,000	0.2%
				6,928	7,000	0.2%
AFI Shareholder, LLC (f/k/a Aircraft Fasteners International, LLC)	California / Machinery	Class A Units (32,500 units)	—	376	563	—%
				376	563	—%
Airmall Inc.(27)	Pennsylvania / Property Management	Escrow Receivable	—	5,880	3,814	0.1%
				5,880	3,814	0.1%
Ajax Rolled Ring & Machine, LLC(42)	South Carolina / Manufacturing	Escrow Receivable	—	1,264	2,170	0.1%
				1,264	2,170	0.1%
ALG USA Holdings, LLC	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 2/28/2020)(4)(16)(21)	11,771	11,593	11,771	0.3%
				11,593	11,771	0.3%
American Gilsonite Company	Utah / Metal Services & Minerals	Second Lien Term Loan (11.50%, due 9/1/2017)(16)	15,755	15,755	14,287	0.4%
		Membership Interest (99.9999%)(15)	—	—	—	—%
				15,755	14,287	0.4%
Apidos CLO IX	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 22.56%)(11)(22)	23,525	20,644	22,325	0.6%
				20,644	22,325	0.6%
Apidos CLO XI	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.64%)(11)(22)	38,340	31,485	32,108	0.9%
				31,485	32,108	0.9%
Apidos CLO XII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.68%)(11)(22)	44,063	37,751	38,817	1.0%
				37,751	38,817	1.0%
Apidos CLO XV	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.07%)(11)(22)	36,515	33,958	30,911	0.8%
				33,958	30,911	0.8%
Arctic Glacier U.S.A., Inc.	Minnesota / Food Products	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 11/10/2019)(3)(4)(20)	150,000	150,000	149,180	4.0%
				150,000	149,180	4.0%
Ark-La-Tex Wireline Services, LLC	Louisiana / Oil & Gas Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 4/8/2019)(4)(21)	21,743	21,743	20,042	0.5%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/8/2019)(4)(21)	23,697	23,697	21,675	0.6%
				45,440	41,717	1.1%
Armor Holding II LLC	New York / Diversified Financial Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(4)(16)(20)	7,000	6,888	6,480	0.2%
				6,888	6,480	0.2%
Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Healthcare	Revolving Line of Credit – $4,000 Commitment (13.00% (LIBOR + 11.00% with 2.00% LIBOR floor), due 8/21/2016)(4)(20)(25)(26)	2,350	2,350	2,350	0.1%
		Senior Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 2/21/2018)(3)(4)(20)	38,561	38,561	35,189	0.9%
				40,911	37,539	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

BAART Programs, Inc.	California / Healthcare	Revolving Line of Credit – $5,000 Commitment (8.75% (LIBOR + 8.25% with 0.50% LIBOR floor), due 6/30/2018)(20)(25)(26)	$1,000	$1,000	$1,000	—%
		Senior Secured Term Loan A (6.25% (LIBOR + 5.75% with 0.50% LIBOR floor), due 6/30/2020)(4)(20)	21,500	21,500	21,500	0.6%
		Senior Secured Term Loan B (11.25% (LIBOR + 10.75% with 0.50% LIBOR floor), due 6/30/2020)(4)(20)	21,500	21,500	21,500	0.6%
		Delayed Draw Term Loan – $10,500 Commitment (expires 12/31/2015)(25)	—	—	—	—%
				44,000	44,000	1.2%
Babson CLO Ltd. 2014-III	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.25%)(11)(22)(48)	52,250	47,799	47,148	1.3%
				47,799	47,148	1.3%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Notes (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 4/8/2019)(3)(4)(21)(46)	252,200	252,200	252,200	6.8%
				252,200	252,200	6.8%
Brookside Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 19.25%)(11)(22)	26,000	21,432	24,566	0.7%
				21,432	24,566	0.7%
Caleel + Hayden, LLC	Colorado / Personal & Nondurable Consumer Products	Membership Interest(31)	—	—	227	—%
				—	227	—%
Capstone Logistics Acquisition, Inc.	Georgia / Business Services	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(4)(21)	102,500	101,891	101,891	2.8%
				101,891	101,891	2.8%
Cent CLO 17 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.90%)(11)(22)	24,870	20,309	20,922	0.6%
				20,309	20,922	0.6%
Cent CLO 20 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.49%)(11)(22)	40,275	35,724	33,505	0.9%
				35,724	33,505	0.9%
Cent CLO 21 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.42%)(11)(22)(48)	48,528	43,038	41,910	1.1%
				43,038	41,910	1.1%
CIFC Funding 2011-I, Ltd.	Cayman Islands / Structured Finance	Class D Senior Secured Notes (5.28% (LIBOR + 5.00%, due 1/19/2023)(4)(20)(22)	19,000	15,604	18,175	0.5%
		Class E Subordinated Notes (7.28% (LIBOR + 7.00%, due 1/19/2023)(4)(20)(22)	15,400	13,009	14,223	0.4%
				28,613	32,398	0.9%
CIFC Funding 2013-III, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.56%)(11)(22)	44,100	35,412	35,599	1.0%
				35,412	35,599	1.0%
CIFC Funding 2013-IV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.87%)(11)(22)	45,500	36,124	38,265	1.0%
				36,124	38,265	1.0%
CIFC Funding 2014-IV Investor, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 13.83%)(11)(22)(48)	41,500	34,921	36,195	1.0%
				34,921	36,195	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Cinedigm DC Holdings, LLC	New York / Software & Computer Services	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(4)(6)(20)	$67,449	$67,399	$67,449	1.8%
				67,399	67,449	1.8%
Coverall North America, Inc.	Florida / Commercial Services	Senior Secured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 12/17/2017)(3)(4)(21)	49,922	49,922	49,922	1.3%
				49,922	49,922	1.3%
Crosman Corporation	New York / Manufacturing	Second Lien Term Loan (12.00% (LIBOR + 10.50% with 1.50% LIBOR floor), due 12/30/2019)(3)(4)(21)	40,000	40,000	35,973	1.0%
				40,000	35,973	1.0%
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15% of Equity Distributions)(7)	—	—	—	—%
				—	—	—%
Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)(16)	15,700	15,518	13,070	0.4%
				15,518	13,070	0.4%
Fleetwash, Inc.	New Jersey / Business Services	Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/30/2019)(3)(4)(20)	24,446	24,446	24,446	0.7%
		Delayed Draw Term Loan – $15,000 Commitment (expires 4/30/2019)(25)	—	—	—	—%
				24,446	24,446	0.7%
Focus Brands, Inc.	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)(4)(16)(21)	18,000	17,821	18,000	0.5%
				17,821	18,000	0.5%
Galaxy XV CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.65%)(11)(22)	35,025	27,762	29,739	0.8%
				27,762	29,739	0.8%
Galaxy XVI CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.97%)(11)(22)	24,575	20,434	20,849	0.6%
				20,434	20,849	0.6%
Galaxy XVII CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.43%)(11)(22)(48)	39,905	33,493	33,742	0.9%
				33,493	33,742	0.9%
Global Employment Solutions, Inc.	Colorado / Business Services	Senior Secured Term Loan (10.25% (LIBOR + 9.25% with 1.00% LIBOR floor), due 6/26/2020)(3)(4)(21)	49,567	49,567	49,567	1.3%
				49,567	49,567	1.3%
GTP Operations, LLC(10)	Texas / Software & Computer Services	Senior Secured Term Loan (10.00% (LIBOR + 5.00% with 5.00% LIBOR floor), due 12/11/2018)(3)(4)(20)	116,411	116,411	116,411	3.1%
				116,411	116,411	3.1%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 30.89%)(11)(22)	23,188	19,941	23,172	0.6%
				19,941	23,172	0.6%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 21.41%)(11)(22)	40,400	34,936	39,208	1.1%
				34,936	39,208	1.1%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.17%)(11)(22)	24,500	21,020	22,096	0.6%
				21,020	22,096	0.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2014-2 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.73%)(11)(22)(48)	$41,164	$34,723	$37,555	1.0%
				34,723	37,555	1.0%
HarbourView CLO VII, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.84%)(11)(22)(48)	19,025	15,252	15,197	0.4%
				15,252	15,197	0.4%
Harley Marine Services, Inc.	Washington / Transportation	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 12/20/2019)(3)(4)(16)(20)	9,000	8,855	8,748	0.2%
				8,855	8,748	0.2%
Hollander Sleep Products, LLC	Florida / Durable Consumer Products	Senior Secured Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 10/21/2020)(3)(4)(21)	22,444	22,444	22,444	0.6%
				22,444	22,444	0.6%
ICON Health & Fitness, Inc.	Utah / Durable Consumer Products	Senior Secured Note (11.875%, due 10/15/2016)(16)	16,100	16,103	16,100	0.4%
				16,103	16,100	0.4%
ICV-CSI Holdings, LLC	New York / Transportation	Membership Units (1.6 units)	—	1,639	2,400	0.1%
				1,639	2,400	0.1%
Instant Web, LLC	Minnesota / Media	Senior Secured Term Loan A (5.50% (LIBOR + 4.50% with 1.00% LIBOR floor), due 3/28/2019)(4)(20)	146,363	146,363	146,363	4.0%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/28/2019)(3)(4)(20)	150,100	150,100	150,100	4.0%
		Senior Secured Term Loan C (12.75% (LIBOR + 11.75% with 1.00% LIBOR floor), due 3/28/2019)(4)(20)	27,000	27,000	27,000	0.7%
		Delayed Draw Term Loan – $16,000 Commitment (expires 5/29/2016)(25)	—	—	—	—%
				323,463	323,463	8.7%
InterDent, Inc.	California / Healthcare	Senior Secured Term Loan A (6.25% (LIBOR + 5.25% with 1.00% LIBOR floor), due 8/3/2017)(4)(21)	125,350	125,350	125,350	3.4%
		Senior Secured Term Loan B (11.25% (LIBOR + 10.25% with 1.00% LIBOR floor), due 8/3/2017)(3)(4)(21)	131,125	131,125	131,125	3.5%
				256,475	256,475	6.9%
JAC Holding Corporation	Michigan / Transportation	Senior Secured Note (11.50%, due 10/1/2019)(16)	3,000	3,000	3,000	0.1%
				3,000	3,000	0.1%
Jefferson Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.65%)(11)(22)(48)	19,500	16,928	16,928	0.5%
				16,928	16,928	0.5%
JHH Holdings, Inc.	Texas / Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor) plus 0.50% PIK, due 3/30/2019)(3)(4)(6)(20)	35,297	35,297	35,297	1.0%
				35,297	35,297	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

LaserShip, Inc.	Virginia / Transportation	Senior Secured Term Loan A (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor) plus 2.00% default interest, due 3/18/2019)(3)(4)(21)	$35,156	$35,156	$30,778	0.8%
		Senior Secured Term Loan B (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor) plus 2.00% default interest, due 3/18/2019)(3)(4)(21)	21,555	21,555	18,866	0.5%
		Delayed Draw Term Loan – $6,000 Commitment (expires 12/31/2016)(25)	—	—	—	—%
				56,711	49,644	1.3%
LCM XIV Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 16.70%)(11)(22)	26,500	22,636	23,163	0.6%
				22,636	23,163	0.6%
Madison Park Funding IX, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 21.64%)(11)(22)	31,110	23,663	25,804	0.7%
				23,663	25,804	0.7%
Matrixx Initiatives, Inc.	New Jersey / Pharmaceuticals	Senior Secured Term Loan A (7.50% (LIBOR + 6.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(4)(20)	34,389	34,389	34,026	0.9%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(4)(20)	40,562	40,562	40,562	1.1%
				74,951	74,588	2.0%
Maverick Healthcare Equity, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)	—	1,252	2,190	0.1%
		Class A Common Units (1,250,000 units)	—	—	—	—%
				1,252	2,190	0.1%
Mountain View CLO 2013-I Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.47%)(11)(22)	43,650	37,168	40,480	1.1%
				37,168	40,480	1.1%
Mountain View CLO IX Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.43%)(11)(22)(48)	47,830	44,739	44,666	1.2%
				44,739	44,666	1.2%
Nathan's Famous, Inc.	New York / Food Products	Senior Secured Notes (10.00%, due 3/15/2020)(16)	3,000	3,000	3,000	0.1%
				3,000	3,000	0.1%
NCP Finance Limited Partnership(23)	Ohio / Consumer Finance	Subordinated Secured Term Loan (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(4)(16)(21)(22)	16,305	16,065	16,305	0.4%
				16,065	16,305	0.4%
New Century Transportation, Inc.	New Jersey / Transportation	Senior Subordinated Term Loan (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 4/1/2014, due 2/3/2018)(4)(6)(21)	187	187	—	—%
				187	—	—%
Nixon, Inc.	California / Durable Consumer Products	Senior Secured Term Loan (8.75% plus 2.75% PIK, due 4/16/2018)(3)(6)(16)	13,925	13,749	13,616	0.4%
				13,749	13,616	0.4%
Octagon Investment Partners XV, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 20.72%)(11)(22)	28,571	24,515	26,461	0.7%
				24,515	26,461	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Onyx Payments(44)	Texas / Diversified Financial Services	Revolving Line of Credit – $5,000 Commitment (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 9/10/2015)(4)(20)(25)(26)	$2,000	$2,000	$2,000	0.1%
		Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 9/10/2019)(3)(4)(20)	52,050	52,050	52,050	1.4%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor), due 9/10/2019)(4)(20)	59,389	59,389	59,389	1.6%
				113,439	113,439	3.1%
Pacific World Corporation	California / Personal & Nondurable Consumer Products	Revolving Line of Credit – $15,000 Commitment (8.00% (LIBOR + 7.00% with 1.00% LIBOR floor), due 9/26/2020)(4)(21)(25)(26)	6,500	6,500	6,500	0.2%
		Senior Secured Term Loan A (6.00% (LIBOR + 5.00% with 1.00% LIBOR floor), due 9/26/2020)(4)(21)	99,250	99,250	95,400	2.6%
		Senior Secured Term Loan B (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/26/2020)(3)(4)(21)	99,250	99,250	81,772	2.2%
				205,000	183,672	5.0%
Pelican Products, Inc.	California / Durable Consumer Products	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/9/2021)(4)(16)(21)	17,500	17,484	17,500	0.5%
				17,484	17,500	0.5%
PGX Holdings, Inc.(28)	Utah / Consumer Services	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(4)(21)	135,000	135,000	135,000	3.6%
				135,000	135,000	3.6%
Photonis Technologies SAS	France / Aerospace & Defense	First Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(4)(16)(21)(22)	10,369	10,145	9,734	0.3%
				10,145	9,734	0.3%
Pinnacle (US) Acquisition Co. Limited	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(4)(16)(20)	7,037	6,890	6,612	0.2%
				6,890	6,612	0.2%
PlayPower, Inc.	North Carolina / Durable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 6/23/2022)(4)(16)(20)	10,000	9,850	9,850	0.3%
				9,850	9,850	0.3%
Prime Security Services Borrower, LLC	Illinois / Consumer Services	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 7/1/2022)(4)(16)(21)	10,000	9,850	9,850	0.3%
				9,850	9,850	0.3%
PrimeSport, Inc.	Georgia / Hotels, Restaurants & Leisure	Revolving Line of Credit – $15,000 Commitment (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 7/31/2015)(4)(20)(25)(26)	13,800	13,800	13,800	0.4%
		Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(4)(20)	54,227	54,227	54,227	1.4%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(4)	74,500	74,500	74,500	2.0%
				142,527	142,527	3.8%
Prince Mineral Holding Corp.	New York / Metal Services & Minerals	Senior Secured Term Loan (11.50%, due 12/15/2019)(16)	10,000	9,915	9,458	0.3%
				9,915	9,458	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Rocket Software, Inc.	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)(3)(4)(16)(20)	$20,000	$19,801	$20,000	0.5%
				19,801	20,000	0.5%
Royal Holdings, Inc.	Indiana / Chemicals	Second Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 6/19/2023)(4)(16)(21)	5,000	4,963	5,000	0.1%
				4,963	5,000	0.1%
Ryan, LLC	Texas / Business Services	Subordinated Unsecured Notes (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 3.00% PIK, due 6/30/2018)(4)(6)(20)	72,701	72,701	72,701	2.0%
				72,701	72,701	2.0%
Security Alarm Financing Enterprises, L.P.(45)	California / Consumer Services	Subordinated Unsecured Notes (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 12/19/2020)(4)(21)	25,000	25,000	25,000	0.7%
				25,000	25,000	0.7%
SESAC Holdco II LLC	Tennessee / Media	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 4/22/2021)(3)(4)(16)(20)	10,000	9,854	9,925	0.3%
				9,854	9,925	0.3%
Small Business Whole Loan Portfolio(19)	New York / Online Lending	40 small business loans purchased from Direct Capital Corporation	492	492	362	—%
		2,306 small business loans purchased from On Deck Capital, Inc.	50,066	50,066	50,530	1.4%
				50,558	50,892	1.4%
Spartan Energy Services, Inc.	Louisiana / Oil & Gas Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 12/28/2017)(3)(4)(21)	13,422	13,422	12,973	0.3%
		Senior Secured Term Loan B (11.00% (LIBOR + 10.00% with 1.00% LIBOR floor), due 12/28/2017)(3)(4)(21)	13,935	13,935	13,664	0.4%
				27,357	26,637	0.7%
Speedy Group Holdings Corp.	Canada / Consumer Finance	Senior Unsecured Notes (12.00%, due 11/15/2017)(16)(22)	15,000	15,000	15,000	0.4%
				15,000	15,000	0.4%
Stauber Performance Ingredients, Inc.	California / Food Products	Senior Secured Term Loan A (7.50% (LIBOR + 6.50% with 1.00% LIBOR floor), due 11/25/2019)(3)(4)(20)	9,561	9,561	9,561	0.2%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 11/25/2019)(3)(4)(20)	9,799	9,799	9,799	0.3%
				19,360	19,360	0.5%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Overriding Royalty Interests(18)	—	—	—	—%
				—	—	—%
Sudbury Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.92%)(11)(22)	28,200	22,562	24,425	0.7%
				22,562	24,425	0.7%
Symphony CLO IX Ltd.	Cayman Islands / Structured Finance	Preference Shares (Residual Interest, current yield 20.76%)(11)(22)	45,500	34,797	40,034	1.1%
				34,797	40,034	1.1%
Symphony CLO XIV Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.24%)(11)(22)(48)	49,250	44,018	45,641	1.2%
				44,018	45,641	1.2%
Symphony CLO XV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.72%)(11)(22)	50,250	46,994	46,452	1.3%
				46,994	46,452	1.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

System One Holdings, LLC	Pennsylvania / Business Services	Senior Secured Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 11/17/2020)(3)(4)(21)	$68,146	$68,146	$68,146	1.8%
		Delayed Draw Term Loan – $11,500 Commitment (expires 12/31/2015)(25)	—	—	—	—%
				68,146	68,146	1.8%
Targus Group International, Inc.	California / Durable Consumer Products	First Lien Term Loan (11.75% (PRIME + 8.50%) plus 1.00% PIK and 2.00% default interest, due 5/24/2016)(4)(6)(16)	21,487	21,378	17,233	0.5%
				21,378	17,233	0.5%
TB Corp.	Texas / Hotels, Restaurants & Leisure	Senior Subordinated Note (12.00% plus 1.50% PIK, due 12/19/2018)(3)(6)	23,628	23,628	23,628	0.6%
				23,628	23,628	0.6%
Therakos, Inc.	New Jersey / Healthcare	Second Lien Term Loan (10.75% (LIBOR + 9.50% with 1.25% LIBOR floor), due 6/27/2018)(4)(16)(20)	13,000	12,808	13,000	0.4%
				12,808	13,000	0.4%
Tolt Solutions, Inc.	South Carolina / Business Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 3/7/2019)(3)(4)(20)	47,802	47,802	45,548	1.2%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/7/2019)(3)(4)(20)	48,900	48,900	46,155	1.2%
				96,702	91,703	2.4%
TouchTunes Interactive Networks, Inc.	New York / Media	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(4)(16)(21)	5,000	4,925	4,925	0.1%
				4,925	4,925	0.1%
Traeger Pellet Grills LLC	Oregon / Durable Consumer Products	Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(4)(20)	35,644	35,644	35,644	1.0%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(4)(20)	36,881	36,881	36,881	1.0%
				72,525	72,525	2.0%
Transaction Network Services, Inc.	Virginia / Telecommunication Services	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/14/2020)(4)(16)(21)	4,595	4,573	4,595	0.1%
				4,573	4,595	0.1%
Trinity Services Group, Inc.(14)	Florida / Food Products	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 8/13/2019)(4)(20)	9,825	9,825	9,825	0.3%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 8/13/2019)(3)(4)(20)	100,000	100,000	100,000	2.7%
				109,825	109,825	3.0%
United Sporting Companies, Inc.(5)	South Carolina / Durable Consumer Products	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018)(3)(4)(21)	158,238	158,238	145,618	3.9%
				158,238	145,618	3.9%
United States Environmental Services, LLC	Texas / Commercial Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor) plus 2.00% default interest, due 3/31/2019)(3)(4)(20)	23,250	23,250	21,551	0.6%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor) plus 2.00% default interest, due 3/31/2019)(3)(4)(20)	36,000	36,000	33,406	0.9%
				59,250	54,957	1.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

USG Intermediate, LLC	Texas / Durable Consumer Products	Revolving Line of Credit – $5,000 Commitment (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 4/15/2016)(4)(21)(25)(26)	$—	$—	$—	—%
		Senior Secured Term Loan A (7.50% (LIBOR + 6.50% with 1.00% LIBOR floor), due 4/15/2020)(3)(4)(21)	21,587	21,587	21,587	0.6%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.50% with 1.00% LIBOR floor), due 4/15/2020)(3)(4)(21)	21,695	21,695	21,695	0.6%
		Equity	—	1	—	—%
				43,283	43,282	1.2%
Venio LLC	Pennsylvania / Business Services	Second Lien Term Loan (12.00% (LIBOR + 9.50% with 2.50% LIBOR floor), due 2/19/2020)(3)(4)(20)	17,000	17,000	16,042	0.4%
				17,000	16,042	0.4%
Voya CLO 2012-2, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 19.32%)(11)(22)	38,070	30,002	32,391	0.9%
				30,002	32,391	0.9%
Voya CLO 2012-3, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 16.87%)(11)(22)	46,632	37,208	38,465	1.0%
				37,208	38,465	1.0%
Voya CLO 2012-4, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 19.40%)(11)(22)	40,613	32,918	34,977	0.9%
				32,918	34,977	0.9%
Voya CLO 2014-1, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.25%)(11)(22)(48)	32,383	28,886	29,170	0.8%
				28,886	29,170	0.8%
Washington Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.28%)(11)(22)(48)	22,600	19,542	20,137	0.5%
				19,542	20,137	0.5%
Water Pik, Inc.	Colorado / Personal & Nondurable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021)(4)(16)(20)	9,147	8,796	9,147	0.2%
				8,796	9,147	0.2%
Wheel Pros, LLC	Colorado / Business Services	Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(4)(20)	12,000	12,000	12,000	0.3%
		Delayed Draw Term Loan – $3,000 Commitment (expires 12/30/2015)(25)	—	—	—	—%
				12,000	12,000	0.3%
Wind River Resources Corporation(39)	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal and 16.00% default interest on past due interest, in non-accrual status effective 12/1/2008, past due)(4)(39)	3,000	3,000	—	—%
		Net Profits Interest (5% of Equity Distributions)(7)		—	—	—%
				3,000	—	—%
Total Non-Control/Non-Affiliate Investments (Level 3)				$4,619,519	$4,589,151	124.0%

Total Level 3 Portfolio Investments				$6,559,313	$6,609,298	178.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015 (Audited)
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2015 (Unaudited) and June 30, 2015

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

(2)
Fair value is determined by or under the direction of our Board of Directors. As of June 30, 2015, one of our portfolio investments, Dover Saddlery, Inc. (“Dover”), was publicly traded and classified as Level 1 within the valuation hierarchy established by ASC 820, Fair Value Measurement (“ASC 820”). On July 1, 2015 we redeemed our investment in Dover and realized a gain of $200. As of June 30, 2015, the fair value of our remaining portfolio investments was determined using significant unobservable inputs. As of September 30, 2015, all of our investments were classified as Level 3. ASC 820 classifies such inputs used to measure fair value as Level 3 within the valuation hierarchy. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.

(3)
Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of these investments held by PCF at September 30, 2015 and June 30, 2015 were $1,504,847 and $1,511,585, respectively; they represent 23.4% and 22.9% of our total investments, respectively.

(4)	Security, or a portion thereof, has a floating interest rate which may be subject to a LIBOR or PRIME floor. Stated interest rate was in effect at September 30, 2015 and June 30, 2015.

(5)
Ellett Brothers, LLC, Evans Sports, Inc., Jerry’s Sports, Inc., Simmons Gun Specialties, Inc., Bonitz Brothers, Inc., and Outdoor Sports Headquarters, Inc. are joint borrowers on the second lien term loan. United Sporting Companies, Inc. is a parent guarantor of this debt investment.

(6)
The interest rate on these investments contains a PIK provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2015 (Unaudited) and June 30, 2015 (Continued)

The following table provides additional details on these PIK investments, including the maximum PIK interest rate allowed under the existing credit agreements, as of September 30, 2015:

Security Name **	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
American Property REIT Corp.	2.75%	2.75%	5.5%
CCPI Inc.	7%	—%	7%
Cinedigm DC Holdings, LLC	2.5%	—%	2.5%
CP Energy Services Inc. - Senior Secured Term Loan B	7.5%	—%	7.5%	***
CP Energy Services Inc. - Second Lien Term Loan	9%	—%	9%	***
Credit Central Loan Company	—%	10%	10%
Crosman Corporation - Senior Secured Term Loan A	4.00%	—%	4%
Crosman Corporation - Senior Secured Term Loan B	4%	—%	4%
Echelon Aviation LLC	—%	2.25%	2.25%
First Tower Finance Company LLC	—%	12%	12%
Harbortouch Payments, LLC	N/A	N/A	5.5%	*
JHH Holdings, Inc.	0.50%	0.00%	0.5%
Edmentum Ultimate Holdings, LLC - Senior PIK Note	8.5%	—%	8.5%
Edmentum Ultimate Holdings, LLC - Junior PIK Note	10%	—%	10%
Mity, Inc.	3.35%	6.65%	10%
Nationwide Loan Company LLC	—%	10%	10%
Nixon, Inc.	2.75%	—%	2.75%
National Property REIT Corp. - Senior Secured Term Loan A	1.38%	4.13%	5.5%
National Property REIT Corp. - Senior Secured Term Loan C	—%	5%	5%
National Property REIT Corp. - Senior Secured Term Loan E	—%	5%	5%
United Property REIT Corp.	—%	5.5%	5.5%
Valley Electric Co. of Mt. Vernon, Inc.	2.5%	—%	2.5%
Valley Electric Company, Inc.	8.5%	—%	8.5%
Targus Group International, Inc.	1%	—%	1%
*PIK is capitalized annually; next PIK payment date is 4/1/16
**The table above excludes impaired debt which is on non-accrual status
***Investment was changed to non-accrual basis as of 9/30/15 and all capitalized PIK was reserved

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2015 (Unaudited) and June 30, 2015 (Continued)

The following table provides additional details on these PIK investments, including the maximum PIK interest rate allowed under the existing credit agreements, as of June 30, 2015:

Security Name **	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
American Property REIT Corp.	—%	5.5%	5.5%
CCPI Inc.	7%	—%	7%
Cinedigm DC Holdings, LLC	2.5%	—%	2.5%
CP Energy Services Inc. - Senior Secured Term Loan B	7.5%	—%	7.5%
CP Energy Services Inc. - Second Lien Term Loan	9%	—%	9%
Credit Central Loan Company, LLC	—%	10%	10%
Echelon Aviation LLC	N/A	N/A	2.25%
First Tower Finance Company LLC	1.64%	10.36%	12%
Harbortouch Payments, LLC	5.5%	—%	5.5%	*
JHH Holdings, Inc.	0.5%	—%	0.5%
Edmentum Ultimate Holdings, LLC - Unsecured Senior PIK Note	N/A	N/A	8.5%
Edmentum Ultimate Holdings, LLC - Unsecured Junior PIK Note	N/A	N/A	10%
Mity, Inc.	10%	—%	10%
Nationwide Loan Company LLC	—%	10%	10%
Nixon, Inc.	2.75%	—%	2.75%
National Property REIT Corp. - Senior Secured Term Loan A	—%	5.5%	5.5%
National Property REIT Corp. - Senior Secured Term Loan C	—%	7.5%	7.5%
National Property REIT Corp. - Senior Secured Term Loan D	—%	4.5%	4.5%
National Property REIT Corp. - Senior Secured Term Loan A to ACL Loan Holdings, Inc.	—%	7.5%	7.5%
National Property REIT Corp. - Senior Secured Term Loan B to ACL Loan Holdings, Inc.	—%	4.5%	4.5%
Ryan, LLC	3%	—%	3%
United Property REIT Corp.	—%	5.5%	5.5%
Valley Electric Co. of Mt. Vernon, Inc.	2.5%	—%	2.5%
Valley Electric Company, Inc.	8.5%	—%	8.5%
Targus Group International, Inc.	1%	—%	1%
*PIK is capitalized annually; next PIK payment date is 4/1/16
**PIK is capitalized quarterly; next PIK payment date is 7/31/15
***The table above excludes impaired debt which is on non-accrual status

(7)	In addition to the stated returns, the net profits interest held will be realized upon sale of the borrower or a sale of the interests.

(8)
Energy Solutions Holdings Inc., a consolidated entity in which we own 100% of equity, owns 100% of Freedom Marine Solutions, LLC (“Freedom Marine”), which owns Vessel Company, LLC, Vessel Company II, LLC and Vessel Company III, LLC. We report Freedom Marine as a separate controlled company.

(9)	This investment is in the debt class of a CLO security.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2015 (Unaudited) and June 30, 2015 (Continued)

(12)	This investment is in the equity class of a CLO security.

(13)	On a fully diluted basis represents 10.00% of voting common shares.

(14)	Trinity Services Group, Inc. and Trinity Services I, LLC are joint borrowers on the senior secured loan facility.

(15)
We own 99.9999% of AGC/PEP, LLC. AGC/PEP, LLC owns 2,037.65 out of a total of 83,818.69 shares (including 5,111 vested and unvested management options) of American Gilsonite Holding Company which owns 100% of American Gilsonite Company.

(16)	Syndicated investment which was originated by a financial institution and broadly distributed.

(17)
MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 94.99% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc.; Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. MITY Delaware has a subordinated unsecured note issued and outstanding to Broda Canada that is denominated in Canadian Dollars (CAD). As of September 30, 2015, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD.

(18)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(19)
Our wholly-owned subsidiary Prospect Small Business Lending, LLC purchases small business whole loans on a recurring basis from online small business loan originators, including On Deck Capital, Inc. and Direct Capital Corporation.

(20)
The interest rate on these investments is subject to the base rate of 3-Month LIBOR, which was 0.33% and 0.28% at September 30, 2015 and June 30, 2015, respectively. The current base rate for each investment may be different from the reference rate on September 30, 2015 and June 30, 2015.

(21)
The interest rate on these investments is subject to the base rate of 1-Month LIBOR, which was 0.19% at September 30, 2015 and June 30, 2015. The current base rate for each investment may be different from the reference rate on September 30, 2015 and June 30, 2015.

(22)
Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2015 and June 30, 2015, our qualifying assets as a percentage of total assets, stood at 72.6% and 75.1%, respectively. We monitor the status of these assets on an ongoing basis.

(23)	NCP Finance Limited Partnership, NCP Finance Ohio, LLC, and certain affiliates thereof are joint borrowers on the subordinated secured term loan.

(24)
NMMB Holdings, a consolidated entity in which we own 100% of the equity, owns 96.33% and 92.93% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of September 30, 2015 and June 30, 2015, respectively. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”), which owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). We report NMMB as a separate controlled company.

(25)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 2.00%. As of September 30, 2015 and June 30, 2015, we had $84,184 and $88,288, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.

(26)
The interest rate on these investments is subject to the base rate of 6-Month LIBOR, which was 0.44% at June 30, 2015. The current base rate for each investment may be different from the reference rate on June 30, 2015.

(27)
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

(28)
As of June 30, 2015, Progrexion Marketing, Inc., Progrexion Teleservices, Inc., Progrexion ASG, Inc., Progrexion IP, Inc., Creditrepair.com, Inc., and eFolks, LLC were joint borrowers on the senior secured term loan. PGX Holdings, Inc. was the parent

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2015 (Unaudited) and June 30, 2015 (Continued)

guarantor of this debt investment. As of September 30, 2015, PGX Holdings, Inc. is the sole borrower on the second lien term loan.

(29)
First Tower Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC, the operating company. We report First Tower Finance as a separate controlled company.

(30)
Arctic Oilfield Equipment USA, Inc., a consolidated entity in which we own 100% of the common equity, owns 70% of the equity of Arctic Energy Services, LLC (“Arctic Energy”), the operating company. We report Arctic Energy as a separate controlled company. On September 30, 2015, Prospect refinanced its investment in Arctic Energy. Concurrent with the refinancing, we received a repayment of the $31,640 senior secured loan and the $20,230 subordinated loan in exchange for Class D and Class E equity in Arctic Energy.

(31)	We own 2.8% (13,220 shares) of Mineral Fusion Natural, LLC, a subsidiary of Caleel + Hayden, LLC, common and preferred interest.

(32)
APH Property Holdings, LLC, a consolidated entity in which we own 100% of the membership interests, owns 100% of the common equity of American Property REIT Corp. (f/k/a American Property Holdings Corp.) (“APRC”), a qualified REIT which holds investments in several real estate properties. We report APRC as a separate controlled company. See Note 3 for further discussion of the properties held by APRC.

(33)
CCPI Holdings Inc., a consolidated entity in which we own 100% of the common stock, owns 93.99% and 94.95% of CCPI Inc. (“CCPI”), the operating company, as of September 30, 2015 and June 30, 2015, respectively. We report CCPI as a separate controlled company.

(34)
Credit Central Holdings of Delaware, LLC, a consolidated entity in which we own 100% of the membership interests, owns 74.93% and 74.93% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC) (“Credit Central”) as of September 30, 2015 and June 30, 2015, respectively. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company.

(35)
Valley Electric Holdings I, Inc., a consolidated entity in which we own 100% of the common stock, owns 100% of Valley Electric Holdings II, Inc. (“Valley Holdings II”), another consolidated entity. Valley Holdings II owns 94.99% of Valley Electric Company, Inc. (“Valley Electric”). Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc. (“Valley”). We report Valley Electric as a separate controlled company.

(36)
Nationwide Acceptance Holdings LLC, a consolidated entity in which we own 100% of the membership interests, owns 93.79% of Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC) (“Nationwide”), the operating company. We report Nationwide as a separate controlled company. On June 1, 2015, Nationwide completed a corporate reorganization. As part of a reorganization, Nationwide Acceptance LLC was renamed Nationwide Loan Company LLC (continues as “Nationwide”) and formed two new wholly-owned subsidiaries: Pelican Loan Company LLC (“Pelican”) and Nationwide Consumer Loans LLC. Nationwide assigned 100% of the equity interests in its other subsidiaries to Pelican which, in turn, assigned these interests to Nationwide Acceptance LLC (“New Nationwide”), the new operating company wholly-owned by Pelican. New Nationwide also assumed the existing senior subordinated term loan due to Prospect.

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

(38)
CP Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 82.3% and 82.3% of CP Energy Services Inc. (“CP Energy”) as of September 30, 2015 and June 30, 2015, respectively. As of June 30, 2015, CP Energy owned directly or indirectly 100% of each of CP Well Testing, LLC (“CP Well”); Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2015 (Unaudited) and June 30, 2015 (Continued)

Effective December 31, 2014, CP Energy underwent a corporate reorganization in order to consolidate certain of its wholly-owned subsidiaries.

(39)
Wind River Resources Corporation and Wind River II Corporation are joint borrowers on the senior secured note. The interest rate for this investment is subject to the base rate of 12-Month LIBOR, which was 0.85% and 0.77% at September 30, 2015 and June 30, 2015.

(40)
NPH Property Holdings, LLC, a consolidated entity in which we own 100% of the membership interests, owns 100% of the common equity of National Property REIT Corp. (f/k/a National Property Holdings Corp.) (“NPRC”), a property REIT which holds investments in several real estate properties. Additionally, through its wholly-owned subsidiaries, NPRC invests in online consumer loans. We report NPRC as a separate controlled company. See Note 3 for further discussion of the properties held by NPRC. On March 17, 2015, we entered into a new credit agreement with ACL Loan Holdings, Inc. (“ACLLH”), a wholly-owned subsidiary of NPRC, to form two new tranches of senior secured term loans, Term Loan A and Term Loan B, with the same terms as the existing NPRC Term Loan A and Term Loan B due to us. The agreement was effective as of June 30, 2014. On June 30, 2014, ACLLH made a non-cash return of capital distribution of $22,390 to NPRC and NPRC transferred and assigned to ACLLH a senior secured Term Loan A due to us. On June 2, 2015, we amended the credit agreement with NPRC to form two new tranches of senior secured term loans, Term Loan C and Term Loan D, with the same terms as the existing ACLLH Term Loan A and Term Loan B due to us. The amendment was effective as of April 1, 2015. On August 18, 2015, we amended the credit agreement with NPRC to form a new tranche of senior secured term loans, Term Loan E. The amendment was effective as of July 1, 2015, outstanding Term Loan C and Term Loan D balances were converted to Term Loan E. On August 12, 2015, we amended the credit agreement with ACLLH to form a new tranche of senior secured term loans, Term Loan C. The amendment was effective as of July 1, 2015, outstanding Term Loan A and Term Loan B balances were converted to Term Loan C.

(41)
UPH Property Holdings, LLC, a consolidated entity in which we own 100% of the membership interests, owns 100% of the common equity of United Property REIT Corp. (f/k/a United Property Holdings Corp.) (“UPRC”), a property REIT which holds investments in several real estate properties. We report UPRC as a separate controlled company. See Note 3 for further discussion of the properties held by UPRC.

(42)
SB Forging Company, Inc. (“SB Forging”), a consolidated entity in which we own 100% of the equity, owned 100% of Ajax Rolled Ring & Machine, LLC, the operating company, which was sold on October 10, 2014. As part of the sale there is $3,000 being held in escrow of which $802 was received on May 6, 2015 for which we realized a gain of the same amount. The remainder will be recognized as additional gain if and when received.

(43)
Harbortouch Holdings of Delaware Inc., a consolidated entity in which we own 100% of the common stock, owns 100% of the Class C voting units of Harbortouch Payments, LLC (“Harbortouch”), which provide for a 53.5% residual profits allocation. Harbortouch management owns 100% of the Class B and Class D voting units of Harbortouch, which provide for a 46.5% residual profits allocation. Harbortouch owns 100% of Credit Card Processing USA, LLC. We report Harbortouch as a separate controlled company.

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

(46)
A portion of the senior secured note is denominated in Canadian Dollars (CAD). As of June 30, 2015 and September 30, 2015, the principal balance of this note was CAD 36,666, respectively. In accordance with ASC 830, this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedules of Investments in USD.

(47)
On June 9, 2015, we provided additional debt and equity financing to support the recapitalization of Edmentum, Inc. (“Edmentum”). As part of the recapitalization, we exchanged 100% of the $50,000 second lien term loan previously outstanding for $26,365 of junior PIK notes and 370,964.14 Class A common units representing 37.1% equity ownership in Edmentum Ultimate Holdings, LLC. In addition, we invested $5,875 in senior PIK notes and committed $7,834 as part of a second lien revolving credit facility, of which $4,896 was funded at closing. On June 9, 2015, we determined that the impairment of Edmentum was impaired and recorded a realized loss of $22,116 for the amount that the amortized cost exceeded the fair value, reducing the amortized cost to $37,216.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2015 (Unaudited) and June 30, 2015 (Continued)

(48)	Co-investment with another fund managed by an affiliate of our investment adviser, Prospect Capital Management L.P. See Note 13 for further discussion.

(49)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the three months ended September 30, 2015 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at September 30, 2015	Interest income	Dividend income	Other income	Net realized gains (losses)
American Property REIT Corp.	$118,256	$1,356	$—	$736	$120,348	$2,295	$—	$231	$—
Arctic Energy Services, LLC	60,364	51,870	(51,870)	(4,024)	56,340	1,123	—	—	—
ARRM Services, Inc.	—	—	—	—	—	—	—	—	—
BXC Company, Inc.	—	—	—	—	—	—	—	—	—
CCPI Inc.	41,352	155	(6,030)	929	36,406	876	2,782	—	—
Change Clean Energy Company, LLC	—	—	—	—	—	—	—	—	—
CP Energy Services Inc.	91,009	(2,818)	—	(5,330)	82,861	(390)	—	—	—
Credit Central Loan Company, LLC	55,172	—	—	1,337	56,509	1,857	—	619	—
Echelon Aviation LLC	68,941	—	—	(8,388)	60,553	1,460	—	—	—
Edmentum Ultimate Holdings, LLC	37,216	454	(4,896)	(454)	32,320	1,052	—	—	—
First Tower Finance Company LLC	365,950	347	(678)	(1,994)	363,624	14,137	—	—	—
Freedom Marine Solutions, LLC	27,090	—	—	7	27,097	1,125	—	—	—
Gulf Coast Machine & Supply Company	6,918	3,000	(75)	(947)	8,896	—	—	—	—
Harbortouch Payments, LLC	376,936	—	(1,288)	(17,289)	358,359	7,779	—	—	—
Manx Energy, Inc.	—	—	—	—	—	—	—	—	—
MITY, Inc.	50,795	140	—	1,514	52,449	1,448	—	—	(1)
National Property REIT Corp.	471,889	86,431	—	(11,024)	547,296	14,110	—	1,237	—
Nationwide Loan Company LLC	34,550	—	—	(712)	33,838	758	356	—	—
NMMB, Inc.	12,052	—	—	968	13,020	383	—	—	—
R-V Industries, Inc.	40,508	—	—	(7,478)	33,030	731	75	—	—
United Property REIT Corp.	84,685	2,044	—	3,218	89,947	1,891	—	322	—
Valley Electric Company, Inc.	30,497	540	—	6,359	37,396	1,309	—	—	—
Vets Securing America, Inc.	—	—	—	—	—	—	—	—	—
Wolf Energy, LLC	22	—	—	2,389	2,411	—	—	—	—
Yatesville Coal Company, LLC	—	—	—	—	—	—	—	—	—
Total	$1,974,202	$143,519	$(64,837)	$(40,183)	$2,012,700	$51,944	$3,213	$2,409	$(1)
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2015 (Unaudited) and June 30, 2015 (Continued)

(50)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the three months ended September 30, 2015 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)*	Net unrealized gains (losses)	Fair Value at September 30, 2015	Interest income	Dividend income	Other income	Net realized gains (losses)
BNN Holdings Corp.	$45,945	$—	$(42,922)	$105	$3,128	$885	$—	$—	$—
Total	$45,945	$—	$(42,922)	$105	$3,128	$885	$—	$—	$—

* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, PIK interest, and the exchange of one or more existing securities for one or more new securities.

** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales and the exchange of one or more existing securities for one or more new securities.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2015 (Unaudited) and June 30, 2015 (Continued)

(51)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2015 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2014	Gross Additions (Cost)*		Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at June 30, 2015	Interest income	Dividend income	Other income	Net realized gains (losses)
Airmall Inc.	$45,284	$—		$(57,500)	$12,216	$—	$576	$—	$3,000	$(2,808)
American Property REIT Corp.	206,159	(102,543)	***	(32)	14,672	118,256	14,747	—	1,342	—
Appalachian Energy LLC	—	—		(2,050)	2,050	—	—	—	—	(2,050)
Arctic Energy Services, LLC	61,114	—		—	(750)	60,364	6,721	—	—	—
ARRM Services, Inc.	25,536	—		(46,550)	21,014	—	956	—	2,000	(23,560)
Borga, Inc.	436	—		(3,177)	2,741	—	—	—	—	(2,589)
BXC Company, Inc.	2,115	250		(17,699)	15,333	(1)	—	—	5	(16,949)
CCPI Inc.	32,594	599		(476)	8,635	41,352	3,332	—	525	—
Change Clean Energy Company, LLC	—	—		—	—	—	—	—	—	—
Coalbed, LLC	—	—		—	—	—	—	—	—	—
CP Energy Services Inc.	130,119	2,818		—	(41,927)	91,010	16,420	—	—	—
Credit Central Loan Company, LLC	50,432	300		(2,337)	6,777	55,172	7,375	159	1,220	—
Echelon Aviation LLC	92,628	5,800		(37,713)	8,226	68,941	6,895	—	—	—
Edmentum Ultimate Holdings, LLC	—	59,333		(22,116)	—	37,217	—	—	—	(22,116)
First Tower Finance Company LLC	326,785	332		(1,932)	40,765	365,950	52,900	1,929	—	—
Freedom Marine Solutions, LLC	32,004	—		(485)	(4,429)	27,090	4,461	—	—	—
Gulf Coast Machine & Supply Company	14,459	8,500		—	(16,041)	6,918	1,370	—	—	—
Harbortouch Payments, LLC	291,314	35,374		(8,609)	58,857	376,936	29,834	—	579	—
Manx Energy, Inc.	—	—		(50)	50	—	—	—	—	(50)
MITY, Inc.	49,289	3,032		(2,594)	1,068	50,795	5,783	—	—	(5)
National Property REIT Corp.	124,511	361,481	***	(38,420)	24,317	471,889	30,611	—	1,959	—
Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC)	29,923	2,814		(2,350)	4,163	34,550	3,005	4,425	—	—
NMMB, Inc.	6,297	383		—	5,372	12,052	1,521	—	—	—
R-V Industries, Inc.	57,734	—		(1,175)	(16,052)	40,507	3,018	298	—	—
United Property REIT Corp.	24,566	51,936	***	(448)	8,631	84,685	5,893	—	2,345	—
Valley Electric Company, Inc.	33,556	2,053		(76)	(5,036)	30,497	4,991	—	—	—
Vets Securing America, Inc.****	—	100		(3,931)	3,831	—	—	—	—	(3,246)
Wolf Energy, LLC	3,599	—		(5,991)	2,414	22	—	—	—	(5,818)
Yatesville Coal Company, LLC	—	—		(1,449)	1,449	—	—	—	—	(1,449)
Total	$1,640,454	$432,562		$(257,160)	$158,346	$1,974,202	$200,409	$6,811	$12,975	$(80,640)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2015 (Unaudited) and June 30, 2015 (Continued)

(52)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2015 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2014	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at June 30, 2015	Interest income	Dividend income	Other income	Net realized gains (losses)
BNN Holdings Corp.	$32,121	$44,000	$(30,679)	$503	$45,945	$3,799	$778	$226	$—
Total	$32,121	$44,000	$(30,679)	$503	$45,945	$3,799	$778	$226	$—

* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, PIK interest, and the exchange of one or more existing securities for one or more new securities.

** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales and the exchange of one or more existing securities for one or more new securities. Redemption amounts included within gross reductions include the cost basis adjustments resulting from consolidation on July 1, 2014.
*** These amounts include the cost basis of investments transferred from APRC and UPRC to NPRC. (See Note 3 for details.)
**** During the year ended June 30, 2015, THS ceased operations and the VSA management team supervised both the continued operations of VSA and the wind-down of activities at THS.

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
We are externally managed by our investment adviser, Prospect Capital Management L.P. (“Prospect Capital Management” or the “Investment Adviser”). Prospect Administration LLC (“Prospect Administration” or the “Administrator”), a wholly-owned subsidiary of the Investment Adviser, provides administrative services and facilities necessary for us to operate.
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

Our investments in CLOs are classified as ASC 820 Level 3 securities and are valued using a discounted cash flow model. The valuations have been accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view as well as to determine an appropriate call date (i.e., expected maturity). For each CLO security, the most appropriate valuation approach has been chosen from alternative approaches to ensure the most accurate valuation for such security. To value a CLO, both the assets and the liabilities of the CLO capital structure are modeled. We use a waterfall engine to store the collateral data, generate collateral cash flows from the assets based on various assumptions for the risk factors, distribute the cash flows to the liability structure based on the payment priorities, and discount them back using current market discount rates. The main risk factors are: default risk, interest rate risk, downgrade risk, and credit spread risk.
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
Our undrawn committed revolvers and delayed draw term loans are fair valued with zero value. See Note 3 for further discussion.
Convertible Notes
We have recorded the Convertible Notes at their contractual amounts. The Convertible Notes were analyzed for any features that would require bifurcation and such features were determined to be immaterial. See Note 5 for further discussion.
Revenue Recognition
Realized gains or losses on the sale of investments are calculated using the specific identification method.
Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans. Accretion of such purchase discounts or amortization of premiums is calculated using the effective interest method as of the purchase date and adjusted only for material amendments or prepayments. Upon the prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income. See Note 3 for further discussion.
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current. As of September 30, 2015, approximately 1.4% of our total assets are in non-accrual status.
Interest income from investments in the “equity” class of security of CLO funds (typically preferred shares, income notes or subordinated notes) and “equity” class of security of securitized trust is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financial Assets. We monitor the expected cash inflows from our CLO and securitized trust equity investments, including the expected residual payments, and the effective yield is determined and updated periodically.
Dividend income is recorded on the ex-dividend date.
Structuring fees and similar fees are recognized as income is earned, usually when paid. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other income. See Note 10 for further discussion.

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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. For the calendar year ended December 31, 2014, we incurred an excise tax expense of $461 because our annual taxable income exceeded our distributions. As of September 30, 2015, we had a payable of $305 for excise taxes as our expected excise tax liability exceeded our excise tax payments through September 30, 2015. This amount is included within accrued expenses on the Consolidated Statement of Assets and Liabilities as of September 30, 2015 and June 30, 2015.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2015 and for the three months then ended, we did not have a liability for any unrecognized tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for our federal tax years ending August 31, 2012 and thereafter remain subject to examination by the Internal Revenue Service.
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

Note 3. Portfolio Investments
At September 30, 2015, we had investments in 131 long-term portfolio investments, which had an amortized cost of $6,441,993 and a fair value of $6,430,900. At June 30, 2015, we had investments in 131 long-term portfolio investments, which had an amortized cost of $6,559,376 and a fair value of $6,609,558.
The original cost basis of debt placements and equity securities acquired, including follow-on investments for existing portfolio companies, totaled $437,613 and $887,205 during the three months ended September 30, 2015 and September 30, 2014, respectively. Debt repayments and proceeds from sales of equity securities of approximately $528,789 and $863,144 were received during the three months ended September 30, 2015 and September 30, 2014, respectively.
The following table shows the composition of our investment portfolio as of September 30, 2015 and June 30, 2015.

	September 30, 2015		June 30, 2015
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$9,650	$9,650	$30,546	$30,546
Senior Secured Debt	3,560,126	3,475,767	3,617,111	3,533,447
Subordinated Secured Debt	1,158,854	1,121,886	1,234,701	1,205,303
Subordinated Unsecured Debt	73,397	71,148	145,644	144,271
Small Business Loans	18,409	16,974	50,558	50,892
CLO Debt	28,746	32,782	28,613	32,398
CLO Residual Interest	1,144,790	1,171,770	1,072,734	1,113,023
Equity	448,021	530,923	379,469	499,678
Total Investments	$6,441,993	$6,430,900	$6,559,376	$6,609,558
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

•
Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of September 30, 2015.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$9,650	$9,650
Senior Secured Debt	—	—	3,475,767	3,475,767
Subordinated Secured Debt	—	—	1,121,886	1,121,886
Subordinated Unsecured Debt	—	—	71,148	71,148
Small Business Loans	—	—	16,974	16,974
CLO Debt	—	—	32,782	32,782
CLO Residual Interest	—	—	1,171,770	1,171,770
Equity	—	—	530,923	530,923
Total Investments	$—	$—	$6,430,900	$6,430,900
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2015.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$30,546	$30,546
Senior Secured Debt	—	—	3,533,447	3,533,447
Subordinated Secured Debt	—	—	1,205,303	1,205,303
Subordinated Unsecured Debt	—	—	144,271	144,271
Small Business Loans	—	—	50,892	50,892
CLO Debt	—	—	32,398	32,398
CLO Residual Interest	—	—	1,113,023	1,113,023
Equity	260	—	499,418	499,678
Total Investments	$260	$—	$6,609,298	$6,609,558

The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended September 30, 2015.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2015	$1,974,202	$45,945	$4,589,151	$6,609,298
Net realized losses on investments	(1)	—	(2,384)	(2,385)
Net change in unrealized (depreciation) appreciation	(40,183)	105	(21,000)	(61,078)
Net realized and unrealized (losses) gains	(40,184)	105	(23,384)	(63,463)
Purchases of portfolio investments	143,441	—	292,893	436,334
Payment-in-kind interest	78	—	1,201	1,279
Amortization of discounts and premiums	—	—	(24,072)	(24,072)
Repayments and sales of portfolio investments	(64,837)	(42,922)	(420,717)	(528,476)
Transfers within Level 3(1)	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of September 30, 2015	$2,012,700	$3,128	$4,415,072	$6,430,900

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2015	$30,546	$3,533,447	$1,205,303	$144,271	$50,892	$32,398	$1,113,023	$499,418	$6,609,298
Net realized (losses) gains on investments	—	—	(144)	(1)	(2,424)	—	—	184	(2,385)
Net change in unrealized (depreciation) appreciation	—	(696)	(7,572)	(875)	(1,770)	252	(13,306)	(37,111)	(61,078)
Net realized and unrealized (losses) gains	—	(696)	(7,716)	(876)	(4,194)	252	(13,306)	(36,927)	(63,463)
Purchases of portfolio investments	3,400	220,193	22,620	—	22,952	—	96,620	70,549	436,334
Payment-in-kind interest	—	999	(173)	453	—	—	—	—	1,279
Accretion (amortization) of discounts and premiums	—	66	297	—	—	132	(24,567)	—	(24,072)
Repayments and sales of portfolio investments	(24,296)	(278,242)	(98,445)	(72,700)	(52,676)	—	—	(2,117)	(528,476)
Transfers within Level 3(1)	—	—	—	—	—	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of September 30, 2015	$9,650	$3,475,767	$1,121,886	$71,148	$16,974	$32,782	$1,171,770	$530,923	$6,430,900

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.

The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended September 30, 2014.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2014	$1,640,454	$32,121	$4,580,996	$6,253,571
Net realized (losses) gains on investments	(24,403)	—	1,492	(22,911)
Net change in unrealized appreciation (depreciation)	17,292	(495)	(4,232)	12,565
Net realized and unrealized losses	(7,111)	(495)	(2,740)	(10,346)
Purchases of portfolio investments	129,327	44,000	707,991	881,318
Payment-in-kind interest	3,759	—	2,128	5,887
Accretion (amortization) of discounts and premiums	—	—	(13,952)	(13,952)
Repayments and sales of portfolio investments	(106,432)	(29,170)	(727,542)	(863,144)
Transfers within Level 3(1)	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of September 30, 2014	$1,659,997	$46,456	$4,546,881	$6,253,334

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2014	$2,786	$3,514,198	$1,200,221	$85,531	$4,252	$33,199	$1,093,985	$319,399	$6,253,571
Net realized (losses) on investments	(1,095)	(15,063)	—	—	—	—	—	(6,753)	(22,911)
Net change in unrealized appreciation (depreciation)	659	9,920	(1,316)	—	1,163	(100)	4,752	(2,513)	12,565
Net realized and unrealized (losses) gains	(436)	(5,143)	(1,316)	—	1,163	(100)	4,752	(9,266)	(10,346)
Purchases of portfolio investments	9,000	648,140	145,787	6,593	12,651	—	39,105	20,042	881,318
Payment-in-kind interest	—	5,263	83	541	—	—	—	—	5,887
Accretion (amortization) of discounts and premiums	—	70	418	—	—	120	(14,560)	—	(13,952)
Repayments and sales of portfolio investments	—	(755,962)	(85,522)	—	(5,527)	—	—	(16,133)	(863,144)
Transfers within Level 3(1)	—	—	—	—	—	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of September 30, 2014	$11,350	$3,406,566	$1,259,671	$92,665	$12,539	$33,219	$1,123,282	$314,042	$6,253,334

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
For the three months ended September 30, 2015 and September 30, 2014, the net change in unrealized (depreciation) appreciation on the investments that use Level 3 inputs was $(64,913) and $17,779 for investments still held as of September 30, 2015 and September 30, 2014, respectively.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2015 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Senior Secured Debt	$2,325,141	Discounted Cash Flow	Market Yield	5.9%-25.6%	12.0%
Senior Secured Debt	505,060	Enterprise Value Waterfall	EBITDA Multiple	3.5x-10.5x	7.5x
Senior Secured Debt	40,808	Enterprise Value Waterfall	Discount Rate	7.0%-9.0%	8.0%
Senior Secured Debt	37,198	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt (1)	230,739	Enterprise Value Waterfall	Loss-Adjusted Discount Rate	3.8%-14.1%	8.2%
Senior Secured Debt (2)	346,473	Enterprise Value Waterfall	Capitalization Rate	5.8%-7.6%	6.5%
Senior Secured Debt (2)		Enterprise Value Waterfall	Dividend Yield	8.8%-11.7%	9.7%
Subordinated Secured Debt	777,170	Discounted Cash Flow	Market Yield	7.9%-18.5%	12.3%
Subordinated Secured Debt	42,321	Enterprise Value Waterfall	EBITDA Multiple	5.3x-8.0x	7.5x
Subordinated Secured Debt	302,399	Enterprise Value Waterfall	Book Value Multiple	1.2x-3.7x	2.6x
Subordinated Unsecured Debt	39,909	Discounted Cash Flow	Market Yield	12.2%-16.3%	13.4%
Subordinated Unsecured Debt	31,239	Enterprise Value Waterfall	EBITDA Multiple	5.8x-8.0x	7.2x
Small Business Loans (3)	16,974	Discounted Cash Flow	Loss-Adjusted Discount Rate	11.7%-33.2%	30.4%
CLO Debt	32,782	Discounted Cash Flow	Discount Rate	6.2%-7.0%	6.6%
CLO Residual Interest	1,171,770	Discounted Cash Flow	Discount Rate	12.5%-19.3%	15.3%
Preferred Equity	4,876	Enterprise Value Waterfall	EBITDA Multiple	4.5x-9.0x	6.6x
Preferred Equity	3,128	Discounted Cash Flow	Market Yield	19.8%-24.7%	22.3%
Common Equity/Interests/Warrants	163,894	Enterprise Value Waterfall	EBITDA Multiple	3.5x-10.5x	8.5x
Common Equity/Interests/Warrants	147,506	Enterprise Value Waterfall	Book Value Multiple	1.2x-3.7x	2.4x
Common Equity/Interests/Warrants (2)	140,466	Enterprise Value Waterfall	Capitalization Rate	5.8%-7.6%	6.5%
Common Equity/Interests/Warrants (2)		Enterprise Value Waterfall	Dividend Yield	8.8%-11.7%	9.5%
Common Equity/Interests/Warrants (4)	39,915	Discounted Cash Flow	Discount Rate	11.0%-12.0%	11.5%
Common Equity/Interests/Warrants	19,745	Enterprise Value Waterfall	Discount Rate	7.0%-9.0%	8.0%
Common Equity/Interests/Warrants	4,066	Discounted Cash Flow	Discount Rate	16.0%-18.0%	17.0%
Common Equity/Interests/Warrants	1,198	Liquidation Analysis	N/A	N/A	N/A
Escrow Receivable	6,123	Discounted Cash Flow	Discount Rate	6.7%-7.8%	7.3%
Total Level 3 Investments	$6,430,900

(1)
Represents an investment in a Real Estate Investment subsidiary. The Enterprise Value analysis includes the fair value of our investments in such indirect subsidiary’s consumer loans purchased from online consumer lending platforms, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above. In addition, the valuation also used projected loss rates as an unobservable input ranging from 1.0%-22.9%, with a weighted average of 12.4%.

(2)	Represents Real Estate Investments. Enterprise Value Waterfall methodology uses both the net asset value and dividend yield inputs, which are weighted equally (50%).

(3)
Includes our investments in small business whole loans purchased from Direct Capital and OnDeck and our residual interest in MarketPlace Loan Trust, Series 2015-OD2. Valuation also used projected loss rates as an unobservable input ranging from 0.00%-32.0%, with a weighted average of 8.68%.

(4)	Represents net operating income interests in Real Estate Investments.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2015 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Senior Secured Debt	$2,421,188	Yield Analysis	Market Yield	6.1%-21.4%	11.3%
Senior Secured Debt	563,050	EV Analysis	EBITDA Multiple	3.5x-11.0x	8.1x
Senior Secured Debt(1)	64,560	EV Analysis	Loss-Adjusted Discount Rate	3.8%-10.7%	6.9%
Senior Secured Debt(2)	98,025	EV Analysis	Loss-Adjusted Discount Rate	5.4%-16.3%	10.0%
Senior Secured Debt	40,808	EV Analysis	Discount Rate	7.0%-9.0%	8.0%
Senior Secured Debt	25,970	EV Analysis	Appraisal	N/A	N/A
Senior Secured Debt	6,918	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt	343,474	Net Asset Value Analysis	Capitalization Rate	5.6%-7.0%	6.0%
Subordinated Secured Debt	847,624	Yield Analysis	Market Yield	8.1%-18.3%	12.5%
Subordinated Secured Debt	54,948	EV Analysis	EBITDA Multiple	3.5x-6.0x	4.7x
Subordinated Secured Debt	302,731	EV Analysis	Book Value Multiple	1.2x-3.8x	2.7x
Subordinated Unsecured Debt	112,701	Yield Analysis	Market Yield	9.1%-15.3%	11.8%
Subordinated Unsecured Debt	31,570	EV Analysis	EBITDA Multiple	5.8x-8.0x	7.2x
Small Business Loans(3)	362	Discounted Cash Flow	Loss-Adjusted Discount Rate	11.7%-27.3%	23.5%
Small Business Loans(4)	50,530	Discounted Cash Flow	Loss-Adjusted Discount Rate	20.4%-33.2%	24.9%
CLO Debt	32,398	Discounted Cash Flow	Discount Rate	6.1%-6.9%	6.5%
CLO Residual Interest	1,113,023	Discounted Cash Flow	Discount Rate	11.2%-18.0%	14.0%
Equity	139,424	EV Analysis	EBITDA Multiple	2.0x-11.0x	8.5x
Equity	148,631	EV Analysis	Book Value Multiple	1.2x-3.8x	2.5x
Equity	1,120	EV Analysis	Appraisal	N/A	N/A
Equity	3,023	Yield Analysis	Market Yield	19.8%-24.7%	22.2%
Equity	130,316	Net Asset Value Analysis	Capitalization Rate	5.6%-7.0%	5.9%
Equity	28,133	Discounted Cash Flow	Discount Rate	7.0%-9.0%	8.0%
Participating Interest(5)	42,765	Yield Analysis	Market Yield	11.5%-18.0%	12.5%
Participating Interest(5)	22	Liquidation Analysis	N/A	N/A	N/A
Escrow Receivable	5,984	Discounted Cash Flow	Discount Rate	7.0%-8.2%	7.6%
Total Level 3 Investments	$6,609,298

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

In determining the range of value for debt instruments except CLOs and debt investments in controlling portfolio companies, management and the independent valuation firm estimated corporate and security credit ratings and identified corresponding yields to maturity for each loan from relevant market data. A discounted cash flow analysis was then prepared using the appropriate yield to maturity as the discount rate, to determine range of value. For non-traded equity investments, the enterprise value was determined by applying earnings before income tax, depreciation and amortization (“EBITDA”) multiples, net income multiples, or book value multiples for similar guideline public companies and/or similar recent investment transactions. For stressed equity investments, a liquidation analysis was prepared. For the private REIT investments, enterprise values were determined based on an average of results from a net asset value analysis of the underlying property investments and a dividend yield analysis utilizing capitalization rates and dividend yields, respectively, for similar guideline companies and/or similar recent investment transactions.
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
Our portfolio consists of residual interests and junior debt investments in CLOs, which involve a number of significant risks. CLOs are typically very highly levered (10 - 14 times), and therefore the junior debt and residual interest tranches that we invest in are subject to a higher degree of risk of total loss. In particular, investors in CLO residual interests indirectly bear risks of the underlying loan investments held by such CLOs. We generally have the right to receive payments only from the CLOs, and generally do not have direct rights against the underlying borrowers or the entity that sponsored the CLO. While the CLOs we target generally enable the investor to acquire interests in a pool of senior loans without the expenses associated with directly holding the same investments, our prices of indices and securities underlying CLOs will rise or fall. These prices (and, therefore, the prices of the CLOs) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally. The failure by a CLO investment in which we invest to satisfy financial covenants, including with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO fails certain tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.

The interests we have acquired in CLOs are generally thinly traded or have only a limited trading market. CLOs are typically privately offered and sold, even in the secondary market. As a result, investments in CLOs may be characterized as illiquid securities. In addition to the general risks associated with investing in debt securities, CLO residual interests carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the fact that our investments in CLO tranches will likely be subordinate to other senior classes of note tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO investment or unexpected investment results. Our net asset value may also decline over time if our principal recovery with respect to CLO residual interests is less than the price that we paid for those investments.

An increase in LIBOR would materially increase the CLO’s financing costs. Since most of the collateral positions within the CLOs have LIBOR floors, there may not be corresponding increases in investment income (if LIBOR increases but stays below the LIBOR floor rate of such investments) resulting in materially smaller distribution payments to the residual interest investors.

We anticipate that the CLOs in which we invest may constitute “passive foreign investment companies” (“PFICs”). If we acquire shares in a PFIC (including residual interest tranche investments in CLOs that are PFICs), we may be subject to federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend to our stockholders. Certain elections may be available to mitigate or eliminate such tax on excess distributions, but such elections (if available) will generally require us to recognize our share of the PFICs income for each year regardless of whether we receive any distributions from such PFICs. We must nonetheless distribute such income to maintain its status as a RIC.

If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation (“CFC”) (including residual interest tranche investments in a CLO investment treated as a CFC), we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains). If we are required to include such deemed distributions from a CFC in our income, we will be required to distribute such income to maintain its RIC status regardless of whether or not the CFC makes an actual distribution during such year.

Legislation enacted in 2010 imposes a withholding tax of 30% on payments of U.S. source interest and dividends paid after December 31, 2013, or gross proceeds from the disposition of an instrument that produces U.S. source interest or dividends paid after December 31, 2016, to certain non-U.S. entities, including certain non-U.S. financial institutions and investment funds, unless such non-U.S. entity complies with certain reporting requirements regarding its United States account holders and its United States owners. Most CLOs in which we invest will be treated as non-U.S. financial entities for this purpose, and therefore will be required to comply with these reporting requirements to avoid the 30% withholding. If a CLO in which we invest fails to properly comply with these reporting requirements, it could reduce the amounts available to distribute to residual interest and junior debt holders in such CLO vehicle, which could materially and adversely affect our operating results and cash flows.

If we are required to include amounts in income prior to receiving distributions representing such income, we may have to sell some of its investments at times and/or at prices management would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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
During the three months ended September 30, 2015, the valuation methodology for Empire Today, LLC (“Empire”) changed to remove the waterfall analysis used in previous periods due to positive trends in financial performance and deleveraging. As a result of this change and current market conditions, the fair value of our investment in Empire increased to $13,818 as of September 30, 2015, a discount of $1,726 from its amortized cost, compared to the $2,448 unrealized depreciation recorded at June 30, 2015.
During the three months ended September 30, 2015, the valuation methodology for Lasership, Inc. (“Lasership”) changed to incorporate a waterfall analysis. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in Lasership to $44,853 as of September 30, 2015, a discount of $11,485 to its amortized cost, compared to the $7,067 unrealized depreciation recorded at June 30, 2015.
During the three months ended September 30, 2015, the valuation methodology for Pacific World Corporation (“Pacific World”) changed to incorporate a waterfall analysis. As a result of this change, and in recognition of recent company performance, we decreased the fair value of our investment in Pacific World to $179,020 as of September 30, 2015, a discount of $21,480 compared to the $21,328 unrealized depreciation recorded at June 30, 2015.
During the three months ended September 30, 2015, the valuation methodology for Targus Group International, Inc. (“Targus”) changed to remove the secondary trade data used in previous periods due to illiquidity. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in Targus to $16,860 as of September 30, 2015, a discount of $4,601 from its amortized cost, compared to the $4,145 unrealized depreciation recorded at June 30, 2015.
During the three months ended September 30, 2015, the valuation methodology for Tolt Solutions, Inc. (“Tolt”) changed to a incorporate the call premium due to expected refinancing in October 2015. As a result of this change, and in recognition of recent company performance and current market conditions, we increased the fair value of our investment in Tolt to $96,382 as of September 30, 2015, equal to its amortized cost, compared to the $4,999 unrealized depreciation recorded at June 30, 2015.
During the three months ended September 30, 2015, the valuation methodology for United States Environmental Services, LLC (“USES”) changed to incorporate a waterfall analysis. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in USES to $53,323 as of September 30, 2015, a discount of $5,777 from its amortized cost, compared to the $4,293 unrealized depreciation recorded at June 30, 2015.
During the three months ended September 30, 2015, the valuation methodology for American Gilsonite Company (“AGC”) changed to incorporate a waterfall analysis. Management adopted the waterfall analysis due to a deterioration in operating results and resulting credit impairment. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in AGC to $13,084 as of September 30, 2015, a discount of $1,671 from its amortized cost, compared to the $1,468 unrealized depreciation recorded at June 30, 2015.
During the three months ended September 30, 2015, we provided $799 of equity financing to American Property REIT Corp. (“APRC”) to fund capital expenditures for existing properties. As of September 30, 2015, our investment in APRC had an amortized cost of $101,547 and a fair value of $120,348.

As of September 30, 2015, APRC’s real estate portfolio was comprised of twelve multi-family properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by APRC as of September 30, 2015.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	1557 Terrell Mill Road, LLC	Marietta, GA	12/28/2012	$23,500	$15,099
2	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	16,965
3	Vista Palma Sola, LLC	Bradenton, FL	4/30/2013	27,000	17,550
4	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
5	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	9,026
6	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	11,488
7	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	19,400
8	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	13,622
9	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	11,817
10	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
11	Plantations at Hillcrest, LLC	Mobile, AL	1/17/2014	6,930	4,950
12	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	4,928
13	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
				$223,699	$144,700
During the three months ended September 30, 2015, we provided $68,154 and $17,415 of debt and equity financing, respectively, to National Property REIT Corp. (“NPRC”) to enable certain of its wholly-owned subsidiaries to invest in online consumer loans.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 85 months. As of September 30, 2015, the investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 51,522 individual loans and had an aggregate fair value of $459,307. The average outstanding individual loan balance is approximately $9 and the loans mature on dates ranging from October 31, 2016 to October 25, 2022 with an average outstanding term of 37 months as of September 30, 2015. Fixed interest rates range from 4.0% to 29.0% with a weighted-average current interest rate of 19.5%.
During the three months ended September 30, 2015, we provided $159 of equity financing, respectively, to NPRC to fund capital expenditures for existing properties. As of September 30, 2015, our investment in NPRC had an amortized cost of $536,091 and a fair value of $547,296.

As of September 30, 2015, NPRC’s real estate portfolio was comprised of eleven multi-family properties, twelve self-storage properties, and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of September 30, 2015.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	146 Forest Parkway, LLC	Forest Park, GA	10/24/2012	$7,400	$—
2	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	39,600
3	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	157,500
4	APH Carroll 41, LLC	Marietta, GA	11/1/2013	30,600	22,020
5	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	17,571
6	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	18,533
7	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	26,640
8	Uptown Park Apartments II, LLC	Altamonte Springs, FL	11/19/2013	36,590	27,471
9	Mission Gate II, LLC	Plano, TX	11/19/2013	47,621	36,148
10	St. Marin Apartments II, LLC	Coppell, TX	11/19/2013	73,078	53,863
11	APH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	28,432
12	APH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,879
13	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
14	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
15	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
16	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
17	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
18	Ann Arbor Kalamazoo Self Storage, LLC	Scio, MI	8/29/2014	8,927	6,695
19	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
20	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
21	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
22	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
23	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
24	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
				$680,710	$485,167

During the three months ended September 30, 2015, we provided $1,738 and $306 of debt and equity financing, respectively, to United Property REIT Corp. (“UPRC”) to fund capital expenditures for existing properties. As of September 30, 2015, our investment in UPRC had an amortized cost of $77,671 and a fair value of $89,947.
As of September 30, 2015, UPRC’s real estate portfolio was comprised of fifteen multi-families properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by UPRC as of September 30, 2015.

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
During the three months ended September 30, 2014, we determined that our investment in Appalachian Energy LLC was impaired and recorded a realized loss of $2,050, reducing the amortized cost to zero.
On August 12, 2015, we sold 780 of our small business whole loans (with a cost of $30,968) purchased from OnDeck to Jefferies Asset Funding LLC for proceeds of $26,619, net of related transaction expenses, and a trust certificate representing a 41.54% interest in the MarketPlace Loan Trust, Series 2015-OD2. We realized a loss of $775 on the sale.

As of September 30, 2015, $4,207,476 of our loans, at fair value, bear interest at floating rates and $4,174,694 of those loans have LIBOR floors ranging from 0.3% to 5.5%. As of June 30, 2015, $4,413,161 of our loans, at fair value, bore interest at floating rates and $4,380,763 of those loans had LIBOR floors ranging from 0.5% to 5.5%.

At September 30, 2015, five loan investments were on non-accrual status: CP Energy Services, Inc., Gulf Coast Machine & Supply Company (“Gulf Coast”), New Century Transportation, Inc. (“NCT”), Wind River Resources Corporation (“Wind River”), and Wolf Energy, LLC (“Wolf Energy”). At June 30, 2015, four loan investments were on non-accrual status: Gulf Coast, NCT, Wind River, and Wolf Energy. Principal balances of these loans amounted to $168,723 and $62,143 as of September 30, 2015 and June 30, 2015, respectively. The fair value of these loans amounted to $94,083 and $6,918 as of September 30, 2015 and June 30, 2015, respectively. The fair values of these investments represent approximately 1.4% and 0.1% of our total assets as of September 30, 2015 and June 30, 2015, respectively. For the three months ended September 30, 2015 and September 30, 2014, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $5,784 and $7,994, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 2.00%. As of September 30, 2015 and June 30, 2015, we had $84,184 and $88,288, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. Our undrawn committed revolvers and delayed draw term loans are fair valued with zero value as of September 30, 2015 and June 30, 2015, respectively, and are included in the accompanying Consolidated Schedule of Investments.
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
Unconsolidated Significant Subsidiaries
Our investments are generally in small and mid-sized companies in a variety of industries. In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, we must determine which of our unconsolidated controlled portfolio companies are considered “significant subsidiaries”, if any. In evaluating these investments, there are three tests utilized to determine if any of our controlled investments are considered significant subsidiaries: the investment test, the asset test and the income test. Rule 3-09 of Regulation S-X requires separate audited financial statements of an unconsolidated subsidiary in an annual report if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information in an annual report if any of the three tests exceeds 10%, and summarized financial information in a quarterly report if any of the three tests exceeds 20% pursuant to Rule 10-01(b) of Regulation S-X.
As of September 30, 2015 and June 30, 2015, we did not have a single investment that represented greater than 20% of our total investment portfolio at fair value or 20% of our total assets. Income, consisting of interest, dividends, fees, other investment income and gains or losses, which can fluctuate upon repayment or sale of an investment or the marking to fair value an investment in any given period can be highly concentrated among several investments. After performing the income analysis for the three months ended September 30, 2015, as currently promulgated by the SEC, we determined that three of our controlled investments individually generated more than 20% of our income, primarily due to unrealized appreciation/depreciation that was recognized on the investment during the three months ended September 30, 2015. We do not believe that the calculation promulgated by the SEC correctly identifies significant subsidiaries but have included First Tower, Harbortouch and Valley Electric as significant subsidiaries.
The following tables show summarized financial information for First Tower Finance Company LLC and its subsidiaries:

	September 30, 2015	June 30, 2015
Balance Sheet Data
Cash and cash equivalents	$69,651	$65,614
Finance receivables, net	434,581	400,451
Intangibles, including goodwill	117,907	121,822
Other assets	18,228	17,373
Notes payable	367,179	334,637
Notes payable, due to Prospect or Affiliate	251,246	251,578
Other liabilities	51,515	47,493
Total equity	(29,573)	(28,448)

	Three Months Ended September 30,
	2015	2014
Summary of Operations
Total revenue	$53,751	$53,130
Total expenses	55,148	52,730
Net (loss) income	$(1,397)	$400
The following tables show summarized financial information for Harbortouch Payments, LLC:

	August 31, 2015	June 30, 2015
Balance Sheet Data
Cash and cash equivalents	$538	$168
Receivables	31,799	28,721
Intangibles, including goodwill	342,823	351,396
Other assets	27,317	28,686
Notes payable	25,553	25,132
Notes payable, due to Prospect or Affiliate	295,460	296,734
Other liabilities	37,907	37,235
Total equity	43,557	49,870

	Three Months Ended August 31,
	2015	2014
Summary of Operations
Total revenue	$78,002	$69,950
Total expenses	88,222	81,083
Net loss	$(10,220)	$(11,133)
The following tables show summarized financial information for Valley Electric Company, Inc. and its subsidiaries:

	September 30, 2015	June 30, 2015
Balance Sheet Data
Cash and cash equivalents	$(223)	$522
Accounts receivable	24,431	28,324
Goodwill	17,269	18,021
Other assets	10,437	11,997
Accounts payable	6,327	6,266
Notes payable, due to Prospect or Affiliate	33,173	32,633
Other liabilities	9,015	15,199
Total equity	3,399	4,766

	Three Months Ended September 30,
	2015	2014
Summary of Operations
Total revenue	$30,345	$22,952
Total expenses	31,935	25,492
Net loss	$(1,590)	$(2,540)
The SEC has requested for comments on the proper mechanics of how the calculations related to Rules 3-09 and 4-08(g) of Regulation S-X should be completed. There is currently diversity in practice for the calculations. We expect that the SEC will clarify the calculation methods in the near future.
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
On August 29, 2014, we renegotiated the 2012 Facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility” and collectively with the 2012 Facility, the “Revolving Credit Facility”). The lenders have extended commitments of $885,000 under the 2014 Facility as of September 30, 2015. The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.
The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of September 30, 2015, we were in compliance with the applicable covenants.
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
As of September 30, 2015 and June 30, 2015, we had $724,982 and $721,800, respectively, available to us for borrowing under the Revolving Credit Facility, of which the amount outstanding was $156,700 and $368,700, respectively. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $885,000. As of September 30, 2015, the investments, including money market funds, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,511,917, which represents 23.3% of our total investments and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $12,405 of new fees and $3,539 of fees carried over for continuing participants from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, of which $9,587 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of September 30, 2015. In accordance with ASC 470-50, we expensed $332 of fees relating to credit providers in the 2012 Facility who did not commit to the 2014 Facility.

During the three months ended September 30, 2015 and September 30, 2014, we recorded $3,701 and $4,011, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.

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

	2015 Notes	2016 Notes	2017 Notes	2018 Notes	2019 Notes	2020 Notes
Initial conversion rate(1)	88.0902	78.3699	85.8442	82.3451	79.7766	80.6647
Initial conversion price	$11.35	$12.76	$11.65	$12.14	$12.54	$12.40
Conversion rate at September 30, 2015(1)(2)	89.9752	80.2196	87.7516	84.1497	79.8248	80.6670
Conversion price at September 30, 2015(2)(3)	$11.11	$12.47	$11.40	$11.88	$12.53	$12.40
Last conversion price calculation date	12/21/2014	2/18/2015	4/16/2015	8/14/2015	12/21/2014	4/11/2015
Dividend threshold amount (per share)(4)	$0.101125	$0.101150	$0.101500	$0.101600	$0.110025	$0.110525

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at September 30, 2015 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

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
In connection with the issuance of the Convertible Notes, we incurred $39,678 of fees which are being amortized over the terms of the notes, of which $19,407 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of September 30, 2015.
During the three months ended September 30, 2015 and September 30, 2014, we recorded $18,729 and $18,589, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.

Note 6. Public Notes
On May 1, 2012, we issued $100,000 aggregate principal amount of unsecured notes that were scheduled to mature on November 15, 2022 (the “2022 Notes”). The 2022 Notes bore interest at a rate of 6.95% per year, payable quarterly on February 15, May 15, August 15 and November 15 of each year, beginning August 15, 2012. Total proceeds from the issuance of the 2022 Notes, net of underwriting discounts and offering costs, were $97,000. On May 15, 2015, we redeemed $100,000 aggregate principal amount of the 2022 Notes at par. In connection with this transaction, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on the extinguishment of the 2022 Notes in the year ended June 30, 2015 was $2,600.
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
In connection with the issuance of the 2023 Notes and the 5.00% 2019 Notes, we incurred $8,036 of fees which are being amortized over the term of the notes, of which $6,254 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of September 30, 2015.
During the three months ended September 30, 2015 and September 30, 2014, we recorded $7,821 and $9,458, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the three months ended September 30, 2015, we issued $48,134 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $47,381. These notes were issued with stated interest rates ranging from 4.625% to 5.25% with a weighted average interest rate of 5.06%. These notes mature between July 15, 2020 and March 15, 2022. The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2015.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$17,784	4.63%–4.75%	4.74%	July 15, 2020 – September 15, 2020
6.5	30,350	5.10%–5.25%	5.24%	January 15, 2022 – March 15, 2022
	$48,134

During the three months ended September 30, 2014, we did not issue any Prospect Capital InterNotes®. During the three months ended September 30, 2014, we repaid $1,365 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus.

During the three months ended September 30, 2015, we repaid $628 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2015 was $15. The following table summarizes the Prospect Capital InterNotes® outstanding as of September 30, 2015.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,109	4.00%	4.00%	April 15, 2017
4	45,690	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	225,472	4.25%–5.00%	4.90%	July 15, 2018 – September 15, 2020
5	4,440	4.63%	4.63%	August 15, 2020 – September 15, 2020
5	2,686	4.63%	4.63%	September 15, 2020
5	5,000	4.75%	4.75%	August 15, 2019
6	110,184	4.25%–5.00%	4.65%	February 15, 2019 – November 15, 2020
6.0	2,197	3.38%	3.38%	April 15, 2021 – May 15, 2021
6.5	36,062	5.10%–5.50%	5.24%	February 15, 2020 – March 15, 2022
7	191,524	4.00%–5.85%	5.13%	September 15, 2019 – June 15, 2022
7.5	1,996	5.75%	5.75%	February 15, 2021
10	36,836	3.29%–7.00%	6.12%	March 15, 2022 – May 15, 2024
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,365	5.00%–6.00%	5.14%	May 15, 2028 – November 15, 2028
18	22,689	4.13%–6.25%	5.52%	December 15, 2030 – August 15, 2031
20	4,530	5.75%–6.00%	5.89%	November 15, 2032 – October 15, 2033
25	36,182	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	120,298	5.50%–6.75%	6.23%	November 15, 2042 – October 15, 2043
	$874,948

The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2015.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,109	4.00%	4.00%	April 15, 2017
4	45,690	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	207,719	4.25%–5.00%	4.92%	July 15, 2018 – May 15, 2019
5.25	7,126	4.63%–4.625%	4.63%	August 15, 2020 – September 15, 2020
5.5	115,184	4.25%–5.00%	4.65%	February 15, 2019 – November 15, 2020
6	2,197	3.38%–3.375%	3.38%	April 15, 2021 – May 15, 2021
6.5	5,712	5.10%–5.50%	5.23%	February 15, 2020 – December 15, 2021
7	191,549	4.00%–5.85%	5.13%	September 15, 2019 – June 15, 2022
7.5	1,996	5.75%	5.75%	February 15, 2021
10	36,925	3.29%–7.00%	6.11%	March 15, 2022 – May 15, 2024
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,385	5.00%–6.00%	5.14%	May 15, 2028 – November 15, 2028
18	22,729	4.13%–6.25%	5.52%	December 15, 2030 – August 15, 2031
20	4,530	5.75%–6.00%	5.89%	November 15, 2032 – October 15, 2033
25	36,320	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	120,583	5.50%–6.75%	6.23%	November 15, 2042 – October 15, 2043
	$827,442
In connection with the issuance of Prospect Capital InterNotes®, we incurred $21,054 of fees which are being amortized over the term of the notes, of which $16,507 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of September 30, 2015.
During the three months ended September 30, 2015 and September 30, 2014, we recorded $11,706 and $10,856, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Note 8. Fair Value and Maturity of Debt Outstanding
The following table shows the maximum draw amounts and outstanding borrowings of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of September 30, 2015 and June 30, 2015.

	September 30, 2015		June 30, 2015
	Maximum Draw Amount	Amount Outstanding	Maximum Draw Amount	Amount Outstanding
Revolving Credit Facility	$885,000	$156,700	$885,000	$368,700
Convertible Notes	1,239,500	1,239,500	1,239,500	1,239,500
Public Notes	548,143	548,143	548,094	548,094
Prospect Capital InterNotes®	874,948	874,948	827,442	827,442
Total	$3,547,591	$2,819,291	$3,500,036	$2,983,736

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of September 30, 2015.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$156,700	$—	$—	$156,700	$—
Convertible Notes	1,239,500	317,500	530,000	392,000	—
Public Notes	548,094			300,000	248,094
Prospect Capital InterNotes®	874,948	—	54,509	539,202	281,237
Total Contractual Obligations	$2,819,242	$317,500	$584,509	$1,387,902	$529,331
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
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The following table shows the fair value of these financial liabilities disaggregated into the three levels of the ASC 820 valuation hierarchy as of September 30, 2015.

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Revolving Credit Facility(1)	$—	$156,700	$—	$156,700
Convertible Notes(2)	—	1,208,721	—	1,208,721
Public Notes(2)	—	563,371	—	563,371
Prospect Capital InterNotes®(3)	—	880,807	—	880,807
Total	$—	$2,809,599	$—	$2,809,599

(1)	The carrying value of our Revolving Credit Facility approximates the fair value.

(2)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(3)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates.
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

Note 9. Stock Repurchase Program, Equity Offerings, Offering Expenses, and Distributions
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify shareholders of our intention to purchase our common stock. Our last notice was delivered with our annual proxy mailing on September 10, 2015. This notice lasts for six months after notice is given. During the three months ended September 30, 2015, we repurchased 4,358,750 shares of our common stock pursuant to the Repurchase Program. Our NAV per share was increased by approximately $0.04 as a result of the share repurchases.
The following table summarizes our share repurchases under our Repurchase Program for the three months ended September 30, 2015. We did not repurchase any shares of our common stock for the three months ended September 30, 2014.

Issuances of Common Stock	For the three months ended September 30, 2015
Dollar amount repurchased	$31,530
Shares Repurchased	4,358,750
Weighted average price per share	$7.23
Weighted average discount to net asset value as of June 30, 2015	30.0%
Excluding dividend reinvestments, during the three months ended September 30, 2015 we did not issue any shares of our common stock. Excluding dividend reinvestments, we issued 5,536,780 shares of our common stock during the three months ended September 30, 2014. The following table summarizes our issuances of common stock during the three months ended September 30, 2014.

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees	Offering Expenses	Average Offering Price
During the three months ended September 30, 2014:
September 11, 2014 – September 30, 2014(1)	5,536,780	$56,575	$270	$210	$10.22

(1)	Shares were issued in connection with our at-the-market offering program which we enter into from time to time with various counterparties.
Our shareholders’ equity accounts as of September 30, 2015 and June 30, 2015 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On November 4, 2014, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $4,774,492 of additional debt and equity securities in the public market as of September 30, 2015. See Note 18 for updates to our Registration Statement subsequent to September 30, 2015.

During the three months ended September 30, 2015 and September 30, 2014, we distributed approximately $89,115 and $114,266, respectively, to our stockholders. The following table summarizes our distributions declared and payable for the three months ended September 30, 2014 and September 30, 2015.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
2/3/2014	7/31/2014	8/21/2014	$0.110475	$37,863
2/3/2014	8/29/2014	9/18/2014	0.110500	37,885
2/3/2014	9/30/2014	10/22/2014	0.110525	38,518
Total declared and payable for the three months ended September 30, 2014				$114,266

5/6/2015	7/31/2015	8/20/2015	$0.083330	$29,909
5/6/2015	8/31/2015	9/17/2015	0.083330	29,605
8/24/2015	9/30/2015	10/22/2015	0.083330	29,601
Total declared and payable for the three months ended September 30, 2015				$89,115
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during the three months ended September 30, 2015 and September 30, 2014. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be payable subsequent to September 30, 2015:

•	$0.08333 per share for September 2015 to holders of record on September 30, 2015 with a payment date of October 22, 2015; and

•	$0.08333 per share for October 2015 to holders of record on October 30, 2015 with a payment date of November 19, 2015.
During the three months ended September 30, 2015 and September 30, 2014, we issued and 490,473 and 340,958 shares of our common stock, respectively, in connection with the dividend reinvestment plan.
As of September 30, 2015, we have reserved 102,790,062 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5).

Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three months ended September 30, 2015 and September 30, 2014.

	Three Months Ended September 30,
	2015	2014
Structuring and amendment fees (refer to Note 3)	$3,642	$14,705
Royalty interests	1,903	803
Administrative agent fees	188	148
Total Other Income	$5,733	$15,656
Note 11. Net Increase in Net Assets per Share
The following information sets forth the computation of net increase in net assets resulting from operations per share during the three months ended September 30, 2015 and September 30, 2014.

	Three Months Ended September 30,
	2015	2014
Net increase in net assets resulting from operations	$27,817	$84,108
Weighted average common shares outstanding	356,962,242	343,359,061
Net increase in net assets resulting from operations per share	$0.08	$0.24
Note 12. Income Taxes
While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is August 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified. The tax return for the tax year ended August 31, 2015 has not been filed. Taxable income and all amounts related to taxable income for the tax year ended August 31, 2015 are estimates and will not be fully determined until the Company’s tax return is filed.
For income tax purposes, dividends paid and distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to shareholders during the tax years ended August 31, 2015, 2014 and 2013 were as follows:

	Tax Year Ended August 31,
	2015	2014	2013
Ordinary income	$413,640	$413,051	$282,621
Capital gain	—	—	—
Return of capital	—	—	—
Total dividends paid to shareholders	$413,640	$413,051	$282,621
For the tax year ending August 31, 2016, the tax character of dividends paid to shareholders through September 30, 2015 is expected to be ordinary income. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending August 31, 2016.
Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended August 31, 2015, 2014 and 2013:

	Tax Year Ended August 31,
	2015	2014	2013
Net increase in net assets resulting from operations	$306,373	$317,671	$238,721
Net realized loss on investments	165,200	28,244	24,632
Net unrealized (appreciation) depreciation on investments	(103,053)	24,638	77,835
Other temporary book-to-tax differences	79,162	(9,122)	(6,994)
Permanent differences	2,436	(4,317)	5,939
Taxable income before deductions for distributions	$450,118	$357,114	$340,133
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. The Regulated Investment Company Modernization Act (the “RIC Modernization Act”) was enacted on December 22, 2010. Under the RIC Modernization Act, capital losses incurred by taxpayers in taxable years beginning after the date of enactment will be allowed to be carried forward indefinitely and are allowed to retain their character as either short-term or long-term losses. As such, the capital loss carryforwards generated by us after the August 31, 2011 tax year will not be subject to expiration. Any losses incurred in post-enactment tax years will be required to be utilized prior to the losses incurred in pre-enactment tax years. As of August 31, 2015, we had capital loss carryforwards of approximately $183,327 available for use in later tax years. Of the amount available as of August 31, 2015, $32,612 and $46,156 will expire on August 31, 2017 and 2018, respectively, and $104,559 is not subject to expiration. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, substantially all of the Company's capital loss carryforwards may become permanently unavailable due to limitations by the Code.
Under current tax law, capital losses and specific ordinary losses realized after October 31st and December 31st, respectively, may be deferred and treated as occurring on the first business day of the following tax year. As of August 31, 2015, we had deferred $148,410 of long-term capital losses which will be treated as arising on the first day of the tax year ending August 31, 2016.
For the tax year ended August 31, 2015, we had estimated taxable income in excess of the distributions made and we will elect to carry forward the excess for distribution to shareholders in the tax year ending August 31, 2016. The cumulative amount carried forward to 2016 will be approximately $85,948. For the tax year ended August 31, 2014, we had distributions in excess of taxable income. After the excess distributions, we still had cumulative taxable income in excess of cumulative distributions, and therefore, we elected to carry forward the excess for distribution to shareholders in the tax year ended August 31, 2015. The amount carried forward to 2015 was approximately $49,471. For the tax year ended August 31, 2013, we had taxable income in excess of the distributions made from such taxable income during the year, and therefore, we elected to carry forward the excess for distribution to shareholders in the tax year ended August 31, 2014. The cumulative amount carried forward to 2014 was approximately $105,408.
As of September 30, 2015, the cost basis of investments for tax purposes was $6,508,533 resulting in estimated gross unrealized appreciation and depreciation of $234,888 and $312,521, respectively. As of June 30, 2015, the cost basis of investments for tax purposes was $6,599,876 resulting in estimated gross unrealized appreciation and depreciation of $263,892 and $254,210, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of September 30, 2015 and June 30, 2015 was calculated based on the book cost of investments as of September 30, 2015 and June 30, 2015, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2015 and 2014, respectively.
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal excise taxes, among other items. During the tax year ended August 31, 2015, we decreased accumulated overdistributed net investment income by $2,436, increased accumulated net realized loss on investments by $8,541 and increased capital in excess of par value by $6,105. During the tax year ended August 31, 2014, we increased accumulated overdistributed net investment income by $4,316, decreased accumulated net realized loss on investments by $3,384 and decreased capital in excess of par value by $932. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended August 31, 2015 will be recorded in the fiscal year ending June 30, 2016 and the reclassifications for the taxable year ended August 31, 2014 were recorded in the fiscal year ended June 30, 2015.

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
The total gross base management fee incurred to the favor of the Investment Adviser was $33,416 and $33,165 during the three months ended September 30, 2015 and September 30, 2014, respectively.
The Investment Adviser has entered into a servicing agreement with certain institutions, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. During the three months ended September 30, 2015, we received payments of $462 from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement resulting in net total base management fee of $32,954. We were given a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser during the three months ended September 30, 2015. No such payments were received during the three months ended September 30, 2014.
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

The second part of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.00% of our realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year. In determining the capital gains incentive fee payable to the Investment Adviser, we calculate the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each investment that has been in its portfolio. For the purpose of this calculation, an “investment” is defined as the total of all rights and claims which may be asserted against a portfolio company arising from our participation in the debt, equity, and other financial instruments issued by that company. Aggregate realized capital gains, if any, equal the sum of the differences between the aggregate net sales price of each investment and the aggregate cost basis of such investment when sold or otherwise disposed. Aggregate realized capital losses equal the sum of the amounts by which the aggregate net sales price of each investment is less than the aggregate cost basis of such investment when sold or otherwise disposed. Aggregate unrealized capital depreciation equals the sum of the differences, if negative, between the aggregate valuation of each investment and the aggregate cost basis of such investment as of the applicable calendar year-end. At the end of the applicable calendar year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee involves netting aggregate realized capital gains against aggregate realized capital losses on a since-inception basis and then reducing this amount by the aggregate unrealized capital depreciation. If this number is positive, then the capital gains incentive fee payable is equal to 20.00% of such amount, less the aggregate amount of any capital gains incentive fees paid since inception.
The total income incentive fee incurred was $22,810, and $23,616 during the three months ended September 30, 2015 and September 30, 2014, respectively. No capital gains incentive fee was incurred during the three months ended September 30, 2015 and September 30, 2014.
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
The allocation of overhead expense from Prospect Administration was $4,907 and $3,471 for the three months ended September 30, 2015 and September 30, 2014, respectively. During the three months ended September 30, 2015 and September 30, 2014, we also incurred $600 managerial assistance due to Prospect Administration related to our consolidated entity First Tower Delaware, respectively, and $379 of overhead expense related to our consolidated entity SB Forging during the three months ended September 30, 2015, further increasing our overhead. Prospect Administration received estimated payments of $1,708 and $1,055 directly from our portfolio companies for legal, tax and portfolio level accounting services during the three months ended September 30, 2015 and 2014, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration, resulting in net overhead expense of $4,178 and $3,016 during the three months ended September 30, 2015 and 2014, respectively. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. (See Managerial Assistance below and Note 14 for further discussion.)

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
Prospect Administration, when performing a managerial assistance agreement executed with each portfolio company to which we provide managerial assistance, arranges for the provision of such managerial assistance on our behalf. When doing so, Prospect Administration utilizes personnel of our Investment Adviser. We, on behalf of Prospect Administration, invoice portfolio companies receiving and paying for managerial assistance, and we remit to Prospect Administration its cost of providing such services, including the charges deemed appropriate by our Investment Adviser for providing such managerial assistance. No income is recognized by Prospect.
During the three months ended September 30, 2015 and September 30, 2014, we received payments of $1,193 and $1,290, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the three months ended September 30, 2015, we incurred $600 of managerial assistance expense related to our consolidated entity First Tower Delaware which was included within allocation from Prospect Administration on our Consolidated Statement of Operations for the three months ended September 30, 2015. Of this amount, $600 had not yet been paid by First Tower Delaware to us and was included within due to Prospect Administration on our Consolidated Statement of Assets and Liabilities as of September 30, 2015. See Note 14 for further discussion.
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
As of September 30, 2015, we had co-investments with Priority Income Fund, Inc. in the following CLO funds: Apidos CLO XXII, Babson CLO Ltd. 2014-III; Cent CLO 21 Limited, CIFC Funding 2014-IV Investor, Ltd., Galaxy XVII CLO, Ltd., Halcyon Loan Advisors Funding 2014-2 Ltd., Halcyon Loan Advisors Funding 2015-3 Ltd., HarbourView CLO VII, Ltd., Jefferson Mill CLO Ltd., Mountain View CLO IX Ltd., Octagon Investment Partners XVIII, Ltd., Symphony CLO XIV Ltd., Voya IM CLO 2014-1, Ltd. and Washington Mill CLO Ltd.

Note 14. Transactions with Controlled Companies
The descriptions below detail the transactions which Prospect Capital Corporation (“Prospect”) has entered into with each of our controlled companies. Certain of the controlled entities discussed below were consolidated effective July 1, 2014 (see Note 1). As such, transactions with these Consolidated Holding Companies for the three months ended September 30, 2015 are presented on a consolidated basis.
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
In addition to the repayments noted above, the following amounts were paid from Airmall to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended September 30, 2014	$49
Three Months Ended September 30, 2015	—
The following interest payments were accrued and paid from Airmall to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$576
Three Months Ended September 30, 2015	—
The following managerial assistance payments were paid from Airmall to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2014	$75
Three Months Ended September 30, 2015	—

The following payments were paid from Airmall to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Airmall (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended September 30, 2014	$730
Three Months Ended September 30, 2015	—
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
During the year ended June 30, 2015 Prospect received $8 as a return of capital on the equity investment in APRC.
On September 9, 2015, Prospect made a $799 investment in APRC used to purchase additional common equity of APRC through APH. The proceeds were utilized by APRC to purchase additional ownership interest in its twelve multi-family properties for $799. The minority interest holder also invested an additional $12 in the JVs. The proceeds were used by the JVs to fund $811 of capital expenditures.

The following interest payments were accrued and paid from APRC to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$4,930
Three Months Ended September 30, 2015	2,295
Included above, the following payment-in-kind interest from APRC was capitalized and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$1,768
Three Months Ended September 30, 2015	557
The following interest income recognized had not yet been paid by APRC to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$25
September 30, 2015	25
The following royalty payments were paid from APRC to Prospect and recognized by Prospect as other income:

Three Months Ended September 30, 2014	$403
Three Months Ended September 30, 2015	231
The following managerial assistance payments were paid from APRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2014	$148
Three Months Ended September 30, 2015	148
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$148
September 30, 2015	148
The following payments were paid from APRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to APRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended September 30, 2014	$106
Three Months Ended September 30, 2015	161
The following amounts were due from APRC to Prospect for reimbursement of expenses paid by Prospect on behalf of APRC and were included by Prospect within other receivables:

June 30, 2015	$124
September 30, 2015	116
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
On September 30, 2015, Prospect refinanced its investment in Arctic Energy. Concurrent with the refinancing, we received a repayment of the $31,640 senior secured loan and the $20,230 subordinated loan in exchange for Class D and Class E equity in Arctic Energy.
The following interest payments were accrued and paid from Arctic Energy to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$970
Three Months Ended September 30, 2015	1,123
The following interest income recognized had not yet been paid by Arctic Energy to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$18
September 30, 2015	—
The following managerial assistance payments were paid from Arctic Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2014	$25
Three Months Ended September 30, 2015	25
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$25
September 30, 2015	25
The following managerial assistance recognized had not yet been paid by Arctic Energy to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2015	$—
September 30, 2015	25
The following amounts were due from Arctic Energy to Prospect for reimbursement of expenses paid by Prospect on behalf of Arctic Energy and were included by Prospect within other receivables:

June 30, 2015	$—
September 30, 2015	1
The following amounts were due to Arctic Energy from Prospect for reimbursement of expenses paid by Arctic Energy on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2015	$1
September 30, 2015	—

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
During the quarter ended September 30, 2015, SB Forging incurred $379 of overhead expense, which is included within due to Prospect Administration at September 30, 2015.
The following interest payments, including prepayment penalty fees, were accrued and paid from Ajax to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$519
Three Months Ended September 30, 2015	—
The following managerial assistance payments were paid from Ajax to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2014	$45
Three Months Ended September 30, 2015	—

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
During the three months ended September 30, 2015, CCPI repurchased 86 shares of its common stock from former CCPI executives. Additionally, certain CCPI executives exercised their option rights, purchasing 246 shares of CCPI common stock. These transactions increased the number of common shares outstanding by 160 shares and thus decreased Prospect’s ownership to 93.99%.

In addition to the repayments noted above, the following amounts were paid from CCPI to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended September 30, 2014	$113
Three Months Ended September 30, 2015	4,112
The following cash distributions were declared and paid from CCPI to CCPI Holdings and recognized as a return of capital by CCPI Holdings:

Three Months Ended September 30, 2014	$—
Three Months Ended September 30, 2015	1,918
The following dividends were declared and paid from CCPI to CCPI Holdings and recognized as dividend income by CCPI Holdings:

Three Months Ended September 30, 2014	$—
Three Months Ended September 30, 2015	2,782
All dividends were paid from earnings and profits of CCPI.

The following interest payments were accrued and paid from CCPI to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$824
Three Months Ended September 30, 2015	876
Included above, the following payment-in-kind interest from CCPI was capitalized and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$145
Three Months Ended September 30, 2015	155
The following interest income recognized had not yet been paid by CCPI to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$—
September 30, 2015	4
The following managerial assistance payments were paid from CCPI to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2014	$60
Three Months Ended September 30, 2015	60
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$60
September 30, 2015	60
The following payments were paid from CCPI to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to CCPI (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended September 30, 2014	$—
Three Months Ended September 30, 2015	96
The following amounts were due from CCPI to Prospect for reimbursement of expenses paid by Prospect on behalf of CCPI and were included by Prospect within other receivables:

June 30, 2015	$—
September 30, 2015	6
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
The following interest payments were accrued and paid from CP Well to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$4,118
Three Months Ended September 30, 2015	(390)
As of September 30, 2015, due to a pending sale transaction, we reversed $4,616 of previously recognized payment-in-kind interest from CP Well of which we do not expect to receive.
Included above, the following payment-in-kind interest from CP Well was capitalized and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$—
Three Months Ended September 30, 2015	1,798
The following interest income recognized had not yet been paid by CP Well to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$46
September 30, 2015	—

The following managerial assistance payments were paid from CP Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2014	$75
Three Months Ended September 30, 2015	75
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$75
September 30, 2015	75
The following amounts were due from CP Energy to Prospect for reimbursement of expenses paid by Prospect on behalf of CP Energy and were included by Prospect within other receivables:

June 30, 2015	$1
September 30, 2015	4
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
The following interest payments were accrued and paid from Credit Central to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$1,857
Three Months Ended September 30, 2015	1,857
The following interest income recognized had not yet been paid by Credit Central to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$20
September 30, 2015	20

The following royalty payments were paid from Credit Central to Prospect and recognized by Prospect as other income:

Three Months Ended September 30, 2014	$—
Three Months Ended September 30, 2015	619
The following managerial assistance payments were paid from Credit Central to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2014	$175
Three Months Ended September 30, 2015	175
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$175
September 30, 2015	175
The following amounts were due to Credit Central from Prospect for reimbursement of expenses paid by Credit Central on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2015	$27
September 30, 2015	27
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
On September 15, 2014, Echelon made an optional partial prepayment of $37,313 of the Senior Secured Revolving Credit Facility outstanding.
On September 30, 2014, Prospect made an additional $5,800 investment in the membership interests of Echelon.
During the year ended June 30, 2015, Echelon issued 54,482.06 Class B shares to the company’s President, decreasing Prospect’s ownership to 99.02%.
The following interest payments were accrued and paid from Echelon to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$2,563
Three Months Ended September 30, 2015	1,460
The following interest income recognized had not yet been paid by Echelon to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$2,412
September 30, 2015	984

The following managerial assistance payments were paid from Echelon to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2014	$63
Three Months Ended September 30, 2015	63
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$63
September 30, 2015	63
The following payments were paid from Echelon to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Echelon (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended September 30, 2014	$5
Three Months Ended September 30, 2015	120
The following amounts were due from Echelon to Prospect for reimbursement of expenses paid by Prospect on behalf of Echelon and were included by Prospect within other receivables:

June 30, 2015	$30
September 30, 2015	2
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
On June 9, 2015, Prospect provided additional debt and equity financing to support the recapitalization of Edmentum. As part of the recapitalization, Prospect exchanged 100% of the $50,000 second lien term loan previously outstanding for $26,365 of junior PIK notes and 370,964.14 Class A common units representing 37.1% equity ownership in Edmentum Holdings. In addition, Prospect invested $5,875 in senior PIK notes and committed $7,834 as part of a second lien revolving credit facility, of which $4,896 was funded at closing. On June 9, 2015, we determined that the impairment of Edmentum was impaired and recorded a realized loss of $22,116 for the amount that the amortized cost exceeded the fair value, reducing the amortized cost to $37,216.
The following amounts were paid from Edmentum to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended September 30, 2014	$—
Three Months Ended September 30, 2015	4,896
The following interest payments were accrued and paid from Edmentum to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$—
Three Months Ended September 30, 2015	1,052
Included above, the following payment-in-kind interest from Edmentum was capitalized and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$—
Three Months Ended September 30, 2015	454

The following interest income recognized had not yet been paid by Edmentum to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$—
September 30, 2015	563
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
During the three months ended December 31, 2014, Prospect determined that the impairments of Change Clean and Yatesville were impaired and recorded a realized loss of $1,449, reducing the amortized cost to zero.
The following payments were paid from Energy Solutions to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Energy Solutions (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended September 30, 2014	$—
Three Months Ended September 30, 2015	65
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
The following amounts were paid from First Tower to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended September 30, 2014	$—
Three Months Ended September 30, 2015	678
The following interest payments were accrued and paid from First Tower to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$10,916
Three Months Ended September 30, 2015	14,137

Included above, the following payment-in-kind interest from First Tower was capitalized and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$—
Three Months Ended September 30, 2015	347
The following interest income recognized had not yet been paid by First Tower to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$4,612
September 30, 2015	154
The following managerial assistance payments were accrued and paid from First Tower Delaware to Prospect Administration and recognized by Prospect as an expense:

Three Months Ended September 30, 2014	$600
Three Months Ended September 30, 2015	600
The following managerial assistance recognized has not yet been paid by First Tower Delaware to Prospect Administration and was included by Prospect within due to Prospect Administration.

June 30, 2015	$600
September 30, 2015	1,200
The following amounts were due from First Tower to Prospect for reimbursement of expenses paid by Prospect on behalf of First Tower and were included by Prospect within other receivables:

June 30, 2015	$20
September 30, 2015	15
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
The following interest payments were accrued and paid from Vessel to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$161
Three Months Ended September 30, 2015	161
The following interest income recognized had not yet been paid by Vessel to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$2
September 30, 2015	2

The following interest payments were accrued and paid from Vessel II to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$432
Three Months Ended September 30, 2015	432
The following interest income recognized had not yet been paid by Vessel II to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$5
September 30, 2015	5
The following interest payments were accrued and paid from Vessel III to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$532
Three Months Ended September 30, 2015	532
The following interest income recognized had not yet been paid by Vessel III to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$6
September 30, 2015	6
The following managerial assistance payments were paid from Freedom Marine to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2014	$75
Three Months Ended September 30, 2015	75
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$75
September 30, 2015	75
The following amounts were due from Freedom Marine to Prospect for reimbursement of expenses paid by Prospect on behalf of Freedom Marine and were included by Prospect within other receivables:

June 30, 2015	$3
September 30, 2015	2
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

During the quarter ended September 30, 2015, Prospect made an additional $3,000 investment in the first lien term loan to Gulf Coast to fund capital improvements to key forging equipment and other liquidity needs.
The following amounts were paid from Gulf Coast to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended September 30, 2014	$—
Three Months Ended September 30, 2015	75

The following interest payments were accrued and paid from Gulf Coast to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$523
Three Months Ended September 30, 2015	—
The following amounts were due from Gulf Coast to Prospect for reimbursement of expenses paid by Prospect on behalf of Gulf Coast and were included by Prospect within other receivables:

June 30, 2015	$1
September 30, 2015	1
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

Three Months Ended September 30, 2014	$1,817
Three Months Ended September 30, 2015	1,274

The following cash distributions were declared and paid from Harbortouch to Harbortouch Holdings and recognized as a return of capital by Harbortouch Holdings:

Three Months Ended September 30, 2014	$—
Three Months Ended September 30, 2015	14
The following interest payments were accrued and paid from Harbortouch to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$6,874
Three Months Ended September 30, 2015	7,779
The following interest income recognized had not yet been paid by Harbortouch to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$2,077
September 30, 2015	4,113
The following managerial assistance payments were paid from Harbortouch to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2014	$125
Three Months Ended September 30, 2015	125
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$125
September 30, 2015	125
The following payments were paid from Harbortouch to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Harbortouch (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended September 30, 2014	$46
Three Months Ended September 30, 2015	—
The following amounts were due from Harbortouch to Prospect for reimbursement of expenses paid by Prospect on behalf of Harbortouch and were included within other receivables:

June 30, 2015	$—
September 30, 2015	53
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

On June 30, 2012, AEH and Coalbed loans held by Manx with a cost basis of $7,991 were removed from Manx and contributed by Prospect to Wolf Energy Holdings Inc., a separate holding company wholly owned by Prospect. During the three months ended June 30, 2013, Prospect determined that the impairment of Manx was impaired and recorded a realized loss of $9,397 for the amount that the amortized cost exceeded the fair value, reducing the amortized cost to $500. During the year ended June 30, 2014, Manx repaid $450 of the senior secured note. During the three months ended December 31, 2014, Manx was dissolved and Prospect recorded a realized loss of $50, reducing the amortized cost to zero.
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
During the year ended June 30, 2015, Prospect funded $2,500 of MITY’s senior secured revolving facility, which MITY fully repaid during that time.
The following interest payments were accrued and paid from MITY to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$1,291
Three Months Ended September 30, 2015	1,304
Included above, the following payment-in-kind interest from MITY was capitalized and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$—
Three Months Ended September 30, 2015	140
The following interest income recognized had not yet been paid by MITY to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$14
September 30, 2015	166

The following interest payments were accrued and paid from Broda Canada to MITY Delaware and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$172
Three Months Ended September 30, 2015	144
During the three months ended September 30, 2015, there was an unfavorable fluctuation in the foreign currency exchange rate and MITY Delaware recognized $1 of realized loss related to its investment in Broda Canada.
The following managerial assistance payments were paid from MITY to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2014	$85
Three Months Ended September 30, 2015	75
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$75
September 30, 2015	75
The following managerial assistance recognized had not yet been paid by MITY to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2015	$—
September 30, 2015	75
The following payments were paid from MITY to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to MITY (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended September 30, 2014	$—
Three Months Ended September 30, 2015	59
The following amounts were due to Prospect from MITY for reimbursement of expenses paid by Prospect on behalf of MITY and were included within other receivables:

June 30, 2015	$—
September 30, 2015	4
The following amounts were due to MITY from Prospect for reimbursement of expenses paid by MITY on behalf of Prospect and were included within other liabilities:

June 30, 2015	$1
September 30, 2015	—
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
On September 9, 2015, Prospect made a $159 investment in NPRC used to purchase additional common equity of NPRC through NPH. The proceeds were utilized by NPRC to purchase additional ownership interest in its multi-family property for $159. The minority interest holder also invested an additional $4 in the JVs. The proceeds were used by the JVs to fund $163 of capital expenditures.
During the three months ended September 30, 2015, we provided $68,154 and $17,415 of debt and equity financing, respectively, to NPRC to enable certain of its wholly-owned subsidiaries to invest in online consumer loans.

The following interest payments were accrued and paid by NPRC to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$3,309
Three Months Ended September 30, 2015	5,955
Included above, the following payment-in-kind interest from NPRC was capitalized and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$1,183
Three Months Ended September 30, 2015	703
The following interest income recognized had not yet been paid by NPRC to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$116
September 30, 2015	105
The following interest payments were accrued and paid by ACLLH to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$—
Three Months Ended September 30, 2015	8,155
The following interest income recognized had not yet been paid by ACLLH to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$23
September 30, 2015	62

The following royalty payments were paid from NPRC to Prospect and recognized by Prospect as other income:

Three Months Ended September 30, 2014	$293
Three Months Ended September 30, 2015	768
The following structuring fees were paid from ACLLH to Prospect and recognized by Prospect as other income:

Three Months Ended September 30, 2014	$—
Three Months Ended September 30, 2015	469
The following managerial assistance payments were paid from NPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2014	$128
Three Months Ended September 30, 2015	128
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$128
September 30, 2015	128
The following payments were paid from NPRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to NPRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended September 30, 2014	$60
Three Months Ended September 30, 2015	433
The following amounts were due from NPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of NPRC and included by Prospect within other receivables:

June 30, 2015	$108
September 30, 2015	102
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
The following dividends were declared and paid from Nationwide to Nationwide Holdings and recognized as dividend income by Nationwide Holdings:

Three Months Ended September 30, 2014	$671
Three Months Ended September 30, 2015	356
All dividends were paid from earnings and profits of Nationwide.
The following interest payments were accrued and paid from Nationwide to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$758
Three Months Ended September 30, 2015	758
The following interest income recognized had not yet been paid by Nationwide to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$8
September 30, 2015	8
The following managerial assistance payments were paid from Nationwide to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2014	$100
Three Months Ended September 30, 2015	100
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$100
September 30, 2015	100
The following amounts were due to Nationwide from Prospect for reimbursement of expenses paid by Nationwide on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2015	$12
September 30, 2015	8
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
The following interest payments were accrued and paid from NMMB to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$153
Three Months Ended September 30, 2015	133
The following interest income recognized had not yet been paid by NMMB to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$133
September 30, 2015	1
The following interest payments were accrued and paid from Armed Forces to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$253
Three Months Ended September 30, 2015	250
The following interest income recognized had not yet been paid by Armed Forces to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$250
September 30, 2015	3
The following managerial assistance recognized had not yet been paid by NMMB to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2015	$700
September 30, 2015	800

The following amounts were due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB and were included by Prospect within other receivables:

June 30, 2015	$2
September 30, 2015	2
R-V Industries, Inc.
As of July 1, 2011 and continuing through September 30, 2015, Prospect owns 88.27% of the fully-diluted equity of R-V Industries, Inc. (“R-V”), with R-V management owning the remaining 11.73% of the equity. As of June 30, 2011, Prospect’s equity investment cost basis was $1,682 and $5,087 for warrants and common stock, respectively.
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
In addition to the repayments noted above, the following amounts were paid from R-V to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended September 30, 2014	$1,175
Three Months Ended September 30, 2015	—
The following dividends were declared and paid from R-V to Prospect and recognized as dividend income by Prospect:

Three Months Ended September 30, 2014	$75
Three Months Ended September 30, 2015	75
All dividends were paid from earnings and profits of R-V.
The following interest payments were accrued and paid from R-V to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$760
Three Months Ended September 30, 2015	731
The following managerial assistance payments were paid from R-V to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2014	$45
Three Months Ended September 30, 2015	45
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$45
September 30, 2015	45
The following amounts were due to R-V from Prospect for reimbursement of expenses paid by R-V on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2015	$2
September 30, 2015	2

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
On July 9, 2015, Prospect made a $2,044 investment in UPRC, of which $1,738 was a Senior Term Loan and $306 was used to purchase additional common equity of UPRC through UPH. The proceeds were utilized by UPRC to purchase additional ownership interest in Canterbury Green Apartment Holdings, LLC for $2042, and pay $2 of legal services provided by attorneys at Prospect Administration. The proceeds were used by the JV to fund $2,167 of capital expenditures and pay $40 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income).
The following interest payments were accrued and paid by UPRC to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$693
Three Months Ended September 30, 2015	1,891
Included above, the following payment-in-kind interest from UPRC was capitalized and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$162
Three Months Ended September 30, 2015	—
The following interest income recognized had not yet been paid by UPRC to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$20
September 30, 2015	21
The following royalty payments were paid from UPRC to Prospect and recognized by Prospect as other income:

Three Months Ended September 30, 2014	$74
Three Months Ended September 30, 2015	282
The following managerial assistance payments were paid from UPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2014	$50
Three Months Ended September 30, 2015	50
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$50
September 30, 2015	50
The following payments were paid from UPRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to UPRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended September 30, 2014	$59
Three Months Ended September 30, 2015	125
The following amounts were due from UPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of UPRC and were included by Prospect within other receivables:

June 30, 2015	$15
September 30, 2015	12
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
The following interest payments were accrued and paid from Valley Electric to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$948
Three Months Ended September 30, 2015	1,031

Included above, the following payment-in-kind interest from Valley Electric was capitalized and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$436
Three Months Ended September 30, 2015	474
The following interest income recognized had not yet been paid by Valley Electric to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$11
September 30, 2015	12
The following interest payments were accrued and paid from Valley to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$272
Three Months Ended September 30, 2015	278
Included above, the following payment-in-kind interest from Valley was capitalized and recognized by Prospect as interest income:

Three Months Ended September 30, 2014	$65
Three Months Ended September 30, 2015	66
The following interest income recognized had not yet been paid by Valley to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$3
September 30, 2015	3
The following managerial assistance payments were paid from Valley to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2014	$75
Three Months Ended September 30, 2015	75
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$75
September 30, 2015	75
The following payments were paid from Valley Electric to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Valley Electric (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended September 30, 2014	$—
Three Months Ended September 30, 2015	9

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
During the year ended June 30, 2013, Prospect determined that the impairment of THS and VSA was impaired and recorded a realized loss of $12,117, reducing the amortized cost to $3,831. During the year ended June 30, 2014, Prospect received $5,825 of legal cost reimbursement related to the ESA litigation settlement which had been expensed in prior years. The proceeds were recognized by Prospect as other income during the year ended June 30, 2014. During the year ended June 30, 2015, Prospect received $685 related to the ESA litigation settlement which was recognized as realized gain.
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
During the three months ended September 30, 2014, Prospect determined that our investment in AEH was impaired and recorded a realized loss of $2,050, reducing the amortized cost to zero. On November 21, 2014, Coalbed merged with and into Wolf Energy, with Wolf Energy as the surviving entity. During the three months ended December 31, 2014, Prospect determined that the impairment of the Coalbed debt assumed by Wolf Energy was impaired and recorded a realized loss of $5,991, reducing the amortized cost to zero.
During the year ended June 30, 2015, Wolf Energy Holdings received a tax refund of $173 related to its investment in C&J and Prospect realized a gain of the same amount.
Note 15. Litigation
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of these matters as they arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material litigation as of September 30, 2015.

Note 16. Financial Highlights
The following is a schedule of financial highlights for the three months ended September 30, 2015 and September 30, 2014:

	Three Months Ended
	2015	2014
Per Share Data
Net asset value at beginning of period	$10.31	$10.56
Net investment income(1)	0.26	0.28
Net realized losses (gains) on investments(1)	(0.01)	(0.07)
Net realized losses on extinguishment of debt(1)	0.00	—
Net change in unrealized appreciation (depreciation) on investments(1)	(0.17)	0.03
Dividends to shareholders	(0.25)	(0.33)
Common stock transactions(2)	0.03	—
Net asset value at end of period	$10.17	$10.47

Per share market value at end of period	$7.13	$9.90
Total return based on market value(3)	0.00%	(3.94%)
Total return based on net asset value(3)	1.96%	2.24%
Shares of common stock outstanding at end of period	355,222,482	348,504,375
Weighted average shares of common stock outstanding	356,962,242	343,359,061

Ratios/Supplemental Data
Net assets at end of period	$3,614,021	$3,647,759
Portfolio turnover rate	6.71%	13.80%
Annualized ratio of operating expenses to average net assets	11.92%	11.84%
Annualized ratio of net investment income to average net assets	9.98%	10.40%

The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2015:

	Year Ended June 30,
	2015	2014	2013	2012	2011
Per Share Data
Net asset value at beginning of year	$10.56	$10.72	$10.83	$10.36	$10.30
Net investment income(1)	1.03	1.19	1.57	1.63	1.10
Net realized losses (gains) on investments(1)	(0.51)	(0.01)	(0.13)	0.32	0.19
Net change in unrealized appreciation (depreciation) on investments(1)	0.47	(0.12)	(0.37)	(0.28)	0.09
Net realized losses on extinguishment of debt(1)	(0.01)	—	—	—	—
Dividends to shareholders	(1.19)	(1.32)	(1.28)	(1.22)	(1.21)
Common stock transactions(2)	(0.04)	0.10	0.10	0.02	(0.11)
Net asset value at end of year	$10.31	$10.56	$10.72	$10.83	$10.36

Per share market value at end of year	$7.37	$10.63	$10.80	$11.39	$10.11
Total return based on market value(3)	(20.84%)	10.88%	6.24%	27.21%	17.22%
Total return based on net asset value(3)	11.47%	10.97%	10.91%	18.03%	12.54%
Shares of common stock outstanding at end of year	359,090,759	342,626,637	247,836,965	139,633,870	107,606,690
Weighted average shares of common stock outstanding	353,648,522	300,283,941	207,069,971	114,394,554	85,978,757

Ratios/Supplemental Data
Net assets at end of year	$3,703,049	$3,618,182	$2,656,494	$1,511,974	$1,114,357
Portfolio turnover rate	25.32%	15.21%	29.24%	29.06%	27.63%
Annualized ratio of operating expenses to average net assets	11.70%	11.11%	11.50%	10.73%	8.47%
Annualized ratio of net investment income to average net assets	9.91%	11.18%	14.86%	14.92%	10.60%

(1)	Per share data amount is based on the weighted average number of common shares outstanding for the period presented (except for dividends to shareholders which is based on actual rate per share).

(2)
Common stock transactions include the effect of our issuance of common stock in public offerings (net of underwriting and offering costs), shares issued in connection with our dividend reinvestment plan, shares issued to acquire investments and repurchases of common stock below net asset value pursuant to our Repurchase Program.

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

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ending June 30, 2016.

	Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
September 30, 2013	161,034	0.62	82,337	0.32	(2,437)	(0.01)	79,900	0.31
December 31, 2013	178,090	0.62	92,215	0.32	(6,853)	(0.02)	85,362	0.30
March 31, 2014	190,327	0.60	98,523	0.31	(16,422)	(0.05)	82,101	0.26
June 30, 2014	182,840	0.54	84,148	0.25	(12,491)	(0.04)	71,657	0.21

September 30, 2014	202,021	0.59	94,463	0.28	(10,355)	(0.04)	84,108	0.24
December 31, 2014	198,883	0.56	91,325	0.26	(5,355)	(0.02)	85,970	0.24
March 31, 2015	191,350	0.53	87,441	0.24	(5,949)	(0.01)	81,492	0.23
June 30, 2015	198,830	0.55	89,518	0.25	5,251	0.01	94,769	0.26

September 30, 2015	200,251	0.56	91,242	0.26	(63,425)	(0.18)	27,817	0.08

(1)
Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

Note 18. Subsequent Events
On October 2, 2015, we provided $17,500 of first lien senior secured debt to Easy Gardener Products, Inc., a designer, marketer, and manufacturer of branded lawn and garden products.
On October 9, 2015, BAART Programs, Inc. repaid the $42,866 loans receivable to us.
On October 16, 2015, we made a $37,000 second lien secured debt investment in Universal Fiber Systems, LLC, a manufacturer of custom and specialty fiber products used in high performance applications.
During the period from October 1, 2015 through November 4, 2015, we made four follow-on investments in NPRC totaling $31,400 to support our online consumer lending initiative. We invested $4,710 of equity through NPH and $26,690 of debt directly to ACL Loan Holdings, Inc., a wholly-owned subsidiary of NPRC. Additionally, during the period from October 1, 2015 through November 4, 2015, we received partial repayments of $40,460 of our loans previously outstanding and $7,140 as a return of capital on our equity investment in NPRC.
During the period from October 1, 2015 through November 4, 2015, our wholly-owned subsidiary PSBL purchased $3,131 of small business whole loans from OnDeck.
During the period from October 1, 2015 through November 4, 2015, we issued $11,730 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $11,559.

During the period from October 1, 2015 through October 21, 2015, we repurchased 200,000 shares of our common stock at an average price of $7.46 per share, including commissions. No additional repurchases were made after October 21, 2015.
On November 2, 2015, we provided $50,000 of first lien senior secured debt to Coverall North America, Inc., a leading franchiser of commercial cleaning businesses. As part of the transaction, we received repayment of the $49,600 loan outstanding.

On November 3, 2015, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $5,000,000 of additional debt and equity securities in the public market.

On November 4, 2015, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.08333 per share for November 2015 to holders of record on November 30, 2015 with a payment date of December 24, 2015;

•	$0.08333 per share for December 2015 to holders of record on December 31, 2015 with a payment date of January 21, 2016; and

•	$0.08333 per share for January 2016 to holders of record on January 29, 2016 with a payment date of February 18, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(All figures in this item are in thousands except share, per share and other data.)
The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties. Our actual results may differ significantly from any results expressed or implied by these forward-looking statements due to the factors discussed in Part II, “Item 1A. Risk Factors” and “Forward-Looking Statements” appearing elsewhere herein.
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
Control Investments in Corporate Operating Companies – This strategy involves acquiring controlling stakes in non-financial operating companies. Our investments in these companies are generally structured as a combination of yield-producing debt and equity.  We provide enhanced certainty of closure to our counterparties, give the seller personal liquidity and generally look for management to continue on in their current roles. This strategy has comprised approximately 10%-15% of our business.
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
Investments in Structured Credit – We make investments in CLOs, generally taking a significant position in the subordinated interests (equity) of the CLOs. The CLOs include a diversified portfolio of broadly syndicated loans and do not have direct exposure to real estate, mortgages, debt or consumer based debt. The CLOs in which we invest are managed by top-tier collateral managers that have been thoroughly diligenced prior to investment. This strategy has comprised approximately 10%-20% of our business.
Real Estate Investments – We make investments in real estate through our three wholly-owned tax-efficient real estate investment trusts (“REITs”), American Property REIT Corp. (“APRC”), National Property REIT Corp. (“NPRC”) and United Property REIT Corp. (“UPRC” and collectively with APRC and NPRC, “our REITs”). Our real estate investments are in various classes of fully developed and occupied real estate properties that generate current yields. We seek to identify properties that have historically high occupancy and steady cash flow generation. Our REITs co-invest with established and experienced property managers that manage such properties after acquisition. This investment strategy has comprised approximately 5%-10% of our business.
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
Aircraft Leasing – We invest debt as well as equity in aircraft assets subject to commercial leases to credit-worthy airlines across the globe. These investments present attractive return opportunities due to cash flow consistency from long-lived assets coupled with hard asset collateral. We seek to deliver risk-adjusted returns with strong downside protection by analyzing relative value characteristics across the spectrum of aircraft types of all vintages. Our target portfolio includes both in-production and out-of-production jet and turboprop aircraft and engines, operated by airlines across the globe. This strategy comprised approximately 1% of our business in the fiscal year ended June 30, 2015 and approximately 1% as of September 30, 2015.
Online Lending – We make investments in loans originated by certain consumer loan and small and medium sized business (“SME”) aggregators. We purchase each loan in its entirety (i.e., a “whole loan”). The borrowers are consumers and SMEs. The loans are typically serviced by the aggregators of the loans. This strategy comprised approximately 5% of our business in the fiscal year ended June 30, 2015 and approximately 5% as of September 30, 2015.
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

We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment in the holding company, generally as equity, its equity investment in the operating company and along with any debt from us directly to the operating company structure represents our total exposure for the investment. As of September 30, 2015, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $1,973,325 and $2,012,700, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. On July 1, 2014, we began consolidating all wholly-owned and substantially wholly-owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There were no significant effects of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
We seek to be a long-term investor with our portfolio companies. The aggregate fair value of our portfolio investments was $6,430,900 and $6,609,558 as of September 30, 2015 and June 30, 2015, respectively. During the three months ended September 30, 2015, our net cost of investments decreased by $117,383, or 1.8%, as a result of the following: three new investments, several follow-on investments, and two revolver advances totaling $437,613 (including structuring fees of $3,556); payment-in-kind interest of $1,279; net amortization of discounts and premiums of $24,072; and full repayments on six investments, sale of one investments, and several partial prepayments and amortization payments totaling $528,789, net of realized losses totaling $2,135.
Compared to the end of last fiscal year (ended June 30, 2015), net assets decreased by $(89,028), or (2.4)%, during the three months ended September 30, 2015, from $3,703,049 to $3,614,021. This decrease results from $89,115 in dividend distributions to our stockholders and the repurchase of shares of our common stock in the amount of $31,530. These decreases, in turn, were offset by $27,817 from operations and dividend reinvestments of $3,682. The $27,817 from operations is net of the following: net investment income of $91,242, net realized losses on investments of $2,135, net change in unrealized depreciation on investments of $61,275, and net realized losses on extinguishment of debt of $15.
First Quarter Highlights
Investment Transactions
During the three months ended September 30, 2015, we acquired $229,334 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $203,600, funded $3,400 of revolver advances, and recorded PIK interest of $1,279, resulting in gross investment originations of $437,613. During the three months ended September 30, 2015, we received full repayments on six investments and received several partial prepayments and amortization payments totaling $437,729, including realized losses totaling $2,135. The more significant of these transactions are discussed in “Portfolio Investment Activity.”
Debt Issuances and Redemptions
During the three months ended September 30, 2015, we issued $48,134 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $47,381. These notes were issued with stated interest rates ranging from 4.625% to 5.25% with a weighted average interest rate of 5.06%. These notes mature between July 15, 2020 and March 15, 2022. The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2015.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$17,784	4.63%–4.75%	4.741%	July 15, 2020 – September 15, 2020
6.5	30,350	5.10%–5.25%	5.24%	January 15, 2022 – March 15, 2022
	$48,134

During the three months ended September 30, 2015, we repaid $628 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2015 was $15.
Share Repurchase Program
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify shareholders of our intention to purchase our common stock. Our last notice was delivered with our annual proxy mailing on September 10, 2015. This notice lasts for six months after notice is given. During the three months ended September 30, 2015, we repurchased 4,358,750 shares of our common stock pursuant to our Repurchase Program for $31,530, or approximately $7.23 weighted average price per share at an approximately 30% discount to net asset value. Our net asset value per share was increased by approximately $0.04 as a result of the share repurchases.
Equity Issuances
On July 23, 2015, August 20, 2015 and September 17, 2015, we issued 193,892, 152,896 and 143,685 shares of our common stock in connection with the dividend reinvestment plan, respectively.
“Spin-Offs” of Certain Business Strategies
We previously announced that we intend to unlock value by “spinning off” certain “pure play” business strategies to our shareholders. We desire through these transactions to (i) transform some of the business strategies we have successfully grown and developed inside Prospect into pure play public companies with the potential for increased earnings multiples, (ii) allow for continued revenue and earnings growth through more flexible non-BDC formats (which are expected to benefit from not having one or more of the (a) 30% basket, (b) leverage, and (c) control basket constraining BDCs, and (iii) free up our 30% basket and leverage capacity for new originations at Prospect. The business strategies we intend to enable our shareholders to participate in on a “pure play” basis have grown faster than our overall growth rate in the past few years, with outlets in less constricting structures required to continue this strong growth. We anticipate these non-BDC companies will have tax efficient structures.
We initially intend to focus our “spin-off” efforts on the launch of up to three separate companies owning portions of our (i) consumer online lending business, (ii) real estate business and (iii) structured credit business. We are seeking to divest these businesses in conjunction with rights offering capital raises in which existing Prospect shareholders could elect to participate in each offering or sell their rights. The goals of these “spin-offs” include leverage and earnings neutrality for Prospect. Our primary objective is to maximize the valuation of each offering (declining to proceed with any offering if we find any valuation not to be attractive).
The sizes and likelihood of these dispositions, some of which are expected to be partial rather than complete spin-offs, remain to be determined, but we currently expect the collective size of these three dispositions to be 10% or less of our asset base. We seek to complete the first of these “spin-offs” early in calendar year 2016 and the others subsequently in a sequential fashion. The consummation of any of the spin-offs depends upon, among other things: market conditions, regulatory and exchange listing approval, and sufficient investor demand, and there can be no guarantee that we will consummate any of these spin-offs.
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
On May 6, 2015, Prospect Finance Company, LLC (“Prospect Finance”), our indirect wholly-owned subsidiary, filed a confidential registration statement with the SEC in connection with our rights offering disposition of our online consumer lending business, and Prospect Finance filed confidential amendments on June 16, July 20 and August 12, 2015. We are a selling stockholder under the registration statement. We seek but cannot guarantee consummation of this disposition, which is subject to regulatory review, late in calendar year 2016.
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
On May 19, 2015, Prospect, Prospect Capital Management, Prospect Yield, Prospect Finance and Prospect Realty filed an application for an exemptive order authorizing a joint transaction that may otherwise be prohibited by Section 57(a)(4) of the
1940 Act in order to complete each of the rights offerings described above and, on October 2, 2015, an amended and restated
application for the exemptive order was filed in response to comments from the SEC. There is no guarantee that the
SEC will grant the relief requested in the exemptive order application.
We expect to continue as a BDC in the future to pursue our multi-line origination strategy (including continuing to invest in the businesses discussed above) as a value-added differentiating factor compared with other BDCs.
Investment Holdings
As of September 30, 2015, we continue to pursue our investment strategy. At September 30, 2015, approximately $6,430,900, or 177.9%, of our net assets are invested in 131 long-term portfolio investments and CLOs.
During the three months ended September 30, 2015, we originated $437,614 of new investments, primarily composed of $197,473 of debt and equity financing to non-controlled portfolio investments, $143,519 of debt and equity financing to controlled investments, and $96,622 of subordinated notes in CLOs. Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans, though we also continue to close select junior debt and equity investments. Our annualized current yield was 12.7% and 13.0% as of June 30, 2015 and September 30, 2015, respectively, across all performing interest bearing investments. The increase in our current yield is primarily the result of sales of lower yielding investments and originations replacing these investments at higher yields. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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
As of September 30, 2015, we own controlling interests in the following portfolio companies: American Property REIT Corp. (“APRC”); Arctic Energy Services, LLC; CCPI Inc.; CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC; Echelon Aviation LLC (“Echelon”); Edmentum Ultimate Holdings, LLC; First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC; Gulf Coast Machine & Supply Company; Harbortouch Payments, LLC (“Harbortouch”); MITY, Inc.; National Property REIT Corp. (“NPRC”); Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC); NMMB, Inc.; R-V Industries, Inc. (“R-V”); United Property REIT Corp. (“UPRC”); Valley Electric Company, Inc. (“Valley Electric”); and Wolf Energy, LLC. We also own an affiliated interest in BNN Holdings Corp.
The following shows the composition of our investment portfolio by level of control as of September 30, 2015 and June 30, 2015:

	September 30, 2015				June 30, 2015
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$1,973,325	30.7%	$2,012,700	31.3%	$1,894,644	30.7%	$1,974,202	31.3%
Affiliate Investments	2,228	—%	3,128	—%	45,150	—%	45,945	—%
Non-Control/Non-Affiliate Investments	4,466,440	69.3%	4,415,072	68.7%	4,619,582	69.3%	4,589,411	68.7%
Total Investments	$6,441,993	100.0%	$6,430,900	100.0%	$6,559,376	100.0%	$6,609,558	100.0%

The following shows the composition of our investment portfolio by type of investment as of September 30, 2015 and June 30, 2015:

	September 30, 2015				June 30, 2015
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Revolving Line of Credit	$9,650	0.1%	$9,650	0.2%	$30,546	0.5%	$30,546	0.5%
Senior Secured Debt	3,560,126	55.4%	3,475,767	54.0%	3,617,111	55.1%	3,533,447	53.5%
Subordinated Secured Debt	1,158,854	18.0%	1,121,886	17.4%	1,234,701	18.8%	1,205,303	18.2%
Subordinated Unsecured Debt	73,397	1.1%	71,148	1.1%	145,644	2.2%	144,271	2.2%
Small Business Loans	18,409	0.3%	16,974	0.3%	50,558	0.8%	50,892	0.8%
CLO Debt	28,746	0.4%	32,782	0.5%	28,613	0.4%	32,398	0.5%
CLO Residual Interest	1,144,790	17.9%	1,171,770	18.2%	1,072,734	16.4%	1,113,023	16.8%
Preferred Stock	41,047	0.6%	5,434	0.1%	41,047	0.6%	4,361	0.1%
Common Stock	241,048	3.7%	273,627	4.3%	181,404	2.8%	164,984	2.5%
Membership Interest	157,100	2.4%	200,655	3.1%	148,192	2.3%	278,537	4.2%
Participating Interest(1)	—	—%	44,066	0.7%	—	—%	42,787	0.6%
Escrow Receivable	7,144	0.1%	6,123	0.1%	7,144	0.1%	5,984	0.1%
Warrants	1,682	—%	1,018	—%	1,682	—%	3,025	—%
Total Investments	$6,441,993	100.0%	$6,430,900	100.0%	$6,559,376	100.0%	$6,609,558	100.0%

(1)	Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.
The following shows our investments in interest bearing securities by type of investment as of September 30, 2015 and June 30, 2015:

	September 30, 2015				June 30, 2015
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien	$3,569,776	59.6%	$3,485,417	59.1%	$3,642,761	58.9%	$3,559,097	58.3%
Second Lien	1,158,854	19.3%	1,121,886	19.0%	1,239,597	20.0%	1,210,199	19.8%
Unsecured	73,397	1.2%	71,148	1.2%	145,644	2.4%	144,271	2.4%
Small Business Loans	18,409	0.3%	16,974	0.3%	50,558	0.8%	50,892	0.8%
CLO Debt	28,746	0.5%	32,782	0.5%	28,613	0.5%	32,398	0.5%
CLO Residual Interest	1,144,790	19.1%	1,171,770	19.9%	1,072,734	17.4%	1,113,023	18.2%
Total Debt Investments	$5,993,972	100.0%	$5,899,977	100.0%	$6,179,907	100.0%	$6,109,880	100.0%

The following shows the composition of our investment portfolio by geographic location as of September 30, 2015 and June 30, 2015:

	September 30, 2015				June 30, 2015
Geographic Location	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Canada	$15,000	0.2%	$15,000	0.2%	$15,000	0.2%	$15,000	0.2%
Cayman Islands	1,173,536	18.2%	1,204,552	18.7%	1,101,347	16.8%	1,145,421	17.3%
France	10,132	0.2%	10,051	0.2%	10,145	0.2%	9,734	0.2%
MidWest US	669,003	10.4%	689,555	10.7%	749,036	11.4%	767,419	11.6%
NorthEast US	1,113,588	17.3%	1,145,283	17.8%	1,085,569	16.5%	1,151,510	17.4%
NorthWest US	43,000	0.7%	43,000	0.7%	—	—%	—	—%
Puerto Rico	40,812	0.6%	38,213	0.6%	40,911	0.6%	37,539	0.6%
SouthEast US	1,613,488	25.0%	1,653,448	25.7%	1,609,956	24.5%	1,661,477	25.1%
SouthWest US	561,671	8.7%	482,850	7.5%	762,454	11.6%	693,138	10.5%
Western US	1,201,763	18.7%	1,148,948	17.9%	1,184,958	18.1%	1,128,320	17.1%
Total Investments	$6,441,993	100.0%	$6,430,900	100.0%	$6,559,376	99.9%	$6,609,558	100.0%

The following shows the composition of our investment portfolio by industry as of September 30, 2015 and June 30, 2015:

	September 30, 2015				June 30, 2015
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$70,847	1.1%	$70,604	1.1%	$70,860	1.1%	$78,675	1.2%
Business Services	599,194	9.3%	651,842	10.2%	646,021	9.8%	711,541	10.8%
Chemicals	4,963	0.1%	4,972	0.1%	4,963	0.1%	5,000	0.1%
Commercial Services	245,460	3.8%	239,574	3.7%	245,913	3.8%	241,620	3.6%
Construction & Engineering	59,377	0.9%	37,396	0.6%	58,837	0.9%	30,497	0.4%
Consumer Finance	426,320	6.5%	485,114	7.6%	426,697	6.5%	486,977	7.4%
Consumer Services	185,608	2.9%	185,320	2.9%	190,037	2.9%	190,216	2.9%
Diversified Financial Services	119,609	1.9%	119,091	1.9%	120,327	1.8%	119,919	1.8%
Durable Consumer Products	441,552	6.9%	422,177	6.6%	439,172	6.7%	422,033	6.4%
Food Products	282,087	4.4%	279,433	4.3%	282,185	4.3%	281,365	4.3%
Healthcare	333,825	5.2%	334,286	5.2%	435,893	6.6%	434,446	6.6%
Hotels, Restaurants & Leisure	140,192	2.2%	140,324	2.2%	177,748	2.7%	177,926	2.7%
Machinery	376	—%	533	—%	376	—%	563	—%
Manufacturing	213,391	3.3%	171,934	2.7%	163,380	2.5%	126,921	1.9%
Media	331,892	5.2%	321,385	5.0%	361,825	5.5%	350,365	5.3%
Metal Services & Minerals	24,674	0.4%	22,192	0.3%	25,670	0.4%	23,745	0.4%
Oil and Gas Production	3,000	—%	2,411	—%	3,000	—%	22	—%
Oil and Gas Services	286,514	4.4%	232,928	3.5%	289,803	4.4%	246,817	3.7%
Online Lending	249,148	3.8%	247,713	3.7%	213,143	3.2%	213,477	3.2%
Personal & Nondurable Consumer Products	216,248	3.4%	195,259	3.0%	213,796	3.4%	193,046	2.8%
Pharmaceuticals	74,264	1.2%	74,264	1.2%	74,951	1.1%	74,588	1.1%
Property Management	5,880	0.1%	3,901	0.1%	5,880	0.1%	3,814	0.1%
Real Estate	484,570	7.5%	526,852	8.3%	462,895	7.1%	512,245	7.8%
Retail	—	—%	—	—%	63	—%	260	—%
Software & Computer Services	143,793	2.2%	143,964	2.2%	217,429	3.3%	217,472	3.3%
Telecommunication Services	4,573	0.1%	4,595	0.1%	4,573	0.1%	4,595	0.1%
Textiles, Apparel & Luxury Goods	251,075	3.9%	249,164	3.9%	252,200	3.8%	252,200	3.8%
Transportation	70,025	1.1%	59,120	0.9%	70,392	1.1%	63,792	1.0%
Subtotal	$5,268,457	81.8%	$5,226,348	81.3%	$5,458,029	83.2%	$5,464,137	82.7%
Structured Finance(1)	1,173,536	18.2%	1,204,552	18.7%	1,101,347	16.8%	1,145,421	17.3%
Total Investments	$6,441,993	100.0%	$6,430,900	100.0%	$6,559,376	100.0%	$6,609,558	100.0%

(1)	Our CLO investments do not have industry concentrations and as such have been separated in the table above.

Portfolio Investment Activity
During the three months ended September 30, 2015, we acquired $229,334 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $203,600, funded $3,400 of revolver advances, and recorded PIK interest of $1,279, resulting in gross investment originations of $437,613. The more significant of these transactions are briefly described below.
On July 1, 2015, we provided $31,000 of first lien senior secured financing to Intelius, Inc. (“Intelius”), an online information commerce company, of which $30,200 was funded at closing. On August 11, 2015, we made a $13,500 follow-on first lien senior secured debt investment in Intelius, of which $13,000 was funded at closing, to support an acquisition. The $21,500 Term Loan A note bears interest at the greater of 6.5% or Libor plus 5.5% and has a final maturity of July 1, 2020. The $21,500 Term Loan B note bears interest at the greater of 12.5% or Libor plus 11.5% and has a final maturity of July 1, 2020. The $1,500 senior secured revolver, which was not funded at closing, bears interest at 9.5% or Libor plus 8.5% and has a final maturity of July 1, 2016.
On July 23, 2015, we made an investment of $37,969 to purchase 80.73% of the subordinated notes issued by Halcyon Loan Advisors Funding 2015-3 Ltd. in a co-investment transaction with Priority Income Fund, Inc., a closed-end fund managed by an affiliate of Prospect Capital Management L.P.
On August 6, 2015, we provided $92,500 of first lien senior secured debt to support the refinancing of Crosman Corporation. Concurrent with the refinancing, we received repayment of the $40,000 second lien term loan previously outstanding. The $52,500 Term Loan A note bears interest at the greater of 9.0% or Libor plus 8.7% and interest payment in kind of 4.0%, and has a final maturity of August 5, 2020. The $40,000 Term Loan B note bears interest at the greater of 16.0% or Libor plus 15.7% and interest payment in kind of 4.0%, and has a final maturity of August 5, 2020.
On August 12, 2015, we made an investment of $22,898 to purchase 50.04% of the subordinated notes issued by Octagon Investment Partners XVIII, Ltd.
On August 12, 2015, we sold 780 of our small business whole loans (with a cost of $30,968) purchased from OnDeck to Jefferies Asset Funding LLC for proceeds of $26,619, net of related transaction expenses, and a trust certificate representing a 41.54% interest in the MarketPlace Loan Trust, Series 2015-OD2. We realized a loss of $775 on the sale.
On August 21, 2015, we committed to funding a $16,000 second lien secured investment in Sitel Worldwide Corporation, a provider of customer care outsourcing services. The $16,000 second lien term loan bears interest at the greater of 10.5% or Libor plus 9.5% and has a final maturity of September 18, 2022.
On September 16, 2015, we made an investment of $26,773 to purchase 75.09% of the subordinated notes issued by Apidos CLO XXII in a co-investment transaction with Priority Income Fund, Inc., a closed-end fund managed by an affiliate of Prospect Capital Management L.P.
In addition to the purchases noted above, during the three months ended September 30, 2015, we made eleven follow-on investments in NPRC totaling $85,569 to support the online consumer lending initiative. We invested $17,415 of equity through NPH Property Holdings, LLC and $68,154 of debt directly to NPRC and its wholly-owned subsidiaries.
Additionally, during the three months ended September 30, 2015, our wholly-owned subsidiary PSBL purchased $19,378 of small business whole loans from OnDeck and Direct Capital.
During the three months ended September 30, 2015, we received full repayments on six investments, sold one investments, and received several partial prepayments and amortization payments totaling $528,789, net of realized losses totaling $2,135. The more significant of these transactions are briefly described below.
On July 8, 2015, we sold 27.45% of the outstanding principal balance of the senior secured Term Loan A investment in InterDent, Inc. for $34,415. We realized no gain or loss on the sale.
On July 24, 2015, TB Corp. repaid the $23,628 loan receivable to us.
On August 7, 2015, Ryan, LLC repaid the $72,701 loan receivable to us.
On September 1, 2015, BNN Holdings Corp. repaid the $42,922 loans receivable to us.
On September 16, 2015, GTP Operations, LLC repaid the $116,411 loan receivable to us.

On September 22, 2015, we sold 19.4% of the outstanding principal balance of the senior secured Term Loan A investment in Instant Web, LLC for $29,447. We realized no gain or loss on the sale.
On September 25, 2015, we sold an additional 8.39% of the total outstanding principal balance of the senior secured Term Loan A investment in InterDent, Inc. for $10,516. We realized no gain or loss on the sale.
On September 25, 2015, Therakos, Inc. repaid the $13,000 loan receivable to us.
The following table provides a summary of our investment activity for each quarter within the three years ending June 30, 2016:

Quarter Ended	Acquisitions(1)	Dispositions(2)
September 30, 2013	556,843	164,167
December 31, 2013	608,153	255,238
March 31, 2014	1,343,256	197,947
June 30, 2014	444,104	169,617

September 30, 2014	887,205	863,144
December 31, 2014	522,705	224,076
March 31, 2015	219,111	108,124
June 30, 2015	459,967	437,729

September 30, 2015	437,613	528,789

(1)	Includes investments in new portfolio companies, follow-on investments in existing portfolio companies, refinancings and PIK interest.

(2)	Includes sales, scheduled principal payments, prepayments and refinancings.
Investment Valuation
In determining the fair value of our portfolio investments at September 30, 2015, the Audit Committee considered valuations from the independent valuation firms and from management having an aggregate range of $6,072,444 to $6,546,805, excluding money market investments.
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these analyses, applied to each investment, was a total valuation of $6,430,900.
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
American Property REIT Corp.
APRC is a Maryland corporation and a qualified REIT for federal income tax purposes. APRC was formed to hold for investment, operate, finance, lease, manage, and sell a portfolio of real estate assets and engage in any and all other activities as may be necessary, incidental or convenient to carry out the foregoing. APRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. APRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. As of September 30, 2015, we own 100% of the fully-diluted common equity of APRC.
During the three months ended September 30, 2015, we provided $799 of equity financing to APRC to fund capital expenditures for existing properties.
As of September 30, 2015, APRC’s real estate portfolio was comprised of twelve multi-family properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by APRC as of September 30, 2015.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	1557 Terrell Mill Road, LLC	Marietta, GA	12/28/2012	$23,500	$15,099
2	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	16,965
3	Vista Palma Sola, LLC	Bradenton, FL	4/30/2013	27,000	17,550
4	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
5	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	9,026
6	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	11,488
7	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	19,400
8	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	13,622
9	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	11,817
10	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
11	Plantations at Hillcrest, LLC	Mobile, AL	1/17/2014	6,930	4,950
12	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	4,928
13	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
				$223,699	$144,700
Due to an increase in same property values driven by an increase in net operating income for the properties, the Board of Directors increased the fair value of our investment in APRC to $120,348 as of September 30, 2015, a premium of $18,801 to its amortized cost, compared to a premium of $18,605 to its amortized cost recorded at June 30, 2015.

First Tower Finance Company LLC
We own 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC (“First Tower”), the operating company. First Tower is a multiline specialty finance company based in Flowood, Mississippi with over 170 branch offices.
On June 15, 2012, we acquired 80.1% of First Tower businesses for $110,200 in cash and 14,518,207 unregistered shares of our common stock. Based on our share price of $11.06 at the time of issuance, we acquired our 80.1% interest in First Tower for approximately $270,771. The assets of First Tower acquired include, among other things, the subsidiaries owned by First Tower, which hold finance receivables, leaseholds, and tangible property associated with First Tower’s businesses. As part of the transaction, we received $4,038 in structuring fee income from First Tower. On October 18, 2012, we funded an additional $20,000 of senior secured debt to support seasonally high demand during the holiday season. On December 30, 2013, we funded an additional $10,000 to again support seasonal demand and received $8,000 of structuring fees related to the renegotiation and expansion of First Tower’s revolver with a third party which was recognized as other income. As of September 30, 2015, First Tower had total assets of approximately $640,367 including $434,581 of finance receivables net of unearned charges. As of September 30, 2015, First Tower’s total debt outstanding to parties senior to us was $367,179.
Due to increased regulatory scrutiny and a corresponding decrease in public comparable multiples, the Board of Directors slightly decreased the fair value of our investment in First Tower Finance to $363,624 as of September 30, 2015, a premium of $45,905 to its amortized cost, compared to the $47,899 unrealized appreciation recorded at June 30, 2015.
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
On March 31, 2014, we acquired a controlling interest in Harbortouch for $147,898 in cash and 2,306,294 unregistered shares of our common stock. We recorded $130,796 of senior secured term debt, $123,000 of subordinated term debt and $24,898 of equity at closing. As part of the transaction, we received $7,536 of structuring fee income from Harbortouch. On April 1, 2014, we restructured our investment in Harbortouch and $14,226 of equity was converted into additional debt investment. On September 30, 2014, we made a $26,431 follow-on investment in Harbortouch to support an acquisition. As part of the transaction, we received $529 of structuring fee income and $50 of amendment fee income from Harbortouch which was recorded as other income. On December 19, 2014, we made an additional $1,292 equity investment in Harbortouch Class C voting units. As of September 30, 2015, we own 100% of the Class C voting units of Harbortouch, which provide for a 53.5% residual profits allocation.
Due to market developments, the Board of Directors decreased the fair value of our investment in Harbortouch to $358,359 as of September 30, 2015, a premium of $54,187 to its amortized cost, compared to the $71,477 unrealized appreciation recorded at June 30, 2015.
National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC was formed to hold for investment, operate, finance, lease, manage, and sell a portfolio of real estate assets and engage in any and all other activities as may be necessary, incidental or convenient to carry out the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly-owned subsidiaries, NPRC invests in online consumer loans. As of September 30, 2015, we own 100% of the fully-diluted common equity of NPRC.
During the three months ended September 30,2015 we made 11 follow-on investments in NPRC totaling $85,569 to support the online consumer lending initiative, We invested $17,415 of equity through NPH Property Holdings, LLC and $68,154 of debt directly into NPRC and its wholly-owned subsidiaries.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 85 months. As of September 30, 2015, the investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 51,522 individual loans and had an aggregate fair value of $459,307. The average outstanding individual loan balance is approximately $9 and the loans mature on dates ranging from October 31, 2016 to October 25, 2022 with an average outstanding term of 37 months as of September 30, 2015. Fixed interest rates range from 4.0% to 29.0% with a weighted-average current interest rate of 19.5%.
During the three months ended September 30, 2015, we provided $159 of equity financing to NPRC to fund capital expenditures for existing properties.
As of September 30, 2015, NPRC’s real estate portfolio was comprised of eleven multi-family properties, twelve self-storage properties, and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of September 30, 2015.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	146 Forest Parkway, LLC	Forest Park, GA	10/24/2012	$7,400	$—
2	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	39,600
3	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	157,500
4	APH Carroll 41, LLC	Marietta, GA	11/1/2013	30,600	22,020
5	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	17,571
6	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	18,533
7	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	26,640
8	Uptown Park Apartments II, LLC	Altamonte Springs, FL	11/19/2013	36,590	27,471
9	Mission Gate II, LLC	Plano, TX	11/19/2013	47,621	36,148
10	St. Marin Apartments II, LLC	Coppell, TX	11/19/2013	73,078	53,863
11	APH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	28,432
12	APH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,879
13	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
14	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
15	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
16	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
17	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
18	Ann Arbor Kalamazoo Self Storage, LLC	Scio, MI	8/29/2014	8,927	6,695
19	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
20	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
21	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
22	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
23	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
24	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
				$680,710	$485,167
Due to an increase in the observed market cap rate for our largest property and an increase in the market yield for the online consumer loans, the Board of Directors marked down the fair value of our investment in NPRC to $547,296 as of September 30, 2015, a premium of $11,204 to its amortized cost, compared to a recorded premium of $22,229 to its amortized cost at June 30, 2015.
United Property REIT Corp.
UPRC is a Delaware limited liability company and a qualified REIT for federal income tax purposes. UPRC was formed to hold for investment, operate, finance, lease, manage, and sell a portfolio of real estate assets and engage in any and all other activities as may be necessary, incidental or convenient to carry out the foregoing. UPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. UPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. As of September 30, 2015, we own 100% of the fully-diluted common equity of UPRC.

During the three months ended September 30, 2015, we provided $1,738 and $306 of debt and equity financing, respectively, to UPRC to fund capital expenditures for existing properties.
As of September 30, 2015, UPRC’s real estate portfolio was comprised of fifteen multi-families properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by UPRC as of September 30, 2015.

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
Due to an increase in same property values driven by an increase in net operating income for the properties, the Board of Directors increased the fair value of our investment in UPRC to $89,947 as of September 30, 2015, a premium of $12,276 to its amortized cost, compared to a recorded premium of $9,057 to its amortized cost at June 30, 2015.
Valley Electric Company, Inc.
We own 94.99% of Valley Electric Company, Inc. (“Valley Electric”) as of September 30, 2015. Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc. (“Valley”). Valley is a leading provider of specialty electrical services in the state of Washington and is among the top 50 electrical contractors in the U.S. The company, with its headquarters in Everett, Washington, offers a comprehensive array of contracting services, primarily for commercial, industrial, and transportation infrastructure applications, including new installation, engineering and design, design-build, traffic lighting and signalization, low to medium voltage power distribution, construction management, energy management and control systems, 24-hour electrical maintenance and testing, as well as special projects and tenant improvement services. Valley was founded in 1982 by the Ward family, who held the company until the end of 2012.
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
Due to stronger operating results, the Board of Directors increased the fair value of our investment in Valley Electric to $37,396 as of September 30, 2015, a discount of $21,981 from its amortized cost, compared to the $28,340 unrealized depreciation recorded at June 30, 2015.

Equity positions in the portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results. Several of our controlled companies experienced such volatility and we recorded corresponding fluctuations in valuations during the three months ended September 30, 2015. See above for discussions regarding the fluctuations in Harbortouch, NPRC, UPRC, and Valley Electric. During the three months ended September 30, 2015, the value of our investment in CP Energy decreased by $5,330 as a result of depressed earnings resulting from softness of the energy markets; Echelon decreased by $8,388 due to an early lease termination for one aircraft; and R-V decreased by $7,478 due to lower sales profitability. In total, nine of the controlled investments are valued at the original investment amounts or higher, and six of the controlled investments have been valued at discounts to the original investment. Overall, at September 30, 2015, control investments are valued at $39,375 above their amortized cost.
We hold one affiliate investment at September 30, 2015. Our affiliate portfolio company did not experience a significant change in valuation during the three months ended September 30, 2015.
With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premia that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. Non-control/non-affiliate investments did not experience significant changes and are generally performing as expected or better than expected. During the three months ended September 30, 2015, the value of our CLO investments decreased by $13,058 due to market fluctuations. Overall, at September 30, 2015, non-control/non-affiliate investments are valued $51,368 below their amortized cost.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of September 30, 2015 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in December 2010, February 2011, April 2012, August 2012, December 2012 and April 2014; Public Notes which we issued in March 2013 and April 2014; and Prospect Capital InterNotes® which we issue from time to time. Our equity capital is comprised entirely of common equity.
The following table shows the maximum draw amounts and outstanding borrowings of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of September 30, 2015 and June 30, 2015.

	September 30, 2015		June 30, 2015
	Maximum Draw Amount	Amount Outstanding	Maximum Draw Amount	Amount Outstanding
Revolving Credit Facility	$885,000	$156,700	$885,000	$368,700
Convertible Notes	1,239,500	1,239,500	1,239,500	1,239,500
Public Notes	548,143	548,143	548,094	548,094
Prospect Capital InterNotes®	874,948	874,948	827,442	827,442
Total	$3,547,591	$2,819,291	$3,500,036	$2,983,736
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of September 30, 2015.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$156,700	$—	$—	$156,700	$—
Convertible Notes	1,239,500	317,500	530,000	392,000	—
Public Notes	548,094			300,000	248,094
Prospect Capital InterNotes®	874,948	—	54,509	539,202	281,237
Total Contractual Obligations	$2,819,242	$317,500	$584,509	$1,387,902	$529,331

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
Historically, we have funded a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock, subscription rights, and warrants and units to purchase such securities in an amount up to $5,000,000 less issuances to date. As of September 30, 2015, we can issue up to $4,774,492 of additional debt and equity securities in the public market under this shelf registration. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.
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
On August 29, 2014, we renegotiated the 2012 Facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility” and collectively with the 2012 Facility, the “Revolving Credit Facility”). The lenders have extended commitments of $885,000 under the 2014 Facility as of September 30, 2015. The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.
The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of September 30, 2015, we were in compliance with the applicable covenants.
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
As of September 30, 2015 and June 30, 2015, we had $724,982 and $721,800, respectively, available to us for borrowing under the Revolving Credit Facility, of which the amount outstanding was $156,700 and $368,700, respectively. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $885,000. As of September 30, 2015, the investments, including money market funds, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,511,917, which represents 23.3% of our total investments and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $12,405 of new fees and $3,539 of fees carried over for continuing participants from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, of which $9,587 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of September 30, 2015. In accordance with ASC 470-50, we expensed $332 of fees relating to credit providers in the 2012 Facility who did not commit to the 2014 Facility.

During the three months ended September 30, 2015 and September 30, 2014, we recorded $3,701 and $4,011, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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

	2015 Notes	2016 Notes	2017 Notes	2018 Notes	2019 Notes	2020 Notes
Initial conversion rate(1)	88.0902	78.3699	85.8442	82.3451	79.7766	80.6647
Initial conversion price	$11.35	$12.76	$11.65	$12.14	$12.54	$12.40
Conversion rate at September 30, 2015(1)(2)	89.9752	80.2196	87.7516	84.1497	79.8248	80.6670
Conversion price at September 30, 2015(2)(3)	$11.11	$12.47	$11.40	$11.88	$12.53	$12.40
Last conversion price calculation date	12/21/2014	2/18/2015	4/16/2015	8/14/2015	12/21/2014	4/11/2015
Dividend threshold amount (per share)(4)	$0.101125	$0.101150	$0.101500	$0.101600	$0.110025	$0.110525

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at September 30, 2015 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

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

In connection with the issuance of the Convertible Notes, we incurred $39,678 of fees which are being amortized over the terms of the notes, of which $19,407 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of September 30, 2015.
During the three months ended September 30, 2015 and September 30, 2014, we recorded $18,729 and $18,589, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
Public Notes
On May 1, 2012, we issued $100,000 aggregate principal amount of unsecured notes that were scheduled to mature on November 15, 2022 (the “2022 Notes”). The 2022 Notes bore interest at a rate of 6.95% per year, payable quarterly on February 15, May 15, August 15 and November 15 of each year, beginning August 15, 2012. Total proceeds from the issuance of the 2022 Notes, net of underwriting discounts and offering costs, were $97,000. On May 15, 2015, we redeemed $100,000 aggregate principal amount of the 2022 Notes at par. In connection with this transaction, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on the extinguishment of the 2022 Notes in the year ended June 30, 2015 was $2,600.
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
In connection with the issuance of the 2023 Notes and the 5.00% 2019 Notes, we incurred $8,036 of fees which are being amortized over the term of the notes, of which $6,254 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of September 30, 2015.
During the three months ended September 30, 2015 and September 30, 2014, we recorded $7,821 and $9,458, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the three months ended September 30, 2015, we issued $48,134 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $47,381. These notes were issued with stated interest rates ranging from 4.625% to 5.25% with a weighted average interest rate of 5.06%. These notes mature between July 15, 2020 and March 15, 2022. The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2015.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$17,784	4.63%–4.75%	4.741%	July 15, 2020 – September 15, 2020
6.5	30,350	5.10%–5.25%	5.24%	January 15, 2022 – March 15, 2022
	$48,134

During the three months ended September 30, 2014, we did not issue any Prospect Capital InterNotes®. During the three months ended September 30, 2014, we repaid 1,365 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus.

During the three months ended September 30, 2015, we repaid $628 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2015 was $15. The following table summarizes the Prospect Capital InterNotes® outstanding as of September 30, 2015.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,109	4.00%	4.00%	April 15, 2017
4	45,690	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	225,472	4.25%–5.00%	4.90%	July 15, 2018 – September 15, 2020
5.20	4,440	4.63%	4.63%	August 15, 2020 – September 15, 2020
5.3	2,686	4.63%	4.63%	September 15, 2020
5.4	5,000	4.75%	4.75%	August 15, 2019
5.5	110,184	4.25%–5.00%	4.65%	February 15, 2019 – November 15, 2020
6	2,197	3.38%	3.38%	April 15, 2021 – May 15, 2021
7	36,062	5.10%–5.50%	5.24%	February 15, 2020 – March 15, 2022
7	191,524	4.00%–5.85%	5.13%	September 15, 2019 – June 15, 2022
7.5	1,996	5.75%	5.75%	February 15, 2021
10	36,836	3.29%–7.00%	6.12%	March 15, 2022 – May 15, 2024
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,365	5.00%–6.00%	5.14%	May 15, 2028 – November 15, 2028
18	22,689	4.13%–6.25%	5.52%	December 15, 2030 – August 15, 2031
20	4,530	5.75%–6.00%	5.89%	November 15, 2032 – October 15, 2033
25	36,182	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	120,298	5.50%–6.75%	6.23%	November 15, 2042 – October 15, 2043
	$874,948

The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2015.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,109	4.00%	4.00%	April 15, 2017
4	45,690	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	207,719	4.25%–5.00%	4.92%	July 15, 2018 – May 15, 2019
5.25	7,126	4.63%–4.625%	4.63%	August 15, 2020 – September 15, 2020
5.5	115,184	4.25%–5.00%	4.65%	February 15, 2019 – November 15, 2020
6.0	2,197	3.38%–3.375%	3.38%	April 15, 2021 – May 15, 2021
6.5	5,712	5.10%–5.50%	5.23%	February 15, 2020 – December 15, 2021
7.0	191,549	4.00%–5.85%	5.13%	September 15, 2019 – June 15, 2022
7.5	1,996	5.75%	5.75%	February 15, 2021
10	36,925	3.29%–7.00%	6.11%	March 15, 2022 – May 15, 2024
12.0	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,385	5.00%–6.00%	5.14%	May 15, 2028 – November 15, 2028
18	22,729	4.13%–6.25%	5.52%	December 15, 2030 – August 15, 2031
20	4,530	5.75%–6.00%	5.89%	November 15, 2032 – October 15, 2033
25	36,320	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	120,583	5.50%–6.75%	6.23%	November 15, 2042 – October 15, 2043
	$827,442
In connection with the issuance of Prospect Capital InterNotes®, we incurred $21,054 of fees which are being amortized over the term of the notes, of which $16,507 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of September 30, 2015.
During the three months ended September 30, 2015 and September 30, 2014, we recorded $11,706 and $10,856, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Net Asset Value
During the three months ended September 30, 2015, we repurchased 4,358,750 shares of our common stock pursuant to our Repurchase Program for $31,530, or approximately $7.23 weighted average price per share at an approximately 30% discount to net asset value. Our net asset value per share was increased by approximately $0.04 as a result of the share repurchases. During the three months ended September 30, 2015, we issued 490,473 shares of our common stock in connection with the dividend reinvestment plan. The following table shows the calculation of net asset value per share as of September 30, 2015 and June 30, 2015.

	September 30, 2015	June 30, 2015
Net assets	$3,614,021	$3,703,049
Shares of common stock issued and outstanding	355,222,482	359,090,759
Net asset value per share	$10.17	$10.31
Results of Operations
Net increase in net assets resulting from operations for the three months ended September 30, 2015 and September 30, 2014 was $27,817 and $84,108. During the three months ended September 30, 2015, the $56,291 decrease is primarily due to a $53,055 decrease in net realized and unrealized gains and losses on investments when comparing results for the quarters ended September 30, 2015 and September 30, 2014. (See “Net Realized Losses” and “Net Change in Unrealized Appreciation (Depreciation)” for further discussion.)
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
Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $200,251 and $202,021 for the three months ended September 30, 2015 and September 30, 2014, respectively. The increases are primarily the result of a larger income producing portfolio. The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended September 30,
	2015	2014
Interest income	$191,303	$184,140
Dividend income	3,215	2,225
Other income	5,733	15,656
Total investment income	$200,251	$202,021

Average debt principal of performing investments	$6,385,514	$6,005,104
Weighted average interest rate earned on performing debt and equity investments	11.98%	12.27%
Average interest income producing assets increased from to $6,005,104 for the three months ended September 30, 2014 to $6,385,514 for the three months ended September 30, 2015. The average interest earned on interest bearing performing assets decreased from 12.27% for the three months ended September 30, 2014 to 11.98% for the three months ended September 30, 2015. The decrease is primarily due to a decrease in interest income from our investment in CP Energy offset by originations in higher yielding investments.
Investment income is also generated from dividends and other income. Dividend income increased from $2,225 for the three months ended September 30, 2014 to $3,215 for the three months ended September 30, 2015. The increase in dividend income is primarily attributed to a $2,782 dividend received from our investment in CCPI. No such dividends were received from CCPI during the three months ended September 30, 2014. We received a $357 dividend related to our investment in Nationwide during the three months ended September 30, 2015. The increase in dividend income was partially offset by a decrease in the level of dividends received from our investments in Biotronic and Nationwide during the three months ended September 30, 2015. We received dividends of $1,430 and $671 received from our investments in Biotronic and Nationwide, respectively, during the three months ended September 30, 2014. The dividends received from Biotronic and Nationwide include distributions as part of follow-on financings in August and September 2014. No such dividends were received from Biotronic during the three months ended September 30, 2015.

Other income has come primarily from structuring fees, royalty interests, and settlement of net profits interests. Income from other sources decreased from $15,656 for the three months ended September 30, 2014 to $5,733 for the three months ended September 30, 2015. The decrease is primarily due to a $10,562 decrease in structuring fees. In November 2014, we elected to suspend our equity raising activities. The curtailment of capital raising activities reduced our origination activity. These fees are primarily generated from originations and will fluctuate as levels of originations and types of originations fluctuate. During the three months ended September 30, 2015 and September 30, 2014, we recognized structuring fees of $3,596 and $14,158, respectively, from new originations, restructurings, and follow-on investments. The $3,596 of structuring fees recognized during the three months ended September 30, 2015 resulted from follow-on investments and new originations, primarily from our investments in Crosman, Intelius, NPRC and System One, as discussed above. Included within the $14,158 of structuring fees recognized during the three months ended September 30, 2014 is a $3,000 fee from Airmall related to the sale of the operating company for which a fee was received in August 2014. The remaining $11,158 of structuring fees recognized during the three months ended September 30, 2014 resulted from follow-on investments in existing portfolio companies and new originations, primarily from our investments in Pacific World, Trinity and UPRC.
Operating Expenses
Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate the Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions. Operating expenses were $109,009 and $107,558 for the three months ended September 30, 2015 and September 30, 2014, respectively.
The net base management fee was $32,954 and $33,165 for the three months ended September 30, 2015 and September 30, 2014, respectively ($0.09 and $0.10 per weighted average share, respectively). Total gross base management fee was $33,416 and $33,165 for the three months ended September 30, 2015. The $251 increase in total gross base management fee is directly related a an increase in average total assets. The Investment Adviser has entered into a servicing agreement with certain institutions, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. During the three months ended September 30, 2015, we received payments of $462 from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement resulting in net total base management fee of $32,954 for the three months ended September 30, 2015. We were given a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser during the three months ended September 30, 2015. No such payments were received during the three months ended September 30, 2014.
For the three months ended September 30, 2015 and September 30, 2014, we incurred $22,810 and $23,616 of income incentive fees, respectively ($0.06 and $0.07 per weighted average share, respectively). Income incentive fees remained stable year-over-year on a dollars basis, but the per share decrease was driven by a corresponding decrease in pre-incentive fee net investment income from $0.34 per weighted average share for the three months ended September 30, 2014 to $0.32 per weighted average share for the three months ended September 30, 2015, primarily due to decreases in other income per share. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended September 30, 2015 and September 30, 2014, we incurred $41,957 and $42,914, respectively, of interest expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these periods.

	Three Months Ended September 30,
	2015	2014
Interest on borrowings	$37,316	$37,010
Amortization of deferred financing costs	3,556	3,829
Accretion of discount on Public Notes	49	69
Facility commitment fees	1,041	2,006
Total interest and credit facility expenses	$41,962	$42,914

Average principal debt outstanding	$2,956,726	$2,731,720
Weighted average stated interest rate on borrowings(1)	5.05%	5.42%
Weighted average interest rate on borrowings(2)	5.68%	6.28%
Revolving Credit Facility amount at beginning of period	$885,000	$857,500

(1)	Includes only the stated interest expense.

(2)	Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
Interest expense during the three months ended September 30, 2015 and 2014 is relatively stable due to increase utilization of our Revolving Credit Facility during the three months ended September 30, 2015 and the redemption of our 2022 Notes in May 2015. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 5.42% for the three months ended September 30, 2014 to 5.05% for the three months ended September 30, 2015. This decrease is primarily due to issuances of debt at lower rates and utilization of our Revolving Credit Facility.
The allocation of overhead expense from Prospect Administration was $4,907 and $3,471 for the three months ended September 30, 2015 and September 30, 2014, respectively. During the three months ended September 30, 2015 and September 30, 2014, we also incurred $600 managerial assistance due to Prospect Administration related to our consolidated entity First Tower Delaware, respectively, and $379 of overhead expense related to our consolidated entity SB Forging during the three months ended September 30, 2015, further increasing our overhead. Prospect Administration received estimated payments of $1,708 and $1,055 directly from our portfolio companies for legal, tax and portfolio level accounting services during the three months ended September 30, 2015 and 2014, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration, resulting in net overhead expense of $4,178 and $3,016 during the three months ended September 30, 2015 and 2014, respectively. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. As our portfolio continues to grow, we expect Prospect Administration to continue to increase the size of its administrative and financial staff.
During the three months ended September 30, 2014 , we amended our excise tax returns resulting in the $4,200 reversal of previously recognized expense and we recorded a $2,200 prepaid asset for the amount our $4,500 excise tax payment exceeded the excise tax liability estimated through June 30, 2014. During the three months ended September 30, 2015, we determined that our accrued excise tax liability of $305 from June 30, 2015 was sufficient through September 30, 2015 and no additional excise tax expense was accrued.
Total operating expenses, net of investment advisory fees, interest and credit facility expenses, allocation of overhead from Prospect Administration and excise tax (“Other Operating Expenses”) were $7,110 and $4,847 for the three months ended September 30, 2015 and September 30, 2014, respectively. The increase of $2,263 during the three months ended September 30, 2015 is primarily due to an increase in our audit and tax related fees due to the growing size and complexity of our portfolio.
Net Investment Income
Net investment income represents the difference between investment income and operating expenses. Net investment income was $91,242 and $94,463 for the three months ended September 30, 2015 and September 30, 2014, respectively. The $3,221 decrase during the three months ended September 30, 2015, is primarily the result of a $9,923 decrease in other income offset by a $7,163 increase in interest income. (Refer to "Investment Income" above for further discussion.)

Net Realized Losses
During the three months ended September 30, 2015 and September 30, 2014, we recognized net realized losses on investments of $2,135 and $22,911, respectively. The net realized loss during the three months ended September 30, 2015 was primarily due to our small business whole loans. The net realized loss during the three months ended September 30, 2014 was primarily due to the sale of our investments in Airmall, Borga and BXC for which we recognized total realized losses of $23,011, as discussed above. During the three months ended September 30, 2014, we determined that our investment in Appalachian Energy LLC ("AEH") was impaired and recorded a realized loss of $2,042 for the amount that the amortized cost exceeded the fair value. These losses were partially offset by net realized gains from the proceeds collected on warrants redeemed from Snacks Parent Corporation, litigation settlements and the release of escrowed amounts due to us from several portfolio companies for which we recognized total realized gains of of $2,142.
During the three months ended September 30, 2015, we redeemed $539 aggregate principal amount of Prospect Capital InterNotes® (including amounts repaid in accordance with the Survivor’s Option). As a result of these transactions, we recognized net realized losses on debt extinguishment of $15 during the three months ended September 30, 2015. We did not recognize any gains or losses on debt extinguishment during the three months ended September 30, 2014.
Net Change in Unrealized (Depreciation) Appreciation
Net change in unrealized (depreciation) appreciation was ($61,275) and $12,556 for the three months ended September 30, 2015 and September 30, 2014, respectively. The variability in results is primarily due to the valuation of equity positions in our controlled company portfolio susceptible to significant changes in value, both increases as well as decreases, due to operating results. For the three months ended September 30, 2015, the ($61,275) net change in unrealized depreciation was driven primarily by our investments in Echelon, Harbortouch, NPRC, R-V and our CLO equity investments, as discussed above. For the three months ended September 30, 2014, the $12,556 net change in unrealized appreciation was driven by the sale of our investments in Airmall, Borga and BXC for which we eliminated the unrealized depreciation balances related to these investments. We also experienced significant write-ups in our investments in Ajax, Harbortouch, MITY and NPRC for the three months ended September 30, 2014. These instances of unrealized appreciation were partially offset by unrealized depreciation related to APRC, Echelon, Gulf Coast and Valley Electric.

Financial Condition, Liquidity and Capital Resources
For the three months ended September 30, 2015 and September 30, 2014, our operating activities provided $244,354 and $97,411 of cash, respectively. There were no investing activities for the three months ended September 30, 2015 and September 30, 2014. Financing activities used $(284,408) and provided $256,470 of cash during the three months ended September 30, 2015 and September 30, 2014, respectively, which included dividend payments of $85,755 and $109,951, respectively.
Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.
Our primary sources of funds have historically been issuances of debt and equity. More recently, we have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the three months ended September 30, 2015, we borrowed $200,000 and made repayments totaling $412,000 under our Revolving Credit Facility. As of September 30, 2015, we had $156,700 outstanding on our Revolving Credit Facility, $1,239,500 outstanding on the Convertible Notes, Public Notes with a carrying value of $548,143, and $874,948 outstanding on the Prospect Capital InterNotes®. (See “Capitalization” above.)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 2.00%. As of September 30, 2015 and June 30, 2015, we had $84,184 and $88,288, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. Our undrawn committed revolvers and delayed draw term loans are fair valued with zero value as of September 30, 2015 and June 30, 2015, respectively.
Our shareholders’ equity accounts as of September 30, 2015 and June 30, 2015 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify shareholders of our intention to purchase our common stock. Our last notice was delivered on June 16, 2015. This notice lasts for six months after notice is given. During the three months ended September 30, 2015, we repurchased 4,358,750 shares of our common stock pursuant to the Repurchase Program. Our net asset value per share was increased by approximately $0.04 as a result of the share repurchases.
On November 4, 2014, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $4,774,492 of additional debt and equity securities in the public market as of September 30, 2015. See Recent Developments for updates to our Registration Statement subsequent to September 30, 2015.
Off-Balance Sheet Arrangements
As of September 30, 2015, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
Recent Developments
On October 2, 2015, we provided $17,500 of first lien senior secured debt to Easy Gardener Products, Inc., a designer, marketer, and manufacturer of branded lawn and garden products.
On October 9, 2015, BAART Programs, Inc. repaid the $42,866 loans receivable to us.
On October 16, 2015, we made a $37,000 second lien secured debt investment in Universal Fiber Systems, LLC, a manufacturer of custom and specialty fiber products used in high performance applications.
During the period from October 1, 2015 through November 4, 2015, we made four follow-on investments in NPRC totaling $31,400 to support the online consumer lending initiative. We invested $4,710 of equity through NPH and $26,690 of debt directly to ACL Loan Holdings, Inc., a wholly-owned subsidiary of NPRC. Additionally, during the period from October 1, 2015 through November 4, 2015, we received partial repayments of $40,460 of the loans previously outstanding and $7,140 as a return of capital on the equity investment in NPRC.

During the period from October 1, 2015 through November 4, 2015, our wholly-owned subsidiary PSBL purchased $3,131 of small business whole loans from OnDeck.
During the period from October 1, 2015 through November 4, 2015, we issued $11,730 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $11,559.

During the period from October 1, 2015 through October 21, 2015, we repurchased 200,000 shares of our common stock at an average price of $7.46 per share, including commissions. No additional repurchases were made after October 21, 2015.
On November 2, 2015, we provided $50,000 of first lien senior secured debt to Coverall North America, Inc., a leading franchiser of commercial cleaning businesses. As part of the transaction, we received repayment of the $49,600 loan outstanding.

On November 3, 2015, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $5,000,000 of additional debt and equity securities in the public market.

On November 4, 2015, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.08333 per share for November 2015 to holders of record on November 30, 2015 with a payment date of December 24, 2015;

•	$0.08333 per share for December 2015 to holders of record on December 31, 2015 with a payment date of January 21, 2016; and

•	$0.08333 per share for January 2016 to holders of record on January 29, 2016 with a payment date of February 18, 2016.
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
Our undrawn committed revolvers and delayed draw term loans are fair valued with zero value. See Note 3 for further discussion.

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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current. As of September 30, 2015, approximately 1.4% of our total assets are in non-accrual status.
Interest income from investments in the “equity” class of security of CLO funds (typically preferred shares, income notes or subordinated notes) and “equity” class of security of securitized trust is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financial Assets. We monitor the expected cash inflows from our CLO and securitized equity investments, including the expected residual payments, and the effective yield is determined and updated periodically.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. For the calendar year ended December 31, 2014, we incurred an excise tax expense of $461 because our annual taxable income exceeded our distributions. As of September 30, 2015, we had a payable of $305 for excise taxes as our expected excise tax liability exceeded our excise tax payments through September 30, 2015. This amount is included within accrued expenses on the Consolidated Statement of Assets and Liabilities as of June 30, 2015.

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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2014 and September 30, 2015 and for the years then ended, we did not have a liability for any tax benefits. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for our federal tax years ending August 31, 2012 and thereafter remain subject to examination by the Internal Revenue Service.
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
We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the year ended September 30, 2015, we did not engage in hedging activities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2015, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such of these matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any such litigation as of September 30, 2015.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2015, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
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
Item 6. Exhibits, Financial Statement Schedules
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
4.1
Three Hundred Sixty-Third Supplemental Indenture dated as of July 2, 2015, to the Indenture dated as of February 16, 2012, by and between the Registrant and U.S. Bank National Association, as Successor Trustee pursuant to the Agreement of Resignation, Appointment and Acceptance dated as of March 12, 2012, by and among the Registrant, American Stock Transfer & Trust Company, LLC, as Retiring Trustee, and U.S. Bank National Association, as Successor Trustee (the “U.S. Bank Indenture”) and Form of 4.625% Prospect Capital InterNote® due 2020(3)

4.2	Three Hundred Sixty-Fourth Supplemental Indenture dated as of July 2, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2021(3)
4.3	Three Hundred Sixty-Fifth Supplemental Indenture dated as of July 9, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(4)
4.4	Three Hundred Sixty-Sixth Supplemental Indenture dated as of July 9, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(4)
4.5	Three Hundred Sixty-Seventh Supplemental Indenture dated as of July 16, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(5)
4.6	Three Hundred Sixty-Eighth Supplemental Indenture dated as of July 16, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(5)
4.7	Three Hundred Sixty-Ninth Supplemental Indenture dated as of July 23, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(6)

Exhibit No.
4.8	Three Hundred Seventieth Supplemental Indenture dated as of July 23, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(6)
4.9	Three Hundred Seventy-First Supplemental Indenture dated as of July 30, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(7)
4.10	Three Hundred Seventy-Second Supplemental Indenture dated as of July 30, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(7)
4.11	Three Hundred Seventy-Third Supplemental Indenture dated as of August 6, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(8)
4.12	Three Hundred Seventy-Fourth Supplemental Indenture dated as of August 6, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(8)
4.13	Three Hundred Seventy-Fifth Supplemental Indenture dated as of August 13, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(9)
4.14	Three Hundred Seventy-Sixth Supplemental Indenture dated as of August 13, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(9)
4.15	Three Hundred Seventy-Fifth Supplemental Indenture dated as of August 20, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(10)
4.16	Three Hundred Seventy-Sixth Supplemental Indenture dated as of August 20, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(10)
4.17	Three Hundred Seventy-Ninth Supplemental Indenture dated as of August 27, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(11)
4.18	Three Hundred Eightieth Supplemental Indenture dated as of August 27, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(11)
4.19	Three Hundred Eighty-One Supplemental Indenture dated as of September 11, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(12)
4.20	Three Hundred Eighty-Second Supplemental Indenture dated as of September 11, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(12)
4.21	Three Hundred Eighty-Third Supplemental Indenture dated as of September 17, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(13)
4.22	Three Hundred Eighty-Fourth Supplemental Indenture dated as of September 17, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(13)
4.23	Three Hundred Eighty-Fifth Supplemental Indenture dated as of September 24, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(14)
4.24	Three Hundred Eighty-Sixth Supplemental Indenture dated as of September 24, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(14)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on August 26, 2011.
(3)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 2, 2015.
(4)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on July 9, 2015.
(5)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on July 16, 2015.
(6)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on July 23, 2015.

(7)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on July 30, 2015.
(8)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on August 6, 2015.
(9)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on August 13, 2015.
(10)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on August 20, 2015.
(11)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 27, 2015.
(12)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on September 16, 2015.
(13)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on September 17, 2015.
(14)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on September 24, 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2015.

PROSPECT CAPITAL CORPORATION

By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN F. BARRY III	/s/ ANDREW C. COOPER
John F. Barry III	Andrew C. Cooper
Chairman of the Board, Chief Executive Officer and Director	Director
November 4, 2015	November 4, 2015

/s/ BRIAN H. OSWALD	/s/ WILLIAM J. GREMP
Brian H. Oswald	William J. Gremp
Chief Financial Officer	Director
November 4, 2015	November 4, 2015

/s/ M. GRIER ELIASEK	/s/ EUGENE S. STARK
M. Grier Eliasek	Eugene S. Stark
President, Chief Operating Officer and Director	Director
November 4, 2015	November 4, 2015