Form 10-Q
period 2015-12-31
PROSPECT CAPITAL CORP
filed 2016-02-09
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015 OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at February 9, 2016
$0.001 par value	355,711,135

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

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	December 31, 2015	June 30, 2015
	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $2,006,363 and $1,894,644, respectively)	$2,008,634	$1,974,202
Affiliate investments (amortized cost of $2,228 and $45,150, respectively)	3,368	45,945
Non-control/non-affiliate investments (amortized cost of $4,372,819 and $4,619,582, respectively)	4,167,668	4,589,411
Total investments at fair value (amortized cost of $6,381,410 and $6,559,376, respectively)	6,179,670	6,609,558
Cash and cash equivalents	78,354	110,026
Receivables for:
Interest, net	15,120	20,408
Other	2,473	2,885
Prepaid expenses	765	757
Deferred financing costs	53,990	54,420
Total Assets	6,330,372	6,798,054

Liabilities
Revolving Credit Facility (Notes 4 and 8)	58,000	368,700
Convertible Notes (Notes 5 and 8)	1,089,500	1,239,500
Public Notes (Notes 6 and 8)	708,191	548,094
Prospect Capital InterNotes® (Notes 7 and 8)	894,125	827,442
Commitments and Contingencies (Note 3)	—	—
Due to broker	—	26,778
Interest payable	40,807	39,659
Dividends payable	29,616	29,923
Due to Prospect Administration (Note 13)	7,848	4,238
Due to Prospect Capital Management (Note 13)	57,182	2,550
Accrued expenses	5,167	3,408
Other liabilities	8,509	4,713
Total Liabilities	2,898,945	3,095,005
Net Assets	$3,431,427	$3,703,049

Components of Net Assets
Common stock, par value $0.001 per share (1,000,000,000 common shares authorized; 355,411,712 and 359,090,759 issued and outstanding, respectively) (Note 9)	$355	$359
Paid-in capital in excess of par (Note 9)	3,955,406	3,975,672
Accumulated overdistributed net investment income	(4,449)	(21,077)
Accumulated net realized loss on investments and extinguishment of debt	(318,145)	(302,087)
Net unrealized (depreciation) appreciation on investments	(201,740)	50,182
Net Assets	$3,431,427	$3,703,049

Net Asset Value Per Share (Note 16)	$9.65	$10.31

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Investment Income
Interest income:
Control investments	$51,429	$50,684	$103,373	$95,812
Affiliate investments	11	1,004	896	1,841
Non-control/non-affiliate investments	88,161	97,331	181,869	196,109
Structured credit securities	46,902	39,795	91,668	79,192
Total interest income	186,503	188,814	377,806	372,954
Dividend income:
Control investments	13,545	2,651	16,758	3,410
Affiliate investments	—	(651)	—	778
Non-control/non-affiliate investments	1	—	3	22
Money market funds	—	11	—	26
Total dividend income	13,546	2,011	16,761	4,236
Other income:
Control investments	3,270	3,069	5,679	8,732
Affiliate investments	—	—	—	226
Non-control/non-affiliate investments	5,872	4,989	9,196	14,756
Total other income (Note 10)	9,142	8,058	14,875	23,714
Total Investment Income	209,191	198,883	409,442	400,904
Operating Expenses
Investment advisory fees:
Base management fee (Note 13)	31,781	34,034	64,735	67,199
Income incentive fee (Note 13)	25,224	22,831	48,034	46,447
Total investment advisory fees	57,005	56,865	112,769	113,646
Interest and credit facility expenses	42,205	42,244	84,162	85,158
Legal fees	737	395	2,152	1,558
Valuation services	400	459	863	909
Audit, compliance and tax related fees	1,192	924	3,069	1,591
Allocation of overhead from Prospect Administration (Note 13)	2,000	3,014	6,178	5,430
Insurance expense	213	121	439	252
Directors’ fees	94	94	188	188
Excise tax	1,300	1,775	1,300	1,775
Other general and administrative expenses	3,152	1,667	6,187	4,609
Total Operating Expenses	108,298	107,558	217,307	215,116
Net Investment Income	100,893	91,325	192,135	185,788

Net realized losses on investments	(5,318)	(133,102)	(7,453)	(156,013)
Net change in unrealized (depreciation) appreciation on investments	(190,647)	127,747	(251,922)	140,303
Net realized and unrealized losses on investments	(195,965)	(5,355)	(259,375)	(15,710)
Net realized losses on extinguishment of debt	(48)	—	(63)	—
Net (Decrease) Increase in Net Assets Resulting from Operations	$(95,120)	$85,970	$(67,303)	$170,078
Net (decrease) increase in net assets resulting from operations per share	$(0.27)	$0.24	$(0.19)	$0.49
Dividends declared per share	$(0.25)	$(0.33)	$(0.50)	$(0.66)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)
(Unaudited)

	Six Months Ended December 31,
	2015	2014
Operations
Net investment income	$192,135	$185,788
Net realized losses on investments	(7,453)	(156,013)
Net change in unrealized (depreciation) appreciation on investments	(251,922)	140,303
Net realized losses on extinguishment of debt	(63)	—
Net (Decrease) Increase in Net Assets Resulting from Operations	(67,303)	170,078

Distributions to Shareholders
Distribution from net investment income	(177,942)	(232,449)
Distribution of return of capital	—	—
Net Decrease in Net Assets Resulting from Distributions to Shareholders	(177,942)	(232,449)

Common Stock Transactions
Issuance of common stock, net of underwriting costs	—	146,085
Less: Offering costs from issuance of common stock	118	(488)
Repurchase of common stock under stock repurchase program	(34,140)	—
Value of shares issued through reinvestment of dividends	7,645	7,669
Net (Decrease) Increase in Net Assets Resulting from Common Stock Transactions	(26,377)	153,266

Total (Decrease) Increase in Net Assets	(271,622)	90,895
Net assets at beginning of period	3,703,049	3,618,182
Net Assets at End of Period	$3,431,427	$3,709,077

Common Stock Activity
Shares sold	—	14,845,556
Shares repurchased under stock repurchase program	(4,708,750)	—
Shares issued through reinvestment of dividends	1,029,703	777,928
Net shares (repurchased) issued due to common stock activity	(3,679,047)	15,623,484
Shares issued and outstanding at beginning of period	359,090,759	342,626,637
Shares Issued and Outstanding at End of Period	355,411,712	358,250,121

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Six Months Ended December 31,
	2015	2014
Operating Activities
Net (decrease) increase in net assets resulting from operations	$(67,303)	$170,078
Net realized losses on extinguishment of debt	63	—
Net realized losses on investments	7,453	156,013
Net change in unrealized depreciation (appreciation) on investments	251,922	(140,303)
Amortization of discounts and premiums, net	40,627	37,332
Accretion of discount on Public Notes (Note 6)	98	117
Amortization of deferred financing costs	6,916	6,688
Payment-in-kind interest	(4,140)	(10,287)
Structuring fees	(6,906)	(15,081)
Change in operating assets and liabilities:
Payments for purchases of investments	(1,118,889)	(1,384,542)
Proceeds from sale of investments and collection of investment principal	1,259,821	1,086,884
Decrease in interest receivable, net	5,288	2,303
Decrease (increase) in other receivables	412	(165)
(Increase) decrease in prepaid expenses	(8)	1,899
Decrease in due to broker	(26,778)	—
Increase in interest payable	1,148	3,316
Increase in due to Prospect Administration	3,610	1,810
Increase in due to Prospect Capital Management	54,632	56,933
Increase (decrease) in accrued expenses	1,759	(329)
Increase (decrease) in other liabilities	3,796	(720)
Net Cash Provided by (Used in) Operating Activities	413,521	(28,054)
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	536,000	839,000
Principal payments under Revolving Credit Facility (Note 4)	(846,700)	(753,300)
Issuance of Public Notes (Note 6)	160,000	—
Redemption of Convertible Notes (Note 5)	(150,000)	—
Issuances of Prospect Capital InterNotes® (Note 7)	69,289	21,789
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(2,606)	(22,142)
Financing costs paid and deferred	(6,549)	(7,633)
Cost of shares repurchased under stock repurchase program	(34,140)	—
Proceeds from issuance of common stock, net of underwriting costs	—	146,085
Offering costs from issuance of common stock	118	(488)
Dividends paid	(170,605)	(223,001)
Net Cash (Used in) Provided by Financing Activities	(445,193)	310

Total Decrease in Cash and Cash Equivalents	(31,672)	(27,744)
Cash and cash equivalents at beginning of period	110,026	134,225
Cash and Cash Equivalents at End of Period	$78,354	$106,481

Supplemental Disclosures
Cash paid for interest	$75,735	$75,037
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$7,645	$7,669

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
(in thousands, except share data)

			December 31, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

American Property REIT Corp.(32)	Various / Real Estate	Senior Secured Term Loan (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)(6)(20)	$69,635	$69,635	$69,635	2.0%
		Common Stock (307,846 shares)		24,383	34,319	1.0%
		Net Operating Income Interest (5% of Net Operating Income)		—	7,360	0.2%
				94,018	111,314	3.2%
Arctic Energy Services, LLC(30)	Wyoming / Oil & Gas Services	Class D Units (32,915 units)		31,640	33,882	1.0%
		Class E Units (21,080 units)		20,230	18,942	0.6%
		Class A Units (700 units)		9,006	—	—%
		Class C Units (10 units)		—	—	—%
				60,876	52,824	1.6%
CCPI Inc.(33)	Ohio / Manufacturing	Senior Secured Term Loan A (10.00%, due 12/31/2017)(3)	12,538	12,538	12,538	0.4%
		Senior Secured Term Loan B (12.00% plus 7.00% PIK, due 12/31/2017)(6)	9,158	9,158	9,158	0.3%
		Common Stock (14,857 shares)		6,636	19,294	0.6%
				28,332	40,990	1.3%
CP Energy Services Inc.(38)	Oklahoma / Oil & Gas Services	Series B Convertible Preferred Stock (1,043 shares)		98,273	75,501	2.2%
		Common Stock (2,924 shares)		15,227	—	—%
				113,500	75,501	2.2%
Credit Central Loan Company, LLC(34)	South Carolina / Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2019)(6)(22)	36,333	36,333	36,333	1.1%
		Class A Shares (7,500,000 shares)(22)		11,633	13,938	0.4%
		Net Revenues Interest (25% of Net Revenues)(22)		—	3,920	0.1%
				47,966	54,191	1.6%
Echelon Aviation LLC	New York / Aerospace & Defense	Senior Secured Term Loan (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(4)(6)(20)	40,808	40,808	40,808	1.2%
		Membership Interest (99%)		19,907	25,480	0.7%
				60,715	66,288	1.9%
Edmentum Ultimate Holdings, LLC(47)	Minnesota / Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00%, due 6/9/2020)(19)(25)		—	—	—%
		Unsecured Senior PIK Note (8.50% PIK, due 6/9/2020)(6)	6,077	6,077	6,077	0.2%
		Unsecured Junior PIK Note (10.00% PIK, due 6/9/2020)(6)	27,430	20,931	21,192	0.6%
		Class A Common Units (370,964.14 units)		6,577	8,400	0.2%
				33,585	35,669	1.0%
First Tower Finance Company LLC(29)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 12.00% PIK, due 6/24/2019)(6)(22)	255,249	255,249	255,249	7.4%
		Class A Shares (86,711,624.89 shares)(22)		70,476	102,822	3.0%
				325,725	358,071	10.4%
Freedom Marine Solutions, LLC(8)	Louisiana / Oil & Gas Services	Membership Interest (100%)		39,811	25,560	0.7%
				39,811	25,560	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

Gulf Coast Machine & Supply Company	Texas / Manufacturing	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), in non-accrual status effective 1/1/2015, due 10/12/2017)(4)(20)	$34,407	$31,924	$9,403	0.3%
		Series A Convertible Preferred Stock (99,900 shares)		25,950	—	—%
				57,874	9,403	0.3%
Harbortouch Payments, LLC(43)	Pennsylvania / Business Services	Senior Secured Term Loan A (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor), due 9/30/2017)(3)(4)(20)	128,586	128,586	128,586	3.7%
		Senior Secured Term Loan B (5.50% (LIBOR + 4.00% with 1.50% LIBOR floor) plus 5.50% PIK, due 3/31/2018)(4)(6)(20)	144,878	144,878	144,878	4.2%
		Senior Secured Term Loan C (13.00% (LIBOR + 9.00% with 4.00% LIBOR floor), due 9/29/2018)(4)(20)	20,688	20,688	20,688	0.6%
		Class C Shares (535 shares)		8,702	49,635	1.4%
				302,854	343,787	9.9%
MITY, Inc.(17)	Utah / Durable Consumer Products	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 3/19/2019)(3)(4)(20)	18,250	18,250	18,250	0.5%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 3/19/2019)(4)(6)(20)	16,442	16,442	16,442	0.5%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due on demand)(22)	7,200	7,200	5,316	0.2%
		Common Stock (42,053 shares)		6,849	13,966	0.4%
				48,741	53,974	1.6%
National Property REIT Corp.(40)	Various / Real Estate	Senior Secured Term Loan A (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)(6)(20)	171,413	171,413	171,413	5.0%
		Senior Secured Term Loan E (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(4)(6)(20)	137,539	137,539	137,539	4.0%
		Senior Secured Term Loan C to ACL Loan Holdings, Inc. (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(4)(6)(20)(22)	131,950	131,950	131,950	3.8%
		Common Stock (770,432 shares)		119,394	105,554	3.1%
		Net Operating Income Interest (5% of Net Operating Income)		—	21,419	0.6%
				560,296	567,875	16.5%
Nationwide Loan Company LLC(36)	Illinois / Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)(6)(22)	16,696	16,696	16,696	0.5%
		Class A Shares (30,192,535 shares)(22)		14,794	16,016	0.5%
				31,490	32,712	1.0%
NMMB, Inc.(24)	New York / Media	Senior Secured Note (14.00%, due 5/6/2016)	3,714	3,714	3,714	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2016)	7,000	7,000	7,000	0.2%
		Series A Preferred Stock (7,200 shares)		7,200	2,781	0.1%
		Series B Preferred Stock (5,669 shares)		5,669	—	—%
				23,583	13,495	0.4%
R-V Industries, Inc.	Pennsylvania / Manufacturing	Senior Subordinated Note (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/12/2018)(3)(4)(20)	29,237	29,237	29,237	0.9%
		Common Stock (545,107 shares)		5,087	4,309	0.1%
		Warrant (to purchase 200,000 shares of Common Stock, expires 6/30/2017)		1,682	1,581	—%
				36,006	35,127	1.0%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

United Property REIT Corp.(41)	Various / Real Estate	Senior Term Loan (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)(6)(20)	$67,252	$67,252	$67,252	2.0%
		Common Stock (75,382 shares)		13,854	14,452	0.4%
		Net Operating Income Interest (5% of Net Operating Income)		—	10,698	0.3%
				81,106	92,402	2.7%
Valley Electric Company, Inc.(35)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2017)(3)(4)(6)(20)	10,430	10,430	10,430	0.3%
		Senior Secured Note (10.00% plus 8.50% PIK, due 12/31/2018)(6)	23,251	23,251	23,251	0.7%
		Common Stock (50,000 shares)		26,204	4,897	0.1%
				59,885	38,578	1.1%
Wolf Energy, LLC(37)	Kansas / Oil & Gas Production	Senior Secured Promissory Note secured by assets formerly owned by H&M (18.00%, in non-accrual status effective 4/15/2013, due 4/15/2018)	35,050	—	854	—%
		Membership Interest (100%)		—	—	—%
		Net Profits Interest (8% of Equity Distributions)(7)		—	19	—%
				—	873	—%
Total Control Investments				$2,006,363	$2,008,634	58.5%

Affiliate Investments (5.00% to 24.99% voting control)(50)

BNN Holdings Corp.	Michigan / Healthcare	Series A Preferred Stock (9,925.455 shares)(13)	$2,228	$2,771	0.1%
		Series B Preferred Stock (1,753.636 shares)(13)	—	597	—%
			2,228	3,368	0.1%
Total Affiliate Investments			$2,228	$3,368	0.1%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

AFI Shareholder, LLC (f/k/a Aircraft Fasteners International, LLC)	California / Machinery	Class A Units (32,500 units)	$—	$361	$549	—%
				361	549	—%
Airmall Inc.(27)	Pennsylvania / Property Management	Escrow Receivable(27)	—	5,880	3,970	0.1%
				5,880	3,970	0.1%
Ajax Rolled Ring & Machine, LLC(42)	South Carolina / Manufacturing	Escrow Receivable(42)	—	1,264	2,259	0.1%
				1,264	2,259	0.1%
ALG USA Holdings, LLC	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 2/28/2020)(4)(16)(20)	11,771	11,611	11,771	0.3%
				11,611	11,771	0.3%
American Gilsonite Company	Utah / Metal Services & Minerals	Membership Interest (99.9999%)(15)	—	—	—	—%
				—	—	—%
Apidos CLO IX	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.17%)(11)(12)(22)	23,525	20,400	20,618	0.6%
				20,400	20,618	0.6%
Apidos CLO XI	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.58%)(11)(12)(22)	38,340	30,547	27,324	0.8%
				30,547	27,324	0.8%
Apidos CLO XII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.83%)(11)(12)(22)	44,063	36,216	32,126	0.9%
				36,216	32,126	0.9%
Apidos CLO XV	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.86%)(11)(12)(22)	36,515	32,554	26,304	0.8%
				32,554	26,304	0.8%
Apidos CLO XXII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.02%)(11)(12)(22)(48)	31,350	27,440	24,338	0.7%
				27,440	24,338	0.7%
Arctic Glacier U.S.A., Inc.	Minnesota / Food Products	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 11/10/2019)(3)(4)(20)	150,000	150,000	146,373	4.3%
				150,000	146,373	4.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Ark-La-Tex Wireline Services, LLC	Louisiana / Oil & Gas Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 4/8/2019)(3)(4)(21)	$21,463	$21,463	$15,468	0.5%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/8/2019)(3)(4)(21)	23,391	23,391	10,044	0.3%
				44,854	25,512	0.8%
Armor Holding II LLC	New York / Diversified Financial Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(4)(16)(20)	7,000	6,897	6,869	0.2%
				6,897	6,869	0.2%
Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Healthcare	Revolving Line of Credit – $4,000 Commitment (13.00% (LIBOR + 11.00% with 2.00% LIBOR floor), due 8/21/2016)(4)(20)(25)	2,350	2,350	2,350	0.1%
		Senior Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 2/21/2018)(3)(4)(20)	38,364	38,364	38,136	1.1%
				40,714	40,486	1.2%
Babson CLO Ltd. 2014-III	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.90%)(11)(12)(22)(48)	52,250	45,695	41,377	1.2%
				45,695	41,377	1.2%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan A (7.00% (LIBOR + 5.75% with 1.25% LIBOR floor), due 6/03/2021)(3)(4)(21)	122,212	122,212	122,212	3.6%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.25% with 1.25% LIBOR floor), due 6/03/2021)(4)(21)	122,458	122,458	122,458	3.6%
				244,670	244,670	7.2%
Brookside Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.64%)(11)(12)(22)	26,000	20,620	20,596	0.6%
				20,620	20,596	0.6%
Caleel + Hayden, LLC	Colorado / Personal & Nondurable Consumer Products	Membership Interest(31)		—	266	—%
				—	266	—%
Capstone Logistics Acquisition, Inc.	Georgia / Business Services	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(4)(16)(21)	102,500	101,928	98,743	2.9%
				101,928	98,743	2.9%
Cent CLO 17 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.10%)(11)(12)(22)	24,870	19,561	18,240	0.5%
				19,561	18,240	0.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Cent CLO 20 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.98%)(11)(12)(22)	$40,275	$34,219	$28,675	0.8%
				34,219	28,675	0.8%
Cent CLO 21 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.91%)(11)(12)(22)(48)	48,528	40,592	36,245	1.1%
				40,592	36,245	1.1%
CIFC Funding 2011-I, Ltd.	Cayman Islands / Structured Finance	Class D Senior Secured Notes (5.32% (LIBOR + 5.00%, due 1/19/2023)(4)(9)(22)(20)	19,000	15,797	17,703	0.5%
		Class E Subordinated Notes (7.32% (LIBOR + 7.00%, due 1/19/2023)(4)(9)(22)(20)	15,400	13,142	13,897	0.4%
				28,939	31,600	0.9%
CIFC Funding 2013-III, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.94%)(11)(12)(22)	44,100	33,696	29,800	0.9%
				33,696	29,800	0.9%
CIFC Funding 2013-IV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.72%)(11)(12)(22)	45,500	34,608	33,242	1.0%
				34,608	33,242	1.0%
CIFC Funding 2014-IV Investor, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 14.37%)(11)(12)(22)(48)	41,500	33,081	30,264	0.9%
				33,081	30,264	0.9%
Cinedigm DC Holdings, LLC	New York / Software & Computer Services	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(4)(6)(20)	66,965	66,915	66,965	2.0%
				66,915	66,965	2.0%
Coverall North America, Inc.	Florida / Commercial Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(4)	24,750	24,750	24,750	0.7%
		Senior Secured Term Loan B(12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(4)	25,000	25,000	25,000	0.7%
				49,750	49,750	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Crosman Corporation	New York / Manufacturing	Senior Secured Term Loan A (9.13% (LIBOR + 8.70% with 0.39% LIBOR floor) plus 4.00% PIK, due 8/5/2020)(3)(4)(6)(21)	$53,235	$53,235	$53,235	1.6%
		Senior Secured Term Loan B (16.13% (LIBOR + 15.70% with 0.39% LIBOR floor) plus 4.00% PIK, due 8/5/2020)(4)(6)(21)	40,560	40,560	38,910	1.1%
				93,795	92,145	2.7%
Easy Gardener Products, Inc.	Texas / Durable Consumer Products	Senior Secured Term Loan (10.61% (LIBOR + 10.00% with 0.25% LIBOR floor), due 09/30/2020)(3)	17,456	17,456	17,456	0.5%
				17,456	17,456	0.5%
Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)(16)	15,700	15,573	14,813	0.4%
				15,573	14,813	0.4%
Fleetwash, Inc.	New Jersey / Business Services	Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/30/2019)(3)(4)(20)	24,446	24,446	23,816	0.7%
		Delayed Draw Term Loan – $15,000 Commitment (expires 4/30/2019)(25)		—	—	—%
				24,446	23,816	0.7%
Focus Brands, Inc.	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)(4)(16)(21)	18,000	17,848	18,000	0.5%
				17,848	18,000	0.5%
Galaxy XV CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.04%)(11)(12)(22)	39,275	29,703	28,831	0.8%
				29,703	28,831	0.8%
Galaxy XVI CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.86%)(11)(12)(22)	24,575	19,763	17,885	0.5%
				19,763	17,885	0.5%
Galaxy XVII CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.11%)(11)(12)(22)(48)	39,905	32,104	28,571	0.8%
				32,104	28,571	0.8%
Global Employment Solutions, Inc.	Colorado / Business Services	Senior Secured Term Loan (10.25% (LIBOR + 9.25% with 1.00% LIBOR floor), due 6/26/2020)(3)(4)(21)	49,442	49,442	49,442	1.4%
				49,442	49,442	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2012-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 22.90%)(11)(12)(22)	$23,188	$19,097	$21,150	0.6%
				19,097	21,150	0.6%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 22.59%)(11)(12)(22)	40,400	33,466	34,394	1.0%
				33,466	34,394	1.0%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.63%)(11)(12)(22)	24,500	19,723	18,826	0.5%
				19,723	18,826	0.5%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.49%)(11)(12)(22)(48)	41,164	32,877	31,761	0.9%
				32,877	31,761	0.9%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.54%)(11)(12)(22)(48)	39,598	38,786	37,099	1.1%
				38,786	37,099	1.1%
HarbourView CLO VII, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.63%)(11)(12)(22)(48)	19,025	14,542	13,129	0.4%
				14,542	13,129	0.4%
Harley Marine Services, Inc.	Washington / Transportation	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 12/20/2019)(3)(4)(16)(20)	9,000	8,869	8,869	0.3%
				8,869	8,869	0.3%
Hollander Sleep Products, LLC	Florida / Durable Consumer Products	Senior Secured Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 10/21/2020)(3)(4)(20)	22,331	22,331	21,897	0.6%
				22,331	21,897	0.6%
ICON Health & Fitness, Inc.	Utah / Durable Consumer Products	Senior Secured Note (11.875%, due 10/15/2016)(16)	10,100	10,096	9,271	0.3%
				10,096	9,271	0.3%
ICV-CSI Holdings, LLC	New York / Transportation	Membership Units (1.6 units)	—	1,639	2,219	0.1%
				1,639	2,219	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Instant Web, LLC	Minnesota / Media	Senior Secured Term Loan A (5.50% (LIBOR + 4.50% with 1.00% LIBOR floor), due 3/28/2019)(4)(20)	$115,933	$115,933	$115,085	3.4%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/28/2019)(3)(4)(20)	150,100	150,100	150,100	4.4%
		Senior Secured Term Loan C (12.75% (LIBOR + 11.75% with 1.00% LIBOR floor), due 3/28/2019)(4)(20)	27,000	27,000	27,000	0.8%
		Delayed Draw Term Loan – $16,000 Commitment (expires 5/29/2016)(25)		—	—	—%
				293,033	292,185	8.6%
InterDent, Inc.	California / Healthcare	Senior Secured Term Loan A (6.25% (LIBOR + 5.50% with 0.75% LIBOR floor), due 8/3/2017)(4)(21)	79,979	79,979	79,979	2.3%
		Senior Secured Term Loan B (11.25% (LIBOR + 10.50% with 0.75% LIBOR floor), due 8/3/2017)(3)(4)(21)	131,125	131,125	131,125	3.8%
				211,104	211,104	6.1%
JAC Holding Corporation	Michigan / Transportation	Senior Secured Note (11.50%, due 10/1/2019)(16)	3,000	3,000	2,990	0.1%
				3,000	2,990	0.1%
Jefferson Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.24%)(11)(12)(22)(48)	19,500	17,027	13,682	0.4%
				17,027	13,682	0.4%
JHH Holdings, Inc.	Texas / Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor) plus 0.50% PIK, due 3/30/2019)(3)(4)(6)(20)	35,402	35,402	35,402	1.0%
				35,402	35,402	1.0%
LaserShip, Inc.	Virginia / Transportation	Senior Secured Term Loan A (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor) plus 2.00% PIK, due 3/18/2019)(3)(4)(6)(21)	34,688	34,688	26,196	0.8%
		Senior Secured Term Loan B (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor) plus 2.00% PIK, due 3/18/2019)(3)(4)(6)(21)	21,277	21,277	16,067	0.5%
				55,965	42,263	1.3%
LCM XIV Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 17.22%)(11)(12)(22)	30,500	24,013	23,257	0.7%
				24,013	23,257	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Madison Park Funding IX, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.80%)(11)(12)(22)	$31,110	$23,043	$23,580	0.7%
				23,043	23,580	0.7%
Matrixx Initiatives, Inc.	New Jersey / Pharmaceuticals	Senior Secured Term Loan A (7.50% (LIBOR + 6.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(4)(20)	33,014	33,014	32,995	1.0%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(4)(20)	40,562	40,562	40,562	1.2%
				73,576	73,557	2.2%
Maverick Healthcare Equity, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)	—	1,252	2,036	0.1%
		Class A Common Units (1,250,000 units)	—	—	416	—%
				1,252	2,452	0.1%
Mountain View CLO 2013-I Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 19.19%)(11)(12)(22)	43,650	35,469	35,326	1.0%
				35,469	35,326	1.0%
Mountain View CLO IX Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.95%)(11)(12)(22)(48)	47,830	46,175	42,110	1.2%
				46,175	42,110	1.2%
Nathan's Famous, Inc.	New York / Food Products	Senior Secured Notes (10.00%, due 3/15/2020)(16)	3,000	3,000	3,000	0.1%
				3,000	3,000	0.1%
NCP Finance Limited Partnership(23)	Ohio / Consumer Finance	Subordinated Secured Term Loan (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(4)(16)(21)(22)(23)	16,252	16,040	16,252	0.5%
				16,040	16,252	0.5%
New Century Transportation, Inc.	New Jersey / Transportation	Senior Subordinated Term Loan (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 4/1/2014, due 2/3/2018)(4)(6)(21)	187	187	—	—%
				187	—	—%
Nixon, Inc.	California / Durable Consumer Products	Senior Secured Term Loan (9.50% plus 2.50% PIK, due 4/16/2018)(3)(6)(16)	14,085	13,939	12,410	0.4%
				13,939	12,410	0.4%
Octagon Investment Partners XV, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 19.58%)(11)(12)(22)	32,921	27,092	26,460	0.8%
				27,092	26,460	0.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Octagon Investment Partners XVIII, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 21.53%)(11)(12)(22)(48)	$28,200	$21,084	$21,386	0.6%
				21,084	21,386	0.6%
Onyx Payments(44)	Texas / Diversified Financial Services	Revolving Line of Credit – $5,000 Commitment (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 9/10/2016)(4)(20)(25)	1,000	1,000	1,000	—%
		Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 9/10/2019)(3)(4)(20)	50,606	50,606	50,604	1.5%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor), due 9/10/2019)(4)(20)	59,389	59,389	58,593	1.7%
				110,995	110,197	3.2%
Pacific World Corporation	California / Personal & Nondurable Consumer Products	Revolving Line of Credit – $15,000 Commitment (8.00% (LIBOR + 7.00% with 1.00% LIBOR floor), due 9/26/2020)(4)(21)(25)	2,500	2,500	2,500	0.1%
		Senior Secured Term Loan A (6.00% (LIBOR + 5.00% with 1.00% LIBOR floor), due 9/26/2020)(4)(21)	98,750	98,750	92,563	2.7%
		Senior Secured Term Loan B (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/26/2020)(3)(4)(21)	98,750	98,750	78,208	2.3%
				200,000	173,271	5.1%
Pelican Products, Inc.	California / Durable Consumer Products	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/9/2021)(4)(16)(20)	17,500	17,485	16,800	0.5%
				17,485	16,800	0.5%
PeopleConnect Intermediate, LLC (f/k/a Intelius, Inc.)	Washington / Software & Computer Services	Revolving Line of Credit – $1,500 Commitment (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 7/1/2016)(4)(20)(25)	—	—	—	—%
		Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(4)(20)	21,321	21,321	21,234	0.6%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(4)(20)	21,410	21,410	21,260	0.6%
				42,731	42,494	1.2%
PGX Holdings, Inc.(28)	Utah / Consumer Services	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(4)(21)(28)	135,000	135,000	135,000	3.9%
				135,000	135,000	3.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Photonis Technologies SAS	France / Aerospace & Defense	First Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(4)(16)(20)(22)	$10,282	$10,085	$10,085	0.3%
				10,085	10,085	0.3%
Pinnacle (US) Acquisition Co. Limited	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(4)(16)(20)	7,037	6,903	6,505	0.2%
				6,903	6,505	0.2%
PlayPower, Inc.	North Carolina / Durable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 6/23/2022)(3)(4)(16)(20)	11,000	10,843	10,885	0.3%
				10,843	10,885	0.3%
Prime Security Services Borrower, LLC	Illinois / Consumer Services	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 7/1/2022)(4)(16)(20)	10,000	9,859	9,859	0.3%
				9,859	9,859	0.3%
PrimeSport, Inc.	Georgia / Hotels, Restaurants & Leisure	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(4)(20)	53,955	53,955	53,925	1.6%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(4)(20)	74,500	74,500	74,500	2.2%
				128,455	128,425	3.8%
Prince Mineral Holding Corp.	New York / Metal Services & Minerals	Senior Secured Term Loan (11.50%, due 12/15/2019)(16)	10,000	9,925	7,725	0.2%
				9,925	7,725	0.2%
Rocket Software, Inc.	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)(3)(4)(16)(20)	20,000	19,826	20,000	0.6%
				19,826	20,000	0.6%
Royal Holdings, Inc.	Indiana / Chemicals	Second Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 6/19/2023)(4)(16)(20)	5,000	4,965	4,672	0.1%
				4,965	4,672	0.1%
SCS Merger Sub, Inc. (Sirius)	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/30/2023)(3)(4)(16)(21)	20,000	19,419	19,419	0.6%
				19,419	19,419	0.6%
Security Alarm Financing Enterprises, L.P.(45)	California / Consumer Services	Subordinated Unsecured Notes (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 12/19/2020)(4)(21)	25,000	25,000	24,718	0.7%
				25,000	24,718	0.7%
SESAC Holdco II LLC	Tennessee / Media	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 4/22/2021)(3)(4)(16)(20)	10,000	9,865	9,665	0.3%
				9,865	9,665	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

SITEL Worldwide Corporation	Tennessee / Business Services	Second Lien Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 9/18/2022)(4)(16)(20)	$16,000	$15,692	$15,692	0.5%
				15,692	15,692	0.5%
Small Business Whole Loan Portfolio(19)	New York / Online Lending	1,375 small business loans purchased from On Deck Capital, Inc.(26)	31,807	31,807	31,431	0.9%
		Subordinated Notes (Residual Interest, current yield -4.01%) in MarketPlace Loan Trust, Series 2015-OD2(22)		1,064	1,288	—%
				32,871	32,719	0.9%
Spartan Energy Services, Inc.	Louisiana / Oil & Gas Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 12/28/2017)(3)(4)(21)	13,245	13,245	11,401	0.3%
		Senior Secured Term Loan B (11.00% (LIBOR + 10.00% with 1.00% LIBOR floor), due 12/28/2017)(3)(4)(21)	13,757	13,757	11,249	0.3%
				27,002	22,650	0.6%
Speedy Group Holdings Corp.	Canada / Consumer Finance	Senior Unsecured Notes (12.00%, due 11/15/2017)(16)(19)(22)	15,000	15,000	9,067	0.3%
				15,000	9,067	0.3%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Overriding Royalty Interests(18)	—	—	—	—%
				—	—	—%
Sudbury Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.28%)(11)(12)(22)	28,200	21,605	19,601	0.6%
				21,605	19,601	0.6%
Symphony CLO IX Ltd.	Cayman Islands / Structured Finance	Preference Shares (Residual Interest, current yield 16.50%)(11)(12)(22)	45,500	33,587	31,970	0.9%
				33,587	31,970	0.9%
Symphony CLO XIV Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.24%)(11)(12)(22)(48)	49,250	41,284	36,281	1.1%
				41,284	36,281	1.1%
Symphony CLO XV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.46%)(11)(12)(22)	50,250	45,302	38,901	1.1%
				45,302	38,901	1.1%
System One Holdings, LLC	Pennsylvania / Business Services	Senior Secured Term Loan (11.25% (LIBOR + 10.50% with 0.75% LIBOR floor), due 11/17/2020)(3)(4)(21)	110,046	110,046	110,046	3.2%
				110,046	110,046	3.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Targus Group International, Inc.	California / Durable Consumer Products	First Lien Term Loan (11.75% (PRIME + 8.50%) plus 1.00% PIK and 2.00% default interest, in non-accrual status effective 12/31/15, due 5/24/2016)(4)(6)(16)	$21,596	$21,460	$10,280	0.3%
				21,460	10,280	0.3%
TouchTunes Interactive Networks, Inc.	New York / Media	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(4)(16)(20)	5,000	4,930	4,930	0.1%
				4,930	4,930	0.1%
Traeger Pellet Grills LLC	Oregon / Durable Consumer Products	Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(4)(20)	35,081	35,081	34,691	1.0%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(4)(20)	36,694	36,694	36,436	1.1%
				71,775	71,127	2.1%
Transaction Network Services, Inc.	Virginia / Telecommunication Services	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/14/2020)(4)(16)(20)	4,595	4,574	4,478	0.1%
				4,574	4,478	0.1%
Trinity Services Group, Inc.(14)	Florida / Food Products	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 8/13/2019)(4)(14)(20)	9,726	9,726	9,726	0.3%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 8/13/2019)(3)(4)(14)(20)	100,000	100,000	100,000	2.9%
				109,726	109,726	3.2%
United Sporting Companies, Inc.(5)	South Carolina / Durable Consumer Products	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018)(3)(4)(5)(21)	158,238	158,238	141,385	4.1%
				158,238	141,385	4.1%
United States Environmental Services, LLC	Texas / Commercial Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 3/31/2019)(3)(4)(20)	22,950	22,950	20,990	0.6%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor), due 3/31/2019)(3)(4)(20)	36,000	36,000	31,940	0.9%
				58,950	52,930	1.5%
Universal Fiber Systems, LLC(5)	Virginia / Textiles, Apparel & Luxury Goods	Second Lien Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/02/2022)(3)(4)(16)(21)	37,000	36,287	36,287	1.1%
				36,287	36,287	1.1%
USG Intermediate, LLC	Texas / Durable Consumer Products	Revolving Line of Credit – $5,000 Commitment (10.75% (LIBOR + 9.75% with 1.00% LIBOR floor), due 4/15/2016)(4)(21)(25)	1,000	1,000	1,000	—%
		Senior Secured Term Loan A (8.25% (LIBOR + 7.25% with 1.00% LIBOR floor), due 4/15/2020)(3)(4)(21)	20,498	20,498	20,498	0.6%
		Senior Secured Term Loan B (13.25% (LIBOR + 12.25% with 1.00% LIBOR floor), due 4/15/2020)(3)(4)(21)	21,411	21,411	21,411	0.6%
		Equity	—	1	—	—%
				42,910	42,909	1.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Venio LLC	Pennsylvania / Business Services	Second Lien Term Loan (12.00% (LIBOR + 9.50% with 2.50% LIBOR floor) plus 2.00% default interest, in non-accrual status effective 12/31/15, due 2/19/2020)(3)(4)(20)	$17,000	$17,000	$12,725	0.4%
				17,000	12,725	0.4%
Voya CLO 2012-2, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 17.34%)(11)(12)(22)	38,070	28,929	28,465	0.8%
				28,929	28,465	0.8%
Voya CLO 2012-3, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 16.90%)(11)(12)(22)	46,632	35,732	33,757	1.0%
				35,732	33,757	1.0%
Voya CLO 2012-4, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 16.67%)(11)(12)(22)	40,613	31,502	30,668	0.9%
				31,502	30,668	0.9%
Voya CLO 2014-1, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.90%)(11)(12)(22)(48)	32,383	27,246	25,687	0.7%
				27,246	25,687	0.7%
Washington Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.23%)(11)(12)(22)(48)	22,600	19,327	17,231	0.5%
				19,327	17,231	0.5%
Water Pik, Inc.	Colorado / Personal & Nondurable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021)(4)(16)(20)	15,439	15,059	15,059	0.4%
				15,059	15,059	0.4%
Wheel Pros, LLC	Colorado / Business Services	Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(4)(20)	12,000	12,000	11,995	0.3%
		Subordinated Secured (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(4)(20)	5,460	5,460	5,460	0.2%
				17,460	17,455	0.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2015 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Wind River Resources Corporation(39)	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal and 16.00% default interest on past due interest, in non-accrual status effective 12/1/2008, past due)(4)(39)	$3,000	$3,000	$—	—%
		Net Profits Interest (5% of Equity Distributions)(7)		—	—	—%
				3,000	—	—%
Total Non-Control/Non-Affiliate Investments (Level 3)				$4,372,819	$4,167,668	121.5%

Total Portfolio Investments				$6,381,410	$6,179,670	180.1%

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

Nationwide Loan Company LLC(36)	Illinois / Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)(6)(22)	$14,820	$14,820	$14,820	0.4%
		Class A Shares (26,974,454.27 shares)(22)		14,795	19,730	0.5%
				29,615	34,550	0.9%
NMMB, Inc.(24)	New York / Media	Senior Secured Note (14.00%, due 5/6/2016)	3,714	3,714	3,714	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2016)	7,000	7,000	7,000	0.2%
		Series A Preferred Stock (7,200 shares)		7,200	1,338	—%
		Series B Preferred Stock (5,669 shares)		5,669	—	—%
				23,583	12,052	0.3%
R-V Industries, Inc.	Pennsylvania / Manufacturing	Senior Subordinated Note (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/12/2018)(3)(4)(20)	29,237	29,237	29,237	0.8%
		Common Stock (545,107 shares)		5,087	8,246	0.2%
		Warrant (to purchase 200,000 shares of Common Stock, expires 6/30/2017)		1,682	3,025	0.1%
				36,006	40,508	1.1%
United Property REIT Corp.(41)	Various / Real Estate	Senior Term Loan (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)(6)(20)	62,768	62,768	62,768	1.7%
		Common Stock (74,449 shares)		12,860	11,216	0.3%
		Net Operating Income Interest (5% of Net Operating Income)		—	10,701	0.3%
				75,628	84,685	2.3%
Valley Electric Company, Inc.(35)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2017)(3)(4)(6)(20)	10,340	10,340	10,340	0.3%
		Senior Secured Note (10.00% plus 8.50% PIK, due 12/31/2018)(6)	22,293	22,293	20,157	0.5%
		Common Stock (50,000 shares)		26,204	—	—%
				58,837	30,497	0.8%
Wolf Energy, LLC(12)	Kansas / Oil & Gas Production	Senior Secured Promissory Note secured by assets formerly owned by H&M (18.00%, in non-accrual status effective 4/15/2013, due 4/15/2018)(37)	32,112	—	—	—%
		Membership Interest (100%)		—	—	—%
		Net Profits Interest (8% of Equity Distributions)(7)		—	22	—%
				—	22	—%
Total Control Investments				$1,894,644	$1,974,202	53.3%

Affiliate Investments (5.00% to 24.99% voting control)(50)

BNN Holdings Corp.	Michigan / Healthcare	Senior Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 8/29/2019)(3)(4)(19)	$21,182	$21,182	$21,182	0.6%
		Senior Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 8/29/2019)(3)(4)(19)	21,740	21,740	21,740	0.6%
		Series A Preferred Stock (9,925.455 shares)(13)		1,780	2,569	—%
		Series B Preferred Stock (1,753.636 shares)(13)		448	454	—%
				45,150	45,945	1.2%
Total Affiliate Investments				$45,150	$45,945	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Aderant North America, Inc.	Georgia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 6/20/2019)(4)(16)(21)	$7,000	$6,928	$7,000	0.2%
				6,928	7,000	0.2%
AFI Shareholder, LLC (f/k/a Aircraft Fasteners International, LLC)	California / Machinery	Class A Units (32,500 units)	—	376	563	—%
				376	563	—%
Airmall Inc.(27)	Pennsylvania / Property Management	Escrow Receivable	—	5,880	3,814	0.1%
				5,880	3,814	0.1%
Ajax Rolled Ring & Machine, LLC(42)	South Carolina / Manufacturing	Escrow Receivable	—	1,264	2,170	0.1%
				1,264	2,170	0.1%
ALG USA Holdings, LLC	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 2/28/2020)(4)(16)(21)	11,771	11,593	11,771	0.3%
				11,593	11,771	0.3%
American Gilsonite Company	Utah / Metal Services & Minerals	Second Lien Term Loan (11.50%, due 9/1/2017)(16)	15,755	15,755	14,287	0.4%
		Membership Interest (99.9999%)(15)	—	—	—	—%
				15,755	14,287	0.4%
Apidos CLO IX	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 22.56%)(11)(22)	23,525	20,644	22,325	0.6%
				20,644	22,325	0.6%
Apidos CLO XI	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.64%)(11)(22)	38,340	31,485	32,108	0.9%
				31,485	32,108	0.9%
Apidos CLO XII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.68%)(11)(22)	44,063	37,751	38,817	1.0%
				37,751	38,817	1.0%
Apidos CLO XV	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.07%)(11)(22)	36,515	33,958	30,911	0.8%
				33,958	30,911	0.8%
Arctic Glacier U.S.A., Inc.	Minnesota / Food Products	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 11/10/2019)(3)(4)(20)	150,000	150,000	149,180	4.0%
				150,000	149,180	4.0%
Ark-La-Tex Wireline Services, LLC	Louisiana / Oil & Gas Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 4/8/2019)(4)(21)	21,743	21,743	20,042	0.5%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/8/2019)(4)(21)	23,697	23,697	21,675	0.6%
				45,440	41,717	1.1%
Armor Holding II LLC	New York / Diversified Financial Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(4)(16)(20)	7,000	6,888	6,480	0.2%
				6,888	6,480	0.2%
Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Healthcare	Revolving Line of Credit – $4,000 Commitment (13.00% (LIBOR + 11.00% with 2.00% LIBOR floor), due 8/21/2016)(4)(20)(25)	2,350	2,350	2,350	0.1%
		Senior Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 2/21/2018)(3)(4)(20)	38,561	38,561	35,189	0.9%
				40,911	37,539	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

BAART Programs, Inc.	California / Healthcare	Revolving Line of Credit – $5,000 Commitment (8.75% (LIBOR + 8.25% with 0.50% LIBOR floor), due 6/30/2018)(20)(25)	$1,000	$1,000	$1,000	—%
		Senior Secured Term Loan A (6.25% (LIBOR + 5.75% with 0.50% LIBOR floor), due 6/30/2020)(4)(20)	21,500	21,500	21,500	0.6%
		Senior Secured Term Loan B (11.25% (LIBOR + 10.75% with 0.50% LIBOR floor), due 6/30/2020)(4)(20)	21,500	21,500	21,500	0.6%
		Delayed Draw Term Loan – $10,500 Commitment (expires 12/31/2015)(25)	—	—	—	—%
				44,000	44,000	1.2%
Babson CLO Ltd. 2014-III	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.25%)(11)(22)(48)	52,250	47,799	47,148	1.3%
				47,799	47,148	1.3%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Notes (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 4/8/2019)(3)(4)(21)(46)	252,200	252,200	252,200	6.8%
				252,200	252,200	6.8%
Brookside Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 19.25%)(11)(22)	26,000	21,432	24,566	0.7%
				21,432	24,566	0.7%
Caleel + Hayden, LLC	Colorado / Personal & Nondurable Consumer Products	Membership Interest(31)	—	—	227	—%
				—	227	—%
Capstone Logistics Acquisition, Inc.	Georgia / Business Services	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(4)(21)	102,500	101,891	101,891	2.8%
				101,891	101,891	2.8%
Cent CLO 17 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.90%)(11)(22)	24,870	20,309	20,922	0.6%
				20,309	20,922	0.6%
Cent CLO 20 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.49%)(11)(22)	40,275	35,724	33,505	0.9%
				35,724	33,505	0.9%
Cent CLO 21 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.42%)(11)(22)(48)	48,528	43,038	41,910	1.1%
				43,038	41,910	1.1%
CIFC Funding 2011-I, Ltd.	Cayman Islands / Structured Finance	Class D Senior Secured Notes (5.28% (LIBOR + 5.00%, due 1/19/2023)(4)(20)(22)	19,000	15,604	18,175	0.5%
		Class E Subordinated Notes (7.28% (LIBOR + 7.00%, due 1/19/2023)(4)(20)(22)	15,400	13,009	14,223	0.4%
				28,613	32,398	0.9%
CIFC Funding 2013-III, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.56%)(11)(22)	44,100	35,412	35,599	1.0%
				35,412	35,599	1.0%
CIFC Funding 2013-IV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.87%)(11)(22)	45,500	36,124	38,265	1.0%
				36,124	38,265	1.0%
CIFC Funding 2014-IV Investor, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 13.83%)(11)(22)(48)	41,500	34,921	36,195	1.0%
				34,921	36,195	1.0%

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Onyx Payments(44)	Texas / Diversified Financial Services	Revolving Line of Credit – $5,000 Commitment (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 9/10/2015)(4)(20)(25)	$2,000	$2,000	$2,000	0.1%
		Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 9/10/2019)(3)(4)(20)	52,050	52,050	52,050	1.4%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor), due 9/10/2019)(4)(20)	59,389	59,389	59,389	1.6%
				113,439	113,439	3.1%
Pacific World Corporation	California / Personal & Nondurable Consumer Products	Revolving Line of Credit – $15,000 Commitment (8.00% (LIBOR + 7.00% with 1.00% LIBOR floor), due 9/26/2020)(4)(21)(25)	6,500	6,500	6,500	0.2%
		Senior Secured Term Loan A (6.00% (LIBOR + 5.00% with 1.00% LIBOR floor), due 9/26/2020)(4)(21)	99,250	99,250	95,400	2.6%
		Senior Secured Term Loan B (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/26/2020)(3)(4)(21)	99,250	99,250	81,772	2.2%
				205,000	183,672	5.0%
Pelican Products, Inc.	California / Durable Consumer Products	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/9/2021)(4)(16)(21)	17,500	17,484	17,500	0.5%
				17,484	17,500	0.5%
PGX Holdings, Inc.(28)	Utah / Consumer Services	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(4)(21)	135,000	135,000	135,000	3.6%
				135,000	135,000	3.6%
Photonis Technologies SAS	France / Aerospace & Defense	First Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(4)(16)(21)(22)	10,369	10,145	9,734	0.3%
				10,145	9,734	0.3%
Pinnacle (US) Acquisition Co. Limited	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(4)(16)(20)	7,037	6,890	6,612	0.2%
				6,890	6,612	0.2%
PlayPower, Inc.	North Carolina / Durable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 6/23/2022)(4)(16)(20)	10,000	9,850	9,850	0.3%
				9,850	9,850	0.3%
Prime Security Services Borrower, LLC	Illinois / Consumer Services	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 7/1/2022)(4)(16)(21)	10,000	9,850	9,850	0.3%
				9,850	9,850	0.3%
PrimeSport, Inc.	Georgia / Hotels, Restaurants & Leisure	Revolving Line of Credit – $15,000 Commitment (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 7/31/2015)(4)(20)(25)	13,800	13,800	13,800	0.4%
		Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(4)(20)	54,227	54,227	54,227	1.4%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(4)	74,500	74,500	74,500	2.0%
				142,527	142,527	3.8%
Prince Mineral Holding Corp.	New York / Metal Services & Minerals	Senior Secured Term Loan (11.50%, due 12/15/2019)(16)	10,000	9,915	9,458	0.3%
				9,915	9,458	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Rocket Software, Inc.	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)(3)(4)(16)(20)	$20,000	$19,801	$20,000	0.5%
				19,801	20,000	0.5%
Royal Holdings, Inc.	Indiana / Chemicals	Second Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 6/19/2023)(4)(16)(21)	5,000	4,963	5,000	0.1%
				4,963	5,000	0.1%
Ryan, LLC	Texas / Business Services	Subordinated Unsecured Notes (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 3.00% PIK, due 6/30/2018)(4)(6)(20)	72,701	72,701	72,701	2.0%
				72,701	72,701	2.0%
Security Alarm Financing Enterprises, L.P.(45)	California / Consumer Services	Subordinated Unsecured Notes (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 12/19/2020)(4)(21)	25,000	25,000	25,000	0.7%
				25,000	25,000	0.7%
SESAC Holdco II LLC	Tennessee / Media	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 4/22/2021)(3)(4)(16)(20)	10,000	9,854	9,925	0.3%
				9,854	9,925	0.3%
Small Business Whole Loan Portfolio(26)	New York / Online Lending	40 small business loans purchased from Direct Capital Corporation	492	492	362	—%
		2,306 small business loans purchased from On Deck Capital, Inc.	50,066	50,066	50,530	1.4%
				50,558	50,892	1.4%
Spartan Energy Services, Inc.	Louisiana / Oil & Gas Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 12/28/2017)(3)(4)(21)	13,422	13,422	12,973	0.3%
		Senior Secured Term Loan B (11.00% (LIBOR + 10.00% with 1.00% LIBOR floor), due 12/28/2017)(3)(4)(21)	13,935	13,935	13,664	0.4%
				27,357	26,637	0.7%
Speedy Group Holdings Corp.	Canada / Consumer Finance	Senior Unsecured Notes (12.00%, due 11/15/2017)(16)(22)	15,000	15,000	15,000	0.4%
				15,000	15,000	0.4%
Stauber Performance Ingredients, Inc.	California / Food Products	Senior Secured Term Loan A (7.50% (LIBOR + 6.50% with 1.00% LIBOR floor), due 11/25/2019)(3)(4)(20)	9,561	9,561	9,561	0.2%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 11/25/2019)(3)(4)(20)	9,799	9,799	9,799	0.3%
				19,360	19,360	0.5%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Overriding Royalty Interests(18)	—	—	—	—%
				—	—	—%
Sudbury Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.92%)(11)(22)	28,200	22,562	24,425	0.7%
				22,562	24,425	0.7%
Symphony CLO IX Ltd.	Cayman Islands / Structured Finance	Preference Shares (Residual Interest, current yield 20.76%)(11)(22)	45,500	34,797	40,034	1.1%
				34,797	40,034	1.1%
Symphony CLO XIV Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.24%)(11)(22)(48)	49,250	44,018	45,641	1.2%
				44,018	45,641	1.2%
Symphony CLO XV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.72%)(11)(22)	50,250	46,994	46,452	1.3%
				46,994	46,452	1.3%

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

USG Intermediate, LLC	Texas / Durable Consumer Products	Revolving Line of Credit – $5,000 Commitment (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 4/15/2016)(4)(21)(25)	$—	$—	$—	—%
		Senior Secured Term Loan A (7.50% (LIBOR + 6.50% with 1.00% LIBOR floor), due 4/15/2020)(3)(4)(21)	21,587	21,587	21,587	0.6%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.50% with 1.00% LIBOR floor), due 4/15/2020)(3)(4)(21)	21,695	21,695	21,695	0.6%
		Equity	—	1	—	—%
				43,283	43,282	1.2%
Venio LLC	Pennsylvania / Business Services	Second Lien Term Loan (12.00% (LIBOR + 9.50% with 2.50% LIBOR floor), due 2/19/2020)(3)(4)(20)	17,000	17,000	16,042	0.4%
				17,000	16,042	0.4%
Voya CLO 2012-2, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 19.32%)(11)(22)	38,070	30,002	32,391	0.9%
				30,002	32,391	0.9%
Voya CLO 2012-3, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 16.87%)(11)(22)	46,632	37,208	38,465	1.0%
				37,208	38,465	1.0%
Voya CLO 2012-4, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 19.40%)(11)(22)	40,613	32,918	34,977	0.9%
				32,918	34,977	0.9%
Voya CLO 2014-1, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.25%)(11)(22)(48)	32,383	28,886	29,170	0.8%
				28,886	29,170	0.8%
Washington Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.28%)(11)(22)(48)	22,600	19,542	20,137	0.5%
				19,542	20,137	0.5%
Water Pik, Inc.	Colorado / Personal & Nondurable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021)(4)(16)(20)	9,147	8,796	9,147	0.2%
				8,796	9,147	0.2%
Wheel Pros, LLC	Colorado / Business Services	Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(4)(20)	12,000	12,000	12,000	0.3%
		Delayed Draw Term Loan – $3,000 Commitment (expires 12/30/2015)(25)	—	—	—	—%
				12,000	12,000	0.3%
Wind River Resources Corporation(39)	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal and 16.00% default interest on past due interest, in non-accrual status effective 12/1/2008, past due)(4)(39)	3,000	3,000	—	—%
		Net Profits Interest (5% of Equity Distributions)(7)		—	—	—%
				3,000	—	—%
Total Non-Control/Non-Affiliate Investments (Level 3)				$4,619,519	$4,589,151	124.0%

Total Level 3 Portfolio Investments				$6,559,313	$6,609,298	178.5%

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2015 (Unaudited) and June 30, 2015 (Continued)

(1)The terms “Prospect,” “we,” “us” and “our” mean Prospect Capital Corporation and its subsidiaries unless the context specifically requires otherwise. The securities in which Prospect has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)
Fair value is determined by or under the direction of our Board of Directors. As of June 30, 2015, one of our portfolio investments, Dover Saddlery, Inc. (“Dover”), was publicly traded and classified as Level 1 within the valuation hierarchy established by ASC 820, Fair Value Measurement (“ASC 820”). On July 1, 2015 we redeemed our investment in Dover and realized a gain of $200. As of June 30, 2015, the fair value of our remaining portfolio investments was determined using significant unobservable inputs. As of December 31, 2015, all of our investments were classified as Level 3. ASC 820 classifies such unobservable inputs used to measure fair value as Level 3 within the valuation hierarchy. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.

(3)
Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of the investments held by PCF at December 31, 2015 and June 30, 2015 were $1,460,033 and $1,511,585, respectively, representing 23.6% and 22.9% of our total investments, respectively.

(4)	Security, or a portion thereof, has a floating interest rate which may be subject to a LIBOR or PRIME floor. The interest rate was in effect at December 31, 2015 and June 30, 2015.

(5)
Ellett Brothers, LLC, Evans Sports, Inc., Jerry’s Sports, Inc., Simmons Gun Specialties, Inc., Bonitz Brothers, Inc., and Outdoor Sports Headquarters, Inc. are joint borrowers on the second lien term loan. United Sporting Companies, Inc. is a parent guarantor of this debt investment.

(6)
The interest rate on these investments contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2015 (Unaudited) and June 30, 2015 (Continued)

The following table provides additional details on these PIK investments, including the maximum PIK interest rate allowed under the existing credit agreements, as of December 31, 2015:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
American Property REIT Corp.	—%	5.50%	5.50%
CCPI Inc.	7.00%	—%	7.00%
Cinedigm DC Holdings, LLC	1.66%	0.84%	2.50%
Credit Central Loan Company	—%	10.00%	10.00%
Crosman Corporation - Senior Secured Term Loan A	4.00%	—%	4.00%
Crosman Corporation - Senior Secured Term Loan B	4.00%	—%	4.00%
Echelon Aviation LLC	—%	2.25%	2.25%
Edmentum Ultimate Holdings, LLC - Senior PIK Note	8.50%	—%	8.5%
Edmentum Ultimate Holdings, LLC - Junior PIK Note	10.00%	—%	10.00%
First Tower Finance Company LLC	—%	12.00%	12.00%
Harbortouch Payments, LLC	N/A	N/A	5.50%	(A)
JHH Holdings, Inc.	0.50%	—%	0.50%
LaserShip , Inc.	N/A	N/A	2.00%	(B)
Mity, Inc.	—%	10.00%	10.00%
National Property REIT Corp. - Senior Secured Term Loan A	—%	5.50%	5.50%
National Property REIT Corp. - Senior Secured Term Loan C	—%	5.00%	5.00%
National Property REIT Corp. - Senior Secured Term Loan E	—%	5.00%	5.00%
Nationwide Loan Company LLC	—%	10.00%	10.00%
Nixon, Inc.	2.50%	—%	2.50%
United Property REIT Corp.	—%	5.50%	5.50%
Valley Electric Co. of Mt. Vernon, Inc.	0.90%	1.60%	2.50%
Valley Electric Company, Inc.	8.50%	—%	8.50%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2015 (Unaudited) and June 30, 2015 (Continued)

The following table provides additional details on these PIK investments, including the maximum PIK interest rate allowed under the existing credit agreements, as of June 30, 2015:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
American Property REIT Corp.	—%	5.50%	5.50%
CCPI Inc.	7.00%	—%	7.00%
Cinedigm DC Holdings, LLC	2.50%	—%	2.50%
CP Energy Services Inc. - Second Lien Term Loan	9.00%	—%	9.00%
CP Energy Services Inc. - Senior Secured Term Loan B	7.50%	—%	7.50%
Credit Central Loan Company, LLC	—%	10.00%	10.00%
Echelon Aviation LLC	N/A	N/A	2.25%	(C)
Edmentum Ultimate Holdings, LLC - Unsecured Junior PIK Note	N/A	N/A	10.00%	(C)
Edmentum Ultimate Holdings, LLC - Unsecured Senior PIK Note	N/A	N/A	8.50%	(C)
First Tower Finance Company LLC	1.64%	10.36%	12.00%
Harbortouch Payments, LLC	5.50%	—%	5.50%	(A)
JHH Holdings, Inc.	0.50%	—%	0.50%
Mity, Inc.	10.00%	—%	10.00%
National Property REIT Corp. - Senior Secured Term Loan A	—%	5.50%	5.50%
National Property REIT Corp. - Senior Secured Term Loan A to ACL Loan Holdings, Inc.	—%	7.50%	7.50%
National Property REIT Corp. - Senior Secured Term Loan B to ACL Loan Holdings, Inc.	—%	4.50%	4.50%
National Property REIT Corp. - Senior Secured Term Loan C	—%	7.50%	7.50%
National Property REIT Corp. - Senior Secured Term Loan D	—%	4.50%	4.50%
Nationwide Loan Company LLC	—%	10.00%	10.00%
Nixon, Inc.	2.75%	—%	2.75%
Ryan, LLC	3.00%	—%	3.00%
Targus Group International, Inc.	1.00%	—%	1.00%
United Property REIT Corp.	—%	5.50%	5.50%
Valley Electric Co. of Mt. Vernon, Inc.	2.50%	—%	2.50%
Valley Electric Company, Inc.	8.50%	—%	8.50%
(A) PIK is capitalized annually; next PIK payment/capitalization date at December 31, 2015 and June 30,2015 is April 1, 2016.
(B) PIK is capitalized monthly; next PIK payment/capitalization date at December 31, 2015 is January 31, 2016.
(C) PIK is capitalized quarterly; next PIK payment date at June 30, 2015 was July 31, 2015.

(7)	In addition to the stated returns, the net profits interest held will be realized upon sale of the borrower or a sale of the interests.

(8)
Energy Solutions Holdings Inc., a consolidated entity in which we own 100% of equity, owns 100% of Freedom Marine Solutions, LLC (“Freedom Marine”), which owns Vessel Company, LLC, Vessel Company II, LLC and Vessel Company III, LLC. We report Freedom Marine as a separate controlled company. On October 30, 2015, we restructured our investment in Freedom Marine Solutions, LLC (“Freedom Marine”). Concurrent with the restructuring, we exchanged our $32,500 senior secured loans for additional membership interest in Freedom Marine.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2015 (Unaudited) and June 30, 2015 (Continued)

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

(17)
MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 94.99% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”), as of December 31, 2015 and June 30, 2015, respectively. MITY owns 100% of each of MITY-Lite, Inc.; Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. MITY Delaware has a subordinated unsecured note issued and outstanding to Broda Canada that is denominated in Canadian Dollars (CAD). As of December 31, 2015 and June 30, 2015, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD.

(18)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(19)
The interest rate on these investments is subject to the base rate of 6-Month LIBOR, which was 0.85% and 0.44% at December 31, 2015 and June 30, 2015, respectively. The current base rate for each investment may be different from the reference rate on June 30, 2015.

(20)
The interest rate on these investments is subject to the base rate of 3-Month LIBOR, which was 0.61% and 0.28% at December 31, 2015 and June 30, 2015, respectively. The current base rate for each investment may be different from the reference rate on December 31, 2015 and June 30, 2015.

(21)
The interest rate on these investments is subject to the base rate of 1-Month LIBOR, which was 0.43% and 0.19% at December 31, 2015 and June 30, 2015, respectively. The current base rate for each investment may be different from the reference rate on December 31, 2015 and June 30, 2015.

(22)
Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2015 and June 30, 2015, our qualifying assets as a percentage of total assets, stood at 73.2% and 75.1%, respectively. We monitor the status of these assets on an ongoing basis.

(23)	NCP Finance Limited Partnership, NCP Finance Ohio, LLC, and certain affiliates thereof are joint borrowers on the subordinated secured term loan.

(24)
NMMB Holdings, a consolidated entity in which we own 100% of the equity, owns 96.33% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of December 31, 2015 and June 30, 2015, respectively. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”), which owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). We report NMMB as a separate controlled company.

(25)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 2.00%. As of December 31, 2015 and June 30, 2015, we had $62,484 and $88,288, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.

(26)	Our wholly-owned subsidiary Prospect Small Business Lending, LLC purchases small business whole loans on a recurring basis from On Deck Capital, Inc., a small business loan originator.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2015 (Unaudited) and June 30, 2015 (Continued)

additional realized loss if it is not received. On October 22, 2014, we received a tax refund of $665 related to our investment in Airmall for which we realized a gain of the same amount.

(28)
As of June 30, 2015, Progrexion Marketing, Inc., Progrexion Teleservices, Inc., Progrexion ASG, Inc., Progrexion IP, Inc., Creditrepair.com, Inc., and eFolks, LLC were joint borrowers on the senior secured term loan. PGX Holdings, Inc. was the parent guarantor of this debt investment. As of December 31, 2015, PGX Holdings, Inc. is the sole borrower on the second lien term loan.

(29)
First Tower Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC, the operating company as of December 31, 2015 and June 30, 2015, respectively. We report First Tower Finance as a separate controlled company.

(30)
Arctic Oilfield Equipment USA, Inc., a consolidated entity in which we own 100% of the common equity, owns 70% of the equity of Arctic Energy Services, LLC (“Arctic Energy”), the operating company. We report Arctic Energy as a separate controlled company. On September 30, 2015, we restructured our investment in Arctic Energy. Concurrent with the restructuring, we exchanged our $31,640 senior secured loan and our $20,230 subordinated loan for Class D and Class E equity in Arctic Energy.

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

(33)
CCPI Holdings Inc., a consolidated entity in which we own 100% of the common stock, owns 93.99% and 94.95% of CCPI Inc. (“CCPI”), the operating company, as of December 31, 2015 and June 30, 2015, respectively. We report CCPI as a separate controlled company.

(34)
Credit Central Holdings of Delaware, LLC, a consolidated entity in which we own 100% of the membership interests, owns 74.93% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC) (“Credit Central”) as of December 31, 2015 and June 30, 2015, Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company.

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

(36)
Nationwide Acceptance Holdings LLC, a consolidated entity in which we own 100% of the membership interests, owns 93.79% of Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC) (“Nationwide”), the operating company, as of December 31, 2015 and June 30, 2015. We report Nationwide as a separate controlled company. On June 1, 2015, Nationwide completed a corporate reorganization. As part of a reorganization, Nationwide Acceptance LLC was renamed Nationwide Loan Company LLC (continues as “Nationwide”) and formed two new wholly-owned subsidiaries: Pelican Loan Company LLC (“Pelican”) and Nationwide Consumer Loans LLC. Nationwide assigned 100% of the equity interests in its other subsidiaries to Pelican which, in turn, assigned these interests to Nationwide Acceptance LLC (“New Nationwide”), the new operating company wholly-owned by Pelican. New Nationwide also assumed the existing senior subordinated term loan due to Prospect.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2015 (Unaudited) and June 30, 2015 (Continued)

(38)
CP Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 82.3% of CP Energy Services Inc. (“CP Energy”) as of December 31, 2015 and June 30, 2015, respectively. As of June 30, 2015, CP Energy owned directly or indirectly 100% of each of CP Well Testing, LLC (“CP Well”); Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. Effective December 31, 2014, CP Energy underwent a corporate reorganization in order to consolidate certain of its wholly-owned subsidiaries. On October 30, 2015, we restructured our investment in CP Energy. Concurrent with the restructuring, we exchanged our $86,965 senior secured loan and $15,924 subordinated loan for Series B Redeemable Preferred Stock in CP Energy.

(39)
Wind River Resources Corporation and Wind River II Corporation are joint borrowers on the senior secured note. The interest rate for this investment is subject to the base rate of 12-Month LIBOR, which was 1.18% and 0.77% at December 31, 2015 and June 30, 2015.

(40)
NPH Property Holdings, LLC, a consolidated entity in which we own 100% of the membership interests, owns 100% of the common equity of National Property REIT Corp. (f/k/a National Property Holdings Corp.) (“NPRC”), a property REIT which holds investments in several real estate properties. Additionally, through its wholly-owned subsidiaries, NPRC invests in online consumer loans. We report NPRC as a separate controlled company. See Note 3 for further discussion of the properties held by NPRC. On March 17, 2015, we entered into a new credit agreement with ACL Loan Holdings, Inc. (“ACLLH”), a wholly-owned subsidiary of NPRC, to form two new tranches of senior secured term loans, Term Loan A and Term Loan B, with the same terms as the then existing NPRC Term Loan A and Term Loan B due to us. That agreement was effective as of June 30, 2014. On June 30, 2014, ACLLH made a non-cash return of capital distribution of $22,390 to NPRC and NPRC transferred and assigned to ACLLH a senior secured Term Loan A due to us. On June 2, 2015, we amended the credit agreement with NPRC to form two new tranches of senior secured term loans, Term Loan C and Term Loan D, with the same terms as the then existing ACLLH Term Loan A and Term Loan B due to us. That amendment was effective as of April 1, 2015. On August 18, 2015, we amended the credit agreement with NPRC to form a new tranche of senior secured term loans, Term Loan E. The amendment was effective as of July 1, 2015, and the outstanding Term Loan C and Term Loan D balances were converted to Term Loan E. On August 12, 2015, we also amended the credit agreement with ACLLH to form a new tranche of senior secured term loans, Term Loan C. The amendment was effective as of July 1, 2015, and the outstanding Term Loan A and Term Loan B balances were converted to Term Loan C.

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

(44)
Pegasus Business Intelligence, LP, Paycom Acquisition, LLC, and Paycom Acquisition Corp. are joint borrowers on the senior secured loan facilities. Paycom Intermediate Holdings, Inc. is the parent guarantor of this debt investment. These entities transact business internationally under the trade name Onyx Payments.

(45)	Security Alarm Financing Enterprises, L.P. and California Security Alarms, Inc. are joint borrowers on the senior subordinated note.

(46)
A portion of the senior secured note is denominated in Canadian Dollars (CAD). As of June 30, 2015, the principal balance of this note was CAD 36,666. In accordance with ASC 830, this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedules of Investments in USD.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2015 (Unaudited) and June 30, 2015 (Continued)

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

(49)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the six months ended December 31, 2015 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at December 31, 2015	Interest income	Dividend income	Other income	Net realized gains (losses)
American Property REIT Corp.	$118,256	$2,826	$(9,000)	$(768)	$111,314	$4,603	$11,016	$474	$—
Arctic Energy Services, LLC	60,364	51,870	(51,870)	(7,540)	52,824	1,123	—	—	—
BXC Company, Inc.	—	—	—	—	—	—	—	—	—
CCPI Inc.	41,352	314	(6,143)	5,467	40,990	1,619	3,195	—	—
CP Energy Services Inc.	91,009	95,454	(98,273)	(12,689)	75,501	(390)	—	—	—
Credit Central Company, LLC	55,172	—	—	(981)	54,191	3,714	—	1,238	—
Echelon Aviation LLC	68,941	—	—	(2,653)	66,288	2,920	—	—	—
Edmentum Ultimate Holdings, LLC	37,216	1,266	(4,896)	2,083	35,669	1,886	—	—	—
First Tower Finance Company LLC	365,950	8,352	(678)	(15,553)	358,071	28,304	—	—	—
Freedom Marine Solutions, LLC	27,090	32,004	(32,004)	(1,530)	25,560	1,112	—	—	—
Gulf Coast Machine & Supply Company	6,918	6,000	(75)	(3,440)	9,403	—	—	—	—
Harbortouch Payments, LLC	376,936	—	(2,604)	(30,545)	343,787	15,516	—	—	—
MITY, Inc.	50,795	140	—	3,039	53,974	2,897	710	—	—
National Property REIT Corp.	471,889	190,154	(79,519)	(14,649)	567,875	29,862	—	3,268	—
Nationwide Loan Company LLC	34,550	1,876	—	(3,714)	32,712	1,516	1,688	—	—
NMMB, Inc.	12,052	—	—	1,443	13,495	767	—	—	—
R-V Industries, Inc.	40,508	—	—	(5,381)	35,127	1,462	149	—	—
SB Forging Company, Inc.	—	—	—	—	—	—	—	—	—
United Property REIT Corp.	84,685	5,477	—	2,240	92,402	3,820	—	699	—
Valley Electric Company, Inc.	30,497	1,048	—	7,033	38,578	2,642	—	—	—
The Healing Staff, Inc.	—	—	—	—	—	—	—	—	(9)
Wolf Energy, LLC	22	—	—	851	873	—	—	—	—
Yatesville Coal Company, LLC	—	—	—	—	—	—	—	—	—
Total	$1,974,202	$396,781	$(285,062)	$(77,287)	$2,008,634	$103,373	$16,758	$5,679	$(9)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2015 (Unaudited) and June 30, 2015 (Continued)

(50)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the six months ended December 31, 2015 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)*	Net unrealized gains (losses)	Fair Value at December 31, 2015	Interest income	Dividend income	Other income	Net realized gains (losses)
BNN Holdings Corp.	$45,945	$—	$(42,923)	$346	$3,368	$896	$—	$—	$—
Total	$45,945	$—	$(42,923)	$346	$3,368	$896	$—	$—	$—

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2015 (Unaudited) and June 30, 2015 (Continued)

(51)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2015 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2014	Gross Additions (Cost)*		Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at June 30, 2015	Interest income	Dividend income	Other income	Net realized gains (losses)
Airmall Inc.	$45,284	$—		$(57,500)	$12,216	$—	$576	$—	$3,000	$(2,808)
American Property REIT Corp.	206,159	(102,543)	***	(32)	14,672	118,256	14,747	—	1,342	—
Appalachian Energy LLC	—	—		(2,050)	2,050	—	—	—	—	(2,050)
Arctic Energy Services, LLC	61,114	—		—	(750)	60,364	6,721	—	—	—
Borga, Inc.	436	—		(3,177)	2,741	—	—	—	—	(2,589)
BXC Company, Inc.	2,115	250		(17,699)	15,333	(1)	—	—	5	(16,949)
CCPI Inc.	32,594	599		(476)	8,635	41,352	3,332	—	525	—
Change Clean Energy Company, LLC	—	—		—	—	—	—	—	—	—
Coalbed, LLC	—	—		—	—	—	—	—	—	—
CP Energy Services Inc.	130,119	2,818		—	(41,927)	91,010	16,420	—	—	—
Credit Central Loan Company, LLC	50,432	300		(2,337)	6,777	55,172	7,375	159	1,220	—
Echelon Aviation LLC	92,628	5,800		(37,713)	8,226	68,941	6,895	—	—	—
Edmentum Ultimate Holdings, LLC	—	59,333		(22,116)	—	37,217	—	—	—	(22,116)
First Tower Finance Company LLC	326,785	332		(1,932)	40,765	365,950	52,900	1,929	—	—
Freedom Marine Solutions, LLC	32,004	—		(485)	(4,429)	27,090	4,461	—	—	—
Gulf Coast Machine & Supply Company	14,459	8,500		—	(16,041)	6,918	1,370	—	—	—
Harbortouch Payments, LLC	291,314	35,374		(8,609)	58,857	376,936	29,834	—	579	—
Manx Energy, Inc.	—	—		(50)	50	—	—	—	—	(50)
MITY, Inc.	49,289	3,032		(2,594)	1,068	50,795	5,783	—	—	(5)
National Property REIT Corp.	124,511	361,481	***	(38,420)	24,317	471,889	30,611	—	1,959	—
Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC)	29,923	2,814		(2,350)	4,163	34,550	3,005	4,425	—	—
NMMB, Inc.	6,297	383		—	5,372	12,052	1,521	—	—	—
R-V Industries, Inc.	57,734	—		(1,175)	(16,052)	40,507	3,018	298	—	—
SB Forging Company, Inc.	25,536	—		(46,550)	21,014	—	956	—	2,000	(23,560)
United Property REIT Corp.	24,566	51,936	***	(448)	8,631	84,685	5,893	—	2,345	—
Valley Electric Company, Inc.	33,556	2,053		(76)	(5,036)	30,497	4,991	—	—	—
Vets Securing America, Inc.****	—	100		(3,931)	3,831	—	—	—	—	(3,246)
Wolf Energy, LLC	3,599	—		(5,991)	2,414	22	—	—	—	(5,818)
Yatesville Coal Company, LLC	—	—		(1,449)	1,449	—	—	—	—	(1,449)
Total	$1,640,454	$432,562		$(257,160)	$158,346	$1,974,202	$200,409	$6,811	$12,975	$(80,640)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2015 (Unaudited) and June 30, 2015 (Continued)

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
Effective July 1, 2014, we began consolidating certain of our wholly-owned and substantially wholly-owned holding companies formed by us in order to facilitate our investment strategy. The following companies have been included in our consolidated financial statements since July 1, 2014: AMU Holdings Inc.; APH Property Holdings, LLC; Arctic Oilfield Equipment USA, Inc.; CCPI Holdings Inc.; CP Holdings of Delaware LLC; Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC; Harbortouch Holdings of Delaware Inc.; MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc.; NPH Property Holdings, LLC; STI Holding, Inc.; UPH Property Holdings, LLC; Valley Electric Holdings I, Inc.; Valley Electric Holdings II, Inc.; and Wolf Energy Holdings Inc. On October 10, 2014, concurrent with the sale of the operating company, our ownership increased to 100% of the outstanding equity of ARRM Services, Inc. (“ARRM”) which was renamed SB Forging Company, Inc. (“SB Forging”). As such, we began consolidating SB Forging on October 11, 2014. We collectively refer to these entities as the “Consolidated Holding Companies.”
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
Investment Transactions
Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Amounts for investments recognized or derecognized but not yet settled are reported in due to broker or as a receivable for investments sold, respectively, in the consolidated statements of assets and liabilities.
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

Our non-CLO investments are valued utilizing a yield analysis, enterprise value (“EV”) analysis, net asset value analysis, liquidation analysis, discounted cash flow analysis, or a combination of methods, as appropriate. The yield analysis uses loan spreads for loans, dividend yields for certain investments and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the EV analysis, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market multiples approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions and/or a discounted cash flow analysis. The net asset value analysis is used to derive a value of an underlying investment (such as real estate property) by dividing a relevant earnings stream by an appropriate capitalization rate. For this purpose, we consider capitalization rates for similar properties as may be obtained from guideline public companies and/or relevant transactions. The liquidation analysis is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow analysis uses valuation techniques to convert future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts.
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
Our undrawn committed revolvers and delayed draw term notes are fair valued at zero as of December 31, 2015 and June 30, 2015, respectively. See Note 3 for further discussion.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current. As of December 31, 2015, approximately 0.5% of our total assets are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. We accrued $1,300 for our estimated excise tax obligation during the three and six months ended December 31, 2015, respectively, because our estimated annual taxable income exceeded our distributions. Similarly, we accrued $1,775 for our estimated excise tax obligation during the three and six months ended December 31, 2014, respectively, because our estimated annual taxable income exceeded our distributions.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 31, 2015 and for the three and six months then ended, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for our federal tax years ended August 31, 2013 and thereafter remain subject to examination by the Internal Revenue Service.
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

We may record registration expenses related to shelf filings as prepaid assets. These expenses consist principally of SEC registration fees, legal fees and accounting fees incurred. These prepaid assets are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of December 31, 2015 and June 30, 2015, there are no prepaid assets related to registration expenses and all amounts incurred have been expensed.
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
Recent Accounting Pronouncements
In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The new guidance will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance must be applied on a retrospective basis to all prior periods presented in the financial statements. The adoption of the amended guidance in ASU 2015-03 is expected to decrease total liabilities and total assets, but have no other significant effect on our consolidated financial statements and disclosures.
In January 2016, the FASB issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. One such amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. That presentation addresses financial statement users’ feedback that presenting the total change in fair value of a liability in net income reduced the decision usefulness of an entity’s net income when it had a deterioration in its credit worthiness. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The new guidance must be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of ASU 2016-01. The adoption of the amended guidance in ASU 2016-01 is not expected to have a significant effect on our consolidated financial statements and disclosures.
Note 3. Portfolio Investments
At December 31, 2015, we had investments in 130 long-term portfolio investments, which had an amortized cost of $6,381,410 and a fair value of $6,179,670. At June 30, 2015, we had investments in 131 long-term portfolio investments, which had an amortized cost of $6,559,376 and a fair value of $6,609,558.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, totaled $1,129,935 and $1,409,910 during the six months ended December 31, 2015 and December 31, 2014, respectively. Debt repayments and proceeds from sales of equity securities of approximately $1,259,821 and $1,086,884 were received during the six months ended December 31, 2015 and December 31, 2014, respectively.
The following table shows the composition of our investment portfolio as of December 31, 2015 and June 30, 2015.

	December 31, 2015		June 30, 2015
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$6,850	$6,850	$30,546	$30,546
Senior Secured Debt	3,319,324	3,202,536	3,617,111	3,533,447
Subordinated Secured Debt	1,189,702	1,160,610	1,234,701	1,205,303
Subordinated Unsecured Debt	74,208	66,370	145,644	144,271
Small Business Loans	32,871	32,719	50,558	50,892
CLO Debt	28,939	31,600	28,613	32,398
CLO Residual Interest	1,127,707	1,049,157	1,072,734	1,113,023
Equity	601,809	629,828	379,469	499,678
Total Investments	$6,381,410	$6,179,670	$6,559,376	$6,609,558
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

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of December 31, 2015.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$6,850	$6,850
Senior Secured Debt	—	—	3,202,536	3,202,536
Subordinated Secured Debt	—	—	1,160,610	1,160,610
Subordinated Unsecured Debt	—	—	66,370	66,370
Small Business Loans	—	—	32,719	32,719
CLO Debt	—	—	31,600	31,600
CLO Residual Interest	—	—	1,049,157	1,049,157
Equity	—	—	629,828	629,828
Total Investments	$—	$—	$6,179,670	$6,179,670
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2015.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$30,546	$30,546
Senior Secured Debt	—	—	3,533,447	3,533,447
Subordinated Secured Debt	—	—	1,205,303	1,205,303
Subordinated Unsecured Debt	—	—	144,271	144,271
Small Business Loans	—	—	50,892	50,892
CLO Debt	—	—	32,398	32,398
CLO Residual Interest	—	—	1,113,023	1,113,023
Equity	260	—	499,418	499,678
Total Investments	$260	$—	$6,609,298	$6,609,558
The following tables show the aggregate changes in the fair value of our Level 3 investments during the six months ended December 31, 2015.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2015	$1,974,202	$45,945	$4,589,151	$6,609,298
Net realized losses on investments	(9)	—	(7,716)	(7,725)
Net change in unrealized (depreciation) appreciation	(77,287)	346	(174,784)	(251,725)
Net realized and unrealized (losses) gains	(77,296)	346	(182,500)	(259,450)
Purchases of portfolio investments	395,224	—	730,571	1,125,795
Payment-in-kind interest	1,557	—	2,583	4,140
Amortization of discounts and premiums	—	—	(40,627)	(40,627)
Repayments and sales of portfolio investments	(285,053)	(42,923)	(931,510)	(1,259,486)
Transfers within Level 3(1)	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of December 31, 2015	$2,008,634	$3,368	$4,167,668	$6,179,670

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2015	$30,546	$3,533,447	$1,205,303	$144,271	$50,892	$32,398	$1,113,023	$499,418	$6,609,298
Net realized (losses) gains on investments	—	(203)	(4,270)	—	(3,747)	—	—	495	(7,725)
Net change in unrealized (depreciation) appreciation	—	(33,123)	303	(6,466)	(486)	(1,123)	(118,840)	(91,990)	(251,725)
Net realized and unrealized (losses)	—	(33,326)	(3,967)	(6,466)	(4,233)	(1,123)	(118,840)	(91,495)	(259,450)
Purchases of portfolio investments	3,400	648,647	90,605	—	55,024	—	96,620	231,499	1,125,795
Payment-in-kind interest	—	2,987	(111)	1,264	—	—	—	—	4,140
Accretion (amortization) of discounts and premiums	—	131	563	—	—	325	(41,646)	—	(40,627)
Repayments and sales of portfolio investments	(27,096)	(949,350)	(131,783)	(72,699)	(68,964)	—	—	(9,594)	(1,259,486)
Transfers within Level 3(1)	—	—	—	—	—	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of December 31, 2015	$6,850	$3,202,536	$1,160,610	$66,370	$32,719	$31,600	$1,049,157	$629,828	$6,179,670

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.

The following tables show the aggregate changes in the fair value of our Level 3 investments during the six months ended December 31, 2014.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2014	$1,640,454	$32,121	$4,580,996	$6,253,571
Net realized loss on investments	(54,787)	—	(100,890)	(155,677)
Net change in unrealized appreciation	87,851	26	52,444	140,321
Net realized and unrealized gain (loss)	33,064	26	(48,446)	(15,356)
Purchases of portfolio investments	211,142	44,000	1,144,481	1,399,623
Payment-in-kind interest	6,585	—	3,702	10,287
Amortization of discounts and premiums	—	—	(37,332)	(37,332)
Repayments and sales of portfolio investments	(167,496)	(30,041)	(889,683)	(1,087,220)
Transfers within Level 3(1)	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of December 31, 2014	$1,723,749	$46,106	$4,753,718	$6,523,573

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2014	$2,786	$3,514,198	$1,200,221	$85,531	$4,252	$33,199	$1,093,985	$319,399	$6,253,571
Net realized loss on investments	(1,094)	(33,875)	(75,164)	—	(449)	—	(15,639)	(29,456)	(155,677)
Net change in unrealized appreciation (depreciation)	659	13,554	58,322	—	(1,738)	(66)	(3,688)	73,278	140,321
Net realized and unrealized (loss) gain	(435)	(20,321)	(16,842)	—	(2,187)	(66)	(19,327)	43,822	(15,356)
Purchases of portfolio investments	16,500	926,519	237,830	6,592	35,638	—	138,843	37,701	1,399,623
Payment-in-kind interest	—	9,074	127	1,086	—	—	—	—	10,287
Accretion (amortization) of discounts and premiums	—	133	890	—	—	244	(38,599)	—	(37,332)
Repayments and sales of portfolio investments	(7,501)	(848,076)	(106,462)	—	(14,384)	—	(84,996)	(25,801)	(1,087,220)
Transfers within Level 3(1)	—	—	—	—	—	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of December 31, 2014	$11,350	$3,581,527	$1,315,764	$93,209	$23,319	$33,377	$1,089,906	$375,121	$6,523,573

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
For the six months ended December 31, 2015 and December 31, 2014, the net change in unrealized (depreciation) appreciation on the investments that use Level 3 inputs was $(261,955) and $53,441 for investments still held as of December 31, 2015 and December 31, 2014, respectively.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2015 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Senior Secured Debt	$2,158,423	Discounted Cash Flow (Yield analysis)	Market Yield	6.0%-28.8%	12.6%
Senior Secured Debt	422,109	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	4.5x-10.5x	8.8x
Senior Secured Debt	40,808	Enterprise Value Waterfall (Discounted cash flow)	Discount Rate	7.0%-9.0%	8.0%
Senior Secured Debt	10,257	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt (1)	269,489	Enterprise Value Waterfall	Loss-Adjusted Discount Rate	2.4%-14.4%	10.7%
Senior Secured Debt (2)	308,300	Enterprise Value Waterfall (NAV Analysis)	Capitalization Rate	5.9%-6.9%	6.1%
		Enterprise Value Waterfall (Market approach)	Dividend Yield	8.8%-11.7%	9.5%
Subordinated Secured Debt	823,095	Discounted Cash Flow (Yield Analysis)	Market Yield	8.3%-22.1%	13.0%
Subordinated Secured Debt	29,237	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	7.0x-8.0x	7.5x
Subordinated Secured Debt (3)	308,278	Enterprise Value Waterfall (Market approach)	Book Value Multiple	1.2x-3.6x	2.4x
		Enterprise Value Waterfall (Market approach)	Earnings Multiple	7.0x-10.5x	9.8x
Subordinated Unsecured Debt	33,785	Discounted Cash Flow (Yield Analysis)	Market Yield	12.6%-56.1%	24.3%
Subordinated Unsecured Debt	32,585	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	5.8x-8.0x	7.3x
Small Business Loans (4)	32,719	Discounted Cash Flow	Loss-Adjusted Discount Rate	19.3%-30.8%	24.9%
CLO Debt	31,600	Discounted Cash Flow	Discount Rate	7.2%-8.0%	7.6%
CLO Residual Interest	1,049,157	Discounted Cash Flow	Discount Rate	16.3%-21.2%	18.4%
Preferred Equity	78,282	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	4.5x-9.0x	6.6x
Preferred Equity	3,368	Discounted Cash Flow (Yield analysis)	Market Yield	20.0%-25.0%	22.0%
Common Equity/Interests/Warrants	160,392	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	3.5x-10.5x	8.5x
Common Equity/Interests/Warrants (2)	154,325	Enterprise Value Waterfall (NAV analysis)	Capitalization Rate	5.9%-6.9%	6.1%
		Enterprise Value Waterfall (Market approach)	Dividend Yield	8.8%-11.7%	9.5%
Common Equity/Interests/Warrants (3)	132,776	Enterprise Value Waterfall (Market approach)	Book Value Multiple	1.2x-3.6x	2.3x
		Enterprise Value Waterfall (Market approach)	Earnings Multiple	7.0x-10.5x	9.6x
Common Equity/Interests/Warrants (5)	39,477	Discounted Cash Flow	Discount Rate	11.0%-12.0%	11.5%
Common Equity/Interests/Warrants	25,480	Enterprise Value Waterfall (Discounted Cash Flow)	Discount Rate	7.0%-9.0%	8.0%
Common Equity/Interests/Warrants	3,920	Discounted Cash Flow (Yield analysis)	Discount Rate	16.0%-18.0%	17.0%
Common Equity/Interests/Warrants	25,579	Liquidation Analysis	N/A	N/A	N/A
Escrow Receivable	6,229	Discounted Cash Flow	Discount Rate	7.0%-8.1%	7.6%
Total Level 3 Investments	$6,179,670

(1)
Represents an investment in a Real Estate Investment subsidiary. The Enterprise Value analysis includes the fair value of our investments in such indirect subsidiary’s consumer loans purchased from online consumer lending platforms, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above. In addition, the valuation also used projected loss rates as an unobservable input ranging from 0.6%-22.2%, with a weighted average of 10.5%

(2)	Represents Real Estate Investments. Enterprise Value Waterfall methodology uses both the net asset value analysis and dividend yield analysis, which are weighted equally (50%).

(3)
Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes book value and earnings multiples, as noted above. In addition, the valuation of certain consumer finance companies utilizes the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies each observable input (book value multiple, earnings multiple and discount rate) is weighted equally. For these companies the discount rate ranged from 14.5%-18.0% with a weighted average of 15.7%.

(4)
Includes our investments in small business whole loans purchased from Direct Capital and OnDeck and our residual interest in MarketPlace Loan Trust, Series 2015-OD2. Valuation also used projected loss rates as an unobservable input ranging from 3.5%-11.1%, with a weighted average of 6.0%.

(5)	Represents net operating income interests in Real Estate Investments.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2015 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Senior Secured Debt	$2,421,188	Discounted cash flow (Yield analysis)	Market Yield	6.1%-21.4%	11.3%
Senior Secured Debt	563,050	Enterprise value waterfall (Market approach)	EBITDA Multiple	3.5x-11.0x	8.1x
Senior Secured Debt	40,808	Enterprise value waterfall (Discounted cash flow)	Discount Rate	7.0%-9.0%	8.0%
Senior Secured Debt	6,918	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt (1)	98,025	Enterprise value waterfall	Loss-Adjusted Discount Rate	3.8%-10.7%	6.9%
Senior Secured Debt (2)	64,560	Enterprise value waterfall	Loss-Adjusted Discount Rate	5.4%-16.3%	10.0%
Senior Secured Debt	25,970	Enterprise value waterfall	Appraisal	N/A	N/A
Senior Secured Debt (3)	343,474	Enterprise value waterfall (NAV analysis)	Capitalization Rate	5.6%-7.0%	6.0%
		Enterprise value waterfall (Market approach)	Dividend Yield	8.8%-11.7%	9.7%
Subordinated Secured Debt	847,624	Discounted cash flow (Yield analysis)	Market Yield	8.1%-18.3%	12.5%
Subordinated Secured Debt	54,948	Enterprise value waterfall (Market approach)	EBITDA Multiple	3.5x-6.0x	4.7x
Subordinated Secured Debt (4)	302,731	Enterprise value waterfall (Market approach)	Book Value Multiple	1.2x-3.8x	2.7x
		Enterprise value waterfall (Market approach)	Earnings multiple	6.8x-11.0x	10.3x
Subordinated Unsecured Debt	112,701	Discounted cash flow (Yield analysis)	Market Yield	9.1%-15.3%	11.8%
Subordinated Unsecured Debt	31,570	Enterprise value waterfall (Market approach)	EBITDA Multiple	5.8x-8.0x	7.2x
Small Business Loans (5)	362	Discounted Cash Flow	Loss-Adjusted Discount Rate	11.7%-27.3%	23.5%
Small Business Loans (6)	50,530	Discounted Cash Flow	Loss-Adjusted Discount Rate	20.4%-33.2%	24.9%
CLO Debt	32,398	Discounted Cash Flow	Discount Rate	6.1%-6.9%	6.5%
CLO Residual Interest	1,113,023	Discounted Cash Flow	Discount Rate	11.2%-18.0%	14.0%
Preferred Equity	4,091	Enterprise value waterfall (Market approach)	EBITDA multiple	4.5x - 8.5x	6.7x
Preferred Equity	3,023	Discounted cash flow (Yield analysis)	Market yield	19.8% - 24.7%	22.2%
Common Equity/Interests/Warrants	135,333	Enterprise value waterfall (Market approach)	EBITDA multiple	3.5x-11.0x	8.6x
Common Equity/Interests/Warrants (3)	130,316	Enterprise value waterfall (NAV analysis)	Capitalization Rate	5.6%-7.0%	5.9%
		Enterprise value waterfall (Market approach)	Dividend Yield	8.8% - 11.7%	9.5%
Common Equity/Interests/Warrants (4)	148,631	Enterprise value waterfall (Market approach)	Book value multiple	1.2x-3.8x	2.5x
		Enterprise value waterfall (Market approach)	Earnings multiple	6.8x-11.0x	10.1x
Common Equity/Interests/Warrants (7)	38,455	Discounted cash flow	Discount rate	11.5% - 12.5%	12.0%
Common Equity/Interests/Warrants	28,133	Enterprise value waterfall (Discounted cash flow)	Discount rate	7.0%-9.0%	8.0%
Common Equity/Interests/Warrants	4,310	Discounted cash flow (Yield analysis)	Market yield	16.0% - 18.0%	17.0%
Common Equity/Interests/Warrants	1,120	Enterprise value waterfall	Appraisal	n/a	n/a
Common Equity/Interests/Warrants	22	Liquidation analysis	n/a	n/a	n/a
Escrow Receivable	5,984	Discounted cash flow	Discount rate	7.0%-8.2%	7.6%
Total Level 3 Investments	$6,609,298

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

(3)	Represents Real Estate Investments. Enterprise Value Waterfall methodology uses both the net asset value analysis and dividend yield analysis, which are weighted equally (50%).

(4)
Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes book value and earnings multiples, as noted above. In addition, the valuation of certain consumer finance companies utilizes the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies each observable input (book value multiple, earnings multiple and discount rate) is weighted equally. For these companies the discount rate ranged from 14.5% - 18.0% with a weighted average of 15.7%.

(5)
Includes our investments in small business whole loans purchased from Direct Capital and OnDeck and our residual interest in MarketPlace Loan Trust, Series 2015-OD2. Valuation also used projected loss rates as an unobservable input ranging from 4.2%-11.7%, with a weighted average of 9.71%.

(6)
Includes our investments in small business whole loans purchased from OnDeck. Valuation also used projected loss rates as an unobservable input ranging from 4.2%-11.7%, with a weighted average of 9.7%.

(7)	Represents net operating income interests in Real Estate Investments.
In determining the range of values for debt instruments except CLOs and debt investments in controlling portfolio companies, management and the independent valuation firm estimated corporate and security credit ratings and identified corresponding yields to maturity for each loan from relevant market data. A discounted cash flow analysis was then prepared using the appropriate yield to maturity as the discount rate, to determine a range of values. For non-traded equity investments, the enterprise value was determined by applying earnings before income tax, depreciation and amortization (“EBITDA”) multiples, net income multiples, or book value multiples for similar guideline public companies and/or similar recent investment transactions. For stressed equity investments, a liquidation analysis was prepared. For the private REIT investments, enterprise values were determined based on an average of results from a net asset value analysis of the underlying property investments and a dividend yield analysis utilizing capitalization rates and dividend yields, respectively, for similar guideline companies and/or similar recent investment transactions.
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

We hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation (“CFC”) (including residual interest tranche investments in a CLO investment treated as a CFC), for which we are treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains). We are required to include such deemed distributions from a CFC in our income and we are required to distribute such income to maintain our RIC status regardless of whether or not the CFC makes an actual distribution during such year.

If we acquire shares in “passive foreign investment companies” (“PFICs”) (including residual interest tranche investments in CLOs that are PFICs), we may be subject to federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend to our stockholders. Certain elections may be available to mitigate or eliminate such tax on excess distributions, but such elections (if available) will generally require us to recognize our share of the PFICs income for each year regardless of whether we receive any distributions from such PFICs. We must nonetheless distribute such income to maintain its status as a RIC.

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
The significant unobservable input used to value our private REIT investments based on the net asset value analysis is the capitalization rate applied to the earnings measure of the underlying property. Increases or decreases in the capitalization rate would result in a decrease or increase, respectively, in the fair value measurement.
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
During the six months ended December 31, 2015, the valuation methodology for Empire Today, LLC (“Empire”) changed to remove the waterfall analysis used in previous periods due to positive trends in financial performance and deleveraging. As a result of this change and current market conditions, the fair value of our investment in Empire increased to $14,813 as of December 31, 2015, a discount of $760 from its amortized cost, compared to the $2,448 unrealized depreciation recorded at June 30, 2015.
During the six months ended December 31, 2015, the valuation methodology for Lasership, Inc. (“Lasership”) changed to incorporate a waterfall analysis. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in Lasership to $42,263 as of December 31, 2015, a discount of $13,702 to its amortized cost, compared to the $7,067 unrealized depreciation recorded at June 30, 2015.
During the six months ended December 31, 2015, the valuation methodology for Targus Group International, Inc. (“Targus”) changed to remove the secondary trade data used in previous periods due to illiquidity. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in Targus to $10,280 as of December 31, 2015, a discount of $11,180 from its amortized cost, compared to the $4,145 unrealized depreciation recorded at June 30, 2015.
During the six months ended December 31, 2015, the valuation methodology for American Gilsonite Company (“AGC”) changed to incorporate a waterfall analysis. Management adopted the waterfall analysis due to a deterioration in operating results and resulting credit impairment. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in AGC to $13,084 as of September 30, 2015, a discount of $1,671 from its amortized cost, compared to the $1,468 unrealized depreciation recorded at June 30, 2015. During the three months ended December 31, 2015 we sold all of our $14,755 debt investment in AGC.
During the six months ended December 31, 2015, the valuation methodology for Ark-La-Tex Wireline Services, LLC (“Ark-La-Tex”) changed to add the waterfall analysis due to impairment of Term Loan B. As a result of this change and current market conditions, the fair value of our investment in Ark-La-Tex decreased to $25,512 as of December 31, 2015, a discount of $19,342 from its amortized cost, compared to the $3,723 unrealized depreciation recorded at June 30, 2015.

During the six months ended December 31, 2015, the valuation methodology for Nixon, Inc. (“Nixon”) changed to incorporate a waterfall analysis. As a result of the company’s performance and current market conditions, the fair value of our investment in Nixon decreased to $12,410 as of December 31, 2015, a discount of $1,529 from its amortized cost, compared to the $133 unrealized depreciation recorded at June 30, 2015.
During the six months ended December 31, 2015, the valuation methodology for Royal Holdings, Inc. (“Royal”) changed to remove the relative value method based on low liquidity of first lien term loan. As a result of this change the fair value of our investment in Royal decreased to $4,672 as of December 31, 2015, a discount of $293 from its amortized cost, compared to the $37 unrealized appreciation recorded at June 30, 2015.
During the six months ended December 31, 2015, the valuation methodology for Speedy Group Holdings Corp. (“Speedy”) changed to remove the Shadow method and incorporate relative value method. As a result of this change and decreased market prices, the fair value of our investment in Speedy decreased to $9,067 as of December 31, 2015, a discount of $5,933 from its amortized cost. No unrealized depreciation/appreciation was recorded at June 30, 2015.
During the six months ended December 31, 2015, the valuation methodology for Pacific World Corporation (“Pacific World”) changed to incorporate a waterfall analysis for the three months ended September 30, 2015. During the three months ended December 31, 2015, the waterfall analysis was removed due to an increase in enterprise value. As a result of this change, the fair value of our investment in Pacific World decreased to $173,271 as of December 31, 2015, a discount of $26,729 from its amortized cost, compared to the $21,328 unrealized depreciation recorded at June 30, 2015.
During the six months ended December 31, 2015, the valuation methodology for United States Environmental Services, LLC (“USES”) changed to incorporate a waterfall analysis for the three months ended September 30, 2015. During the three months ended December 31, 2015, the waterfall analysis was removed due to an increase in enterprise value. As a result of this change, the fair value of our investment in USES decreased to $52,930 as of December 31, 2015, a discount of $6,020 from its amortized cost, compared to the $4,293 unrealized depreciation recorded at June 30, 2015.
During the six months ended December 31, 2015, we provided $2,268 of equity financing to American Property REIT Corp. (“APRC”) to fund capital expenditures for existing properties. In addition, during the six months ended December 31, 2015, we received a partial repayment of $9,000 of our loan previously outstanding and recorded $11,016 of dividend income in connection with the sale of Vista Palma Sola property. As of December 31, 2015, our investment in APRC had an amortized cost of $94,018 and a fair value of $111,314.
As of December 31, 2015, APRC’s real estate portfolio was comprised of eleven multi-family properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by APRC as of December 31, 2015.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	1557 Terrell Mill Road, LLC	Marietta, GA	12/28/2012	$23,500	$15,032
2	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	16,965
3	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
4	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	9,026
5	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	11,488
6	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	19,400
7	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	13,622
8	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	11,817
9	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
10	Plantations at Hillcrest, LLC	Mobile, AL	1/17/2014	6,930	4,927
11	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	4,905
12	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
				$196,699	$127,037
During the six months ended December 31, 2015, we provided $147,364 and $31,394 of debt and equity financing, respectively, to National Property REIT Corp. (“NPRC”) to enable certain of its wholly-owned subsidiaries to invest in online consumer loans. In addition, during the six months ended December 31, 2015, we received partial repayments of $72,379 of our loans previously outstanding and $7,140 as a return of capital on our equity investment in NPRC.

The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 12 to 85 months. As of December 31, 2015, the investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 72,132 individual loans and had an aggregate fair value of $611,375. The average outstanding individual loan balance is approximately $9 and the loans mature on dates ranging from October 31, 2016 to January 29, 2023 with an average outstanding term of 37 months as of December 31, 2015. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 20.4%.
During the six months ended December 31, 2015, we provided $9,017 of equity financing to NPRC for the acquisition of real estate properties and $1,677 of equity financing to NPRC to fund capital expenditures for existing properties. As of December 31, 2015, our investment in NPRC had an amortized cost of $560,296 and a fair value of $567,875.
As of December 31, 2015, NPRC’s real estate portfolio was comprised of twelve multi-family properties, twelve self-storage properties, and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of December 31, 2015.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	146 Forest Parkway, LLC	Forest Park, GA	10/24/2012	$7,400	$—
2	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	39,600
3	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	157,500
4	APH Carroll 41, LLC	Marietta, GA	11/1/2013	30,600	32,940
5	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	17,571
6	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	18,533
7	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	26,640
8	Uptown Park Apartments II, LLC	Altamonte Springs, FL	11/19/2013	36,590	27,471
9	Mission Gate II, LLC	Plano, TX	11/19/2013	47,621	36,148
10	St. Marin Apartments II, LLC	Coppell, TX	11/19/2013	73,078	53,863
11	APH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	28,321
12	APH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,842
13	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
14	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
15	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
16	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
17	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
18	Ann Arbor Kalamazoo Self Storage, LLC	Scio, MI	8/29/2014	8,927	6,695
19	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
20	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
21	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
22	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
23	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
24	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
25	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
				$715,210	$522,389
During the six months ended December 31, 2015, we provided $4,484 and $994 of debt and equity financing, respectively, to United Property REIT Corp. (“UPRC”) to fund capital expenditures for existing properties. As of December 31, 2015, our investment in UPRC had an amortized cost of $81,106 and a fair value of $92,402.
As of December 31, 2015, UPRC’s real estate portfolio was comprised of fifteen multi-families properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by UPRC as of December 31, 2015.

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

On October 10, 2014, ARRM sold Ajax Rolled Ring & Machine, LLC ("Ajax") to a third party and repaid the $19,337 loan receivable to us and we recorded a realized loss of $23,560 related to the sale. Concurrent with the sale, our ownership increased to 100% of the outstanding equity of SB Forging. As such, we began consolidating SB Forging on October 11, 2014. In addition, there is $3,000 being held in escrow of which $802 was received on May 6, 2015 for which Prospect realized a gain of the same amount. The remaining amount will be recognized as additional gain if and when received.

On October 20, 2014, we sold our $22,000 investment in Galaxy XII CLO, Ltd. and realized a loss of $2,435 on the sale.
On November 21, 2014, Coalbed, LLC (“Coalbed”) merged with and into Wolf Energy, LLC (“Wolf Energy”), with Wolf Energy as the surviving entity. During the three months ended December 31, 2014, we determined that our investment in the Coalbed debt assumed by Wolf Energy was impaired and recorded a realized loss of $5,991, reducing the amortized cost to zero.

On December 4, 2014, we sold our $29,075 investment in Babson CLO Ltd. 2012-I and realized a loss of $3,833 on the sale. On January 15, 2015, we received additional proceeds of $66 for which Prospect realized a gain of the same amount.
On December 4, 2014, we sold our $27,850 investment in Babson CLO Ltd. 2012-II and realized a loss of $2,961 on the sale. On February 18, 2015, we received additional proceeds of $12 for which Prospect realized a gain of the same amount.
During the three months ended December 31, 2014, Manx Energy, Inc. (“Manx”) was dissolved and we recorded a realized loss of $50, reducing the amortized cost to zero.
During the three months ended December 31, 2014, we impaired our investments in Change Clean Energy Company, LLC and Yatesville Coal Company, LLC and recorded a realized loss of $1,449, reducing the amortized cost to zero.
During the three months ended December 31, 2014, we impaired our investment in New Century Transportation, Inc. (“NCT”) and recorded a realized loss of $42,064, reducing the amortized cost to $980.
During the three months ended December 31, 2014, we impaired our investment in Stryker Energy, LLC and recorded a realized loss of $32,711, reducing the amortized cost to zero.
During the three months ended December 31, 2014, we impaired our investment in Wind River Resources Corporation (“Wind River”) and recorded a realized loss of $11,650, reducing the amortized cost to $3,000.
On August 12, 2015, we sold 780 of our small business whole loans (with a cost of $30,968) purchased from OnDeck to Jefferies Asset Funding LLC for proceeds of $26,619, net of related transaction expenses, and a trust certificate representing a 41.54% interest in the MarketPlace Loan Trust, Series 2015-OD2. We realized a loss of $775 on the sale.

On September 30, 2015, we restructured our investment in Arctic Energy Services, LLC (“Arctic Energy”). Concurrent with the restructuring, we exchanged $31,640 senior secured loan and $20,230 subordinated loan for Class D and Class E equity in Arctic Energy.
On November 16, 2015 and November 25, 2015, we sold our $14,755 debt investment in AGC. We realized a loss of $4,127 on the sale.
On October 30, 2015, we restructured our investment in CP Energy Services Inc. (“CP Energy”). Concurrent with the restructuring, we exchanged our $86,965 senior secured loan and $15,924 subordinated loan for Series B Redeemable Preferred Stock in CP Energy.

On October 30, 2015, we restructured our investment in Freedom Marine Solutions, LLC (“Freedom Marine”). Concurrent with the restructuring, we exchanged our $32,500 senior secured loans for additional membership interest in Freedom Marine.
As of December 31, 2015, $4,011,312 of our loans, at fair value, bear interest at floating rates and $3,979,712 of those loans have LIBOR floors ranging from 0.3% to 5.5%. As of June 30, 2015, $4,413,161 of our loans, at fair value, bore interest at floating rates and $4,380,763 of those loans had LIBOR floors ranging from 0.5% to 5.5%.

At December 31, 2015, six loan investments were on non-accrual status: Gulf Coast Machine & Supply Company (“Gulf Coast”), NCT, Targus, Venio LLC, Wind River and Wolf Energy. At June 30, 2015, four loan investments were on non-accrual status: Gulf Coast, NCT, Wind River and Wolf Energy. Principal balances of these loans amounted to $111,240 and $62,143 as of December 31, 2015 and June 30, 2015, respectively. The fair value of these loans amounted to $33,262 and $6,918 as of December 31, 2015 and June 30, 2015, respectively. The fair values of these investments represent approximately 0.5% and 0.1% of our total assets as of December 31, 2015 and June 30, 2015, respectively. For the six months ended December 31, 2015 and December 31, 2014, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $6,937 and $7,994, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 2.00%. As of December 31, 2015 and June 30, 2015, we had $62,484 and $88,288, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans is not material as of December 31, 2015 and June 30, 2015.
During the six months ended December 31, 2015, we sold $74,377 of the outstanding principal balance of the senior secured Term Loan A investments in certain portfolio companies. There was no gain or loss realized on the sale. We serve as an agent for these loans and collect a servicing fee from the counterparties on behalf of the Investment Adviser. We receive a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser. See Note 13 for further discussion.

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
As of December 31, 2015 and June 30, 2015, we did not have a single investment that represented greater than 20% of our total investment portfolio at fair value or 20% of our total assets. Income, consisting of interest, dividends, fees, other investment income and gains or losses, which can fluctuate upon repayment or sale of an investment or the marking to fair value an investment in any given period can be highly concentrated among several investments. After performing the income analysis for the six months ended December 31, 2015, as currently promulgated by the SEC, we determined that two of our controlled investments individually generated more than 20% of our income for the six months ended December 31, 2015. We do not believe that the calculation promulgated by the SEC correctly identifies significant subsidiaries but have included Harbortouch and NPRC as significant subsidiaries.
The following tables show summarized financial information for Harbortouch:

	December 31, 2015	June 30, 2015
Balance Sheet Data
Cash and cash equivalents	$664	$168
Receivables	28,705	28,721
Intangibles, including goodwill	325,673	351,396
Other assets	29,395	28,686
Notes payable	28,371	25,132
Notes payable, due to Prospect or Affiliate	294,152	296,734
Other liabilities	36,044	37,235
Total equity	25,870	49,870

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Summary of Operations
Total revenue	$76,613	$67,927	$153,663	$136,658
Total expenses	88,311	80,472	176,439	160,674
Net loss	(11,698)	(12,545)	(22,776)	(24,016)

The following tables show summarized financial information for NPRC:

	December 31, 2015	June 30, 2015
Balance Sheet Data
Cash and cash equivalents	$42,798	$43,722
Real estate, net	663,826	639,012
Unsecured Consumer Loans, net	612,278	366,014
Other assets	68,822	51,383
Mortgage Payable	546,240	484,771
Revolving credit facilities	349,575	208,296
Notes payable, due to Prospect or Affiliate	440,902	365,205
Other liabilities	20,543	21,745
Total equity	30,464	20,114

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Summary of Operations
Total revenue	$47,837	$42,014	$89,545	$54,278
Total expenses	45,816	38,795	80,888	50,546
Operating Income	2,021	3,219	8,657	3,732
Depreciation and Amortization	$8,294	$9,010	$13,833	$13,120
Fair Value Adjustment	$7,649	$688	$17,735	$688
Net Loss	(13,922)	(6,479)	(22,911)	(10,076)
The SEC has requested comments on the proper mechanics of how the calculations related to Rules 3-09 and 4-08(g) of Regulation S-X should be completed. There is currently diversity in practice for the calculations. We expect that the SEC will clarify the calculation methods in the future.
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
On August 29, 2014, we renegotiated the 2012 Facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility” and collectively with the 2012 Facility, the “Revolving Credit Facility”). The lenders have extended commitments of $885,000 under the 2014 Facility as of December 31, 2015. The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.
The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of December 31, 2015, we were in compliance with the applicable covenants.

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
As of December 31, 2015 and June 30, 2015, we had $679,803 and $721,800, respectively, available to us for borrowing under the Revolving Credit Facility, of which the amount outstanding was $58,000 and $368,700, respectively. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $885,000. As of December 31, 2015, the investments, including cash and money market funds, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,467,668, which represents 23.5% of our total investments, including cash and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $12,405 of new fees and $3,539 of fees carried over for continuing participants from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, of which $8,895 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of December 31, 2015. During the six months ended December 31, 2014, in accordance with ASC 470-50, we expensed $332 of fees relating to credit providers in the 2012 Facility who did not commit to the 2014 Facility.

During the three months ended December 31, 2015 and December 31, 2014, we recorded $3,544 and $3,247, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the six months ended December 31, 2015 and December 31, 2014, we recorded $7,245 and $7,258, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
Note 5. Convertible Notes
On December 21, 2010, we issued $150,000 aggregate principal amount of convertible notes that matured on December 15, 2015 (the “2015 Notes”). The 2015 Notes bore interest at a rate of 6.25% per year, payable semi-annually on June 15 and December 15 of each year, beginning June 15, 2011. Total proceeds from the issuance of the 2015 Notes, net of underwriting discounts and offering costs, were $145,200. On December 15, 2015, we repaid the outstanding principal amount of the 2015 Notes, plus interest. No gain or loss was realized on the transaction.
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
On April 11, 2014, we issued $400,000 aggregate principal amount of convertible notes that mature on April 15, 2020 (the “2020 Notes”), unless previously converted or repurchased in accordance with their terms. The 2020 Notes bear interest at a rate of 4.75% per year, payable semi-annually on April 15 and October 15 each year, beginning October 15, 2014. Total proceeds from the issuance of the 2020 Notes, net of underwriting discounts and offering costs, were $387,500. On January 30, 2015, we repurchased $8,000 aggregate principal amount of the 2020 Notes at a price of 93.0, including commissions. As a result of this transaction, we recorded a gain of $332, in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs.
Certain key terms related to the convertible features for the 2016 Notes, the 2017 Notes, the 2018 Notes, the 2019 Notes and the 2020 Notes (collectively, the “Convertible Notes”) are listed below.

	2016 Notes	2017 Notes	2018 Notes	2019 Notes	2020 Notes
Initial conversion rate(1)	78.3699	85.8442	82.3451	79.7766	80.6647
Initial conversion price	$12.76	$11.65	$12.14	$12.54	$12.40
Conversion rate at December 31, 2015(1)(2)	80.2196	87.7516	84.1497	79.8360	80.6670
Conversion price at December 31, 2015(2)(3)	$12.47	$11.40	$11.88	$12.53	$12.40
Last conversion price calculation date	2/18/2015	4/16/2015	8/14/2015	12/21/2015	4/11/2015
Dividend threshold amount (per share)(4)	$0.101150	$0.101500	$0.101600	$0.110025	$0.110525

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at December 31, 2015 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

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
In connection with the issuance of the Convertible Notes, we incurred $39,678 of fees which are being amortized over the terms of the notes, of which $17,662 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of December 31, 2015.
During the three months ended December 31, 2015 and December 31, 2014, we recorded $18,189 and $18,615, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the six months ended December 31, 2015 and December 31, 2014, we recorded $36,918 and $37,204, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
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
On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $154,880.
The 2022 Notes, the 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes, we incurred $13,156 of fees which are being amortized over the term of the notes, of which $11,089 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of December 31, 2015.
During the three months ended December 31, 2015 and December 31, 2014, we recorded $8,340 and $9,489, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the six months ended December 31, 2015 and December 31, 2014, we recorded $16,161and $18,947, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the six months ended December 31, 2015, we issued $69,289 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $68,235. These notes were issued with stated interest rates ranging from 4.625% to 6.00% with a weighted average interest rate of 5.07%. These notes mature between July 15, 2020 and December 15, 2025.

The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2015.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$32,357	4.625%–5.375%	4.85%	7/15/2020 – 12/15/2020
6.5	35,155	5.10%–5.25%	5.25%	1/15/2022 – 5/15/2022
7	990	5.625%–5.75%	5.65%	11/15/2022 – 12/15/2022
10	787	5.875%–6.00%	5.89%	11/15/2025 – 12/15/2025
	$69,289

During the six months ended December 31, 2014, we issued $21,789 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $21,429. These notes were issued with a stated interest rate of 4.25%. These notes mature between May 15, 2020 and June 15, 2020.

During the six months ended December 31, 2015, we repaid $2,606 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the six months ended December 31, 2015 was $63. The following table summarizes the Prospect Capital InterNotes® outstanding as of December 31, 2015.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,109	4.00%	4.00%	April 15, 2017
4	45,690	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	240,045	4.25%–5.375%	4.91%	July 15, 2018 – December 15, 2020
5	4,440	4.625%	4.625%	August 15, 2020 – September 15, 2020
5	2,686	4.625%	4.625%	September 15, 2020
5	5,000	4.75%	4.75%	August 15, 2019
6	110,065	4.25%–5.00%	4.65%	February 15, 2019 – November 15, 2020
6.0	2,197	3.375%	3.375%	April 15, 2021 – May 15, 2021
6.5	40,867	5.10%–5.50%	5.24%	February 15, 2020 – May 15, 2022
7	192,389	4.00%–5.85%	5.13%	September 15, 2019 – December 15, 2022
7.5	1,996	5.75%	5.75%	February 15, 2021
10	37,573	3.321%–7.00%	6.12%	March 15, 2022 – December 15, 2025
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,365	5.00%–6.00%	5.14%	May 15, 2028 – November 15, 2028
18	22,628	4.125%–6.25%	5.52%	December 15, 2030 – August 15, 2031
20	4,530	5.75%–6.00%	5.89%	November 15, 2032 – October 15, 2033
25	35,816	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	119,041	5.50%–6.75%	6.23%	November 15, 2042 – October 15, 2043
	$894,125
During the six months ended December 31, 2014, we redeemed $18,220 aggregate principal amount of our Prospect Capital
InterNotes® in order to replace debt with higher interest rates with debt with lower rates and repaid $3,922 aggregate principal amount of our Prospect Capital InterNotes® in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus.

The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2015.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,109	4.00%	4.00%	April 15, 2017
4	45,690	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	207,719	4.25%–5.00%	4.92%	July 15, 2018 – May 15, 2019
5.25	7,126	4.625%	4.63%	August 15, 2020 – September 15, 2020
5.5	115,184	4.25%–5.00%	4.65%	February 15, 2019 – November 15, 2020
6	2,197	3.375%	3.38%	April 15, 2021 – May 15, 2021
6.5	5,712	5.10%–5.50%	5.23%	February 15, 2020 – December 15, 2021
7	191,549	4.00%–5.85%	5.13%	September 15, 2019 – June 15, 2022
7.5	1,996	5.75%	5.75%	February 15, 2021
10	36,925	3.29%–7.00%	6.11%	March 15, 2022 – May 15, 2024
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,385	5.00%–6.00%	5.14%	May 15, 2028 – November 15, 2028
18	22,729	4.125%–6.25%	5.52%	December 15, 2030 – August 15, 2031
20	4,530	5.75%–6.00%	5.89%	November 15, 2032 – October 15, 2033
25	36,320	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	120,583	5.50%–6.75%	6.23%	November 15, 2042 – October 15, 2043
	$827,442
In connection with the issuance of Prospect Capital InterNotes®, we incurred $21,535 of fees which are being amortized over the term of the notes, of which $16,344 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of December 31, 2015.
During the three months ended December 31, 2015 and December 31, 2014, we recorded $12,132 and $10,893, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the six months ended December 31, 2015 and December 31, 2014, we recorded $23,838 and $21,749, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Note 8. Fair Value and Maturity of Debt Outstanding
The following table shows the maximum draw amounts and outstanding borrowings of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of December 31, 2015 and June 30, 2015.

	December 31, 2015		June 30, 2015
	Maximum Draw Amount	Amount Outstanding	Maximum Draw Amount	Amount Outstanding
Revolving Credit Facility	$885,000	$58,000	$885,000	$368,700
Convertible Notes	1,089,500	1,089,500	1,239,500	1,239,500
Public Notes	708,191	708,191	548,094	548,094
Prospect Capital InterNotes®	894,125	894,125	827,442	827,442
Total	$3,576,816	$2,749,816	$3,500,036	$2,983,736

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of December 31, 2015.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$58,000	$—	$—	$58,000	$—
Convertible Notes	1,089,500	167,500	330,000	592,000	—
Public Notes	708,191	—		300,000	408,191
Prospect Capital InterNotes®	894,125	5,710	174,233	395,978	318,204
Total Contractual Obligations	$2,749,816	$173,210	$504,233	$1,345,978	$726,395
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
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The following table shows the fair value of these financial liabilities disaggregated into the three levels of the ASC 820 valuation hierarchy as of December 31, 2015.

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Revolving Credit Facility(1)	$—	$58,000	$—	$58,000
Convertible Notes(2)	—	1,039,095	—	1,039,095
Public Notes(2)	—	695,432	—	695,432
Prospect Capital InterNotes®(3)	—	878,432	—	878,432
Total	$—	$2,670,959	$—	$2,670,959

(1)	The carrying value of our Revolving Credit Facility approximates the fair value.

(2)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(3)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates.
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

Note 9. Stock Repurchase Program, Equity Offerings, Offering Expenses, and Distributions
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify shareholders of our intention to purchase our common stock. We delivered a notice with our annual proxy mailing on September 23, 2015 and our most recent notice was delivered with a shareholder letter mailing on February 2, 2016. This notice lasts for six months after notice is given. During the six months ended December 31, 2015, we repurchased 4,708,750 shares of our common stock pursuant to the Repurchase Program. Our NAV per share was increased by approximately $0.03 as a result of the share repurchases.
The following table summarizes our share repurchases under our Repurchase Program for the three and six months ended December 31, 2015.

Repurchases of Common Stock	Three Months Ended December 31, 2015	Six Months Ended December 31, 2015
Dollar amount repurchased	$2,610	$34,140
Shares Repurchased	350,000	4,708,750
Weighted average price per share	$7.46	7.25
Weighted average discount to prior period net asset value	27%	30%
Excluding dividend reinvestments, during the six months ended December 31, 2015 we did not issue any shares of our common stock. Excluding dividend reinvestments, we issued 14,845,556 shares of our common stock during the six months ended December 31, 2014. The following table summarizes our issuances of common stock during the six months ended December 31, 2014.

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees	Offering Expenses	Average Offering Price
During the six months ended December 31, 2014:
September 11, 2014 – November 3, 2014(1)	9,490,975	$95,149	$474	$175	$10.03
November 17, 2014 – December 3, 2014(1)	5,354,581	$51,678	$268	$313	$9.65

(1)	Shares were issued in connection with our at-the-market offering program which we enter into from time to time with various counterparties.
Our shareholders’ equity accounts as of December 31, 2015 and June 30, 2015 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On November 3, 2015, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $4,828,029 of additional debt and equity securities in the public market as of December 31, 2015.

During the six months ended December 31, 2015 and December 31, 2014, we distributed approximately $177,942 and $232,449, respectively, to our stockholders. The following table summarizes our distributions declared and payable for the six months ended December 31, 2014 and December 31, 2015.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
2/3/2014	7/31/2014	8/21/2014	$0.110475	$37,863
2/3/2014	8/29/2014	9/18/2014	0.110500	37,885
2/3/2014	9/30/2014	10/22/2014	0.110525	38,519
5/6/2014	10/31/2014	11/20/2014	0.110550	38,977
5/6/2014	11/28/2014	12/18/2014	0.110575	39,583
5/6/2014	12/31/2014	1/22/2015	0.110600	39,622
Total declared and payable for the six months ended December 31, 2014				$232,449

5/6/2015	7/31/2015	8/20/2015	$0.083330	$29,909
5/6/2015	8/31/2015	9/17/2015	0.083330	29,605
8/24/2015	9/30/2015	10/22/2015	0.083330	29,601
8/24/2015	10/30/2015	11/19/2015	0.083330	29,600
11/4/2015	11/30/2015	12/24/2015	0.083330	29,611
11/4/2015	12/31/2015	1/21/2016	0.083330	29,616
Total declared and payable for the six months ended December 31, 2015				$177,942
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during the six months ended December 31, 2015 and December 31, 2014. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be payable subsequent to December 31, 2015:

•	$0.08333 per share for December 2015 to holders of record on December 31, 2015 with a payment date of January 21, 2016.

•	$0.08333 per share for January 2016 to holders of record on January 29, 2016 with a payment date of February 18, 2016.
During the six months ended December 31, 2015 and December 31, 2014, we issued and 1,029,703 and 777,928 shares of our common stock, respectively, in connection with the dividend reinvestment plan.
During the six months ended December 31, 2015, Prospect Capital officers purchased 7,743,273 shares of our stock, or 2% of total outstanding shares as of December 31, 2015, both through the open market transactions and shares issued in connection with our dividend reinvestment plan.
As of December 31, 2015, we have reserved 89,263,113 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5).

Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three and six months ended December 31, 2015 and December 31, 2014.

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Structuring and amendment fees (refer to Note 3)	$7,112	$6,903	$10,754	$21,608
Royalty and Net Revenue interests	1,836	1,025	3,739	1,828
Administrative agent fees	194	130	382	278
Total Other Income	$9,142	$8,058	$14,875	$23,714
Note 11. Net Increase in Net Assets per Share
The following information sets forth the computation of net increase in net assets resulting from operations per share during the three and six months ended December 31, 2015 and December 31, 2014.

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net (decrease) increase in net assets resulting from operations	$(95,120)	$85,970	$(67,303)	$170,078
Weighted average common shares outstanding	355,241,104	354,100,179	356,101,673	348,729,620
Net increase in net assets resulting from operations per share	$(0.27)	$0.24	$(0.19)	$0.49
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
For the tax year ending August 31, 2016, the tax character of dividends paid to shareholders through December 31, 2015 is expected to be ordinary income. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending August 31, 2016.
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

	Tax Year Ended August 31,
	2015	2014	2013
Net increase in net assets resulting from operations	$360,572	$317,671	$238,721
Net realized loss on investments	164,230	28,244	24,632
Net unrealized (appreciation) depreciation on investments	(157,745)	24,638	77,835
Other temporary book-to-tax differences	99,614	(9,122)	(6,994)
Permanent differences	2,436	(4,317)	5,939
Taxable income before deductions for distributions	$469,107	$357,114	$340,133
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. The Regulated Investment Company Modernization Act (the “RIC Modernization Act”) was enacted on December 22, 2010. Under the RIC Modernization Act, capital losses incurred by taxpayers in taxable years beginning after the date of enactment will be allowed to be carried forward indefinitely and are allowed to retain their character as either short-term or long-term losses. As such, the capital loss carryforwards generated by us after the August 31, 2011 tax year will not be subject to expiration. Any losses incurred in post-enactment tax years will be required to be utilized prior to the losses incurred in pre-enactment tax years. As of August 31, 2015, we had capital loss carryforwards of approximately $165,399 available for use in later tax years. Of the amount available as of August 31, 2015, $32,612 and $46,156 will expire on August 31, 2017 and 2018, respectively, and $86,631 is not subject to expiration. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, substantially all of the Company's capital loss carryforwards may become permanently unavailable due to limitations by the Code.
Under current tax law, capital losses and specific ordinary losses realized after October 31st and December 31st, respectively, may be deferred and treated as occurring on the first business day of the following tax year. As of August 31, 2015, we had deferred $129,707 of long-term capital losses which will be treated as arising on the first day of the tax year ending August 31, 2016.
For the tax year ended August 31, 2015, we estimated taxable income in excess of the distributions made and we will elect to carry forward the excess for distribution to shareholders in the tax year ending August 31, 2016. The cumulative amount carried forward to 2016 is expected to be approximately $104,938. For the tax year ended August 31, 2014, we had distributions in excess of taxable income. After the excess distributions, we still had cumulative taxable income in excess of cumulative distributions, and therefore, we elected to carry forward the excess for distribution to shareholders in the tax year ended August 31, 2015. The amount carried forward to 2015 was approximately $49,471. For the tax year ended August 31, 2013, we had taxable income in excess of the distributions made from such taxable income during the year, and therefore, we elected to carry forward the excess for distribution to shareholders in the tax year ended August 31, 2014. The cumulative amount carried forward to 2014 was approximately $105,408.
As of December 31, 2015, the cost basis of investments for tax purposes was $6,466,020 resulting in estimated gross unrealized appreciation and depreciation of $173,369 and $459,719, respectively. As of June 30, 2015, the cost basis of investments for tax purposes was $6,599,876 resulting in estimated gross unrealized appreciation and depreciation of $263,892 and $254,210, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of December 31, 2015 and June 30, 2015 was calculated based on the book cost of investments as of December 31, 2015 and June 30, 2015, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2015 and 2014, respectively.
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal excise taxes, among other items. During the tax year ended August 31, 2015, we decreased accumulated overdistributed net investment income by $2,435, increased accumulated net realized loss on investments by $8,542 and increased capital in excess of par value by $6,107. During the tax year ended August 31, 2014, we increased accumulated overdistributed net investment income by $4,316, decreased accumulated net realized loss on investments by $3,384 and decreased capital in excess of par value by $932. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended August 31, 2015 will be recorded in the fiscal year ending June 30, 2016 and the reclassifications for the taxable year ended August 31, 2014 were recorded in the fiscal year ended June 30, 2015.

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
The total gross base management fee incurred to the favor of the Investment Adviser was $32,251 and $34,034 during the three months ended December 31, 2015 and December 31, 2014, respectively. The total gross base management fee incurred to the favor of the Investment Adviser was $65,667 and $67,199 during the six months ended December 31, 2015 and December 31, 2014, respectively.
The Investment Adviser has entered into a servicing agreement with certain institutions who purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. During the three and six months ended December 31, 2015, we received payments of $470 and $932, respectively, from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments, which reduced the base management fee payable to $31,781 and $64,735 for the three and six months ended December 31, 2015, respectively. No such payments were received during the three and six months ended December 31, 2014.
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
The total income incentive fee incurred was $25,224, and $22,831 during the three months ended December 31, 2015 and December 31, 2014, respectively. The fees incurred for the six months ended December 31, 2015 and December 31, 2014 were $48,034 and $46,447, respectively. No capital gains incentive fee was incurred during the three or six months ended December 31, 2015 and December 31, 2014.
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
The allocation of overhead expense from Prospect Administration was $2,000 and $3,014 for the three months ended December 31, 2015 and December 31, 2014, respectively. During the three months ended December 31, 2015, we renegotiated the managerial assistance agreement with First Tower LLC and reversed $1,200 of previously accrued managerial assistance at First Tower Delaware as the fee was paid by First Tower LLC. This decreased our overhead allocation. Prospect Administration received estimated payments of $1,143 and $2,266 directly from our portfolio companies for legal, tax and portfolio level accounting services during the three months ended December 31, 2015 and December 31, 2014, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration, resulting in net overhead expense of $2,000 and $3,014 during the three months ended December 31, 2015 and December 31, 2014, respectively. Had

Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. (See Managerial Assistance below and Note 14 for further discussion.)
The allocation of overhead expense from Prospect Administration was $6,178 and $5,430 for the six months ended December 31, 2015 and December 31, 2014, respectively. During the six months ended December 31, 2015, we renegotiated the managerial assistance agreement with First Tower LLC and reversed $1,200 of previously accrued managerial assistance at First Tower Delaware as the fee was paid by First Tower LLC, which decreased our overhead allocation. We also incurred $379 of overhead expense related to our consolidated entity SB Forging. Prospect Administration received estimated payments of $2,840 and $3,321 directly from our portfolio companies for legal, tax and portfolio level accounting services during the six months ended December 31, 2015 and December 31, 2014, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration, resulting in net overhead expense of $6,178 and $5,430 during the six months ended December 31, 2015 and December 31, 2014, respectively. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. (See Managerial Assistance below and Note 14 for further discussion.)
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
During the three months ended December 31, 2015 and December 31, 2014, we received payments of $1,352 and $1,275, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the six months ended December 31, 2015 and December 31, 2014, we received payments of $2,620 and $2,565, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the six months ended December 31, 2015, we reversed $1,200 of managerial assistance expense related to our consolidated entity First Tower Delaware which was included within allocation from Prospect Administration on our Consolidated Statement of Operations for the six months ended December 31, 2015. The $1,200 was subsequently paid to Prospect Administration by First Tower LLC, the operating company. See Note 14 for further discussion.
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
As of December 31, 2015, we had co-investments with Priority Income Fund, Inc. in the following CLO funds: Apidos CLO XXII, Babson CLO Ltd. 2014-III; Cent CLO 21 Limited, CIFC Funding 2014-IV Investor, Ltd., Galaxy XVII CLO, Ltd., Halcyon Loan Advisors Funding 2014-2 Ltd., Halcyon Loan Advisors Funding 2015-3 Ltd., HarbourView CLO VII, Ltd., Jefferson Mill CLO Ltd., Mountain View CLO IX Ltd., Octagon Investment Partners XVIII, Ltd., Symphony CLO XIV Ltd., Voya IM CLO 2014-1 Ltd. and Washington Mill CLO Ltd.
Note 14. Transactions with Controlled Companies
The descriptions below detail the transactions which Prospect Capital Corporation (“Prospect”) has entered into with each of our controlled companies. Certain of the controlled entities discussed below were consolidated effective July 1, 2014 (see Note 1). As such, transactions with these Consolidated Holding Companies for the six months ended December 31, 2015 are presented on a consolidated basis.
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
In addition to the repayments noted above, the following amounts were paid from Airmall to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended December 31, 2014	$—
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	49
Six Months Ended December 31, 2015	—

The following interest payments were accrued and paid from Airmall to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$—
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	576
Six Months Ended December 31, 2015	—

The following managerial assistance payments were paid from Airmall to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2014	$—
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	75
Six Months Ended December 31, 2015	—
The following payments were paid from Airmall to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Airmall (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2014	$—
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	730
Six Months Ended December 31, 2015	—
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
On December 23, 2015, Prospect made a $1,469 investment in APRC used to purchase additional common equity of APRC through APH. The proceeds were utilized by APRC to purchase additional ownership interest in its eleven multi-family properties for $1,468 and pay $1 of legal services provided by attorneys at Prospect Administration. The minority interest holder also invested an additional $20 in the JVs. The proceeds were used by the JVs to fund $1,488 of capital expenditures.
On December 31, 2015, APRC made a partial repayment on the Senior Term Loan of $9,000 and Prospect recorded $11,016 of dividend income in connection with the sale of the Vista Palma Sola property.
The following amounts were paid from APRC to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended December 31, 2014	$—
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	—
Six Months Ended December 31, 2015	9,000

The following interest payments were accrued and paid from APRC to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$4,228
Three Months Ended December 31, 2015	2,308
Six Months Ended December 31, 2014	9,158
Six Months Ended December 31, 2015	4,603
Included above, the following payment-in-kind interest from APRC was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$2,032
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	3,800
Six Months Ended December 31, 2015	558
The following interest income recognized had not yet been paid by APRC to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$25
December 31, 2015	22

The following net revenue interest payments were paid from APRC to Prospect and recognized by Prospect as other income:

Three Months Ended December 31, 2014	$410
Three Months Ended December 31, 2015	243
Six Months Ended December 31, 2014	813
Six Months Ended December 31, 2015	474
The following managerial assistance payments were paid from APRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2014	$147
Three Months Ended December 31, 2015	148
Six Months Ended December 31, 2014	295
Six Months Ended December 31, 2015	295
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$148
December 31, 2015	148
The following payments were paid from APRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to APRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2014	$—
Three Months Ended December 31, 2015	61
Six Months Ended December 31, 2014	106
Six Months Ended December 31, 2015	222
The following amounts were due from APRC to Prospect for reimbursement of expenses paid by Prospect on behalf of APRC and were included by Prospect within other receivables:

June 30, 2015	$124
December 31, 2015	117
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
On September 30, 2015, we restructured our investment in Arctic Energy. Concurrent with the restructuring, we exchanged our $31,640 senior secured loan and $20,230 subordinated loan for Class D and Class E equity in Arctic Energy.

The following interest payments were accrued and paid from Arctic Energy to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$1,694
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	3,388
Six Months Ended December 31, 2015	1,123
The following interest income recognized had not yet been paid by Arctic Energy to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$18
December 31, 2015	—
The following managerial assistance payments were paid from Arctic Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2014	$25
Three Months Ended December 31, 2015	50
Six Months Ended December 31, 2014	50
Six Months Ended December 31, 2015	50
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$25
December 31, 2015	50
The following amounts were due from Arctic Energy to Prospect for reimbursement of expenses paid by Prospect on behalf of Arctic Energy and were included by Prospect within other receivables:

June 30, 2015	$—
December 31, 2015	1
The following amounts were due to Arctic Energy from Prospect for reimbursement of expenses paid by Arctic Energy on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2015	$1
December 31, 2015	—
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

In addition to the repayments noted above, the following amounts were paid from CCPI to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended December 31, 2014	$113
Three Months Ended December 31, 2015	113
Six Months Ended December 31, 2014	226
Six Months Ended December 31, 2015	4,225
The following cash distributions were declared and paid from CCPI to CCPI Holdings and recognized as a return of capital by CCPI Holdings:

Three Months Ended December 31, 2014	$—
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	—
Six Months Ended December 31, 2015	1,918
The following dividends were declared and paid from CCPI to CCPI Holdings and recognized as dividend income by CCPI Holdings:

Three Months Ended December 31, 2014	$—
Three Months Ended December 31, 2015	413
Six Months Ended December 31, 2014	—
Six Months Ended December 31, 2015	3,195
All dividends were paid from earnings and profits of CCPI.
The following interest payments were accrued and paid from CCPI to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$830
Three Months Ended December 31, 2015	743
Six Months Ended December 31, 2014	1,654
Six Months Ended December 31, 2015	1,619
Included above, the following payment-in-kind interest from CCPI was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$149
Three Months Ended December 31, 2015	158
Six Months Ended December 31, 2014	295
Six Months Ended December 31, 2015	314

The following interest income recognized had not yet been paid by CCPI to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$—
December 31, 2015	—
The following managerial assistance payments were paid from CCPI to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2014	$60
Three Months Ended December 31, 2015	60
Six Months Ended December 31, 2014	120
Six Months Ended December 31, 2015	120
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$60
December 31, 2015	60
The following payments were paid from CCPI to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to CCPI (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2014	$—
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	—
Six Months Ended December 31, 2015	96
The following amounts were due from CCPI to Prospect for reimbursement of expenses paid by Prospect on behalf of CCPI and were included by Prospect within other receivables:

June 30, 2015	$—
December 31, 2015	5
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
On October 30, 2015, we restructured our investment in CP Energy. Concurrent with the restructuring, we exchanged our $86,965 senior secured loan and $15,924 subordinated loan for Series B Redeemable Preferred Stock in CP Energy.

The following interest payments were accrued and paid from CP Well to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$4,118
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	8,236
Six Months Ended December 31, 2015	(390)
Included above, the following payment-in-kind interest from CP Well was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$—
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	—
Six Months Ended December 31, 2015	(2,819)

The following interest income recognized had not yet been paid by CP Well to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$46
December 31, 2015	—
The following managerial assistance payments were paid from CP Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2014	$75
Three Months Ended December 31, 2015	75
Six Months Ended December 31, 2014	150
Six Months Ended December 31, 2015	150
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$75
December 31, 2015	75
The following amounts were due from CP Energy to Prospect for reimbursement of expenses paid by Prospect on behalf of CP Energy and were included by Prospect within other receivables:

June 30, 2015	$1
December 31, 2015	9
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

The following interest payments were accrued and paid from Credit Central to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$1,857
Three Months Ended December 31, 2015	1,857
Six Months Ended December 31, 2014	3,714
Six Months Ended December 31, 2015	3,714
The following interest income recognized had not yet been paid by Credit Central to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$20
December 31, 2015	20
The following net revenue interest payments were paid from Credit Central to Prospect and recognized by Prospect as other income:

Three Months Ended December 31, 2014	$—
Three Months Ended December 31, 2015	619
Six Months Ended December 31, 2014	—
Six Months Ended December 31, 2015	1,238
The following managerial assistance payments were paid from Credit Central to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2014	$175
Three Months Ended December 31, 2015	175
Six Months Ended December 31, 2014	350
Six Months Ended December 31, 2015	350
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$175
December 31, 2015	175
The following amounts were due to Credit Central from Prospect for reimbursement of expenses paid by Credit Central on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2015	$27
December 31, 2015	26
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
On September 15, 2014, Echelon made an optional partial prepayment of $37,313 of the Senior Secured Revolving Credit Facility outstanding.
On September 30, 2014, Prospect made an additional $5,800 investment in the membership interests of Echelon.
During the year ended June 30, 2015, Echelon issued 54,482.06 Class B shares to the company’s President, decreasing Prospect’s ownership to 99.02%.
The following interest payments were accrued and paid from Echelon to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$1,460
Three Months Ended December 31, 2015	1,460
Six Months Ended December 31, 2014	4,023
Six Months Ended December 31, 2015	2,920
The following interest income recognized had not yet been paid by Echelon to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$2,412
December 31, 2015	2,444
The following managerial assistance payments were paid from Echelon to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2014	$—
Three Months Ended December 31, 2015	63
Six Months Ended December 31, 2014	125
Six Months Ended December 31, 2015	125
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$63
December 31, 2015	63
The following payments were paid from Echelon to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Echelon (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2014	$—
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	5
Six Months Ended December 31, 2015	120
The following amounts were due from Echelon to Prospect for reimbursement of expenses paid by Prospect on behalf of Echelon and were included by Prospect within other receivables:

June 30, 2015	$30
December 31, 2015	3
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
The following amounts were paid from Edmentum to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended December 31, 2014	$—
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	—
Six Months Ended December 31, 2015	4,896
The following interest payments were accrued and paid from Edmentum to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$—
Three Months Ended December 31, 2015	834
Six Months Ended December 31, 2014	—
Six Months Ended December 31, 2015	1,886
Included above, the following payment-in-kind interest from Edmentum was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$—
Three Months Ended December 31, 2015	813
Six Months Ended December 31, 2014	—
Six Months Ended December 31, 2015	1,266
The following interest income recognized had not yet been paid by Edmentum to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$—
December 31, 2015	568
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
During the six months ended December 31, 2015, Prospect dissolved the following entities: Change Clean Energy Company, LLC, Change Clean Energy, LLC, Down East Power Company, LLC and BioChips LLC.
The following payments were paid from Energy Solutions to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Energy Solutions (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2014	$—
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	—
Six Months Ended December 31, 2015	65

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
During the quarter ended December 31, 2015, Prospect made an additional $8,005 investment split evenly between equity and the second lien term loan to First Tower.
The following dividends were declared and paid from First Tower to First Tower Delaware and recognized as dividend income by First Tower Delaware:

Three Months Ended December 31, 2014	$1,929
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	1,929
Six Months Ended December 31, 2015	—
All dividends were paid from earnings and profits of First Tower.
The following amounts were paid from First Tower to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended December 31, 2014	$—
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	—
Six Months Ended December 31, 2015	678

The following interest payments were accrued and paid from First Tower to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$13,671
Three Months Ended December 31, 2015	14,167
Six Months Ended December 31, 2014	24,587
Six Months Ended December 31, 2015	28,304
Included above, the following payment-in-kind interest from First Tower was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$—
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	—
Six Months Ended December 31, 2015	347

The following interest income recognized had not yet been paid by First Tower to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$4,612
December 31, 2015	156
During the three months ended December 31, 2015, the managerial assistance agreement between First Tower Delaware and Prospect Administration was amended and $1,200 of managerial assistance expense was reversed at First Tower Delaware. First Tower replaced First Tower Delaware in the managerial assistance agreement with Prospect Administration as of December 14, 2015.

The following managerial assistance payments were accrued and paid from First Tower Delaware to Prospect Administration and recognized by Prospect as an expense:

Three Months Ended December 31, 2014	$600
Three Months Ended December 31, 2015	(1,200)
Six Months Ended December 31, 2014	1,200
Six Months Ended December 31, 2015	(1,200)
The following managerial assistance recognized has not yet been paid by First Tower Delaware to Prospect Administration and was included by Prospect within due to Prospect Administration.

June 30, 2015	$600
December 31, 2015	—
The following managerial assistance recognized had not yet been paid by First Tower to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2015	$—
December 31, 2015	1,800
The following amounts were due from First Tower to Prospect for reimbursement of expenses paid by Prospect on behalf of First Tower and were included by Prospect within other receivables:

June 30, 2015	$20
December 31, 2015	21

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
On October 30, 2015, we restructured our investment in Freedom Marine Solutions, LLC (“Freedom Marine”). Concurrent with the restructuring, we exchanged our $32,500 senior secured loans for additional membership interest in Freedom Marine.

The following interest payments were accrued and paid from Vessel to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$161
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	322
Six Months Ended December 31, 2015	159
The following interest income recognized had not yet been paid by Vessel to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$2
December 31, 2015	—
The following interest payments were accrued and paid from Vessel II to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$432
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	864
Six Months Ended December 31, 2015	427
The following interest income recognized had not yet been paid by Vessel II to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$5
December 31, 2015	—
The following interest payments were accrued and paid from Vessel III to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$532
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	1,063
Six Months Ended December 31, 2015	526
The following interest income recognized had not yet been paid by Vessel III to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$6
December 31, 2015	—

The following managerial assistance recognized had not yet been paid by Freedom Marine to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2015	$—
December 31, 2015	75
The following amounts were due from Freedom Marine to Prospect for reimbursement of expenses paid by Prospect on behalf of Freedom Marine and were included by Prospect within other receivables:

June 30, 2015	$3
December 31, 2015	2
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
During the six months ended December 31, 2015, Prospect made an additional $6,000 investment in the first lien term loan to Gulf Coast to fund capital improvements to key forging equipment and other liquidity needs.
The following amounts were paid from Gulf Coast to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended December 31, 2014	$—
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	—
Six Months Ended December 31, 2015	75

The following interest payments were accrued and paid from Gulf Coast to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$523
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	1,046
Six Months Ended December 31, 2015	—
The following amounts were due from Gulf Coast to Prospect for reimbursement of expenses paid by Prospect on behalf of Gulf Coast and were included by Prospect within other receivables:

June 30, 2015	$1
December 31, 2015	—

The following amounts were due to Gulf Coast from Prospect for reimbursement of expenses paid by Gulf Coast on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2015	$—
December 31, 2015	1
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
In addition to the repayments noted above, the following amounts were paid from Harbortouch to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended December 31, 2014	$1,432
Three Months Ended December 31, 2015	1,307
Six Months Ended December 31, 2014	1,639
Six Months Ended December 31, 2015	2,581
The following dividends were declared and paid from Harbortouch to Harbortouch Holdings and recognized as dividends income by Harbortouch Holdings:

Three Months Ended December 31, 2014	$13
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	27
Six Months Ended December 31, 2015	—
All dividends were paid from earnings and profits of Harbortouch.

The following cash distributions were declared and paid from Harbortouch to Harbortouch Holdings and recognized as a return of capital by Harbortouch Holdings:

Three Months Ended December 31, 2014	$—
Three Months Ended December 31, 2015	9
Six Months Ended December 31, 2014	—
Six Months Ended December 31, 2015	23
The following interest payments were accrued and paid from Harbortouch to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$7,717
Three Months Ended December 31, 2015	7,738
Six Months Ended December 31, 2014	14,590
Six Months Ended December 31, 2015	15,516
The following interest income recognized had not yet been paid by Harbortouch to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$2,077
December 31, 2015	6,149
The following managerial assistance payments were paid from Harbortouch to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2014	$125
Three Months Ended December 31, 2015	125
Six Months Ended December 31, 2014	250
Six Months Ended December 31, 2015	250
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$125
December 31, 2015	125
The following payments were paid from Harbortouch to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Harbortouch (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2014	$—
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	46
Six Months Ended December 31, 2015	—
The following amounts were due from Harbortouch to Prospect for reimbursement of expenses paid by Prospect on behalf of Harbortouch and were included within other receivables:

June 30, 2015	$—
December 31, 2015	59

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
During the year ended June 30, 2015, Prospect funded $2,500 of MITY’s senior secured revolving facility, which MITY fully repaid during that time.

The following dividends were declared and paid from MITY to MITY Delaware and recognized as dividend income by MITY Delaware:

Three Months Ended December 31, 2014	$—
Three Months Ended December 31, 2015	710
Six Months Ended December 31, 2014	—
Six Months Ended December 31, 2015	710
All dividends were paid from earnings and profits of MITY.
The following interest payments were accrued and paid from MITY to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$1,323
Three Months Ended December 31, 2015	1,307
Six Months Ended December 31, 2014	2,615
Six Months Ended December 31, 2015	2,612
Included above, the following payment-in-kind interest from MITY was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$—
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	—
Six Months Ended December 31, 2015	140
The following interest income recognized had not yet been paid by MITY to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$14
December 31, 2015	14
The following interest payments were accrued and paid from Broda Canada to MITY Delaware and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$166
Three Months Ended December 31, 2015	141
Six Months Ended December 31, 2014	337
Six Months Ended December 31, 2015	285
During the six months ended December 31, 2015, there was a favorable fluctuation in the foreign currency exchange rate and MITY Delaware recognized $0.4 of realized gain related to its investment in Broda Canada.
The following managerial assistance payments were paid from MITY to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2014	$75
Three Months Ended December 31, 2015	75
Six Months Ended December 31, 2014	160
Six Months Ended December 31, 2015	150
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$75
December 31, 2015	75

The following payments were paid from MITY to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to MITY (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2014	$—
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	—
Six Months Ended December 31, 2015	59
The following amounts were due from MITY to Prospect for reimbursement of expenses paid by Prospect on behalf of MITY and were included within other receivables:

June 30, 2015	$—
December 31, 2015	5
The following amounts were due to MITY from Prospect for reimbursement of expenses paid by MITY on behalf of Prospect and were included within other liabilities:

June 30, 2015	$1
December 31, 2015	—
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
On November 5, 2015 Prospect made a $9,017 investment in NPRC used to purchase additional common equity in NPRC through NPH. The proceeds were utilized by NPRC to purchase an 80.0% ownership interest in SSIL I, LLC for $9,017. The JV was purchased for $34,500 which included debt financing and minority interest of $26,450 and $2,254, respectively. The remaining proceeds were used to pay $180 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $1,243 of escrows and reserves, $1,243 of third party expenses, $42 of legal services provided by attorneys at Prospect Administration, and $513 of capital expenditures.
On November 12, 2015, NPRC used supplemental debt proceeds obtained by its’ JVs to make a partial repayment on the Senior Term Loan of 22,098.
On November 19, 2015, Prospect made a $695 investment in NPRC used to purchase additional common equity of NPRC through NPH. The proceeds were utilized by NPRC to purchase additional ownership interest in its multi-family properties for $690 and pay $5 of legal services provided by attorneys at Prospect Administration. The minority interest holder also invested an additional $76 in the JVs. The proceeds were used by the JVs to fund $766 of capital expenditures.
On November 25, 2015, Prospect made a $323 investment in NPRC used to purchase additional common equity of NPRC through NPH. The proceeds were utilized by NPRC to purchase additional ownership interest in its multi-family properties for $321 and pay $2 of legal services provided by attorneys at Prospect Administration. The minority interest holder also invested an additional $19 in the JVs. The proceeds were used by the JVs to fund $340 of capital expenditures.
On December 23, 2015, Prospect made a $499 investment in NPRC used to purchase additional common equity of NPRC through NPH. The proceeds were utilized by NPRC to purchase additional ownership interest in its multi-family property for $499. The minority interest holder also invested an additional $12 in the JVs. The proceeds were used by the JVs to fund $511 of capital expenditures.
On December 30, 2015, NPRC used supplemental debt proceeds obtained by its’ JVs to make a partial repayment on the Senior Term Loan of 9,821.
During the six months ended December 31, 2015, we provided $147,364 and $31,394 of debt and equity financing, respectively, to NPRC to enable certain of its wholly-owned subsidiaries to invest in online consumer loans. In addition, during the six months ended December 31, 2015, we received partial repayments of $40,460 of our loans previously outstanding and $7,140 as a return of capital on our equity investment in NPRC.

The following interest payments were accrued and paid by NPRC to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$6,634
Three Months Ended December 31, 2015	7,453
Six Months Ended December 31, 2014	9,943
Six Months Ended December 31, 2015	13,408
Included above, the following payment-in-kind interest from NPRC was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$135
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	1,318
Six Months Ended December 31, 2015	703
The following interest income recognized had not yet been paid by NPRC to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$116
December 31, 2015	97

The following interest payments were accrued and paid by ACLLH to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$—
Three Months Ended December 31, 2015	8,298
Six Months Ended December 31, 2014	—
Six Months Ended December 31, 2015	16,454
The following interest income recognized had not yet been paid by ACLLH to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$23
December 31, 2015	78
The following net revenue interest payments were paid from NPRC to Prospect and recognized by Prospect as other income:

Three Months Ended December 31, 2014	$352
Three Months Ended December 31, 2015	663
Six Months Ended December 31, 2014	644
Six Months Ended December 31, 2015	1,430
The following structuring fees were paid from ACLLH to Prospect and recognized by Prospect as other income:

Three Months Ended December 31, 2014	$—
Three Months Ended December 31, 2015	1,188
Six Months Ended December 31, 2014	—
Six Months Ended December 31, 2015	1,605
The following managerial assistance payments were paid from NPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2014	$127
Three Months Ended December 31, 2015	128
Six Months Ended December 31, 2014	255
Six Months Ended December 31, 2015	255
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$128
December 31, 2015	128
The following payments were paid from NPRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to NPRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2014	$—
Three Months Ended December 31, 2015	595
Six Months Ended December 31, 2014	60
Six Months Ended December 31, 2015	1,029
The following amounts were due from NPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of NPRC and included by Prospect within other receivables:

June 30, 2015	$108
December 31, 2015	4

The following amounts were due to ACLLH from Prospect for reimbursement of expenses paid by ACLLH on behalf of Prospect and included by Prospect within other liabilities:

June 30, 2015	$—
December 31, 2015	9
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
During the quarter ended December 31, 2015, Prospect made additional investments totaling $1,876 in the senior subordinated term loan to Nationwide.
The following dividends were declared and paid from Nationwide to Nationwide Holdings and recognized as dividend income by Nationwide Holdings:

Three Months Ended December 31, 2014	$634
Three Months Ended December 31, 2015	1,331
Six Months Ended December 31, 2014	1,305
Six Months Ended December 31, 2015	1,688
All dividends were paid from earnings and profits of Nationwide.

The following interest payments were accrued and paid from Nationwide to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$757
Three Months Ended December 31, 2015	758
Six Months Ended December 31, 2014	1,515
Six Months Ended December 31, 2015	1,516
The following interest income recognized had not yet been paid by Nationwide to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$8
December 31, 2015	9
The following managerial assistance payments were paid from Nationwide to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2014	$100
Three Months Ended December 31, 2015	100
Six Months Ended December 31, 2014	200
Six Months Ended December 31, 2015	200
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$100
December 31, 2015	100
The following payments were paid from Nationwide to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Nationwide (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative service costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2014	$4
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	4
Six Months Ended December 31, 2015	—
The following amounts were due to Nationwide from Prospect for reimbursement of expenses paid by Nationwide on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2015	$12
December 31, 2015	8
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
The following interest payments were accrued and paid from NMMB to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$110
Three Months Ended December 31, 2015	133
Six Months Ended December 31, 2014	263
Six Months Ended December 31, 2015	266

The following interest income recognized had not yet been paid by NMMB to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$133
December 31, 2015	1
The following interest payments were accrued and paid from Armed Forces to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$250
Three Months Ended December 31, 2015	250
Six Months Ended December 31, 2014	504
Six Months Ended December 31, 2015	501
The following interest income recognized had not yet been paid by Armed Forces to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$250
December 31, 2015	3
The following managerial assistance recognized had not yet been paid by NMMB to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2015	$700
December 31, 2015	900

The following amounts were due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB and were included by Prospect within other receivables:

June 30, 2015	$2
December 31, 2015	1
R-V Industries, Inc.
As of July 1, 2011 and continuing through December 31, 2015, Prospect owns 88.27% of the fully-diluted equity of R-V Industries, Inc. (“R-V”), with R-V management owning the remaining 11.73% of the equity. As of June 30, 2011, Prospect’s equity investment cost basis was $1,682 and $5,087 for warrants and common stock, respectively.
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
The following dividends were declared and paid from R-V to Prospect and recognized as dividend income by Prospect:

Three Months Ended December 31, 2014	$75
Three Months Ended December 31, 2015	75
Six Months Ended December 31, 2014	149
Six Months Ended December 31, 2015	149
All dividends were paid from earnings and profits of R-V.
The following interest payments were accrued and paid from R-V to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$760
Three Months Ended December 31, 2015	731
Six Months Ended December 31, 2014	1,520
Six Months Ended December 31, 2015	1,462
The following managerial assistance payments were paid from R-V to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2014	$45
Three Months Ended December 31, 2015	45
Six Months Ended December 31, 2014	90
Six Months Ended December 31, 2015	90
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$45
December 31, 2015	45

The following payments were paid from R-V to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to R-V (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative service costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2014	$—
Three Months Ended December 31, 2015	1
Six Months Ended December 31, 2014	—
Six Months Ended December 31, 2015	1
The following amounts were due to R-V from Prospect for reimbursement of expenses paid by R-V on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2015	$2
December 31, 2015	2
SB Forging Company, Inc.
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
SB Forging has incurred $2,560 of overhead expense, which is included within due to Prospect Administration at December 31, 2015.

The following amounts were paid from Ajax to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended December 31, 2014	$19,337
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	19,337
Six Months Ended December 31, 2015	—

The following interest payments, including prepayment penalty fees, were accrued and paid from Ajax to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$437
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	956
Six Months Ended December 31, 2015	—
The following managerial assistance payments were paid from Ajax to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2014	$45
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	45
Six Months Ended December 31, 2015	—
The following payments were paid from SB Forging to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to SB Forging (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2014	$1,391
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	1,391
Six Months Ended December 31, 2015	—
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
On November 25, 2015, Prospect made a $3,433 investment in UPRC, of which $2,746 was a Senior Term Loan and $687 was used to purchase additional common equity of UPRC through UPH. The proceeds were utilized by UPRC to purchase additional ownership interest in Columbus OH Apartment Holdco, LLC for $3,274, and pay $2 of legal services provided by attorneys at Prospect Administration with $158 retained by UPRC for working capital. The proceeds were used by the JV to fund $3,209 of capital expenditures and pay $65 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income).
The following interest payments were accrued and paid by UPRC to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$1,767
Three Months Ended December 31, 2015	1,928
Six Months Ended December 31, 2014	2,460
Six Months Ended December 31, 2015	3,820
Included above, the following payment-in-kind interest from UPRC was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$—
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	162
Six Months Ended December 31, 2015	—
The following interest income recognized had not yet been paid by UPRC to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$20
December 31, 2015	21
The following net revenue interest payments were paid from UPRC to Prospect and recognized by Prospect as other income:

Three Months Ended December 31, 2014	$247
Three Months Ended December 31, 2015	311
Six Months Ended December 31, 2014	320
Six Months Ended December 31, 2015	594
The following managerial assistance payments were paid from UPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2014	$50
Three Months Ended December 31, 2015	50
Six Months Ended December 31, 2014	100
Six Months Ended December 31, 2015	100
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$50
December 31, 2015	50

The following payments were paid from UPRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to UPRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2014	$14
Three Months Ended December 31, 2015	92
Six Months Ended December 31, 2014	73
Six Months Ended December 31, 2015	217
The following amounts were due from UPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of UPRC and were included by Prospect within other receivables:

June 30, 2015	$15
December 31, 2015	15
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
The following interest payments were accrued and paid from Valley Electric to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$986
Three Months Ended December 31, 2015	1,053
Six Months Ended December 31, 2014	1,934
Six Months Ended December 31, 2015	2,085

Included above, the following payment-in-kind interest from Valley Electric was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$445
Three Months Ended December 31, 2015	484
Six Months Ended December 31, 2014	881
Six Months Ended December 31, 2015	958
The following interest income recognized had not yet been paid by Valley Electric to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$11
December 31, 2015	12
The following interest payments were accrued and paid from Valley to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$273
Three Months Ended December 31, 2015	280
Six Months Ended December 31, 2014	544
Six Months Ended December 31, 2015	557
Included above, the following payment-in-kind interest from Valley was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2014	$65
Three Months Ended December 31, 2015	24
Six Months Ended December 31, 2014	130
Six Months Ended December 31, 2015	90
The following interest income recognized had not yet been paid by Valley to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$3
December 31, 2015	3
The following managerial assistance payments were paid from Valley to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2014	$75
Three Months Ended December 31, 2015	75
Six Months Ended December 31, 2014	150
Six Months Ended December 31, 2015	150
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$75
December 31, 2015	75

The following payments were paid from Valley Electric to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Valley Electric (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2014	$18
Three Months Ended December 31, 2015	—
Six Months Ended December 31, 2014	18
Six Months Ended December 31, 2015	9
The following amounts were due from Valley Electric to Prospect for reimbursement of expenses paid by Prospect on behalf of Valley Electric and were included by Prospect within other receivables:

June 30, 2015	$—
December 31, 2015	4
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
The following managerial assistance payments were paid from Wolf Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2014	$—
Three Months Ended December 31, 2015	110
Six Months Ended December 31, 2014	—
Six Months Ended December 31, 2015	110
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$—
December 31, 2015	110
Note 15. Litigation
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters.
The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. In December 2015, the Company received from the Securities and Exchange Commission a notice formally closing an investigation commenced in May 2014 and advising the Company the Staff did not intend to recommend an enforcement action by the SEC against the Company.  We are not aware of any material legal proceedings as of December 31, 2015.

Note 16. Financial Highlights
The following is a schedule of financial highlights for the three and six months ended December 31, 2015 and December 31, 2014:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Per Share Data
Net asset value at beginning of period	$10.17	$10.47	$10.31	$10.56
Net investment income(1)	0.28	0.26	0.54	0.53
Net realized loss(1)	(0.01)	(0.38)	(0.02)	(0.45)
Net change in unrealized appreciation (depreciation) on investments(1)	(0.54)	0.36	(0.71)	0.41
Dividends to shareholders	(0.25)	(0.33)	(0.50)	(0.66)
Common stock transactions(2)	—	(0.03)	0.03	(0.04)
Net asset value at end of period	$9.65	$10.35	$9.65	$10.35

Per share market value at end of period	$6.98	$8.26	$6.98	$8.26
Total return based on market value(3)	1.27%	(13.53%)	1.26%	(16.94%)
Total return based on net asset value(3)	(1.85%)	2.45%	0.08%	4.77%
Shares of common stock outstanding at end of period	355,411,712	358,250,121	355,411,712	358,250,121
Weighted average shares of common stock outstanding	355,241,104	354,100,179	356,101,673	348,729,620

Ratios/Supplemental Data
Net assets at end of period	$3,431,427	$3,709,077	$3,431,427	$3,709,077
Portfolio turnover rate	10.98%	3.50%	17.64%	17.13%
Annualized ratio of operating expenses to average net assets	12.30%	11.70%	12.18%	11.74%
Annualized ratio of net investment income to average net assets	11.46%	9.93%	10.77%	10.14%
The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2015:

	Year Ended June 30,
	2015	2014	2013	2012	2011
Per Share Data
Net asset value at beginning of year	$10.56	$10.72	$10.83	$10.36	$10.30
Net investment income(1)	1.03	1.19	1.57	1.63	1.10
Net realized losses (gains) on investments(1)	(0.51)	(0.01)	(0.13)	0.32	0.19
Net change in unrealized appreciation (depreciation) on investments(1)	0.47	(0.12)	(0.37)	(0.28)	0.09
Net realized losses on extinguishment of debt(1)	(0.01)	—	—	—	—
Dividends to shareholders	(1.19)	(1.32)	(1.28)	(1.22)	(1.21)
Common stock transactions(2)	(0.04)	0.10	0.10	0.02	(0.11)
Net asset value at end of year	$10.31	$10.56	$10.72	$10.83	$10.36

Per share market value at end of year	$7.37	$10.63	$10.80	$11.39	$10.11
Total return based on market value(3)	(20.84%)	10.88%	6.24%	27.21%	17.22%
Total return based on net asset value(3)	11.47%	10.97%	10.91%	18.03%	12.54%
Shares of common stock outstanding at end of year	359,090,759	342,626,637	247,836,965	139,633,870	107,606,690
Weighted average shares of common stock outstanding	353,648,522	300,283,941	207,069,971	114,394,554	85,978,757

Ratios/Supplemental Data
Net assets at end of year	$3,703,049	$3,618,182	$2,656,494	$1,511,974	$1,114,357
Portfolio turnover rate	25.32%	15.21%	29.24%	29.06%	27.63%
Annualized ratio of operating expenses to average net assets	11.70%	11.11%	11.50%	10.73%	8.47%
Annualized ratio of net investment income to average net assets	9.91%	11.18%	14.86%	14.92%	10.60%

(1)	Per share data amount is based on the weighted average number of common shares outstanding for the period presented (except for dividends to shareholders which is based on actual rate per share).

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

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ending June 30, 2016.

	Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
September 30, 2013	161,034	0.62	82,337	0.32	(2,437)	(0.01)	79,900	0.31
December 31, 2013	178,090	0.62	92,215	0.32	(6,853)	(0.02)	85,362	0.30
March 31, 2014	190,327	0.60	98,523	0.31	(16,422)	(0.05)	82,101	0.26
June 30, 2014	182,840	0.54	84,148	0.25	(12,491)	(0.04)	71,657	0.21

September 30, 2014	202,021	0.59	94,463	0.28	(10,355)	(0.04)	84,108	0.24
December 31, 2014	198,883	0.56	91,325	0.26	(5,355)	(0.02)	85,970	0.24
March 31, 2015	191,350	0.53	87,441	0.24	(5,949)	(0.01)	81,492	0.23
June 30, 2015	198,830	0.55	89,518	0.25	5,251	0.01	94,769	0.26

September 30, 2015	200,251	0.56	91,242	0.26	(63,425)	(0.18)	27,817	0.08
December 31, 2015	209,191	0.59	100,893	0.28	(196,013)	(0.55)	(95,120)	(0.27)

(1)
Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

Note 18. Subsequent Events
On January 21, 2016, we sold 100% of our CIFC Funding 2011-I, Ltd. Class E and Class D notes with a cost basis of $28,939. We realized a gain of $3,976 on the sale.
During the period from January 1, 2016 through February 9, 2016, we made one follow-on investments in NPRC totaling $2,026 to support our online consumer lending initiative. We invested $304 of equity through NPH and $1,722 of debt directly to ACL Loan Holdings, Inc., a wholly-owned subsidiary of NPRC. On January 20, 2016, NPRC partially repaid $6,774 of its outstanding loan.
During the period from January 1, 2016 through February 9, 2016, our wholly-owned subsidiary PSBL purchased $7,597 of small business whole loans from OnDeck.
During the period from January 1, 2016 through February 9, 2016 we issued $2,746 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $2,712.

On February 9, 2016, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.08333 per share for February 2016 to holders of record on February 29, 2016 with a payment date of March 24, 2016;

•	$0.08333 per share for March 2016 to holders of record on March 31, 2016 with a payment date of April 21, 2016; and

•	$0.08333 per share for April 2016 to holders of record on April 29, 2016 with a payment date of May 19, 2016.

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
Aircraft Leasing – We invest debt as well as equity in aircraft assets subject to commercial leases to credit-worthy airlines across the globe. These investments present attractive return opportunities due to cash flow consistency from long-lived assets coupled with hard asset collateral. We seek to deliver risk-adjusted returns with strong downside protection by analyzing relative value characteristics across the spectrum of aircraft types of all vintages. Our target portfolio includes both in-production and out-of-production jet and turboprop aircraft and engines, operated by airlines across the globe. This strategy comprised approximately 1% of our business in the fiscal year ended June 30, 2015 and approximately 1% as of December 31, 2015.
Online Lending – We make investments in loans originated by certain consumer loan and small and medium sized business (“SME”) aggregators. We purchase each loan in its entirety (i.e., a “whole loan”). The borrowers are consumers and SMEs. The loans are typically serviced by the aggregators of the loans. This strategy comprised approximately 5% of our business in the fiscal year ended June 30, 2015 and approximately 5% as of December 31, 2015.
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

We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment in the holding company, generally as equity, its equity investment in the operating company and along with any debt from us directly to the operating company structure represents our total exposure for the investment. As of December 31, 2015, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $2,006,363 and $2,008,634, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. On July 1, 2014, we began consolidating all wholly-owned and substantially wholly-owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There were no significant effects of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
We seek to be a long-term investor with our portfolio companies. The aggregate fair value of our portfolio investments was $6,179,670 and $6,609,558 as of December 31, 2015 and June 30, 2015, respectively. During the six months ended December 31, 2015, our net cost of investments decreased by $177,966, or 2.7%, as a result of the following: eleven new investments, several follow-on investments, and three revolver advances, totaling $1,129,935 (including structuring fees of $6,906; payment-in-kind interest of $4,140; net amortization of discounts and premiums of $40,627); and full repayments on twelve investments, sale of two investments, and several partial prepayments and amortization payments, totaling $1,259,821, net of realized losses totaling $7,453.
Compared to the end of last fiscal year (ended June 30, 2015), net assets decreased by $(271,622), or (7.3)%, during the six months ended December 31, 2015, from $3,703,049 to $3,431,427. This decrease results from $(177,942) in dividend distributions to our stockholders, the repurchase of shares of our common stock in the amount of $(34,140), and $(67,303) from operations. These decreases, were offset by dividend reinvestments of $7,645. The $(67,303) net decrease from operations is net of the following: net investment income of $192,135, net realized losses on investments of $(7,453), net change in unrealized depreciation on investments of $(251,922), and net realized losses on extinguishment of debt of $(63).
Second Quarter Highlights
Investment Transactions
During the three months ended December 31, 2015, we acquired $123,145 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $566,316, did not fund any revolver advances, and recorded PIK interest of $2,861, resulting in gross investment originations of $692,322. During the three months ended December 31, 2015, we received full repayments on six investments and received several partial prepayments and amortization payments totaling $731,032, including realized losses totaling $5,318. The more significant of these transactions are discussed in “Portfolio Investment Activity.”
Debt Issuances and Redemptions
During the three months ended December 31, 2015, we issued $21,155 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $20,854. These notes were issued with stated interest rates ranging from 4.75% to 6.00% with a weighted average interest rate of 5.11%. These notes mature between October 15, 2020 and December 15, 2025. The following table summarizes the Prospect Capital InterNotes® issued during the three months ended December 31, 2015.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$14,573	4.75%–5.375%	4.99%	10/15/2020 – 12/15/2020
6.5	4,805	5.25%	5.25%	4/15/2022 – 5/15/2022
7	990	5.625%–5.75%	5.65%	11/15/2022 – 12/15/2022
10	787	5.875%–6.00%	5.89%	11/15/2025 – 12/15/2025
	$21,155

During the three months ended December 31, 2015, we repaid $1,978 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended December 31, 2015 was $48.
Share Repurchase Program
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify shareholders of our intention to purchase our common stock. We delivered a notice with our annual proxy mailing on September 23, 2015 and our most recent notice was delivered with a shareholder letter mailing on February 2, 2016. This notice lasts for six months after notice is given. During the three months ended December 31, 2015, we repurchased 350,000 shares of our common stock pursuant to our Repurchase Program for $2,610, or approximately $7.46 weighted average price per share at an approximately 27% discount to net asset value as of September 30, 2015. Cumulative with the preceding quarter, our net asset value per share was increased by approximately $0.03 as a result of the share repurchases.
Equity Issuances
On October 22, 2015, November 19, 2015 and December 24, 2015, we issued 189,172, 182,331 and 167,727 shares of our common stock in connection with the dividend reinvestment plan, respectively.
Affiliate Share Purchases
During the three months ended December 31, 2015, Prospect Capital officers conducted material transactions and purchased 7,552,784 shares of our stock, or 2% of total outstanding shares, both through the open market and shares issued in connection with our dividend reinvestment plan.
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
The sizes and likelihood of these dispositions, some of which are expected to be partial rather than complete spin-offs, remain to be determined, but we currently expect the collective size of these three dispositions to be 10% or less of our asset base. We seek to complete these “spin-offs” in calendar year 2016 in a sequential fashion. The consummation of any of the spin-offs depends upon, among other things: market conditions, regulatory and exchange listing approval, and sufficient investor demand, and there can be no guarantee that we will consummate any of these spin-offs.
On March 11, 2015, Prospect Yield Corporation, LLC (“Prospect Yield”), our wholly-owned subsidiary, filed a registration statement with the SEC in connection with our rights offering disposition of a portion of our structured credit business, and Prospect Yield filed an amendment on April 17, 2015. We are a selling stockholder under the registration statement. If favorable market conditions exist, we will seek but cannot guarantee consummation of this disposition, which is subject to regulatory review.
On May 6, 2015, Prospect Finance Company, LLC (“Prospect Finance”), our indirect wholly-owned subsidiary, filed a confidential registration statement with the SEC in connection with our rights offering disposition of our online consumer lending business, and Prospect Finance filed confidential amendments on June 16, July 20 and August 12, 2015. We are a selling stockholder under the registration statement. If favorable market conditions exist, we will seek but cannot guarantee consummation of this disposition, which is subject to regulatory review.
On May 6, 2015, Prospect Realty Income Trust Corp. (“Prospect Realty”), our wholly-owned subsidiary, filed a confidential registration statement with the SEC in connection with our rights offering disposition of a portion of our real estate business, and Prospect Realty filed confidential amendments on June 30, July 27 and August 12, 2015. We are a selling stockholder under the registration statement. If favorable market conditions exist, we will seek but cannot guarantee consummation of this disposition, which is subject to regulatory review.
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
Investment Holdings
As of December 31, 2015, we continue to pursue our investment strategy. At December 31, 2015, approximately $6,179,670, or 180.1%, of our net assets are invested in 130 long-term portfolio investments and CLOs.
During the six months ended December 31, 2015, we originated $1,129,935 of new investments, primarily composed of $636,534 of debt and equity financing to non-controlled portfolio investments, $396,781 of debt and equity financing to controlled investments, and $96,620 of subordinated notes in CLOs. Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans, though we also continue to close select junior debt and equity investments. Our annualized current yield was 12.7%, 13.0% and 13.3% as of June 30, 2015, September 30, 2015 and December 31, 2015, respectively, across all performing interest bearing investments. The increase in our current yield is primarily due to market fluctuations and the resulting decline in our portfolio value. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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
As of December 31, 2015, we own controlling interests in the following portfolio companies: American Property REIT Corp. (“APRC”); Arctic Energy Services, LLC; CCPI Inc.; CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC; Echelon Aviation LLC (“Echelon”); Edmentum Ultimate Holdings, LLC; First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC; Gulf Coast Machine & Supply Company; Harbortouch Payments, LLC (“Harbortouch”); MITY, Inc.; National Property REIT Corp. (“NPRC”); Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC); NMMB, Inc.; R-V Industries, Inc. (“R-V”); United Property REIT Corp. (“UPRC”); Valley Electric Company, Inc. (“Valley Electric”); and Wolf Energy, LLC. We also own an affiliated interest in BNN Holdings Corp.

The following shows the composition of our investment portfolio by level of control as of December 31, 2015 and June 30, 2015:

	December 31, 2015				June 30, 2015
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$2,006,363	31.4%	$2,008,634	32.5%	$1,894,644	28.9%	$1,974,202	29.9%
Affiliate Investments	2,228	0.0%	3,368	0.1%	45,150	0.7%	45,945	0.7%
Non-Control/Non-Affiliate Investments	4,372,819	68.6%	4,167,668	67.4%	4,619,582	70.4%	4,589,411	69.4%
Total Investments	$6,381,410	100.0%	$6,179,670	100.0%	$6,559,376	100.0%	$6,609,558	100.0%
The following shows the composition of our investment portfolio by type of investment as of December 31, 2015 and June 30, 2015:

	December 31, 2015				June 30, 2015
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Revolving Line of Credit	$6,850	0.1%	$6,850	0.1%	$30,546	0.5%	$30,546	0.5%
Senior Secured Debt	3,319,324	52.0%	3,202,536	51.8%	3,617,111	55.1%	3,533,447	53.5%
Subordinated Secured Debt	1,189,702	18.6%	1,160,610	18.8%	1,234,701	18.8%	1,205,303	18.2%
Subordinated Unsecured Debt	74,208	1.2%	66,370	1.1%	145,644	2.2%	144,271	2.2%
Small Business Loans	32,871	0.5%	32,719	0.5%	50,558	0.8%	50,892	0.8%
CLO Debt	28,939	0.5%	31,600	0.5%	28,613	0.4%	32,398	0.5%
CLO Residual Interest	1,127,707	17.7%	1,049,157	17.0%	1,072,734	16.4%	1,113,023	16.8%
Preferred Stock	139,320	2.2%	81,650	1.3%	41,047	0.6%	4,361	0.1%
Common Stock	292,575	4.6%	301,940	4.9%	181,404	2.8%	164,984	2.5%
Membership Interest	161,088	2.5%	195,012	3.2%	148,192	2.3%	278,537	4.2%
Participating Interest(1)	—	—%	43,416	0.7%	—	—%	42,787	0.6%
Escrow Receivable	7,144	0.1%	6,229	0.1%	7,144	0.1%	5,984	0.1%
Warrants	1,682	0.0%	1,581	0.0%	1,682	0.0%	3,025	0.0%
Total Investments	$6,381,410	100.0%	$6,179,670	100.0%	$6,559,376	100.0%	$6,609,558	100.0%

(1)	Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.
The following shows our investments in interest bearing securities by type of investment as of December 31, 2015 and June 30, 2015:

	December 31, 2015				June 30, 2015
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien	$3,326,174	57.6%	$3,209,386	57.8%	$3,642,761	58.9%	$3,559,097	58.3%
Second Lien	1,189,702	20.5%	1,160,610	20.9%	1,239,597	20.0%	1,210,199	19.8%
Unsecured	74,208	1.3%	66,370	1.2%	145,644	2.4%	144,271	2.4%
Small Business Loans	32,871	0.6%	32,719	0.6%	50,558	0.8%	50,892	0.8%
CLO Debt	28,939	0.5%	31,600	0.6%	28,613	0.5%	32,398	0.5%
CLO Residual Interest	1,127,707	19.5%	1,049,157	18.9%	1,072,734	17.4%	1,113,023	18.2%
Total Debt Investments	$5,779,601	100.0%	$5,549,842	100.0%	$6,179,907	100.0%	$6,109,880	100.0%

The following shows the composition of our investment portfolio by geographic location as of December 31, 2015 and June 30, 2015:

	December 31, 2015				June 30, 2015
Geographic Location	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Canada	$15,000	0.2%	$9,067	0.1%	$15,000	0.2%	$15,000	0.2%
Cayman Islands	1,156,646	18.1%	1,080,757	17.5%	1,101,347	16.8%	1,145,421	17.3%
France	10,085	0.2%	10,085	0.2%	10,145	0.2%	9,734	0.2%
MidWest US	685,011	10.7%	706,594	11.4%	749,036	11.4%	767,419	11.6%
NorthEast US	1,150,372	18.1%	1,175,824	19.0%	1,085,569	16.6%	1,151,510	17.4%
NorthWest US	42,731	0.7%	42,494	0.7%	—	—%	—	—%
Puerto Rico	40,714	0.6%	40,486	0.7%	40,911	0.6%	37,539	0.6%
SouthEast US	1,527,250	23.9%	1,520,374	24.6%	1,609,956	24.5%	1,661,477	25.1%
SouthWest US	596,521	9.3%	505,725	8.2%	762,454	11.6%	693,138	10.5%
Western US	1,157,080	18.2%	1,088,264	17.6%	1,184,958	18.1%	1,128,320	17.1%
Total Investments	$6,381,410	100.0%	$6,179,670	100.0%	$6,559,376	100.0%	$6,609,558	100.0%

The following shows the composition of our investment portfolio by industry as of December 31, 2015 and June 30, 2015:

	December 31, 2015				June 30, 2015
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$70,800	1.1%	$76,373	1.2%	$70,860	1.1%	$78,675	1.2%
Business Services	531,480	8.3%	567,503	9.2%	646,021	9.8%	711,541	10.8%
Chemicals	4,965	0.1%	4,672	0.1%	4,963	0.1%	5,000	0.1%
Commercial Services	245,487	3.9%	236,000	3.8%	245,913	3.8%	241,620	3.6%
Construction & Engineering	59,885	0.9%	38,578	0.6%	58,837	0.9%	30,497	0.4%
Consumer Finance	436,221	6.8%	470,293	7.6%	426,697	6.5%	486,977	7.4%
Consumer Services	186,433	2.9%	188,669	3.1%	190,037	2.9%	190,216	2.9%
Diversified Financial Services	117,892	1.9%	117,066	1.9%	120,327	1.8%	119,919	1.8%
Durable Consumer Products	450,847	7.1%	423,207	6.8%	439,172	6.7%	422,033	6.4%
Food Products	262,726	4.1%	259,099	4.2%	282,185	4.3%	281,365	4.3%
Healthcare	290,700	4.6%	292,812	4.7%	435,893	6.6%	434,446	6.6%
Hotels, Restaurants & Leisure	140,066	2.2%	140,196	2.3%	177,748	2.7%	177,926	2.7%
Machinery	361	0.0%	549	0.0%	376	0.0%	563	0.0%
Manufacturing	217,271	3.4%	179,924	2.9%	163,380	2.5%	126,921	1.9%
Media	331,411	5.2%	320,275	5.2%	361,825	5.5%	350,365	5.3%
Metal Services & Minerals	9,925	0.2%	7,725	0.1%	25,670	0.4%	23,745	0.4%
Oil and Gas Production	8,460	0.1%	6,333	0.1%	3,000	0.0%	22	0.0%
Oil and Gas Services	286,043	4.5%	202,047	3.3%	289,803	4.4%	246,817	3.7%
Online Lending	302,360	4.6%	302,208	4.9%	213,143	3.2%	213,477	3.2%
Personal & Nondurable Consumer Products	215,059	3.4%	188,596	3.1%	213,796	3.4%	193,046	2.8%
Pharmaceuticals	73,576	1.2%	73,557	1.2%	74,951	1.1%	74,588	1.1%
Property Management	5,880	0.1%	3,970	0.1%	5,880	0.1%	3,814	0.1%
Real Estate	465,931	7.3%	502,102	8.1%	462,895	7.1%	512,245	7.8%
Retail	—	—%	—	—%	63	0.0%	260	0.0%
Software & Computer Services	155,794	2.4%	155,383	2.5%	217,429	3.3%	217,472	3.3%
Telecommunication Services	4,574	0.1%	4,478	0.1%	4,573	0.1%	4,595	0.1%
Textiles, Apparel & Luxury Goods	280,957	4.4%	280,957	4.5%	252,200	3.8%	252,200	3.8%
Transportation	69,660	1.1%	56,341	0.9%	70,392	1.1%	63,792	1.0%
Subtotal	$5,224,764	81.9%	$5,098,913	82.5%	$5,458,029	83.2%	$5,464,137	82.7%
Structured Finance(1)	1,156,646	18.1%	1,080,757	17.5%	1,101,347	16.8%	1,145,421	17.3%
Total Investments	$6,381,410	100.0%	$6,179,670	100.0%	$6,559,376	100.0%	$6,609,558	100.0%

(1)	Our CLO investments do not have industry concentrations and as such have been separated in the table above.

Portfolio Investment Activity
During the six months ended December 31, 2015, we acquired $352,479 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $769,916, funded $3,400 of revolver advances, and recorded PIK interest of $4,140, resulting in gross investment originations of $1,129,935. The more significant of these transactions are briefly described below.
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
On August 21, 2015, we committed to funding a $16,000 second lien secured investment in Sitel Worldwide Corporation, a provider of customer care outsourcing services. The second lien term loan bears interest at the greater of 10.5% or Libor plus 9.5% and has a final maturity of September 18, 2022.
On September 16, 2015, we made an investment of $26,773 to purchase 75.09% of the subordinated notes issued by Apidos CLO XXII in a co-investment transaction with Priority Income Fund, Inc., a closed-end fund managed by an affiliate of Prospect Capital Management L.P.
On October 2, 2015, we provided $17,500 of first lien senior secured debt to Easy Gardener Products, Inc., a designer, marketer, and manufacturer of branded lawn and garden products. The first lien term loan bears interest at Libor plus 10.0% and has a final maturity of September 30, 2020.
On October 16, 2015, we made a $37,000 second lien secured debt investment in Universal Fiber Systems, LLC, a manufacturer of custom and specialty fiber products used in high performance applications. The second lien term loan bears interest at the greater of 10.5% or Libor plus 9.5% and has a final maturity of October 2, 2022.
On November 2, 2015, we provided $50,000 of first lien senior secured debt to Coverall North America, Inc., a leading franchiser of commercial cleaning businesses. We invested $25,000 in Term Loan A and $25,000 in Term Loan B Notes. Term Loan A bears interest at the greater of 7.0% or Libor plus 6.0% and has a final maturity of November 2, 2020. Term Loan B bears interest at the greater of 12.0% or Libor plus 11.0% and has a final maturity of November 2, 2020. As part of the recapitalization, we received repayment of the $49,600 loan outstanding.
On November 6, 2015, we made a $20,000 second lien secured debt investment in SCS Merger Sub, Inc., a value-added reseller of data center-focused hardware, software and related services. The second lien term loan bears interest at the greater of 10.5% or Libor plus 9.5% and has a final maturity of October 30, 2023.
On November 9, 2015 and December 28, 2015, we made a combined $30,100 million follow-on first lien senior secured debt investment in System One Holdings, LLC, to support an acquisition. The first lien term loan bears interest at the greater of 11.25% or Libor plus 10.5% and has a final maturity of November 17, 2020.

On December 3, 2015, we provided $245,900 of first lien senior secured debt to Broder Bros., Co., a leading distributor of imprintable sportswear and accessories in the United States. We invested $122,950 in Term Loan A and $122,950 in Term Loan B Notes. Term Loan A bears interest at the greater of 7.0% or Libor plus 5.75% and has a final maturity of June 3, 2021. Term Loan B bears interest at the greater of 13.50% or Libor plus 12.25% and has a final maturity of June 3, 2021. As part of the recapitalization, we sold $5,000 and received a repayment of $246,075 of the previous loan outstanding. We realized no gain or loss on the sale.
During the six months ended December 31, 2015, we made 22 follow-on investments in NPRC totaling $178,758 to support the online consumer lending initiative. We invested $31,394 of equity through NPH Property Holdings, LLC and $147,364 of debt directly to NPRC and its wholly-owned subsidiaries. We also provided $10,694 of equity financing to NPRC, $9,000 of which was for the acquisition of Orchard Village Apartments, a multi-family property located in Aurora, Illinois, and $1,694 to fund capital expenditures for existing properties.
During the six months ended December 31, 2015, we provided $2,268 of equity financing to APRC, and $4,484 debt and and $994 of equity financing to UPRC to fund capital expenditures for existing properties.
During the six months ended December 31, 2015, our wholly-owned subsidiary PSBL purchased $51,423 of small business whole loans from OnDeck.
During the six months ended December 31, 2015, we received full repayments on twelve investments, sold two investments, and received several partial prepayments and amortization payments totaling $1,259,821, net of realized losses totaling $7,453. The more significant of these transactions are briefly described below.
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
On September 25, 2015, Therakos, Inc. repaid the $13,000 loan receivable to us.
On September 30, 2015, we restructured our investment in Arctic Energy. Concurrent with the restructuring, we exchanged our $31,640 senior secured loan and our $20,230 subordinated loan for Class D and Class E equity in Arctic Energy.
On October 9, 2015, BAART Programs, Inc. repaid the $42,866 loans receivable to us.
On October 21, 2015, Aderant North American, Inc. repaid the $7,000 loan receivable to us.
On November 16, 2015 and November 25, 2015, we sold our $14,755 debt investment in American Gilsonite Company. We realized a loss of $4,127 on the sale.
On November 30, 2015, Tolt Solutions, Inc. repaid the $96,382 loan receivable to us.
On December 23, 2015, Stauber Performance Ingredients, Inc. repaid the $16,811 loan receivable to us.
On October 30, 2015, we restructured our investment in CP Energy Services Inc. (“CP Energy”). Concurrent with the restructuring, we exchanged our $86,965 senior secured loan and $15,924 subordinated loan for Series B Redeemable Preferred Stock in CP Energy.

On October 30, 2015, we restructured our investment in Freedom Marine Solutions, LLC (“Freedom Marine”). Concurrent with the restructuring, we exchanged our $32,500 senior secured loans for additional membership interest in Freedom Marine.
During the six months ended December 31, 2015, we received partial repayments of $72,379 of our loans previously outstanding and $7,140 as a return of capital on our equity investment in NPRC.
During the six months ended December 31, 2015, we received a partial repayment of $9,000 of our loan previously outstanding with APRC and recorded $11,016 of dividend income from APRC in connection with the sale of its Vista Palma Sola property.
The following table provides a summary of our investment activity for each quarter within the three years ending June 30, 2016:

Quarter Ended	Acquisitions(1)	Dispositions(2)
September 30, 2014	887,205	863,144
December 31, 2014	522,705	224,076
March 31, 2015	219,111	108,124
June 30, 2015	459,967	437,729

September 30, 2015	437,613	528,789
December 31, 2015	692,322	731,032

(1)	Includes investments in new portfolio companies, follow-on investments in existing portfolio companies, refinancings and PIK interest.

(2)	Includes sales, scheduled principal payments, prepayments and refinancings.
Investment Valuation
In determining the fair value of our portfolio investments at December 31, 2015, the Audit Committee considered valuations from the independent valuation firms. In determining the range of value for debt instruments except CLOs and debt investments in controlled portfolio companies, management and the independent valuation firms generally estimate corporate and security credit ratings and identify corresponding yields to maturity for each loan from relevant market data. A discounted cash flow analysis was then prepared using the appropriate yield to maturity as the discount rate, to determine range of value. For non-traded equity investments, the enterprise value was determined by applying EBITDA multiples or book value multiples for similar guideline public companies and/or similar recent investment transactions. For stressed equity investments, a liquidation analysis was prepared.
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these analyses, applied to each investment, was a total valuation of $6,179,670.
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

American Property REIT Corp.
APRC is a Maryland corporation and a qualified REIT for federal income tax purposes. APRC was formed to hold for investment, operate, finance, lease, manage, and sell a portfolio of real estate assets and engage in any and all other activities as may be necessary, incidental or convenient to carry out the foregoing. APRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. APRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. As of December 31, 2015, we own 100% of the fully-diluted common equity of APRC.
During the six months ended December 31, 2015, we provided $2,268 of equity financing to APRC to fund capital expenditures for existing properties.
As of December 31, 2015, APRC’s real estate portfolio was comprised of eleven multi-family properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by APRC as of December 31, 2015. In addition, during the six months ended December 31, 2015, we received a partial repayment of $9,000 of our loan previously outstanding and recorded $11,016 of dividend income in connection with the sale of Vista Palma Sola (“Vista”) property.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	1557 Terrell Mill Road, LLC	Marietta, GA	12/28/2012	$23,500	$15,032
2	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	16,965
3	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
4	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	9,026
5	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	11,488
6	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	19,400
7	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	13,622
8	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	11,817
9	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
10	Plantations at Hillcrest, LLC	Mobile, AL	1/17/2014	6,930	4,927
11	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	4,905
12	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
				$196,699	$127,037
Due to the sale of APRC’s Vista property and the related dividend distribution, partially offset by an increase in net operating income and resulting property values, the Board of Directors set fair value of our investment in APRC at $111,314 as of December 31, 2015, a premium of $17,296 to its amortized cost, compared to a premium of $18,064 to its amortized cost recorded at June 30, 2015.

First Tower Finance Company LLC
We own 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC (“First Tower”), the operating company. First Tower is a multiline specialty finance company based in Flowood, Mississippi with over 170 branch offices.
On June 15, 2012, we acquired 80.1% of First Tower businesses for $110,200 in cash and 14,518,207 unregistered shares of our common stock. Based on our share price of $11.06 at the time of issuance, we acquired our 80.1% interest in First Tower for approximately $270,771. The assets of First Tower acquired include, among other things, the subsidiaries owned by First Tower, which hold finance receivables, leaseholds, and tangible property associated with First Tower’s businesses. As part of the transaction, we received $4,038 in structuring fee income from First Tower. On October 18, 2012, we funded an additional $20,000 of senior secured debt to support seasonally high demand during the holiday season. On December 30, 2013, we funded an additional $10,000 to again support seasonal demand and received $8,000 of structuring fees related to the renegotiation and expansion of First Tower’s revolver with a third party which was recognized as other income. As of December 31, 2015, First Tower had $459,752 of finance receivables net of unearned charges. As of December 31, 2015, First Tower’s total debt outstanding to parties senior to us was $317,625.

Due to increased regulatory scrutiny and a corresponding decrease in public comparable multiples, the Board of Directors slightly decreased the fair value of our investment in First Tower Finance to $358,071 as of December 31, 2015, a premium of $32,346 to its amortized cost, compared to the $47,899 unrealized appreciation recorded at June 30, 2015.
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
On March 31, 2014, we acquired a controlling interest in Harbortouch for $147,898 in cash and 2,306,294 unregistered shares of our common stock. We recorded $130,796 of senior secured term debt, $123,000 of subordinated term debt and $24,898 of equity at closing. As part of the transaction, we received $7,536 of structuring fee income from Harbortouch. On April 1, 2014, we restructured our investment in Harbortouch and $14,226 of equity was converted into additional debt investment. On September 30, 2014, we made a $26,431 follow-on investment in Harbortouch to support an acquisition. As part of the transaction, we received $529 of structuring fee income and $50 of amendment fee income from Harbortouch which was recorded as other income. On December 19, 2014, we made an additional $1,292 equity investment in Harbortouch Class C voting units. As of December 31, 2015, we own 100% of the Class C voting units of Harbortouch, which provide for a 53.5% residual profits allocation.
Due to market developments, the Board of Directors decreased the fair value of our investment in Harbortouch to $343,787 as of December 31, 2015, a premium of $40,933 to its amortized cost, compared to the $71,477 unrealized appreciation recorded at June 30, 2015.
National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC was formed to hold for investment, operate, finance, lease, manage, and sell a portfolio of real estate assets and engage in any and all other activities as may be necessary, incidental or convenient to carry out the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly-owned subsidiaries, NPRC invests in online consumer loans. As of December 31, 2015, we own 100% of the fully-diluted common equity of NPRC.
During the six months ended December 31, 2015 we made 22 follow-on investments in NPRC totaling $178,758 to support the online consumer lending initiative. We invested $31,394 of equity through NPH Property Holdings, LLC and $134,449 of debt to ACL Loan Holdings, Inc., a wholly-owned subsidiary of NPRC, with the remaining $12,915 of debt directly to NPRC and its wholly-owned subsidiaries. In addition, during this period, we received a partial repayment of $69,698 NPRC loan previously outstanding.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 12 to 85 months. As of December 31, 2015, the investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 72,132 individual loans and had an aggregate fair value of $611,375. The average outstanding individual loan balance is approximately $9 and the loans mature on dates ranging from October 31, 2016 to January 29, 2023 with an average outstanding term of 37 months as of December 31, 2015. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 20.4%.
During the six months ended December 31, 2015, we provided $10,694 of equity financing to NPRC to fund capital expenditures for existing properties.
As of December 31, 2015, NPRC’s real estate portfolio was comprised of twelve multi-family properties, twelve self-storage properties, and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of December 31, 2015.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	146 Forest Parkway, LLC	Forest Park, GA	10/24/2012	$7,400	$—
2	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	39,600
3	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	157,500
4	APH Carroll 41, LLC	Marietta, GA	11/1/2013	30,600	32,940
5	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	17,571
6	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	18,533
7	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	26,640
8	Uptown Park Apartments II, LLC	Altamonte Springs, FL	11/19/2013	36,590	27,471
9	Mission Gate II, LLC	Plano, TX	11/19/2013	47,621	36,148
10	St. Marin Apartments II, LLC	Coppell, TX	11/19/2013	73,078	53,863
11	APH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	28,321
12	APH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,842
13	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
14	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
15	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
16	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
17	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
18	Ann Arbor Kalamazoo Self Storage, LLC	Scio, MI	8/29/2014	8,927	6,695
19	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
20	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
21	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
22	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
23	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
24	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
25	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
				$715,210	$522,389
Due to an increase in the observed market cap rate for certain properties and an increase in the market yield for the online consumer loans, the Board of Directors marked down the fair value of our investment in NPRC to $567,875 as of December 31, 2015, a premium of $7,579 to its amortized cost, compared to a recorded premium of $22,229 to its amortized cost at June 30, 2015.
United Property REIT Corp.
UPRC is a Delaware limited liability company and a qualified REIT for federal income tax purposes. UPRC was formed to hold for investment, operate, finance, lease, manage, and sell a portfolio of real estate assets and engage in any and all other activities as may be necessary, incidental or convenient to carry out the foregoing. UPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. UPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. As of December 31, 2015, we own 100% of the fully-diluted common equity of UPRC.
During the six months ended December 31, 2015, we provided $4,484 and $994 of debt and equity financing, respectively, to UPRC to fund capital expenditures for existing properties.
As of December 31, 2015, UPRC’s real estate portfolio was comprised of fifteen multi-families properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by UPRC as of December 31, 2015.

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
Due to an increase in same property values driven by an increase in net operating income for the properties, the Board of Directors increased the fair value of our investment in UPRC to $92,402 as of December 31, 2015, a premium of $11,296 to its amortized cost, compared to a recorded premium of $9,057 to its amortized cost at June 30, 2015.
Valley Electric Company, Inc.
We own 94.99% of Valley Electric as of December 31, 2015. Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc. (“Valley”). Valley is a leading provider of specialty electrical services in the state of Washington and is among the top 50 electrical contractors in the U.S. The company, with its headquarters in Everett, Washington, offers a comprehensive array of contracting services, primarily for commercial, industrial, and transportation infrastructure applications, including new installation, engineering and design, design-build, traffic lighting and signalization, low to medium voltage power distribution, construction management, energy management and control systems, 24-hour electrical maintenance and testing, as well as special projects and tenant improvement services. Valley was founded in 1982 by the Ward family, who held the company until the end of 2012.
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
Due to improved operating results, the Board of Directors increased the fair value of our investment in Valley Electric to $38,578 as of December 31, 2015, a discount of $21,307 from its amortized cost, compared to the $28,340 unrealized depreciation recorded at June 30, 2015.
Equity positions in the portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results. Several of our controlled companies experienced such volatility and we recorded corresponding fluctuations in valuations during the six months ended December 31, 2015. See above for discussions regarding the fluctuations in APRC, First Tower, Harbortouch, NPRC, UPRC and Valley Electric. During the six months ended December 31, 2015, the value of our investment in Arctic Energy decreased by $7,540 as a result of declining operations. During the six months ended December 31, 2015, the value of our investment in CP Energy decreased by $12,689 as a result of depressed earnings resulting from softness of the energy markets; Echelon decreased by $2,653 due to an early lease termination for one aircraft; and R-V decreased by $5,381 due to lower sales profitability. In total, twelve of the controlled investments are valued at the original investment amounts or higher, and seven of the controlled investments have been valued at discounts to the original investment. Overall, at December 31, 2015, control investments are valued at $2,004 above their amortized cost.

We hold one affiliate investment at December 31, 2015. Our affiliate portfolio company did not experience a significant change in valuation during the six months ended December 31, 2015.
With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. Non-control/non-affiliate investments did not experience significant changes and are generally performing as expected or better than expected. During the six months ended December 31, 2015, the value of our CLO investments decreased by $118,839 due to non-credit related changes in the capital markets impacting the underlying collateral and increasing our discount rate by 305 bps. Overall, at December 31, 2015, non-control/non-affiliate investments are valued $205,151 below their amortized cost.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of December 31, 2015 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in February 2011, April 2012, August 2012, December 2012 and April 2014; Public Notes which we issued in March 2013, April 2014 and December 2015; and Prospect Capital InterNotes® which we issue from time to time. Our equity capital is comprised entirely of common equity.
The following table shows the maximum draw amounts and outstanding borrowings of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of December 31, 2015 and June 30, 2015.

	December 31, 2015		June 30, 2015
	Maximum Draw Amount	Amount Outstanding	Maximum Draw Amount	Amount Outstanding
Revolving Credit Facility	$885,000	$58,000	$885,000	$368,700
Convertible Notes	1,089,500	1,089,500	1,239,500	1,239,500
Public Notes	708,191	708,191	548,094	548,094
Prospect Capital InterNotes®	894,125	894,125	827,442	827,442
Total	$3,576,816	$2,749,816	$3,500,036	$2,983,736
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of December 31, 2015.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$58,000	$—	$—	$58,000	$—
Convertible Notes	1,089,500	167,500	330,000	592,000	—
Public Notes	708,191	—		300,000	408,191
Prospect Capital InterNotes®	894,125	5,710	174,233	395,978	318,204
Total Contractual Obligations	$2,749,816	$173,210	$504,233	$1,345,978	$726,395
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

Historically, we have funded a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock, subscription rights, and warrants and units to purchase such securities in an amount up to $5,000,000 less issuances to date. As of December 31, 2015, we can issue up to $4,828,029 of additional debt and equity securities in the public market under this shelf registration. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.
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
On August 29, 2014, we renegotiated the 2012 Facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility” and collectively with the 2012 Facility, the “Revolving Credit Facility”). The lenders have extended commitments of $885,000 under the 2014 Facility as of December 31, 2015. The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.
The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of December 31, 2015, we were in compliance with the applicable covenants.
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
As of December 31, 2015 and June 30, 2015, we had $679,803 and $721,800, respectively, available to us for borrowing under the Revolving Credit Facility, of which the amount outstanding was $58,000 and $368,700, respectively. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $885,000. As of December 31, 2015, the investments, including cash and money market funds, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,467,668, which represents 23.5% of our total investments, including cash and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $12,405 of new fees and $3,539 of fees carried over for continuing participants from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, of which $8,895 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of December 31, 2015. During the six months ended December 31, 2014, in accordance with ASC 470-50, we expensed $332 of fees relating to credit providers in the 2012 Facility who did not commit to the 2014 Facility.

During the three months ended December 31, 2015 and December 31, 2014, we recorded $3,544 and $3,247, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the six months ended December 31, 2015 and December 31, 2014, we recorded $7,245 and $7,258, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
Convertible Notes
On December 21, 2010, we issued $150,000 aggregate principal amount of convertible notes that matured on December 15, 2015 (the “2015 Notes”). The 2015 Notes bore interest at a rate of 6.25% per year, payable semi-annually on June 15 and December 15 of each year, beginning June 15, 2011. Total proceeds from the issuance of the 2015 Notes, net of underwriting discounts and offering costs, were $145,200. On December 15, 2015, we repaid the outstanding principal amount of the 2015 Notes, plus interest. No gain or loss was realized on the transaction.
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
On April 11, 2014, we issued $400,000 aggregate principal amount of convertible notes that mature on April 15, 2020 (the “2020 Notes”), unless previously converted or repurchased in accordance with their terms. The 2020 Notes bear interest at a rate of 4.75% per year, payable semi-annually on April 15 and October 15 each year, beginning October 15, 2014. Total proceeds from the issuance of the 2020 Notes, net of underwriting discounts and offering costs, were $387,500. On January 30, 2015, we repurchased $8,000 aggregate principal amount of the 2020 Notes at a price of 93.0, including commissions. As a result of this transaction, we recorded a gain of $332, in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs.
Certain key terms related to the convertible features for the 2016 Notes, the 2017 Notes, the 2018 Notes, the 2019 Notes and the 2020 Notes (collectively, the “Convertible Notes”) are listed below.

	2016 Notes	2017 Notes	2018 Notes	2019 Notes	2020 Notes
Initial conversion rate(1)	78.3699	85.8442	82.3451	79.7766	80.6647
Initial conversion price	$12.76	$11.65	$12.14	$12.54	$12.40
Conversion rate at December 31, 2015(1)(2)	80.2196	87.7516	84.1497	79.8360	80.6670
Conversion price at December 31, 2015(2)(3)	$12.47	$11.40	$11.88	$12.53	$12.40
Last conversion price calculation date	2/18/2015	4/16/2015	8/14/2015	12/21/2015	4/11/2015
Dividend threshold amount (per share)(4)	$0.101150	$0.101500	$0.101600	$0.110025	$0.110525

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at December 31, 2015 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

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
In connection with the issuance of the Convertible Notes, we incurred $39,678 of fees which are being amortized over the terms of the notes, of which $17,662 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of December 31, 2015.
During the three months ended December 31, 2015 and December 31, 2014, we recorded $18,189 and $18,615, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the six months ended December 31, 2015 and December 31, 2014, we recorded $36,918 and $37,204, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
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
On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $154,880.
The 2022 Notes, the 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes, we incurred $13,156 of fees which are being amortized over the term of the notes, of which $11,089 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of December 31, 2015.
During the three months ended December 31, 2015 and December 31, 2014, we recorded $8,340 and $9,489, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the six months ended December 31, 2015 and December 31, 2014, we recorded $16,161and $18,947, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the three months ended December 31, 2015, we issued $21,155 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $20,854. These notes were issued with stated interest rates ranging from 4.75% to 6.00% with a weighted average interest rate of 5.11%. These notes mature between October 15, 2020 and December 15, 2025.

During the six months ended December 31, 2015, we issued $69,289 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $68,235. These notes were issued with stated interest rates ranging from 4.625% to 6.00% with a weighted average interest rate of 5.07%. These notes mature between July 15, 2020 and December 15, 2025.

The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2015.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$32,357	4.625%–5.375%	4.85%	7/15/2020 – 12/15/2020
6.5	35,155	5.10%–5.25%	5.25%	1/15/2022 – 5/15/2022
7	990	5.625%–5.75%	5.65%	11/15/2022 – 12/15/2022
10	787	5.875%–6.00%	5.89%	11/15/2025 – 12/15/2025
	$69,289

During the six months ended December 31, 2014, we issued $21,789 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $21,429. These notes were issued with a stated interest rate of 4.25%. These notes mature between May 15, 2020 and June 15, 2020.

During the three months ended December 31, 2015, we repaid $1,978 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended December 31, 2015 was $(48). The following table summarizes the Prospect Capital InterNotes® outstanding as of December 31, 2015.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,109	4.00%	4.00%	April 15, 2017
4	45,690	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	240,045	4.25%–5.375%	4.91%	July 15, 2018 – December 15, 2020
5.20	4,440	4.625%	4.625%	August 15, 2020 – September 15, 2020
5.3	2,686	4.625%	4.625%	September 15, 2020
5.4	5,000	4.75%	4.75%	August 15, 2019
5.5	110,065	4.25%–5.00%	4.65%	February 15, 2019 – November 15, 2020
6	2,197	3.375%	3.375%	April 15, 2021 – May 15, 2021
7	40,867	5.10%–5.50%	5.24%	February 15, 2020 – May 15, 2022
7	192,389	4.00%–5.85%	5.13%	September 15, 2019 – December 15, 2022
7.5	1,996	5.75%	5.75%	February 15, 2021
10	37,573	3.321%–7.00%	6.12%	March 15, 2022 – December 15, 2025
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,365	5.00%–6.00%	5.14%	May 15, 2028 – November 15, 2028
18	22,628	4.125%–6.25%	5.52%	December 15, 2030 – August 15, 2031
20	4,530	5.75%–6.00%	5.89%	November 15, 2032 – October 15, 2033
25	35,816	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	119,041	5.50%–6.75%	6.23%	November 15, 2042 – October 15, 2043
	$894,125

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
	$827,442
In connection with the issuance of Prospect Capital InterNotes®, we incurred $21,535 of fees which are being amortized over the term of the notes, of which $16,344 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of December 31, 2015.
During the three months ended December 31, 2015 and December 31, 2014, we recorded $12,132 and $10,893, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the six months ended December 31, 2015 and December 31, 2014, we recorded $23,838 and $21,749, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Net Asset Value
During the six months ended December 31, 2015, our net asset value decreased by $271,622, or $0.66 per share, resulting from a $259,375, or $0.73 per weighted average share, decrease in net realized and unrealized gains and losses on investments. (See “Results of Operations” for further discussion.) This decrease in our net asset value was partially offset by net investment income of $192,135, or $0.54 per weighted average share, earned in excess of dividends to shareholders of $177,942, or $0.50 per share, and $0.03 per share increase in net asset value attributable to share repurchases.

During the six months ended December 31, 2015, we repurchased 4,708,750 shares of our common stock pursuant to our Repurchase Program for $34,140, or approximately $7.25 weighted average price per share at an approximately 30% discount to net asset value. Our net asset value per share was increased by approximately $0.03 as a result of the share repurchases. During the six months ended December 31, 2015, we issued 1,029,703 shares of our common stock in connection with the dividend reinvestment plan. The following table shows the calculation of net asset value per share as of December 31, 2015 and June 30, 2015.

	December 31, 2015	June 30, 2015
Net assets	$3,431,427	$3,703,049
Shares of common stock issued and outstanding	355,411,712	359,090,759
Net asset value per share	$9.65	$10.31

Results of Operations
Net change in net assets resulting from operations for the three months ended December 31, 2015 and December 31, 2014 was $(95,120) and $85,970. During the three months ended December 31, 2015 the $181,090 decrease is primarily due to a $190,610 decrease in net realized and unrealized gains and losses on investments when comparing results for the quarters ended December 31, 2015 and December 31, 2014. This $190,610 decrease is comprised of net realized and unrealized losses of $82,864, $457 and $107,289 on our CLO residual interests, debt and equity investments, respectively, primarily due to non-credit related macro changes in the capital markets impacting our valuations in late calendar year 2015. This decrease was offset by a $11,535 increase in dividend income for the quarter ended December 31, 2015 compared to the quarter ended December 31, 2014. (See “Net Realized Losses”, “Net Change in Unrealized Appreciation (Depreciation)” and “Investment Income” for further discussion.)
Net change in net assets resulting from operations for the six months ended December 31, 2015 and December 31, 2014 was $(67,303) and $170,078. During the six months ended December 31, 2015, the $237,381 decrease is primarily due to a $243,665 decrease in net realized and unrealized gains and losses on investments when comparing results for the six months ended December 31, 2015 and December 31, 2014. This $243,665 decrease is comprised of net realized and unrealized losses of $100,570, $8,207 and $134,888 on our CLO residual interests, debt and equity investments, respectively, primarily due to non-credit related macro changes in the capital markets impacting our valuations in late calendar year 2015. This decrease was offset by a $6,347 increase in Net Investment Income for the six months ended December 31, 2015 compared to the six moths ended December 31, 2014. (See “Net Realized Losses”, “Net Change in Unrealized Appreciation (Depreciation)” and “Investment Income” for further discussion.)
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
Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $209,191 and $198,883 for the three months ended December 31, 2015 and December 31, 2014, respectively. Investment income was $409,442 and $400,904 for the six months ended December 31, 2015 and December 31, 2014, respectively. The increases are primarily the result of a larger income producing portfolio.

The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Interest income	$186,503	$188,814	$377,806	$372,954
Dividend income	13,546	2,011	16,761	4,236
Other income	9,142	8,058	14,875	23,714
Total investment income	$209,191	$198,883	$409,442	$400,904

Average debt principal of performing investments	6,064,441	$6,234,279	$6,224,977	$6,119,691
Weighted average interest rate earned on performing debt and equity investments	12.03%	11.85%	11.88%	11.92%

Average interest income producing assets decreased from to $6,234,279 for the three months ended December 31, 2014 to $6,064,441 for the three months ended December 31, 2015. The average interest earned on interest bearing performing assets increased from 11.85% for the three months ended December 31, 2014 to 12.03% for the three months ended December 31, 2015. The increase in returns is primarily due to an increase in interest income from our CLO investments. Average interest income producing assets increased from to $6,119,691 for the six months ended December 31, 2014 to $6,224,977 for the six months ended December 31, 2015. The average interest earned on interest bearing performing assets decreased from 11.92% for the six months ended December 31, 2014 to 11.88% for the six months ended December 31, 2015. The decrease in returns is primarily due to a decrease in interest income from investments placed on non-accrual status.
Investment income is also generated from dividends and other income which is less predictable than interest income. Dividend income increased from $2,011 for the three months ended December 31, 2014 to $13,546 for the three months ended December 31, 2015. The increase in dividend income is primarily attributable to a $11,016 dividend received from our investment in APRC resulting from the sale of APRC’s Vista Palma Sola property. No such dividends were received from APRC during the three months ended December 31, 2014. We received a $1,331 dividend related to our investment in Nationwide during the three months ended December 31, 2015. We also received dividends of $710 and $413 related to our investments in MITY and CCPI, respectively, during the three months ended December 31, 2015. No such dividends were received from MITY or CCPI during the three months ended December 31, 2014. The increase in dividend income was partially offset by a decrease in the level of dividends received from our investments in First Tower and Nationwide during the three months ended December 31, 2015. No such dividends were received from First Tower during the three months ended December 31, 2015.
Dividend income increased from $4,236 for the six months ended December 31, 2014 to $16,761 for the six months ended December 31, 2015. The increase in dividend income is primarily attributable to a $11,016 dividend received from our investment in APRC. No such dividends were received from APRC during the six months ended December 31, 2014. Additionally,we received dividends of $3,195, $1,688 and $710 related to our investments in CCPI, Nationwide and MITY, respectively, during the six months ended December 31, 2015. No such dividends were received from CCPI or MITY during the six months ended December 31, 2014.
Other income has come primarily from structuring fees, royalty interests, and settlement of net profits interests. Income from other sources increased from $8,058 for the three months ended December 31, 2014 to $9,142 for the three months ended December 31, 2015. The increase is primarily due to slight increases in royalty income and structuring fees, together totaling $1,020. During the three months ended December 31, 2015 and December 31, 2014, we recognized structuring fees of $6,845 and $6,636, respectively, from new originations, restructurings, and follow-on investments. The 6,845 of structuring fees recognized during the three months ended December 31, 2015 resulted from follow-on investments and new originations, primarily from our investments in NPRC, Broder, Coverall, and System One, as discussed above. Included within the $6,636 of structuring fees recognized during the three months ended December 31, 2014 is a $2,000 fee from Ajax related to the sale of the operating company for which a fee was received in October 2014. The remaining $4,636 of structuring fees recognized during the three months ended December 31, 2014 resulted from follow-on investments and new originations, primarily from our investments in Hollander, InterDent, Onyx, SAFE and System One, as discussed above.
Income from other sources decreased from $23,714 for the six months ended December 31, 2014 to $14,875 for the six months ended December 31, 2015. The decrease is primarily due to a $10,353 decrease in structuring fees. These fees are primarily generated from originations and will fluctuate as levels of originations and types of originations fluctuate. The decrease is primarily from a reduction in structuring fees from lower origination levels and purchases of online consumer and commercial loans. During the six months ended December 31, 2015 and December 31, 2014, we recognized structuring fees of $10,441 and $20,794, respectively, from new originations, restructurings and follow-on investments. In November 2014, we elected to suspend our equity raising activities. The curtailment of capital raising activities reduced our origination activity. These fees are primarily generated from originations and will fluctuate as levels of originations and types of originations fluctuate. The $10,441 of structuring fees recognized during the six months ended December 31, 2015 resulted from follow-on investments and new originations, primarily from our investments in NPRC, Broder, Coverall, Crosman, Intelius and System One, as discussed above. Included within the $20,794 of structuring fees recognized during the six months ended December 31, 2014 is a $3,000 fee from Airmall related to the sale of the operating company for which a fee was received in August 2014 and a $2,000 fee from Ajax related to the sale of the operating company for which a fee was received in October 2014. The remaining $15,794 of structuring fees recognized during the six months ended December 31, 2014 resulted from follow-on investments and new originations, primarily from our investments in Hollander, InterDent, Onyx, Pacific World, SAFE, System One, Trinity and UPRC, as discussed above.

Operating Expenses
Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate the Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions. Operating expenses were $108,298 and $107,558 for the three months ended December 31, 2015 and December 31, 2014. Operating expenses were $217,307 and $215,116 for the six months ended December 31, 2015 and December 31, 2014, respectively.
The net base management fee was $31,781 and $34,034 for the three months ended December 31, 2015 and December 31, 2014, respectively ($0.09 and $0.10 per weighted average share, respectively). Total gross base management fee was $32,251 and $34,034 for the three months ended December 31, 2015. The $1,783 decrease in total gross base management fee is directly related a decrease in average total assets. The Investment Adviser has entered into a servicing agreement with certain institutions, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. During the three months ended December 31, 2015, we received payments of $470 from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement resulting in net total base management fee of $31,781 for the three months ended December 31, 2015. We were given a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser during the three months ended December 31, 2015. No such payments were received during the three months ended December 31, 2014.
The net base management fee was $64,735 and $67,199 for the six months ended December 31, 2015 and December 31, 2014, respectively ($0.18 and $0.19 per weighted average share, respectively). Total gross base management fee was $65,667 and $67,199 for the six months ended December 31, 2015 and December 31, 2014. The $1,532 decrease in total gross base management fee is directly related a decrease in average total assets. The Investment Adviser has entered into a servicing agreement with certain institutions, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. During the six months ended December 31, 2015, we received payments of $932 from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement resulting in net total base management fee of $64,735 for the six months ended December 31, 2015. We were given a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser during the six months ended December 31, 2015. No such payments were received during the six months ended December 31, 2014.
For the three months ended December 31, 2015 and December 31, 2014, we incurred $25,224 and $22,831 of income incentive fees, respectively ($0.07 and $0.06 per weighted average share, respectively). This increase was driven by a corresponding increase in pre-incentive fee net investment income from $114,156 for the three months ended December 31, 2014 to $126,117 for the three months ended December 31, 2015, primarily due to an increase in dividend income. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
For the six months ended December 31, 2015 and December 31, 2014, we incurred $48,034 and $46,447 of income incentive fees, respectively ($0.13 and $0.13 per weighted average share, respectively). This increase was driven by a corresponding increase in pre-incentive fee net investment income from $232,235 for the six months ended December 31, 2014 to $240,169 for the six months ended December 31, 2015, primarily due to an increase in dividend and other income. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended December 31, 2015 and December 31, 2014, we incurred $42,205 and $42,244, respectively, of interest expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). During the six months ended December 31, 2015 and December 31, 2014, we incurred $84,162 and $85,158, respectively, of expenses related to our Notes. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these periods.

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Interest on borrowings	$36,931	$37,704	$74,247	$74,714
Amortization of deferred financing costs	3,365	2,859	6,916	6,688
Accretion of discount on Public Notes	49	48	98	117
Facility commitment fees	1,860	1,633	2,901	3,639
Total interest and credit facility expenses	$42,205	$42,244	$84,162	$85,158

Average principal debt outstanding	$2,842,501	$2,848,816	$2,899,614	$2,790,268
Weighted average stated interest rate on borrowings(1)	5.20%	5.29%	5.12%	5.36%
Weighted average interest rate on borrowings(2)	5.94%	5.93%	5.81%	6.10%
Revolving Credit Facility amount at beginning of period	$885,000	$810,000	885,000	$857,500

(1)	Includes only the stated interest expense.

(2)	Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
Interest expense during the six months ended December 31, 2015 and December 31, 2014 is relatively stable as a result of increased issuances through our InterNotes programs and increased utilization of our Revolving Credit Facility, offset by both Public and Convertible Note maturities. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 5.36% for the six months ended December 31, 2014 to 5.12% for the six months ended December 31, 2015. This decrease is primarily due to issuances of debt at lower rates and utilization of our Revolving Credit Facility.
The allocation of overhead expense from Prospect Administration was $2,000 and $3,014 for the three months ended December 31, 2015 and December 31, 2014, respectively. The allocation of overhead expense from Prospect Administration was $6,178 and $5,430 for the six months ended December 31, 2015 and December 31, 2014, respectively. During the three months ended December 31, 2015 and December 31, 2014, we reversed $1,200 of managerial assistance expense due to Prospect Administration related to our consolidated entity First Tower Delaware as the payment of this expense was assumed by First Tower LLC, the operating company. Prospect Administration received estimated payments of $1,143 and $2,266 directly from our portfolio companies for legal, tax and portfolio level accounting services during the three months ended December 31, 2015 and December 31, 2014, respectively. Prospect Administration received estimated payments of $2,840 and $3,321 directly from our portfolio companies for legal, tax and portfolio level accounting services during the six months ended December 31, 2015 and December 31, 2014, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration, resulting in net overhead expense of $2,000 and $3,014 during the three months ended December 31, 2015 and December 31, 2014, respectively. Net overhead expense during the six months ended December 31, 2015 and December 31, 2014 was $6,178 and $5,430, respectively. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. As our portfolio continues to grow, we expect Prospect Administration to continue to increase the size of its administrative and financial staff.
Total operating expenses, net of investment advisory fees, interest and credit facility expenses, allocation of overhead from Prospect Administration (“Other Operating Expenses”) were $7,088 and $5,435 for the three months ended December 31, 2015 and December 31, 2014, respectively. The increase of $1,653 during the three months ended December 31, 2015 is primarily due to an overall increase in professional and general and administrative fees due to the growing size and complexity of our portfolio. Other Operating Expenses were $14,198 and $10,882 for the six months ended December 31, 2015 and December 31, 2014, respectively. The increase of $3,316 during the six months ended December 31, 2015 is primarily due to an increase in professional and general and administrative fees due to the growing size and complexity of our portfolio.
Net Investment Income
Net investment income represents the difference between investment income and operating expenses. Net investment income was $100,893 and $91,325 for the three months ended December 31, 2015 and December 31, 2014, respectively. The $9,568 increase during the three months ended December 31, 2015 is primarily the result of a $11,535 increase in dividend income and a $1,084 increase in other income. These increases were offset by a $2,311 decrease in interest income primarily due to an increase in foregone interest on non-accrual loans partially offset by an increase in our online lending portfolio.

Net investment income was $192,135 and $185,788 for the six months ended December 31, 2015 and December 31, 2014, respectively. The $6,347 increase during the six months ended December 31, 2015 is primarily the result of a $12,525 increase in dividend income related to APRC’s sale of the Vista property and a $4,852 increase in interest income related to an increase in income from our online lending portfolio and CLO investments partially offset by an increase in foregone interest on non-accrual loans. These increases were offset by a $8,839 decrease in other income due to fewer originations.
Net Realized Losses
During the three months ended December 31, 2015 and December 31, 2014, we recognized net realized losses on investments of $5,318 and $133,102, respectively. The net realized loss during the three months ended December 31, 2015 was primarily due to the sale of our investments in American Gilsonite and ICON, amounting to $4,243 in realized losses. Additionally, write-offs of our small business whole loans contributed to the net realized loss during the three months ended December 31, 2015. The net realized loss during the three months ended December 31, 2014 was primarily due to the sale of our investment in Ajax for which we recognized a realized loss of $23,560 and the sale of four of our CLO investments for which we realized total losses of $15,639. During the three months ended December 31, 2014, we impaired several of our investments (Change Clean Energy Company, Coalbed, Manx Energy, New Century Transportation, Stryker Energy, Wind River Resources Corporation, and Yatesville Coal Company) and recorded total realized losses of $94,364 for the amount that the amortized cost exceeded the fair value. These losses were partially offset by net realized gains from partial sales and the release of escrowed amounts due to us from several portfolio companies for which we recognized total realized gains of of $461.
During the six months ended December 31, 2015 and December 31, 2014, we recognized net realized losses on investments of $7,453 and $156,013, respectively. The net realized loss during the six months ended December 31, 2015 was primarily due to the sale of our investments in American Gilsonite and ICON, amounting to $4,243 in realized losses. Additionally, write-offs of our small business whole loans contributed $3,749 to the net realized loss during the six months ended December 31, 2015. The net realized loss during the six months ended December 31, 2014 was primarily due to the sale of our investments in Airmall, Ajax, Borga and BXC for which we recognized total realized losses of $45,906 and the sale of four of our CLO investments for which we realized total losses of $15,639, as discussed above. During the six months ended December 31, 2014, we impaired several of our investments (Appalachian Energy, Change Clean Energy Company, Coalbed, Manx, New Century Transportation, Stryker Energy, Wind River Resources Corporation, and Yatesville Coal Company) and recorded total realized losses of $96,405 for the amount that the amortized cost exceeded the fair value. These losses were partially offset by net realized gains from the proceeds collected on warrants redeemed from Snacks Parent Corporation, litigation settlements, partial sales and the release of escrowed amounts due to us from several portfolio companies for which we recognized total realized gains of of $1,937.
Net Change in Unrealized (Depreciation) Appreciation
Net change in unrealized (depreciation) appreciation was $(190,647) and $127,747 for the three months ended December 31, 2015 and December 31, 2014, respectively. For the three months ended December 31, 2015, the $190,647 net decrease in unrealized (depreciation) appreciation was driven primarily by increases in market yields and the competitive environment faced by our energy-related companies. Unrealized losses on our CLO debt and equity investments comprised $106,905 of total net change in unrealized (depreciation) appreciation and unrealized losses on our energy-related investments comprised $34,440 of total net change in unrealized (deprecation) appreciation for the three months ended December 31, 2015. During the three months ended December 31,2015, we also reduced the value of our investment in Harbortouch by $13,254 due to market developments. As of December 31, 2015, the value of our investment in Harbortouch is at a premium of $40,933 to our cost basis. During the three months ended December 31, 2015, our portfolio was negatively impacted by increased regulatory uncertainty within the consumer finance industry and we recognized $24,722 in unrealized losses, primarily related to our investment in First Tower. The remaining $11,326 net decrease in unrealized (depreciation) appreciation is primarily the result of current market conditions and the impact on current yields impacting our debt investment portfolio across various industries.
For the three months ended December 31, 2014, the $127,747 net change in unrealized (depreciation) appreciation was primarily the result of realizing losses that were previously unrealized related to the sale of our investment in Ajax and the impairment of certain investments for which we eliminated the unrealized depreciation balances related to these investments. We also experienced significant write-ups in our investments in Echelon, First Tower, Harbortouch, NPRC, and UPRC. These instances of unrealized appreciation were partially offset by unrealized depreciation related to CP Energy, Freedom Marine, R-V, and our CLO equity investments.

Net change in unrealized (depreciation) appreciation was $(251,922) and $140,303 for the six months ended December 31, 2015 and December 31, 2014, respectively. For the six months ended December 31, 2015, the $251,922 net decrease in unrealized (depreciation) appreciation was driven primarily by increases in market yields and the competitive environment faced by our energy-related companies. Unrealized losses on our CLO debt and equity investments comprised $119,963 of total net change in unrealized (depreciation) appreciation and unrealized losses on our energy-related investments comprised $43,598 of total net change in unrealized (depreciation) appreciation for the six months ended December 31, 2015. During the six months ended December 31,2015, we also reduced the value of our investment in Harbortouch by $30,544 due to market developments. As of December 31, 2014, the value of our investment in Harbortouch is at a premium of $40,933 to our cost basis. During the six months ended December 31, 2015, the valuation of our portfolio was negatively impacted by increased regulatory scrutiny within the consumer finance industry and we recognized $26,208 in unrealized losses, primarily related to our investment in First Tower. The remaining $31,609 net decrease in unrealized (depreciation) appreciation is primarily the result of current market conditions and the impact on current yields impacting our debt investment portfolio across various industries.
For the six months ended December 31, 2014, the $140,303 increase in net change in unrealized (depreciation) appreciation was primarily the result of realizing losses that were previously unrealized related to the sale of our investments in Airmall, Ajax, Borga and BXC, and the impairment of certain investments for which we eliminated the unrealized depreciation balances related to these investments. We also experienced significant write-ups in our investments in First Tower, Harbortouch, and NPRC. These instances of unrealized appreciation were partially offset by unrealized depreciation related to CP Energy, Freedom Marine, R-V, Valley Electric, and our CLO equity investments.
Financial Condition, Liquidity and Capital Resources
For the six months ended December 31, 2015 and December 31, 2014, our operating activities provided $413,521 and used $28,054 of cash, respectively. There were no investing activities for the six months ended December 31, 2015 and December 31, 2014. Financing activities used $445,193 and provided $310 of cash during the six months ended December 31, 2015 and December 31, 2014, respectively, which included dividend payments of $170,605 and $223,001, respectively.
Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.
Our primary sources of funds have historically been issuances of debt and equity. More recently, we have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the six months ended December 31, 2015, we borrowed $536,000 and made repayments totaling $846,700 under our Revolving Credit Facility. As of December 31, 2015, we had $58,000 outstanding on our Revolving Credit Facility, $1,089,500 outstanding on the Convertible Notes, Public Notes with a carrying value of $708,191 and $894,125 outstanding on the Prospect Capital InterNotes®. (See “Capitalization” above.)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 2.00%. As of December 31, 2015 and June 30, 2015, we had $62,484 and $88,288, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The value of our undrawn committed revolvers and delayed draw term loans is zero as of December 31, 2015 and June 30, 2015, respectively.
Our shareholders’ equity accounts as of December 31, 2015 and June 30, 2015 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify shareholders of our intention to purchase our common stock. We delivered a notice with our annual proxy mailing on September 23, 2015 and our most recent notice was delivered with a shareholder letter mailing on February 2, 2016. This notice lasts for six months after notice is given. During the six months ended December 31, 2015, we repurchased 4,708,750 shares of our common stock pursuant to our Repurchase Program for $34,140, or approximately $7.25 weighted average price per share at an approximately 30% discount to net asset value. Our net asset value per share was increased by approximately $0.03 as a result of the share repurchases.
On November 3, 2015, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $4,828,029 of additional debt and equity securities in the public market as of December 31, 2015.

Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
Recent Developments
During the period from January 1, 2016 through February 9, 2016, we made one follow-on investments in NPRC totaling $2,026 to support the online consumer lending initiative. We invested $304 of equity through NPH Property Holdings, LLC and $1,722 of debt directly to NPRC
During the period from January 1, 2016 through February 9, 2016, our wholly-owned subsidiary PSBL purchased $4,956 of small business whole loans from OnDeck.
During the period from January 1, 2016 through February 9, 2016, we issued $2,746 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $2,712.

On February 9, 2016, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.08333 per share for February 2016 to holders of record on February 29, 2016 with a payment date of March 24, 2016;

•	$0.08333 per share for March 2016 to holders of record on March 31, 2016 with a payment date of April 21, 2016; and

•	$0.08333 per share for April 2016 to holders of record on April 29, 2016 with a payment date of May 19, 2016.
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
Investment Transactions
Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Amounts for investments recognized or derecognized but not yet settled are reported in due to broker or as a receivable for investments sold,respectively, in the consolidated statements of assets and liabilities.
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

Our non-CLO investments are valued utilizing a yield analysis, enterprise value (“EV”) analysis, net asset value analysis, liquidation analysis, discounted cash flow analysis, or a combination of methods, as appropriate. The yield analysis uses loan spreads for loans, dividend yields for certain investments and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the EV analysis, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market multiples approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions and/or a discounted cash flow analysis. The net asset value analysis is used to derive a value of an underlying investment (such as real estate property) by dividing a relevant earnings stream by an appropriate capitalization rate. For this purpose, we consider capitalization rates for similar properties as may be obtained from guideline public companies and/or relevant transactions. The liquidation analysis is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow analysis uses valuation techniques to convert future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts.
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
Our undrawn committed revolvers and delayed draw term notes are fair valued at zero as of December 31, 2015 and June 30, 2015, respectively. See Note 3 for further discussion.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current. As of December 31, 2015, approximately 0.5% of our total assets are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. We accrued $1,300 for our estimated excise tax obligation during the three and six months ended December 31, 2015, respectively, because our estimated annual taxable income exceeded our distributions. Similarly, we accrued $1,775 for our estimated excise tax obligation during the three and six months ended December 31, 2014, respectively, because our estimated annual taxable income exceeded our distributions.

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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 31, 2015 and for the three and six months then ended, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for our federal tax years ended August 31, 2013 and thereafter remain subject to examination by the Internal Revenue Service.
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
We may record registration expenses related to shelf filings as prepaid assets. These expenses consist principally of SEC registration fees, legal fees and accounting fees incurred. These prepaid assets are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of December 31, 2015 and June 30, 2015, there are no prepaid assets related to registration expenses and all amounts incurred have been expensed.
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

Recent Accounting Pronouncements
In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The new guidance will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance must be applied on a retrospective basis to all prior periods presented in the financial statements. The adoption of the amended guidance in ASU 2015-03 is expected to decrease total liabilities and total assets, but have no other significant effect on our consolidated financial statements and disclosures.
In January 2016, the FASB issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The amendments in ASU 2016-01 address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. One such amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. That presentation addresses financial statement users’ feedback that presenting the total change in fair value of a liability in net income reduced the decision usefulness of an entity’s net income when it had a deterioration in its credit worthiness. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The new guidance must be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the Update. The adoption of the amended guidance in ASU 2016-01 is not expected to have a significant effect on our consolidated financial statements and disclosures.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and equity price risk. Some of the loans in our portfolio have floating interest rates.
We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the year ended December 31, 2015, we did not engage in hedging activities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2015, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters.

The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. In December 2015, the Company received from the Securities and Exchange Commission a notice formally closing an investigation commenced in May 2014 and advising the Company the Staff did not intend to recommend an enforcement action by the SEC against the Company.  We are not aware of any material legal proceedings as of December 31, 2015.
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
Item 6. Exhibits, Financial Statement Schedules
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
4.1	Three Hundred Eighty-Seventh Supplemental Indenture dated as of October 1, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(3)
4.2	Three Hundred Eighty-Eighth Supplemental Indenture dated as of October 1, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(3)
4.3	Three Hundred Eighty-Ninth Supplemental Indenture dated as of October 8, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(4)
4.4	Three Hundred Ninetieth Supplemental Indenture dated as of October 8, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(4)
4.5	Three Hundred Ninety-First Supplemental Indenture dated as of October 16, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(6)
4.6	Three Hundred Ninety-Second Supplemental Indenture dated as of October 16, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(6)
4.7	Three Hundred Ninety-Third Supplemental Indenture dated as of October 22, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(7)
4.8	Three Hundred Ninety-Fourth Supplemental Indenture dated as of October 22, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(7)
4.9	Three Hundred Ninety-Fifth Supplemental Indenture dated as of October 29, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(8)
4.10	Three Hundred Ninety-Sixth Supplemental Indenture dated as of October 29, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(8)

Exhibit No.
4.11	Three Hundred Ninety-Seventh Supplemental Indenture dated as of November 4, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(10)
4.12	Three Hundred Ninety-Eighth Supplemental Indenture dated as of November 4, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(10)
4.13	Three Hundred Ninety-Ninth Supplemental Indenture dated as of November 19, 2015, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2020(11)
4.14	Four Hundredth Supplemental Indenture dated as of November 19, 2015, to the U.S. Bank Indenture and Form of 5.625% Prospect Capital InterNote® due 2022(11)
4.15	Four Hundred First Supplemental Indenture dated as of November 19, 2015, to the U.S. Bank Indenture and Form of 5.875% Prospect Capital InterNote® due 2025(11)
4.16	Four Hundred Second Supplemental Indenture dated as of November 27, 2015, to the U.S. Bank Indenture and Form of 5.125% Prospect Capital InterNote® due 2020(12)
4.17	Four Hundred Third Supplemental Indenture dated as of November 27, 2015, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2022(12)
4.18	Four Hundred Fourth Supplemental Indenture dated as of November 27, 2015, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(12)
4.19	Four Hundred Fifth Supplemental Indenture dated as of December 3, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2020(13)
4.20	Four Hundred Sixth Supplemental Indenture dated as of December 3, 2015, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2022(13)
4.21	Four Hundred Seventh Supplemental Indenture dated as of December 3, 2015, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(13)
4.22	Supplemental Indenture dated as of December 10, 2015, to the U.S. Bank Indenture and Form of 6.250% Note due 2024(14)
4.23	Four Hundred Eighth Supplemental Indenture dated as of December 17, 2015, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2020(15)
4.24	Four Hundred Ninth Supplemental Indenture dated as of December 24, 2015, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2020(16)
4.25	Four Hundred Tenth Supplemental Indenture dated as of December 31, 2015, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2020(17)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on October 1, 2015.
(4)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on October 8, 2015.
(5)	Incorporated by reference from the Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 9, 2015.
(6)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on October 16, 2015.
(7)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on October 22, 2015.
(8)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on October 29, 2015.

(9)	Incorporated by reference from the Registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 2, 2015.
(10)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on November 4, 2015.
(11)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 19, 2015.
(12)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 27, 2015.
(13)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on December 3, 2015.
(14)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 10, 2015.
(15)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 17, 2015.
(16)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 24, 2015.
(17)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on December 31, 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 9, 2016.

PROSPECT CAPITAL CORPORATION

By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN F. BARRY III	/s/ ANDREW C. COOPER
John F. Barry III	Andrew C. Cooper
Chairman of the Board, Chief Executive Officer and Director	Director
February 9, 2016	February 9, 2016

/s/ BRIAN H. OSWALD	/s/ WILLIAM J. GREMP
Brian H. Oswald	William J. Gremp
Chief Financial Officer	Director
February 9, 2016	February 9, 2016

/s/ M. GRIER ELIASEK	/s/ EUGENE S. STARK
M. Grier Eliasek	Eugene S. Stark
President, Chief Operating Officer and Director	Director
February 9, 2016	February 9, 2016