Form 10-Q
period 2016-03-31
PROSPECT CAPITAL CORP
filed 2016-05-10
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016 OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at May 10, 2016
$0.001 par value	356,437,837

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

PART I

Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	March 31, 2016	June 30, 2015
	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $1,959,243 and $1,894,644, respectively)	$1,998,023	$1,974,202
Affiliate investments (amortized cost of $10,758 and $45,150, respectively)	12,088	45,945
Non-control/non-affiliate investments (amortized cost of $4,238,156 and $4,619,582, respectively)	3,994,994	4,589,411
Total investments at fair value (amortized cost of $6,208,157 and $6,559,376, respectively)	6,005,105	6,609,558
Cash and cash equivalents	169,212	110,026
Receivables for:
Interest, net	18,879	20,408
Other	927	2,885
Prepaid expenses	1,268	757
Deferred financing costs	50,937	54,420
Total Assets	6,246,328	6,798,054

Liabilities
Revolving Credit Facility (Notes 4 and 8)	—	368,700
Convertible Notes (Notes 5 and 8)	1,089,000	1,239,500
Public Notes (Notes 6 and 8)	708,242	548,094
Prospect Capital InterNotes® (Notes 7 and 8)	898,535	827,442
Due to broker	—	26,778
Interest payable	33,724	39,659
Dividends payable	29,675	29,923
Due to Prospect Administration (Note 13)	1,899	4,238
Due to Prospect Capital Management (Note 13)	55,021	2,550
Accrued expenses	3,153	3,408
Other liabilities	4,663	4,713
Commitments and Contingencies (Note 3)	—	—
Total Liabilities	2,823,912	3,095,005
Net Assets	$3,422,416	$3,703,049

Components of Net Assets
Common stock, par value $0.001 per share (1,000,000,000 common shares authorized; 356,113,777 and 359,090,759 issued and outstanding, respectively) (Note 9)	$356	$359
Paid-in capital in excess of par (Note 9)	3,959,864	3,975,672
Accumulated overdistributed net investment income	(5,800)	(21,077)
Accumulated net realized loss on investments and extinguishment of debt	(328,952)	(302,087)
Net unrealized (depreciation) appreciation on investments	(203,052)	50,182
Net Assets	$3,422,416	$3,703,049

Net Asset Value Per Share (Note 16)	$9.61	$10.31

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Investment Income
Interest income:
Control investments	$50,762	$50,418	$154,135	$146,230
Affiliate investments	—	973	896	2,814
Non-control/non-affiliate investments	83,986	94,556	265,855	290,665
Structured credit securities	44,244	39,046	135,912	118,238
Total interest income	178,992	184,993	556,798	557,947
Dividend income:
Control investments	8,288	1,346	25,046	4,756
Affiliate investments	—	—	—	778
Non-control/non-affiliate investments	13	24	16	46
Money market funds	—	1	—	27
Total dividend income	8,301	1,371	25,062	5,607
Other income:
Control investments	1,758	1,620	7,436	10,352
Affiliate investments	—	—	—	226
Non-control/non-affiliate investments	442	3,366	9,639	18,122
Total other income (Note 10)	2,200	4,986	17,075	28,700
Total Investment Income	189,493	191,350	598,935	592,254
Operating Expenses
Investment advisory fees:
Base management fee (Note 13)	30,977	33,679	95,712	100,878
Income incentive fee (Note 13)	21,906	21,860	69,940	68,307
Total investment advisory fees	52,883	55,539	165,652	169,185
Interest and credit facility expenses	41,719	42,213	125,881	127,371
Legal fees	11	(4)	2,163	1,554
Valuation services	365	401	1,228	1,310
Audit, compliance and tax related fees	1,596	648	4,665	2,239
Allocation of overhead from Prospect Administration (Note 13)	2,936	2,984	9,114	8,414
Insurance expense	214	121	653	373
Directors’ fees	94	94	282	282
Excise tax	400	(793)	1,700	982
Other general and administrative expenses	1,649	2,706	7,836	7,315
Total Operating Expenses	101,867	103,909	319,174	319,025
Net Investment Income	87,626	87,441	279,761	273,229

Net realized (losses) gains on investments	(10,784)	4,704	(18,237)	(150,973)
Net change in unrealized (depreciation) appreciation on investments	(1,311)	(9,775)	(253,233)	130,528
Net realized and unrealized losses on investments	(12,095)	(5,071)	(271,470)	(20,445)
Net realized losses on extinguishment of debt	(23)	(878)	(86)	(1,214)
Net Increase in Net Assets Resulting from Operations	$75,508	$81,492	$8,205	$251,570
Net increase in net assets resulting from operations per share	$0.21	$0.23	$0.02	$0.71
Dividends declared per share	$(0.25)	$(0.28)	$(0.75)	$(0.94)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)
(Unaudited)

	Nine Months Ended March 31,
	2016	2015
Operations
Net investment income	$279,761	$273,229
Net realized losses on investments	(18,237)	(150,973)
Net change in unrealized (depreciation) appreciation on investments	(253,233)	130,528
Net realized losses on extinguishment of debt	(86)	(1,214)
Net Increase in Net Assets Resulting from Operations	8,205	251,570

Distributions to Shareholders
Distribution from net investment income	(266,920)	(331,863)
Distribution of return of capital	—	—
Net Decrease in Net Assets Resulting from Distributions to Shareholders	(266,920)	(331,863)

Common Stock Transactions
Issuance of common stock, net of underwriting costs	—	146,085
Less: Offering costs from issuance of common stock	118	(585)
Repurchase of common stock under stock repurchase program	(34,140)	—
Value of shares issued through reinvestment of dividends	12,104	11,199
Net (Decrease) Increase in Net Assets Resulting from Common Stock Transactions	(21,918)	156,699

Total (Decrease) Increase in Net Assets	(280,633)	76,406
Net assets at beginning of period	3,703,049	3,618,182
Net Assets at End of Period	$3,422,416	$3,694,588

Common Stock Activity
Shares sold	—	14,845,556
Shares repurchased under stock repurchase program	(4,708,750)	—
Shares issued through reinvestment of dividends	1,731,768	1,189,248
Net shares (repurchased) issued due to common stock activity	(2,976,982)	16,034,804
Shares issued and outstanding at beginning of period	359,090,759	342,626,637
Shares Issued and Outstanding at End of Period	356,113,777	358,661,441

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Nine Months Ended March 31,
	2016	2015
Operating Activities
Net increase in net assets resulting from operations	$8,205	$251,570
Net realized losses on extinguishment of debt	86	1,214
Net realized losses on investments	18,237	150,973
Net change in unrealized depreciation (appreciation) on investments	253,233	(130,528)
Amortization of discounts and premiums, net	62,631	64,200
Accretion of discount on Public Notes (Note 6)	148	164
Amortization of deferred financing costs	10,156	9,601
Payment-in-kind interest	(7,475)	(16,485)
Structuring fees	(6,932)	(18,055)
Change in operating assets and liabilities:
Payments for purchases of investments	(670,657)	(1,421,531)
Proceeds from sale of investments and collection of investment principal	955,415	1,022,394
Decrease (increase) in interest receivable, net	1,529	(2,372)
Decrease in other receivables	1,958	983
(Increase) decrease in prepaid expenses	(511)	968
Decrease in due to broker	(26,778)	—
Decrease in interest payable	(5,935)	(2,073)
(Decrease) increase in due to Prospect Administration	(2,339)	336
Increase in due to Prospect Capital Management	52,471	1,388
Decrease in accrued expenses	(255)	(1,455)
(Decrease) increase in other liabilities	(50)	319
Net Cash Provided by (Used in) Operating Activities	643,137	(88,389)
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	615,000	1,187,000
Principal payments under Revolving Credit Facility (Note 4)	(983,700)	(961,300)
Issuance of Public Notes (Note 6)	160,000	—
Redemption of Convertible Notes (Note 5)	(150,000)	—
Repurchase of Convertible Notes, net (Note 5)	(500)	(7,658)
Issuances of Prospect Capital InterNotes® (Note 7)	74,862	74,967
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(3,769)	(83,475)
Financing costs paid and deferred	(6,759)	(8,626)
Cost of shares repurchased under stock repurchase program	(34,140)	—
Proceeds from issuance of common stock, net of underwriting costs	—	146,085
Offering costs from issuance of common stock	118	(585)
Dividends paid	(255,063)	(328,620)
Net Cash (Used in) Provided by Financing Activities	(583,951)	17,788

Net Increase (Decrease) in Cash and Cash Equivalents	59,186	(70,601)
Cash and cash equivalents at beginning of period	110,026	134,225
Cash and Cash Equivalents at End of Period	$169,212	$63,624

Supplemental Disclosures
Cash paid for interest	$121,512	$119,679
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$12,104	$11,199

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
(in thousands, except share data)

			March 31, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

American Property REIT Corp.(8)	Various / Real Estate	Senior Secured Term Loan (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)(6)(30)	$51,905	$51,905	$51,905	1.4%
		Common Stock (318,249 shares)	—	24,382	43,170	1.3%
		Net Operating Income Interest (5% of Net Operating Income)	—	—	12,418	0.4%
				76,287	107,493	3.1%
Arctic Energy Services, LLC(9)	Wyoming / Oil & Gas Services	Class D Units (32,915 units)	—	31,639	33,116	1.0%
		Class E Units (21,080 units)	—	20,230	4,500	0.1%
		Class A Units (700 units)	—	9,006	—	—%
		Class C Units (10 units)	—	—	—	—%
				60,875	37,616	1.1%
CCPI Inc.(10)	Ohio / Manufacturing	Senior Secured Term Loan A (10.00%, due 12/31/2017)(3)	12,425	12,425	12,425	0.4%
		Senior Secured Term Loan B (12.00% plus 7.00% PIK, due 12/31/2017)(6)	9,320	9,320	9,320	0.3%
		Common Stock (14,957 shares)	—	6,636	19,108	0.5%
				28,381	40,853	1.2%
CP Energy Services Inc.(11)	Oklahoma / Oil & Gas Services	Series B Convertible Preferred Stock (1,043 shares)	—	98,272	75,423	2.2%
		Common Stock (2,924 shares)	—	15,227	—	—%
				113,499	75,423	2.2%
Credit Central Loan Company, LLC(12)	South Carolina / Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2019)(6)(32)	36,333	36,333	36,333	1.0%
		Class A Shares (7,500,000 shares)(32)	—	11,633	12,426	0.4%
		Net Revenues Interest (25% of Net Revenues)(32)	—	—	3,627	0.1%
				47,966	52,386	1.5%
Echelon Aviation LLC	New York / Aerospace & Defense	Senior Secured Term Loan (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(4)(6)(30)	37,855	37,855	37,855	1.1%
		Membership Interest (99%)	—	19,907	19,109	0.6%
				57,762	56,964	1.7%
Edmentum Ultimate Holdings, LLC(13)	Minnesota / Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00%, due 6/9/2020)(33)	—	2,742	2,742	0.1%
		Unsecured Senior PIK Note (8.50% PIK, due 6/9/2020)(6)	6,209	6,209	6,209	0.2%
		Unsecured Junior PIK Note (10.00% PIK, due 6/9/2020)(6)	28,131	21,632	25,092	0.7%
		Class A Common Units (370,964.14 units)	—	6,577	6,245	0.2%
				37,160	40,288	1.2%
First Tower Finance Company LLC(14)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 12.00% PIK, due 6/24/2019)(6)(32)	255,249	255,249	255,249	7.5%
		Class A Shares (86,711,625 shares)(32)	—	70,476	102,881	3.0%
				325,725	358,130	10.5%
Freedom Marine Solutions, LLC(15)	Louisiana / Oil & Gas Services	Membership Interest (100%)	—	40,211	26,619	0.8%
				40,211	26,619	0.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

Gulf Coast Machine & Supply Company	Texas / Manufacturing	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), in non-accrual status effective 1/1/2015, due 10/12/2017)(4)(30)	$37,379	$33,925	$9,946	0.3%
		Series A Convertible Preferred Stock (99,900 shares)	—	25,950	—	—%
				59,875	9,946	0.3%
Harbortouch Payments, LLC(16)	Pennsylvania / Business Services	Senior Secured Term Loan A (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor), due 9/30/2017)(3)(4)(30)	128,225	128,225	128,225	3.7%
		Senior Secured Term Loan B (5.50% (LIBOR + 4.00% with 1.50% LIBOR floor) plus 5.50% PIK, due 3/31/2018)(4)(6)(30)	144,878	144,878	144,878	4.2%
		Senior Secured Term Loan C (13.00% (LIBOR + 9.00% with 4.00% LIBOR floor), due 9/29/2018)(4)(30)	19,639	19,639	19,639	0.6%
		Class C Shares (535 shares)	—	8,689	42,938	1.3%
				301,431	335,680	9.8%
MITY, Inc.(17)	Utah / Durable Consumer Products	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 3/19/2019)(3)(4)(30)	18,250	18,250	18,250	0.5%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 3/19/2019)(3)(4)(6)(30)	16,442	16,442	16,442	0.5%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due on demand)(32)	7,200	7,200	5,555	0.2%
		Common Stock (42,053 shares)	—	6,849	17,376	0.5%
				48,741	57,623	1.7%
National Property REIT Corp.(18)	Various / Real Estate	Senior Secured Term Loan A (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)(6)(30)	140,061	140,061	140,061	4.1%
		Senior Secured Term Loan E (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(4)(6)(30)	158,079	158,079	158,079	4.6%
		Senior Secured Term Loan C to ACL Loan Holdings, Inc. (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(4)(6)(30)(32)	113,131	113,131	113,131	3.3%
		Common Stock (1,000,451 shares)	—	114,794	130,439	3.8%
		Net Operating Income Interest (5% of Net Operating Income)	—	—	36,833	1.1%
				526,065	578,543	16.9%
Nationwide Loan Company LLC(19)	Illinois / Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)(6)(32)	16,696	16,696	16,696	0.5%
		Class A Shares (30,192,535 shares)(32)	—	16,201	17,502	0.5%
				32,897	34,198	1.0%
NMMB, Inc.(20)	New York / Media	Senior Secured Note (14.00%, due 5/6/2021)	3,714	3,714	3,714	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2021)	7,000	7,000	7,000	0.2%
		Series A Preferred Stock (7,200 shares)	—	7,200	2,556	0.1%
		Series B Preferred Stock (5,669 shares)	—	5,669	—	—%
				23,583	13,270	0.4%
R-V Industries, Inc.	Pennsylvania / Manufacturing	Senior Subordinated Note (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/12/2018)(3)(4)(30)	28,622	28,622	28,622	0.8%
		Common Stock (545,107 shares)	—	5,087	4,891	0.1%
		Warrant (to purchase 200,000 shares of Common Stock, expires 6/30/2017)	—	1,682	1,794	0.1%
				35,391	35,307	1.0%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

United Property REIT Corp.(21)	Various / Real Estate	Senior Term Loan (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)(6)(30)	$67,252	$67,252	$67,252	2.0%
		Common Stock (83,470 shares)	—	15,907	20,734	0.6%
		Net Operating Income Interest (5% of Net Operating Income)	—	—	17,646	0.5%
				83,159	105,632	3.1%
Valley Electric Company, Inc.(22)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2017)(3)(4)(6)(30)	10,430	10,430	10,430	0.3%
		Senior Secured Note (10.00% plus 8.50% PIK, due 12/31/2018)(6)	23,601	23,601	20,929	0.6%
		Common Stock (50,000 shares)	—	26,204	—	—%
				60,235	31,359	0.9%
Wolf Energy, LLC	Kansas / Oil & Gas Production	Senior Secured Promissory Note secured by assets formerly owned by H&M (18.00%, in non-accrual status effective 4/15/2013, due 4/15/2018)	35,050	—	674	—%
		Membership Interest (100%)	—	—	—	—%
		Net Profits Interest (8% of Equity Distributions)(7)	—	—	19	—%
				—	693	—%
Total Control Investments				$1,959,243	$1,998,023	58.9%

Affiliate Investments (5.00% to 24.99% voting control)(48)

BNN Holdings Corp.	Michigan / Healthcare	Series A Preferred Stock (9,925.455 shares)(26)	$—	$2,228	$2,904	0.1%
		Series B Preferred Stock (1,753.636 shares)(26)	—	—	623	—%
				2,228	3,527	0.1%
Targus International, LLC(46)	California / Durable Consumer Products	Senior Secured Term Loan A (15.00% PIK, in non-accrual status effective 10/1/15, due 12/31/2019)(27)	1,270	1,263	1,270	—%
		Senior Secured Term Loan B (15.00% PIK, in non-accrual status effective 10/1/15, due 12/31/2019)(27)	3,812	3,788	3,812	0.1%
		Common (1,262,737 shares)	—	3,479	3,479	0.1%
				8,530	8,561	0.2%
Total Affiliate Investments				$10,758	$12,088	0.3%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

AFI Shareholder, LLC (f/k/a Aircraft Fasteners International, LLC)	California / Machinery	Class A Units (32,500 units)	$—	$349	$482	—%
				349	482	—%
Airmall Inc.	Pennsylvania / Property Management	Escrow Receivable	—	4,160	3,061	0.1%
				4,160	3,061	0.1%
Ajax Rolled Ring & Machine, LLC(42)	South Carolina / Manufacturing	Escrow Receivable(42)	—	1,264	2,312	0.1%
				1,264	2,312	0.1%
ALG USA Holdings, LLC	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 2/28/2020)(4)(27)(30)	11,771	11,620	11,771	0.3%
				11,620	11,771	0.3%
American Gilsonite Company	Utah / Metal Services & Minerals	Membership Interest (1.93%)(36)	—	—	—	—%
				—	—	—%
Apidos CLO IX	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.56%)(24)(32)	23,525	20,097	19,490	0.6%
				20,097	19,490	0.6%
Apidos CLO XI	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.94%)(24)(32)	38,340	30,111	25,358	0.7%
				30,111	25,358	0.7%
Apidos CLO XII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.55%)(24)(32)	44,063	35,179	29,742	0.9%
				35,179	29,742	0.9%
Apidos CLO XV	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.42%)(24)(32)	36,515	31,908	24,179	0.7%
				31,908	24,179	0.7%
Apidos CLO XXII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.61%)(24)(25)(32)	31,350	27,868	24,461	0.7%
				27,868	24,461	0.7%
Arctic Glacier U.S.A., Inc.	Minnesota / Food Products	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 11/10/2019)(3)(4)(30)	150,000	150,000	145,015	4.2%
				150,000	145,015	4.2%
Ark-La-Tex Wireline Services, LLC	Louisiana / Oil & Gas Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 4/8/2019)(4)(31)	21,322	21,322	14,781	0.4%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/8/2019)(4)(31)	23,239	23,239	—	—%
				44,561	14,781	0.4%
Armor Holding II LLC	New York / Diversified Financial Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(4)(27)(30)	7,000	6,901	6,913	0.2%
				6,901	6,913	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Healthcare	Revolving Line of Credit – $7,000 Commitment (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 8/21/2017)(4)(30)(33)	$2,350	$2,350	$2,350	0.1%
		Senior Term Loan (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 2/21/2018)(3)(4)(30)	38,265	38,265	38,008	1.1%
				40,615	40,358	1.2%
Babson CLO Ltd. 2014-III	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.71%)(24)(25)(32)	52,250	44,678	38,113	1.1%
				44,678	38,113	1.1%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan A (7.00% (LIBOR + 5.75% with 1.25% LIBOR floor), due 6/03/2021)(3)(4)(31)	121,475	121,475	121,475	3.5%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.25% with 1.25% LIBOR floor), due 6/03/2021)(4)(31)	121,966	121,966	121,966	3.6%
				243,441	243,441	7.1%
Brookside Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.23%)(24)(32)	26,000	20,131	18,490	0.5%
				20,131	18,490	0.5%
Capstone Logistics Acquisition, Inc.	Georgia / Business Services	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(4)(27)(31)	102,500	101,948	98,169	2.9%
				101,948	98,169	2.9%
Cent CLO 17 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.54%)(24)(32)	24,870	19,206	16,208	0.5%
				19,206	16,208	0.5%
Cent CLO 20 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 7.58%)(24)(32)	40,275	33,574	25,023	0.7%
				33,574	25,023	0.7%
Cent CLO 21 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 7.70%)(24)(25)(32)	48,528	39,614	29,616	0.9%
				39,614	29,616	0.9%
CIFC Funding 2013-III, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.80%)(24)(32)	44,100	32,902	29,752	0.9%
				32,902	29,752	0.9%
CIFC Funding 2013-IV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.45%)(24)(32)	45,500	34,078	33,278	1.0%
				34,078	33,278	1.0%
CIFC Funding 2014-IV Investor, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 15.41%)(24)(25)(32)	41,500	32,303	29,486	0.9%
				32,303	29,486	0.9%
Cinedigm DC Holdings, LLC	New York / Software & Computer Services	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(4)(6)(30)	66,543	66,493	66,543	1.9%
				66,493	66,543	1.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Coverall North America, Inc.	Florida / Commercial Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(4)(30)	$24,500	$24,500	$24,500	0.7%
		Senior Secured Term Loan B(12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(4)(30)	25,000	25,000	25,000	0.7%
				49,500	49,500	1.4%
Crosman Corporation	New York / Manufacturing	Senior Secured Term Loan A (9.13% (LIBOR + 8.70% with 0.3% LIBOR floor) plus 4.00% PIK, due 8/5/2020)(3)(4)(6)(31)	53,707	53,707	51,660	1.5%
		Senior Secured Term Loan B (16.13% (LIBOR + 15.70% with 0.3% LIBOR floor) plus 4.00% PIK, due 8/5/2020)(4)(6)(31)	40,920	40,920	38,396	1.1%
				94,627	90,056	2.6%
Easy Gardener Products, Inc.	Texas / Durable Consumer Products	Senior Secured Term Loan (10.63% (LIBOR + 10.00% with 0.25% LIBOR floor), due 09/30/2020)(3)(4)(30)	17,413	17,413	17,413	0.5%
				17,413	17,413	0.5%
Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)(27)	15,700	15,602	15,700	0.5%
				15,602	15,700	0.5%
Fleetwash, Inc.	New Jersey / Business Services	Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/30/2019)(3)(4)(30)	24,446	24,446	24,117	0.7%
		Delayed Draw Term Loan – $15,000 Commitment (expires 4/30/2019)(4)(33)	—	—	(202)	—%
				24,446	23,915	0.7%
Focus Brands, Inc.	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)(4)(27)(31)	18,000	17,862	18,000	0.5%
				17,862	18,000	0.5%
Galaxy XV CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.15%)(24)(32)	39,275	29,195	29,001	0.8%
				29,195	29,001	0.8%
Galaxy XVI CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.96%)(24)(32)	24,575	19,420	18,092	0.5%
				19,420	18,092	0.5%
Galaxy XVII CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.67%)(24)(25)(32)	39,905	31,376	29,034	0.8%
				31,376	29,034	0.8%
Global Employment Solutions, Inc.	Colorado / Business Services	Senior Secured Term Loan (10.25% (LIBOR + 9.25% with 1.00% LIBOR floor), due 6/26/2020)(3)(4)(31)	49,379	49,379	48,893	1.4%
				49,379	48,893	1.4%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 21.06%)(24)(32)	23,188	18,672	18,969	0.6%
				18,672	18,969	0.6%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 23.80%)(24)(32)	40,400	32,563	33,415	1.0%
				32,563	33,415	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2014-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.25%)(24)(32)	$24,500	$18,853	$17,435	0.5%
				18,853	17,435	0.5%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 20.67%)(24)(25)(32)	41,164	31,691	31,344	0.9%
				31,691	31,344	0.9%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 19.00%)(24)(25)(32)	39,598	40,552	38,102	1.1%
				40,552	38,102	1.1%
HarbourView CLO VII, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.12%)(24)(25)(32)	19,025	14,516	12,179	0.4%
				14,516	12,179	0.4%
Harley Marine Services, Inc.	Washington / Transportation	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 12/20/2019)(3)(4)(27)(30)	9,000	8,878	8,878	0.3%
				8,878	8,878	0.3%
Hollander Sleep Products, LLC	Florida / Durable Consumer Products	Senior Secured Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 10/21/2020)(3)(4)(30)	22,275	22,275	21,396	0.6%
				22,275	21,396	0.6%
ICV-CAS Holdings, LLC	New York / Transportation	Escrow Receivable	—	—	58	—%
			—	—	58	—%
Instant Web, LLC	Minnesota / Media	Senior Secured Term Loan A (5.50% (LIBOR + 4.50% with 1.00% LIBOR floor), due 3/28/2019)(4)(30)	115,442	115,442	115,442	3.4%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/28/2019)(3)(4)(30)	150,100	150,100	150,100	4.3%
		Senior Secured Term Loan C (12.75% (LIBOR + 11.75% with 1.00% LIBOR floor), due 3/28/2019)(4)(30)	27,000	27,000	27,000	0.8%
		Delayed Draw Term Loan – $16,000 Commitment (expires 5/29/2016)(33)	—	—	—	—%
				292,542	292,542	8.5%
InterDent, Inc.	California / Healthcare	Senior Secured Term Loan A (6.25% (LIBOR + 5.50% with 0.75% LIBOR floor), due 8/3/2017)(4)(31)	79,759	79,759	79,759	2.3%
		Senior Secured Term Loan B (11.25% (LIBOR + 10.50% with 0.75% LIBOR floor), due 8/3/2017)(3)(4)(31)	131,125	131,125	129,979	3.8%
				210,884	209,738	6.1%
JAC Holding Corporation	Michigan / Transportation	Senior Secured Note (11.50%, due 10/1/2019)(27)	2,868	2,868	2,777	0.1%
				2,868	2,777	0.1%
Jefferson Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.40%)(24)(25)(32)	19,500	16,925	12,241	0.4%
				16,925	12,241	0.4%
JHH Holdings, Inc.	Texas / Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor) plus 0.50% PIK, due 3/30/2019)(3)(4)(6)(30)	35,432	35,432	35,432	1.0%
				35,432	35,432	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

LaserShip, Inc.	Virginia / Transportation	Senior Secured Term Loan A (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor) plus 2.00% PIK, due 3/18/2019)(4)(6)(31)	$34,629	$34,629	$29,495	0.9%
		Senior Secured Term Loan B (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor) plus 2.00% PIK, due 3/18/2019)(3)(4)(6)(31)	21,245	21,245	18,095	0.5%
				55,874	47,590	1.4%
LCM XIV Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 17.71%)(24)(32)	30,500	23,256	22,225	0.6%
				23,256	22,225	0.6%
Madison Park Funding IX, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 20.38%)(24)(32)	31,110	22,617	23,670	0.7%
				22,617	23,670	0.7%
Matrixx Initiatives, Inc.	New Jersey / Pharmaceuticals	Senior Secured Term Loan A (7.50% (LIBOR + 6.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(4)(30)	32,327	32,327	32,260	0.9%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(4)(30)	40,562	40,562	40,562	1.2%
				72,889	72,822	2.1%
Maverick Healthcare Equity, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)	—	1,252	2,037	0.1%
		Class A Common Units (1,250,000 units)	—	—	895	—%
				1,252	2,932	0.1%
Mineral Fusions Natural Brands	Colorado / Personal & Nondurable Consumer Products	Membership Interest (1.43%)(40)	—	—	266	—%
				—	266	—%
Mountain View CLO 2013-I Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.24%)(24)(32)	43,650	34,466	31,761	0.9%
				34,466	31,761	0.9%
Mountain View CLO IX Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.81%)(24)(25)(32)	47,830	43,830	39,129	1.1%
				43,830	39,129	1.1%
Nathan's Famous, Inc.	New York / Food Products	Senior Secured Notes (10.00%, due 3/15/2020)(27)	3,000	3,000	3,000	0.1%
				3,000	3,000	0.1%
NCP Finance Limited Partnership(37)	Ohio / Consumer Finance	Subordinated Secured Term Loan (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(4)(27)(31)(32)	16,169	15,977	16,125	0.5%
				15,977	16,125	0.5%
Nixon, Inc.	California / Durable Consumer Products	Senior Secured Term Loan (9.50% plus 3.00% PIK, due 4/16/2018)(3)(6)(27)	14,192	14,061	13,133	0.4%
				14,061	13,133	0.4%
Octagon Investment Partners XV, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 17.20%)(24)(32)	32,921	26,520	23,862	0.7%
				26,520	23,862	0.7%
Octagon Investment Partners XVIII, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 20.20%)(24)(25)(32)	28,200	20,456	19,547	0.6%
				20,456	19,547	0.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Onyx Payments(43)	Texas / Diversified Financial Services	Revolving Line of Credit – $5,000 Commitment (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 9/10/2016)(4)(30)(33)	$1,000	$1,000	$1,000	—%
		Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 9/10/2019)(3)(4)(30)	49,884	49,884	49,884	1.5%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor), due 9/10/2019)(3)(4)(30)	59,389	59,389	59,337	1.7%
				110,273	110,221	3.2%
Pacific World Corporation	California / Personal & Nondurable Consumer Products	Revolving Line of Credit – $15,000 Commitment (8.00% (LIBOR + 7.00% with 1.00% LIBOR floor), due 9/26/2020)(4)(31)(33)	2,500	2,500	2,500	0.1%
		Senior Secured Term Loan A (6.00% (LIBOR + 5.00% with 1.00% LIBOR floor), due 9/26/2020)(4)(31)	98,250	98,250	90,349	2.6%
		Senior Secured Term Loan B (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/26/2020)(3)(4)(31)	98,250	98,250	72,714	2.1%
				199,000	165,563	4.8%
Pelican Products, Inc.	California / Durable Consumer Products	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/9/2021)(4)(27)(30)	17,500	17,486	16,319	0.5%
				17,486	16,319	0.5%
PeopleConnect Intermediate, LLC (f/k/a Intelius, Inc.)	Washington / Software & Computer Services	Revolving Line of Credit – $1,500 Commitment (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 7/1/2016)(4)(30)(33)	—	—	—	—%
		Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(4)(30)	21,142	21,142	20,848	0.6%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(4)(30)	21,321	21,321	20,872	0.6%
				42,463	41,720	1.2%
PGX Holdings, Inc.(39)	Utah / Consumer Services	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(4)(31)(28)	135,000	135,000	135,000	3.9%
				135,000	135,000	3.9%
Photonis Technologies SAS	France / Aerospace & Defense	First Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(4)(27)(30)(32)	10,255	10,072	9,388	0.3%
				10,072	9,388	0.3%
Pinnacle (US) Acquisition Co. Limited	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(4)(27)(30)	7,037	6,910	5,406	0.2%
				6,910	5,406	0.2%
PlayPower, Inc.	North Carolina / Durable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 6/23/2022)(3)(4)(27)(30)	11,000	10,850	10,824	0.3%
				10,850	10,824	0.3%
Prime Security Services Borrower, LLC	Illinois / Consumer Services	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 7/1/2022)(4)(27)(30)	10,000	9,864	9,864	0.3%
				9,864	9,864	0.3%
PrimeSport, Inc.	Georgia / Hotels, Restaurants & Leisure	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(4)(30)	53,837	53,837	53,466	1.6%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(4)(30)	74,500	74,500	74,500	2.1%
				128,337	127,966	3.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Prince Mineral Holding Corp.	New York / Metal Services & Minerals	Senior Secured Term Loan (11.50%, due 12/15/2019)(27)	$10,000	$9,929	$8,204	0.2%
				9,929	8,204	0.2%
Rocket Software, Inc.	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)(3)(4)(27)(30)	20,000	19,840	20,000	0.6%
				19,840	20,000	0.6%
Royal Holdings, Inc.	Indiana / Chemicals	Second Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 6/19/2023)(4)(27)(30)	5,000	4,966	4,707	0.1%
				4,966	4,707	0.1%
SCS Merger Sub, Inc. (Sirius)	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/30/2023)(3)(4)(27)(31)	20,000	19,438	19,438	0.6%
				19,438	19,438	0.6%
Security Alarm Financing Enterprises, L.P.(44)	California / Consumer Services	Subordinated Unsecured Notes (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 12/19/2020)(4)(31)	25,000	25,000	22,717	0.7%
				25,000	22,717	0.7%
SESAC Holdco II LLC	Tennessee / Media	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 4/22/2021)(3)(4)(27)(30)	10,000	9,872	9,871	0.3%
				9,872	9,871	0.3%
SITEL Worldwide Corporation	Tennessee / Business Services	Second Lien Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 9/18/2022)(4)(27)(30)	16,000	15,703	15,220	0.4%
				15,703	15,220	0.4%
Small Business Whole Loan Portfolio	Various / Online Lending	908 small business loans purchased from On Deck Capital, Inc.(38)	20,015	20,015	20,383	0.6%
		Subordinated Notes (Residual Interest, current yield -4.01%) in MarketPlace Loan Trust, Series 2015-OD2(32)	—	719	391	—%
				20,734	20,774	0.6%
Spartan Energy Services, Inc.	Louisiana / Oil & Gas Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 12/28/2017)(4)(31)	13,156	13,156	10,257	0.3%
		Senior Secured Term Loan B (11.00% (LIBOR + 10.00% with 1.00% LIBOR floor), due 12/28/2017)(4)(31)	13,669	13,669	—	—%
				26,825	10,257	0.3%
Speedy Group Holdings Corp.	Canada / Consumer Finance	Senior Unsecured Notes (12.00%, due 11/15/2017)(27)(29)(32)	15,000	15,000	10,244	0.3%
				15,000	10,244	0.3%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Overriding Royalty Interests(18)	—	—	—	—%
				—	—	—%
Sudbury Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.21%)(24)(32)	28,200	21,090	17,155	0.5%
				21,090	17,155	0.5%
Symphony CLO IX Ltd.	Cayman Islands / Structured Finance	Preference Shares (Residual Interest, current yield 14.27%)(24)(32)	45,500	33,187	30,045	0.9%
				33,187	30,045	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Symphony CLO XIV Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.41%)(24)(25)(32)	$49,250	$40,217	$34,520	1.0%
				40,217	34,520	1.0%
Symphony CLO XV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.40%)(24)(32)	50,250	44,797	38,389	1.1%
				44,797	38,389	1.1%
System One Holdings, LLC	Pennsylvania / Business Services	Senior Secured Term Loan (11.25% (LIBOR + 10.50% with 0.75% LIBOR floor), due 11/17/2020)(3)(4)(31)	104,553	104,553	104,553	3.1%
				104,553	104,553	3.1%
TouchTunes Interactive Networks, Inc.	New York / Media	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(4)(27)(30)	5,000	4,933	4,906	0.1%
				4,933	4,906	0.1%
Traeger Pellet Grills LLC	Oregon / Durable Consumer Products	Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(4)(30)	34,800	34,800	34,103	1.0%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(4)(30)	36,600	36,600	35,933	1.0%
				71,400	70,036	2.0%
Transaction Network Services, Inc.	Virginia / Telecommunication Services	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/14/2020)(4)(27)(30)	4,410	4,391	4,296	0.1%
				4,391	4,296	0.1%
Trinity Services Group, Inc.(35)	Florida / Food Products	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 8/13/2019)(4)(35)	9,676	9,676	9,676	0.3%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 8/13/2019)(3)(4)(35)	100,000	100,000	100,000	2.9%
				109,676	109,676	3.2%
United Sporting Companies, Inc.(5)	South Carolina / Durable Consumer Products	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018)(3)(4)(5)(31)	140,847	140,847	137,751	4.0%
				140,847	137,751	4.0%
United States Environmental Services, LLC	Texas / Commercial Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 3/31/2019)(3)(4)(30)	22,950	22,950	20,752	0.6%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor), due 3/31/2019)(3)(4)(30)	36,000	36,000	31,619	0.9%
				58,950	52,371	1.5%
Universal Fiber Systems, LLC(5)	Virginia / Textiles, Apparel & Luxury Goods	Second Lien Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/02/2022)(3)(4)(27)(31)	37,000	36,314	36,314	1.1%
				36,314	36,314	1.1%
USG Intermediate, LLC	Texas / Durable Consumer Products	Revolving Line of Credit – $2,500 Commitment (10.75% (LIBOR + 9.75% with 1.00% LIBOR floor), due 4/15/2016)(4)(31)(33)	1,000	1,000	1,000	—%
		Senior Secured Term Loan A (8.25% (LIBOR + 7.25% with 1.00% LIBOR floor), due 4/15/2020)(3)(4)(31)	17,359	17,359	17,178	0.5%
		Senior Secured Term Loan B (13.25% (LIBOR + 12.25% with 1.00% LIBOR floor), due 4/15/2020)(3)(4)(31)	20,140	20,140	19,154	0.6%
		Equity	—	1	—	—%
				38,500	37,332	1.1%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Venio LLC	Pennsylvania / Business Services	Second Lien Term Loan (12.00% (LIBOR + 9.50% with 2.50% LIBOR floor) plus 2.00% default interest, in non-accrual status effective 12/31/15, due 2/19/2020)(4)(30)	$17,000	$17,000	$12,911	0.4%
				17,000	12,911	0.4%
Voya CLO 2012-2, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 18.83%)(24)(32)	38,070	28,421	28,165	0.8%
				28,421	28,165	0.8%
Voya CLO 2012-3, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 18.55%)(24)(32)	46,632	34,930	33,437	1.0%
				34,930	33,437	1.0%
Voya CLO 2012-4, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 18.72%)(24)(32)	40,613	30,957	30,768	0.9%
				30,957	30,768	0.9%
Voya CLO 2014-1, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.90%)(24)(25)(32)	32,383	26,505	25,561	0.7%
				26,505	25,561	0.7%
Washington Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.56%)(24)(25)(32)	22,600	18,718	14,687	0.4%
				18,718	14,687	0.4%
Water Pik, Inc.	Colorado / Personal & Nondurable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021)(4)(27)(30)	15,439	15,078	14,746	0.4%
				15,078	14,746	0.4%
Wheel Pros, LLC	Colorado / Business Services	Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(4)(30)	12,000	12,000	11,998	0.3%
		Subordinated Secured (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(4)(30)	5,460	5,460	5,460	0.2%
				17,460	17,458	0.5%
Total Non-Control/Non-Affiliate Investments (Level 3)				$4,238,156	$3,994,994	116.2%

Total Portfolio Investments				$6,208,157	$6,005,105	175.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

American Property REIT Corp.(8)	Various / Real Estate	Senior Secured Term Loan (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)(6)(30)	$78,077	$78,077	$78,077	2.1%
		Common Stock (301,845 shares)	—	22,115	32,098	0.9%
		Net Operating Income Interest (5% of Net Operating Income)	—	—	8,081	0.2%
				100,192	118,256	3.2%
Arctic Energy Services, LLC(9)	Wyoming / Oil & Gas Services	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 5/5/2019)(3)(4)	31,640	31,640	31,640	0.9%
		Senior Subordinated Term Loan (14.00% (LIBOR + 11.00% with 3.00% LIBOR floor), due 5/5/2019)(3)(4)	20,230	20,230	20,230	0.5%
		Class A Units (700 units)	—	8,879	8,374	0.2%
		Class C Units (10 units)	—	127	120	—%
				60,876	60,364	1.6%
CCPI Inc.(10)	Ohio / Manufacturing	Senior Secured Term Loan A (10.00%, due 12/31/2017)(3)	16,763	16,763	16,763	0.5%
		Senior Secured Term Loan B (12.00% plus 7.00% PIK, due 12/31/2017)(6)	8,844	8,844	8,844	0.2%
		Common Stock (14,857 shares)	—	8,553	15,745	0.4%
				34,160	41,352	1.1%
CP Energy Services Inc.(11)	Oklahoma / Oil & Gas Services	Senior Secured Term Loan A to CP Well Testing, LLC (7.00% (LIBOR + 5.00% with 2.00% LIBOR floor), due 4/1/2019)(4)(30)	11,035	11,035	11,035	0.3%
		Senior Secured Term Loan B to CP Well Testing, LLC (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor) plus 7.50% PIK, due 4/1/2019)(3)(4)(6)(30)	74,493	74,493	74,493	2.0%
		Second Lien Term Loan to CP Well Testing, LLC (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor) plus 9.00% PIK, due 4/1/2019)(4)(6)(30)	15,563	15,563	5,481	0.2%
		Common Stock (2,924 shares)	—	15,227	—	—%
				116,318	91,009	2.5%
Credit Central Loan Company, LLC(12)	South Carolina / Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2019)(6)(32)	36,333	36,333	36,333	1.0%
		Class A Shares (7,500,000 shares)(32)	—	11,633	14,529	0.4%
		Net Revenues Interest (25% of Net Revenues)(32)	—	—	4,310	0.1%
				47,966	55,172	1.5%
Echelon Aviation LLC	New York / Aerospace & Defense	Senior Secured Term Loan (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(4)(6)(30)	40,808	40,808	40,808	1.1%
		Membership Interest (99%)	—	19,907	28,133	0.8%
				60,715	68,941	1.9%
Edmentum Ultimate Holdings, LLC(13)	Minnesota / Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00%, due 6/9/2020)(33)(29)	4,896	4,896	4,896	0.1%
		Unsecured Senior PIK Note (8.50% PIK, due 6/9/2020)(6)	5,875	5,875	5,875	0.2%
		Unsecured Junior PIK Note (10.00% PIK, due 6/9/2020)(6)	19,868	19,868	19,868	0.5%
		Class A Common Units (370,964.14 units)	—	6,577	6,577	0.2%
				37,216	37,216	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

First Tower Finance Company LLC(14)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 12.00% PIK, due 6/24/2019)(6)(32)	$251,578	$251,578	$251,578	6.8%
		Class A Shares (83,729,323 shares)(32)	—	66,473	114,372	3.1%
				318,051	365,950	9.9%
Freedom Marine Solutions, LLC(15)	Louisiana / Oil & Gas Services	Senior Secured Note to Vessel Company, LLC (18.00%, due 12/12/2016)	3,500	3,500	3,500	0.1%
		Senior Secured Note to Vessel Company II, LLC (13.00%, due 11/25/2018)	13,000	12,504	8,680	0.2%
		Senior Secured Note to Vessel Company III, LLC (13.00%, due 12/3/2018)	16,000	16,000	13,790	0.4%
		Membership Interest (100%)	—	7,808	1,120	—%
				39,812	27,090	0.7%
Gulf Coast Machine & Supply Company	Texas / Manufacturing	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), in non-accrual status effective 1/1/2015, due 10/12/2017)(4)(30)	26,844	26,000	6,918	0.2%
		Series A Convertible Preferred Stock (99,900 shares)	—	25,950	—	—%
				51,950	6,918	0.2%
Harbortouch Payments, LLC(16)	Pennsylvania / Business Services	Senior Secured Term Loan A (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor), due 9/30/2017)(3)(4)(30)	128,980	128,980	128,980	3.5%
		Senior Secured Term Loan B (5.50% (LIBOR + 4.00% with 1.50% LIBOR floor) plus 5.50% PIK, due 3/31/2018)(4)(6)(30)	144,878	144,878	144,878	3.9%
		Senior Secured Term Loan C (13.00% (LIBOR + 9.00% with 4.00% LIBOR floor), due 9/29/2018)(4)(30)	22,876	22,876	22,876	0.6%
		Class C Shares (535 shares)	—	8,725	80,202	2.2%
				305,459	376,936	10.2%
MITY, Inc.(17)	Utah / Durable Consumer Products	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 3/19/2019)(3)(4)(30)	18,250	18,250	18,250	0.5%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 3/19/2019)(4)(6)(30)	16,301	16,301	16,301	0.4%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due on demand)(32)	7,200	7,200	5,827	0.2%
		Common Stock (42,053 shares)	—	6,849	10,417	0.3%
				48,600	50,795	1.4%
National Property REIT Corp.(18)	Various / Real Estate	Senior Secured Term Loan A (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)(6)(30)	202,629	202,629	202,629	5.5%
		Senior Secured Term Loan C (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 7.50% PIK, due 4/1/2019)(4)(6)(30)	44,147	44,147	44,147	1.2%
		Senior Secured Term Loan D (14.00% (LIBOR + 12.00% with 2.00% LIBOR floor) plus 4.50% PIK, due 4/1/2019)(4)(6)(30)	67,443	67,443	67,443	1.8%
		Senior Secured Term Loan A to ACL Loan Holdings, Inc. (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 7.50% PIK, due 4/1/2019)(4)(6)(30)	20,413	20,413	20,413	0.6%
		Senior Secured Term Loan B to ACL Loan Holdings, Inc. (14.00% (LIBOR + 12.00% with 2.00% LIBOR floor) plus 4.50% PIK, due 4/1/2019)(4)(6)(30)	30,582	30,582	30,582	0.8%
		Common Stock (643,175 shares)	—	84,446	87,002	2.3%
		Net Operating Income Interest (5% of Net Operating Income)	—	—	19,673	0.5%
				449,660	471,889	12.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

Nationwide Loan Company LLC(19)	Illinois / Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)(6)(32)	$14,820	$14,820	$14,820	0.4%
		Class A Shares (26,974,454.27 shares)(32)	—	14,795	19,730	0.5%
				29,615	34,550	0.9%
NMMB, Inc.(20)	New York / Media	Senior Secured Note (14.00%, due 5/6/2016)	3,714	3,714	3,714	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2016)	7,000	7,000	7,000	0.2%
		Series A Preferred Stock (7,200 shares)	—	7,200	1,338	—%
		Series B Preferred Stock (5,669 shares)	—	5,669	—	—%
				23,583	12,052	0.3%
R-V Industries, Inc.	Pennsylvania / Manufacturing	Senior Subordinated Note (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/12/2018)(3)(4)(30)	29,237	29,237	29,237	0.8%
		Common Stock (545,107 shares)	—	5,087	8,246	0.2%
		Warrant (to purchase 200,000 shares of Common Stock, expires 6/30/2017)	—	1,682	3,025	0.1%
				36,006	40,508	1.1%
United Property REIT Corp.(21)	Various / Real Estate	Senior Term Loan (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(4)(6)(30)	62,768	62,768	62,768	1.7%
		Common Stock (74,449 shares)	—	12,860	11,216	0.3%
		Net Operating Income Interest (5% of Net Operating Income)	—	—	10,701	0.3%
				75,628	84,685	2.3%
Valley Electric Company, Inc.(22)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2017)(3)(4)(6)(30)	10,340	10,340	10,340	0.3%
		Senior Secured Note (10.00% plus 8.50% PIK, due 12/31/2018)(6)	22,293	22,293	20,157	0.5%
		Common Stock (50,000 shares)	—	26,204	—	—%
				58,837	30,497	0.8%
Wolf Energy, LLC	Kansas / Oil & Gas Production	Senior Secured Promissory Note secured by assets formerly owned by H&M (18.00%, in non-accrual status effective 4/15/2013, due 4/15/2018)	32,112	—	—	—%
		Membership Interest (100%)	—	—	—	—%
		Net Profits Interest (8% of Equity Distributions)(7)	—	—	22	—%
				—	22	—%
Total Control Investments				$1,894,644	$1,974,202	53.3%

Affiliate Investments (5.00% to 24.99% voting control)(49)

BNN Holdings Corp.	Michigan / Healthcare	Senior Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 8/29/2019)(3)(4)(29)	$21,182	$21,182	$21,182	0.6%
		Senior Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 8/29/2019)(3)(4)(29)	21,740	21,740	21,740	0.6%
		Series A Preferred Stock (9,925.455 shares)(26)		1,780	2,569	—%
		Series B Preferred Stock (1,753.636 shares)(26)		448	454	—%
				45,150	45,945	1.2%
Total Affiliate Investments				$45,150	$45,945	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Aderant North America, Inc.	Georgia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 6/20/2019)(4)(27)(31)	$7,000	$6,928	$7,000	0.2%
				6,928	7,000	0.2%
AFI Shareholder, LLC (f/k/a Aircraft Fasteners International, LLC)	California / Machinery	Class A Units (32,500 units)	—	376	563	—%
				376	563	—%
Airmall Inc.	Pennsylvania / Property Management	Escrow Receivable	—	5,880	3,814	0.1%
				5,880	3,814	0.1%
Ajax Rolled Ring & Machine, LLC(42)	South Carolina / Manufacturing	Escrow Receivable	—	1,264	2,170	0.1%
				1,264	2,170	0.1%
ALG USA Holdings, LLC	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 2/28/2020)(4)(27)(31)	11,771	11,593	11,771	0.3%
				11,593	11,771	0.3%
American Gilsonite Company	Utah / Metal Services & Minerals	Second Lien Term Loan (11.50%, due 9/1/2017)(27)	15,755	15,755	14,287	0.4%
		Membership Interest (99.9999%)(36)	—	—	—	—%
				15,755	14,287	0.4%
Apidos CLO IX	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 22.56%)(24)(32)	23,525	20,644	22,325	0.6%
				20,644	22,325	0.6%
Apidos CLO XI	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.64%)(24)(32)	38,340	31,485	32,108	0.9%
				31,485	32,108	0.9%
Apidos CLO XII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.68%)(24)(32)	44,063	37,751	38,817	1.0%
				37,751	38,817	1.0%
Apidos CLO XV	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.07%)(24)(32)	36,515	33,958	30,911	0.8%
				33,958	30,911	0.8%
Arctic Glacier U.S.A., Inc.	Minnesota / Food Products	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 11/10/2019)(3)(4)(30)	150,000	150,000	149,180	4.0%
				150,000	149,180	4.0%
Ark-La-Tex Wireline Services, LLC	Louisiana / Oil & Gas Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 4/8/2019)(4)(31)	21,743	21,743	20,042	0.5%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/8/2019)(4)(31)	23,697	23,697	21,675	0.6%
				45,440	41,717	1.1%
Armor Holding II LLC	New York / Diversified Financial Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(4)(27)(30)	7,000	6,888	6,480	0.2%
				6,888	6,480	0.2%
Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Healthcare	Revolving Line of Credit – $4,000 Commitment (13.00% (LIBOR + 11.00% with 2.00% LIBOR floor), due 8/21/2016)(4)(30)(33)	2,350	2,350	2,350	0.1%
		Senior Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 2/21/2018)(3)(4)(30)	38,561	38,561	35,189	0.9%
				40,911	37,539	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

BAART Programs, Inc.	California / Healthcare	Revolving Line of Credit – $5,000 Commitment (8.75% (LIBOR + 8.25% with 0.50% LIBOR floor), due 6/30/2018)(4)(30)(33)	$1,000	$1,000	$1,000	—%
		Senior Secured Term Loan A (6.25% (LIBOR + 5.75% with 0.50% LIBOR floor), due 6/30/2020)(4)(30)	21,500	21,500	21,500	0.6%
		Senior Secured Term Loan B (11.25% (LIBOR + 10.75% with 0.50% LIBOR floor), due 6/30/2020)(4)(30)	21,500	21,500	21,500	0.6%
		Delayed Draw Term Loan – $10,500 Commitment (expires 12/31/2015)(33)	—	—	—	—%
				44,000	44,000	1.2%
Babson CLO Ltd. 2014-III	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.25%)(24)(25)(32)	52,250	47,799	47,148	1.3%
				47,799	47,148	1.3%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Notes (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 4/8/2019)(3)(4)(31)(45)	252,200	252,200	252,200	6.8%
				252,200	252,200	6.8%
Brookside Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 19.25%)(24)(32)	26,000	21,432	24,566	0.7%
				21,432	24,566	0.7%
Caleel + Hayden, LLC	Colorado / Personal & Nondurable Consumer Products	Membership Interest(40)	—	—	227	—%
				—	227	—%
Capstone Logistics Acquisition, Inc.	Georgia / Business Services	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(4)(31)	102,500	101,891	101,891	2.8%
				101,891	101,891	2.8%
Cent CLO 17 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.90%)(24)(32)	24,870	20,309	20,922	0.6%
				20,309	20,922	0.6%
Cent CLO 20 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.49%)(24)(32)	40,275	35,724	33,505	0.9%
				35,724	33,505	0.9%
Cent CLO 21 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.42%)(24)(25)(32)	48,528	43,038	41,910	1.1%
				43,038	41,910	1.1%
CIFC Funding 2011-I, Ltd.	Cayman Islands / Structured Finance	Class D Senior Secured Notes (5.28% (LIBOR + 5.00%, due 1/19/2023)(4)(23)(30)(32)	19,000	15,604	18,175	0.5%
		Class E Subordinated Notes (7.28% (LIBOR + 7.00%, due 1/19/2023)(4)(23)(30)(32)	15,400	13,009	14,223	0.4%
				28,613	32,398	0.9%
CIFC Funding 2013-III, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.56%)(24)(32)	44,100	35,412	35,599	1.0%
				35,412	35,599	1.0%
CIFC Funding 2013-IV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.87%)(24)(32)	45,500	36,124	38,265	1.0%
				36,124	38,265	1.0%
CIFC Funding 2014-IV Investor, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 13.83%)(24)(25)(32)	41,500	34,921	36,195	1.0%
				34,921	36,195	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Cinedigm DC Holdings, LLC	New York / Software & Computer Services	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(4)(6)(30)	$67,449	$67,399	$67,449	1.8%
				67,399	67,449	1.8%
Coverall North America, Inc.	Florida / Commercial Services	Senior Secured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 12/17/2017)(3)(4)(31)	49,922	49,922	49,922	1.3%
				49,922	49,922	1.3%
Crosman Corporation	New York / Manufacturing	Second Lien Term Loan (12.00% (LIBOR + 10.50% with 1.50% LIBOR floor), due 12/30/2019)(3)(4)(31)	40,000	40,000	35,973	1.0%
				40,000	35,973	1.0%
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15% of Equity Distributions)(7)	—	—	—	—%
				—	—	—%
Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)(27)	15,700	15,518	13,070	0.4%
				15,518	13,070	0.4%
Fleetwash, Inc.	New Jersey / Business Services	Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/30/2019)(3)(4)(30)	24,446	24,446	24,446	0.7%
		Delayed Draw Term Loan – $15,000 Commitment (expires 4/30/2019)(33)	—	—	—	—%
				24,446	24,446	0.7%
Focus Brands, Inc.	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)(4)(27)(31)	18,000	17,821	18,000	0.5%
				17,821	18,000	0.5%
Galaxy XV CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.65%)(24)(32)	35,025	27,762	29,739	0.8%
				27,762	29,739	0.8%
Galaxy XVI CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.97%)(24)(32)	24,575	20,434	20,849	0.6%
				20,434	20,849	0.6%
Galaxy XVII CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.43%)(24)(25)(32)	39,905	33,493	33,742	0.9%
				33,493	33,742	0.9%
Global Employment Solutions, Inc.	Colorado / Business Services	Senior Secured Term Loan (10.25% (LIBOR + 9.25% with 1.00% LIBOR floor), due 6/26/2020)(3)(4)(31)	49,567	49,567	49,567	1.3%
				49,567	49,567	1.3%
GTP Operations, LLC(34)	Texas / Software & Computer Services	Senior Secured Term Loan (10.00% (LIBOR + 5.00% with 5.00% LIBOR floor), due 12/11/2018)(3)(4)(30)	116,411	116,411	116,411	3.1%
				116,411	116,411	3.1%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 30.89%)(24)(32)	23,188	19,941	23,172	0.6%
				19,941	23,172	0.6%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 21.41%)(24)(32)	40,400	34,936	39,208	1.1%
				34,936	39,208	1.1%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.17%)(24)(32)	24,500	21,020	22,096	0.6%
				21,020	22,096	0.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2014-2 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.73%)(24)(25)(32)	$41,164	$34,723	$37,555	1.0%
				34,723	37,555	1.0%
HarbourView CLO VII, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.84%)(24)(25)(32)	19,025	15,252	15,197	0.4%
				15,252	15,197	0.4%
Harley Marine Services, Inc.	Washington / Transportation	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 12/20/2019)(3)(4)(27)(30)	9,000	8,855	8,748	0.2%
				8,855	8,748	0.2%
Hollander Sleep Products, LLC	Florida / Durable Consumer Products	Senior Secured Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 10/21/2020)(3)(4)(31)	22,444	22,444	22,444	0.6%
				22,444	22,444	0.6%
ICON Health & Fitness, Inc.	Utah / Durable Consumer Products	Senior Secured Note (11.875%, due 10/15/2016)(27)	16,100	16,103	16,100	0.4%
				16,103	16,100	0.4%
ICV-CSI Holdings, LLC	New York / Transportation	Membership Units (1.6 units)	—	1,639	2,400	0.1%
				1,639	2,400	0.1%
Instant Web, LLC	Minnesota / Media	Senior Secured Term Loan A (5.50% (LIBOR + 4.50% with 1.00% LIBOR floor), due 3/28/2019)(4)(30)	146,363	146,363	146,363	4.0%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/28/2019)(3)(4)(30)	150,100	150,100	150,100	4.0%
		Senior Secured Term Loan C (12.75% (LIBOR + 11.75% with 1.00% LIBOR floor), due 3/28/2019)(4)(30)	27,000	27,000	27,000	0.7%
		Delayed Draw Term Loan – $16,000 Commitment (expires 5/29/2016)(33)	—	—	—	—%
				323,463	323,463	8.7%
InterDent, Inc.	California / Healthcare	Senior Secured Term Loan A (6.25% (LIBOR + 5.25% with 1.00% LIBOR floor), due 8/3/2017)(4)(31)	125,350	125,350	125,350	3.4%
		Senior Secured Term Loan B (11.25% (LIBOR + 10.25% with 1.00% LIBOR floor), due 8/3/2017)(3)(4)(31)	131,125	131,125	131,125	3.5%
				256,475	256,475	6.9%
JAC Holding Corporation	Michigan / Transportation	Senior Secured Note (11.50%, due 10/1/2019)(27)	3,000	3,000	3,000	0.1%
				3,000	3,000	0.1%
Jefferson Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.65%)(24)(25)(32)	19,500	16,928	16,928	0.5%
				16,928	16,928	0.5%
JHH Holdings, Inc.	Texas / Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor) plus 0.50% PIK, due 3/30/2019)(3)(4)(6)(30)	35,297	35,297	35,297	1.0%
				35,297	35,297	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

LaserShip, Inc.	Virginia / Transportation	Senior Secured Term Loan A (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor) plus 2.00% default interest, due 3/18/2019)(3)(4)(31)	$35,156	$35,156	$30,778	0.8%
		Senior Secured Term Loan B (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor) plus 2.00% default interest, due 3/18/2019)(3)(4)(31)	21,555	21,555	18,866	0.5%
		Delayed Draw Term Loan – $6,000 Commitment (expires 12/31/2016)(33)	—	—	—	—%
				56,711	49,644	1.3%
LCM XIV Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 16.70%)(24)(32)	26,500	22,636	23,163	0.6%
				22,636	23,163	0.6%
Madison Park Funding IX, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 21.64%)(24)(32)	31,110	23,663	25,804	0.7%
				23,663	25,804	0.7%
Matrixx Initiatives, Inc.	New Jersey / Pharmaceuticals	Senior Secured Term Loan A (7.50% (LIBOR + 6.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(4)(30)	34,389	34,389	34,026	0.9%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(4)(30)	40,562	40,562	40,562	1.1%
				74,951	74,588	2.0%
Maverick Healthcare Equity, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)	—	1,252	2,190	0.1%
		Class A Common Units (1,250,000 units)	—	—	—	—%
				1,252	2,190	0.1%
Mountain View CLO 2013-I Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.47%)(24)(32)	43,650	37,168	40,480	1.1%
				37,168	40,480	1.1%
Mountain View CLO IX Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.43%)(24)(25)(32)	47,830	44,739	44,666	1.2%
				44,739	44,666	1.2%
Nathan's Famous, Inc.	New York / Food Products	Senior Secured Notes (10.00%, due 3/15/2020)(27)	3,000	3,000	3,000	0.1%
				3,000	3,000	0.1%
NCP Finance Limited Partnership(37)	Ohio / Consumer Finance	Subordinated Secured Term Loan (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(4)(27)(31)(32)	16,305	16,065	16,305	0.4%
				16,065	16,305	0.4%
New Century Transportation, Inc.	New Jersey / Transportation	Senior Subordinated Term Loan (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 4/1/2014, due 2/3/2018)(4)(6)(31)	187	187	—	—%
				187	—	—%
Nixon, Inc.	California / Durable Consumer Products	Senior Secured Term Loan (8.75% plus 2.75% PIK, due 4/16/2018)(3)(6)(27)	13,925	13,749	13,616	0.4%
				13,749	13,616	0.4%
Octagon Investment Partners XV, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 20.72%)(24)(32)	28,571	24,515	26,461	0.7%
				24,515	26,461	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Onyx Payments(43)	Texas / Diversified Financial Services	Revolving Line of Credit – $5,000 Commitment (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 9/10/2015)(4)(30)(33)	$2,000	$2,000	$2,000	0.1%
		Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 9/10/2019)(3)(4)(30)	52,050	52,050	52,050	1.4%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor), due 9/10/2019)(4)(30)	59,389	59,389	59,389	1.6%
				113,439	113,439	3.1%
Pacific World Corporation	California / Personal & Nondurable Consumer Products	Revolving Line of Credit – $15,000 Commitment (8.00% (LIBOR + 7.00% with 1.00% LIBOR floor), due 9/26/2020)(4)(31)(33)	6,500	6,500	6,500	0.2%
		Senior Secured Term Loan A (6.00% (LIBOR + 5.00% with 1.00% LIBOR floor), due 9/26/2020)(4)(31)	99,250	99,250	95,400	2.6%
		Senior Secured Term Loan B (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/26/2020)(3)(4)(31)	99,250	99,250	81,772	2.2%
				205,000	183,672	5.0%
Pelican Products, Inc.	California / Durable Consumer Products	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/9/2021)(4)(27)(31)	17,500	17,484	17,500	0.5%
				17,484	17,500	0.5%
PGX Holdings, Inc.(39)	Utah / Consumer Services	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(4)(31)	135,000	135,000	135,000	3.6%
				135,000	135,000	3.6%
Photonis Technologies SAS	France / Aerospace & Defense	First Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(4)(27)(31)(32)	10,369	10,145	9,734	0.3%
				10,145	9,734	0.3%
Pinnacle (US) Acquisition Co. Limited	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(4)(27)(30)	7,037	6,890	6,612	0.2%
				6,890	6,612	0.2%
PlayPower, Inc.	North Carolina / Durable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 6/23/2022)(4)(27)(30)	10,000	9,850	9,850	0.3%
				9,850	9,850	0.3%
Prime Security Services Borrower, LLC	Illinois / Consumer Services	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 7/1/2022)(4)(27)(31)	10,000	9,850	9,850	0.3%
				9,850	9,850	0.3%
PrimeSport, Inc.	Georgia / Hotels, Restaurants & Leisure	Revolving Line of Credit – $15,000 Commitment (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 7/31/2015)(4)(30)(33)	13,800	13,800	13,800	0.4%
		Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(4)(30)	54,227	54,227	54,227	1.4%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(4)	74,500	74,500	74,500	2.0%
				142,527	142,527	3.8%
Prince Mineral Holding Corp.	New York / Metal Services & Minerals	Senior Secured Term Loan (11.50%, due 12/15/2019)(27)	10,000	9,915	9,458	0.3%
				9,915	9,458	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Rocket Software, Inc.	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)(3)(4)(27)(30)	$20,000	$19,801	$20,000	0.5%
				19,801	20,000	0.5%
Royal Holdings, Inc.	Indiana / Chemicals	Second Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 6/19/2023)(4)(27)(31)	5,000	4,963	5,000	0.1%
				4,963	5,000	0.1%
Ryan, LLC	Texas / Business Services	Subordinated Unsecured Notes (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 3.00% PIK, due 6/30/2018)(4)(6)(30)	72,701	72,701	72,701	2.0%
				72,701	72,701	2.0%
Security Alarm Financing Enterprises, L.P.(45)	California / Consumer Services	Subordinated Unsecured Notes (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 12/19/2020)(4)(31)	25,000	25,000	25,000	0.7%
				25,000	25,000	0.7%
SESAC Holdco II LLC	Tennessee / Media	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 4/22/2021)(3)(4)(27)(30)	10,000	9,854	9,925	0.3%
				9,854	9,925	0.3%
Small Business Whole Loan Portfolio	New York / Online Lending	40 small business loans purchased from Direct Capital Corporation(38)	492	492	362	—%
		2,306 small business loans purchased from On Deck Capital, Inc.(38)	50,066	50,066	50,530	1.4%
				50,558	50,892	1.4%
Spartan Energy Services, Inc.	Louisiana / Oil & Gas Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 12/28/2017)(3)(4)(31)	13,422	13,422	12,973	0.3%
		Senior Secured Term Loan B (11.00% (LIBOR + 10.00% with 1.00% LIBOR floor), due 12/28/2017)(3)(4)(31)	13,935	13,935	13,664	0.4%
				27,357	26,637	0.7%
Speedy Group Holdings Corp.	Canada / Consumer Finance	Senior Unsecured Notes (12.00%, due 11/15/2017)(27)(32)	15,000	15,000	15,000	0.4%
				15,000	15,000	0.4%
Stauber Performance Ingredients, Inc.	California / Food Products	Senior Secured Term Loan A (7.50% (LIBOR + 6.50% with 1.00% LIBOR floor), due 11/25/2019)(3)(4)(30)	9,561	9,561	9,561	0.2%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 11/25/2019)(3)(4)(30)	9,799	9,799	9,799	0.3%
				19,360	19,360	0.5%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Overriding Royalty Interests(28)	—	—	—	—%
				—	—	—%
Sudbury Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.92%)(24)(32)	28,200	22,562	24,425	0.7%
				22,562	24,425	0.7%
Symphony CLO IX Ltd.	Cayman Islands / Structured Finance	Preference Shares (Residual Interest, current yield 20.76%)(24)(32)	45,500	34,797	40,034	1.1%
				34,797	40,034	1.1%
Symphony CLO XIV Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.24%)(24)(25)(32)	49,250	44,018	45,641	1.2%
				44,018	45,641	1.2%
Symphony CLO XV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.72%)(24)(32)	50,250	46,994	46,452	1.3%
				46,994	46,452	1.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

System One Holdings, LLC	Pennsylvania / Business Services	Senior Secured Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 11/17/2020)(3)(4)(31)	$68,146	$68,146	$68,146	1.8%
		Delayed Draw Term Loan – $11,500 Commitment (expires 12/31/2015)(33)	—	—	—	—%
				68,146	68,146	1.8%
Targus Group International, Inc.	California / Durable Consumer Products	First Lien Term Loan (11.75% (PRIME + 8.50%) plus 1.00% PIK and 2.00% default interest, due 5/24/2016)(4)(6)(27)	21,487	21,378	17,233	0.5%
				21,378	17,233	0.5%
TB Corp.	Texas / Hotels, Restaurants & Leisure	Senior Subordinated Note (12.00% plus 1.50% PIK, due 12/19/2018)(3)(6)	23,628	23,628	23,628	0.6%
				23,628	23,628	0.6%
Therakos, Inc.	New Jersey / Healthcare	Second Lien Term Loan (10.75% (LIBOR + 9.50% with 1.25% LIBOR floor), due 6/27/2018)(4)(27)(30)	13,000	12,808	13,000	0.4%
				12,808	13,000	0.4%
Tolt Solutions, Inc.	South Carolina / Business Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 3/7/2019)(3)(4)(30)	47,802	47,802	45,548	1.2%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/7/2019)(3)(4)(30)	48,900	48,900	46,155	1.2%
				96,702	91,703	2.4%
TouchTunes Interactive Networks, Inc.	New York / Media	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(4)(27)(31)	5,000	4,925	4,925	0.1%
				4,925	4,925	0.1%
Traeger Pellet Grills LLC	Oregon / Durable Consumer Products	Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(4)(30)	35,644	35,644	35,644	1.0%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(4)(30)	36,881	36,881	36,881	1.0%
				72,525	72,525	2.0%
Transaction Network Services, Inc.	Virginia / Telecommunication Services	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/14/2020)(4)(27)(31)	4,595	4,573	4,595	0.1%
				4,573	4,595	0.1%
Trinity Services Group, Inc.(14)	Florida / Food Products	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 8/13/2019)(4)(30)	9,825	9,825	9,825	0.3%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 8/13/2019)(3)(4)(30)	100,000	100,000	100,000	2.7%
				109,825	109,825	3.0%
United Sporting Companies, Inc.(5)	South Carolina / Durable Consumer Products	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018)(3)(4)(31)	158,238	158,238	145,618	3.9%
				158,238	145,618	3.9%
United States Environmental Services, LLC	Texas / Commercial Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor) plus 2.00% default interest, due 3/31/2019)(3)(4)(30)	23,250	23,250	21,551	0.6%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor) plus 2.00% default interest, due 3/31/2019)(3)(4)(30)	36,000	36,000	33,406	0.9%
				59,250	54,957	1.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015 (Audited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

USG Intermediate, LLC	Texas / Durable Consumer Products	Revolving Line of Credit – $5,000 Commitment (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 4/15/2016)(4)(31)(33)	$—	$—	$—	—%
		Senior Secured Term Loan A (7.50% (LIBOR + 6.50% with 1.00% LIBOR floor), due 4/15/2020)(3)(4)(31)	21,587	21,587	21,587	0.6%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.50% with 1.00% LIBOR floor), due 4/15/2020)(3)(4)(31)	21,695	21,695	21,695	0.6%
		Equity	—	1	—	—%
				43,283	43,282	1.2%
Venio LLC	Pennsylvania / Business Services	Second Lien Term Loan (12.00% (LIBOR + 9.50% with 2.50% LIBOR floor), due 2/19/2020)(3)(4)(30)	17,000	17,000	16,042	0.4%
				17,000	16,042	0.4%
Voya CLO 2012-2, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 19.32%)(24)(32)	38,070	30,002	32,391	0.9%
				30,002	32,391	0.9%
Voya CLO 2012-3, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 16.87%)(24)(32)	46,632	37,208	38,465	1.0%
				37,208	38,465	1.0%
Voya CLO 2012-4, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 19.40%)(24)(32)	40,613	32,918	34,977	0.9%
				32,918	34,977	0.9%
Voya CLO 2014-1, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.25%)(24)(25)(32)	32,383	28,886	29,170	0.8%
				28,886	29,170	0.8%
Washington Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.28%)(24)(25)(32)	22,600	19,542	20,137	0.5%
				19,542	20,137	0.5%
Water Pik, Inc.	Colorado / Personal & Nondurable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021)(4)(27)(30)	9,147	8,796	9,147	0.2%
				8,796	9,147	0.2%
Wheel Pros, LLC	Colorado / Business Services	Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(4)(30)	12,000	12,000	12,000	0.3%
		Delayed Draw Term Loan – $3,000 Commitment (expires 12/30/2015)(33)	—	—	—	—%
				12,000	12,000	0.3%
Wind River Resources Corporation(41)	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal and 16.00% default interest on past due interest, in non-accrual status effective 12/1/2008, past due)(4)(41)	3,000	3,000	—	—%
		Net Profits Interest (5% of Equity Distributions)(7)		—	—	—%
				3,000	—	—%
Total Non-Control/Non-Affiliate Investments (Level 3)				$4,619,519	$4,589,151	124.0%

Total Level 3 Portfolio Investments				$6,559,313	$6,609,298	178.5%

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2016 (Unaudited) and June 30, 2015 (Continued)

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

(2)
Fair value is determined by or under the direction of our Board of Directors. As of June 30, 2015, one of our portfolio investments, Dover Saddlery, Inc. (“Dover”), was publicly traded and classified as Level 1 within the valuation hierarchy established by ASC 820, Fair Value Measurement (“ASC 820”). On July 1, 2015 we redeemed our investment in Dover and realized a gain of $200. As of June 30, 2015, the fair value of our remaining portfolio investments was determined using significant unobservable inputs. As of March 31, 2016, all of our investments were classified as Level 3. ASC 820 classifies such unobservable inputs used to measure fair value as Level 3 within the valuation hierarchy. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.

(3)
Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of the investments held by PCF at March 31, 2016 and June 30, 2015 were $1,432,939 and $1,511,585, respectively, representing 23.9% and 22.9% of our total investments, respectively.

(4)	Security, or a portion thereof, has a floating interest rate which may be subject to a LIBOR or PRIME floor. The interest rate was in effect at March 31, 2016 and June 30, 2015.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2016 (Unaudited) and June 30, 2015 (Continued)

The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for the three months ended March 31, 2016:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
American Property REIT Corp.	—%	5.50%	5.50%
CCPI Inc.	7.00%	—%	7.00%
Cinedigm DC Holdings, LLC	—%	2.50%	2.50%
Credit Central Loan Company	0.35%	9.65%	10.00%
Crosman Corporation - Senior Secured Term Loan A	4.00%	—%	4.00%
Crosman Corporation - Senior Secured Term Loan B	4.00%	—%	4.00%
Echelon Aviation LLC	—%	2.25%	2.25%
Edmentum Ultimate Holdings, LLC - Senior PIK Note	8.50%	—%	8.50%
Edmentum Ultimate Holdings, LLC - Junior PIK Note	10.00%	—%	10.00%
First Tower Finance Company LLC	—%	12.00%	12.00%
Harbortouch Payments, LLC	N/A	N/A	5.50%	(A)
JHH Holdings, Inc.	0.50%	—%	0.50%
LaserShip , Inc. - Term Loan A	2.00%	—%	2.00%
LaserShip , Inc. - Term Loan B	2.00%	—%	2.00%
Mity, Inc.	—%	10.00%	10.00%
National Property REIT Corp. - Senior Secured Term Loan A	—%	5.50%	5.50%
National Property REIT Corp. - Senior Secured Term Loan C	—%	5.00%	5.00%
National Property REIT Corp. - Senior Secured Term Loan E	—%	5.00%	5.00%
Nationwide Loan Company LLC	0.52%	9.48%	10.00%
Nixon, Inc.	3.00%	—%	3.00%
United Property REIT Corp.	—%	5.50%	5.50%
Valley Electric Co. of Mt. Vernon, Inc.	—%	2.50%	2.50%
Valley Electric Company, Inc.	0.71%	7.79%	8.50%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2016 (Unaudited) and June 30, 2015 (Continued)

The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for the three months ended June 30, 2015:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
American Property REIT Corp.	—%	5.50%	5.50%
CCPI Inc.	7.00%	—%	7.00%
Cinedigm DC Holdings, LLC	2.50%	—%	2.50%
CP Energy Services Inc. - Second Lien Term Loan	9.00%	—%	9.00%
CP Energy Services Inc. - Senior Secured Term Loan B	7.50%	—%	7.50%
Credit Central Loan Company, LLC	—%	10.00%	10.00%
Echelon Aviation LLC	N/A	N/A	2.25%	(B)
Edmentum Ultimate Holdings, LLC - Unsecured Junior PIK Note	N/A	N/A	10.00%	(B)
Edmentum Ultimate Holdings, LLC - Unsecured Senior PIK Note	N/A	N/A	8.50%	(B)
First Tower Finance Company LLC	1.64%	10.36%	12.00%
Harbortouch Payments, LLC	5.50%	—%	5.50%	(A)
JHH Holdings, Inc.	0.50%	—%	0.50%
Mity, Inc.	10.00%	—%	10.00%
National Property REIT Corp. - Senior Secured Term Loan A	—%	5.50%	5.50%
National Property REIT Corp. - Senior Secured Term Loan A to ACL Loan Holdings, Inc.	—%	7.50%	7.50%
National Property REIT Corp. - Senior Secured Term Loan B to ACL Loan Holdings, Inc.	—%	4.50%	4.50%
National Property REIT Corp. - Senior Secured Term Loan C	—%	7.50%	7.50%
National Property REIT Corp. - Senior Secured Term Loan D	—%	4.50%	4.50%
Nationwide Loan Company LLC	—%	10.00%	10.00%
Nixon, Inc.	2.75%	—%	2.75%
Ryan, LLC	3.00%	—%	3.00%
Targus Group International, Inc.	1.00%	—%	1.00%
United Property REIT Corp.	—%	5.50%	5.50%
Valley Electric Co. of Mt. Vernon, Inc.	2.50%	—%	2.50%
Valley Electric Company, Inc.	8.50%	—%	8.50%
(A) PIK is capitalized annually; next PIK payment/capitalization date at March 31, 2016 and June 30, 2015 is April 1, 2016.
(B) PIK is capitalized quarterly; next PIK payment date at June 30, 2015 was July 31, 2015.

(7)	In addition to the stated returns, the net profits interest held will be realized upon sale of the borrower or a sale of the interests.

(8)
APH Property Holdings, LLC, a consolidated entity in which we own 100% of the membership interests, owns 100% of the common equity of American Property REIT Corp. (f/k/a American Property Holdings Corp. (“APRC”)), a qualified Real Estate Investment Trust ( “REIT”) which holds investments in several real estate properties. We report APRC as a separate controlled company. See Note 3 for further discussion of the properties held by APRC.

(9)
Arctic Oilfield Equipment USA, Inc. (“Arctic Oilfield”), a consolidated entity in which we own 100% of the common equity, owns 70% of the equity Units of Arctic Energy Services, LLC (“Arctic Energy”), the operating company. We report Arctic Energy as a separate controlled company. On September 30, 2015, we restructured our investment in Arctic Energy. Concurrent with the restructuring, we exchanged our $31,640 senior secured loan and our $20,230 subordinated loan for Class D and Class E Units in Arctic Energy. Our ownership of Arctic Oilfield includes a preferred interest in their holdings of all the Class D, Class E, Class C, and Class A Units (in order of priority returns). These unit classes are senior to management’s interests in the F and B Units.

(10)
CCPI Holdings Inc., a consolidated entity in which we own 100% of the common stock, owns 94.63% and 94.95% of CCPI Inc. (“CCPI”), the operating company, as of March 31, 2016 and June 30, 2015, respectively. We report CCPI as a separate controlled company.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2016 (Unaudited) and June 30, 2015 (Continued)

(11)
CP Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 82.3% of CP Energy Services Inc. (“CP Energy”) as of March 31, 2016 and June 30, 2015, respectively. As of June 30, 2015, CP Energy owned directly or indirectly 100% of each of CP Well Testing, LLC (“CP Well”); Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. Effective December 31, 2014, CP Energy underwent a corporate reorganization in order to consolidate certain of its wholly-owned subsidiaries. On October 30, 2015, we restructured our investment in CP Energy. Concurrent with the restructuring, we exchanged our $86,965 senior secured loan and $15,924 subordinated loan for Series B Redeemable Preferred Stock in CP Energy.

(12)
Credit Central Holdings of Delaware, LLC, a consolidated entity in which we own 100% of the membership interests, owns 74.93% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of March 31, 2016 and June 30, 2015, Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company.

(13)
On June 9, 2015, we provided additional debt and equity financing to support the recapitalization of Edmentum, Inc. (“Edmentum”). As part of the recapitalization, we exchanged 100% of the $50,000 second lien term loan previously outstanding for $26,365 of junior PIK notes and 370,964.14 Class A common units representing 37.1% equity ownership in Edmentum Ultimate Holdings, LLC. In addition, we invested $5,875 in senior PIK notes and committed $7,834 as part of a second lien revolving credit facility, of which $4,896 was funded at closing. On June 9, 2015, we determined that Edmentum was impaired and recorded a realized loss of $22,116 for the amount that the amortized cost exceeded the fair value, reducing the amortized cost to $37,216.

(14)
First Tower Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC, the operating company as of March 31, 2016 and June 30, 2015, respectively. We report First Tower Finance as a separate controlled company.

(15)
Energy Solutions Holdings Inc., a consolidated entity in which we own 100% of equity, owns 100% of Freedom Marine Solutions, LLC (“Freedom Marine”), which owns Vessel Company, LLC, Vessel Company II, LLC and Vessel Company III, LLC. We report Freedom Marine as a separate controlled company. On October 30, 2015, we restructured our investment in Freedom Marine. Concurrent with the restructuring, we exchanged our $32,500 senior secured loans for additional membership interest in Freedom Marine.

(16)
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

(17)
MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 95.83% and 94.99% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”), as of March 31, 2016 and June 30, 2015, respectively. MITY owns 100% of each of MITY-Lite, Inc.; Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. MITY Delaware has a subordinated unsecured note issued and outstanding to Broda Canada that is denominated in Canadian Dollars (CAD). As of March 31, 2016 and June 30, 2015, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD.

(18)
NPH Property Holdings, LLC, a consolidated entity in which we own 100% of the membership interests, owns 100% of the common equity of National Property REIT Corp. (f/k/a National Property Holdings Corp. (“NPRC”)), a property REIT which holds investments in several real estate properties. Additionally, through its wholly-owned subsidiaries, NPRC invests in online consumer loans. We report NPRC as a separate controlled company. See Note 3 for further discussion of the properties held by NPRC. On March 17, 2015, we entered into a new credit agreement with ACL Loan Holdings, Inc. (“ACLLH”), a wholly-owned subsidiary of NPRC, to form two new tranches of senior secured term loans, Term Loan A and Term Loan B, with the same terms as the then existing NPRC Term Loan A and Term Loan B due to us. That agreement was effective as of June 30, 2014. On June 30, 2014, ACLLH made a non-cash return of capital distribution of $22,390 to NPRC and NPRC transferred and assigned to ACLLH a senior secured Term Loan A due to us. On June 2, 2015, we amended the credit agreement with NPRC to form two new tranches of senior secured term loans, Term Loan C and Term Loan D, with the same terms as the then existing ACLLH Term Loan A and Term Loan B due to us. That amendment was effective as of April 1, 2015. On August 18, 2015, we amended the credit agreement with NPRC to form a new tranche of senior secured term loans, Term Loan E. The amendment was effective as of July 1, 2015, and the outstanding Term Loan C and Term Loan D balances were converted to Term Loan E. On August 12, 2015, we also amended the credit agreement with ACLLH to form a new tranche of senior secured term loans, Term Loan C. The

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2016 (Unaudited) and June 30, 2015 (Continued)

amendment was effective as of July 1, 2015, and the outstanding Term Loan A and Term Loan B balances were converted to Term Loan C.

(19)
Nationwide Acceptance Holdings LLC, a consolidated entity in which we own 100% of the membership interests, owns 93.79% of Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC (“Nationwide”)), the operating company, as of March 31, 2016 and June 30, 2015. We report Nationwide as a separate controlled company. On June 1, 2015, Nationwide completed a corporate reorganization. As part of a reorganization, Nationwide Acceptance LLC was renamed Nationwide Loan Company LLC (continues as “Nationwide”) and formed two new wholly-owned subsidiaries: Pelican Loan Company LLC (“Pelican”) and Nationwide Consumer Loans LLC. Nationwide assigned 100% of the equity interests in its other subsidiaries to Pelican which, in turn, assigned these interests to Nationwide Acceptance LLC (“New Nationwide”), the new operating company wholly-owned by Pelican. New Nationwide also assumed the existing senior subordinated term loan due to Prospect.

(20)
NMMB Holdings, a consolidated entity in which we own 100% of the equity, owns 96.33% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of March 31, 2016 and June 30, 2015. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.

(21)
UPH Property Holdings, LLC, a consolidated entity in which we own 100% of the membership interests, owns 100% of the common equity of United Property REIT Corp. (f/k/a United Property Holdings Corp. (“UPRC”)), a property REIT which holds investments in several real estate properties. We report UPRC as a separate controlled company. See Note 3 for further discussion of the properties held by UPRC.

(22)
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

(23)	This investment is in the debt class of a CLO security.

(24)
This investment is in the equity class of a CLO security. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The current estimated yield is based on the current projections of this excess cash flow taking into account assumptions which have been made regarding expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and adjusted. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.

(25)	Co-investment with another fund managed by an affiliate of our investment adviser, Prospect Capital Management L.P. See Note 13 for further discussion.

(26)	On a fully diluted basis represents 10.00% of voting common shares.

(27)	Syndicated investment which was originated by a financial institution and broadly distributed.

(28)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(29)
The interest rate on these investments is subject to the base rate of 6-Month LIBOR, which was 0.90% and 0.44% at March 31, 2016 and June 30, 2015, respectively. The current base rate for each investment may be different from the reference rate on June 30, 2015.

(30)
The interest rate on these investments is subject to the base rate of 3-Month LIBOR, which was 0.63% and 0.28% at March 31, 2016 and June 30, 2015, respectively. The current base rate for each investment may be different from the reference rate on March 31, 2016 and June 30, 2015.

(31)
The interest rate on these investments is subject to the base rate of 1-Month LIBOR, which was 0.44% and 0.19% at March 31, 2016 and June 30, 2015, respectively. The current base rate for each investment may be different from the reference rate on March 31, 2016 and June 30, 2015.

(32)
Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2016 and June 30, 2015, our qualifying assets as a percentage of total assets, stood at 74.46% and 75.1%, respectively. We monitor the status of these assets on an ongoing basis.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2016 (Unaudited) and June 30, 2015 (Continued)

(33)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 6.00%. As of March 31, 2016 and June 30, 2015, we had $60,242 and $88,288, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.

(34)
GTP Operations, LLC, Transplace, LLC, CI (Transplace) International, LLC, Transplace Freight Services, LLC, Transplace Texas, LP, Transplace Stuttgart, LP, Transplace International, Inc., Celtic International, LLC, and Treetop Merger Sub, LLC are joint borrowers on the senior secured term loan.

(35)	Trinity Services Group, Inc. and Trinity Services I, LLC are joint borrowers on the senior secured loan facility.

(36)
We own 99.9999% of AGC/PEP, LLC. AGC/PEP, LLC owns 2,038 out of a total of 93,485 shares (including 7,456 vested and unvested management options) of American Gilsonite Holding Company which owns 100% of American Gilsonite Company.

(37)	NCP Finance Limited Partnership, NCP Finance Ohio, LLC, and certain affiliates thereof are joint borrowers on the subordinated secured term loan

(38)
Our wholly-owned subsidiary Prospect Small Business Lending, LLC purchases small business whole loans from small business loan originators, including On Deck Capital, Inc., and Direct Capital Corporation.

(39)
As of June 30, 2015, Progrexion Marketing, Inc., Progrexion Teleservices, Inc., Progrexion ASG, Inc., Progrexion IP, Inc., Creditrepair.com, Inc., and eFolks, LLC were joint borrowers on the senior secured term loan. PGX Holdings, Inc. (“PGX”) was the parent guarantor of this debt investment. As of March 31, 2016, PGX is the sole borrower on the second lien term loan.

(40)	As of March 31, 2016 and June 30, 2015, we own 1.43% (13,220 shares) of Mineral Fusion Natural, LLC, a subsidiary of Caleel + Hayden, LLC, common and preferred interest.

(41)
Wind River Resources Corporation and Wind River II Corporation are joint borrowers on the senior secured note. The interest rate for this investment is subject to the base rate of 12-Month LIBOR, which was 0.77% at June 30, 2015.

(42)
SB Forging Company, Inc. (“SB Forging”), a consolidated entity in which we own 100% of the equity, owned 100% of Ajax Rolled Ring & Machine, LLC, the operating company, which was sold on October 10, 2014. As part of the sale there is $3,000 being held in escrow of which $802 was received on May 6, 2015 for which we realized a gain of the same amount.

(43)
Pegasus Business Intelligence, LP, Paycom Acquisition, LLC, and Paycom Acquisition Corp. are joint borrowers on the senior secured loan facilities. Paycom Intermediate Holdings, Inc. is the parent guarantor of this debt investment. These entities transact business internationally under the trade name Onyx Payments.

(44)	Security Alarm Financing Enterprises, L.P. and California Security Alarms, Inc. are joint borrowers on the senior subordinated note.

(45)
A portion of the senior secured note is denominated in Canadian Dollars (CAD). As of June 30, 2015, the principal balance of this note was CAD 36,666. In accordance with ASC 830, this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedules of Investments in USD.

(46)
On February 3, 2016, lenders foreclosed on Targus Group International, Inc., and our $21,613 first lien term loan was extinguished and exchanged for 1,262,737 common units representing 12.63% equity ownership in Targus Cayman HoldCo Limited, the parent company of Targus.  On February 17, 2016, we provided additional debt financing to support the recapitalization of Targus. As part of the recapitalization, we invested an additional $1,263 in a new senior secured Term Loan A notes and were allocated $3,788 in new senior secured Term Loan B notes. During the same period, Targus was written-down for tax purposes and a realized loss of $14,194 therefore was realized for the amount that the amortized cost exceeded the fair value.

(47)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended March 31, 2016 with these controlled investments were as follows:

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2016 (Unaudited) and June 30, 2015 (Continued)

Portfolio Company	Fair Value at June 30, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at March 31, 2016	Interest income	Dividend income	Other income	Net realized gains (losses)
American Property REIT Corp.	$118,256	$2,826	$(26,730)	$13,141	$107,493	$6,488	$11,016	$702	$—
Arctic Energy Services, LLC	60,364	—	—	(22,748)	37,616	1,123	—	—	—
CCPI Inc.	41,352	475	(6,255)	5,281	40,853	2,370	3,195	—	—
CP Energy Services Inc.	91,009	(2,820)	—	(12,766)	75,423	(390)	—	—	—
Credit Central Loan Company, LLC	55,172	323	(323)	(2,786)	52,386	5,556	—	1,852	—
Echelon Aviation LLC	68,941	—	(2,954)	(9,023)	56,964	4,360	7,250	—	—
Edmentum Ultimate Holdings, LLC	37,216	4,841	(4,896)	3,127	40,288	2,728	—	—	—
First Tower Finance Company LLC	365,950	8,353	(679)	(15,494)	358,130	42,499	—	—	—
Freedom Marine Solutions, LLC	27,090	400	—	(871)	26,619	1,112	—	—	—
Gulf Coast Machine & Supply Company	6,918	8,000	(75)	(4,897)	9,946	—	—	—	—
Harbortouch Payments, LLC	376,936	—	(4,028)	(37,228)	335,680	23,129	—	—	—
MITY, Inc.	50,795	140	—	6,688	57,623	4,325	710	—	7
National Property REIT Corp.	471,889	192,533	(116,128)	30,249	578,543	45,360	—	3,894	—
Nationwide Loan Company LLC	34,550	3,583	(300)	(3,635)	34,198	2,368	2,651	—	—
NMMB, Inc.	12,052	—	—	1,218	13,270	1,146	—	—	—
R-V Industries, Inc.	40,508	—	(614)	(4,587)	35,307	2,192	224	—	—
SB Forging Company, Inc.	—	—	—	—	—	—	—	—	—
United Property REIT Corp.	84,685	7,531	—	13,416	105,632	5,774	—	988	—
Valley Electric Company, Inc.	30,497	1,397	—	(535)	31,359	3,995	—	—	—
Wolf Energy, LLC	22	—	—	671	693	—	—	—	—
Total	$1,974,202	$227,582	$(162,982)	$(40,779)	$1,998,023	$154,135	$25,046	$7,436	$7

* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, and PIK interest.

** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, and impairments.

(48)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended March 31, 2016 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)*	Net unrealized gains (losses)	Fair Value at March 31, 2016	Interest income	Dividend income	Other income	Net realized gains (losses)
BNN Holdings Corp.	$45,945	$—	$(42,922)	$504	$3,527	$896	$—	$—	$—
Targus International LLC	—	22,724	(14,194)	31	8,561	—	—	—	(14,194)
Total	$45,945	$22,724	$(57,116)	$535	$12,088	$896	$—	$—	$(14,194)

* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, and PIK interest.

** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, and impairments.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2016 (Unaudited) and June 30, 2015 (Continued)

(49)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2015 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2014	Gross Additions (Cost)*		Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at June 30, 2015	Interest income	Dividend income	Other income	Net realized gains (losses)
Airmall Inc.	$45,284	$—		$(57,500)	$12,216	$—	$576	$—	$3,000	$(2,808)
American Property REIT Corp.	206,159	(102,543)	***	(32)	14,672	118,256	14,747	—	1,342	—
Appalachian Energy LLC	—	—		(2,050)	2,050	—	—	—	—	(2,050)
Arctic Energy Services, LLC	61,114	—		—	(750)	60,364	6,721	—	—	—
Borga, Inc.	436	—		(3,177)	2,741	—	—	—	—	(2,589)
BXC Company, Inc.	2,115	250		(17,698)	15,333	—	—	—	5	(16,949)
CCPI Inc.	32,594	599		(476)	8,635	41,352	3,332	—	525	—
Change Clean Energy Company, LLC	—	—		—	—	—	—	—	—	—
Coalbed, LLC	—	—		—	—	—	—	—	—	—
CP Energy Services Inc.	130,119	2,818		—	(41,927)	91,010	16,420	—	—	—
Credit Central Loan Company, LLC	50,432	300		(2,337)	6,777	55,172	7,375	159	1,220	—
Echelon Aviation LLC	92,628	5,800		(37,713)	8,226	68,941	6,895	—	—	—
Edmentum Ultimate Holdings, LLC	—	60,772		(23,556)	—	37,216	—	—	—	(22,116)
First Tower Finance Company LLC	326,785	332		(1,932)	40,765	365,950	52,900	1,929	—	—
Freedom Marine Solutions, LLC	32,004	—		(485)	(4,429)	27,090	4,461	—	—	—
Gulf Coast Machine & Supply Company	14,459	8,500		—	(16,041)	6,918	1,370	—	—	—
Harbortouch Payments, LLC	291,314	35,374		(8,609)	58,857	376,936	29,834	—	579	—
Manx Energy, Inc.	—	—		(50)	50	—	—	—	—	(50)
MITY, Inc.	49,289	3,032		(2,594)	1,068	50,795	5,783	—	—	(5)
National Property REIT Corp.	124,511	361,481	***	(38,420)	24,317	471,889	30,611	—	1,959	—
Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC)	29,923	2,814		(2,350)	4,163	34,550	3,005	4,425	—	—
NMMB, Inc.	6,297	383		—	5,372	12,052	1,521	—	—	—
R-V Industries, Inc.	57,734	—		(1,175)	(16,052)	40,507	3,018	298	—	—
SB Forging Company, Inc. *****	25,536	—		(46,550)	21,014	—	956	—	2,000	(21,001)
United Property REIT Corp.	24,566	51,936	***	(448)	8,631	84,685	5,893	—	2,345	—
Valley Electric Company, Inc.	33,556	2,053		(76)	(5,036)	30,497	4,991	—	—	—
Vets Securing America, Inc.****	—	100		(3,931)	3,831	—	—	—	—	(3,246)
Wolf Energy, LLC	3,599	—		(5,991)	2,414	22	—	—	—	(5,818)
Yatesville Coal Company, LLC	—	—	—	(1,449)	1,449	—	—	—	—	(1,449)
Total	$1,640,454	$434,001		$(258,599)	$158,346	$1,974,202	$200,409	$6,811	$12,975	$(78,081)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2016 (Unaudited) and June 30, 2015 (Continued)

* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, and PIK interest.

** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, and impairments. Redemption amounts included within gross reductions include the cost basis adjustments resulting from consolidation on July 1, 2014.
*** These amounts include the cost basis of investments transferred from APRC and UPRC to NPRC. (See Note 3 for details.)
**** During the year ended June 30, 2015, The Healing Staff, Inc. (“THS”) ceased operations and Vets Securing America, Inc. (“VSA”) management team supervised both the continued operations of VSA and the wind-down of activities at THS.
***** Realized loss reflects an adjustment from three months ended March 31, 2016, pertaining to prior period.

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

* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, and PIK interest.

** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, and impairments.

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

On May 15, 2007, we formed a wholly-owned subsidiary Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Our wholly-owned subsidiary Prospect Small Business Lending, LLC (“PSBL”) was formed on January 27, 2014 and purchases small business whole loans on a recurring basis from online small business loan originators, including On Deck Capital, Inc. (“OnDeck”). On September 30, 2014, we formed a wholly-owned subsidiary Prospect Yield Corporation, LLC (“PYC”) and effective October 23, 2014, PYC holds our investments in collateralized loan obligations (“CLOs”). Each of these subsidiaries have been consolidated since operations commenced.
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
Our investment objective is to generate both current income and long-term capital appreciation through debt and equity investments. We invest primarily in senior and subordinated debt and equity of private companies in need of capital for acquisitions, divestitures, growth, development, recapitalizations and other purposes. We work with the management teams or financial sponsors to identify investments with historical cash flows, asset collateral or contracted pro-forma cash flows for investment.
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

Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three and nine months ended March 31, 2016.

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

Prepayment Risk
Many of our debt investments allow for prepayment of principal without penalty. Downward changes in interest rates may cause prepayments to occur at a faster than expected rate, thereby effectively shortening the maturity of the security and making the security less likely to fully earn all of the expected income and reinvesting in a lower yielding instrument.
Structured Credit Related Risk

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

1.	Each portfolio company or investment is reviewed by our investment professionals with independent valuation firms engaged by our Board of Directors.

2.	The independent valuation firms prepare independent valuations for each investment based on their own independent assessments and issue their report.

3.
The Audit Committee of our Board of Directors reviews and discusses with the independent valuation firms the valuation reports, and then makes a recommendation to the Board of Directors of the value for each investment.

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
Our investments in CLOs are classified as ASC 820 Level 3 securities and are valued using a discounted cash flow model. The valuations have been accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view as well as to determine an appropriate call date (i.e., expected maturity). For each CLO security, the most appropriate valuation approach has been chosen from alternative approaches to ensure the most accurate valuation for such security. To value a CLO, both the assets and the liabilities of the CLO capital structure are modeled. Our valuation agent utilizes other methods to validate the results from the discounted cash flow method. We use a waterfall engine to store the collateral data, generate collateral cash flows from the assets based on various assumptions for the risk factors, distribute the cash flows to the liability structure based on the payment priorities, and discount them back using current market discount rates. We are not responsible for and have no influence over the asset management of the portfolios underlying the CLO investments we hold as those portfolios are managed by non-affiliated third party CLO collateral managers. The main risk factors are: default risk, interest rate risk, downgrade risk, and credit spread risk.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current. As of March 31, 2016, approximately 0.5% of our total assets are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of March 31, 2016 and June 30, 2015, we accrued $400 and $305, respectively, for any unpaid potential excise tax liability and have included these amounts within other liabilities on the accompanying Consolidated Statements of Assets and Liabilities.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2016 and for the three and nine months then ended, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for our federal tax years ended August 31, 2012 and thereafter remain subject to examination by the Internal Revenue Service.
Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our future earnings. Net realized capital gains, if any, are distributed at least annually.
Financing Costs
We record origination expenses related to our Revolving Credit Facility and Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Unsecured Notes”) as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method for our Revolving Credit Facility and the effective interest method for our Unsecured Notes over the respective expected life or maturity. In the event that we modify or extinguish our debt before maturity, we follow the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Revolving Credit Facility, any unamortized deferred costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our Unsecured Notes, any unamortized deferred costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment. Effective July 1, 2016, these costs will be reclassified to the balance sheet as a deduction from the debt liability rather than an asset, in accordance with Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).
We may record registration expenses related to shelf filings as prepaid assets. These expenses consist principally of SEC registration fees, legal fees and accounting fees incurred. These prepaid assets are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of March 31, 2016 and June 30, 2015, there are no prepaid assets related to registration expenses and all amounts incurred have been expensed.
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
Recent Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03 which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The new guidance will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance must be applied on a retrospective basis to all prior periods presented in the financial statements. The adoption of the amended guidance in ASU 2015-03 is expected to decrease total liabilities by decreasing the carrying value of our debt, and is expected to decrease total assets by decreasing deferred financing costs of our debt, but is not expected to have any other significant effect on our consolidated financial statements and disclosures.
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
Note 3. Portfolio Investments
At March 31, 2016, we had investments in 125 long-term portfolio investments, which had an amortized cost of $6,208,157 and a fair value of $6,005,105. At June 30, 2015, we had investments in 131 long-term portfolio investments, which had an amortized cost of $6,559,376 and a fair value of $6,609,558.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $685,064 and $1,456,071 during the nine months ended March 31, 2016 and March 31, 2015, respectively. Debt repayments and proceeds from sales of equity securities of approximately $955,415 and $1,022,394 were received during the nine months ended March 31, 2016 and March 31, 2015, respectively.
The following table shows the composition of our investment portfolio as of March 31, 2016 and June 30, 2015.

	March 31, 2016		June 30, 2015
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$9,592	$9,390	$30,546	$30,546
Senior Secured Debt	3,224,780	3,089,474	3,617,111	3,533,447
Subordinated Secured Debt	1,171,470	1,152,234	1,234,701	1,205,303
Subordinated Unsecured Debt	75,041	69,817	145,644	144,271
Small Business Loans	20,734	20,774	50,558	50,892
CLO Debt	—	—	28,613	32,398
CLO Residual Interest	1,105,379	995,929	1,072,734	1,113,023
Equity	601,161	667,487	379,469	499,678
Total Investments	$6,208,157	$6,005,105	$6,559,376	$6,609,558
In the previous table and throughout the remainder of this footnote, we aggregate our portfolio investments by type of investment, which may differ slightly from the nomenclature used by the constituent instruments defining the rights of holders of the investment, as disclosed on our Consolidated Schedules of Investments (“SOI”). The following investments are included in each category:

•	Senior Secured Debt includes investments listed on the SOI such as senior secured term loans, senior term loans, secured promissory notes, senior demand notes, and first lien term loans.

•	Subordinated Secured Debt includes investments listed on the SOI such as subordinated secured term loans, subordinated term loans, senior subordinated notes, and second lien term loans.

•	Subordinated Unsecured Debt includes investments listed on the SOI such as subordinated unsecured notes and senior unsecured notes.

•	Small Business Loans includes our investments in small business whole loans purchased from OnDeck and Direct Capital Corporation (“Direct Capital”).

•	CLO Debt includes our investments in the “debt” class of security of CLO funds.

•	CLO Residual Interest includes our investments in the “equity” class of security of CLO funds such as income notes, preference shares, and subordinated notes.

•
Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of March 31, 2016.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$9,390	$9,390
Senior Secured Debt	—	—	3,089,474	3,089,474
Subordinated Secured Debt	—	—	1,152,234	1,152,234
Subordinated Unsecured Debt	—	—	69,817	69,817
Small Business Loans	—	—	20,774	20,774
CLO Residual Interest	—	—	995,929	995,929
Equity	—	—	667,487	667,487
Total Investments	$—	$—	$6,005,105	$6,005,105
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2015.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$30,546	$30,546
Senior Secured Debt	—	—	3,533,447	3,533,447
Subordinated Secured Debt	—	—	1,205,303	1,205,303
Subordinated Unsecured Debt	—	—	144,271	144,271
Small Business Loans	—	—	50,892	50,892
CLO Debt	—	—	32,398	32,398
CLO Residual Interest	—	—	1,113,023	1,113,023
Equity	260	—	499,418	499,678
Total Investments	$260	$—	$6,609,298	$6,609,558
The following tables show the aggregate changes in the fair value of our Level 3 investments during the nine months ended March 31, 2016.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2015	$1,974,202	$45,945	$4,589,151	$6,609,298
Net realized gains (losses) on investments	7	(14,194)	(6,872)	(21,059)
Net change in unrealized (depreciation) appreciation	(40,779)	535	(212,792)	(253,036)
Net realized and unrealized losses	(40,772)	(13,659)	(219,664)	(274,095)
Purchases of portfolio investments	224,058	1,263	452,268	677,589
Payment-in-kind interest	3,524	—	3,951	7,475
Amortization of discounts and premiums	—	—	(62,631)	(62,631)
Repayments and sales of portfolio investments	(162,989)	(42,922)	(746,620)	(952,531)
Transfers within Level 3(1)	—	21,461	(21,461)	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of March 31, 2016	$1,998,023	$12,088	$3,994,994	$6,005,105

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2015	$30,546	$3,533,447	$1,205,303	$144,271	$50,892	$32,398	$1,113,023	$499,418	$6,609,298
Net realized (losses) gains on investments	—	(1,245)	(7,457)	8	(4,875)	3,911	—	(11,401)	(21,059)
Net change in unrealized (depreciation) appreciation	(202)	(51,642)	10,160	(3,853)	(294)	(3,784)	(149,736)	(53,685)	(253,036)
Net realized and unrealized (losses)	(202)	(52,887)	2,703	(3,845)	(5,169)	127	(149,736)	(65,086)	(274,095)
Purchases of portfolio investments	6,142	367,732	90,604	—	62,621	—	96,620	53,870	677,589
Payment-in-kind interest	—	4,838	540	2,097	—	—	—	—	7,475
Accretion (amortization) of discounts and premiums	—	194	763	—	—	390	(63,978)	—	(62,631)
Repayments and sales of portfolio investments	(27,096)	(639,265)	(72,447)	(72,706)	(87,570)	(32,915)	—	(20,532)	(952,531)
Transfers within Level 3(1)	—	(124,585)	(75,232)	—	—	—	—	199,817	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of March 31, 2016	$9,390	$3,089,474	$1,152,234	$69,817	$20,774	$—	$995,929	$667,487	$6,005,105

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
The following tables show the aggregate changes in the fair value of our Level 3 investments during the nine months ended March 31, 2015.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2014	$1,640,454	$32,121	$4,580,996	$6,253,571
Net realized loss on investments	(54,588)	—	(96,385)	(150,973)
Net change in unrealized appreciation	114,495	611	15,440	130,546
Net realized and unrealized gain (loss)	59,907	611	(80,945)	(20,427)
Purchases of portfolio investments	288,514	15,050	1,136,022	1,439,586
Payment-in-kind interest	11,224	—	5,261	16,485
Amortization of discounts and premiums	—	—	(64,200)	(64,200)
Repayments and sales of portfolio investments	(171,888)	(1,509)	(848,997)	(1,022,394)
Transfers within Level 3(1)	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of March 31, 2015	$1,828,211	$46,273	$4,728,137	$6,602,621

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2014	$2,786	$3,514,198	$1,200,221	$85,531	$4,252	$33,199	$1,093,985	$319,399	$6,253,571
Net realized loss on investments	(1,094)	(33,873)	(75,164)	(4)	(708)	—	(15,561)	(24,569)	(150,973)
Net change in unrealized appreciation (depreciation)	659	3,934	35,223	—	(1,644)	(608)	(6,667)	99,649	130,546
Net realized and unrealized (loss) gain	(435)	(29,939)	(39,941)	(4)	(2,352)	(608)	(22,228)	75,080	(20,427)
Purchases of portfolio investments	39,500	1,036,849	93,830	6,593	63,887	—	141,166	57,761	1,439,586
Payment-in-kind interest	—	14,176	686	1,623	—	—	—	—	16,485
Accretion (amortization) of discounts and premiums	—	206	1,084	—	—	367	(65,857)	—	(64,200)
Repayments and sales of portfolio investments	(30,001)	(733,547)	(116,198)	610	(27,497)	—	(85,074)	(30,687)	(1,022,394)
Transfers within Level 3(1)	—	(144,000)	144,000	—	—	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of March 31, 2015	$11,850	$3,657,943	$1,283,682	$94,353	$38,290	$32,958	$1,061,992	$421,553	$6,602,621

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
For the nine months ended March 31, 2016 and March 31, 2015, the net change in unrealized (depreciation) appreciation on the investments that use Level 3 inputs was $(266,054) and $42,583 for investments still held as of March 31, 2016 and March 31, 2015, respectively.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2016 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Senior Secured Debt	$2,099,254	Discounted Cash Flow (Yield analysis)	Market Yield	6.0%-27.7%	12.4%
Senior Secured Debt	405,926	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	4.0x-10.0x	8.5x
Senior Secured Debt	14,781	Enterprise Value Waterfall (Market approach)	Book Value Multiple	0.8x-1.0x	0.9x
Senior Secured Debt	37,855	Enterprise Value Waterfall (Discounted cash flow)	Discount Rate	7.0%-9.0%	8.0%
Senior Secured Debt	10,620	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt (1)	113,131	Enterprise Value Waterfall	Loss-Adjusted Discount Rate	0.9%-15.06%	11.18%
Senior Secured Debt (2)	417,297	Enterprise Value Waterfall (NAV Analysis)	Capitalization Rate	5.2%-7.2%	5.8%
		Enterprise Value Waterfall (Income approach)	Discount Rate	6.5%-7.5%	7.0%
Subordinated Secured Debt	815,334	Discounted Cash Flow (Yield Analysis)	Market Yield	7.3%-25.9%	12.9%
Subordinated Secured Debt	28,622	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	7.0x-8.0x	7.5x
Subordinated Secured Debt (3)	308,278	Enterprise Value Waterfall (Market approach)	Book Value Multiple	1.2x-3.7x	2.5x
		Enterprise Value Waterfall (Market approach)	Earnings Multiple	7.0x-10.8x	10.0x
Subordinated Unsecured Debt	32,961	Discounted Cash Flow (Yield Analysis)	Market Yield	14.4%-50.1%	25.2%
Subordinated Unsecured Debt	36,856	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	5.8x-8.0x	7.3x
Small Business Loans (4)	20,774	Discounted Cash Flow	Loss-Adjusted Discount Rate	19.2%-31.8%	22.7%
CLO Residual Interest	995,929	Discounted Cash Flow	Discount Rate	17.6% - 22.4%	19.6%
Preferred Equity	77,979	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	4.8x-8.5x	8.1x
Preferred Equity	3,527	Discounted Cash Flow (Yield analysis)	Market Yield	19.6-24.5%	22.1%
Common Equity/Interests/Warrants	137,127	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	3.5x-10.0x	6.9x
Common Equity/Interests/Warrants (2)	194,343	Enterprise Value Waterfall (NAV analysis)	Capitalization Rate	5.2%-7.2%	5.8%
		Enterprise Value Waterfall (Income approach)	Discount Rate	6.5%-7.5%	7.0%
Common Equity/Interests/Warrants (3)	132,809	Enterprise Value Waterfall (Market approach)	Book Value Multiple	1.2x-3.7x	2.4x
		Enterprise Value Waterfall (Market approach)	Earnings Multiple	7.0x-10.8x	10.0x
Common Equity/Interests/Warrants (5)	66,897	Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Common Equity/Interests/Warrants	19,109	Discounted Cash Flow	Discount Rate	7.0%-9.0%	8.0%
Common Equity/Interests/Warrants	3,627	Discounted Cash Flow (Yield analysis)	Market Yield	16.0%-18.0%	17.0%
Common Equity/Interests/Warrants	26,638	Liquidation Analysis	N/A	N/A	N/A
Escrow Receivable	5,431	Discounted Cash Flow	Discount Rate	6.4%-7.5%	6.9%
Total Level 3 Investments	$6,005,105

(1)
Represents an investment in a Real Estate Investment Trust ( “REITs”) subsidiary. The EV analysis includes the fair value of our investments in such indirect subsidiary’s consumer loans purchased from online consumer lending platforms, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above. In addition, the valuation also used projected loss rates as an unobservable input ranging from 0.94%-22.45%, with a weighted average of 10.25%

(2)	Represents our REIT investments. EV waterfall methodology uses both the net asset value analysis and discounted cash flow analysis, which are weighted equally (50%).

(3)
Represents investments in consumer finance controlled subsidiaries. The EV waterfall methodology utilizes book value and earnings multiples, as noted above. In addition, the valuation of certain consumer finance companies utilizes the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies each observable input (book value multiple, earnings multiple and discount rate) is weighted equally. For these companies the discount rate ranged from 14.5%-17.0% with a weighted average of 15.6%.

(4)
Includes our investments in small business whole loans purchased from OnDeck and our residual interest in MarketPlace Loan Trust, Series 2015-OD2. Valuation also used projected loss rates as an unobservable input ranging from 3.77%-9.63%, with a weighted average of 5.09%.

(5)	Represents net operating income interests in our REIT investments.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2015 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Senior Secured Debt	$2,421,188	Discounted cash flow (Yield analysis)	Market Yield	6.1%-21.4%	11.3%
Senior Secured Debt	563,050	Enterprise value waterfall (Market approach)	EBITDA Multiple	3.5x-11.0x	8.1x
Senior Secured Debt	40,808	Enterprise value waterfall (Discounted cash flow)	Discount Rate	7.0%-9.0%	8.0%
Senior Secured Debt	6,918	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt (1)	98,025	Enterprise value waterfall	Loss-Adjusted Discount Rate	3.8%-10.7%	6.9%
Senior Secured Debt (2)	64,560	Enterprise value waterfall	Loss-Adjusted Discount Rate	5.4%-16.3%	10.0%
Senior Secured Debt	25,970	Enterprise value waterfall	Appraisal	N/A	N/A
Senior Secured Debt (3)	343,474	Enterprise value waterfall (NAV analysis)	Capitalization Rate	5.6%-7.0%	6.0%
		Enterprise value waterfall (Market approach)	Dividend Yield	8.8%-11.7%	9.7%
Subordinated Secured Debt	847,624	Discounted cash flow (Yield analysis)	Market Yield	8.1%-18.3%	12.5%
Subordinated Secured Debt	54,948	Enterprise value waterfall (Market approach)	EBITDA Multiple	3.5x-6.0x	4.7x
Subordinated Secured Debt (4)	302,731	Enterprise value waterfall (Market approach)	Book Value Multiple	1.2x-3.8x	2.7x
		Enterprise value waterfall (Market approach)	Earnings multiple	6.8x-11.0x	10.3x
Subordinated Unsecured Debt	112,701	Discounted cash flow (Yield analysis)	Market Yield	9.1%-15.3%	11.8%
Subordinated Unsecured Debt	31,570	Enterprise value waterfall (Market approach)	EBITDA Multiple	5.8x-8.0x	7.2x
Small Business Loans (5)	362	Discounted Cash Flow	Loss-Adjusted Discount Rate	11.7%-27.3%	23.5%
Small Business Loans (6)	50,530	Discounted Cash Flow	Loss-Adjusted Discount Rate	20.4%-33.2%	24.9%
CLO Debt	32,398	Discounted Cash Flow	Discount Rate	6.1%-6.9%	6.5%
CLO Residual Interest	1,113,023	Discounted Cash Flow	Discount Rate	11.2%-18.0%	14.0%
Preferred Equity	4,091	Enterprise value waterfall (Market approach)	EBITDA multiple	4.5x - 8.5x	6.7x
Preferred Equity	3,023	Discounted cash flow (Yield analysis)	Market yield	19.8% - 24.7%	22.2%
Common Equity/Interests/Warrants	135,333	Enterprise value waterfall (Market approach)	EBITDA multiple	3.5x-11.0x	8.6x
Common Equity/Interests/Warrants (3)	130,316	Enterprise value waterfall (NAV analysis)	Capitalization Rate	5.6%-7.0%	5.9%
		Enterprise value waterfall (Market approach)	Dividend Yield	8.8% - 11.7%	9.5%
Common Equity/Interests/Warrants (4)	148,631	Enterprise value waterfall (Market approach)	Book value multiple	1.2x-3.8x	2.5x
		Enterprise value waterfall (Market approach)	Earnings multiple	6.8x-11.0x	10.1x
Common Equity/Interests/Warrants (7)	38,455	Discounted cash flow	Discount rate	11.5% - 12.5%	12.0%
Common Equity/Interests/Warrants	28,133	Enterprise value waterfall (Discounted cash flow)	Discount rate	7.0%-9.0%	8.0%
Common Equity/Interests/Warrants	4,310	Discounted cash flow (Yield analysis)	Market yield	16.0% - 18.0%	17.0%
Common Equity/Interests/Warrants	1,120	Enterprise value waterfall	Appraisal	n/a	n/a
Common Equity/Interests/Warrants	22	Liquidation analysis	n/a	n/a	n/a
Escrow Receivable	5,984	Discounted cash flow	Discount rate	7.0%-8.2%	7.6%
Total Level 3 Investments	$6,609,298

(1)
Represents an investment in a REIT subsidiary. The EV analysis includes the fair value of our investments in such indirect subsidiary’s consumer loans purchased from online consumer lending platforms, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above. In addition, the valuation also used projected loss rates as an unobservable input ranging from 0.6%-26.5%, with a weighted average of 8.4%.

(2)
EV analysis is based on the fair value of our investments in consumer loans purchased from Lending Club, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above. In addition, the valuation also used projected loss rates as an unobservable input ranging from 2.3%-23.8%, with a weighted average of 16.9%.

(3)	Represents our REIT investments. EV waterfall methodology uses both the net asset value analysis and dividend yield analysis, which are weighted equally (50%).

(4)
Represents investments in consumer finance controlled subsidiaries. The enterprise value waterfall methodology utilizes book value and earnings multiples, as noted above. In addition, the valuation of certain consumer finance companies utilizes the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies each observable input (book value multiple, earnings multiple and discount rate) is weighted equally. For these companies the discount rate ranged from 14.5% - 18.0% with a weighted average of 15.7%.

(5)
Includes our investments in small business whole loans purchased from Direct Capital Corporation and OnDeck and our residual interest in MarketPlace Loan Trust. Valuation also used projected loss rates as an unobservable input ranging from 4.2%-11.7%, with a weighted average of 9.71%.

(6)
Includes our investments in small business whole loans purchased from OnDeck. Valuation also used projected loss rates as an unobservable input ranging from 4.2%-11.7%, with a weighted average of 9.7%.

(7)	Represents net operating income interests in our REIT investments.
In determining the range of values for debt instruments, except CLOs and debt investments in controlling portfolio companies, management and the independent valuation firm estimated corporate and security credit ratings and identified corresponding yields to maturity for each loan from relevant market data. A discounted cash flow analysis was then prepared using the appropriate yield to maturity as the discount rate, to determine a range of values. In determining the range of values for debt investments of controlled companies and equity investments, the enterprise value was determined by applying earnings before income tax, depreciation and amortization (“EBITDA”) multiples, the discounted cash flow technique, net income and/or book value multiples for similar guideline public companies and/or similar recent investment transactions. For stressed equity investments, a liquidation analysis was prepared. For the private REIT investments, enterprise values were determined based on an average of results from a net asset value analysis of the underlying property investments and a discounted cash flow method utilizing capitalization rates for similar guideline companies and/or similar recent investment transactions.
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
Our portfolio consists of residual interests in CLOs, which involve a number of significant risks. CLOs are typically very highly levered (10 - 14 times), and therefore the junior debt and residual interest tranches that we invest in are subject to a higher degree of risk of total loss. In particular, investors in CLO residual interests indirectly bear risks of the underlying loan investments held by such CLOs. We generally have the right to receive payments only from the CLOs, and generally do not have direct rights against the underlying borrowers or the entity that sponsored the CLO. While the CLOs we target generally enable the investor to acquire interests in a pool of senior loans without the expenses associated with directly holding the same investments, our prices of indices and securities underlying CLOs will rise or fall. These prices (and, therefore, the prices of the CLOs) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally. The failure by a CLO investment in which we invest to satisfy financial covenants, including with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO fails certain tests, holders of debt senior to us being entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.

The interests we have acquired in CLOs are generally thinly traded or have only a limited trading market. CLOs are typically privately offered and sold, even in the secondary market. As a result, investments in CLOs may be characterized as illiquid securities. In addition to the general risks associated with investing in debt securities, CLO residual interests carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the investments in CLO tranches will likely be subordinate to other senior classes of note tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO investment or unexpected investment results. Our net asset value may also decline over time if our principal recovery with respect to CLO residual interests is less than the cost of those investments. Our CLO investments and/or the underlying senior secured loans may prepay more quickly than expected, which could have an adverse impact on our value.

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

The significant unobservable inputs used to value our investments based on the EV analysis may include market multiples of specified financial measures such as EBITDA, net income, or book value of identified guideline public companies, implied valuation multiples from precedent M&A transactions, and/or discount rates applied in a discounted cash flow analysis. The independent valuation firm identifies a population of publicly traded companies with similar operations and key attributes to that of the portfolio company. Using valuation and operating metrics of these guideline public companies and/or as implied by relevant precedent transactions, a range of multiples of the latest twelve months EBITDA, or other measure such as net income or book value, is typically calculated. The independent valuation firm utilizes the determined multiples to estimate the portfolio company’s EV generally based on the latest twelve months EBITDA of the portfolio company (or other meaningful measure). Increases or decreases in the multiple may result in an increase or decrease, respectively, in EV which may increase or decrease the fair value measurement of the debt of controlled companies and/or equity investment, as applicable. In certain instances, a discounted cash flow analysis may be considered in estimating EV, in which case, discount rates based on a weighted average cost of capital and application of the capital asset pricing model may be utilized.
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
During the nine months ended March 31, 2016, the valuation methodology for Empire Today, LLC (“Empire”) changed to remove the waterfall analysis used in previous periods due to positive trends in financial performance and deleveraging. As a result of this change and current market conditions, the fair value of our investment in Empire increased to $15,700 as of March 31, 2016, a premium of $98 from its amortized cost, compared to the $2,448 unrealized depreciation recorded at June 30, 2015.
During the nine months ended March 31, 2016, the valuation methodology for Lasership, Inc. (“Lasership”) changed to incorporate a waterfall analysis. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in Lasership to $47,590 as of March 31, 2016, a discount of $8,284 to its amortized cost, compared to the $7,067 unrealized depreciation recorded at June 30, 2015.
During the nine months ended March 31, 2016, the valuation methodology for Targus Group International, Inc. (“Targus”) changed to remove the weighting of secondary quotes as a component of the fair value conclusion, as the liquidity for this security decreased. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in Targus to $10,280 as of December 31, 2015, a discount of $11,180 from its amortized cost, compared to the $4,145 unrealized depreciation recorded at June 30, 2015. During the three months ended March 31, 2016, as a result of a public foreclosure, Targus first lien term loan was extinguished and exchanged for equity on a pro-rata basis. In addition, we invested in new senior secured notes and we continue to value our current investment in Targus using the enterprise waterfall methodology, consistent with prior quarter. Targus was written-off for tax purposes and a loss of $14,194 therefore was realized for the amount that the amortized cost exceeded the fair value.
During the nine months ended March 31, 2016, the valuation methodology for American Gilsonite Company (“AGC”) changed to incorporate a waterfall analysis. Management adopted the waterfall analysis due to a deterioration in operating results and resulting credit impairment. As a result of this change, and in recognition of recent company performance and current market conditions, we decreased the fair value of our investment in AGC to $13,084 as of September 30, 2015, a discount of $1,671 from its amortized cost, compared to the $1,468 unrealized depreciation recorded at June 30, 2015. During the three months ended December 31, 2015 we sold all of our $14,755 debt investment in AGC.

During the nine months ended March 31, 2016, the valuation methodology for Ark-La-Tex Wireline Services, LLC (“Ark-La-Tex”) changed to add the waterfall analysis due to impairment of Term Loan A and Term Loan B. As a result of this change, and in recognition of recent company performance and current market conditions, the fair value of our investment in Ark-La-Tex decreased to $14,781 as of March 31, 2016, a discount of $29,780 from its amortized cost, compared to the $3,723 unrealized depreciation recorded at June 30, 2015.
During the nine months ended March 31, 2016, the valuation methodology for Nixon, Inc. (“Nixon”) changed to incorporate a waterfall analysis. As a result of the company’s performance and current market conditions, the fair value of our investment in Nixon decreased to $13,133 as of March 31, 2016, a discount of $928 from its amortized cost, compared to the $133 unrealized depreciation recorded at June 30, 2015.
During the nine months ended March 31, 2016, the valuation methodology for Royal Holdings, Inc. (“Royal”) changed to remove the relative value method based on low liquidity of first lien term loan. As a result of this change the fair value of our investment in Royal decreased to $4,707 as of March 31, 2016, a discount of $259 from its amortized cost, compared to the $37 unrealized appreciation recorded at June 30, 2015.
During the nine months ended March 31, 2016, the valuation methodology for Speedy Group Holdings Corp. (“Speedy”) changed to remove the shadow method and incorporate relative value method. As a result of this change and decreased market prices, the fair value of our investment in Speedy decreased to $10,244 as of March 31, 2016, a discount of $4,756 from its amortized cost. No unrealized depreciation/appreciation was recorded at June 30, 2015.
During the nine months ended March 31, 2016, the valuation methodology for Pacific World Corporation (“Pacific World”) changed to incorporate a waterfall analysis for the three months ended September 30, 2015. During the three months ended December 31, 2015, the waterfall analysis was removed due to an increase in enterprise value. During the three months ended March 31, 2016, the waterfall analysis was added back due to impairment of Term Loan B. As a result of this change, the fair value of our investment in Pacific World decreased to $165,563 as of March 31, 2016, a discount of $33,437 from its amortized cost, compared to the $21,328 unrealized depreciation recorded at June 30, 2015.
During the nine months ended March 31, 2016, the valuation methodology for United States Environmental Services, LLC (“USES”) changed to incorporate a waterfall analysis for the three months ended September 30, 2015. During the three months ended December 31, 2015, the waterfall analysis was removed due to an increase in enterprise value. As a result of this change, the fair value of our investment in USES decreased to $52,371 as of March 31, 2016, a discount of $6,579 from its amortized cost, compared to the $4,293 unrealized depreciation recorded at June 30, 2015.
During the nine months ended March 31, 2016, the valuation methodology for Spartan Energy Services, Inc. (“Spartan”) changed to add the waterfall analysis due to impairment of Term Loan B. As a result of this change and current market conditions, the fair value of our investment in Spartan decreased to $10,257 as of March 31, 2016, a discount of $16,568 from its amortized cost, compared to the $720 unrealized depreciation recorded at June 30, 2015.
During the nine months ended March 31, 2016, we changed the valuation methodology for our REITs portfolio (American Property REIT Corp. (“APRC”), National Property REIT Corp. (“NPRC”), and United Property REIT Corp. (“UPRC”)) from averaging the net asset value and dividend yield method to averaging the net asset value and discounted cash flow method. The use of the discounted cash flow method more closely reflects the valuation techniques used by the broader multifamily real estate industry.
During the nine months ended March 31, 2016, we removed the dividend yield method and used the discounted cash flow method for APRC. The discounted cash flow method is averaged with the net asset value method. The fair value of our investment in APRC increased primarily as a result of improved operating performance at the property level and market conditions. Total fair value of our investment in APRC increased to $107,493 as of March 31, 2016, a premium of $31,206 from its amortized cost, compared to the $18,064 unrealized appreciation recorded at June 30, 2015.
During the nine months ended March 31, 2016, we removed the dividend yield method and used the discounted cash flow method for NPRC. The discounted cash flow method is averaged with the net asset value method. The fair value of our investment in NPRC increased primarily as a result of improved operating performance at the property level and market conditions. Total fair value of our investment in NPRC increased to $578,543 as of March 31, 2016, a premium of $52,478 from its amortized cost, compared to the $22,229 unrealized appreciation recorded at June 30, 2015.

During the nine months ended March 31, 2016, we removed the dividend yield method and used the discounted cash flow method for UPRC. The discounted cash flow method is averaged with the net asset value method. The fair value of our investment in UPRC increased primarily as a result of improved operating performance at the property level and market conditions. Total fair value of our investment in UPRC increased to $105,632 as of March 31, 2016, a premium of $22,473 from its amortized cost, compared to the $9,057 unrealized appreciation recorded at June 30, 2015.
During the nine months ended March 31, 2016, we provided $2,268 of equity financing to APRC to fund capital expenditures for existing properties. In addition, during the nine months ended March 31, 2016, we received a partial repayment of $26,730 of our loan previously outstanding and recorded $11,016 of dividend income in connection with the sale of Vista Palma Sola property. As of March 31, 2016, our investment in APRC had an amortized cost of $76,287 and a fair value of $107,493.

As of March 31, 2016, APRC’s real estate portfolio was comprised of eleven multi-family properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by APRC as of March 31, 2016.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	1557 Terrell Mill Road, LLC	Marietta, GA	12/28/2012	$23,500	$14,964
2	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	20,410
3	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
4	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,375
5	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,845
6	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,700
7	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,550
8	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	14,092
9	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
10	Plantations at Hillcrest, LLC	Mobile, AL	1/17/2014	6,930	4,904
11	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	8,160
12	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
				$196,699	$149,855
During the nine months ended March 31, 2016, we provided $149,086 and $31,697 of debt and equity financing, respectively, to NPRC to enable certain of its wholly-owned subsidiaries to invest in online consumer loans. In addition, during the nine months ended March 31, 2016, we received partial repayments of $40,460 of our loans previously outstanding and $12,396 as a return of capital on our equity investment in NPRC.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 18 to 85 months. As of March 31, 2016, the investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 80,941 individual loans and had an aggregate fair value of $642,450. The average outstanding individual loan balance is approximately $8 and the loans mature on dates ranging from October 31, 2016 to April 2, 2023 with an average outstanding term of 35 months as of March 31, 2016. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 21.0%.
During the nine months ended March 31, 2016, we provided $9,017 of equity financing to NPRC for the acquisition of real estate properties and $2,030 of equity financing to NPRC to fund capital expenditures for existing properties. In addition, during the nine months ended March 31, 2016, we received partial repayments of $63,271 of our loans previously outstanding. As of March 31, 2016, our investment in NPRC had an amortized cost of $526,065 and a fair value of $578,543.
As of March 31, 2016, NPRC’s real estate portfolio was comprised of twelve multi-family properties, twelve self-storage properties, and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of March 31, 2016.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	146 Forest Parkway, LLC	Forest Park, GA	10/24/2012	$7,400	$—
2	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	46,700
3	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	181,793
4	APH Carroll 41, LLC	Marietta, GA	11/1/2013	30,600	32,831
5	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	19,971
6	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	23,368
7	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	33,045
8	Uptown Park Apartments II, LLC	Altamonte Springs, FL	11/19/2013	36,590	29,846
9	Mission Gate II, LLC	Plano, TX	11/19/2013	47,621	41,728
10	St. Marin Apartments II, LLC	Coppell, TX	11/19/2013	73,078	62,578
11	APH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	28,210
12	APH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,803
13	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
14	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
15	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
16	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
17	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
18	Ann Arbor Kalamazoo Self Storage, LLC	Scio, MI	8/29/2014	8,927	6,695
19	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
20	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
21	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
22	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
23	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
24	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
25	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
				$715,210	$583,833
During the nine months ended March 31, 2016, we provided $4,484 and $3,047 of debt and equity financing, respectively, to UPRC to fund capital expenditures for existing properties. As of March 31, 2016, our investment in UPRC had an amortized cost of $83,159 and a fair value of $105,632.
As of March 31, 2016, UPRC’s real estate portfolio was comprised of fifteen multi-families properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by UPRC as of March 31, 2016.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Atlanta Eastwood Village LLC	Stockbridge, GA	12/12/2013	$25,957	$19,785
2	Atlanta Monterey Village LLC	Jonesboro, GA	12/12/2013	11,501	9,193
3	Atlanta Hidden Creek LLC	Morrow, GA	12/12/2013	5,098	3,619
4	Atlanta Meadow Springs LLC	College Park, GA	12/12/2013	13,116	10,180
5	Atlanta Meadow View LLC	College Park, GA	12/12/2013	14,354	11,141
6	Atlanta Peachtree Landing LLC	Fairburn, GA	12/12/2013	17,224	13,575
7	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
8	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	74,305
9	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	10,440
10	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	11,000
11	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	20,142
12	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	10,080
13	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	10,480
14	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	15,480
15	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	12,240
16	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	8,040
				$288,532	$239,700
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
During the three months ended September 30, 2014, we impaired our investment in Appalachian Energy LLC and realized a loss of $2,050, reducing the amortized cost to zero.
On October 3, 2014, we sold our $35,000 investment in Babson CLO Ltd. 2011-I and realized a loss of $6,410 on the sale.

On October 10, 2014, ARRM sold Ajax Rolled Ring & Machine, LLC ("Ajax") to a third party and repaid the $19,337 loan receivable to us. We recorded a realized loss of $21,001 related to the sale. Concurrent with the sale, our ownership increased to 100% of the outstanding equity of SB Forging. As such, we began consolidating SB Forging on October 11, 2014. In addition, there is $3,000 being held in escrow of which $802 was received on May 6, 2015 for which Prospect realized a gain of the same amount.

On October 20, 2014, we sold our $22,000 investment in Galaxy XII CLO, Ltd. and realized a loss of $2,435 on the sale.
On November 21, 2014, Coalbed, LLC (“Coalbed”) merged with and into Wolf Energy, LLC (“Wolf Energy”), with Wolf Energy as the surviving entity. During the three months ended December 31, 2014, we impaired our investment in the Coalbed debt assumed by Wolf Energy and realized a loss of $5,991, reducing the amortized cost to zero.

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
During the three months ended December 31, 2014, we impaired our investment in New Century Transportation, Inc. (“NCT”) a realized a loss of $42,064, reducing the amortized cost to $980.
During the three months ended December 31, 2014, we impaired our investment in Stryker Energy, LLC and realized a loss of $32,711, reducing the amortized cost to zero.
During the three months ended December 31, 2014, we impaired our investment in Wind River Resources Corporation (“Wind River”) and recorded a realized loss of $11,650, reducing the amortized cost to $3,000. During the three months ended March 31, 2016, our remaining investment in Wind River was written-off for tax purposes and a loss of $3,000 was therefore realized.
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
On January 21, 2016, we sold 100% of our CIFC Funding 2011-I, Ltd. Class E and Class D notes with a cost basis of $29,004.
We realized a gain of $3,911 on the sale.

On February 3, 2016, lenders foreclosed on Targus Group International, Inc., and our $21,613 first lien term loan was extinguished and exchanged for 1,262,737 common units representing 12.63% equity ownership in Targus Cayman HoldCo Limited, the parent company of Targus.  On February 17, 2016, we provided additional debt financing to support the recapitalization of Targus. As part of the recapitalization, we invested an additional $1,263 in a new senior secured Term Loan A notes and were allocated $3,788 in new senior secured Term Loan B notes. During the same period, Targus was written-down for tax purposes and a realized loss of $14,194 therefore was realized for the amount that the amortized cost exceeded the fair value.
During the three months ended March 31, 2016, we sold our $10,100 debt investment in ICON Health and Fitness, Inc. We realized a loss of $1,053 on the sale.
On March 22, 2016 and March 24, 2016, United Sporting Company, Inc. partially repaid the $17,391 loan receivable to us.
During the three months ended March 31, 2016, NCT was written-off for tax purposes and a loss of $187 was realized.
As of March 31, 2016, $3,860,837 of our loans, at fair value, bear interest at floating rates and have LIBOR floors ranging from 0.3% to 4.0%. As of June 30, 2015, $4,413,161 of our loans, at fair value, bore interest at floating rates and $4,380,763 of those loans had LIBOR floors ranging from 0.5% to 5.5%.

At March 31, 2016, four loan investments were on non-accrual status: Gulf Coast Machine & Supply Company (“Gulf Coast”), Targus, Venio LLC and Wolf Energy. At June 30, 2015, four loan investments were on non-accrual status: Gulf Coast, NCT, Wind River and Wolf Energy. Principal balances of these loans amounted to $94,511 and $62,143 as of March 31, 2016 and June 30, 2015, respectively. The fair value of these loans amounted to $28,613 and $6,918 as of March 31, 2016 and June 30, 2015, respectively. The fair values of these investments represent approximately 0.5% and 0.1% of our total assets as of March 31, 2016 and June 30, 2015, respectively. For the nine months ended March 31, 2016 and March 31, 2015, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $14,297 and $18,450, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 6.00%. As of March 31, 2016 and June 30, 2015, we had $60,242 and $88,288, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was $(202) as of March 31, 2016 and zero as of June 30, 2015.
During the nine months ended March 31, 2016, we sold $74,377 of the outstanding principal balance of the senior secured Term Loan A investments in certain portfolio companies. There was no gain or loss realized on the sale. We serve as an agent for these loans and collect a servicing fee from the counterparties on behalf of the Investment Adviser. We receive a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser. See Note 13 for further discussion.
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
As of March 31, 2016 and June 30, 2015, we did not have a single investment that represented greater than 20% of our total investment portfolio at fair value or 20% of our total assets. Income, consisting of interest, dividends, fees, other investment income and gains or losses, which can fluctuate upon repayment or sale of an investment or the marking to fair value an investment in any given period can be highly concentrated among several investments. After performing the income analysis for the nine months ended March 31, 2016, as currently promulgated by the SEC, we determined that two of our controlled investments individually generated more than 20% of our income for the nine months ended March 31, 2016. We do not believe that the calculation promulgated by the SEC correctly identifies significant subsidiaries but have included First Tower Finance Company LLC (“First Tower Finance”), Harbortouch and NPRC as significant subsidiaries.
The following tables show summarized financial information for First Tower Finance:

	March 31, 2016	June 30, 2015
Balance Sheet Data
Cash and cash equivalents	$72,606	$65,614
Receivables	428,756	400,451
Intangibles, including goodwill	110,078	121,822
Other assets	19,428	17,373
Notes payable	359,653	334,637
Notes payable, due to Prospect or Affiliate	255,249	251,578
Other liabilities	49,906	47,493
Total equity	(33,940)	(28,448)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Summary of Operations
Total revenue	$52,842	$50,180	$162,375	$157,703
Total expenses	59,719	55,215	173,369	164,207
Net loss	(6,877)	(5,035)	(10,994)	(6,504)
The following tables show summarized financial information for Harbortouch:

	March 31, 2016	June 30, 2015
Balance Sheet Data
Cash and cash equivalents	$4,006	$168
Receivables	26,203	28,721
Intangibles, including goodwill	357,014	351,396
Other assets	29,859	28,686
Notes payable	28,494	25,132
Notes payable, due to Prospect or Affiliate	292,742	296,734
Other liabilities	40,196	37,235
Total equity	55,650	49,870

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Summary of Operations
Total revenue	$78,334	$67,908	$231,548	$204,566
Total expenses	85,174	80,994	239,957	241,668
Net loss	(6,840)	(13,086)	(8,409)	(37,102)
The following tables show summarized financial information for NPRC:

	March 31, 2016	June 30, 2015
Balance Sheet Data
Cash and cash equivalents	$51,169	$43,722
Real estate, net	651,117	639,012
Unsecured Consumer Loans, net	642,450	366,014
Other assets	35,891	51,383
Mortgage Payable	583,048	484,771
Revolving credit facilities	356,437	208,296
Notes payable, due to Prospect or Affiliate	411,271	365,205
Other liabilities	25,073	21,745
Total equity	4,798	20,114

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Summary of Operations
Total revenue	$155,833	$28,307	$245,368	$82,585
Total expenses	147,618	29,881	229,999	80,428
Operating Income	8,215	(1,574)	15,369	2,157
Depreciation and Amortization	$24,661	$4,747	$38,481	$17,866
Fair Value Adjustment	$24,051	$2,195	$41,786	$2,883
Net Loss	(40,497)	(8,516)	(64,898)	(18,592)
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
On August 29, 2014, we renegotiated the 2012 Facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility” and collectively with the 2012 Facility, the “Revolving Credit Facility”). The lenders have extended commitments of $885,000 under the 2014 Facility as of March 31, 2016. The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.
The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of March 31, 2016, we were in compliance with the applicable covenants.
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
As of March 31, 2016 and June 30, 2015, we had $645,696 and $721,800, respectively, available to us for borrowing under the Revolving Credit Facility, of which the amount outstanding was $0 and $368,700, respectively. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $885,000. As of March 31, 2016, the investments, including cash and money market funds, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,470,217, which represents 23.8% of our total investments, including cash and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $12,405 of new fees and $3,539 of fees carried over for continuing participants from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, of which $8,210 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of March 31, 2016. During the six months ended December 31, 2014, in accordance with ASC 470-50, we expensed $332 of fees relating to credit providers in the 2012 Facility who did not commit to the 2014 Facility.

During the three months ended March 31, 2016 and March 31, 2015, we recorded $3,046 and $3,545, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the nine months ended March 31, 2016 and March 31, 2015, we recorded $10,291 and $10,803, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On April 16, 2012, we issued $130,000 aggregate principal amount of convertible notes that mature on October 15, 2017 (the “2017 Notes”), unless previously converted or repurchased in accordance with their terms. The 2017 Notes bear interest at a rate of 5.375% per year, payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2012. Total proceeds from the issuance of the 2017 Notes, net of underwriting discounts and offering costs, were $126,035. On March 28, 2016, we repurchased $500 aggregate principal amount of the 2017 Notes at a price of 98.25, including commissions. The transaction resulted in our recognizing a $9 gain for the period ended March 31, 2016.
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

	2016 Notes	2017 Notes	2018 Notes	2019 Notes	2020 Notes
Initial conversion rate(1)	78.3699	85.8442	82.3451	79.7766	80.6647
Initial conversion price	$12.76	$11.65	$12.14	$12.54	$12.40
Conversion rate at March 31, 2016(1)(2)	80.2196	87.7516	84.1497	79.8360	80.6670
Conversion price at March 31, 2016(2)(3)	$12.47	$11.40	$11.88	$12.53	$12.40
Last conversion price calculation date	2/18/2016	4/16/2015	8/14/2015	12/21/2015	4/11/2015
Dividend threshold amount (per share)(4)	$0.101150	$0.101500	$0.101600	$0.110025	$0.110525

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at March 31, 2016 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

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
In connection with the issuance of the Convertible Notes, we incurred $34,629 of fees which are being amortized over the terms of the notes, of which $16,137 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of March 31, 2016. This amount included a $4 write-off of deferred financing costs associated with the repurchase of the 2017 Notes.
During the three months ended March 31, 2016 and March 31, 2015, we recorded $16,038 and $18,572, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the nine months ended March 31, 2016 and March 31, 2015, we recorded $52,957 and $55,776, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
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

On March 15, 2013, we issued $250,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “2023 Notes”). The 2023 Notes bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2013. Total proceeds from the issuance of the 2023 Notes, net of underwriting discounts and offering costs, were $245,966.

On April 7, 2014, we issued $300,000 aggregate principal amount of unsecured notes that mature on July 15, 2019 (the “5.00% 2019 Notes”). Included in the issuance is $45,000 of Prospect Capital InterNotes® that were exchanged for the 5.00% 2019 Notes. The 5.00% 2019 Notes bear interest at a rate of 5.00% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2014. Total proceeds from the issuance of the 5.00% 2019 Notes, net of underwriting discounts and offering costs, were $295,998.
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
In connection with the issuance of the 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes, we incurred $13,156 of fees which are being amortized over the term of the notes, of which $10,708 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of March 31, 2016.
During the three months ended March 31, 2016 and March 31, 2015, we recorded $10,352 and $9,493, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the nine months ended March 31, 2016 and March 31, 2015, we recorded $26,513 and $28,440, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the nine months ended March 31, 2016, we issued $74,862 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $73,738. These notes were issued with stated interest rates ranging from 4.625% to 6.00% with a weighted average interest rate of 5.10%. These notes mature between July 15, 2020 and December 15, 2025.

The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2016.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$37,930	4.625%–5.500%	4.93%	July 15, 2020 – March 15, 2021
6.5	35,155	5.10%–5.25%	5.25%	January 15, 2022 – May 15, 2022
7	990	5.625%–5.75%	5.65%	November 15, 2022 – December 15, 2022
10	787	5.875%–6.00%	5.89%	November 15, 2025 – December 15, 2025
	$74,862
During the nine months ended March 31, 2015, we issued $74,967 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $73,730. These notes were issued with a stated interest rates ranging from 4.25% to 4.75% with a weighted average interest rate of 4.58%. These notes mature between May 15, 2020 and September 15, 2020. All notes issued during the nine months ended March 31, 2015 mature 5.5 years from the original date of issuance.

During the nine months ended March 31, 2016, we repaid $3,769 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the nine months ended March 31, 2016 was $(95). The following table summarizes the Prospect Capital InterNotes® outstanding as of March 31, 2016.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,109	4.00%	4.00%	April 15, 2017
4	45,690	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	245,618	4.25%–5.500%	4.92%	July 15, 2018 – March 15, 2021
5.2	4,440	4.625%	4.625%	August 15, 2020 – September 15, 2020
5.3	2,686	4.625%	4.625%	September 15, 2020
5.4	5,000	4.75%	4.75%	August 15, 2019
5.5	109,981	4.25%–5.00%	4.65%	February 15, 2019 – November 15, 2020
6	2,197	3.375%	3.375%	April 15, 2021 – May 15, 2021
6.5	40,867	5.10%–5.50%	5.24%	February 15, 2020 – May 15, 2022
7	192,389	4.00%–6.55%	5.13%	June 15, 2019 – December 15, 2022
7.5	1,996	5.75%	5.75%	February 15, 2021
10	37,558	3.622%–7.00%	6.12%	March 15, 2022 – December 15, 2025
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,325	5.00%–6.00%	5.14%	May 15, 2028 – November 15, 2028
18	22,453	4.125%–6.25%	5.53%	December 15, 2030 – August 15, 2031
20	4,490	5.63%–6.00%	5.89%	November 15, 2032 – October 15, 2033
25	35,488	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	118,560	5.50%–6.75%	6.23%	November 15, 2042 – October 15, 2043
	$898,535
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
	$827,442
In connection with the issuance of Prospect Capital InterNotes®, we incurred $21,730 of fees which are being amortized over the term of the notes, of which $15,882 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of March 31, 2016.
During the three months ended March 31, 2016 and March 31, 2015, we recorded $12,283 and $10,603, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the nine months ended March 31, 2016 and March 31, 2015, we recorded $36,120 and $32,352, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Note 8. Fair Value and Maturity of Debt Outstanding
The following table shows the maximum draw amounts and outstanding borrowings of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of March 31, 2016 and June 30, 2015.

	March 31, 2016		June 30, 2015
	Maximum Draw Amount	Amount Outstanding	Maximum Draw Amount	Amount Outstanding
Revolving Credit Facility	$885,000	$—	$885,000	$368,700
Convertible Notes	1,089,000	1,089,000	1,239,500	1,239,500
Public Notes	708,242	708,242	548,094	548,094
Prospect Capital InterNotes®	898,535	898,535	827,442	827,442
Total	$3,580,777	$2,695,777	$3,500,036	$2,983,736

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of March 31, 2016.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$—	—	$—	$—	$—
Convertible Notes	1,089,000	167,500	529,500	392,000	—
Public Notes	708,242	—	—	300,000	408,242
Prospect Capital InterNotes®	898,535	5,710	238,357	352,128	302,340
Total Contractual Obligations	$2,695,777	$173,210	$767,857	$1,044,128	$710,582
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
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The following table shows the fair value of these financial liabilities disaggregated into the three levels of the ASC 820 valuation hierarchy as of March 31, 2016.

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Revolving Credit Facility(1)	$—	$—	$—	$—
Convertible Notes(2)	—	1,031,939	—	1,031,939
Public Notes(2)	—	648,887	—	648,887
Prospect Capital InterNotes®(3)	—	876,622	—	876,622
Total	$—	$2,557,448	$—	$2,557,448

(1)	The carrying value of our Revolving Credit Facility approximates the fair value.

(2)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(3)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates.
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

Note 9. Stock Repurchase Program, Equity Offerings, Offering Expenses, and Distributions
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify shareholders of our intention to purchase our common stock. We delivered a notice with our annual proxy mailing on September 23, 2015 and our most recent notice was delivered with a shareholder letter mailing on February 2, 2016. This notice extends for six months after the date that notice is delivered.
During the nine months ended March 31, 2016, we repurchased 4,708,750 shares of our common stock pursuant to our Repurchase Program for $34,140, or approximately $7.25 weighted average price per share at approximately a 30% discount to net asset value as of June 30, 2015. Our NAV per share was increased by approximately $0.02 for the nine months ended March 31, 2016 as a result of the share repurchases.
There were no repurchases made for the three months ended March 31, 2016 under our Repurchase Program.

Repurchases of Common Stock	Nine Months Ended March 31, 2016
Dollar amount repurchased	$34,140
Shares Repurchased	4,708,750
Weighted average price per share	7.25
Weighted average discount to June 30, 2015 net asset value	30%
Excluding dividend reinvestments, during the nine months ended March 31, 2016 we did not issue any shares of our common stock. Excluding dividend reinvestments, we issued 14,845,556 shares of our common stock during the nine months ended March 31, 2015. The following table summarizes our issuances of common stock during the nine months ended March 31, 2015.

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees	Offering Expenses	Average Offering Price
During the nine months ended March 31, 2015:
September 11, 2014 – November 3, 2014(1)	9,490,975	$95,149	$474	$175	$10.03
November 17, 2014 – December 3, 2014(1)	5,354,581	$51,678	$268	$410	$9.65

(1)	Shares were issued in connection with our at-the-market offering program which we enter into from time to time with various counterparties.
Our shareholders’ equity accounts as of March 31, 2016 and June 30, 2015 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On November 3, 2015, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $4,822,456 of additional debt and equity securities in the public market as of March 31, 2016.

During the nine months ended March 31, 2016 and March 31, 2015, we distributed approximately $266,920 and $331,863, respectively, to our stockholders. The following table summarizes our distributions declared and payable for the nine months ended March 31, 2015 and March 31, 2016.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
2/3/2014	7/31/2014	8/21/2014	$0.110475	$37,863
2/3/2014	8/29/2014	9/18/2014	0.110500	37,885
2/3/2014	9/30/2014	10/22/2014	0.110525	38,519
5/6/2014	10/31/2014	11/20/2014	0.110550	38,977
5/6/2014	11/28/2014	12/18/2014	0.110575	39,583
5/6/2014	12/31/2014	1/22/2015	0.110600	39,623
9/24/2014	1/30/2015	2/19/2015	0.110625	39,648
12/8/2014	2/27/2015	3/19/2015	0.083330	29,878
12/8/2014	3/31/2015	4/23/2015	0.083330	29,887
Total declared and payable for the nine months ended March 31, 2015				$331,863

5/6/2015	7/31/2015	8/20/2015	$0.083330	$29,909
5/6/2015	8/31/2015	9/17/2015	0.083330	29,605
8/24/2015	9/30/2015	10/22/2015	0.083330	29,601
8/24/2015	10/30/2015	11/19/2015	0.083330	29,600
11/4/2015	11/30/2015	12/24/2015	0.083330	29,611
11/4/2015	12/31/2015	1/21/2016	0.083330	29,616
11/4/2015	1/29/2016	2/18/2016	0.083330	29,641
2/9/2016	2/29/2016	3/24/2016	0.083330	29,662
2/9/2016	3/31/2016	4/21/2016	0.083330	29,675
Total declared and payable for the nine months ended March 31, 2016				$266,920
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during the nine months ended March 31, 2016 and March 31, 2015. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be payable subsequent to March 31, 2016:

•	$0.08333 per share for March 2016 to holders of record on March 31, 2016 with a payment date of April 21, 2016.

•	$0.08333 per share for April 2016 to holders of record on April 29, 2016 with a payment date of May 19, 2016.
During the nine months ended March 31, 2016 and March 31, 2015, we issued 1,731,768 and 1,189,248 shares of our common stock, respectively, in connection with the dividend reinvestment plan.
On February 9, 2016, we amended our dividend reinvestment plan that already provides for reinvestment of our dividends or distributions on behalf of our stockholders, unless a stockholder elects to receive cash, to add the ability of stockholders to purchase additional shares by making optional cash investments.  Under the revised dividend reinvestment and direct stock repurchase plan, stockholders may elect to purchase additional shares through our transfer agent in the open market or in negotiated transactions.

During nine months ended March 31, 2016, Prospect Capital officers purchased 16,198,071 shares of our stock, or 4.6% of total outstanding shares as of March 31, 2016, both through the open market transactions and shares issued in connection with our dividend reinvestment plan.
As of March 31, 2016, we have reserved 89,219,237 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5).

Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three and nine months ended March 31, 2016 and March 31, 2015.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Structuring and amendment fees (refer to Note 3)	$213	$3,380	$10,967	$24,988
Royalty and Net Revenue interests	1,732	1,390	5,471	3,218
Administrative agent fees	255	216	637	494
Total Other Income	$2,200	$4,986	$17,075	$28,700
Note 11. Net Increase in Net Assets per Share
The following information sets forth the computation of net increase in net assets resulting from operations per share during the three and nine months ended March 31, 2016 and March 31, 2015.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net increase in net assets resulting from operations	$75,508	$81,492	$8,205	$251,570
Weighted average common shares outstanding	355,779,088	358,449,304	355,994,927	351,922,217
Net increase in net assets resulting from operations per share	$0.21	$0.23	$0.02	$0.71
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
For the tax year ending August 31, 2016, the tax character of dividends paid to shareholders through March 31, 2016 is expected to be ordinary income. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending August 31, 2016.
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

	Tax Year Ended August 31,
	2015	2014	2013
Net increase in net assets resulting from operations	$360,572	$317,671	$238,721
Net realized loss on investments	164,230	28,244	24,632
Net unrealized (appreciation) depreciation on investments	(157,745)	24,638	77,835
Other temporary book-to-tax differences	98,289	(9,122)	(6,994)
Permanent differences	2,436	(4,317)	5,939
Taxable income before deductions for distributions	$467,782	$357,114	$340,133
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. The Regulated Investment Company Modernization Act (the “RIC Modernization Act”) was enacted on December 22, 2010. Under the RIC Modernization Act, capital losses incurred by taxpayers in taxable years beginning after the date of enactment will be allowed to be carried forward indefinitely and are allowed to retain their character as either short-term or long-term losses. As such, the capital loss carryforwards generated by us after the August 31, 2011 tax year will not be subject to expiration. Any losses incurred in post-enactment tax years will be required to be utilized prior to the losses incurred in pre-enactment tax years. As of August 31, 2015, we had capital loss carryforwards of approximately $295,106 available for use in later tax years. Of the amount available as of August 31, 2015, $32,612 and $46,156 will expire on August 31, 2017 and 2018, respectively, and $216,338 is not subject to expiration. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, substantially all of the Company's capital loss carryforwards may become permanently unavailable due to limitations by the Code.
For the tax year ended August 31, 2015, we estimated taxable income in excess of the distributions made and we will elect to carry forward the excess for distribution to shareholders in the tax year ending August 31, 2016. The cumulative amount carried forward to 2016 is expected to be approximately $103,613. For the tax year ended August 31, 2014, we had distributions in excess of taxable income. After the excess distributions, we still had cumulative taxable income in excess of cumulative distributions, and therefore, we elected to carry forward the excess for distribution to shareholders in the tax year ended August 31, 2015. The amount carried forward to 2015 was approximately $49,471. For the tax year ended August 31, 2013, we had taxable income in excess of the distributions made from such taxable income during the year, and therefore, we elected to carry forward the excess for distribution to shareholders in the tax year ended August 31, 2014. The amount carried forward to 2014 was approximately $105,408.
As of March 31, 2016, the cost basis of investments for tax purposes was $6,292,766 resulting in estimated gross unrealized appreciation and depreciation of $215,114 and $502,775, respectively. As of June 30, 2015, the cost basis of investments for tax purposes was $6,599,876 resulting in estimated gross unrealized appreciation and depreciation of $263,892 and $254,210, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of March 31, 2016 and June 30, 2015 was calculated based on the book cost of investments as of March 31, 2016 and June 30, 2015, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2015 and 2014, respectively.
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal excise taxes, among other items. During the tax year ended August 31, 2015, we decreased overdistributed net investment income by $2,435, increased accumulated net realized loss on investments by $8,542 and increased capital in excess of par value by $6,107. During the tax year ended August 31, 2014, we increased accumulated overdistributed net investment income by $4,316, decreased accumulated net realized loss on investments by $3,384 and decreased capital in excess of par value by $932. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended August 31, 2015 is being recorded in the fiscal year ending June 30, 2016 and the reclassifications for the taxable year ended August 31, 2014 were recorded in the fiscal year ended June 30, 2015.

Note 13. Related Party Agreements and Transactions
Investment Advisory Agreement
On December 23, 2014, the Investment Adviser, Prospect Capital Management LLC, converted into a Delaware limited partnership and is now known as Prospect Capital Management L.P. (continues as the Investment Adviser). We have entered into an investment advisory and management agreement with the Investment Adviser (the “Investment Advisory Agreement”) under which the Investment Adviser, subject to the overall supervision of our Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, us. Under the terms of the Investment Advisory Agreement, the Investment Adviser: (i) determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes, (ii) identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and (iii) closes and monitors investments we make.
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
The total gross base management fee incurred to the favor of the Investment Adviser was $31,442 and $33,679 during the three months ended March 31, 2016 and March 31, 2015, respectively. The total gross base management fee incurred to the favor of the Investment Adviser was $97,109 and $100,878 during the nine months ended March 31, 2016 and March 31, 2015, respectively.
The Investment Adviser has entered into a servicing agreement with certain institutions who purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. During the three and nine months ended March 31, 2016, we received payments of $465 and $1,397, respectively, from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments, which reduced the base management fee payable to $30,977 and $95,712 for the three and nine months ended March 31, 2016, respectively. No such payments were received during the three and nine months ended March 31, 2015.
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
The total income incentive fee incurred was $21,906, and $21,860 during the three months ended March 31, 2016 and March 31, 2015, respectively. The fees incurred for the nine months ended March 31, 2016 and March 31, 2015 were $69,940 and $68,307, respectively. No capital gains incentive fee was incurred during the three or nine months ended March 31, 2016 and March 31, 2015.
Administration Agreement
We have also entered into an administration agreement (the “Administration Agreement”) with Prospect Administration under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our Chief Financial Officer and Chief Compliance Officer and his staff. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance (see Managerial Assistance section below). The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a subsidiary of the Investment Adviser.
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
The allocation of gross overhead expense from Prospect Administration was $5,698 and $6,021 for the three months ended March 31, 2016 and March 31, 2015, respectively. Prospect Administration received estimated payments of $2,762 and $3,037 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the three months ended March 31, 2016 and March 31, 2015, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration, resulting in net overhead expense of $2,936 and $2,984 during the three months ended March 31, 2016 and March 31, 2015, respectively. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. (See Managerial Assistance below and Note 14 for further discussion.)

The allocation of gross overhead expense from Prospect Administration was $14,725 and $13,998 for the nine months ended March 31, 2016 and March 31, 2015, respectively. During the nine months ended March 31, 2016, we renegotiated the managerial assistance agreement with First Tower LLC and reversed $1,200 of previously accrued managerial assistance at First Tower Delaware as the fee was paid by First Tower LLC, which decreased our overhead allocation. We also incurred $379 of overhead expense related to our consolidated entity SB Forging. Prospect Administration received estimated payments of 5,611 and $5,584 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the nine months ended March 31, 2016 and March 31, 2015, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration, resulting in net overhead expense of $9,114 and $8,414 during the nine months ended March 31, 2016 and March 31, 2015, respectively. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. (See Managerial Assistance section below and Note 14 for further discussion.)
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
During the three months ended March 31, 2016 and March 31, 2015, we received payments of $1,193 and $1,230, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the nine months ended March 31, 2016 and March 31, 2015, we received payments of $3,813 and $3,795 respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the nine months ended March 31, 2016, we reversed $1,200 of managerial assistance expense related to our consolidated entity First Tower Delaware which was included within allocation from Prospect Administration on our Consolidated Statement of Operations for the nine months ended March 31, 2016. The $1,200 was subsequently paid to Prospect Administration by First Tower LLC, the operating company. See Note 14 for further discussion.
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
As of March 31, 2016, we had co-investments with Priority Income Fund, Inc. in the following CLO funds: Apidos CLO XXII, Babson CLO Ltd. 2014-III; Cent CLO 21 Limited, CIFC Funding 2014-IV Investor, Ltd., Galaxy XVII CLO, Ltd., Halcyon Loan Advisors Funding 2014-2 Ltd., Halcyon Loan Advisors Funding 2015-3 Ltd., HarbourView CLO VII, Ltd., Jefferson Mill CLO Ltd., Mountain View CLO IX Ltd., Octagon Investment Partners XVIII, Ltd., Symphony CLO XIV Ltd., Voya IM CLO 2014-1 Ltd. and Washington Mill CLO Ltd.
Note 14. Transactions with Controlled Companies
The descriptions below detail the transactions which Prospect Capital Corporation (“Prospect”) has entered into with each of our controlled companies. Certain of the controlled entities discussed below were consolidated effective July 1, 2014 (see Note 1). As such, transactions with these Consolidated Holding Companies for the three and nine months ended March 31, 2016 are presented on a consolidated basis.
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
On August 1, 2014, Prospect sold its investments in Airmall for net proceeds of $51,379 and realized a loss of $3,473 on the sale. In addition, there is $6,000 being held in escrow, of which 98% is due to Prospect, which will be recognized as an additional realized loss if it is not received. Included in the net proceeds were $3,000 of structuring fees from Airmall related to the sale of the operating company which was recognized as other income during the year ended June 30, 2015. On October 22, 2014, Prospect received a tax refund of $665 related to its investment in Airmall and realized a gain of the same amount. On March 21, 2016, Prospect received $1,720 of the escrow proceeds which reduced the cost basis of the escrow receivable held on the balance sheet.
In addition to the repayments noted above, the following amounts were paid from Airmall to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	47,580
Nine Months Ended March 31, 2016	—

The following interest payments were accrued and paid from Airmall to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	576
Nine Months Ended March 31, 2016	—
The following managerial assistance payments were paid from Airmall to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	75
Nine Months Ended March 31, 2016	—
The following payments were paid from Airmall to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Airmall (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	730
Nine Months Ended March 31, 2016	—
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
On March 3, 2016, APRC used supplemental proceeds to make a partial repayment on the Senior Term Loan of $14,621.
On March 28, 2016, APRC used supplemental proceeds to make a partial repayment on the Senior Term Loan of $3,109.
The following interest payments were accrued and paid from APRC to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$3,047
Three Months Ended March 31, 2016	1,885
Nine Months Ended March 31, 2015	12,205
Nine Months Ended March 31, 2016	6,488
Included above, the following payment-in-kind interest from APRC was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$728
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	4,529
Nine Months Ended March 31, 2016	558
The following interest income recognized had not yet been paid by APRC to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$25
March 31, 2016	17
The following net revenue interest payments were paid from APRC to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2015	$265
Three Months Ended March 31, 2016	228
Nine Months Ended March 31, 2015	1,078
Nine Months Ended March 31, 2016	702

The following managerial assistance payments were paid from APRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2015	$148
Three Months Ended March 31, 2016	148
Nine Months Ended March 31, 2015	443
Nine Months Ended March 31, 2016	443
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$148
March 31, 2016	148
The following payments were paid from APRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to APRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2015	$83
Three Months Ended March 31, 2016	390
Nine Months Ended March 31, 2015	189
Nine Months Ended March 31, 2016	612
The following amounts were due from APRC to Prospect for reimbursement of expenses paid by Prospect on behalf of APRC and were included by Prospect within other receivables:

June 30, 2015	$124
March 31, 2016	2
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

The following interest payments were accrued and paid from Arctic Energy to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$1,657
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	5,045
Nine Months Ended March 31, 2016	1,123
The following interest income recognized had not yet been paid by Arctic Energy to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$18
March 31, 2016	—
The following managerial assistance payments were paid from Arctic Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2015	$25
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	75
Nine Months Ended March 31, 2016	50
The following managerial assistance recognized had not yet been paid by Arctic Energy to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2015	$25
March 31, 2016	25
The following amounts were due to Arctic Energy from Prospect for reimbursement of expenses paid by Arctic Energy on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2015	$1
March 31, 2016	—
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

In addition to the repayments noted above, the following amounts were paid from CCPI to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2015	$113
Three Months Ended March 31, 2016	113
Nine Months Ended March 31, 2015	338
Nine Months Ended March 31, 2016	4,337
The following cash distributions were declared and paid from CCPI to CCPI Holdings and recognized as a return of capital by CCPI Holdings:

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	—
Nine Months Ended March 31, 2016	1,918
The following dividends were declared and paid from CCPI to CCPI Holdings and recognized as dividend income by CCPI Holdings:

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	—
Nine Months Ended March 31, 2016	3,195
All dividends were paid from earnings and profits of CCPI.
The following interest payments were accrued and paid from CCPI to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$841
Three Months Ended March 31, 2016	751
Nine Months Ended March 31, 2015	2,495
Nine Months Ended March 31, 2016	2,329
Included above, the following payment-in-kind interest from CCPI was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$152
Three Months Ended March 31, 2016	161
Nine Months Ended March 31, 2015	446
Nine Months Ended March 31, 2016	475
The following interest income recognized had not yet been paid by CCPI to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$—
March 31, 2016	—

The following managerial assistance payments were paid from CCPI to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2015	$60
Three Months Ended March 31, 2016	60
Nine Months Ended March 31, 2015	180
Nine Months Ended March 31, 2016	180
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$60
March 31, 2016	60
The following payments were paid from CCPI to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to CCPI (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	—
Nine Months Ended March 31, 2016	96
The following amounts were due from CCPI to Prospect for reimbursement of expenses paid by Prospect on behalf of CCPI and were included by Prospect within other receivables:

June 30, 2015	$—
March 31, 2016	13
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

The following interest payments were accrued and paid from CP Well to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$4,037
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	12,273
Nine Months Ended March 31, 2016	(390)
Included above, the following payment-in-kind interest from CP Well was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$1,075
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	1,075
Nine Months Ended March 31, 2016	(2,819)
The following interest income recognized had not yet been paid by CP Well to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$46
March 31, 2016	—

The following managerial assistance payments were paid from CP Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2015	$75
Three Months Ended March 31, 2016	75
Nine Months Ended March 31, 2015	225
Nine Months Ended March 31, 2016	225
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$75
March 31, 2016	75
The following payments were paid from CP Energy to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to CP Energy (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2015	$60
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	60
Nine Months Ended March 31, 2016	—
The following amounts were due from CP Energy to Prospect for reimbursement of expenses paid by Prospect on behalf of CP Energy and were included by Prospect within other receivables:

June 30, 2015	$1
March 31, 2016	—
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

In addition to the repayments noted above, the following amounts were paid from Credit Central to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2015	$300
Three Months Ended March 31, 2016	323
Nine Months Ended March 31, 2015	300
Nine Months Ended March 31, 2016	323
During the three months ended March 31, 2015, Prospect reclassified $159 of return of capital received from Credit Central
Delaware in prior periods as dividend income.

The following interest payments were accrued and paid from Credit Central to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$1,824
Three Months Ended March 31, 2016	1,842
Nine Months Ended March 31, 2015	5,538
Nine Months Ended March 31, 2016	5,556
Included above, the following payment-in-kind interest from Credit Central was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$300
Three Months Ended March 31, 2016	323
Nine Months Ended March 31, 2015	300
Nine Months Ended March 31, 2016	323
The following interest income recognized had not yet been paid by Credit Central to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$20
March 31, 2016	20
The following net revenue interest payments were paid from Credit Central to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2015	$608
Three Months Ended March 31, 2016	614
Nine Months Ended March 31, 2015	608
Nine Months Ended March 31, 2016	1,852
The following managerial assistance payments were paid from Credit Central to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2015	$175
Three Months Ended March 31, 2016	175
Nine Months Ended March 31, 2015	525
Nine Months Ended March 31, 2016	525
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$175
March 31, 2016	175

The following amounts were due to Credit Central from Prospect for reimbursement of expenses paid by Credit Central on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2015	$27
March 31, 2016	16
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
On March 28, 2016, Echelon made an optional partial prepayment of $2,954 of the Senior Secured Revolving Credit Facility outstanding.
During the quarter ended March 31, 2016, Echelon issued 36,059 Class B shares to the company’s President, decreasing Prospect’s ownership to 98.97%.
The following dividends were declared and paid from Echelon to Prospect and recognized as dividend income by Prospect:

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	7,250
Nine Months Ended March 31, 2015	—
Nine Months Ended March 31, 2016	7,250
All dividends were paid from earnings and profits of Echelon.
The following interest payments were accrued and paid from Echelon to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$1,428
Three Months Ended March 31, 2016	1,440
Nine Months Ended March 31, 2015	5,451
Nine Months Ended March 31, 2016	4,360
The following interest income recognized had not yet been paid by Echelon to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$2,412
March 31, 2016	995

The following managerial assistance payments were paid from Echelon to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2015	$125
Three Months Ended March 31, 2016	63
Nine Months Ended March 31, 2015	250
Nine Months Ended March 31, 2016	188
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$63
March 31, 2016	63
The following payments were paid from Echelon to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Echelon (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2015	$206
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	211
Nine Months Ended March 31, 2016	120
The following amounts were due from Echelon to Prospect for reimbursement of expenses paid by Prospect on behalf of Echelon and were included by Prospect within other receivables:

June 30, 2015	$30
March 31, 2016	2
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
On June 9, 2015, Prospect provided additional debt and equity financing to support the recapitalization of Edmentum. As part of the recapitalization, Prospect exchanged 100% of the $50,000 second lien term loan previously outstanding for $26,365 of junior paid in kind (“PIK”) notes and 370,964.14 Class A common units representing 37.1% equity ownership in Edmentum Holdings. In addition, Prospect invested $5,875 in senior PIK notes and committed $7,834 as part of a second lien revolving credit facility, of which $4,896 was funded at closing. On June 9, 2015, our investment in Edmentum was written-down for tax purposes and a loss of $22,116 was therefore realized for the amount that the amortized cost exceeded the fair value, reducing the amortized cost to $37,216.
During the three months ended March 31, 2016, Prospect funded an additional $2,742 in the second lien revolving credit facility.
The following amounts were paid from Edmentum to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	—
Nine Months Ended March 31, 2016	4,896

The following interest payments were accrued and paid from Edmentum to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	843
Nine Months Ended March 31, 2015	—
Nine Months Ended March 31, 2016	2,728
Included above, the following payment-in-kind interest from Edmentum was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	833
Nine Months Ended March 31, 2015	—
Nine Months Ended March 31, 2016	2,099
The following interest income recognized had not yet been paid by Edmentum to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$—
March 31, 2016	578
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
During the three months ended December 31, 2014, Prospect determined that our remaining investments in Change Clean and Yatesville were impaired and recorded a realized loss of $1,449, reducing the amortized cost to zero.
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
The following payments were paid from Energy Solutions to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Energy Solutions (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	—
Nine Months Ended March 31, 2016	65
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
The following dividends were declared and paid from First Tower to First Tower Delaware and recognized as dividend income by First Tower Delaware:

Three Months Ended March 31, 2015	$1,929
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	1,929
Nine Months Ended March 31, 2016	—
All dividends were paid from earnings and profits of First Tower.
The following amounts were paid from First Tower to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	—
Nine Months Ended March 31, 2016	679
The following interest payments were accrued and paid from First Tower to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$14,334
Three Months Ended March 31, 2016	14,195
Nine Months Ended March 31, 2015	38,921
Nine Months Ended March 31, 2016	42,499
Included above, the following payment-in-kind interest from First Tower was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	—
Nine Months Ended March 31, 2016	348

The following interest income recognized had not yet been paid by First Tower to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$4,612
March 31, 2016	156
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

The following managerial assistance payments were accrued and paid from First Tower Delaware to Prospect Administration and recognized by Prospect as an expense:

Three Months Ended March 31, 2015	$600
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	1,800
Nine Months Ended March 31, 2016	(1,200)
The following managerial assistance recognized has not yet been paid by First Tower Delaware to Prospect Administration and was included by Prospect within due to Prospect Administration.

June 30, 2015	$600
March 31, 2016	—
The following managerial assistance recognized had not yet been paid by First Tower to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2015	$—
March 31, 2016	600
The following amounts were due from First Tower to Prospect for reimbursement of expenses paid by Prospect on behalf of First Tower and were included by Prospect within other receivables:

June 30, 2015	$20
March 31, 2016	9
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
On January 7, 2016, Prospect purchased an additional $400 in membership interests in Freedom Marine to support its ongoing operations and liquidity needs.

The following interest payments were accrued and paid from Vessel to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$157
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	480
Nine Months Ended March 31, 2016	159
The following interest income recognized had not yet been paid by Vessel to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$2
March 31, 2016	—
The following interest payments were accrued and paid from Vessel II to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$422
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	1,286
Nine Months Ended March 31, 2016	427
The following interest income recognized had not yet been paid by Vessel II to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$5
March 31, 2016	—
The following interest payments were accrued and paid from Vessel III to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$520
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	1,583
Nine Months Ended March 31, 2016	526
The following interest income recognized had not yet been paid by Vessel III to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$6
March 31, 2016	—
The following managerial assistance recognized had not yet been paid by Freedom Marine to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2015	$—
March 31, 2016	150
The following payments were paid from Freedom Marine to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Freedom Marine (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2015	$1
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	1
Nine Months Ended March 31, 2016	—

The following amounts were due from Freedom Marine to Prospect for reimbursement of expenses paid by Prospect on behalf of Freedom Marine and were included by Prospect within other receivables:

June 30, 2015	$3
March 31, 2016	—
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
During the nine months ended March 31, 2016, Prospect made an additional $8,000 investment in the first lien term loan to Gulf Coast to fund capital improvements to key forging equipment and other liquidity needs.
The following amounts were paid from Gulf Coast to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	—
Nine Months Ended March 31, 2016	75
The following interest payments were accrued and paid from Gulf Coast to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$324
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	1,370
Nine Months Ended March 31, 2016	—
The following amounts were due from Gulf Coast to Prospect for reimbursement of expenses paid by Prospect on behalf of Gulf Coast and were included by Prospect within other receivables:

June 30, 2015	$1
March 31, 2016	—
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
In addition to the repayments noted above, the following amounts were paid from Harbortouch to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2015	$1,914
Three Months Ended March 31, 2016	1,410
Nine Months Ended March 31, 2015	3,554
Nine Months Ended March 31, 2016	3,991
The following cash distributions were declared and paid from Harbortouch to Harbortouch Holdings and recognized as a return of capital by Harbortouch Holdings:

Three Months Ended March 31, 2015	$41
Three Months Ended March 31, 2016	14
Nine Months Ended March 31, 2015	41
Nine Months Ended March 31, 2016	37
The following interest payments were accrued and paid from Harbortouch to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$7,502
Three Months Ended March 31, 2016	7,612
Nine Months Ended March 31, 2015	22,092
Nine Months Ended March 31, 2016	23,129
The following interest income recognized had not yet been paid by Harbortouch to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$2,077
March 31, 2016	8,162
The following managerial assistance payments were paid from Harbortouch to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2015	$125
Three Months Ended March 31, 2016	125
Nine Months Ended March 31, 2015	375
Nine Months Ended March 31, 2016	375
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$125
March 31, 2016	125
The following payments were paid from Harbortouch to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Harbortouch (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	31
Nine Months Ended March 31, 2016	—
The following amounts were due from Harbortouch to Prospect for reimbursement of expenses paid by Prospect on behalf of Harbortouch and were included within other receivables:

June 30, 2015	$—
March 31, 2016	42
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
On June 30, 2012, AEH and Coalbed loans held by Manx with a cost basis of $7,991 were removed from Manx and contributed by Prospect to Wolf Energy Holdings Inc., a separate holding company wholly owned by Prospect. During the three months ended June 30, 2013, Prospect determined that our investment in Manx was impaired and recorded a realized loss of $9,397 for the amount that the amortized cost exceeded the fair value, reducing the amortized cost to $500. During the year ended June 30, 2014, Manx repaid $450 of the senior secured note. During the three months ended December 31, 2014, Manx was dissolved and Prospect recorded a realized loss of $50, reducing the amortized cost to zero.
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
During the quarter ended March 31, 2016, Prospect’s ownership in MITY increased to 95.83% resulting from a stock repurchase of a key executive’s shares.
The following dividends were declared and paid from MITY to MITY Delaware and recognized as dividend income by MITY Delaware:

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	—
Nine Months Ended March 31, 2016	710
All dividends were paid from earnings and profits of MITY.
The following interest payments were accrued and paid from MITY to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$1,259
Three Months Ended March 31, 2016	1,293
Nine Months Ended March 31, 2015	3,874
Nine Months Ended March 31, 2016	3,904
Included above, the following payment-in-kind interest from MITY was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$127
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	127
Nine Months Ended March 31, 2016	140
The following interest income recognized had not yet been paid by MITY to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$14
March 31, 2016	14

The following interest payments were accrued and paid from Broda Canada to MITY Delaware and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$149
Three Months Ended March 31, 2016	136
Nine Months Ended March 31, 2015	486
Nine Months Ended March 31, 2016	421
During the three and nine months ended March 31, 2016, there was a favorable fluctuation in the foreign currency exchange rate and MITY Delaware recognized $6 and $7, respectively of realized gain related to its investment in Broda Canada.
The following managerial assistance payments were paid from MITY to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2015	$75
Three Months Ended March 31, 2016	75
Nine Months Ended March 31, 2015	235
Nine Months Ended March 31, 2016	225
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$75
March 31, 2016	75
The following payments were paid from MITY to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to MITY (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2015	$121
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	121
Nine Months Ended March 31, 2016	59
The following amounts were due from MITY to Prospect for reimbursement of expenses paid by Prospect on behalf of MITY and were included within other receivables:

June 30, 2015	$—
March 31, 2016	1
The following amounts were due to MITY from Prospect for reimbursement of expenses paid by MITY on behalf of Prospect and were included within other liabilities:

June 30, 2015	$1
March 31, 2016	—
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
On November 12, 2015, NPRC used supplemental debt proceeds obtained by their JVs to make a partial repayment on the Senior Term Loan of 22,098.
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
On January 20, 2016, NPRC used supplemental proceeds to make a partial repayment on the Senior Term Loan of 6,774.
On February 10, 2016, Prospect made a $354 investment in NPRC used to purchase additional common equity of NPRC through NPH. The proceeds were utilized by NPRC to purchase additional ownership interest Carroll Management Group, LLC for $352. The minority interest holder also invested an additional $22 in the JVs. The proceeds were used by the JVs to fund $376 of capital expenditures.
On February 24, 2016, NPRC used supplemental proceeds to make a partial repayment on the Senior Term Loan of 24,579.
During the nine months ended March 31, 2015, we provided $149,086 and $31,697 of debt and equity financing, respectively, to NPRC to enable certain of its wholly-owned subsidiaries to invest in online consumer loans. In addition, during the nine months ended March 31, 2016, we received partial repayments of $40,460 of our loans previously outstanding and $12,396 as a return of capital on our equity investment in NPRC.

The following interest payments were accrued and paid by NPRC to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$4,832
Three Months Ended March 31, 2016	14,177
Nine Months Ended March 31, 2015	14,775
Nine Months Ended March 31, 2016	27,586
Included above, the following payment-in-kind interest from NPRC was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$1,738
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	3,056
Nine Months Ended March 31, 2016	703
The following interest income recognized had not yet been paid by NPRC to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$116
March 31, 2016	114
The following interest payments were accrued and paid by ACLLH to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$3,293
Three Months Ended March 31, 2016	1,320
Nine Months Ended March 31, 2015	3,293
Nine Months Ended March 31, 2016	17,774
The following interest income recognized had not yet been paid by ACLLH to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$23
March 31, 2016	52
The following net revenue interest payments were paid from NPRC to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2015	$506
Three Months Ended March 31, 2016	601
Nine Months Ended March 31, 2015	1,150
Nine Months Ended March 31, 2016	2,031
The following structuring fees were paid from NPRC to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	—
Nine Months Ended March 31, 2016	180

The following structuring fees were paid from ACLLH to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	26
Nine Months Ended March 31, 2015	—
Nine Months Ended March 31, 2016	1,683
The following managerial assistance payments were paid from NPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2015	$128
Three Months Ended March 31, 2016	128
Nine Months Ended March 31, 2015	383
Nine Months Ended March 31, 2016	383
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$128
March 31, 2016	128
The following payments were paid from NPRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to NPRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2015	$649
Three Months Ended March 31, 2016	780
Nine Months Ended March 31, 2015	709
Nine Months Ended March 31, 2016	1,808
The following amounts were due from NPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of NPRC and included by Prospect within other receivables:

June 30, 2015	$108
March 31, 2016	—
The following amounts were due to NPRC from Prospect for reimbursement of expenses paid by NPRC on behalf of Prospect and included by Prospect within other liabilities:

June 30, 2015	$—
March 31, 2016	37
The following amounts were due from ACLLH to Prospect for reimbursement of expenses paid by Prospect on behalf of NPRC and included by Prospect within other receivables:

June 30, 2015	$—
March 31, 2016	2

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
During the quarter ended December 31, 2015, Prospect made additional investments totaling $1,876 in the senior subordinated term loan to Nationwide.
On March 31, 2016, Prospect made an additional equity investment totaling $1,407, and Prospect’s ownership in Nationwide did not change.
The following dividends were declared and paid from Nationwide to Nationwide Holdings and recognized as dividend income by Nationwide Holdings:

Three Months Ended March 31, 2015	$1,139
Three Months Ended March 31, 2016	963
Nine Months Ended March 31, 2015	2,444
Nine Months Ended March 31, 2016	2,651
All dividends were paid from earnings and profits of Nationwide.
The following amounts were paid from Nationwide to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	300
Nine Months Ended March 31, 2015	—
Nine Months Ended March 31, 2016	300

The following interest payments were accrued and paid from Nationwide to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$741
Three Months Ended March 31, 2016	852
Nine Months Ended March 31, 2015	2,256
Nine Months Ended March 31, 2016	2,368
Included above, the following payment-in-kind interest from Nationwide was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	300
Nine Months Ended March 31, 2015	—
Nine Months Ended March 31, 2016	300
The following interest income recognized had not yet been paid by Nationwide to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$8
March 31, 2016	9
The following managerial assistance payments were paid from Nationwide to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2015	$100
Three Months Ended March 31, 2016	100
Nine Months Ended March 31, 2015	300
Nine Months Ended March 31, 2016	300
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$100
March 31, 2016	100
The following payments were paid from Nationwide to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Nationwide (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative service costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	4
Nine Months Ended March 31, 2016	—
The following amounts were due to Nationwide from Prospect for reimbursement of expenses paid by Nationwide on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2015	$12
March 31, 2016	6

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
The following interest payments were accrued and paid from NMMB to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$130
Three Months Ended March 31, 2016	131
Nine Months Ended March 31, 2015	393
Nine Months Ended March 31, 2016	397
The following interest income recognized had not yet been paid by NMMB to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$133
March 31, 2016	1
The following interest payments were accrued and paid from Armed Forces to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$245
Three Months Ended March 31, 2016	248
Nine Months Ended March 31, 2015	749
Nine Months Ended March 31, 2016	749

The following interest income recognized had not yet been paid by Armed Forces to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$250
March 31, 2016	3
The following managerial assistance recognized had not yet been paid by NMMB to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2015	$700
March 31, 2016	1,000
The following amounts were due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB and were included by Prospect within other receivables:

June 30, 2015	$2
March 31, 2016	1
R-V Industries, Inc.
As of July 1, 2011 and continuing through March 31, 2016, Prospect owns 88.27% of the fully-diluted equity of R-V Industries, Inc. (“R-V”), with R-V management owning the remaining 11.73% of the equity. As of June 30, 2011, Prospect’s equity investment cost basis was $1,682 and $5,087 for warrants and common stock, respectively.
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
In addition to the repayments noted above, the following amounts were paid from R-V to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	614
Nine Months Ended March 31, 2015	—
Nine Months Ended March 31, 2016	614
The following dividends were declared and paid from R-V to Prospect and recognized as dividend income by Prospect:

Three Months Ended March 31, 2015	$75
Three Months Ended March 31, 2016	75
Nine Months Ended March 31, 2015	224
Nine Months Ended March 31, 2016	224
All dividends were paid from earnings and profits of R-V.
The following interest payments were accrued and paid from R-V to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$761
Three Months Ended March 31, 2016	730
Nine Months Ended March 31, 2015	2,281
Nine Months Ended March 31, 2016	2,192
The following managerial assistance payments were paid from R-V to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2015	$45
Three Months Ended March 31, 2016	45
Nine Months Ended March 31, 2015	135
Nine Months Ended March 31, 2016	135
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$45
March 31, 2016	45
The following payments were paid from R-V to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to R-V (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative service costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	—
Nine Months Ended March 31, 2016	1
The following amounts were due to R-V from Prospect for reimbursement of expenses paid by R-V on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2015	$2
March 31, 2016	2
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
On October 10, 2014, ARRM sold Ajax to a third party and repaid the $19,337 loan receivable to Prospect. Prospect recorded a realized loss of $21,001 related to the sale. Concurrent with the sale, Prospect’s ownership increased to 100% of the outstanding equity of ARRM Services, Inc. which was renamed SB Forging Company, Inc. (“SB Forging”). As such, Prospect began consolidating SB Forging on October 11, 2014. In addition, there is $3,000 being held in escrow of which $802 was received on May 6, 2015 for which Prospect realized a gain of the same amount. Prospect received $2,000 of structuring fees from Ajax related to the sale of the operating company which was recognized as other income during the year ended June 30, 2015.
SB Forging has incurred $2,560 of overhead expense, which is included within due to Prospect Administration at December 31, 2015.
The following amounts were paid from Ajax to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	19,337
Nine Months Ended March 31, 2016	—

The following interest payments, including prepayment penalty fees, were accrued and paid from Ajax to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	956
Nine Months Ended March 31, 2016	—
The following managerial assistance payments were paid from Ajax to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	45
Nine Months Ended March 31, 2016	—
The following payments were paid from SB Forging to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to SB Forging (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	1,391
Nine Months Ended March 31, 2016	—
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
On March 9, 2016, Prospect made a $777 investment in UPRC used to purchase additional common equity of UPRC through UPH. The proceeds were utilized by UPRC to purchase additional ownership interest in South Atlanta Portfolio Holding Company, LLC for $775, and pay $2 of legal services provided by attorneys at Prospect. The minority interest holder also invested an additional $62 in the JVs. The proceeds were used by the JV to fund $836 of capital expenditures.
On March 9, 2016, Prospect made a $1,277 investment in UPRC used to purchase additional common equity of UPRC through UPH. The proceeds were utilized by UPRC to purchase additional ownership interest in Canterbury Green Apartments Holdings, LLC for $1,277. The minority interest holder also invested an additional $104 in the JVs. The proceeds were used by the JV to fund $1,381 of capital expenditures.
The following interest payments were accrued and paid by UPRC to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$1,674
Three Months Ended March 31, 2016	1,954
Nine Months Ended March 31, 2015	4,134
Nine Months Ended March 31, 2016	5,774
Included above, the following payment-in-kind interest from UPRC was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	162
Nine Months Ended March 31, 2016	—
The following interest income recognized had not yet been paid by UPRC to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$20
March 31, 2016	21

The following net revenue interest payments were paid from UPRC to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	289
Nine Months Ended March 31, 2015	320
Nine Months Ended March 31, 2016	883
The following managerial assistance payments were paid from UPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	50
Nine Months Ended March 31, 2015	100
Nine Months Ended March 31, 2016	150
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$50
March 31, 2016	50
The following payments were paid from UPRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to UPRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2015	$104
Three Months Ended March 31, 2016	300
Nine Months Ended March 31, 2015	177
Nine Months Ended March 31, 2016	518
The following amounts were due from UPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of UPRC and were included by Prospect within other receivables:

June 30, 2015	$15
March 31, 2016	1
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
The following interest payments were accrued and paid from Valley Electric to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$972
Three Months Ended March 31, 2016	1,076
Nine Months Ended March 31, 2015	2,906
Nine Months Ended March 31, 2016	3,160
Included above, the following payment-in-kind interest from Valley Electric was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$454
Three Months Ended March 31, 2016	350
Nine Months Ended March 31, 2015	1,335
Nine Months Ended March 31, 2016	1,307
The following interest income recognized had not yet been paid by Valley Electric to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$11
March 31, 2016	12
The following interest payments were accrued and paid from Valley to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$268
Three Months Ended March 31, 2016	277
Nine Months Ended March 31, 2015	812
Nine Months Ended March 31, 2016	835
Included above, the following payment-in-kind interest from Valley was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2015	$64
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	194
Nine Months Ended March 31, 2016	90

The following interest income recognized had not yet been paid by Valley to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$3
March 31, 2016	3
The following managerial assistance payments were paid from Valley to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2015	$75
Three Months Ended March 31, 2016	75
Nine Months Ended March 31, 2015	225
Nine Months Ended March 31, 2016	225
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$75
March 31, 2016	75
The following payments were paid from Valley Electric to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Valley Electric (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2015	$—
Three Months Ended March 31, 2016	—
Nine Months Ended March 31, 2015	18
Nine Months Ended March 31, 2016	9
The following amounts were due from Valley Electric to Prospect for reimbursement of expenses paid by Prospect on behalf of Valley Electric and were included by Prospect within other receivables:

June 30, 2015	$—
March 31, 2016	3
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
During the year ended June 30, 2013, Prospect determined that our investment in THS and VSA was impaired and recorded a realized loss of $12,117, reducing the amortized cost to $3,831. During the year ended June 30, 2014, Prospect received $5,825 of legal cost reimbursement related to the ESA litigation settlement which had been expensed in prior years. The proceeds were recognized by Prospect as other income during the year ended June 30, 2014. During the year ended June 30, 2015, Prospect received $685 related to the ESA litigation settlement which was recognized as realized gain.

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
During the three months ended September 30, 2014, Prospect determined that our investment in AEH was impaired and recorded a realized loss of $2,050, reducing the amortized cost to zero. On November 21, 2014, Coalbed merged with and into Wolf Energy, with Wolf Energy as the surviving entity. During the three months ended December 31, 2014, Prospect determined that our investment in the Coalbed debt assumed by Wolf Energy was impaired and recorded a realized loss of $5,991, reducing the amortized cost to zero.
During the year ended June 30, 2015, Wolf Energy Holdings received a tax refund of $173 related to its investment in C&J and Prospect realized a gain of the same amount.
The following managerial assistance recognized had not yet been paid by Wolf Energy to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2015	$—
March 31, 2016	14

Note 15. Litigation
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of March 31, 2016. Our Investment Adviser and Administrator have been named as defendants in a lawsuit filed on April 21, 2016 by a purported shareholder of Prospect in the United States District Court for the Southern District of New York under the caption Paskowitz v. Prospect Capital Management and Prospect Administration. The complaint alleges that the defendants received purportedly excessive management and administrative services fees from us in violation of Section 36(b) of the 1940 Act. The plaintiff seeks to recover on behalf of us damages in an amount not specified in the complaint. The defendants have informed us that they believe the complaint is without merit and intend to defend themselves vigorously against the plaintiff’s claims. We believe that the lawsuit is not likely to have a material adverse effect on Prospect.
Note 16. Financial Highlights
The following is a schedule of financial highlights for the three and nine months ended March 31, 2016 and March 31, 2015:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Per Share Data
Net asset value at beginning of period	$9.65	$10.35	$10.31	$10.56
Net investment income(1)	0.25	0.24	0.79	0.78
Net realized (loss) gain(1)	(0.03)	0.01	(0.05)	(0.44)
Net change in unrealized (depreciation) appreciation on investments(1)	—	(0.02)	(0.71)	0.37
Dividends to shareholders	(0.25)	(0.28)	(0.75)	(0.94)
Common stock transactions(2)	(0.01)	—	0.02	(0.03)
Net asset value at end of period	$9.61	$10.30	$9.61	$10.30

Per share market value at end of period	$7.27	$8.45	$7.27	$8.45
Total return based on market value(3)	8.25%	5.97%	9.62%	(11.98%)
Total return based on net asset value(3)	3.50%	3.09%	3.58%	8.00%
Shares of common stock outstanding at end of period	356,113,777	358,661,441	356,113,777	358,661,441
Weighted average shares of common stock outstanding	355,779,088	358,449,304	355,994,927	351,922,217

Ratios/Supplemental Data
Net assets at end of period	$3,422,416	$3,694,588	$3,422,416	$3,694,588
Portfolio turnover rate	0.38%	1.65%	10.86%	15.95%
Annualized ratio of operating expenses to average net assets	11.89%	11.23%	12.01%	11.60%
Annualized ratio of net investment income to average net assets	10.23%	9.45%	10.53%	9.93%

The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2015:

	Year Ended June 30,
	2015	2014	2013	2012	2011
Per Share Data
Net asset value at beginning of year	$10.56	$10.72	$10.83	$10.36	$10.30
Net investment income(1)	1.03	1.19	1.57	1.63	1.10
Net realized losses (gains) on investments(1)	(0.51)	(0.01)	(0.13)	0.32	0.19
Net change in unrealized appreciation (depreciation) on investments(1)	0.47	(0.12)	(0.37)	(0.28)	0.09
Net realized losses on extinguishment of debt(1)	(0.01)	—	—	—	—
Dividends to shareholders	(1.19)	(1.32)	(1.28)	(1.22)	(1.21)
Common stock transactions(2)	(0.04)	0.10	0.10	0.02	(0.11)
Net asset value at end of year	$10.31	$10.56	$10.72	$10.83	$10.36

Per share market value at end of year	$7.37	$10.63	$10.80	$11.39	$10.11
Total return based on market value(3)	(20.84%)	10.88%	6.24%	27.21%	17.22%
Total return based on net asset value(3)	11.47%	10.97%	10.91%	18.03%	12.54%
Shares of common stock outstanding at end of year	359,090,759	342,626,637	247,836,965	139,633,870	107,606,690
Weighted average shares of common stock outstanding	353,648,522	300,283,941	207,069,971	114,394,554	85,978,757

Ratios/Supplemental Data
Net assets at end of year	$3,703,049	$3,618,182	$2,656,494	$1,511,974	$1,114,357
Portfolio turnover rate	25.32%	15.21%	29.24%	29.06%	27.63%
Annualized ratio of operating expenses to average net assets	11.70%	11.11%	11.50%	10.73%	8.47%
Annualized ratio of net investment income to average net assets	9.91%	11.18%	14.86%	14.92%	10.60%

(1)	Per share data amount is based on the weighted average number of common shares outstanding for the period presented (except for dividends to shareholders which is based on actual rate per share).

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

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ending June 30, 2016.

	Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
September 30, 2013	161,034	0.62	82,337	0.32	(2,437)	(0.01)	79,900	0.31
December 31, 2013	178,090	0.62	92,215	0.32	(6,853)	(0.02)	85,362	0.30
March 31, 2014	190,327	0.60	98,523	0.31	(16,422)	(0.05)	82,101	0.26
June 30, 2014	182,840	0.54	84,148	0.25	(12,491)	(0.04)	71,657	0.21

September 30, 2014	202,021	0.59	94,463	0.28	(10,355)	(0.04)	84,108	0.24
December 31, 2014	198,883	0.56	91,325	0.26	(5,355)	(0.02)	85,970	0.24
March 31, 2015	191,350	0.53	87,441	0.24	(5,949)	(0.01)	81,492	0.23
June 30, 2015	198,830	0.55	89,518	0.25	5,251	0.01	94,769	0.26

September 30, 2015	200,251	0.56	91,242	0.26	(63,425)	(0.18)	27,817	0.08
December 31, 2015	209,191	0.59	100,893	0.28	(196,013)	(0.55)	(95,120)	(0.27)
March 31, 2016	189,493	0.53	87,626	0.25	(12,118)	(0.03)	75,508	0.21

(1)
Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

Note 18. Subsequent Events
During the period from April 1, 2016 through May 10, 2016, we made four follow-on investments in NPRC totaling $39,504 to support our online consumer lending initiative. We invested $5,926 of equity through NPH and $33,578 of debt directly to ACL Loan Holdings, Inc. (“ACL”), a wholly-owned subsidiary of NPRC. In addition, during this period, we received a partial repayment of $11,800 ACL loan previously outstanding.

On April 6, 2016, we received partial repayments from APRC of $2,973 for our loans previously outstanding.

On April 6, 2016, we received partial repayments from UPRC of $7,567 for our loans previously outstanding.

On April 11, 2016, we announced the then current conversion rate on the 2020 Notes as 80.6670 shares of common stock per
$1 principal amount of the 2020 Notes converted, which is equivalent to a conversion price of approximately $12.40.

On April 16, 2016, we announced the then current conversion rate on the 2017 Notes as 87.7516 shares of common stock per
$1 principal amount of the 2017 Notes converted, which is equivalent to a conversion price of approximately $11.40.

On April 29, 2016, we invested an additional $25,000 of Senior Secured Term Loan A and an additional $25,000 of Senior Secured Term Loan B debt investments in Trinity Services Group, Inc. (“Trinity”).

On April 29, 2016, through our delayed draw term loan commitment with Instant Web, LLC, we funded $8,000 of Senior Secured Term Loan A and $8,000 of Senior Secured Term Loan B.

During the period from May 3, 2016 through May 10, 2016, we collectively sold 72.10% of the outstanding principal balance of the Senior Secured Term Loan A investment in Trinity for $25,000. There was no gain or loss realized on the sale.

During the period from April 1, 2016 through May 10, 2016, our wholly-owned subsidiary PSBL purchased $5,555 of small business whole loans from OnDeck.

During the period from April 1, 2016 through May 10, 2016 we issued $4,451 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $4,395. In addition, we sold $953 in aggregate principal amount of our Prospect Capital
InterNotes® for net proceeds of $941 with expected closing on May 12, 2016.

On May 9, 2016, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.08333 per share for May 2016 to holders of record on May 31, 2016 with a payment date of June 23, 2016;

•	$0.08333 per share for June 2016 to holders of record on June 30, 2016 with a payment date of July 21, 2016;

•	$0.08333 per share for July 2016 to holders of record on July 29, 2016 with a payment date of August 18, 2016; and

•	$0.08333 per share for August 2016 to holders of record on August 31, 2016 with a payment date of September 22, 2016.

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

On May 15, 2007, we formed a wholly-owned subsidiary Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Our wholly-owned subsidiary Prospect Small Business Lending, LLC (“PSBL”) was formed on January 27, 2014 and purchases small business whole loans on a recurring basis from online small business loan originators, including On Deck Capital, Inc. (“OnDeck”). On September 30, 2014, we formed a wholly-owned subsidiary Prospect Yield Corporation, LLC (“PYC”) and effective October 23, 2014, PYC holds our investments in collateralized loan obligations (“CLOs”). Each of these subsidiaries have been consolidated since operations commenced.
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
Aircraft Leasing – We invest debt as well as equity in aircraft assets subject to commercial leases to credit-worthy airlines across the globe. These investments present attractive return opportunities due to cash flow consistency from long-lived assets coupled with hard asset collateral. We seek to deliver risk-adjusted returns with strong downside protection by analyzing relative value characteristics across the spectrum of aircraft types of all vintages. Our target portfolio includes both in-production and out-of-production jet and turboprop aircraft and engines, operated by airlines across the globe. This strategy comprised approximately 1% of our business in the fiscal year ended June 30, 2015 and approximately 1% as of March 31, 2016.
Online Lending – We make investments in loans originated by certain consumer loan and small and medium sized business (“SME”) aggregators. We purchase each loan in its entirety (i.e., a “whole loan”). The borrowers are consumers and SMEs. The loans are typically serviced by the aggregators of the loans. This strategy comprised approximately 5% of our business in the fiscal year ended June 30, 2015 and approximately 5% as of March 31, 2016.
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

We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment in the holding company, generally as equity, its equity investment in the operating company and along with any debt from us directly to the operating company structure represents our total exposure for the investment. As of March 31, 2016, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $1,959,243 and $1,998,023, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. On July 1, 2014, we began consolidating all wholly-owned and substantially wholly-owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There were no significant effects of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
Third Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended March 31, 2016, we completed follow-on investments in existing portfolio companies totaling approximately $17,099, funded $2,742 of revolver advances, and recorded paid in kind (“PIK”) interest of $3,335, resulting in gross investment originations of $23,176. During the three months ended March 31, 2016, we received full repayments on one investment and received several partial prepayments and amortization payments totaling $163,641, including realized losses totaling $10,784. The more significant of these transactions are discussed in “Portfolio Investment Activity.”
Debt Issuances and Redemptions
During the three months ended March 31, 2016, we issued $5,573 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $5,503. These notes were issued with stated interest rates ranging from 5.38% to 5.50% with a weighted average interest rate of 5.41%. These notes mature between January 15, 2021 and March 15, 2021. The following table summarizes the Prospect Capital InterNotes® issued during the three months ended March 31, 2016.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$5,573	5.375%–5.500%	5.41%	January 15, 2021 – March 15, 2021
	$5,573
During the three months ended March 31, 2016, we repaid $1,163 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended March 31, 2016 was $32.
On March 28, 2016, we repurchased $500 aggregate principal amount of the 2017 Notes at a price of 98.25, including commissions. The transaction resulted in our recognizing a $9 gain, excluding the $4 write-off of deferred financing costs associated with the repurchase, for the three months ended March 31, 2016.
Equity Issuances
On January 21, 2016, February 18, 2016 and March 24, 2016, we issued 299,423, 255,743 and 146,899 shares of our common stock in connection with the dividend reinvestment plan, respectively.
On February 9, 2016, we amended our dividend reinvestment plan that already provides for reinvestment of our dividends or distributions on behalf of our stockholders, unless a stockholder elects to receive cash, to add the ability of stockholders to purchase additional shares by making optional cash investments.  Under the revised dividend reinvestment and direct stock repurchase plan, stockholders may elect to purchase additional shares through our transfer agent in the open market or in negotiated transactions.

Affiliate Share Purchases
During three months ended March 31, 2016, Prospect Capital officers purchased 8,454,796 shares of our stock, or 2.4% of total outstanding shares as of March 31, 2016, both through the open market transactions and shares issued in connection with our dividend reinvestment plan.
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
The sizes and likelihood of these dispositions, some of which are expected to be partial rather than complete spin-offs, remain to be determined, but we currently expect the collective size of these three dispositions to be 10% or less of our asset base. We seek to complete these “spin-offs” in calendar year 2016 or 2017 in a sequential fashion. The consummation of any of the spin-offs depends upon, among other things: market conditions, regulatory and exchange listing approval, and sufficient investor demand, and there can be no guarantee that we will consummate any of these spin-offs.
On March 11, 2015, PYC filed a registration statement with the SEC in connection with our rights offering disposition of a portion of our structured credit business, and PYC filed an amendment on April 17, 2015. We are a selling stockholder under the registration statement. If favorable market conditions exist, we will seek but cannot guarantee consummation of this disposition, which is subject to regulatory review.
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
On May 19, 2015, Prospect, Prospect Capital Management, PYC, Prospect Finance and Prospect Realty filed an application for an exemptive order authorizing a joint transaction that may otherwise be prohibited by Section 57(a)(4) of the 1940 Act in order to complete each of the rights offerings described above and, on October 2, 2015, an amended and restated application for the exemptive order was filed in response to comments from the SEC. There is no guarantee that the SEC will grant the relief requested in the exemptive order application.

We expect to continue as a BDC in the future to pursue our multi-line origination strategy (including continuing to invest in the businesses discussed above) as a value-added differentiating factor compared with other BDCs.
Investment Holdings
As of March 31, 2016, we continue to pursue our investment strategy. At March 31, 2016, approximately $6,005,105, or 175.5%, of our net assets are invested in 125 long-term portfolio investments and CLOs.

During the nine months ended March 31, 2016, we originated $685,064 of new investments, primarily composed of $360,863 of debt and equity financing to non-controlled portfolio investments, $227,581 of debt and equity financing to controlled investments, and $96,620 of subordinated notes in CLOs. Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans, though we also continue to close select junior debt and equity investments. Our annualized current yield was 12.7% and 13.4% as of June 30, 2015 and March 31, 2016, respectively, across all performing interest bearing investments. The increase in our current yield is primarily due to market fluctuations and the resulting decline in our portfolio value. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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
As of March 31, 2016, we own controlling interests in the following portfolio companies: APRC; Arctic Energy Services, LLC (“Arctic Energy”); CCPI Inc. (“CCPI”); CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC; Echelon Aviation LLC (“Echelon”); Edmentum Ultimate Holdings, LLC (“Edmentum”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); Gulf Coast Machine & Supply Company (“Gulf Coast”); Harbortouch Payments, LLC (“Harbortouch”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC) (“Nationwide”); NMMB, Inc.; R-V Industries, Inc. (“R-V”); UPRC; Valley Electric Company, Inc. (“Valley Electric”); and Wolf Energy, LLC. We also own an affiliated interest in BNN Holdings Corp and Targus International, LLC (“Targus”).
The following shows the composition of our investment portfolio by level of control as of March 31, 2016 and June 30, 2015:

	March 31, 2016				June 30, 2015
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$1,959,243	31.6%	$1,998,023	33.3%	$1,894,644	28.9%	$1,974,202	29.9%
Affiliate Investments	10,758	0.2%	12,088	0.2%	45,150	0.7%	45,945	0.7%
Non-Control/Non-Affiliate Investments	4,238,156	68.2%	3,994,994	66.5%	4,619,582	70.4%	4,589,411	69.4%
Total Investments	$6,208,157	100.0%	$6,005,105	100.0%	$6,559,376	100.0%	$6,609,558	100.0%

The following shows the composition of our investment portfolio by type of investment as of March 31, 2016 and June 30, 2015:

	March 31, 2016				June 30, 2015
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Revolving Line of Credit	$9,592	0.2%	$9,390	0.2%	$30,546	0.5%	$30,546	0.5%
Senior Secured Debt	3,224,780	51.9%	3,089,474	51.4%	3,617,111	55.1%	3,533,447	53.5%
Subordinated Secured Debt	1,171,470	18.9%	1,152,234	19.2%	1,234,701	18.8%	1,205,303	18.2%
Subordinated Unsecured Debt	75,041	1.2%	69,817	1.2%	145,644	2.2%	144,271	2.2%
Small Business Loans	20,734	0.3%	20,774	0.3%	50,558	0.8%	50,892	0.8%
CLO Debt	—	—%	—	—%	28,613	0.4%	32,398	0.5%
CLO Residual Interest	1,105,379	17.8%	995,929	16.6%	1,072,734	16.4%	1,113,023	16.8%
Preferred Stock	139,319	2.2%	81,506	1.4%	41,047	0.6%	4,361	0.1%
Common Stock	295,300	4.8%	338,682	5.6%	181,404	2.8%	164,984	2.5%
Membership Interest	159,436	2.6%	169,531	2.8%	148,192	2.3%	278,537	4.2%
Participating Interest(1)	—	—%	70,543	1.2%	—	—%	42,787	0.6%
Escrow Receivable	5,424	0.1%	5,431	0.1%	7,144	0.1%	5,984	0.1%
Warrants	1,682	0.0%	1,794	0.0%	1,682	0.0%	3,025	0.0%
Total Investments	$6,208,157	100.0%	$6,005,105	100.0%	$6,559,376	100.0%	$6,609,558	100.0%

(1)	Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.
The following shows our investments in interest bearing securities by type of investment as of March 31, 2016 and June 30, 2015:

	March 31, 2016				June 30, 2015
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien	$3,231,630	57.6%	$3,096,122	58.0%	$3,642,761	58.9%	$3,559,097	58.3%
Second Lien	1,174,212	21.0%	1,154,976	21.6%	1,239,597	20.0%	1,210,199	19.8%
Unsecured	75,041	1.3%	69,817	1.3%	145,644	2.4%	144,271	2.4%
Small Business Loans	20,734	0.4%	20,774	0.4%	50,558	0.8%	50,892	0.8%
CLO Debt	—	—%	—	—%	28,613	0.5%	32,398	0.5%
CLO Residual Interest	1,105,379	19.7%	995,929	18.7%	1,072,734	17.4%	1,113,023	18.2%
Total Debt Investments	$5,606,996	100.0%	$5,337,618	100.0%	$6,179,907	100.0%	$6,109,880	100.0%

The following shows the composition of our investment portfolio by geographic location as of March 31, 2016 and June 30, 2015:

	March 31, 2016				June 30, 2015
Geographic Location	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Canada	$15,000	0.2%	$10,244	0.2%	$15,000	0.2%	$15,000	0.2%
Cayman Islands	1,105,379	17.8%	995,929	16.6%	1,101,347	16.8%	1,145,421	17.3%
France	10,072	0.2%	9,388	0.2%	10,145	0.2%	9,734	0.2%
MidWest US	685,838	11.0%	722,597	12.0%	749,036	11.4%	767,419	11.6%
NorthEast US	1,122,733	18.1%	1,134,149	18.9%	1,085,569	16.6%	1,151,510	17.4%
NorthWest US	42,463	0.7%	41,720	0.7%	—	—%	—	—%
Puerto Rico	40,615	0.7%	40,358	0.7%	40,911	0.6%	37,539	0.6%
SouthEast US	1,467,273	23.6%	1,502,404	25.0%	1,609,956	24.5%	1,661,477	25.1%
SouthWest US	587,135	9.5%	500,081	8.3%	762,454	11.6%	693,138	10.5%
Western US	1,131,649	18.2%	1,048,235	17.5%	1,184,958	18.1%	1,128,320	17.1%
Total Investments	$6,208,157	100.0%	$6,005,105	100.1%	$6,559,376	100.0%	$6,609,558	100.0%

The following shows the composition of our investment portfolio by industry as of March 31, 2016 and June 30, 2015:

	March 31, 2016				June 30, 2015
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$67,834	1.1%	$66,352	1.1%	$70,860	1.1%	$78,675	1.2%
Business Services	524,512	8.4%	553,170	9.2%	646,021	9.8%	711,541	10.8%
Chemicals	4,966	0.1%	4,707	0.1%	4,963	0.1%	5,000	0.1%
Commercial Services	245,262	4.1%	232,621	3.9%	245,913	3.8%	241,620	3.6%
Construction & Engineering	60,235	1.0%	31,359	0.5%	58,837	0.9%	30,497	0.4%
Consumer Finance	437,565	7.0%	471,083	7.8%	426,697	6.5%	486,977	7.4%
Consumer Services	190,022	3.1%	193,288	3.2%	190,037	2.9%	190,216	2.9%
Diversified Financial Services	117,174	2.0%	117,134	2.0%	120,327	1.8%	119,919	1.8%
Durable Consumer Products	405,705	6.5%	406,088	6.8%	439,172	6.7%	422,033	6.4%
Food Products	262,676	4.2%	257,691	4.3%	282,185	4.3%	281,365	4.3%
Healthcare	290,411	4.7%	291,987	4.9%	435,893	6.6%	434,446	6.6%
Hotels, Restaurants & Leisure	139,957	2.3%	139,737	2.3%	177,748	2.7%	177,926	2.7%
Machinery	349	0.0%	482	0.0%	376	0.0%	563	0.0%
Manufacturing	219,538	3.5%	178,474	3.0%	163,380	2.5%	126,921	1.9%
Media	330,930	5.3%	320,589	5.3%	361,825	5.5%	350,365	5.3%
Metal Services & Minerals	9,929	0.2%	8,204	0.1%	25,670	0.4%	23,745	0.4%
Oil and Gas Production	5,460	0.1%	6,153	0.1%	3,000	0.0%	22	0.0%
Oil and Gas Services	285,971	4.5%	164,696	2.7%	289,803	4.4%	246,817	3.7%
Online Lending	362,061	5.5%	343,576	5.7%	263,958	4.0%	260,526	3.9%
Personal & Nondurable Consumer Products	214,078	3.4%	180,575	3.0%	213,796	3.4%	193,046	2.8%
Pharmaceuticals	72,889	1.2%	72,822	1.2%	74,951	1.1%	74,588	1.1%
Property Management	4,160	0.1%	3,061	0.1%	5,880	0.1%	3,814	0.1%
Real Estate	344,184	5.5%	468,866	7.8%	412,080	6.3%	465,196	7.0%
Retail	—	—%	—	—%	63	0.0%	260	0.0%
Software & Computer Services	155,144	2.5%	153,107	2.5%	217,429	3.3%	217,472	3.3%
Telecommunication Services	4,391	0.1%	4,296	0.1%	4,573	0.1%	4,595	0.1%
Textiles, Apparel & Luxury Goods	279,755	4.5%	279,755	4.7%	252,200	3.8%	252,200	3.8%
Transportation	67,620	1.1%	59,303	1.0%	70,392	1.1%	63,792	1.0%
Subtotal	$5,102,778	82.0%	$5,009,176	83.4%	$5,458,029	83.2%	$5,464,137	82.6%
Structured Finance(1)	1,105,379	17.8%	995,929	16.6%	1,101,347	16.8%	1,145,421	17.3%
Total Investments	$6,208,157	99.8%	$6,005,105	100.0%	$6,559,376	100.0%	$6,609,558	99.9%

(1)	Our CLO investments do not have industry concentrations and as such have been separated in the table above.

Portfolio Investment Activity
During the nine months ended March 31, 2016, we acquired $312,479 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $358,968, funded $6,142 of revolver advances, and recorded PIK interest of $7,475, resulting in gross investment originations of $685,064. The more significant of these transactions are briefly described below.
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
On August 6, 2015, we provided $92,500 of first lien senior secured debt to support the refinancing of Crosman Corporation (“Crosman”). Concurrent with the refinancing, we received repayment of the $40,000 second lien term loan previously outstanding. The $52,500 Term Loan A note bears interest at the greater of 9.0% or Libor plus 8.7% and interest payment in kind of 4.0%, and has a final maturity of August 5, 2020. The $40,000 Term Loan B note bears interest at the greater of 16.0% or Libor plus 15.7% and interest payment in kind of 4.0%, and has a final maturity of August 5, 2020.
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
On October 2, 2015, we provided $17,500 of first lien senior secured debt to Easy Gardener Products, Inc., a designer, marketer, and manufacturer of branded lawn and garden products. The first lien term loan bears interest at the greater of 10.25% or Libor plus 10.0% and has a final maturity of September 30, 2020.
On October 16, 2015, we made a $37,000 second lien secured debt investment in Universal Fiber Systems, LLC, a manufacturer of custom and specialty fiber products used in high performance applications. The second lien term loan bears interest at the greater of 10.5% or Libor plus 9.5% and has a final maturity of October 2, 2022.
On November 2, 2015, we provided $50,000 of first lien senior secured debt to Coverall North America, Inc. (“Coverall”), a leading franchiser of commercial cleaning businesses. We invested $25,000 in Term Loan A and $25,000 in Term Loan B Notes. Term Loan A bears interest at the greater of 7.0% or Libor plus 6.0% and has a final maturity of November 2, 2020. Term Loan B bears interest at the greater of 12.0% or Libor plus 11.0% and has a final maturity of November 2, 2020. As part of the recapitalization, we received repayment of the $49,600 loan outstanding.
On November 6, 2015, we made a $20,000 second lien secured debt investment in SCS Merger Sub, Inc., a value-added reseller of data center-focused hardware, software and related services. The second lien term loan bears interest at the greater of 10.5% or Libor plus 9.5% and has a final maturity of October 30, 2023.
On November 9, 2015 and December 28, 2015, we made a combined $30,100 million follow-on first lien senior secured debt investment in System One Holdings, LLC (“System One”), to support an acquisition. The first lien term loan bears interest at the greater of 11.25% or Libor plus 10.5% and has a final maturity of November 17, 2020.

On December 3, 2015, we provided $245,900 of first lien senior secured debt to Broder Bros., Co (“Broder”)., a leading distributor of imprintable sportswear and accessories in the United States. We invested $122,950 in Term Loan A and $122,950 in Term Loan B Notes. Term Loan A bears interest at the greater of 7.0% or Libor plus 5.75% and has a final maturity of June 3, 2021. Term Loan B bears interest at the greater of 13.50% or Libor plus 12.25% and has a final maturity of June 3, 2021. As part of the recapitalization, we sold $5,000 and received a repayment of $245,900 of the previous loan outstanding. We realized no gain or loss on the sale.
On February 3, 2016, lenders foreclosed on Targus Group International, Inc., and our $21,613 first lien term loan was extinguished and exchanged for 1,262,737 common units representing 12.63% equity ownership in Targus Cayman HoldCo Limited, the parent company of Targus. On February 17, 2016, we provided additional debt financing to support the recapitalization of Targus. As part of the recapitalization, we invested an additional $1,263 in a new senior secured Term Loan A notes and were allocated $3,788 in new senior secured Term Loan B notes. Term Loan A and Term Loan B bear interest payment in kind of 15.0%, and have a final maturity date of December 31, 2019. During the same period, Targus was written-down for tax purposes and a loss of $14,194 was therefore realized for the amount that the amortized cost exceeded the fair value, reducing the amortized cost to $3,479.
During the nine months ended March 31, 2016, we made 23 follow-on investments in NPRC totaling $180,783 to support the online consumer lending initiative. We invested $31,697 of equity through NPH and $149,086 of debt directly to NPRC and its wholly-owned subsidiaries. We also provided $11,047 of equity financing to NPRC, $9,017 of which was for the acquisition of Orchard Village Apartments, a multi-family property located in Aurora, Illinois, and $2,030 to fund capital expenditures for existing properties.
During the nine months ended March 31, 2016, we provided $2,268 of equity financing to APRC, and $4,484 debt and and $3,047 of equity financing to UPRC to fund capital expenditures for existing properties.
During the nine months ended March 31, 2016, our wholly-owned subsidiary PSBL purchased $59,021 of small business whole loans from OnDeck.
During the nine months ended March 31, 2016, we received full repayments on eleven investments, sold four investments, and received several partial prepayments and amortization payments totaling $955,415, net of realized losses totaling $18,237. The more significant of these transactions are briefly described below.
On July 8, 2015, we sold 27.45% of the outstanding principal balance of the senior secured Term Loan A investment in InterDent, Inc. (“Interdent”) for $34,415. We realized no gain or loss on the sale.
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

On October 30, 2015, we restructured our investment in Freedom Marine. Concurrent with the restructuring, we exchanged our $32,500 senior secured loans for additional membership interest in Freedom Marine.
On November 16, 2015 and November 25, 2015, we sold our $14,755 debt investment in American Gilsonite Company (“American Gilsonite”). We realized a loss of $4,127 on the sale.
On November 30, 2015, Tolt Solutions, Inc. repaid the $96,382 loan receivable to us.
On December 23, 2015, Stauber Performance Ingredients, Inc. repaid the $16,811 loan receivable to us.
On January 21, 2016, we sold 100% of our CIFC Funding 2011-I, Ltd. Class E and Class D notes (collectively “CIFC”) with a cost basis of $29,004. We realized a gain of $3,911 on the sale.
On March 22, 2016 and March 24, 2016, United Sporting Company, Inc. partially repaid the $17,391 loan receivable to us.
During the three months ended March 31, 2016, we sold our $10,100 debt investment in ICON Health and Fitness, Inc (“ICON”). We realized a loss of $1,053 on the sale.
During the three months ended March 31, 2016, our remaining investment in New Century Transportation, Inc. (“NCT”) was written-off for tax purposes and a loss of $187 was therefore realized.
During the three months ended March 31, 2016, our remaining investment in Wind River Resources Corporation (“Wind River”) was written-off for tax purposes and a loss of $3,000 was therefore realized.
During the nine months ended March 31, 2016, we received partial repayments of $103,732 of our loans previously outstanding and $12,396 as a return of capital on our equity investment in NPRC.
During the nine months ended March 31, 2016, we received a partial repayment of $26,730 of our loan previously outstanding with APRC and recorded $11,016 of dividend income from APRC in connection with the sale of its Vista Palma Sola (“Vista”) property.
The following table provides a summary of our investment activity for each quarter within the two years ending June 30, 2016:

Quarter Ended	Acquisitions(1)	Dispositions(2)
September 30, 2014	714,255	690,194
December 31, 2014	522,705	224,076
March 31, 2015	219,111	108,124
June 30, 2015	411,406	389,168

September 30, 2015	345,743	436,919
December 31, 2015	316,145	354,855
March 31, 2016	23,176	163,641

(1)	Includes investments in new portfolio companies, follow-on investments in existing portfolio companies, refinancings and PIK interest.

(2)	Includes sales, scheduled principal payments, prepayments and refinancings.

Investment Valuation
In determining the range of values for debt instruments, except CLOs and debt investments in controlling portfolio companies, management and the independent valuation firm estimated corporate and security credit ratings and identified corresponding yields to maturity for each loan from relevant market data. A discounted cash flow analysis was then prepared using the appropriate yield to maturity as the discount rate, to determine a range of values. In determining the range of values for debt investments of controlled companies and equity investments, the enterprise value was determined by applying earnings before income tax, depreciation and amortization (“EBITDA”) multiples, the discounted cash flow technique, net income and/or book value multiples for similar guideline public companies and/or similar recent investment transactions. For stressed equity investments, a liquidation analysis was prepared. For the private REIT investments, enterprise values were determined based on an average of results from a net asset value analysis of the underlying property investments and a discounted cash flow method utilizing capitalization rates for similar guideline companies and/or similar recent investment transactions.
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these analyses, applied to each investment, was a total valuation of $6,005,105.
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
American Property REIT Corp.
APRC is a Maryland corporation and a qualified REIT for federal income tax purposes. APRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. APRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. APRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. As of March 31, 2016, we own 100% of the fully-diluted common equity of APRC.
During the nine months ended March 31, 2016, we provided $2,268 of equity financing to APRC to fund capital expenditures for existing properties.
As of March 31, 2016, APRC’s real estate portfolio was comprised of eleven multi-family properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by APRC as of March 31, 2016. In addition, during the nine months ended March 31, 2016, we received a partial repayment of $26,730 of our loan previously outstanding and recorded $11,016 of dividend income in connection with the sale of Vista Palma Sola property.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	1557 Terrell Mill Road, LLC	Marietta, GA	12/28/2012	$23,500	$14,964
2	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	20,410
3	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
4	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,375
5	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,845
6	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,700
7	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,550
8	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	14,092
9	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
10	Plantations at Hillcrest, LLC	Mobile, AL	1/17/2014	6,930	4,904
11	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	8,160
12	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
				$196,699	$149,855
Due to improved operating performance at the property level, the Board of Directors increased the fair value of our investment in APRC to $107,493 as of March 31, 2016, a premium of $31,206 from its amortized cost, compared to the $18,064 unrealized appreciation recorded at June 30, 2015.
First Tower Finance Company LLC
We own 80.1% of First Tower Finance, which owns 100% of First Tower, LLC (“First Tower”), the operating company. First Tower is a multiline specialty finance company based in Flowood, Mississippi with over 170 branch offices.
On June 15, 2012, we acquired 80.1% of First Tower businesses for $110,200 in cash and 14,518,207 unregistered shares of our common stock. Based on our share price of $11.06 at the time of issuance, we acquired our 80.1% interest in First Tower for approximately $270,771. The assets of First Tower acquired include, among other things, the subsidiaries owned by First Tower, which hold finance receivables, leaseholds, and tangible property associated with First Tower’s businesses. As part of the transaction, we received $4,038 in structuring fee income from First Tower. On October 18, 2012, we funded an additional $20,000 of senior secured debt to support seasonally high demand during the holiday season. On December 30, 2013, we funded an additional $10,000 to again support seasonal demand and received $8,000 of structuring fees related to the renegotiation and expansion of First Tower’s revolver with a third party which was recognized as other income. As of March 31, 2016, First Tower had $428,756 of finance receivables net of unearned charges. As of March 31, 2016, First Tower’s total debt outstanding to parties senior to us was $49,906.
The Board of Directors slightly decreased the fair value of our investment in First Tower Finance to $358,130 as of March 31, 2016, a premium of $32,405 to its amortized cost, compared to the $47,899 unrealized appreciation recorded at June 30, 2015.
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
On March 31, 2014, we acquired a controlling interest in Harbortouch for $147,898 in cash and 2,306,294 unregistered shares of our common stock. We recorded $130,796 of senior secured term debt, $123,000 of subordinated term debt and $24,898 of equity at closing. As part of the transaction, we received $7,536 of structuring fee income from Harbortouch. On April 1, 2014, we restructured our investment in Harbortouch and $14,226 of equity was converted into additional debt investment. On September 30, 2014, we made a $26,431 follow-on investment in Harbortouch to support an acquisition. As part of the transaction, we received $529 of structuring fee income and $50 of amendment fee income from Harbortouch which was recorded as other income. On December 19, 2014, we made an additional $1,292 equity investment in Harbortouch Class C voting units. As of March 31, 2016, we own 100% of the Class C voting units of Harbortouch, which provide for a 53.5% residual profits allocation.

Due to market developments, the Board of Directors decreased the fair value of our investment in Harbortouch to $335,680 as of March 31, 2016, a premium of $34,249 to its amortized cost, compared to the $71,477 unrealized appreciation recorded at June 30, 2015.
National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly-owned subsidiaries, NPRC invests in online consumer loans. As of March 31, 2016, we own 100% of the fully-diluted common equity of NPRC.
During the nine months ended March 31, 2016 we made 23 follow-on investments in NPRC totaling $180,783 to support the online consumer lending initiative. We invested $31,697 of equity through NPH and $134,449 of debt to ACL Loan Holdings, Inc. (“ACL”), a wholly-owned subsidiary of NPRC, with the remaining $14,637 of debt directly to NPRC and its wholly-owned subsidiaries. In addition, during the nine months ended March 31, 2016, we received partial repayments of $40,460 of our loans previously outstanding and $12,396 as a return of capital on our equity investment in NPRC.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 18 to 85 months. As of March 31, 2016, the investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 80,941 individual loans and had an aggregate fair value of $642,450. The average outstanding individual loan balance is approximately $8 and the loans mature on dates ranging from October 31, 2016 to April 2, 2023 with an average outstanding term of 35 months as of March 31, 2016. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 21.0%.
During the nine months ended March 31, 2016, we provided $11,046 of equity financing to NPRC to fund capital expenditures for existing properties, and received partial repayments of $63,271 of our loans previously outstanding.
As of March 31, 2016, NPRC’s real estate portfolio was comprised of twelve multi-family properties, twelve self-storage properties, and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of March 31, 2016.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	146 Forest Parkway, LLC	Forest Park, GA	10/24/2012	$7,400	$—
2	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	46,700
3	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	181,793
4	APH Carroll 41, LLC	Marietta, GA	11/1/2013	30,600	32,831
5	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	19,971
6	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	23,368
7	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	33,045
8	Uptown Park Apartments II, LLC	Altamonte Springs, FL	11/19/2013	36,590	29,846
9	Mission Gate II, LLC	Plano, TX	11/19/2013	47,621	41,728
10	St. Marin Apartments II, LLC	Coppell, TX	11/19/2013	73,078	62,578
11	APH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	28,210
12	APH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,803
13	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
14	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
15	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
16	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
17	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
18	Ann Arbor Kalamazoo Self Storage, LLC	Scio, MI	8/29/2014	8,927	6,695
19	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
20	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
21	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
22	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
23	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
24	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
25	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
				$715,210	$583,833
Due to improved operating performance at the property level, the Board of Directors increased the fair value of our investment in NPRC to $578,543 as of March 31, 2016, a premium of $52,478 from its amortized cost, compared to the $22,229 unrealized appreciation recorded at June 30, 2015.
United Property REIT Corp.
UPRC is a Delaware limited liability company and a qualified REIT for federal income tax purposes. UPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. UPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. UPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. As of March 31, 2016, we own 100% of the fully-diluted common equity of UPRC.
During the nine months ended March 31, 2016, we provided $4,484 and $3,047 of debt and equity financing, respectively, to UPRC to fund capital expenditures for existing properties.
As of March 31, 2016, UPRC’s real estate portfolio was comprised of fifteen multi-families properties and one commercial property. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by UPRC as of March 31, 2016.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Atlanta Eastwood Village LLC	Stockbridge, GA	12/12/2013	$25,957	$19,785
2	Atlanta Monterey Village LLC	Jonesboro, GA	12/12/2013	11,501	9,193
3	Atlanta Hidden Creek LLC	Morrow, GA	12/12/2013	5,098	3,619
4	Atlanta Meadow Springs LLC	College Park, GA	12/12/2013	13,116	10,180
5	Atlanta Meadow View LLC	College Park, GA	12/12/2013	14,354	11,141
6	Atlanta Peachtree Landing LLC	Fairburn, GA	12/12/2013	17,224	13,575
7	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
8	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	74,305
9	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	10,440
10	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	11,000
11	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	20,142
12	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	10,080
13	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	10,480
14	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	15,480
15	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	12,240
16	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	8,040
				$288,532	$239,700
Due to improved operating performance at the property level, the Board of Directors increased the fair value of our investment in UPRC to $105,632 as of March 31, 2016, a premium of $22,473 from its amortized cost, compared to the $9,057 unrealized appreciation recorded at June 30, 2015.
Valley Electric Company, Inc.
We own 94.99% of Valley Electric as of March 31, 2016. Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc. (“Valley”). Valley is a leading provider of specialty electrical services in the state of Washington and is among the top 50 electrical contractors in the U.S. The company, with its headquarters in Everett, Washington, offers a comprehensive array of contracting services, primarily for commercial, industrial, and transportation infrastructure applications, including new installation, engineering and design, design-build, traffic lighting and signalization, low to medium voltage power distribution, construction management, energy management and control systems, 24-hour electrical maintenance and testing, as well as special projects and tenant improvement services. Valley was founded in 1982 by the Ward family, who held the company until the end of 2012.
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
Due to a decrease in operational performance, the Board of Directors slightly decreased the fair value of our investment in Valley Electric to $31,359 as of March 31, 2016, a discount of $28,876 from its amortized cost, compared to the $28,340 unrealized depreciation recorded at June 30, 2015.
Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Several of our controlled companies experienced such volatility and we recorded corresponding fluctuations in valuations during the nine months ended March 31, 2016. See above for discussions regarding the fluctuations in APRC, First Tower Finance, Harbortouch, NPRC, UPRC and Valley Electric. During the nine months ended March 31, 2016, the value of our investment in Arctic Energy decreased by $22,747 as a result of declining operations. During the nine months ended March 31, 2016, the value of our investment in CP Energy decreased by $12,766 as a result of depressed earnings resulting from softness of the energy markets; Echelon decreased by $9,023 due to aircraft sale proceeds and resulting dividend distribution; and R-V decreased by $4,587 due to lower sales profitability. In total, eleven of the controlled investments are valued at the original investment amounts or higher, and eight of the controlled investments have been valued at discounts to the original investment. Overall, at March 31, 2016, control investments are valued at $38,780 above their amortized cost.

We hold two affiliate investment at March 31, 2016. Our affiliate portfolio companies did not experience a significant change in valuation during the nine months ended March 31, 2016.
With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. Non-control/non-affiliate investments did not experience significant changes and are generally performing as expected or better. During the nine months ended March 31, 2016, the value of our CLO residual interest investments decreased by $149,739 primarily due to non-credit related changes in the capital markets impacting the underlying collateral and increasing our discount rate by 305 bps. Overall, at March 31, 2016, non-control/non-affiliate investments are valued $243,162 below their amortized cost.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of March 31, 2016 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in February 2011, April 2012, August 2012, December 2012 and April 2014; Public Notes which we issued in March 2013, April 2014 and December 2015; and Prospect Capital InterNotes® which we issue from time to time. Our equity capital is comprised entirely of common equity.
The following table shows the maximum draw amounts and outstanding borrowings of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of March 31, 2016 and June 30, 2015.

	March 31, 2016		June 30, 2015
	Maximum Draw Amount	Amount Outstanding	Maximum Draw Amount	Amount Outstanding
Revolving Credit Facility	$885,000	$—	$885,000	$368,700
Convertible Notes	1,089,000	1,089,000	1,239,500	1,239,500
Public Notes	708,242	708,242	548,094	548,094
Prospect Capital InterNotes®	898,535	898,535	827,442	827,442
Total	$3,580,777	$2,695,777	$3,500,036	$2,983,736
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of March 31, 2016.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$—	$—	$—	$—	$—
Convertible Notes	1,089,000	167,500	529,500	392,000	—
Public Notes	708,242	—	—	300,000	408,242
Prospect Capital InterNotes®	898,535	5,710	238,357	352,128	302,340
Total Contractual Obligations	$2,695,777	$173,210	$767,857	$1,044,128	$710,582
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

Historically, we have funded a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock, subscription rights, and warrants and units to purchase such securities in an amount up to $5,000,000 less issuances to date. As of March 31, 2016, we can issue up to $4,822,456 of additional debt and equity securities in the public market under this shelf registration. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.
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
On August 29, 2014, we renegotiated the 2012 Facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility” and collectively with the 2012 Facility, the “Revolving Credit Facility”). The lenders have extended commitments of $885,000 under the 2014 Facility as of March 31, 2016. The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.
The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of March 31, 2016, we were in compliance with the applicable covenants.
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
As of March 31, 2016 and June 30, 2015, we had $645,696 and $721,800, respectively, available to us for borrowing under the Revolving Credit Facility, of which the amount outstanding was $0 and $368,700, respectively. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $885,000. As of March 31, 2016, the investments, including cash and money market funds, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,470,217, which represents 23.8% of our total investments, including cash and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $12,405 of new fees and $3,539 of fees carried over for continuing participants from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, of which $8,210 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of March 31, 2016. During the six months ended December 31, 2014, in accordance with ASC 470-50, we expensed $332 of fees relating to credit providers in the 2012 Facility who did not commit to the 2014 Facility.

During the three months ended March 31, 2016 and March 31, 2015, we recorded $3,046 and $3,545, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the nine months ended March 31, 2016 and March 31, 2015, we recorded $10,291 and $10,803, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On April 16, 2012, we issued $130,000 aggregate principal amount of convertible notes that mature on October 15, 2017 (the “2017 Notes”), unless previously converted or repurchased in accordance with their terms. The 2017 Notes bear interest at a rate of 5.375% per year, payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2012. Total proceeds from the issuance of the 2017 Notes, net of underwriting discounts and offering costs, were $126,035. On March 28, 2016, we repurchased $500 aggregate principal amount of the 2017 Notes at a price of 98.25, including commissions. The transaction resulted in our recognizing a $9 gain for the period ended March 31, 2016.
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

	2016 Notes	2017 Notes	2018 Notes	2019 Notes	2020 Notes
Initial conversion rate(1)	78.3699	85.8442	82.3451	79.7766	80.6647
Initial conversion price	$12.76	$11.65	$12.14	$12.54	$12.40
Conversion rate at March 31, 2016(1)(2)	80.2196	87.7516	84.1497	79.8360	80.6670
Conversion price at March 31, 2016(2)(3)	$12.47	$11.40	$11.88	$12.53	$12.40
Last conversion price calculation date	2/18/2016	4/16/2015	8/14/2015	12/21/2015	4/11/2015
Dividend threshold amount (per share)(4)	$0.101150	$0.101500	$0.101600	$0.110025	$0.110525

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at March 31, 2016 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

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
In connection with the issuance of the Convertible Notes, we incurred $34,629 of fees which are being amortized over the terms of the notes, of which $16,137 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of March 31, 2016. This amount included a $4 write-off of deferred financing costs associated with the repurchase of the 2017 Notes.
During the three months ended March 31, 2016 and March 31, 2015, we recorded $16,038 and $18,572, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the nine months ended March 31, 2016 and March 31, 2015, we recorded $52,957 and $55,776, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
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

On March 15, 2013, we issued $250,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “2023 Notes”). The 2023 Notes bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2013. Total proceeds from the issuance of the 2023 Notes, net of underwriting discounts and offering costs, were $245,966.

On April 7, 2014, we issued $300,000 aggregate principal amount of unsecured notes that mature on July 15, 2019 (the “5.00% 2019 Notes”). Included in the issuance is $45,000 of Prospect Capital InterNotes® that were exchanged for the 5.00% 2019 Notes. The 5.00% 2019 Notes bear interest at a rate of 5.00% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2014. Total proceeds from the issuance of the 5.00% 2019 Notes, net of underwriting discounts and offering costs, were $295,998.
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
In connection with the issuance of the 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes, we incurred $13,156 of fees which are being amortized over the term of the notes, of which $10,708 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of March 31, 2016.
During the three months ended March 31, 2016 and March 31, 2015, we recorded $10,352 and $9,493, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the nine months ended March 31, 2016 and March 31, 2015, we recorded $26,513 and $28,440, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the three months ended March 31, 2016, we issued $5,573 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $5,503. These notes were issued with stated interest rates ranging from 5.375% to 5.50% with a weighted average interest rate of 5.41%. These notes mature between January 15, 2021 and March 15, 2021.

During the nine months ended March 31, 2016, we issued $74,862 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $73,738. These notes were issued with stated interest rates ranging from 4.625% to 6.00% with a weighted average interest rate of 5.10%. These notes mature between July 15, 2020 and December 15, 2025.

The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2016.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$37,930	4.625%–5.500%	4.93%	July 15, 2020 – March 15, 2021
6.5	35,155	5.10%–5.25%	5.25%	January 15, 2022 – May 15, 2022
7	990	5.625%–5.75%	5.65%	November 15, 2022 – December 15, 2022
10	787	5.875%–6.00%	5.89%	November 15, 2025 – December 15, 2025
	$74,862

During the nine months ended March 31, 2015, we issued $74,967 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $73,730. These notes were issued with a stated interest rates ranging from 4.25% to 4.75% with a weighted average interest rate of 4.58%. These notes mature between May 15, 2020 and September 15, 2020. All notes issued during the nine months ended March 31, 2015 mature 5.5 years from the original date of issuance.

During the three months ended March 31, 2016, we repaid $1,163 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended March 31, 2016 was $28.
The following table summarizes the Prospect Capital InterNotes® outstanding as of March 31, 2016.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,109	4.00%	4.00%	April 15, 2017
4	45,690	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	245,618	4.25%–5.500%	4.92%	July 15, 2018 – March 15, 2021
5.2	4,440	4.625%	4.625%	August 15, 2020 – September 15, 2020
5.3	2,686	4.625%	4.625%	September 15, 2020
5.4	5,000	4.75%	4.75%	August 15, 2019
5.5	109,981	4.25%–5.00%	4.65%	February 15, 2019 – November 15, 2020
6	2,197	3.375%	3.375%	April 15, 2021 – May 15, 2021
6.5	40,867	5.10%–5.50%	5.24%	February 15, 2020 – May 15, 2022
7	192,389	4.00%–6.55%	5.13%	June 15, 2019 – December 15, 2022
7.5	1,996	5.75%	5.75%	February 15, 2021
10	37,558	3.622%–7.00%	6.12%	March 15, 2022 – December 15, 2025
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,325	5.00%–6.00%	5.14%	May 15, 2028 – November 15, 2028
18	22,453	4.125%–6.25%	5.53%	December 15, 2030 – August 15, 2031
20	4,490	5.63%–6.00%	5.89%	November 15, 2032 – October 15, 2033
25	35,488	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	118,560	5.50%–6.75%	6.23%	November 15, 2042 – October 15, 2043
	$898,535
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
	$827,442
In connection with the issuance of Prospect Capital InterNotes®, we incurred $21,730 of fees which are being amortized over the term of the notes, of which $15,882 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of March 31, 2016.
During the three months ended March 31, 2016 and March 31, 2015, we recorded $12,283 and $10,603, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the nine months ended March 31, 2016 and March 31, 2015, we recorded $36,120 and $32,352, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Net Asset Value
During the nine months ended March 31, 2016, our net asset value decreased by $280,633, or $0.70 per share, resulting from a $271,470, or $0.76 per weighted average share, decrease in net realized and unrealized gains and losses on investments (see “Results of Operations” for further discussion). This decrease in our net asset value was partially offset by net investment income of $279,761, or $0.79 per weighted average share and a $0.02 per share increase attributable to share repurchases, earned in excess of dividends to shareholders of $266,920 or $0.75 per share.

During the nine months ended March 31, 2016, we repurchased 4,708,750 shares of our common stock pursuant to our Repurchase Program for $34,140, or approximately $7.25 weighted average price per share at approximately a 30% discount to net asset value as of June 30, 2015. Our NAV per share was increased by approximately $0.02 for the nine months ended March 31, 2016 as a result of the share repurchases. During the nine months ended March 31, 2016, we issued 1,731,768 shares of our common stock in connection with the dividend reinvestment plan. The following table shows the calculation of net asset value per share as of March 31, 2016 and June 30, 2015.

	March 31, 2016	June 30, 2015
Net assets	$3,422,416	$3,703,049
Shares of common stock issued and outstanding	356,113,777	359,090,759
Net asset value per share	$9.61	$10.31
Results of Operations
Net change in net assets resulting from operations for the three months ended March 31, 2016 and March 31, 2015 was $75,508 and $81,492. During the three months ended March 31, 2016 the $5,984 decrease is primarily due to a $7,024 increase in net realized and unrealized losses on investments when comparing results for the quarters ended March 31, 2016 and March 31, 2015. This $7,024 increase is comprised of net realized and unrealized losses of $26,202 and $2,290 on our CLO residual interests and equity investments, respectively, and net realized and unrealized gains of $21,468 on our debt investments. This increase in net realized and unrealized losses are primarily due to non-credit related macro changes in the capital markets impacting our valuations in late calendar year 2015. (See Investment Income, Net Realized Losses, and Net Change in Unrealized Appreciation (Depreciation) sections below for further discussion.)
Net change in net assets resulting from operations for the nine months ended March 31, 2016 and March 31, 2015 was $8,205 and $251,570. During the nine months ended March 31, 2016, the $243,365 decrease is primarily due to a $251,025 increase in net realized and unrealized losses on investments, partially offset by net investment income, when comparing results for the nine months ended March 31, 2016 and March 31, 2015. This $251,025 increase is primarily comprised of net realized and unrealized losses of $126,772 and $137,514 on our CLO residual interests and equity investments, respectively, and net realized and unrealized gains of $13,261 on our debt investments. This increase in net realized and unrealized losses is primarily due to non-credit related macro changes in the capital markets impacting our valuations in late calendar year 2015. (See Investment Income, Net Realized Losses, and Net Change in Unrealized Appreciation (Depreciation) sections below for further discussion.)
While we seek to maximize gains and minimize losses, our investments in portfolio companies can expose our capital to risks greater than those we may anticipate. These companies typically do not issue securities rated investment grade, and have limited resources, limited operating history, and concentrated product lines or customers. These are generally private companies with limited operating information available and are likely to depend on a small core of management talents. Changes in any of these factors can have a significant impact on the value of the portfolio company.

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
Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $189,493 and $191,350 for the three months ended March 31, 2016 and March 31, 2015, respectively. Investment income was $598,935 and $592,254 for the nine months ended March 31, 2016 and March 31, 2015, respectively. The $6,681 increase is primarily the result of a $19,455 increase in dividend income primarily from our investments in APRC and Echelon. This increase was partially offset by a $11,625 decrease in other income primarily from a reduction in structuring fees due to lower levels of originations.

The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Interest income	$178,992	$184,993	$556,798	$557,947
Dividend income	8,301	1,371	25,062	5,607
Other income	2,200	4,986	17,075	28,700
Total investment income	$189,493	$191,350	$598,935	$592,254

Average debt principal of performing investments	$5,913,900	$6,248,211	$6,122,039	$6,161,906
Weighted average interest rate earned on performing debt and equity investments	12.11%	11.84%	11.95%	11.90%

Average interest income producing assets decreased from $6,248,211 for the three months ended March 31, 2015 to $5,913,900 for the three months ended March 31, 2016. The average interest earned on interest bearing performing assets increased from 11.84% for the three months ended March 31, 2015 to 12.11% for the three months ended March 31, 2016. The increase in returns is primarily due to an increase in interest income from our CLO investments. Average interest income producing assets increased from $6,161,906 for the nine months ended March 31, 2015 to $6,122,039 for the nine months ended March 31, 2016. The average interest earned on interest bearing performing assets increased from 11.90% for the nine months ended March 31, 2015 to 11.95% for the nine months ended March 31, 2016. The increase in returns is primarily due to an increase in interest income from our CLO investments.
Investment income is also generated from dividends and other income which is less predictable than interest income. Dividend income increased from $1,371 for the three months ended March 31, 2015 to $8,301 for the three months ended March 31, 2016. The increase in dividend income is primarily attributable to a $7,250 dividend received from our investment in Echelon. No such dividends were received from Echelon during the three months ended March 31, 2015. We received dividends of $961 and $1,139 related to our investment in Nationwide during the three months ended March 31, 2016 and March 31, 2105, respectively. We also received dividends of $75 related to our investment in R-V for both the three months ended March 31, 2016 and March 31, 2015.
Dividend income increased from $5,607 for the nine months ended March 31, 2015 to $25,062 for the nine months ended March 31, 2016. The $19,455 increase in dividend income is primarily attributable to a $11,016 dividend received from our investment in APRC and $7,250 dividend received from our investment in Echelon. No such dividends were received from either APRC or Echelon during the nine months ended March 31, 2015. Additionally,we received dividends of $3,195, $2,649 and $710 related to our investments in CCPI, Nationwide and MITY, respectively, during the nine months ended March 31, 2016. No such dividends were received from CCPI or MITY during the nine months ended March 31, 2015. The increase in dividend income was partially offset by dividends of $2,444 and $1,929 received from our investments in Nationwide and First Tower, respectively, during the nine months ended March 31, 2015. No such dividends were received from First Tower during the nine months ended March 31, 2016
Other income has come primarily from structuring fees, royalty interests, and settlement of net profits interests. Income from other sources decreased from $4,986 for the three months ended March 31, 2015 to $2,200 for the three months ended March 31, 2016. The decrease is primarily due to a $3,167 decrease in structuring fees, which are generated from originations and will fluctuate as levels and types of loan originations fluctuate. In November 2014, we elected to suspend our equity raising activities, which has since reduced our origination activity. Total originations decreased from $219,111 in the three months ended March 31, 2015 to $23,176 in the three months ended March 31, 2016. As a result, structuring fees fell from $3,367 in the three months ended March 31, 2015 to $182 in the three months ended March 31, 2016. The structuring fees recognized during the three months ended March 31, 2015 resulted from follow-on investments in existing portfolio companies, primarily from our investments in NPRC, Atlantis Health Care Group (Puerto Rico), Inc., and USG Intermediate, LLC.
Income from other sources decreased from $28,700 for the nine months ended March 31, 2015 to $17,075 for the nine months ended March 31, 2016. The decrease is primarily due to a $14,021 decrease in structuring fees, which are generated from originations and will fluctuate as levels of originations and types of originations fluctuate. In November 2014, we elected to suspend our equity raising activities, which has since reduced our origination activity. Total originations decreased from $1,456,071 in the nine months ended March 31, 2015 to $685,064 in the nine months ended March 31, 2016. As a result, structuring fees fell from $24,162 in the nine months ended March 31, 2015 to $10,623 in the nine months ended March 31, 2016. Included within the $24,162 of structuring fees recognized during the nine months ended March 31, 2015 is a $3,000 fee from Airmall Inc. (“Airmall”) related to the sale of the operating company for which a fee was received in August 2014 and a $2,000 fee from Ajax Rolled Ring & Machine, LLC (“Ajax”) related to the sale of the operating company for which a fee was received in October 2014. The remaining $19,162 of structuring fees recognized during the nine months ended March 31, 2015 resulted from follow-on investments in existing portfolio companies and new originations, primarily from our investments in InterDent, Instant Web, LLC (“IWCO”), Pacific World Corporation, PrimeSport, Inc., Trinity Services Group, Inc., and UPRC, as discussed above. The structuring fees recognized during the nine months ended March 31, 2016 resulted from follow-on investments in existing portfolio companies, primarily from our investments in Crosman, Intelius, Broder, Coverall, NPRC and System One.

Operating Expenses
Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate the Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions. Operating expenses were $101,867 and $103,909 for the three months ended March 31, 2016 and March 31, 2015. Operating expenses were $319,174 and $319,025 for the nine months ended March 31, 2016 and March 31, 2015, respectively.
The net base management fee was $30,977 and $33,679 for the three months ended March 31, 2016 and March 31, 2015, respectively, holding constant at $0.09 per weighted average share. The total gross base management fee incurred to the favor of the Investment Adviser was $31,442 and $33,679 during the three months ended March 31, 2016 and March 31, 2015, respectively. The $2,237 decrease in total gross base management fee is directly related to a decrease in average total assets. The Investment Adviser has entered into a servicing agreement with certain institutions, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. During the three months ended March 31, 2016, we received payments of $465 from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement for the three months ended March 31, 2016. We were given a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser during the three months ended March 31, 2016 resulting in net total base management fees of $30,977. No such credits were received during the three months ended March 31, 2015.
The net base management fee was $95,712 and $100,878 for the nine months ended March 31, 2016 and March 31, 2015, respectively ($0.27 and $0.29 per weighted average share, respectively). The total gross base management fee incurred to the favor of the Investment Adviser was $97,109 and $100,878 during the nine months ended March 31, 2016 and March 31, 2015, respectively. The $3,769 decrease in total gross base management fee is directly related to a decrease in average total assets. The Investment Adviser has entered into a servicing agreement with certain institutions, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. During the nine months ended March 31, 2016, we received payments of $1,397 from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement for the nine months ended March 31, 2016. We were given a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser during the nine months ended March 31, 2016 resulting in net total base management fee of $95,712. No such credits were received during the nine months ended March 31, 2015.
For the three months ended March 31, 2016 and March 31, 2015, we incurred $21,906 and $21,860 of income incentive fees, respectively, holding constant at $0.06 per weighted average share. This slight increase was driven by a corresponding increase in pre-incentive fee net investment income from $109,301 for the three months ended March 31, 2015 to $109,532 for the three months ended March 31, 2016, primarily due to an increase in dividend income. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
For the nine months ended March 31, 2016 and March 31, 2015, we incurred $69,940 and $68,307 of income incentive fees, respectively ($0.20 and $0.19 per weighted average share, respectively). This increase was driven by a corresponding increase in pre-incentive fee net investment income from $341,536 for the nine months ended March 31, 2015 to $349,701 for the nine months ended March 31, 2016, primarily due to an increase in dividend income. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended March 31, 2016 and March 31, 2015, we incurred $41,719 and $42,213, respectively, of interest expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). During the nine months ended March 31, 2016 and March 31, 2015, we incurred $125,881 and $127,371, respectively, of expenses related to our Notes. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these periods.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Interest on borrowings	$36,268	$37,605	$110,515	$112,319
Amortization of deferred financing costs	3,240	2,913	10,156	9,601
Accretion of discount on Public Notes	50	47	148	164
Facility commitment fees	2,161	1,648	5,062	5,287
Total interest and credit facility expenses	$41,719	$42,213	$125,881	$127,371

Average principal debt outstanding	$2,725,717	$2,879,132	$2,842,070	$2,819,457
Weighted average stated interest rate on borrowings(1)	5.32%	5.22%	5.18%	5.31%
Weighted average interest rate on borrowings(2)	6.12%	5.86%	5.91%	6.02%
Revolving Credit Facility amount at beginning of period	$885,000	$810,000	$885,000	$857,500

(1)	Includes only the stated interest expense.

(2)	Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
Interest expense during the nine months ended March 31, 2016 and March 31, 2015 is relatively stable as a result of increased issuances through our InterNotes programs and increased utilization of our Revolving Credit Facility, offset by both Public and Convertible Note maturities. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 5.31% for the nine months ended March 31, 2015 to 5.18% for the nine months ended March 31, 2016. This decrease is primarily due to issuances of shorter term debt at lower rates.
The allocation of gross overhead expense from Prospect Administration was $5,698 and $6,021 for the three months ended March 31, 2016 and March 31, 2015, respectively. Prospect Administration received estimated payments of $2,762 and $3,037 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the three months ended March 31, 2016 and March 31, 2015, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration, resulting in net overhead expense of $2,936 and $2,984 during the three months ended March 31, 2016 and March 31, 2015, respectively. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. As our portfolio continues to grow, we expect Prospect Administration to continue to increase the size of its administrative and financial staff.

The allocation of gross overhead expense from Prospect Administration was $14,725 and $13,998 for the nine months ended March 31, 2016 and March 31, 2015, respectively. During the nine months ended March 31, 2016, we renegotiated the managerial assistance agreement with First Tower LLC and reversed $1,200 of previously accrued managerial assistance at First Tower Delaware as the fee was paid by First Tower LLC, which decreased our overhead allocation. We also incurred $379 of overhead expense related to our consolidated entity SB Forging. Prospect Administration received estimated payments of 5,611 and $5,584 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the nine months ended March 31, 2016 and March 31, 2015, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration, resulting in net overhead expense of $9,114 and $8,414 during the nine months ended March 31, 2016 and March 31, 2015, respectively. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. As our portfolio continues to grow, we expect Prospect Administration to continue to increase the size of its administrative and financial staff.

Total operating expenses, net of investment advisory fees, interest and credit facility expenses, allocation of overhead from Prospect Administration (“Other Operating Expenses”) were $4,329 and $3,173 for the three months ended March 31, 2016 and March 31, 2015, respectively. The increase of $1,156 during the three months ended March 31, 2016 is primarily due to an overall increase in audit, compliance and tax related fees due to the growing size and complexity of our business. Other Operating Expenses were $18,527 and $14,055 for the nine months ended March 31, 2016 and March 31, 2015, respectively. The increase of $4,472 during the nine months ended March 31, 2016 is primarily due to an increase in audit, compliance and tax related fees due to the growing size and complexity of our business.

Net Investment Income
Net investment income represents the difference between investment income and operating expenses. Net investment income was $87,626 and $87,441 for the three months ended March 31, 2016 and March 31, 2015, respectively. Net investment income remained constant as increases in dividends and CLO interest income was offset by a decrease in other income as a result of lower levels of originations and structuring fees.
Net investment income was $279,761 and $273,229 for the nine months ended March 31, 2016 and March 31, 2015, respectively. The $6,532 increase during the nine months ended March 31, 2016 is primarily the result of a $19,455 increase in dividend income related to APRC’s sale of the Vista property and a $3,533 decrease in advisory fees. These positive results were offset by a $1,149 decrease in interest income, primarily due to an increase in foregone interest on non-accrual loans, and a $11,625 decrease in other income, primarily due to a decrease in structuring fees from originations.
Net Realized Gains/Losses
During the three months ended March 31, 2016 we recognized net realized loss on investments of $10,784 and a net realized gain of $4,704 for the three months ended March 31, 2015. The net realized loss during the three months ended March 31, 2016 was primarily due to the $17,194 write-down of our investment in Targus and write-off of our remaining investment in Wind River. The net realized gain during the three months ended March 31, 2015 was primarily due to an escrow release related to our investment in NRG Manufacturing, Inc. for which we realized a gain $4,647. This gain was supplemented by other realized gains totaling $357, primarily from partial sales and the release of escrowed amounts due to us from other portfolio companies. These gains were partially offset by realized losses resulting from the write-downs of certain investments for which we recognized total realized losses of $300.
During the nine months ended March 31, 2016 and March 31, 2015, we recognized net realized losses on investments of $18,237 and $150,973, respectively. The net realized loss during the nine months ended March 31, 2016 was primarily due to the write-down of our investment in Targus and write-off of our remaining investment in Wind River discussed above, along with $5,062 of write-offs of our small business whole loan portfolio. The net realized loss during the nine months ended March 31, 2015 was primarily due to the sale of our investments in Airmall, Ajax, Borga, Inc. (“Borga”) and BXC Company, Inc. (“BXC”) for which we recognized total realized losses of $46,571, and the sale of four of our CLO investments for which we realized total losses of $15,561. During the nine months ended March 31, 2015, we decreased our cost basis in several of our investments (e.g., Appalachian Energy LLC, Change Clean Energy Company, Coalbed, LLC, Manx Energy, Inc., NCT, Stryker Energy, LLC, Wind River, and Yatesville Coal Company, LLC) were written-off and recorded total realized losses of $96,700 (which were previously recognized as unrealized losses) for the amount that the amortized cost exceeded the fair value. These losses were partially offset by net realized gains from the proceeds collected on warrants redeemed from Snacks Parent Corporation, litigation settlements, partial sales, and the release of escrowed amounts due to us from several portfolio companies, for which we recognized total realized gains of $7,859.
Net Change in Unrealized (Depreciation) Appreciation
Net change in unrealized depreciation was $1,311 and $9,775 for the three months ended March 31, 2016 and March 31, 2015, respectively. For the three months ended March 31, 2016, the $1,311 net decrease in unrealized depreciation was driven primarily by increases in market yields and the competitive environment faced by our energy-related companies. Unrealized losses on our CLO debt and equity investments comprised $33,556 of total net change in unrealized depreciation, and unrealized losses on our energy-related investments comprised $40,022 of total net change in unrealized deprecation for the three months ended March 31, 2016. These unrealized losses were offset by $69,985 unrealized appreciation in our REITs portfolio due to improved operating performance at the property-level. The remaining $2,282 net decrease in unrealized depreciation is primarily the result of current market conditions and the results of operations of individual portfolio companies across various industries. For the three months ended March 31, 2015, the $9,775 net change in unrealized depreciation was primarily the result of significant write-downs in our investments in CP Energy, Edmentum, Gulf Coast, and R-V. These instances of unrealized depreciation were partially offset by unrealized appreciation related to APRC, Echelon, First Tower, and UPRC.

Net change in unrealized (depreciation) appreciation was $(253,233) and $130,528 for the nine months ended March 31, 2016 and March 31, 2015, respectively. For the nine months ended March 31, 2016, the $253,233 net decrease in unrealized depreciation was driven primarily by increases in market yields and the competitive environment faced by our energy-related companies. Unrealized losses on our CLO debt and equity investments comprised $153,524 of total net change in unrealized depreciation and unrealized losses on our energy-related investments comprised $77,618 of total net change in unrealized depreciation for the nine months ended March 31, 2016. During the nine months ended March 31, 2016, the valuation of our portfolio was also negatively impacted by increased regulatory scrutiny within the consumer finance industry and we recognized $26,762 in unrealized losses, primarily related to our investment in First Tower. Additionally, during the nine months ended March 31, 2016, we reduced the value of our investment in Harbortouch by $37,228 due to current market developments and our investment in Pacific World by $12,109 due to declining operating results. These unrealized losses were offset by $56,807 unrealized appreciation in our REITs portfolio due to improved operating performance at the property-level. The remaining unrealized depreciation was partially offset by unrealized appreciation due to operating improvements across multiple investments and industries.
For the nine months ended March 31, 2015, the $130,528 increase in net change in unrealized (depreciation) appreciation was primarily the result of realizing losses that were previously unrealized related to the sale of our investments in Airmall, Ajax, Borga and BXC, and the write-off of certain investments for which we eliminated the unrealized depreciation balances related to these investments. We also experienced significant write-ups in our investments in First Tower, Harbortouch, and NPRC. These instances of unrealized appreciation were partially offset by unrealized depreciation related to CP Energy, Edmentum, Gulf Coast, R-V, and United States Environmental Services, LLC.
Financial Condition, Liquidity and Capital Resources
For the nine months ended March 31, 2016 and March 31, 2015, our operating activities provided $643,137 and used $88,389 of cash, respectively. There were no investing activities for the nine months ended March 31, 2016 and March 31, 2015. Financing activities used $583,951 and provided $17,788 of cash during the nine months ended March 31, 2016 and March 31, 2015, respectively, which included dividend payments of $255,063 and $328,620, respectively.
Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.
Our primary sources of funds have historically been issuances of debt and equity. More recently, we have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the nine months ended March 31, 2016, we borrowed $615,000 and made repayments totaling $983,700 under our Revolving Credit Facility. As of March 31, 2016, we had no outstanding balance on our Revolving Credit Facility, $1,089,000 outstanding on the Convertible Notes, Public Notes with a carrying value of $708,242 and $898,535 outstanding on the Prospect Capital InterNotes®. (See “Capitalization” above.)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 6.00%. As of March 31, 2016 and June 30, 2015, we had $60,242 and $88,288, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was $(202) as of March 31, 2016 and zero as of June 30, 2015.
Our shareholders’ equity accounts as of March 31, 2016 and June 30, 2015 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
As part of our Repurchase Program, we delivered a notice with our annual proxy mailing on September 23, 2015 and our most recent notice was delivered with a shareholder letter mailing on February 2, 2016. This notice extends for six months after the date that notice is delivered. During the nine months ended March 31, 2016, we repurchased 4,708,750 shares of our common stock pursuant to our Repurchase Program for $34,140, or approximately $7.25 weighted average price per share at approximately a 30% discount to net asset value as of June 30, 2015. Our NAV per share was increased by approximately $0.02 for the nine months ended March 31, 2016 as a result of the share repurchases.
On November 3, 2015, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $4,822,456 of additional debt and equity securities in the public market as of March 31, 2016.

Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
Recent Developments
During the period from April 1, 2016 through May 10, 2016, we made four follow-on investments in NPRC totaling $39,504 to support our online consumer lending initiative. We invested $5,926 of equity through NPH and $33,578 of debt directly to ACL Loan Holdings, Inc. (“ACL”), a wholly-owned subsidiary of NPRC. In addition, during this period, we received a partial repayment of $11,800 ACL loan previously outstanding.

On April 6, 2016, we received partial repayments from APRC of $2,973 for our loans previously outstanding.

On April 6, 2016, we received partial repayments from UPRC of $7,567 for our loans previously outstanding.

On April 11, 2016, we announced the then current conversion rate on the 2020 Notes as 80.6670 shares of common stock per
$1 principal amount of the 2020 Notes converted, which is equivalent to a conversion price of approximately $12.40.

On April 16, 2016, we announced the then current conversion rate on the 2017 Notes as 87.7516 shares of common stock per
$1 principal amount of the 2017 Notes converted, which is equivalent to a conversion price of approximately $11.40.

On April 29, 2016, we invested an additional $25,000 of Senior Secured Term Loan A and an additional $25,000 of Senior Secured Term Loan B debt investment in Trinity Services Group, Inc. (“Trinity”).

On April 29, 2016, through our delayed draw term loan commitment with Instant Web, LLC, we funded $8,000 of Senior Secured Term Loan A and $8,000 of Senior Secured Term Loan B.

During the period from May 3, 2016 through May 10, 2016, we collectively sold 72.10% of the outstanding principal balance of the Senior Secured Term Loan A investment in Trinity for $25,000. There was no gain or loss realized on the sale.

During the period from April 1, 2016 through May 10, 2016, our wholly-owned subsidiary PSBL purchased $5,555 of small business whole loans from OnDeck.

During the period from April 1, 2016 through May 10, 2016 we issued $4,451 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $4,395. In addition, we sold $953 in aggregate principal amount of our Prospect Capital
InterNotes® for net proceeds of $941 with expected closing on May 12, 2016.

On May 9, 2016, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.08333 per share for May 2016 to holders of record on May 31, 2016 with a payment date of June 23, 2016;

•	$0.08333 per share for June 2016 to holders of record on June 30, 2016 with a payment date of July 21, 2016;

•	$0.08333 per share for July 2016 to holders of record on July 29, 2016 with a payment date of August 18, 2016; and

•	$0.08333 per share for August 2016 to holders of record on August 31, 2016 with a payment date of September 22, 2016.
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

Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three and nine months ended March 31, 2016.

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

Prepayment Risk
Many of our debt investments allow for prepayment of principal without penalty. Downward changes in interest rates may cause prepayments to occur at a faster than expected rate, thereby effectively shortening the maturity of the security and making the security less likely to fully earn all of the expected income and reinvesting in a lower yielding instrument.
Structured Credit Related Risk

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

1.	Each portfolio company or investment is reviewed by our investment professionals with independent valuation firms engaged by our Board of Directors.

2.	The independent valuation firms prepare independent valuations for each investment based on their own independent assessments and issue their report.

3.
The Audit Committee of our Board of Directors reviews and discusses with the independent valuation firms the valuation reports, and then makes a recommendation to the Board of Directors of the value for each investment.

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
Our investments in CLOs are classified as ASC 820 Level 3 securities and are valued using a discounted cash flow model. The valuations have been accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view as well as to determine an appropriate call date (i.e., expected maturity). For each CLO security, the most appropriate valuation approach has been chosen from alternative approaches to ensure the most accurate valuation for such security. To value a CLO, both the assets and the liabilities of the CLO capital structure are modeled. Our valuation agent utilizes other methods to validate the results from the discounted cash flow method. We use a waterfall engine to store the collateral data, generate collateral cash flows from the assets based on various assumptions for the risk factors, distribute the cash flows to the liability structure based on the payment priorities, and discount them back using current market discount rates. We are not responsible for and have no influence over the asset management of the portfolios underlying the CLO investments we hold as those portfolios are managed by non-affiliated third party CLO collateral managers. The main risk factors are: default risk, interest rate risk, downgrade risk, and credit spread risk.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current. As of March 31, 2016, approximately 0.5% of our total assets are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of March 31, 2016 and June 30, 2015, we accrued $400 and $305, respectively, for any unpaid potential excise tax liability and have included these amounts within other liabilities on the accompanying Consolidated Statements of Assets and Liabilities.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2016 and for the three and nine months then ended, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for our federal tax years ended August 31, 2012 and thereafter remain subject to examination by the Internal Revenue Service.
Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our future earnings. Net realized capital gains, if any, are distributed at least annually.
Financing Costs
We record origination expenses related to our Revolving Credit Facility and Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Unsecured Notes”) as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method for our Revolving Credit Facility and the effective interest method for our Unsecured Notes over the respective expected life or maturity. In the event that we modify or extinguish our debt before maturity, we follow the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Revolving Credit Facility, any unamortized deferred costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our Unsecured Notes, any unamortized deferred costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment. Effective July 1, 2016, these costs will be reclassified to the balance sheet as a deduction from the debt liability rather than an asset, in accordance with Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).
We may record registration expenses related to shelf filings as prepaid assets. These expenses consist principally of SEC registration fees, legal fees and accounting fees incurred. These prepaid assets are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of March 31, 2016 and June 30, 2015, there are no prepaid assets related to registration expenses and all amounts incurred have been expensed.
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
Recent Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03 which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The new guidance will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance must be applied on a retrospective basis to all prior periods presented in the financial statements. The adoption of the amended guidance in ASU 2015-03 is expected to decrease total liabilities by decreasing the carrying value of our debt, and is expected to decrease total assets by decreasing deferred financing costs of our debt, but is not expected to have any other significant effect on our consolidated financial statements and disclosures.
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
We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the quarter ended March 31, 2016, we did not engage in hedging activities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of March 31, 2016. Our Investment Adviser and Administrator have been named as defendants in a lawsuit filed on April 21, 2016 by a purported shareholder of Prospect in the United States District Court for the Southern District of New York under the caption Paskowitz v. Prospect Capital Management and Prospect Administration. The complaint alleges that the defendants received purportedly excessive management and administrative services fees from us in violation of Section 36(b) of the 1940 Act. The plaintiff seeks to recover on behalf of us damages in an amount not specified in the complaint. The defendants have informed us that they believe the complaint is without merit and intend to defend themselves vigorously against the plaintiff’s claims. We believe that the lawsuit is not likely to have a material adverse effect on Prospect.
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
Item 6. Exhibits, Financial Statement Schedules
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
4.1	Four Hundred Eleventh Supplemental Indenture dated as of January 7, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(3)
4.2	Four Hundred Twelfth Supplemental Indenture dated as of January 14, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(4)
4.3	Four Hundred Thirteenth Supplemental Indenture dated as of January 22, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(5)
4.4	Four Hundred Fourteenth Supplemental Indenture dated as of March 3, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(7)
4.5	Four Hundred Fifteenth Supplemental Indenture dated as of March 10, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(8)
4.6	Four Hundred Sixteenth Supplemental Indenture dated as of March 17, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(9)
4.7	Four Hundred Seventeenth Supplemental Indenture dated as of March 24, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(10)
4.8	Four Hundred Eighteenth Supplemental Indenture dated as of March 31, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(11)
10.3	Dividend Reinvestment and Direct Stock Purchase Plan(6)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on January 7, 2016.
(4)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 14, 2016.
(5)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 22, 2016.
(6)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on February 12, 2016.
(7)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on March 3, 2016.
(8)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on March 10, 2016.
(9)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on March 17, 2016.
(10)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on March 24, 2016.
(11)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on March 31, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2016.

PROSPECT CAPITAL CORPORATION

By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN F. BARRY III	/s/ ANDREW C. COOPER
John F. Barry III	Andrew C. Cooper
Chairman of the Board, Chief Executive Officer and Director	Director
May 10, 2016	May 10, 2016

/s/ BRIAN H. OSWALD	/s/ WILLIAM J. GREMP
Brian H. Oswald	William J. Gremp
Chief Financial Officer	Director
May 10, 2016	May 10, 2016

/s/ M. GRIER ELIASEK	/s/ EUGENE S. STARK
M. Grier Eliasek	Eugene S. Stark
President, Chief Operating Officer and Director	Director
May 10, 2016	May 10, 2016