Form 10-K
period 2016-06-30
PROSPECT CAPITAL CORP
filed 2016-08-29
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016 OR
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant as of December 31, 2015 was $2.382 billion (based on the closing price on that date of $6.98 on the NASDAQ Global Select Market). For the purposes of calculating this amount only, all executive officers and Directors are “affiliates” of the Registrant.
As of August 26, 2016, there were 357,724,896 shares of the Registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement relating to the 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

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
General
Prospect Capital Corporation is a financial services company that primarily lends to and invests in middle market privately-held companies. We are a closed-end investment company incorporated in Maryland. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). We were organized on April 13, 2004 and were funded in an initial public offering completed on July 27, 2004. We are one of the largest BDCs with approximately $6.28 billion of total assets as of June 30, 2016.
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
We currently have nine origination strategies in which we make investments: (1) lending in private equity sponsored transactions, (2) lending directly to companies not owned by private equity firms, (3) control investments in corporate operating companies, (4) control investments in financial companies, (5) investments in structured credit, (6) real estate investments, (7) investments in syndicated debt, (8) aircraft leasing and (9) online lending. We continue to evaluate other origination strategies in the ordinary course of business with no specific top-down allocation to any single origination strategy.
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

Real Estate Investments – We make investments in real estate through our wholly-owned tax-efficient real estate investment trust (“REIT”) National Property REIT Corp. (“NPRC”), the surviving entity of the May 23, 2016 merger with American Property REIT Corp. (“APRC”) and United Property REIT Corp. (“UPRC”). Our real estate investments are in various classes of fully developed and occupied real estate properties that generate current yields. We seek to identify properties that have historically high occupancy and steady cash flow generation. NPRC co-invests with established and experienced property managers that manage such properties after acquisition. This investment strategy has comprised approximately 5%-10% of our business.
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
Aircraft Leasing – We invest in debt as well as equity in aircraft assets subject to commercial leases to credit-worthy airlines across the globe. These investments present attractive return opportunities due to cash flow consistency from long-lived assets coupled with hard asset collateral. We seek to deliver risk-adjusted returns with strong downside protection by analyzing relative value characteristics across the spectrum of aircraft types of all vintages. Our target portfolio includes both in-production and out-of-production jet and turboprop aircraft and engines, operated by airlines across the globe. This strategy comprised approximately 1% of our business.
Online Lending – We make investments in loans originated by certain consumer loan and small and medium sized business (“SME”) loan facilitators. We purchase each loan in its entirety (i.e., a “whole loan”). The borrowers are consumers and SMEs. The loans are typically serviced by the facilitators of the loans. This investment strategy has comprised approximately 4%-7% of our business.
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
“Spin-Offs” of Certain Business Strategies
We previously announced that we intend to unlock value by “spinning off” three “pure play” business strategies - our consumer online lending business, real estate business and structured credit business - to our shareholders in conjunction with rights offering capital raises in which existing Prospect shareholders could elect to participate in each offering or sell their rights. The goals of these “spin-offs” include leverage and earnings neutrality for Prospect. Our primary objective is to maximize the valuation of each offering (declining to proceed with any offering if we find any valuation not to be attractive). The size and likelihood of each of these dispositions, some of which are expected to be partial rather than complete spin-offs, remain to be determined, but we currently expect the collective size of these three dispositions, if any, to be 10% or less of our asset base. Any such dispositions cannot occur unless and until our application for exemptive relief is granted by the SEC. Should the SEC not grant our application for exemptive relief, these dispositions will not occur as initially planned.  The consummation of any of the dispositions also depends upon, among other things: market conditions, regulatory and exchange listing approval, and sufficient investor demand. There can be no assurance that we will consummate any of these dispositions.

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
Industry Sectors
Our portfolio is invested across 27 industry categories. Excluding our CLO investments, which do not have industry concentrations, no individual industry comprises more than 8.2% of the portfolio on either a cost or fair value basis.

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

1.	Each portfolio company or investment is reviewed by our investment professionals with independent valuation firms engaged by our Board of Directors.

2.	The independent valuation firms prepare independent valuations for each investment based on their own independent assessments and issues their report.

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
Our investments in CLOs are classified as ASC 820 Level 3 securities and are valued using a discounted cash flow model. The valuations have been accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view as well as to determine an appropriate call date (i.e., expected maturity). For each CLO security, the most appropriate valuation approach has been chosen from alternative approaches to ensure the most accurate valuation for such security. To value a CLO, both the assets and the liabilities of the CLO capital structure are modeled. Our valuation agent utilizes additional methods to validate the results from the discounted cash flow method, such as Monte Carlo simulations of key model variables, analysis of relevant data observed in the CLO market, and review of certain benchmark credit indices. We use a waterfall engine to store the collateral data, generate collateral cash flows from the assets based on various assumptions for the risk factors, distribute the cash flows to the liability structure based on the payment priorities, and discount them back using appropriate market discount rates. We are not responsible for and have no influence over the asset management of the portfolios underlying the CLO investments we hold as those portfolios are managed by non-affiliated third party CLO collateral managers. The main risk factors are: default risk, interest rate risk, downgrade risk, and credit spread risk.
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
Investment Advisory Agreement
Terms
We have entered into an investment advisory and management agreement with the Investment Adviser, Prospect Capital Management L.P., (the “Investment Advisory Agreement”) under which the Investment Adviser, subject to the overall supervision of our Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, us. Under the terms of the Investment Advisory Agreement, the Investment Adviser: (i) determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes, (ii) identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and (iii) closes and monitors investments we make.
The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our total assets. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter.
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
The Investment Advisory Agreement was originally approved by our Board of Directors on June 23, 2004 and was recently re-approved by the Board of Directors on June 21, 2016 for an additional one-year term expiring June 22, 2017. Unless terminated earlier as described below, it will remain in effect from year to year thereafter if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risk Factors – Risks Relating to Our Business – We are dependent upon Prospect Capital Management’s key management personnel for our future success.”
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
Administration Agreement
We have also entered into an administration agreement (the “Administration Agreement”) with Prospect Administration under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our Chief Financial Officer and Chief Compliance Officer and his staff, including the internal legal staff. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance (see Managerial Assistance section below). The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a wholly-owned subsidiary of the Investment Adviser.
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

Dividend Reinvestment Plan
We have adopted a dividend reinvestment and direct stock purchase plan that provides for reinvestment of our dividends or distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below, and the ability to purchase additional shares by making optional cash investments. As a result, when our Board of Directors authorizes, and we declare, a cash dividend or distribution, then our stockholders who have not “opted out” of our dividend reinvestment and direct stock purchase plan will have their cash dividends or distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends or distributions. If you are not a current stockholder and want to enroll or have “opted out” and wish to rejoin, you may purchase shares directly through the plan or opt in by enrolling online or submitting to the plan administrator a completed enrollment form and, if you are not a current stockholder, making an initial investment of at least $250.
No action is required on the part of a registered stockholder to have their cash dividend or distribution reinvested in shares of our common stock. A registered stockholder may elect to receive an entire dividend or distribution in cash by notifying the plan administrator and our transfer agent and registrar, in writing so that such notice is received by the plan administrator no later than the record date for dividends to stockholders. The plan administrator will set up a dividend reinvestment account for shares acquired pursuant to the plan for each stockholder who has not so elected to receive dividends and distributions in cash or who has enrolled in the plan as described herein (each, a “Participant”). The plan administrator will hold each Participant’s shares, together with the shares of other Participants, in non-certificated form in the plan administrator’s name or that of its nominee. Upon request by a Participant to terminate their participation in the plan, received in writing, via the internet or the plan administrator’s toll free number no later than 3 business days prior to a dividend or distribution payment date, such dividend or distribution will be paid out in cash and not be reinvested. If such request is received fewer than 3 business days prior to a dividend or distribution payment date, such dividend or distribution will be reinvested but all subsequent dividends and distributions will be paid to the stockholder in cash on all balances. Upon such termination of the Participant’s participation in the plan, all whole shares owned by the Participant will be issued to the Participant in certificated form and a check will be issued to the Participant for the proceeds of fractional shares less a transaction fee of $15. Those stockholders whose shares are held by a broker or other financial intermediary may receive dividends or distributions in cash by notifying their broker or other financial intermediary of their election.
We primarily use newly-issued shares to implement reinvestment of dividends and distributions under the plan, whether our shares are trading at a premium or at a discount to net asset value. However, we reserve the right to purchase shares in the open market in connection with the implementation of reinvestment of dividends or distributions under the plan. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend or distribution payable to such stockholder by the market price per share of our common stock at the close of regular trading on the NASDAQ Global Select Market on the last business day before the payment date for such dividend or distribution. Market price per share on that date will be the closing price for such shares on the NASDAQ Global Select Market or, if no sale is reported for such day, at the average of their reported bid and asked prices. The number of shares of our common stock to be outstanding after giving effect to payment of the dividend or distribution cannot be established until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated. Stockholders who do not elect to receive dividends and distributions in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium at the time we issue new shares under the plan and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the dividend or distribution payable to a stockholder.
There are no brokerage charges or other charges to stockholders who participate in reinvestment of dividends or distributions under the plan. The plan administrator’s fees under the plan are paid by us. If a participant elects by written notice to the plan administrator to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15 transaction fee plus a $0.10 per share brokerage commissions from the proceeds.
Stockholders who receive dividends or distributions in the form of stock are subject to the same U.S. federal, state and local tax consequences as are stockholders who elect to receive their dividends or distributions in cash. A stockholder’s basis for determining gain or loss upon the sale of stock received in a dividend or distribution from us will be equal to the total dollar amount of the dividend or distribution payable to the stockholder. Any stock received in a dividend or distribution will have a new holding period for tax purposes commencing on the day following the day on which the shares are credited to the U.S. Stockholder’s account (as defined below).
Participants in the plan have the option of making additional cash payments to the plan administrator for investment in the shares at the then current market price. Such payments may be made in any amount from $25 to $10,000 per transaction. Participants in the plan may also elect to have funds electronically withdrawn from their checking or savings account each month. Direct debit of cash will be performed on the 10th of each month. Participants may elect this option by submitting a written authorization form or by enrolling online at the plan administrator’s website. The plan administrator will use all funds received from participants since the prior investment of funds to purchase shares of our common stock in the open market. We will not use newly-issued shares of our common stock to implement such purchases. Purchase orders will be submitted daily. The Plan Administrator may, at its discretion, submit purchase orders less frequently but no later than 30 days after receipt. The plan administrator will charge each stockholder who makes such additional cash payments $2.50, plus a $0.10 per share brokerage commission. Cash dividends and distributions payable on all shares credited to your plan account will be automatically reinvested in additional shares pursuant to the terms of the plan. Brokerage charges for some purchases are expected to be less than the usual brokerage charge for such transactions. Instructions sent by a participant to the plan administrator in connection with such participant’s cash payment may not be rescinded.
Participants may terminate their accounts under the plan by notifying the plan administrator via its website at www.amstock.com or by filling out the transaction request form located at the bottom of their statement and sending it to the plan administrator at American Stock Transfer & Trust Company, P.O. Box 922, Wall Street Station, New York, NY 10269-0560 or by calling the plan administrator’s Interactive Voice Response System at (888) 888-0313. Upon termination, the stockholder will receive certificates for the full shares credited to your plan account. If you elect to receive cash, the plan administrator sells such shares and delivers a check for the proceeds, less the $0.10 per share commission and the plan administrator’s transaction fee of $15. In every case of termination, fractional shares credited to a terminating plan account are paid in cash at the then-current market price, less any commission and transaction fee.
The plan may be terminated by us upon notice in writing mailed to each participant at least 30 days prior to any payable date for the payment of any dividend by us or distribution pursuant to any additional cash payment made. All correspondence concerning the plan should be directed to the plan administrator by mail at American Stock Transfer and Trust Company LLC, 6201 15th Avenue, Brooklyn, New York 11219, or by telephone at 888-888-0313.
Stockholders who purchased their shares through or hold their shares in the name of a broker or financial institution should consult with a representative of their broker or financial institution with respect to their participation in our dividend reinvestment plan and direct stock purchase plan. Such holders of our stock may not be identified as our registered stockholders with the plan administrator and may not automatically have their cash dividend or distribution reinvested in shares of our common stock by the plan administrator.
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
On September 16, 2015, we received a private letter ruling from the Internal Revenue Service (the “IRS”) permitting us to pay up to 80% of our required dividends in stock for the tax years ending August 31, 2016 and August 31, 2017. Any dividends paid in stock will be taxable to the shareholder as if the dividend had been paid in cash and we will receive a dividend paid deduction for such distribution.
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
We will make available to each of our U.S. Stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share basis, the amounts includible in such U.S. Stockholder’s taxable income for such year as ordinary income and as long-term capital gain on form 1099-DIV. In addition, the amount and the U.S. federal tax status of each year’s distributions generally will be reported to the IRS. Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. Stockholder’s particular situation.
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
We generally are not required to withhold federal tax for distributions to non-U.S. stockholders if (i) the distributions are properly reported to our stockholders as “interest-related dividends” or “short-term capital gain dividends,” (ii) the distributions are derived from sources specified in the Code for such dividends and (iii) certain other requirements were satisfied. However, depending on our circumstances, we may report all, some or none of our potentially eligible dividends as such qualified net interest income or as qualified short-term capital gains, and/or treat such dividends, in whole or in part, as ineligible for this exemption from withholding. In order to qualify for this exemption from withholding, a Non-U.S. Stockholder needs to comply with applicable certification requirements relating to its non-U.S. status (including, in general, furnishing an IRS Form W-8BEN or substitute form). In the case of shares held through an intermediary, the intermediary may withhold even if we report the payment as qualified net interest income or qualified short-term capital gain. Non-U.S. Stockholders should contact their intermediaries with respect to the application of these rules to their accounts. There can be no assurance as to what portion of our distributions will qualify for favorable treatment as qualified net interest income or qualified short-term capital gains.
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
Foreign Account Tax Compliance Act
In addition, after June 30, 2014, withholding at a rate of 30% will be required on interest and dividends, and after December 31, 2018, withholding at a rate of 30% will be required on gross proceeds from the sale of, shares of our stock held by or through certain foreign financial institutions (including investment funds), unless such institution enters into an agreement with the Secretary of the Treasury to report, on an annual basis, information with respect to interests in, and accounts maintained by, the institution to the extent such interests or accounts are held by certain U.S. persons or by certain non-U.S. entities that are wholly or partially owned by U.S. persons and to withhold on certain payments. Accordingly, the entity through which our shares are held will affect the determination of whether such withholding is required. An intergovernmental agreement between the United States and an applicable foreign country, or future Treasury regulations or other guidance, may modify these requirements. Similarly, dividends in respect of, and gross proceeds from the sale of, our shares held by an investor that is a non-financial non-U.S. entity that does not qualify under certain exemptions will be subject to withholding at a rate of 30%, unless such entity either (i) certifies to us that such entity does not have any “substantial United States owners” or (ii) provides certain information regarding the entity’s “substantial United States owners,” which we will in turn provide to the IRS. We will not pay any additional amounts to stockholders in respect of any amounts withheld. Non-U.S. Stockholders are encouraged to consult their tax advisors regarding the possible implications of the legislation on their investment in our shares.
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
We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate, foreign currency and other market fluctuations. However, in connection with an investment or acquisition financing of a portfolio company, we may purchase or otherwise receive warrants to purchase the common stock of the portfolio company. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except with respect to money market funds, we generally cannot acquire more than 3% of the voting stock of any regulated investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments subject our stockholders indirectly to additional expenses. None of these policies are fundamental and may be changed without stockholder approval.
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
Our $167.5 million of 5.50% convertible notes due 2016 are referred to as the 2016 Notes. Our $129.5 million of 5.375% convertible notes due 2017 are referred to as the 2017 Notes. Our $200.0 million of 5.75% convertible notes due 2018 are referred to as the 2018 Notes. Our $200.0 million of 5.875% convertible notes due 2019 are referred to as the 2019 Notes. Our $392.0 million of 4.75% convertible notes due 2020 are referred to as the 2020 Notes, and collectively with the 2016 Notes, the 2017 Notes, the 2018 Notes and the 2019 Notes, are the Convertible Notes. Our $250.0 million of 5.875% unsecured notes due 2023 are referred to as the 2023 Notes. Our $161.4 million of 6.25% unsecured notes due 2024 are referred to as the 2024 Notes. Our $300.0 million of 5.00% unsecured notes due 2019 are referred to as the 5.00% 2019 Notes, and collectively with the 2023 Notes, the 2024 Notes, are the Public Notes. Any corporate notes issued pursuant to our medium term notes program with Incapital LLC are referred to as Prospect Capital InterNotes®.

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
Volatility in the global financial markets resulting from relapse of the Eurozone crisis, geopolitical developments in Eastern Europe, turbulence in the Chinese stock markets and global commodity markets, the United Kingdom’s vote to leave the European Union or otherwise could have a material adverse effect on our business, financial condition and results of operations.
Volatility in the global financial markets could have an adverse effect on the economic recovery in the United States and could result from a number of causes, including a relapse in the Eurozone crisis, geopolitical developments in Eastern Europe, turbulence in the Chinese stock markets and global commodity markets or otherwise. The effects of the Eurozone crisis, which began in late 2009 as part of the global economic and financial crisis, continued to impact the global financial markets through 2015. Numerous factors continued to fuel the Eurozone crisis, including continued high levels of government debt, the undercapitalization and liquidity problems of many banks in the Eurozone and relatively low levels of economic growth. These factors made it difficult or impossible for some countries in the Eurozone, including Greece, Ireland and Portugal, to repay or refinance their debt without the assistance of third parties. As a combination of austerity programs, debt write-downs and the European Central Bank’s commitment to restore financial stability to the Eurozone and the finalization of the primary European Stability Mechanism bailout fund, in 2013 and into 2014 interest rates began to fall and stock prices began to increase. Although these trends helped to stabilize the effects of the Eurozone crisis in the first half of 2014, the underlying causes of the crisis were not completely eliminated. As a result, the financial markets relapsed toward the end of 2014. In particular, Greece’s newly elected government, which campaigned against austerity measures, has been unable to reach an acceptable solution to the country’s debt crisis with the European Union, and in June 2015, Greece failed to make a scheduled debt repayment to the International Monetary Fund, falling into arrears. Following further unsuccessful negotiations between the government of Greece and the European Union to solve the Greek debt crisis, on July 5, 2015, Greek voters rejected a bailout package submitted by the European Commission, the European Central Bank and the International Monetary Fund, and while the European Central Bank continues to extend credit to Greece, it is uncertain how long such support will last, whether Greece will receive and accept any future bailout packages and whether Greece will default on future payments. The result of continued defaults and the removal of credit support for Greek banks may cause Greece to exit the European Union, which could lead to significant economic uncertainty and abandonment of the Euro common currency, resulting in destabilization in the financial markets. Continued financial instability in Greece and in other similarly situated Eurozone countries could have a continued contagion effect on the financial markets. Stock prices in China have experienced a significant drop in the second quarter of 2015, resulting primarily from continued sell-off of shares trading in Chinese markets. The volatility has been followed by volatility in stock markets around the world, including in the United States, as well as increased turbulence in commodity markets, such as reductions in prices of crude oil. Although the Chinese government has already taken steps to halt the collapse, it is uncertain what effect such measures will have, if any. Continued sell-off and price drops in the Chinese stock markets may have a contagion effect across the financial markets. In addition, Russian intervention in Ukraine during 2014 significantly increased regional geopolitical tensions. In response to Russian actions, U.S. and European governments have imposed sanctions on a limited number of Russian individuals and business entities. The situation remains fluid with potential for further escalation of geopolitical tensions, increased severity of sanctions against Russian interests, and possible Russian counter-measures. Further economic sanctions could destabilize the economic environment and result in increased volatility. On June 23, 2016, voters in the United Kingdom referendum (the “Referendum”) on the question of whether to remain or leave the European Union voted in a majority in favor of leaving the European Union (“Brexit”). This historic event is widely expected to have consequences that are both profound and uncertain for the economic and political future of the United Kingdom and the European Union, and those consequences include significant legal and business uncertainties pertaining to our investments. Due to the very recent occurrence of Brexit, the full scope and nature of the consequences are not at this time known and are unlikely to be known for a significant period of time. However, Brexit has led to significant uncertainty in the business, legal and political environment. Risks associated with the outcome of the Referendum include short and long term market volatility and currency volatility (including volatility of the value of the British pound sterling relative to the United States dollar and other currencies and volatility in global currency markets generally), macroeconomic risk to the United Kingdom and European economies, impetus for further disintegration of the European Union and related political stresses (including those related to sentiment against cross border capital movements and activities of investors like us), prejudice to financial services businesses that are conducting business in the European Union and which are based in the United Kingdom, legal uncertainty regarding achievement of compliance with applicable financial and commercial laws and regulations in view of the expected steps to be taken pursuant to or in contemplation of Article 50 of the Treaty on European Union and negotiations undertaken under Article 218 of the Treaty on the Functioning of the European Union, and the unavailability of timely information as to expected legal, tax and other regimes. Should the economic recovery in the United States be adversely impacted by increased volatility in the global financial markets caused by continued contagion from the Eurozone crisis, developments in respect of the Russian sanctions, further turbulence in Chinese stock markets and global commodity markets, Brexit or for any other reason, loan and asset growth and liquidity conditions at U.S. financial institutions, including us, may deteriorate.
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
Our most recent NAV was calculated on June 30, 2016 and our NAV when calculated effective September 30, 2016 and thereafter may be higher or lower.
Our NAV per share is $9.62 as of June 30, 2016. NAV per share as of September 30, 2016 may be higher or lower than $9.62 based on potential changes in valuations, issuances of securities, repurchases of securities, dividends paid and earnings for the quarter then ended. Our Board of Directors has not yet determined the fair value of portfolio investments at any date subsequent to June 30, 2016. Our Board of Directors determines the fair value of our portfolio investments on a quarterly basis in connection with the preparation of quarterly financial statements and based on input from independent valuation firms, the Investment Adviser, the Administrator and the Audit Committee of our Board of Directors.

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
We have incurred indebtedness under our revolving credit facility and through the issuance of the Unsecured Notes and, in the future, may issue preferred stock or debt securities and/or borrow additional money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which would prohibit us from paying dividends in cash or other property and could prohibit us from qualifying as a RIC. If we cannot satisfy this test, we may be required to sell a portion of our investments or sell additional shares of common stock at a time when such sales may be disadvantageous in order to repay a portion of our indebtedness or otherwise increase our net assets. In addition, issuance of additional common stock could dilute the percentage ownership of our current stockholders in us.

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
The effects of compliance with the Volcker Rule may affect the CLO market in ways that we cannot currently anticipate.
Section 619 of the Dodd-Frank Act added a provision, commonly referred to as the “Volcker Rule,” to federal banking laws to prohibit covered banking entities from engaging in proprietary trading or acquiring or retaining an ownership interest in, sponsoring or having certain relationships with “covered funds.” Generally, a covered fund would include a hedge fund or a private equity fund; however, the definition is sufficiently broad that it may include certain CLOs. The Volcker Rule provides that certain loan securitization vehicles are not considered “covered funds” for purposes of the prohibitions. In order to meet the definition of a loan securitization, the assets or holdings of the fund must, among other things, consist solely of loans and cannot include securities, such as bonds. In an effort to qualify for this “loan securitization” exclusion, many current CLOs are undertaking amendments to their related transaction documents that restrict the ability of the issuer to acquire bonds and certain other securities. Such an amendment may have the effect of reducing the return available to holders of CLO equity securities because bonds are generally higher yielding assets than are loans. In addition, the costs associated with such an amendment are typically paid out of the cash flow of the CLO, which could impact the return on our investment in any CLO equity securities. In addition, as a result of the uncertainty regarding the implementation and interpretation of the Volcker Rule, it is likely that many future CLOs will contain similar restrictions on the acquisition of bonds and certain other securities, which may have the effect of lowering returns on CLO equity securities. Our CLO equity portfolio is comprised principally of non-Volcker Rule compliant CLOs.
Generally, due to the lack of clarity as to the application of the Volcker Rule and the availability of certain exemptions, certain investors that are subject to the Volcker Rule may not be as interested in CLO investments in the future. Any decline in interest may adversely affect the market value or liquidity of any or all of the CLO investments we hold. Similarly, it is possible that uncertainty regarding the treatment of CLOs may adversely affect the volume of CLO issuance.
With respect to our online consumer lending initiative, we are dependent on the business performance and competitiveness of marketplace lending facilitators and our ability to assess loan underwriting performance and, if the marketplace lending facilitators from which we currently purchase consumer loans are unable to maintain or increase consumer loan originations, or if such marketplace lending facilitators do not continue to sell consumer loans to us, or we are unable to otherwise purchase additional loans, our business and results of operations will be adversely affected.
With respect to our online consumer lending initiative, we invest primarily in marketplace loans through marketplace lending facilitators. We do not conduct loan origination activities ourselves. Therefore, our ability to purchase consumer loans, and our ability to grow our portfolio of consumer loans, is directly influenced by the business performance and competitiveness of the marketplace loan origination business of the marketplace lending facilitators from which we purchase consumer loans.
In addition, our ability to analyze the risk-return profile of consumer loans is significantly dependent on the marketplace facilitator's ability to effectively evaluate a borrower's credit profile and likelihood of default. The platforms from which we purchase such loans utilize credit decisioning and scoring models that assign each such loan offered a corresponding interest rate and origination fee. Our returns are a function of the assigned interest rate for each such particular loan purchased less any defaults over the term of the applicable loan. We evaluate the credit decisioning and scoring models implemented by each platform on a regular basis and leverage the additional data on loan history experience, borrower behavior, economic factors and prepayment trends that we accumulate to continually improve our own decisioning model. If we are unable to effectively evaluate borrowers' credit profiles or the credit decisioning and scoring models implemented by each platform , we may incur unanticipated losses which could adversely impact our operating results. Further, if the interest rates for consumer loans available through marketplace lending platforms are set too high or too low, it may adversely impact our ability to receive returns on our investment that are commensurate with the risks we incur in purchasing the loans.
With respect to our online consumer lending initiative, we rely on the marketplace lending facilitators to service loans including pursuing collections against borrowers. Personal loans facilitated through the marketplace lending facilitators are not secured by any collateral, are not guaranteed or insured by any third-party and are not backed by any governmental authority in any way. Marketplace lending facilitators are therefore limited in their ability to collect on the loans if a borrower is unwilling or unable to repay. A borrower's ability to repay can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card and other loans, including student loans and home equity lines of credit. These changes can result from increases in base lending rates or structured increases in payment obligations and could reduce the ability of the borrowers to meet their payment obligations to other lenders and under the loans purchased by us. If a borrower defaults on a loan, the marketplace lending facilitators may outsource subsequent servicing efforts to third-party collection agencies, which may be unsuccessful in their efforts to collect the amount of the loan. Marketplace lending facilitators make payments ratably on an investor's investment only if they receive the borrower's payments on the corresponding loan. If they do not receive payments on the corresponding loan related to an investment, we are not entitled to any payments under the terms of the investment.
As servicers of the loans we purchase as part of our online consumer lending initiative, the marketplace lending facilitators have the authority to waive or modify the terms of a consumer loan without our consent or allow the postponement of strict compliance with any such term or in any manner grant any other indulgence to any borrower. If the marketplace lending facilitators approve a modification to the terms of any consumer loan it may adversely impact our revenues.
To continue to grow our online consumer lending initiative business, we rely on marketplace lending facilitators from which we purchase loans to maintain or increase their consumer loan originations and to agree to sell their consumer loans to us. However, we do not have any exclusive arrangements with any of the marketplace lending facilitators and have no agreements with them to provide us with a guaranteed source of supply. There can be no assurance that such marketplace lending facilitators will be able to maintain or increase consumer loan originations or will continue to sell their consumer loans to us, or that we will be able to otherwise purchase additional loans and, consequently, there can be no assurance that we will be able to grow our business through investment in additional loans. The consumer marketplace lending facilitators could elect to become investors in their own marketplace loans which would limit the amount of supply available for our own investments. An inability to expand our business through investments in additional consumer loans would reduce the return on investment that we might otherwise be able to realize from an increased portfolio of such investments. If we are unable to expand our business relating to our online consumer lending initiative, this may have a material adverse effect on our business, financial condition, results of operations and prospects.
Additionally, if marketplace lending facilitators are unable to attract qualified borrowers and sufficient investor commitments or borrowers and investors do not continue to participate in marketplace lending at current rates, the growth of loan originations will slow or loan originations will decrease. As a result of any of these factors, we may be unable to increase our consumer loan investments and our revenue may grow more slowly than expected or decline, which could have a material adverse effect on our business, financial condition and results of operations.
Marketplace lending facilitators on which we rely as part of our online consumer lending initiative depend on issuing banks to originate all loans and to comply with various federal, state and other laws.
Typically, the contracts between marketplace lending facilitators and their loan issuing banks are non-exclusive and do not prohibit the issuing banks from working with other marketplace lending facilitators or from offering competing services. Issuing banks could decide that working with marketplace lending facilitators is not in their interests, could make working with marketplace lending facilitators cost prohibitive or could decide to enter into exclusive or more favorable relationships with other marketplace lending facilitators that do not provide consumer loans to us. In addition, issuing banks may not perform as expected under their agreements. Marketplace lending facilitators could in the future have disagreements or disputes with their issuing banks. Any of these factors could negatively impact or threaten our ability to obtain consumer loans and consequently could have a material adverse effect on our business, financial condition, results of operations and prospects.
Issuing banks are subject to oversight by the FDIC and the states where they are organized and operate and must comply with complex rules and regulations, as well as licensing and examination requirements, including requirements to maintain a certain amount of regulatory capital relative to their outstanding loans. If issuing banks were to suspend, limit or cease their operations or the relationship between the marketplace lending facilitators and the issuing bank were to otherwise terminate, the marketplace lending facilitators would need to implement a substantially similar arrangement with another issuing bank, obtain additional state licenses or curtail their operations. If the marketplace lending facilitators are required to enter into alternative arrangements with a different issuing bank to replace their existing arrangements, they may not be able to negotiate a comparable alternative arrangement. This may result in their inability to facilitate loans through their platform and accordingly our inability to operate the business of our online consumer lending initiative. If the marketplace lending facilitators were unable to enter into an alternative arrangement with a different issuing bank, they would need to obtain a state license in each state in which they operate in order to enable them to originate loans, as well as comply with other state and federal laws, which would be costly and time-consuming and could have a material adverse effect on our business, financial condition, results of operations and prospects. If the marketplace lending facilitators are unsuccessful in maintaining their relationships with the issuing banks, their ability to provide loan products could be materially impaired and our operating results could suffer.

Credit and other information that is received about a borrower may be inaccurate or may not accurately reflect the borrower's creditworthiness, which may cause the loans to be inaccurately priced.
The marketplace lending facilitators obtain borrower credit information from consumer reporting agencies, such as TransUnion, Experian or Equifax, and assign loan grades to loan requests based on credit decisioning and scoring models that take into account reported credit scores and the requested loan amount, in addition to a variety of other factors. A credit score or loan grade assigned to a borrower may not reflect that borrower's actual creditworthiness because the credit score may be based on incomplete or inaccurate consumer reporting data, and typically, the marketplace lending facilitators do not verify the information obtained from the borrower's credit report. Additionally, there is a risk that, following the date of the credit report that the models are based on, a borrower may have:

•	become delinquent in the payment of an outstanding obligation;

•	defaulted on a pre-existing debt obligation;

•	taken on additional debt; or

•	sustained other adverse financial events.
Borrowers supply a variety of information to the marketplace lending facilitators based on which the facilitators price the loans. In a number of cases, marketplace lending facilitators do not verify all of this information, and it may be inaccurate or incomplete. For example, marketplace lending facilitators do not always verify a borrower's stated tenure, job title, home ownership status or intention for the use of loan proceeds. Moreover, we do not, and will not, have access to financial statements of borrowers or to other detailed financial information about the borrowers. If we invest in loans through the marketplace provided by the marketplace lending facilitators based on information supplied by borrowers or third parties that is inaccurate, misleading or incomplete, we may not receive expected returns on our investments and this could have a material adverse impact on our business, financial condition, results of operations and prospects and our reputation may be harmed.
Marketplace lending is a relatively new lending method and the platforms of marketplace lending facilitators have a limited operating history relative to established consumer banks. Borrowers may not view or treat their obligations under any such loans we purchase as having the same significance as loans from traditional lending sources, such as bank loans.
The return on our investment in consumer loans depends on borrowers fulfilling their payment obligations in a timely and complete manner under the corresponding consumer loan. Borrowers may not view their obligations originated on the lending platforms that the marketplace lending facilitators provide as having the same significance as other credit obligations arising under more traditional circumstances, such as loans from banks or other commercial financial institutions. If a borrower neglects his or her payment obligations on a consumer loan or chooses not to repay his or her consumer loan entirely, we may not be able to recover any portion of our investment in the consumer loans. This will adversely impact our business, financial condition, results of operations and prospects.
Risks affecting investments in real estate.
We make investments in commercial and multi-family residential real estate through our wholly-owned tax-efficient real estate investment trust NPRC, the surviving entity of the May 23, 2016 merger of APRC and UPRC. A number of factors may prevent each of NPRC’s properties and assets from generating sufficient net cash flow or may adversely affect their value, or both, resulting in less cash available for distribution, or a loss, to us. These factors include:

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

•
the level of financing used by NPRC in respect of its properties, increases in interest rate levels on such financings and the risk that NPRC will default on such financings, each of which increases the risk of loss to us;

•	the availability and cost of refinancing;

•	the ability to find suitable tenants for a property and to replace any departing tenants with new tenants;

•	potential instability, default or bankruptcy of tenants in the properties owned by NPRC;

•	potential limited number of prospective buyers interested in purchasing a property that NPRC wishes to sell; and

•	the relative illiquidity of real estate investments in general, which may make it difficult to sell a property at an attractive price or within a reasonable time frame.
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
We currently use our revolving credit facility to leverage our portfolio and we expect in the future to borrow from and issue senior debt securities to banks and other lenders and may securitize certain of our portfolio investments. We also have the Unsecured Notes outstanding, which are a form of leverage and are senior in payment rights to our common stock.
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

•	Difficulty meeting our payment and other obligations under the Unsecured Notes and our other outstanding debt;

•
The occurrence of an event of default if we fail to comply with the financial and/or other restrictive covenants contained in our debt agreements, including the credit agreement and each indenture governing the Unsecured Notes, which event of default could result in all or some of our debt becoming immediately due and payable;

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

•
In addition, our ability to meet our payment and other obligations of the Unsecured Notes and our credit facility depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot provide assurance that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing credit facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Unsecured Notes and our other debt and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, including the Unsecured Notes, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Unsecured Notes and our other debt.

Illustration.    The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of interest expense. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $6.3 billion in total assets, (ii) an average cost of funds of 5.38%, (iii) $2.9 billion in debt outstanding and (iv) $3.4 billion of shareholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Stockholder	(23.1)%	(13.9)%	(4.6)%	4.7%	13.9%

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
As of June 30, 2016, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in our credit facility. Failure to comply with these covenants would result in a default under this facility which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments under the facility and thereby have a material adverse impact on our business, financial condition and results of operations.
Failure to extend our existing credit facility, the revolving period of which is currently scheduled to expire on March 27, 2019, could have a material adverse effect on our results of operations and financial position and our ability to pay expenses and make distributions.

The revolving period for our credit facility with a syndicate of lenders is currently scheduled to terminate on March 27, 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders. If the credit facility is not renewed or extended by the participant banks by March 27, 2019, we will not be able to make further borrowings under the facility after such date and the outstanding principal balance on that date will be due and payable on March 27, 2020. As of June 30, 2016, we did not have any outstanding borrowings under our credit facility. Interest on borrowings under the credit facility is one-month LIBOR plus 225 basis points with no minimum LIBOR floor. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 50 basis points if at least 35% of the credit facility is drawn or 100 basis points otherwise.
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
The Unsecured Notes mature at various dates from August 15, 2016 to October 15, 2043. If we are unable to refinance the Unsecured Notes or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding at maturity under the facility during the two-year term-out period through one or more of the following: (1) borrowing additional funds under our then current credit facility, (2) issuance of additional common stock or (3) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position. In addition, our stock price could decline significantly; we would be restricted in our ability to acquire new investments and, in connection with our year-end audit, our independent registered accounting firm could raise an issue as to our ability to continue as a going concern.
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
Shares of closed-end investment companies frequently trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to predict whether any shares of our common stock will trade at, above, or below net asset value. The stocks of BDCs as an industry, including shares of our common stock, currently trade below net asset value as a result of concerns over liquidity, interest rate changes, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2015 annual meeting of stockholders held on December 4, 2015 and continued until January 8, 2016, our stockholders approved our ability, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering, to sell shares of our common stock at any level of discount from net asset value per share during the 12 month period following January 8, 2016.
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
At our 2015 annual meeting of stockholders held on December 4, 2015 and continued until January 8, 2016, our stockholders approved our ability, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering, to sell shares of our common stock at any level of discount from net asset value per share during the 12 month period following January 8, 2016. The issuance or sale by us of shares of our common stock or securities to subscribe for or are convertible into shares of our common stock at a discount to net asset value poses a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares of common stock at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares of common stock if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuance or sale. In addition, such sales may adversely affect the price at which our common stock trades. We have sold shares of our common stock at prices below net asset value per share in the past and may do so to the future. We have not sold any shares of our common stock at prices below net asset value per share since December 3, 2014.
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
We may distribute taxable dividends that are payable in part in our stock. The IRS has issued a private letter ruling on cash/stock dividends paid by us if certain requirements are satisfied, and the ruling permits us to declare such taxable cash/stock dividends, up to 80% in stock, with respect to our taxable years ending August 31, 2016 and August 31, 2017. Taxable stockholders receiving such dividends would be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. Stockholder (as defined in “Material U.S. Federal Income Tax Considerations”) may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. Stockholder sells the stock it receives as a dividend in order to pay this tax, it may be subject to transaction fees (e.g., broker fees or transfer agent fees) and the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of its stock at the time of the sale. Furthermore, with respect to Non-U.S. Stockholders (as defined in “Material U.S. Federal Income Tax Considerations”), we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock. It is unclear whether and to what extent we will be able to pay dividends in cash and our stock.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We do not own any real estate or other physical properties materially important to our operation. Our principal executive offices are located at 10 East 40th Street, New York, New York 10016, where we occupy our office space pursuant to our Administration Agreement with Prospect Administration. The office facilities, which are shared with the Investment Adviser and Administrator, consist of approximately 31,700 square feet, with various leases expiring up to and through 2023. We believe that our office facilities are suitable and adequate for our business as currently conducted.
Item 3. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of June 30, 2016. Our Investment Adviser and Administrator have been named as defendants in a lawsuit filed on April 21, 2016 by a purported shareholder of Prospect in the United States District Court for the Southern District of New York under the caption Paskowitz v. Prospect Capital Management and Prospect Administration. The complaint alleges that the defendants received purportedly excessive management and administrative services fees from us in violation of Section 36(b) of the 1940 Act. The plaintiff seeks to recover on behalf of us damages in an amount not specified in the complaint. The defendants have informed us that they believe the complaint is without merit and intend to defend themselves vigorously against the plaintiff’s claims. We believe that the lawsuit is not likely to have a material adverse effect on Prospect. On June 30, 2016, the Investment Adviser and the Administrator filed a motion to dismiss the complaint.
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

Year Ended	Net Asset Value Per Share(1)	Sales Price		Premium (Discount) of High Sales Price to Net Asset Value	Premium (Discount) of Low Sales Price to Net Asset Value
		High	Low
June 30, 2015
First quarter	$10.47	$11.00	$9.90	5.1%	(5.4%)
Second quarter	10.35	9.92	8.11	(4.2%)	(21.6%)
Third quarter	10.30	8.81	8.23	(14.5%)	(20.1%)
Fourth quarter	10.31	8.65	7.22	(16.1%)	(30.0%)

June 30, 2016
First quarter	$10.17	$7.99	$6.98	(21.4%)	(31.4%)
Second quarter	9.65	7.63	6.20	(20.9%)	(35.8%)
Third quarter	9.61	7.48	5.26	(22.2%)	(45.3%)
Fourth quarter	9.62	7.86	7.15	(18.3%)	(25.7%)

(1)
Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.

As of August 26, 2016, there were 130 shareholders of record of our common stock. This figure does not include a substantially greater number of beneficial holders of our common stock, whose shares are held in the names of brokers, dealers and clearing agencies.
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
We had an excise tax liability of $305 for the calendar year ended December 31, 2015. Through June 30, 2016, we have an accrued excise tax payable of $1,100. Tax characteristics of all distributions will be reported to stockholders, as appropriate, on Form 1099-DIV after the end of the calendar year.

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
During the years ended June 30, 2016 and June 30, 2015, we distributed approximately $356.1 million and $421.6 million, respectively, to our stockholders. The following table summarizes our distributions declared and payable for the years ended June 30, 2015 and June 30, 2016.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
2/3/2014	7/31/2014	8/21/2014	$0.110475	$37,863
2/3/2014	8/29/2014	9/18/2014	0.110500	37,885
2/3/2014	9/30/2014	10/22/2014	0.110525	38,519
5/6/2014	10/31/2014	11/20/2014	0.110550	38,977
5/6/2014	11/28/2014	12/18/2014	0.110575	39,583
5/6/2014	12/31/2014	1/22/2015	0.110600	39,623
9/24/2014	1/30/2015	2/19/2015	0.110625	39,648
12/8/2014	2/27/2015	3/19/2015	0.083330	29,878
12/8/2014	3/31/2015	4/23/2015	0.083330	29,887
12/8/2014	4/30/2015	5/21/2015	0.083330	29,898
5/6/2015	5/29/2015	6/18/2015	0.083330	29,910
5/6/2015	6/30/2015	7/23/2015	0.083330	29,923
Total declared and payable for the year ended June 30, 2015				$421,594

5/6/2015	7/31/2015	8/20/2015	$0.083330	$29,909
5/6/2015	8/31/2015	9/17/2015	0.083330	29,605
8/24/2015	9/30/2015	10/22/2015	0.083330	29,601
8/24/2015	10/30/2015	11/19/2015	0.083330	29,600
11/4/2015	11/30/2015	12/24/2015	0.083330	29,611
11/4/2015	12/31/2015	1/21/2016	0.083330	29,616
11/4/2015	1/29/2016	2/18/2016	0.083330	29,641
2/9/2016	2/29/2016	3/24/2016	0.083330	29,663
2/9/2016	3/31/2016	4/21/2016	0.083330	29,674
2/9/2016	4/29/2016	5/19/2016	0.083330	29,702
5/9/2016	5/31/2016	6/23/2016	0.083330	29,730
5/9/2016	6/30/2016	7/21/2016	0.083330	29,758
Total declared and payable for the year ended June 30, 2016				$356,110
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during the years ended June 30, 2016 and June 30, 2015. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be payable subsequent to June 30, 2016:

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
During the years ended June 30, 2016 and June 30, 2015, we distributed 2,725,222 and 1,618,566 shares of our common stock, respectively, in connection with the dividend reinvestment plan. All of the shares distributed were new issues. The following table summarizes the shares issued through the reinvestment of dividends in the years ended June 30, 2015 and June 30, 2016.

Record Date	Payment Date	Shares Issued	Value of Shares (in thousands)	% of Distribution
6/30/2014	7/24/2014	98,503	$1,074	2.8%
7/31/2014	8/21/2014	129,435	1,412	3.7%
8/29/2014	9/18/2014	113,020	1,154	3.0%
9/30/2014	10/22/2014	138,721	1,346	3.5%
10/31/2014	11/20/2014	136,076	1,314	3.4%
11/28/2014	12/18/2014	162,173	1,370	3.5%
12/31/2014	1/22/2015	151,538	1,279	3.2%
1/30/2015	2/19/2015	146,186	1,279	3.2%
2/27/2015	3/19/2015	113,596	971	3.2%
3/31/2015	4/23/2015	131,971	1,140	3.8%
4/30/2015	5/21/2015	137,878	1,122	3.8%
5/29/2015	6/18/2015	159,469	1,220	4.1%
Total issued in the year ended June 30, 2015		1,618,566	$14,681

6/30/2015	7/23/2015	193,892	$1,425	4.8%
7/31/2015	8/20/2015	152,896	1,115	3.7%
8/31/2015	9/17/2015	143,685	1,142	3.9%
9/30/2015	10/22/2015	189,172	1,402	4.7%
10/30/2015	11/19/2015	182,331	1,349	4.6%
11/30/2015	12/24/2015	167,727	1,211	4.1%
12/31/2015	1/21/2016	299,423	1,749	5.9%
1/29/2016	2/18/2016	255,743	1,685	5.7%
2/29/2016	3/24/2016	146,899	1,027	3.5%
3/31/2016	4/21/2016	324,060	2,430	8.2%
4/29/2016	5/19/2016	338,027	2,522	8.5%
5/31/2016	6/23/2016	331,367	2,581	8.7%
Total issued in the year ended June 30, 2016		2,725,222	$19,638
Registered stockholders who opt out of the dividend reinvestment plan must notify the plan administrator prior to the payment date in order for that distribution to be paid in cash. As such, the table above includes distributions with payment dates during the years ended June 30, 2016 and June 30, 2015. It does not include distributions previously declared and recorded as payable to stockholders on any future dates, as those amounts are not yet determinable.

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
Purchases of equity securities by the issuer and affiliated purchasers

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
During the year ended June 30, 2016, we repurchased 4,708,750 shares of our common stock pursuant to our publicly announced Repurchase Program for $34,140, or approximately $7.25 weighted average price per share at approximately a 30% discount to net asset value as of June 30, 2015. Our NAV per share was increased by approximately $0.02 for the year ended June 30, 2016 as a result of the share repurchases.

Repurchases of Common Stock	Year Ended June 30, 2016
Dollar amount repurchased	$34,140
Shares Repurchased	4,708,750
Weighted average price per share	7.25
Weighted average discount to June 30, 2015 net asset value	30%
Approximate dollar value of shares that may yet be purchased under the plan	$65,860
There were no repurchases made for the years ended June 30, 2015 and 2014 under our Repurchase Program.
During the year ended June 30, 2016, Prospect officers purchased 16,909,556 shares of our stock, or 4.74% of total outstanding shares as of June 30, 2016, both through the open market transactions and shares issued in connection with our dividend reinvestment plan.

Stock Performance Graph
The following graph compares a shareholder’s cumulative total return for the last five fiscal years as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500 Index; (iii) the stocks included in the S&P 500 Financials Sector Index; and (iv) a customized BDC Peer Group composed of Apollo Investment Corporation, Ares Capital Corporation, BlackRock Capital Investment Corporation, Gladstone Capital Corporation, and MVC Capital, Inc. The graph is based on historical stock prices and measures total shareholder return, which takes into account both changes in stock price and dividends. The total return assumes that dividends were reinvested daily and is based on a $100 investment on June 30, 2011.
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

	Year Ended June 30,
	2016	2015	2014	2013	2012
Summary of Operations
Total investment income	$791,973	$791,084	$712,291	$576,336	$320,910
Total operating expenses	420,845	428,337	355,068	251,412	134,226
Net investment income	371,128	362,747	357,223	324,924	186,684
Net realized and unrealized (losses) gains on investments	(267,990)	(12,458)	(38,203)	(104,068)	4,220
Net realized gains (losses) on extinguishment of debt	224	(3,950)	—	—	—
Net increase in net assets resulting from operations	103,362	346,339	319,020	220,856	190,904

Per Share Data
Net investment income(1)	$1.04	$1.03	$1.19	$1.57	$1.63
Net increase in net assets resulting from operations(1)	0.29	0.98	1.06	1.07	1.67
Dividends to shareholders	(1.00)	(1.19)	(1.32)	(1.28)	(1.22)
Net asset value at end of year	9.62	10.31	10.56	10.72	10.83

Balance Sheet Data
Total assets	$6,276,707	$6,798,054	$6,477,269	$4,448,217	$2,255,254
Total debt outstanding	2,707,465	2,983,736	2,773,051	1,683,002	664,138
Net assets	3,435,917	3,703,049	3,618,182	2,656,494	1,511,974

Other Data
Investment purchases for the year	$979,102	$1,867,477	$2,933,365	$3,103,217	$1,120,659
Investment sales and repayments for the year	$1,338,875	$1,411,562	$767,978	$931,534	$500,952
Number of portfolio companies at year end	125	131	142	124	85
Total return based on market value(2)	21.8%	(20.8%)	10.9%	6.2%	27.2%
Total return based on net asset value(2)	7.2%	11.5%	11.0%	10.9%	18.0%
Weighted average yield on debt portfolio at year end(3)	13.2%	12.7%	12.1%	13.6%	13.9%

(1)	Per share data is based on the weighted average number of common shares outstanding for the years presented (except for dividends to shareholders which is based on actual rate per share).

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

On May 15, 2007, we formed a wholly-owned subsidiary Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Our wholly-owned subsidiary Prospect Small Business Lending, LLC (“PSBL”) was formed on January 27, 2014 and purchases small business whole loans on a recurring basis from online small business loan originators, including OnDeck Capital, Inc. (“OnDeck”). On September 30, 2014, we formed a wholly-owned subsidiary Prospect Yield Corporation, LLC (“PYC”) and effective October 23, 2014, PYC holds our investments in collateralized loan obligations (“CLOs”). Each of these subsidiaries have been consolidated since operations commenced.
Effective July 1, 2014, we began consolidating certain of our wholly-owned and substantially wholly-owned holding companies formed by us in order to facilitate our investment strategy. The following companies have been included in our consolidated financial statements since July 1, 2014: AMU Holdings Inc. (“Airmall”); APH Property Holdings, LLC (“APH”); Arctic Oilfield Equipment USA, Inc.; CCPI Holdings Inc.; CP Holdings of Delaware LLC; Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC (“First Tower Delaware”); Harbortouch Holdings of Delaware Inc.; MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc.; NPH Property Holdings, LLC (“NPH”); STI Holding, Inc.; UPH Property Holdings, LLC (“UPH”); Valley Electric Holdings I, Inc.; Valley Electric Holdings II, Inc.; and Wolf Energy Holdings Inc. On October 10, 2014, concurrent with the sale of the operating company, our ownership increased to 100% of the outstanding equity of ARRM Services, Inc. which was renamed SB Forging Company, Inc. (“SB Forging”). As such, we began consolidating SB Forging on October 11, 2014. Effective May 23, 2016, in connection with the merger of American Property REIT Corp. (“APRC”) and United Property REIT Corp. (“UPRC”) with and into National Property REIT Corp. (“NPRC”), APH and UPH merged with and into NPH, and dissolved. We collectively refer to these entities as the “Consolidated Holding Companies.”
We are externally managed by our investment adviser, Prospect Capital Management L.P. (“Prospect Capital Management” or the “Investment Adviser”). Prospect Administration LLC (“Prospect Administration”), a wholly-owned subsidiary of the Investment Adviser, provides administrative services and facilities necessary for us to operate.
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
We currently have nine origination strategies in which we make investments: (1) lending in private equity sponsored transactions, (2) lending directly to companies not owned by private equity firms, (3) control investments in corporate operating companies, (4) control investments in financial companies, (5) investments in structured credit, (6) real estate investments, (7) investments in syndicated debt, (8) aircraft leasing and (9) online lending. We continue to evaluate other origination strategies in the ordinary course of business with no specific top-down allocation to any single origination strategy.

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
Real Estate Investments – We make investments in real estate through our wholly-owned tax-efficient real estate investment trust (“REIT”) NPRC, the surviving entity of the May 23, 2016 merger with APRC and UPRC. Our real estate investments are in various classes of fully developed and occupied real estate properties that generate current yields. We seek to identify properties that have historically high occupancy and steady cash flow generation. NPRC co-invests with established and experienced property managers that manage such properties after acquisition. This investment strategy has comprised approximately 5%-10% of our business.
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
Aircraft Leasing – We invest in debt as well as equity in aircraft assets subject to commercial leases to credit-worthy airlines across the globe. These investments present attractive return opportunities due to cash flow consistency from long-lived assets coupled with hard asset collateral. We seek to deliver risk-adjusted returns with strong downside protection by analyzing relative value characteristics across the spectrum of aircraft types of all vintages. Our target portfolio includes both in-production and out-of-production jet and turboprop aircraft and engines, operated by airlines across the globe. This strategy comprised approximately 1% of our business.
Online Lending – We make investments in loans originated by certain consumer loan and small and medium sized business (“SME”) loan facilitators. We purchase each loan in its entirety (i.e., a “whole loan”). The borrowers are consumers and SMEs. The loans are typically serviced by the facilitators of the loans. This investment strategy has comprised approximately 4%-7% of our business.
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

We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment in the holding company, generally as equity, its equity investment in the operating company and along with any debt from us directly to the operating company structure represents our total exposure for the investment. As of June 30, 2016, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $1,768,220 and $1,752,449, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Annual Report. On July 1, 2014, we began consolidating all wholly-owned and substantially wholly-owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There were no significant effects of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
Fourth Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended June 30, 2016, we acquired $62,930 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $214,370, funded $3,682 of revolver advances, and recorded paid in kind (“PIK”) interest of $13,056, resulting in gross investment originations of $294,038. During the three months ended June 30, 2016, we sold our investment in Harbortouch and sold down two investments to lower retained amounts, and received several partial prepayments and amortization payments totaling $383,460, including realized losses totaling $6,180. The more significant of these transactions are discussed in “Portfolio Investment Activity.”
Debt Issuances and Redemptions
During the three months ended June 30, 2016, we issued $13,573 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $13,403. These notes were issued with stated interest rates of 5.50% with a weighted average interest rate of 5.50%. These notes mature between April 15, 2021 and June 15, 2021. The following table summarizes the Prospect Capital InterNotes® issued during the three months ended June 30, 2016.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$13,573	5.50%	5.50%	April 15, 2021 – June 15, 2021
During the three months ended June 30, 2016, we repaid $3,300 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net gain on the extinguishment of Prospect Capital InterNotes® in the three months ended June 30, 2016 was $310.
On June 16, 2016, we entered into an at-the-market program with FBR Capital Markets & Co. through which we could sell, by means of at-the-market offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes. During the period from June 28, 2016 to June 30, 2016, we issued $1,380 in aggregate principal amount of our 2024 Notes for net proceeds of $1,247 after commissions and offering costs.
Equity Issuances
On April 21, 2016, May 19, 2016 and June 23, 2016, we issued 324,060, 338,027 and 331,367 shares of our common stock in connection with the dividend reinvestment plan, respectively.

“Spin-Offs” of Certain Business Strategies
We previously announced that we intend to unlock value by “spinning off” three “pure play” business strategies - our consumer online lending business, real estate business and structured credit business - to our shareholders in conjunction with rights offering capital raises in which existing Prospect shareholders could elect to participate in each offering or sell their rights. The goals of these “spin-offs” include leverage and earnings neutrality for Prospect. Our primary objective is to maximize the valuation of each offering (declining to proceed with any offering if we find any valuation not to be attractive). The size and likelihood of each of these dispositions, some of which are expected to be partial rather than complete spin-offs, remain to be determined, but we currently expect the collective size of these three dispositions, if any, to be 10% or less of our asset base. Any such dispositions cannot occur unless and until our application for exemptive relief is granted by the SEC. Should the SEC not grant our application for exemptive relief, these dispositions will not occur as initially planned.  The consummation of any of the dispositions also depends upon, among other things: market conditions, regulatory and exchange listing approval, and sufficient investor demand. There can be no assurance that we will consummate any of these dispositions.
Investment Holdings
As of June 30, 2016, we continue to pursue our investment strategy. At June 30, 2016, approximately $5,897,708, or 171.6%, of our net assets are invested in 125 long-term portfolio investments and CLOs.
During the year ended June 30, 2016, we originated $979,102 of new investments, primarily composed of $570,338 of debt and equity financing to non-controlled portfolio investments, $312,144 of debt and equity financing to controlled investments, and $96,620 of subordinated notes in CLOs. Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans, though we also continue to close select junior debt and equity investments. Our annualized current yield was 12.7% and 13.2% as of June 30, 2015 and June 30, 2016, respectively, across all performing interest bearing investments. The increase in our current yield is primarily due to market fluctuations and the resulting decline in our portfolio value. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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
As of June 30, 2016, we own controlling interests in the following portfolio companies: Arctic Energy Services, LLC (“Arctic Energy”); CCPI Inc. (“CCPI”); CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Aviation LLC (“Echelon”); Edmentum Ultimate Holdings, LLC (“Edmentum”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); Gulf Coast Machine & Supply Company (“Gulf Coast”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC) (“Nationwide”); NMMB, Inc.; R-V Industries, Inc. (“R-V”); USES Corp. (“USES”); Valley Electric Company, Inc. (“Valley Electric”); and Wolf Energy, LLC. We also own an affiliated interest in BNN Holdings Corp and Targus International, LLC (“Targus”).
The following shows the composition of our investment portfolio by level of control as of June 30, 2016 and June 30, 2015:

	June 30, 2016				June 30, 2015
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$1,768,220	29.0%	$1,752,449	29.7%	$1,894,644	28.9%	$1,974,202	29.9%
Affiliate Investments	10,758	0.2%	11,320	0.2%	45,150	0.7%	45,945	0.7%
Non-Control/Non-Affiliate Investments	4,312,122	70.8%	4,133,939	70.1%	4,619,582	70.4%	4,589,411	69.4%
Total Investments	$6,091,100	100.0%	$5,897,708	100.0%	$6,559,376	100.0%	$6,609,558	100.0%
The following shows the composition of our investment portfolio by type of investment as of June 30, 2016 and June 30, 2015:

	June 30, 2016				June 30, 2015
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Revolving Line of Credit	$13,274	0.2%	$13,274	0.2%	$30,546	0.5%	$30,546	0.5%
Senior Secured Debt	3,072,839	50.4%	2,941,722	50.0%	3,617,111	55.1%	3,533,447	53.5%
Subordinated Secured Debt	1,228,598	20.2%	1,209,604	20.5%	1,234,701	18.8%	1,205,303	18.2%
Subordinated Unsecured Debt	75,878	1.2%	68,358	1.2%	145,644	2.2%	144,271	2.2%
Small Business Loans	14,603	0.2%	14,215	0.2%	50,558	0.8%	50,892	0.8%
CLO Debt	—	—%	—	—%	28,613	0.4%	32,398	0.5%
CLO Residual Interest	1,083,540	17.9%	1,009,696	17.1%	1,072,734	16.4%	1,113,023	16.8%
Preferred Stock	139,320	2.3%	78,922	1.3%	41,047	0.6%	4,361	0.1%
Common Stock	298,033	4.9%	315,587	5.4%	181,404	2.8%	164,984	2.5%
Membership Interest	159,417	2.6%	167,389	2.8%	148,192	2.3%	278,537	4.2%
Participating Interest(1)	—	—%	70,609	1.2%	—	—%	42,787	0.6%
Escrow Receivable	3,916	0.1%	6,116	0.1%	7,144	0.1%	5,984	0.1%
Warrants	1,682	0.0%	2,216	—	1,682	—%	3,025	—%
Total Investments	$6,091,100	100.0%	$5,897,708	100.0%	$6,559,376	100.0%	$6,609,558	100.0%

(1)	Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.
The following shows our investments in interest bearing securities by type of investment as of June 30, 2016 and June 30, 2015:

	June 30, 2016				June 30, 2015
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien	$3,079,689	56.1%	$2,948,572	56.1%	$3,642,761	58.9%	$3,559,097	58.3%
Second Lien	1,235,022	22.5%	1,216,028	23.1%	1,239,597	20.0%	1,210,199	19.8%
Unsecured	75,878	1.4%	68,358	1.3%	145,644	2.4%	144,271	2.4%
Small Business Loans	14,603	0.3%	14,215	0.3%	50,558	0.8%	50,892	0.8%
CLO Debt	—	—%	—	—%	28,613	0.5%	32,398	0.5%
CLO Residual Interest	1,083,540	19.7%	1,009,696	19.2%	1,072,734	17.4%	1,113,023	18.2%
Total Debt Investments	$5,488,732	100.0%	$5,256,869	100.0%	$6,179,907	100.0%	$6,109,880	100.0%

The following shows the composition of our investment portfolio by geographic location as of June 30, 2016 and June 30, 2015:

	June 30, 2016				June 30, 2015
Geographic Location	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Canada	$15,000	0.2%	$8,081	0.1%	$15,000	0.2%	$15,000	0.2%
Cayman Islands	1,083,540	17.8%	1,009,696	17.1%	1,101,347	16.8%	1,145,421	17.3%
France	9,756	0.2%	9,015	0.2%	10,145	0.2%	9,734	0.2%
MidWest US	804,515	13.2%	849,029	14.4%	749,036	11.4%	767,419	11.6%
NorthEast US	838,331	13.8%	824,408	13.9%	1,085,569	16.6%	1,151,510	17.4%
NorthWest US	41,317	0.7%	40,122	0.7%	—	—%	—	—%
Puerto Rico	40,516	0.7%	40,516	0.7%	40,911	0.6%	37,539	0.6%
SouthEast US	1,498,976	24.6%	1,531,944	26.0%	1,609,956	24.5%	1,661,477	25.1%
SouthWest US	586,701	9.6%	486,695	8.3%	762,454	11.6%	693,138	10.5%
Western US	1,172,448	19.2%	1,098,202	18.6%	1,184,958	18.1%	1,128,320	17.1%
Total Investments	$6,091,100	100.0%	$5,897,708	100.0%	$6,559,376	100.0%	$6,609,558	100.0%

The following shows the composition of our investment portfolio by industry as of June 30, 2016 and June 30, 2015:

	June 30, 2016				June 30, 2015
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$67,518	1.1%	$69,836	1.2%	$70,860	1.1%	$78,675	1.2%
Business Services	249,482	4.1%	246,960	4.2%	646,021	9.8%	711,541	10.8%
Chemicals	4,967	0.1%	4,819	0.1%	4,963	0.1%	5,000	0.1%
Commercial Services	247,144	4.1%	219,988	3.7%	245,913	3.8%	241,620	3.6%
Construction & Engineering	60,436	1.0%	31,091	0.5%	58,837	0.9%	30,497	0.4%
Consumer Finance	449,203	7.4%	474,652	8.0%	426,697	6.5%	486,977	7.4%
Consumer Services	194,554	3.1%	197,346	3.2%	190,037	2.9%	190,216	2.9%
Diversified Financial Services	115,648	1.9%	115,648	2.0%	120,327	1.8%	119,919	1.8%
Durable Consumer Products	457,075	7.5%	453,795	7.7%	439,172	6.7%	422,033	6.4%
Food Products	287,626	4.7%	283,172	4.8%	282,185	4.3%	281,365	4.3%
Healthcare	307,136	5.0%	308,345	5.2%	435,893	6.6%	434,446	6.6%
Hotels, Restaurants & Leisure	139,813	2.3%	139,954	2.4%	177,748	2.7%	177,926	2.7%
Machinery	330	—%	511	—%	376	—%	563	—%
Manufacturing	219,503	3.6%	180,546	3.1%	163,380	2.5%	126,921	1.9%
Media	371,440	6.1%	357,864	6.1%	361,825	5.5%	350,365	5.3%
Metal Services & Minerals	9,934	0.2%	8,701	0.1%	25,670	0.4%	23,745	0.4%
Oil and Gas Production	5,460	0.1%	6,138	0.1%	3,000	—%	22	—%
Oil and Gas Services	286,105	4.7%	165,091	2.8%	289,803	4.4%	246,817	3.7%
Online Lending	406,931	6.7%	377,385	6.4%	263,958	4.0%	260,526	3.9%
Personal & Nondurable Consumer Products	213,585	3.5%	193,054	3.3%	213,796	3.4%	193,046	2.9%
Pharmaceuticals	70,739	1.2%	70,739	1.2%	74,951	1.1%	74,588	1.1%
Property Management	3,916	0.1%	3,900	0.1%	5,880	0.1%	3,814	0.1%
Real Estate	335,048	5.5%	480,763	8.2%	412,080	6.3%	465,196	7.0%
Retail	—	—%	—	—%	63	—%	260	—%
Software & Computer Services	153,485	2.5%	151,192	2.6%	217,429	3.3%	217,472	3.3%
Telecommunication Services	4,392	0.1%	4,392	0.1%	4,573	0.1%	4,595	0.1%
Textiles, Apparel & Luxury Goods	278,552	4.5%	278,552	4.7%	252,200	3.8%	252,200	3.8%
Transportation	67,538	1.1%	63,578	1.1%	70,392	1.1%	63,792	1.0%
Subtotal	$5,007,560	82.2%	$4,888,012	82.9%	$5,458,029	83.2%	$5,464,137	82.7%
Structured Finance(1)	1,083,540	17.8%	1,009,696	17.1%	1,101,347	16.8%	1,145,421	17.3%
Total Investments	$6,091,100	100.0%	$5,897,708	100.0%	$6,559,376	100.0%	$6,609,558	100.0%

(1)	Our CLO investments do not have industry concentrations and as such have been separated in the table above.

Portfolio Investment Activity
During the year ended June 30, 2016, we acquired $375,409 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $573,338, funded $9,824 of revolver advances, and recorded PIK interest of $20,531, resulting in gross investment originations of $979,102. The more significant of these transactions are briefly described below.
On July 1, 2015, we provided $31,000 of first lien senior secured financing to Intelius, Inc. (“Intelius”), an online information commerce company, of which $30,200 was funded at closing. On August 11, 2015, we made a $13,500 follow-on first lien senior secured debt investment in Intelius, of which $13,000 was funded at closing, to support an acquisition. The $21,500 Term Loan A note bears interest at the greater of 6.5% or LIBOR plus 5.5% and has a final maturity of July 1, 2020. The $21,500 Term Loan B note bears interest at the greater of 12.5% or LIBOR plus 11.5% and has a final maturity of July 1, 2020. The $1,500 senior secured revolver, which was not funded at closing, bears interest at 9.5% or LIBOR plus 8.5% and has a final maturity of August 11, 2016.
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
On November 9, 2015 and December 28, 2015, we made a combined $30,100 follow-on first lien senior secured debt investment in System One Holdings, LLC (“System One”), to support an acquisition. The first lien term loan bears interest at the greater of 11.25% or LIBOR plus 10.5% and has a final maturity of November 17, 2020.

On December 3, 2015, we provided $245,900 of first lien senior secured debt to Broder Bros., Co. (“Broder”), a leading distributor of imprintable sportswear and accessories in the United States. We invested $122,950 in Term Loan A and $122,950 in Term Loan B Notes. Term Loan A bears interest at the greater of 7.0% or LIBOR plus 5.75% and has a final maturity of June 3, 2021. Term Loan B bears interest at the greater of 13.50% or LIBOR plus 12.25% and has a final maturity of June 3, 2021. As part of the recapitalization, we sold $5,000 and received a repayment of $245,900 of the previous loan outstanding. We realized no gain or loss on the sale.
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
On April 29, 2016, we invested an additional $25,000 of Senior Secured Term Loan A and $25,000 of Senior Secured Term Loan B debt investments in Trinity Services Group, Inc. (“Trinity”).
On April 29, 2016, through our delayed draw term loan commitment with Instant Web, LLC, we funded $8,000 of Senior Secured Term Loan A and $8,000 of Senior Secured Term Loan B.
During the period from May 18, 2016 through June 22, 2016, we made $34,726 of follow-on first lien senior secured debt investments in Empire Today, LLC.
On June 7, 2016, we made a $19,000 second lien secured investment in Generation Brands Holdings, Inc., a leading designer and provider of lighting fixtures for commercial and residential applications. The second lien term loan bears interest at the greater of 11.0% or LIBOR plus 10.0% and has a final maturity of December 10, 2022.
On June 8, 2016, we made a $17,000 first lien senior secured investment in Inpatient Care Management Company, LLC (“Inpatient Care”), a company providing general surgery services to hospitals with a focus on emergency care. The first lien term loan bears interest at the greater of 11.5% or LIBOR plus 10.5% and has a final maturity of June 8, 2021.
During the period from June 10, 2016 through June 29, 2016, we collectively invested an additional $11,109 of second lien senior secured debt in NCP Finance Limited Partnership.
During the period from June 15, 2016 through June 29, 2016, we provided additional $3,500 debt financing to USES and its subsidiaries in the form of additional Term Loan A debt and, in connection with this debt financing, USES issued to us 268,962 shares of its common stock representing a 99.96% common equity ownership interest in USES. Therefore, USES became a controlled company on June 30, 2016.
On June 17, 2016, we made a $25,000 follow-on second lien secured debt investment in Instant Web, LLC.
Effective May 23, 2016, APRC and UPRC merged with and into NPRC, to consolidate all of our real estate holdings, with NPRC as the surviving entity. APRC and UPRC have been dissolved. No gain or loss was recognized upon the merger.
During the year ended June 30, 2016, we made 29 follow-on investments in NPRC totaling $243,584 to support the online consumer lending initiative. We invested $41,118 of equity through NPH and $202,466 of debt directly to NPRC and its wholly-owned subsidiaries. We also provided $12,449 of equity financing to NPRC, $9,017 of which was for the acquisition of Orchard Village Apartments, a multi-family property located in Aurora, Illinois, and $3,432 to fund capital expenditures for existing properties.
During the period from July 1, 2015 through May 23, 2016, we provided $2,268 of equity financing to APRC, and $4,484 debt and $3,047 of equity financing to UPRC to fund capital expenditures for existing properties.
During the year ended June 30, 2016, we purchased $68,799 of small business whole loans from OnDeck.

During the year ended June 30, 2016, we received full repayments on eleven investments, sold five investments in addition to five partial sales, and received several partial prepayments and amortization payments totaling $1,338,875, net of realized losses totaling $24,417. The more significant of these transactions are briefly described below.
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
On September 25, 2015, we sold an additional 8.39% of the total outstanding principal balance of the senior secured Term Loan A investment in InterDent for $10,516. We realized no gain or loss on the sale.
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
On March 22, 2016 and March 24, 2016, United Sporting Company, Inc. partially repaid the $17,391 loan receivable to us.
During the year ended June 30, 2016, we sold our $16,100 debt investment in ICON Health and Fitness, Inc (“ICON”). We realized a loss of $1,170 on the sale.
During the year ended June 30, 2016, our remaining investment in New Century Transportation, Inc. was written-off for tax purposes and a loss of $187 was realized.
During the year ended June 30, 2016, our remaining investment in Wind River Resources Corporation (“Wind River”) was written-off for tax purposes and a loss of $3,000 was realized.
During the period from May 3, 2016 through May 10, 2016, we collectively sold 72.10% of the outstanding principal balance of the Senior Secured Term Loan A investment in Trinity for $25,000. There was no gain or loss realized on the sale.
On May 31, 2016, we sold our investment in Harbortouch Payments, LLC (“Harbortouch”) for total consideration of $328,032, including fees and escrowed amounts. Prior to the sale, $154,382 of Senior Secured Term Loan B loan outstanding was converted to preferred equity. We received a repayment of $146,989 loans receivable to us and $157,639 of proceeds related to the equity investment. We recorded a realized loss of $5,419 related to the sale. We also received a $5,145 prepayment premium for early repayment of the outstanding loans, which was recorded as interest income in the year ended June 30, 2016 and a $12,909 advisory fee for the transaction, which was recorded as other income in the year ended June 30, 2016. In addition, there is $5,350 being held in escrow which will be recognized as additional realized gain if and when it is received. Concurrent with the sale, we made a $27,500 second lien secured investment in Harbortouch.
During the year ended June 30, 2016, we received partial repayments of $115,532 of our loans previously outstanding and $12,396 as a return of capital on our equity investment in NPRC.
During the period from July 1, 2015 through May 23, 2016, we received a partial repayment of $29,703 of our loan previously outstanding with APRC and recorded $11,016 of dividend income from APRC in connection with the sale of its Vista Palma Sola (“Vista”) property.
During the period from July 1, 2015 through May 23, 2016, we received a partial repayment of $7,567 of our loan previously outstanding with UPRC.
The following table provides a summary of our investment activity for each quarter within the three years ending June 30, 2016:

Quarter Ended	Acquisitions(1)	Dispositions(2)
September 30, 2013	537,851	145,176
December 31, 2013	608,154	255,238
March 31, 2014	1,343,256	197,947
June 30, 2014	444,104	169,617

September 30, 2014	714,255	690,194
December 31, 2014	522,705	224,076
March 31, 2015	219,111	108,124
June 30, 2015	411,406	389,168

September 30, 2015	345,743	436,919
December 31, 2015	316,145	354,855
March 31, 2016	23,176	163,641
June 30, 2016	294,038	383,460

(1)	Includes investments in new portfolio companies, follow-on investments in existing portfolio companies, refinancings and PIK interest.

(2)	Includes sales, scheduled principal payments, prepayments and refinancings.
Investment Valuation
In determining the range of values for debt instruments, except CLOs and debt investments in controlling portfolio companies, management and the independent valuation firm estimated corporate and security credit ratings and identified corresponding yields to maturity for each loan from relevant market data. A discounted cash flow analysis was then prepared using the appropriate yield to maturity as the discount rate, to determine a range of values. In determining the range of values for debt investments of controlled companies and equity investments, the enterprise value was determined by applying earnings before income tax, depreciation and amortization (“EBITDA”) multiples, the discounted cash flow technique, net income and/or book value multiples for similar guideline public companies and/or similar recent investment transactions. For stressed equity investments, a liquidation analysis was prepared. During the year ended June 30, 2016, we changed the valuation methodology for our REITs portfolio (American Property REIT Corp. (“APRC”), National Property REIT Corp. (“NPRC”), and United Property REIT Corp. (“UPRC”)) from averaging the net asset value and dividend yield method to averaging the net asset value and discounted cash flow method utilizing capitalization rates for similar guideline companies and/or similar recent investment transactions.

In determining the range of values for our investments in CLOs, management and the independent valuation firm used a discounted cash flow model. The valuations were accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view as well as to determine an appropriate call date. For each CLO security, the most appropriate valuation approach was chosen from alternative approaches to ensure the most accurate valuation for such security. To value a CLO, both the assets and the liabilities of the CLO capital structure are modeled. Our valuation agent utilizes additional methods to validate the results from the discounted cash flow method, such as Monte Carlo simulations of key model variables, analysis of relevant data observed in the CLO market, and review of certain benchmark credit indices. A waterfall engine was used to store the collateral data, generate collateral cash flows from the assets based on various assumptions for the risk factors, distribute the cash flows to the liability structure based on the payment priorities, and discount them back using proper discount rates to expected maturity or call date.
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these analyses, applied to each investment, was a total valuation of $5,897,708.
Our portfolio companies are generally lower middle market companies, outside of the financial sector, with less than $100,000 of annual earnings before income tax, depreciation and amortization (“EBITDA”). We believe our market has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
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
On June 15, 2012, we acquired 80.1% of First Tower businesses As of June 30, 2016, First Tower had $432,639 of finance receivables net of unearned charges. As of June 30, 2016, First Tower’s total debt outstanding to parties senior to us was $365,448.
The Board of Directors decreased the fair value of our investment in First Tower to $352,666, representing a premium of 8% to its amortized cost basis, as of June 30, 2016, from $365,950, representing a premium of 15% to its amortized cost basis, as of June 30, 2015. The decline in fair value was driven by higher credit losses and reserves for insurance losses, as well as an increase in operating costs. First Tower’s operating costs were higher due to growth in loan originations as the company expands in newer states.

Freedom Marine Solutions, LLC
Prospect owns 100% of the equity of Energy Solutions, a Consolidated Holding Company. Energy Solutions owns 100% of Freedom Marine. Freedom Marine owns 100% of each of Vessel Company, LLC, Vessel Company II, LLC, and Vessel Company III, LLC. Freedom Marine owns, manages, and operates offshore supply vessels to provide transportation and support services for the oil and gas exploration and production industries in the Gulf of Mexico.
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
The Board of Directors decreased the fair value of our investment in Freedom Marine to $26,618 as of June 30, 2016, a discount of $14,192 to its amortized cost, compared to the $12,722 unrealized depreciation recorded at June 30, 2015. The decline in fair value was driven by the challenging environment for the oil and gas industry, which in turn decreased demand for Freedom Marine’s vessels.

Gulf Coast Machine & Supply Company
We own 100% of the preferred equity of Gulf Coast. Gulf Coast is a provider of value-added forging solutions to energy and industrial end markets.
On November 8, 2013, Gulf Coast issued $25,950 of convertible preferred stock to Prospect (representing 99.9% of the voting securities of Gulf Coast) in exchange for crediting the same amount to the first lien term loan previously outstanding, leaving a first lien loan balance of $15,000. As of June 30, 2016, Gulf Coast’s total debt outstanding to parties senior to us was $42,865.
Due to the continued depressed energy markets coupled with lower steel prices and lower margins from increased competition in non-oil and gas forging markets, the Board of Directors slightly decreased the fair value of our investment in Gulf Coast to $7,312 as of June 30, 2016, a discount of $53,063 to its amortized cost, compared to the $45,032 unrealized depreciation recorded at June 30, 2015.

National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly-owned subsidiaries, NPRC invests in online consumer loans. Effective May 23, 2016, APRC and UPRC merged with and into NPRC, to consolidate all of our real estate holdings, with NPRC as the surviving entity. As of June 30, 2016, we own 100% of the fully-diluted common equity of NPRC.
During the period from July 1, 2015 through May 23, 2016, we provided $2,268 of equity financing to APRC to fund capital expenditures for existing properties. In addition, during the period, we received a partial repayment of $29,703 of our loan previously outstanding and recorded $11,016 of dividend income in connection with the sale of Vista Palma Sola property.
During the period from July 1, 2015 through May 23, 2016, we provided $4,484 and $3,047 of debt and equity financing, respectively, to UPRC to fund capital expenditures for existing properties. In addition, during the period from July 1, 2015 through June 30, 2016, we received a partial repayment of $7,567 of our loan previously outstanding.
During the year ended June 30, 2016, we provided $9,017 of equity financing to NPRC for the acquisition of real estate properties and $3,433 of equity financing to NPRC to fund capital expenditures for existing properties. In addition, during the year ended June 30, 2016, we received partial repayments of $63,271 of our loans previously outstanding.
During the year ended June 30, 2016, we provided $202,466 and $41,118 of debt and equity financing, respectively, to NPRC to enable certain of its wholly-owned subsidiaries to invest in online consumer loans. In addition, during the year ended June 30, 2016, we received partial repayments of $52,260 of our loans previously outstanding with NPRC and its wholly-owned subsidiaries and $12,396 as a return of capital on our equity investment in NPRC.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 18 to 84 months. As of June 30, 2016, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 91,721 individual loans and had an aggregate fair value of $674,423. The average outstanding individual loan balance is approximately $8 and the loans mature on dates ranging from October 31, 2016 to August 1, 2023 with a weighted- average outstanding term of 33 months as of June 30, 2016. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 22.0%.
As of June 30, 2016, based on outstanding principal balance, 9.3% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation score, “FICO score”, of 720 or greater), 24.8% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 65.9% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659).

Loan Type	Outstanding Balance	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$66,152	4.0% - 36.0%	11.7%
Prime	175,899	5.3% - 36.0%	14.9%
Near Prime	467,106	6.0% - 36.0%	26.2%
*Based on outstanding principal of the unsecured consumer loans.

As of June 30, 2016, our investment in NPRC had an amortized cost of $727,376 and a fair value of $843,933, including $363,170 of fair value related to our investment in the online consumer loan subsidiary as discussed above. The remaining fair value of $480,763 relates to NPRC’s real estate portfolio was comprised of thirty eight multi-families properties, twelve self-storage units and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of June 30, 2016.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding

1	1557 Terrell Mill Road, LLC	Marietta, GA	12/28/2012	$23,500	$14,897
2	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	20,402
3	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
4	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,375
5	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,845
6	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,700
7	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,550
8	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	14,092
9	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
10	Plantations at Hillcrest, LLC	Mobile, AL	1/17/2014	6,930	4,881
11	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	8,126
12	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
13	146 Forest Parkway, LLC	Forest Park, GA	10/24/2012	7,400	—
14	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	46,700
15	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	181,707
16	APH Carroll 41, LLC	Marietta, GA	11/1/2013	30,600	32,713
17	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	19,964
18	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	23,354
19	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	33,026
20	Uptown Park Apartments II, LLC	Altamonte Springs, FL	11/19/2013	36,590	29,839
21	Mission Gate II, LLC	Plano, TX	11/19/2013	47,621	41,711
22	St. Marin Apartments II, LLC	Coppell, TX	11/19/2013	73,078	62,552
23	APH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	28,100
24	APH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,766
25	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
26	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
27	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
28	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
29	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
30	Ann Arbor Kalamazoo Self Storage, LLC	Scio, MI	8/29/2014	8,927	6,695
31	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
32	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
33	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
34	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
35	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding

36	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
37	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
38	Atlanta Eastwood Village LLC	Stockbridge, GA	12/12/2013	25,957	19,785
39	Atlanta Monterey Village LLC	Jonesboro, GA	12/12/2013	11,501	9,193
40	Atlanta Hidden Creek LLC	Morrow, GA	12/12/2013	5,098	3,619
41	Atlanta Meadow Springs LLC	College Park, GA	12/12/2013	13,116	10,180
42	Atlanta Meadow View LLC	College Park, GA	12/12/2013	14,354	11,141
43	Atlanta Peachtree Landing LLC	Fairburn, GA	12/12/2013	17,224	13,575
44	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
45	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	74,286
46	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	10,440
47	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	11,000
48	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	20,142
49	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	10,080
50	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	10,480
51	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	15,480
52	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	12,240
53	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	8,040
				$1,200,441	$972,796
The Board of Directors increased the fair value of our investment in NPRC to $843,933 as of June 30, 2016, a premium of $116,557 from its amortized cost, compared to the $49,350 unrealized appreciation, inclusive of APRC and UPRC, recorded at June 30, 2015. This increase is primarily due to improved operating performance at the property level and selected cap rates, partially offset by a decline in our online lending portfolio value resulting from an increase in delinquent loans.
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
The Board of Directors decreased the fair value of our investment in NMMB to $10,007, representing a discount of 58% to its amortized cost basis, as of June 30, 2016, from $12,052, representing a discount of 49% to its amortized cost basis, as of June 30, 2015. The decrease in fair value was driven by declining revenues from NMMB’s print business. The impact of this decline was partially offset by increases in gross profit and EBITDA margins as well as by growth in the digital and out-of-home advertising business lines.
USES Corp.
On June 15, 2016, we provided additional $1,300 debt financing to USES and its subsidiaries in the form of additional Term Loan A debt and, in connection with such Term Loan A debt financing, USES issued to us 99,900 shares of its common stock.  On June 29, 2016, we provided additional $2,200 debt financing to USES and its subsidiaries in the form of additional Term Loan A debt and, in connection with such Term Loan A debt financing, USES issued to us 169,062 shares of its common stock.  As a result of such debt financing and recapitalization, as of June 29, 2016, we held  268,962 shares of USES common stock representing a 99.96% common equity ownership interest in USES.
We own 99.96% of USES as of June 30, 2016. USES provides industrial and environmental services in the Gulf States region. The company offers industrial services, such as tank and chemical cleaning, hydro blasting, waste management, vacuum, safety training, turnaround management, and oilfield. It also offers response/remediation services, including hazardous and non-hazardous material emergency response, oil spill response, industrial fire suppression, disaster response, remediation, demolition and safety training. The company serves pulp paper, oil and gas production, utilities, transportation, refinery, petrochemical, shipping, manufacturing, government, engineering, consulting, spill management and chemical industries.
The first half of 2016 saw the company’s revenue suffer due to a pull back in capital and maintenance spending across the energy sector. In addition the company did not benefit from any large emergency response projects. As a result a number of changes have been made to position the company for growth again. The Company has replaced the CEO and CFO. Under the new leadership, the company is now operating under a right sized cost structure. The company is also improving its fleet of equipment with support from Prospect and other financing sources. Management has implemented a new sales strategy that is helping build the company’s revenue backlog across multiple end markets and service lines.

Due to the softening of the energy markets partially offset by increased margins on projects, the Board of Directors determined the fair value of our investment in USES to be $40,286 as of June 30, 2016, a discount of $21,440 from its amortized cost, compared to the $4,293 unrealized depreciation recorded at June 30, 2015.
Valley Electric Company, Inc.
We own 94.99% of Valley Electric as of June 30, 2016. Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc. (“Valley”). Valley is a leading provider of specialty electrical services in the state of Washington and is among the top 50 electrical contractors in the U.S. The company, with its headquarters in Everett, Washington, offers a comprehensive array of contracting services, primarily for commercial, industrial, and transportation infrastructure applications, including new installation, engineering and design, design-build, traffic lighting and signalization, low to medium voltage power distribution, construction management, energy management and control systems, 24-hour electrical maintenance and testing, as well as special projects and tenant improvement services. Valley was founded in 1982 by the Ward family, who held the company until the end of 2012.
On December 31, 2012, we acquired 96.3% of the outstanding shares of Valley. On June 24, 2014, Prospect and management of Valley formed Valley Electric and contributed their shares of Valley stock to Valley Electric. Valley management made an additional equity investment in Valley Electric, reducing our ownership to 94.99%.
In early 2016, Valley’s project backlog and revenue steadily improved primarily due to a more robust construction market in the state of Washington and successful project execution.
Due to the softening of the energy markets partially offset by increased project margins, the Board of Directors determined the fair value of our investment in Valley Electric to be $31,091 as of June 30, 2016, a discount of $29,345 from its amortized cost, compared to the $28,340 unrealized depreciation recorded at June 30, 2015.
Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Several of our controlled companies experienced such volatility and we recorded corresponding fluctuations in valuations during the year ended June 30, 2016. See above for discussions regarding the fluctuations in NPRC, First Tower Finance, USES, NMMB, Freedom Marine and Valley Electric. During the year ended June 30, 2016, the value of our investments in Arctic Energy, CP Energy and Gulf Coast decreased by $22,024, $12,188 and $8,031, respectively, as a result of depressed earnings resulting from softness of the energy markets; Echelon decreased by $5,166 due to aircraft sale proceeds and resulting dividend distribution; and R-V decreased by $3,017 due to lower sales profitability. In total, ten of the controlled investments are valued at the original investment amounts or higher, and seven of the controlled investments have been valued at discounts to the original cost basis. Overall, at June 30, 2016, control investments are valued at $15,771 below their amortized cost.
We hold two affiliate investments at June 30, 2016. Our affiliate portfolio companies did not experience a significant change in valuation during the year ended June 30, 2016. Overall, at June 30, 2016, affiliate investments are valued at $562 above their amortized cost.
With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. Non-control/non-affiliate investments did not experience significant changes and are generally performing as expected or better. Two of our non-control/non-affiliate investments, Ark-La-Tex Wireline Services (“Ark-La-Tex”), LLC and Spartan Energy Services, Inc. (“Spartan”), are valued at a discount to amortized cost of $32,548 and $14,240, respectively, due to a decline in operating results from softness of the energy markets. During the year ended June 30, 2016, the value of our CLO residual interest investments decreased by $114,133 primarily due to non-credit related changes in the capital markets impacting the underlying collateral and increasing our discount rate by 404 bps inclusive of new investments. Overall, at June 30, 2016, non-control/non-affiliate investments are valued $57,551 below their amortized cost, excluding our investments in Ark-La-Tex, Spartan, and CLO investments, as the remaining companies are generally performing as or better than expected.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of June 30, 2016 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in February 2011, April 2012, August 2012, December 2012 and April 2014; Public Notes which we issued in March 2013, April 2014, December 2015, and from time to time, through our Baby Bond Program; and Prospect Capital InterNotes® which we issue from time to time. Our equity capital is comprised entirely of common equity.
The following table shows the maximum draw amounts and outstanding borrowings of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2016 and June 30, 2015.

	June 30, 2016		June 30, 2015
	Maximum Draw Amount	Amount Outstanding	Maximum Draw Amount	Amount Outstanding
Revolving Credit Facility	$885,000	$—	$885,000	$368,700
Convertible Notes	1,089,000	1,089,000	1,239,500	1,239,500
Public Notes	709,657	709,657	548,094	548,094
Prospect Capital InterNotes®	908,808	908,808	827,442	827,442
Total	$3,592,465	$2,707,465	$3,500,036	$2,983,736
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2016.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$—	$—	$—	$—	$—
Convertible Notes	1,089,000	167,500	529,500	392,000	—
Public Notes	709,657	—	—	300,000	409,657
Prospect Capital InterNotes®	908,808	8,819	257,198	360,599	282,192
Total Contractual Obligations	$2,707,465	$176,319	$786,698	$1,052,599	$691,849

The Convertible Notes due August 15, 2016, with an outstanding balance of $167,500 at June 30, 2016, were paid on August 15, 2016 from cash-on-hand, primarily generated from the sale of Harbortouch.

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
Historically, we have funded a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock, subscription rights, and warrants and units to purchase such securities in an amount up to $5,000,000 less issuances to date. As of June 30, 2016, we can issue up to $4,807,503 of additional debt and equity securities in the public market under this shelf registration. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.
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
On August 29, 2014, we renegotiated the 2012 Facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility” and collectively with the 2012 Facility, the “Revolving Credit Facility”). The lenders have extended commitments of $885,000 under the 2014 Facility as of June 30, 2016. The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.
The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of June 30, 2016, we were in compliance with the applicable covenants.
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

As of June 30, 2016 and June 30, 2015, we had $538,456 and $721,800, respectively, available to us for borrowing under the Revolving Credit Facility, of which the amount outstanding was $0 and $368,700, respectively. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $885,000. As of June 30, 2016, the investments, including cash and money market funds, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,373,569, which represents 22.1% of our total investments, including cash and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $12,405 of new fees and $3,539 of fees carried over for continuing participants from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, of which $7,525 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of June 30, 2016. During the year ended June 30, 2015, in accordance with ASC 470-50, we expensed $332 of fees relating to credit providers in the 2012 Facility who did not commit to the 2014 Facility.

During the years ended June 30, 2016, 2015 and 2014, we recorded $13,213, $14,424, and $12,216, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On February 18, 2011, we issued $172,500 aggregate principal amount of convertible notes that mature on August 15, 2016 (the “2016 Notes”), unless previously converted or repurchased in accordance with their terms. The 2016 Notes bear interest at a rate of 5.50% per year, payable semi-annually on February 15 and August 15 of each year, beginning August 15, 2011. Total proceeds from the issuance of the 2016 Notes, net of underwriting discounts and offering costs, were $167,325. Between January 30, 2012 and February 2, 2012, we repurchased $5,000 aggregate principal amount of the 2016 Notes at a price of 97.5, including commissions. The transactions resulted in our recognizing $10 of loss in the year ended June 30, 2012. The 2016 Notes were repaid on maturity of August 15, 2016, after our June 30, 2016 fiscal year end.
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

	2016 Notes	2017 Notes	2018 Notes	2019 Notes	2020 Notes
Initial conversion rate(1)	78.3699	85.8442	82.3451	79.7766	80.6647
Initial conversion price	$12.76	$11.65	$12.14	$12.54	$12.40
Conversion rate at June 30, 2016(1)(2)	80.2196	87.7516	84.1497	79.8360	80.6670
Conversion price at June 30, 2016(2)(3)	$12.47	$11.40	$11.88	$12.53	$12.40
Last conversion price calculation date	2/18/2016	4/16/2016	8/14/2015	12/21/2015	4/11/2016
Dividend threshold amount (per share)(4)	$0.101150	$0.101500	$0.101600	$0.110025	$0.110525

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at June 30, 2016 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

(4)
The conversion rate is increased if monthly cash dividends paid to common shares exceed the monthly dividend threshold amount, subject to adjustment. Current dividend rates are below the minimum dividend threshold amount for further conversion rate adjustments for all bonds.

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
In connection with the issuance of the Convertible Notes, we incurred $34,629 of fees which are being amortized over the terms of the notes, of which $14,639 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of June 30, 2016.
During the years ended June 30, 2016, 2015 and 2014, we recorded $68,966, $74,365 and $58,042, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
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
On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043.On June 16, 2016, we entered into an at-the-market program with FBR Capital Markets & Co. through which we could sell, by means of at-the-market offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes. During the period from June 28, 2016 to June 30, 2016, we issued $1,380 in aggregate principal amount of our 2024 Notes for net proceeds of $1,247 after commissions and offering costs.
The 2022 Notes, the 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes, we incurred $13,109 of fees which are being amortized over the term of the notes, of which $10,289 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of June 30, 2016.
During the years ended June 30, 2016, 2015 and 2014, we recorded $36,859, $37,063, and $25,988, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the year ended June 30, 2016, we issued $88,435 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $87,141. These notes were issued with stated interest rates ranging from 4.625% to 6.00% with a weighted average interest rate of 5.18%. These notes mature between July 15, 2020 and December 15, 2025. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2016.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$51,503	4.625%–6.00%	5.12%	July 15, 2020 – June 15, 2021
6.5	35,155	5.10%–5.25%	5.25%	January 15, 2022 – May 15, 2022
7	990	5.625%–6.00%	5.77%	November 15, 2022 – December 15, 2022
10	787	5.125%–6.00%	5.33%	November 15, 2025 – December 15, 2025
	$88,435

During the year ended June 30, 2015, we issued $125,696 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $123,641. These notes were issued with a stated interest rates ranging from 3.375% to 5.10% with a weighted average interest rate of 4.65%. These notes mature between May 15, 2020 and June 15, 2022. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2015.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5.25	$7,126	4.625%	4.625%	August 15, 2020 – September 15, 2020
5.5	106,364	4.25%–4.75%	4.63%	May 15, 2020 – November 15, 2020
6	2,197	3.375%	3.375%	April 15, 2021 – May 15, 2021
6.5	3,912	5.10%	5.10%	December 15, 2021
7	6,097	5.10%	5.10%	May 15, 2022 – June 15, 2022
	$125,696		0.051

During the year ended June 30, 2016, we repaid $7,069 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net gain on the extinguishment of Prospect Capital InterNotes® in the year ended June 30, 2016 was $215. The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2016.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,109	4.00%	4.00%	April 15, 2017
4	45,690	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	259,191	4.25%–5.75%	4.95%	July 15, 2018 – June 15, 2021
5.2	4,440	4.625%	4.625%	August 15, 2020 – September 15, 2020
5.3	2,686	4.625%	4.625%	September 15, 2020
5.4	5,000	4.75%	4.75%	August 15, 2019
5.5	109,808	4.25%–5.00%	4.65%	February 15, 2019 – November 15, 2020
6	2,197	3.375%	3.375%	April 15, 2021 – May 15, 2021
6.5	40,867	5.10%–5.50%	5.24%	February 15, 2020 – May 15, 2022
7	192,076	4.00%–6.55%	5.13%	June 15, 2019 – December 15, 2022
7.5	1,996	5.75%	5.75%	February 15, 2021
10	37,533	3.62%–7.00%	6.11%	March 15, 2022 – December 15, 2025
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,325	5.25%–6.00%	5.36%	May 15, 2028 – November 15, 2028
18	22,303	4.125%–6.25%	5.53%	December 15, 2030 – August 15, 2031
20	4,462	5.625%–6.00%	5.89%	November 15, 2032 – October 15, 2033
25	35,110	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	116,327	5.50%–6.75%	6.23%	November 15, 2042 – October 15, 2043
	$908,808
During the year ended June 30, 2015, we redeemed $76,931 aggregate principal amount of our Prospect Capital InterNotes® at par with a weighted average interest rate of 6.06% in order to replace debt with higher interest rates with debt with lower rates. During the year ended June 30, 2015, we repaid $6,993 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the year ended June 30, 2015 was $1,682. The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2015.

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
	$827,442
In connection with the issuance of Prospect Capital InterNotes®, we incurred $22,294 of fees which are being amortized over the term of the notes, of which $15,598 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of June 30, 2016.
During the years ended June 30, 2016, 2015 and 2014, we recorded $48,681, $44,808, and $33,857, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Net Asset Value
During the year ended June 30, 2016, our net asset value decreased by $267,132, or $0.69 per share, resulting primarily from a decrease in net realized and unrealized gains and losses on CLOs, financial and energy related investments. Our net investment income of $371,128, or $1.04 per weighted average share exceeded dividends to shareholders of $356,110, or $1.00 per share.

During the year ended June 30, 2016, we repurchased 4,708,750 shares of our common stock pursuant to our publicly announced Repurchase Program for $34,140, or approximately $7.25 weighted average price per share at approximately a 30% discount to net asset value as of June 30, 2015. Our NAV per share was increased by approximately $0.02 for the year ended June 30, 2016 as a result of the share repurchases. During the year ended June 30, 2016, we issued 2,725,222 shares of our common stock in connection with the dividend reinvestment plan. The following table shows the calculation of net asset value per share as of June 30, 2016 and June 30, 2015.

	June 30, 2016	June 30, 2015
Net assets	$3,435,917	$3,703,049
Shares of common stock issued and outstanding	357,107,231	359,090,759
Net asset value per share	$9.62	$10.31
Results of Operations
Net increase in net assets resulting from operations for the years ended June 30, 2016, 2015 and 2014 was $103,362, $346,339 and $319,020. During the year ended June 30, 2016 the $242,977 decrease is primarily due to a $255,532 unfavorable increase in net realized and unrealized losses on investments when comparing results for the years ended June 30, 2016 and June 30, 2015. This $255,532 is primarily due to softening of the energy markets, non-credit related changes in the capital markets and increased default rates impacting the underlying collateral of our CLO residual interest investments. These factors resulted in an unfavorable increase in net unrealized and realized losses of $15,178 in our energy-related investments and $88,104 in our CLO investments for the year ended June 30, 2016. The remaining $152,250 increase in net realized and unrealized losses is primarily due to net unrealized losses for certain controlled investments, including Harbortouch, First Tower and USES, partially offset by unrealized gains related to our real estate investments.
During the year ended June 30, 2015, the significant increase in the asset base resulted in an additional $135,233 of interest income which was partially offset by increased interest costs from the leverage utilized of $40,557 and increased base management fees of $26,981. Also reducing the net increase in net assets resulting from operations for the year ended June 30, 2015 versus June 30, 2014 were significant declines in the dividends received from Airmall, Borga, and Credit Central, and a decrease in other income of $37,266. The decrease in other income is primarily from a reduction in structuring fees from lower origination levels and purchases of online consumer and commercial loans, which do not generate structuring fees. These decreases were partially offset by a $25,745 favorable decrease in net realized and unrealized losses on investments.
Net increase in net assets resulting from operations for the years ended June 30, 2016, 2015 and 2014 was $0.29, $0.98, and $1.06 per weighted average share, respectively. The decrease in net assets resulting from operations for the year ended June 30, 2016 compared to the year ended June 30, 2015 is primarily due to a $0.71 per weighted average share decrease in net realized and unrealized losses primarily due to softening of the energy markets, non-credit related changes in the capital markets and increased default rates impacting the underlying collateral of our CLO residual interest investments.
The decrease in net assets resulting from operations for the year ended June 30, 2015 compared to the year ended June 30, 2014 is primarily due to a $0.14 per weighted average share decrease in other income driven by reduced structuring fees and a $0.07 per weighted average share decrease in dividend income received from our investments in Airmall, Borga, and Credit Central. These decreases were partially offset by a $0.04 per weighted average share decrease in income incentive fees and a $0.09 per weighted average share favorable decrease in net realized and unrealized losses on investments.
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
Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $791,973, $791,084 and $712,291 for the years ended June 30, 2016, 2015 and 2014, respectively. Investment income remained relatively stable for the year ended June 30, 2016 compared to the year ended June 30, 2015 primarily due to an increase in dividend income offset by a decrease in interest income. The increases for the year ended June 30, 2015 compared to the year ended June 30, 2014 are primarily the result of a larger income producing portfolio. The following table describes the various components of investment income and the related levels of debt investments:

	Year Ended June 30,
	2016	2015	2014

Interest income	$731,618	$748,974	$613,741
Dividend income	26,501	7,663	26,837
Other income	33,854	34,447	71,713
Total investment income	$791,973	$791,084	$712,291

Average debt principal of performing investments	$6,013,754	$6,183,163	$4,886,910
Weighted average interest rate earned on performing debt and equity investments	12.17%	12.11%	12.56%

Average interest income producing assets decreased from $6,183,163 for the year ended June 30, 2015 to $6,013,754 for the year ended June 30, 2016. The average interest earned on interest bearing performing assets increased from 12.11% for the year ended June 30, 2015 to 12.17% for the year ended June 30, 2016. This moderate increase is primarily due to repayments of lower yielding portfolio investments. Average interest income producing assets increased from $4,886,910 for the year ended June 30, 2014 to $6,183,163 for the year ended June 30, 2015. The average interest earned on interest bearing performing assets decreased from 12.56% for the year ended June 30, 2014 to 12.11% for the year ended June 30, 2015. This decrease is primarily due to originations at lower rates than our average existing portfolio yield, and to a lesser extent, a decline in prepayment penalty income. Excluding the adjustment for prepayment penalty income, our annual return would have been 12.28% for the year ended June 30, 2014, 11.97% for the year ended June 30, 2015.
Investment income is also generated from dividends and other income which is less predictable than interest income. Dividend income increased from $7,663 for the year ended June 30, 2015 to $26,501 for the year ended June 30, 2016. The $18,838 increase in dividend income is primarily attributable to a $11,016 dividend received from our investment in APRC and $7,250 dividend received from our investment in Echelon. No such dividends were received from either APRC or Echelon during the year ended June 30, 2015. Additionally, we received dividends of $3,196, $3,963 and $711 related to our investments in CCPI, Nationwide and MITY, respectively, during the year ended June 30, 2016. No such dividends were received from CCPI or MITY during the year ended June 30, 2015. The increase in dividend income was partially offset by dividends of $4,425 and $1,929 received from our investments in Nationwide and First Tower, respectively, during the year ended June 30, 2015. No such dividends were received from First Tower during the year ended June 30, 2016.
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
Other income has come primarily from structuring fees, royalty interests, and settlement of net profits interests. Income from other sources decreased from $34,447 for the year ended June 30, 2015 to $33,854 for the year ended June 30, 2016. The decrease is primarily due to a $2,355 decrease in structuring fees, which are generated from originations and will fluctuate as levels of originations and types of originations fluctuate. During the fiscal year ended June 30, 2015, we elected to suspend our equity raising activities. The curtailment of capital raising activities suppressed our levels of origination. Total originations decreased from $1,867,477 in the year ended June 30, 2015 to $979,102 in the year ended June 30, 2016. As a result, structuring fees fell from $28,562 in the year ended June 30, 2015 to $26,207 in the year ended June 30, 2016. Included within the $26,207 of structuring fees recognized during the year ended June 30, 2016 is a $12,909 advisory fee for the Harbortouch transaction, as well as from follow-on investments in existing portfolio companies and new originations, primarily from our investments in Crosman, Intelius, Broder, Coverall, NPRC, Inpatient Care and System One.
Income from other sources decreased from $71,713 for the year ended June 30, 2014 to $34,447 for the year ended June 30, 2015. The decrease is primarily due to a $30,965 decrease in structuring fees. Total originations decreased from $2,933,365 in the year ended June 30, 2014 to $1,867,477 in the year ended June 30, 2015. As a result, structuring fees fell from $59,527 in the year ended June 30, 2014 to $28,562 in the year ended June 30, 2015. Included within the $28,562 of structuring fees recognized during the year ended June 30, 2015 is a $3,000 fee from Airmall related to the sale of the operating company for which a fee was received in August 2014 and a $2,000 fee from Ajax Rolled Ring & Machine, LLC (“Ajax”) related to the sale of the operating company for which a fee was received in October 2014. The remaining structuring fees recognized during the year ended June 30, 2015 resulted from follow-on investments in existing portfolio companies and new originations, primarily from our investments in InterDent, Instant Web, LLC, Pacific World Corporation (“Pacific World”), PrimeSport, Inc., Trinity, and UPRC, as discussed above. To a lesser extent, the decrease in other income resulted from a decrease in miscellaneous income due to the receipt of $5,825 of legal cost reimbursement from a litigation settlement during the year ended June 30, 2014 which had been expensed in prior years. No such income was received during the year ended June 30, 2015.

Operating Expenses
Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate the Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions. Operating expenses were $420,845, $428,337 and $355,068 for the years ended June 30, 2016, 2015 and 2014, respectively.
The net base management fee was $126,523, $134,590, and $108,990 for the years ended June 30, 2016, 2015 and 2014, respectively ($0.36, $0.38 and $0.36 per weighted average share, respectfully). The changes are directly related to the level of our total assets.
The Investment Adviser has entered into a servicing agreement with certain institutions, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. We received payments of $1,893 and $170 from these institutions for the years ended June 30, 2016 and 2015, respectively, on behalf of the Investment Adviser for providing such services under the servicing agreement. We were given a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser resulting in net total base management fees of $126,523. No such credits were received during the year ended 2014. The total gross base management fee incurred to the favor of the Investment Adviser was $128,416, $134,760 and $108,990 during the years ended June 30, 2016, 2015 and 2014, respectively.
For the years ended June 30, 2016, 2015 and 2014, we incurred $92,782, $90,687 and $89,306 of income incentive fees, respectively, ($0.26, $0.26, and $0.30 per weighted average share, respectively). Income incentive fees remained stable year-over-year on a dollars basis, but the per share decreases were driven by corresponding decreases in pre-incentive fee net investment income from $1.49 per weighted average share for the year ended June 30, 2014 to $1.28 per weighted average share for the year ended June 30, 2015 primarily due to decreases in dividend and other income per share. For the year ended June 30, 2016, the pre-incentive fee net investment income was $1.30 per weighted average share ($0.02 less than the fiscal year ended June 30, 2015) due to year over year decreases in base management fees and interest expense. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the years ended June 30, 2016, 2015 and 2014, we incurred $167,719, $170,660 and $130,103, respectively, of interest expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). These expenses are related directly to the leveraging capacity put into place for each of those years and the levels of indebtedness actually undertaken in those years.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years.

	Year Ended June 30,
	2016	2015	2014
Interest on borrowings	$146,659	$149,312	$111,900
Amortization of deferred financing costs	13,561	14,266	11,491
Accretion of discount on Public Notes	200	213	156
Facility commitment fees	7,299	6,869	6,556
Total interest and credit facility expenses	$167,719	$170,660	$130,103

Average principal debt outstanding	$2,807,125	$2,830,727	$1,984,164
Weighted average stated interest rate on borrowings(1)	5.22%	5.27%	5.64%
Weighted average interest rate on borrowings(2)	5.97%	6.03%	6.56%

(1)	Includes only the stated interest expense.

(2)	Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
Interest expense during the year ended June 30, 2016 and June 30, 2015 is relatively stable as a result of increased issuances through our InterNotes programs and increased utilization of our Revolving Credit Facility, offset by both Public and Convertible

Note maturities. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 5.27% for the year ended June 30, 2015 to 5.22% for the year ended June 30, 2016. This decrease is primarily due to issuances of Prospect Capital InterNotes® at lower rates.
The allocation of gross overhead expense from Prospect Administration was $20,090, $21,992 and $22,393 for the years ended June 30, 2016, 2015 and 2014, respectively. Prospect Administration received estimated payments of $7,443, $7,014 and $8,020 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the years ended June 30, 2016, 2015 and 2014, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration, resulting in net overhead expense of $12,647, $14,977 and 14,373 during the years ended June 30, 2016, 2015 and 2014, respectively. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. During the year ended June 30, 2016, we renegotiated the managerial assistance agreement with First Tower and reversed $1,200 of previously accrued managerial assistance at First Tower Delaware as the fee was paid by First Tower, which decreased our overhead allocation. As our portfolio continues to grow, we expect Prospect Administration to continue to increase the size of its administrative and financial staff.

Total operating expenses, net of investment advisory fees, interest and credit facility expenses, allocation of overhead from Prospect Administration (“Other Operating Expenses”) was $21,174, $17,423, and $12,296 for the years ended June 30, 2016, 2015 and 2014, respectively. The increase of $3,751 and $5,127 during the years ended June 30, 2016 and 2015, respectively, is primarily due to an increase in administrative expenses related to investor relations and the growing complexity of our business.

Net Investment Income
Net investment income represents the difference between investment income and operating expenses. Net investment income was $371,128, $362,747 and $357,223 for the years ended June 30, 2016, 2015 and 2014, respectively. The $8,381 increase during the year ended June 30, 2016 is primarily the result of a $18,838 increase in dividend income from Echelon and APRC, and a $5,972 decrease in base management fees from a decrease in our asset base. These results were partially offset by a $17,356 decrease in interest income, primarily due to a decrease in our interest earning asset base.
During the year ended June 30, 2015, the significant increase in the asset base resulted in an additional $135,233 of interest income which was offset by increased interest costs from the leverage utilized of $40,557 and increased base management fees of $25,600. Also reducing net investment income for the year ended June 30, 2015 versus June 30, 2014 were significant declines in the dividends received from Airmall, Borga, Inc. (“Borga”), and Credit Central, and a decrease in other income of $37,266. The decrease in other income is primarily from a reduction in structuring fees from lower origination levels and purchases of online consumer and commercial loans, which do not generate structuring fees.
Net investment income for the years ended June 30, 2016, 2015 and 2014 was $1.04, $1.03 and $1.19 per weighted average share, respectively. During the year ended June 30, 2016, the increase is primarily due to a $0.02 per weighted average share decrease in base management fees. This decrease was partially offset by a $0.07 per weighted average share decrease in interest income driven by reduced interest earning asset base and an increase of $0.05 per weighted average share in dividend income received by our investments in APRC and Echelon.
The decrease in net investment income for the year ended June 30, 2015 compared to the year ended June 30, 2014 is primarily due to a $0.14 per weighted average share decrease in other income driven by reduced structuring fees and a $0.07 per weighted average share decrease in dividend income received from our investments in Airmall, Borga, and Credit Central. These decreases were partially offset by a $0.04 per weighted average share decrease in income incentive fees.
Net Realized Gains/Losses
During the years ended June 30, 2016, 2015 and 2014, we recognized net realized losses on investments of $24,417, $180,423 and $3,346, respectively. The net realized loss during the year ended June 30, 2016 was primarily due to the write-down of our investment in Targus of $14,194, the sale of our investments in American Gilsonite, ICON, and Harbortouch for which we recognized total realized losses of $10,860 and the write-off of defaulted loans in our small business lending portfolio of $5,986. These losses were partially offset by net realized gains from the sale of two of our CLO investments for which we realized total gains of $3,912.

The net realized loss during the year ended June 30, 2015 was primarily due to the sale of our investments in Airmall, Ajax, Borga, BXC Company, Inc. (“BXC”) and Vets Securing America, Inc. (“VSA”) for which we recognized total realized losses of $47,546, and the sale of four of our CLO investments for which we realized total losses of $15,561. During the year ended June 30, 2015, we determined that the impairments of several of our investments (e.g., Appalachian Energy Holdings, LLC, Change Clean Energy Company, Coalbed LLC, Edmentum, Manx Energy Inc., NCT, Stryker Energy, LLC, The Healing Staff, Inc., Wind River, and Yatesville Coal Company) were other-than-temporary and recorded total realized losses of $123,555 (which were previously recognized as unrealized losses) for the amount that the amortized cost exceeded the fair value. These losses were partially offset by net realized gains from the proceeds collected on warrants redeemed from Snacks Parent Corporation, litigation settlements, partial sales, and the release of escrowed amounts due to us from several portfolio companies, for which we recognized total realized gains of $6,239.
During the year ended June 30, 2016, we repurchased $500 aggregate principal amount of the 2017 Notes and repaid $7,069 aggregate principal amount of Prospect Capital InterNotes® (including amounts repaid in accordance with the Survivor’s Option). As a result of these transactions, we recognized net realized gain on debt extinguishment of $224 in the year ended June 30, 2016.
During the year ended June 30, 2015, we repurchased $8,000 aggregate principal amount of the 2020 Notes, redeemed $100,000 aggregate principal amount of the 2022 Notes, and redeemed $83,924 aggregate principal amount of Prospect Capital InterNotes® (including amounts repaid in accordance with the Survivor’s Option). As a result of these transactions, we recognized net realized losses on debt extinguishment of $3,950 in the year ended June 30, 2015. We did not recognize any gains or losses on debt extinguishment during the year ended June 30, 2014.
Net Change in Unrealized (Depreciation) Appreciation
Net change in unrealized (depreciation) appreciation was $(243,573), $167,965 and $(34,857) for the years ended June 30, 2016, 2015 and 2014, respectively. For the year ended June 30, 2016, the $(243,573) change in net unrealized depreciation was driven primarily due to softening of the energy markets, non-credit related changes in the capital markets and increased default rates impacting the underlying collateral of our CLO residual interest investments. These factors resulted in net unrealized losses of $86,617 in our energy-related investments and $114,131 in our CLO investments. The remaining $42,825 increase in unrealized depreciation is primarily due to net unrealized losses for certain controlled investments - Harbortouch, First Tower and USES. Our investment in Harbortouch was sold and the previously recorded unrealized gain was reversed. Additionally, First Tower and USES experienced a decline in operating results contributing $21,471 and $17,148 of unrealized losses during the year ended June 30, 2016. These combined unrealized losses in certain controlled investments were partially offset by unrealized appreciation in our real estate portfolio due to improved operating performance at the property level and selected cap rates, partially offset by a decline in our online lending portfolio value resulting from an increase in delinquent loans.
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
Financial Condition, Liquidity and Capital Resources
For the years ended June 30, 2016, 2015 and 2014, our operating activities provided (used) $861,869, $45,464, $(1,725,231) of cash, respectively. There were no investing activities for the years ended June 30, 2016, 2015 and 2014. Financing activities (used) provided $654,097, $(69,663), and $1,656,220 of cash during the years ended June 30, 2016, 2015 and 2014, respectively, which included dividend payments of $336,637, $414,833 and $377,070, respectively.
Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.
Our primary sources of funds have historically been issuances of debt and equity. More recently, we have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the year ended June 30, 2016, we borrowed $615,000 and made repayments totaling $983,700 under our Revolving Credit Facility. As of June 30, 2016, we had no outstanding balance on our Revolving Credit Facility, $1,089,000 outstanding on the Convertible Notes, Public Notes with a carrying value of $709,657 and $908,808 outstanding on the Prospect Capital InterNotes®. (See “Capitalization” above.)

Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 6.00%. As of June 30, 2016 and June 30, 2015, we had $40,560 and $88,288, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of June 30, 2016 and as of June 30, 2015.
Our shareholders’ equity accounts as of June 30, 2016, June 30, 2015 and June 30, 2014 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
As part of our Repurchase Program, we delivered a notice with our annual proxy mailing on September 23, 2015 and our most recent notice was delivered with a shareholder letter mailing on February 2, 2016. This notice extends for six months after the date that notice is delivered. During the year ended June 30, 2016, we repurchased 4,708,750 shares of our common stock pursuant to our publicly announced Repurchase Program for $34,140, or approximately $7.25 weighted average price per share at approximately a 30% discount to net asset value as of June 30, 2015. Our NAV per share was increased by approximately $0.02 for the year ended June 30, 2016 as a result of the share repurchases.
On November 3, 2015, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $4,807,503 of additional debt and equity securities in the public market as of June 30, 2016.
Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
Recent Developments
On July 1, 2016, we made an investment of $7,320 to purchase 19.7% of the subordinated notes in Madison Park Funding IX, Ltd.
On July 22, 2016, we made a $32,500 Senior Secured Term Loan A and a $32,500 Senior Secured Term Loan B debt investment in Universal Turbine Parts, LLC, an independent supplier of aftermarket turboprop engines and parts.
On August 9, 2016, JHH Holdings, Inc. repaid the $35,507 loan receivable to us.
On August 9, 2016, we made an investment of $29,634 to purchase 71.9% of the subordinated notes in Carlyle Global Market Strategies CLO 2016-3, Ltd. in a co-investment transaction with Priority Income Fund, Inc., a closed-end fund managed by an affiliate of Prospect Capital Management L.P.
On August 14, 2016, we announced the then current conversion rate on the 2018 Notes as 84.1497 shares of common stock per
$1 principal amount of the 2018 Notes converted, which is equivalent to a conversion price of approximately $11.88.
On August 15, 2016, the 5.50% unsecured convertible notes, which had an outstanding principal balance of $167,500, matured and were repaid in full with cash on hand, primarily from the Harbortouch sale proceeds.
On August 22, 2016, the 2014 Facility was amended to eliminate some of the restrictions in the definition of an eligible loan for pledging to the facility and increase our overall borrowing base.
During the period from July 1, 2016 through August 29, 2016, we made seven follow-on investments in NPRC totaling $55,710 to support the online consumer lending initiative.
During the period from July 1, 2016 through August 25, 2016 we issued $28,820 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $28,464.
During the period from July 1, 2016 through August 24, 2016, we issued $37,901 in aggregate principal amount of our 2024 Notes for net proceeds of $37,106.
On August 26, 2016, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.08333 per share for September 2016 to holders of record on September 30, 2016 with a payment date of October 20, 2016;

•	$0.08333 per share for October 2016 to holders of record on October 31, 2016 with a payment date of November 17, 2016.

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
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the years ended June 30, 2016, 2015 and 2014.

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
Online Lending Risk
With respect to our online consumer lending initiative, we invest primarily in marketplace loans through marketplace lending facilitators.  We do not conduct loan origination activities ourselves.  Therefore, our ability to purchase consumer and small and medium sized business loans, and our ability to grow our portfolio of consumer loans, is directly influenced by the business performance and competitiveness of the marketplace loan origination business of the marketplace lending facilitators from which we purchase consumer loans.  In addition, our ability to analyze the risk-return profile of consumer loans is significantly dependent on the marketplace facilitator's ability to effectively evaluate a borrower's credit profile and likelihood of default. If we are unable to effectively evaluate borrowers' credit profiles or the credit decisioning and scoring models implemented by each platform, we may incur unanticipated losses which could adversely impact our operating results.
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

1.	Each portfolio company or investment is reviewed by our investment professionals with independent valuation firms engaged by our Board of Directors.

2.	The independent valuation firms prepare independent valuations for each investment based on their own independent assessments and issues their report.

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
Our investments in CLOs are classified as ASC 820 Level 3 securities and are valued using a discounted cash flow model. The valuations have been accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view as well as to determine an appropriate call date (i.e., expected maturity). For each CLO security, the most appropriate valuation approach has been chosen from alternative approaches to ensure the most accurate valuation for such security. To value a CLO, both the assets and the liabilities of the CLO capital structure are modeled. Our valuation agent utilizes additional methods to validate the results from the discounted cash flow method, such as Monte Carlo simulations of key model variables, analysis of relevant data observed in the CLO market, and review of certain benchmark credit indices. We use a waterfall engine to store the collateral data, generate collateral cash flows from the assets based on various assumptions for the risk factors, distribute the cash flows to the liability structure based on the payment priorities, and discount them back using appropriate market discount rates. We are not responsible for and have no influence over the asset management of the portfolios underlying the CLO investments we hold as those portfolios are managed by non-affiliated third party CLO collateral managers. The main risk factors are: default risk, interest rate risk, downgrade risk, and credit spread risk.
Valuation of Other Financial Assets and Financial Liabilities
ASC 825, Financial Instruments, specifically ASC 825-10-25, permits an entity to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. See Note 8 in the accompanying Consolidated Financial Statements for further discussion of our financial liabilities that are measured using another measurement attribute.

Convertible Notes
We have recorded the Convertible Notes at their contractual amounts. The Convertible Notes were analyzed for any features that would require bifurcation and such features were determined to be immaterial. See Note 5 in the accompanying Consolidated Financial Statements for further discussion.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current. As of June 30, 2016, approximately 1.4% of our total assets at fair value are in non-accrual status.
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
Federal and State Income Taxes
We have elected to be treated as a RIC and intend to continue to comply with the requirements of the Code applicable to regulated investment companies. We are required to distribute at least 90% of our investment company taxable income and intend to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain to stockholders; therefore, we have made no provision for income taxes. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains earned in the calendar year, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current calendar year taxable income will be in excess of estimated current calendar year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of June 30, 2016 and June 30, 2015, we accrued $1,100 and $305, respectively, for any unpaid potential excise tax liability and have included these amounts within other liabilities on the accompanying Consolidated Statements of Assets and Liabilities.

If we fail to satisfy the annual distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate income tax rates. We would not be able to deduct distributions to stockholders, nor would we be required to make distributions. Distributions would generally be taxable to our individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits, provided certain holding period and other requirements are met. Subject to certain limitations under the Code, corporate distributions would be eligible for the dividends-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our accumulated earnings and profits attributable to non-RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of ten years.
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. For the years ended June 30, 2016 and June 30, 2015, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for our federal tax years ended August 31, 2013 and thereafter remain subject to examination by the Internal Revenue Service.
Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our future earnings. Net realized capital gains, if any, are distributed at least annually.
Financing Costs
We record origination expenses related to our Revolving Credit Facility and Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Unsecured Notes”) as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation which approximates the effective yield method for our Revolving Credit Facility, Baby Bond Program, and Prospect Capital InterNotes®. The effective interest method is used for our remaining Unsecured Notes over the respective expected life or maturity. In the event that we modify or extinguish our debt before maturity, we follow the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Revolving Credit Facility, any unamortized deferred costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our Unsecured Notes, any unamortized deferred costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment. Effective July 1, 2016, these costs will be reclassified to the balance sheet as a deduction from the debt liability rather than an asset, in accordance with Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).
We may record registration expenses related to shelf filings as prepaid assets. These expenses consist principally of SEC registration fees, legal fees and accounting fees incurred. These prepaid assets are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of June 30, 2016 and June 30, 2015, there are no prepaid assets related to registration expenses and all amounts incurred have been expensed.
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
Recent Accounting Pronouncement
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The new guidance will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance must be applied on a retrospective basis to all prior periods presented in the financial statements. The adoption of the amended guidance in ASU 2015-03 is expected to decrease total liabilities by decreasing the carrying value of our debt, and is expected to decrease total assets by decreasing deferred financing costs of our debt, but is not expected to have any other significant effect on our consolidated financial statements and disclosures.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and equity price risk. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates impacting some of the loans in our portfolio which have floating interest rates. Additionally, because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “Risk Factors - Risks Relating to Our Business - Changes in interest rates may affect our cost of capital and net investment income.”
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a LIBOR floor. Our loans typically have durations of one to three months after which they reset to current market interest rates. As of June 30, 2016, 91.0% of the interesting earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility and certain Prospect Capital InterNotes® issuances that are based on floating LIBOR rates. Interest on borrowings under the revolving credit facility is one-month LIBOR plus 225 basis points with no minimum LIBOR floor and there is no outstanding balance as of June 30, 2016. Interest on five Prospect Capital InterNotes® is three-month LIBOR plus a range of 350 to 300 basis points with no minimum LIBOR floor. The Convertible Notes, Public Notes and remaining Prospect Capital InterNotes® bear interest at fixed rates.
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in CLO residual interests) to our loan portfolio and outstanding debt as of June 30, 2016, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Interest Income	Interest Expense	Net Income	Net Investment Income (1)
Up 300 basis points	$83,879	$43	$83,836	$67,069
Up 200 basis points	47,172	29	47,143	37,714
Up 100 basis points	14,352	16	14,336	11,469
Down 100 basis points	(219)	(10)	(209)	(251)

(1)	Includes the impact of income incentive fees. See Note 13 to our consolidated financial statements for the year ended
June 30, 2016 for more information on the income incentive fees.

(2)	As of June 30, 2016, one and three month LIBOR was 0.47% and 0.65%, respectively.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the year ended June 30, 2016, we did not engage in hedging activities.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Prospect Capital Corporation
New York, New York
We have audited the accompanying consolidated statements of assets and liabilities of Prospect Capital Corporation (the “Company”), including the consolidated schedules of investments, as of June 30, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2016, and the financial highlights for each of the five years in the period ended June 30, 2016. These consolidated financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial highlights based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of June 30, 2016 and 2015 by correspondence with the custodians, online lending servicers and portfolio companies, or by other appropriate auditing procedures where replies were not received. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Prospect Capital Corporation at June 30, 2016 and 2015, and the results of its operations, the changes in its net assets, and its cash flows for each of the three years in the period ended June 30, 2016, and the financial highlights for each of the five years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Prospect Capital Corporation’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 29, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
New York, New York
August 29, 2016

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	June 30, 2016	June 30, 2015

Assets
Investments at fair value:
Control investments (amortized cost of $1,768,220 and $1,894,644, respectively)	$1,752,449	$1,974,202
Affiliate investments (amortized cost of $10,758 and $45,150, respectively)	11,320	45,945
Non-control/non-affiliate investments (amortized cost of $4,312,122 and $4,619,582, respectively)	4,133,939	4,589,411
Total investments at fair value (amortized cost of $6,091,100 and $6,559,376, respectively)	5,897,708	6,609,558
Cash and cash equivalents	317,798	110,026
Receivables for:
Interest, net	12,127	20,408
Other	168	2,885
Prepaid expenses	855	757
Deferred financing costs	48,051	54,420
Total Assets	6,276,707	6,798,054

Liabilities
Revolving Credit Facility (Notes 4 and 8)	—	368,700
Convertible Notes (Notes 5 and 8)	1,089,000	1,239,500
Public Notes (Notes 6 and 8)	709,657	548,094
Prospect Capital InterNotes® (Notes 7 and 8)	908,808	827,442
Interest payable	40,804	39,659
Due to broker	957	26,778
Dividends payable	29,758	29,923
Due to Prospect Capital Management (Note 13)	54,149	2,550
Due to Prospect Administration (Note 13)	1,765	4,238
Accrued expenses	2,259	3,408
Other liabilities	3,633	4,713
Commitments and Contingencies (Note 3)	—	—
Total Liabilities	2,840,790	3,095,005
Net Assets	$3,435,917	$3,703,049

Components of Net Assets
Common stock, par value $0.001 per share (1,000,000,000 common shares authorized; 357,107,231 and 359,090,759 issued and outstanding, respectively) (Note 9)	$357	$359
Paid-in capital in excess of par (Note 9)	3,967,397	3,975,672
Accumulated overdistributed net investment income	(3,623)	(21,077)
Accumulated net realized loss on investments and extinguishment of debt	(334,822)	(302,087)
Net unrealized (depreciation) appreciation on investments	(193,392)	50,182
Net Assets	$3,435,917	$3,703,049

Net Asset Value Per Share (Note 16)	$9.62	$10.31

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended June 30,
	2016	2015	2014
Investment Income
Interest income:
Control investments	$207,377	$200,409	$153,307
Affiliate investments	896	3,799	4,358
Non-control/non-affiliate investments	347,132	385,710	334,039
Structured credit securities	176,213	159,056	122,037
Total interest income	731,618	748,974	613,741
Dividend income:
Control investments	26,435	6,811	26,687
Affiliate investments	—	778	—
Non-control/non-affiliate investments	66	74	150
Total dividend income	26,501	7,663	26,837
Other income:
Control investments	22,528	12,975	43,671
Affiliate investments	—	226	17
Non-control/non-affiliate investments	11,326	21,246	28,025
Total other income (Note 10)	33,854	34,447	71,713
Total Investment Income	791,973	791,084	712,291
Operating Expenses
Investment advisory fees:
Base management fee (Note 13)	126,523	134,590	108,990
Income incentive fee (Note 13)	92,782	90,687	89,306
Interest and credit facility expenses	167,719	170,660	130,103
Audit, compliance and tax related fees	4,428	3,772	2,959
Allocation of overhead from Prospect Administration (Note 13)	12,647	14,977	14,373
Directors’ fees	379	379	325
Excise tax	2,295	2,505	(4,200)
Other general and administrative expenses	14,072	10,767	13,212
Total Operating Expenses	420,845	428,337	355,068
Net Investment Income	371,128	362,747	357,223
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)
Control investments	(5,406)	(80,640)	—
Affiliate investments	(14,194)	—	—
Non-control/non-affiliate investments	(4,817)	(99,783)	(3,346)
Net realized gains (losses) on extinguishment of debt	224	(3,950)	—
Net realized losses	(24,193)	(184,373)	(3,346)
Net change in unrealized gains (losses)
Control investments	(88,751)	158,346	(20,519)
Affiliate investments	(233)	503	(4,500)
Non-control/non-affiliate investments	(154,589)	9,116	(9,838)
Net change in unrealized gains (losses)	(243,573)	167,965	(34,857)
Net Realized and Change in Unrealized Losses	(267,766)	(16,408)	(38,203)
Net Increase in Net Assets Resulting from Operations	$103,362	$346,339	$319,020
Net increase in net assets resulting from operations per share	$0.29	$0.98	$1.06
Dividends declared per share	$(1.00)	$(1.19)	$(1.32)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)

	Year Ended June 30,
	2016	2015	2014
Operations
Net investment income	$371,128	$362,747	$357,223
Net realized losses on investments	(24,417)	(180,423)	(3,346)
Net change in unrealized (depreciation) appreciation on investments	(243,573)	167,965	(34,857)
Net realized gains (losses) on extinguishment of debt	224	(3,950)	—
Net Increase in Net Assets Resulting from Operations	103,362	346,339	319,020

Distributions to Shareholders
Distribution from net investment income	(356,110)	(421,594)	(403,188)
Distribution of return of capital	—	—	—
Net Decrease in Net Assets Resulting from Distributions to Shareholders	(356,110)	(421,594)	(403,188)

Common Stock Transactions
Issuance of common stock, net of underwriting costs	—	146,085	973,832
Less: Offering costs from issuance of common stock	118	(644)	(1,380)
Repurchase of common stock under stock repurchase program	(34,140)	—	—
Value of shares issued to acquire controlled investments	—	—	57,830
Value of shares issued through reinvestment of dividends	19,638	14,681	15,574
Net (Decrease) Increase in Net Assets Resulting from Common Stock Transactions	(14,384)	160,122	1,045,856

Total (Decrease) Increase in Net Assets	(267,132)	84,867	961,688
Net assets at beginning of year	3,703,049	3,618,182	2,656,494
Net Assets at End of Year	$3,435,917	$3,703,049	$3,618,182

Common Stock Activity
Shares sold	—	14,845,556	88,054,653
Shares issued to acquire controlled investments	—	—	5,326,949
Shares repurchased under stock repurchase program	(4,708,750)	—	—
Shares issued through reinvestment of dividends	2,725,222	1,618,566	1,408,070
Net shares (repurchased) issued due to common stock activity	(1,983,528)	16,464,122	94,789,672
Shares issued and outstanding at beginning of year	359,090,759	342,626,637	247,836,965
Shares Issued and Outstanding at End of Year	357,107,231	359,090,759	342,626,637

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

	Year Ended June 30,
	2016	2015	2014
Operating Activities
Net increase in net assets resulting from operations	$103,362	$346,339	$319,020
Net realized (gains) losses on extinguishment of debt	(224)	3,950	—
Net realized losses on investments	24,417	180,423	3,346
Net change in unrealized depreciation (appreciation) on investments	243,573	(167,965)	34,857
Amortization of discounts and premiums, net	84,087	87,638	46,297
Accretion of discount on Public Notes (Note 6)	200	213	156
Amortization of deferred financing costs	13,561	14,266	11,491
Payment-in-kind interest	(20,531)	(29,277)	(15,145)
Structuring fees	(9,393)	(20,916)	(45,087)
Change in operating assets and liabilities:
Payments for purchases of investments	(921,679)	(1,817,284)	(2,815,303)
Proceeds from sale of investments and collection of investment principal	1,311,375	1,411,562	767,978
Decrease in interest receivable, net	8,281	1,589	866
Decrease (increase) in other receivables	2,717	(298)	1,810
(Increase) decrease in prepaid expenses	(98)	2,071	(2,288)
(Decrease) increase in due to broker	(25,821)	26,778	(43,588)
Increase in interest payable	1,145	2,200	13,075
(Decrease) increase in due to Prospect Administration	(2,473)	2,030	842
Increase (decrease) in due to Prospect Capital Management	51,599	2,547	(5,321)
(Decrease) increase in accrued expenses	(1,149)	(1,382)	2,445
(Decrease) increase in other liabilities	(1,080)	980	(682)
Net Cash Provided by (Used in) Operating Activities	861,869	45,464	(1,725,231)
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	615,000	1,567,000	1,078,500
Principal payments under Revolving Credit Facility (Note 4)	(983,700)	(1,290,300)	(1,110,500)
Issuances of Public Notes, net of original issue discount (Note 6)	161,364	—	255,000
(Redemptions) and issuances of Convertible Notes (Note 5)	(150,000)	—	400,000
Repurchase of Convertible Notes, net (Note 5)	(500)	(7,668)	—
Redemption of Public Notes, net (Note 6)	—	(102,600)	—
Issuances of Prospect Capital InterNotes® (Note 7)	88,435	125,696	473,762
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(7,069)	(85,606)	(6,869)
Financing costs paid and deferred	(6,968)	(6,793)	(29,055)
Cost of shares repurchased under stock repurchase program	(34,140)	—	—
Proceeds from issuance of common stock, net of underwriting costs	—	146,085	973,832
Offering costs from issuance of common stock	118	(644)	(1,380)
Dividends paid	(336,637)	(414,833)	(377,070)
Net Cash (Used in) Provided by Financing Activities	(654,097)	(69,663)	1,656,220

Net Increase (Decrease) in Cash and Cash Equivalents	207,772	(24,199)	(69,011)
Cash and cash equivalents at beginning of year	110,026	134,225	203,236
Cash and Cash Equivalents at End of Year	$317,798	$110,026	$134,225

Supplemental Disclosures
Cash paid for interest	$152,817	$153,982	$105,410
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$19,638	$14,681	$15,574
Value of shares issued to acquire controlled investments	$—	$—	$57,830
Exchange of Prospect Capital InterNotes® for Public Notes	$—	$—	$45,000

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(48)

Arctic Energy Services, LLC(18)	Wyoming / Oil & Gas Services	Class D Units (32,915 units)		$31,640	$35,815	1.0%
		Class E Units (21,080 units)		20,230	2,525	0.1%
		Class A Units (700 units)		9,006	—	—%
		Class C Units (10 units)		—	—	—%
				60,876	38,340	1.1%
CCPI Inc.(19)	Ohio / Manufacturing	Senior Secured Term Loan A (10.00%, due 12/31/2017)(3)	12,313	12,313	12,313	0.4%
		Senior Secured Term Loan B (12.00% plus 7.00% PIK, due 12/31/2017)(47)	9,320	9,320	9,320	0.3%
		Common Stock (14,857 shares)		6,635	19,723	0.5%
				28,268	41,356	1.2%
CP Energy Services Inc.(20)	Oklahoma / Oil & Gas Services	Series B Convertible Preferred Stock (1,043 shares)		98,273	76,002	2.2%
		Common Stock (2,924 shares)		15,227	—	—%
				113,500	76,002	2.2%
Credit Central Loan Company, LLC(21)	South Carolina / Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2019)(15)(47)	36,931	36,931	36,931	1.1%
		Class A Shares (7,500,000 shares)(15)		11,633	11,707	0.3%
		Net Revenues Interest (25% of Net Revenues)(15)		—	3,616	0.1%
				48,564	52,254	1.5%
Echelon Aviation LLC	New York / Aerospace & Defense	Senior Secured Term Loan (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(11)(14)(47)	37,855	37,855	37,855	1.1%
		Membership Interest (99%)		19,907	22,966	0.7%
				57,762	60,821	1.8%
Edmentum Ultimate Holdings, LLC(22)	Minnesota / Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00%, due 6/9/2020)(16)	6,424	6,424	6,424	0.2%
		Unsecured Senior PIK Note (8.50% PIK, due 6/9/2020)(47)	6,341	6,341	6,341	0.2%
		Unsecured Junior PIK Note (10.00% PIK, due 6/9/2020)(47)	28,834	22,337	25,569	0.7%
		Class A Common Units (370,964 units)		6,576	6,012	0.2%
				41,678	44,346	1.3%
First Tower Finance Company LLC(23)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 12.00% PIK, due 6/24/2019)(15)(47)	255,762	255,762	255,762	7.4%
		Class A Shares (86,711,625 shares)(15)		70,476	96,904	2.8%
				326,238	352,666	10.2%
Freedom Marine Solutions, LLC(24)	Louisiana / Oil & Gas Services	Membership Interest (100%)		40,810	26,618	0.8%
				40,810	26,618	0.8%
Gulf Coast Machine & Supply Company	Texas / Manufacturing	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), in non-accrual status effective 1/1/2015, due 10/12/2017)(11)(13)	38,892	34,425	7,312	0.2%
		Series A Convertible Preferred Stock (99,900 shares)		25,950	—	—%
				60,375	7,312	0.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(48)

MITY, Inc.(26)	Utah / Durable Consumer Products	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 3/19/2019)(3)(11)(13)	$18,250	$18,250	$18,250	0.5%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 3/19/2019)(3)(11)(13)(47)	16,442	16,442	16,442	0.5%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due on demand)(15)	7,200	7,200	5,667	0.2%
		Common Stock (42,053 shares)		6,848	13,690	0.4%
				48,740	54,049	1.6%
National Property REIT Corp.(27)	Various / Real Estate	Senior Secured Term Loan A (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(11)(13)(47)	248,677	248,677	248,677	7.2%
		Senior Secured Term Loan E (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(11)(13)(47)	212,819	212,819	212,819	6.2%
		Senior Secured Term Loan C to ACL Loan Holdings, Inc. (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(11)(13)(15)(47)	99,972	99,972	99,972	2.9%
		Common Stock (1,533,899 shares)		165,908	215,491	6.3%
		Net Operating Income Interest (5% of Net Operating Income)		—	66,974	2.0%
				727,376	843,933	24.6%
Nationwide Loan Company LLC(28)	Illinois / Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)(15)(47)	16,696	16,696	16,696	0.5%
		Class A Shares (29,343,795 shares)(15)		16,201	19,117	0.5%
				32,897	35,813	1.0%
NMMB, Inc.(29)	New York / Media	Senior Secured Note (14.00%, due 5/6/2021)	3,714	3,714	3,442	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2021)	7,000	7,000	6,487	0.2%
		Series A Preferred Stock (7,200 shares)		7,200	44	—%
		Series B Preferred Stock (5,669 shares)		5,669	34	—%
				23,583	10,007	0.3%
R-V Industries, Inc.	Pennsylvania / Manufacturing	Senior Subordinated Note (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/12/2018)(3)(11)(13)	28,622	28,622	28,622	0.8%
		Common Stock (545,107 shares)		5,087	6,039	0.2%
		Warrant (to purchase 200,000 shares of Common Stock, expires 6/30/2017)		1,682	2,216	0.1%
				35,391	36,877	1.1%
USES Corp. (31)	Texas / Commercial Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor) plus 2.00% default interest, in non-accrual status effective 4/1/2016, due 3/31/2019)(11)(13)	26,300	26,158	26,300	0.8%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor) plus 2.00% default interest, in non-accrual status effective 4/1/2016, due 3/31/2019)(11)(13)	36,000	35,568	13,986	0.4%
		Common Stock (268,962 shares)		—	—	—%
				61,726	40,286	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(48)

Valley Electric Company, Inc.(32)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2019)(3)(11)(13)(47)	$10,430	$10,430	$10,430	0.3%
		Senior Secured Note (10.00% plus 8.50% PIK, due 6/23/2019)(47)	23,802	23,802	20,661	0.6%
		Common Stock (50,000 shares)		26,204	—	—%
				60,436	31,091	0.9%
Wolf Energy, LLC	Kansas / Oil & Gas Production	Senior Secured Promissory Note secured by assets formerly owned by H&M (18.00%, in non-accrual status effective 4/15/2013, due 4/15/2018)	38,257	—	659	—%
		Membership Interest (100%)		—	—	—%
		Net Profits Interest (8% of Equity Distributions)(4)		—	19	—%
				—	678	—%
				$1,768,220	$1,752,449	51.0%

Affiliate Investments (5.00% to 24.99% voting control)(49)

BNN Holdings Corp.	Michigan / Healthcare	Series A Preferred Stock (9,925.455 shares)(8)		$1,780	$2,270	0.1%
		Series B Preferred Stock (1,753.636 shares)(8)		448	572	—%
				2,228	2,842	0.1%
Targus International, LLC(33)	California / Durable Consumer Products	Senior Secured Term Loan A (15.00% PIK, in non-accrual status effective 10/1/15, due 12/31/2019)(9)	1,319	1,263	1,319	—%
		Senior Secured Term Loan B (15.00% PIK , in non-accrual status effective 10/1/15, due 12/31/2019)(9)	3,957	3,788	3,957	0.1%
		Common Stock (1,262,737 shares)		3,479	3,202	0.1%
				8,530	8,478	0.2%
				$10,758	$11,320	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

AFI Shareholder, LLC (f/k/a Aircraft Fasteners International, LLC)	California / Machinery	Class A Units (32,500 units)		$330	$511	—%
				330	511	—%
Airmall Inc.	Pennsylvania / Property Management	Escrow Receivable		3,916	3,900	0.1%
				3,916	3,900	0.1%
Ajax Rolled Ring & Machine, LLC(42)	South Carolina / Manufacturing	Escrow Receivable		—	608	—%
				—	608	—%
ALG USA Holdings, LLC	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 2/28/2020)(9)(11)(13)	11,771	11,630	11,771	0.3%
				11,630	11,771	0.3%
American Gilsonite Company	Utah / Metal Services & Minerals	Membership Interest (1.93%)(34)		—	—	—%
				—	—	—%
Apidos CLO IX	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.98%)(6)(15)	23,525	19,997	19,966	0.6%
				19,997	19,966	0.6%
Apidos CLO XI	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.95%)(6)(15)	38,340	29,763	26,057	0.8%
				29,763	26,057	0.8%
Apidos CLO XII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.39%)(6)(15)	44,063	34,598	30,638	0.9%
				34,598	30,638	0.9%
Apidos CLO XV	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.72%)(6)(15)	36,515	31,479	25,335	0.7%
				31,479	25,335	0.7%
Apidos CLO XXII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.29%)(6)(7)(15)	31,350	26,948	25,369	0.7%
				26,948	25,369	0.7%
Arctic Glacier U.S.A., Inc.	Minnesota / Food Products	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 11/10/2019)(3)(11)(13)	150,000	150,000	145,546	4.2%
				150,000	145,546	4.2%
Ark-La-Tex Wireline Services, LLC	Louisiana / Oil & Gas Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 4/8/2019)(11)(14)	21,322	21,088	11,779	0.3%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.50% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 4/8/2019)(11)(14)	23,981	23,239	—	—%
				44,327	11,779	0.3%
Armor Holding II LLC	New York / Diversified Financial Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(9)(11)(13)	7,000	6,907	6,907	0.2%
				6,907	6,907	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Healthcare	Revolving Line of Credit – $7,000 Commitment (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 8/21/2017)(11)(13)(16)	$2,350	$2,350	$2,350	0.1%
		Senior Term Loan (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 2/21/2018)(3)(11)(13)	38,166	38,166	38,166	1.1%
				40,516	40,516	1.2%
Babson CLO Ltd. 2014-III	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.25%)(6)(7)(15)	52,250	44,075	40,312	1.2%
				44,075	40,312	1.2%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan A (7.00% (LIBOR + 5.75% with 1.25% LIBOR floor), due 6/03/2021)(3)(11)(14)	120,737	120,737	120,737	3.5%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.25% with 1.25% LIBOR floor), due 6/03/2021)(11)(14)	121,475	121,475	121,475	3.5%
				242,212	242,212	7.0%
Brookside Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.44%)(6)(15)	26,000	19,875	18,990	0.6%
				19,875	18,990	0.6%
Capstone Logistics Acquisition, Inc.	Georgia / Business Services	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(9)(11)(14)	101,828	101,298	97,752	2.8%
				101,298	97,752	2.8%
Cent CLO 17 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.64%)(6)(15)	24,870	18,839	16,695	0.5%
				18,839	16,695	0.5%
Cent CLO 20 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.19%)(6)(15)	40,275	32,835	26,501	0.8%
				32,835	26,501	0.8%
Cent CLO 21 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.64%)(6)(7)(15)	48,528	38,125	31,467	0.9%
				38,125	31,467	0.9%
CIFC Funding 2013-III, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.72%)(6)(15)	44,100	32,338	29,634	0.9%
				32,338	29,634	0.9%
CIFC Funding 2013-IV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.13%)(6)(15)	45,500	33,414	32,752	0.9%
				33,414	32,752	0.9%
CIFC Funding 2014-IV Investor, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 15.05%)(6)(7)(15)	41,500	31,729	30,378	0.9%
				31,729	30,378	0.9%
Cinedigm DC Holdings, LLC	New York / Software & Computer Services	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(11)(13)(47)	65,990	65,940	65,990	1.9%
				65,940	65,990	1.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Coverall North America, Inc.	Florida / Commercial Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)(13)	$24,250	$24,250	$24,250	0.7%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)(13)	25,000	25,000	25,000	0.7%
				49,250	49,250	1.4%
Crosman Corporation	New York / Manufacturing	Senior Secured Term Loan A (9.16% (LIBOR + 8.70% with .30% LIBOR floor) plus 4.00% PIK, due 8/5/2020)(3)(11)(14)(47)	54,185	54,185	53,935	1.6%
		Senior Secured Term Loan B (16.16% (LIBOR + 15.70% with .30% LIBOR floor) plus 4.00% PIK, due 8/5/2020)(11)(14)(47)	41,284	41,284	40,458	1.1%
				95,469	94,393	2.7%
CURO Group Holdings Corp (f/k/a Speedy Cash Holdings Corp.)	Canada / Consumer Finance	Senior Unsecured Notes (12.00%, due 11/15/2017)(9)(15)	15,000	15,000	8,081	0.2%
				15,000	8,081	0.2%
Easy Gardener Products, Inc.	Texas / Durable Consumer Products	Senior Secured Term Loan (10.63% (LIBOR + 10.00% with .25% LIBOR floor), due 09/30/2020)(3)(11)(13)	17,369	17,369	17,369	0.5%
				17,369	17,369	0.5%
Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)(9)	50,426	49,988	49,938	1.4%
				49,988	49,938	1.4%
Fleetwash, Inc.	New Jersey / Business Services	Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/30/2019)(3)(11)(13)	23,402	23,402	23,402	0.7%
		Delayed Draw Term Loan – $15,000 Commitment (expires 4/30/2019)(11)(16)	—	—	—	—%
				23,402	23,402	0.7%
Focus Brands, Inc.	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)(9)(11)(14)	18,000	17,876	18,000	0.5%
				17,876	18,000	0.5%
Galaxy XV CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.19%)(6)(15)	39,275	29,037	30,452	0.9%
				29,037	30,452	0.9%
Galaxy XVI CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.22%)(6)(15)	24,575	19,195	18,925	0.5%
				19,195	18,925	0.5%
Galaxy XVII CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.77%)(6)(7)(15)	39,905	31,077	29,820	0.9%
				31,077	29,820	0.9%
Generation Brands Holdings, Inc.	Illinois / Durable Consumer Products	Subordinated Secured Term Loan (11.00% (LIBOR + 10.00% with 1.00% LIBOR floor), due 12/10/2022)(9)(11)(13)	19,000	18,437	19,000	0.6%
				18,437	19,000	0.6%
Global Employment Solutions, Inc.	Colorado / Business Services	Senior Secured Term Loan (10.25% (LIBOR + 9.25% with 1.00% LIBOR floor), due 6/26/2020)(3)(11)(14)	49,312	49,312	49,312	1.4%
				49,312	49,312	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2012-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.90%)(6)(15)	$23,188	$18,245	$18,140	0.5%
				18,245	18,140	0.5%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.01%)(6)(15)	40,400	31,897	32,212	0.9%
				31,897	32,212	0.9%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.66%)(6)(15)	24,500	18,255	17,076	0.5%
				18,255	17,076	0.5%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.91%)(6)(7)(15)	41,164	30,795	30,532	0.9%
				30,795	30,532	0.9%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.86%)(6)(7)(15)	39,598	36,746	35,202	1.0%
				36,746	35,202	1.0%
Harbortouch Payments, LLC	Pennsylvania / Business Services	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor) plus 3.00% PIK, due 5/31/2023)(11)(13)(47)	27,500	27,500	27,500	0.8%
		Escrow Receivable		—	1,602	—%
				27,500	29,102	0.8%
HarbourView CLO VII, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.35%)(6)(7)(15)	19,025	14,454	13,005	0.4%
				14,454	13,005	0.4%
Harley Marine Services, Inc.	Washington / Transportation	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 12/20/2019)(3)(9)(11)(13)	9,000	8,886	8,886	0.3%
				8,886	8,886	0.3%
Hollander Sleep Products, LLC	Florida / Durable Consumer Products	Senior Secured Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 10/21/2020)(3)(11)(14)	21,860	21,860	21,098	0.6%
				21,860	21,098	0.6%
ICV-CAS Holdings, LLC	New York / Transportation	Escrow Receivable		—	6	—%
				—	6	—%
Inpatient Care Management Company LLC	Florida / Healthcare	Senior Secured Term Loan (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 6/8/2021(9)(11)(14)	17,000	17,000	17,000	0.5%
				17,000	17,000	0.5%
Instant Web, LLC	Minnesota / Media	Senior Secured Term Loan A (5.50% (LIBOR + 4.50% with 1.00% LIBOR floor), due 3/28/2019)(11)(13)	122,943	122,943	122,943	3.6%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/28/2019)(3)(11)(13)	158,100	158,100	158,100	4.6%
		Senior Secured Term Loan C-1 (12.75% (LIBOR + 11.75% with 1.00% LIBOR floor), due 3/28/2019)(11)(13)	27,000	27,000	27,000	0.8%
		Senior Secured Term Loan C-2 (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor), due 3/28/2019)(11)(13)	25,000	25,000	25,000	0.7%
				333,043	333,043	9.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

InterDent, Inc.	California / Healthcare	Senior Secured Term Loan A (6.25% (LIBOR + 5.50% with 0.75% LIBOR floor), due 8/3/2017)(11)(14)	$79,538	$79,538	$79,538	2.3%
		Senior Secured Term Loan B (11.25% (LIBOR + 10.50% with 0.75% LIBOR floor), due 8/3/2017)(3)(11)(14)	131,125	131,125	130,582	3.8%
				210,663	210,120	6.1%
JAC Holding Corporation	Michigan / Transportation	Senior Secured Note (11.50%, due 10/1/2019)(9)	2,868	2,868	2,868	0.1%
				2,868	2,868	0.1%
Jefferson Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.75%)(6)(7)(15)	19,500	16,915	13,072	0.4%
				16,915	13,072	0.4%
JHH Holdings, Inc.	Texas / Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor) plus 0.50% PIK, due 3/30/2019)(3)(11)(13)(47)	35,477	35,477	35,477	1.0%
				35,477	35,477	1.0%
LaserShip, Inc.	Virginia / Transportation	Senior Secured Term Loan A (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor) plus 2.00% PIK, due 3/18/2019)(3)(11)(14)(47)	34,570	34,570	32,113	0.9%
		Senior Secured Term Loan B (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor) plus 2.00% PIK, due 3/18/2019)(3)(11)(14)(47)	21,214	21,214	19,705	0.6%
				55,784	51,818	1.5%
LCM XIV Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 18.80%)(6)(15)	30,500	22,890	23,376	0.7%
				22,890	23,376	0.7%
Madison Park Funding IX, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 21.15%)(6)(15)	31,110	22,259	21,174	0.6%
				22,259	21,174	0.6%
Matrixx Initiatives, Inc.	New Jersey / Pharmaceuticals	Senior Secured Term Loan A (7.50% (LIBOR + 6.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(11)(13)	30,177	30,177	30,177	0.9%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(11)(13)	40,562	40,562	40,562	1.2%
				70,739	70,739	2.1%
Maverick Healthcare Equity, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,252	2,037	0.1%
		Class A Common Units (1,250,000 units)		—	353	—%
				1,252	2,390	0.1%
Mineral Fusion Natural Brands	Colorado / Personal & Nondurable Consumer Products	Membership Interest (1.43%)(37)		—	266	—%
				—	266	—%
Mountain View CLO 2013-I Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.72%)(6)(15)	43,650	33,156	30,928	0.9%
				33,156	30,928	0.9%
Mountain View CLO IX Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.23%)(6)(7)(15)	47,830	43,088	40,218	1.2%
				43,088	40,218	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Nathan's Famous, Inc.	New York / Food Products	Senior Secured Notes (10.00%, due 3/15/2020)(9)	$3,000	$3,000	$3,000	0.1%
				3,000	3,000	0.1%
NCP Finance Limited Partnership(38)	Ohio / Consumer Finance	Subordinated Secured Term Loan (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(9)(11)(14)(15)	27,199	26,504	25,838	0.7%
				26,504	25,838	0.7%
Nixon, Inc.	California / Durable Consumer Products	Senior Secured Term Loan (9.50% plus 3.00% PIK, due 4/16/2018)(3)(9)(47)	14,311	14,197	11,776	0.3%
				14,197	11,776	0.3%
Octagon Investment Partners XV, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 16.54%)(6)(15)	32,921	26,213	24,027	0.7%
				26,213	24,027	0.7%
Octagon Investment Partners XVIII, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 20.29%)(6)(7)(15)	28,200	20,046	19,701	0.6%
				20,046	19,701	0.6%
Onyx Payments(39)	Texas / Diversified Financial Services	Revolving Line of Credit – $5,000 Commitment (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 9/10/2016)(11)(13)(16)	1,000	1,000	1,000	—%
		Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 9/10/2019)(3)(11)(13)	48,352	48,352	48,352	1.4%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor), due 9/10/2019)(3)(11)(13)	59,389	59,389	59,389	1.8%
				108,741	108,741	3.2%
Pacific World Corporation	California / Personal & Nondurable Consumer Products	Revolving Line of Credit – $15,000 Commitment (8.00% (LIBOR + 7.00% with 1.00% LIBOR floor), due 9/26/2020)(11)(14)(16)	2,500	2,500	2,500	0.1%
		Senior Secured Term Loan A (6.00% (LIBOR + 5.00% with 1.00% LIBOR floor), due 9/26/2020)(11)(14)	97,994	97,994	93,624	2.7%
		Senior Secured Term Loan B (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/26/2020)(3)(11)(14)	97,994	97,994	81,567	2.4%
				198,488	177,691	5.2%
Pelican Products, Inc.	California / Durable Consumer Products	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/9/2021)(3)(9)(11)(14)	17,500	17,486	15,744	0.5%
				17,486	15,744	0.5%
PeopleConnect Intermediate, LLC (f/k/a Intelius, Inc.)	Washington / Software & Computer Services	Revolving Line of Credit – $1,500 Commitment (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 8/11/16)(11)(13)(16)	—	—	—	—%
		Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)(13)	20,379	20,379	19,907	0.6%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)(13)	20,938	20,938	20,215	0.6%
				41,317	40,122	1.2%
PGX Holdings, Inc.(40)	Utah / Consumer Services	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(11)(14)	135,000	135,000	135,000	3.9%
				135,000	135,000	3.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Photonis Technologies SAS	France / Aerospace & Defense	First Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(9)(11)(14)(15)	$9,927	$9,756	$9,015	0.3%
				9,756	9,015	0.3%
Pinnacle (US) Acquisition Co. Limited	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(9)(11)(13)	7,037	6,918	5,425	0.2%
				6,918	5,425	0.2%
PlayPower, Inc.	North Carolina / Durable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 6/23/2022)(3)(9)(11)(13)	11,000	10,856	10,911	0.3%
				10,856	10,911	0.3%
Prime Security Services Borrower, LLC	Illinois / Consumer Services	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 7/1/2022)(9)(11)(14)	10,000	9,870	10,000	0.3%
				9,870	10,000	0.3%
PrimeSport, Inc.	Georgia / Hotels, Restaurants & Leisure	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(11)(13)	53,683	53,683	53,683	1.6%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(11)(13)	74,500	74,500	74,500	2.1%
				128,183	128,183	3.7%
Prince Mineral Holding Corp.	New York / Metal Services & Minerals	Senior Secured Term Loan (11.50%, due 12/15/2019)(9)	10,000	9,934	8,701	0.3%
				9,934	8,701	0.3%
Rocket Software, Inc.	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)(3)(9)(11)(13)	20,000	19,854	20,000	0.6%
				19,854	20,000	0.6%
Royal Holdings, Inc.	Indiana / Chemicals	Second Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 6/19/2023)(9)(11)(14)	5,000	4,967	4,819	0.1%
				4,967	4,819	0.1%
SCS Merger Sub, Inc.	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/30/2023)(3)(9)(11)(14)	20,000	19,456	19,655	0.6%
				19,456	19,655	0.6%
Security Alarm Financing Enterprises, L.P.(41)	California / Consumer Services	Subordinated Unsecured Notes (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 12/19/2020)(11)(14)	25,000	25,000	22,700	0.7%
				25,000	22,700	0.7%
SESAC Holdco II LLC	Tennessee / Media	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 4/22/2021)(3)(9)(11)(13)	10,000	9,878	9,878	0.3%
				9,878	9,878	0.3%
SITEL Worldwide Corporation	Tennessee / Business Services	Second Lien Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 9/18/2022)(9)(11)(13)	16,000	15,715	15,715	0.5%
				15,715	15,715	0.5%
Small Business Whole Loan Portfolio(43)	New York / Online Lending	741 Small Business Loans purchased from On Deck Capital, Inc.	14,603	14,603	14,215	0.4%
				14,603	14,215	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Spartan Energy Services, Inc.	Louisiana / Oil & Gas Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 12/28/2017)(11)(14)	$13,156	$12,923	$11,368	0.3%
		Senior Secured Term Loan B (13.00% (LIBOR + 12.00% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 12/28/2017)(11)(14)	14,123	13,669	984	0.1%
				26,592	12,352	0.4%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Overriding Royalty Interests(10)	—	—	—	—%
				—	—	—%
Sudbury Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.64%)(6)(15)	28,200	20,865	17,395	0.5%
				20,865	17,395	0.5%
Symphony CLO IX Ltd.	Cayman Islands / Structured Finance	Preference Shares (Residual Interest, current yield 14.11%)(6)(15)	45,500	32,629	29,267	0.9%
				32,629	29,267	0.9%
Symphony CLO XIV Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.12%)(6)(7)(15)	49,250	39,602	35,703	1.0%
				39,602	35,703	1.0%
Symphony CLO XV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.76%)(6)(15)	50,250	44,141	39,523	1.2%
				44,141	39,523	1.2%
System One Holdings, LLC	Pennsylvania / Business Services	Senior Secured Term Loan (11.25% (LIBOR + 10.50% with 0.75% LIBOR floor), due 11/17/2020)(3)(11)(14)	104,553	104,553	104,553	3.0%
				104,553	104,553	3.0%
TouchTunes Interactive Networks, Inc.	New York / Media	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(9)(11)(14)	5,000	4,936	4,936	0.1%
				4,936	4,936	0.1%
Traeger Pellet Grills LLC	Oregon / Durable Consumer Products	Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(11)(13)	34,519	34,519	34,519	1.0%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(11)(13)	36,506	36,506	36,506	1.1%
				71,025	71,025	2.1%
Transaction Network Services, Inc.	Virginia / Telecommunication Services	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/14/2020)(9)(11)(13)	4,410	4,392	4,392	0.1%
				4,392	4,392	0.1%
Trinity Services Group, Inc.(44)	Florida / Food Products	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 8/13/2019)(11)(13)	9,626	9,626	9,626	0.3%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 8/13/2019)(3)(11)(13)	125,000	125,000	125,000	3.6%
				134,626	134,626	3.9%
United Sporting Companies, Inc.(45)	South Carolina / Durable Consumer Products	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018)(3)(11)(14)	140,847	140,847	136,668	4.0%
				140,847	136,668	4.0%
Universal Fiber Systems, LLC	Virginia / Textiles, Apparel & Luxury Goods	Second Lien Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/02/2022)(3)(9)(11)(14)	37,000	36,340	36,340	1.1%
				36,340	36,340	1.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

USG Intermediate, LLC	Texas / Durable Consumer Products	Revolving Line of Credit – $2,500 Commitment (10.75% (LIBOR + 9.75% with 1.00% LIBOR floor), due 4/15/2017)(11)(14)(16)	$1,000	$1,000	$1,000	—%
		Senior Secured Term Loan A (8.25% (LIBOR + 7.25% with 1.00% LIBOR floor), due 4/15/2020)(3)(11)(14)	16,779	16,779	16,779	0.5%
		Senior Secured Term Loan B (13.25% (LIBOR + 12.25% with 1.00% LIBOR floor), due 4/15/2020)(3)(11)(14)	19,960	19,960	19,960	0.6%
		Equity		1	—	—%
				37,740	37,739	1.1%
Venio LLC	Pennsylvania / Business Services	Second Lien Term Loan (12.00% (LIBOR + 9.50% with 2.50% LIBOR floor) plus 2.00% default interest, in non-accrual status effective 12/31/15, due 2/19/2020)(11)(13)	17,000	17,000	12,876	0.4%
				17,000	12,876	0.4%
Voya CLO 2012-2, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 18.84%)(6)(15)	38,070	28,112	28,982	0.8%
				28,112	28,982	0.8%
Voya CLO 2012-3, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 18.51%)(6)(15)	46,632	34,597	34,319	1.0%
				34,597	34,319	1.0%
Voya CLO 2012-4, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 19.09%)(6)(15)	40,613	30,772	30,756	0.9%
				30,772	30,756	0.9%
Voya CLO 2014-1, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 19.32%)(6)(7)(15)	32,383	26,133	26,741	0.8%
				26,133	26,741	0.8%
Washington Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.52%)(6)(7)(15)	22,600	18,406	15,056	0.4%
				18,406	15,056	0.4%
Water Pik, Inc.	Colorado / Personal & Nondurable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021)(9)(11)(13)	15,439	15,097	15,097	0.4%
				15,097	15,097	0.4%
Wheel Pros, LLC	Colorado / Business Services	Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(11)(13)	12,000	12,000	12,000	0.4%
		Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(11)(13)	5,460	5,460	5,460	0.2%
				17,460	17,460	0.6%
Total Non-Control/Non-Affiliate Investments (Level 3)				$4,312,122	$4,133,939	120.3%

Total Portfolio Investments				$6,091,100	$5,897,708	171.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(50)

American Property REIT Corp.(17)	Various / Real Estate	Senior Secured Term Loan (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(11)(13)(47)	$78,077	$78,077	$78,077	2.1%
		Common Stock (301,845 shares)	—	22,115	32,098	0.9%
		Net Operating Income Interest (5% of Net Operating Income)	—	—	8,081	0.2%
				100,192	118,256	3.2%
Arctic Energy Services, LLC(18)	Wyoming / Oil & Gas Services	Senior Secured Term Loan (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor), due 5/5/2019)(3)(11)(14)	31,640	31,640	31,640	0.9%
		Senior Subordinated Term Loan (14.00% (LIBOR + 11.00% with 3.00% LIBOR floor), due 5/5/2019)(3)(11)(14)	20,230	20,230	20,230	0.5%
		Class A Units (700 units)	—	8,879	8,374	0.2%
		Class C Units (10 units)	—	127	120	—%
				60,876	60,364	1.6%
CCPI Inc.(19)	Ohio / Manufacturing	Senior Secured Term Loan A (10.00%, due 12/31/2017)(3)	16,763	16,763	16,763	0.5%
		Senior Secured Term Loan B (12.00% plus 7.00% PIK, due 12/31/2017)(47)	8,844	8,844	8,844	0.2%
		Common Stock (14,857 shares)	—	8,553	15,745	0.4%
				34,160	41,352	1.1%
CP Energy Services Inc.(20)	Oklahoma / Oil & Gas Services	Senior Secured Term Loan A to CP Well Testing, LLC (7.00% (LIBOR + 5.00% with 2.00% LIBOR floor), due 4/1/2019)(11)(13)	11,035	11,035	11,035	0.3%
		Senior Secured Term Loan B to CP Well Testing, LLC (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor) plus 7.50% PIK, due 4/1/2019)(3)(11)(13)(47)	74,493	74,493	74,493	2.0%
		Second Lien Term Loan to CP Well Testing, LLC (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor) plus 9.00% PIK, due 4/1/2019)(11)(13)(47)	15,563	15,563	5,481	0.2%
		Common Stock (2,924 shares)	—	15,227	—	—%
				116,318	91,009	2.5%
Credit Central Loan Company, LLC(21)	South Carolina / Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2019)(15)(47)	36,333	36,333	36,333	1.0%
		Class A Shares (7,500,000 shares)(15)	—	11,633	14,529	0.4%
		Net Revenues Interest (25% of Net Revenues)(15)	—	—	4,310	0.1%
				47,966	55,172	1.5%
Echelon Aviation LLC	New York / Aerospace & Defense	Senior Secured Term Loan (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(11)(14)(47)	40,808	40,808	40,808	1.1%
		Membership Interest (99%)	—	19,907	28,133	0.8%
				60,715	68,941	1.9%
Edmentum Ultimate Holdings, LLC(22)	Minnesota / Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00%, due 6/9/2020)(16)	4,896	4,896	4,896	0.1%
		Unsecured Senior PIK Note (8.50% PIK, due 6/9/2020)(47)	5,875	5,875	5,875	0.2%
		Unsecured Junior PIK Note (10.00% PIK, due 6/9/2020)(47)	19,868	19,868	19,868	0.5%
		Class A Common Units (370,964.14 units)	—	6,577	6,577	0.2%
				37,216	37,216	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(50)

First Tower Finance Company LLC(23)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 12.00% PIK, due 6/24/2019)(15)(47)	$251,578	$251,578	$251,578	6.8%
		Class A Shares (83,729,323 shares)(15)		66,473	114,372	3.1%
				318,051	365,950	9.9%
Freedom Marine Solutions, LLC(24)	Louisiana / Oil & Gas Services	Senior Secured Note to Vessel Company, LLC (18.00%, due 12/12/2016)	3,500	3,500	3,500	0.1%
		Senior Secured Note to Vessel Company II, LLC (13.00%, due 11/25/2018)	13,000	12,504	8,680	0.2%
		Senior Secured Note to Vessel Company III, LLC (13.00%, due 12/3/2018)	16,000	16,000	13,790	0.4%
		Membership Interest (100%)		7,808	1,120	—%
				39,812	27,090	0.7%
Gulf Coast Machine & Supply Company	Texas / Manufacturing	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), in non-accrual status effective 1/1/2015, due 10/12/2017)(11)(13)	26,844	26,000	6,918	0.2%
		Series A Convertible Preferred Stock (99,900 shares)		25,950	—	—%
				51,950	6,918	0.2%
Harbortouch Payments, LLC(25)	Pennsylvania / Business Services	Senior Secured Term Loan A (9.00% (LIBOR + 7.00% with 2.00% LIBOR floor), due 9/30/2017)(3)(11)(13)	128,980	128,980	128,980	3.5%
		Senior Secured Term Loan B (5.50% (LIBOR + 4.00% with 1.50% LIBOR floor) plus 5.50% PIK, due 3/31/2018)(11)(13)(47)	144,878	144,878	144,878	3.9%
		Senior Secured Term Loan C (13.00% (LIBOR + 9.00% with 4.00% LIBOR floor), due 9/29/2018)(11)(13)	22,876	22,876	22,876	0.6%
		Class C Shares (535 shares)		8,725	80,202	2.2%
				305,459	376,936	10.2%
MITY, Inc.(26)	Utah / Durable Consumer Products	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 3/19/2019)(3)(11)(13)	18,250	18,250	18,250	0.5%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 3/19/2019)(11)(13)(47)	16,301	16,301	16,301	0.4%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due on demand)(15)	7,200	7,200	5,827	0.2%
		Common Stock (42,053 shares)		6,849	10,417	0.3%
				48,600	50,795	1.4%
National Property REIT Corp.(27)	Various / Real Estate	Senior Secured Term Loan A (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(11)(13)(47)	202,629	202,629	202,629	5.5%
		Senior Secured Term Loan C (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 7.50% PIK, due 4/1/2019)(11)(13)(47)	44,147	44,147	44,147	1.2%
		Senior Secured Term Loan D (14.00% (LIBOR + 12.00% with 2.00% LIBOR floor) plus 4.50% PIK, due 4/1/2019)(11)(13)(47)	67,443	67,443	67,443	1.8%
		Senior Secured Term Loan A to ACL Loan Holdings, Inc. (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 7.50% PIK, due 4/1/2019)(11)(13)(47)	20,413	20,413	20,413	0.6%
		Senior Secured Term Loan B to ACL Loan Holdings, Inc. (14.00% (LIBOR + 12.00% with 2.00% LIBOR floor) plus 4.50% PIK, due 4/1/2019)(11)(13)(47)	30,582	30,582	30,582	0.8%
		Common Stock (643,175 shares)		84,446	87,002	2.3%
		Net Operating Income Interest (5% of Net Operating Income)		—	19,673	0.5%
				449,660	471,889	12.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(50)

Nationwide Loan Company LLC(28)	Illinois / Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)(15)(47)	$14,820	$14,820	$14,820	0.4%
		Class A Shares (26,974,454.27 shares)(15)		14,795	19,730	0.5%
				29,615	34,550	0.9%
NMMB, Inc.(29)	New York / Media	Senior Secured Note (14.00%, due 5/6/2016)	3,714	3,714	3,714	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2016)	7,000	7,000	7,000	0.2%
		Series A Preferred Stock (7,200 shares)		7,200	1,338	—%
		Series B Preferred Stock (5,669 shares)		5,669	—	—%
				23,583	12,052	0.3%
R-V Industries, Inc.	Pennsylvania / Manufacturing	Senior Subordinated Note (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/12/2018)(3)(11)(13)	29,237	29,237	29,237	0.8%
		Common Stock (545,107 shares)		5,087	8,246	0.2%
		Warrant (to purchase 200,000 shares of Common Stock, expires 6/30/2017)		1,682	3,025	0.1%
				36,006	40,508	1.1%
United Property REIT Corp.(30)	Various / Real Estate	Senior Term Loan (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(11)(13)(47)	62,768	62,768	62,768	1.7%
		Common Stock (74,449 shares)		12,860	11,216	0.3%
		Net Operating Income Interest (5% of Net Operating Income)		—	10,701	0.3%
				75,628	84,685	2.3%
Valley Electric Company, Inc.(32)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2017)(3)(11)(13)(47)	10,340	10,340	10,340	0.3%
		Senior Secured Note (10.00% plus 8.50% PIK, due 12/31/2018)(47)	22,293	22,293	20,157	0.5%
		Common Stock (50,000 shares)		26,204	—	—%
				58,837	30,497	0.8%
Wolf Energy, LLC	Kansas / Oil & Gas Production	Senior Secured Promissory Note secured by assets formerly owned by H&M (18.00%, in non-accrual status effective 4/15/2013, due 4/15/2018)	32,112	—	—	—%
		Membership Interest (100%)		—	—	—%
		Net Profits Interest (8% of Equity Distributions)(4)		—	22	—%
				—	22	—%
Total Control Investments				$1,894,644	$1,974,202	53.3%

Affiliate Investments (5.00% to 24.99% voting control)(51)

BNN Holdings Corp.	Michigan / Healthcare	Senior Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 8/29/2019)(3)(11)(12)	$21,182	$21,182	$21,182	0.6%
		Senior Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 8/29/2019)(3)(11)(12)	21,740	21,740	21,740	0.6%
		Series A Preferred Stock (9,925.455 shares)(8)		1,780	2,569	—%
		Series B Preferred Stock (1,753.636 shares)(8)		448	454	—%
				45,150	45,945	1.2%
Total Affiliate Investments				$45,150	$45,945	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Aderant North America, Inc.	Georgia / Software & Computer Services	Second Lien Term Loan (10.00% (LIBOR + 8.75% with 1.25% LIBOR floor), due 6/20/2019)(9)(11)(13)	$7,000	$6,928	$7,000	0.2%
				6,928	7,000	0.2%
AFI Shareholder, LLC (f/k/a Aircraft Fasteners International, LLC)	California / Machinery	Class A Units (32,500 units)		376	563	—%
				376	563	—%
Airmall Inc.	Pennsylvania / Property Management	Escrow Receivable		5,880	3,814	0.1%
				5,880	3,814	0.1%
Ajax Rolled Ring & Machine, LLC(42)	South Carolina / Manufacturing	Escrow Receivable		1,264	2,170	0.1%
				1,264	2,170	0.1%
ALG USA Holdings, LLC	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 2/28/2020)(9)(11)(14)	11,771	11,593	11,771	0.3%
				11,593	11,771	0.3%
American Gilsonite Company	Utah / Metal Services & Minerals	Second Lien Term Loan (11.50%, due 9/1/2017)(9)	15,755	15,755	14,287	0.4%
		Membership Interest (99.9999%)(34)		—	—	—%
				15,755	14,287	0.4%
Apidos CLO IX	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 22.56%)(6)(15)	23,525	20,644	22,325	0.6%
				20,644	22,325	0.6%
Apidos CLO XI	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.64%)(6)(15)	38,340	31,485	32,108	0.9%
				31,485	32,108	0.9%
Apidos CLO XII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.68%)(6)(15)	44,063	37,751	38,817	1.0%
				37,751	38,817	1.0%
Apidos CLO XV	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.07%)(6)(15)	36,515	33,958	30,911	0.8%
				33,958	30,911	0.8%
Arctic Glacier U.S.A., Inc.	Minnesota / Food Products	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 11/10/2019)(3)(11)(13)	150,000	150,000	149,180	4.0%
				150,000	149,180	4.0%
Ark-La-Tex Wireline Services, LLC	Louisiana / Oil & Gas Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 4/8/2019)(11)(14)	21,743	21,743	20,042	0.5%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/8/2019)(11)(14)	23,697	23,697	21,675	0.6%
				45,440	41,717	1.1%
Armor Holding II LLC	New York / Diversified Financial Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(9)(11)(13)	7,000	6,888	6,480	0.2%
				6,888	6,480	0.2%
Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Healthcare	Revolving Line of Credit – $4,000 Commitment (13.00% (LIBOR + 11.00% with 2.00% LIBOR floor), due 8/21/2016)(11)(13)(16)	2,350	2,350	2,350	0.1%
		Senior Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 2/21/2018)(3)(11)(13)	38,561	38,561	35,189	0.9%
				40,911	37,539	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

BAART Programs, Inc.	California / Healthcare	Revolving Line of Credit – $5,000 Commitment (8.75% (LIBOR + 8.25% with 0.50% LIBOR floor), due 6/30/2018)(13)(16)	$1,000	$1,000	$1,000	—%
		Senior Secured Term Loan A (6.25% (LIBOR + 5.75% with 0.50% LIBOR floor), due 6/30/2020)(11)(13)	21,500	21,500	21,500	0.6%
		Senior Secured Term Loan B (11.25% (LIBOR + 10.75% with 0.50% LIBOR floor), due 6/30/2020)(11)(13)	21,500	21,500	21,500	0.6%
		Delayed Draw Term Loan – $10,500 Commitment (expires 12/31/2015)(16)	—	—	—	—%
				44,000	44,000	1.2%
Babson CLO Ltd. 2014-III	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.25%)(6)(7)(15)	52,250	47,799	47,148	1.3%
				47,799	47,148	1.3%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Notes (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 4/8/2019)(3)(11)(14)(35)	252,200	252,200	252,200	6.8%
				252,200	252,200	6.8%
Brookside Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 19.25%)(6)(15)	26,000	21,432	24,566	0.7%
				21,432	24,566	0.7%
Caleel + Hayden, LLC	Colorado / Personal & Nondurable Consumer Products	Membership Interest(37)		—	227	—%
				—	227	—%
Capstone Logistics Acquisition, Inc.	Georgia / Business Services	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(11)(14)	102,500	101,891	101,891	2.8%
				101,891	101,891	2.8%
Cent CLO 17 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.90%)(6)(15)	24,870	20,309	20,922	0.6%
				20,309	20,922	0.6%
Cent CLO 20 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.49%)(6)(15)	40,275	35,724	33,505	0.9%
				35,724	33,505	0.9%
Cent CLO 21 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.42%)(6)(7)(15)	48,528	43,038	41,910	1.1%
				43,038	41,910	1.1%
CIFC Funding 2011-I, Ltd.	Cayman Islands / Structured Finance	Class D Senior Secured Notes (5.28% (LIBOR + 5.00%, due 1/19/2023)(5)(11)(13)(15)	19,000	15,604	18,175	0.5%
		Class E Subordinated Notes (7.28% (LIBOR + 7.00%, due 1/19/2023)(5)(11)(13)(15)	15,400	13,009	14,223	0.4%
				28,613	32,398	0.9%
CIFC Funding 2013-III, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.56%)(6)(15)	44,100	35,412	35,599	1.0%
				35,412	35,599	1.0%
CIFC Funding 2013-IV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.87%)(6)(15)	45,500	36,124	38,265	1.0%
				36,124	38,265	1.0%
CIFC Funding 2014-IV Investor, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 13.83%)(6)(7)(15)	41,500	34,921	36,195	1.0%
				34,921	36,195	1.0%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Cinedigm DC Holdings, LLC	New York / Software & Computer Services	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(11)(13)(47)	$67,449	$67,399	$67,449	1.8%
				67,399	67,449	1.8%
Coverall North America, Inc.	Florida / Commercial Services	Senior Secured Term Loan (11.50% (LIBOR + 8.50% with 3.00% LIBOR floor), due 12/17/2017)(3)(11)(14)	49,922	49,922	49,922	1.3%
				49,922	49,922	1.3%
Crosman Corporation	New York / Manufacturing	Second Lien Term Loan (12.00% (LIBOR + 10.50% with 1.50% LIBOR floor), due 12/30/2019)(3)(11)(14)	40,000	40,000	35,973	1.0%
				40,000	35,973	1.0%
Diamondback Operating, LP	Oklahoma / Oil & Gas Production	Net Profits Interest (15% of Equity Distributions)(4)		—	—	—%
				—	—	—%
Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)(9)	15,700	15,518	13,070	0.4%
				15,518	13,070	0.4%
Fleetwash, Inc.	New Jersey / Business Services	Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/30/2019)(3)(11)(13)	24,446	24,446	24,446	0.7%
		Delayed Draw Term Loan – $15,000 Commitment (expires 4/30/2019)(16)	—	—	—	—%
				24,446	24,446	0.7%
Focus Brands, Inc.	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)(9)(11)(14)	18,000	17,821	18,000	0.5%
				17,821	18,000	0.5%
Galaxy XV CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.65%)(6)(15)	35,025	27,762	29,739	0.8%
				27,762	29,739	0.8%
Galaxy XVI CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.97%)(6)(15)	24,575	20,434	20,849	0.6%
				20,434	20,849	0.6%
Galaxy XVII CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.43%)(6)(7)(15)	39,905	33,493	33,742	0.9%
				33,493	33,742	0.9%
Global Employment Solutions, Inc.	Colorado / Business Services	Senior Secured Term Loan (10.25% (LIBOR + 9.25% with 1.00% LIBOR floor), due 6/26/2020)(3)(11)(14)	49,567	49,567	49,567	1.3%
				49,567	49,567	1.3%
GTP Operations, LLC(36)	Texas / Software & Computer Services	Senior Secured Term Loan (10.00% (LIBOR + 5.00% with 5.00% LIBOR floor), due 12/11/2018)(3)(11)(13)	116,411	116,411	116,411	3.1%
				116,411	116,411	3.1%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 30.89%)(6)(15)	23,188	19,941	23,172	0.6%
				19,941	23,172	0.6%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 21.41%)(6)(15)	40,400	34,936	39,208	1.1%
				34,936	39,208	1.1%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.17%)(6)(15)	24,500	21,020	22,096	0.6%
				21,020	22,096	0.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2014-2 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.73%)(6)(7)(15)	$41,164	$34,723	$37,555	1.0%
				34,723	37,555	1.0%
HarbourView CLO VII, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.84%)(6)(7)(15)	19,025	15,252	15,197	0.4%
				15,252	15,197	0.4%
Harley Marine Services, Inc.	Washington / Transportation	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 12/20/2019)(3)(9)(11)(13)	9,000	8,855	8,748	0.2%
				8,855	8,748	0.2%
Hollander Sleep Products, LLC	Florida / Durable Consumer Products	Senior Secured Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 10/21/2020)(3)(11)(14)	22,444	22,444	22,444	0.6%
				22,444	22,444	0.6%
ICON Health & Fitness, Inc.	Utah / Durable Consumer Products	Senior Secured Note (11.875%, due 10/15/2016)(9)	16,100	16,103	16,100	0.4%
				16,103	16,100	0.4%
ICV-CSI Holdings, LLC	New York / Transportation	Membership Units (1.6 units)		1,639	2,400	0.1%
				1,639	2,400	0.1%
Instant Web, LLC	Minnesota / Media	Senior Secured Term Loan A (5.50% (LIBOR + 4.50% with 1.00% LIBOR floor), due 3/28/2019)(11)(13)	146,363	146,363	146,363	4.0%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/28/2019)(3)(11)(13)	150,100	150,100	150,100	4.0%
		Senior Secured Term Loan C (12.75% (LIBOR + 11.75% with 1.00% LIBOR floor), due 3/28/2019)(11)(13)	27,000	27,000	27,000	0.7%
		Delayed Draw Term Loan – $16,000 Commitment (expires 5/29/2016)(16)	—	—	—	—%
				323,463	323,463	8.7%
InterDent, Inc.	California / Healthcare	Senior Secured Term Loan A (6.25% (LIBOR + 5.25% with 1.00% LIBOR floor), due 8/3/2017)(11)(14)	125,350	125,350	125,350	3.4%
		Senior Secured Term Loan B (11.25% (LIBOR + 10.25% with 1.00% LIBOR floor), due 8/3/2017)(3)(11)(14)	131,125	131,125	131,125	3.5%
				256,475	256,475	6.9%
JAC Holding Corporation	Michigan / Transportation	Senior Secured Note (11.50%, due 10/1/2019)(9)	3,000	3,000	3,000	0.1%
				3,000	3,000	0.1%
Jefferson Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.65%)(6)(7)(15)	19,500	16,928	16,928	0.5%
				16,928	16,928	0.5%
JHH Holdings, Inc.	Texas / Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor) plus 0.50% PIK, due 3/30/2019)(3)(11)(13)(47)	35,297	35,297	35,297	1.0%
				35,297	35,297	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

LaserShip, Inc.	Virginia / Transportation	Senior Secured Term Loan A (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor) plus 2.00% default interest, due 3/18/2019)(3)(11)(14)	$35,156	$35,156	$30,778	0.8%
		Senior Secured Term Loan B (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor) plus 2.00% default interest, due 3/18/2019)(3)(11)(14)	21,555	21,555	18,866	0.5%
		Delayed Draw Term Loan – $6,000 Commitment (expires 12/31/2016)(16)	—	—	—	—%
				56,711	49,644	1.3%
LCM XIV Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 16.70%)(6)(15)	26,500	22,636	23,163	0.6%
				22,636	23,163	0.6%
Madison Park Funding IX, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 21.64%)(6)(15)	31,110	23,663	25,804	0.7%
				23,663	25,804	0.7%
Matrixx Initiatives, Inc.	New Jersey / Pharmaceuticals	Senior Secured Term Loan A (7.50% (LIBOR + 6.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(11)(13)	34,389	34,389	34,026	0.9%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(11)(13)	40,562	40,562	40,562	1.1%
				74,951	74,588	2.0%
Maverick Healthcare Equity, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,252	2,190	0.1%
		Class A Common Units (1,250,000 units)		—	—	—%
				1,252	2,190	0.1%
Mountain View CLO 2013-I Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.47%)(6)(15)	43,650	37,168	40,480	1.1%
				37,168	40,480	1.1%
Mountain View CLO IX Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.43%)(6)(7)(15)	47,830	44,739	44,666	1.2%
				44,739	44,666	1.2%
Nathan's Famous, Inc.	New York / Food Products	Senior Secured Notes (10.00%, due 3/15/2020)(9)	3,000	3,000	3,000	0.1%
				3,000	3,000	0.1%
NCP Finance Limited Partnership(38)	Ohio / Consumer Finance	Subordinated Secured Term Loan (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(9)(11)(14)(15)	16,305	16,065	16,305	0.4%
				16,065	16,305	0.4%
New Century Transportation, Inc.	New Jersey / Transportation	Senior Subordinated Term Loan (12.00% (LIBOR + 10.00% with 2.00% LIBOR floor) plus 4.00% PIK, in non-accrual status effective 4/1/2014, due 2/3/2018)(11)(14)(47)	187	187	—	—%
				187	—	—%
Nixon, Inc.	California / Durable Consumer Products	Senior Secured Term Loan (8.75% plus 2.75% PIK, due 4/16/2018)(3)(9)(47)	13,925	13,749	13,616	0.4%
				13,749	13,616	0.4%
Octagon Investment Partners XV, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 20.72%)(6)(15)	28,571	24,515	26,461	0.7%
				24,515	26,461	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Onyx Payments(39)	Texas / Diversified Financial Services	Revolving Line of Credit – $5,000 Commitment (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 9/10/2015)(11)(13)(16)	$2,000	$2,000	$2,000	0.1%
		Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 9/10/2019)(3)(11)(13)	52,050	52,050	52,050	1.4%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor), due 9/10/2019)(11)(13)	59,389	59,389	59,389	1.6%
				113,439	113,439	3.1%
Pacific World Corporation	California / Personal & Nondurable Consumer Products	Revolving Line of Credit – $15,000 Commitment (8.00% (LIBOR + 7.00% with 1.00% LIBOR floor), due 9/26/2020)(11)(14)(16)	6,500	6,500	6,500	0.2%
		Senior Secured Term Loan A (6.00% (LIBOR + 5.00% with 1.00% LIBOR floor), due 9/26/2020)(11)(14)	99,250	99,250	95,400	2.6%
		Senior Secured Term Loan B (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/26/2020)(3)(11)(14)	99,250	99,250	81,772	2.2%
				205,000	183,672	5.0%
Pelican Products, Inc.	California / Durable Consumer Products	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/9/2021)(9)(11)(14)	17,500	17,484	17,500	0.5%
				17,484	17,500	0.5%
PGX Holdings, Inc.(40)	Utah / Consumer Services	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(11)(14)	135,000	135,000	135,000	3.6%
				135,000	135,000	3.6%
Photonis Technologies SAS	France / Aerospace & Defense	First Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(9)(11)(14)(15)	10,369	10,145	9,734	0.3%
				10,145	9,734	0.3%
Pinnacle (US) Acquisition Co. Limited	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(9)(11)(13)	7,037	6,890	6,612	0.2%
				6,890	6,612	0.2%
PlayPower, Inc.	North Carolina / Durable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 6/23/2022)(9)(11)(13)	10,000	9,850	9,850	0.3%
				9,850	9,850	0.3%
Prime Security Services Borrower, LLC	Illinois / Consumer Services	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 7/1/2022)(9)(11)(14)	10,000	9,850	9,850	0.3%
				9,850	9,850	0.3%
PrimeSport, Inc.	Georgia / Hotels, Restaurants & Leisure	Revolving Line of Credit – $15,000 Commitment (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 7/31/2015)(11)(13)(16)	13,800	13,800	13,800	0.4%
		Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(11)(13)	54,227	54,227	54,227	1.4%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(11)	74,500	74,500	74,500	2.0%
				142,527	142,527	3.8%
Prince Mineral Holding Corp.	New York / Metal Services & Minerals	Senior Secured Term Loan (11.50%, due 12/15/2019)(9)	10,000	9,915	9,458	0.3%
				9,915	9,458	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Rocket Software, Inc.	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)(3)(9)(11)(13)	$20,000	$19,801	$20,000	0.5%
				19,801	20,000	0.5%
Royal Holdings, Inc.	Indiana / Chemicals	Second Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 6/19/2023)(9)(11)(14)	5,000	4,963	5,000	0.1%
				4,963	5,000	0.1%
Ryan, LLC	Texas / Business Services	Subordinated Unsecured Notes (12.00% (LIBOR + 9.00% with 3.00% LIBOR floor) plus 3.00% PIK, due 6/30/2018)(11)(13)(47)	72,701	72,701	72,701	2.0%
				72,701	72,701	2.0%
Security Alarm Financing Enterprises, L.P.(41)	California / Consumer Services	Subordinated Unsecured Notes (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 12/19/2020)(11)(14)	25,000	25,000	25,000	0.7%
				25,000	25,000	0.7%
SESAC Holdco II LLC	Tennessee / Media	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 4/22/2021)(3)(9)(11)(13)	10,000	9,854	9,925	0.3%
				9,854	9,925	0.3%
Small Business Whole Loan Portfolio(43)	New York / Online Lending	40 small business loans purchased from Direct Capital Corporation	492	492	362	—%
		2,306 small business loans purchased from On Deck Capital, Inc.	50,066	50,066	50,530	1.4%
				50,558	50,892	1.4%
Spartan Energy Services, Inc.	Louisiana / Oil & Gas Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 12/28/2017)(3)(11)(14)	13,422	13,422	12,973	0.3%
		Senior Secured Term Loan B (11.00% (LIBOR + 10.00% with 1.00% LIBOR floor), due 12/28/2017)(3)(11)(14)	13,935	13,935	13,664	0.4%
				27,357	26,637	0.7%
Speedy Group Holdings Corp.	Canada / Consumer Finance	Senior Unsecured Notes (12.00%, due 11/15/2017)(9)(15)	15,000	15,000	15,000	0.4%
				15,000	15,000	0.4%
Stauber Performance Ingredients, Inc.	California / Food Products	Senior Secured Term Loan A (7.50% (LIBOR + 6.50% with 1.00% LIBOR floor), due 11/25/2019)(3)(11)(13)	9,561	9,561	9,561	0.2%
		Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 11/25/2019)(3)(11)(13)	9,799	9,799	9,799	0.3%
				19,360	19,360	0.5%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Overriding Royalty Interests(10)		—	—	—%
				—	—	—%
Sudbury Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.92%)(6)(15)	28,200	22,562	24,425	0.7%
				22,562	24,425	0.7%
Symphony CLO IX Ltd.	Cayman Islands / Structured Finance	Preference Shares (Residual Interest, current yield 20.76%)(6)(15)	45,500	34,797	40,034	1.1%
				34,797	40,034	1.1%
Symphony CLO XIV Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.24%)(6)(7)(15)	49,250	44,018	45,641	1.2%
				44,018	45,641	1.2%
Symphony CLO XV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.72%)(6)(15)	50,250	46,994	46,452	1.3%
				46,994	46,452	1.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

System One Holdings, LLC	Pennsylvania / Business Services	Senior Secured Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 11/17/2020)(3)(11)(14)	$68,146	$68,146	$68,146	1.8%
		Delayed Draw Term Loan – $11,500 Commitment (expires 12/31/2015)(16)	—	—	—	—%
				68,146	68,146	1.8%
Targus Group International, Inc.	California / Durable Consumer Products	First Lien Term Loan (11.75% (PRIME + 8.50%) plus 1.00% PIK and 2.00% default interest, due 5/24/2016)(9)(11)(47)	21,487	21,378	17,233	0.5%
				21,378	17,233	0.5%
TB Corp.	Texas / Hotels, Restaurants & Leisure	Senior Subordinated Note (12.00% plus 1.50% PIK, due 12/19/2018)(3)(47)	23,628	23,628	23,628	0.6%
				23,628	23,628	0.6%
Therakos, Inc.	New Jersey / Healthcare	Second Lien Term Loan (10.75% (LIBOR + 9.50% with 1.25% LIBOR floor), due 6/27/2018)(9)(11)(13)	13,000	12,808	13,000	0.4%
				12,808	13,000	0.4%
Tolt Solutions, Inc.	South Carolina / Business Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 3/7/2019)(3)(11)(13)	47,802	47,802	45,548	1.2%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/7/2019)(3)(11)(13)	48,900	48,900	46,155	1.2%
				96,702	91,703	2.4%
TouchTunes Interactive Networks, Inc.	New York / Media	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(9)(11)(14)	5,000	4,925	4,925	0.1%
				4,925	4,925	0.1%
Traeger Pellet Grills LLC	Oregon / Durable Consumer Products	Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(11)(13)	35,644	35,644	35,644	1.0%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(11)(13)	36,881	36,881	36,881	1.0%
				72,525	72,525	2.0%
Transaction Network Services, Inc.	Virginia / Telecommunication Services	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/14/2020)(9)(11)(14)	4,595	4,573	4,595	0.1%
				4,573	4,595	0.1%
Trinity Services Group, Inc.(44)	Florida / Food Products	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 8/13/2019)(11)(13)	9,825	9,825	9,825	0.3%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 8/13/2019)(3)(11)(13)	100,000	100,000	100,000	2.7%
				109,825	109,825	3.0%
United Sporting Companies, Inc.(45)	South Carolina / Durable Consumer Products	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018)(3)(11)(14)	158,238	158,238	145,618	3.9%
				158,238	145,618	3.9%
United States Environmental Services, LLC	Texas / Commercial Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor) plus 2.00% default interest, due 3/31/2019)(3)(11)(13)	23,250	23,250	21,551	0.6%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor) plus 2.00% default interest, due 3/31/2019)(3)(11)(13)	36,000	36,000	33,406	0.9%
				59,250	54,957	1.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2015
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

USG Intermediate, LLC	Texas / Durable Consumer Products	Revolving Line of Credit – $5,000 Commitment (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 4/15/2016)(11)(14)(16)	$—	$—	$—	—%
		Senior Secured Term Loan A (7.50% (LIBOR + 6.50% with 1.00% LIBOR floor), due 4/15/2020)(3)(11)(14)	21,587	21,587	21,587	0.6%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.50% with 1.00% LIBOR floor), due 4/15/2020)(3)(11)(14)	21,695	21,695	21,695	0.6%
		Equity	—	1	—	—%
				43,283	43,282	1.2%
Venio LLC	Pennsylvania / Business Services	Second Lien Term Loan (12.00% (LIBOR + 9.50% with 2.50% LIBOR floor), due 2/19/2020)(3)(11)(13)	17,000	17,000	16,042	0.4%
				17,000	16,042	0.4%
Voya CLO 2012-2, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 19.32%)(6)(15)	38,070	30,002	32,391	0.9%
				30,002	32,391	0.9%
Voya CLO 2012-3, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 16.87%)(6)(15)	46,632	37,208	38,465	1.0%
				37,208	38,465	1.0%
Voya CLO 2012-4, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 19.40%)(6)(15)	40,613	32,918	34,977	0.9%
				32,918	34,977	0.9%
Voya CLO 2014-1, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.25%)(6)(7)(15)	32,383	28,886	29,170	0.8%
				28,886	29,170	0.8%
Washington Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.28%)(6)(7)(15)	22,600	19,542	20,137	0.5%
				19,542	20,137	0.5%
Water Pik, Inc.	Colorado / Personal & Nondurable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021)(9)(11)(13)	9,147	8,796	9,147	0.2%
				8,796	9,147	0.2%
Wheel Pros, LLC	Colorado / Business Services	Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(11)(13)	12,000	12,000	12,000	0.3%
		Delayed Draw Term Loan – $3,000 Commitment (expires 12/30/2015)(16)	—	—	—	—%
				12,000	12,000	0.3%
Wind River Resources Corporation(46)	Utah / Oil & Gas Production	Senior Secured Note (13.00% (LIBOR + 7.50% with 5.50% LIBOR floor) plus 3.00% default interest on principal and 16.00% default interest on past due interest, in non-accrual status effective 12/1/2008, past due)(11)	3,000	3,000	—	—%
		Net Profits Interest (5% of Equity Distributions)(4)		—	—	—%
				3,000	—	—%
Total Non-Control/Non-Affiliate Investments (Level 3)				$4,619,519	$4,589,151	124.0%

Total Level 3 Portfolio Investments				$6,559,313	$6,609,298	178.5%

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
(in thousands, except share data)

Endnote Explanations as of June 30, 2016 and June 30, 2015

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

(2)
Fair value is determined by or under the direction of our Board of Directors. As of June 30, 2015, one of our portfolio investments, Dover Saddlery, Inc. (“Dover”), was publicly traded and classified as Level 1 within the valuation hierarchy established by ASC 820, Fair Value Measurement (“ASC 820”). On July 1, 2015 we redeemed our investment in Dover and realized a gain of $200. As of June 30, 2015, the fair value of our remaining portfolio investments was determined using significant unobservable inputs. As of June 30, 2016, all of our investments were classified as Level 3. ASC 820 classifies such unobservable inputs used to measure fair value as Level 3 within the valuation hierarchy. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.

(3)
Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of the investments held by PCF at June 30, 2016 and June 30, 2015 were $1,348,577 and $1,511,585, respectively, representing 22.9% and 22.9% of our total investments, respectively.

(4)	In addition to the stated returns, the net profits interest held will be realized upon sale of the borrower or a sale of the interests.

(5)	This investment is in the debt class of a CLO security.

(6)
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

(7)	Co-investment with another fund managed by an affiliate of our investment adviser, Prospect Capital Management L.P. See Note 13 for further discussion.

(8)	On a fully diluted basis represents 10.00% of voting common shares.

(9)	Syndicated investment which was originated by a financial institution and broadly distributed.

(10)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(11)	Security, or a portion thereof, has a floating interest rate which may be subject to a LIBOR or PRIME floor. The interest rate was in effect at June 30, 2016 and June 30, 2015.

(12)
The interest rate on these investments is subject to the base rate of 6-Month LIBOR, which was 0.44% at June 30, 2015. No loans utilized a base rate of 6 month LIBOR at June 30, 2016. The current base rate for each investment may be different from the reference rate on June 30, 2015.

(13)
The interest rate on these investments is subject to the base rate of 3-Month LIBOR, which was 0.65% and 0.28% at June 30, 2016 and June 30, 2015, respectively. The current base rate for each investment may be different from the reference rate on June 30, 2016 and June 30, 2015.

(14)
The interest rate on these investments is subject to the base rate of 1-Month LIBOR, which was 0.47% and 0.19% at June 30, 2016 and June 30, 2015, respectively. The current base rate for each investment may be different from the reference rate on June 30, 2016 and June 30, 2015.

(15)
Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2016 and June 30, 2015, our qualifying assets as a percentage of total assets, stood at 74.58% and 75.1%, respectively. We monitor the status of these assets on an ongoing basis.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2016 and June 30, 2015 (Continued)

(16)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 6.00%. As of June 30, 2016 and June 30, 2015, we had $40,560 and $88,288, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.

(17)
APH Property Holdings, LLC, a consolidated entity in which we own 100% of the membership interests, owns 100% of the common equity of American Property REIT Corp. (f/k/a American Property Holdings Corp. (“APRC”)), a qualified Real Estate Investment Trust (“REIT”) which holds investments in several real estate properties. See Note 3 for further discussion of the properties held by APRC. Effective May 23, 2016, APRC merged with and into National Property REIT Corp. (“NPRC”), with NPRC as the surviving entity.

(18)
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

(19)
CCPI Holdings Inc., a consolidated entity in which we own 100% of the common stock, owns 94.59% and 94.95% of CCPI Inc. (“CCPI”), the operating company, as of June 30, 2016 and June 30, 2015, respectively. We report CCPI as a separate controlled company.

(20)
CP Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 82.3% of CP Energy Services Inc. (“CP Energy”) as of June 30, 2016 and June 30, 2015, respectively. As of June 30, 2015, CP Energy owned directly or indirectly 100% of each of CP Well Testing, LLC (“CP Well”); Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. Effective December 31, 2014, CP Energy underwent a corporate reorganization in order to consolidate certain of its wholly-owned subsidiaries. On October 30, 2015, we restructured our investment in CP Energy. Concurrent with the restructuring, we exchanged our $86,965 senior secured loan and $15,924 subordinated loan for Series B Redeemable Preferred Stock in CP Energy.

(21)
Credit Central Holdings of Delaware, LLC, a consolidated entity in which we own 100% of the membership interests, owns 74.93% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of June 30, 2016 and June 30, 2015, Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company.

(22)
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

(23)
First Tower Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC, the operating company as of June 30, 2016 and June 30, 2015, respectively. We report First Tower Finance as a separate controlled company.

(24)
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

(25)
Harbortouch Holdings of Delaware Inc., a consolidated entity in which we owned 100% of the common stock, owned 100% of the Class C voting units of Harbortouch Payments, LLC (“Harbortouch”), which provide for a 53.5% residual profits allocation. Harbortouch management owns 100% of the Class B and Class D voting units of Harbortouch, which provide for a 46.5% residual profits allocation. Harbortouch owns 100% of Credit Card Processing USA, LLC. We reported Harbortouch as a separate controlled company as of June 30, 2015. On May 31, 2016, we sold our investment in Harbortouch for total consideration of $328,032, including fees and escrowed amounts. Prior to the sale, $154,382 of Senior Secured Term Loan B loan outstanding was converted to preferred equity. We received a repayment of $146,989 loans receivable to us and $157,639 of proceeds related

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2016 and June 30, 2015 (Continued)

to the equity investment. We recorded a realized loss of $5,419 related to the sale. We also received a $5,145 prepayment premium for early repayment of the outstanding loans, which was recorded as interest income in the year ended June 30, 2016 and a $12,909 advisory fee for the transaction, which was recorded as other income in the year ended June 30, 2016. In addition, there is $5,350 being held in escrow which will be recognized as additional realized gain if and when it is received. Concurrent with the sale, we made a $27,500 second lien secured investment in Harbortouch.

(26)
MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 95.83% and 94.99% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”), as of June 30, 2016 and June 30, 2015, respectively. MITY owns 100% of each of MITY-Lite, Inc.; Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. MITY Delaware has a subordinated unsecured note issued and outstanding to Broda Canada that is denominated in Canadian Dollars (CAD). As of June 30, 2016 and June 30, 2015, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD.

(27)
NPH Property Holdings, LLC, a consolidated entity in which we own 100% of the membership interests, owns 100% of the common equity of NPRC (f/k/a National Property Holdings Corp.), a property REIT which holds investments in several real estate properties. Additionally, through its wholly-owned subsidiaries, NPRC invests in online consumer loans. We report NPRC as a separate controlled company. See Note 3 for further discussion of the properties held by NPRC. On March 17, 2015, we entered into a new credit agreement with ACL Loan Holdings, Inc. (“ACLLH”), a wholly-owned subsidiary of NPRC, to form two new tranches of senior secured term loans, Term Loan A and Term Loan B, with the same terms as the then existing NPRC Term Loan A and Term Loan B due to us. That agreement was effective as of June 30, 2014. On June 30, 2014, ACLLH made a non-cash return of capital distribution of $22,390 to NPRC and NPRC transferred and assigned to ACLLH a senior secured Term Loan A due to us. On June 2, 2015, we amended the credit agreement with NPRC to form two new tranches of senior secured term loans, Term Loan C and Term Loan D, with the same terms as the then existing ACLLH Term Loan A and Term Loan B due to us. That amendment was effective as of April 1, 2015. On August 18, 2015, we amended the credit agreement with NPRC to form a new tranche of senior secured term loans, Term Loan E. The amendment was effective as of July 1, 2015, and the outstanding Term Loan C and Term Loan D balances were converted to Term Loan E. On August 12, 2015, we also amended the credit agreement with ACLLH to form a new tranche of senior secured term loans, Term Loan C. The amendment was effective as of July 1, 2015, and the outstanding Term Loan A and Term Loan B balances were converted to Term Loan C. Effective May 23, 2016, APRC and United Property REIT Corp. (“UPRC”) merged with and into NPRC, with NPRC as the surviving entity. APRC and UPRC have been dissolved.

(28)
Nationwide Acceptance Holdings LLC, a consolidated entity in which we own 100% of the membership interests, owns 93.79% of Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC (“Nationwide”)), the operating company, as of June 30, 2016 and June 30, 2015. We report Nationwide as a separate controlled company. On June 1, 2015, Nationwide completed a corporate reorganization. As part of a reorganization, Nationwide Acceptance LLC was renamed Nationwide Loan Company LLC (continues as “Nationwide”) and formed two new wholly-owned subsidiaries: Pelican Loan Company LLC (“Pelican”) and Nationwide Consumer Loans LLC. Nationwide assigned 100% of the equity interests in its other subsidiaries to Pelican which, in turn, assigned these interests to Nationwide Acceptance LLC (“New Nationwide”), the new operating company wholly-owned by Pelican. New Nationwide also assumed the existing senior subordinated term loan due to Prospect.

(29)
NMMB Holdings, a consolidated entity in which we own 100% of the equity, owns 96.33% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of June 30, 2016 and June 30, 2015. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.

(30)
UPH Property Holdings, LLC, a consolidated entity in which we own 100% of the membership interests, owns 100% of the common equity of UPRC (f/k/a United Property Holdings Corp.), a property REIT which holds investments in several real estate properties. We report UPRC as a separate controlled company. See Note 3 for further discussion of the properties held by UPRC. Effective May 23, 2016, UPRC merged with and into NPRC, with NPRC as the surviving entity.

(31)
During the period from June 15, 2016 through June 29, 2016, we provided additional $3,500 debt financing to USES Corp. (“USES”) and its subsidiaries in the form of additional Term Loan A debt and, in connection with this debt financing, USES issued to us 268,962 shares of its common stock representing a 99.96% common equity ownership interest in USES. Therefore, USES became a controlled company on June 30, 2016.

(32)
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2016 and June 30, 2015 (Continued)

(33)
On February 3, 2016, lenders foreclosed on Targus Group International, Inc., and our $21,613 first lien term loan was extinguished and exchanged for 1,262,737 common units representing 12.63% equity ownership in Targus Cayman HoldCo Limited, the parent company of Targus International LLC (“Targus”).  On February 17, 2016, we provided additional debt financing to support the recapitalization of Targus. As part of the recapitalization, we invested an additional $1,263 in a new senior secured Term Loan A notes and were allocated $3,788 in new senior secured Term Loan B notes. During the same period, Targus was written-down for tax purposes and a realized loss of $14,194 therefore was realized for the amount that the amortized cost exceeded the fair value.

(34)
We own 99.9999% of AGC/PEP, LLC. AGC/PEP, LLC owns 2,038 out of a total of 93,485 shares (including 7,456 vested and unvested management options) of American Gilsonite Holding Company which owns 100% of American Gilsonite Company.

(35)
A portion of the senior secured note is denominated in Canadian Dollars (CAD). As of June 30, 2015, the principal balance of this note was CAD 36,666. In accordance with ASC 830, this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedules of Investments in USD.

(36)
GTP Operations, LLC, Transplace, LLC, CI (Transplace) International, LLC, Transplace Freight Services, LLC, Transplace Texas, LP, Transplace Stuttgart, LP, Transplace International, Inc., Celtic International, LLC, and Treetop Merger Sub, LLC are joint borrowers on the senior secured term loan.

(37)	As of June 30, 2016 and June 30, 2015, we own 1.43% (13,220 shares) of Mineral Fusion Natural, LLC, a subsidiary of Caleel + Hayden, LLC, common and preferred interest.

(38)	NCP Finance Limited Partnership, NCP Finance Ohio, LLC, and certain affiliates thereof are joint borrowers on the subordinated secured term loan

(39)
Pegasus Business Intelligence, LP, Paycom Acquisition, LLC, and Paycom Acquisition Corp. are joint borrowers on the senior secured loan facilities. Paycom Intermediate Holdings, Inc. is the parent guarantor of this debt investment. These entities transact business internationally under the trade name Onyx Payments.

(40)
As of June 30, 2015, Progrexion Marketing, Inc., Progrexion Teleservices, Inc., Progrexion ASG, Inc., Progrexion IP, Inc., Creditrepair.com, Inc., and eFolks, LLC were joint borrowers on the senior secured term loan. PGX Holdings, Inc. (“PGX”) was the parent guarantor of this debt investment. As of June 30, 2016, PGX is the sole borrower on the second lien term loan.

(41)	Security Alarm Financing Enterprises, L.P. and California Security Alarms, Inc. are joint borrowers on the senior subordinated note.

(42)
SB Forging Company, Inc. (“SB Forging”), a consolidated entity in which we own 100% of the equity, owned 100% of Ajax Rolled Ring & Machine, LLC, the operating company, which was sold on October 10, 2014. As part of the sale there is $3,000 being held in escrow of which $802 and $1,750 was received on May 6, 2015 and May 31, 2016, respectively, for which Prospect realized a gain of the same amount.

(43)
Our wholly-owned subsidiary Prospect Small Business Lending, LLC purchases small business whole loans from small business loan originators, including On Deck Capital, Inc., and Direct Capital Corporation.

(44)	Trinity Services Group, Inc. and Trinity Services I, LLC are joint borrowers on the senior secured loan facility.

(45)
Ellett Brothers, LLC, Evans Sports, Inc., Jerry’s Sports, Inc., Simmons Gun Specialties, Inc., Bonitz Brothers, Inc., and Outdoor Sports Headquarters, Inc. are joint borrowers on the second lien term loan. United Sporting Companies, Inc. is a parent guarantor of this debt investment.

(46)
Wind River Resources Corporation and Wind River II Corporation are joint borrowers on the senior secured note. The interest rate for this investment is subject to the base rate of 12-Month LIBOR, which was 0.77% at June 30, 2015.

(47)
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2016 and June 30, 2015 (Continued)

The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended June 30, 2016:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
CCPI Inc.	—%	7.00%	7.00%
Cinedigm DC Holdings, LLC	—%	2.50%	2.50%
Credit Central Loan Company	6.49%	3.51%	10.00%
Crosman Corporation - Senior Secured Term Loan A	4.00%	—%	4.00%
Crosman Corporation - Senior Secured Term Loan B	4.00%	—%	4.00%
Echelon Aviation LLC	—%	2.25%	2.25%
Edmentum Ultimate Holdings, LLC - Unsecured Senior PIK Note	8.50%	—%	8.50%
Edmentum Ultimate Holdings, LLC - Unsecured Junior PIK Note	10.00%	—%	10.00%
First Tower Finance Company LLC	0.80%	11.20%	12.00%
Harbortouch Payments, LLC	N/A	N/A	3.00%	(A)
JHH Holdings, Inc.	0.50%	—%	0.50%
LaserShip , Inc. - Term Loan A	2.00%	—%	2.00%
LaserShip , Inc. - Term Loan B	2.00%	—%	2.00%
Mity, Inc.	—%	10.00%	10.00%
National Property REIT Corp. - Senior Secured Term Loan A	—%	5.50%	5.50%
National Property REIT Corp. - Senior Secured Term Loan E	—%	5.00%	5.00%
National Property REIT Corp. - Senior Secured Term Loan C to ACL Holdings, Inc.	—%	5.00%	5.00%
Nationwide Loan Company LLC	—%	10.00%	10.00%
Nixon, Inc.	3.00%	—%	3.00%
Valley Electric Co. of Mt. Vernon, Inc.	—%	2.50%	2.50%
Valley Electric Company, Inc.	3.42%	5.08%	8.50%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2016 and June 30, 2015 (Continued)

The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for the three months ended June 30, 2015:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
American Property REIT Corp.	—%	5.50%	5.50%
CCPI Inc.	7.00%	—%	7.00%
Cinedigm DC Holdings, LLC	2.50%	—%	2.50%
CP Energy Services Inc. - Second Lien Term Loan	9.00%	—%	9.00%
CP Energy Services Inc. - Senior Secured Term Loan B	7.50%	—%	7.50%
Credit Central Loan Company, LLC	—%	10.00%	10.00%
Echelon Aviation LLC	N/A	N/A	2.25%	(B)
Edmentum Ultimate Holdings, LLC - Unsecured Senior PIK Note	N/A	N/A	8.50%	(B)
Edmentum Ultimate Holdings, LLC - Unsecured Junior PIK Note	N/A	N/A	10.00%	(B)
First Tower Finance Company LLC	1.64%	10.36%	12.00%
Harbortouch Payments, LLC	5.50%	—%	5.50%	(C)
JHH Holdings, Inc.	0.50%	—%	0.50%
Mity, Inc.	10.00%	—%	10.00%
National Property REIT Corp. - Senior Secured Term Loan A	—%	5.50%	5.50%
National Property REIT Corp. - Senior Secured Term Loan C	—%	7.50%	7.50%
National Property REIT Corp. - Senior Secured Term Loan D	—%	4.50%	4.50%
National Property REIT Corp. - Senior Secured Term Loan A to ACL Loan Holdings, Inc.	—%	7.50%	7.50%
National Property REIT Corp. - Senior Secured Term Loan B to ACL Loan Holdings, Inc.	—%	4.50%	4.50%
Nationwide Loan Company LLC	—%	10.00%	10.00%
Nixon, Inc.	2.75%	—%	2.75%
Ryan, LLC	3.00%	—%	3.00%
TB Corp.	—%	1.50%	1.50%
Targus Group International, Inc.	1.00%	—%	1.00%
United Property REIT Corp.	—%	5.50%	5.50%
Valley Electric Co. of Mt. Vernon, Inc.	2.50%	—%	2.50%
Valley Electric Company, Inc.	8.50%	—%	8.50%
(A) PIK is capitalized quarterly; next PIK payment/capitalization date at June 30, 2016 is August 31, 2016.
(B) PIK is capitalized quarterly; next PIK payment date at June 30, 2015 was July 31, 2015.
(C) PIK is capitalized annually; next PIK payment/capitalization date at June 30, 2015 was April 1, 2016.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2016 and June 30, 2015 (Continued)

(48)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2016 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at June 30, 2016	Interest income	Dividend income	Other income	Net realized gains (losses)
American Property REIT Corp.***	$118,256	$2,826	$(103,017)	$(18,065)	$—	$7,306	$11,016	$899	$—
Arctic Energy Services, LLC	60,364	—	—	(22,024)	38,340	1,123	—	—	—
CCPI Inc.	41,352	475	(6,368)	5,897	41,356	3,123	3,196	—	—
CP Energy Services Inc.	91,009	(2,819)	—	(12,188)	76,002	(390)	—	—	—
Credit Central Loan Company, LLC	55,172	921	(323)	(3,516)	52,254	7,398	—	2,067	—
Echelon Aviation LLC	68,941	—	(2,954)	(5,166)	60,821	5,700	7,250	—	—
Edmentum Ultimate Holdings, LLC	37,216	9,358	(4,896)	2,668	44,346	3,650	—	—	—
First Tower Finance Company LLC	365,950	8,866	(679)	(21,471)	352,666	56,698	—	—	—
Freedom Marine Solutions, LLC	27,090	1,000	—	(1,472)	26,618	1,112	—	—	—
Gulf Coast Machine & Supply Company	6,918	9,500	(1,075)	(8,031)	7,312	—	—	—	—
Harbortouch Payments, LLC	376,936	9,503	(314,962)	(71,477)	—	33,419	—	12,909	(5,419)
MITY, Inc.	50,795	139	—	3,115	54,049	5,762	711	—	13
National Property REIT Corp.****	471,889	256,737	20,979	94,328	843,933	62,690	—	5,375	—
Nationwide Loan Company LLC	34,550	3,583	(300)	(2,020)	35,813	3,212	3,963	—	—
NMMB, Inc.	12,052	—	—	(2,045)	10,007	1,525	—	—	—
R-V Industries, Inc.	40,508	—	(614)	(3,017)	36,877	2,908	299	—	—
SB Forging Company, Inc.	—	—	—	—	—	—	—	—	—
United Property REIT Corp.***	84,685	7,531	(83,159)	(9,057)	—	6,778	—	1,278	—
USES Corp.	—	55,297	(150)	(14,861)	40,286	—	—	—	—
Valley Electric Company, Inc.	30,497	1,599	—	(1,005)	31,091	5,363	—	—	—
Wolf Energy, LLC	22	—	—	656	678	—	—	—	—
Total	$1,974,202	$364,516	$(497,518)	$(88,751)	$1,752,449	$207,377	$26,435	$22,528	$(5,406)
* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, and PIK interest.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, and impairments.
***Effective May 23, 2016, APRC and UPRC merged with and into NPRC, to consolidate all of our real estate holdings, with NPRC as the surviving entity. No gain or loss was recognized upon the merger.
****NPRC’s gross reductions include the amortized amounts of $73,314 and $75,592 transferred in from APRC and UPRC, respectively, in conjunction with the merger described above.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2016 and June 30, 2015 (Continued)

(49)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2016 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at June 30, 2016	Interest income	Dividend income	Other income	Net realized gains (losses)
BNN Holdings Corp.	$45,945	$—	$(42,922)	$(181)	$2,842	$896	$—	$—	$—
Targus International LLC	—	22,724	(14,194)	(52)	8,478	—	—	—	(14,194)
Total	$45,945	$22,724	$(57,116)	$(233)	$11,320	$896	$—	$—	$(14,194)
* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, and PIK interest.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, and impairments.

(50)
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

Endnote Explanations as of June 30, 2016 and June 30, 2015 (Continued)

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2016 and June 30, 2015 (Continued)

***** Realized loss reflects an adjustment from three months ended March 31, 2016, pertaining to prior period.

(51)
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

On May 15, 2007, we formed a wholly-owned subsidiary Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Our wholly-owned subsidiary Prospect Small Business Lending, LLC (“PSBL”) was formed on January 27, 2014 and purchases small business whole loans on a recurring basis from online small business loan originators, including OnDeck Capital, Inc. (“OnDeck”). On September 30, 2014, we formed a wholly-owned subsidiary Prospect Yield Corporation, LLC (“PYC”) and effective October 23, 2014, PYC holds our investments in collateralized loan obligations (“CLOs”). Each of these subsidiaries have been consolidated since operations commenced.
Effective July 1, 2014, we began consolidating certain of our wholly-owned and substantially wholly-owned holding companies formed by us in order to facilitate our investment strategy. The following companies have been included in our consolidated financial statements since July 1, 2014: AMU Holdings Inc.; APH Property Holdings, LLC (“APH”); Arctic Oilfield Equipment USA, Inc.; CCPI Holdings Inc.; CP Holdings of Delaware LLC; Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC; Harbortouch Holdings of Delaware Inc.; MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc.; NPH Property Holdings, LLC (“NPH”); STI Holding, Inc.; UPH Property Holdings, LLC (“UPH”); Valley Electric Holdings I, Inc.; Valley Electric Holdings II, Inc.; and Wolf Energy Holdings Inc. On October 10, 2014, concurrent with the sale of the operating company, our ownership increased to 100% of the outstanding equity of ARRM Services, Inc. (“ARRM”) which was renamed SB Forging Company, Inc. (“SB Forging”). As such, we began consolidating SB Forging on October 11, 2014. Effective May 23, 2016, in connection with the merger of American Property REIT Corp. (“APRC”) and United Property REIT Corp. (“UPRC”) with and into National Property REIT Corp. (“NPRC”), APH and UPH merged with and into NPH, and dissolved. We collectively refer to these entities as the “Consolidated Holding Companies.”
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

Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the years ended June 30, 2016, 2015 and 2014.

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
Online Lending Risk
With respect to our online consumer lending initiative, we invest primarily in marketplace loans through marketplace lending facilitators.  We do not conduct loan origination activities ourselves.  Therefore, our ability to purchase consumer and small and medium sized business loans, and our ability to grow our portfolio of consumer loans, is directly influenced by the business performance and competitiveness of the marketplace loan origination business of the marketplace lending facilitators from which we purchase consumer loans.  In addition, our ability to analyze the risk-return profile of consumer loans is significantly dependent on the marketplace facilitator's ability to effectively evaluate a borrower's credit profile and likelihood of default. If we are unable to effectively evaluate borrowers' credit profiles or the credit decisioning and scoring models implemented by each platform, we may incur unanticipated losses which could adversely impact our operating results.
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

1.	Each portfolio company or investment is reviewed by our investment professionals with independent valuation firms engaged by our Board of Directors.

2.	The independent valuation firms prepare independent valuations for each investment based on their own independent assessments and issues their report.

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
Our investments in CLOs are classified as ASC 820 Level 3 securities and are valued using a discounted cash flow model. The valuations have been accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view as well as to determine an appropriate call date (i.e., expected maturity). For each CLO security, the most appropriate valuation approach has been chosen from alternative approaches to ensure the most accurate valuation for such security. To value a CLO, both the assets and the liabilities of the CLO capital structure are modeled. Our valuation agent utilizes additional methods to validate the results from the discounted cash flow method, such as Monte Carlo simulations of key model variables, analysis of relevant data observed in the CLO market, and review of certain benchmark credit indices. We use a waterfall engine to store the collateral data, generate collateral cash flows from the assets based on various assumptions for the risk factors, distribute the cash flows to the liability structure based on the payment priorities, and discount them back using appropriate market discount rates. We are not responsible for and have no influence over the asset management of the portfolios underlying the CLO investments we hold as those portfolios are managed by non-affiliated third party CLO collateral managers. The main risk factors are: default risk, interest rate risk, downgrade risk, and credit spread risk.
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

Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current. As of June 30, 2016, approximately 1.4% of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains earned in the calendar year, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current calendar year taxable income will be in excess of estimated current calendar year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of June 30, 2016 and June 30, 2015, we accrued $1,100 and $305, respectively, for any unpaid potential excise tax liability and have included these amounts within other liabilities on the accompanying Consolidated Statements of Assets and Liabilities.
If we fail to satisfy the annual distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate income tax rates. We would not be able to deduct distributions to stockholders, nor would we be required to make distributions. Distributions would generally be taxable to our individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits, provided certain holding period and other requirements are met. Subject to certain limitations under the Code, corporate distributions would be eligible for the dividends-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our accumulated earnings and profits attributable to non-RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of ten years.
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. For the years ended June 30, 2016 and June 30, 2015, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for our federal tax years ended August 31, 2013 and thereafter remain subject to examination by the Internal Revenue Service.
Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our future earnings. Net realized capital gains, if any, are distributed at least annually.
Financing Costs
We record origination expenses related to our Revolving Credit Facility and Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Unsecured Notes”) as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation which approximates the effective yield method for our Revolving Credit Facility, Baby Bond Program, and Prospect Capital InterNotes®. The effective interest method is used for our remaining Unsecured Notes over the respective expected life or maturity. In the event that we modify or extinguish our debt before maturity, we follow the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Revolving Credit Facility, any unamortized deferred costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our Unsecured Notes, any unamortized deferred costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment. Effective July 1, 2016, these costs will be reclassified to the balance sheet as a deduction from the debt liability rather than an asset, in accordance with Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).
We may record registration expenses related to shelf filings as prepaid assets. These expenses consist principally of SEC registration fees, legal fees and accounting fees incurred. These prepaid assets are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of June 30, 2016 and June 30, 2015, there are no prepaid assets related to registration expenses and all amounts incurred have been expensed.
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
Recent Accounting Pronouncement
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The new guidance will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance must be applied on a retrospective basis to all prior periods presented in the financial statements. The adoption of the amended guidance in ASU 2015-03 is expected to decrease total liabilities by decreasing the carrying value of our debt, and is expected to decrease total assets by decreasing deferred financing costs of our debt, but is not expected to have any other significant effect on our consolidated financial statements and disclosures.
Note 3. Portfolio Investments
At June 30, 2016, we had investments in 125 long-term portfolio investments, which had an amortized cost of $6,091,100 and a fair value of $5,897,708. At June 30, 2015, we had investments in 131 long-term portfolio investments, which had an amortized cost of $6,559,376 and a fair value of $6,609,558.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $979,102 and $1,867,477 during the years ended June 30, 2016 and June 30, 2015, respectively. Debt repayments and considerations from sales of equity securities of approximately $1,338,875 and $1,411,562 were received during the years ended June 30, 2016 and June 30, 2015, respectively.
The following table shows the composition of our investment portfolio as of June 30, 2016 and June 30, 2015.

	June 30, 2016		June 30, 2015
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$13,274	$13,274	$30,546	$30,546
Senior Secured Debt	3,072,839	2,941,722	3,617,111	3,533,447
Subordinated Secured Debt	1,228,598	1,209,604	1,234,701	1,205,303
Subordinated Unsecured Debt	75,878	68,358	145,644	144,271
Small Business Loans	14,603	14,215	50,558	50,892
CLO Debt	—	—	28,613	32,398
CLO Residual Interest	1,083,540	1,009,696	1,072,734	1,113,023
Equity	602,368	640,839	379,469	499,678
Total Investments	$6,091,100	$5,897,708	$6,559,376	$6,609,558
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

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2016.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$13,274	$13,274
Senior Secured Debt	—	—	2,941,722	2,941,722
Subordinated Secured Debt	—	—	1,209,604	1,209,604
Subordinated Unsecured Debt	—	—	68,358	68,358
Small Business Loans	—	—	14,215	14,215
CLO Residual Interest	—	—	1,009,696	1,009,696
Equity	—	—	640,839	640,839
Total Investments	$—	$—	$5,897,708	$5,897,708
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2015.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$30,546	$30,546
Senior Secured Debt	—	—	3,533,447	3,533,447
Subordinated Secured Debt	—	—	1,205,303	1,205,303
Subordinated Unsecured Debt	—	—	144,271	144,271
Small Business Loans	—	—	50,892	50,892
CLO Debt	—	—	32,398	32,398
CLO Residual Interest	—	—	1,113,023	1,113,023
Equity	260	—	499,418	499,678
Total Investments	$260	$—	$6,609,298	$6,609,558
The following tables show the aggregate changes in the fair value of our Level 3 investments during the year ended June 30, 2016.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2015	$1,974,202	$45,945	$4,589,151	$6,609,298
Net realized losses on investments	(5,406)	(14,194)	(8,137)	(27,737)
Net change in unrealized depreciation	(88,751)	(233)	(154,392)	(243,376)
Net realized and unrealized losses	(94,157)	(14,427)	(162,529)	(271,113)
Purchases of portfolio investments	296,970	1,263	660,339	958,572
Payment-in-kind interest	15,175	—	5,356	20,531
Amortization of discounts and premiums, net	—	—	(84,087)	(84,087)
Repayments and sales of portfolio investments	(492,112)	(42,922)	(800,459)	(1,335,493)
Transfers within Level 3(1)	52,371	21,461	(73,832)	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of June 30, 2016	$1,752,449	$11,320	$4,133,939	$5,897,708

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2015	$30,546	$3,533,447	$1,205,303	$144,271	$50,892	$32,398	$1,113,023	$499,418	$6,609,298
Net realized (losses) gains on investments	—	(1,246)	(7,456)	10	(5,986)	3,911	—	(16,970)	(27,737)
Net change in unrealized (depreciation) appreciation	—	(47,455)	10,403	(6,146)	(722)	(3,784)	(114,131)	(81,541)	(243,376)
Net realized and unrealized (losses) gains	—	(48,701)	2,947	(6,136)	(6,708)	127	(114,131)	(98,511)	(271,113)
Purchases of portfolio investments	9,824	412,950	147,104	—	72,400	—	96,620	219,674	958,572
Payment-in-kind interest	—	15,900	1,697	2,934	—	—	—	—	20,531
Accretion (amortization) of discounts and premiums	—	353	986	—	—	390	(85,816)	—	(84,087)
Repayments and sales of portfolio investments	(27,096)	(847,644)	(73,200)	(72,711)	(102,369)	(32,915)	—	(179,558)	(1,335,493)
Transfers within Level 3(1)	—	(124,583)	(75,233)	—	—	—	—	199,816	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of June 30, 2016	$13,274	$2,941,722	$1,209,604	$68,358	$14,215	$—	$1,009,696	$640,839	$5,897,708

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
The following tables show the aggregate changes in the fair value of our Level 3 investments during the year ended June 30, 2015.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2014	$1,640,454	$32,121	$4,580,996	$6,253,571
Net realized losses on investments	(80,640)	—	(99,836)	(180,476)
Net change in unrealized appreciation	158,346	503	9,024	167,873
Net realized and unrealized gains (losses)	77,706	503	(90,812)	(12,603)
Purchases of portfolio investments	361,151	15,050	1,461,999	1,838,200
Payment-in-kind interest	22,850	—	6,427	29,277
Amortization of discounts and premiums, net	—	—	(87,638)	(87,638)
Repayments and sales of portfolio investments	(177,959)	(1,729)	(1,231,821)	(1,411,509)
Transfers within Level 3(1)	50,000	—	(50,000)	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of June 30, 2015	$1,974,202	$45,945	$4,589,151	$6,609,298

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2014	$2,786	$3,514,198	$1,200,221	$85,531	$4,252	$33,199	$1,093,985	$319,399	$6,253,571
Net realized loss on investments	(1,095)	(36,955)	(77,745)	(6,502)	(2,490)	—	(15,561)	(40,128)	(180,476)
Net change in unrealized appreciation (depreciation)	659	(19,521)	42,658	(1,374)	719	(1,296)	(9,043)	155,071	167,873
Net realized and unrealized (losses) gains	(436)	(56,476)	(35,087)	(7,876)	(1,771)	(1,296)	(24,604)	114,943	(12,603)
Purchases of portfolio investments	58,196	1,205,788	170,767	12,469	96,614	—	220,779	73,587	1,838,200
Payment-in-kind interest	—	25,695	1,412	2,170	—	—	—	—	29,277
Accretion (amortization) of discounts and premiums	—	314	3,617	—	—	495	(92,064)	—	(87,638)
Repayments and sales of portfolio investments	(30,000)	(1,012,072)	(206,066)	612	(48,203)	—	(85,073)	(30,707)	(1,411,509)
Transfers within Level 3(1)	—	(144,000)	70,439	51,365	—	—	—	22,196	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of June 30, 2015	$30,546	$3,533,447	$1,205,303	$144,271	$50,892	$32,398	$1,113,023	$499,418	$6,609,298

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
The net change in unrealized (depreciation) appreciation on the investments that use Level 3 inputs was $(157,796) and $82,432 for investments still held as of June 30, 2016 and June 30, 2015, respectively.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2016 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Senior Secured Debt	$2,167,389	Discounted Cash Flow (Yield analysis)	Market Yield	5.3%-27.6%	11.6%
Senior Secured Debt	115,893	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	4.5x-6.8x	5.9x
Senior Secured Debt	64,418	Enterprise Value Waterfall (Market approach)	Revenue Multiple	0.4x-0.6x	0.5x
Senior Secured Debt	37,856	Enterprise Value Waterfall (Discounted cash flow)	Discount Rate	6.5%-8.5%	7.5%
Senior Secured Debt	7,972	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt (1)	99,972	Enterprise Value Waterfall	Loss-adjusted discount rate	3.0%-18.0%	13.5%
Senior Secured Debt (2)	461,496	Enterprise Value Waterfall (NAV Analysis)	Capitalization Rate	3.4%-8.3%	5.9%
		Enterprise Value Waterfall (Income approach)	Discount Rate	6.5%-7.5%	7.0%
Subordinated Secured Debt	871,593	Discounted Cash Flow (Yield Analysis)	Market Yield	5.3%-25.7%	12.6%
Subordinated Secured Debt	28,622	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	7.0x-8.0x	7.5x
Subordinated Secured Debt (3)	309,389	Enterprise Value Waterfall (Market approach)	Book Value Multiple	1.2x-3.7x	2.5x
		Enterprise Value Waterfall (Market approach)	Earnings Multiple	7.0x-11.0x	10.2x
Subordinated Unsecured Debt	30,781	Discounted Cash Flow (Yield Analysis)	Market Yield	14.1%-71.9%	28.9%
Subordinated Unsecured Debt	37,577	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	5.8x-8.5x	7.7x
Small Business Loans (4)	14,215	Discounted Cash Flow	Loss-Adjusted Discount Rate	12.7%-33.6%	21.8%
CLO Residual Interest	1,009,696	Discounted Cash Flow	Discount Rate	15.6%-23.9%	18.0%
Preferred Equity (6)	76,081	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	4.5x-7.0x	6.7x
Preferred Equity	2,842	Discounted Cash Flow	Discount Rate	6.2%-7.3%	6.8%
Common Equity/Interests/Warrants (7)	92,391	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	4.8x-9.0x	6.0x
Common Equity/Interests/Warrants (2)	215,490	Enterprise Value Waterfall (NAV analysis)	Capitalization Rate	3.4%-8.3%	5.9%
		Enterprise Value Waterfall (Income approach)	Discount Rate	6.5%-7.5%	7.0%
Common Equity/Interests/Warrants (3)	127,727	Enterprise Value Waterfall (Market approach)	Book Value Multiple	1.2x-3.7x	2.3x
		Enterprise Value Waterfall (Market approach)	Earnings Multiple	7.0x-11.0x	10.0x
Common Equity/Interests/Warrants (5)	66,973	Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Common Equity/Interests/Warrants	22,965	Discounted Cash Flow	Discount Rate	6.5%-8.5%	7.5%
Common Equity/Interests/Warrants	3,616	Discounted Cash Flow (Yield analysis)	Market Yield	16.0%-18.0%	17.0%
Common Equity/Interests/Warrants	26,638	Liquidation Analysis	N/A	N/A	N/A
Escrow Receivable	6,116	Discounted Cash Flow	Discount Rate	6.2%-7.5%	6.8%
Total Level 3 Investments	$5,897,708

(1)
Represents an investment in a Real Estate Investment subsidiary. The Enterprise Value analysis includes the fair value of our investments in such indirect subsidiary’s consumer loans purchased from online consumer lending platforms, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above. In addition, the valuation also used projected loss rates as an unobservable input ranging from 1.07%-24.50%, with a weighted average of 10.58%.

(2)	Represents our REIT investments. EV waterfall methodology uses both the net asset value analysis and discounted cash flow analysis, which are weighted equally (50%).

(3)
Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes book value and earnings multiples, as noted above. In addition, the valuation of certain consumer finance companies utilizes the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies each observable input (book value multiple, earnings multiple and discount rate) is weighted equally. For these companies the discount rate ranged from 14.5% to 18.0% with a weighted average of 15.7%.

(4)
Includes our investments in small business whole loans purchased from OnDeck. Valuation also used projected loss rates as an unobservable input ranging from 0.71%-5.25%, with a weighted average of 1.22%.

(5)	Represents net operating income interests in our REIT investments.

(6)
In addition, the valuation of certain controlled energy companies utilizes the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies each observable input is weighted equally. For these companies the discounted rate ranged from 20.0% to 21.0% with a weighted average of 20.5%.

(7)
In addition, the valuation of certain energy companies utilizes the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies each observable input is weighted equally. For these companies the discounted rate ranged from 20.5% to 21.5% with a weighted average of 21.0%.

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
In determining the range of values for debt instruments, except CLOs and debt investments in controlling portfolio companies, management and the independent valuation firm estimated corporate and security credit ratings and identified corresponding yields to maturity for each loan from relevant market data. A discounted cash flow analysis was then prepared using the appropriate yield to maturity as the discount rate, to determine a range of values. In determining the range of values for debt investments of controlled companies and equity investments, the enterprise value was determined by applying earnings before income tax, depreciation and amortization (“EBITDA”) multiples, the discounted cash flow technique, net income and/or book value multiples for similar guideline public companies and/or similar recent investment transactions. For stressed equity investments, a liquidation analysis was prepared. During the year ended June 30, 2016, we changed the valuation methodology for our REITs portfolio (APRC, NPRC, and UPRC) from averaging the net asset value and dividend yield method to averaging the net asset value and discounted cash flow method utilizing capitalization rates for similar guideline companies and/or similar recent investment transactions.
In determining the range of values for our investments in CLOs, management and the independent valuation firm used a discounted cash flow model. The valuations were accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view as well as to determine an appropriate call date. For each CLO security, the most appropriate valuation approach was chosen from alternative approaches to ensure the most accurate valuation for such security. To value a CLO, both the assets and the liabilities of the CLO capital structure are modeled. Our valuation agent utilizes additional methods to validate the results from the discounted cash flow method, such as Monte Carlo simulations of key model variables, analysis of relevant data observed in the CLO market, and review of certain benchmark credit indices. A waterfall engine was used to store the collateral data, generate collateral cash flows from the assets based on various assumptions for the risk factors, distribute the cash flows to the liability structure based on the payment priorities, and discount them back using proper discount rates to expected maturity or call date.
Our portfolio consists of residual interests in CLOs, which involve a number of significant risks. CLOs are typically very highly levered (10 - 14 times), and therefore the residual interest tranches that we invest in are subject to a higher degree of risk of total loss. In particular, investors in CLO residual interests indirectly bear risks of the underlying loan investments held by such CLOs. We generally have the right to receive payments only from the CLOs, and generally do not have direct rights against the underlying borrowers or the entity that sponsored the CLO. While the CLOs we target generally enable the investor to acquire interests in a pool of senior loans without the expenses associated with directly holding the same investments, our prices of indices and securities underlying CLOs will rise or fall. These prices (and, therefore, the prices of the CLOs) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally. The failure by a CLO investment in which we invest to satisfy financial covenants, including with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO fails certain tests, holders of debt senior to us would be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.

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

The significant unobservable input used to value our investments based on the yield analysis and discounted cash flow analysis is the market yield (or applicable discount rate) used to discount the estimated future cash flows expected to be received from the underlying investment, which includes both future principal and interest/dividend payments. Increases or decreases in the market yield (or applicable discount rate) would result in a decrease or increase, respectively, in the fair value measurement. Management and the independent valuation firms consider the following factors when selecting market yields or discount rates: risk of default, rating of the investment and comparable company investments, and call provisions.

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
During the year ended June 30, 2016, the valuation methodology for Empire Today, LLC (“Empire”) changed to remove the waterfall analysis used in previous periods due to positive trends in financial performance and deleveraging. As a result of this change and current market conditions, as well as additional purchases of $34,726, the fair value of our investment in Empire increased to $49,938 as of June 30, 2016, a discount of $50 from its amortized cost, compared to the $2,448 unrealized depreciation recorded at June 30, 2015.
During the year ended June 30, 2016, the valuation methodology for Ark-La-Tex Wireline Services, LLC (“Ark-La-Tex”) changed to add the waterfall analysis due to impairment of Term Loan A and Term Loan B. As a result of this change, and in recognition of recent company performance and current market conditions, the fair value of our investment in Ark-La-Tex decreased to $11,779 as of June 30, 2016, a discount of $32,548 from its amortized cost, compared to the $3,723 unrealized depreciation recorded at June 30, 2015.
During the year ended June 30, 2016, the valuation methodology for Nixon, Inc. (“Nixon”) changed to incorporate a waterfall analysis. As a result of the company’s performance and current market conditions, the fair value of our investment in Nixon decreased to $11,776 as of June 30, 2016, a discount of $2,421 from its amortized cost, compared to the $133 unrealized depreciation recorded at June 30, 2015.
During the year ended June 30, 2016, the valuation methodology for Royal Holdings, Inc. (“Royal”) changed to remove the relative value method based on low liquidity of first lien term loan. As a result of this change the fair value of our investment in Royal decreased to $4,819 as of June 30, 2016, a discount of $148 from its amortized cost, compared to the $37 unrealized appreciation recorded at June 30, 2015.
During the year ended June 30, 2016, the valuation methodology for CURO Group Holding Corp (f/k/a Speedy Group Holdings Corp.) (“Speedy”) changed to remove the shadow method and incorporate relative value method. As a result of this change and decreased market prices, the fair value of our investment in Speedy decreased to $8,081 as of June 30, 2016, a discount of $6,919 from its amortized cost. No unrealized depreciation/appreciation was recorded at June 30, 2015.

During the year ended June 30, 2016, the valuation methodology for USES Corp. (“USES”) changed to incorporate a waterfall analysis due to impairment of Term Loan B. As a result of this change, the fair value of our investment in USES decreased to $40,286 as of June 30, 2016, a discount of $21,440 from its amortized cost, compared to the $4,293 unrealized depreciation recorded at June 30, 2015.
During the year ended June 30, 2016, the valuation methodology for Spartan Energy Services, Inc. (“Spartan”) changed to add the waterfall analysis due to impairment of Term Loan B. During the three months ended June 30, 2016, liquidation analysis was added due to impairment of both Term Loan A and Term Loan B. As a result of this change and current market conditions, the fair value of our investment in Spartan decreased to $12,352 as of June 30, 2016, a discount of $14,240 from its amortized cost, compared to the $720 unrealized depreciation recorded at June 30, 2015.
During the year ended June 30, 2016, the valuation methodology for Arctic Energy Services, LLC (“Arctic Energy”) changed to incorporate a discounted cash flow analysis. As a result of the company’s performance and current market conditions, the fair value of our investment in Arctic Energy decreased to $38,340 as of June 30, 2016, a discount of $22,536 from its amortized cost, compared to the $512 unrealized depreciation recorded at June 30, 2015.
During the year ended June 30, 2016, the valuation methodology for CP Energy Services Inc. (“CP Energy”) changed to incorporate a discounted cash flow analysis. As a result of the company’s performance and current market conditions, the fair value of our investment in CP Energy decreased to $76,002 as of June 30, 2016, a discount of $37,498 from its amortized cost, compared to the $25,309 unrealized depreciation recorded at June 30, 2015.
During the year ended June 30, 2016, we changed the valuation methodology for our REITs portfolio (American Property REIT Corp. (“APRC”), NPRC, and United Property REIT Corp. (“UPRC”)) from averaging the net asset value and dividend yield method to averaging the net asset value and discounted cash flow method. The use of the discounted cash flow method more closely reflects the valuation techniques used by the broader multifamily real estate industry.
During the year ended June 30, 2016, we removed the dividend yield method and used the discounted cash flow method for NPRC. The discounted cash flow method is averaged with the net asset value method. The fair value of our investment in NPRC increased primarily as a result of improved operating performance at the property level and market conditions. Total fair value of our investment in NPRC increased to $843,933 as of June 30, 2016, a premium of $116,557 from its amortized cost, compared to the $49,350 unrealized appreciation recorded at June 30, 2015, including ARPC and UPRC. Effective May 23, 2016, APRC and UPRC merged with and into NPRC, with NPRC as the surviving entity. APRC and UPRC have been dissolved.
Effective May 23, 2016, APRC and UPRC merged with and into NPRC, with NPRC as the surviving entity.
During the period from July 1, 2015 through May 23, 2016, we provided $2,268 of equity financing to APRC to fund capital expenditures for existing properties. In addition, during the period from July 1, 2015 through May 23, 2016, we received a partial repayment of $29,703 of our loan previously outstanding and recorded $11,016 of dividend income in connection with the sale of Vista.

During the period from July 1, 2015 through May 23, 2016, we provided $4,484 and $3,047 of debt and equity financing, respectively, to UPRC to fund capital expenditures for existing properties. In addition, during the period from July 1, 2015 through May 23, 2016, we received a partial repayment of $7,567 of our loan previously outstanding.
During the year ended June 30, 2016, we provided $9,017 of equity financing to NPRC for the acquisition of real estate properties and $3,433 of equity financing to NPRC to fund capital expenditures for existing properties. In addition, during the year ended June 30, 2016, we received partial repayments of $63,271 of our loans previously outstanding.
During the year ended June 30, 2016, we provided $202,466 and $41,118 of debt and equity financing, respectively, to NPRC to enable certain of its wholly-owned subsidiaries to invest in online consumer loans. In addition, during the year ended June 30, 2016, we received partial repayments of $52,260 of our loans previously outstanding with NPRC and its wholly-owned subsidiaries and $12,396 as a return of capital on our equity investment in NPRC.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 18 to 84 months. As of June 30, 2016, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 91,721 individual loans and had an aggregate fair value of $674,423. The average outstanding individual loan balance is approximately $8 and the loans mature on dates ranging from October 31, 2016 to August 1, 2023 with a weighted- average outstanding term of 33 months as of June 30, 2016. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 22.0%.

As of June 30, 2016, based on outstanding principal balance, 9.3% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation score, “FICO score”, of 720 or greater), 24.8% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 65.9% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659).

Loan Type	Outstanding Balance	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$66,152	4.0% - 36.0%	11.7%
Prime	175,899	5.3% - 36.0%	14.9%
Near Prime	467,106	6.0% - 36.0%	26.2%
*Based on outstanding principal of the unsecured consumer loans.

As of June 30, 2016, our investment in NPRC had an amortized cost of $727,376 and a fair value of $843,933, including $363,170 of fair value related to our investment in the online consumer loan subsidiary as discussed above. The remaining fair value of $480,763 relates to NPRC’s real estate portfolio was comprised of thirty eight multi-families properties, twelve self-storage units and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of June 30, 2016.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	1557 Terrell Mill Road, LLC	Marietta, GA	12/28/2012	$23,500	$14,897
2	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	20,402
3	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
4	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,375
5	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,845
6	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,700
7	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,550
8	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	14,092
9	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
10	Plantations at Hillcrest, LLC	Mobile, AL	1/17/2014	6,930	4,881
11	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	8,126
12	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
13	146 Forest Parkway, LLC	Forest Park, GA	10/24/2012	7,400	—
14	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	46,700
15	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	181,707
16	APH Carroll 41, LLC	Marietta, GA	11/1/2013	30,600	32,713
17	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	19,964
18	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	23,354
19	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	33,026
20	Uptown Park Apartments II, LLC	Altamonte Springs, FL	11/19/2013	36,590	29,839
21	Mission Gate II, LLC	Plano, TX	11/19/2013	47,621	41,711
22	St. Marin Apartments II, LLC	Coppell, TX	11/19/2013	73,078	62,552
23	APH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	28,100
24	APH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,766
25	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
26	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
27	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
28	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
29	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
30	Ann Arbor Kalamazoo Self Storage, LLC	Scio, MI	8/29/2014	8,927	6,695

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
31	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
32	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
33	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
34	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
35	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
36	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
37	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
38	Atlanta Eastwood Village LLC	Stockbridge, GA	12/12/2013	25,957	19,785
39	Atlanta Monterey Village LLC	Jonesboro, GA	12/12/2013	11,501	9,193
40	Atlanta Hidden Creek LLC	Morrow, GA	12/12/2013	5,098	3,619
41	Atlanta Meadow Springs LLC	College Park, GA	12/12/2013	13,116	10,180
42	Atlanta Meadow View LLC	College Park, GA	12/12/2013	14,354	11,141
43	Atlanta Peachtree Landing LLC	Fairburn, GA	12/12/2013	17,224	13,575
44	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
45	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	74,286
46	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	10,440
47	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	11,000
48	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	20,142
49	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	10,080
50	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	10,480
51	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	15,480
52	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	12,240
53	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	8,040
				$1,200,441	$972,796
On August 1, 2014, we sold our investments in Airmall Inc. (“Airmall”) for net proceeds of $51,379 and realized a loss of $3,473 on the sale. In addition, there is $6,000 being held in escrow, of which 98% is due to Prospect, which will be recognized as an additional realized loss if it is not received. Included in the net proceeds were $3,000 of structuring fees from Airmall related to the sale of the operating company which was recognized as other income during the three months ended September 30, 2014. On October 22, 2014, we received a tax refund of $665 related to our investment in Airmall for which we realized a gain of the same amount. On March 21, 2016, we received $1,720 of the escrow proceeds. As of June 30, 2016, our Board of Directors has valued our remaining escrow receivable investment in Airmall at $3,000 which we expect to collect in early fiscal 2017.
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

On October 10, 2014, ARRM sold Ajax Rolled Ring & Machine, LLC to a third party and repaid the $19,337 loan receivable to us. We recorded a realized loss of $21,001 related to the sale. Concurrent with the sale, our ownership increased to 100% of the outstanding equity of SB Forging. As such, we began consolidating SB Forging on October 11, 2014. In addition, there is $3,000 being held in escrow of which $802 and $1,750 was received on May 6, 2015 and May 31, 2016, respectively, for which Prospect realized a gain of the same amount.

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
On June 9, 2015, we provided additional debt and equity financing to support the recapitalization of Edmentum Ultimate Holdings, LLC (“Edmentum”). As part of the recapitalization, we exchanged 100% of the $50,000 second lien term loan previously outstanding for $26,365 of junior PIK notes and 370,964.14 Class A common units representing 37.1% equity ownership in Edmentum. In addition, we invested $5,875 in senior PIK notes and committed $7,834 as part of a second lien revolving credit facility, of which $4,896 was funded at closing. On June 9, 2015, we determined that the impairment of Edmentum was other-than-temporary and recorded a realized loss of $22,116 for the amount that the amortized cost exceeded the fair value, reducing the amortized cost to $37,216.
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

On February 3, 2016, lenders foreclosed on Targus Group International, Inc., and our $21,613 first lien term loan was extinguished and exchanged for 1,262,737 common units representing 12.63% equity ownership in Targus Cayman HoldCo Limited, the parent company of Targus International LLC (“Targus”).  On February 17, 2016, we provided additional debt financing to support the recapitalization of Targus. As part of the recapitalization, we invested an additional $1,263 in a new senior secured Term Loan A notes and were allocated $3,788 in new senior secured Term Loan B notes. During the same period, Targus was written-down for tax purposes and a realized loss of $14,194 therefore was realized for the amount that the amortized cost exceeded the fair value.
During the three months ended March 31, 2016, we sold our $10,100 debt investment in ICON Health and Fitness, Inc. We realized a loss of $1,053 on the sale.
On March 22, 2016 and March 24, 2016, United Sporting Company, Inc. partially repaid the $17,391 loan receivable to us.
During the three months ended March 31, 2016, NCT was written-off for tax purposes and a loss of $187 was realized.
On April 29, 2016, we invested an additional $25,000 of Senior Secured Term Loan A and $25,000 of Senior Secured Term Loan B debt investments in Trinity Services Group, Inc. (“Trinity”).
On April 29, 2016, through our delayed draw term loan commitment with Instant Web, LLC (“IWCO”), we funded $8,000 of Senior Secured Term Loan A and $8,000 of Senior Secured Term Loan B.
During the period from May 3, 2016 through May 10, 2016, we collectively sold 72.10% of the outstanding principal balance of the Senior Secured Term Loan A investment in Trinity for $25,000. There was no gain or loss realized on the sale.

On May 31, 2016, we sold our investment in Harbortouch for total consideration of $328,032, including fees and escrowed amounts. Prior to the sale, $154,382 of Senior Secured Term Loan B loan outstanding was converted to preferred equity. We received a repayment of $146,989 loans receivable to us and $157,639 of proceeds related to the equity investment. We recorded a realized loss of $5,419 related to the sale. We also received a $5,145 prepayment premium for early repayment of the outstanding loans, which was recorded as interest income in the year ended June 30, 2016 and a $12,909 advisory fee for the transaction, which was recorded as other income in the year ended June 30, 2016. In addition, there is $5,350 being held in escrow which will be recognized as additional realized gain if and when it is received. Concurrent with the sale, we made a $27,500 second lien secured investment in Harbortouch.

As of June 30, 2016, $3,737,046 of our loans, at fair value, bear interest at floating rates and have LIBOR floors ranging from 0.3% to 4.0%. As of June 30, 2016, $495,912 of our loans, at fair value, bear interest at fixed rates ranging from 5% to 22.0%. As of June 30, 2015, $4,413,161 of our loans, at fair value, bore interest at floating rates and $4,380,763 of those loans had LIBOR floors ranging from 0.5% to 5.5%. As of June 30, 2015, $532,804 of our loans, at fair value, bear interest at fixed rates ranging from 5% to 22.0%.

At June 30, 2016, seven loan investments were on non-accrual status: Ark-La-Tex, Gulf Coast Machine & Supply Company (“Gulf Coast”), Spartan Energy Services, Inc. (“Spartan”), Targus, USES, Venio LLC and Wolf Energy. At June 30, 2015, four loan investments were on non-accrual status: Gulf Coast, NCT, Wind River and Wolf Energy. Principal balances of these loans amounted to $234,307 and $62,143 as of June 30, 2016 and June 30, 2015, respectively. The fair value of these loans amounted to $90,540 and $6,918 as of June 30, 2016 and June 30, 2015, respectively. The fair values of these investments represent approximately 1.4% and 0.1% of our total assets at fair value as of June 30, 2016 and June 30, 2015, respectively. For the years ended June 30, 2016, 2015 and 2014, the income foregone as a result of not accruing interest on non-accrual debt investments amounted to $23,089, $22,927 and $24,040, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 6.00%. As of June 30, 2016 and June 30, 2015, we had $40,560 and $88,288, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of June 30, 2016 and June 30, 2015.
During the year ended June 30, 2016, we sold $99,377 of the outstanding principal balance of the senior secured Term Loan A investments in certain portfolio companies. There was no gain or loss realized on the sale. We serve as an agent for these loans and collect a servicing fee from the counterparties on behalf of the Investment Adviser. We receive a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser. See Note 13 for further discussion.
Unconsolidated Significant Subsidiaries
Our investments are generally in small and mid-sized companies in a variety of industries. In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, we must determine which of our unconsolidated controlled portfolio companies are considered “significant subsidiaries”, if any. In evaluating these investments, there are three tests utilized to determine if any of our controlled investments are considered significant subsidiaries: the investment test, the asset test and the income test. Rule 3-09 of Regulation S-X, requires separate audited financial statements of an unconsolidated majority-owned subsidiary in an annual report if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information in an annual report if any of the three tests exceeds 10%.
As of June 30, 2016, we had one investment that represented greater than 10% but less than 20% of our total investment portfolio at fair value. As of June 30, 2015, we had no single investment that represented greater than 10% of our total investment portfolio at fair value, and one investment whose assets represented greater than 10% but less than 20% of our total assets.
Income, consisting of interest, dividends, fees, other investment income and gains or losses, which can fluctuate upon repayment or sale of an investment or the marking to fair value an investment in any given period, can be highly concentrated among several investments. In accordance with Rules 1-02(w), if the registrant’s consolidated income or the absolute value of its loss from continuing operations before income taxes, extraordinary items and cumulative effect of a change in accounting principle, is at least 10% less than the average of the last five fiscal years (including zero for any loss years in the numerator, but still using five as the denominator), the average should be substituted as the denominator in the income test. In performing the income analysis for the year ended June 30, 2016, our net increase in net assets was 10% less than the average increase in net assets for the last five fiscal years. Therefore, we used the five year average net increase in net assets and determined that one of our controlled investments individually generated more than 10% but less than 20% of our income. After performing the income analysis for the year ended June 30, 2015, we determined that one of our controlled investments individually generated more than 10% but less than 20% of our income, primarily due to the unrealized appreciation that was recognized on the investment during the year ended June 30, 2015. As such, First Tower Finance, an unconsolidated majority-owned portfolio company, was considered a significant subsidiary at the 10% level as of June 30, 2016, and NPRC was considered a significant subsidiary at the 10% level as of June 30, 2015.
The following tables show summarized financial information for First Tower Finance Company LLC and its subsidiaries, which met the 10% income test for the year ended June 30, 2016:

	June 30, 2016	June 30, 2015
Balance Sheet Data
Cash and cash equivalents	$71,295	$65,614
Receivables	432,639	400,451
Intangibles, including goodwill	106,179	121,822
Other assets	21,234	17,373
Notes payable	365,448	334,637
Notes payable, due to Prospect or Affiliate	255,762	251,578
Other liabilities	51,544	47,493
Total equity	(41,407)	(28,448)

	Year Ended June 30,
	2016	2015	2014
Summary of Operations
Total revenue	214,697	207,128	201,724
Total expenses	233,543	219,143	162,941
Net (loss) income	(18,846)	(12,015)	38,783

As of June 30, 2016, we had no single investment that represented greater than 20% of our total investment portfolio at fair value. As of June 30, 2016, we had one investment whose assets represented greater than 20% of our total assets. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment or the marking to fair value of an investment in any given year can be highly concentrated among several investments. After performing the income analysis for the year ended June 30, 2016, we determined that one of our controlled investments individually generated more than 20% of our income, primarily due to the unrealized appreciation that was recognized on the investment during the year ended June 30, 2016. After performing the income analysis for the year ended June 30, 2015, we determined that two of our controlled investments individually generated more than 20% of our income, primarily due to the unrealized appreciation that was recognized on the investments during the year ended June 30, 2015. As such, NPRC, an unconsolidated majority-owned portfolio company, was considered a significant subsidiary at the 20% level as of June 30, 2016, and First Tower and Harbortouch were considered a significant subsidiary at the 20% level as of June 30, 2015. We included the audited financial statements of NPRC, and its subsidiaries, for the years ended December 31, 2015 and 2014 as an Exhibit 99.2 to the Form 10-K filing for the year ended June 30, 2016.
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
On August 29, 2014, we renegotiated the 2012 Facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility” and collectively with the 2012 Facility, the “Revolving Credit Facility”). The lenders have extended commitments of $885,000 under the 2014 Facility as of June 30, 2016. The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.
The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of June 30, 2016, we were in compliance with the applicable covenants.
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
As of June 30, 2016 and June 30, 2015, we had $538,456 and $721,800, respectively, available to us for borrowing under the Revolving Credit Facility, of which the amount outstanding was $0 and $368,700, respectively. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $885,000. As of June 30, 2016, the investments, including cash and money market funds, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,373,569, which represents 22.1% of our total investments, including cash and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $12,405 of new fees and $3,539 of fees carried over for continuing participants from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, of which $7,525 remains to be amortized and is included within deferred financing costs on the

Consolidated Statements of Assets and Liabilities as of June 30, 2016. During the year ended June 30, 2015, in accordance with ASC 470-50, we expensed $332 of fees relating to credit providers in the 2012 Facility who did not commit to the 2014 Facility.

During the years ended June 30, 2016, 2015 and 2014, we recorded $13,213, $14,424, and $12,216, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On February 18, 2011, we issued $172,500 aggregate principal amount of convertible notes that mature on August 15, 2016 (the “2016 Notes”), unless previously converted or repurchased in accordance with their terms. The 2016 Notes bear interest at a rate of 5.50% per year, payable semi-annually on February 15 and August 15 of each year, beginning August 15, 2011. Total proceeds from the issuance of the 2016 Notes, net of underwriting discounts and offering costs, were $167,325. Between January 30, 2012 and February 2, 2012, we repurchased $5,000 aggregate principal amount of the 2016 Notes at a price of 97.5, including commissions. The transactions resulted in our recognizing $10 of loss in the year ended June 30, 2012. The 2016 Notes were repaid on maturity of August 15, 2016, after our June 30, 2016 fiscal year end.
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

	2016 Notes	2017 Notes	2018 Notes	2019 Notes	2020 Notes
Initial conversion rate(1)	78.3699	85.8442	82.3451	79.7766	80.6647
Initial conversion price	$12.76	$11.65	$12.14	$12.54	$12.40
Conversion rate at June 30, 2016(1)(2)	80.2196	87.7516	84.1497	79.8360	80.6670
Conversion price at June 30, 2016(2)(3)	$12.47	$11.40	$11.88	$12.53	$12.40
Last conversion price calculation date	2/18/2016	4/16/2016	8/14/2015	12/21/2015	4/11/2016
Dividend threshold amount (per share)(4)	$0.101150	$0.101500	$0.101600	$0.110025	$0.110525

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at June 30, 2016 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

(4)
The conversion rate is increased if monthly cash dividends paid to common shares exceed the monthly dividend threshold amount, subject to adjustment. Current dividend rates are below the minimum dividend threshold amount for further conversion rate adjustments for all bonds.

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
In connection with the issuance of the Convertible Notes, we incurred $34,629 of fees which are being amortized over the terms of the notes, of which $14,639 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of June 30, 2016.
During the years ended June 30, 2016, 2015 and 2014, we recorded $68,966, $74,365 and $58,042, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
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
On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market program with FBR Capital Markets & Co. through which we could sell, by means of at-the-market offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes. During the period from June 28, 2016 to June 30, 2016, we issued $1,380 in aggregate principal amount of our 2024 Notes for net proceeds of $1,247 after commissions and offering costs.
The 2022 Notes, the 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes, we incurred $13,109 of fees which are being amortized over the term of the notes, of which $10,289 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of June 30, 2016.
During the years ended June 30, 2016, 2015 and 2014, we recorded $36,859, $37,063, and $25,988, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the year ended June 30, 2016, we issued $88,435 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $87,141. These notes were issued with stated interest rates ranging from 4.625% to 6.00% with a weighted average interest rate of 5.18%. These notes mature between July 15, 2020 and December 15, 2025. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2016.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$51,503	4.625%–6.00%	5.12%	July 15, 2020 – June 15, 2021
6.5	35,155	5.10%–5.25%	5.25%	January 15, 2022 – May 15, 2022
7	990	5.625%–6.00%	5.77%	November 15, 2022 – December 15, 2022
10	787	5.125%–6.00%	5.33%	November 15, 2025 – December 15, 2025
	$88,435

During the year ended June 30, 2015, we issued $125,696 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $123,641. These notes were issued with a stated interest rates ranging from 3.375% to 5.10% with a weighted average interest rate of 4.65%. These notes mature between May 15, 2020 and June 15, 2022. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2015.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5.25	$7,126	4.625%	4.625%	August 15, 2020 – September 15, 2020
5.5	106,364	4.25%–4.75%	4.63%	May 15, 2020 – November 15, 2020
6	2,197	3.375%	3.375%	April 15, 2021 – May 15, 2021
6.5	3,912	5.10%	5.10%	December 15, 2021
7	6,097	5.10%	5.10%	May 15, 2022 – June 15, 2022
	$125,696		0.051

During the year ended June 30, 2016, we repaid $7,069 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net gain on the extinguishment of Prospect Capital InterNotes® in the year ended June 30, 2016 was $215. The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2016.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,109	4.00%	4.00%	April 15, 2017
4	45,690	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	259,191	4.25%–5.75%	4.95%	July 15, 2018 – June 15, 2021
5.2	4,440	4.625%	4.625%	August 15, 2020 – September 15, 2020
5.3	2,686	4.625%	4.625%	September 15, 2020
5.4	5,000	4.75%	4.75%	August 15, 2019
5.5	109,808	4.25%–5.00%	4.65%	February 15, 2019 – November 15, 2020
6	2,197	3.375%	3.375%	April 15, 2021 – May 15, 2021
6.5	40,867	5.10%–5.50%	5.24%	February 15, 2020 – May 15, 2022
7	192,076	4.00%–6.55%	5.13%	June 15, 2019 – December 15, 2022
7.5	1,996	5.75%	5.75%	February 15, 2021
10	37,533	3.62%–7.00%	6.11%	March 15, 2022 – December 15, 2025
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,325	5.25%–6.00%	5.36%	May 15, 2028 – November 15, 2028
18	22,303	4.125%–6.25%	5.53%	December 15, 2030 – August 15, 2031
20	4,462	5.625%–6.00%	5.89%	November 15, 2032 – October 15, 2033
25	35,110	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	116,327	5.50%–6.75%	6.23%	November 15, 2042 – October 15, 2043
	$908,808
During the year ended June 30, 2015, we redeemed $76,931 aggregate principal amount of our Prospect Capital InterNotes® at par with a weighted average interest rate of 6.06% in order to replace debt with higher interest rates with debt with lower rates. During the year ended June 30, 2015, we repaid $6,993 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the year ended June 30, 2015 was $1,682. The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2015.

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
	$827,442
In connection with the issuance of Prospect Capital InterNotes®, we incurred $22,294 of fees which are being amortized over the term of the notes, of which $15,598 remains to be amortized and is included within deferred financing costs on the Consolidated Statement of Assets and Liabilities as of June 30, 2016.
During the years ended June 30, 2016, 2015 and 2014, we recorded $48,681, $44,808, and $33,857, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Note 8. Fair Value and Maturity of Debt Outstanding
The following table shows the maximum draw amounts and outstanding borrowings of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2016 and June 30, 2015.

	June 30, 2016		June 30, 2015
	Maximum Draw Amount	Amount Outstanding	Maximum Draw Amount	Amount Outstanding
Revolving Credit Facility	$885,000	$—	$885,000	$368,700
Convertible Notes	1,089,000	1,089,000	1,239,500	1,239,500
Public Notes	709,657	709,657	548,094	548,094
Prospect Capital InterNotes®	908,808	908,808	827,442	827,442
Total	$3,592,465	$2,707,465	$3,500,036	$2,983,736
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2016.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$—	—	$—	$—	$—
Convertible Notes	1,089,000	167,500	529,500	392,000	—
Public Notes	709,657	—	—	300,000	409,657
Prospect Capital InterNotes®	908,808	8,819	257,198	360,599	282,192
Total Contractual Obligations	$2,707,465	$176,319	$786,698	$1,052,599	$691,849

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
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The following table shows the fair value of these financial liabilities disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2016.

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$—	$—
Convertible Notes(1)	—	1,080,724	—	1,080,724
Public Notes(1)	—	714,047	—	714,047
Prospect Capital InterNotes®(2)	—	894,840	—	894,840
Total	$—	$2,689,611	$—	$2,689,611

(1)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(2)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates.
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
During the year ended June 30, 2016, we repurchased 4,708,750 shares of our common stock pursuant to our publicly announced Repurchase Program for $34,140, or approximately $7.25 weighted average price per share at approximately a 30% discount to net asset value as of June 30, 2015. Our NAV per share was increased by approximately $0.02 for the year ended June 30, 2016 as a result of the share repurchases.

Repurchases of Common Stock	Year Ended June 30, 2016
Dollar amount repurchased	$34,140
Shares Repurchased	4,708,750
Weighted average price per share	7.25
Weighted average discount to June 30, 2015 net asset value	30%
Approximate dollar value of shares that may yet be purchased under the plan	$65,860
There were no repurchases made for the years ended June 30, 2015 and 2014 under our Repurchase Program.
Excluding dividend reinvestments, during the year ended June 30, 2016 we did not issue any shares of our common stock. Excluding dividend reinvestments, we issued 14,845,556 shares of our common stock during the year ended June 30, 2015. The following table summarizes our issuances of common stock during the years ended June 30, 2014 and June 30, 2015.

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees	Offering Expenses	Average Offering Price
During the year ended June 30, 2014:
July 5, 2013 – August 21, 2013(1)	9,818,907	$107,725	$902	$169	$10.97
August 2, 2013(2)	1,918,342	21,006	—	—	10.95
August 29, 2013 – November 4, 2013(1)	24,127,242	272,114	2,703	414	11.28
November 12, 2013 – February 5, 2014(1)	27,301,889	307,045	3,069	436	11.25
February 10, 2014 – April 9, 2014(1)	21,592,715	239,305	2,233	168	11.08
March 31, 2014(2)	2,306,294	24,908	—	—	10.80
April 15, 2014 – May 2, 2014(1)	5,213,900	56,995	445	193	10.93
May 5, 2014(2)	1,102,313	11,916	—	—	10.81

During the year ended June 30, 2015:
September 11, 2014 – November 3, 2014(1)	9,490,975	$95,149	$474	$175	$10.03
November 17, 2014 – December 3, 2014(1)	5,354,581	51,678	268	469	9.65

(1)	Shares were issued in connection with our at-the-market offering program which we enter into from time to time with various counterparties.

(2)
Shares were issued in conjunction with our investments in the following controlled portfolio companies: CP Holdings of Delaware LLC, Harbortouch Holdings of Delaware Inc., and Arctic Oilfield Equipment USA, Inc.

Our shareholders’ equity accounts as of June 30, 2016, June 30, 2015 and June 30, 2014 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.

On November 3, 2015, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $4,807,503 of additional debt and equity securities in the public market as of June 30, 2016.
During the year ended June 30, 2016 and June 30, 2015, we distributed approximately $356,110 and $421,594, respectively, to our stockholders. The following table summarizes our distributions declared and payable for the year ended June 30, 2015 and June 30, 2016.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
2/3/2014	7/31/2014	8/21/2014	$0.110475	$37,863
2/3/2014	8/29/2014	9/18/2014	0.110500	37,885
2/3/2014	9/30/2014	10/22/2014	0.110525	38,519
5/6/2014	10/31/2014	11/20/2014	0.110550	38,977
5/6/2014	11/28/2014	12/18/2014	0.110575	39,583
5/6/2014	12/31/2014	1/22/2015	0.110600	39,623
9/24/2014	1/30/2015	2/19/2015	0.110625	39,648
12/8/2014	2/27/2015	3/19/2015	0.083330	29,878
12/8/2014	3/31/2015	4/23/2015	0.083330	29,887
12/8/2014	4/30/2015	5/21/2015	0.083330	29,898
5/6/2015	5/29/2015	6/18/2015	0.083330	29,910
5/6/2015	6/30/2015	7/23/2015	0.083330	29,923
Total declared and payable for the year ended June 30, 2015				$421,594

5/6/2015	7/31/2015	8/20/2015	$0.083330	$29,909
5/6/2015	8/31/2015	9/17/2015	0.083330	29,605
8/24/2015	9/30/2015	10/22/2015	0.083330	29,601
8/24/2015	10/30/2015	11/19/2015	0.083330	29,600
11/4/2015	11/30/2015	12/24/2015	0.083330	29,611
11/4/2015	12/31/2015	1/21/2016	0.083330	29,616
11/4/2015	1/29/2016	2/18/2016	0.083330	29,641
2/9/2016	2/29/2016	3/24/2016	0.083330	29,663
2/9/2016	3/31/2016	4/21/2016	0.083330	29,674
2/9/2016	4/29/2016	5/19/2016	0.083330	29,702
5/9/2016	5/31/2016	6/23/2016	0.083330	29,730
5/9/2016	6/30/2016	7/21/2016	0.083330	29,758
Total declared and payable for the year ended June 30, 2016				$356,110
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during the years ended June 30, 2016 and June 30, 2015. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be payable subsequent to June 30, 2016:

•	$0.08333 per share for July 2016 to holders of record on July 29, 2016 with a payment date of August 18, 2016; and

•	$0.08333 per share for August 2016 to holders of record on August 31, 2016 with a payment date of September 22, 2016.
During the year ended June 30, 2016 and June 30, 2015, we issued 2,725,222 and 1,618,566 shares of our common stock, respectively, in connection with the dividend reinvestment plan.
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

During the year ended June 30, 2016, Prospect officers purchased 16,909,556 shares of our stock, or 4.74% of total outstanding shares as of June 30, 2016, both through the open market transactions and shares issued in connection with our dividend reinvestment plan.
As of June 30, 2016, we have reserved 89,219,237 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5).
Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the years ended June 30, 2016, 2015, and 2014.

	Year Ended June 30,
	2016	2015	2014
Structuring, advisory and amendment fees (refer to Note 3)	$26,207	$28,562	$59,527
Recovery of legal costs from prior periods from legal settlement	—	—	5,825
Royalty and Net Revenue interests	6,853	5,219	5,893
Administrative agent fees	794	666	468
Total Other Income	$33,854	$34,447	$71,713
Note 11. Net Increase in Net Assets per Share
The following information sets forth the computation of net increase in net assets resulting from operations per share during the years ended June 30, 2016, 2015, and 2014.

	Year Ended June 30,
	2016	2015	2014
Net increase in net assets resulting from operations	$103,362	$346,339	$319,020
Weighted average common shares outstanding	356,134,297	353,648,522	300,283,941
Net increase in net assets resulting from operations per share	$0.29	$0.98	$1.06
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
We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S shareholders. Under IRC Section 871(K), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. For the 2016 calendar year, 43.78% of our distributions as of June 30, 2016 qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non U.S. shareholders.

For the tax year ending August 31, 2016, the tax character of dividends paid to shareholders through June 30, 2016 is expected to be ordinary income. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending August 31, 2016.

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
For the tax year ended August 31, 2015, we had taxable income in excess of the distributions made and we elected to carry forward the excess for distribution to shareholders in the tax year ending August 31, 2016. The cumulative amount carried forward to 2016 is approximately $103,613.
As of June 30, 2016, the cost basis of investments for tax purposes was $6,175,709 resulting in estimated gross unrealized appreciation and depreciation of $192,035 and $470,036, respectively. As of June 30, 2015, the cost basis of investments for tax purposes was $6,599,876 resulting in estimated gross unrealized appreciation and depreciation of $263,892 and $254,210, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of June 30, 2016 and June 30, 2015 was calculated based on the book cost of investments as of June 30, 2016 and June 30, 2015, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2015 and 2014, respectively.
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

Note 13. Related Party Agreements and Transactions
Investment Advisory Agreement
We have entered into an investment advisory and management agreement with the Investment Adviser, Prospect Capital Management L.P., (the “Investment Advisory Agreement”) under which the Investment Adviser, subject to the overall supervision of our Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, us. Under the terms of the Investment Advisory Agreement, the Investment Adviser: (i) determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes, (ii) identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and (iii) closes and monitors investments we make.
The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our total assets. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter.
The total gross base management fee incurred to the favor of the Investment Adviser was $128,416, $134,760, $108,990 during the years ended June 30, 2016, 2015, and 2014, respectively.
The Investment Adviser has entered into a servicing agreement with certain institutions who purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. During the years ended June 30, 2016 and 2015 (beginning with the quarter ended June 30, 2015), we received payments of $1,893 and $170, respectively, from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments, which reduced the base management fee payable to $126,523 and $134,590 for the years ended June 30, 2016 and 2015, respectively.
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
The total income incentive fee incurred was $92,782, $90,687 and $89,306 during the years ended June 30, 2016, 2015 and 2014, respectively. No capital gains incentive fee was incurred during the years ended June 30, 2016, 2015 and 2014.
Administration Agreement
We have also entered into an administration agreement (the “Administration Agreement”) with Prospect Administration under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our Chief Financial Officer and Chief Compliance Officer and his staff, including the internal legal staff. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance (see Managerial Assistance section below). The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a wholly-owned subsidiary of the Investment Adviser.
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
The allocation of gross overhead expense from Prospect Administration was $20,090, $21,992 and $22,393 for the years ended June 30, 2016, 2015 and 2014, respectively. Prospect Administration received estimated payments of $7,443, $7,014 and $8,020 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the years ended June 30, 2016, 2015 and 2014, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration, resulting in net overhead expense of $12,647, $14,977 and 14,373 during the years ended June 30, 2016, 2015 and 2014, respectively. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. During the year ended June 30, 2016, we renegotiated the managerial assistance agreement with First Tower LLC and reversed $1,200 of previously accrued managerial assistance at First Tower Delaware as the fee was paid by First Tower LLC, which decreased our overhead allocation. (See Managerial Assistance section below and Note 14 for further discussion.)

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
During the years ended June 30, 2016, 2015, and 2014, we received payments of $6,102, $5,126 and $6,612, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the year ended June 30, 2016, we reversed $1,200 of managerial assistance expense related to our consolidated entity First Tower Delaware which was included within allocation from Prospect Administration on our Consolidated Statement of Operations for the year ended June 30, 2015. The $1,200 was subsequently paid to Prospect Administration by First Tower LLC, the operating company. See Note 14 for further discussion.
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
We will reimburse CLO investment valuation service fees initially borne by Priority Income Fund, Inc. During the years ended June 30, 2016 and 2015, we recognized expenses that were reimbursed for valuation services of $112,625 and $72,470, respectively. No such expenses were incurred for the year ending June 30, 2014.
As of June 30, 2016, we had co-investments with Priority Income Fund, Inc. in the following CLO funds: Apidos CLO XXII, Babson CLO Ltd. 2014-III, Cent CLO 21 Limited, CIFC Funding 2014-IV Investor, Ltd., Galaxy XVII CLO, Ltd., Halcyon Loan Advisors Funding 2014-2 Ltd., Halcyon Loan Advisors Funding 2015-3 Ltd., HarbourView CLO VII, Ltd., Jefferson Mill CLO Ltd., Mountain View CLO IX Ltd., Octagon Investment Partners XVIII, Ltd., Symphony CLO XIV Ltd., Voya IM CLO 2014-1 Ltd. and Washington Mill CLO Ltd, however HarbourView CLO VII, Ltd. and Octagon Investment Partners XVIII, Ltd. are not considered co-investments pursuant to the Order as they were purchased on the secondary market.

Note 14. Transactions with Controlled Companies
The descriptions below detail the transactions which Prospect Capital Corporation (“Prospect”) has entered into with each of our controlled companies. Certain of the controlled entities discussed below were consolidated effective July 1, 2014 (see Note 1). As such, transactions with these Consolidated Holding Companies for the years ended June 30, 2015 and June 30, 2016 are presented on a consolidated basis.
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
On July 1, 2014, Prospect began consolidating AMU. As a result, any transactions between AMU and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are denoted below as “N/A”.
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
In addition to the repayments noted above, the following amounts were paid from Airmall to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2014	$593
Year Ended June 30, 2015	49
The following dividends were declared and paid from Airmall to AMU and recognized as dividend income by AMU:

Year Ended June 30, 2014	$7,000
Year Ended June 30, 2015	N/A
The following dividends were declared and paid from AMU to Prospect and recognized as dividend income by Prospect:

Year Ended June 30, 2014	$12,000
Year Ended June 30, 2015	N/A
All dividends were paid from earnings and profits of Airmall and AMU.

The following interest payments were accrued and paid from AMU to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$3,159
Year Ended June 30, 2015	N/A
Included above, the following payment-in-kind interest from AMU was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2014	$295
Year Ended June 30, 2015	N/A
The following interest payments were accrued and paid from Airmall to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$3,420
Year Ended June 30, 2015	576
The following managerial assistance payments were paid from AMU to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2014	$300
Year Ended June 30, 2015	N/A
The following managerial assistance payments were paid from Airmall to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	75
The following payments were paid from Airmall to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Airmall (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	730
American Property REIT Corp.
APH Property Holdings, LLC (“APH”) owned 100% of the common equity of American Property REIT Corp. (f/k/a American Property Holdings Corp.) (“APRC”). Effective May 23, 2016, in connection with the merger of APRC and United Property REIT Corp. (“UPRC”) with and into National Property REIT Corp. (f/k/a National Property Holdings Corp.) (“NPRC”), APH and UPH Property Holdings, LLC (“UPH”) merged with and into NPH Property Holdings, LLC (“NPH”). Prospect owns 100% of the equity of NPH, a Consolidated Holding Company, and NPH owns 100% of the common equity of NPRC.
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

On July 1, 2014, Prospect began consolidating APH. As a result, any transactions between APH and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are denoted below as “N/A”.
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
On December 31, 2015, APRC made a partial repayment on the Senior Term Loan of $9,000 and declared a dividend of $11,016 that Prospect recorded as dividend income in connection with the sale of the Vista Palma Sola property.
On March 3, 2016, APRC used supplemental proceeds to make a partial repayment on the Senior Term Loan of $14,621.
On March 28, 2016, APRC used supplemental proceeds to make a partial repayment on the Senior Term Loan of $3,109.
On April 9, 2016, APRC used supplemental proceeds to make a partial repayment on the Senior Term Loan of $2,973.
Effective May 23, 2016, APRC and UPRC merged with and into NPRC, to consolidate all of our real estate holdings, with NPRC as the surviving entity. APRC and UPRC have been dissolved. No gain or loss was recognized upon the merger.

The following dividends were declared and paid from APRC to APH (partially via a wholly-owned subsidiary of APH) and recognized as dividend income by APH:

Year Ended June 30, 2014	$8,810
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
All dividends were paid from earnings and profits of APRC.

The following interest payments were accrued and paid from APH to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$13,928
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A

Included above, the following payment-in-kind interest from APH was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2014	$4,084
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
The following interest payments were accrued and paid from APRC to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$4,860
Year Ended June 30, 2015	14,747
Year Ended June 30, 2016	7,306
Included above, the following payment-in-kind interest from APRC was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2014	$581
Year Ended June 30, 2015	4,529
Year Ended June 30, 2016	558
The following interest income recognized had not yet been paid by APRC to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$25
June 30, 2016	—

The following net revenue interest payments were paid from APH to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2014	$1,418
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
The following net revenue interest payments were paid from APRC to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	1,342
Year Ended June 30, 2016	899
The following managerial assistance payments were paid from APRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2014	$637
Year Ended June 30, 2015	590
Year Ended June 30, 2016	528
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$148
June 30, 2016	86

The following payments were paid from APRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to APRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2014	$1,791
Year Ended June 30, 2015	301
Year Ended June 30, 2016	860
The following amounts were due from APRC to Prospect for reimbursement of expenses paid by Prospect on behalf of APRC and were included by Prospect within other receivables:

June 30, 2015	$124
June 30, 2016	—
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
The following interest payments were accrued and paid from Arctic Energy to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$1,050
Year Ended June 30, 2015	6,721
Year Ended June 30, 2016	1,123

The following interest income recognized had not yet been paid by Arctic Energy to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$18
June 30, 2016	—
The following managerial assistance payments were paid from Arctic Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2014	$15
Year Ended June 30, 2015	100
Year Ended June 30, 2016	50

The following managerial assistance received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$25
June 30, 2016	—
The following managerial assistance recognized had not yet been paid by Arctic Energy to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2015	$—
June 30, 2016	50
The following payments were paid from Arctic Energy to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Arctic Energy (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2014	$445
Year Ended June 30, 2015	—
Year Ended June 30, 2016	—
The following amounts were due to Arctic Energy from Prospect for reimbursement of expenses paid by Arctic Energy on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2015	$1
June 30, 2016	—
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
On July 1, 2014, Prospect began consolidating CCPI Holdings. As a result, any transactions between CCPI Holdings and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are denoted below as “N/A”.
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

As of June 30, 2016, after the departure of a former CCPI executive, Prospect’s ownership of CCPI increased to 94.59%.

In addition to the repayments noted above, the following amounts were paid from CCPI to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2014	$450
Year Ended June 30, 2015	450
Year Ended June 30, 2016	4,450
The following cash distributions were declared and paid from CCPI to Prospect and recognized as a return of capital by Prospect:

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	—
Year Ended June 30, 2016	1,918
The following dividends were declared and paid from CCPI to CCPI Holdings and recognized as dividend income by CCPI Holdings:

Year Ended June 30, 2014	$1,266
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
The following dividends were declared and paid from CCPI Holdings to Prospect and recognized as dividend income by Prospect:

Year Ended June 30, 2014	$500
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
The following dividends were declared and paid from CCPI to Prospect and recognized as dividend income by Prospect:

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	—
Year Ended June 30, 2016	3,196
All dividends were paid from earnings and profits of CCPI and CCPI Holdings.
The following interest payments were accrued and paid from CCPI Holdings to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$1,464
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A

Included above, the following payment-in-kind interest from CCPI Holdings was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2014	$557
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
The following interest payments were accrued and paid from CCPI to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$1,848
Year Ended June 30, 2015	3,332
Year Ended June 30, 2016	3,123
Included above, the following payment-in-kind interest from CCPI was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2014	$27
Year Ended June 30, 2015	599
Year Ended June 30, 2016	475
The following royalty payments were paid from CCPI Holdings to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2014	$71
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
The following managerial assistance payments were paid from CCPI to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2014	$240
Year Ended June 30, 2015	240
Year Ended June 30, 2016	240
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$60
June 30, 2016	60
The following payments were paid from CCPI to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to CCPI (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2014	$249
Year Ended June 30, 2015	—
Year Ended June 30, 2016	96
The following amounts were due from CCPI to Prospect for reimbursement of expenses paid by Prospect on behalf of CCPI and were included by Prospect within other receivables:

June 30, 2015	$—
June 30, 2016	2

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

The following interest payments were accrued and paid from CP Energy to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$8,083
Year Ended June 30, 2015	—
Year Ended June 30, 2016	—
The following interest payments were accrued and paid from CP Well Testing to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$1,657
Year Ended June 30, 2015	—
Year Ended June 30, 2016	—
The following interest payments were accrued and paid from CP Well to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$4,118
Year Ended June 30, 2015	16,420
Year Ended June 30, 2016	(390)
Included above, the following payment-in-kind interest from CP Well was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	2,818
Year Ended June 30, 2016	(2,819)
The following interest income recognized had not yet been paid by CP Well to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$46
June 30, 2016	—
The following managerial assistance payments were paid from CP Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2014	$275
Year Ended June 30, 2015	300
Year Ended June 30, 2016	300
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$75
June 30, 2016	75
The following payments were paid from CP Energy to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to CP Energy (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2014	$609
Year Ended June 30, 2015	60
Year Ended June 30, 2016	—

The following amounts were due from CP Energy to Prospect for reimbursement of expenses paid by Prospect on behalf of CP Energy and were included by Prospect within other receivables:

June 30, 2015	$1
June 30, 2016	—
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
On July 1, 2014, Prospect began consolidating Credit Central Delaware. As a result, any transactions between Credit Central Delaware and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are denoted below as “N/A”.
During the year ended June 30, 2015, Credit Central redeemed 24,629 shares of its membership interest from former Credit Central employees, decreasing the number of shares outstanding and increasing Prospect’s ownership to 74.93%.
In addition to the repayments noted above, the following amounts were paid from Credit Central to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	300
Year Ended June 30, 2016	323
The following dividends were declared and paid from Credit Central to Credit Central Delaware and recognized as dividend income by Credit Central Delaware:

Year Ended June 30, 2014	$10,431
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
The following dividends were declared and paid from Credit Central Delaware to Prospect and recognized as dividend income by Prospect:

Year Ended June 30, 2014	$4,841
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
During the year ended June 30, 2015, Prospect reclassified $159 of return of capital received from Credit Central
Delaware in prior periods as dividend income.

All dividends were paid from earnings and profits of Credit Central and Credit Central Delaware.

The following interest payments were accrued and paid from Credit Central Delaware to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$7,744
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
The following interest payments were accrued and paid from Credit Central to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$101
Year Ended June 30, 2015	7,375
Year Ended June 30, 2016	7,398
Included above, the following payment-in-kind interest from Credit Central was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	300
Year Ended June 30, 2016	921
The following interest income recognized had not yet been paid by Credit Central to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$20
June 30, 2016	21
The following net revenue interest payments were paid from Credit Central Delaware to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2014	$521
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
The following net revenue interest payments were paid from Credit Central to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	1,220
Year Ended June 30, 2016	2,067
The following managerial assistance payments were paid from Credit Central to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2014	$700
Year Ended June 30, 2015	700
Year Ended June 30, 2016	700
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$175
June 30, 2016	175

The following payments were paid from Credit Central to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Credit Central (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2014	$131
Year Ended June 30, 2015	—
Year Ended June 30, 2016	—
The following amounts were due to Credit Central from Prospect for reimbursement of expenses paid by Credit Central on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2015	$27
June 30, 2016	3
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
On March 28, 2016, Echelon made an optional partial prepayment of $2,954 of the Senior Secured Revolving Credit Facility outstanding.
During the quarter ended March 31, 2016, Echelon issued 36,059 Class B shares to the company’s President, decreasing Prospect’s ownership to 98.97%.
The following dividends were declared and paid from Echelon to Prospect and recognized as dividend income by Prospect:

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	—
Year Ended June 30, 2016	7,250
All dividends were paid from earnings and profits of Echelon.
The following interest payments were accrued and paid from Echelon to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$2,809
Year Ended June 30, 2015	6,895
Year Ended June 30, 2016	5,700

The following interest income recognized had not yet been paid by Echelon to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$2,412
June 30, 2016	2,335
The following managerial assistance payments were paid from Echelon to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	313
Year Ended June 30, 2016	250
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$63
June 30, 2016	63
The following payments were paid from Echelon to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Echelon (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2014	$664
Year Ended June 30, 2015	211
Year Ended June 30, 2016	120
The following amounts were due from Echelon to Prospect for reimbursement of expenses paid by Prospect on behalf of Echelon and were included by Prospect within other receivables:

June 30, 2015	$30
June 30, 2016	—
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
During the year ended June 30, 2016, Prospect funded an additional $6,424 in the second lien revolving credit facility.
The following amounts were paid from Edmentum to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2014	N/A
Year Ended June 30, 2015	—
Year Ended June 30, 2016	4,896

The following interest payments were accrued and paid from Edmentum to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	N/A
Year Ended June 30, 2015	—
Year Ended June 30, 2016	$3,650
Included above, the following payment-in-kind interest from Edmentum was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2014	N/A
Year Ended June 30, 2015	—
Year Ended June 30, 2016	2,934
The following interest income recognized had not yet been paid by Edmentum to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$—
June 30, 2016	639
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
On June 4, 2014, Gas Solutions GP LLC and Gas Solutions LP LLC merged with and into Freedom Marine, with Freedom Marine as the surviving entity.
On July 1, 2014, Prospect began consolidating Energy Solutions. As a result, any transactions between Energy Solutions and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are denoted below as “N/A”. Transactions between Prospect and Freedom Marine are separately discussed below under “Freedom Marine Solutions, LLC.”
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

Year Ended June 30, 2014	$5,368
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
The following managerial assistance payments were paid from Energy Solutions to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2014	$180
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
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
On July 1, 2014, Prospect began consolidating First Tower Delaware. As a result, any transactions between First Tower Delaware and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are denoted below as “N/A”.
During the quarter ended December 31, 2015, Prospect made an additional $8,005 investment split evenly between equity and the second lien term loan to First Tower.
The following cash distributions were declared and paid from First Tower Finance to First Tower Delaware and recognized as a return of capital by First Tower Delaware:

Year Ended June 30, 2014	$14,912
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
The following dividends were declared and paid from First Tower Finance to First Tower Delaware and recognized as dividend income by First Tower Delaware:

Year Ended June 30, 2014	$36,064
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
During the year ended June 30, 2015, Prospect reclassified $1,929 of return of capital received from First Tower in prior periods as dividend income.

All dividends were paid from earnings and profits of First Tower.
The following amounts were paid from First Tower to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	—
Year Ended June 30, 2016	679
The following interest payments were accrued and paid from First Tower Delaware to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$53,489
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
Included above, the following payment-in-kind interest from First Tower Delaware was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2014	$1,698
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A

The following interest payments were accrued and paid from First Tower to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$831
Year Ended June 30, 2015	52,900
Year Ended June 30, 2016	56,698
Included above, the following payment-in-kind interest from First Tower was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	332
Year Ended June 30, 2016	861
The following interest income recognized had not yet been paid by First Tower to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$4,612
June 30, 2016	156
The following royalty payments were accrued and paid from First Tower Delaware to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2014	$2,560
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
The following managerial assistance payments were paid from First Tower Delaware to Prospect and subsequently remitted to
Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2014	$2,400
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
During the year ended June 30, 2016, the managerial assistance agreement between First Tower Delaware and Prospect Administration was amended and $1,200 of managerial assistance expense was reversed at Prospect. First Tower replaced First Tower Delaware in the managerial assistance agreement with Prospect Administration as of December 14, 2015.

The following managerial assistance payments were accrued and paid from First Tower Delaware to Prospect Administration and recognized by Prospect as an expense:

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	2,400
Year Ended June 30, 2016	—
The following managerial assistance recognized has not yet been paid by First Tower Delaware to Prospect Administration and was included by Prospect within due to Prospect Administration.

June 30, 2015	$600
June 30, 2016	—

The following managerial assistance payments were paid from First Tower Finance to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2014	N/A
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	$1,200

The following managerial assistance payments received by Prospect has not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$—
June 30, 2016	600
The following payments were paid from First Tower Delaware to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to First Tower Delaware (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2014	$243
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
The following amounts were due from First Tower to Prospect for reimbursement of expenses paid by Prospect on behalf of First Tower and were included by Prospect within other receivables:

June 30, 2015	$20
June 30, 2016	2
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
On January 7, 2016 and April 11, 2016, Prospect purchased an additional $400 and $600, respectively, in membership interests in Freedom Marine to support its ongoing operations and liquidity needs.
The following interest payments were accrued and paid from Vessel to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$641
Year Ended June 30, 2015	639
Year Ended June 30, 2016	159

The following interest income recognized had not yet been paid by Vessel to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$2
June 30, 2016	—
The following interest payments were accrued and paid from Vessel II to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$1,023
Year Ended June 30, 2015	1,713
Year Ended June 30, 2016	427
The following interest income recognized had not yet been paid by Vessel II to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$5
June 30, 2016	—
The following interest payments were accrued and paid from Vessel III to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$1,213
Year Ended June 30, 2015	2,109
Year Ended June 30, 2016	526
The following interest income recognized had not yet been paid by Vessel III to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$6
June 30, 2016	—
The following managerial assistance payments were paid from Freedom Marine to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	300
Year Ended June 30, 2016	75
The following managerial assistance recognized had not yet been paid by Freedom Marine to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2015	$—
June 30, 2016	225
The following payments were paid from Freedom Marine to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Freedom Marine (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2014	$38
Year Ended June 30, 2015	115
Year Ended June 30, 2016	65
The following amounts were due from Freedom Marine to Prospect for reimbursement of expenses paid by Prospect on behalf of Freedom Marine and were included by Prospect within other receivables:

June 30, 2015	$3
June 30, 2016	—

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
During the year ended, 2016, Prospect made an additional $9,500 investment in the first lien term loan to Gulf Coast to fund capital improvements to key forging equipment and other liquidity needs.
The following amounts were paid from Gulf Coast to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	—
Year Ended June 30, 2016	1,075
The following interest payments were accrued and paid from Gulf Coast to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$1,449
Year Ended June 30, 2015	1,370
Year Ended June 30, 2016	—
The following amounts were due from Gulf Coast to Prospect for reimbursement of expenses paid by Prospect on behalf of Gulf Coast and were included by Prospect within other receivables:

June 30, 2015	$1
June 30, 2016	—
Harbortouch Payments, LLC
Prospect owned 100% of the equity of Harbortouch Holdings of Delaware Inc. (“Harbortouch Delaware”), a Consolidated Holding Company. Harbortouch Delaware owned 100% of the Class C voting units of Harbortouch Payments, LLC (“Harbortouch”), which provide for a 53.5% residual profits allocation. Harbortouch management owns 100% of the Class B and D voting units of Harbortouch, which provide for a 46.5% residual profits allocation. Harbortouch owns 100% of Credit Card Processing USA, LLC. Harbortouch is a provider of transaction processing services and point-of sale equipment used by merchants across the United States.
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
On July 1, 2014, Prospect began consolidating Harbortouch Delaware. As a result, any transactions between Harbortouch Delaware and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are denoted as “N/A”.
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
On May 31, 2016, we sold our investment in Harbortouch for total consideration of $328,032, including fees and escrowed amounts. Prior to the sale, $154,382 of Senior Secured Term Loan B loan outstanding was converted to preferred equity. We received a repayment of $146,989 loans receivable to us and $157,639 of proceeds related to the equity investment. We recorded a realized loss of $5,419 related to the sale. We also received a $5,145 prepayment premium for early repayment of the outstanding loans, which was recorded as interest income in the year ended June 30, 2016 and a $12,909 advisory fee for the transaction, which was recorded as other income in the year ended June 30, 2016. In addition, there is $5,350 being held in escrow which will be recognized as additional realized gain if and when it is received. Concurrent with the sale, we made a $27,500 second lien secured investment in Harbortouch.

In addition to the repayments noted above, the following amounts were paid from Harbortouch to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	5,371
Year Ended June 30, 2016	4,865
The following cash distributions were declared and paid from Harbortouch to Prospect and recognized as a return of capital by Prospect:

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	55
Year Ended June 30, 2016	50
The following interest payments were accrued and paid from Harbortouch Delaware to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$55
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
The following interest payments were accrued and paid from Harbortouch to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$6,824
Year Ended June 30, 2015	29,834
Year Ended June 30, 2016	28,274

Included above, the following payment-in-kind interest from Harbortouch was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	7,652
Year Ended June 30, 2016	9,503
The following interest income recognized had not yet been paid by Harbortouch to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$2,077
June 30, 2016	—
The following managerial assistance payments were paid from Harbortouch to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2014	$125
Year Ended June 30, 2015	500
Year Ended June 30, 2016	458
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$125
June 30, 2016	83
The following payments were paid from Harbortouch to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Harbortouch (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2014	$1,761
Year Ended June 30, 2015	46
Year Ended June 30, 2016	351
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
On July 1, 2014, Prospect began consolidating MITY Delaware. As a result, any transactions between MITY Delaware and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are denoted below as “N/A”.
During the year ended June 30, 2015, Prospect funded $2,500 of MITY’s senior secured revolving facility, which MITY fully repaid during that time.
During the quarter ended March 31, 2016, Prospect’s ownership in MITY increased to 95.83% resulting from a stock repurchase of a key executive’s shares.
The following cash distributions were declared and paid from MITY to MITY Delaware and recognized as return of capital by MITY Delaware:

Year Ended June 30, 2014	$884
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
The following dividends were declared and paid from MITY to MITY Delaware and recognized as dividend income by MITY Delaware:

Year Ended June 30, 2014	$861
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
The following dividends were declared and paid from MITY to Prospect and recognized as dividend income by Prospect:

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	—
Year Ended June 30, 2016	711
All dividends were paid from earnings and profits of MITY.

The following interest payments were accrued and paid from MITY Delaware to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$3,177
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
Included above, the following payment-in-kind interest from MITY Delaware was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2014	$177
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
The following interest payments were accrued and paid from MITY to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$1,516
Year Ended June 30, 2015	5,146
Year Ended June 30, 2016	5,196
Included above, the following payment-in-kind interest from MITY was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	532
Year Ended June 30, 2016	139
The following interest income recognized had not yet been paid by MITY to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$14
June 30, 2016	440
The following interest payments were accrued and paid from Broda Canada to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	637
Year Ended June 30, 2016	566
The following interest income recognized had not yet been paid by Broda Canada to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$—
June 30, 2016	48
During the year ended June 30, 2015, there was an unfavorable fluctuation in the foreign currency exchange rate and MITY
Delaware recognized $5 of realized loss related to its investment in Broda Canada. During the year ended June 30, 2016, there was a favorable fluctuation in the foreign currency exchange rate and MITY Delaware recognized $13 of realized gain related to its investment in Broda Canada.

The following managerial assistance payments were paid from MITY to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2014	$225
Year Ended June 30, 2015	310
Year Ended June 30, 2016	300

The following managerial assistance recognized had not yet been paid by MITY to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2015	$—
June 30, 2016	75
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$75
June 30, 2016	—
The following payments were paid from MITY to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to MITY (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2014	$495
Year Ended June 30, 2015	121
Year Ended June 30, 2016	60
The following amounts were due to MITY from Prospect for reimbursement of expenses paid by MITY on behalf of Prospect and were included within other liabilities:

June 30, 2015	$1
June 30, 2016	—
National Property REIT Corp.
Prospect owns 100% of the equity of NPH Property Holdings, LLC (“NPH”), a Consolidated Holding Company. NPH owns 100% of the common equity of National Property REIT Corp. (f/k/a National Property Holdings Corp.) (“NPRC”). Effective May 23, 2016, in connection with the merger of APRC and United Property REIT Corp. UPRC with and into NPRC, APH and UPH merged with and into NPH.
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
On July 1, 2014, Prospect began consolidating NPH. As a result, any transactions between NPH and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are denoted below as “N/A”.
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
On April 19, 2016, Prospect made a $1,404 investment in NPRC used to purchase additional common equity of NPRC through NPH. The proceeds were utilized by NPRC to purchase additional ownership interest in NPH McDowell, LLC for $1,402 and pay $2 of legal services provided by attorneys at Prospect Administration. The minority interest holder also invested an additional $155 in the JVs. The proceeds were used by the JVs to fund $1,557 of capital expenditures.
During the year ended June 30, 2016, we provided $202,466 and $41,118 of debt and equity financing, respectively, to NPRC to enable certain of its wholly-owned subsidiaries to invest in online consumer loans. In addition, during the year ended June 30, 2016, we received partial repayments of $52,260 of our loans previously outstanding with NPRC and its wholly-owned subsidiaries and $12,396 as a return of capital on our equity investment in NPRC.
Effective May 23, 2016, APRC and UPRC merged with and into NPRC, to consolidate all of our real estate holdings, with NPRC as the surviving entity. APRC and UPRC have been dissolved. No gain or loss was recognized upon the merger.

The following dividends were declared and paid from NPRC to NPH (partially via a wholly-owned subsidiary of NPH) and recognized as dividend income by NPH:

Year Ended June 30, 2014	$2,696
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
All dividends were paid from earnings and profits of NPRC.

The following interest payments were accrued and paid by NPH to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$2,838
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
Included above, the following payment-in-kind interest from NPH was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2014	$432
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
The following interest payments were accrued and paid by NPRC to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$3,135
Year Ended June 30, 2015	23,869
Year Ended June 30, 2016	40,147
Included above, the following payment-in-kind interest from NPRC was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2014	$18
Year Ended June 30, 2015	3,056
Year Ended June 30, 2016	703
The following interest income recognized had not yet been paid by NPRC to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$116
June 30, 2016	174
The following interest payments were accrued and paid by ACLLH to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	6,742
Year Ended June 30, 2016	22,543
Included above, the following payment-in-kind interest from ACLLH was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	816
Year Ended June 30, 2016	—

The following interest income recognized had not yet been paid by ACLLH to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$23
June 30, 2016	44
The following net revenue interest payments were paid from NPH to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2014	$567
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
The following net revenue interest payments were paid from NPRC to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	1,683
Year Ended June 30, 2016	2,712
The following structuring fees were paid from NPRC to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	—
Year Ended June 30, 2016	180
The following structuring fees were paid from ACLLH to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	—
Year Ended June 30, 2016	2,483
The following managerial assistance payments were paid from NPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2014	$255
Year Ended June 30, 2015	510
Year Ended June 30, 2016	593
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$128
June 30, 2016	210
The following payments were paid from NPRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to NPRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2014	$207
Year Ended June 30, 2015	1,164
Year Ended June 30, 2016	2,363
The following amounts were due from NPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of NPRC and included by Prospect within other receivables:

June 30, 2015	$108
June 30, 2016	—

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
On July 1, 2014, Prospect began consolidating Nationwide Holdings. As a result, any transactions between Nationwide Holdings and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are denoted below as “N/A”.
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
During the quarter ended December 31, 2015, Prospect made additional investments totaling $1,876 in the senior subordinated term loan to Nationwide.
On March 31, 2016, Prospect made an additional equity investment totaling $1,407, and Prospect’s ownership in Nationwide did not change.
The following dividends were declared and paid from Nationwide to Nationwide Holdings and recognized as dividend income by Nationwide Holdings:

Year Ended June 30, 2014	$7,074
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
The following dividends were declared and paid from Nationwide Holdings to Prospect and recognized as dividend income by Prospect:

Year Ended June 30, 2014	$5,000
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A

The following dividends were declared and paid from Nationwide to Prospect and recognized as dividend income by Prospect:

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	4,425
Year Ended June 30, 2016	3,963
All dividends were paid from earnings and profits of Nationwide and Nationwide Holdings.
The following amounts were paid from Nationwide to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	—
Year Ended June 30, 2016	300
The following interest payments were accrued and paid from Nationwide Holdings to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$4,322
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
The following interest payments were accrued and paid from Nationwide to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$107
Year Ended June 30, 2015	3,005
Year Ended June 30, 2016	3,212
Included above, the following payment-in-kind interest from Nationwide was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	—
Year Ended June 30, 2016	300
The following interest income recognized had not yet been paid by Nationwide to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$8
June 30, 2016	9
The following royalty payments were paid from Nationwide Holdings to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2014	$354
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
The following managerial assistance payments were paid from Nationwide to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2014	$400
Year Ended June 30, 2015	400
Year Ended June 30, 2016	400

The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$100
June 30, 2016	100
The following payments were paid from Nationwide to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Nationwide (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative service costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2014	$234
Year Ended June 30, 2015	4
Year Ended June 30, 2016	—
The following amounts were due to Nationwide from Prospect for reimbursement of expenses paid by Nationwide on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2015	$12
June 30, 2016	4
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
On July 1, 2014, Prospect began consolidating NMMB Holdings. As a result, any transactions between NMMB Holdings and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are denoted below as “N/A”.
On October 1, 2014, Prospect made an additional $383 equity investment in NMMB Series B Preferred Stock, increasing Prospect’s ownership to 93.13%. During the year ended June 30, 2015, NMMB repurchased 460 shares of its common stock from a former NMMB executive, decreasing the number of shares outstanding and increasing Prospect’s ownership to 96.33%.

The following interest payments were accrued and paid from NMMB Holdings to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$192
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
The following interest payments were accrued and paid from NMMB to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$1,826
Year Ended June 30, 2015	525
Year Ended June 30, 2016	529
The following interest income recognized had not yet been paid by NMMB to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$133
June 30, 2016	1
The following interest payments were accrued and paid from Armed Forces to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$33
Year Ended June 30, 2015	996
Year Ended June 30, 2016	996
The following interest income recognized had not yet been paid by Armed Forces to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$250
June 30, 2016	3
The following managerial assistance payments were paid from NMMB to Prospect and subsequently remitted to Prospect
Administration (no income was recognized by Prospect):

Year Ended June 30, 2014	$100
Year Ended June 30, 2015	—
Year Ended June 30, 2016	—
The following managerial assistance recognized had not yet been paid by NMMB to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2015	$700
June 30, 2016	1,100
The following payments were paid from NMMB to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to NMMB (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative service costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2014	$15
Year Ended June 30, 2015	—
Year Ended June 30, 2016	—

The following amounts were due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB and were included by Prospect within other receivables:

June 30, 2015	$2
June 30, 2016	2
R-V Industries, Inc.
As of July 1, 2011 and continuing through June 30, 2016, Prospect owns 88.27% of the fully-diluted equity of R-V Industries, Inc. (“R-V”), with R-V management owning the remaining 11.73% of the equity. As of June 30, 2011, Prospect’s equity investment cost basis was $1,682 and $5,087 for warrants and common stock, respectively.
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
In addition to the repayments noted above, the following amounts were paid from R-V to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2014	$2,339
Year Ended June 30, 2015	1,175
Year Ended June 30, 2016	614
The following dividends were declared and paid from R-V to Prospect and recognized as dividend income by Prospect:

Year Ended June 30, 2014	$1,100
Year Ended June 30, 2015	298
Year Ended June 30, 2016	299
All dividends were paid from earnings and profits of R-V.
The following interest payments were accrued and paid from R-V to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$3,188
Year Ended June 30, 2015	3,018
Year Ended June 30, 2016	2,908
The following managerial assistance payments were paid from R-V to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2014	$180
Year Ended June 30, 2015	180
Year Ended June 30, 2016	180
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$45
June 30, 2016	45

The following payments were paid from R-V to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to R-V (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative service costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	13
Year Ended June 30, 2016	2
The following amounts were due to R-V from Prospect for reimbursement of expenses paid by R-V on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2015	$2
June 30, 2016	1
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
On October 10, 2014, ARRM sold Ajax to a third party and repaid the $19,337 loan receivable to Prospect. Prospect recorded a realized loss of $21,001 related to the sale. Concurrent with the sale, Prospect’s ownership increased to 100% of the outstanding equity of ARRM Services, Inc. which was renamed SB Forging Company, Inc. (“SB Forging”). As such, Prospect began consolidating SB Forging on October 11, 2014. As a result, any transactions between SB Forging and Prospect are eliminated in consolidation and as such, transactions after October 11, 2014 are denoted below as “N/A”. In addition, there is $3,000 being held in escrow of which $802 was received on May 6, 2015 for which Prospect realized a gain of the same amount. Prospect received $2,000 of structuring fees from Ajax related to the sale of the operating company which was recognized as other income during the year ended June 30, 2015.
On May 31, 2016, $1,750 of the escrow proceeds were received. Prospect realized a gain of the same amount.

In addition to the repayments noted above, the following amounts were paid from Ajax to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2014	$400
Year Ended June 30, 2015	—

The following interest payments, including prepayment penalty fees, were accrued and paid from ARRM to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$1,029
Year Ended June 30, 2015	—
Included above, the following payment-in-kind interest from ARRM was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2014	$309
Year Ended June 30, 2015	—
The following interest payments, including prepayment penalty fees, were accrued and paid from Ajax to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$2,082
Year Ended June 30, 2015	956
The following managerial assistance payments were paid from Ajax to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2014	$180
Year Ended June 30, 2015	45
The following payments were paid from SB Forging to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to SB Forging (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2014	$17
Year Ended June 30, 2015	1,485
United Property REIT Corp.
UPH Property Holdings, LLC (“UPH”) owned 100% of the common equity of United Property REIT Corp. (“UPRC”). Effective May 23, 2016, in connection with the merger of UPRC and APRC with and into NPRC, UPH and APH merged with and into NPH. Prospect owns 100% of the equity of NPH, a Consolidated Holding Company, and NPH owns 100% of the common equity of NPRC.
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

On July 1, 2014, Prospect began consolidating UPH. As a result, any transactions between UPH and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are denoted below as “N/A”.
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
On April 6, 2016, UPRC used supplemental proceeds to make a partial repayment on the Senior Term Loan of $7,567.
Effective May 23, 2016, APRC and UPRC merged with and into NPRC, to consolidate all of our real estate holdings, with NPRC as the surviving entity. APRC and UPRC have been dissolved. No gain or loss was recognized upon the merger.

The following dividends were declared and paid from UPRC to UPH and recognized as dividend income by UPH:

Year Ended June 30, 2014	$510
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
All dividends were paid from earnings and profits of UPRC.

The following interest payments were accrued and paid by UPH to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$548
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
Included above, the following payment-in-kind interest from UPH was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2014	$173
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
The following interest payments were accrued and paid by UPRC to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$553
Year Ended June 30, 2015	5,893
Year Ended June 30, 2016	6,777
Included above, the following payment-in-kind interest from UPRC was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	162
Year Ended June 30, 2016	—

The following interest income recognized had not yet been paid by UPRC to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$20
June 30, 2016	—

The following net revenue interest payments were paid from UPH to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2014	$156
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
The following net revenue interest payments were paid from UPRC to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	901
Year Ended June 30, 2016	1,173
The following managerial assistance payments were paid from UPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2014	$100
Year Ended June 30, 2015	200
Year Ended June 30, 2016	179
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$50
June 30, 2016	29
The following payments were paid from UPRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to UPRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2014	$85
Year Ended June 30, 2015	262
Year Ended June 30, 2016	788
The following amounts were due from UPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of UPRC and were included by Prospect within other receivables:

June 30, 2015	$15
June 30, 2016	—
USES Corp.
On June 15, 2016, we provided additional $1,300 debt financing to USES Corp. (“USES”) and its subsidiaries in the form of additional Term Loan A debt and, in connection with such Term Loan A debt financing, USES issued to us 99,900 shares of its common stock.  On June 29, 2016, we provided additional $2,200 debt financing to USES and its subsidiaries in the form of additional Term Loan A debt and, in connection with such Term Loan A debt financing, USES issued to us 169,062 shares of its common stock.  As a result of such debt financing and recapitalization, as of June 29, 2016, we held  268,962 shares of USES common stock representing a 99.96% common equity ownership interest in USES. As such, USES became a controlled company on June 30, 2016.

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
On July 1, 2014, Prospect began consolidating Valley Holdings I and Valley Holdings II. As a result, any transactions between Valley Holdings I, Valley Holdings II and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are denoted below as “N/A”.
In addition to the repayments noted above, the following amounts were paid from Valley to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2014	$200
Year Ended June 30, 2015	—
Year Ended June 30, 2016	—
The following dividends were declared and paid from Valley to Valley Holdings II, which were subsequently distributed to and recognized as dividend income by Valley Holdings I:

Year Ended June 30, 2014	$2,953
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
All dividends were paid from earnings and profits of Valley and Valley Holdings II.

The following interest payments were accrued and paid from Valley Holdings I to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$6,323
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A

Included above, the following payment-in-kind interest from Valley Holdings I was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2014	$3,162
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A
The following interest payments were accrued and paid from Valley Electric to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$74
Year Ended June 30, 2015	3,905
Year Ended June 30, 2016	4,252
Included above, the following payment-in-kind interest from Valley Electric was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2014	$29
Year Ended June 30, 2015	1,794
Year Ended June 30, 2016	1,509
The following interest income recognized had not yet been paid by Valley Electric to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$11
June 30, 2016	12
The following interest payments were accrued and paid from Valley to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2014	$1,074
Year Ended June 30, 2015	1,086
Year Ended June 30, 2016	1,111
Included above, the following payment-in-kind interest from Valley was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2014	$255
Year Ended June 30, 2015	259
Year Ended June 30, 2016	90
The following interest income recognized had not yet been paid by Valley to Prospect and was included by Prospect within interest receivable:

June 30, 2015	$3
June 30, 2016	3
The following royalty payments were paid from Valley Holdings I to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2014	$148
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A

The following managerial assistance payments were paid from Valley to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2014	$300
Year Ended June 30, 2015	300
Year Ended June 30, 2016	300
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2015	$75
June 30, 2016	75
The following payments were paid from Valley Electric to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Valley Electric (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2014	$91
Year Ended June 30, 2015	18
Year Ended June 30, 2016	9
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
On July 1, 2014, Prospect began consolidating Wolf Energy Holdings. As a result, any transactions between Wolf Energy Holdings and Prospect are eliminated in consolidation and as such, transactions after July 1, 2014 are denoted below as “N/A”.
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

Year Ended June 30, 2014	$—
Year Ended June 30, 2015	—
Year Ended June 30, 2016	124
The following managerial assistance recognized had not yet been paid by Wolf Energy to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2015	$—
June 30, 2016	14

The following payments were paid from Wolf Energy Holdings to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Wolf Energy Holdings (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2014	$101
Year Ended June 30, 2015	N/A
Year Ended June 30, 2016	N/A

Note 15. Litigation
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of June 30, 2016. Our Investment Adviser and Administrator have been named as defendants in a lawsuit filed on April 21, 2016 by a purported shareholder of Prospect in the United States District Court for the Southern District of New York under the caption Paskowitz v. Prospect Capital Management and Prospect Administration. The complaint alleges that the defendants received purportedly excessive management and administrative services fees from us in violation of Section 36(b) of the 1940 Act. The plaintiff seeks to recover on behalf of us damages in an amount not specified in the complaint. The defendants have informed us that they believe the complaint is without merit and intend to defend themselves vigorously against the plaintiff’s claims. We believe that the lawsuit is not likely to have a material adverse effect on Prospect. On June 30, 2016, the Investment Adviser and the Administrator filed a motion to dismiss the complaint.
Note 16. Financial Highlights
The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2016:

	Year Ended June 30,
	2016		2015	2014	2013	2012
Per Share Data
Net asset value at beginning of year	$10.31		$10.56	$10.72	$10.83	$10.36
Net investment income(1)	1.04		1.03	1.19	1.57	1.63
Net realized (losses) gains on investments(1)	(0.07)		(0.51)	(0.01)	(0.13)	0.32
Net change in unrealized (depreciation) appreciation on investments(1)	(0.68)		0.47	(0.12)	(0.37)	(0.28)
Net realized losses on extinguishment of debt(1)	—	(4)	(0.01)	—	—	—
Dividends to shareholders	(1.00)		(1.19)	(1.32)	(1.28)	(1.22)
Common stock transactions(2)	0.02		(0.04)	0.10	0.10	0.02
Net asset value at end of year	$9.62		$10.31	$10.56	$10.72	$10.83

Per share market value at end of year	$7.82		$7.37	$10.63	$10.80	$11.39
Total return based on market value(3)	21.84%		(20.84%)	10.88%	6.24%	27.21%
Total return based on net asset value(3)	7.15%		11.47%	10.97%	10.91%	18.03%
Shares of common stock outstanding at end of year	357,107,231		359,090,759	342,626,637	247,836,965	139,633,870
Weighted average shares of common stock outstanding	356,134,297		353,648,522	300,283,941	207,069,971	114,394,554

Ratios/Supplemental Data
Net assets at end of year	$3,435,917		$3,703,049	$3,618,182	$2,656,494	$1,511,974
Portfolio turnover rate	15.98%		21.89%	15.21%	29.24%	29.06%
Annualized ratio of operating expenses to average net assets	11.95%		11.66%	11.11%	11.50%	10.73%
Annualized ratio of net investment income to average net assets	10.54%		9.87%	11.18%	14.86%	14.92%

(1)	Per share data amount is based on the weighted average number of common shares outstanding for the year presented (except for dividends to shareholders which is based on actual rate per share).

(2)
Common stock transactions include the effect of our issuance of common stock in public offerings (net of underwriting and offering costs), shares issued in connection with our dividend reinvestment plan, shares issued to acquire investments and shares repurchased below net asset value pursuant to our Repurchase Program.

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

(4)	Amount is less than $0.01.
Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ending June 30, 2016.

	Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
September 30, 2013	161,034	0.62	82,337	0.32	(2,437)	(0.01)	79,900	0.31
December 31, 2013	178,090	0.62	92,215	0.32	(6,853)	(0.02)	85,362	0.30
March 31, 2014	190,327	0.60	98,523	0.31	(16,422)	(0.05)	82,101	0.26
June 30, 2014	182,840	0.54	84,148	0.25	(12,491)	(0.04)	71,657	0.21

September 30, 2014	202,021	0.59	94,463	0.28	(10,355)	(0.04)	84,108	0.24
December 31, 2014	198,883	0.56	91,325	0.26	(5,355)	(0.02)	85,970	0.24
March 31, 2015	191,350	0.53	87,441	0.24	(5,949)	(0.01)	81,492	0.23
June 30, 2015	198,830	0.55	89,518	0.25	5,251	0.01	94,769	0.26

September 30, 2015	200,251	0.56	91,242	0.26	(63,425)	(0.18)	27,817	0.08
December 31, 2015	209,191	0.59	100,893	0.28	(196,013)	(0.55)	(95,120)	(0.27)
March 31, 2016	189,493	0.53	87,626	0.25	(12,118)	(0.03)	75,508	0.21
June 30, 2016	193,038	0.54	91,367	0.26	3,790	0.01	95,157	0.27

(1)
Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

Note 18. Subsequent Events
On July 1, 2016, we made an investment of $7,320 to purchase 19.7% of the subordinated notes in Madison Park Funding IX, Ltd.
On July 22, 2016, we made a $32,500 Senior Secured Term Loan A and a $32,500 Senior Secured Term Loan B debt investment in Universal Turbine Parts, LLC, an independent supplier of aftermarket turboprop engines and parts.
On August 9, 2016, JHH Holdings, Inc. repaid the $35,507 loan receivable to us.
On August 9, 2016, we made an investment of $29,634 to purchase 71.9% of the subordinated notes in Carlyle Global Market Strategies CLO 2016-3, Ltd. in a co-investment transaction with Priority Income Fund, Inc., a closed-end fund managed by an affiliate of Prospect Capital Management L.P.
On August 14, 2016, we announced the then current conversion rate on the 2018 Notes as 84.1497 shares of common stock per
$1 principal amount of the 2018 Notes converted, which is equivalent to a conversion price of approximately $11.88.
On August 15, 2016, the 5.50% unsecured convertible notes, which had an outstanding principal balance of $167,500, matured and were repaid in full with cash on hand, primarily from the Harbortouch sale proceeds.
On August 22, 2016, the 2014 Facility was amended to eliminate some of the restrictions in the definition of an eligible loan for pledging to the facility and increase our overall borrowing base.
During the period from July 1, 2016 through August 29, 2016, we made seven follow-on investments in NPRC totaling $55,710 to support the online consumer lending initiative.
During the period from July 1, 2016 through August 25, 2016 we issued $28,820 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $28,464.

During the period from July 1, 2016 through August 24, 2016, we issued $37,901 in aggregate principal amount of our 2024 Notes for net proceeds of $37,106.
On August 26, 2016, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.08333 per share for September 2016 to holders of record on September 30, 2016 with a payment date of October 20, 2016;

•	$0.08333 per share for October 2016 to holders of record on October 31, 2016 with a payment date of November 17, 2016.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2016, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2016. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016 based upon criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2016 based on the criteria on Internal Control—Integrated Framework (2013) issued by COSO. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2016 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Prospect Capital Corporation
New York, New York
We have audited Prospect Capital Corporation’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Prospect Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Report of Management on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Prospect Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Statements of Assets and Liabilities of Prospect Capital Corporation, including the consolidated schedules of investments, as of June 30, 2016 and 2015, and the related Consolidated Statements of Operations, Changes in Net Assets, and Cash Flows for each of the three years in the period ended June 30, 2016, and the financial highlights for each of the five years in the period ended June 30, 2016, and our report dated August 29, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
New York, New York
August 29, 2016

Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. To the Company’s knowledge, during the fiscal year ended June 30, 2016, the Company’s officers, directors and greater than 10% stockholders had complied with all Section 16(a) filing requirements, except that one Form 4 was filed three days late on behalf of John F. Barry III, Chief Executive Officer, for the purchase of shares of common stock due to an administrative error.
The information required by Item 10 is hereby incorporated by reference from our 2016 Proxy Statement.
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
Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2016 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2016 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2016 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2016 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Annual Report:

1.	Financial Statements – See the Index to Consolidated Financial Statements in Item 8 of this report.

2.
Financial Statement Schedules – The financial statements of Harbortouch Payments, LLC required by Rule 3-09 of Regulation S-X will be provided as Exhibit 99.1 to this report. The financial statements of National Property REIT Corp., NPH McDowell, LLC and Michigan Storage, LCC required by Rule 3-09 of Regulation S-X will be provided as Exhibit 99.2, Exhibit 99.3 and Exhibit 99.4, respectively, to this report.

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

4.300	Three Hundred Fourth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(100)
4.301	Three Hundred Fifth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2019(100)
4.302	Three Hundred Sixth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(100)
4.303	Three Hundred Seventh Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(100)
4.304	Three Hundred Eighth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(100)
4.305	Three Hundred Ninth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(101)
4.306	Three Hundred Tenth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2019(101)

Exhibit No.
4.307	Three Hundred Eleventh Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(101)
4.308	Three Hundred Twelfth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(101)
4.309	Three Hundred Thirteenth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(101)
4.310	Three Hundred Fourteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(102)
4.311	Three Hundred Fifteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2019(102)
4.312	Three Hundred Sixteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(102)
4.313	Three Hundred Seventeenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(102)
4.314	Three Hundred Eighteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(102)
4.315	Three Hundred Nineteenth Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(103)
4.316	Three Hundred Twentieth Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2019(103)
4.317	Three Hundred Twenty-First Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(103)
4.318	Three Hundred Twenty-Second Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(103)
4.319	Three Hundred Twenty-Third Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(103)
4.320	Three Hundred Twenty-Fourth Supplemental Indenture dated as of November 17, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(110)
4.321	Three Hundred Twenty-Fifth Supplemental Indenture dated as of November 28, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(111)
4.322	Three Hundred Twenty-Sixth Supplemental Indenture dated as of December 4, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(112)
4.323	Three Hundred Twenty-Seventh Supplemental Indenture dated as of December 11, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(113)
4.324	Three Hundred Twenty-Eighth Supplemental Indenture dated as of December 18, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(114)
4.325	Three Hundred Twenty-Ninth Supplemental Indenture dated as of December 29, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(115)
4.326	Three Hundred Thirtieth Supplemental Indenture dated as of January 2, 2015, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(116)
4.327	Three Hundred Thirty-First Supplemental Indenture dated as of January 8, 2015, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(117)
4.328	Three Hundred Thirty-Second Supplemental Indenture dated as of January 15, 2015, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2020(118)
4.329	Three Hundred Thirty-Third Supplemental Indenture dated as of January 23, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(119)
4.330	Three Hundred Thirty-Fourth Supplemental Indenture dated as of January 29, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(120)
4.331	Three Hundred Thirty-Fifth Supplemental Indenture dated as of February 5, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(121)
4.332	Three Hundred Thirty-Sixth Supplemental Indenture dated as of February 20, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(122)

Exhibit No.
4.333	Three Hundred Thirty-Seventh Supplemental Indenture dated as of February 26, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(123)
4.334	Three Hundred Thirty-Eighth Supplemental Indenture dated as of March 5, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(124)
4.335	Three Hundred Thirty-Ninth Supplemental Indenture dated as of March 12, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(125)
4.336	Three Hundred Fortieth Supplemental Indenture dated as of March 19, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(126)
4.337	Three Hundred Forty-First Supplemental Indenture dated as of March 26, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(127)
4.338	Three Hundred Forty-Second Supplemental Indenture dated as of April 2, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(128)
4.339	Three Hundred Forty-Third Supplemental Indenture dated as of April 9, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(129)
4.340	Three Hundred Forty-Fourth Supplemental Indenture dated as of April 16, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(130)
4.341	Three Hundred Forty-Fifth Supplemental Indenture dated as of April 16, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(130)
4.342	Three Hundred Forty-Sixth Supplemental Indenture dated as of April 23, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(131)
4.343	Three Hundred Forty-Seventh Supplemental Indenture dated as of April 23, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(131)
4.344	Three Hundred Forty-Eighth Supplemental Indenture dated as of April 30, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(132)
4.345	Three Hundred Forty-Ninth Supplemental Indenture dated as of April 30, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(132)
4.346	Three Hundred Fiftieth Supplemental Indenture dated as of May 7, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(133)
4.347	Three Hundred Fifty-First Supplemental Indenture dated as of May 7, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(133)
4.348	Three Hundred Fifty-Second Supplemental Indenture dated as of May 21, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(134)
4.349	Three Hundred Fifty-Third Supplemental Indenture dated as of May 29, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(135)
4.350	Three Hundred Fifty-Fourth Supplemental Indenture dated as of May 29, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2022(135)
4.351	Three Hundred Fifty-Fifth Supplemental Indenture dated as of June 4, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(136)
4.352	Three Hundred Fifty-Sixth Supplemental Indenture dated as of June 4, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2022(136)
4.353	Three Hundred Fifty-Seventh Supplemental Indenture dated as of June 11, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(137)
4.354	Three Hundred Fifty-Eighth Supplemental Indenture dated as of June 11, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2022(137)
4.355	Three Hundred Fifty-Ninth Supplemental Indenture dated as of June 18, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(138)
4.356	Three Hundred Sixtieth Supplemental Indenture dated as of June 18, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2021(138)
4.357	Three Hundred Sixty-First Supplemental Indenture dated as of June 25, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(139)
4.358	Three Hundred Sixty-Second Supplemental Indenture dated as of June 25, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2021(139)

Exhibit No.
4.359	Three Hundred Sixty-Third Supplemental Indenture dated as of July 2, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(140)
4.360	Three Hundred Sixty-Fourth Supplemental Indenture dated as of July 2, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2021(140)
4.361	Three Hundred Sixty-Fifth Supplemental Indenture dated as of July 9, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(141)
4.362	Three Hundred Sixty-Sixth Supplemental Indenture dated as of July 9, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(141)
4.363	Three Hundred Sixty-Seventh Supplemental Indenture dated as of July 16, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(142)
4.364	Three Hundred Sixty-Eighth Supplemental Indenture dated as of July 16, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(142)
4.365	Three Hundred Sixty-Ninth Supplemental Indenture dated as of July 23, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(143)
4.366	Three Hundred Seventieth Supplemental Indenture dated as of July 23, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(143)
4.367	Three Hundred Seventy-First Supplemental Indenture dated as of July 30, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(144)
4.368	Three Hundred Seventy-Second Supplemental Indenture dated as of July 30, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(144)
4.369	Three Hundred Seventy-Third Supplemental Indenture dated as of August 6, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(145)
4.370	Three Hundred Seventy-Fourth Supplemental Indenture dated as of August 6, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(145)
4.371	Three Hundred Seventy-Fifth Supplemental Indenture dated as of August 13, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(146)
4.372	Three Hundred Seventy-Sixth Supplemental Indenture dated as of August 13, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(146)
4.373	Three Hundred Seventy-Fifth Supplemental Indenture dated as of August 20, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(147)
4.374	Three Hundred Seventy-Sixth Supplemental Indenture dated as of August 20, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(147)
4.375	Three Hundred Seventy-Ninth Supplemental Indenture dated as of August 27, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(148)
4.376	Three Hundred Eightieth Supplemental Indenture dated as of August 27, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(148)
4.377	Three Hundred Eighty-One Supplemental Indenture dated as of September 11, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(153)
4.378	Three Hundred Eighty-Second Supplemental Indenture dated as of September 11, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(153)
4.379	Three Hundred Eighty-Third Supplemental Indenture dated as of September 17, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(154)
4.380	Three Hundred Eighty-Fourth Supplemental Indenture dated as of September 17, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(154)
4.381	Three Hundred Eighty-Fifth Supplemental Indenture dated as of September 24, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(155)
4.382	Three Hundred Eighty-Sixth Supplemental Indenture dated as of September 24, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(155)
4.383	Three Hundred Eighty-Seventh Supplemental Indenture dated as of October 1, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(156)
4.384	Three Hundred Eighty-Eighth Supplemental Indenture dated as of October 1, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(156)

Exhibit No.
4.385	Three Hundred Eighty-Ninth Supplemental Indenture dated as of October 8, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(157)
4.386	Three Hundred Ninetieth Supplemental Indenture dated as of October 8, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(157)
4.387	Three Hundred Ninety-First Supplemental Indenture dated as of October 16, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(159)
4.388	Three Hundred Ninety-Second Supplemental Indenture dated as of October 16, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(159)
4.389	Three Hundred Ninety-Third Supplemental Indenture dated as of October 22, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(160)
4.390	Three Hundred Ninety-Fourth Supplemental Indenture dated as of October 22, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(160)
4.391	Three Hundred Ninety-Fifth Supplemental Indenture dated as of October 29, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(161)
4.392	Three Hundred Ninety-Sixth Supplemental Indenture dated as of October 29, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(161)
4.393	Three Hundred Ninety-Seventh Supplemental Indenture dated as of November 4, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(163)
4.394	Three Hundred Ninety-Eighth Supplemental Indenture dated as of November 4, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(163)
4.395	Three Hundred Ninety-Ninth Supplemental Indenture dated as of November 19, 2015, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2020(164)
4.396	Four Hundredth Supplemental Indenture dated as of November 19, 2015, to the U.S. Bank Indenture and Form of 5.625% Prospect Capital InterNote® due 2022(164)
4.397	Four Hundred First Supplemental Indenture dated as of November 19, 2015, to the U.S. Bank Indenture and Form of 5.875% Prospect Capital InterNote® due 2025(164)
4.398	Four Hundred Second Supplemental Indenture dated as of November 27, 2015, to the U.S. Bank Indenture and Form of 5.125% Prospect Capital InterNote® due 2020(165)
4.399	Four Hundred Third Supplemental Indenture dated as of November 27, 2015, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2022(165)
4.400	Four Hundred Fourth Supplemental Indenture dated as of November 27, 2015, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(165)
4.401	Four Hundred Fifth Supplemental Indenture dated as of December 3, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2020(166)
4.402	Four Hundred Sixth Supplemental Indenture dated as of December 3, 2015, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2022(166)
4.403	Four Hundred Seventh Supplemental Indenture dated as of December 3, 2015, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(166)
4.404	Supplemental Indenture dated as of December 10, 2015, to the U.S. Bank Indenture and Form of 6.250% Note due 2024(167)
4.405	Four Hundred Eighth Supplemental Indenture dated as of December 17, 2015, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2020(168)
4.406	Four Hundred Ninth Supplemental Indenture dated as of December 24, 2015, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2020(169)
4.407	Four Hundred Tenth Supplemental Indenture dated as of December 31, 2015, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2020(170)
4.408	Four Hundred Eleventh Supplemental Indenture dated as of January 7, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(171)
4.409	Four Hundred Twelfth Supplemental Indenture dated as of January 14, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(172)
4.410	Four Hundred Thirteenth Supplemental Indenture dated as of January 22, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(173)

Exhibit No.
4.411	Four Hundred Fourteenth Supplemental Indenture dated as of March 3, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(175)
4.412	Four Hundred Fifteenth Supplemental Indenture dated as of March 10, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(176)
4.413	Four Hundred Sixteenth Supplemental Indenture dated as of March 17, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(177)
4.414	Four Hundred Seventeenth Supplemental Indenture dated as of March 24, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(178)
4.415	Four Hundred Eighteenth Supplemental Indenture dated as of March 31, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(179)
4.416	Four Hundred Nineteenth Supplemental Indenture dated as of April 7, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(180)
4.417	Four Hundred Twentieth Supplemental Indenture dated as of April 14, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(181)
4.418	Four Hundred Twenty-First Supplemental Indenture dated as of April 21, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(182)
4.419	Four Hundred Twenty-Second Supplemental Indenture dated as of April 28, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(183)
4.420	Four Hundred Twenty-Third Supplemental Indenture dated as of May 5, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(184)
4.421	Four Hundred Twenty-Fourth Supplemental Indenture dated as of May 12, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(185)
4.422	Four Hundred Twenty-Fifth Supplemental Indenture dated as of May 26, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(186)
4.423	Four Hundred Twenty-Sixth Supplemental Indenture dated as of June 3, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(187)
4.424	Four Hundred Twenty-Seventh Supplemental Indenture dated as of June 9, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(188)
4.425	Four Hundred Twenty-Eighth Supplemental Indenture dated as of June 16, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(189)
4.426	Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture, and Form of 6.250% Note due 2024(190)
4.427	Four Hundred Twenty-Ninth Supplemental Indenture dated as of June 23, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(190)
4.428	Form of 6.250% Notes due 2024, Note 1, of an aggregate principal amount of $650,775.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(191)
4.429	Form of 6.250% Notes due 2024, Note 2, of an aggregate principal amount of $538,575.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(191)
4.430	Form of 6.250% Notes due 2024, Note 3, of an aggregate principal amount of $191,075.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(191)
4.431	Four Hundred Thirtieth Supplemental Indenture dated as of June 30, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(191)
4.432	Form of 6.250% Notes due 2024, Note 4, of an aggregate principal amount of $563,000.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.433	Form of 6.250% Notes due 2024, Note 5, of an aggregate principal amount of $323,825.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.434	Form of 6.250% Notes due 2024, Note 6, of an aggregate principal amount of $730,600.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.435	Form of 6.250% Notes due 2024, Note 7, of an aggregate principal amount of $265,125.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.436	Form of 6.250% Notes due 2024, Note 8, of an aggregate principal amount of $722,100.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)

Exhibit No.
4.437	Four Hundred Thirty-First Supplemental Indenture dated as of July 8, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(192)
4.438	Form of 6.250% Notes due 2024, Note 9, of an aggregate principal amount of $599,050.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)
4.439	Form of 6.250% Notes due 2024, Note 10, of an aggregate principal amount of $807,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)
4.440	Form of 6.250% Notes due 2024, Note 11, of an aggregate principal amount of $799,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)
4.441	Form of 6.250% Notes due 2024, Note 12, of an aggregate principal amount of $501,625.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)
4.442	Four Hundred Thirty-Second Supplemental Indenture dated as of July 14, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(193)
4.443	Form of 6.250% Notes due 2024, Note 13, of an aggregate principal amount of $592,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.444	Form of 6.250% Notes due 2024, Note 14, of an aggregate principal amount of $581,250.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.445	Form of 6.250% Notes due 2024, Note 15, of an aggregate principal amount of $463,750.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.446	Form of 6.250% Notes due 2024, Note 16, of an aggregate principal amount of $836,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.447	Form of 6.250% Notes due 2024, Note 17, of an aggregate principal amount of $536,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.448	Four Hundred Thirty-Third Supplemental Indenture dated as of July 21, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(194)
4.449	Form of 6.250% Notes due 2024, Note 18, of an aggregate principal amount of $1,746,400.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.450	Form of 6.250% Notes due 2024, Note 19, of an aggregate principal amount of $826,325.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.451	Form of 6.250% Notes due 2024, Note 20, of an aggregate principal amount of $838,525.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.452	Form of 6.250% Notes due 2024, Note 21, of an aggregate principal amount of $1,027,325.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.453	Form of 6.250% Notes due 2024, Note 22, of an aggregate principal amount of $1,329,050.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.454	Four Hundred Thirty-Fourth Supplemental Indenture dated as of July 28, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(195)
4.455	Form of 6.250% Notes due 2024, Note 23, of an aggregate principal amount of $1,232,075.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.456	Form of 6.250% Notes due 2024, Note 24, of an aggregate principal amount of $1,273,150.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.457	Form of 6.250% Notes due 2024, Note 25, of an aggregate principal amount of $1,825,850.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.458	Form of 6.250% Notes due 2024, Note 26, of an aggregate principal amount of $902,650.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.459	Form of 6.250% Notes due 2024, Note 27, of an aggregate principal amount of $866,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.460	Four Hundred Thirty-Fifth Supplemental Indenture dated as of August 4, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(196)
4.461	Form of 6.250% Notes due 2024, Note 28, of an aggregate principal amount of $1,284,800.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.462	Form of 6.250% Notes due 2024, Note 29, of an aggregate principal amount of $1,423,275.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)

Exhibit No.
4.463	Form of 6.250% Notes due 2024, Note 30, of an aggregate principal amount of $1,424,750.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.464	Form of 6.250% Notes due 2024, Note 31, of an aggregate principal amount of $1,525,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.465	Form of 6.250% Notes due 2024, Note 32, of an aggregate principal amount of $1,335,200.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.466	Four Hundred Thirty-Sixth Supplemental Indenture dated as of August 11, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(197)
4.467	Form of 6.250% Notes due 2024, Note 33, of an aggregate principal amount of $746,950.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.468	Form of 6.250% Notes due 2024, Note 34, of an aggregate principal amount of $1,254,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.469	Form of 6.250% Notes due 2024, Note 35, of an aggregate principal amount of $790,900.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.470	Form of 6.250% Notes due 2024, Note 36, of an aggregate principal amount of $1,477,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.471	Form of 6.250% Notes due 2024, Note 37, of an aggregate principal amount of $2,147,375.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.472	Four Hundred Thirty-Seventh Supplemental Indenture dated as of August 18, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(198)
4.473	Form of 6.250% Notes due 2024, Note 38, of an aggregate principal amount of $1,502,000.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.474	Form of 6.250% Notes due 2024, Note 39, of an aggregate principal amount of $1,098,150.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.475	Form of 6.250% Notes due 2024, Note 40, of an aggregate principal amount of $719,375.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.476	Form of 6.250% Notes due 2024, Note 41, of an aggregate principal amount of $979,025.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.477	Four Hundred Thirty-Eighth Supplemental Indenture dated as of August 25, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(199)
10.1	Investment Advisory Agreement between Registrant and Prospect Capital Management L.P.(2)
10.2	Administration Agreement between Registrant and Prospect Administration LLC(2)
10.3	Dividend Reinvestment and Direct Stock Purchase Plan(174)
10.4	Trademark License Agreement between the Registrant and Prospect Capital Investment Management, LLC(2)
10.5	Transfer Agency and Registrar Services Agreement(4)
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

10.8	Amended and Restated Custody Agreement, dated as of September 23, 2014, by and between the Registrant and U.S. Bank National Association(106)
10.9	Custody Agreement, dated as of April 24, 2013, by and between the Registrant and Israeli Discount Bank of New York Ltd.(5)
10.10	Custody Agreement, dated as of October 28, 2013, by and between the Registrant and Fifth Third Bank(82)
10.11	Custody Agreement, dated as of May 9, 2014, by and between the Registrant and Customers Bank(104)
10.12	Custody Agreement, dated as of May 9, 2014, by and between the Registrant and Peapack-Gladstone Bank(105)
10.13	Custody Agreement, dated as of October 10, 2014, by and between Prospect Yield Corporation, LLC and U.S. Bank National Association(106)
10.14	Debt Distribution Agreement, dated June 22, 2016(190)

Exhibit No.
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
14	Code of Ethics*
21	Subsidiaries of the Registrant (included in the notes to the consolidated financial statements contained in this annual report)
22.1	Proxy Statement(200)
22.2	Published report regarding matters submitted to vote of security holders(201)
22.3	Published report regarding matters submitted to vote of security holders(202)
23.1	Consent of MSPC, Certified Public Accountants of Harbortouch Payments, LLC*
23.2	Consent of BDO USA, LLP, Certified Public Accountants of National Property REIT Corp.*
23.3	Consent of Hood & Strong LLP, Certified Public Accountants of NPH McDowell, LLC*
23.4	Consent of Tidwell Group, LLC, Certified Public Accountants of Michigan Storage, LLC*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
99.1	Audited Consolidated Financial Statements of Harbortouch Payments, LLC for the year ended December 31, 2015*
99.2	Audited Combined Consolidated Financial Statements of National Property REIT Corp. for the years ended December 31, 2015 and 2014*
99.3	Audited Consolidated Financial Statements of NPH McDowell, LLC for the years ended December 31, 2015 and 2014*
99.4	Audited Consolidated Financial Statements of Michigan Storage, LLC for the year ended December 31, 2015 and the period of July 22, 2014 (date of inception) through December 31, 2014*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference from the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 6, 2004.
(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(4)	Incorporated by reference from the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 23, 2004.
(5)	Incorporated by reference to Exhibit 10.258 of the Registrant’s Form 10-K filed on August 21, 2013.
(6)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on February 18, 2011.
(7)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on December 21, 2010.
(8)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on February 18, 2011.
(9)	Incorporated by reference from the Registrant’s Registration Statement on Form N-2, filed on September 1, 2011.
(10)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on March 1, 2012.
(11)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on March 8, 2012.
(12)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 14, 2012.
(13)	Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed on September 2, 2014.
(14)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on April 5, 2012.
(15)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on April 12, 2012.
(16)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on April 16, 2012.
(17)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on April 16, 2012.
(18)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on April 26, 2012.

(19)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on August 14, 2012.
(20)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on August 14, 2012.
(21)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on September 27, 2012.
(22)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on October 4, 2012.
(23)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 23, 2012.
(24)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 29, 2012.
(25)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 6, 2012.
(26)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 13, 2012.
(27)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 20, 2012.
(28)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on December 21, 2012.
(29)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on December 28, 2012.
(30)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 4, 2013.
(31)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 10, 2013.
(32)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on January 17, 2013.
(33)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on January 25, 2013.
(34)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on January 31, 2013.
(35)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on February 7, 2013.
(36)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on February 22, 2013.
(37)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on February 28, 2013.
(38)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 7, 2013.
(39)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on March 14, 2013.
(40)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on March 15, 2013.
(41)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on March 15, 2013.
(42)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on March 21, 2013.
(43)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on March 28, 2013.
(44)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on April 4, 2013.
(45)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on April 11, 2013.
(46)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on April 18, 2013.
(47)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on April 25, 2013.
(48)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on May 2, 2013.

(49)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on May 9, 2013.
(50)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on May 23, 2013.
(51)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on May 31, 2013.
(52)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on June 6, 2013.
(53)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on June 13, 2013.
(54)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on June 20, 2013.
(55)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on June 27, 2013.
(56)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on July 5, 2013.
(57)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on July 11, 2013.
(58)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on July 18, 2013.
(59)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on July 25, 2013.
(60)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 1, 2013.
(61)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on August 8, 2013.
(62)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on August 15, 2013.
(63)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on August 22, 2013.
(64)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on September 6, 2013.
(65)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on September 12, 2013.
(66)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on September 19, 2013.
(67)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on September 26, 2013.
(68)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on October 3, 2013.
(69)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on October 10, 2013.
(70)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 51 to the Registration Statement on Form N-2, filed on October 18, 2013.
(71)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on October 24, 2013.
(72)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on October 31, 2013.
(73)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on November 7, 2013.
(74)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on November 15, 2013.
(75)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on November 21, 2013.
(76)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on November 29, 2013.

(77)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on December 5, 2013.
(78)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on December 12, 2013.
(79)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on December 19, 2013.
(80)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on December 27, 2013.
(81)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on January 3, 2014.
(82)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on January 9, 2014.
(83)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on January 16, 2014.
(84)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on January 24, 2014.
(85)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on January 30, 2014.
(86)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on February 6, 2014.
(87)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on February 13, 2014.
(88)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on February 19, 2014.
(89)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on February 21, 2014.
(90)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on February 27, 2014.
(91)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on March 6, 2014.
(92)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on March 11, 2014.
(93)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on March 13, 2014.
(94)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on March 20, 2014.
(95)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on March 27, 2014.
(96)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on April 3, 2014.
(97)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on April 7, 2014.
(98)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on April 10, 2014.
(99)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on April 16, 2014.
(100)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on April 17, 2014.
(101)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on April 24, 2014.
(102)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on May 1, 2014.
(103)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on May 8, 2014.
(104)	Incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-K, filed on August 25, 2014.
(105)	Incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K, filed on August 25, 2014.

(106)	Incorporated by reference from the Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 14, 2014.
(107)	Incorporated by reference to Exhibit 99.1 of the Registrant's Form 10-K/A, filed on November 3, 2014.
(108)	Incorporated by reference from the Registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 3, 2014.
(109)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 3, 2014.
(110)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 20, 2014.
(111)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 28, 2014.
(112)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 4, 2014.
(113)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 11, 2014.
(114)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 18, 2014.
(115)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on December 29, 2014.
(116)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on January 5, 2015.
(117)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 8, 2015.
(118)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 15, 2015.
(119)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on January 23, 2015.
(120)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on January 29, 2015.
(121)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on February 5, 2015.
(122)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on February 20, 2015.
(123)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on February 26, 2015.
(124)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on March 5, 2015.
(125)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on March 12, 2015.
(126)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 19, 2015.
(127)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on March 26, 2015.
(128)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on April 2, 2015.
(129)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on April 9, 2015.
(130)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on April 16, 2015.
(131)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on April 23, 2015.
(132)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on April 29, 2015.
(133)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on May 7, 2015.

(134)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on May 21, 2015.
(135)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on May 29, 2015.
(136)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on June 4, 2015.
(137)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on June 11, 2015.
(138)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on June 18, 2015.
(139)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on June 25, 2015.
(140)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 2, 2015.
(141)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on July 9, 2015.
(142)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on July 16, 2015.
(143)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on July 23, 2015.
(144)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on July 30, 2015.
(145)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on August 6, 2015.
(146)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on August 13, 2015.
(147)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on August 20, 2015.
(148)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 27, 2015.
(149)	Incorporated by reference to Exhibit 14 of the Registrant’s Form 10-K, filed on August 26, 2015.
(150)	Incorporated by reference from the Registrant's Pre-Effective Registration Statement on Form N-2, filed on August 31, 2015.
(151)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 10-K/A, filed on September 11, 2015.
(152)	Incorporated by reference to Exhibit 99.2 of the Registrant’s Form 10-K/A, filed on September 11, 2015.
(153)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on September 16, 2015.
(154)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on September 17, 2015.
(155)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on September 24, 2015.
(156)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on October 1, 2015.
(157)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on October 8, 2015.
(158)	Incorporated by reference from the Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 9, 2015.
(159)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on October 16, 2015.
(160)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on October 22, 2015.
(161)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on October 29, 2015.
(162)	Incorporated by reference from the Registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 2, 2015.

(163)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on November 4, 2015.
(164)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 19, 2015.
(165)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 27, 2015.
(166)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on December 3, 2015.
(167)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 10, 2015.
(168)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 17, 2015.
(169)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 24, 2015.
(170)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on December 31, 2015.
(171)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on January 7, 2016.
(172)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 14, 2016.
(173)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 22, 2016.
(174)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on February 12, 2016.
(175)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on March 3, 2016.
(176)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on March 10, 2016.
(177)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on March 17, 2016.
(178)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on March 24, 2016.
(179)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on March 31, 2016.
(180)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on April 7, 2016.
(181)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on April 14, 2016.
(182)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on April 21, 2016.
(183)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on April 28, 2016.
(184)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on May 5, 2016.
(185)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on May 12, 2016.
(186)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on May 26, 2016.
(187)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on June 3, 2016.
(188)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on June 9, 2016.
(189)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on June 16, 2016.
(190)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on June 23, 2016.

(191)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on June 30, 2016.
(192)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on July 8, 2016.
(193)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on July 14, 2016.
(194)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on July 21, 2016.
(195)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 28, 2016.
(196)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on August 4, 2016.
(197)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on August 11, 2016.
(198)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on August 18, 2016.
(199)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on August 25, 2016.
(200)	Incorporated by reference from the Registrant's Proxy Statement, filed on September 10, 2015.
(201)	Incorporated by reference from the Registrant’s Form 8-K, filed on December 7, 2015.
(202)	Incorporated by reference from the Registrant’s Form 8-K, filed on January 8, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 29, 2016.

PROSPECT CAPITAL CORPORATION

By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN F. BARRY III	/s/ ANDREW C. COOPER
John F. Barry III	Andrew C. Cooper
Chairman of the Board, Chief Executive Officer and Director	Director
August 29, 2016	August 29, 2016

/s/ BRIAN H. OSWALD	/s/ WILLIAM J. GREMP
Brian H. Oswald	William J. Gremp
Chief Financial Officer	Director
August 29, 2016	August 29, 2016

/s/ M. GRIER ELIASEK	/s/ EUGENE S. STARK
M. Grier Eliasek	Eugene S. Stark
President, Chief Operating Officer and Director	Director
August 29, 2016	August 29, 2016