Form 10-K/A
period 2016-06-30
PROSPECT CAPITAL CORP
filed 2016-10-20
CIK 1287032

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
As of October 18, 2016, there were 358,042,158 shares of the Registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement relating to the 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

EXPLANATORY NOTE
Prospect Capital Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended June 30, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on August 29, 2016 (the “Original 10-K”). The primary purpose of this Amendment is to amend Item 15 to include the separate financial statements of First Tower Finance Company LLC (“First Tower Finance”) pursuant to Rule 3-09 of Regulation S-X (the “Rule 3-09 financial statements”). This Amendment also amends the following disclosures in the Original 10-K related to the Rule 3-09 financial statements:

•
Item 15 to provide the audited financial statements of First Tower Finance including the independent auditor’s report by RSM US LLP (“RSM”), First Tower Finance’s independent accountants, and to file RSM’s consent related to the financial statements contained in this filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certification exhibits have been revised accordingly.
This Amendment should be read in conjunction with the Original 10-K and the Company’s other filings made with the SEC subsequent to the filing of the Original 10-K on August 29, 2016. This Amendment is not intended to, nor does it, reflect events occurring after the filing of the Original 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above.

2

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

2.
Financial Statement Schedules – The financial statements of Harbortouch Payments, LLC, National Property REIT Corp., NPH McDowell, LLC, Michigan Storage, LCC and First Tower Finance Company LLC required by Rule 3-09 of Regulation S-X are provided as Exhibit 99.1, Exhibit 99.2, Exhibit 99.3, Exhibit 99.4 and Exhibit 99.5, respectively, to this report.

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

10.8	Amended and Restated Custody Agreement, dated as of September 23, 2014, by and between the Registrant and U.S. Bank National Association(106)
10.9	Custody Agreement, dated as of April 24, 2013, by and between the Registrant and Israeli Discount Bank of New York Ltd.(5)
10.10	Custody Agreement, dated as of October 28, 2013, by and between the Registrant and Fifth Third Bank(82)
10.11	Custody Agreement, dated as of May 9, 2014, by and between the Registrant and Customers Bank(104)
10.12	Custody Agreement, dated as of May 9, 2014, by and between the Registrant and Peapack-Gladstone Bank(105)
10.13	Custody Agreement, dated as of October 10, 2014, by and between Prospect Yield Corporation, LLC and U.S. Bank National Association(106)
10.14	Debt Distribution Agreement, dated June 22, 2016(190)

Exhibit No.
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
14	Code of Ethics*
21	Subsidiaries of the Registrant (included in the notes to the consolidated financial statements contained in this annual report)
22.1	Proxy Statement(200)
22.2	Published report regarding matters submitted to vote of security holders(201)
22.3	Published report regarding matters submitted to vote of security holders(202)
23.1	Consent of MSPC, Certified Public Accountants of Harbortouch Payments, LLC*
23.2	Consent of BDO USA, LLP, Certified Public Accountants of National Property REIT Corp.*
23.3	Consent of Hood & Strong LLP, Certified Public Accountants of NPH McDowell, LLC*
23.4	Consent of Tidwell Group, LLC, Certified Public Accountants of Michigan Storage, LLC*
23.5	Consent of RSM US LLP, Certified Public Accountants of First Tower Finance Company LLC*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
99.1	Audited Consolidated Financial Statements of Harbortouch Payments, LLC for the year ended December 31, 2015*
99.2	Audited Combined Consolidated Financial Statements of National Property REIT Corp. for the years ended December 31, 2015 and 2014*
99.3	Audited Consolidated Financial Statements of NPH McDowell, LLC for the years ended December 31, 2015 and 2014*
99.4	Audited Consolidated Financial Statements of Michigan Storage, LLC for the year ended December 31, 2015 and the period of July 22, 2014 (date of inception) through December 31, 2014*
99.5	Audited Consolidated Financial Statements of First Tower Finance Company LLC for the years ended December 31, 2015 and December 31, 2014*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference from the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 6, 2004.
(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(4)	Incorporated by reference from the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 23, 2004.
(5)	Incorporated by reference to Exhibit 10.258 of the Registrant’s Form 10-K filed on August 21, 2013.
(6)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on February 18, 2011.
(7)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on December 21, 2010.
(8)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on February 18, 2011.
(9)	Incorporated by reference from the Registrant’s Registration Statement on Form N-2, filed on September 1, 2011.
(10)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on March 1, 2012.
(11)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on March 8, 2012.
(12)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 14, 2012.
(13)	Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed on September 2, 2014.
(14)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on April 5, 2012.
(15)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on April 12, 2012.
(16)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on April 16, 2012.

(17)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on April 16, 2012.
(18)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on April 26, 2012.
(19)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on August 14, 2012.
(20)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on August 14, 2012.
(21)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on September 27, 2012.
(22)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on October 4, 2012.
(23)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 23, 2012.
(24)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 29, 2012.
(25)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 6, 2012.
(26)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 13, 2012.
(27)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 20, 2012.
(28)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on December 21, 2012.
(29)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on December 28, 2012.
(30)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 4, 2013.
(31)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 10, 2013.
(32)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on January 17, 2013.
(33)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on January 25, 2013.
(34)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on January 31, 2013.
(35)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on February 7, 2013.
(36)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on February 22, 2013.
(37)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on February 28, 2013.
(38)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 7, 2013.
(39)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on March 14, 2013.
(40)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on March 15, 2013.
(41)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on March 15, 2013.
(42)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on March 21, 2013.
(43)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on March 28, 2013.
(44)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on April 4, 2013.
(45)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on April 11, 2013.
(46)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on April 18, 2013.

(47)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on April 25, 2013.
(48)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on May 2, 2013.
(49)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on May 9, 2013.
(50)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on May 23, 2013.
(51)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on May 31, 2013.
(52)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on June 6, 2013.
(53)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on June 13, 2013.
(54)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on June 20, 2013.
(55)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on June 27, 2013.
(56)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on July 5, 2013.
(57)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on July 11, 2013.
(58)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on July 18, 2013.
(59)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on July 25, 2013.
(60)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 1, 2013.
(61)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on August 8, 2013.
(62)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on August 15, 2013.
(63)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on August 22, 2013.
(64)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on September 6, 2013.
(65)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on September 12, 2013.
(66)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on September 19, 2013.
(67)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on September 26, 2013.
(68)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on October 3, 2013.
(69)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on October 10, 2013.
(70)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 51 to the Registration Statement on Form N-2, filed on October 18, 2013.
(71)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on October 24, 2013.
(72)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on October 31, 2013.
(73)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on November 7, 2013.
(74)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on November 15, 2013.

(75)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on November 21, 2013.
(76)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on November 29, 2013.
(77)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on December 5, 2013.
(78)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on December 12, 2013.
(79)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on December 19, 2013.
(80)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on December 27, 2013.
(81)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on January 3, 2014.
(82)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on January 9, 2014.
(83)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on January 16, 2014.
(84)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on January 24, 2014.
(85)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on January 30, 2014.
(86)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on February 6, 2014.
(87)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on February 13, 2014.
(88)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on February 19, 2014.
(89)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on February 21, 2014.
(90)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on February 27, 2014.
(91)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on March 6, 2014.
(92)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on March 11, 2014.
(93)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on March 13, 2014.
(94)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on March 20, 2014.
(95)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on March 27, 2014.
(96)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on April 3, 2014.
(97)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on April 7, 2014.
(98)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on April 10, 2014.
(99)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on April 16, 2014.
(100)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on April 17, 2014.
(101)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on April 24, 2014.
(102)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on May 1, 2014.

(103)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on May 8, 2014.
(104)	Incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-K, filed on August 25, 2014.
(105)	Incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K, filed on August 25, 2014.
(106)	Incorporated by reference from the Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 14, 2014.
(107)	Incorporated by reference to Exhibit 99.1 of the Registrant's Form 10-K/A, filed on November 3, 2014.
(108)	Incorporated by reference from the Registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 3, 2014.
(109)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 3, 2014.
(110)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 20, 2014.
(111)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 28, 2014.
(112)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 4, 2014.
(113)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 11, 2014.
(114)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 18, 2014.
(115)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on December 29, 2014.
(116)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on January 5, 2015.
(117)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 8, 2015.
(118)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 15, 2015.
(119)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on January 23, 2015.
(120)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on January 29, 2015.
(121)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on February 5, 2015.
(122)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on February 20, 2015.
(123)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on February 26, 2015.
(124)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on March 5, 2015.
(125)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on March 12, 2015.
(126)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 19, 2015.
(127)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on March 26, 2015.
(128)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on April 2, 2015.
(129)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on April 9, 2015.
(130)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on April 16, 2015.
(131)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on April 23, 2015.

(132)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on April 29, 2015.
(133)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on May 7, 2015.
(134)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on May 21, 2015.
(135)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on May 29, 2015.
(136)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on June 4, 2015.
(137)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on June 11, 2015.
(138)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on June 18, 2015.
(139)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on June 25, 2015.
(140)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 2, 2015.
(141)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on July 9, 2015.
(142)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on July 16, 2015.
(143)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on July 23, 2015.
(144)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on July 30, 2015.
(145)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on August 6, 2015.
(146)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on August 13, 2015.
(147)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on August 20, 2015.
(148)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 27, 2015.
(149)	Incorporated by reference to Exhibit 14 of the Registrant’s Form 10-K, filed on August 26, 2015.
(150)	Incorporated by reference from the Registrant's Pre-Effective Registration Statement on Form N-2, filed on August 31, 2015.
(151)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 10-K/A, filed on September 11, 2015.
(152)	Incorporated by reference to Exhibit 99.2 of the Registrant’s Form 10-K/A, filed on September 11, 2015.
(153)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on September 16, 2015.
(154)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on September 17, 2015.
(155)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on September 24, 2015.
(156)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on October 1, 2015.
(157)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on October 8, 2015.
(158)	Incorporated by reference from the Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 9, 2015.
(159)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on October 16, 2015.
(160)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on October 22, 2015.

(161)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on October 29, 2015.
(162)	Incorporated by reference from the Registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 2, 2015.
(163)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on November 4, 2015.
(164)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 19, 2015.
(165)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 27, 2015.
(166)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on December 3, 2015.
(167)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 10, 2015.
(168)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 17, 2015.
(169)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 24, 2015.
(170)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on December 31, 2015.
(171)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on January 7, 2016.
(172)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 14, 2016.
(173)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 22, 2016.
(174)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on February 12, 2016.
(175)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on March 3, 2016.
(176)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on March 10, 2016.
(177)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on March 17, 2016.
(178)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on March 24, 2016.
(179)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on March 31, 2016.
(180)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on April 7, 2016.
(181)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on April 14, 2016.
(182)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on April 21, 2016.
(183)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on April 28, 2016.
(184)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on May 5, 2016.
(185)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on May 12, 2016.
(186)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on May 26, 2016.
(187)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on June 3, 2016.
(188)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on June 9, 2016.

(189)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on June 16, 2016.
(190)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on June 23, 2016.
(191)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on June 30, 2016.
(192)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on July 8, 2016.
(193)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on July 14, 2016.
(194)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on July 21, 2016.
(195)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 28, 2016.
(196)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on August 4, 2016.
(197)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on August 11, 2016.
(198)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on August 18, 2016.
(199)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on August 25, 2016.
(200)	Incorporated by reference from the Registrant's Proxy Statement, filed on September 10, 2015.
(201)	Incorporated by reference from the Registrant’s Form 8-K, filed on December 7, 2015.
(202)	Incorporated by reference from the Registrant’s Form 8-K, filed on January 8, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 19, 2016.

PROSPECT CAPITAL CORPORATION

By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN F. BARRY III	/s/ ANDREW C. COOPER
John F. Barry III	Andrew C. Cooper
Chairman of the Board, Chief Executive Officer and Director	Director
October 19, 2016	October 19, 2016

/s/ BRIAN H. OSWALD	/s/ WILLIAM J. GREMP
Brian H. Oswald	William J. Gremp
Chief Financial Officer	Director
October 19, 2016	October 19, 2016

/s/ M. GRIER ELIASEK	/s/ EUGENE S. STARK
M. Grier Eliasek	Eugene S. Stark
President, Chief Operating Officer and Director	Director
October 19, 2016	October 19, 2016