Form 10-Q
period 2016-09-30
PROSPECT CAPITAL CORP
filed 2016-11-08
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016 OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at November 8, 2016
$0.001 par value	358,369,103

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,”
“intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended June 30, 2016, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	September 30, 2016	June 30, 2016

	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $1,870,228 and $1,768,220, respectively)	$1,867,823	$1,752,449
Affiliate investments (amortized cost of $8,530 and $10,758, respectively)	6,966	11,320
Non-control/non-affiliate investments (amortized cost of $4,422,436 and $4,312,122, respectively)	4,234,807	4,133,939
Total investments at fair value (amortized cost of $6,301,194 and $6,091,100, respectively)	6,109,596	5,897,708
Cash	132,240	317,798
Receivables for:
Interest, net	9,920	12,127
Other	197	168
Prepaid expenses	703	855
Deferred financing costs on Revolving Credit Facility (Note 4)	6,834	7,525
Total Assets	6,259,490	6,236,181

Liabilities
Revolving Credit Facility (Notes 4 and 8)	44,000	—
Prospect Capital InterNotes® (Notes 7 and 8)	930,814	893,210
Convertible Notes (Notes 5 and 8)	908,240	1,074,361
Public Notes (Notes 6 and 8)	736,821	699,368
Interest payable	33,086	40,804
Due to broker	80,397	957
Due to Prospect Capital Management (Note 13)	51,091	54,149
Due to Prospect Administration (Note 13)	1,719	1,765
Accrued expenses	2,764	2,259
Other liabilities	5,113	3,633
Dividends payable	29,836	29,758
Total Liabilities	2,823,881	2,800,264
Commitments and Contingencies (Note 3)	—	—
Net Assets	$3,435,609	$3,435,917

Components of Net Assets
Common stock, par value $0.001 per share (1,000,000,000 common shares authorized; 358,042,158 and 357,107,231 issued and outstanding, respectively) (Note 9)	$358	$357
Paid-in capital in excess of par (Note 9)	3,973,957	3,967,397
Accumulated overdistributed net investment income	(11,643)	(3,623)
Accumulated net realized loss	(335,465)	(334,822)
Net unrealized loss	(191,598)	(193,392)
Net Assets	$3,435,609	$3,435,917

Net Asset Value Per Share (Note 16)	$9.60	$9.62

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,
	2016	2015
Investment Income
Interest income:
Control investments	$45,909	$51,944
Affiliate investments	—	885
Non-control/non-affiliate investments	86,660	93,708
Structured credit securities	39,081	44,766
Total interest income	171,650	191,303
Dividend income:
Control investments	2,240	3,213
Non-control/non-affiliate investments	144	2
Total dividend income	2,384	3,215
Other income:
Control investments	2,940	2,409
Non-control/non-affiliate investments	2,858	3,324
Total other income (Note 10)	5,798	5,733
Total Investment Income	179,832	200,251
Operating Expenses
Investment advisory fees:
Base management fee (Note 13)	30,792	32,954
Income incentive fee (Note 13)	19,730	22,810
Interest and credit facility expenses	41,669	41,957
Allocation of overhead from Prospect Administration (Note 13)	3,533	4,178
Audit, compliance and tax related fees	1,395	1,877
Directors’ fees	113	94
Other general and administrative expenses	3,681	5,139
Total Operating Expenses	100,913	109,009
Net Investment Income	78,919	91,242
Net Realized and Change in Unrealized Gains (Losses)
Net realized gains (losses)
Control investments	—	—
Affiliate investments	137	—
Non-control/non-affiliate investments	572	(2,134)
Foreign currency transactions	5	(1)
Net realized gains (losses)	714	(2,135)
Net change in unrealized gains (losses)
Control investments	13,345	(39,852)
Affiliate investments	(2,126)	105
Non-control/non-affiliate investments	(9,446)	(21,197)
Foreign currency translations	21	(331)
Net change in unrealized gains (losses)	1,794	(61,275)
Net Realized and Change in Unrealized Gains (Losses)	2,508	(63,410)
Net realized losses on extinguishment of debt	(61)	(15)
Net Increase in Net Assets Resulting from Operations	$81,366	$27,817
Net increase in net assets resulting from operations per share	$0.23	$0.08
Dividends declared per share	$(0.25)	$(0.25)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)
(Unaudited)

	Three Months Ended September 30,
	2016	2015
Operations
Net investment income	$78,919	$91,242
Net realized gains (losses)	653	(2,150)
Net change in unrealized gains (losses)	1,794	(61,275)
Net Increase in Net Assets Resulting from Operations	81,366	27,817

Distributions to Shareholders
Distribution from net investment income	(89,428)	(89,115)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	(89,428)	(89,115)

Common Stock Transactions
Offering costs from issuance of common stock	—	118
Repurchase of common stock under stock repurchase program	—	(31,530)
Value of shares issued through reinvestment of dividends	7,754	3,682
Net Increase (Decrease) in Net Assets Resulting from Common Stock Transactions	7,754	(27,730)

Total Decrease in Net Assets	(308)	(89,028)
Net assets at beginning of period	3,435,917	3,703,049
Net Assets at End of Period	$3,435,609	$3,614,021

Common Stock Activity
Shares repurchased under stock repurchase program	—	(4,358,750)
Shares issued through reinvestment of dividends	934,927	490,473
Net shares issued (repurchased) due to common stock activity	934,927	(3,868,277)
Shares issued and outstanding at beginning of period	357,107,231	359,090,759
Shares Issued and Outstanding at End of Period	358,042,158	355,222,482

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Three Months Ended September 30,
	2016	2015
Operating Activities
Net increase in net assets resulting from operations	$81,366	$27,817
Net realized losses on extinguishment of debt	61	15
Net realized (gains) losses on investments and foreign currency transactions	(714)	2,135
Net change in unrealized (gains) losses on investments and foreign currency transactions	(1,794)	61,275
Amortization of discounts and premiums, net	23,439	24,072
Accretion of discount on Public Notes (Note 6)	64	49
Amortization of deferred financing costs	3,631	3,556
Payment-in-kind interest	(5,439)	(1,279)
Structuring fees	(3,028)	(3,556)
Change in operating assets and liabilities:
Payments for purchases of investments	(338,683)	(340,908)
Proceeds from sale of investments and collection of investment principal	114,331	436,919
Decrease in interest receivable, net	2,207	6,029
(Increase) decrease in other receivables	(29)	1,978
Decrease in prepaid expenses	152	32
Increase in due to broker	79,440	28,475
Decrease in interest payable	(7,718)	(4,020)
(Decrease) increase in due to Prospect Administration	(46)	1,177
Decrease in due to Prospect Capital Management	(3,058)	(2,388)
Increase (decrease) in accrued expenses	505	(45)
Increase in other liabilities	1,480	3,021
Net Cash (Used in) Provided by Operating Activities	(53,833)	244,354
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	44,000	200,000
Principal payments under Revolving Credit Facility (Note 4)	—	(412,000)
Issuances of Public Notes, net of original issue discount (Note 6)	37,466	—
Redemptions of Convertible Notes (Note 5)	(167,500)	—
Issuances of Prospect Capital InterNotes® (Note 7)	38,917	48,134
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(1,979)	(628)
Financing costs paid and deferred	(1,033)	(891)
Cost of shares repurchased under stock repurchase program	—	(31,530)
Offering costs from issuance of common stock	—	118
Dividends paid	(81,596)	(85,755)
Net Cash Used in Financing Activities	(131,725)	(282,552)

Net Decrease in Cash	(185,558)	(38,198)
Cash at beginning of period	317,798	110,026
Cash at End of period	$132,240	$71,828

Supplemental Disclosures
Cash paid for interest	$44,542	$43,004
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$7,754	$3,682

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
(in thousands, except share data)

			September 30, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(40)

Arctic Energy Services, LLC(15)	Wyoming / Oil & Gas Services	Class D Units (32,915 units)		$31,640	$20,167	0.6%
		Class E Units (21,080 units)		20,230	—	—%
		Class A Units (700 units)		9,006	—	—%
		Class C Units (10 units)		—	—	—%
				60,876	20,167	0.6%
CCPI Inc.(16)	Ohio / Manufacturing	Senior Secured Term Loan A (10.00%, due 12/31/2017)(3)	12,200	12,200	12,200	0.4%
		Senior Secured Term Loan B (12.00% plus 7.00% PIK, due 12/31/2017)(39)	9,320	9,320	9,320	0.3%
		Common Stock (14,857 shares)		6,759	20,722	0.5%
				28,279	42,242	1.2%
CP Energy Services Inc.(17)	Oklahoma / Oil & Gas Services	Series B Convertible Preferred Stock (1,043 shares)		98,273	76,002	2.2%
		Common Stock (2,924 shares)		15,227	—	—%
				113,500	76,002	2.2%
Credit Central Loan Company, LLC(18)	South Carolina / Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2019)(13)(39)	50,510	42,989	50,510	1.5%
		Class A Shares (10,640,642 shares)(13)		13,731	9,341	0.3%
		Net Revenues Interest (25% of Net Revenues)(13)		—	4,069	0.1%
				56,720	63,920	1.9%
Echelon Aviation LLC	New York / Aerospace & Defense	Senior Secured Term Loan (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(10)(12)(39)	31,055	31,055	31,055	0.9%
		Membership Interest (99%)		19,907	23,988	0.7%
				50,962	55,043	1.6%
Edmentum Ultimate Holdings, LLC(19)	Minnesota / Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00%, due 6/9/2020)(14)	—	—	—	—%
		Unsecured Senior PIK Note (8.50% PIK, due 6/9/2020)(39)	6,478	6,478	6,478	0.2%
		Unsecured Junior PIK Note (10.00% PIK, due 6/9/2020)(39)	29,571	23,073	24,766	0.7%
		Class A Common Units (370,964 units)		6,577	4,241	0.1%
				36,128	35,485	1.0%
First Tower Finance Company LLC(20)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 12.00% PIK, due 6/24/2019)(13)(39)	256,578	256,578	256,578	7.5%
		Class A Shares (86,711,625 shares)(13)		70,476	95,275	2.7%
				327,054	351,853	10.2%
Freedom Marine Solutions, LLC(21)	Louisiana / Oil & Gas Services	Membership Interest (100%)		41,411	26,671	0.8%
				41,411	26,671	0.8%
Gulf Coast Machine & Supply Company	Texas / Manufacturing	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), in non-accrual status effective 1/1/2015, due 10/12/2017)(10)(11)	38,906	33,403	7,394	0.2%
		Series A Convertible Preferred Stock (99,900 shares)		25,950	—	—%
				59,353	7,394	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(40)

MITY, Inc.(22)	Utah / Durable Consumer Products	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 3/19/2019)(3)(10)(11)	$18,250	$18,250	$18,250	0.5%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 3/19/2019)(3)(10)(11)(39)	16,442	16,442	16,442	0.5%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due on demand)(13)	5,646	7,200	5,646	0.2%
		Common Stock (42,053 shares)		6,849	13,177	0.4%
				48,741	53,515	1.6%
National Property REIT Corp.(23)	Various / Real Estate	Senior Secured Term Loan A (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(10)(11)(39)	283,972	283,972	283,972	8.3%
		Senior Secured Term Loan E (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(10)(11)(39)	212,819	212,819	212,819	6.2%
		Senior Secured Term Loan C to ACL Loan Holdings, Inc. (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(10)(11)(13)(39)	135,818	135,818	135,818	4.0%
		Senior Secured Term Loan C to American Consumer Lending Limited (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(10)(11)(13)(39)	11,508	11,508	11,508	0.3%
		Common Stock (1,656,276 shares)	—	188,444	267,511	7.7%
		Net Operating Income Interest (5% of Net Operating Income)	—	—	68,362	2.0%
				832,561	979,990	28.5%
Nationwide Loan Company LLC(24)	Illinois / Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)(13)(39)	16,819	16,819	16,819	0.5%
		Class A Shares (29,559,899 shares)(13)		16,292	20,690	0.6%
				33,111	37,509	1.1%
NMMB, Inc.(25)	New York / Media	Senior Secured Note (14.00%, due 5/6/2021)	3,714	3,714	3,404	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2021)	7,000	7,000	6,416	0.2%
		Series A Preferred Stock (7,200 shares)		7,200	28	—%
		Series B Preferred Stock (5,669 shares)		5,669	35	—%
				23,583	9,883	0.3%
R-V Industries, Inc.	Pennsylvania / Manufacturing	Senior Subordinated Note (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/12/2018)(3)(10)(11)	28,622	28,622	28,622	0.8%
		Common Stock (545,107 shares)		5,087	4,824	0.1%
		Warrant (to purchase 200,000 shares of Common Stock, expires 6/30/2017)		1,681	1,769	0.1%
				35,390	35,215	1.0%
USES Corp.(26)	Texas / Commercial Services	Senior Secured Term Loan A (9.00% PIK, in non-accrual status effective 4/1/2016, due 3/31/2019)	26,683	26,158	26,683	0.8%
		Senior Secured Term Loan B (15.50% PIK, in non-accrual status effective 4/1/2016, due 3/31/2019)	36,905	35,568	15,704	0.4%
		Common Stock (268,962 shares)		—	—	—%
				61,726	42,387	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(40)

Valley Electric Company, Inc.(27)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2019)(3)(10)(11)(39)	$10,430	$10,430	$10,430	0.3%
		Senior Secured Note (10.00% plus 8.50% PIK, due 6/23/2019)(39)	24,199	24,199	20,101	0.6%
		Common Stock (50,000 shares)		26,204	—	—%
				60,833	30,531	0.9%
Wolf Energy, LLC	Kansas / Oil & Gas Production	Senior Secured Promissory Note secured by assets formerly owned by H&M (18.00%, in non-accrual status effective 4/15/2013, due 4/15/2018)	38,257	—	—	—%
		Membership Interest (100%)		—	—	—%
		Net Profits Interest (8% of Equity Distributions)(4)		—	16	—%
				—	16	—%
				$1,870,228	$1,867,823	54.3%

Affiliate Investments (5.00% to 24.99% voting control)(41)

Targus International, LLC(28)	California / Durable Consumer Products	Senior Secured Term Loan A (15.00% PIK, in non-accrual status effective 10/1/15, due 12/31/2019)(8)	$1,371	$1,263	$1,371	—%
		Senior Secured Term Loan B (15.00% PIK , in non-accrual status effective 10/1/15, due 12/31/2019)(8)	4,113	3,788	4,113	0.2%
		Common Stock (1,262,737 shares)		3,479	1,482	—%
				8,530	6,966	0.2%
				$8,530	$6,966	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

AFI Shareholder, LLC (f/k/a Aircraft Fasteners International, LLC)	California / Machinery	Class A Units (32,500 units)		$309	$617	—%
				309	617	—%
ALG USA Holdings, LLC	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 2/28/2020)(8)(10)(11)	11,771	11,640	11,771	0.3%
				11,640	11,771	0.3%
American Gilsonite Company(29)	Utah / Metal Services & Minerals	Membership Interest (1.93%)		—	—	—%
				—	—	—%
Apidos CLO IX	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.72%, due 7/15/2023)(5)(13)	23,525	19,651	18,919	0.6%
				19,651	18,919	0.6%
Apidos CLO XI	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.36%, due 1/17/2023)(5)(13)	38,340	29,137	25,439	0.7%
				29,137	25,439	0.7%
Apidos CLO XII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.25%, due 4/15/2025)(5)(13)	44,063	33,470	29,888	0.9%
				33,470	29,888	0.9%
Apidos CLO XV	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.22%, due 10/20/2025)(5)(13)	36,515	30,624	24,264	0.7%
				30,624	24,264	0.7%
Apidos CLO XXII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.19%, due 10/20/2027)(5)(6)(13)	31,350	26,735	24,751	0.7%
				26,735	24,751	0.7%
Arctic Glacier U.S.A., Inc.	Minnesota / Food Products	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 11/10/2019)(3)(10)(11)	150,000	150,000	149,324	4.3%
				150,000	149,324	4.3%
Ark-La-Tex Wireline Services, LLC	Louisiana / Oil & Gas Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 4/8/2019)(10)(12)	21,322	20,706	$9,568	0.3%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.50% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 4/8/2019)(10)(12)	24,755	23,239	—	—%
				43,945	9,568	0.3%
Armor Holding II LLC	New York / Diversified Financial Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(8)(10)(11)	7,000	6,912	6,912	0.2%
				6,912	6,912	0.2%
Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Healthcare	Revolving Line of Credit – $7,000 Commitment (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 8/21/2017)(10)(11)(14)	2,350	2,350	2,350	0.1%
		Senior Term Loan (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 2/21/2018)(3)(10)(11)	38,067	38,067	38,067	1.1%
				40,417	40,417	1.2%
Babson CLO Ltd. 2014-III	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.09%, due 1/15/2026)(5)(6)(13)	52,250	42,771	40,630	1.2%
				42,771	40,630	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

BNN Holdings, Corp.	Michigan / Healthcare	Escrow Receivable		$—	$486	—%
				—	486	—%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan A (7.00% (LIBOR + 5.75% with 1.25% LIBOR floor), due 6/03/2021)(3)(10)(12)	119,999	119,999	$119,999	3.5%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.25% with 1.25% LIBOR floor), due 6/03/2021)(10)(12)	120,983	120,983	120,983	3.5%
				240,982	240,982	7.0%
Brookside Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.67%, due 4/17/2025)(5)(13)	26,000	19,432	18,083	0.5%
				19,432	18,083	0.5%
California Street CLO IX Ltd. (f/k/a Symphony CLO IX Ltd.)	Cayman Islands / Structured Finance	Preference Shares (Residual Interest, current yield 15.77%, due 4/16/2022)(5)(13)	57,000	37,813	34,132	1.0%
				37,813	34,132	1.0%
Capstone Logistics Acquisition, Inc.	Georgia / Business Services	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(8)(10)(12)	101,828	101,319	101,033	2.9%
				101,319	101,033	2.9%
Carlyle Carlyle Global Market Strategies CLO 2016-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.69%, due 10/20/2029)(5)(6)(13)	32,200	29,854	29,717	0.9%
				29,854	29,717	0.9%
Cent CLO 17 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.17%, due 1/30/2025)(5)(13)	24,870	18,616	16,504	0.5%
				18,616	16,504	0.5%
Cent CLO 20 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.27%, due 1/25/2026)(5)(13)	40,275	32,288	25,591	0.7%
				32,288	25,591	0.7%
Cent CLO 21 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 8.66%, due 7/27/2026)(5)(6)(13)	48,528	37,278	28,947	0.8%
				37,278	28,947	0.8%
CIFC Funding 2013-III, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.62%, due 10/24/2025)(5)(13)	44,100	31,703	28,775	0.8%
				31,703	28,775	0.8%
CIFC Funding 2013-IV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.24%, due 11/27/2024)(5)(13)	45,500	33,065	32,209	0.9%
				33,065	32,209	0.9%
CIFC Funding 2014-IV Investor, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 13.72%, due 10/17/2026)(5)(6)(13)	41,500	30,980	29,141	0.8%
				30,980	29,141	0.8%
Cinedigm DC Holdings, LLC	New York / Software & Computer Services	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(10)(11)(39)	65,640	65,590	65,640	1.9%
				65,590	65,640	1.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Coverall North America, Inc.	Florida / Commercial Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(10)(11)	$24,000	$24,000	$24,000	0.7%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(10)(11)	25,000	25,000	25,000	0.7%
				49,000	49,000	1.4%
Crosman Corporation	New York / Manufacturing	Senior Secured Term Loan A (9.22% (LIBOR + 8.70% with .30% LIBOR floor) plus 4.00% PIK, due 8/5/2020)(3)(10)(12)(39)	54,673	54,673	54,673	1.6%
		Senior Secured Term Loan B (16.22% (LIBOR + 15.70% with .30% LIBOR floor) plus 4.00% PIK, due 8/5/2020)(10)(12)(39)	41,656	41,656	41,656	1.2%
				96,329	96,329	2.8%
CURO Group Holdings Corp. (f/k/a Speedy Cash Holdings Corp.)	Canada / Consumer Finance	Senior Unsecured Notes (12.00%, due 11/15/2017)(8)(13)	15,000	15,000	7,076	0.2%
				15,000	7,076	0.2%
Easy Gardener Products, Inc.	Texas / Durable Consumer Products	Senior Secured Term Loan (10.84% (LIBOR + 10.00% with .25% LIBOR floor), due 09/30/2020)(3)(10)(11)	17,325	17,325	17,325	0.5%
				17,325	17,325	0.5%
Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)(8)	50,426	50,189	50,426	1.5%
				50,189	50,426	1.5%
Fleetwash, Inc.	New Jersey / Business Services	Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/30/2019)(3)(10)(11)	23,402	23,402	23,402	0.7%
		Delayed Draw Term Loan – $15,000 Commitment (expires 4/30/2019)(10)(14)	—	—	—	—%
				23,402	23,402	0.7%
Focus Brands, Inc.	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)(8)(10)(12)	18,000	17,891	18,000	0.5%
				17,891	18,000	0.5%
Galaxy XV CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.76%, due 4/15/2025)(5)(13)	39,275	28,658	29,503	0.9%
				28,658	29,503	0.9%
Galaxy XVI CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.53%, due 11/16/2025)(5)(13)	24,575	18,900	18,168	0.5%
				18,900	18,168	0.5%
Galaxy XVII CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.47%, due 7/15/2026)(5)(6)(13)	39,905	30,527	28,779	0.8%
				30,527	28,779	0.8%
Generation Brands Holdings, Inc.	Illinois / Durable Consumer Products	Subordinated Secured Term Loan (11.00% (LIBOR + 10.00% with 1.00% LIBOR floor), due 12/10/2022)(8)(10)(11)	19,000	18,459	19,000	0.6%
				18,459	19,000	0.6%
Global Employment Solutions, Inc.	Colorado / Business Services	Senior Secured Term Loan (10.25% (LIBOR + 9.25% with 1.00% LIBOR floor), due 6/26/2020)(3)(10)(12)	49,250	49,250	49,250	1.4%
				49,250	49,250	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2012-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.13%, due 8/15/2023)(5)(13)	$23,188	$17,575	$16,637	0.5%
				17,575	16,637	0.5%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.26%, due 4/15/2025)(5)(13)	40,400	30,747	26,838	0.8%
				30,747	26,838	0.8%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 8.12%, due 4/18/2026)(5)(13)	24,500	17,613	14,751	0.4%
				17,613	14,751	0.4%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 8.84%, due 4/28/2025)(5)(6)(13)	41,164	29,585	25,007	0.7%
				29,585	25,007	0.7%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.37%, due 10/18/2027)(5)(6)(13)	39,598	35,736	31,619	0.9%
				35,736	31,619	0.9%
Harbortouch Payments, LLC	Pennsylvania / Business Services	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor) plus 3.00% PIK, due 5/31/2023)(3)(10)(11)(39)	27,711	27,711	28,404	0.9%
		Escrow Receivable		—	1,629	—%
				27,711	30,033	0.9%
HarbourView CLO VII, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.22%, due 11/18/2026)(5)(6)(13)	19,025	14,432	12,806	0.4%
				14,432	12,806	0.4%
Harley Marine Services, Inc.	Washington / Transportation	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 12/20/2019)(3)(8)(10)(11)	9,000	8,894	8,352	0.2%
				8,894	8,352	0.2%
Hollander Sleep Products, LLC	Florida / Durable Consumer Products	Senior Secured Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 10/21/2020)(3)(10)(12)	21,860	21,860	20,293	0.6%
				21,860	20,293	0.6%
Inpatient Care Management Company LLC	Florida / Healthcare	Senior Secured Term Loan (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 6/8/2021(10)(12)	16,830	16,830	16,830	0.5%
				16,830	16,830	0.5%
Instant Web, LLC	Minnesota / Media	Senior Secured Term Loan A (5.50% (LIBOR + 4.50% with 1.00% LIBOR floor), due 3/28/2019)(10)(11)	122,444	122,444	122,444	3.6%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/28/2019)(3)(10)(11)	158,100	158,100	158,100	4.6%
		Senior Secured Term Loan C-1 (12.75% (LIBOR + 11.75% with 1.00% LIBOR floor), due 3/28/2019)(10)(11)	27,000	27,000	27,000	0.8%
		Senior Secured Term Loan C-2 (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor), due 3/28/2019)(10)(11)	25,000	25,000	25,000	0.7%
				332,544	332,544	9.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

InterDent, Inc.	California / Healthcare	Senior Secured Term Loan A (6.25% (LIBOR + 5.50% with 0.75% LIBOR floor), due 8/3/2017)(10)(12)	$79,317	$79,317	$79,317	2.3%
		Senior Secured Term Loan B (11.25% (LIBOR + 10.50% with 0.75% LIBOR floor), due 8/3/2017)(3)(10)(12)	131,125	131,125	131,125	3.8%
				210,442	210,442	6.1%
JAC Holding Corporation	Michigan / Transportation	Senior Secured Note (11.50%, due 10/1/2019)(8)	2,868	2,868	2,868	0.1%
				2,868	2,868	0.1%
JD Power and Associates	California / Consumer Services	Second Lien Term Loan (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/7/2024)(8)(10)(11)	15,000	14,777	15,000	0.4%
				14,777	15,000	0.4%
Jefferson Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.47%, due 7/20/2027)(5)(6)(13)	19,500	16,821	13,174	0.4%
				16,821	13,174	0.4%
LaserShip, Inc.	Virginia / Transportation	Senior Secured Term Loan A (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor) plus 1.00% PIK, due 3/18/2019)(3)(10)(12)(39)	34,424	34,424	33,667	1.0%
		Senior Secured Term Loan B (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor) plus 1.00% PIK, due 3/18/2019)(3)(10)(12)(39)	21,129	21,129	20,664	0.6%
				55,553	54,331	1.6%
LCM XIV Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 16.10%, due 7/15/2025)(5)(13)	30,500	22,359	21,872	0.6%
				22,359	21,872	0.6%
Madison Park Funding IX, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 21.72%, due 8/15/2022)(5)(13)	43,110	29,343	28,543	0.8%
				29,343	28,543	0.8%
Matrixx Initiatives, Inc.	New Jersey / Pharmaceuticals	Senior Secured Term Loan A (7.50% (LIBOR + 6.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(10)(11)	34,490	34,490	34,490	1.0%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(10)(11)	45,562	45,562	45,562	1.3%
				80,052	80,052	2.3%
Maverick Healthcare Equity, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,252	1,990	0.1%
		Class A Common Units (1,250,000 units)		—	204	—%
				1,252	2,194	0.1%
Mineral Fusion Natural Brands(30)	Colorado / Personal & Nondurable Consumer Products	Membership Interest (1.43%)		—	197	—%
				—	197	—%
Mountain View CLO 2013-I Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.27%m due 4/12/2024)(5)(13)	43,650	32,078	29,996	0.9%
				32,078	29,996	0.9%
Mountain View CLO IX Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.52%, due 7/15/2027)(5)(6)(13)	47,830	42,415	38,431	1.1%
				42,415	38,431	1.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

NCP Finance Limited Partnership(31)	Ohio / Consumer Finance	Subordinated Secured Term Loan (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(8)(10)(12)(13)	$27,119	$26,502	$25,763	0.7%
				26,502	25,763	0.7%
Nixon, Inc.	California / Durable Consumer Products	Senior Secured Term Loan (9.50% plus 3.00% PIK, in non-accrual status effective 7/1/2016, due 4/16/2018)(3)(8)(39)	14,421	14,197	10,877	0.3%
				14,197	10,877	0.3%
Octagon Investment Partners XV, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 13.99%, due 1/19/2025)(5)(13)	32,921	25,527	22,633	0.7%
				25,527	22,633	0.7%
Octagon Investment Partners XVIII, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 16.76%, due 12/16/2024)(5)(6)(13)	28,200	19,391	17,805	0.5%
				19,391	17,805	0.5%
Onyx Payments(32)	Texas / Diversified Financial Services	Revolving Line of Credit – $3,000 Commitment (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 12/31/2016)(10)(11)(14)	—	—	—	—%
		Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 9/10/2019)(3)(10)(11)	45,130	45,130	45,130	1.3%
		Senior Secured Term Loan A (6.00% (LIBOR + 5.00% with 1.00% LIBOR floor), due 9/10/2019)(10)(11)	25,000	25,000	25,000	0.7%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor), due 9/10/2019)(3)(10)(11)	56,889	56,889	56,889	1.7%
		Senior Secured Term Loan B (13.00% (LIBOR + 12.00% with 1.00% LIBOR floor), due 9/10/2019)(10)(11)	25,000	25,000	25,000	0.7%
				152,019	152,019	4.4%
Pacific World Corporation	California / Personal & Nondurable Consumer Products	Revolving Line of Credit – $15,000 Commitment (8.00% (LIBOR + 7.00% with 1.00% LIBOR floor), due 9/26/2020)(10)(12)(14)	5,500	5,500	5,500	0.2%
		Senior Secured Term Loan A (6.00% (LIBOR + 5.00% with 1.00% LIBOR floor), due 9/26/2020)(10)(12)	97,994	97,994	94,364	2.7%
		Senior Secured Term Loan B (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/26/2020)(3)(10)(12)	97,994	97,994	83,137	2.4%
				201,488	183,001	5.3%
Pelican Products, Inc.	California / Durable Consumer Products	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/9/2021)(3)(8)(10)(12)	17,500	17,487	16,383	0.5%
				17,487	16,383	0.5%
PeopleConnect Intermediate, LLC (f/k/a Intelius, Inc.)	Washington / Software & Computer Services	Revolving Line of Credit – $1,000 Commitment (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 8/11/17)(10)(11)(14)	—	—	—	—%
		Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(10)(11)	20,199	20,199	19,764	0.6%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(10)(11)	20,849	20,849	20,154	0.6%
				41,048	39,918	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

PGX Holdings, Inc.(33)	Utah / Consumer Services	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(10)(12)	$135,000	$135,000	$135,000	3.9%
				135,000	135,000	3.9%
Photonis Technologies SAS	France / Aerospace & Defense	First Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(8)(10)(12)(13)	9,927	9,770	9,127	0.3%
				9,770	9,127	0.3%
Pinnacle (US) Acquisition Co. Limited	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(8)(10)(11)	7,037	6,925	5,188	0.2%
				6,925	5,188	0.2%
PlayPower, Inc.	North Carolina / Durable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 6/23/2022)(3)(8)(10)(11)	11,000	10,862	10,924	0.3%
				10,862	10,924	0.3%
Prime Security Services Borrower, LLC	Illinois / Consumer Services	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 7/1/2022)(8)(10)(12)	5,192	5,067	5,192	0.2%
				5,067	5,192	0.2%
PrimeSport, Inc.	Georgia / Hotels, Restaurants & Leisure	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(10)(11)	53,546	53,546	53,546	1.6%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(10)(11)	74,500	74,500	72,741	2.1%
				128,046	126,287	3.7%
Prince Mineral Holding Corp.	New York / Metal Services & Minerals	Senior Secured Term Loan (11.50%, due 12/15/2019)(8)	10,000	9,939	9,004	0.3%
				9,939	9,004	0.3%
Royal Holdings, Inc.	Indiana / Chemicals	Second Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 6/19/2023)(8)(10)(11)	5,000	4,968	4,915	0.1%
				4,968	4,915	0.1%
SCS Merger Sub, Inc.	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/30/2023)(3)(8)(10)(12)	20,000	19,475	19,894	0.6%
				19,475	19,894	0.6%
Security Alarm Financing Enterprises, L.P.(34)	California / Consumer Services	Subordinated Unsecured Notes (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 12/19/2020)(10)(12)	25,000	25,000	25,000	0.7%
				25,000	25,000	0.7%
SESAC Holdco II LLC	Tennessee / Media	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 4/22/2021)(3)(8)(10)(11)	10,000	9,885	9,885	0.3%
				9,885	9,885	0.3%
SITEL Worldwide Corporation	Tennessee / Business Services	Second Lien Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 9/18/2022)(3)(8)(10)(11)	16,000	15,726	15,726	0.5%
				15,726	15,726	0.5%
Small Business Whole Loan Portfolio(36)	New York / Online Lending	1,012 Small Business Loans purchased from On Deck Capital, Inc.	15,810	15,810	15,206	0.4%
				15,810	15,206	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Spartan Energy Services, Inc.	Louisiana / Oil & Gas Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 12/28/2017)(10)(12)	$13,156	$12,657	$11,054	0.3%
		Senior Secured Term Loan B (13.00% (LIBOR + 12.00% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 12/28/2017)(10)(12)	14,597	13,669	—	—%
				26,326	11,054	0.3%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Overriding Royalty Interests(9)	—	—	—	—%
				—	—	—%
Sudbury Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.88%, due 1/17/2026)(5)(13)	28,200	20,336	15,978	0.5%
				20,336	15,978	0.5%
Symphony CLO XIV Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.47%, due 7/14/2026)(5)(6)(13)	49,250	38,489	33,771	1.0%
				38,489	33,771	1.0%
Symphony CLO XV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.12%, due 10/17/2026)(5)(13)	50,250	42,821	37,311	1.1%
				42,821	37,311	1.1%
System One Holdings, LLC	Pennsylvania / Business Services	Senior Secured Term Loan (11.25% (LIBOR + 10.50% with 0.75% LIBOR floor), due 11/17/2020)(3)(10)(12)	104,553	104,553	104,553	3.0%
				104,553	104,553	3.0%
TouchTunes Interactive Networks, Inc.	New York / Media	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(8)(10)(11)	5,000	4,938	4,938	0.1%
				4,938	4,938	0.1%
Traeger Pellet Grills LLC	Oregon / Durable Consumer Products	Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(10)(11)	34,238	34,238	34,238	1.0%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(10)(11)	36,412	36,412	36,412	1.1%
				70,650	70,650	2.1%
Transaction Network Services, Inc.	Virginia / Telecommunication Services	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/14/2020)(8)(10)(11)	4,410	4,393	4,393	0.1%
				4,393	4,393	0.1%
Trinity Services Group, Inc.(37)	Florida / Food Products	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 8/13/2019)(10)(11)	9,576	9,576	9,576	0.3%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 8/13/2019)(3)(10)(11)	125,000	125,000	126,250	3.8%
				134,576	135,826	4.1%
United Sporting Companies, Inc.(38)	South Carolina / Durable Consumer Products	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018)(3)(10)(12)	140,847	140,847	138,758	4.0%
				140,847	138,758	4.0%
Universal Fiber Systems, LLC	Virginia / Textiles, Apparel & Luxury Goods	Second Lien Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/02/2022)(3)(8)(10)(12)	37,000	36,368	37,000	1.1%
				36,368	37,000	1.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

USG Intermediate, LLC	Texas / Durable Consumer Products	Revolving Line of Credit – $2,500 Commitment (10.75% (LIBOR + 9.75% with 1.00% LIBOR floor), due 4/15/2017)(10)(12)(14)	$1,000	$1,000	$1,000	—%
		Senior Secured Term Loan A (8.25% (LIBOR + 7.25% with 1.00% LIBOR floor), due 4/15/2020)(3)(10)(12)	16,616	16,616	16,616	0.5%
		Senior Secured Term Loan B (13.25% (LIBOR + 12.25% with 1.00% LIBOR floor), due 4/15/2020)(3)(10)(12)	19,906	19,906	19,906	0.6%
		Equity		1	—	—%
				37,523	37,522	1.1%
Universal Turbine Parts, LLC	Alabama / Business Services	Senior Secured Term Loan A (6.75% (LIBOR + 5.75% with 1.00% LIBOR floor), due 7/22/2021)(3)(10)(11)	32,500	32,500	32,500	0.9%
		Senior Secured Term Loan B (12.75% (LIBOR + 11.75% with 1.00% LIBOR floor), due 7/22/2021)(3)(10)(11)	32,500	32,500	32,500	1.0%
				65,000	65,000	1.9%
Venio LLC	Pennsylvania / Business Services	Second Lien Term Loan (12.00% (LIBOR + 9.50% with 2.50% LIBOR floor) plus 2.00% default interest, in non-accrual status effective 12/31/15, due 2/19/2020)(10)(11)	17,000	16,484	12,372	0.4%
				16,484	12,372	0.4%
Voya CLO 2012-2, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 17.13%, due 10/15/2022)(5)(13)	38,070	27,651	27,932	0.8%
				27,651	27,932	0.8%
Voya CLO 2012-3, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 16.67%, due 10/15/2022)(5)(13)	46,632	34,101	33,025	1.0%
				34,101	33,025	1.0%
Voya CLO 2012-4, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 20.55%, due 10/15/2023)(5)(13)	40,613	30,276	33,704	1.0%
				30,276	33,704	1.0%
Voya CLO 2014-1, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.62%, due 4/18/2026)(5)(6)(13)	$32,383	$25,438	$25,394	0.8%
				25,438	25,394	0.8%
Voya CLO 2016-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 10/18/2027)(5)(6)(13)	28,100	26,414	26,414	0.8%
				26,414	26,414	0.8%
Washington Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 7.60%, due 4/20/2026)(5)(6)(13)	22,600	17,880	14,041	0.4%
				17,880	14,041	0.4%
Water Pik, Inc.	Colorado / Personal & Nondurable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021)(3)(8)(10)(11)	15,156	14,832	15,156	0.5%
				14,832	15,156	0.5%
Wheel Pros, LLC	Colorado / Durable Consumer Products	Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(10)(11)	12,000	12,000	12,000	0.3%
		Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(10)(11)	5,460	5,460	5,460	0.2%
				17,460	17,460	0.5%
Total Non-Control/Non-Affiliate Investments (Level 3)				$4,422,436	$4,234,807	123.3%

Total Portfolio Investments				$6,301,194	$6,109,596	177.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(42)

Arctic Energy Services, LLC(15)	Wyoming / Oil & Gas Services	Class D Units (32,915 units)		$31,640	$35,815	1.0%
		Class E Units (21,080 units)		20,230	2,525	0.1%
		Class A Units (700 units)		9,006	—	—%
		Class C Units (10 units)		—	—	—%
				60,876	38,340	1.1%
CCPI Inc.(16)	Ohio / Manufacturing	Senior Secured Term Loan A (10.00%, due 12/31/2017)(3)	12,313	12,313	12,313	0.4%
		Senior Secured Term Loan B (12.00% plus 7.00% PIK, due 12/31/2017)(39)	9,320	9,320	9,320	0.3%
		Common Stock (14,857 shares)		6,635	19,723	0.5%
				28,268	41,356	1.2%
CP Energy Services Inc.(17)	Oklahoma / Oil & Gas Services	Series B Convertible Preferred Stock (1,043 shares)		98,273	76,002	2.2%
		Common Stock (2,924 shares)		15,227	—	—%
				113,500	76,002	2.2%
Credit Central Loan Company, LLC(18)	South Carolina / Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2019)(13)(39)	36,931	36,931	36,931	1.1%
		Class A Shares (7,500,000 shares)(13)		11,633	11,707	0.3%
		Net Revenues Interest (25% of Net Revenues)(13)		—	3,616	0.1%
				48,564	52,254	1.5%
Echelon Aviation LLC	New York / Aerospace & Defense	Senior Secured Term Loan (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(10)(12)(39)	37,855	37,855	37,855	1.1%
		Membership Interest (99%)		19,907	22,966	0.7%
				57,762	60,821	1.8%
Edmentum Ultimate Holdings, LLC(19)	Minnesota / Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00%, due 6/9/2020)(14)	6,424	6,424	6,424	0.2%
		Unsecured Senior PIK Note (8.50% PIK, due 6/9/2020)(39)	6,341	6,341	6,341	0.2%
		Unsecured Junior PIK Note (10.00% PIK, due 6/9/2020)(39)	28,834	22,337	25,569	0.7%
		Class A Common Units (370,964 units)		6,576	6,012	0.2%
				41,678	44,346	1.3%
First Tower Finance Company LLC(20)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 12.00% PIK, due 6/24/2019)(13)(39)	255,762	255,762	255,762	7.4%
		Class A Shares (86,711,625 shares)(13)		70,476	96,904	2.8%
				326,238	352,666	10.2%
Freedom Marine Solutions, LLC(21)	Louisiana / Oil & Gas Services	Membership Interest (100%)		40,810	26,618	0.8%
				40,810	26,618	0.8%
Gulf Coast Machine & Supply Company	Texas / Manufacturing	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), in non-accrual status effective 1/1/2015, due 10/12/2017)(10)(11)	38,892	34,425	7,312	0.2%
		Series A Convertible Preferred Stock (99,900 shares)		25,950	—	—%
				60,375	7,312	0.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(42)

MITY, Inc.(22)	Utah / Durable Consumer Products	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 3/19/2019)(3)(10)(11)	$18,250	$18,250	$18,250	0.5%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 3/19/2019)(3)(10)(11)(39)	16,442	16,442	16,442	0.5%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due on demand)(13)	7,200	7,200	5,667	0.2%
		Common Stock (42,053 shares)		6,848	13,690	0.4%
				48,740	54,049	1.6%
National Property REIT Corp.(23)	Various / Real Estate	Senior Secured Term Loan A (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(10)(11)(39)	248,677	248,677	248,677	7.2%
		Senior Secured Term Loan E (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(10)(11)(39)	212,819	212,819	212,819	6.2%
		Senior Secured Term Loan C to ACL Loan Holdings, Inc. (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(10)(11)(13)(39)	99,972	99,972	99,972	2.9%
		Common Stock (1,533,899 shares)		165,908	215,491	6.3%
		Net Operating Income Interest (5% of Net Operating Income)		—	66,974	2.0%
				727,376	843,933	24.6%
Nationwide Loan Company LLC(24)	Illinois / Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)(13)(39)	16,696	16,696	16,696	0.5%
		Class A Shares (29,343,795 shares)(13)		16,201	19,117	0.5%
				32,897	35,813	1.0%
NMMB, Inc.(25)	New York / Media	Senior Secured Note (14.00%, due 5/6/2021)	3,714	3,714	3,442	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2021)	7,000	7,000	6,487	0.2%
		Series A Preferred Stock (7,200 shares)		7,200	44	—%
		Series B Preferred Stock (5,669 shares)		5,669	34	—%
				23,583	10,007	0.3%
R-V Industries, Inc.	Pennsylvania / Manufacturing	Senior Subordinated Note (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/12/2018)(3)(10)(11)	28,622	28,622	28,622	0.8%
		Common Stock (545,107 shares)		5,087	6,039	0.2%
		Warrant (to purchase 200,000 shares of Common Stock, expires 6/30/2017)		1,682	2,216	0.1%
				35,391	36,877	1.1%
USES Corp. (26)	Texas / Commercial Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor) plus 2.00% default interest, in non-accrual status effective 4/1/2016, due 3/31/2019)(10)(11)	26,300	26,158	26,300	0.8%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor) plus 2.00% default interest, in non-accrual status effective 4/1/2016, due 3/31/2019)(10)(11)	36,000	35,568	13,986	0.4%
		Common Stock (268,962 shares)		—	—	—%
				61,726	40,286	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(42)

Valley Electric Company, Inc.(27)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2019)(3)(10)(11)(39)	$10,430	$10,430	$10,430	0.3%
		Senior Secured Note (10.00% plus 8.50% PIK, due 6/23/2019)(39)	23,802	23,802	20,661	0.6%
		Common Stock (50,000 shares)		26,204	—	—%
				60,436	31,091	0.9%
Wolf Energy, LLC	Kansas / Oil & Gas Production	Senior Secured Promissory Note secured by assets formerly owned by H&M (18.00%, in non-accrual status effective 4/15/2013, due 4/15/2018)	38,257	—	659	—%
		Membership Interest (100%)		—	—	—%
		Net Profits Interest (8% of Equity Distributions)(4)		—	19	—%
				—	678	—%
				$1,768,220	$1,752,449	51.0%

Affiliate Investments (5.00% to 24.99% voting control)(43)

BNN Holdings Corp.	Michigan / Healthcare	Series A Preferred Stock (9,925.455 shares)(7)		$1,780	$2,270	0.1%
		Series B Preferred Stock (1,753.636 shares)(7)		448	572	—%
				2,228	2,842	0.1%
Targus International, LLC(28)	California / Durable Consumer Products	Senior Secured Term Loan A (15.00% PIK, in non-accrual status effective 10/1/15, due 12/31/2019)(8)	1,319	1,263	1,319	—%
		Senior Secured Term Loan B (15.00% PIK , in non-accrual status effective 10/1/15, due 12/31/2019)(8)	3,957	3,788	3,957	0.1%
		Common Stock (1,262,737 shares)		3,479	3,202	0.1%
				8,530	8,478	0.2%
				$10,758	$11,320	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

AFI Shareholder, LLC (f/k/a Aircraft Fasteners International, LLC)	California / Machinery	Class A Units (32,500 units)		$330	$511	—%
				330	511	—%
Airmall Inc.	Pennsylvania / Property Management	Escrow Receivable		3,916	3,900	0.1%
				3,916	3,900	0.1%
Ajax Rolled Ring & Machine, LLC(35)	South Carolina / Manufacturing	Escrow Receivable		—	608	—%
				—	608	—%
ALG USA Holdings, LLC	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 2/28/2020)(8)(10)(11)	11,771	11,630	11,771	0.3%
				11,630	11,771	0.3%
American Gilsonite Company(29)	Utah / Metal Services & Minerals	Membership Interest (1.93%)		—	—	—%
				—	—	—%
Apidos CLO IX	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.98%, due 7/15/2023)(5)(13)	23,525	19,997	19,966	0.6%
				19,997	19,966	0.6%
Apidos CLO XI	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.95%, due 1/17/2023)(5)(13)	38,340	29,763	26,057	0.8%
				29,763	26,057	0.8%
Apidos CLO XII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.39%, due 4/15/2025)(5)(13)	44,063	34,598	30,638	0.9%
				34,598	30,638	0.9%
Apidos CLO XV	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.72%, due 10/20/2025)(5)(13)	36,515	31,479	25,335	0.7%
				31,479	25,335	0.7%
Apidos CLO XXII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.29%, due 10/20/2027)(5)(6)(13)	31,350	26,948	25,369	0.7%
				26,948	25,369	0.7%
Arctic Glacier U.S.A., Inc.	Minnesota / Food Products	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 11/10/2019)(3)(10)(11)	150,000	150,000	145,546	4.2%
				150,000	145,546	4.2%
Ark-La-Tex Wireline Services, LLC	Louisiana / Oil & Gas Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 4/8/2019)(10)(12)	21,322	21,088	11,779	0.3%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.50% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 4/8/2019)(10)(12)	23,981	23,239	—	—%
				44,327	11,779	0.3%
Armor Holding II LLC	New York / Diversified Financial Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(8)(10)(11)	7,000	6,907	6,907	0.2%
				6,907	6,907	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Healthcare	Revolving Line of Credit – $7,000 Commitment (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 8/21/2017)(10)(11)(14)	$2,350	$2,350	$2,350	0.1%
		Senior Term Loan (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 2/21/2018)(3)(10)(11)	38,166	38,166	38,166	1.1%
				40,516	40,516	1.2%
Babson CLO Ltd. 2014-III	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.25%, due 1/15/2026)(5)(6)(13)	52,250	44,075	40,312	1.2%
				44,075	40,312	1.2%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan A (7.00% (LIBOR + 5.75% with 1.25% LIBOR floor), due 6/03/2021)(3)(10)(12)	120,737	120,737	120,737	3.5%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.25% with 1.25% LIBOR floor), due 6/03/2021)(10)(12)	121,475	121,475	121,475	3.5%
				242,212	242,212	7.0%
Brookside Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.44%, due 4/17/2025)(5)(13)	26,000	19,875	18,990	0.6%
				19,875	18,990	0.6%
California Street CLO IX Ltd. (f/k/a Symphony CLO IX Ltd.)	Cayman Islands / Structured Finance	Preference Shares (Residual Interest, current yield 14.11%, due 4/16/2022)(5)(13)	45,500	32,629	29,267	0.9%
				32,629	29,267	0.9%
Capstone Logistics Acquisition, Inc.	Georgia / Business Services	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(8)(10)(12)	101,828	101,298	97,752	2.8%
				101,298	97,752	2.8%
Cent CLO 17 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.64%, due 1/30/2025)(5)(13)	24,870	18,839	16,695	0.5%
				18,839	16,695	0.5%
Cent CLO 20 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.19%, due 1/25/2026)(5)(13)	40,275	32,835	26,501	0.8%
				32,835	26,501	0.8%
Cent CLO 21 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.64%, due 7/27/2026)(5)(6)(13)	48,528	38,125	31,467	0.9%
				38,125	31,467	0.9%
CIFC Funding 2013-III, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.72%, due 10/24/2025)(5)(13)	44,100	32,338	29,634	0.9%
				32,338	29,634	0.9%
CIFC Funding 2013-IV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.13%, due 11/27/2024)(5)(13)	45,500	33,414	32,752	0.9%
				33,414	32,752	0.9%
CIFC Funding 2014-IV Investor, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 15.05%, due 10/17/2026)(5)(6)(13)	41,500	31,729	30,378	0.9%
				31,729	30,378	0.9%
Cinedigm DC Holdings, LLC	New York / Software & Computer Services	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(10)(11)(39)	65,990	65,940	65,990	1.9%
				65,940	65,990	1.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Coverall North America, Inc.	Florida / Commercial Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(10)(11)	$24,250	$24,250	$24,250	0.7%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(10)(11)	25,000	25,000	25,000	0.7%
				49,250	49,250	1.4%
Crosman Corporation	New York / Manufacturing	Senior Secured Term Loan A (9.16% (LIBOR + 8.70% with .30% LIBOR floor) plus 4.00% PIK, due 8/5/2020)(3)(10)(12)(39)	54,185	54,185	53,935	1.6%
		Senior Secured Term Loan B (16.16% (LIBOR + 15.70% with .30% LIBOR floor) plus 4.00% PIK, due 8/5/2020)(10)(12)(39)	41,284	41,284	40,458	1.1%
				95,469	94,393	2.7%
CURO Group Holdings Corp. (f/k/a Speedy Cash Holdings Corp.)	Canada / Consumer Finance	Senior Unsecured Notes (12.00%, due 11/15/2017)(8)(13)	15,000	15,000	8,081	0.2%
				15,000	8,081	0.2%
Easy Gardener Products, Inc.	Texas / Durable Consumer Products	Senior Secured Term Loan (10.63% (LIBOR + 10.00% with .25% LIBOR floor), due 09/30/2020)(3)(10)(11)	17,369	17,369	17,369	0.5%
				17,369	17,369	0.5%
Empire Today, LLC	Illinois / Durable Consumer Products	Senior Secured Note (11.375%, due 2/1/2017)(8)	50,426	49,988	49,938	1.4%
				49,988	49,938	1.4%
Fleetwash, Inc.	New Jersey / Business Services	Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/30/2019)(3)(10)(11)	23,402	23,402	23,402	0.7%
		Delayed Draw Term Loan – $15,000 Commitment (expires 4/30/2019)(10)(14)	—	—	—	—%
				23,402	23,402	0.7%
Focus Brands, Inc.	Georgia / Consumer Services	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)(8)(10)(12)	18,000	17,876	18,000	0.5%
				17,876	18,000	0.5%
Galaxy XV CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.19%, due 4/15/2025)(5)(13)	39,275	29,037	30,452	0.9%
				29,037	30,452	0.9%
Galaxy XVI CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.22%, due 11/16/2025)(5)(13)	24,575	19,195	18,925	0.5%
				19,195	18,925	0.5%
Galaxy XVII CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.77%, due 7/15/2026)(5)(6)(13)	39,905	31,077	29,820	0.9%
				31,077	29,820	0.9%
Generation Brands Holdings, Inc.	Illinois / Durable Consumer Products	Subordinated Secured Term Loan (11.00% (LIBOR + 10.00% with 1.00% LIBOR floor), due 12/10/2022)(8)(10)(11)	19,000	18,437	19,000	0.6%
				18,437	19,000	0.6%
Global Employment Solutions, Inc.	Colorado / Business Services	Senior Secured Term Loan (10.25% (LIBOR + 9.25% with 1.00% LIBOR floor), due 6/26/2020)(3)(10)(12)	49,312	49,312	49,312	1.4%
				49,312	49,312	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2012-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.90%, due 8/15/2023)(5)(13)	$23,188	$18,245	$18,140	0.5%
				18,245	18,140	0.5%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.01%, due 4/15/2025)(5)(13)	40,400	31,897	32,212	0.9%
				31,897	32,212	0.9%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.66%, due 4/18/2026)(5)(13)	24,500	18,255	17,076	0.5%
				18,255	17,076	0.5%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.91%, due 4/28/2025)(5)(6)(13)	41,164	30,795	30,532	0.9%
				30,795	30,532	0.9%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.86%, due 10/18/2027)(5)(6)(13)	39,598	36,746	35,202	1.0%
				36,746	35,202	1.0%
Harbortouch Payments, LLC	Pennsylvania / Business Services	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor) plus 3.00% PIK, due 5/31/2023)(10)(11)(39)	27,500	27,500	27,500	0.8%
		Escrow Receivable		—	1,602	—%
				27,500	29,102	0.8%
HarbourView CLO VII, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.35%, due 11/18/2026)(5)(6)(13)	19,025	14,454	13,005	0.4%
				14,454	13,005	0.4%
Harley Marine Services, Inc.	Washington / Transportation	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 12/20/2019)(3)(8)(10)(11)	9,000	8,886	8,886	0.3%
				8,886	8,886	0.3%
Hollander Sleep Products, LLC	Florida / Durable Consumer Products	Senior Secured Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 10/21/2020)(3)(10)(12)	21,860	21,860	21,098	0.6%
				21,860	21,098	0.6%
ICV-CAS Holdings, LLC	New York / Transportation	Escrow Receivable		—	6	—%
				—	6	—%
Inpatient Care Management Company LLC	Florida / Healthcare	Senior Secured Term Loan (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 6/8/2021(10)(12)	17,000	17,000	17,000	0.5%
				17,000	17,000	0.5%
Instant Web, LLC	Minnesota / Media	Senior Secured Term Loan A (5.50% (LIBOR + 4.50% with 1.00% LIBOR floor), due 3/28/2019)(10)(11)	122,943	122,943	122,943	3.6%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/28/2019)(3)(10)(11)	158,100	158,100	158,100	4.6%
		Senior Secured Term Loan C-1 (12.75% (LIBOR + 11.75% with 1.00% LIBOR floor), due 3/28/2019)(10)(11)	27,000	27,000	27,000	0.8%
		Senior Secured Term Loan C-2 (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor), due 3/28/2019)(10)(11)	25,000	25,000	25,000	0.7%
				333,043	333,043	9.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

InterDent, Inc.	California / Healthcare	Senior Secured Term Loan A (6.25% (LIBOR + 5.50% with 0.75% LIBOR floor), due 8/3/2017)(10)(12)	$79,538	$79,538	$79,538	2.3%
		Senior Secured Term Loan B (11.25% (LIBOR + 10.50% with 0.75% LIBOR floor), due 8/3/2017)(3)(10)(12)	131,125	131,125	130,582	3.8%
				210,663	210,120	6.1%
JAC Holding Corporation	Michigan / Transportation	Senior Secured Note (11.50%, due 10/1/2019)(8)	2,868	2,868	2,868	0.1%
				2,868	2,868	0.1%
Jefferson Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.75%, due 7/20/2027)(5)(6)(13)	19,500	16,915	13,072	0.4%
				16,915	13,072	0.4%
JHH Holdings, Inc.	Texas / Healthcare	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor) plus 0.50% PIK, due 3/30/2019)(3)(10)(11)(39)	35,477	35,477	35,477	1.0%
				35,477	35,477	1.0%
LaserShip, Inc.	Virginia / Transportation	Senior Secured Term Loan A (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor) plus 2.00% PIK, due 3/18/2019)(3)(10)(12)(39)	34,570	34,570	32,113	0.9%
		Senior Secured Term Loan B (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor) plus 2.00% PIK, due 3/18/2019)(3)(10)(12)(39)	21,214	21,214	19,705	0.6%
				55,784	51,818	1.5%
LCM XIV Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 18.80%, due 7/15/2025)(5)(13)	30,500	22,890	23,376	0.7%
				22,890	23,376	0.7%
Madison Park Funding IX, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 21.15%, due 8/15/2022)(5)(13)	31,110	22,259	21,174	0.6%
				22,259	21,174	0.6%
Matrixx Initiatives, Inc.	New Jersey / Pharmaceuticals	Senior Secured Term Loan A (7.50% (LIBOR + 6.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(10)(11)	30,177	30,177	30,177	0.9%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(10)(11)	40,562	40,562	40,562	1.2%
				70,739	70,739	2.1%
Maverick Healthcare Equity, LLC	Arizona / Healthcare	Preferred Units (1,250,000 units)		1,252	2,037	0.1%
		Class A Common Units (1,250,000 units)		—	353	—%
				1,252	2,390	0.1%
Mineral Fusion Natural Brands(30)	Colorado / Personal & Nondurable Consumer Products	Membership Interest (1.43%)		—	266	—%
				—	266	—%
Mountain View CLO 2013-I Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.72%, due 4/12/2024)(5)(13)	43,650	33,156	30,928	0.9%
				33,156	30,928	0.9%
Mountain View CLO IX Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.23%, due 7/15/2027)(5)(6)(13)	47,830	43,088	40,218	1.2%
				43,088	40,218	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Nathan's Famous, Inc.	New York / Food Products	Senior Secured Notes (10.00%, due 3/15/2020)(8)	$3,000	$3,000	$3,000	0.1%
				3,000	3,000	0.1%
NCP Finance Limited Partnership(31)	Ohio / Consumer Finance	Subordinated Secured Term Loan (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(8)(10)(12)(13)	27,199	26,504	25,838	0.7%
				26,504	25,838	0.7%
Nixon, Inc.	California / Durable Consumer Products	Senior Secured Term Loan (9.50% plus 3.00% PIK, due 4/16/2018)(3)(8)(39)	14,311	14,197	11,776	0.3%
				14,197	11,776	0.3%
Octagon Investment Partners XV, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 16.54%, due 1/19/2025)(5)(13)	32,921	26,213	24,027	0.7%
				26,213	24,027	0.7%
Octagon Investment Partners XVIII, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 20.29%, due 12/16/2024)(5)(6)(13)	28,200	20,046	19,701	0.6%
				20,046	19,701	0.6%
Onyx Payments(32)	Texas / Diversified Financial Services	Revolving Line of Credit – $5,000 Commitment (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 9/10/2016)(10)(11)(14)	1,000	1,000	1,000	—%
		Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 9/10/2019)(3)(10)(11)	48,352	48,352	48,352	1.4%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor), due 9/10/2019)(3)(10)(11)	59,389	59,389	59,389	1.8%
				108,741	108,741	3.2%
Pacific World Corporation	California / Personal & Nondurable Consumer Products	Revolving Line of Credit – $15,000 Commitment (8.00% (LIBOR + 7.00% with 1.00% LIBOR floor), due 9/26/2020)(10)(12)(14)	2,500	2,500	2,500	0.1%
		Senior Secured Term Loan A (6.00% (LIBOR + 5.00% with 1.00% LIBOR floor), due 9/26/2020)(10)(12)	97,994	97,994	93,624	2.7%
		Senior Secured Term Loan B (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/26/2020)(3)(10)(12)	97,994	97,994	81,567	2.4%
				198,488	177,691	5.2%
Pelican Products, Inc.	California / Durable Consumer Products	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/9/2021)(3)(8)(10)(12)	17,500	17,486	15,744	0.5%
				17,486	15,744	0.5%
PeopleConnect Intermediate, LLC (f/k/a Intelius, Inc.)	Washington / Software & Computer Services	Revolving Line of Credit – $1,500 Commitment (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 8/11/16)(10)(11)(14)	—	—	—	—%
		Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(10)(11)	20,379	20,379	19,907	0.6%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(10)(11)	20,938	20,938	20,215	0.6%
				41,317	40,122	1.2%
PGX Holdings, Inc.(33)	Utah / Consumer Services	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(10)(12)	135,000	135,000	135,000	3.9%
				135,000	135,000	3.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Photonis Technologies SAS	France / Aerospace & Defense	First Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(8)(10)(12)(13)	$9,927	$9,756	$9,015	0.3%
				9,756	9,015	0.3%
Pinnacle (US) Acquisition Co. Limited	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(8)(10)(11)	7,037	6,918	5,425	0.2%
				6,918	5,425	0.2%
PlayPower, Inc.	North Carolina / Durable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 6/23/2022)(3)(8)(10)(11)	11,000	10,856	10,911	0.3%
				10,856	10,911	0.3%
Prime Security Services Borrower, LLC	Illinois / Consumer Services	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 7/1/2022)(8)(10)(12)	10,000	9,870	10,000	0.3%
				9,870	10,000	0.3%
PrimeSport, Inc.	Georgia / Hotels, Restaurants & Leisure	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(10)(11)	53,683	53,683	53,683	1.6%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(10)(11)	74,500	74,500	74,500	2.1%
				128,183	128,183	3.7%
Prince Mineral Holding Corp.	New York / Metal Services & Minerals	Senior Secured Term Loan (11.50%, due 12/15/2019)(8)	10,000	9,934	8,701	0.3%
				9,934	8,701	0.3%
Rocket Software, Inc.	Massachusetts / Software & Computer Services	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)(3)(8)(10)(11)	20,000	19,854	20,000	0.6%
				19,854	20,000	0.6%
Royal Holdings, Inc.	Indiana / Chemicals	Second Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 6/19/2023)(8)(10)(11)	5,000	4,967	4,819	0.1%
				4,967	4,819	0.1%
SCS Merger Sub, Inc.	Texas / Software & Computer Services	Second Lien Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/30/2023)(3)(8)(10)(12)	20,000	19,456	19,655	0.6%
				19,456	19,655	0.6%
Security Alarm Financing Enterprises, L.P.(34)	California / Consumer Services	Subordinated Unsecured Notes (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 12/19/2020)(10)(12)	25,000	25,000	22,700	0.7%
				25,000	22,700	0.7%
SESAC Holdco II LLC	Tennessee / Media	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 4/22/2021)(3)(8)(10)(11)	10,000	9,878	9,878	0.3%
				9,878	9,878	0.3%
SITEL Worldwide Corporation	Tennessee / Business Services	Second Lien Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 9/18/2022)(8)(10)(11)	16,000	15,715	15,715	0.5%
				15,715	15,715	0.5%
Small Business Whole Loan Portfolio(36)	New York / Online Lending	741 Small Business Loans purchased from On Deck Capital, Inc.	14,603	14,603	14,215	0.4%
				14,603	14,215	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Spartan Energy Services, Inc.	Louisiana / Oil & Gas Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 12/28/2017)(10)(12)	$13,156	$12,923	$11,368	0.3%
		Senior Secured Term Loan B (13.00% (LIBOR + 12.00% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 12/28/2017)(10)(12)	14,123	13,669	984	0.1%
				26,592	12,352	0.4%
Stryker Energy, LLC	Ohio / Oil & Gas Production	Overriding Royalty Interests(9)	—	—	—	—%
				—	—	—%
Sudbury Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.64%, due 1/17/2026)(5)(13)	28,200	20,865	17,395	0.5%
				20,865	17,395	0.5%
Symphony CLO XIV Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.12%, due 7/14/2026)(5)(6)(13)	49,250	39,602	35,703	1.0%
				39,602	35,703	1.0%
Symphony CLO XV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.76%, due 10/17/2026)(5)(13)	50,250	44,141	39,523	1.2%
				44,141	39,523	1.2%
System One Holdings, LLC	Pennsylvania / Business Services	Senior Secured Term Loan (11.25% (LIBOR + 10.50% with 0.75% LIBOR floor), due 11/17/2020)(3)(10)(12)	104,553	104,553	104,553	3.0%
				104,553	104,553	3.0%
TouchTunes Interactive Networks, Inc.	New York / Media	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(8)(10)(11)	5,000	4,936	4,936	0.1%
				4,936	4,936	0.1%
Traeger Pellet Grills LLC	Oregon / Durable Consumer Products	Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(10)(11)	34,519	34,519	34,519	1.0%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(10)(11)	36,506	36,506	36,506	1.1%
				71,025	71,025	2.1%
Transaction Network Services, Inc.	Virginia / Telecommunication Services	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/14/2020)(8)(10)(11)	4,410	4,392	4,392	0.1%
				4,392	4,392	0.1%
Trinity Services Group, Inc.(37)	Florida / Food Products	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 8/13/2019)(10)(11)	9,626	9,626	9,626	0.3%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 8/13/2019)(3)(10)(11)	125,000	125,000	125,000	3.6%
				134,626	134,626	3.9%
United Sporting Companies, Inc.(38)	South Carolina / Durable Consumer Products	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018)(3)(10)(12)	140,847	140,847	136,668	4.0%
				140,847	136,668	4.0%
Universal Fiber Systems, LLC	Virginia / Textiles, Apparel & Luxury Goods	Second Lien Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/02/2022)(3)(8)(10)(12)	37,000	36,340	36,340	1.1%
				36,340	36,340	1.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

USG Intermediate, LLC	Texas / Durable Consumer Products	Revolving Line of Credit – $2,500 Commitment (10.75% (LIBOR + 9.75% with 1.00% LIBOR floor), due 4/15/2017)(10)(12)(14)	$1,000	$1,000	$1,000	—%
		Senior Secured Term Loan A (8.25% (LIBOR + 7.25% with 1.00% LIBOR floor), due 4/15/2020)(3)(10)(12)	16,779	16,779	16,779	0.5%
		Senior Secured Term Loan B (13.25% (LIBOR + 12.25% with 1.00% LIBOR floor), due 4/15/2020)(3)(10)(12)	19,960	19,960	19,960	0.6%
		Equity		1	—	—%
				37,740	37,739	1.1%
Venio LLC	Pennsylvania / Business Services	Second Lien Term Loan (12.00% (LIBOR + 9.50% with 2.50% LIBOR floor) plus 2.00% default interest, in non-accrual status effective 12/31/15, due 2/19/2020)(10)(11)	17,000	17,000	12,876	0.4%
				17,000	12,876	0.4%
Voya CLO 2012-2, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 18.84%, due 10/15/2022)(5)(13)	38,070	28,112	28,982	0.8%
				28,112	28,982	0.8%
Voya CLO 2012-3, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 18.51%, due 10/15/2022)(5)(13)	46,632	34,597	34,319	1.0%
				34,597	34,319	1.0%
Voya CLO 2012-4, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 19.09%, due 10/15/2023)(5)(13)	40,613	30,772	30,756	0.9%
				30,772	30,756	0.9%
Voya CLO 2014-1, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 19.32%, due 4/18/2026)(5)(6)(13)	32,383	26,133	26,741	0.8%
				26,133	26,741	0.8%
Washington Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.52%, due 4/20/2026)(5)(6)(13)	22,600	18,406	15,056	0.4%
				18,406	15,056	0.4%
Water Pik, Inc.	Colorado / Personal & Nondurable Consumer Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021)(8)(10)(11)	15,439	15,097	15,097	0.4%
				15,097	15,097	0.4%
Wheel Pros, LLC	Colorado / Business Services	Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(10)(11)	12,000	12,000	12,000	0.4%
		Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(10)(11)	5,460	5,460	5,460	0.2%
				17,460	17,460	0.6%
Total Non-Control/Non-Affiliate Investments (Level 3)				$4,312,122	$4,133,939	120.3%

Total Portfolio Investments				$6,091,100	$5,897,708	171.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2016 (Unaudited) and June 30, 2016

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

(2)
Fair value is determined by or under the direction of our Board of Directors. As of September 30, 2016 and June 30, 2016, all of our investments were classified as Level 3. ASC 820 classifies such unobservable inputs used to measure fair value as Level 3 within the valuation hierarchy. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.

(3)
Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of the investments held by PCF at September 30, 2016 and June 30, 2016 were $1,431,582 and $1,348,577, respectively, representing 23.4% and 22.9% of our total investments, respectively.

(4)	In addition to the stated returns, the net profits interest held will be realized upon sale of the borrower or a sale of the interests.

(5)
This investment is in the equity class of a collateralized loan obligation (“CLO”) security. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The current estimated yield is based on the current projections of this excess cash flow taking into account assumptions which have been made regarding expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and adjusted. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.

(6)	Co-investment with another fund managed by an affiliate of our investment adviser, Prospect Capital Management L.P. See Note 13 for further discussion.

(7)	On a fully diluted basis represents 10.00% of voting common shares.

(8)	Syndicated investment which was originated by a financial institution and broadly distributed.

(9)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(10)	Security, or a portion thereof, has a floating interest rate which may be subject to a LIBOR or PRIME floor. The interest rate was in effect at September 30, 2016 and June 30, 2016.

(11)
The interest rate on these investments is subject to the base rate of 3-Month LIBOR, which was 0.85% and 0.65% at September 30, 2016 and June 30, 2016, respectively. The current base rate for each investment may be different from the reference rate on September 30, 2016 and June 30, 2016.

(12)
The interest rate on these investments is subject to the base rate of 1-Month LIBOR, which was 0.53% and 0.47% at September 30, 2016 and June 30, 2016, respectively. The current base rate for each investment may be different from the reference rate on September 30, 2016 and June 30, 2016.

(13)
Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2016 and June 30, 2016, our qualifying assets as a percentage of total assets, stood at 73.17% and 74.58%, respectively. We monitor the status of these assets on an ongoing basis.

(14)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 6.00%. As of September 30, 2016 and June 30, 2016, we had $42,484 and $40,560, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.

(15)
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2016 (Unaudited) and June 30, 2016 (Continued)

Class E, Class C, and Class A Units (in order of priority returns). These unit classes are senior to management’s interests in the F and B Units.

(16)
CCPI Holdings Inc., a consolidated entity in which we own 100% of the common stock, owns 94.59% of CCPI Inc. (“CCPI”), the operating company, as of September 30, 2016 and June 30, 2016. We report CCPI as a separate controlled company.

(17)
CP Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 82.3% of CP Energy Services Inc. (“CP Energy”) as of September 30, 2016 and June 30, 2016. As of June 30, 2016, CP Energy owned directly or indirectly 100% of each of CP Well Testing, LLC (“CP Well”); Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. Effective December 31, 2014, CP Energy underwent a corporate reorganization in order to consolidate certain of its wholly-owned subsidiaries. On October 30, 2015, we restructured our investment in CP Energy. Concurrent with the restructuring, we exchanged our $86,965 senior secured loan and $15,924 subordinated loan for Series B Redeemable Preferred Stock in CP Energy.

(18)
Credit Central Holdings of Delaware, LLC, a consolidated entity in which we own 100% of the membership interests, owns 99.91% and 74.93% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of September 30, 2016 and June 30, 2016, respectively. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company. On September 28, 2016, we have made an additional $12,523 second lien debt and $2,098 equity investment in Credit Central Loan Company, LLC., increasing its ownership to 99.91%.

(19)	Prospect owns 37.1% of the equity of Edmentum Ultimate Holdings, LLC (“Edmentum Holdings”) as of September 30, 2016 and June 30, 2016.

(20)
First Tower Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC, the operating company as of September 30, 2016 and June 30, 2016. We report First Tower Finance as a separate controlled company.

(21)
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

(22)
MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 95.48% and 95.83% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”), as of September 30, 2016 and June 30, 2016, respectively. MITY owns 100% of each of MITY-Lite, Inc.; Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. MITY Delaware has a subordinated unsecured note issued and outstanding to Broda Canada that is denominated in Canadian Dollars (CAD). As of September 30, 2016 and June 30, 2016, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD.

(23)
NPH Property Holdings, LLC, a consolidated entity in which we own 100% of the membership interests, owns 100% of the common equity of National Property REIT Corp. (“NPRC”) (f/k/a National Property Holdings Corp.), a property REIT which holds investments in several real estate properties. Additionally, NPRC invests in online consumer loans through ACL Loan Holdings, Inc.(“ACLLH”) and American Consumer Lending Limited (“ACLL”), its wholly-owned subsidiaries. We report NPRC as a separate controlled company. See Note 3 for further discussion of the properties held by NPRC. On August 1, 2016, we made an investment into ACLL, under the ACLL credit agreement, for senior secured term loans, Term Loan C, with the same terms as the existing ACLLH Term Loan C due to us.

(24)
Nationwide Acceptance Holdings LLC, a consolidated entity in which we own 100% of the membership interests, owns 94.48% and 93.79% of Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC (“Nationwide”)), the operating company, as of September 30, 2016 and June 30, 2016, respectively. We report Nationwide as a separate controlled company. On June 1, 2015, Nationwide completed a corporate reorganization. As part of a reorganization, Nationwide Acceptance LLC was renamed Nationwide Loan Company LLC (continues as “Nationwide”) and formed two new wholly-owned subsidiaries: Pelican Loan Company LLC (“Pelican”) and Nationwide Consumer Loans LLC. Nationwide assigned 100% of the equity interests in its other subsidiaries to Pelican which, in turn, assigned these interests to Nationwide Acceptance LLC (“New Nationwide”), the new

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2016 (Unaudited) and June 30, 2016 (Continued)

operating company wholly-owned by Pelican. New Nationwide also assumed the existing senior subordinated term loan due to Prospect.

(25)
NMMB Holdings, a consolidated entity in which we own 100% of the equity, owns 96.33% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of September 30, 2016 and June 30, 2016. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.

(26)	Prospect owns 99.96% of the equity of USES Corp. as of September 30, 2016 and June 30, 2016.

(27)
Valley Electric Holdings I, Inc., a consolidated entity in which we own 100% of the common stock, owns 100% of Valley Electric Holdings II, Inc. (“Valley Holdings II”), another consolidated entity. Valley Holdings II owns 94.99% of Valley Electric Company, Inc. (“Valley Electric”). Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc.. We report Valley Electric as a separate controlled company.

(28)	Prospect owns 12.63% of the equity in Targus Cayman HoldCo Limited, the parent company of Targus International LLC as of September 30, 2016 and June 30, 2016.

(29)
We own 99.9999% of AGC/PEP, LLC. AGC/PEP, LLC owns 2,038 out of a total of 93,485 shares (including 7,456 vested and unvested management options) of American Gilsonite Holding Company which owns 100% of American Gilsonite Company.

(30)	As of September 30, 2016 and June 30, 2016, we own 1.43% (13,220 shares) of the common and preferred interest of Mineral Fusion Natural, LLC, a subsidiary of Caleel + Hayden, LLC.

(31)	NCP Finance Limited Partnership, NCP Finance Ohio, LLC, and certain affiliates thereof are joint borrowers on the subordinated secured term loan.

(32)
Pegasus Business Intelligence, LP, Paycom Acquisition, LLC, and Paycom Acquisition Corp. are joint borrowers on the senior secured loan facilities. Paycom Intermediate Holdings, Inc. is the parent guarantor of this debt investment. These entities transact business internationally under the trade name Onyx Payments.

(33)	As of September 30, 2016 and June 30, 2016, PGX Holdings, Inc. is the sole borrower on the second lien term loan.

(34)	Security Alarm Financing Enterprises, L.P. and California Security Alarms, Inc. are joint borrowers on the senior subordinated note.

(35)
SB Forging Company, Inc., a consolidated entity in which we own 100% of the equity, owned 100% of Ajax Rolled Ring & Machine, LLC, the operating company, which was sold on October 10, 2014. As part of the sale there is $3,000 being held in escrow of which $802 and $1,750 was received on May 6, 2015 and May 31, 2016, respectively, for which Prospect realized a gain of the same amount. During the quarter ended September 30, 2016, we determined that the remaining balance of the escrow will not be collected.

(36)	Our wholly-owned subsidiary Prospect Small Business Lending, LLC purchases small business whole loans from small business loan originators, including On Deck Capital, Inc.

(37)	Trinity Services Group, Inc. and Trinity Services I, LLC are joint borrowers on the senior secured loan facility.

(38)
Ellett Brothers, LLC, Evans Sports, Inc., Jerry’s Sports, Inc., Simmons Gun Specialties, Inc., Bonitz Brothers, Inc., and Outdoor Sports Headquarters, Inc. are joint borrowers on the second lien term loan. United Sporting Companies, Inc. is a parent guarantor of this debt investment.

(39)
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2016 (Unaudited) and June 30, 2016 (Continued)

The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended September 30, 2016:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
CCPI Inc.	—%	7.00%	7.00%
Cinedigm DC Holdings, LLC	—%	2.50%	2.50%
Credit Central Loan Company	10.00%	—%	10.00%
Crosman Corporation - Senior Secured Term Loan A	4.00%	—%	4.00%
Crosman Corporation - Senior Secured Term Loan B	4.00%	—%	4.00%
Echelon Aviation LLC	—%	2.25%	2.25%
Edmentum Ultimate Holdings, LLC - Unsecured Senior PIK Note	8.50%	—%	8.50%
Edmentum Ultimate Holdings, LLC - Unsecured Junior PIK Note	10.00%	—%	10.00%
First Tower Finance Company LLC	2.67%	9.33%	12.00%
Harbortouch Payments, LLC	3.00%	—%	3.00%
LaserShip , Inc. - Term Loan A	1.00%	—%	1.00%
LaserShip , Inc. - Term Loan B	1.00%	—%	1.00%
Mity, Inc.	—%	10.00%	10.00%
National Property REIT Corp. - Senior Secured Term Loan A	—%	5.50%	5.50%
National Property REIT Corp. - Senior Secured Term Loan E	—%	5.00%	5.00%
National Property REIT Corp. - Senior Secured Term Loan C to ACL Holdings, Inc.	—%	5.00%	5.00%
National Property REIT Corp. - Senior Secured Term Loan C to ACL Limited	—%	5.00%	5.00%
Nationwide Loan Company LLC	—%	10.00%	10.00%
Valley Electric Co. of Mt. Vernon, Inc.	—%	2.50%	2.50%
Valley Electric Company, Inc.	6.66%	1.84%	8.50%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2016 (Unaudited) and June 30, 2016 (Continued)

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
(A) PIK is capitalized quarterly; next PIK payment/capitalization date at June 30, 2016 was August 31, 2016.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2016 (Unaudited) and June 30, 2016 (Continued)

(40)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the three months ended September 30, 2016 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at September 30, 2016	Interest income	Dividend income	Other income	Net realized gains (losses)
Arctic Energy Services, LLC	38,340	—	—	(18,173)	20,167	—	—	—	—
CCPI Inc.	41,356	—	11	875	42,242	750	123	—	—
CP Energy Services Inc.	76,002	—	—	—	76,002	—	—	—	—
Credit Central Loan Company, LLC	52,254	8,156	—	3,510	63,920	2,120	—	—	—
Echelon Aviation LLC	60,821	—	(6,800)	1,022	55,043	1,346	200	—	—
Edmentum Ultimate Holdings, LLC	44,346	874	(6,424)	(3,311)	35,485	934	—	—	—
First Tower Finance Company LLC	352,666	1,753	(937)	(1,629)	351,853	14,423	—	—	—
Freedom Marine Solutions, LLC	26,618	601	—	(548)	26,671	—	—	—	—
Gulf Coast Machine & Supply Company	7,312	2,000	(3,022)	1,104	7,394	—	—	—	—
MITY, Inc.	54,049	—	—	(534)	53,515	1,451	—	—	5
National Property REIT Corp.	843,933	105,185	—	30,872	979,990	21,548	—	2,940	—
Nationwide Loan Company LLC	35,813	214	—	1,482	37,509	856	1,842	—	—
NMMB, Inc.	10,007	—	—	(124)	9,883	383	—	—	—
R-V Industries, Inc.	36,877	—	—	(1,662)	35,215	716	75	—	—
USES Corp.	40,286	—	—	2,101	42,387	—	—	—	—
Valley Electric Company, Inc.	31,091	397	—	(957)	30,531	1,382	—	—	—
Wolf Energy, LLC	678	—	—	(662)	16	—	—	—	—
Total	$1,752,449	$119,180	$(17,172)	$13,366	$1,867,823	$45,909	$2,240	$2,940	$5
* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, and PIK interest.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, and impairments.

(41)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the three months ended September 30, 2016 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at September 30, 2016	Interest income	Dividend income	Other income	Net realized gains (losses)
BNN Holdings Corp.	2,842	—	(2,228)	(614)	—	—	—	—	137
Targus International LLC	8,478	—	—	(1,512)	6,966	—	—	—	—
Total	$11,320	$—	$(2,228)	$(2,126)	$6,966	$—	$—	$—	$137
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2016 (Unaudited) and June 30, 2016 (Continued)

(42)
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2016 (Unaudited) and June 30, 2016 (Continued)

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
We consolidate certain of our wholly-owned and substantially wholly-owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements: AMU Holdings Inc.; APH Property Holdings, LLC (“APH”); Arctic Oilfield Equipment USA, Inc.; CCPI Holdings Inc.; CP Holdings of Delaware LLC; Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC; Harbortouch Holdings of Delaware Inc.; MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc.; NPH Property Holdings, LLC (“NPH”); STI Holding, Inc.; UPH Property Holdings, LLC (“UPH”); Valley Electric Holdings I, Inc.; Valley Electric Holdings II, Inc.; and Wolf Energy Holdings Inc. On October 10, 2014, concurrent with the sale of the operating company, our ownership increased to 100% of the outstanding equity of ARRM Services, Inc. (“ARRM”) which was renamed SB Forging Company, Inc. (“SB Forging”). As such, we began consolidating SB Forging on October 11, 2014. Effective May 23, 2016, in connection with the merger of American Property REIT Corp. (“APRC”) and United Property REIT Corp. (“UPRC”) with and into National Property REIT Corp. (“NPRC”), APH and UPH merged with and into NPH, and dissolved. We collectively refer to these entities as the “Consolidated Holding Companies.”
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

Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three months ended September 30, 2016.

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
Prepayment Risk
Many of our debt investments allow for prepayment of principal without penalty. Downward changes in interest rates may cause prepayments to occur at a faster than expected rate, thereby effectively shortening the maturity of the security and making us less likely to fully earn all of the expected income of that security and reinvesting in a lower yielding instrument.

Structured Credit Related Risk

CLO investments may be riskier and less transparent to us than direct investments in underlying companies. CLOs typically will have no significant assets other than their underlying senior secured loans. Therefore, payments on CLO investments are and will be payable solely from the cash flows from such senior secured loans.
Online consumer and Small and Medium Sized Business Risk
With respect to our online consumer and small and medium sized business (“SME”) lending initiative, we invest primarily in marketplace loans through marketplace lending facilitators.  We do not conduct loan origination activities ourselves. Therefore, our ability to purchase consumer and SME loans, and our ability to grow our portfolio of consumer and SME loans, are directly influenced by the business performance and competitiveness of the marketplace loan origination business of the marketplace lending facilitators from which we purchase consumer and SME loans. In addition, our ability to analyze the risk-return profile of consumer and SME loans is significantly dependent on the marketplace facilitator's ability to effectively evaluate a borrower's credit profile and likelihood of default. If we are unable to effectively evaluate borrowers' credit profiles or the credit decisioning and scoring models implemented by each facilitator, we may incur unanticipated losses which could adversely impact our operating results.
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
Valuation of Other Financial Assets and Financial Liabilities
ASC 825, Financial Instruments, specifically ASC 825-10-25, permits an entity to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. See Note 8 for disclosure of the fair value of our financial liabilities that are measured using another measurement attribute.
Convertible Notes
We have recorded the Convertible Notes at their contractual amounts. The Convertible Notes were analyzed for any features that would require bifurcation and such features were determined to be immaterial. See Note 5 for further discussion.
Revenue Recognition
Realized gains or losses on the sale of investments are calculated using the specific identification method.
Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized and accreted into interest income over the respective terms of the applicable loans using the effective interest method or straight-line, as applicable, and adjusted only for material amendments or prepayments. Upon a prepayment of a loan, prepayment premiums, OID, or market discounts are recorded as interest income. Other income generally includes amendment fees, commitment fees, administrative agent fees and structuring fees which are recorded when earned.
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current. As of September 30, 2016, approximately 1.6% of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income combined with prior year underdistributed taxable income could be in excess of estimated current year dividend distributions from such combined taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of September 30, 2016, we accrued $1,100 for any unpaid potential excise tax liability and have included this amount within other liabilities on the accompanying Consolidated Statements of Assets and Liabilities.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2016 and for the three months then ended, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for our federal tax years ended August 31, 2013 and thereafter remain subject to examination by the Internal Revenue Service.
Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our future earnings. Net realized capital gains, if any, are distributed at least annually.

Financing Costs
We record origination expenses related to our Revolving Credit Facility, and Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Unsecured Notes”) as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation for our Revolving Credit Facility. The same methodology is used to approximate the effective yield method for our Prospect Capital InterNotes® and our at-the-market offering of our existing unsecured notes that mature on June 15, 2024 (“2024 Notes Follow-on Program”). The effective interest method is used for our remaining Unsecured Notes over the respective expected life or maturity. In the event that we modify or extinguish our debt before maturity, we follow the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Revolving Credit Facility, any unamortized deferred costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our Unsecured Notes, any unamortized deferred costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.
For the year ending June 30, 2017, we have changed our method of presentation relating to debt issuance costs in accordance with ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30). Prior to July 1, 2016, our policy was to present debt issuance costs in Deferred financing costs as an asset on the Consolidated Statements of Assets and Liabilities, net of accumulated amortization. Beginning with the period ended September 30, 2016, we have presented these costs, except those incurred by the Revolving Credit Facility, as a direct deduction to our Unsecured Notes. Unamortized deferred financing costs of $40,526, $44,140, $57,010, $37,607, and $15,693 previously reported as an asset on the Consolidated Statements of Assets and Liabilities for the years ended June 30, 2016, 2015, 2014, 2013, and 2012, respectively, have been reclassified as a direct deduction to the respective Unsecured Notes (see Notes 5, 6, and 7).
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of SEC registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of September 30, 2016 and June 30, 2016, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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
Recent Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments, which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. ASU 2016-06 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the impact, if any, of adopting this ASU on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses certain aspects of cash flow statement classification. One such amendment requires cash payments for debt prepayment or debt extinguishment costs to be classified as cash outflows for financing activities. ASU 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The adoption of the amended guidance in ASU 2016-15 is not expected to have a significant effect on our consolidated financial statements and disclosures.
Note 3. Portfolio Investments

At September 30, 2016, we had investments in 123 long-term portfolio investments, which had an amortized cost of $6,301,194 and a fair value of $6,109,596. At June 30, 2016, we had investments in 125 long-term portfolio investments, which had an amortized cost of $6,091,100 and a fair value of $5,897,708.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $347,150 and $345,743 during the three months ended September 30, 2016 and September 30, 2015, respectively. Debt repayments and considerations from sales of equity securities of approximately $114,331 and $436,919 were received during the three months ended September 30, 2016 and September 30, 2015, respectively.
The following table shows the composition of our investment portfolio as of September 30, 2016 and June 30, 2016.

	September 30, 2016		June 30, 2016
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$8,850	$8,850	$13,274	$13,274
Senior Secured Debt	3,259,769	3,132,687	3,072,839	2,941,722
Subordinated Secured Debt	1,189,830	1,189,272	1,228,598	1,209,604
Subordinated Unsecured Debt	76,751	68,966	75,878	68,358
Small Business Loans	15,810	15,206	14,603	14,215
CLO Residual Interest	1,128,530	1,031,122	1,083,540	1,009,696
Equity	621,654	663,493	602,368	640,839
Total Investments	$6,301,194	$6,109,596	$6,091,100	$5,897,708
In the previous table and throughout the remainder of this footnote, we aggregate our portfolio investments by type of investment, which may differ slightly from the nomenclature used by the constituent instruments defining the rights of holders of the investment, as disclosed on our Consolidated Schedules of Investments (“SOI”). The following investments are included in each category:

•	Senior Secured Debt includes investments listed on the SOI such as senior secured term loans, senior term loans, secured promissory notes, senior demand notes, and first lien term loans.

•	Subordinated Secured Debt includes investments listed on the SOI such as subordinated secured term loans, subordinated term loans, senior subordinated notes, and second lien term loans.

•	Subordinated Unsecured Debt includes investments listed on the SOI such as subordinated unsecured notes and senior unsecured notes.

•	Small Business Loans includes our investments in small business whole loans purchased from OnDeck.

•	CLO Residual Interest includes our investments in the “equity” class of security of CLO funds such as income notes, preference shares, and subordinated notes.

•
Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of September 30, 2016.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$8,850	$8,850
Senior Secured Debt	—	—	3,132,687	3,132,687
Subordinated Secured Debt	—	—	1,189,272	1,189,272
Subordinated Unsecured Debt	—	—	68,966	68,966
Small Business Loans	—	—	15,206	15,206
CLO Residual Interest	—	—	1,031,122	1,031,122
Equity	—	—	663,493	663,493
Total Investments	$—	$—	$6,109,596	$6,109,596
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2016.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$13,274	$13,274
Senior Secured Debt	—	—	2,941,722	2,941,722
Subordinated Secured Debt	—	—	1,209,604	1,209,604
Subordinated Unsecured Debt	—	—	68,358	68,358
Small Business Loans	—	—	14,215	14,215
CLO Residual Interest	—	—	1,009,696	1,009,696
Equity	—	—	640,839	640,839
Total Investments	$—	$—	$5,897,708	$5,897,708
The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended September 30, 2016.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2016	$1,752,449	$11,320	$4,133,939	$5,897,708
Net realized gains (losses) on investments	5	137	(363)	(221)
Net change in unrealized appreciation (depreciation)	13,366	(2,126)	(9,446)	1,794
Net realized and unrealized gains (losses)	13,371	(1,989)	(9,809)	1,573
Purchases of portfolio investments	115,100	—	226,611	341,711
Payment-in-kind interest	4,080	—	1,359	5,439
Amortization of discounts and premiums, net	—	—	(23,439)	(23,439)
Repayments and sales of portfolio investments	(17,177)	(2,365)	(93,854)	(113,396)
Transfers within Level 3(1)	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of September 30, 2016	$1,867,823	$6,966	$4,234,807	$6,109,596

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2016	$13,274	$2,941,722	$1,209,604	$68,358	$14,215	$—	$1,009,696	$640,839	$5,897,708
Net realized (losses) gains on investments	—	240	139	5	(740)	—	—	135	(221)
Net change in unrealized (depreciation) appreciation	—	4,035	18,435	(266)	(217)	—	(23,564)	3,371	1,794
Net realized and unrealized (losses) gains	—	4,275	18,574	(261)	(957)	—	(23,564)	3,506	1,573
Purchases of portfolio investments	3,000	204,649	24,899	—	14,777	—	69,060	25,326	341,711
Payment-in-kind interest	—	1,515	3,050	874	—	—	—	—	5,439
Accretion (amortization) of discounts and premiums	—	218	413	—	—	—	(24,070)	—	(23,439)
Repayments and sales of portfolio investments	(7,424)	(19,692)	(67,268)	(5)	(12,829)	—	—	(6,178)	(113,396)
Transfers within Level 3(1)	—	—	—	—	—	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of September 30, 2016	$8,850	$3,132,687	$1,189,272	$68,966	$15,206	$—	$1,031,122	$663,493	$6,109,596

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended September 30, 2015.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2015	$1,974,202	$45,945	$4,589,151	$6,609,298
Net realized losses on investments	(1)	—	(2,384)	(2,385)
Net change in unrealized appreciation (depreciation)	(40,183)	105	(21,000)	(61,078)
Net realized and unrealized gains (losses)	(40,184)	105	(23,384)	(63,463)
Purchases of portfolio investments	91,571	—	252,893	344,464
Payment-in-kind interest	78	—	1,201	1,279
Amortization of discounts and premiums, net	—	—	(24,072)	(24,072)
Repayments and sales of portfolio investments	(12,967)	(42,922)	(380,717)	(436,606)
Transfers within Level 3(1)	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of September 30, 2015	$2,012,700	$3,128	$4,415,072	$6,430,900

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2015	$30,546	$3,533,447	$1,205,303	$144,271	$50,892	$32,398	$1,113,023	$499,418	$6,609,298
Net realized (losses) gains on investments	—	—	(144)	(1)	(2,424)	—	—	184	(2,385)
Net change in unrealized (depreciation) appreciation	—	(696)	(7,572)	(875)	(1,770)	252	(13,306)	(37,111)	(61,078)
Net realized and unrealized (losses) gains	—	(696)	(7,716)	(876)	(4,194)	252	(13,306)	(36,927)	(63,463)
Purchases of portfolio investments	3,400	180,193	22,620	—	22,952	—	96,620	18,679	344,464
Payment-in-kind interest	—	999	(173)	453	—	—	—	—	1,279
Accretion (amortization) of discounts and premiums	—	66	297	—	—	132	(24,567)	—	(24,072)
Repayments and sales of portfolio investments	(24,296)	(246,602)	(38,215)	(72,700)	(52,676)	—	—	(2,117)	(436,606)
Transfers within Level 3(1)	—	8,360	(60,230)	—	—	—	—	51,870	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of September 30, 2015	$9,650	$3,475,767	$1,121,886	$71,148	$16,974	$32,782	$1,171,770	$530,923	$6,430,900

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
The net change in unrealized appreciation (depreciation) on the investments that use Level 3 inputs was $3,152 and $(64,913) for investments still held as of September 30, 2016 and September 30, 2015, respectively.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2016 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Senior Secured Debt	$2,274,188	Discounted Cash Flow (Yield analysis)	Market Yield	5.1%-24.5%	11.2%
Senior Secured Debt	116,288	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	4.5x-10.5x	6.5x
Senior Secured Debt	58,926	Enterprise Value Waterfall (Market approach)	Revenue Multiple	0.3x-0.7x	0.6x
Senior Secured Debt	31,055	Enterprise Value Waterfall (Discounted cash flow)	Discount Rate	6.2%-8.2%	7.2%
Senior Secured Debt	16,963	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt (1)	360,145	Enterprise Value Waterfall	Loss-adjusted discount rate	3.0%-16.1%	11.5%
Senior Secured Debt (2)	283,972	Enterprise Value Waterfall (NAV Analysis)	Capitalization Rate	3.4%-8.3%	5.9%
		Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Subordinated Secured Debt	836,743	Discounted Cash Flow (Yield Analysis)	Market Yield	5.1%-28.3%	12.4%
Subordinated Secured Debt	28,622	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	7.0x-8.0x	7.5x
Subordinated Secured Debt (3)	323,907	Enterprise Value Waterfall (Market approach)	Book Value Multiple	1.2x-3.7x	2.5x
		Enterprise Value Waterfall (Market approach)	Earnings Multiple	7.0x-11.0x	10.2x
Subordinated Unsecured Debt	61,890	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	6.0x-11.9x	9.4x
Subordinated Unsecured Debt	7,076	Relative Value (Yield analysis)	Market yield	26.7%-30.4%	28.6%
Small Business Loans (4)	15,206	Discounted Cash Flow	Loss-Adjusted Discount Rate	10.9%-31.6%	27.4%
CLO Residual Interest	1,031,122	Discounted Cash Flow	Discount Rate	15.0%-23.2%	17.2%
Preferred Equity	76,064	Enterprise Value Waterfall (Market approach)	Revenue Multiple	1.9x-2.4x	2.1x
Common Equity/Interests/Warrants	47,741	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	4.0x-9.0x	6.6x
Common Equity/Interests/Warrants	21,650	Enterprise Value Waterfall (Market approach)	Revenue Multiple	0.3x-1.8x	1.4x
Common Equity/Interests/Warrants (1)	56,440	Enterprise Value Waterfall	Loss-adjusted discount rate	3.0%-16.1%	11.5%
Common Equity/Interests/Warrants (2)	211,070	Enterprise Value Waterfall (NAV analysis)	Capitalization Rate	3.4%-8.3%	5.9%
		Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Common Equity/Interests/Warrants (3)	125,307	Enterprise Value Waterfall (Market approach)	Book Value Multiple	1.2x-3.7x	2.3x
		Enterprise Value Waterfall (Market approach)	Earnings Multiple	7.0x-11.0x	9.9x
Common Equity/Interests/Warrants (5)	68,362	Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Common Equity/Interests/Warrants	23,988	Discounted Cash Flow	Discount Rate	6.5%-8.5%	7.5%
Common Equity/Interests/Warrants	4,069	Discounted Cash Flow (Yield analysis)	Market Yield	16.0%-18.0%	17.0%
Common Equity/Interests/Warrants	26,687	Liquidation Analysis	N/A	N/A	N/A
Escrow Receivable	2,115	Discounted Cash Flow	Discount Rate	6.3%-7.4%	6.9%
Total Level 3 Investments	$6,109,596

(1)
Represents an investment in a Real Estate Investment subsidiary. The Enterprise Value analysis includes the fair value of our investments in such indirect subsidiary’s consumer loans purchased from online consumer lending platforms, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above. In addition, the valuation also used projected loss rates as an unobservable input ranging from 0.61%-24.23%, with a weighted average of 10.41%.

(2)	Represents our REIT investments. EV waterfall methodology uses both the net asset value analysis and discounted cash flow analysis, which are weighted equally (50%).

(3)
Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes book value and earnings multiples, as noted above. In addition, the valuation of certain consumer finance companies utilizes the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies each observable input (book value multiple, earnings multiple and discount rate) is weighted equally. For these companies the discount rate ranged from 14.5% to 18.0% with a weighted average of 15.6%.

(4)
Includes our investments in small business whole loans purchased from OnDeck. Valuation also used projected loss rates as an unobservable input ranging from 0.37%-4.06%, with a weighted average of 0.84%.

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

We hold more than a 10% interest in certain foreign corporations that are treated as controlled foreign corporations (“CFC”) for U.S. federal income tax purposes (including our residual interest tranche investments in CLOs). Therefore, we are treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporations in an amount equal to our pro rata share of the corporation’s income for that tax year (including both ordinary earnings and capital gains). We are required to include such deemed distributions from a CFC in our taxable income and we are required to distribute at least 90% of such income to maintain our RIC status, regardless of whether or not the CFC makes an actual distribution during such year.

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

If we are required to include amounts in income prior to receiving distributions representing such income, we may have to sell some of our investments at times and/or at prices management would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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
During the three months ended September 30, 2016, the valuation methodology for Arctic Energy Services, LLC (“Arctic Energy”) changed to remove the discounted cash flow analysis. As a result of the company’s performance and current market conditions, the fair value of our investment in Arctic Energy decreased to $20,167 as of September 30, 2016, a discount of $40,709 from its amortized cost, compared to the $22,536 unrealized depreciation recorded at June 30, 2016.
During the three months ended September 30, 2016, the valuation methodology for CP Energy Services Inc. (“CP Energy”) changed to remove the discounted cash flow analysis. As a result of the company’s performance and current market conditions, the fair value of our investment in CP Energy remained at $76,002 as of September 30, 2016, a discount of $37,498 from its amortized cost, same as recorded at June 30, 2016.
During the three months ended September 30, 2016, the valuation methodology for Nixon, Inc. (“Nixon”) changed to remove the shadow rating method. As a result of the company’s performance the fair value of our investment in Nixon decreased to $10,877 as of September 30, 2016, a discount of $3,320 from its amortized cost, compared to the $2,421 unrealized depreciation recorded at June 30, 2016.
During the three months ended September 30, 2016, the valuation methodology for Security Alarm Financing Enterprises, L.P (“Safe”) changed to remove the shadow rating and WACC methods and incorporate a waterfall analysis. As a result of the full repayment of the investment subsequent to September 30, 2016, the fair value of our investment in Safe was increased to $25,000 as of September 30, 2016, equivalent to its amortized cost and repayment amount, compared to the $2,300 unrealized depreciation recorded at June 30, 2016.
During the three months ended September 30, 2016, the valuation methodology for SESAC Holdco II LLC (“SESAC”) changed to remove the WACC method. There was no substantial change to SESAC’s fair value of $9,885 as of September 30, 2016, equivalent to its amortized cost, compared to $9,878 at June 30, 2016.

During the three months ended September 30, 2016, the valuation methodology for United Sporting Companies, Inc. (“USC”) changed to remove the waterfall analysis. As a result of the company’s performance, the fair value of our investment in USC increased to $138,758 as of September 30, 2016, a discount of $2,089 from its amortized cost, compared to the $4,179 unrealized depreciation recorded at June 30, 2016.
During the three months ended September 30, 2016, we provided $35,295 of debt and $11,086 of equity financing to NPRC for the acquisition of real estate properties and $3,093 of equity financing to NPRC to fund capital expenditures for existing properties.
During the three months ended September 30, 2016, we provided $47,354 and $8,357 of debt and equity financing, respectively, to NPRC and its wholly-owned subsidiaries to support the online consumer lending initiative.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 18 to 84 months. As of September 30, 2016, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 103,334 individual loans and had an aggregate fair value of $728,332. The average outstanding individual loan balance is approximately $7 and the loans mature on dates ranging from October 31, 2016 to September 24, 2023 with a weighted- average outstanding term of 33 months as of September 30, 2016. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 22.7%. As of September 30, 2016, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $416,585.
As of September 30, 2016, based on outstanding principal balance, 8.0% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 22.8% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 69.2% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$61,017	$59,361	4.0% - 34.0%	11.7%
Prime	174,112	166,602	5.3% - 36.0%	15.2%
Near Prime	527,613	502,369	6.0% - 36.0%	26.5%
*Based on outstanding principal balance of the online consumer loans.

As of September 30, 2016, our investment in NPRC and its wholly-owned subsidiaries had an amortized cost of $832,561 and a fair value of $979,990, including our investment in online consumer lending as discussed above. The fair value of $563,405 relates to NPRC’s real estate portfolio was comprised of thirty eight multi-families properties, twelve self-storage units, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of September 30, 2016.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	1557 Terrell Mill Road, LLC	Marietta, GA	12/28/2012	23,500	14,829
3	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	46,700
4	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	20,389
5	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
6	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	181,214
7	APH Carroll 41, LLC	Marietta, GA	11/1/2013	30,600	32,594
8	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,375
9	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,845
10	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,700
11	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,550
12	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	14,092
13	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
14	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	19,957
15	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	23,339
16	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	33,006
17	Uptown Park Apartments II, LLC	Altamonte Springs, FL	11/19/2013	36,590	29,832
18	Mission Gate II, LLC	Plano, TX	11/19/2013	47,621	41,695
19	St. Marin Apartments II, LLC	Coppell, TX	11/19/2013	73,078	62,526
20	Atlanta Eastwood Village LLC	Stockbridge, GA	12/12/2013	25,957	19,785
21	Atlanta Monterey Village LLC	Jonesboro, GA	12/12/2013	11,501	9,193
22	Atlanta Hidden Creek LLC	Morrow, GA	12/12/2013	5,098	3,619
23	Atlanta Meadow Springs LLC	College Park, GA	12/12/2013	13,116	10,180
24	Atlanta Meadow View LLC	College Park, GA	12/12/2013	14,354	11,141
25	Atlanta Peachtree Landing LLC	Fairburn, GA	12/12/2013	17,224	13,575
26	APH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	27,990
27	Plantations at Hillcrest, LLC	Mobile, AL	1/17/2014	6,930	4,858
28	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	8,086
29	APH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,728
30	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
31	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
32	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
33	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
34	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
35	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
36	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
37	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	8,927	6,695
38	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
39	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	74,258

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
40	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	10,440
41	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	11,000
42	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	20,142
43	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	10,080
44	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	10,480
45	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	15,480
46	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	12,240
47	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	8,040
48	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
49	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
50	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
51	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
52	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
53	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
54	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	41,250
55	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
56	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
57	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
58	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
58	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	44,727
60	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	6,087
61	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	18,460
				$1,450,441	$1,164,155
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
On July 1, 2016, BNN Holdings Corp. was sold. The sale provided net proceeds for our minority position of $2,365, resulting in a realized gain of $137. In addition, there is $652 being held in escrow, which will be recognized as an additional realized gain if and when received.
On August 17, 2016, we made a $5,000 investment in BCD Acquisition, Inc. (“Big Tex”). On August 18, 2016, we sold our $5,000 investment in Big Tex and realized a gain of $138 on the sale.
On August 19, 2016, we sold our investment in Nathan’s Famous, Inc. for net proceeds of $3,240 and realized a gain of $240 on the sale.
On September 27, 2016, we received additional bankruptcy proceeds for our previously impaired investment in New Century Transportation, Inc., and recorded a realized gain of $936, offsetting the previously recognized loss.
As of September 30, 2016, $3,859,415 of our loans, at fair value, bear interest at floating rates and have LIBOR floors ranging from 0.3% to 4.0%. As of September 30, 2016, $540,360 of our loans, at fair value, bear interest at fixed rates ranging from 5% to 22.0%. As of June 30, 2016, $3,737,046 of our loans, at fair value, bore interest at floating rates and have LIBOR floors ranging from 0.3% to 4.0%. As of June 30, 2016, $495,912 of our loans, at fair value, bore interest at fixed rates ranging from 5% to 22.0%.

At September 30, 2016, eight loan investments were on non-accrual status: Ark-La-Tex Wireline Services, LLC (“Ark-La-Tex”), Gulf Coast Machine & Supply Company (“Gulf Coast”), Nixon, Spartan Energy Services, Inc. (“Spartan”), Targus International

LLC (“Targus”), USES Corp. (“USES”), Venio LLC (“Venio”) and Wolf Energy, LLC (“Wolf Energy). At June 30, 2016, seven loan investments were on non-accrual status: Ark-La-Tex, Gulf Coast, Spartan, Targus, USES, Venio and Wolf Energy. Principal balances of these loans amounted to $251,486 and $234,307 as of September 30, 2016 and June 30, 2016, respectively. The fair value of these loans amounted to $99,136 and $90,540 as of September 30, 2016 and June 30, 2016, respectively. The fair values of these investments represent approximately 1.6% and 1.4% of our total assets at fair value as of September 30, 2016 and June 30, 2016, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 6.00%. As of September 30, 2016 and June 30, 2016, we had $42,484 and $40,560, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of September 30, 2016 and June 30, 2016.
During the three months ended September 30, 2015, we sold $74,377 of the outstanding principal balance of the senior secured Term Loan A investments in certain portfolio companies. There was no gain or loss realized on the sale. We serve as an agent for these loans and collect a servicing fee from the counterparties on behalf of the Investment Adviser. We receive a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser. See Note 13 for further discussion.
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
As of September 30, 2016 and June 30, 2016, we did not have a single investment that represented greater than 20% of our total investment portfolio at fair value. As of September 30, 2016 and June 30, 2016, we had one investment whose assets represented greater than 20% of our total assets. Income, consisting of interest, dividends, fees, other investment income and gains or losses, which can fluctuate upon repayment or sale of an investment or the marking to fair value an investment in any given period can be highly concentrated among several investments. After performing the income analysis for the three months ended September 30, 2016 as currently promulgated by the SEC, we determined that one of our controlled investments individually generated more than 20% of our income, primarily due to unrealized appreciation/depreciation that was recognized on the investment during the three months ended September 30, 2016.
The following tables show summarized financial information for NPRC and its subsidiaries, which met the 20% income and asset tests for the three months ended September 30, 2016:

	September 30, 2016	June 30, 2016
Balance Sheet Data
Cash and cash equivalents	$89,750	$74,691
Real estate, net	1,341,436	1,100,548
Unsecured consumer loans at fair value	728,332	674,423
Other assets	46,673	31,575
Mortgages payable	1,153,897	962,784
Revolving credit facilities	377,096	364,030
Notes payable, due to Prospect or Affiliate	642,052	561,282
Other liabilities	42,830	32,118
Total equity	(9,684)	(38,977)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Summary of Operations
Total revenue	$84,714	$62,549
Total expenses	70,995	55,529
Operating income	13,719	7,020
Depreciation and amortization	13,020	12,482
Fair value adjustment	18,707	10,086
Net loss	(18,008)	(15,548)
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
On August 29, 2014, we renegotiated the 2012 Facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility” and collectively with the 2012 Facility, the “Revolving Credit Facility”). The lenders have extended commitments of $885,000 under the 2014 Facility as of September 30, 2016. The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.
The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of September 30, 2016, we were in compliance with the applicable covenants.
Interest on borrowings under the 2014 Facility is one-month LIBOR plus 225 basis points. Additionally, the lenders charge a fee on the unused portion of the 2014 Facility equal to either 50 basis points if at least 35% of the credit facility is drawn or 100 basis points otherwise. The 2014 Facility requires us to pledge assets as collateral in order to borrow under the credit facility.
As of September 30, 2016 and June 30, 2016, we had $658,173 and $538,456, respectively, available to us for borrowing under the Revolving Credit Facility, of which the amount outstanding was $44,000 and $0, respectively. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $885,000. As of September 30, 2016, the investments, including cash and money market funds, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,478,009, which represents 23.7% of our total investments, including cash and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $12,405 of new fees and $3,539 of fees carried over for continuing participants from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, of which $6,834 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of September 30, 2016.

During the three months ended September 30, 2016 and September 30, 2015, we recorded $2,963 and $3,701, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On February 18, 2011, we issued $172,500 aggregate principal amount of convertible notes that mature on August 15, 2016 (the “2016 Notes”), unless previously converted or repurchased in accordance with their terms. The 2016 Notes bear interest at a rate of 5.50% per year, payable semi-annually on February 15 and August 15 of each year, beginning August 15, 2011. Total proceeds from the issuance of the 2016 Notes, net of underwriting discounts and offering costs, were $167,325. Between January 30, 2012 and February 2, 2012, we repurchased $5,000 aggregate principal amount of the 2016 Notes at a price of 97.5, including commissions. The transactions resulted in our recognizing $10 of loss in the year ended June 30, 2012. On August 15, 2016, we repaid the outstanding principal amount of the 2016 Notes, plus interest. No gain or loss was realized on the transaction.
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
Certain key terms related to the convertible features for the 2017 Notes, the 2018 Notes, the 2019 Notes and the 2020 Notes (collectively, the “Convertible Notes”) are listed below.

	2017 Notes	2018 Notes	2019 Notes	2020 Notes
Initial conversion rate(1)	85.8442	82.3451	79.7766	80.6647
Initial conversion price	$11.65	$12.14	$12.54	$12.40
Conversion rate at September 30, 2016(1)(2)	87.7516	84.1497	79.8360	80.6670
Conversion price at September 30, 2016(2)(3)	$11.40	$11.88	$12.53	$12.40
Last conversion price calculation date	4/16/2016	8/14/2016	12/21/2015	4/11/2016
Dividend threshold amount (per share)(4)	$0.101500	$0.101600	$0.110025	$0.110525

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at September 30, 2016 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

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
In connection with the issuance of the Convertible Notes, we incurred $29,112 of fees which are being amortized over the terms of the notes, of which $13,260 remains to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities as of September 30, 2016.
During the three months ended September 30, 2016 and September 30, 2015, we recorded $14,713 and $18,729, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
Note 6. Public Notes
On March 15, 2013, we issued $250,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “2023 Notes”). The 2023 Notes bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2013. Total proceeds from the issuance of the 2023 Notes, net of underwriting discounts and offering costs, were $243,641.

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
On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market program with FBR Capital Markets & Co. through which we could sell, by means of at-the-market offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes. During the three months ended September 30, 2016, we issued $37,901 in aggregate principal amount under our 2024 Notes Follow-on Program for net proceeds of $37,425 after commissions and offering costs. As of September 30, 2016, total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, was $193,637.
The 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.

In connection with the issuance of the 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes, we incurred $13,580 of fees which are being amortized over the term of the notes, of which $10,366 remains to be amortized and is included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities as of September 30, 2016.
During the three months ended September 30, 2016 and September 30, 2015, we recorded $10,780 and $7,821, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the three months ended September 30, 2016, we issued $38,917 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $38,435. These notes were issued with stated interest rates ranging from 5.00% to 5.50% with a weighted average interest rate of 5.42%. These notes mature between July 15, 2021 and September 15, 2021.
During the three months ended September 30, 2015, we issued $48,134 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $47,381. These notes were issued with stated interest rates ranging from 4.63% to 5.25% with a weighted average interest rate of 5.06%. These notes mature between July 15, 2020 and March 15, 2022. The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2015.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$17,784	4.63%–4.75%	4.74%	July 15, 2020 – September 15, 2020
6.5	30,350	5.10%–5.25%	5.24%	January 15, 2022 – March 15, 2022
	$48,134

During the three months ended September 30, 2016, we repaid $1,979 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2016 was $61. The following table summarizes the Prospect Capital InterNotes® outstanding as of September 30, 2016.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,109	4.00%	4.00%	April 15, 2017
4	45,690	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	297,916	4.25%–5.50%	5.01%	July 15, 2018 – September 15, 2021
5.2	4,440	4.63%	4.63%	August 15, 2020 – September 15, 2020
5.3	2,686	4.63%	4.63%	September 15, 2020
5.4	5,000	4.75%	4.75%	August 15, 2019
5.5	109,718	4.25%–5.00%	4.65%	February 15, 2019 – November 15, 2020
6	2,197	3.38%	3.38%	April 15, 2021 – May 15, 2021
6.5	40,817	5.10%–5.50%	5.24%	February 15, 2020 – May 15, 2022
7	192,016	4.00%–6.55%	5.13%	June 15, 2019 – December 15, 2022
7.5	1,996	5.75%	5.75%	February 15, 2021
10	37,519	3.85%–7.00%	6.13%	March 15, 2022 – December 15, 2025
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,325	5.25%–6.00%	5.36%	May 15, 2028 – November 15, 2028
18	22,238	4.13%–6.25%	5.53%	December 15, 2030 – August 15, 2031
20	4,452	5.63%–6.00%	5.89%	November 15, 2032 – October 15, 2033
25	35,015	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	114,924	5.50%–6.75%	6.23%	November 15, 2042 – October 15, 2043
	$945,746
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

The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2016.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,109	4.00%	4.00%	April 15, 2017
4	45,690	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	259,191	4.25%–5.75%	4.95%	July 15, 2018 – June 15, 2021
5.20	4,440	4.63%	4.63%	August 15, 2020 – September 15, 2020
5.3	2,686	4.63%	4.63%	September 15, 2020
5	5,000	4.75%	4.75%	August 15, 2019
5.5	109,808	4.25%–5.00%	4.65%	February 15, 2019 – November 15, 2020
6	2,197	3.38%	3.38%	April 15, 2021 – May 15, 2021
6.5	40,867	5.10%–5.50%	5.24%	February 15, 2020 – May 15, 2022
7.0	192,076	4.00%–6.55%	5.13%	June 15, 2019 – December 15, 2022
7.5	1,996	5.75%	5.75%	February 15, 2021
10	37,533	3.62%–7.00%	6.11%	March 15, 2022 – December 15, 2025
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,325	5.25%–6.00%	5.36%	May 15, 2028 – November 15, 2028
18	22,303	4.13%–6.25%	5.53%	December 15, 2030 – August 15, 2031
20	4,462	5.63%–6.00%	5.89%	November 15, 2032 – October 15, 2033
25	35,110	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	116,327	5.50%–6.75%	6.23%	November 15, 2042 – October 15, 2043
	$908,808
In connection with the issuance of Prospect Capital InterNotes®, we incurred $22,797 of fees which are being amortized over the term of the notes, of which $14,932 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of September 30, 2016.
During the three months ended September 30, 2016 and September 30, 2015, we recorded $13,213 and $11,706 , respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.

Note 8. Fair Value and Maturity of Debt Outstanding
The following table shows our outstanding debt as of September 30, 2016.

	September 30, 2016
	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility (2)	$44,000	$6,834	$44,000	(3)	$44,000		1ML+2.25%	(6)

2017 Notes	129,500	693	128,807		132,090	(4)	5.91%	(7)
2018 Notes	200,000	1,860	198,140		205,450	(4)	6.42%	(7)
2019 Notes	200,000	2,682	197,318		206,500	(4)	6.51%	(7)
2020 Notes	392,000	8,025	383,975		397,880	(4)	5.38%	(7)
Convertible Notes	921,500		908,240		941,920

2023 Notes	250,000	4,528	245,472		250,000	(4)	6.22%	(7)
5.00% 2019 Notes	300,000	2,288	297,712		306,975	(4)	5.29%	(7)
2024 Notes	199,281	5,644	193,637		204,303	(4)	6.52%	(7)
Public Notes	749,281		736,821		761,278

Prospect Capital InterNotes®	945,746	14,932	930,814		952,054	(5)	5.71%	(8)
Total	$2,660,527		$2,619,875		$2,699,252

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of September 30, 2016.

(2)	The maximum draw amount of the Revolving Credit facility as of September 30, 2016 is $885,000.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Note 2 for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates.

(6)	For the Revolving Credit Facility, we have adjusted the stated rate as the fees are amortized on a straight-line method over the stated life of the obligation.

(7)
The effective interest rate is equal to the effect of the stated interest, the accretion of original issue discount and debt issuance costs. For the 2024 Notes, the rate presented is a combined effective interest rate of the 2024 Notes and 2024 Notes Follow-on Program.

(8)	For the Prospect Capital InterNotes®, the rate presented is the weighted average effective interest rate.

The following table shows our outstanding debt as of June 30, 2016.

	June 30, 2016
	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility (2)	$—	$7,525	$—	(3)	$—		1ML+2.25%	(6)

2016 Notes	167,500	141	167,359		167,081	(4)	6.18%	(7)
2017 Notes	129,500	852	128,648		130,762	(4)	5.91%	(7)
2018 Notes	200,000	2,162	197,838		204,000	(4)	6.42%	(7)
2019 Notes	200,000	2,952	197,048		202,000	(4)	6.51%	(7)
2020 Notes	392,000	8,532	383,468		376,881	(4)	5.38%	(7)
Convertible Notes	1,089,000		1,074,361		1,080,724

2023 Notes	250,000	4,670	245,330		252,355	(4)	6.22%	(7)
5.00% 2019 Notes	300,000	2,476	297,524		302,442	(4)	5.29%	(7)
2024 Notes	161,380	4,866	156,514		159,250	(4)	6.52%	(7)
Public Notes	711,380		699,368		714,047

Prospect Capital InterNotes®	908,808	15,597	893,211		894,840	(5)	5.51%	(8)
Total	$2,709,188		$2,666,940		$2,689,611

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of June 30, 2016.

(2)	The maximum draw amount of the Revolving Credit facility as of June 30, 2016 is $885,000.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Note 2 for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates.

(6)	For the Revolving Credit Facility, we have adjusted the stated rate as the fees are amortized on a straight-line method over the stated life of the obligation.

(7)
The effective interest rate is equal to the effect of the stated interest, the accretion of original issue discount and debt issuance costs. For the 2024 Notes, the rate presented is a combined effective interest rate of the 2024 Notes and 2024 Notes Follow-on Program.

(8)	For the Prospect Capital InterNotes®, the rate presented is the weighted average effective interest rate.
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of September 30, 2016.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$44,000	—	$—	$44,000	$—
Convertible Notes	921,500	—	529,500	392,000	—
Public Notes	749,281	—	300,000	—	449,281
Prospect Capital InterNotes®	945,746	8,819	270,957	385,415	280,555
Total Contractual Obligations	$2,660,527	$8,819	$1,100,457	$821,415	$729,836
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2016.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$—	$—	$—	$—	$—
Convertible Notes	1,089,000	167,500	529,500	392,000	—
Public Notes	711,380	—	—	300,000	411,380
Prospect Capital InterNotes®	908,808	8,819	257,198	360,599	282,192
Total Contractual Obligations	$2,709,188	$176,319	$786,698	$1,052,599	$693,572
Note 9. Stock Repurchase Program, Equity Offerings, Offering Expenses, and Distributions
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify shareholders of our intention to purchase our common stock. Our last notice was delivered with our annual proxy mailing on September 21, 2016. This notice extends for six months after the date that notice is delivered.
We did not repurchase any shares of our common stock for the three months ended September 30, 2016. During the three months ended September 30, 2015, we repurchased 4,358,750 shares of our common stock pursuant to our publicly announced Repurchase Program for $31,530, or approximately $7.23 weighted average price per share at approximately a 30% discount to net asset value as of June 30, 2015. Our NAV per share was increased by approximately $0.04 for the three months ended September 30, 2015 as a result of the share repurchases.

Repurchases of Common Stock	Three Months Ended September 30, 2015
Dollar amount repurchased	$31,530
Shares Repurchased	4,358,750
Weighted average price per share	7.23
Weighted average discount to June 30, 2015 net asset value	30%
As of September 30, 2016, the approximate dollar value of shares that may yet be purchased under the plan is $65,860.
Excluding dividend reinvestments, during the three months ended September 30, 2016 and September 30, 2015, we did not issue any shares of our common stock.
On November 3, 2015, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $4,730,685 of additional debt and equity securities in the public market as of September 30, 2016. See Note 18 for updates to our Registration Statement subsequent to September 30, 2016.
During the three months ended September 30, 2016 and September 30, 2015, we distributed approximately $89,428 and $89,115, respectively, to our stockholders. The following table summarizes our distributions declared and payable for the three months ended September 30, 2015 and September 30, 2016.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/6/2015	7/31/2015	8/20/2015	$0.083330	$29,909
5/6/2015	8/31/2015	9/17/2015	0.083330	29,605
8/24/2015	9/30/2015	10/22/2015	0.083330	29,601
Total declared and payable for the three months ended September 30, 2015				$89,115

5/9/2016	7/29/2016	8/18/2016	$0.083330	$29,783
5/9/2016	8/31/2016	9/22/2016	0.083330	29,809
8/25/2016	9/30/2016	10/20/2016	0.083330	29,836
Total declared and payable for the three months ended September 30, 2016				$89,428

Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during three months ended September 30, 2016 and September 30, 2015. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to September 30, 2016:

•	$0.08333 per share for October 2016 to holders of record on October 31, 2016 with a payment date of November 17, 2016.
During the three months ended September 30, 2016 and September 30, 2015, we issued 934,927 and 490,473 shares of our common stock, respectively, in connection with the dividend reinvestment plan.
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

During the three months ended September 30, 2016, Prospect officers purchased 678,360 shares of our stock, or 0.2% of total outstanding shares as of September 30, 2016, both through the open market transactions and shares issued in connection with our dividend reinvestment plan.
As of September 30, 2016, we have reserved 75,782,455 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5).
Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three months ended September 30, 2016 and September 30, 2015.

	Three Months Ended September 30,
	2016	2015
Structuring and amendment fees (refer to Note 3)	$4,476	$3,642
Royalty and Net Revenue interests	1,170	1,903
Administrative agent fees	152	188
Total Other Income	$5,798	$5,733
Note 11. Net Increase in Net Assets per Share
The following information sets forth the computation of net increase in net assets resulting from operations per share during the three months ended September 30, 2016 and September 30, 2015.

	Three Months Ended September 30,
	2016	2015
Net increase in net assets resulting from operations	$81,366	$27,817
Weighted average common shares outstanding	357,527,279	356,962,242
Net increase in net assets resulting from operations per share	$0.23	$0.08
Note 12. Income Taxes
While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is August 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified. The tax return for the tax year ended August 31, 2016 has not been filed. Taxable income and all amounts related to taxable income for the tax year ended August 31, 2016 are estimates and will not be fully determined until our tax return is filed.

For income tax purposes, dividends paid and distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to shareholders during the tax years ended August 31, 2016, 2015 and 2014 were as follows:

	Tax Year Ended August 31,
	2016	2015	2014
Ordinary income	$355,985	$413,640	$413,051
Capital gain	—	—	—
Return of capital	—	—	—
Total dividends paid to shareholders	$355,985	$413,640	$413,051
We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S shareholders. Under IRC Section 871(K), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. For the 2016 calendar year, 45.56% of our distributions as of September 30, 2016 qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non U.S. shareholders.

For the tax year ending August 31, 2017, the tax character of dividends paid to shareholders through September 30, 2016 is expected to be ordinary income. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending August 31, 2017.

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended August 31, 2016, 2015 and 2014:

	Tax Year Ended August 31,
	2016	2015	2014
Net increase in net assets resulting from operations	$262,832	$360,572	$317,671
Net realized loss on investments	22,666	164,230	28,244
Net unrealized (appreciation) depreciation on investments	73,181	(157,745)	24,638
Other temporary book-to-tax differences	(8,875)	98,289	(9,122)
Permanent differences	2,489	2,436	(4,317)
Taxable income before deductions for distributions	$352,293	$467,782	$357,114
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. The Regulated Investment Company Modernization Act (the “RIC Modernization Act”) was enacted on December 22, 2010. Under the RIC Modernization Act, capital losses incurred by taxpayers in taxable years beginning after the date of enactment will be allowed to be carried forward indefinitely and are allowed to retain their character as either short-term or long-term losses. As such, the capital loss carryforwards generated by us after the August 31, 2011 tax year will not be subject to expiration. Any losses incurred in post-enactment tax years will be required to be utilized prior to the losses incurred in pre-enactment tax years. As of August 31, 2016, we had capital loss carryforwards of approximately $314,624 available for use in later tax years. Of the amount available as of August 31, 2016, $32,612 and $46,156 will expire on August 31, 2017 and 2018, respectively, and $235,857 is not subject to expiration. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, substantially all of the Company's capital loss carryforwards may become permanently unavailable due to limitations by the Code.
For the tax year ended August 31, 2016, we had taxable income in excess of the distributions made and we elected to carry forward the excess for distribution to shareholders in the tax year ending August 31, 2017. The cumulative amount carried forward to 2017 is approximately $99,919.
As of September 30, 2016, the cost basis of investments for tax purposes was $6,388,533 resulting in estimated gross unrealized appreciation and depreciation of $259,711 and $538,648, respectively. As of June 30, 2016, the cost basis of investments for tax purposes was $6,175,709 resulting in estimated gross unrealized appreciation and depreciation of $192,035 and $470,036, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of September 30, 2016 and June 30, 2016 was calculated based on the book cost of investments as of September 30, 2016 and

June 30, 2016, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2016 and 2015, respectively.
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal excise taxes, among other items. During the tax year ended August 31, 2016, we decreased overdistributed net investment income by $2,489, increased accumulated net realized loss on investments by $1,296 and decreased capital in excess of par value by $1,193. During the tax year ended August 31, 2015, we decreased overdistributed net investment income by $2,435, increased accumulated net realized loss on investments by $8,542 and increased capital in excess of par value by $6,107. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended August 31, 2016 is being recorded in the fiscal year ending June 30, 2017 and the reclassifications for the taxable year ended August 31, 2015 were recorded in the fiscal year ended June 30, 2016.
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
The total gross base management fee incurred to the favor of the Investment Adviser was $31,340 and $33,416 during the three months ended September 30, 2016 and September 30, 2015, respectively.
The Investment Adviser has entered into a servicing agreement with certain institutions who purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. During the three months ended September 30, 2016 and 2015, we received payments of $548 and $462, respectively, from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments, which reduced the base management fee payable to $30,792 and $32,954 for the three months ended September 30, 2016 and 2015, respectively.
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
The total income incentive fee incurred was $19,730 and $22,810 during the three months ended September 30, 2016 and September 30, 2015, respectively. No capital gains incentive fee was incurred during the three months ended September 30, 2016 and September 30, 2015.
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
The allocation of gross overhead expense from Prospect Administration was $4,871 and $5,876 for the three months ended September 30, 2016 and 2015, respectively. Prospect Administration received estimated payments of $1,338 and $1,698 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the three months ended September 30, 2016 and 2015, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration, resulting in net overhead expense of $3,533 and $4,178 during the three months ended September 30, 2016 and 2015, respectively. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. (See Managerial Assistance section below and Note 14 for further discussion.)
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
During the three months ended September 30, 2016 and September 30, 2015, we received payments of $1,630 and $1,193, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the three months ended September 30, 2015, we incurred $600 of managerial assistance expense related to our consolidated entity First Tower Delaware which was included within allocation from Prospect Administration on our Consolidated Statement of Operations for the three months ended September 30, 2015. See Note 14 for further discussion.
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

We reimburse CLO investment valuation service fees initially borne by Priority Income Fund, Inc. During the three months ended September 30, 2016 and 2015, we recognized expenses that were reimbursed for valuation services of $24 and $28, respectively.
As of September 30, 2016, we had co-investments with Priority Income Fund, Inc. in the following CLO funds: Apidos CLO XXII, Babson CLO Ltd. 2014-III, Carlyle Global Market Strategies CLO 2016-3, Ltd., Cent CLO 21 Limited, CIFC Funding 2014-IV Investor, Ltd., Galaxy XVII CLO, Ltd., Halcyon Loan Advisors Funding 2014-2 Ltd., Halcyon Loan Advisors Funding 2015-3 Ltd., HarbourView CLO VII, Ltd., Jefferson Mill CLO Ltd., Mountain View CLO IX Ltd., Octagon Investment Partners XVIII, Ltd., Symphony CLO XIV Ltd., Voya IM CLO 2014-1 Ltd., Voya CLO 2016-3, Ltd. and Washington Mill CLO Ltd; however HarbourView CLO VII, Ltd. and Octagon Investment Partners XVIII, Ltd. are not considered co-investments pursuant to the Order as they were purchased on the secondary market.
Note 14. Transactions with Controlled Companies
The descriptions below detail the transactions which Prospect Capital Corporation (“Prospect”) has entered into with each of our controlled companies. Certain of the controlled entities discussed below were consolidated effective July 1, 2014 (see Note 1). As such, transactions with these Consolidated Holding Companies for the three months ended September 30, 2015 and September 30, 2016 are presented on a consolidated basis.
Airmall Inc.
Prospect owned 100% of the equity of AMU Holdings Inc. (“AMU”), a Consolidated Holding Company. AMU owned 98% of Airmall Inc. (f/k/a Airmall USA Holdings, Inc.) (“Airmall”). Airmall is a developer and manager of airport retail operations.
On August 1, 2014, Prospect sold its investments in Airmall Inc. On March 21, 2016, Prospect received $1,720 of the escrow proceeds which reduced the cost basis of the escrow receivable held on the balance sheet. On August 2, 2016, Prospect received the remaining escrow proceeds of $3,916, reducing the cost basis to zero.
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

The following interest payments were accrued and paid from APRC to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$2,295
Three Months Ended September 30, 2016	—
Included above, the following payment-in-kind interest from APRC was capitalized and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$557
Three Months Ended September 30, 2016	—
The following net revenue interest payments were paid from APRC to Prospect and recognized by Prospect as other income:

Three Months Ended September 30, 2015	$231
Three Months Ended September 30, 2016	—
The following managerial assistance payments were paid from APRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2015	$148
Three Months Ended September 30, 2016	—
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$86
September 30, 2016	—
The following payments were paid from APRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to APRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended September 30, 2015	$161
Three Months Ended September 30, 2016	—
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
The following interest payments were accrued and paid from Arctic Energy to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$1,123
Three Months Ended September 30, 2016	—

The following managerial assistance payments were paid from Arctic Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2015	$25
Three Months Ended September 30, 2016	—

The following managerial assistance recognized had not yet been paid by Arctic Energy to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2016	$50
September 30, 2016	75
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

In addition to the repayments noted above, the following amounts were paid from CCPI to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended September 30, 2015	$4,112
Three Months Ended September 30, 2016	112
The following cash distributions were declared and paid from CCPI to Prospect and recognized as a return of capital by Prospect:

Three Months Ended September 30, 2015	$1,918
Three Months Ended September 30, 2016	—
During the three months ended September 30, 2016, Prospect reclassified $123 of return of capital received from CCPI in prior periods as dividend income.

The following dividends were declared and paid from CCPI to Prospect and recognized as dividend income by Prospect:

Three Months Ended September 30, 2015	$2,872
Three Months Ended September 30, 2016	—
All dividends were paid from earnings and profits of CCPI.
The following interest payments were accrued and paid from CCPI to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$876
Three Months Ended September 30, 2016	750
Included above, the following payment-in-kind interest from CCPI was capitalized and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$155
Three Months Ended September 30, 2016	—
The following managerial assistance payments were paid from CCPI to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2015	$60
Three Months Ended September 30, 2016	60

The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$60
September 30, 2016	60
The following payments were paid from CCPI to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to CCPI (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended September 30, 2015	$96
Three Months Ended September 30, 2016	—
The following amounts were due from CCPI to Prospect for reimbursement of expenses paid by Prospect on behalf of CCPI and were included by Prospect within other receivables:

June 30, 2016	$2
September 30, 2016	1
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

The following interest payments were accrued and paid from CP Well to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$(390)
Three Months Ended September 30, 2016	—
As of September 30, 2015, due to a pending sale transaction, we reversed $4,616 of previously recognized payment-in-kind interest from CP Well of which we do not expect to receive.

Included above, the following payment-in-kind interest from CP Well was capitalized and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$1,798
Three Months Ended September 30, 2016	—
The following managerial assistance payments were paid from CP Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2015	$75
Three Months Ended September 30, 2016	—

The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$75
September 30, 2016	—
The following managerial assistance payments recognized by Prospect had not yet been paid by CP Energy to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2016	$—
September 30, 2016	75
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
On September 28, 2016, Prospect performed a buyout of Credit Central management’s ownership stake, purchasing additional subordinated debt of $12,523 at a discount of $7,521. Prospect also purchased $2,098 of additional shares, increasing its ownership to 99.91%.
The following interest payments were accrued and paid from Credit Central to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$1,857
Three Months Ended September 30, 2016	2,120
Included above, the following payment-in-kind interest from Credit Central was capitalized and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$—
Three Months Ended September 30, 2016	1,056
The following interest income recognized had not yet been paid by Credit Central to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$21
September 30, 2016	28
The following net revenue interest payments were paid from Credit Central to Prospect and recognized by Prospect as other income:

Three Months Ended September 30, 2015	$619
Three Months Ended September 30, 2016	—
The following managerial assistance payments were paid from Credit Central to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2015	$175
Three Months Ended September 30, 2016	175

The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$175
September 30, 2016	175
The following amounts were due to Credit Central from Prospect for reimbursement of expenses paid by Credit Central on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2016	$3
September 30, 2016	—
Echelon Aviation LLC
Prospect owns 99.02% of the membership interests of Echelon Aviation LLC (“Echelon”). Echelon owns 60.7% of the equity of AerLift Leasing Limited (“AerLift”).
On March 28, 2016, Echelon made an optional partial prepayment of $2,954 of the Senior Secured Revolving Credit Facility outstanding.
During the three months ended March 31, 2016, Echelon issued 36,059 Class B shares to the company’s President, decreasing Prospect’s ownership to 98.97%.
On September 28, 2016, Echelon made an optional partial prepayment of $6,800 of the Senior Secured Revolving Credit Facility outstanding.
During the three months ended September 30, 2016, Echelon issued 36,275 Class B shares to the company’s President, decreasing Prospect’s ownership to 98.56%.
The following dividends were declared and paid from Echelon to Prospect and recognized as dividend income by Prospect:

Three Months Ended September 30, 2015	$—
Three Months Ended September 30, 2016	200
All dividends were paid from earnings and profits of Echelon.
The following interest payments were accrued and paid from Echelon to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$1,460
Three Months Ended September 30, 2016	1,346
The following interest income recognized had not yet been paid by Echelon to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$2,335
September 30, 2016	934
The following managerial assistance payments were paid from Echelon to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2015	$63
Three Months Ended September 30, 2016	63
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$63
September 30, 2016	63

The following payments were paid from Echelon to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Echelon (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended September 30, 2015	$120
Three Months Ended September 30, 2016	54
The following amounts were due from Echelon to Prospect for reimbursement of expenses paid by Prospect on behalf of Echelon and were included by Prospect within other receivables:

June 30, 2016	$—
September 30, 2016	1
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
During the six months ended June 30, 2016, Prospect funded an additional $6,424 in the second lien revolving credit facility.
The following amounts were paid from Edmentum to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended September 30, 2015	$4,896
Three Months Ended September 30, 2016	6,424
The following interest payments were accrued and paid from Edmentum to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$1,052
Three Months Ended September 30, 2016	934
Included above, the following payment-in-kind interest from Edmentum was capitalized and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$454
Three Months Ended September 30, 2016	874
The following interest income recognized had not yet been paid by Edmentum to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$639
September 30, 2016	626
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

Transactions between Prospect and Freedom Marine are separately discussed below under “Freedom Marine Solutions, LLC.”
On August 6, 2015, Prospect dissolved the following entities: Change Clean Energy Company, LLC, Change Clean Energy, LLC, Down East Power Company, LLC and BioChips LLC.
First Tower Finance Company LLC
Prospect owns 100% of the equity of First Tower Holdings of Delaware LLC (“First Tower Delaware”), a Consolidated Holding Company. First Tower Delaware owns 80.1% of First Tower Finance Company LLC (f/k/a First Tower Holdings LLC) (“First Tower Finance”). First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.
During the three months ended December 31, 2015, Prospect made an additional $8,005 investment split evenly between equity and the second lien term loan to First Tower.
The following amounts were paid from First Tower to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended September 30, 2015	$678
Three Months Ended September 30, 2016	937
The following interest payments were accrued and paid from First Tower to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$14,137
Three Months Ended September 30, 2016	14,423
Included above, the following payment-in-kind interest from First Tower was capitalized and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$347
Three Months Ended September 30, 2016	1,753
The following interest income recognized had not yet been paid by First Tower to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$156
September 30, 2016	157
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

Three Months Ended September 30, 2015	$600
Three Months Ended September 30, 2016	—
The following managerial assistance payments were paid from First Tower Finance to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2015	$—
Three Months Ended September 30, 2016	600
The following managerial assistance payments received by Prospect has not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$600
September 30, 2016	600

The following amounts were due from First Tower to Prospect for reimbursement of expenses paid by Prospect on behalf of First Tower and were included by Prospect within other receivables:

June 30, 2016	$2
September 30, 2016	1
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
During the three months ended September 30, 2016, Prospect purchased an additional $601 in membership interests in Freedom Marine to support its ongoing operations and liquidity needs.
The following interest payments were accrued and paid from Vessel to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$161
Three Months Ended September 30, 2016	—
The following interest payments were accrued and paid from Vessel II to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$432
Three Months Ended September 30, 2016	—
The following interest payments were accrued and paid from Vessel III to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$532
Three Months Ended September 30, 2016	—
The following managerial assistance payments were paid from Freedom Marine to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2015	$75
Three Months Ended September 30, 2016	—
The following managerial assistance recognized had not yet been paid by Freedom Marine to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2016	$225
September 30, 2016	300
The following payments were paid from Freedom Marine to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Freedom Marine (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended September 30, 2015	$65
Three Months Ended September 30, 2016	—

Gulf Coast Machine & Supply Company
Prospect owns 100% of the preferred equity of Gulf Coast Machine & Supply Company (“Gulf Coast”). Gulf Coast is a provider of value-added forging solutions to energy and industrial end markets.
During the year ended June 30, 2016, Prospect made an additional $9,500 investment in the first lien term loan to Gulf Coast to fund capital improvements to key forging equipment and other liquidity needs.
During the three months ended September 30, 2016, Prospect made an additional $2,000 investment in the first lien term loan to Gulf Coast to fund capital improvements to key forging equipment and other liquidity needs.
The following amounts were paid from Gulf Coast to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended September 30, 2015	$75
Three Months Ended September 30, 2016	3,022
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

In addition to the repayments noted above, the following amounts were paid from Harbortouch to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended September 30, 2015	$1,274
Three Months Ended September 30, 2016	—
The following cash distributions were declared and paid from Harbortouch to Prospect and recognized as a return of capital by Prospect:

Three Months Ended September 30, 2015	$14
Three Months Ended September 30, 2016	—
The following interest payments were accrued and paid from Harbortouch to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$7,779
Three Months Ended September 30, 2016	—
The following managerial assistance payments were paid from Harbortouch to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2015	$125
Three Months Ended September 30, 2016	—

The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$83
September 30, 2016	—
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
During the three months ended March 31, 2016, Prospect’s ownership in MITY increased to 95.83% resulting from a stock repurchase of a key executive’s shares.
The following interest payments were accrued and paid from MITY to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$1,304
Three Months Ended September 30, 2016	1,307
Included above, the following payment-in-kind interest from MITY was capitalized and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$140
Three Months Ended September 30, 2016	—
The following interest income recognized had not yet been paid by MITY to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$440
September 30, 2016	14
The following interest payments were accrued and paid from Broda Canada to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$144
Three Months Ended September 30, 2016	144
The following interest income recognized had not yet been paid by Broda Canada to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$48
September 30, 2016	—
During the three months ended September 30, 2015, there was an unfavorable fluctuation in the foreign currency exchange rate and Prospect recognized $1of realized loss related to its investment in Broda Canada. During the three months ended September 30, 2016, there was a favorable fluctuation in the foreign currency exchange rate and Prospect recognized $5 of realized gain related to its investment in Broda Canada.

The following managerial assistance payments were paid from MITY to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2015	$75
Three Months Ended September 30, 2016	75

The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$—
September 30, 2016	75
The following managerial assistance recognized had not yet been paid by MITY to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2016	$75
September 30, 2016	—
The following payments were paid from MITY to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to MITY (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended September 30, 2015	$59
Three Months Ended September 30, 2016	—
The following amounts were due from MITY to Prospect for reimbursement of expenses paid by Prospect on behalf of Mity and were included within other receivables:

June 30, 2016	$—
September 30, 2016	1
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
On July 22, 2016 Prospect made a $2,700 investment in NPRC used to purchase additional common equity of NPRC through NPH. The proceeds were utilized by NPRC to purchase additional ownership interest in twelve multi-family properties for $2,698 and pay $2 of legal services provided by attorneys at Prospect Administration. The minority interest holder also invested an additional $49 in the JVs. The proceeds were used by the JVs to fund $2,747 of capital expenditures.
On August 4, 2016, Prospect made a $393 investment in NPRC used to purchase additional common equity of NPRC through NPH. The proceeds were utilized by NPRC to purchase additional ownership interest in four multi-family properties for $392 and pay $1 of legal services provided by attorneys at Prospect Administration. The minority interest holder also invested an additional $21 in the JVs. The proceeds were used by the JVs to fund $413 of capital expenditures.
On September 1, 2016, we made an investment into American Consumer Lending Limited (“ACLL”), a wholly-owned subsidiary of NPRC, under the ACLL credit agreement, for senior secured term loans, Term Loan C, with the same terms as the existing ACLLH Term Loan C due to us.
On September 28, 2016 Prospect made a $46,381 investment in NPRC, of which $35,295 was a Senior Term Loan and $11,086 was used to purchase additional common equity of NPRC through NPH. The proceeds were utilized by NPRC to purchase a 64.2% ownership interest in Vesper Portfolio JV, LLC for $46,324 and to pay $57 for tax and legal services provided by professionals at Prospect Administration. The JV was purchased for $250,000 which included debt financing and minority interest of $192,382 and $25,817, respectively. The remaining proceeds were used to pay $1,060 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $2,131 of third party expenses, $4,911 of pre-funded capex, and $5,310 of prepaid assets, with $1,111 retained by the JV for working capital.
During the three months ended September 30, 2016, we provided $47,354 and $8,357 of debt and equity financing, respectively, to NPRC to enable certain of its wholly-owned subsidiaries to invest in online consumer loans.

The following interest payments were accrued and paid by NPRC to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$5,955
Three Months Ended September 30, 2016	16,044
Included above, the following payment-in-kind interest from NPRC was capitalized and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$703
Three Months Ended September 30, 2016	—
The following interest income recognized had not yet been paid by NPRC to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$174
September 30, 2016	185
The following interest payments were accrued and paid by ACLLH to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$8,155
Three Months Ended September 30, 2016	5,269
The following interest income recognized had not yet been paid by ACLLH to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$44
September 30, 2016	60
The following interest payments were accrued and paid by ACLL to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$—
Three Months Ended September 30, 2016	235
The following interest income recognized had not yet been paid by ACLL to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$—
September 30, 2016	5
The following net revenue interest payments were paid from NPRC to Prospect and recognized by Prospect as other income:

Three Months Ended September 30, 2015	$768
Three Months Ended September 30, 2016	1,170
The following structuring fees were paid from NPRC to Prospect and recognized by Prospect as other income:

Three Months Ended September 30, 2015	$—
Three Months Ended September 30, 2016	1,060
The following structuring fees were paid from ACLLH to Prospect and recognized by Prospect as other income:

Three Months Ended September 30, 2015	$469
Three Months Ended September 30, 2016	710
The following managerial assistance payments were paid from NPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2015	$128
Three Months Ended September 30, 2016	325

The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$210
September 30, 2016	325
The following payments were paid from NPRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to NPRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended September 30, 2015	$433
Three Months Ended September 30, 2016	936
The following amounts were due from NPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of NPRC and included by Prospect within other receivables:

June 30, 2016	$—
September 30, 2016	20
The following amounts were due from ACLLH to Prospect for reimbursement of expenses paid by Prospect on behalf of ACLLH and included by Prospect within other receivables:

June 30, 2016	$—
September 30, 2016	2
Nationwide Acceptance LLC
Prospect owns 100% of the membership interests of Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a Consolidated Holding Company. Nationwide Holdings owns 93.79% of the equity of Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC) (“Nationwide”), with members of Nationwide management owning the remaining 6.21% of the equity.
During the three months ended December 31, 2015, Prospect made additional investments totaling $1,876 in the senior subordinated term loan to Nationwide.
On March 31, 2016, Prospect made an additional equity investment totaling $1,407, and Prospect’s ownership in Nationwide did not change.
On August 31, 2016, Prospect made an additional $122 investment in the senior subordinated term loan to Nationwide. Prospect also made an additional equity investment totaling $92, increasing Prospect’s ownership in Nationwide to 94.48%.
The following dividends were declared and paid from Nationwide to Prospect and recognized as dividend income by Prospect:

Three Months Ended September 30, 2015	$356
Three Months Ended September 30, 2016	1,842
All dividends were paid from earnings and profits of Nationwide.
The following interest payments were accrued and paid from Nationwide to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$758
Three Months Ended September 30, 2016	856
The following interest income recognized had not yet been paid by Nationwide to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$9
September 30, 2016	9

The following managerial assistance payments were paid from Nationwide to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2015	$100
Three Months Ended September 30, 2016	100
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$100
September 30, 2016	100
The following amounts were due to Nationwide from Prospect for reimbursement of expenses paid by Nationwide on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2016	$4
September 30, 2016	2
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
The following interest payments were accrued and paid from NMMB to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$133
Three Months Ended September 30, 2016	133
The following interest income recognized had not yet been paid by NMMB to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$1
September 30, 2016	1
The following interest payments were accrued and paid from Armed Forces to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$250
Three Months Ended September 30, 2016	250
The following interest income recognized had not yet been paid by Armed Forces to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$3
September 30, 2016	3
The following managerial assistance payments were paid from NMMB to Prospect and subsequently remitted to Prospect
Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2015	$—
Three Months Ended September 30, 2016	38
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$—
September 30, 2016	38
The following managerial assistance recognized had not yet been paid by NMMB to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2016	$1,100
September 30, 2016	1,163
The following amounts were due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB and were included by Prospect within other receivables:

June 30, 2016	$2
September 30, 2016	—
R-V Industries, Inc.
Prospect owns 88.27% of the fully-diluted equity of R-V Industries, Inc. (“R-V”), with R-V management owning the remaining 11.73% of the equity. As of June 30, 2011, Prospect’s equity investment cost basis was $1,682 and $5,087 for warrants and common stock, respectively.
The following dividends were declared and paid from R-V to Prospect and recognized as dividend income by Prospect:

Three Months Ended September 30, 2015	$75
Three Months Ended September 30, 2016	75
All dividends were paid from earnings and profits of R-V.
The following interest payments were accrued and paid from R-V to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$731
Three Months Ended September 30, 2016	716
The following managerial assistance payments were paid from R-V to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2015	$45
Three Months Ended September 30, 2016	45
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$45
September 30, 2016	45
The following amounts were due to R-V from Prospect for reimbursement of expenses paid by R-V on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2016	$1
September 30, 2016	1

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
On October 10, 2014, ARRM sold Ajax to a third party and repaid the $19,337 loan receivable to Prospect. Prospect recorded a realized loss of $21,001 related to the sale. Concurrent with the sale, Prospect’s ownership increased to 100% of the outstanding equity of ARRM Services, Inc. which was renamed SB Forging Company, Inc. (“SB Forging”). As such, Prospect began consolidating SB Forging on October 11, 2014. As a result, any transactions between SB Forging and Prospect are eliminated in consolidation. In addition, there is $3,000 being held in escrow of which $802 was received on May 6, 2015 for which Prospect realized a gain of the same amount. Prospect received $2,000 of structuring fees from Ajax related to the sale of the operating company which was recognized as other income during the year ended June 30, 2015.
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

Three Months Ended September 30, 2015	$—
Three Months Ended September 30, 2016	545
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

The following interest payments were accrued and paid by UPRC to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$1,891
Three Months Ended September 30, 2016	—
The following net revenue interest payments were paid from UPRC to Prospect and recognized by Prospect as other income:

Three Months Ended September 30, 2015	$282
Three Months Ended September 30, 2016	—
The following managerial assistance payments were paid from UPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2015	$50
Three Months Ended September 30, 2016	—
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$29
September 30, 2016	—
The following payments were paid from UPRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to UPRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended September 30, 2015	$125
Three Months Ended September 30, 2016	—
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

The following amounts were due to USES from Prospect for reimbursement of expenses paid by USES on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2016	$—
September 30, 2016	13
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

The following interest payments were accrued and paid from Valley Electric to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$1,031
Three Months Ended September 30, 2016	1,102
Included above, the following payment-in-kind interest from Valley Electric was capitalized and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$474
Three Months Ended September 30, 2016	397
The following interest income recognized had not yet been paid by Valley Electric to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$12
September 30, 2016	607
The following interest payments were accrued and paid from Valley to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$278
Three Months Ended September 30, 2016	280
Included above, the following payment-in-kind interest from Valley was capitalized and recognized by Prospect as interest income:

Three Months Ended September 30, 2015	$66
Three Months Ended September 30, 2016	—
The following interest income recognized had not yet been paid by Valley to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$3
September 30, 2016	3
The following managerial assistance payments were paid from Valley to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2015	$75
Three Months Ended September 30, 2016	75
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$75
September 30, 2016	75
The following payments were paid from Valley Electric to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Valley Electric (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended September 30, 2015	$9
Three Months Ended September 30, 2016	—
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
The following managerial assistance recognized had not yet been paid by Wolf Energy to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2016	$14
September 30, 2016	14
Note 15. Litigation
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of September 30, 2016. Our Investment Adviser and Administrator have been named as defendants in a lawsuit filed on April 21, 2016 by a purported shareholder of Prospect in the United States District Court for the Southern District of New York under the caption Paskowitz v. Prospect Capital Management and Prospect Administration. The complaint alleges that the defendants received purportedly excessive management and administrative services fees from us in violation of Section 36(b) of the 1940 Act. The plaintiff seeks to recover on behalf of us damages in an amount not specified in the complaint. The defendants have informed us that they believe the complaint is without merit and intend to defend themselves vigorously against the plaintiff’s claims. We believe that the lawsuit is not likely to have a material adverse effect on Prospect. On June 30, 2016, the Investment Adviser and the Administrator filed a motion to dismiss the complaint.

Note 16. Financial Highlights
The following is a schedule of financial highlights for the three months ended September 30, 2016 and September 30, 2015:

	Three Months Ended
	2016		2015
Per Share Data
Net asset value at beginning of period	$9.62		$10.31
Net investment income(1)	0.22		0.26
Net realized losses on investments(1)	—	(4)	(0.01)
Net change in unrealized appreciation (depreciation) on investments(1)	0.01		(0.17)
Net realized losses on extinguishment of debt(1)	—	(4)	—	(4)
Dividends to shareholders	(0.25)		(0.25)
Common stock transactions(2)	—	(4)	0.03
Net asset value at end of period	$9.60		$10.17

Per share market value at end of period	$8.10		$7.13
Total return based on market value(3)	6.73%		—%
Total return based on net asset value(3)	2.83%		1.96%
Shares of common stock outstanding at end of period	358,042,158		355,222,482
Weighted average shares of common stock outstanding	357,527,279		356,962,242

Ratios/Supplemental Data
Net assets at end of period	$3,435,609		$3,614,021
Portfolio turnover rate	1.90%		6.71%
Annualized ratio of operating expenses to average net assets	11.75%		11.92%
Annualized ratio of net investment income to average net assets	9.19%		9.98%

The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2016:

	Year Ended June 30,
	2016		2015	2014		2013		2012
Per Share Data
Net asset value at beginning of year	$10.31		$10.56	$10.72		$10.83		$10.36
Net investment income(1)	1.04		1.03	1.19		1.57		1.63
Net realized (losses) gains on investments(1)	(0.07)		(0.51)	(0.01)		(0.13)		0.32
Net change in unrealized (depreciation) appreciation on investments(1)	(0.68)		0.47	(0.12)		(0.37)		(0.28)
Net realized losses on extinguishment of debt(1)	—	(4)	(0.01)	—	(4)	—	(4)	—	(4)
Dividends to shareholders	(1.00)		(1.19)	(1.32)		(1.28)		(1.22)
Common stock transactions(2)	0.02		(0.04)	0.10		0.10		0.02
Net asset value at end of year	$9.62		$10.31	$10.56		$10.72		$10.83

Per share market value at end of year	$7.82		$7.37	$10.63		$10.80		$11.39
Total return based on market value(3)	21.84%		(20.84%)	10.88%		6.24%		27.21%
Total return based on net asset value(3)	7.15%		11.47%	10.97%		10.91%		18.03%
Shares of common stock outstanding at end of year	357,107,231		359,090,759	342,626,637		247,836,965		139,633,870
Weighted average shares of common stock outstanding	356,134,297		353,648,522	300,283,941		207,069,971		114,394,554

Ratios/Supplemental Data
Net assets at end of year	$3,435,917		$3,703,049	$3,618,182		$2,656,494		$1,511,974
Portfolio turnover rate	15.98%		21.89%	15.21%		29.24%		29.06%
Annualized ratio of operating expenses to average net assets	11.95%		11.66%	11.11%		11.50%		10.73%
Annualized ratio of net investment income to average net assets	10.54%		9.87%	11.18%		14.86%		14.92%

(1)	Per share data amount is based on the weighted average number of common shares outstanding for the year/period presented (except for dividends to shareholders which is based on actual rate per share).

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

(4)	Amount is less than $0.01.
Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ending June 30, 2017.

	Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
September 30, 2014	202,021	0.59	94,463	0.28	(10,355)	(0.04)	84,108	0.24
December 31, 2014	198,883	0.56	91,325	0.26	(5,355)	(0.02)	85,970	0.24
March 31, 2015	191,350	0.53	87,441	0.24	(5,949)	(0.01)	81,492	0.23
June 30, 2015	198,830	0.55	89,518	0.25	5,251	0.01	94,769	0.26

September 30, 2015	200,251	0.56	91,242	0.26	(63,425)	(0.18)	27,817	0.08
December 31, 2015	209,191	0.59	100,893	0.28	(196,013)	(0.55)	(95,120)	(0.27)
March 31, 2016	189,493	0.53	87,626	0.25	(12,118)	(0.03)	75,508	0.21
June 30, 2016	193,038	0.54	91,367	0.26	3,790	0.01	95,157	0.27

September 30, 2016	179,832	0.50	78,919	0.22	2,447	0.01	81,366	0.23

(1)
Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

Note 18. Subsequent Events
On October 4, 2016, we made a $40,000 second lien senior secured investment to support the recapitalization of Coinstar, LLC, an automated network of self-service coin counting machines.
On October 5, 2016, Focus Brands, Inc. repaid the $18,000 loan receivable to us.
On October 7, 2016, we made an $11,500 second lien senior secured debt investment in Dunn Paper Holdings, Inc, a leading specialty packaging supplier, in support of an acquisition of the company.
On October 14, 2016, Trinity Services Group, Inc. repaid the $134,576 loan receivable to us.
On October 14, 2016, Security Alarm Financing Enterprise, L.P. repaid the $25,000 loan receivable to us.
On October 14, 2016, Harbortouch Payments, LLC repaid the $27,711 loan receivable to us.
On October 14, 2016, we provided $22,500 of second lien senior secured debt to support the refinancing of Vivid Seats LLC, a secondary marketplace for entertainment tickets.
On October 14, 2016, we received a partial repayment of $60,778 for the NPRC and its wholly-owned subsidiaries’ loan previously outstanding and $2,222 as a return of capital on the equity investment in NPRC.
On October 20, 2016, we made a $50,000 second lien senior secured debt investment in Rocket Software, Inc. to support an acquisition and dividend recapitalization.
On October 31, 2016, System One Holdings, LLC repaid the $104,553 loan receivable to us.
On November 1, 2016, we made a $13,000 second lien secured investment to support an acquisition of K&N Parent, Inc., a leader in aftermarket automotive performance filtration products.

On November 3, 2016, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $5,000,000 of additional debt and equity securities in the public market.
During the period from October 1, 2016 through November 8, 2016 we issued $16,177 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $15,975.
On November 8, 2016, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.08333 per share for November 2016 to holders of record on November 30, 2016 with a payment date of December 22, 2016;

•	$0.08333 per share for December 2016 to holders of record on December 30, 2016 with a payment date of January 19, 2017; and

•	$0.08333 per share for January 2017 to holders of record on January 31, 2017 with a payment date of February 16, 2017.

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
We consolidate certain of our wholly-owned and substantially wholly-owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements: AMU Holdings Inc.; APH Property Holdings, LLC (“APH”); Arctic Oilfield Equipment USA, Inc.; CCPI Holdings Inc.; CP Holdings of Delaware LLC (“CP Holdings”); Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC; Harbortouch Holdings of Delaware Inc.; MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc. (“NMMB Holdings”); NPH Property Holdings, LLC (“NPH”); STI Holding, Inc.; UPH Property Holdings, LLC (“UPH”); Valley Electric Holdings I, Inc.; Valley Electric Holdings II, Inc.; and Wolf Energy Holdings Inc. On October 10, 2014, concurrent with the sale of the operating company, our ownership increased to 100% of the outstanding equity of ARRM Services, Inc. which was renamed SB Forging Company, Inc. (“SB Forging”). As such, we began consolidating SB Forging on October 11, 2014. Effective May 23, 2016, in connection with the merger of American Property REIT Corp. (“APRC”) and United Property REIT Corp. (“UPRC”) with and into National Property REIT Corp. (“NPRC”), APH and UPH merged with and into NPH, and dissolved. We collectively refer to these entities as the “Consolidated Holding Companies.”
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
Online Lending – We make investments in loans originated by certain consumer loan and small and medium sized business (“SME”) loan facilitators. We purchase each loan in its entirety (i.e., a “whole loan”). The borrowers are consumers and SMEs. The loans are typically serviced by the facilitators of the loans. This investment strategy has comprised approximately 4%-8% of our business.
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

We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of September 30, 2016, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $1,870,228 and $1,867,823, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. We consolidate all wholly-owned and substantially wholly-owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
First Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended September 30, 2016, we acquired $140,823 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $197,888, funded $3,000 of revolver advances, and recorded paid in kind (“PIK”) interest of $5,439, resulting in gross investment originations of $347,150. During the three months ended September 30, 2016, we received full repayments on two investments, sold three investments, and received several partial prepayments and amortization payments totaling $114,331, which resulted in net realized gains totaling $714. The more significant of these transactions are discussed in “Portfolio Investment Activity.”
Debt Issuances and Redemptions
During the three months ended September 30, 2016, we issued $38,917 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $38,435. These notes were issued with stated interest rates ranging from 5.00% to 5.50% with a weighted average interest rate of 5.42%. These notes mature between July 15, 2021 and September 15, 2021.
During the three months ended September 30, 2016, we repaid $1,979 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2016 was $61.
We repaid the outstanding principal amount of $167,500, plus interest, on the convertible notes that matured on August 15, 2016. No gain or loss was realized on the transaction.
On June 16, 2016, we entered into an at-the-market program with FBR Capital Markets & Co. through which we could sell, by means of at-the-market offerings, from time to time, up to $100,000 in aggregate principal amount of our existing unsecured notes that mature on June 15, 2024 (“2024 Notes Follow-on Program”). During the three months ended September 30, 2016, we issued $37,901 in aggregate principal amount of our 2024 Notes Follow-on Program for net proceeds of $37,425 after commissions and offering costs.
Equity Issuances
On July 21, 2016, August 18, 2016, and September 22, 2016, we issued 307,564, 310,101, and 317,262 shares of our common stock in connection with the dividend reinvestment plan, respectively.

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
Investment Holdings
As of September 30, 2016, we continue to pursue our investment strategy. At September 30, 2016, approximately $6,109,596, or 177.8%, of our net assets are invested in 123 long-term portfolio investments and CLOs.
During the three months ended September 30, 2016, we originated $347,150 of new investments, primarily composed of $158,910 of debt and equity financing to non-controlled portfolio investments, $119,180 of debt and equity financing to controlled investments, and $69,060 of subordinated notes in CLOs. Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans, though we also continue to close select junior debt and equity investments. Our annualized current yield was 13.2% and 12.8% as of June 30, 2016 and September 30, 2016, respectively, across all performing interest bearing investments. The decrease in our current yield is primarily due to increased default rates in the underlying collateral of our CLO investment portfolio. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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
As of September 30, 2016, we own controlling interests in the following portfolio companies: Arctic Energy Services, LLC (“Arctic Energy”); CCPI Inc. (“CCPI”); CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Aviation LLC (“Echelon”); Edmentum Ultimate Holdings, LLC; First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); Gulf Coast Machine & Supply Company (“Gulf Coast”); MITY, Inc.; NPRC; Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC) (“Nationwide”); NMMB, Inc. (“NMMB”); R-V Industries, Inc.; USES Corp. (“USES”); Valley Electric Company, Inc. (“Valley Electric”); and Wolf Energy, LLC. We also own an affiliated interest in Targus International, LLC (“Targus”).

The following shows the composition of our investment portfolio by level of control as of September 30, 2016 and June 30, 2016:

	September 30, 2016				June 30, 2016
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$1,870,228	29.7%	$1,867,823	30.6%	$1,768,220	29.0%	$1,752,449	29.7%
Affiliate Investments	8,530	0.1%	6,966	0.1%	10,758	0.2%	11,320	0.2%
Non-Control/Non-Affiliate Investments	4,422,436	70.2%	4,234,807	69.3%	4,312,122	70.8%	4,133,939	70.1%
Total Investments	$6,301,194	100.0%	$6,109,596	100.0%	$6,091,100	100.0%	$5,897,708	100.0%
The following shows the composition of our investment portfolio by type of investment as of September 30, 2016 and June 30, 2016:

	September 30, 2016				June 30, 2016
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Revolving Line of Credit	$8,850	0.1%	$8,850	0.1%	$13,274	0.2%	$13,274	0.2%
Senior Secured Debt	3,259,769	51.7%	3,132,687	51.4%	3,072,839	50.4%	2,941,722	50.0%
Subordinated Secured Debt	1,189,830	18.9%	1,189,272	19.5%	1,228,598	20.2%	1,209,604	20.5%
Subordinated Unsecured Debt	76,751	1.2%	68,966	1.1%	75,878	1.2%	68,358	1.2%
Small Business Loans	15,810	0.3%	15,206	0.2%	14,603	0.2%	14,215	0.2%
CLO Residual Interest	1,128,530	18.0%	1,031,122	16.9%	1,083,540	17.9%	1,009,696	17.1%
Preferred Stock	137,092	2.2%	76,065	1.2%	139,320	2.3%	78,922	1.3%
Common Stock	323,484	5.1%	364,418	6.0%	298,033	4.9%	315,587	5.4%
Membership Interest	159,397	2.5%	146,679	2.4%	159,417	2.6%	167,389	2.8%
Participating Interest(1)	—	—%	72,447	1.2%	—	—%	70,609	1.2%
Escrow Receivable	—	—%	2,115	—%	3,916	0.1%	6,116	0.1%
Warrants	1,681	0.0%	1,769	—	1,682	—%	2,216	—%
Total Investments	$6,301,194	100.0%	$6,109,596	100.0%	$6,091,100	100.0%	$5,897,708	100.0%

(1)	Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.
The following shows our investments in interest bearing securities by type of investment as of September 30, 2016 and June 30, 2016:

	September 30, 2016				June 30, 2016
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien	$3,268,619	57.5%	$3,141,537	57.7%	$3,079,689	56.1%	$2,948,572	56.1%
Second Lien	1,189,830	20.9%	1,189,272	21.8%	1,235,022	22.5%	1,216,028	23.1%
Unsecured	76,751	1.4%	68,966	1.3%	75,878	1.4%	68,358	1.3%
Small Business Loans	15,810	0.3%	15,206	0.3%	14,603	0.3%	14,215	0.3%
CLO Residual Interest	1,128,530	19.9%	1,031,122	18.9%	1,083,540	19.7%	1,009,696	19.2%
Total Debt Investments	$5,679,540	100.0%	$5,446,103	100.0%	$5,488,732	100.0%	$5,256,869	100.0%

The following shows the composition of our investment portfolio by geographic location as of September 30, 2016 and June 30, 2016:

	September 30, 2016				June 30, 2016
Geographic Location	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Canada	$15,000	0.2%	$7,076	0.1%	$15,000	0.2%	$8,081	0.1%
Cayman Islands	1,128,530	17.9%	1,031,122	16.9%	1,083,540	17.8%	1,009,696	17.1%
France	9,770	0.2%	9,127	0.1%	9,756	0.2%	9,015	0.2%
MidWest US	782,615	12.4%	844,232	13.8%	804,515	13.2%	849,029	14.4%
NorthEast US	814,277	12.9%	801,335	13.0%	838,331	13.8%	824,408	13.9%
NorthWest US	41,048	0.7%	39,918	0.7%	41,317	0.7%	40,122	0.7%
Puerto Rico	40,417	0.6%	40,417	0.7%	40,516	0.7%	40,516	0.7%
SouthEast US	1,541,534	24.5%	1,614,960	26.5%	1,498,976	24.6%	1,531,944	26.0%
SouthWest US	602,740	9.6%	518,323	8.5%	586,701	9.6%	486,695	8.3%
Western US	1,325,263	21.0%	1,203,086	19.7%	1,172,448	19.2%	1,098,202	18.6%
Total Investments	$6,301,194	100.0%	$6,109,596	100.0%	$6,091,100	100.0%	$5,897,708	100.0%

The following shows the composition of our investment portfolio by industry as of September 30, 2016 and June 30, 2016:

	September 30, 2016				June 30, 2016
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$60,732	1.0%	$64,170	1.1%	$67,518	1.1%	$69,836	1.2%
Business Services	403,445	6.4%	401,369	6.6%	249,482	4.1%	246,960	4.2%
Chemicals	4,968	0.1%	4,915	0.1%	4,967	0.1%	4,819	0.1%
Commercial Services	110,726	1.8%	91,387	1.5%	247,144	4.1%	219,988	3.7%
Construction & Engineering	60,833	1.0%	30,531	0.5%	60,436	1.0%	31,091	0.5%
Consumer Finance	458,387	7.3%	486,121	8.0%	449,203	7.4%	474,652	8.0%
Consumer Services	233,863	3.6%	233,677	3.7%	194,554	3.1%	197,346	3.2%
Diversified Financial Services	158,931	2.5%	158,931	2.6%	115,648	1.9%	115,648	2.0%
Durable Consumer Products	474,130	7.5%	470,099	7.7%	457,075	7.5%	453,795	7.7%
Food Products	284,576	4.5%	285,150	4.7%	287,626	4.7%	283,172	4.8%
Healthcare	268,941	4.3%	270,369	4.4%	307,136	5.0%	308,345	5.2%
Hotels, Restaurants & Leisure	139,686	2.2%	138,058	2.3%	139,813	2.3%	139,954	2.4%
Machinery	309	—%	617	—%	330	—%	511	—%
Manufacturing (2)	219,351	3.5%	181,180	3.0%	219,503	3.6%	180,546	3.1%
Media	370,950	5.9%	357,250	5.8%	371,440	6.1%	357,864	6.1%
Metal Services & Minerals	9,939	0.2%	9,004	0.1%	9,934	0.2%	8,701	0.1%
Oil and Gas Production	—	—%	16	—%	5,460	0.1%	6,138	0.1%
Oil and Gas Services	286,058	4.5%	143,462	2.3%	286,105	4.7%	165,091	2.8%
Online Lending	463,849	7.4%	431,791	7.1%	406,931	6.7%	377,385	6.4%
Personal & Nondurable Consumer Products	216,320	3.4%	198,354	3.2%	213,585	3.5%	193,054	3.3%
Pharmaceuticals	80,052	1.3%	80,052	1.3%	70,739	1.2%	70,739	1.2%
Property Management	—	—%	—	—%	3,916	0.1%	3,900	0.1%
Real Estate	384,522	6.1%	563,405	9.3%	335,048	5.5%	480,763	8.2%
Software & Computer Services (2)	133,038	2.1%	130,640	2.1%	153,485	2.5%	151,192	2.6%
Telecommunication Services	4,393	0.1%	4,393	0.1%	4,392	0.1%	4,392	0.1%
Textiles, Apparel & Luxury Goods	277,350	4.3%	277,982	4.5%	278,552	4.5%	278,552	4.7%
Transportation	67,315	1.1%	65,551	1.1%	67,538	1.1%	63,578	1.1%
Subtotal	$5,172,664	82.1%	$5,078,474	83.1%	$5,007,560	82.2%	$4,888,012	82.9%
Structured Finance (1)	1,128,530	17.9%	1,031,122	16.9%	1,083,540	17.8%	1,009,696	17.1%
Total Investments	$6,301,194	100.0%	$6,109,596	100.0%	$6,091,100	100.0%	$5,897,708	100.0%

(1)	Our CLO investments do not have industry concentrations and as such have been separated in the table above.

(2)
Industry includes exposure to the energy markets through our investments in Gulf Coast and Pinnacle (US) Acquisition Co. Limited. Including these investments, our overall fair value exposure to the broader energy industry, including oil and gas services and production as noted above, as of September 30, 2016 and June 30, 2016 is $156,060 and $183,966, respectively.

Portfolio Investment Activity
During the three months ended September 30, 2016, we acquired $140,823 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $197,888, funded $3,000 of revolver advances, and recorded PIK interest of $5,439, resulting in gross investment originations of $347,150. The more significant of these transactions are briefly described below.
On July 1, 2016, we made an investment of $7,320 to purchase 19.7% of the subordinated notes in Madison Park Funding IX, Ltd.
On July 22, 2016, we made a $32,500 Senior Secured Term Loan A and a $32,500 Senior Secured Term Loan B debt investment in Universal Turbine Parts, LLC, an independent supplier of aftermarket turboprop engines and parts. The $32,500 Term Loan A bears interest at the greater of 6.75% or LIBOR plus 5.75% and has a final maturity of July 22, 2021. The $32,500 Term Loan B bears interest at the greater of 12.75% or LIBOR plus 11.75% and has a final maturity of July 22, 2021.
On August 9, 2016, we made an investment of $29,634 to purchase 71.9% of the subordinated notes in Carlyle Global Market Strategies CLO 2016-3, Ltd. in a co-investment transaction with Priority Income Fund, Inc., a closed-end fund managed by an affiliate of Prospect Capital Management.
On August 17, 2016, we made a $5,000 investment in BCD Acquisition, Inc. (“Big Tex”). On August 18, 2016, we sold our $5,000 investment in Big Tex and realized a gain of $138 on the sale.
On September 6, 2016, we made an investment of $5,693 to purchase 18.0% of the subordinated notes in California Street CLO IX Ltd. (f/k/a Symphony CLO IX Ltd.).
On September 16, 2016, we made a $15,000 second lien secured investment in J.D Power and Associates, a global market research company, in support of an acquisition of the company. The second lien term loan bears interest at the greater of 9.50% or LIBOR plus 8.50% and has a final maturity of September 7, 2024.
On September 28, 2016, we have made an additional $12,523 second lien debt and $2,098 equity investment in Credit Central. The note bears interest of 10.00% and interest payment in kind of 10.00%, and has a final maturity date of June 26, 2019.
On September 30, 2016, we made an investment of $26,414 to purchase 50.2% of the subordinated notes in Voya 2016-3, Ltd. in a co-investment transaction with Priority Income Fund, Inc., a closed-end fund managed by an affiliate of Prospect Capital Management.
On September 30, 2016, we made an additional $22,500 of Senior Secured Term Loan A and $22,500 of Senior Secured Term Loan B debt investment in Onyx Payments to fund a dividend recapitalization. The $22,500 Term Loan A bears interest at the greater of 6.00% or LIBOR plus 5.00% and has a final maturity of September 10, 2019. The $22,500 Term Loan B bears interest at the greater of 13.00% or LIBOR plus 12.00% and has a final maturity of September 10, 2019.
On September 30, 2016, we made a $10,000 follow-on first lien senior secured debt investment in Matrixx Initiatives, Inc. to fund a dividend recapitalization. The $5,000 Term Loan A bears interest at the greater of 7.50% or LIBOR plus 6.00% and has a final maturity of August 9, 2018. The $5,000 Term Loan B bears interest at the greater of 12.50% or LIBOR plus 11.00% and has a final maturity of August 9, 2018.
During the three months ended September 30, 2016, we made seven follow-on investments in NPRC totaling $55,711 to support the online consumer lending initiative. We invested $8,357 of equity through NPH and $47,354 of debt directly to NPRC and its wholly-owned subsidiaries. We also provided $35,295 of debt and $11,086 of equity financing to NPRC, which was utilized for the acquisition of Vesper Portfolio JV LLC, a portfolio of student housing properties located in various states throughout the United States. In addition, we provided $3,093 of equity investment which was used to fund capital expenditures for existing properties.
During the three months ended September 30, 2016, we purchased $14,777 of small business whole loans from OnDeck.

During the three months ended September 30, 2016, we received full repayments on two investments, sold three investments, and received several partial prepayments and amortization payments totaling $114,331, which resulted in net realized gains totaling $714. The more significant of these transactions are briefly described below.
On July 1, 2016, BNN Holdings Corp. (“Biotronic”) was sold. The sale provided net proceeds for our minority position of $2,365, resulting in a realized gain of $137. In addition, there is $652 being held in escrow, which will be recognized as an additional realized gain if and when received.
On August 9, 2016, JHH Holdings, Inc. repaid the $35,507 loan receivable to us.
On August 19, 2016, we sold our investment in Nathan’s Famous, Inc. (“Nathan’s”) for net proceeds of $3,240 and realized a gain of $240 on the sale.
On September 28, 2016, Rocket Software, Inc. (“Rocket”) repaid the $20,000 loan receivable to us.
The following table provides a summary of our investment activity for each quarter within the three years ending June 30, 2017:

Quarter Ended	Acquisitions(1)	Dispositions(2)
September 30, 2014	714,255	690,194
December 31, 2014	522,705	224,076
March 31, 2015	219,111	108,124
June 30, 2015	411,406	389,168

September 30, 2015	345,743	436,919
December 31, 2015	316,145	354,855
March 31, 2016	23,176	163,641
June 30, 2016	294,038	383,460

September 30, 2016	347,150	114,331

(1)	Includes investments in new portfolio companies, follow-on investments in existing portfolio companies, refinancings and PIK interest.

(2)	Includes sales, scheduled principal payments, prepayments and refinancings.
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these analyses, applied to each investment, was a total valuation of $6,109,596.
Our portfolio companies are generally lower middle market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our market has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
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
Arctic Energy Services, LLC
Prospect owns 100% of the equity of Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”), a Consolidated Holding Company. Arctic Equipment owns 70% of the equity of Arctic Energy, with Ailport Holdings, LLC (100% owned and controlled by Arctic Energy management) owning the remaining 30% of the equity of Arctic Energy. Arctic Energy provides oilfield service personnel, well testing flowback equipment, frac support systems and other services to exploration and development companies in the Rocky Mountains.
The Board of Directors decreased the fair value of our investment in Arctic Energy to $20,167 as of September 30, 2016, a discount of $40,709 to its amortized cost, compared to the discount of $22,536 to its amortized cost as of June 30, 2016. The decrease in fair value was driven primarily by the impact of current energy market conditions on operating performance.
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings, a Consolidated Holding Company. CP Holdings owns 82.3% of the equity of CP Energy, and the remaining 17.7% of the equity is owned by CP Energy management.
As a result of declining operating results and current market conditions, the Board of Directors kept the fair value of our investment in CP Energy consistent at $76,002 as of September 30, 2016, a discount of $37,498 from its amortized cost, same as recorded at June 30, 2016.
First Tower Finance Company LLC
We own 80.1% of First Tower Finance, which owns 100% of First Tower, LLC (“First Tower”), the operating company. First Tower is a multiline specialty finance company based in Flowood, Mississippi with over 170 branch offices.
On June 15, 2012, we acquired 80.1% of First Tower businesses. As of September 30, 2016, First Tower had $457,550 of finance receivables net of unearned charges. As of September 30, 2016, First Tower’s total debt outstanding to parties senior to us was $392,403.
The Board of Directors decreased the fair value of our investment in First Tower to $351,853, representing a premium of 8% to its amortized cost basis, as of September 30, 2016, from $352,666 representing a premium of 8% to its amortized cost basis, as of June 30, 2016. The slight decline in fair value was driven by higher credit losses and reserves for insurance losses, as well as an increase in operating costs. First Tower’s operating costs were higher due to growth in loan originations as the company expands in newer states.

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
The Board of Directors decreased the fair value of our investment in Freedom Marine to $26,671 as of September 30, 2016, a discount of $14,740 to its amortized cost, compared to a discount of $14,192 to its amortized cost as of June 30, 2016. The fair value was driven by the continuing challenging environment for the oil and gas industry, which in turn decreased demand for Freedom Marine’s vessels.

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
Due to the continued depressed energy markets coupled with lower steel prices and lower margins from increased competition in non-oil and gas forging markets, the Board of Directors only slightly increased the fair value of our investment in Gulf Coast to $7,394 as of September 30, 2016, a discount of $51,959 to its amortized cost, compared to the discount of $53,063 to its amortized cost at June 30, 2016.

National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly-owned subsidiaries, NPRC invests in online consumer loans. Effective May 23, 2016, APRC and UPRC merged with and into NPRC, to consolidate all of our real estate holdings, with NPRC as the surviving entity. As of September 30, 2016, we own 100% of the fully-diluted common equity of NPRC.
During the three months ended September 30, 2016, we provided $35,295 of debt and $11,086 of equity financing to NPRC for the acquisition of real estate properties and $3,093 of equity financing to NPRC to fund capital expenditures for existing properties.
During the three months ended September 30, 2016, we provided $47,354 and $8,357 of debt and equity financing, respectively, to NPRC and its wholly-owned subsidiaries to support the online consumer lending initiative.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 18 to 84 months. As of September 30, 2016, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 103,334 individual loans and had an aggregate fair value of $728,332. The average outstanding individual loan balance is approximately $7 and the loans mature on dates ranging from October 31, 2016 to September 24, 2023 with a weighted- average outstanding term of 33 months as of September 30, 2016. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 22.7%. As of September 30, 2016, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $416,585.
As of September 30, 2016, based on outstanding principal balance, 8.0% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 22.8% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 69.2% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$61,017	$59,361	4.0% - 34.0%	11.7%
Prime	174,112	166,602	5.3% - 36.0%	15.2%
Near Prime	527,613	502,369	6.0% - 36.0%	26.5%
*Based on outstanding principal balance of the online consumer loans.

As of September 30, 2016, our investment in NPRC and its wholly-owned subsidiaries had an amortized cost of $832,561 and a fair value of $979,990, including our investment in online consumer lending as discussed above. The fair value of $563,405 relates to NPRC’s real estate portfolio was comprised of thirty eight multi-families properties, twelve self-storage units, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of September 30, 2016.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding

1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	1557 Terrell Mill Road, LLC	Marietta, GA	12/28/2012	23,500	14,829
3	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	46,700
4	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	20,389
5	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
6	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	181,214
7	APH Carroll 41, LLC	Marietta, GA	11/1/2013	30,600	32,594
8	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,375
9	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,845
10	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,700
11	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,550
12	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	14,092
13	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
14	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	19,957
15	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	23,339
16	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	33,006
17	Uptown Park Apartments II, LLC	Altamonte Springs, FL	11/19/2013	36,590	29,832
18	Mission Gate II, LLC	Plano, TX	11/19/2013	47,621	41,695
19	St. Marin Apartments II, LLC	Coppell, TX	11/19/2013	73,078	62,526
20	Atlanta Eastwood Village LLC	Stockbridge, GA	12/12/2013	25,957	19,785
21	Atlanta Monterey Village LLC	Jonesboro, GA	12/12/2013	11,501	9,193
22	Atlanta Hidden Creek LLC	Morrow, GA	12/12/2013	5,098	3,619
23	Atlanta Meadow Springs LLC	College Park, GA	12/12/2013	13,116	10,180
24	Atlanta Meadow View LLC	College Park, GA	12/12/2013	14,354	11,141
25	Atlanta Peachtree Landing LLC	Fairburn, GA	12/12/2013	17,224	13,575
26	APH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	27,990
27	Plantations at Hillcrest, LLC	Mobile, AL	1/17/2014	6,930	4,858
28	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	8,086
29	APH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,728
30	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
31	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
32	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
33	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
34	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
35	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
36	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
37	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	8,927	6,695
38	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
39	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	74,258
40	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	10,440

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding

41	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	11,000
42	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	20,142
43	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	10,080
44	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	10,480
45	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	15,480
46	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	12,240
47	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	8,040
48	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
49	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
50	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
51	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
52	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
53	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
54	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	41,250
55	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
56	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
57	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
58	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
58	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	44,727
60	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	6,087
61	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	18,460
				1,450,441	1,164,155
The Board of Directors increased the fair value of our investment in NPRC to $979,990 as of September 30, 2016, a premium of $147,429 from its amortized cost, compared to the $116,557 unrealized appreciation, inclusive of APRC and UPRC, recorded at June 30, 2016. This increase is primarily due to improved operating performance at the property level.
NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, a Consolidated Holding Company. NMMB Holdings owns 96.33% of the fully-diluted equity of NMMB (f/k/a NMMB Acquisition, Inc.), with NMMB management owning the remaining 3.67% of the equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. NMMB is an advertising media buying business.
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
The Board of Directors decreased the fair value of our investment in NMMB to $9,883, representing a discount of 58% to its amortized cost basis, as of September 30, 2016, from $10,007, representing a discount of 58% to its amortized cost basis, as of June 30, 2016. The decrease in fair value was driven by declining revenues from NMMB’s print business. The impact of this decline was partially offset by increases in gross profit and EBITDA margins as well as by growth in the digital and out-of-home advertising business lines.
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
We own 99.96% of USES as of September 30, 2016. USES provides industrial and environmental services in the Gulf States region. The company offers industrial services, such as tank and chemical cleaning, hydro blasting, waste management, vacuum, safety training, turnaround management, and oilfield. It also offers response/remediation services, including hazardous and non-hazardous material emergency response, oil spill response, industrial fire suppression, disaster response, remediation, demolition and safety training. The company serves pulp paper, oil and gas production, utilities, transportation, refinery, petrochemical, shipping, manufacturing, government, engineering, consulting, spill management and chemical industries.
The first half of 2016 saw the company’s revenue suffer due to a pullback in capital and maintenance spending across the energy sector. In addition the company did not benefit from any large emergency response projects. As a result a number of changes have been made to position the company for growth again. The Company has replaced the CEO and CFO. Under the new leadership, the company is now operating under a right sized cost structure. The company is also improving its fleet of equipment with support from Prospect and other financing sources. Management has implemented a new sales strategy that is helping build the company’s revenue backlog across multiple end markets and service lines.

Due to increased margin on projects outweighing the effects of the softening energy markets, the Board of Directors determined the fair value of our investment in USES to be $42,387 as of September 30, 2016, a discount of $19,339 from its amortized cost, compared to the $21,440 unrealized depreciation recorded at June 30, 2016.
Valley Electric Company, Inc.
We own 94.99% of Valley Electric as of September 30, 2016. Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc. (“Valley”). Valley is a leading provider of specialty electrical services in the state of Washington and is among the top 50 electrical contractors in the U.S. The company, with its headquarters in Everett, Washington, offers a comprehensive array of contracting services, primarily for commercial, industrial, and transportation infrastructure applications, including new installation, engineering and design, design-build, traffic lighting and signalization, low to medium voltage power distribution, construction management, energy management and control systems, 24-hour electrical maintenance and testing, as well as special projects and tenant improvement services. Valley was founded in 1982 by the Ward family, who held the company until the end of 2012.
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
Due to the softening of the energy markets partially offset by increased project margins, the Board of Directors determined the fair value of our investment in Valley Electric to be $30,531 as of September 30, 2016, a discount of $30,302 from its amortized cost, compared to the $29,345 unrealized depreciation recorded at June 30, 2016.
Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Several of our controlled companies experienced such volatility and we recorded corresponding fluctuations in valuations during the three months ended September 30, 2016. See above for discussions regarding the fluctuations in Arctic Energy, CP Energy, First Tower Finance, Freedom Marine, Gulf Coast, NMMB, NPRC, USES and Valley Electric. In total, eight of the controlled investments are valued at the original investment amounts or higher, and nine of the controlled investments have been valued at discounts to the original cost basis. Overall, at September 30, 2016, control investments are valued at $2,405 below their amortized cost.
Our one affiliate investment, Targus, did not experience a significant change in valuation during the three months ended September 30, 2016 and was valued at $1,564 below its amortized cost.
With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. Non-control/non-affiliate investments did not experience significant changes and are generally performing as expected or better. Two of our non-control/non-affiliate investments, Ark-La-Tex Wireline Services (“Ark-La-Tex”), LLC and Spartan Energy Services, Inc. (“Spartan”), are valued at a discount to amortized cost of $34,377 and $15,272, respectively, as of September 30, 2016 due to a decline in operating results from softness of the energy markets. During the three months ended September 30, 2016, the value of our CLO residual interest investments decreased by $23,564 primarily due to a slight increase in defaults and ratings migration in the underlying collateral and an increase in the LIBOR rate. Overall, at September 30, 2016, non-control/non-affiliate investments are valued $40,572 below their amortized cost, excluding our investments in Ark-La-Tex, Spartan, and CLO investments, as the remaining companies are generally performing as or better than expected.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of September 30, 2016 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in April 2012, August 2012, December 2012 and April 2014; Public Notes which we issued in March 2013, April 2014, December 2015, and from time to time, through our 2024 Notes Follow-on Program; and Prospect Capital InterNotes® which we issue from time to time. Our equity capital is comprised entirely of common equity.
The following table shows our outstanding debt as of September 30, 2016.

	September 30, 2016
	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility (2)	$44,000	$6,834	$44,000	(3)	$44,000		1ML+2.25%	(6)

2017 Notes	129,500	693	128,807		132,090	(4)	5.91%	(7)
2018 Notes	200,000	1,860	198,140		205,450	(4)	6.42%	(7)
2019 Notes	200,000	2,682	197,318		206,500	(4)	6.51%	(7)
2020 Notes	392,000	8,025	383,975		397,880	(4)	5.38%	(7)
Convertible Notes	921,500		908,240		941,920

2023 Notes	250,000	4,528	245,472		250,000	(4)	6.22%	(7)
5.00% 2019 Notes	300,000	2,288	297,712		306,975	(4)	5.29%	(7)
2024 Notes	199,281	5,644	193,637		204,303	(4)	6.52%	(7)
Public Notes	749,281		736,821		761,278

Prospect Capital InterNotes®	945,746	14,932	930,814		952,054	(5)	5.71%	(8)
Total	$2,660,527		$2,619,875		$2,699,252

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of September 30, 2016.

(2)	The maximum draw amount of the Revolving Credit facility as of September 30, 2016 is $885,000.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Critical Accounting Policies and Estimates for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates.

(6)	For the Revolving Credit Facility, we have adjusted the stated rate as the fees are amortized on a straight-line method over the stated life of the obligation.

(7)
The effective interest rate is equal to the effect of the stated interest, the accretion of original issue discount and debt issuance costs. For the 2024 Notes, the rate presented is a combined effective interest rate of the 2024 Notes and 2024 Notes Follow-on Program.

(8)	For the Prospect Capital InterNotes®, the rate presented is the weighted average effective interest rate.
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of September 30, 2016.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$44,000	$—	$—	$44,000	$—
Convertible Notes	921,500	—	529,500	392,000	—
Public Notes	749,281	—	300,000	—	449,281
Prospect Capital InterNotes®	945,746	8,819	270,957	385,415	280,555
Total Contractual Obligations	$2,660,527	$8,819	$1,100,457	$821,415	$729,836
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2016.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$—	$—	$—	$—	$—
Convertible Notes	1,089,000	167,500	529,500	392,000	—
Public Notes	711,380	—	—	300,000	411,380
Prospect Capital InterNotes®	908,808	8,819	257,198	360,599	282,192
Total Contractual Obligations	$2,709,188	$176,319	$786,698	$1,052,599	$693,572
Historically, we have funded a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock, subscription rights, and warrants and units to purchase such securities in an amount up to $5,000,000 less issuances to date. As of September 30, 2016, we can issue up to $4,730,685 of additional debt and equity securities in the public market under this shelf registration. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.
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

On August 29, 2014, we renegotiated the 2012 Facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility” and collectively with the 2012 Facility, the “Revolving Credit Facility”). The lenders have extended commitments of $885,000 under the 2014 Facility as of September 30, 2016. The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.
The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of September 30, 2016, we were in compliance with the applicable covenants.
Interest on borrowings under the 2014 Facility is one-month LIBOR plus 225 basis points. Additionally, the lenders charge a fee on the unused portion of the 2014 Facility equal to either 50 basis points if at least 35% of the credit facility is drawn or 100 basis points otherwise. The 2014 Facility requires us to pledge assets as collateral in order to borrow under the credit facility.
As of September 30, 2016 and June 30, 2016, we had $658,173 and $538,456, respectively, available to us for borrowing under the Revolving Credit Facility, of which the amount outstanding was $44,000 and $0, respectively. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $885,000. As of September 30, 2016, the investments, including cash and money market funds, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,478,009, which represents 23.7% of our total investments, including cash and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $12,405 of new fees and $3,539 of fees carried over for continuing participants from the previous facility, which are being amortized over the term of the facility in accordance with ASC 470-50, of which $6,834 remains to be amortized and is included within deferred financing costs on the Consolidated Statements of Assets and Liabilities as of September 30, 2016.
During the three months ended September 30, 2016 and September 30, 2015, we recorded $2,963 and $3,701, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On February 18, 2011, we issued $172,500 aggregate principal amount of convertible notes that mature on August 15, 2016 (the “2016 Notes”), unless previously converted or repurchased in accordance with their terms. The 2016 Notes bear interest at a rate of 5.50% per year, payable semi-annually on February 15 and August 15 of each year, beginning August 15, 2011. Total proceeds from the issuance of the 2016 Notes, net of underwriting discounts and offering costs, were $167,325. Between January 30, 2012 and February 2, 2012, we repurchased $5,000 aggregate principal amount of the 2016 Notes at a price of 97.5, including commissions. The transactions resulted in our recognizing $10 of loss in the year ended June 30, 2012. On August 15, 2016, we repaid the outstanding principal amount of the 2016 Notes, plus interest. No gain or loss was realized on the transaction.
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
Certain key terms related to the convertible features for the 2017 Notes, the 2018 Notes, the 2019 Notes and the 2020 Notes (collectively, the “Convertible Notes”) are listed below.

	2017 Notes	2018 Notes	2019 Notes	2020 Notes
Initial conversion rate(1)	85.8442	82.3451	79.7766	80.6647
Initial conversion price	$11.65	$12.14	$12.54	$12.40
Conversion rate at September 30, 2016(1)(2)	87.7516	84.1497	79.8360	80.6670
Conversion price at September 30, 2016(2)(3)	$11.40	$11.88	$12.53	$12.40
Last conversion price calculation date	4/16/2016	8/14/2016	12/21/2015	4/11/2016
Dividend threshold amount (per share)(4)	$0.101500	$0.101600	$0.110025	$0.110525

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at September 30, 2016 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

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

In connection with the issuance of the Convertible Notes, we incurred $29,112 of fees which are being amortized over the terms of the notes, of which $13,260 remains to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities as of September 30, 2016.
During the three months ended September 30, 2016 and September 30, 2015, we recorded $14,713 and $18,729, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
Public Notes
On March 15, 2013, we issued $250,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “2023 Notes”). The 2023 Notes bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2013. Total proceeds from the issuance of the 2023 Notes, net of underwriting discounts and offering costs, were $243,641.

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
On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market program with FBR Capital Markets & Co. through which we could sell, by means of at-the-market offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes. During the three months ended September 30, 2016, we issued $37,901 in aggregate principal amount under our 2024 Notes Follow-on Program for net proceeds of $37,425 after commissions and offering costs. As of September 30, 2016, total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, was $193,637.
The 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes, we incurred $13,580 of fees which are being amortized over the term of the notes, of which $10,366 remains to be amortized and is included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities as of September 30, 2016.
During the three months ended September 30, 2016 and September 30, 2015, we recorded $10,780 and $7,821, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the three months ended September 30, 2016, we issued $38,917 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $38,435. These notes were issued with stated interest rates ranging from 5.00% to 5.50% with a weighted average interest rate of 5.42%. These notes mature between July 15, 2021 and September 15, 2021.

During the three months ended September 30, 2015, we issued $48,134 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $47,381. These notes were issued with stated interest rates ranging from 4.63% to 5.25% with a weighted average interest rate of 5.06%. These notes mature between July 15, 2020 and March 15, 2022. The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2015.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$17,784	4.63%–4.75%	4.74%	July 15, 2020 – September 15, 2020
6.5	30,350	5.10%–5.25%	5.24%	January 15, 2022 – March 15, 2022
	$48,134		0.051

During the three months ended September 30, 2016, we repaid $1,979 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2016 was $61. The following table summarizes the Prospect Capital InterNotes® outstanding as of September 30, 2016.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,109	4.00%	4.00%	April 15, 2017
4	45,690	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	297,916	4.25%–5.50%	5.01%	July 15, 2018 – September 15, 2021
5.2	4,440	4.63%	4.63%	August 15, 2020 – September 15, 2020
5.3	2,686	4.63%	4.63%	September 15, 2020
5.4	5,000	4.75%	4.75%	August 15, 2019
5.5	109,718	4.25%–5.00%	4.65%	February 15, 2019 – November 15, 2020
6	2,197	3.38%	3.38%	April 15, 2021 – May 15, 2021
6.5	40,817	5.10%–5.50%	5.24%	February 15, 2020 – May 15, 2022
7	192,016	4.00%–6.55%	5.13%	June 15, 2019 – December 15, 2022
7.5	1,996	5.75%	5.75%	February 15, 2021
10	37,519	3.85%–7.00%	6.13%	March 15, 2022 – December 15, 2025
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,325	5.25%–6.00%	5.36%	May 15, 2028 – November 15, 2028
18	22,238	4.13%–6.25%	5.53%	December 15, 2030 – August 15, 2031
20	4,452	5.63%–6.00%	5.89%	November 15, 2032 – October 15, 2033
25	35,015	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	114,924	5.50%–6.75%	6.23%	November 15, 2042 – October 15, 2043
	$945,746
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

The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2016.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$5,710	4.00%	4.00%	October 15, 2016
3.5	3,109	4.00%	4.00%	April 15, 2017
4	45,690	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	259,191	4.25%–5.75%	4.95%	July 15, 2018 – June 15, 2021
5.20	4,440	4.63%	4.63%	August 15, 2020 – September 15, 2020
5.3	2,686	4.63%	4.63%	September 15, 2020
5	5,000	4.75%	4.75%	August 15, 2019
5.5	109,808	4.25%–5.00%	4.65%	February 15, 2019 – November 15, 2020
6	2,197	3.38%	3.38%	April 15, 2021 – May 15, 2021
6.5	40,867	5.10%–5.50%	5.24%	February 15, 2020 – May 15, 2022
7	192,076	4.00%–6.55%	5.13%	June 15, 2019 – December 15, 2022
8	1,996	5.75%	5.75%	February 15, 2021
10	37,533	3.62%–7.00%	6.11%	March 15, 2022 – December 15, 2025
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,325	5.25%–6.00%	5.36%	May 15, 2028 – November 15, 2028
18	22,303	4.13%–6.25%	5.53%	December 15, 2030 – August 15, 2031
20	4,462	5.63%–6.00%	5.89%	November 15, 2032 – October 15, 2033
25	35,110	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	116,327	5.50%–6.75%	6.23%	November 15, 2042 – October 15, 2043
	$908,808
In connection with the issuance of Prospect Capital InterNotes®, we incurred $22,797 of fees which are being amortized over the term of the notes, of which $14,932 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of September 30, 2016.
During the three months ended September 30, 2016 and September 30, 2015, we recorded $13,213 and $11,706 , respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Net Asset Value
During the three months ended September 30, 2016, our net asset value was stable on a dollars basis and decreased by $0.02 per share, primarily due to distributions to our shareholders exceeding net investment income. Our net investment income decreased primarily from a decrease in interest and other income following the sale of Harbortouch in May 2016. This decrease was partially offset by the increased earnings from new non-control investments during three months ended September 30, 2016 and lower management fees. The following table shows the calculation of net asset value per share as of September 30, 2016 and June 30, 2016.

	September 30, 2016	June 30, 2016
Net assets	$3,435,609	$3,435,917
Shares of common stock issued and outstanding	358,042,158	357,107,231
Net asset value per share	$9.60	$9.62
Results of Operations
Net increase in net assets resulting from operations for the three months ended September 30, 2016 and September 30, 2015 was $81,366 and $27,817. During the three months ended September 30, 2016 the $53,549 increase is primarily due to a $65,918 favorable increase in net realized and unrealized losses on investments when comparing results for the three months ended September 30, 2016 and September 30, 2015. This $65,918 increase is due to a favorable decrease in unrealized losses on our investments.

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
Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $179,832 and $200,251 for the three months ended September 30, 2016 and September 30, 2015, respectively. Investment income decreased during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily due to a decrease in interest income. The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended September 30,
	2016	2015

Interest income	$171,650	$191,303
Dividend income	2,384	3,215
Other income	5,798	5,733
Total investment income	$179,832	$200,251

Average debt principal of performing investments	$5,688,154	$6,385,514
Weighted average interest rate earned on performing debt and equity investments	12.07%	11.98%
Average interest income producing assets decreased from $6,385,514 for the three months ended September 30, 2015 to $5,688,154 for the three months ended September 30, 2016. The average interest earned on interest bearing performing assets increased from 11.98% for the three months ended September 30, 2015 to 12.07% for the three months ended September 30, 2016. This increase is primarily due to repayments of lower yielding portfolio investments.
Investment income is also generated from dividends and other income which is less predictable than interest income. Dividend income decreased from $3,215 for the three months ended September 30, 2015 to $2,384 for the three months ended September 30, 2016. The $831 decrease in dividend income is primarily attributed to an overall decrease in the level of dividends received from our controlled portfolio investments. The level of dividends received from our investment in CCPI decreased $2,659 during the three months ended September 30, 2016 as compared to the same period in the prior year. This decrease in dividend income was partially offset by an increase in the level of dividends received from our investment in Nationwide of $1,485 during the three months ended September 30, 2016 as compared to the same period in the prior year.
Other income has come primarily from structuring fees, which are generated from originations and will fluctuate as levels of originations and types of originations fluctuate. Income from other sources was $5,798 and $5,733 for the three months ended September 30, 2016 and September 30, 2015, respectively, holding consistent at approximately $0.02 per weighted average shares outstanding. Included within other income is $4,476 and $3,642 of structuring fees for the three months ended September 30, 2016 and 2015, respectively, consistent with a comparable level of originations. Total originations were $347,150 and $345,743 for the three months ended September 30, 2016 and September 30, 2015, respectively.

Operating Expenses
Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate the Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions. Operating expenses were $100,913 and $109,009 for the three months ended September 30, 2016 and September 30, 2015, respectively.
The net base management fee was $30,792 and $32,954 for the three months ended September 30, 2016 and September 30, 2015, respectively. The changes are directly related to the level of our total assets.
The Investment Adviser has entered into a servicing agreement with certain institutions, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. We received payments of $548 and $462 from these institutions for the three months ended September 30, 2016 and September 30, 2015, respectively, on behalf of the Investment Adviser for providing such services under the servicing agreement. We were given a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser resulting in net total base management fees of $30,792 and $32,954 for the three months ended September 30, 2016 and September 30, 2015, respectively. The total gross base management fee incurred to the favor of the Investment Adviser was $31,340 and $33,416 for the three months ended September 30, 2016 and September 30, 2015, respectively.
For the three months ended September 30, 2016 and September 30, 2015, we incurred $19,730 and $22,810 of income incentive fees, respectively. For the three months ended September 30, 2016, the pre-incentive fee net investment income was $0.28 per weighted average share ($0.04 less than three months ended September 30, 2015) due to a year over year decrease in interest income primarily due a decrease in interest and other income due to repayments on investments and a decrease in interest income due to increased default rates in the underlying collateral of our CLO investments. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended September 30, 2016 and September 30, 2015, we incurred $41,669 and $41,957, respectively, of interest expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). These expenses are related directly to the leveraging capacity put into place for each of those years and the levels of indebtedness actually undertaken in those years.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years.

	Three Months Ended September 30,
	2016	2015
Interest on borrowings	$35,714	$37,316
Amortization of deferred financing costs	3,634	3,556
Accretion of discount on Public Notes	64	49
Facility commitment fees	2,257	1,036
Total interest and credit facility expenses	$41,669	$41,957

Average principal debt outstanding	$2,667,420	$2,956,726
Weighted average stated interest rate on borrowings(1)	5.36%	5.05%
Weighted average interest rate on borrowings(2)	6.25%	5.68%

(1)	Includes only the stated interest expense.

(2)	Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
Interest expense is relatively stable for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) increased from 5.05% for the three months ended September 30, 2015 to 5.36% for the three months ended September 30, 2016. This increase is primarily due to issuances of the 2024 Notes at higher rates.
The allocation of gross overhead expense from Prospect Administration was $4,871 and $5,876 for the three months ended September 30, 2016 and 2015, respectively. Prospect Administration received estimated payments of $1,338 and $1,698 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the three months ended September 30, 2016 and 2015, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration, resulting in net overhead expense of $3,533 and $4,178 during the three months ended September 30, 2016 and 2015, respectively. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts.

Total operating expenses, net of investment advisory fees, interest and credit facility expenses, allocation of overhead from Prospect Administration (“Other Operating Expenses”) was $5,189 and $7,110 for the three months ended September 30, 2016 and September 30, 2015, respectively. The decrease of $1,921 during the three months ended September 30, 2016 is primarily due to a decrease in other general and administrative expenses from tax related expenses in our controlled companies.

Net Investment Income
Net investment income represents the difference between investment income and operating expenses. Net investment income was $78,919 and $91,242 and for three months ended September 30, 2016 and September 30, 2015, respectively. Net investment income for three months ended September 30, 2016 and September 30, 2015 was $0.22 and $0.26 per weighted average share, respectively. During the three months ended September 30, 2016, the decrease is primarily due to a $19,653 , or $0.06 per weighted average share, decrease in interest and other income due to repayments on investments and a decrease in interest income due to increased default rates in the underlying collateral of our CLO investments. This decrease was offset by a $5,242, or $0.02 per weighted average share, decrease in total advisory fees.
Net Realized Gains/Losses
During the three months ended September 30, 2016, we recognized a net realized gain of $714, as compared to the $2,135 of net realized losses recognized during three months ended September 30, 2015. The net realized gain during the three months ended September 30, 2016 was primarily due to the receipt of bankruptcy proceeds from our investment in New Century Transportation, Inc. of $936, as well as from the sales of our investments in Biotronic, Big Tex and Nathan’s for which we recognized total realized gains of $514. These gains were offset by the write-off of defaulted loans in our small business lending portfolio of $740.
Net Change in Unrealized Gains (Losses )
Net change in unrealized gains (losses) was $1,794 and $(61,275) for the three months ended September 30, 2016 and September 30, 2015, respectively. The variability in results is primarily due to the valuation of equity positions in our controlled company portfolio susceptible to significant changes in value, both increases as well as decreases, due to operating results. For the three months ended September 30, 2016, the $1,794 change in net unrealized gains was driven primarily due to improved operating performance in our controlled companies comprising $13,366 of total net change in unrealized gains, along with certain non-controlled investments - Pacific World Corporation, LaserShip, Capstone Logistics Acquisition, Inc., and Arctic Glacier - comprising $12,093 of total net change in unrealized gains. These combined unrealized gains were partially offset by unrealized losses in our CLO portfolio primarily due to a slight increase in defaults and ratings migration in the underlying collateral and an increase in the LIBOR rate.
For the three months ended September 30, 2015, the $(61,275) net change in unrealized losses was primarily the result of market fluctuations and the competitive environment faced by our energy-related companies. Unrealized losses on our CLO debt and equity investments comprised $13,053 of total net change in unrealized losses, and unrealized losses on our energy-related investments comprised $9,100 of total net change in unrealized losses for the three months ended September 30, 2015. Additionally, during the three months ended September 30, 2015, we reduced the value of our investment in Harbortouch by $17,290 due to then current market developments and our investment in LaserShip by $4,418 due to declining operating results. The value of our investment in Echelon decreased by $8,388 due to an early lease termination for one aircraft. Due to an increase in the observed market cap rate for our largest property under NPRC and an increase in the market yield for the online consumer loans, we reduced the value of our investment in NPRC by $11,025.
Financial Condition, Liquidity and Capital Resources
For the three months ended September 30, 2016 and September 30, 2015, our operating activities (used) provided $(53,833) and $244,354 of cash, respectively. There were no investing activities for the three months ended September 30, 2016 and September 30,

2015. Financing activities used $131,725 and $282,552 of cash during the three months ended September 30, 2016 and September 30, 2015, respectively, which included dividend payments of $81,596 and $85,755, respectively.
Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.
Our primary sources of funds have historically been issuances of debt and equity. More recently, we have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the three months ended September 30, 2016, we borrowed $44,000 and did not may any repayments on the Revolving Credit Facility. As of September 30, 2016, we had, net of deferred financing cost and debt discount, $908,240 outstanding on the Convertible Notes, $736,821 outstanding on the Public Notes and $930,814 outstanding on the Prospect Capital InterNotes®, along with $44,000 outstanding on the Revolving Credit Facility. (See “Capitalization” above.)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 6.00%. As of September 30, 2016 and June 30, 2016, we had $42,484 and $40,560, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of September 30, 2016 and June 30, 2016.
Our shareholders’ equity accounts as of September 30, 2016 and June 30, 2016 reflect cumulative shares issued, net of shares repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
As part of our Repurchase Program, we delivered a notice with our annual proxy mailing on September 23, 2015 and our most recent notice was delivered with a shareholder letter mailing on February 2, 2016. This notice extends for six months after the date that notice is delivered. We did not repurchase any shares of our common stock for the three months ended September 30, 2016. During the three months ended September 30, 2015, we repurchased 4,358,750 shares of our common stock pursuant to our publicly announced Repurchase Program for $31,530, or approximately $7.23 weighted average price per share at approximately a 30% discount to net asset value as of June 30, 2015. Our NAV per share was increased by approximately $0.04 for the three months ended September 30, 2015 as a result of the share repurchases.
On November 3, 2015, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $4,730,685 of additional debt and equity securities in the public market as of September 30, 2016. See Recent Developments for updates to our Registration Statement subsequent to September 30, 2016.
Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
Recent Developments
On October 4, 2016, we made a $40,000 second lien senior secured investment to support the recapitalization of Coinstar, LLC, an automated network of self-service coin counting machines.
On October 5, 2016, Focus Brands, Inc. repaid the $18,000 loan receivable to us.
On October 7, 2016, we made an $11,500 second lien senior secured debt investment in Dunn Paper Holdings, Inc, a leading specialty packaging supplier, in support of an acquisition of the company.
On October 14, 2016, Trinity Services Group, Inc. repaid the $134,576 loan receivable to us.
On October 14, 2016, Security Alarm Financing Enterprise, L.P. repaid the $25,000 loan receivable to us.
On October 14, 2016, Harbortouch repaid the $27,711 loan receivable to us.

On October 14, 2016, we provided $22,500 of second lien senior secured debt to support the refinancing of Vivid Seats LLC, a secondary marketplace for entertainment tickets.
On October 14, 2016, we received a partial repayment of $60,778 for the NPRC and its wholly-owned subsidiaries’ loan previously outstanding and $2,222 as a return of capital on the equity investment in NPRC.
On October 20, 2016, we made a $50,000 second lien senior secured debt investment in Rocket to support an acquisition and dividend recapitalization.
On October 31, 2016, System One Holdings, LLC repaid the $104,553 loan receivable to us.
On November 1, 2016, we made a $13,000 second lien secured investment to support an acquisition of K&N Parent, Inc., a leader in aftermarket automotive performance filtration products.
On November 3, 2016, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $5,000,000 of additional debt and equity securities in the public market.
During the period from October 1, 2016 through November 8, 2016 we issued $16,177 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $15,975.
On November 8, 2016, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.08333 per share for November 2016 to holders of record on November 30, 2016 with a payment date of December 22, 2016;

•	$0.08333 per share for December 2016 to holders of record on December 30, 2016 with a payment date of January 19, 2017; and

•	$0.08333 per share for January 2017 to holders of record on January 31, 2017 with a payment date of February 16, 2017.
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
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three months ended September 30, 2016.

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
Prepayment Risk
Many of our debt investments allow for prepayment of principal without penalty. Downward changes in interest rates may cause prepayments to occur at a faster than expected rate, thereby effectively shortening the maturity of the security and making us less likely to fully earn all of the expected income of that security and reinvesting in a lower yielding instrument.
Structured Credit Related Risk

CLO investments may be riskier and less transparent to us than direct investments in underlying companies. CLOs typically will have no significant assets other than their underlying senior secured loans. Therefore, payments on CLO investments are and will be payable solely from the cash flows from such senior secured loans.
Online consumer and Small and Medium Sized Business Risk
With respect to our online consumer and small and medium sized business (“SME”) lending initiative, we invest primarily in marketplace loans through marketplace lending facilitators.  We do not conduct loan origination activities ourselves. Therefore, our ability to purchase consumer and SME loans, and our ability to grow our portfolio of consumer and SME loans, are directly influenced by the business performance and competitiveness of the marketplace loan origination business of the marketplace lending facilitators from which we purchase consumer and SME loans. In addition, our ability to analyze the risk-return profile of consumer and SME loans is significantly dependent on the marketplace facilitator's ability to effectively evaluate a borrower's credit profile and likelihood of default. If we are unable to effectively evaluate borrowers' credit profiles or the credit decisioning and scoring models implemented by each facilitator, we may incur unanticipated losses which could adversely impact our operating results.
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
Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized and accreted into interest income over the respective terms of the applicable loans using the effective interest method or straight-line, as applicable, and adjusted only for material amendments or prepayments. Upon a prepayment of a loan, prepayment premiums, OID, or market discounts are recorded as interest income. Other income generally includes amendment fees, commitment fees, administrative agent fees and structuring fees which are recorded when earned.
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current. As of September 30, 2016, approximately 1.6% of our total assets at fair value are in non-accrual status.
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
Structuring fees and similar fees are recognized as income is earned, usually when paid. Structuring fees, excess deal deposits, net profits interests and overriding royalty interests are included in other income. See Note 10 in the accompanying Consolidated Financial Statements for further discussion.

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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income combined with prior year underdistributed taxable income could be in excess of estimated current year dividend distributions from such combined taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of September 30, 2016, we accrued $1,100 for any unpaid potential excise tax liability and have included this amount within other liabilities on the accompanying Consolidated Statements of Assets and Liabilities.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2016 and for the three months then ended, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for our federal tax years ended August 31, 2013 and thereafter remain subject to examination by the Internal Revenue Service.
Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our future earnings. Net realized capital gains, if any, are distributed at least annually.
Financing Costs
We record origination expenses related to our Revolving Credit Facility, and Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Unsecured Notes”) as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation for our Revolving Credit Facility. The same methodology is used to approximate the effective yield method for our Prospect Capital InterNotes® and our 2024 Notes Follow-on Program. The effective interest method is used for our remaining Unsecured Notes over the respective expected life or maturity. In the event that we modify or extinguish our debt before maturity, we follow the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Revolving Credit Facility, any unamortized deferred costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our Unsecured Notes, any unamortized deferred costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.
For the year ending June 30, 2017, we have changed our method of presentation relating to debt issuance costs in accordance with ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30). Prior to July 1, 2016, our policy was to present debt issuance costs in Deferred financing costs as an asset on the Consolidated Statements of Assets and Liabilities, net of accumulated amortization. Beginning with the period ended September 30, 2016, we have presented these costs, except those incurred by the Revolving Credit Facility, as a direct deduction to our Unsecured Notes. Unamortized deferred financing costs of $40,526, $44,140, $57,010, $37,607, and $15,693 previously reported as an asset on the Consolidated Statements of Assets and Liabilities for the years ended June 30, 2016, 2015, 2014, 2013, and 2012, respectively, have been reclassified as a direct deduction to the respective Unsecured Notes (see Notes 5, 6, and 7 in the accompanying Consolidated Financial Statements for further discussion).
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of SEC registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of September 30, 2016 and June 30, 2016, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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
Recent Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments, which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. ASU 2016-06 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the impact, if any, of adopting this ASU on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses certain aspects of cash flow statement classification. One such amendment requires cash payments for debt prepayment or debt extinguishment costs to be classified as cash outflows for financing activities. ASU 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The adoption of the amended guidance in ASU 2016-15 is not expected to have a significant effect on our consolidated financial statements and disclosures.
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

As of September 30, 2016, 90.1% of the interesting earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility and certain Prospect Capital InterNotes® issuances that are based on floating LIBOR rates. Interest on borrowings under the revolving credit facility is one-month LIBOR plus 225 basis points with no minimum LIBOR floor and there is no outstanding balance as of September 30, 2016. Interest on five Prospect Capital InterNotes® is three-month LIBOR plus a range of 350 to 300 basis points with no minimum LIBOR floor. The Convertible Notes, Public Notes and remaining Prospect Capital InterNotes® bear interest at fixed rates.
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in CLO residual interests) to our loan portfolio and outstanding debt as of September 30, 2016, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Interest Income	Interest Expense	Net Income	Net Investment Income (1)
Up 300 basis points	$92,748	$1,363	$91,384	$73,107
Up 200 basis points	54,474	909	53,565	42,852
Up 100 basis points	18,619	456	18,163	14,531
Down 100 basis points	(220)	(246)	26	21

(1)	Includes the impact of income incentive fees. See Note 13 to our consolidated financial statements for the period ended
September 30, 2016 for more information on the income incentive fees.

(2)	As of September 30, 2016 one and three month LIBOR was 0.53% and 0.85%, respectively.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended September 30, 2016, we did not engage in hedging activities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2016, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of September 30, 2016. Our Investment Adviser and Administrator have been named as defendants in a lawsuit filed on April 21, 2016 by a purported shareholder of Prospect in the United States District Court for the Southern District of New York under the caption Paskowitz v. Prospect Capital Management and Prospect Administration. The complaint alleges that the defendants received purportedly excessive management and administrative services fees from us in violation of Section 36(b) of the 1940 Act. The plaintiff seeks to recover on behalf of us damages in an amount not specified in the complaint. The defendants have informed us that they believe the complaint is without merit and intend to defend themselves vigorously against the plaintiff’s claims. We believe that the lawsuit is not likely to have a material adverse effect on Prospect. On June 30, 2016, the Investment Adviser and the Administrator filed a motion to dismiss the complaint.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2016, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
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
Item 6. Exhibits, Financial Statement Schedules
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
4.1	Form of 6.250% Notes due 2024, Note 4, of an aggregate principal amount of $563,000.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(3)
4.2	Form of 6.250% Notes due 2024, Note 5, of an aggregate principal amount of $323,825.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(3)
4.3	Form of 6.250% Notes due 2024, Note 6, of an aggregate principal amount of $730,600.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(3)
4.4	Form of 6.250% Notes due 2024, Note 7, of an aggregate principal amount of $265,125.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(3)
4.5	Form of 6.250% Notes due 2024, Note 8, of an aggregate principal amount of $722,100.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(3)

Exhibit No.
4.6	Four Hundred Thirty-First Supplemental Indenture dated as of July 8, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(3)
4.7	Form of 6.250% Notes due 2024, Note 9, of an aggregate principal amount of $599,050.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(4)
4.8	Form of 6.250% Notes due 2024, Note 10, of an aggregate principal amount of $807,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(4)
4.9	Form of 6.250% Notes due 2024, Note 11, of an aggregate principal amount of $799,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(4)
4.10	Form of 6.250% Notes due 2024, Note 12, of an aggregate principal amount of $501,625.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(4)
4.11	Four Hundred Thirty-Second Supplemental Indenture dated as of July 14, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(4)
4.12	Form of 6.250% Notes due 2024, Note 13, of an aggregate principal amount of $592,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(5)
4.13	Form of 6.250% Notes due 2024, Note 14, of an aggregate principal amount of $581,250.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(5)
4.14	Form of 6.250% Notes due 2024, Note 15, of an aggregate principal amount of $463,750.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(5)
4.15	Form of 6.250% Notes due 2024, Note 16, of an aggregate principal amount of $836,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(5)
4.16	Form of 6.250% Notes due 2024, Note 17, of an aggregate principal amount of $536,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(5)
4.17	Four Hundred Thirty-Third Supplemental Indenture dated as of July 21, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(5)
4.18	Form of 6.250% Notes due 2024, Note 18, of an aggregate principal amount of $1,746,400.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(6)
4.19	Form of 6.250% Notes due 2024, Note 19, of an aggregate principal amount of $826,325.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(6)
4.20	Form of 6.250% Notes due 2024, Note 20, of an aggregate principal amount of $838,525.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(6)
4.21	Form of 6.250% Notes due 2024, Note 21, of an aggregate principal amount of $1,027,325.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(6)
4.22	Form of 6.250% Notes due 2024, Note 22, of an aggregate principal amount of $1,329,050.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(6)
4.23	Four Hundred Thirty-Fourth Supplemental Indenture dated as of July 28, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(6)
4.24	Form of 6.250% Notes due 2024, Note 23, of an aggregate principal amount of $1,232,075.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(7)
4.25	Form of 6.250% Notes due 2024, Note 24, of an aggregate principal amount of $1,273,150.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(7)
4.26	Form of 6.250% Notes due 2024, Note 25, of an aggregate principal amount of $1,825,850.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(7)
4.27	Form of 6.250% Notes due 2024, Note 26, of an aggregate principal amount of $902,650.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(7)
4.28	Form of 6.250% Notes due 2024, Note 27, of an aggregate principal amount of $866,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(7)
4.29	Four Hundred Thirty-Fifth Supplemental Indenture dated as of August 4, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(7)
4.30	Form of 6.250% Notes due 2024, Note 28, of an aggregate principal amount of $1,284,800.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(8)
4.31	Form of 6.250% Notes due 2024, Note 29, of an aggregate principal amount of $1,423,275.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(8)

Exhibit No.
4.32	Form of 6.250% Notes due 2024, Note 30, of an aggregate principal amount of $1,424,750.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(8)
4.33	Form of 6.250% Notes due 2024, Note 31, of an aggregate principal amount of $1,525,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(8)
4.34	Form of 6.250% Notes due 2024, Note 32, of an aggregate principal amount of $1,335,200.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(8)
4.35	Four Hundred Thirty-Sixth Supplemental Indenture dated as of August 11, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(8)
4.36	Form of 6.250% Notes due 2024, Note 33, of an aggregate principal amount of $746,950.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(9)
4.37	Form of 6.250% Notes due 2024, Note 34, of an aggregate principal amount of $1,254,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(9)
4.38	Form of 6.250% Notes due 2024, Note 35, of an aggregate principal amount of $790,900.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(9)
4.39	Form of 6.250% Notes due 2024, Note 36, of an aggregate principal amount of $1,477,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(9)
4.40	Form of 6.250% Notes due 2024, Note 37, of an aggregate principal amount of $2,147,375.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(9)
4.41	Four Hundred Thirty-Seventh Supplemental Indenture dated as of August 18, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(9)
4.42	Form of 6.250% Notes due 2024, Note 38, of an aggregate principal amount of $1,502,000.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(10)
4.43	Form of 6.250% Notes due 2024, Note 39, of an aggregate principal amount of $1,098,150.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(10)
4.44	Form of 6.250% Notes due 2024, Note 40, of an aggregate principal amount of $719,375.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(10)
4.45	Form of 6.250% Notes due 2024, Note 41, of an aggregate principal amount of $979,025.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(10)
4.46	Four Hundred Thirty-Eighth Supplemental Indenture dated as of August 25, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(10)
4.47	Four Hundred Thirty-Ninth Supplemental Indenture dated as of September 15, 2016, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(12)
4.48	Four Hundred Fortieth Supplemental Indenture dated as of September 22, 2016, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(13)
4.49	Four Hundred Forty-First Supplemental Indenture dated as of September 29, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(14)
10.1	Form of Debt Distribution Agreement(11)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on July 8, 2016.
(4)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on July 14, 2016.

(5)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on July 21, 2016.
(6)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 28, 2016.
(7)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on August 4, 2016.
(8)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on August 11, 2016.
(9)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on August 18, 2016.
(10)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on August 25, 2016.
(11)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on September 1, 2016.
(12)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on September 15, 2016.
(13)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on September 22, 2016.
(14)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on September 29, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2016.

PROSPECT CAPITAL CORPORATION

By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN F. BARRY III	/s/ ANDREW C. COOPER
John F. Barry III	Andrew C. Cooper
Chairman of the Board, Chief Executive Officer and Director	Director
November 8, 2016	November 8, 2016

/s/ BRIAN H. OSWALD	/s/ WILLIAM J. GREMP
Brian H. Oswald	William J. Gremp
Chief Financial Officer	Director
November 8, 2016	November 8, 2016

/s/ M. GRIER ELIASEK	/s/ EUGENE S. STARK
M. Grier Eliasek	Eugene S. Stark
President, Chief Operating Officer and Director	Director
November 8, 2016	November 8, 2016