Form 10-Q
period 2016-12-31
PROSPECT CAPITAL CORP
filed 2017-02-08
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016 OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at February 8, 2017
$0.001 par value	359,296,184

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

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	December 31, 2016	June 30, 2016

	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $1,880,883 and $1,768,220, respectively)	$1,867,410	$1,752,449
Affiliate investments (amortized cost of $8,530 and $10,758, respectively)	7,819	11,320
Non-control/non-affiliate investments (amortized cost of $4,222,503 and $4,312,122, respectively)	4,061,770	4,133,939
Total investments at fair value (amortized cost of $6,111,916 and $6,091,100, respectively)	5,936,999	5,897,708
Cash	203,911	317,798
Receivables for:
Interest, net	23,943	12,127
Other	6,484	168
Prepaid expenses	670	855
Deferred financing costs on Revolving Credit Facility (Note 4)	6,141	7,525
Total Assets	6,178,148	6,236,181

Liabilities
Revolving Credit Facility (Notes 4 and 8)	—	—
Prospect Capital InterNotes® (Notes 7 and 8)	947,172	893,210
Convertible Notes (Notes 5 and 8)	909,505	1,074,361
Public Notes (Notes 6 and 8)	737,311	699,368
Due to Prospect Capital Management (Note 13)	52,212	54,149
Interest payable	38,419	40,804
Dividends payable	29,915	29,758
Due to Prospect Administration (Note 13)	3,010	1,765
Accrued expenses	2,885	2,259
Other liabilities	3,123	3,633
Due to broker	—	957
Total Liabilities	2,723,552	2,800,264
Commitments and Contingencies (Note 3)	—	—
Net Assets	$3,454,596	$3,435,917

Components of Net Assets
Common stock, par value $0.001 per share (1,000,000,000 common shares authorized; 359,000,280 and 357,107,231 issued and outstanding, respectively) (Note 9)	$359	$357
Paid-in capital in excess of par (Note 9)	3,981,732	3,967,397
Accumulated overdistributed net investment income	(16,907)	(3,623)
Accumulated net realized loss	(335,671)	(334,822)
Net unrealized loss	(174,917)	(193,392)
Net Assets	$3,454,596	$3,435,917

Net Asset Value Per Share (Note 16)	$9.62	$9.62

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Investment Income
Interest income:
Control investments	$48,281	$51,429	$94,190	$103,373
Affiliate investments	—	11	—	896
Non-control/non-affiliate investments	87,465	88,161	174,125	181,869
Structured credit securities	39,045	46,902	78,126	91,668
Total interest income	174,791	186,503	346,441	377,806
Dividend income:
Control investments	1,282	13,545	3,522	16,758
Non-control/non-affiliate investments	97	1	241	3
Total dividend income	1,379	13,546	3,763	16,761
Other income:
Control investments	3,856	3,270	6,796	5,679
Non-control/non-affiliate investments	3,454	5,872	6,312	9,196
Total other income (Note 10)	7,310	9,142	13,108	14,875
Total Investment Income	183,480	209,191	363,312	409,442
Operating Expenses
Base management fee (Note 13)	30,886	31,781	61,678	64,735
Income incentive fee (Note 13)	21,101	25,224	40,831	48,034
Interest and credit facility expenses	40,848	42,205	82,517	84,162
Allocation of overhead from Prospect Administration (Note 13)	2,657	2,000	6,190	6,178
Audit, compliance and tax related fees	1,058	1,192	2,453	3,069
Directors’ fees	112	94	225	188
Other general and administrative expenses	2,413	5,802	6,094	10,941
Total Operating Expenses	99,075	108,298	199,988	217,307
Net Investment Income	84,405	100,893	163,324	192,135
Net Realized and Change in Unrealized Gains (Losses) from Investments
Net realized (losses) gains
Control investments	178	(8)	183	(9)
Affiliate investments	—	—	137	—
Non-control/non-affiliate investments	(260)	(5,310)	312	(7,444)
Net realized (losses) gains	(82)	(5,318)	632	(7,453)
Net change in unrealized gains (losses)
Control investments	(11,068)	(37,104)	2,298	(77,287)
Affiliate investments	853	241	(1,273)	346
Non-control/non-affiliate investments	26,896	(153,784)	17,450	(174,981)
Net change in unrealized gains (losses)	16,681	(190,647)	18,475	(251,922)
Net Realized and Change in Unrealized Gains (Losses) from Investments	16,599	(195,965)	19,107	(259,375)
Net realized losses on extinguishment of debt	(124)	(48)	(185)	(63)
Net Increase (Decrease) in Net Assets Resulting from Operations	$100,880	$(95,120)	$182,246	$(67,303)
Net increase (decrease) in net assets resulting from operations per share	$0.28	$(0.27)	$0.51	$(0.19)
Dividends declared per share	$(0.25)	$(0.25)	$(0.50)	$(0.50)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)
(Unaudited)

	Six Months Ended December 31,
	2016	2015
Operations
Net investment income	$163,324	$192,135
Net realized gains (losses)	447	(7,516)
Net change in unrealized gains (losses)	18,475	(251,922)
Net Increase (Decrease) in Net Assets Resulting from Operations	182,246	(67,303)

Distributions to Shareholders
Distribution from net investment income	(179,097)	(177,942)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	(179,097)	(177,942)

Common Stock Transactions
Offering costs from issuance of common stock	—	118
Repurchase of common stock under stock repurchase program	—	(34,140)
Value of shares issued through reinvestment of dividends	15,530	7,645
Net Increase (Decrease) in Net Assets Resulting from Common Stock Transactions	15,530	(26,377)

Total Increase (Decrease) in Net Assets	18,679	(271,622)
Net assets at beginning of period	3,435,917	3,703,049
Net Assets at End of Period (Accumulated Overdistributed Net Investment Income of $(16,907) and $(3,623), respectively)	$3,454,596	$3,431,427

Common Stock Activity
Shares repurchased under stock repurchase program	—	(4,708,750)
Shares issued through reinvestment of dividends	1,893,049	1,029,703
Net shares issued (repurchased) due to common stock activity	1,893,049	(3,679,047)
Shares issued and outstanding at beginning of period	357,107,231	359,090,759
Shares Issued and Outstanding at End of Period	359,000,280	355,411,712

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Six Months Ended December 31,
	2016	2015
Operating Activities
Net increase (decrease) in net assets resulting from operations	$182,246	$(67,303)
Net realized losses on extinguishment of debt	185	63
Net realized (gains) losses from investments	(632)	7,453
Net change in unrealized (gains) losses from investments	(18,475)	251,922
Amortization of discounts and premiums, net	37,178	40,627
Accretion of discount on Public Notes (Note 6)	132	98
Amortization of deferred financing costs	6,758	6,916
Payment-in-kind interest	(9,196)	(4,140)
Structuring fees	(5,693)	(6,906)
Change in operating assets and liabilities:
Payments for purchases of investments	(801,798)	(650,842)
Proceeds from sale of investments and collection of investment principal	759,326	791,774
(Increase) decrease in interest receivable, net	(11,816)	5,288
(Increase) decrease in other receivables	(6,317)	412
Decrease (increase) in prepaid expenses	185	(8)
Decrease in due to broker	(957)	(26,778)
(Decrease) increase in interest payable	(2,385)	1,148
Increase in due to Prospect Administration	1,245	3,610
(Decrease) increase in due to Prospect Capital Management	(1,937)	54,632
Increase in accrued expenses	626	1,759
(Decrease) increase in other liabilities	(510)	3,796
Net Cash Provided by Operating Activities	128,165	413,521
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	210,000	536,000
Principal payments under Revolving Credit Facility (Note 4)	(210,000)	(846,700)
Issuances of Public Notes, net of original issue discount (Note 6)	37,466	160,000
Redemptions of Convertible Notes (Note 5)	(167,500)	(150,000)
Issuances of Prospect Capital InterNotes® (Note 7)	64,731	69,289
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(11,440)	(2,606)
Financing costs paid and deferred	(1,900)	(6,549)
Cost of shares repurchased under stock repurchase program	—	(34,140)
Offering costs from issuance of common stock	—	118
Dividends paid	(163,409)	(170,605)
Net Cash Used in Financing Activities	(242,052)	(445,193)

Net Decrease in Cash	(113,887)	(31,672)
Cash at beginning of period	317,798	110,026
Cash at End of period	$203,911	$78,354

Supplemental Disclosures
Cash paid for interest	$78,012	$75,735
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$15,530	$7,645
Cost basis of investments written off as worthless	$1,720	$3,762

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
(in thousands, except share data)

			December 31, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(41)

Arctic Energy Services, LLC(15)	Wyoming / Energy Equipment & Services	Class D Units (32,915 units)(39)		$31,640	$18,555	0.5%
		Class E Units (21,080 units)(39)		20,230	—	—%
		Class A Units (700 units)(39)		9,006	—	—%
		Class C Units (10 units)(39)		—	—	—%
				60,876	18,555	0.5%
CCPI Inc.(16)	Ohio / Metals & Mining	Senior Secured Term Loan A (10.00%, due 12/31/2017)(3)	12,088	12,088	12,088	0.3%
		Senior Secured Term Loan B (12.00% plus 7.00% PIK, due 12/31/2017)(40)	9,320	9,320	9,320	0.3%
		Common Stock (14,857 shares)		6,759	21,469	0.6%
				28,167	42,877	1.2%
CP Energy Services Inc.(17)	Oklahoma / Energy Equipment & Services	Series B Convertible Preferred Stock (1,043 shares)(39)		98,272	73,048	2.1%
		Common Stock (2,924 shares)(39)		15,227	—	—%
				113,499	73,048	2.1%
Credit Central Loan Company, LLC(18)	South Carolina / Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2019)(13)(40)	51,370	44,112	51,370	1.5%
		Class A Units (10,640,642 units)(13)(39)		13,731	8,312	0.2%
		Net Revenues Interest (25% of Net Revenues)(13)(39)		—	3,299	0.1%
				57,843	62,981	1.8%
Echelon Aviation LLC	New York / Diversified Financial Services	Senior Secured Term Loan (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(10)(12)(40)	31,055	31,055	31,055	0.9%
		Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 1.00% PIK, due 12/7/2024)(10)(12)(39)(40)	16,044	16,044	16,044	0.5%
		Membership Interest (99%)		22,738	29,760	0.8%
				69,837	76,859	2.2%
Edmentum Ultimate Holdings, LLC(19)	Minnesota / Internet Software & Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00%, due 6/9/2020)(14)	—	—	—	—%
		Unsecured Senior PIK Note (8.50% PIK, due 6/9/2020)(40)	6,619	6,619	6,619	0.2%
		Unsecured Junior PIK Note (10.00% PIK, due 6/9/2020)(40)	30,326	23,829	26,561	0.8%
		Class A Units (370,964 units)(39)		6,577	3,432	0.1%
				37,025	36,612	1.1%
First Tower Finance Company LLC(20)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 12.00% PIK, due 6/24/2019)(13)(40)	258,210	258,210	258,210	7.5%
		Class A Units (93,997,533 units)(13)(39)		78,481	97,398	2.8%
				336,691	355,608	10.3%
Freedom Marine Solutions, LLC(21)	Louisiana / Energy Equipment & Services	Membership Interest (100%)(39)		41,411	26,671	0.8%
				41,411	26,671	0.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(41)

Gulf Coast Machine & Supply Company	Texas / Energy Equipment & Services	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), in non-accrual status effective 1/1/2015, due 10/12/2017)(10)(11)	$41,980	$35,403	$7,487	0.2%
		Series A Convertible Preferred Stock (99,900 shares)(39)		25,950	—	—%
		Common Stock (100 shares)(39)	—	—	—	—%
				61,353	7,487	0.2%
MITY, Inc.(22)	Utah / Commercial Services & Supplies	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 1/30/2020)(3)(10)(11)	18,250	18,250	18,250	0.5%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 1/30/2020)(3)(10)(11)(40)	16,442	16,442	16,442	0.5%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due on demand)(13)	5,478	7,200	5,478	0.2%
		Common Stock (42,053 shares)		6,849	16,789	0.4%
				48,741	56,959	1.6%
National Property REIT Corp.(23)	Various / Equity Real Estate Investment Trusts (REITs) / Online Lending	Senior Secured Term Loan A (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(10)(11)(40)	284,421	284,421	284,421	8.2%
		Senior Secured Term Loan E (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(10)(11)(40)	205,591	205,591	205,591	6.0%
		Senior Secured Term Loan C to ACL Loan Holdings, Inc. (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(10)(11)(13)(40)	88,556	88,556	88,556	2.6%
		Senior Secured Term Loan C to American Consumer Lending Limited (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 12/15/2020)(10)(11)(13)(40)	46,918	46,918	46,918	1.4%
		Common Stock (1,743,534 shares)(39)	—	184,768	254,187	7.4%
		Net Operating Income Interest (5% of Net Operating Income)(39)	—	—	68,948	1.9%
				810,254	948,621	27.5%
Nationwide Loan Company LLC(24)	Illinois / Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)(13)(40)	16,819	16,819	16,819	0.5%
		Class A Units (29,559,899 units)(13)		16,293	19,456	0.6%
				33,112	36,275	1.1%
NMMB, Inc.(25)	New York / Media	Senior Secured Note (14.00%, due 5/6/2021)	3,714	3,714	3,714	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2021)	7,000	7,000	7,000	0.2%
		Series A Preferred Stock (7,200 shares)(39)		7,200	2,558	0.1%
		Series B Preferred Stock (5,669 shares)(39)		5,669	2,014	0.1%
				23,583	15,286	0.4%
R-V Industries, Inc.	Pennsylvania / Construction & Engineering	Senior Subordinated Note (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/12/2018)(3)(10)(11)	28,622	28,622	28,622	0.8%
		Common Stock (745,107 shares)		6,941	6,909	0.2%
				35,563	35,531	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(41)

USES Corp.(26)	Texas / Commercial Services & Supplies	Senior Secured Term Loan A (9.00% PIK, in non-accrual status effective 4/1/2016, due 3/31/2019)	$27,091	$26,158	$27,091	0.8%
		Senior Secured Term Loan B (15.50% PIK, in non-accrual status effective 4/1/2016, due 3/31/2019)	37,880	35,568	16,013	0.4%
		Common Stock (268,962 shares)(39)		—	—	—%
				61,726	43,104	1.2%
Valley Electric Company, Inc.(27)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2019)(3)(10)(11)(40)	10,430	10,430	10,430	0.3%
		Senior Secured Note (10.00% plus 8.50% PIK, due 6/23/2019)(40)	24,568	24,568	20,491	0.6%
		Common Stock (50,000 shares)(39)		26,204	—	—%
				61,202	30,921	0.9%
Wolf Energy, LLC	Kansas / Energy Equipment & Services	Senior Secured Promissory Note secured by assets formerly owned by H&M (18.00%, in non-accrual status effective 4/15/2013, due 4/15/2018)	41,758	—	—	—%
		Membership Interest (100%)(39)		—	—	—%
		Net Profits Interest (8% of Equity Distributions)(4)(39)		—	15	—%
				—	15	—%
				$1,880,883	$1,867,410	54.0%

Affiliate Investments (5.00% to 24.99% voting control)(42)

Targus International, LLC(28)	California / Leisure Products	Senior Secured Term Loan A (15.00% PIK, in non-accrual status effective 10/1/15, due 12/31/2019)(8)	$1,422	$1,263	$1,422	—%
		Senior Secured Term Loan B (15.00% PIK, in non-accrual status effective 10/1/15, due 12/31/2019)(8)	4,267	3,788	4,267	0.1%
		Common Stock (1,262,737 shares)(39)		3,479	2,130	0.1%
				8,530	7,819	0.2%
				$8,530	$7,819	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

AFI Shareholder, LLC (f/k/a Aircraft Fasteners International, LLC)	California / Trading Companies & Distributors	Class A Units (32,500 units)(39)		$289	$679	—%
				289	679	—%
ALG USA Holdings, LLC	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 2/28/2020)(8)(10)(11)	11,771	11,649	11,771	0.3%
				11,649	11,771	0.3%
American Gilsonite Company(29)	Utah / Metals & Mining	Membership Interest (1.93%)(39)		—	—	—%
				—	—	—%
Apidos CLO IX	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.57%, due 7/15/2023)(5)(13)	23,525	19,276	17,295	0.5%
				19,276	17,295	0.5%
Apidos CLO XI	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.96%, due 1/17/2023)(5)(13)	40,500	30,870	26,902	0.8%
				30,870	26,902	0.8%
Apidos CLO XII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.28%, due 4/15/2025)(5)(13)	44,063	32,596	29,821	0.9%
				32,596	29,821	0.9%
Apidos CLO XV	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.36%, due 10/20/2025)(5)(13)	36,515	29,887	24,655	0.7%
				29,887	24,655	0.7%
Apidos CLO XXII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.08%, due 10/20/2027)(5)(6)(13)	31,350	26,710	26,752	0.8%
				26,710	26,752	0.8%
Arctic Glacier U.S.A., Inc.	Minnesota / Food Products	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 11/10/2019)(3)(10)(11)	150,000	150,000	150,000	4.3%
				150,000	150,000	4.3%
Ark-La-Tex Wireline Services, LLC	Louisiana / Energy Equipment & Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 4/8/2019)(10)(12)	21,322	20,353	9,074	0.3%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.50% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 4/8/2019)(10)(12)	25,282	23,239	—	—%
				43,592	9,074	0.3%
Armor Holding II LLC	New York / Commercial Services & Supplies	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(8)(10)(11)	7,000	6,918	6,918	0.2%
				6,918	6,918	0.2%
Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Health Care Providers & Services	Revolving Line of Credit – $7,000 Commitment (9.50% (LIBOR + 8.00% with 1.50% LIBOR floor), due 8/21/2018)(10)(11)(14)	2,350	2,350	2,350	0.1%
		Senior Term Loan (9.50% (LIBOR + 8.00% with 1.50% LIBOR floor), due 2/21/2020)(3)(10)(11)	79,968	79,968	79,968	2.3%
				82,318	82,318	2.4%
Babson CLO Ltd. 2014-III	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.56%, due 1/15/2026)(5)(6)(13)	52,250	42,034	41,223	1.2%
				42,034	41,223	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan A (7.00% (LIBOR + 5.75% with 1.25% LIBOR floor), due 6/03/2021)(3)(10)(12)	$119,262	$119,262	$119,262	3.5%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.25% with 1.25% LIBOR floor), due 6/03/2021)(10)(12)	120,491	120,491	120,491	3.4%
				239,753	239,753	6.9%
Brookside Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 6.98%, due 4/17/2025)(5)(13)	26,000	18,734	15,918	0.5%
				18,734	15,918	0.5%
California Street CLO IX Ltd. (f/k/a Symphony CLO IX Ltd.)	Cayman Islands / Structured Finance	Preference Shares (Residual Interest, current yield 13.15%, due 10/16/2028)(5)(13)	58,915	40,253	34,799	1.0%
				40,253	34,799	1.0%
Capstone Logistics Acquisition, Inc.	Georgia / Commercial Services & Supplies	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(8)(10)(11)	101,828	101,340	100,698	2.9%
				101,340	100,698	2.9%
Carlyle Carlyle Global Market Strategies CLO 2016-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.30%, due 10/20/2029)(5)(6)(13)	32,200	31,153	30,160	0.9%
				31,153	30,160	0.9%
Cent CLO 17 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.59%, due 1/30/2025)(5)(13)	24,870	18,364	16,768	0.5%
				18,364	16,768	0.5%
Cent CLO 20 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.64%, due 1/25/2026)(5)(13)	40,275	31,752	25,771	0.7%
				31,752	25,771	0.7%
Cent CLO 21 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.61%, due 7/27/2026)(5)(6)(13)	48,528	36,287	30,756	0.9%
				36,287	30,756	0.9%
CIFC Funding 2013-III, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.38%, due 10/24/2025)(5)(13)	44,100	31,347	30,928	0.9%
				31,347	30,928	0.9%
CIFC Funding 2013-IV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.13%, due 11/27/2024)(5)(13)	45,500	32,561	34,499	1.0%
				32,561	34,499	1.0%
CIFC Funding 2014-IV Investor, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 18.31%, due 10/17/2026)(5)(6)(13)	41,500	30,480	31,494	0.9%
				30,480	31,494	0.9%
CIFC Funding 2016-I, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 17.14%, due 10/21/2028)(5)(6)(13)	34,000	30,091	29,879	0.9%
				30,091	29,879	0.9%
Cinedigm DC Holdings, LLC	New York / Media	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(10)(11)(40)	62,442	62,392	62,442	1.8%
				62,392	62,442	1.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Coverall North America, Inc.	Florida / Commercial Services & Supplies	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(10)(11)	$23,750	$23,750	$23,750	0.7%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(10)(11)	25,000	25,000	25,000	0.7%
				48,750	48,750	1.4%
Crosman Corporation	New York / Leisure Products	Senior Secured Term Loan A (9.31% (LIBOR + 8.70% with .30% LIBOR floor) plus 4.00% PIK, due 8/5/2020)(3)(10)(12)(40)	54,673	54,673	54,673	1.6%
		Senior Secured Term Loan B (16.31% (LIBOR + 15.70% with .30% LIBOR floor) plus 4.00% PIK, due 8/5/2020)(10)(12)(40)	41,656	41,656	41,656	1.2%
				96,329	96,329	2.8%
CURO Group Holdings Corp (f/k/a Speedy Cash Holdings Corp.)	Canada / Consumer Finance	Senior Unsecured Notes (12.00%, due 11/15/2017)(8)(13)	15,000	15,000	11,988	0.3%
		Subordinated Secured Term Loan (10.75%, due 5/15/2018)(8)(13)	10,000	9,546	9,575	0.3%
				24,546	21,563	0.6%
Digital Room LLC	California / Commercial Services & Supplies	Second Lien Term Loan (11.00% (LIBOR + 10.00% with 1.00% LIBOR floor), due 5/21/2023)(8)(10)(12)	34,000	33,337	33,337	1.0%
				33,337	33,337	1.0%
Dunn Paper, Inc.	Georgia / Paper & Forest Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 8/26/2023)(3)(8)(10)(11)	11,500	11,278	11,295	0.3%
				11,278	11,295	0.3%
Easy Gardener Products, Inc.	Texas / Commercial Services & Supplies	Senior Secured Term Loan (10.84% (LIBOR + 10.00% with .25% LIBOR floor), due 09/30/2020)(3)(10)(11)	17,281	17,281	16,481	0.5%
				17,281	16,481	0.5%
Fleetwash, Inc.	New Jersey / Commercial Services & Supplies	Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/30/2019)(3)(10)(11)	23,402	23,402	23,402	0.7%
		Delayed Draw Term Loan – $15,000 Commitment (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor)expires 4/30/2019)(10)(14)	—	—	—	—%
				23,402	23,402	0.7%
Galaxy XV CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.90%, due 4/15/2025)(5)(13)	39,275	28,394	28,998	0.8%
				28,394	28,998	0.8%
Galaxy XVI CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.13%, due 11/16/2025)(5)(13)	24,575	18,535	17,544	0.5%
				18,535	17,544	0.5%
Galaxy XVII CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.47%, due 7/15/2026)(5)(6)(13)	39,905	30,698	28,707	0.8%
				30,698	28,707	0.8%
Generation Brands Holdings, Inc.	Illinois / Household Durables	Subordinated Secured Term Loan (11.00% (LIBOR + 10.00% with 1.00% LIBOR floor), due 12/10/2022)(3)(8)(10)(11)	19,000	18,479	19,000	0.5%
				18,479	19,000	0.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Global Employment Solutions, Inc.	Colorado / Commercial Services & Supplies	Senior Secured Term Loan (10.25% (LIBOR + 9.25% with 1.00% LIBOR floor), due 6/26/2020)(3)(10)(12)	$49,250	$49,250	$49,250	1.4%
				49,250	49,250	1.4%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 5.30%, due 8/15/2023)(5)(13)	23,188	16,595	13,952	0.4%
				16,595	13,952	0.4%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.56%, due 4/15/2025)(5)(13)	40,400	29,554	28,782	0.8%
				29,554	28,782	0.8%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.69%, due 4/18/2026)(5)(13)	24,500	17,056	16,417	0.5%
				17,056	16,417	0.5%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.95%, due 4/28/2025)(5)(6)(13)	41,164	28,625	28,563	0.8%
				28,625	28,563	0.8%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.68%, due 10/18/2027)(5)(6)(13)	39,598	35,167	35,569	1.0%
				35,167	35,569	1.0%
Harbortouch Payments, LLC	Pennsylvania / Commercial Services & Supplies	Escrow Receivable(39)		—	2,173	0.1%
				—	2,173	0.1%
HarbourView CLO VII, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.57%, due 11/18/2026)(5)(6)(13)	19,025	14,475	13,980	0.4%
				14,475	13,980	0.4%
Harley Marine Services, Inc.	Washington / Oil, Gas & Consumable Fuels	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 12/20/2019)(3)(8)(10)(11)	9,000	8,902	8,323	0.2%
				8,902	8,323	0.2%
Hollander Sleep Products, LLC	Florida / Household Durables	Senior Secured Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 10/21/2020)(3)(10)(11)	21,860	21,860	21,071	0.6%
				21,860	21,071	0.6%
Inpatient Care Management Company, LLC	Florida / Health Care Providers & Services	Senior Secured Term Loan (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 6/8/2021(10)(12)	26,293	26,293	26,293	0.8%
				26,293	26,293	0.8%
Instant Web, LLC	Minnesota / Media	Senior Secured Term Loan A (5.50% (LIBOR + 4.50% with 1.00% LIBOR floor), due 3/28/2019)(10)(11)	121,945	121,945	121,945	3.5%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/28/2019)(3)(10)(11)	158,100	158,100	158,100	4.6%
		Senior Secured Term Loan C-1 (12.75% (LIBOR + 11.75% with 1.00% LIBOR floor), due 3/28/2019)(10)(11)	27,000	27,000	27,000	0.8%
		Senior Secured Term Loan C-2 (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor), due 3/28/2019)(10)(11)	25,000	25,000	25,000	0.7%
				332,045	332,045	9.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

InterDent, Inc.	California / Health Care Providers & Services	Senior Secured Term Loan A (6.27% (LIBOR + 5.50% with 0.75% LIBOR floor), due 8/3/2017)(10)(12)	$79,097	$79,097	$79,097	2.3%
		Senior Secured Term Loan B (11.27% (LIBOR + 10.50% with 0.75% LIBOR floor), due 8/3/2017)(3)(10)(12)	131,125	131,125	131,125	3.8%
				210,222	210,222	6.1%
JD Power and Associates	California / Professional Services	Second Lien Term Loan (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/7/2024)(3)(8)(10)(11)	15,000	14,784	15,000	0.4%
				14,784	15,000	0.4%
Jefferson Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.32%, due 7/20/2027)(5)(6)(13)	19,500	16,946	15,376	0.4%
				16,946	15,376	0.4%
K&N Parent, Inc.	California / Auto Components	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/20/2024)(8)(10)(11)	13,000	12,745	12,745	0.4%
				12,745	12,745	0.4%
Keystone Peer Review Organization Holdings, Inc.	Pennsylvania / Health Care Providers & Services	Second Lien Term Loan (11.75% (PRIME + 8.00%) with 3.75% PRIME floor), due 7/28/2023)(8)(10)	45,000	45,000	45,000	1.3%
				45,000	45,000	1.3%
LaserShip, Inc.	Virginia / Road & Rail	Senior Secured Term Loan A (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(3)(10)(12)	34,189	34,189	34,189	1.0%
		Senior Secured Term Loan B (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(3)(10)(12)	20,990	20,990	20,990	0.6%
				55,179	55,179	1.6%
LCM XIV Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 16.91%, due 7/15/2025)(5)(13)	30,500	22,027	22,226	0.6%
				22,027	22,226	0.6%
Madison Park Funding IX, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 20.22%, due 8/15/2022)(5)(13)	43,110	28,989	28,091	0.8%
				28,989	28,091	0.8%
Matrixx Initiatives, Inc.	New Jersey / Pharmaceuticals	Senior Secured Term Loan A (7.50% (LIBOR + 6.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(10)(11)	33,802	33,802	33,802	1.0%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(10)(11)	45,562	45,562	45,562	1.3%
				79,364	79,364	2.3%
Maverick Healthcare Equity, LLC	Arizona / Health Care Providers & Services	Preferred Units (1,250,000 units)(39)		1,252	1,738	0.1%
		Class A Common Units (1,250,000 units)(39)		—	—	—%
				1,252	1,738	0.1%
Mineral Fusion Natural Brands(30)	Colorado / Personal Products	Membership Interest (1.43%)(39)		—	115	—%
				—	115	—%
Mountain View CLO 2013-I Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.40%, due 4/12/2024)(5)(13)	43,650	30,835	29,821	0.9%
				30,835	29,821	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Mountain View CLO IX Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.21%, due 7/15/2027)(5)(6)(13)	$47,830	$41,924	$41,550	1.2%
				41,924	41,550	1.2%
National Home Healthcare Corp.	Michigan / Health Care Providers & Services	Second Lien Term Loan (11.75% (PRIME + 8.00%) with 3.75% PRIME floor), due 12/8/2022)(8)(10)	15,400	15,172	15,172	0.4%
				15,172	15,172	0.4%
NCP Finance Limited Partnership(31)	Ohio / Consumer Finance	Subordinated Secured Term Loan (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(8)(10)(12)(13)	27,039	26,486	25,687	0.7%
				26,486	25,687	0.7%
Nixon, Inc.	California / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan (9.50% plus 3.00% PIK, plus 2.00% default interest, in non-accrual status effective 7/1/2016, due 4/16/2018)(8)	15,413	14,197	7,334	0.2%
				14,197	7,334	0.2%
Octagon Investment Partners XV, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 12.23%, due 1/19/2025)(5)(13)	32,921	24,984	22,018	0.6%
				24,984	22,018	0.6%
Octagon Investment Partners XVIII, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 17.44%, due 12/16/2024)(5)(6)(13)	28,200	18,856	17,946	0.5%
				18,856	17,946	0.5%
Outerwall Inc.	Washington / Diversified Consumer Services	Senior Secured Term Loan B (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 9/27/2024)(3)(8)(10)(11)	40,000	39,421	40,000	1.2%
				39,421	40,000	1.2%
Pacific World Corporation	California / Personal Products	Revolving Line of Credit – $15,000 Commitment (8.00% (LIBOR + 7.00% with 1.00% LIBOR floor), due 9/26/2020)(10)(12)(14)	8,000	8,000	8,000	0.2%
		Senior Secured Term Loan A (6.00% (LIBOR + 5.00% with 1.00% LIBOR floor), due 9/26/2020)(3)(10)(12)	97,750	97,750	93,215	2.7%
		Senior Secured Term Loan B (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/26/2020)(3)(10)(12)	97,750	97,750	70,659	2.1%
				203,500	171,874	5.0%
Pelican Products, Inc.	California / Leisure Products	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/9/2021)(3)(8)(10)(12)	17,500	17,488	16,862	0.5%
				17,488	16,862	0.5%
PeopleConnect Intermediate, LLC (f/k/a Intelius, Inc.)	Washington / Internet Software & Services	Revolving Line of Credit – $1,000 Commitment (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 8/11/17)(10)(11)(14)	—	—	—	—%
		Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(10)(11)	20,020	20,020	19,848	0.6%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(10)(11)	20,760	20,760	20,528	0.6%
				40,780	40,376	1.2%
PGX Holdings, Inc.(33)	Utah / Diversified Consumer Services	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(10)(12)	143,767	143,767	143,767	4.2%
				143,767	143,767	4.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Photonis Technologies SAS	France / Aerospace & Defense	First Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(8)(10)(11)(13)	$9,927	$9,783	$8,731	0.3%
				9,783	8,731	0.3%
Pinnacle (US) Acquisition Co. Limited	Texas / Energy Equipment & Services	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(8)(10)(11)	7,037	6,932	5,317	0.2%
				6,932	5,317	0.2%
PlayPower, Inc.	North Carolina / Commercial Services & Supplies	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 6/23/2022)(3)(8)(10)(11)	11,000	10,868	11,000	0.3%
				10,868	11,000	0.3%
PrimeSport, Inc.	Georgia / Hotels, Restaurants & Leisure	Senior Secured Term Loan A (8.00% (LIBOR + 7.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(10)(11)	53,546	53,546	53,546	1.5%
		Senior Secured Term Loan B (13.00% (LIBOR + 12.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(10)(11)	74,500	74,500	71,696	2.1%
				128,046	125,242	3.6%
Prince Mineral Holding Corp.	New York / Metals & Mining	Senior Secured Term Loan (11.50%, due 12/15/2019)(8)	10,000	9,944	9,635	0.3%
				9,944	9,635	0.3%
Rocket Software, Inc.	Massachusetts / Software	Second Lien Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/14/2024)(8)(10)(11)	50,000	49,045	50,000	1.4%
				49,045	50,000	1.4%
Royal Holdings, Inc.	Indiana / Chemicals	Second Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 6/19/2023)(3)(8)(10)(11)	5,000	4,969	5,000	0.1%
				4,969	5,000	0.1%
SCS Merger Sub, Inc.	Texas / IT Services	Second Lien Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/30/2023)(3)(8)(10)(12)	20,000	19,495	20,000	0.6%
				19,495	20,000	0.6%
SESAC Holdco II LLC	Tennessee / Media	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 4/22/2021)(3)(8)(10)(12)	10,000	9,892	9,892	0.3%
				9,892	9,892	0.3%
SITEL Worldwide Corporation	Tennessee / Diversified Consumer Services	Second Lien Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 9/18/2022)(3)(8)(10)(11)	19,000	18,543	18,543	0.5%
				18,543	18,543	0.5%
Small Business Whole Loan Portfolio(36)	New York / Online Lending	1,214 Individual Small Business Loans purchased from On Deck Capital, Inc.	14,927	14,927	14,292	0.4%
				14,927	14,292	0.4%
Spartan Energy Services, Inc.	Louisiana / Energy Equipment & Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 12/28/2017)(10)(12)	13,156	12,494	10,724	0.3%
		Senior Secured Term Loan B (13.00% (LIBOR + 12.00% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 12/28/2017)(10)(12)	14,920	13,669	—	—%
				26,163	10,724	0.3%
Stryker Energy, LLC	Ohio / Oil, Gas & Consumable Fuels	Overriding Royalty Interests(9)		—	—	—%
				—	—	—%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Sudbury Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.89%, due 1/17/2026)(5)(13)	$28,200	$19,846	$17,003	0.5%
				19,846	17,003	0.5%
Symphony CLO XIV Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.82%, due 7/14/2026)(5)(6)(13)	49,250	37,520	35,460	1.0%
				37,520	35,460	1.0%
Symphony CLO XV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.33%, due 10/17/2026)(5)(13)	50,250	41,807	38,872	1.1%
				41,807	38,872	1.1%
TouchTunes Interactive Networks, Inc.	New York / Media	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(3)(8)(10)(11)	14,000	13,897	13,897	0.4%
				13,897	13,897	0.4%
Traeger Pellet Grills LLC	Oregon / Household Durables	Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(10)(11)	33,956	33,956	33,956	1.0%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(10)(11)	36,319	36,319	36,319	1.0%
				70,275	70,275	2.0%
Transaction Network Services, Inc.	Virginia / IT Services	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/14/2020)(3)(8)(10)(11)	4,410	4,394	4,394	0.1%
				4,394	4,394	0.1%
United Sporting Companies, Inc.(38)	South Carolina / Leisure Products	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018)(3)(10)(12)	140,847	140,847	140,847	4.1%
				140,847	140,847	4.1%
Universal Fiber Systems, LLC	Virginia / Chemicals	Second Lien Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/02/2022)(3)(8)(10)(12)	37,000	36,393	37,000	1.1%
				36,393	37,000	1.1%
Universal Turbine Parts, LLC	Alabama / Aerospace & Defense	Senior Secured Term Loan A (6.75% (LIBOR + 5.75% with 1.00% LIBOR floor), due 7/22/2021)(3)(10)(11)	32,338	32,338	32,338	0.9%
		Senior Secured Term Loan B (12.75% (LIBOR + 11.75% with 1.00% LIBOR floor), due 7/22/2021)(3)(10)(11)	32,500	32,500	32,500	1.0%
				64,838	64,838	1.9%
USG Intermediate, LLC	Texas / Leisure Products	Revolving Line of Credit – $2,500 Commitment (10.75% (LIBOR + 9.75% with 1.00% LIBOR floor), due 4/15/2017)(10)(12)(14)	1,000	1,000	1,000	—%
		Senior Secured Term Loan A (8.25% (LIBOR + 7.25% with 1.00% LIBOR floor), due 4/15/2020)(3)(10)(12)	16,132	16,132	16,132	0.5%
		Senior Secured Term Loan B (13.25% (LIBOR + 12.25% with 1.00% LIBOR floor), due 4/15/2020)(3)(10)(12)	19,755	19,755	19,755	0.6%
		Equity(39)		1	—	—%
				36,888	36,887	1.1%
Venio LLC	Pennsylvania / Diversified Consumer Services	Second Lien Term Loan (12.00% (LIBOR + 9.50% with 2.50% LIBOR floor) plus 2.00% default interest, in non-accrual status effective 12/31/15, due 2/19/2020)(10)(11)	17,000	16,485	8,909	0.3%
				16,485	8,909	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2016 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Vivid Seats LLC	Illinois / Internet & Direct Marketing Retail	Second Lien Term Loan (10.75% (LIBOR + 9.75% with 1.00% LIBOR floor), due 10/12/2023)(8)(10)(11)	$22,500	$22,066	$22,066	0.6%
				22,066	22,066	0.6%
Voya CLO 2012-2, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 14.82%, due 10/15/2022)(5)(13)	38,070	27,292	26,744	0.8%
				27,292	26,744	0.8%
Voya CLO 2012-3, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 13.27%, due 10/15/2022)(5)(13)	46,632	33,421	30,889	0.9%
				33,421	30,889	0.9%
Voya CLO 2012-4, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 18.91%, due 10/15/2023)(5)(13)	40,613	31,376	33,740	1.0%
				31,376	33,740	1.0%
Voya CLO 2014-1, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 19.53%, due 4/18/2026)(5)(6)(13)	32,383	25,028	27,638	0.8%
				25,028	27,638	0.8%
Voya CLO 2016-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.31%, due 10/18/2027%)(5)(6)(13)	28,100	27,216	26,529	0.8%
				27,216	26,529	0.8%
Washington Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.20%, due 4/20/2026)(5)(6)(13)	22,600	17,289	14,997	0.4%
				17,289	14,997	0.4%
Water Pik, Inc.	Colorado / Personal Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021)(3)(8)(10)(11)	14,448	14,143	14,448	0.5%
				14,143	14,448	0.5%
Wheel Pros, LLC	Colorado / Auto Components	Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(10)(11)	12,000	12,000	11,941	0.4%
		Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(10)(11)	5,460	5,460	5,460	0.2%
				17,460	17,401	0.6%
Total Non-Control/Non-Affiliate Investments (Level 3)				$4,222,503	$4,061,770	117.6%

Total Portfolio Investments				$6,111,916	$5,936,999	171.8%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(43)

Arctic Energy Services, LLC(15)	Wyoming / Energy Equipment & Services	Class D Units (32,915 units)(39)		$31,640	$35,815	1.0%
		Class E Units (21,080 units)(39)		20,230	2,525	0.1%
		Class A Units (700 units)(39)		9,006	—	—%
		Class C Units (10 units)(39)		—	—	—%
				60,876	38,340	1.1%
CCPI Inc.(16)	Ohio / Metals & Mining	Senior Secured Term Loan A (10.00%, due 12/31/2017)(3)	12,313	12,313	12,313	0.4%
		Senior Secured Term Loan B (12.00% plus 7.00% PIK, due 12/31/2017)(40)	9,320	9,320	9,320	0.3%
		Common Stock (14,857 shares)		6,635	19,723	0.5%
				28,268	41,356	1.2%
CP Energy Services Inc.(17)	Oklahoma / Energy Equipment & Services	Series B Convertible Preferred Stock (1,043 shares)(39)		98,273	76,002	2.2%
		Common Stock (2,924 shares)(39)		15,227	—	—%
				113,500	76,002	2.2%
Credit Central Loan Company, LLC(18)	South Carolina / Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2019)(13)(40)	36,931	36,931	36,931	1.1%
		Class A Units (7,500,000 units)(13)(39)		11,633	11,707	0.3%
		Net Revenues Interest (25% of Net Revenues)(13)(39)		—	3,616	0.1%
				48,564	52,254	1.5%
Echelon Aviation LLC	New York / Diversified Financial Services	Senior Secured Term Loan (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(10)(12)(40)	37,855	37,855	37,855	1.1%
		Membership Interest (99%)		19,907	22,966	0.7%
				57,762	60,821	1.8%
Edmentum Ultimate Holdings, LLC(19)	Minnesota / Internet Software & Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00%, due 6/9/2020)(14)	6,424	6,424	6,424	0.2%
		Unsecured Senior PIK Note (8.50% PIK, due 6/9/2020)(40)	6,341	6,341	6,341	0.2%
		Unsecured Junior PIK Note (10.00% PIK, due 6/9/2020)(40)	28,834	22,337	25,569	0.7%
		Class A Units (370,964 units)(39)		6,576	6,012	0.2%
				41,678	44,346	1.3%
First Tower Finance Company LLC(20)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 12.00% PIK, due 6/24/2019)(13)(40)	255,762	255,762	255,762	7.4%
		Class A Units (86,711,625 units)(13)(39)		70,476	96,904	2.8%
				326,238	352,666	10.2%
Freedom Marine Solutions, LLC(21)	Louisiana / Energy Equipment & Services	Membership Interest (100%)(39)		40,810	26,618	0.8%
				40,810	26,618	0.8%
Gulf Coast Machine & Supply Company	Texas / Energy Equipment & Services	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), in non-accrual status effective 1/1/2015, due 10/12/2017)(10)(11)	38,892	34,425	7,312	0.2%
		Series A Convertible Preferred Stock (99,900 shares)(39)		25,950	—	—%
				60,375	7,312	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(43)

MITY, Inc.(22)	Utah / Commercial Services & Supplies	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 3/19/2019)(3)(10)(11)	$18,250	$18,250	$18,250	0.5%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 3/19/2019)(3)(10)(11)(40)	16,442	16,442	16,442	0.5%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due on demand)(13)	7,200	7,200	5,667	0.2%
		Common Stock (42,053 shares)		6,848	13,690	0.4%
				48,740	54,049	1.6%
National Property REIT Corp.(23)	Various / Equity Real Estate Investment Trusts (REITs) / Online Lending	Senior Secured Term Loan A (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(10)(11)(40)	248,677	248,677	248,677	7.2%
		Senior Secured Term Loan E (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(10)(11)(40)	212,819	212,819	212,819	6.2%
		Senior Secured Term Loan C to ACL Loan Holdings, Inc. (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(10)(11)(13)(40)	99,972	99,972	99,972	2.9%
		Common Stock (1,533,899 shares)(39)		165,908	215,491	6.3%
		Net Operating Income Interest (5% of Net Operating Income)(39)		—	66,974	2.0%
				727,376	843,933	24.6%
Nationwide Loan Company LLC(24)	Illinois / Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)(13)(40)	16,696	16,696	16,696	0.5%
		Class A Units (29,343,795 units)(13)		16,201	19,117	0.5%
				32,897	35,813	1.0%
NMMB, Inc.(25)	New York / Media	Senior Secured Note (14.00%, due 5/6/2021)	3,714	3,714	3,442	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2021)	7,000	7,000	6,487	0.2%
		Series A Preferred Stock (7,200 shares)(39)		7,200	44	—%
		Series B Preferred Stock (5,669 shares)(39)		5,669	34	—%
				23,583	10,007	0.3%
R-V Industries, Inc.	Pennsylvania / Construction & Engineering	Senior Subordinated Note (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/12/2018)(3)(10)(11)	28,622	28,622	28,622	0.8%
		Common Stock (545,107 shares)		5,087	6,039	0.2%
		Warrant (to purchase 200,000 shares of Common Stock, expires 6/30/2017)		1,682	2,216	0.1%
				35,391	36,877	1.1%
USES Corp.(26)	Texas / Commercial Services & Supplies	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor) plus 2.00% default interest, in non-accrual status effective 4/1/2016, due 3/31/2019)(10)(11)	26,300	26,158	26,300	0.8%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor) plus 2.00% default interest, in non-accrual status effective 4/1/2016, due 3/31/2019)(10)(11)	36,000	35,568	13,986	0.4%
		Common Stock (268,962 shares)(39)		—	—	—%
				61,726	40,286	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(43)

Valley Electric Company, Inc.(27)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2019)(3)(10)(11)(40)	$10,430	$10,430	$10,430	0.3%
		Senior Secured Note (10.00% plus 8.50% PIK, due 6/23/2019)(40)	23,802	23,802	20,661	0.6%
		Common Stock (50,000 shares)(39)		26,204	—	—%
				60,436	31,091	0.9%
Wolf Energy, LLC	Kansas / Energy Equipment & Services	Senior Secured Promissory Note secured by assets formerly owned by H&M (18.00%, in non-accrual status effective 4/15/2013, due 4/15/2018)	38,257	—	659	—%
		Membership Interest (100%)(39)		—	—	—%
		Net Profits Interest (8% of Equity Distributions)(4)(39)		—	19	—%
				—	678	—%
				$1,768,220	$1,752,449	51.0%

Affiliate Investments (5.00% to 24.99% voting control)(44)

BNN Holdings Corp.	Michigan / Health Care Equipment & Supplies	Series A Preferred Stock (9,925.455 shares)(7)(39)		$1,780	$2,270	0.1%
		Series B Preferred Stock (1,753.636 shares)(7)(39)		448	572	—%
				2,228	2,842	0.1%
Targus International, LLC(28)	California / Leisure Products	Senior Secured Term Loan A (15.00% PIK, in non-accrual status effective 10/1/15, due 12/31/2019)(8)	1,319	1,263	1,319	—%
		Senior Secured Term Loan B (15.00% PIK , in non-accrual status effective 10/1/15, due 12/31/2019)(8)	3,957	3,788	3,957	0.1%
		Common Stock (1,262,737 shares)(39)		3,479	3,202	0.1%
				8,530	8,478	0.2%
				$10,758	$11,320	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

AFI Shareholder, LLC (f/k/a Aircraft Fasteners International, LLC)	California / Trading Companies & Distributors	Class A Units (32,500 units)(39)		$330	$511	—%
				330	511	—%
Airmall Inc.	Pennsylvania / Multiline Retail	Escrow Receivable		3,916	3,900	0.1%
				3,916	3,900	0.1%
Ajax Rolled Ring & Machine, LLC(35)	South Carolina / Machinery	Escrow Receivable		—	608	—%
				—	608	—%
ALG USA Holdings, LLC	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 2/28/2020)(8)(10)(11)	11,771	11,630	11,771	0.3%
				11,630	11,771	0.3%
American Gilsonite Company(29)	Utah / Metals & Mining	Membership Interest (1.93%)(39)		—	—	—%
				—	—	—%
Apidos CLO IX	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.98%, due 7/15/2023)(5)(13)	23,525	19,997	19,966	0.6%
				19,997	19,966	0.6%
Apidos CLO XI	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.95%, due 1/17/2023)(5)(13)	38,340	29,763	26,057	0.8%
				29,763	26,057	0.8%
Apidos CLO XII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.39%, due 4/15/2025)(5)(13)	44,063	34,598	30,638	0.9%
				34,598	30,638	0.9%
Apidos CLO XV	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.72%, due 10/20/2025)(5)(13)	36,515	31,479	25,335	0.7%
				31,479	25,335	0.7%
Apidos CLO XXII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.29%, due 10/20/2027)(5)(6)(13)	31,350	26,948	25,369	0.7%
				26,948	25,369	0.7%
Arctic Glacier U.S.A., Inc.	Minnesota / Food Products	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 11/10/2019)(3)(10)(11)	150,000	150,000	145,546	4.2%
				150,000	145,546	4.2%
Ark-La-Tex Wireline Services, LLC	Louisiana / Energy Equipment & Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 4/8/2019)(10)(12)	21,322	21,088	11,779	0.3%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.50% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 4/8/2019)(10)(12)	23,981	23,239	—	—%
				44,327	11,779	0.3%
Armor Holding II LLC	New York / Commercial Services & Supplies	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(8)(10)(11)	7,000	6,907	6,907	0.2%
				6,907	6,907	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Health Care Providers & Services	Revolving Line of Credit – $7,000 Commitment (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 8/21/2017)(10)(11)(14)	$2,350	$2,350	$2,350	0.1%
		Senior Term Loan (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 2/21/2018)(3)(10)(11)	38,166	38,166	38,166	1.1%
				40,516	40,516	1.2%
Babson CLO Ltd. 2014-III	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.25%, due 1/15/2026)(5)(6)(13)	52,250	44,075	40,312	1.2%
				44,075	40,312	1.2%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan A (7.00% (LIBOR + 5.75% with 1.25% LIBOR floor), due 6/03/2021)(3)(10)(12)	120,737	120,737	120,737	3.5%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.25% with 1.25% LIBOR floor), due 6/03/2021)(10)(12)	121,475	121,475	121,475	3.5%
				242,212	242,212	7.0%
Brookside Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.44%, due 4/17/2025)(5)(13)	26,000	19,875	18,990	0.6%
				19,875	18,990	0.6%
California Street CLO IX Ltd. (f/k/a Symphony CLO IX Ltd.)	Cayman Islands / Structured Finance	Preference Shares (Residual Interest, current yield 14.11%, due 4/16/2022)(5)(13)	45,500	32,629	29,267	0.9%
				32,629	29,267	0.9%
Capstone Logistics Acquisition, Inc.	Georgia / Commercial Services & Supplies	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(8)(10)(12)	101,828	101,298	97,752	2.8%
				101,298	97,752	2.8%
Cent CLO 17 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.64%, due 1/30/2025)(5)(13)	24,870	18,839	16,695	0.5%
				18,839	16,695	0.5%
Cent CLO 20 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.19%, due 1/25/2026)(5)(13)	40,275	32,835	26,501	0.8%
				32,835	26,501	0.8%
Cent CLO 21 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.64%, due 7/27/2026)(5)(6)(13)	48,528	38,125	31,467	0.9%
				38,125	31,467	0.9%
CIFC Funding 2013-III, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.72%, due 10/24/2025)(5)(13)	44,100	32,338	29,634	0.9%
				32,338	29,634	0.9%
CIFC Funding 2013-IV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.13%, due 11/27/2024)(5)(13)	45,500	33,414	32,752	0.9%
				33,414	32,752	0.9%
CIFC Funding 2014-IV Investor, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 15.05%, due 10/17/2026)(5)(6)(13)	41,500	31,729	30,378	0.9%
				31,729	30,378	0.9%
Cinedigm DC Holdings, LLC	New York / Media	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(10)(11)(40)	65,990	65,940	65,990	1.9%
				65,940	65,990	1.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Coverall North America, Inc.	Florida / Commercial Services & Supplies	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(10)(11)	$24,250	$24,250	$24,250	0.7%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(10)(11)	25,000	25,000	25,000	0.7%
				49,250	49,250	1.4%
Crosman Corporation	New York / Leisure Products	Senior Secured Term Loan A (9.16% (LIBOR + 8.70% with .30% LIBOR floor) plus 4.00% PIK, due 8/5/2020)(3)(10)(12)(40)	54,185	54,185	53,935	1.6%
		Senior Secured Term Loan B (16.16% (LIBOR + 15.70% with .30% LIBOR floor) plus 4.00% PIK, due 8/5/2020)(10)(12)(40)	41,284	41,284	40,458	1.1%
				95,469	94,393	2.7%
CURO Group Holdings Corp. (f/k/a Speedy Cash Holdings Corp.)	Canada / Consumer Finance	Senior Unsecured Notes (12.00%, due 11/15/2017)(8)(13)	15,000	15,000	8,081	0.2%
				15,000	8,081	0.2%
Easy Gardener Products, Inc.	Texas / Commercial Services & Supplies	Senior Secured Term Loan (10.63% (LIBOR + 10.00% with .25% LIBOR floor), due 09/30/2020)(3)(10)(11)	17,369	17,369	17,369	0.5%
				17,369	17,369	0.5%
Empire Today, LLC	Illinois / Household Durables	Senior Secured Note (11.375%, due 2/1/2017)(8)	50,426	49,988	49,938	1.4%
				49,988	49,938	1.4%
Fleetwash, Inc.	New Jersey / Commercial Services & Supplies	Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/30/2019)(3)(10)(11)	23,402	23,402	23,402	0.7%
		Delayed Draw Term Loan – $15,000 Commitment (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor)expires 4/30/2019)(10)(11)(14)	—	—	—	—%
				23,402	23,402	0.7%
Focus Brands, Inc.	Georgia / Food & Staples Retailing	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)(8)(10)(12)	18,000	17,876	18,000	0.5%
				17,876	18,000	0.5%
Galaxy XV CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.19%, due 4/15/2025)(5)(13)	39,275	29,037	30,452	0.9%
				29,037	30,452	0.9%
Galaxy XVI CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.22%, due 11/16/2025)(5)(13)	24,575	19,195	18,925	0.5%
				19,195	18,925	0.5%
Galaxy XVII CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.77%, due 7/15/2026)(5)(6)(13)	39,905	31,077	29,820	0.9%
				31,077	29,820	0.9%
Generation Brands Holdings, Inc.	Illinois / Household Durables	Subordinated Secured Term Loan (11.00% (LIBOR + 10.00% with 1.00% LIBOR floor), due 12/10/2022)(8)(10)(11)	19,000	18,437	19,000	0.6%
				18,437	19,000	0.6%
Global Employment Solutions, Inc.	Colorado / Commercial Services & Supplies	Senior Secured Term Loan (10.25% (LIBOR + 9.25% with 1.00% LIBOR floor), due 6/26/2020)(3)(10)(12)	49,312	49,312	49,312	1.4%
				49,312	49,312	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2012-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.90%, due 8/15/2023)(5)(13)	$23,188	$18,245	$18,140	0.5%
				18,245	18,140	0.5%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.01%, due 4/15/2025)(5)(13)	40,400	31,897	32,212	0.9%
				31,897	32,212	0.9%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.66%, due 4/18/2026)(5)(13)	24,500	18,255	17,076	0.5%
				18,255	17,076	0.5%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.91%, due 4/28/2025)(5)(6)(13)	41,164	30,795	30,532	0.9%
				30,795	30,532	0.9%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.86%, due 10/18/2027)(5)(6)(13)	39,598	36,746	35,202	1.0%
				36,746	35,202	1.0%
Harbortouch Payments, LLC	Pennsylvania / Commercial Services & Supplies	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor) plus 3.00% PIK, due 5/31/2023)(10)(11)(40)	27,500	27,500	27,500	0.8%
		Escrow Receivable(39)		—	1,602	—%
				27,500	29,102	0.8%
HarbourView CLO VII, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.35%, due 11/18/2026)(5)(6)(13)	19,025	14,454	13,005	0.4%
				14,454	13,005	0.4%
Harley Marine Services, Inc.	Washington / Oil, Gas & Consumable Fuels	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 12/20/2019)(3)(8)(10)(11)	9,000	8,886	8,886	0.3%
				8,886	8,886	0.3%
Hollander Sleep Products, LLC	Florida / Household Durables	Senior Secured Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 10/21/2020)(3)(10)(12)	21,860	21,860	21,098	0.6%
				21,860	21,098	0.6%
ICV-CAS Holdings, LLC	New York / Transportation Infrastructure	Escrow Receivable		—	6	—%
				—	6	—%
Inpatient Care Management Company, LLC	Florida / Health Care Providers & Services	Senior Secured Term Loan (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 6/8/2021(10)(12)	17,000	17,000	17,000	0.5%
				17,000	17,000	0.5%
Instant Web, LLC	Minnesota / Media	Senior Secured Term Loan A (5.50% (LIBOR + 4.50% with 1.00% LIBOR floor), due 3/28/2019)(10)(11)	122,943	122,943	122,943	3.6%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/28/2019)(3)(10)(11)	158,100	158,100	158,100	4.6%
		Senior Secured Term Loan C-1 (12.75% (LIBOR + 11.75% with 1.00% LIBOR floor), due 3/28/2019)(10)(11)	27,000	27,000	27,000	0.8%
		Senior Secured Term Loan C-2 (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor), due 3/28/2019)(10)(11)	25,000	25,000	25,000	0.7%
				333,043	333,043	9.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

InterDent, Inc.	California / Health Care Providers & Services	Senior Secured Term Loan A (6.25% (LIBOR + 5.50% with 0.75% LIBOR floor), due 8/3/2017)(10)(12)	$79,538	$79,538	$79,538	2.3%
		Senior Secured Term Loan B (11.25% (LIBOR + 10.50% with 0.75% LIBOR floor), due 8/3/2017)(3)(10)(12)	131,125	131,125	130,582	3.8%
				210,663	210,120	6.1%
JAC Holding Corporation	Michigan / Auto Components	Senior Secured Note (11.50%, due 10/1/2019)(8)	2,868	2,868	2,868	0.1%
				2,868	2,868	0.1%
Jefferson Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.75%, due 7/20/2027)(5)(6)(13)	19,500	16,915	13,072	0.4%
				16,915	13,072	0.4%
JHH Holdings, Inc.	Texas / Health Care Providers & Services	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor) plus 0.50% PIK, due 3/30/2019)(3)(10)(11)(40)	35,477	35,477	35,477	1.0%
				35,477	35,477	1.0%
LaserShip, Inc.	Virginia / Road & Rail	Senior Secured Term Loan A (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor) plus 2.00% PIK, due 3/18/2019)(3)(10)(12)(40)	34,570	34,570	32,113	0.9%
		Senior Secured Term Loan B (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor) plus 2.00% PIK, due 3/18/2019)(3)(10)(12)(40)	21,214	21,214	19,705	0.6%
				55,784	51,818	1.5%
LCM XIV Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 18.80%, due 7/15/2025)(5)(13)	30,500	22,890	23,376	0.7%
				22,890	23,376	0.7%
Madison Park Funding IX, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 21.15%, due 8/15/2022)(5)(13)	31,110	22,259	21,174	0.6%
				22,259	21,174	0.6%
Matrixx Initiatives, Inc.	New Jersey / Pharmaceuticals	Senior Secured Term Loan A (7.50% (LIBOR + 6.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(10)(11)	30,177	30,177	30,177	0.9%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(10)(11)	40,562	40,562	40,562	1.2%
				70,739	70,739	2.1%
Maverick Healthcare Equity, LLC	Arizona / Health Care Providers & Services	Preferred Units (1,250,000 units)(39)		1,252	2,037	0.1%
		Class A Common Units (1,250,000 units)(39)		—	353	—%
				1,252	2,390	0.1%
Mineral Fusion Natural Brands(30)	Colorado / Personal Products	Membership Interest (1.43%)(39)		—	266	—%
				—	266	—%
Mountain View CLO 2013-I Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.72%, due 4/12/2024)(5)(13)	43,650	33,156	30,928	0.9%
				33,156	30,928	0.9%
Mountain View CLO IX Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.23%, due 7/15/2027)(5)(6)(13)	47,830	43,088	40,218	1.2%
				43,088	40,218	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Nathan's Famous, Inc.	New York / Food & Staples Retailing	Senior Secured Notes (10.00%, due 3/15/2020)(8)	$3,000	$3,000	$3,000	0.1%
				3,000	3,000	0.1%
NCP Finance Limited Partnership(31)	Ohio / Consumer Finance	Subordinated Secured Term Loan (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(8)(10)(12)(13)	27,199	26,504	25,838	0.7%
				26,504	25,838	0.7%
Nixon, Inc.	California / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan (9.50% plus 3.00% PIK, due 4/16/2018)(3)(8)(40)	14,311	14,197	11,776	0.3%
				14,197	11,776	0.3%
Octagon Investment Partners XV, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 16.54%, due 1/19/2025)(5)(13)	32,921	26,213	24,027	0.7%
				26,213	24,027	0.7%
Octagon Investment Partners XVIII, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 20.29%, due 12/16/2024)(5)(6)(13)	28,200	20,046	19,701	0.6%
				20,046	19,701	0.6%
Onyx Payments(32)	Texas / Commercial Services & Supplies	Revolving Line of Credit – $5,000 Commitment (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 9/10/2016)(10)(11)(14)	1,000	1,000	1,000	—%
		Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 9/10/2019)(3)(10)(11)	48,352	48,352	48,352	1.4%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor), due 9/10/2019)(3)(10)(11)	59,389	59,389	59,389	1.8%
				108,741	108,741	3.2%
Pacific World Corporation	California / Personal Products	Revolving Line of Credit – $15,000 Commitment (8.00% (LIBOR + 7.00% with 1.00% LIBOR floor), due 9/26/2020)(10)(12)(14)	2,500	2,500	2,500	0.1%
		Senior Secured Term Loan A (6.00% (LIBOR + 5.00% with 1.00% LIBOR floor), due 9/26/2020)(10)(12)	97,994	97,994	93,624	2.7%
		Senior Secured Term Loan B (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/26/2020)(3)(10)(12)	97,994	97,994	81,567	2.4%
				198,488	177,691	5.2%
Pelican Products, Inc.	California / Leisure Products	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/9/2021)(3)(8)(10)(12)	17,500	17,486	15,744	0.5%
				17,486	15,744	0.5%
PeopleConnect Intermediate, LLC (f/k/a Intelius, Inc.)	Washington / Internet Software & Services	Revolving Line of Credit – $1,500 Commitment (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 8/11/16)(10)(11)(14)	—	—	—	—%
		Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(10)(11)	20,379	20,379	19,907	0.6%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(10)(11)	20,938	20,938	20,215	0.6%
				41,317	40,122	1.2%
PGX Holdings, Inc.(33)	Utah / Diversified Consumer Services	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(10)(12)	135,000	135,000	135,000	3.9%
				135,000	135,000	3.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Photonis Technologies SAS	France / Aerospace & Defense	First Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(8)(10)(12)(13)	$9,927	$9,756	$9,015	0.3%
				9,756	9,015	0.3%
Pinnacle (US) Acquisition Co. Limited	Texas / Energy Equipment & Services	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(8)(10)(11)	7,037	6,918	5,425	0.2%
				6,918	5,425	0.2%
PlayPower, Inc.	North Carolina / Commercial Services & Supplies	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 6/23/2022)(3)(8)(10)(11)	11,000	10,856	10,911	0.3%
				10,856	10,911	0.3%
Prime Security Services Borrower, LLC	Illinois / Diversified Consumer Services	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 7/1/2022)(8)(10)(12)	10,000	9,870	10,000	0.3%
				9,870	10,000	0.3%
PrimeSport, Inc.	Georgia / Hotels, Restaurants & Leisure	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(10)(11)	53,683	53,683	53,683	1.6%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(10)(11)	74,500	74,500	74,500	2.1%
				128,183	128,183	3.7%
Prince Mineral Holding Corp.	New York / Metals & Mining	Senior Secured Term Loan (11.50%, due 12/15/2019)(8)	10,000	9,934	8,701	0.3%
				9,934	8,701	0.3%
Rocket Software, Inc.	Massachusetts / Software	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)(3)(8)(10)(12)	20,000	19,854	20,000	0.6%
				19,854	20,000	0.6%
Royal Holdings, Inc.	Indiana / Chemicals	Second Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 6/19/2023)(8)(10)(11)	5,000	4,967	4,819	0.1%
				4,967	4,819	0.1%
SCS Merger Sub, Inc.	Texas / IT Services	Second Lien Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/30/2023)(3)(8)(10)(12)	20,000	19,456	19,655	0.6%
				19,456	19,655	0.6%
Security Alarm Financing Enterprises, L.P.(34)	California / Diversified Consumer Services	Subordinated Unsecured Notes (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 12/19/2020)(10)(12)	25,000	25,000	22,700	0.7%
				25,000	22,700	0.7%
SESAC Holdco II LLC	Tennessee / Media	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 4/22/2021)(3)(8)(10)(11)	10,000	9,878	9,878	0.3%
				9,878	9,878	0.3%
SITEL Worldwide Corporation	Tennessee / Diversified Consumer Services	Second Lien Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 9/18/2022)(8)(10)(11)	16,000	15,715	15,715	0.5%
				15,715	15,715	0.5%
Small Business Whole Loan Portfolio(36)	New York / Online Lending	741 Individual Small Business Loans purchased from On Deck Capital, Inc.	14,603	14,603	14,215	0.4%
				14,603	14,215	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Spartan Energy Services, Inc.	Louisiana / Energy Equipment & Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 12/28/2017)(10)(12)	$13,156	$12,923	$11,368	0.3%
		Senior Secured Term Loan B (13.00% (LIBOR + 12.00% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 12/28/2017)(10)(12)	14,123	13,669	984	0.1%
				26,592	12,352	0.4%
Stryker Energy, LLC	Ohio / Oil, Gas & Consumable Fuels	Overriding Royalty Interests(9)	—	—	—	—%
				—	—	—%
Sudbury Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.64%, due 1/17/2026)(5)(13)	28,200	20,865	17,395	0.5%
				20,865	17,395	0.5%
Symphony CLO XIV Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.12%, due 7/14/2026)(5)(6)(13)	49,250	39,602	35,703	1.0%
				39,602	35,703	1.0%
Symphony CLO XV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.76%, due 10/17/2026)(5)(13)	50,250	44,141	39,523	1.2%
				44,141	39,523	1.2%
System One Holdings, LLC	Pennsylvania / Commercial Services & Supplies	Senior Secured Term Loan (11.25% (LIBOR + 10.50% with 0.75% LIBOR floor), due 11/17/2020)(3)(10)(12)	104,553	104,553	104,553	3.0%
				104,553	104,553	3.0%
TouchTunes Interactive Networks, Inc.	New York / Media	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(8)(10)(12)	5,000	4,936	4,936	0.1%
				4,936	4,936	0.1%
Traeger Pellet Grills LLC	Oregon / Household Durables	Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(10)(11)	34,519	34,519	34,519	1.0%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(10)(11)	36,506	36,506	36,506	1.1%
				71,025	71,025	2.1%
Transaction Network Services, Inc.	Virginia / IT Services	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/14/2020)(8)(10)(12)	4,410	4,392	4,392	0.1%
				4,392	4,392	0.1%
Trinity Services Group, Inc.(37)	Florida / Commercial Services & Supplies	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 8/13/2019)(10)(11)	9,626	9,626	9,626	0.3%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 8/13/2019)(3)(10)(11)	125,000	125,000	125,000	3.6%
				134,626	134,626	3.9%
United Sporting Companies, Inc.(38)	South Carolina / Leisure Products	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018)(3)(10)(12)	140,847	140,847	136,668	4.0%
				140,847	136,668	4.0%
Universal Fiber Systems, LLC	Virginia / Chemicals	Second Lien Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/02/2022)(3)(8)(10)(12)	37,000	36,340	36,340	1.1%
				36,340	36,340	1.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

USG Intermediate, LLC	Texas / Leisure Products	Revolving Line of Credit – $2,500 Commitment (10.75% (LIBOR + 9.75% with 1.00% LIBOR floor), due 4/15/2017)(10)(12)(14)	$1,000	$1,000	$1,000	—%
		Senior Secured Term Loan A (8.25% (LIBOR + 7.25% with 1.00% LIBOR floor), due 4/15/2020)(3)(10)(12)	16,779	16,779	16,779	0.5%
		Senior Secured Term Loan B (13.25% (LIBOR + 12.25% with 1.00% LIBOR floor), due 4/15/2020)(3)(10)(12)	19,960	19,960	19,960	0.6%
		Equity(39)		1	—	—%
				37,740	37,739	1.1%
Venio LLC	Pennsylvania / Diversified Consumer Services	Second Lien Term Loan (12.00% (LIBOR + 9.50% with 2.50% LIBOR floor) plus 2.00% default interest, in non-accrual status effective 12/31/15, due 2/19/2020)(10)(11)	17,000	17,000	12,876	0.4%
				17,000	12,876	0.4%
Voya CLO 2012-2, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 18.84%, due 10/15/2022)(5)(13)	38,070	28,112	28,982	0.8%
				28,112	28,982	0.8%
Voya CLO 2012-3, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 18.51%, due 10/15/2022)(5)(13)	46,632	34,597	34,319	1.0%
				34,597	34,319	1.0%
Voya CLO 2012-4, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 19.09%, due 10/15/2023)(5)(13)	40,613	30,772	30,756	0.9%
				30,772	30,756	0.9%
Voya CLO 2014-1, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 19.32%, due 4/18/2026)(5)(6)(13)	32,383	26,133	26,741	0.8%
				26,133	26,741	0.8%
Washington Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.52%, due 4/20/2026)(5)(6)(13)	22,600	18,406	15,056	0.4%
				18,406	15,056	0.4%
Water Pik, Inc.	Colorado / Personal Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021)(8)(10)(11)	15,439	15,097	15,097	0.4%
				15,097	15,097	0.4%
Wheel Pros, LLC	Colorado / Auto Components	Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(10)(11)	12,000	12,000	12,000	0.4%
		Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(10)(11)	5,460	5,460	5,460	0.2%
				17,460	17,460	0.6%
Total Non-Control/Non-Affiliate Investments (Level 3)				$4,312,122	$4,133,939	120.3%

Total Portfolio Investments				$6,091,100	$5,897,708	171.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2016 (Unaudited) and June 30, 2016

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

(2)
Fair value is determined by or under the direction of our Board of Directors. As of December 31, 2016 and June 30, 2016, all of our investments were classified as Level 3. ASC 820 classifies such unobservable inputs used to measure fair value as Level 3 within the valuation hierarchy. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.

(3)
Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of the investments held by PCF at December 31, 2016 and June 30, 2016 were $1,318,623 and $1,348,577, respectively, representing 22.2% and 22.9% of our total investments, respectively.

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

(6)	Co-investment with another fund managed by an affiliate of our investment adviser, Prospect Capital Management L.P. See Note 13 for further discussion.

(7)	On a fully diluted basis represents 10.00% of voting common shares.

(8)	Syndicated investment which was originated by a financial institution and broadly distributed.

(9)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(10)	Security, or a portion thereof, has a floating interest rate which may be subject to a LIBOR or PRIME floor. The interest rate was in effect at December 31, 2016 and June 30, 2016.

(11)
The interest rate on these investments is subject to the base rate of 3-Month LIBOR, which was 1.00% and 0.65% at December 31, 2016 and June 30, 2016, respectively. The current base rate for each investment may be different from the reference rate on December 31, 2016 and June 30, 2016.

(12)
The interest rate on these investments is subject to the base rate of 1-Month LIBOR, which was 0.77% and 0.47% at December 31, 2016 and June 30, 2016, respectively. The current base rate for each investment may be different from the reference rate on December 31, 2016 and June 30, 2016.

(13)
Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2016 and June 30, 2016, our qualifying assets as a percentage of total assets, stood at 71.82% and 74.58%, respectively. We monitor the status of these assets on an ongoing basis.

(14)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 4.00%. As of December 31, 2016 and June 30, 2016, we had $36,984 and $40,560, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2016 (Unaudited) and June 30, 2016 (Continued)

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

(16)
CCPI Holdings Inc., a consolidated entity in which we own 100% of the common stock, owns 94.59% of CCPI Inc. (“CCPI”), the operating company, as of December 31, 2016 and June 30, 2016. We report CCPI as a separate controlled company.

(17)
CP Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 82.3% of CP Energy Services Inc. (“CP Energy”) as of December 31, 2016 and June 30, 2016. As of June 30, 2016, CP Energy owned directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. Effective December 31, 2014, CP Energy underwent a corporate reorganization in order to consolidate certain of its wholly-owned subsidiaries. On October 30, 2015, we restructured our investment in CP Energy. Concurrent with the restructuring, we exchanged our $86,965 senior secured loan and $15,924 subordinated loan for Series B Redeemable Preferred Stock in CP Energy.

(18)
Credit Central Holdings of Delaware, LLC, a consolidated entity in which we own 100% of the membership interests, owns 99.91% and 74.93% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of December 31, 2016 and June 30, 2016, respectively. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company. On September 28, 2016, we have made an additional $12,523 second lien debt and $2,098 equity investment in Credit Central, increasing its ownership to 99.91%.

(19)	Prospect owns 37.1% of the equity of Edmentum Ultimate Holdings, LLC as of December 31, 2016 and June 30, 2016.

(20)
First Tower Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC, the operating company as of December 31, 2016 and June 30, 2016. We report First Tower Finance as a separate controlled company.

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

(22)
MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 95.48% and 95.83% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”), as of December 31, 2016 and June 30, 2016, respectively. MITY owns 100% of each of MITY-Lite, Inc. (“Mity Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. MITY Delaware has a subordinated unsecured note issued and outstanding to Broda Canada that is denominated in Canadian Dollars (CAD). As of December 31, 2016 and June 30, 2016, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 96.88% of the equity, and MITY-Lite management owns the remaining portion.  MITY FSC does not have material operations.  This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distribute it to its shareholders based on pro-rata ownership.  During the three months ended December 31, 2016, we received $406 of such commission, which we recognized as other income.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2016 (Unaudited) and June 30, 2016 (Continued)

(24)
Nationwide Acceptance Holdings LLC, a consolidated entity in which we own 100% of the membership interests, owns 94.48% and 93.79% of Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC), the operating company, as of December 31, 2016 and June 30, 2016, respectively. We report Nationwide Loan Company LLC as a separate controlled company. On June 1, 2015, Nationwide Acceptance LLC completed a reorganization and was renamed Nationwide Loan Company LLC ( “Nationwide”) and formed two new wholly-owned subsidiaries: Pelican Loan Company LLC (“Pelican”) and Nationwide Consumer Loans LLC. Nationwide assigned 100% of the equity interests in its other subsidiaries to Pelican which, in turn, assigned these interests to a new operating company wholly-owned by Pelican named Nationwide Acceptance LLC (“New Nationwide”). New Nationwide also assumed the existing senior subordinated term loan due to Prospect.

(25)
NMMB Holdings, a consolidated entity in which we own 100% of the equity, owns 96.33% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of December 31, 2016 and June 30, 2016. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.

(26)	Prospect owns 99.96% of the equity of USES Corp. as of December 31, 2016 and June 30, 2016.

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

(28)	Prospect owns 12.63% of the equity in Targus Cayman HoldCo Limited, the parent company of Targus International LLC as of December 31, 2016 and June 30, 2016.

(29)
We own 99.9999% of AGC/PEP, LLC. AGC/PEP, LLC owns 2,038 out of a total of 93,485 shares (including 7,456 vested and unvested management options) of American Gilsonite Holding Company which owns 100% of American Gilsonite Company.

(30)	As of December 31, 2016 and June 30, 2016, we own 1.43% (13,220 shares) of the common and preferred interest of Mineral Fusion Natural, LLC, a subsidiary of Caleel + Hayden, LLC.

(31)	NCP Finance Limited Partnership, NCP Finance Ohio, LLC, and certain affiliates thereof are joint borrowers on the subordinated secured term loan.

(32)
Pegasus Business Intelligence, LP, Paycom Acquisition, LLC, and Paycom Acquisition Corp. are joint borrowers on the senior secured loan facilities. Paycom Intermediate Holdings, Inc. is the parent guarantor of this debt investment. These entities transact business internationally under the trade name Onyx Payments.

(33)	As of December 31, 2016 and June 30, 2016, PGX Holdings, Inc. is the sole borrower on the second lien term loan.

(34)	Security Alarm Financing Enterprises, L.P. and California Security Alarms, Inc. are joint borrowers on the senior subordinated note.

(35)
SB Forging Company, Inc., a consolidated entity in which we own 100% of the equity, owned 100% of Ajax Rolled Ring & Machine, LLC, the operating company, which was sold on October 10, 2014. As part of the sale there was $3,000 being held in escrow of which $802 and $1,750 was received on May 6, 2015 and May 31, 2016, respectively, for which Prospect realized a gain of the same amount. During the quarter ended September 30, 2016, we determined that the remaining balance of the escrow will not be collected.

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

(39)	Represents non-income producing security that has not paid a dividend in the year proceeding the reporting date.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2016 (Unaudited) and June 30, 2016 (Continued)

(40)
The interest rate on these investments, excluding those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended December 31, 2016:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
CCPI Inc.	—%	7.00%	7.00%
Cinedigm DC Holdings, LLC	—%	2.50%	2.50%
Credit Central Loan Company	10.00%	—%	10.00%
Crosman Corporation - Senior Secured Term Loan A	N/A	N/A	4.00%	(A)
Crosman Corporation - Senior Secured Term Loan B	N/A	N/A	4.00%	(A)
Echelon Aviation LLC	—%	2.25%	2.25%
Echelon Aviation LLC	N/A	N/A	1.00%	(B)
Edmentum Ultimate Holdings, LLC - Unsecured Senior PIK Note	8.50%	—%	8.50%
Edmentum Ultimate Holdings, LLC - Unsecured Junior PIK Note	10.00%	—%	10.00%
First Tower Finance Company LLC	3.75%	8.25%	12.00%
MITY, Inc.	—%	10.00%	10.00%
National Property REIT Corp. - Senior Secured Term Loan A	—%	5.50%	5.50%
National Property REIT Corp. - Senior Secured Term Loan E	—%	5.00%	5.00%
National Property REIT Corp. - Senior Secured Term Loan C to ACL Loan Holdings, Inc.	—%	5.00%	5.00%
National Property REIT Corp. - Senior Secured Term Loan C to American Consumer Lending Limited	—%	5.00%	5.00%
Nationwide Loan Company LLC	—%	10.00%	10.00%
Valley Electric Co. of Mt. Vernon, Inc.	—%	2.50%	2.50%
Valley Electric Company, Inc.	6.11%	2.39%	8.50%
(A) Next PIK payment/capitalization date is January 3, 2017. The company capitalized 4.00% PIK interest through January 3, 2017.
(B) New debt investment originated during three months ended December 31, 2016. PIK is capitalized semiannually; next PIK payment/capitalization date at December 31, 2016 is January 31, 2017. The company paid the full 1.00% PIK in cash on January 31, 2017.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2016 (Unaudited) and June 30, 2016 (Continued)

The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended June 30, 2016:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
CCPI Inc.	—%	7.00%	7.00%
Cinedigm DC Holdings, LLC	—%	2.50%	2.50%
Credit Central Loan Company	6.49%	3.51%	10.00%
Crosman Corporation - Senior Secured Term Loan A	4.00%	—%	4.00%
Crosman Corporation - Senior Secured Term Loan B	4.00%	—%	4.00%
Echelon Aviation LLC	—%	2.25%	2.25%
Edmentum Ultimate Holdings, LLC - Unsecured Senior PIK Note	8.50%	—%	8.50%
Edmentum Ultimate Holdings, LLC - Unsecured Junior PIK Note	10.00%	—%	10.00%
First Tower Finance Company LLC	0.80%	11.20%	12.00%
Harbortouch Payments, LLC	N/A	N/A	3.00%	(C)
JHH Holdings, Inc.	0.50%	—%	0.50%
LaserShip , Inc. - Term Loan A	2.00%	—%	2.00%
LaserShip , Inc. - Term Loan B	2.00%	—%	2.00%
MITY, Inc.	—%	10.00%	10.00%
National Property REIT Corp. - Senior Secured Term Loan A	—%	5.50%	5.50%
National Property REIT Corp. - Senior Secured Term Loan E	—%	5.00%	5.00%
National Property REIT Corp. - Senior Secured Term Loan C to ACL Loan Holdings, Inc.	—%	5.00%	5.00%
Nationwide Loan Company LLC	—%	10.00%	10.00%
Nixon, Inc.	3.00%	—%	3.00%
Valley Electric Co. of Mt. Vernon, Inc.	—%	2.50%	2.50%
Valley Electric Company, Inc.	3.42%	5.08%	8.50%
(C) PIK is capitalized quarterly; next PIK payment/capitalization date at June 30, 2016 was August 31, 2016. The company capitalized 3.00% PIK interest through August 31, 2016.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2016 (Unaudited) and June 30, 2016 (Continued)

(41)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the six months ended December 31, 2016 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at December 31, 2016	Interest income	Dividend income	Other income	Net realized gains (losses)
Arctic Energy Services, LLC	38,340	—	—	(19,785)	18,555	—	—	—	—
CCPI Inc.	41,356	—	(102)	1,623	42,877	1,498	123	—	—
CP Energy Services Inc.	76,002	—	—	(2,954)	73,048	—	—	—	—
Credit Central Loan Company, LLC	52,254	9,280	—	1,447	62,981	4,988	—	—	—
Echelon Aviation LLC	60,821	18,877	(6,801)	3,962	76,859	2,580	200	1,121	—
Edmentum Ultimate Holdings, LLC	44,346	1,771	(6,424)	(3,081)	36,612	1,830	—	—	—
First Tower Finance Company LLC	352,666	11,389	(936)	(7,511)	355,608	28,900	—	—	—
Freedom Marine Solutions, LLC	26,618	601	—	(548)	26,671	—	—	—	—
Gulf Coast Machine & Supply Company	7,312	4,000	(3,022)	(802)	7,488	—	—	—	—
MITY, Inc.	54,049	—	—	2,910	56,959	2,899	469	406	11
National Property REIT Corp.	843,933	174,231	(91,354)	21,811	948,621	44,801	—	5,145	—
Nationwide Loan Company LLC	35,813	215	—	247	36,275	1,715	2,581	—	—
NMMB, Inc.	10,007	—	—	5,279	15,286	767	—	—	—
R-V Industries, Inc.	36,877	—	172	(1,518)	35,531	1,431	149	124	172
USES Corp.	40,286	—	—	2,817	43,103	—	—	—	—
Valley Electric Company, Inc.	31,091	766	—	(936)	30,921	2,781	—	—	—
Wolf Energy, LLC	678	—	—	(663)	15	—	—	—	—
Total	$1,752,449	$221,130	$(108,467)	$2,298	$1,867,410	$94,190	$3,522	$6,796	$183
* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion and PIK interest.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales and impairments.

(42)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the six months ended December 31, 2016 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at December 31, 2016	Interest income	Dividend income	Other income	Net realized gains (losses)
BNN Holdings Corp.	2,842	—	(2,228)	(614)	—	—	—	—	137
Targus International LLC	8,478	—	—	(659)	7,819	—	—	—	—
Total	$11,320	$—	$(2,228)	$(1,273)	$7,819	$—	$—	$—	$137
* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments and PIK interest.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales and impairments.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2016 (Unaudited) and June 30, 2016 (Continued)

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
* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments and PIK interest.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales and impairments.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2016 (Unaudited) and June 30, 2016 (Continued)

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
* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments and PIK interest.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales and impairments.

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
We consolidate certain of our wholly-owned and substantially wholly-owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements: AMU Holdings Inc.; APH Property Holdings, LLC (“APH”); Arctic Oilfield Equipment USA, Inc.; CCPI Holdings Inc.; CP Holdings of Delaware LLC; Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC; Harbortouch Holdings of Delaware Inc.; MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc.; NPH Property Holdings, LLC (“NPH”); STI Holding, Inc.; UPH Property Holdings, LLC (“UPH”); Valley Electric Holdings I, Inc.; Valley Electric Holdings II, Inc.; and Wolf Energy Holdings Inc. On October 10, 2014, concurrent with the sale of the operating company, our ownership increased to 100% of the outstanding equity of ARRM Services, Inc. (“ARRM”) which was renamed SB Forging Company, Inc. (“SB Forging”). As such, we began consolidating SB Forging on October 11, 2014. Effective May 23, 2016, in connection with the merger of American Property REIT Corp. (“APRC”) and United Property REIT Corp. (“UPRC”) with and into National Property REIT Corp. (“NPRC”), APH and UPH merged with and into NPH, and were dissolved. We collectively refer to these entities as the “Consolidated Holding Companies.”
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

Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three and six months ended December 31, 2016.

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
Investment Transactions
Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Amounts for investments traded but not yet settled are reported in Due to Broker or Due from Broker, respectively, in the Consolidated Statements of Assets and Liabilities.
Foreign Currency
Foreign currency amounts are translated into US Dollars (USD) on the following basis:

i.	fair value of investment securities, other assets and liabilities—at the spot exchange rate on the last business day of the period; and

ii.	purchases and sales of investment securities, income and expenses—at the rates of exchange prevailing on the respective dates of such investment transactions, income or expenses.
We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held or disposed of during the period. Such fluctuations are included within the net realized and unrealized gains or losses from investments in the Consolidated Statements of Operations.
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
Online consumer and Small-and-Medium-Sized Business Lending Risk
With respect to our online consumer and small-and-medium-sized business (“SME”) lending initiative, we invest primarily in marketplace loans through marketplace lending facilitators.  We do not conduct loan origination activities ourselves. Therefore, our ability to purchase consumer and SME loans, and our ability to grow our portfolio of consumer and SME loans, are directly influenced by the business performance and competitiveness of the marketplace loan origination business of the marketplace lending facilitators from which we purchase consumer and SME loans. In addition, our ability to analyze the risk-return profile of consumer and SME loans is significantly dependent on the marketplace facilitator's ability to effectively evaluate a borrower's credit profile and likelihood of default. If we are unable to effectively evaluate borrowers' credit profiles or the credit decisioning and scoring models implemented by each facilitator, we may incur unanticipated losses which could adversely impact our operating results.
Foreign Currency
Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current. As of December 31, 2016, approximately 1.5% of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of December 31, 2016, we do not expect to have any excise tax due for the 2016 calendar year. Thus, we have not accrued any excise tax for this period.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 2016 and for the three and six months then ended, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for our federal tax years ended August 31, 2013 and thereafter remain subject to examination by the Internal Revenue Service.
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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of SEC registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of December 31, 2016 and June 30, 2016, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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

Recent Accounting Pronouncements
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements— Going Concern (Subtopic 205-40) (“ASU 2014-15”), which provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance requires management to perform a going concern assessment by evaluating their ability to meet their obligations for a look-forward period of one year from the financial statement issuance date (or date the financial statements are available to be issued). Disclosures are required if it is probable an entity will be unable to meet its obligations within the look-forward period. Incremental substantial doubt disclosure is required if the probability is not mitigated by management’s plans to mitigate those relevant conditions or events. ASU 2014-15 applies to all entities for the first annual period ending after December 15, 2016. Management is responsible for assessing going concern uncertainties at each annual and interim reporting period thereafter. The adoption of the amended guidance in ASU 2014-15 is not expected to have a significant effect on our consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”), which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. ASU 2016-06 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the impact, if any, of adopting this ASU on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic No. 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact, if any, of adopting this ASU on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which addresses certain aspects of cash flow statement classification. One such amendment requires cash payments for debt prepayment or debt extinguishment costs to be classified as cash outflows for financing activities. ASU 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The adoption of the amended guidance in ASU 2016-15 is not expected to have a significant effect on our consolidated financial statements and disclosures.
In October 2016, the Securities and Exchange Commission (“SEC”) adopted significant reforms under the 1940 Act that impose extensive new disclosure and reporting obligations on most 1940 Act funds (collectively, the “Reporting Rules”). The Reporting Rules greatly expand the volume of information regarding fund portfolio holdings and investment practices that must be disclosed. The adopted amendments to Regulation S-X for 1940 Act funds and BDCs include an update to the disclosures for investments in and advances to affiliates, and the requirement to include in their financial statements a standardized schedule containing detailed information about derivative investments (among other changes). The amendments to Regulation S-X are effective August 1, 2017, and adoption of the amended reform is not expected to have a significant effect on our consolidated financial statements and disclosures.

Note 3. Portfolio Investments
At December 31, 2016, we had investments in 123 long-term portfolio investments, which had an amortized cost of $6,111,916 and a fair value of $5,936,999. At June 30, 2016, we had investments in 125 long-term portfolio investments, which had an amortized cost of $6,091,100 and a fair value of $5,897,708.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $816,687 and $661,888 during the six months ended December 31, 2016 and December 31, 2015, respectively. Debt repayments and considerations from sales of equity securities of approximately $759,326 and $791,774 were received during the six months ended December 31, 2016 and December 31, 2015, respectively.
The following table shows the composition of our investment portfolio as of December 31, 2016 and June 30, 2016.

	December 31, 2016		June 30, 2016
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$11,350	$11,350	$13,274	$13,274
Senior Secured Debt	2,857,670	2,713,139	3,072,839	2,941,722
Subordinated Secured Debt	1,399,504	1,398,885	1,228,598	1,209,604
Subordinated Unsecured Debt	52,648	50,646	75,878	68,358
Small Business Loans	14,927	14,292	14,603	14,215
CLO Residual Interest	1,146,850	1,089,032	1,083,540	1,009,696
Equity	628,967	659,655	602,368	640,839
Total Investments	$6,111,916	$5,936,999	$6,091,100	$5,897,708
In the previous table and throughout the remainder of this footnote, we aggregate our portfolio investments by type of investment, which may differ slightly from the nomenclature used by the constituent instruments defining the rights of holders of the investment, as disclosed on our Consolidated Schedules of Investments (“SOI”). The following investments are included in each category:

•	Revolving Line of Credit includes our investments in delayed draw term loans.

•	Senior Secured Debt includes investments listed on the SOI such as senior secured term loans, senior term loans, secured promissory notes, senior demand notes, and first lien term loans.

•	Subordinated Secured Debt includes investments listed on the SOI such as subordinated secured term loans, subordinated term loans, senior subordinated notes, and second lien term loans.

•	Subordinated Unsecured Debt includes investments listed on the SOI such as subordinated unsecured notes and senior unsecured notes.

•	Small Business Loans includes our investments in SME whole loans purchased from OnDeck.

•	CLO Residual Interest includes our investments in the “equity” class of security of CLO funds such as income notes, preference shares, and subordinated notes.

•
Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of December 31, 2016.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$11,350	$11,350
Senior Secured Debt	—	—	2,713,139	2,713,139
Subordinated Secured Debt	—	—	1,398,885	1,398,885
Subordinated Unsecured Debt	—	—	50,646	50,646
Small Business Loans	—	—	14,292	14,292
CLO Residual Interest	—	—	1,089,032	1,089,032
Equity	—	—	659,655	659,655
Total Investments	$—	$—	$5,936,999	$5,936,999
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2016.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$13,274	$13,274
Senior Secured Debt	—	—	2,941,722	2,941,722
Subordinated Secured Debt	—	—	1,209,604	1,209,604
Subordinated Unsecured Debt	—	—	68,358	68,358
Small Business Loans	—	—	14,215	14,215
CLO Residual Interest	—	—	1,009,696	1,009,696
Equity	—	—	640,839	640,839
Total Investments	$—	$—	$5,897,708	$5,897,708
The following tables show the aggregate changes in the fair value of our Level 3 investments during the six months ended December 31, 2016.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2016	$1,752,449	$11,320	$4,133,939	$5,897,708
Net realized gains (losses) on investments	183	137	(678)	(358)
Net change in unrealized appreciation (depreciation)	2,298	(1,273)	17,450	18,475
Net realized and unrealized gains (losses)	2,481	(1,136)	16,772	18,117
Purchases of portfolio investments	213,029	—	594,462	807,491
Payment-in-kind interest	7,837	—	1,359	9,196
Accretion (amortization) of discounts and premiums	264	—	(37,442)	(37,178)
Repayments and sales of portfolio investments	(108,650)	(2,365)	(647,320)	(758,335)
Transfers within Level 3(1)	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of December 31, 2016	$1,867,410	$7,819	$4,061,770	$5,936,999

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2016	$13,274	$2,941,722	$1,209,604	$68,358	$14,215	$—	$1,009,696	$640,839	$5,897,708
Net realized (losses) gains on investments	—	239	145	5	(1,618)	—	—	871	(358)
Net change in unrealized (depreciation) appreciation	—	(13,411)	18,375	5,518	(248)	—	16,027	(7,786)	18,475
Net realized and unrealized (losses) gains	—	(13,172)	18,520	5,523	(1,866)	—	16,027	(6,915)	18,117
Purchases of portfolio investments	5,500	326,042	289,126	—	30,642	—	102,320	53,861	807,491
Payment-in-kind interest	—	1,885	5,541	1,770	—	—	—	—	9,196
Accretion (amortization) of discounts and premiums	—	473	1,360	—	—	—	(39,011)	—	(37,178)
Repayments and sales of portfolio investments	(7,424)	(543,811)	(125,266)	(25,005)	(28,699)	—	—	(28,130)	(758,335)
Transfers within Level 3(1)	—	—	—	—	—	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of December 31, 2016	$11,350	$2,713,139	$1,398,885	$50,646	$14,292	$—	$1,089,032	$659,655	$5,936,999

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
The following tables show the aggregate changes in the fair value of our Level 3 investments during the six months ended December 31, 2015.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2015	$1,974,202	$45,945	$4,589,151	$6,609,298
Net realized losses on investments	(9)	—	(7,716)	(7,725)
Net change in unrealized (depreciation) appreciation	(77,287)	346	(174,784)	(251,725)
Net realized and unrealized (losses) gains	(77,296)	346	(182,500)	(259,450)
Purchases of portfolio investments	213,077	—	444,671	657,748
Payment-in-kind interest	1,557	—	2,583	4,140
Amortization of discounts and premiums	—	—	(40,627)	(40,627)
Repayments and sales of portfolio investments	(102,906)	(42,923)	(645,610)	(791,439)
Transfers within Level 3(1)	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of December 31, 2015	$2,008,634	$3,368	$4,167,668	$6,179,670

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2015	$30,546	$3,533,447	$1,205,303	$144,271	$50,892	$32,398	$1,113,023	$499,418	$6,609,298
Net realized (losses) gains on investments	—	(203)	(4,270)	—	(3,747)	—	—	495	(7,725)
Net change in unrealized (depreciation) appreciation	—	(33,123)	303	(6,466)	(486)	(1,123)	(118,840)	(91,990)	(251,725)
Net realized and unrealized (losses)	—	(33,326)	(3,967)	(6,466)	(4,233)	(1,123)	(118,840)	(91,495)	(259,450)
Purchases of portfolio investments	3,400	362,747	90,605	—	55,024	—	96,620	49,352	657,748
Payment-in-kind interest	—	2,987	(111)	1,264	—	—	—	—	4,140
Accretion (amortization) of discounts and premiums	—	131	563	—	—	325	(41,646)	—	(40,627)
Repayments and sales of portfolio investments	(27,096)	(556,535)	(56,553)	(72,699)	(68,964)	—	—	(9,592)	(791,439)
Transfers within Level 3(1)	—	(106,915)	(75,230)	—	—	—	—	182,145	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of December 31, 2015	$6,850	$3,202,536	$1,160,610	$66,370	$32,719	$31,600	$1,049,157	$629,828	$6,179,670

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
The net change in unrealized appreciation (depreciation) on the investments that use Level 3 inputs was $17,737 and $(261,955) for investments still held as of December 31, 2016 and December 31, 2015, respectively.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2016 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Senior Secured Debt	$1,788,749	Discounted Cash Flow (Yield analysis)	Market Yield	5.6%-24.3%	11.2%
Senior Secured Debt	187,076	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	5.0x-9.5x	7.4x
Senior Secured Debt	59,517	Enterprise Value Waterfall (Market approach)	Revenue Multiple	0.3x-0.7x	0.6x
Senior Secured Debt	47,099	Enterprise Value Waterfall (Discounted cash flow)	Discount Rate	6.4%-8.4%	7.4%
Senior Secured Debt	16,562	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt (1)	341,065	Enterprise Value Waterfall	Loss-adjusted discount rate	3.0%-14.4%	11.2%
Senior Secured Debt (2)	284,421	Enterprise Value Waterfall (NAV Analysis)	Capitalization Rate	3.4%-8.3%	5.9%
		Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Senior Unsecured Debt	11,988	Relative Value (Yield analysis)	Market Yield	19.2%-29.2%	24.2%
Subordinated Secured Debt	1,043,865	Discounted Cash Flow (Yield analysis)	Market Yield	6.2%-27.9%	12.2%
Subordinated Secured Debt	28,622	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	6.8x-7.8x	7.3x
Subordinated Secured Debt (3)	326,398	Enterprise Value Waterfall (Market approach)	Book Value Multiple	1.2x-3.7x	2.5x
		Enterprise Value Waterfall (Market approach)	Earnings Multiple	7.0x-11.5x	10.6x
Subordinated Unsecured Debt	38,658	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	6.0x-9.0x	8.2x
Small Business Loans (4)	14,292	Discounted Cash Flow	Loss-Adjusted Discount Rate	5.5%-31.7%	30.1%
CLO Residual Interest	1,089,032	Discounted Cash Flow	Discount Rate	14.5%-22.5%	17.0%
Preferred Equity	6,988	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	5.0x-9.0x	6.3x
Preferred Equity	73,049	Enterprise Value Waterfall (Market approach)	Revenue Multiple	2.3x-2.8x	2.5x
Common Equity/Interests/Warrants	48,714	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	4.0x-9.0x	6.4x
Common Equity/Interests/Warrants	20,685	Enterprise Value Waterfall (Market approach)	Revenue Multiple	0.3x-2.8x	1.6x
Common Equity/Interests/Warrants (1)	53,252	Enterprise Value Waterfall	Loss-adjusted discount rate	3.0%-14.4%	11.2%
Common Equity/Interests/Warrants (2)	200,935	Enterprise Value Waterfall (NAV analysis)	Capitalization Rate	3.4%-8.3%	5.9%
		Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Common Equity/Interests/Warrants (3)	125,166	Enterprise Value Waterfall (Market approach)	Book Value Multiple	1.2x-3.7x	2.3x
		Enterprise Value Waterfall (Market approach)	Earnings Multiple	7.0x-11.5x	10.4x
Common Equity/Interests/Warrants (5)	68,948	Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Common Equity/Interests/Warrants	29,760	Discounted Cash Flow	Discount Rate	6.4%-8.4%	7.4%
Common Equity/Interests/Warrants	3,299	Discounted Cash Flow (Yield analysis)	Market Yield	16.0%-18.0%	17.0%
Common Equity/Interests/Warrants	26,686	Liquidation Analysis	N/A	N/A	N/A
Escrow Receivable	2,173	Discounted Cash Flow	Discount Rate	7.1%-8.2%	7.7%
Total Level 3 Investments	$5,936,999

(1)
Represents an investment in a Real Estate Investment subsidiary. The Enterprise Value analysis includes the fair value of our investments in such indirect subsidiary’s consumer loans purchased from online consumer lending platforms, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above. In addition, the valuation also used projected loss rates as an unobservable input ranging from 0.36-22.58%, with a weighted average of 10.92%.

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

(4)
Includes our investments in small business whole loans purchased from OnDeck. Valuation also used projected loss rates as an unobservable input ranging from 0.17%-0.92%, with a weighted average of 0.60%.

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

In determining the range of values for debt instruments, except CLOs and debt investments in controlling portfolio companies, management and the independent valuation firm estimated corporate and security credit ratings and identified corresponding yields to maturity for each loan from relevant market data. A discounted cash flow analysis was then prepared using the appropriate yield to maturity as the discount rate, to determine a range of values. In determining the range of values for debt investments of controlled companies and equity investments, the enterprise value was determined by applying earnings before income tax, interest, depreciation and amortization (“EBITDA”) multiples, the discounted cash flow technique, net income and/or book value multiples for similar guideline public companies and/or similar recent investment transactions. For stressed debt and equity investments, a liquidation analysis was prepared. During the year ended June 30, 2016, we changed the valuation methodology for our REITs portfolio (APRC, NPRC, and UPRC) from averaging the net asset value and dividend yield method to averaging the net asset value and discounted cash flow method utilizing capitalization rates for similar guideline companies and/or similar recent investment transactions.
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
Our portfolio consists of residual interests in CLOs, which involve a number of significant risks. CLOs are typically very highly levered (10 - 14 times), and therefore the residual interest tranches that we invest in are subject to a higher degree of risk of total loss. In particular, investors in CLO residual interests indirectly bear risks of the underlying loan investments held by such CLOs. We generally have the right to receive payments only from the CLOs, and generally do not have direct rights against the underlying borrowers or the entity that sponsored the CLOs. While the CLOs we target generally enable the investor to acquire interests in a pool of senior loans without the expenses associated with directly holding the same investments, our prices of indices and securities underlying our CLOs will rise or fall. These prices (and, therefore, the prices of the CLOs) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally. The failure by a CLO investment in which we invest to satisfy financial covenants, including with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO fails certain tests, holders of debt senior to us would be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.

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
During the six months ended December 31, 2016, the valuation methodology for Arctic Energy Services, LLC (“Arctic Energy”) changed to remove the discounted cash flow analysis and add the liquidation analysis. As a result of the company’s performance and current market conditions, the fair value of our investment in Arctic Energy decreased to $18,555 as of December 31, 2016, a discount of $42,321 from its amortized cost, compared to the $22,536 unrealized depreciation recorded at June 30, 2016.
During the six months ended December 31, 2016, the valuation methodology for CP Energy Services Inc. (“CP Energy”) changed to remove the discounted cash flow analysis. As a result of the company’s performance and current market conditions, the fair value of our investment in CP Energy decreased to $73,048 as of December 31, 2016, a discount of $40,451 from its amortized cost, compared to the $37,498 unrealized depreciation recorded at June 30, 2016.
During the six months ended December 31, 2016, the valuation methodology for Nixon, Inc. (“Nixon”) changed to remove the discounted cash flow yield analysis approach. As a result of the company’s performance the fair value of our investment in Nixon decreased to $7,334 as of December 31, 2016, a discount of $6,863 from its amortized cost, compared to the $2,421 unrealized depreciation recorded at June 30, 2016.
During the six months ended December 31, 2016, the valuation methodology for United Sporting Companies, Inc. (“USC”) changed to remove the enterprise value waterfall approach. As a result of the company’s performance, the fair value of our investment in USC increased to $140,847 as of December 31, 2016, equivalent to its amortized cost, compared to the $4,179 unrealized depreciation recorded at June 30, 2016.
During the six months ended December 31, 2016, the valuation methodology for Ark-La-Tex Wireline Services, LLC (“Ark-La-Tex”) changed to remove the enterprise value waterfall approach. As a result of this change, and in recognition of recent company performance, the fair value of our investment in Ark-La-Tex decreased to $9,074 as of December 31, 2016, a discount of $34,518 from its amortized cost, compared to the $32,548 unrealized depreciation recorded at June 30, 2016.
During the six months ended December 31, 2016, the valuation methodology for CURO Group Holdings Corp (f/k/a Speedy Group Holdings Corp.(“Speedy”) changed to add the discounted cash flow approach, due to a significant increase in the recent trade prices. During the three months ended December 31, 2016, we purchased $10,000 of subordinated secured notes. Due to a significant increase in the recent trade prices, the fair value of our investment in Speedy increased to $21,563 as of December 31, 2016, a discount of $2,983 from its amortized cost, compared to the $6,919 unrealized depreciation recorded at June 30, 2016.
During the six months ended December 31, 2016, the valuation methodology for Pacific World Corporation (“Pacific World”) changed to incorporate an enterprise value waterfall approach. As a result of this change as well as the impairment of Term Loan B, the fair value of our investment in Pacific World decreased to $171,874 as of December 31, 2016, a discount of $31,626 from its amortized cost, compared to the $20,797 unrealized depreciation recorded at June 30, 2016.
During the six months ended December 31, 2016, we provided $44,948 of debt and $14,479 of equity financing to NPRC for the acquisition of real estate properties and $6,467 of equity financing to NPRC to fund capital expenditures for existing properties. In addition, during the six months ended December 31, 2016, we received partial repayments of $9,204 of our loans previously outstanding and $19,149 as a return of capital on our equity investment.

During the six months ended December 31, 2016, we provided $89,051 and $19,285 of debt and equity financing, respectively, to NPRC and its wholly-owned subsidiaries to support the online consumer lending initiative. In addition, during the six months ended December 31, 2016, we received partial repayments of $60,778 of our loans previously outstanding with NPRC and its wholly-owned subsidiaries and $2,222 as a return of capital on our equity investment in NPRC.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 18 to 84 months. As of December 31, 2016, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 113,282 individual loans and had an aggregate fair value of $759,589. The average outstanding individual loan balance is approximately $7 and the loans mature on dates ranging from January 2, 2017 to January 5, 2024 with a weighted-average outstanding term of 32 months as of December 31, 2016. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 23.4%. As of December 31, 2016, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $394,317.
As of December 31, 2016, based on outstanding principal balance, 6.9% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 19.6% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 73.5% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$54,947	$53,641	4.0% - 34.0%	11.7%
Prime	156,405	149,537	5.3% - 36.0%	15.4%
Near Prime	585,331	556,411	6.0% - 36.0%	26.7%
*Weighted by outstanding principal balance of the online consumer loans.

As of December 31, 2016, our investment in NPRC and its wholly-owned subsidiaries had an amortized cost of $810,254 and a fair value of $948,621, including our investment in online consumer lending as discussed above. The fair value of $554,304 related to NPRC’s real estate portfolio was comprised of thirty eight multi-families properties, twelve self-storage units, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of December 31, 2016.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	46,700
3	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	20,376
4	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
5	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	180,475
6	APH Carroll 41, LLC	Marietta, GA	11/1/2013	30,600	32,468
7	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,375
8	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,845
9	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,700
10	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,550
11	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	14,092
12	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
13	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	19,949
14	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	23,324
15	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	32,986
16	Uptown Park Apartments II, LLC	Altamonte Springs, FL	11/19/2013	36,590	29,824
17	Mission Gate II, LLC	Plano, TX	11/19/2013	47,621	41,677
18	St. Marin Apartments II, LLC	Coppell, TX	11/19/2013	73,078	62,498
19	Atlanta Eastwood Village LLC	Stockbridge, GA	12/12/2013	25,957	23,058

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
20	Atlanta Monterey Village LLC	Jonesboro, GA	12/12/2013	11,501	11,219
21	Atlanta Hidden Creek LLC	Morrow, GA	12/12/2013	5,098	4,804
22	Atlanta Meadow Springs LLC	College Park, GA	12/12/2013	13,116	13,210
23	Atlanta Meadow View LLC	College Park, GA	12/12/2013	14,354	13,264
24	Atlanta Peachtree Landing LLC	Fairburn, GA	12/12/2013	17,224	15,710
25	APH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	27,874
26	Plantations at Hillcrest, LLC	Mobile, AL	1/17/2014	6,930	4,834
27	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	8,044
28	APH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,688
29	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
30	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
31	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
32	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
33	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
34	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
35	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
36	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	8,927	6,695
37	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
38	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	74,229
39	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	10,440
40	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	11,000
41	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	20,142
42	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	10,080
43	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	10,480
44	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	15,480
45	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	12,240
46	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	8,040
47	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
48	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
49	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
50	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
51	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
52	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
53	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	41,250
54	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
55	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
56	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
57	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
58	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	44,727
59	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	6,087
60	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	18,460
61	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
				$1,491,691	$1,213,672

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
On October 30, 2015, we restructured our investment in CP Energy Services. Concurrent with the restructuring, we exchanged our $86,965 senior secured loan and $15,924 subordinated loan for Series B Redeemable Preferred Stock in CP Energy.

On October 30, 2015, we restructured our investment in Freedom Marine Solutions, LLC (“Freedom Marine”). Concurrent
with the restructuring, we exchanged our $32,500 senior secured loans for additional membership interest in Freedom Marine.

On November 16, 2015 and November 25, 2015, we sold our $14,755 debt investment in American Gilsonite Company. We realized a loss of $4,127 on the sale.

On July 1, 2016, BNN Holdings Corp. was sold. The sale provided net proceeds for our minority position of $2,365, resulting in a realized gain of $137. During the three months ended December 31, 2016 we received remaining escrow proceeds, realizing an additional gain of $50.
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
On October 18, 2016, we received additional proceeds of $434 related to the May 31, 2016 sale of Harbortouch Payments, LLC. We realized a gain for the same amount.
On December 27, 2016, we exercised our warrants in R-V Industries, Inc. (“R-V”) to purchase additional common stock in R-V. As a result, we realized a gain of $172 on this transaction.
As of December 31, 2016, $3,669,026 of our loans, at fair value, bear interest at floating rates and have LIBOR floors ranging from 0.3% to 4.0%. As of December 31, 2016, $504,994 of our loans, at fair value, bear interest at fixed rates ranging from 5% to 22.0%. As of June 30, 2016, $3,737,046 of our loans, at fair value, bore interest at floating rates and have LIBOR floors ranging from 0.3% to 4.0%. As of June 30, 2016, $495,912 of our loans, at fair value, bore interest at fixed rates ranging from 5% to 22.0%.

At December 31, 2016, eight loan investments were on non-accrual status: Ark-La-Tex, Gulf Coast Machine & Supply Company (“Gulf Coast”), Nixon, Spartan Energy Services, Inc. (“Spartan”), Targus International LLC (“Targus”), USES Corp. (“USES”), Venio LLC (“Venio”) and Wolf Energy, LLC (“Wolf Energy). At June 30, 2016, seven loan investments were on non-accrual status: Ark-La-Tex, Gulf Coast, Spartan, Targus, USES, Venio and Wolf Energy. Cost balances of these loans amounted to $202,617 and $189,121 as of December 31, 2016 and June 30, 2016, respectively. The fair value of these loans amounted to $92,321 and $90,540 as of December 31, 2016 and June 30, 2016, respectively. The fair values of these investments represent approximately 1.5% and 1.4% of our total assets at fair value as of December 31, 2016 and June 30, 2016, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 4.00%. As of December 31, 2016 and June 30, 2016, we had $36,984 and $40,560, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of December 31, 2016 and June 30, 2016.
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

Unconsolidated Significant Subsidiaries
Our investments are generally in small and mid-sized companies in a variety of industries. In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, we must determine which of our unconsolidated controlled portfolio companies are considered “significant subsidiaries”, if any. In evaluating these investments, there are three tests utilized to determine if any of our controlled investments are considered significant subsidiaries: the investment test, the asset test and the income test. Rule 3-09 of Regulation S-X requires separate audited financial statements of an unconsolidated subsidiary in an annual report if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information in an annual report if any of the three tests exceeds 10%, and summarized financial information in a quarterly report if either the investment or income test exceeds 20% pursuant to Rule 10-01(b) of Regulation S-X.
Income, consisting of interest, dividends, fees, other investment income and gains or losses, which can fluctuate upon repayment or sale of an investment or the marking to fair value an investment in any given period can be highly concentrated among several investments. After performing the income analysis for the six months ended December 31, 2016 as currently promulgated by the SEC, we determined that one of our controlled investments individually generated more than 20% of our income during the six months ended December 31, 2016.
The following tables show summarized financial information for NPRC and its subsidiaries, which met the 20% income test for the six months ended December 31, 2016:

	December 31, 2016	June 30, 2016
Balance Sheet Data
Cash and cash equivalents	$95,703	$74,691
Real estate, net	1,357,131	1,100,548
Unsecured consumer loans at fair value	759,589	674,423
Other assets	41,094	31,575
Mortgages payable	1,203,310	962,784
Revolving credit facilities and other secured financing	426,452	364,030
Notes payable, due to Prospect or Affiliate	624,004	561,282
Other liabilities	38,781	32,118
Total equity	(39,030)	(38,977)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015(1)	2016	2015(1)
Summary of Operations
Total revenue	$109,099	$69,083	$193,838	$131,633
Total expenses	84,289	52,641	155,309	108,170
Operating income	24,810	16,442	38,529	23,463
Depreciation and amortization	20,275	15,557	33,296	28,039
Fair value adjustment	(28,207)	(7,649)	(46,914)	(17,735)
Net loss	(23,672)	(6,764)	(41,681)	(22,311)
(1) In connection with the merger of APRC and UPRC with and into NPRC, prior periods are retroactively adjusted to present comparative information.
The SEC has requested comments on the proper mechanics of how the calculations related to Rules 3-09 and 4-08(g) of Regulation S-X should be completed. There is currently diversity in practice for the calculations. We expect that the SEC will clarify the calculation methods in the future.

Note 4. Revolving Credit Facility
On August 29, 2014, we renegotiated our previous credit facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility” or the “Revolving Credit Facility”). The lenders have extended commitments of $885,000 under the 2014 Facility as of December 31, 2016. The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.
The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of December 31, 2016, we were in compliance with the applicable covenants.
Interest on borrowings under the 2014 Facility is one-month LIBOR plus 225 basis points. Additionally, the lenders charge a fee on the unused portion of the 2014 Facility equal to either 50 basis points if at least 35% of the credit facility is drawn or 100 basis points otherwise. The 2014 Facility requires us to pledge assets as collateral in order to borrow under the credit facility.
As of December 31, 2016 and June 30, 2016, we had $560,646 and $538,456, respectively, available to us for borrowing under the Revolving Credit Facility, of which the amount outstanding was $0 and $0, respectively. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $885,000. As of December 31, 2016, the investments, including cash and money market funds, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,361,116, which represents 22.2% of our total investments, including cash and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $12,405 of new fees and $3,539 of fees were carried over for continuing participants from the previous facility, all of which are being amortized over the term of the facility in accordance with ASC 470-50. $6,141 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities as of December 31, 2016.
During the three months ended December 31, 2016 and December 31, 2015, we recorded $3,066 and $3,544, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the six months ended December 31, 2016 and December 31, 2015, we recorded $6,029 and $7,245, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On February 18, 2011, we issued $172,500 aggregate principal amount of convertible notes that mature on August 15, 2016 (the “2016 Notes”), unless previously converted or repurchased in accordance with their terms. The 2016 Notes bore interest at a rate of 5.50% per year, payable semi-annually on February 15 and August 15 of each year, beginning August 15, 2011. Total proceeds from the issuance of the 2016 Notes, net of underwriting discounts and offering costs, were $167,325. Between January 30, 2012 and February 2, 2012, we repurchased $5,000 aggregate principal amount of the 2016 Notes at a price of 97.5, including commissions. The transactions resulted in our recognizing $10 of loss in the year ended June 30, 2012. On August 15, 2016, we repaid the outstanding principal amount of the 2016 Notes, plus interest. No gain or loss was realized on the transaction.
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

	2017 Notes	2018 Notes	2019 Notes	2020 Notes
Initial conversion rate(1)	85.8442	82.3451	79.7766	80.6647
Initial conversion price	$11.65	$12.14	$12.54	$12.40
Conversion rate at December 31, 2016(1)(2)	87.7516	84.1497	79.8360	80.6670
Conversion price at December 31, 2016(2)(3)	$11.40	$11.88	$12.53	$12.40
Last conversion price calculation date	4/16/2016	8/14/2016	12/21/2016	4/11/2016
Dividend threshold amount (per share)(4)	$0.101500	$0.101600	$0.110025	$0.110525

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at December 31, 2016 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

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
In connection with the issuance of the Convertible Notes, we incurred $29,116 of fees which are being amortized over the terms of the notes, of which $11,995 remains to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities as of December 31, 2016.
During the three months ended December 31, 2016 and December 31, 2015, we recorded $13,477 and $18,189, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the six months ended December 31, 2016 and December 31, 2015, we recorded $28,190 and $36,918, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
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
On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market program with FBR Capital Markets & Co. through which we could sell, by means of at-the-market offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes. As of December 31, 2016, we issued $199,281 in aggregate principal amount of our 2024 Notes for net proceeds of $193,253 after commissions and offering costs.
The 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes, we incurred $13,612 of fees which are being amortized over the term of the notes, of which $9,942 remains to be amortized and is included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities as of December 31, 2016.
During the three months ended December 31, 2016 and December 31, 2015, we recorded $11,058 and $8,340, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the six months ended December 31, 2016 and December 31, 2015, we recorded $21,838 and $16,161, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the six months ended December 31, 2016, we issued $64,731 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $63,926. These notes were issued with stated interest rates ranging from 4.75% to 5.50% with a weighted average interest rate of 5.25%. These notes mature between July 15, 2021 and December 15, 2021.

During the six months ended December 31, 2015, we issued $69,289 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $68,235. These notes were issued with stated interest rates ranging from 4.63% to 6.00% with a weighted average interest rate of 5.07%. These notes mature between July 15, 2020 and December 15, 2025.

The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2015.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$32,357	4.63%–5.38%	4.85%	July 15, 2020 – December 15, 2020
6.5	35,155	5.10%–5.25%	5.25%	January 15, 2022 – May 15, 2022
7	990	5.63%–5.75%	5.65%	November 15, 2022 – December 15, 2022
10	787	5.88%–6.00%	5.89%	November 15, 2025 – December 15, 2025
	$69,289
During the six months ended December 31, 2016, we repaid $5,730 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the six months ended December 31, 2016 was $185. The following table summarizes the Prospect Capital InterNotes® outstanding as of December 31, 2016.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3.5	3,109	4.00%	4.00%	April 15, 2017
4	45,690	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	323,619	4.25%–5.50%	5.01%	July 15, 2018 – December 15, 2021
5.2	4,440	4.63%	4.63%	August 15, 2020 – September 15, 2020
5.3	2,686	4.63%	4.63%	September 15, 2020
5.4	5,000	4.75%	4.75%	August 15, 2019
5.5	109,343	4.25%–5.00%	4.65%	February 15, 2019 – November 15, 2020
6	2,182	3.38%	3.38%	April 15, 2021 – May 15, 2021
6.5	40,762	5.10%–5.50%	5.24%	February 15, 2020 – May 15, 2022
7	191,521	4.00%–6.55%	5.13%	June 15, 2019 – December 15, 2022
7.5	1,996	5.75%	5.75%	February 15, 2021
10	37,509	3.85%–7.00%	6.14%	March 15, 2022 – December 15, 2025
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,300	5.25%–6.00%	5.36%	May 15, 2028 – November 15, 2028
18	21,817	4.13%–6.25%	5.53%	December 15, 2030 – August 15, 2031
20	4,292	5.63%–6.00%	5.89%	November 15, 2032 – October 15, 2033
25	34,544	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	113,311	5.50%–6.75%	6.23%	November 15, 2042 – October 15, 2043
	$962,099
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
	$908,808
In connection with the issuance of Prospect Capital InterNotes®, we incurred $23,504 of fees which are being amortized over the term of the notes, of which $14,927 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of December 31, 2016.
During the three months ended December 31, 2016 and December 31, 2015, we recorded $13,247 and $12,132, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the six months ended December 31, 2016 and December 31, 2015, we recorded $26,460 and $23,838, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.

Note 8. Fair Value and Maturity of Debt Outstanding
The following table shows our outstanding debt as of December 31, 2016.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility (2)	$—	$6,141	$—	(3)	$—		1ML+2.25%	(6)

2017 Notes	129,500	529	128,971		132,949	(4)	5.91%	(7)
2018 Notes	200,000	1,551	198,449		205,490	(4)	6.42%	(7)
2019 Notes	200,000	2,407	197,593		206,006	(4)	6.51%	(7)
2020 Notes	392,000	7,508	384,492		385,140	(4)	5.38%	(7)
Convertible Notes	921,500		909,505		929,585

5.00% 2019 Notes	300,000	2,095	297,905		308,481	(4)	5.29%	(7)
2023 Notes	250,000	4,383	245,617		257,058	(4)	6.22%	(7)
2024 Notes	199,281	5,492	193,789		200,078	(4)	6.72%	(7)
Public Notes	749,281		737,311		765,617

Prospect Capital InterNotes®	962,099	14,927	947,172		973,533	(5)	5.63%	(8)
Total	$2,632,880		$2,593,988		$2,668,735

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of December 31, 2016.

(2)	The maximum draw amount of the Revolving Credit facility as of December 31, 2016 is $885,000.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Note 2 for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

(7)
The effective interest rate is equal to the effect of the stated interest, the accretion of original issue discount and amortization of debt issuance costs. For the 2024 Notes, the rate presented is a combined effective interest rate of the 2024 Notes and 2024 Notes Follow-on Program.

(8)	For the Prospect Capital InterNotes®, the rate presented is the weighted average effective interest rate.

The following table shows our outstanding debt as of June 30, 2016.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility (2)	$—	$7,525	$—	(3)	$—		1ML+2.25%	(6)

2016 Notes	167,500	141	167,359		167,081	(4)	6.18%	(7)
2017 Notes	129,500	852	128,648		130,762	(4)	5.91%	(7)
2018 Notes	200,000	2,162	197,838		204,000	(4)	6.42%	(7)
2019 Notes	200,000	2,952	197,048		202,000	(4)	6.51%	(7)
2020 Notes	392,000	8,532	383,468		376,881	(4)	5.38%	(7)
Convertible Notes	1,089,000		1,074,361		1,080,724

2023 Notes	250,000	4,670	245,330		252,355	(4)	6.22%	(7)
5.00% 2019 Notes	300,000	2,476	297,524		302,442	(4)	5.29%	(7)
2024 Notes	161,380	4,866	156,514		159,250	(4)	6.52%	(7)
Public Notes	711,380		699,368		714,047

Prospect Capital InterNotes®	908,808	15,598	893,210		894,840	(5)	5.51%	(8)
Total	$2,709,188		$2,666,939		$2,689,611

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of June 30, 2016.

(2)	The maximum draw amount of the Revolving Credit facility as of June 30, 2016 is $885,000.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Note 2 for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

(7)
The effective interest rate is equal to the effect of the stated interest, the accretion of original issue discount and amortization of debt issuance costs. For the 2024 Notes, the rate presented is a combined effective interest rate of the 2024 Notes and 2024 Notes Follow-on Program.

(8)	For the Prospect Capital InterNotes®, the rate presented is the weighted average effective interest rate.
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of December 31, 2016.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$—	—	$—	$—	$—
Convertible Notes	921,500	129,500	400,000	392,000	—
Public Notes	749,281	—	300,000	—	449,281
Prospect Capital InterNotes®	962,099	19,604	284,214	384,393	273,888
Total Contractual Obligations	$2,632,880	$149,104	$984,214	$776,393	$723,169

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
We did not repurchase any shares of our common stock for the six months ended December 31, 2016. During the six months ended December 31, 2015, we repurchased 4,708,750 shares of our common stock pursuant to the Repurchase Program. Our NAV per share was increased by approximately $0.03 for the six months ended December 31, 2015 as a result of the share repurchases.

The following table summarizes our share repurchases under our Repurchase Program for the three and six months ended December 31, 2015.

Repurchases of Common Stock	Three Months Ended December 31, 2015	Six Months Ended December 31, 2015
Dollar amount repurchased	$2,610	$34,140
Shares Repurchased	350,000	4,708,750
Weighted average price per share	$7.46	$7.25
Weighted average discount to June 30, 2015 Net Asset Value	27%	30%
As of December 31, 2016, the approximate dollar value of shares that may yet be purchased under the plan is $65,860.
Excluding dividend reinvestments, during the six months ended December 31, 2016 and December 31, 2015, we did not issue any shares of our common stock.
On November 3, 2016, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $4,990,363 of additional debt and equity securities in the public market as of December 31, 2016.

During the six months ended December 31, 2016 and December 31, 2015, we distributed approximately $179,097 and $177,942, respectively, to our stockholders. The following table summarizes our distributions declared and payable for the six months ended December 31, 2015 and December 31, 2016.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/6/2015	7/31/2015	8/20/2015	$0.083330	$29,909
5/6/2015	8/31/2015	9/17/2015	0.083330	29,605
8/24/2015	9/30/2015	10/22/2015	0.083330	29,601
8/24/2015	10/30/2015	11/19/2015	0.083330	29,600
11/4/2015	11/30/2015	12/24/2015	0.083330	29,611
11/4/2015	12/31/2015	1/21/2016	0.083330	29,616
Total declared and payable for the six months ended December 31, 2015				$177,942

5/9/2016	7/29/2016	8/18/2016	$0.083330	$29,783
5/9/2016	8/31/2016	9/22/2016	0.083330	29,809
8/25/2016	9/30/2016	10/20/2016	0.083330	29,837
8/25/2016	10/31/2016	11/17/2016	0.083330	29,863
11/8/2016	11/30/2016	12/22/2016	0.083330	29,890
11/8/2016	12/30/2016	1/19/2017	0.083330	29,915
Total declared and payable for the six months ended December 31, 2016				$179,097
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during six months ended December 31, 2016 and December 31, 2015. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to December 31, 2016:

•	$0.08333 per share for January 2017 to holders of record on January 31, 2017 with a payment date of February 16, 2017.
During the six months ended December 31, 2016 and December 31, 2015, we issued 1,893,049 and 1,029,703 shares of our common stock, respectively, in connection with the dividend reinvestment plan.
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

During the six months ended December 31, 2016, Prospect officers purchased 1,390,661 shares of our stock, or 0.4% of total outstanding shares as of December 31, 2016, both through the open market transactions and shares issued in connection with our dividend reinvestment plan.
As of December 31, 2016, we have reserved 75,782,455 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5).

Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three and six months ended December 31, 2016 and December 31, 2015.

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Structuring and amendment fees (refer to Note 3)	$5,797	$7,112	$10,273	$10,754
Royalty and Net Revenue interests	1,333	1,836	2,503	3,739
Administrative agent fees	180	194	332	382
Total Other Income	$7,310	$9,142	$13,108	$14,875
Note 11. Net Increase in Net Assets per Share
The following information sets forth the computation of net increase in net assets resulting from operations per share during the three and six months ended December 31, 2016 and December 31, 2015.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net increase (decrease) in net assets resulting from operations	$100,880	$(95,120)	$182,246	$(67,303)
Weighted average common shares outstanding	358,494,783	355,241,104	358,011,031	356,101,673
Net increase (decrease) in net assets resulting from operations per share	$0.28	$(0.27)	$0.51	$(0.19)
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
We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S shareholders. Under IRC Section 871(K), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. For the 2016 calendar year, 48.18% of our distributions qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non U.S. shareholders.

For the tax year ending August 31, 2017, the tax character of dividends paid to shareholders through December 31, 2016 is expected to be ordinary income. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending August 31, 2017.

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

	Tax Year Ended August 31,
	2016	2015	2014
Net increase in net assets resulting from operations	$262,832	$360,572	$317,671
Net realized loss on investments	22,666	164,230	28,244
Net unrealized (appreciation) depreciation on investments	73,181	(157,745)	24,638
Other temporary book-to-tax differences	(52,887)	98,289	(9,122)
Permanent differences	2,489	2,436	(4,317)
Taxable income before deductions for distributions	$308,281	$467,782	$357,114
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
For the tax year ended August 31, 2016, we had cumulative taxable income in excess of cumulative distributions of $55,907 for which we elected a spillback dividend.
As of December 31, 2016, the cost basis of investments for tax purposes was $6,200,239 resulting in estimated gross unrealized appreciation and depreciation of $266,746 and $529,986, respectively. As of June 30, 2016, the cost basis of investments for tax purposes was $6,175,709 resulting in estimated gross unrealized appreciation and depreciation of $192,035 and $470,036, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of December 31, 2016 and June 30, 2016 was calculated based on the book cost of investments as of December 31, 2016 and June 30, 2016, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2016 and 2015, respectively.
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
The total gross base management fee incurred to the favor of the Investment Adviser was $31,095 and $32,251 during the three months ended December 31, 2016 and December 31, 2015, respectively. The total gross base management fee incurred to the favor of the Investment Adviser was $62,435 and $65,667 during the six months ended December 31, 2016 and December 31, 2015, respectively.
The Investment Adviser has entered into a servicing agreement with certain institutions who purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. During the three months ended December 31, 2016 and December 31, 2015, we received payments of $209 and $470, respectively, from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments, which reduced the base management fee payable to $30,886 and $31,781 for the three months ended December 31, 2016 and December 31, 2015, respectively. During the six months ended December 31, 2016 and December 31, 2015, we received payments of $757 and $932, respectively, from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments, which reduced the base management fee payable to $61,678 and $64,735 for the six months ended December 31, 2016 and December 31, 2015, respectively.
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
The total income incentive fee incurred was $21,101 and $25,224 during the three months ended December 31, 2016 and December 31, 2015, respectively. The fees incurred for the six months ended December 31, 2016 and December 31, 2015 were $40,831 and $48,034, respectively. No capital gains incentive fee was incurred during the three or six months ended December 31, 2016 and December 31, 2015.
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
The allocation of gross overhead expense from Prospect Administration was $4,442 and $4,351 for the three months ended December 31, 2016 and December 31, 2015, respectively. Prospect Administration received estimated payments of $909 and $1,151 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the three months ended December 31, 2016 and December 31, 2015, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. (See Managerial Assistance below and Note 14 for further discussion.) Additionally, during the three months ended December 31, 2016, other operating expenses in the amount of $876 incurred by us, which were attributable to CCPI Inc (“CCPI”), have been reimbursed by CCPI and are reflected as an offset to our overhead allocation. No such reimbursement occurred during the three months ended December 31, 2015. During the three months ended December 31, 2015, we renegotiated the managerial assistance agreement with First Tower LLC and reversed $1,200 of previously accrued managerial assistance at First

Tower Holdings of Delaware LLC as the fee was paid by First Tower LLC, which decreased our overhead expense. Therefore, net overhead during the three months ended December 31, 2016 and December 31, 2015 totaled $2,657 and $2,000, respectively.

The allocation of gross overhead expense from Prospect Administration was $9,313 and $9,249 for the six months ended December 31, 2016 and December 31, 2015, respectively. Prospect Administration received estimated payments of $2,247 and $2,849 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the six months ended December 31, 2016 and December 31, 2015, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. (See Managerial Assistance section below and Note 14 for further discussion.) Additionally, during the six months ended December 31, 2016, other operating expenses in the amount of $876 incurred by us, which were attributable to CCPI, have been reimbursed by CCPI and are reflected as an offset to our overhead allocation. No such reimbursement occurred during the six months ended December 31, 2015. During the six months ended December 31, 2015, we renegotiated the managerial assistance agreement with First Tower LLC and reversed $1,200 of previously accrued managerial assistance at First Tower Delaware, $600 of which was expensed during the three months ended December 31, 2015, as the fee was paid by First Tower LLC, which decreased our overhead expense. During the six months ended December 31, 2015, we also incurred $378 of overhead expense related to our consolidated entity SB Forging. Therefore, net overhead during the six months ended December 31, 2016 and December 31, 2015 totaled $6,190 and $6,178, respectively.
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
During the three months ended December 31, 2016 and December 31, 2015, we received payments of $1,179 and $1,352, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the six months ended December 31, 2016 and December 31, 2015, we received payments of $2,898 and $2,620, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the six months ended December 31, 2015, we reversed $1,200 of managerial assistance expense related to our consolidated entity First Tower Delaware which was included within allocation from Prospect Administration on our Consolidated Statement of Operations for the six months ended December 31, 2015. The $1,200 was subsequently paid to Prospect Administration by First Tower LLC, the operating company. See Note 14 for further discussion.
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
We reimburse CLO investment valuation service fees initially borne by Priority Income Fund, Inc. During the three months ended December 31, 2016 and December 31, 2015, we recognized expenses that were reimbursed for valuation services of $28 and $29, respectively. During the six months ended December 31, 2016 and December 31, 2015, we recognized expenses that were reimbursed for valuation services of $52 and $58, respectively.
As of December 31, 2016, we had co-investments with Priority Income Fund, Inc. in the following CLO funds: Apidos CLO XXII, Babson CLO Ltd. 2014-III, Carlyle Global Market Strategies CLO 2016-3, Ltd., Cent CLO 21 Limited, CIFC Funding 2014-IV Investor, Ltd., CIFC Funding 2016-I, Ltd., Galaxy XVII CLO, Ltd., Halcyon Loan Advisors Funding 2014-2 Ltd., Halcyon Loan Advisors Funding 2015-3 Ltd., HarbourView CLO VII, Ltd., Jefferson Mill CLO Ltd., Mountain View CLO IX Ltd., Octagon Investment Partners XVIII, Ltd., Symphony CLO XIV Ltd., Voya IM CLO 2014-1 Ltd., Voya CLO 2016-3, Ltd. and Washington Mill CLO Ltd; however HarbourView CLO VII, Ltd. and Octagon Investment Partners XVIII, Ltd. are not considered co-investments pursuant to the Order as they were purchased on the secondary market.
Note 14. Transactions with Controlled Companies
The descriptions below detail the transactions which Prospect Capital Corporation (“Prospect”) has entered into with each of our controlled companies. Certain of the controlled entities discussed below were consolidated effective July 1, 2014 (see Note 1). As such, transactions with these Consolidated Holding Companies for the three and six months ended December 31, 2016 and December 31, 2015 are presented on a consolidated basis.
Airmall Inc.
Prospect owned 100% of the equity of AMU Holdings Inc. (“AMU”), a Consolidated Holding Company. AMU owned 98% of Airmall Inc. (f/k/a Airmall USA Holdings, Inc.) (“Airmall”). Airmall is a developer and manager of airport retail operations.
On August 1, 2014, Prospect sold its investments in Airmall. On March 21, 2016, Prospect received $1,720 of the escrow proceeds which reduced the cost basis of the escrow receivable held on the balance sheet. On August 2, 2016, Prospect received the remaining escrow proceeds of $3,916, reducing the cost basis to zero.
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

The following amounts were paid from APRC to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended December 31, 2015	$—
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	9,000
Six Months Ended December 31, 2016	—
The following interest payments were accrued and paid from APRC to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$2,308
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	4,603
Six Months Ended December 31, 2016	—
Included above, the following payment-in-kind interest from APRC was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$—
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	558
Six Months Ended December 31, 2016	—
The following net revenue interest payments were paid from APRC to Prospect and recognized by Prospect as other income:

Three Months Ended December 31, 2015	$243
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	474
Six Months Ended December 31, 2016	—
The following managerial assistance payments were paid from APRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2015	$148
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	295
Six Months Ended December 31, 2016	—
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$86
December 31, 2016	—

The following payments were paid from APRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to APRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2015	$61
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	222
Six Months Ended December 31, 2016	—
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
During the three months ended December 31, 2016, Arctic Energy and CP Well Testing, LLC, a wholly owned subsidiary of CP Energy Services, Inc., entered into a loan agreement with each other. CP Well Testing, LLC provided a $1,200 senior secured loan to Arctic Energy, for the purpose of funding ongoing operations.
The following interest payments were accrued and paid from Arctic Energy to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$—
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	1,123
Six Months Ended December 31, 2016	—

The following managerial assistance payments were paid from Arctic Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2015	$50
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	50
Six Months Ended December 31, 2016	—

The following managerial assistance recognized had not yet been paid by Arctic Energy to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2016	$50
December 31, 2016	100
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

As of June 30, 2016, after the departure of a former CCPI executive, Prospect’s ownership of CCPI increased to 94.59%.

The following amounts were paid from CCPI to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended December 31, 2015	$113
Three Months Ended December 31, 2016	113
Six Months Ended December 31, 2015	4,225
Six Months Ended December 31, 2016	225
The following cash distributions were declared and paid from CCPI to Prospect and recognized as a return of capital by Prospect:

Three Months Ended December 31, 2015	$—
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	1,918
Six Months Ended December 31, 2016	—
During the three months ended September 30, 2016, Prospect reclassified $123 of return of capital received from CCPI in prior periods as dividend income.

The following dividends were declared and paid from CCPI to Prospect and recognized as dividend income by Prospect:

Three Months Ended December 31, 2015	$413
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	3,195
Six Months Ended December 31, 2016	123
All dividends were paid from earnings and profits of CCPI.
The following interest payments were accrued and paid from CCPI to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$743
Three Months Ended December 31, 2016	748
Six Months Ended December 31, 2015	1,619
Six Months Ended December 31, 2016	1,498
Included above, the following payment-in-kind interest from CCPI was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$158
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	314
Six Months Ended December 31, 2016	—
The following managerial assistance payments were paid from CCPI to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2015	$60
Three Months Ended December 31, 2016	60
Six Months Ended December 31, 2015	120
Six Months Ended December 31, 2016	120

The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$60
December 31, 2016	60
The following payments were paid from CCPI to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to CCPI (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2015	$—
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	96
Six Months Ended December 31, 2016	—
The following amounts were due from CCPI to Prospect for reimbursement of expenses paid by Prospect on behalf of CCPI and were included by Prospect within other receivables:

June 30, 2016	$2
December 31, 2016	—
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

During the three months ended December 31, 2016, Arctic Energy and CP Well entered into a loan agreement with each other. CP Well provided a $1,200 senior secured loan to Arctic Energy, for the purpose of funding ongoing operations.
The following interest payments were accrued and paid from CP Well to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$—
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	(390)
Six Months Ended December 31, 2016	—
As of September 30, 2015, due to a pending sale transaction, we reversed $4,616 of previously recognized payment-in-kind interest from CP Well of which we do not expect to receive.

Included above, the following payment-in-kind interest from CP Well was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$—
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	(2,819)
Six Months Ended December 31, 2016	—
The following managerial assistance payments were paid from CP Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2015	$75
Three Months Ended December 31, 2016	75
Six Months Ended December 31, 2015	150
Six Months Ended December 31, 2016	150
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$75
December 31, 2016	75
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
During the three months ended December 31, 2016, $264 of the aforementioned original issue discount of $7,521 accreted.
The following interest payments were accrued and paid from Credit Central to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$1,857
Three Months Ended December 31, 2016	2,868
Six Months Ended December 31, 2015	3,714
Six Months Ended December 31, 2016	4,988
Included above, the following payment-in-kind interest from Credit Central was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$—
Three Months Ended December 31, 2016	859
Six Months Ended December 31, 2015	—
Six Months Ended December 31, 2016	1,916

The following interest income recognized had not yet been paid by Credit Central to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$21
December 31, 2016	428
The following net revenue interest payments were paid from Credit Central to Prospect and recognized by Prospect as other income:

Three Months Ended December 31, 2015	$619
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	1,238
Six Months Ended December 31, 2016	—
The following managerial assistance payments were paid from Credit Central to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2015	$175
Three Months Ended December 31, 2016	175
Six Months Ended December 31, 2015	350
Six Months Ended December 31, 2016	350
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$175
December 31, 2016	175
The following amounts were due from Credit Central to Prospect for reimbursement of expenses paid by Prospect on behalf of Credit Central and were included by Prospect within other receivables:

June 30, 2016	$—
December 31, 2016	1
The following amounts were due to Credit Central from Prospect for reimbursement of expenses paid by Credit Central on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2016	$3
December 31, 2016	—
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
On September 28, 2016, Echelon made an optional partial prepayment of $6,801 of the Senior Secured Revolving Credit Facility outstanding.
During the three months ended September 30, 2016, Echelon issued 36,275 Class B shares to the company’s President, decreasing Prospect’s ownership to 98.56%.

On December 9, 2016, Prospect made a follow-on $16,045 first lien senior secured debt and $2,832 equity investment in Echelon to support an asset acquisition, increasing Prospect’s ownership to 98.71%. Prospect also recognized $1,121 in structuring fee income as a result of the transaction.

The following dividends were declared and paid from Echelon to Prospect and recognized as dividend income by Prospect:

Three Months Ended December 31, 2015	$—
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	—
Six Months Ended December 31, 2016	200
All dividends were paid from earnings and profits of Echelon.
The following interest payments were accrued and paid from Echelon to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$1,460
Three Months Ended December 31, 2016	1,234
Six Months Ended December 31, 2015	2,920
Six Months Ended December 31, 2016	2,580
The following interest income recognized had not yet been paid by Echelon to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$2,335
December 31, 2016	2,168
The following managerial assistance payments were paid from Echelon to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2015	$63
Three Months Ended December 31, 2016	63
Six Months Ended December 31, 2015	125
Six Months Ended December 31, 2016	125
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$63
December 31, 2016	63
The following payments were paid from Echelon to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Echelon (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2015	$—
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	120
Six Months Ended December 31, 2016	54
The following amounts were due from Echelon to Prospect for reimbursement of expenses paid by Prospect on behalf of Echelon and were included by Prospect within other receivables:

June 30, 2016	$—
December 31, 2016	4

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
During the six months ended June 30, 2016, Prospect funded an additional $6,424 in the second lien revolving credit facility.
The following amounts were paid from Edmentum to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended December 31, 2015	$—
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	4,896
Six Months Ended December 31, 2016	6,424
The following interest payments were accrued and paid from Edmentum to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$834
Three Months Ended December 31, 2016	895
Six Months Ended December 31, 2015	1,886
Six Months Ended December 31, 2016	1,830
Included above, the following payment-in-kind interest from Edmentum was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$813
Three Months Ended December 31, 2016	896
Six Months Ended December 31, 2015	1,266
Six Months Ended December 31, 2016	1,771
The following interest income recognized had not yet been paid by Edmentum to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$639
December 31, 2016	604
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
During the three months ended December 31, 2016, Prospect made an additional $8,005 equity investment to First Tower.
The following amounts were paid from First Tower to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended December 31, 2015	$—
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	678
Six Months Ended December 31, 2016	936
The following interest payments were accrued and paid from First Tower to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$14,167
Three Months Ended December 31, 2016	14,476
Six Months Ended December 31, 2015	28,304
Six Months Ended December 31, 2016	28,900
Included above, the following payment-in-kind interest from First Tower was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$—
Three Months Ended December 31, 2016	1,632
Six Months Ended December 31, 2015	347
Six Months Ended December 31, 2016	3,384
The following interest income recognized had not yet been paid by First Tower to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$156
December 31, 2016	5,049
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

The following managerial assistance payments were accrued and paid from First Tower Delaware to Prospect Administration and recognized by Prospect as an expense:

Three Months Ended December 31, 2015	$(1,200)
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	(1,200)
Six Months Ended December 31, 2016	—
The following managerial assistance payments were paid from First Tower Finance to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2015	$—
Three Months Ended December 31, 2016	600
Six Months Ended December 31, 2015	—
Six Months Ended December 31, 2016	600
The following managerial assistance payments received by Prospect have not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$600
December 31, 2016	—
The following managerial assistance recognized had not yet been paid by First Tower to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2016	$—
December 31, 2016	600

The following amounts were due from First Tower to Prospect for reimbursement of expenses paid by Prospect on behalf of First Tower and were included by Prospect within other receivables:

June 30, 2016	$2
December 31, 2016	7
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
The following interest payments were accrued and paid from Vessel to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$—
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	159
Six Months Ended December 31, 2016	—
The following interest payments were accrued and paid from Vessel II to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$—
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	427
Six Months Ended December 31, 2016	—

The following interest payments were accrued and paid from Vessel III to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$—
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	526
Six Months Ended December 31, 2016	—
The following managerial assistance payments were paid from Freedom Marine to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2015	$—
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	75
Six Months Ended December 31, 2016	—
The following managerial assistance recognized had not yet been paid by Freedom Marine to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2016	$225
December 31, 2016	375
The following payments were paid from Freedom Marine to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Freedom Marine (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2015	$—
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	65
Six Months Ended December 31, 2016	—
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
During the six months ended December 31, 2016, Prospect made additional investments of $4,000 in the first lien term loan to Gulf Coast to fund capital improvements to key forging equipment and other liquidity needs.
The following amounts were paid from Gulf Coast to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended December 31, 2015	$—
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	75
Six Months Ended December 31, 2016	3,022
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

In addition to the repayments noted above, the following amounts were paid from Harbortouch to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended December 31, 2015	$1,307
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	2,581
Six Months Ended December 31, 2016	—
The following cash distributions were declared and paid from Harbortouch to Prospect and recognized as a return of capital by Prospect:

Three Months Ended December 31, 2015	$9
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	23
Six Months Ended December 31, 2016	—
The following interest payments were accrued and paid from Harbortouch to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$7,738
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	15,516
Six Months Ended December 31, 2016	—
The following managerial assistance payments were paid from Harbortouch to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2015	$125
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	250
Six Months Ended December 31, 2016	—
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$83
December 31, 2016	—
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

During the three months ended December 31, 2016, Prospect formed a separate legal entity, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 96.88% of the equity, and MITY-Lite management owns the remaining portion.  MITY FSC does not have material operations.  This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distribute it to its shareholders based on pro-rata ownership.  During the three months ended December 31, 2016, we received $406 of such commission, which we recognized as other income.
The following dividends were declared and paid from MITY to Prospect and recognized by Prospect as divided income:

Three Months Ended December 31, 2015	$710
Three Months Ended December 31, 2016	468
Six Months Ended December 31, 2015	710
Six Months Ended December 31, 2016	469
The following interest payments were accrued and paid from MITY to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$1,307
Three Months Ended December 31, 2016	1,307
Six Months Ended December 31, 2015	2,612
Six Months Ended December 31, 2016	2,613
Included above, the following payment-in-kind interest from MITY was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$—
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	140
Six Months Ended December 31, 2016	—
The following interest income recognized had not yet been paid by MITY to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$440
December 31, 2016	—
The following interest payments were accrued and paid from Broda Canada to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$141
Three Months Ended December 31, 2016	141
Six Months Ended December 31, 2015	285
Six Months Ended December 31, 2016	286
The following interest income recognized had not yet been paid by Broda Canada to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$48
December 31, 2016	—
During the six months December 31, 2015, there was favorable fluctuation in the foreign currency exchange rate and Prospect recognized $0.4 of realized gain related to its investment in Broda Canada. During the six months ended December 31, 2016, there was a favorable fluctuation in the foreign currency exchange rate and Prospect recognized $11 of realized gain related to its investment in Broda Canada.

The following managerial assistance payments were paid from MITY to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2015	$75
Three Months Ended December 31, 2016	75
Six Months Ended December 31, 2015	150
Six Months Ended December 31, 2016	150
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$—
December 31, 2016	75
The following managerial assistance recognized had not yet been paid by MITY to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2016	$75
December 31, 2016	—
The following payments were paid from MITY to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to MITY (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2015	$—
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	59
Six Months Ended December 31, 2016	—
The following amounts were due from MITY to Prospect for reimbursement of expenses paid by Prospect on behalf of MITY and were included within other receivables:

June 30, 2016	$—
December 31, 2016	1
National Property REIT Corp.
Prospect owns 100% of the equity of NPH, a Consolidated Holding Company. NPH owns 100% of the common equity of NPRC. Effective May 23, 2016, in connection with the merger of APRC and United Property REIT Corp. UPRC with and into NPRC, APH and UPH merged with and into NPH.
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
On November 12, 2015, NPRC used supplemental debt proceeds obtained by their JVs to make a partial repayment on the Senior Term Loan of $22,098.
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
On December 30, 2015, NPRC used supplemental debt proceeds obtained by its’ JVs to make a partial repayment on the Senior Term Loan of $9,821.
On January 20, 2016, NPRC used supplemental proceeds to make a partial repayment on the Senior Term Loan of $6,774.
On February 10, 2016, Prospect made a $354 investment in NPRC used to purchase additional common equity of NPRC through NPH. The proceeds were utilized by NPRC to purchase additional ownership interest Carroll Management Group, LLC for $352. The minority interest holder also invested an additional $22 in the JVs. The proceeds were used by the JVs to fund $376 of capital expenditures.
On February 24, 2016, NPRC used supplemental proceeds to make a partial repayment on the Senior Term Loan of $24,579.
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
On September 1, 2016, we made an investment into American Consumer Lending Limited (“ACLL”), a wholly-owned subsidiary of NPRC, under the ACLL credit agreement, for senior secured term loans, Term Loan C, with the same terms as the existing ACL Loan Holdings, Inc. (“ACLLH”) Term Loan C due to us.
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
On October 21, 2016 Prospect made a $514 investment in NPRC used to purchase additional common equity of NPRC through NPH. The proceeds were utilized by NPRC to purchase additional ownership interest in four multi-family properties for $512 and pay $2 of legal services provided by attorneys at Prospect Administration. The minority interest holder also invested an additional $33 in the JVs. The proceeds were used by the JVs to fund $545 of capital expenditures.
On November 17, 2016, NPRC used sale and supplemental loan proceeds to make a partial repayment on the Senior Term Loan of $19,149 and a return of capital on Prospects’ equity investment in NPRC of $9,204.
On November 23, 2016, Prospect made a $2,860 investment in NPRC used to purchase additional common equity of NPRC through NPH. The proceeds were utilized by NPRC to purchase additional ownership interest in seven multi-family properties for $2,859 and pay $1 of legal services provided by attorneys at Prospect Administration. The minority interest holder also invested an additional $231 in the JVs. The proceeds were used by the JVs to fund $3,090 of capital expenditures.
On December 7, 2016 Prospect made a $13,046 investment in NPRC, of which $9,653 was a Senior Term Loan and $3,393 was used to purchase additional common equity of NPRC through NPH. The proceeds were utilized by NPRC to purchase an 85% ownership interest in JSIP Union Place, LLC for $13,026 and to pay $20 of legal services provided by attorneys at Prospect Administration. The JV was purchased for $64,750 which included debt financing and minority interest of $51,800 and $2,299, respectively. The remaining proceeds were used to pay $261 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $1,078 of third party expenses, $5 of pre-funded capital expenditures, and $458 of prepaid assets, with $573 retained by the JV for working capital.

During the six months ended December 31, 2016, we provided $89,051 and $19,285 of debt and equity financing, respectively, to NPRC to enable certain of its wholly-owned subsidiaries to invest in online consumer loans. In addition, during the six months ended December 31, 2016, we received partial repayments of $60,778 of our loans previously outstanding with NPRC and its wholly-owned subsidiaries and $2,222 as a return of capital on our equity investment in NPRC.
The following interest payments were accrued and paid by NPRC to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$7,453
Three Months Ended December 31, 2016	18,736
Six Months Ended December 31, 2015	13,408
Six Months Ended December 31, 2016	34,780
Included above, the following payment-in-kind interest from NPRC was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$—
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	703
Six Months Ended December 31, 2016	—
The following interest income recognized had not yet been paid by NPRC to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$174
December 31, 2016	364

The following interest payments were accrued and paid by ACLLH to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$8,298
Three Months Ended December 31, 2016	3,152
Six Months Ended December 31, 2015	16,454
Six Months Ended December 31, 2016	8,421
The following interest income recognized had not yet been paid by ACLLH to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$44
December 31, 2016	79
The following interest payments were accrued and paid by ACLL to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$—
Three Months Ended December 31, 2016	1,365
Six Months Ended December 31, 2015	—
Six Months Ended December 31, 2016	1,600
The following interest income recognized had not yet been paid by ACLL to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$—
December 31, 2016	42
The following net revenue interest payments were paid from NPRC to Prospect and recognized by Prospect as other income:

Three Months Ended December 31, 2015	$663
Three Months Ended December 31, 2016	1,318
Six Months Ended December 31, 2015	1,430
Six Months Ended December 31, 2016	2,489
The following structuring fees were paid from NPRC to Prospect and recognized by Prospect as other income:

Three Months Ended December 31, 2015	$—
Three Months Ended December 31, 2016	261
Six Months Ended December 31, 2015	—
Six Months Ended December 31, 2016	1,320
The following structuring fees were paid from ACLLH to Prospect and recognized by Prospect as other income:

Three Months Ended December 31, 2015	$1,188
Three Months Ended December 31, 2016	625
Six Months Ended December 31, 2015	1,605
Six Months Ended December 31, 2016	1,336
The following managerial assistance payments were paid from NPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2015	$128
Three Months Ended December 31, 2016	325
Six Months Ended December 31, 2015	255
Six Months Ended December 31, 2016	650

The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$210
December 31, 2016	325
The following payments were paid from NPRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to NPRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2015	$595
Three Months Ended December 31, 2016	500
Six Months Ended December 31, 2015	1,029
Six Months Ended December 31, 2016	1,436
The following amounts were due from NPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of NPRC and included by Prospect within other receivables:

June 30, 2016	$—
December 31, 2016	3
The following amounts were due from ACLLH to Prospect for reimbursement of expenses paid by Prospect on behalf of ACLLH and included by Prospect within other receivables:

June 30, 2016	$—
December 31, 2016	3
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
On August 31, 2016, Prospect made an additional $123 investment in the senior subordinated term loan to Nationwide. Prospect also made an additional equity investment totaling $92, increasing Prospect’s ownership in Nationwide to 94.48%.
The following dividends were declared and paid from Nationwide to Prospect and recognized as dividend income by Prospect:

Three Months Ended December 31, 2015	$1,331
Three Months Ended December 31, 2016	739
Six Months Ended December 31, 2015	1,688
Six Months Ended December 31, 2016	2,581
All dividends were paid from earnings and profits of Nationwide.

The following interest payments were accrued and paid from Nationwide to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$758
Three Months Ended December 31, 2016	860
Six Months Ended December 31, 2015	1,516
Six Months Ended December 31, 2016	1,715
The following interest income recognized had not yet been paid by Nationwide to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$9
December 31, 2016	—
The following managerial assistance payments were paid from Nationwide to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2015	$100
Three Months Ended December 31, 2016	100
Six Months Ended December 31, 2015	200
Six Months Ended December 31, 2016	200
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$100
December 31, 2016	100
The following amounts were due to Nationwide from Prospect for reimbursement of expenses paid by Nationwide on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2016	$4
December 31, 2016	1
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
The following interest payments were accrued and paid from NMMB to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$133
Three Months Ended December 31, 2016	133
Six Months Ended December 31, 2015	266
Six Months Ended December 31, 2016	266
The following interest income recognized had not yet been paid by NMMB to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$1
December 31, 2016	3

The following interest payments were accrued and paid from Armed Forces to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$250
Three Months Ended December 31, 2016	250
Six Months Ended December 31, 2015	501
Six Months Ended December 31, 2016	501
The following interest income recognized had not yet been paid by Armed Forces to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$3
December 31, 2016	5
The following managerial assistance payments were paid from NMMB to Prospect and subsequently remitted to Prospect
Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2015	$—
Three Months Ended December 31, 2016	38
Six Months Ended December 31, 2015	—
Six Months Ended December 31, 2016	75
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$—
December 31, 2016	38
The following managerial assistance recognized had not yet been paid by NMMB to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2016	$1,100
December 31, 2016	1,225
The following amounts were due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB and were included by Prospect within other receivables:

June 30, 2016	$2
December 31, 2016	—
R-V Industries, Inc.
Prospect owns 88.27% of the fully-diluted equity of R-V Industries, Inc. (“R-V”), with R-V management owning the remaining 11.73% of the equity. As of June 30, 2011, Prospect’s equity investment cost basis was $1,682 and $5,087 for warrants and common stock, respectively.
On December 24, 2016, Prospect exercised its warrant to purchase 200,000 common shares of R-V. Prospect recorded a realized gain of $172 from this redemption. Prospect’s ownership remains unchanged at 88.27%.
During the three months ended December 31, 2016, Prospect provided certain financial advisory services to R-V related to a possible transaction. Prospect recognized $124 in advisory fee income resulting from these services.

The following dividends were declared and paid from R-V to Prospect and recognized as dividend income by Prospect:

Three Months Ended December 31, 2015	$75
Three Months Ended December 31, 2016	75
Six Months Ended December 31, 2015	149
Six Months Ended December 31, 2016	149
All dividends were paid from earnings and profits of R-V.
The following interest payments were accrued and paid from R-V to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$731
Three Months Ended December 31, 2016	716
Six Months Ended December 31, 2015	1,462
Six Months Ended December 31, 2016	1,431
The following managerial assistance payments were paid from R-V to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2015	$45
Three Months Ended December 31, 2016	30
Six Months Ended December 31, 2015	90
Six Months Ended December 31, 2016	75
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$45
December 31, 2016	30
The following amounts were due to R-V from Prospect for reimbursement of expenses paid by R-V on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2016	$1
December 31, 2016	1
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

The following payments were paid from SB Forging to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to SB Forging (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2015	$—
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	—
Six Months Ended December 31, 2016	545
United Property REIT Corp.
UPH owned 100% of the common equity of UPRC. Effective May 23, 2016, in connection with the merger of UPRC and APRC with and into NPRC, UPH and APH merged with and into NPH. Prospect owns 100% of the equity of NPH, a Consolidated Holding Company, and NPH owns 100% of the common equity of NPRC.
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

The following interest payments were accrued and paid by UPRC to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$1,928
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	3,820
Six Months Ended December 31, 2016	—

The following net revenue interest payments were paid from UPRC to Prospect and recognized by Prospect as other income:

Three Months Ended December 31, 2015	$311
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	594
Six Months Ended December 31, 2016	—
The following managerial assistance payments were paid from UPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2015	$50
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	100
Six Months Ended December 31, 2016	—
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$29
December 31, 2016	—
The following payments were paid from UPRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to UPRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2015	$92
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	217
Six Months Ended December 31, 2016	—
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

The following managerial assistance recognized had not yet been paid by USES to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2016	$—
December 31, 2016	175
The following amounts were due to USES from Prospect for reimbursement of expenses paid by USES on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2016	$—
December 31, 2016	4

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
The following interest payments were accrued and paid from Valley Electric to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$1,053
Three Months Ended December 31, 2016	1,119
Six Months Ended December 31, 2015	2,085
Six Months Ended December 31, 2016	2,220
Included above, the following payment-in-kind interest from Valley Electric was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$484
Three Months Ended December 31, 2016	370
Six Months Ended December 31, 2015	958
Six Months Ended December 31, 2016	766
The following interest income recognized had not yet been paid by Valley Electric to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$12
December 31, 2016	13
The following interest payments were accrued and paid from Valley to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$280
Three Months Ended December 31, 2016	280
Six Months Ended December 31, 2015	557
Six Months Ended December 31, 2016	561
Included above, the following payment-in-kind interest from Valley was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2015	$24
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	90
Six Months Ended December 31, 2016	—
The following interest income recognized had not yet been paid by Valley to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$3
December 31, 2016	—
The following managerial assistance payments were paid from Valley to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2015	$75
Three Months Ended December 31, 2016	75
Six Months Ended December 31, 2015	150
Six Months Ended December 31, 2016	150
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$75
December 31, 2016	75
The following payments were paid from Valley Electric to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Valley Electric (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2015	$—
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	9
Six Months Ended December 31, 2016	—
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
The following managerial assistance payments were paid from Wolf Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2015	$110
Three Months Ended December 31, 2016	—
Six Months Ended December 31, 2015	110
Six Months Ended December 31, 2016	14
The following managerial assistance recognized had not yet been paid by Wolf Energy to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2016	$14
December 31, 2016	14

Note 15. Litigation
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of December 31, 2016. Our Investment Adviser and Administrator were named as defendants in a lawsuit filed on April 21, 2016 by a purported shareholder of Prospect in the United States District Court for the Southern District of New York under the caption Paskowitz v. Prospect Capital Management and Prospect Administration. The complaint alleged that the defendants received purportedly excessive management and administrative services fees from us in violation of Section 36(b) of the 1940 Act. The plaintiff sought to recover on behalf of us damages in an amount not specified in the complaint. On June 30, 2016, the Investment Adviser and the Administrator filed a motion to dismiss the complaint in its entirety. On January 24, 2017, the court granted the motion to dismiss, finding that the shareholder’s compliant failed to state a cause of action and entering judgment dismissing the action.
Note 16. Financial Highlights
The following is a schedule of financial highlights for the three and six months ended December 31, 2016 and December 31, 2015:

	Three Months Ended December 31,				Six Months Ended December 31,
	2016		2015		2016		2015
Per Share Data
Net asset value at beginning of period	$9.60		$10.17		$9.62		$10.31
Net investment income(1)	0.24		0.28		0.46		0.54
Net realized losses on investments(1)	—	(4)	(0.01)		—	(4)	(0.02)
Net change in unrealized appreciation (depreciation) on investments(1)	0.04		(0.54)		0.05		(0.71)
Net realized losses on extinguishment of debt(1)	—	(4)	—	(4)	—	(4)	—	(4)
Dividends to shareholders	(0.25)		(0.25)		(0.50)		(0.50)
Common stock transactions(2)	(0.01)		—	(4)	(0.01)		0.03
Net asset value at end of period	$9.62		$9.65		$9.62		$9.65

Per share market value at end of period	$8.35		$6.98		$8.35		$6.98
Total return based on market value(3)	6.29%		1.27%		13.45%		1.26%
Total return based on net asset value(3)	3.33%		(1.85%)		6.25%		0.08%
Shares of common stock outstanding at end of period	359,000,280		355,411,712		359,000,280		355,411,712
Weighted average shares of common stock outstanding	358,494,783		355,241,104		358,011,031		356,101,673

Ratios/Supplemental Data
Net assets at end of period	$3,454,596		$3,431,427		$3,454,596		$3,431,427
Portfolio turnover rate	7.80%		5.01%		12.69%		10.33%
Annualized ratio of operating expenses to average net assets	11.50%		12.30%		11.62%		12.13%
Annualized ratio of net investment income to average net assets	9.80%		11.46%		9.49%		10.73%

The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2016:

	Year Ended June 30,
	2016		2015	2014		2013		2012
Per Share Data
Net asset value at beginning of year	$10.31		$10.56	$10.72		$10.83		$10.36
Net investment income(1)	1.04		1.03	1.19		1.57		1.63
Net realized (losses) gains on investments(1)	(0.07)		(0.51)	(0.01)		(0.13)		0.32
Net change in unrealized (depreciation) appreciation on investments(1)	(0.68)		0.47	(0.12)		(0.37)		(0.28)
Net realized losses on extinguishment of debt(1)	—	(4)	(0.01)	—	(4)	—	(4)	—	(4)
Dividends to shareholders	(1.00)		(1.19)	(1.32)		(1.28)		(1.22)
Common stock transactions(2)	0.02		(0.04)	0.10		0.10		0.02
Net asset value at end of year	$9.62		$10.31	$10.56		$10.72		$10.83

Per share market value at end of year	$7.82		$7.37	$10.63		$10.80		$11.39
Total return based on market value(3)	21.84%		(20.84%)	10.88%		6.24%		27.21%
Total return based on net asset value(3)	7.15%		11.47%	10.97%		10.91%		18.03%
Shares of common stock outstanding at end of year	357,107,231		359,090,759	342,626,637		247,836,965		139,633,870
Weighted average shares of common stock outstanding	356,134,297		353,648,522	300,283,941		207,069,971		114,394,554

Ratios/Supplemental Data
Net assets at end of year	$3,435,917		$3,703,049	$3,618,182		$2,656,494		$1,511,974
Portfolio turnover rate	15.98%		21.89%	15.21%		29.24%		29.06%
Annualized ratio of operating expenses to average net assets	11.95%		11.66%	11.11%		11.50%		10.73%
Annualized ratio of net investment income to average net assets	10.54%		9.87%	11.18%		14.86%		14.92%

(1)	Per share data amount is based on the weighted average number of common shares outstanding for the year/period presented (except for dividends to shareholders which is based on actual rate per share).

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

(4)	Amount is less than $0.01.

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ending June 30, 2017.

	Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
September 30, 2014	202,021	0.59	94,463	0.28	(10,355)	(0.04)	84,108	0.24
December 31, 2014	198,883	0.56	91,325	0.26	(5,355)	(0.02)	85,970	0.24
March 31, 2015	191,350	0.53	87,441	0.24	(5,949)	(0.01)	81,492	0.23
June 30, 2015	198,830	0.55	89,518	0.25	5,251	0.01	94,769	0.26

September 30, 2015	200,251	0.56	91,242	0.26	(63,425)	(0.18)	27,817	0.08
December 31, 2015	209,191	0.59	100,893	0.28	(196,013)	(0.55)	(95,120)	(0.27)
March 31, 2016	189,493	0.53	87,626	0.25	(12,118)	(0.03)	75,508	0.21
June 30, 2016	193,038	0.54	91,367	0.26	3,790	0.01	95,157	0.27

September 30, 2016	179,832	0.50	78,919	0.22	2,447	0.01	81,366	0.23
December 31, 2016	183,480	0.51	84,405	0.24	16,475	0.04	100,880	0.28

(1)
Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

Note 18. Subsequent Events
On January 17, 2017, we invested an additional $8,000 of Senior Secured Term Loan A and $8,000 of Senior Secured Term Loan B debt investments in MITY, to fund an acquisition.
On January 17, 2017, we made a $68,000 of Senior Secured Term Loan A and $68,000 of Senior Secured Term Loan B debt investments in Centerfield Media Holdings, LLC, a provider of customer acquisition and conversion services, to support an acquisition and refinancing of existing debt.
On January 31, 2017, we made a $20,000 of Senior Secured Term Loan A and $20,000 of Senior Secured Term Loan B debt investments in Traeger Pellet Grills LCC, to fund a recapitalization of the company.
On February 1, 2017, we made a $10,000 senior secured second lien debt investment to support a recapitalization in CURO Financial Technologies Corp.
On February 7, 2017, we received a partial repayment of $17,850 of our loans previously outstanding with NPRC, and its wholly-owned subsidiaries and $3,150 as a return of capital on our equity investment in NPRC.
During the period from January 1, 2017 through February 8, 2017, we made one follow-on investment in NPRC totaling $15,171 to support the online consumer lending initiative. We invested $3,793 of equity through NPH and $11,378 of debt directly to NPRC and its wholly-owned subsidiaries. Additionally, we provided $30,644 of debt and $10,721 of equity financing to NPRC for the acquisition of a multi-family property.

During the period from January 1, 2017 through February 8, 2017 we issued $19,925 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $19,676.
On February 7, 2017, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.08333 per share for February 2017 to holders of record on February 28, 2017 with a payment date of March 23, 2017.

•	$0.08333 per share for March 2017 to holders of record on March 31, 2017 with a payment date of April 20, 2017.

•	$0.08333 per share for April 2017 to holders of record on April 28, 2017 with a payment date of May 18, 2017.

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
We consolidate certain of our wholly-owned and substantially wholly-owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements: AMU Holdings Inc.; APH Property Holdings, LLC (“APH”); Arctic Oilfield Equipment USA, Inc.; CCPI Holdings Inc.; CP Holdings of Delaware LLC (“CP Holdings”); Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc. (“Energy Solutions”); First Tower Holdings of Delaware LLC (“First Tower Delaware”); Harbortouch Holdings of Delaware Inc.; MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc. (“NMMB Holdings”); NPH Property Holdings, LLC (“NPH”); STI Holding, Inc.; UPH Property Holdings, LLC (“UPH”); Valley Electric Holdings I, Inc.; Valley Electric Holdings II, Inc.; and Wolf Energy Holdings Inc. On October 10, 2014, concurrent with the sale of the operating company, our ownership increased to 100% of the outstanding equity of ARRM Services, Inc. which was renamed SB Forging Company, Inc. (“SB Forging”). As such, we began consolidating SB Forging on October 11, 2014. Effective May 23, 2016, in connection with the merger of American Property REIT Corp. (“APRC”) and United Property REIT Corp. (“UPRC”) with and into National Property REIT Corp. (“NPRC”), APH and UPH merged with and into NPH, and were dissolved. We collectively refer to these entities as the “Consolidated Holding Companies.”
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
We currently have nine strategies that guide our origination of investment opportunities: (1) lending to companies controlled by private equity sponsors, (2) lending to companies not controlled by private equity sponsors, (3) purchasing control equity and lending to operating companies, (4) purchasing control equity and lending to financial services companies, (5) investing in structured credit, (6) investing in real estate, (7) investing in syndicated debt, (8) investing in online loans and (9) aircraft leasing. We may also invest in other strategies and opportunities from time to time that we view as attractive. We continue to evaluate other origination strategies in the ordinary course of business with no specific top-down allocation to any single origination strategy.

Lending to Companies Controlled by Private Equity Sponsors - We make agented loans to companies which are controlled by private equity sponsors. This debt can take the form of first lien, second lien, unitranche or unsecured loans. These loans typically have equity subordinate to our loan position. Historically, this strategy has comprised approximately 40%-60% of our portfolio.
Lending to Companies not Controlled by Private Equity Sponsors - We make loans to companies which are not controlled by private equity sponsors, such as companies that are controlled by the management team, the founder, a family or public shareholders. This origination strategy may have less competition to provide debt financing than the private-equity-sponsor origination strategy because such company financing needs are not easily addressed by banks and often require more diligence preparation. This origination strategy can result in investments with higher returns or lower leverage than the private-equity-sponsor origination strategy. Historically, this strategy has comprised up to approximately 15% of our portfolio.
Purchasing Control Equity and Lending to Operating Companies - This strategy involves purchasing yield-producing debt and control equity in non-financial-services operating companies. We can provide enhanced certainty of closure and liquidity to sellers and we look for management to continue on in their current roles. This strategy has comprised approximately 5%-15% of our portfolio.
Purchasing Control Equity and Lending to Financial Services Companies - This strategy involves purchasing yield-producing debt and control equity investments in financial services companies, including consumer direct lending, sub-prime auto lending and other strategies. These investments are often structured in a tax-efficient RIC-compliant partnership, enhancing returns. This strategy has comprised approximately 5%-15% of our portfolio.
Investing in Structured Credit - We make investments in CLOs, often taking a significant position in the subordinated interests (equity) of the CLOs. The CLOs include a diversified portfolio of broadly syndicated loans and do not have direct exposure to real estate, mortgages, or consumer-based credit assets. The CLOs in which we invest generally are managed by established collateral management teams with many years of experience in the industry. This strategy has comprised approximately 10%-20% of our portfolio.
Investing in Real Estate - We make investments in real estate through our wholly-owned tax-efficient real estate investment trust (“REIT”) NPRC, the surviving entity of the May 23, 2016 merger with APRC and UPRC. Our real estate investments are in various classes of significantly developed and occupied real estate properties that generate current yields, including multi-family properties, student housing, and self-storage. We seek to identify properties that have historically significant occupancy and recurring cash flow generation. NPRC generally co-invests with established and experienced property management teams that manage such properties after acquisition. This investment strategy has comprised approximately 5%-10% of our business.
Investing in Syndicated Debt - On a primary or secondary basis, we purchase primarily senior and secured loans and high yield bonds that have been sold to a club or syndicate of buyers. These investments are often purchased with a long term, buy-and-hold outlook, and we often look to provide significant input to the transaction by providing anchoring orders. This strategy has comprised approximately 5%-10% of our portfolio.
Investing in Online Loans - We purchase loans originated by certain consumer loan and small-and-medium-sized business (“SME”) loan facilitators. We generally purchase each loan in its entirety (i.e., a “whole loan”). The borrowers are consumers and SMEs. The loans are typically serviced by the facilitators of the loans. This investment strategy has comprised up to approximately 10% of our portfolio.
Aircraft Leasing - We invest in debt as well as equity in aircraft assets subject to commercial leases to airlines across the globe. These investments can present attractive return opportunities due to cash flow consistency from long-lived assets coupled with hard asset residual value. We seek to deliver risk-adjusted returns with strong downside protection by analyzing relative value characteristics across a variety of aircraft types and vintages. Our target portfolio includes both in-production and out-of-production jet and turboprop aircraft and engines. This strategy historically has comprised less than 5% of our portfolio.
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

We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of December 31, 2016, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $1,880,883 and $1,867,410, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. We consolidate all wholly-owned and substantially wholly-owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
Second Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended December 31, 2016, we acquired $257,900 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $205,380, funded $2,500 of revolver advances, and recorded paid in kind (“PIK”) interest of $3,757, resulting in gross investment originations of $469,537. During the three months ended December 31, 2016, we received full repayments on nine investments and received several partial prepayments and amortization payments totaling $644,995. The more significant of these transactions are discussed in “Portfolio Investment Activity.”
Debt Issuances and Redemptions
During the three months ended December 31, 2016, we issued $25,814 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $25,491. These notes were issued with stated interest rates ranging from 4.75% to 5.00% with a weighted average interest rate of 4.99%. These notes mature between October 15, 2021 and December 15, 2021.
During the three months ended December 31, 2016, we repaid $3,751 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended December 31, 2016 was $124.
Equity Issuances
On October 20, 2016, November 17, 2016, and December 22, 2016, we issued 326,945, 327,506, and 303,671 shares of our common stock in connection with the dividend reinvestment plan, respectively.
Investment Holdings
As of December 31, 2016, we continue to pursue our investment strategy. At December 31, 2016, approximately $5,936,999, or 171.8%, of our net assets are invested in 123 long-term portfolio investments and CLOs.
During the six months ended December 31, 2016, we originated $816,687 of new investments, primarily composed of $493,501 of debt and equity financing to non-controlled portfolio investments, $220,866 of debt and equity financing to controlled investments, and $102,320 of subordinated notes in CLOs. Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans, though we also continue to close select junior debt and equity investments. Our annualized current yield was 13.2% as of June 30, 2016 and 13.2% December 31, 2016, across all performing interest bearing investments. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.

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
As of December 31, 2016, we own controlling interests in the following portfolio companies: Arctic Energy Services, LLC (“Arctic Energy”); CCPI Inc. (“CCPI”); CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Aviation LLC (“Echelon”); Edmentum Ultimate Holdings, LLC; First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); Gulf Coast Machine & Supply Company (“Gulf Coast”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC) (“Nationwide”); NMMB, Inc. (“NMMB”); R-V Industries, Inc. (“R-V”); USES Corp. (“USES”); Valley Electric Company, Inc. (“Valley Electric”); and Wolf Energy, LLC. We also own an affiliated interest in Targus International, LLC (“Targus”).
The following shows the composition of our investment portfolio by level of control as of December 31, 2016 and June 30, 2016:

	December 31, 2016				June 30, 2016
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$1,880,883	30.8%	$1,867,410	31.5%	$1,768,220	29.0%	$1,752,449	29.7%
Affiliate Investments	8,530	0.1%	7,819	0.1%	10,758	0.2%	11,320	0.2%
Non-Control/Non-Affiliate Investments	4,222,503	69.1%	4,061,770	68.4%	4,312,122	70.8%	4,133,939	70.1%
Total Investments	$6,111,916	100.0%	$5,936,999	100.0%	$6,091,100	100.0%	$5,897,708	100.0%
The following shows the composition of our investment portfolio by type of investment as of December 31, 2016 and June 30, 2016:

	December 31, 2016				June 30, 2016
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Revolving Line of Credit	$11,350	0.2%	$11,350	0.2%	$13,274	0.2%	$13,274	0.2%
Senior Secured Debt	2,857,670	46.7%	2,713,139	45.7%	3,072,839	50.5%	2,941,722	49.9%
Subordinated Secured Debt	1,399,504	22.9%	1,398,885	23.6%	1,228,598	20.2%	1,209,604	20.5%
Subordinated Unsecured Debt	52,648	0.9%	50,646	0.8%	75,878	1.2%	68,358	1.2%
Small Business Loans	14,927	0.2%	14,292	0.2%	14,603	0.2%	14,215	0.2%
CLO Residual Interest	1,146,850	18.8%	1,089,032	18.3%	1,083,540	17.8%	1,009,696	17.1%
Preferred Stock	138,632	2.3%	80,037	1.4%	140,902	2.3%	81,470	1.4%
Common Stock	250,228	4.1%	301,484	5.2%	229,389	3.8%	258,498	4.4%
Membership Interest	240,107	3.9%	203,699	3.4%	226,479	3.7%	221,949	3.8%
Participating Interest(1)	—	—%	72,262	1.2%	—	—%	70,590	1.2%
Escrow Receivable	—	—%	2,173	—%	3,916	0.1%	6,116	0.1%
Warrants	—	—%	—	—	1,682	—%	2,216	—%
Total Investments	$6,111,916	100.0%	$5,936,999	100.0%	$6,091,100	100.0%	$5,897,708	100.0%

(1)	Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.

The following shows our investments in interest bearing securities by type of investment as of December 31, 2016 and June 30, 2016:

	December 31, 2016				June 30, 2016
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien	$2,869,020	52.3%	$2,724,489	51.6%	$3,079,689	56.1%	$2,948,572	56.1%
Second Lien	1,399,504	25.5%	1,398,885	26.5%	1,235,022	22.5%	1,216,028	23.1%
Unsecured	52,648	1.0%	50,646	1.0%	75,878	1.4%	68,358	1.3%
Small Business Loans	14,927	0.3%	14,292	0.3%	14,603	0.3%	14,215	0.3%
CLO Residual Interest	1,146,850	20.9%	1,089,032	20.6%	1,083,540	19.7%	1,009,696	19.2%
Total Debt Investments	$5,482,949	100.0%	$5,277,344	100.0%	$5,488,732	100.0%	$5,256,869	100.0%
The following shows the composition of our investment portfolio by geographic location as of December 31, 2016 and June 30, 2016:

	December 31, 2016				June 30, 2016
Geographic Location	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Canada	$24,546	0.4%	$21,563	0.4%	$15,000	0.2%	$8,081	0.1%
Cayman Islands	1,146,850	18.8%	1,089,032	18.3%	1,083,540	17.8%	1,009,696	17.1%
France	9,783	0.2%	8,731	0.1%	9,756	0.2%	9,015	0.2%
MidWest US	752,663	12.3%	813,331	13.7%	804,515	13.2%	849,029	14.4%
NorthEast US	814,261	13.3%	815,622	13.7%	838,331	13.8%	824,408	13.9%
NorthWest US	40,780	0.7%	40,376	0.7%	41,317	0.7%	40,122	0.7%
Puerto Rico	82,318	1.3%	82,318	1.4%	40,516	0.7%	40,516	0.7%
SouthEast US	1,406,409	23.0%	1,468,736	24.7%	1,498,976	24.6%	1,531,944	26.0%
SouthWest US	448,365	7.3%	358,301	6.0%	586,701	9.6%	486,695	8.3%
Western US	1,385,941	22.7%	1,238,989	21.0%	1,172,448	19.2%	1,098,202	18.6%
Total Investments	$6,111,916	100.0%	$5,936,999	100.0%	$6,091,100	100.0%	$5,897,708	100.0%

The following shows the composition of our investment portfolio by industry as of December 31, 2016 and June 30, 2016:

	December 31, 2016				June 30, 2016
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$74,621	1.2%	$73,569	1.2%	$9,756	0.2%	$9,015	0.2%
Auto Components	30,205	0.5%	30,146	0.5%	20,328	0.3%	20,328	0.3%
Chemicals	41,362	0.7%	42,000	0.7%	41,307	0.7%	41,159	0.7%
Commercial Services & Supplies	401,613	6.6%	392,071	6.7%	744,280	12.3%	726,260	12.3%
Construction & Engineering	96,765	1.6%	66,452	1.1%	95,827	1.6%	67,968	1.2%
Consumer Finance	478,678	7.8%	502,114	8.6%	449,203	7.4%	474,652	8.0%
Diversified Consumer Services	218,216	3.6%	211,219	3.6%	202,585	3.3%	196,291	3.3%
Diversified Financial Services	69,837	1.1%	76,859	1.2%	57,762	0.9%	60,821	1.0%
Energy Equipment & Services	353,826	5.8%	150,892	2.5%	353,398	5.8%	178,506	3.0%
Equity Real Estate Investment Trusts (REITs)	372,589	6.1%	554,304	9.3%	335,048	5.5%	480,763	8.2%
Food & Staples Retailing	—	—%	—	—	20,876	0.3%	21,000	0.4%
Food Products	150,000	2.5%	150,000	2.5%	150,000	2.5%	145,546	2.5%
Health Care Equipment & Supplies	—	—%	—	—%	2,228	—%	2,842	—%
Health Care Providers & Services	380,257	6.2%	380,743	6.4%	304,908	5.0%	305,503	5.2%
Hotels, Restaurants & Leisure	139,695	2.3%	137,013	2.3%	139,813	2.3%	139,954	2.4%
Household Durables	110,614	1.8%	110,346	1.9%	161,310	2.6%	161,061	2.7%
Internet & Direct Marketing Retail	22,066	0.4%	22,066	0.4%	—	—%	—	—%
Internet Software & Services	77,805	1.3%	76,988	1.3%	82,995	1.4%	84,468	1.4%
IT Services	23,889	0.4%	24,394	0.4%	23,848	0.4%	24,047	0.4%
Leisure Products	300,082	4.9%	298,744	5.0%	300,072	4.9%	293,022	5.0%
Machinery	—	—%	—	—%	—	—%	608	—%
Media	441,809	7.2%	433,562	7.4%	437,380	7.2%	423,854	7.2%
Metals & Mining	38,111	0.6%	52,512	0.9%	38,202	0.6%	50,057	0.8%
Multiline Retail	—	—%	—	—%	3,916	0.1%	3,900	0.1%
Oil, Gas & Consumable Fuels (2)	8,902	0.1%	8,323	0.1%	8,886	0.1%	8,886	0.2%
Online Lending	452,592	7.4%	408,609	6.9%	406,931	6.7%	377,385	6.4%
Paper & Forest Products	11,278	0.2%	11,295	0.2%	—	—%	—	—%
Personal Products	217,643	3.6%	186,437	3.1%	213,585	3.5%	193,054	3.3%
Pharmaceuticals	79,364	1.3%	79,364	1.3%	70,739	1.2%	70,739	1.2%
Professional Services	14,784	0.1%	15,000	0.3%	—	0.0%	—	0.0%
Road & Rail	55,179	0.9%	55,179	0.9%	55,784	0.9%	51,818	0.9%
Software	49,045	0.8%	50,000	0.8%	19,854	0.3%	20,000	0.3%
Textiles, Apparel & Luxury Goods	253,950	4.2%	247,087	4.2%	256,409	4.2%	253,988	4.3%
Trading Companies & Distributors	289	—%	679	—%	330	—%	511	—%
Transportation Infrastructure	—	—%	—	—%	—	—%	6	—%
Subtotal	$4,965,066	81.2%	$4,847,967	81.7%	$5,007,560	82.2%	$4,888,012	82.9%
Structured Finance (1)	$1,146,850	18.8%	$1,089,032	18.3%	$1,083,540	17.8%	$1,009,696	17.1%
Total Investments	$6,111,916	100.0%	$5,936,999	100.0%	$6,091,100	100.0%	$5,897,708	100.0%

(1)	Our CLO investments do not have industry concentrations and as such have been separated in the table above.

(2)
Industry includes exposure to the energy markets through our investments in Harley Marine Services, Inc. Including this investment, our overall fair value exposure to the broader energy industry, including energy equipment and services as noted above, as of December 31, 2016 and June 30, 2016 is $159,215 and $187,392, respectively.

Portfolio Investment Activity
During the six months ended December 31, 2016, we acquired $398,723 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $403,268, funded $5,500 of revolver advances, and recorded PIK interest of $9,196, resulting in gross investment originations of $816,687. The more significant of these transactions are briefly described below.
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
On September 6, 2016, we made an additional investment of $5,693 to purchase 18.0% of the subordinated notes in California Street CLO IX Ltd. (f/k/a Symphony CLO IX Ltd.).
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
On October 4, 2016, we made a $40,000 second lien senior secured investment to support the recapitalization of Outerwall Inc., an automated network of self-service coin counting machines. The second lien term loan bears interest at the greater of 9.75% or LIBOR plus 8.75% and has a final maturity of September 27, 2024.
On October 7, 2016, we made an $11,500 second lien senior secured debt investment in Dunn Paper, Inc, a leading specialty packaging supplier, in support of an acquisition of the company. The second lien term loan bears interest at the greater of 9.75% or LIBOR plus 8.75% and has a final maturity of August 26, 2023.
On October 14, 2016, we provided $22,500 of second lien senior secured debt to support the refinancing of Vivid Seats LLC, a secondary marketplace for entertainment tickets. The second lien term loan bears interest at the greater of 10.75% or LIBOR plus 9.75% and has a final maturity of October 12, 2023.
On October 20, 2016, we made a $50,000 second lien senior secured debt investment in Rocket Software, Inc. (“Rocket”) to support an acquisition and dividend recapitalization. The second lien term loan bears interest at the greater of 10.50% or LIBOR plus 9.50% and has a final maturity of October 14, 2024.

On November 1, 2016, we made a $13,000 second lien secured investment to support an acquisition of K&N Parent, Inc., a leader in aftermarket automotive performance filtration products. The second lien term loan bears interest at the greater of 9.75% or LIBOR plus 8.75% and has a final maturity of October 20, 2024.
During the period from November 29, 2016 through December 7, 2016, we collectively made a $34,000 second lien secured investment to fund a recapitalization of Digital Room LLC, an online printing and design company. The second lien term loan bears interest at the greater of 11.00% or LIBOR plus 10.00% and has a final maturity of May 21, 2023.
On December 8, 2016, we made a $15,400 second lien secured investment in National Home Healthcare Corp., a provider of home health and hospice care services, to support an acquisition. The second lien term loan bears interest at the greater of 11.75% or PRIME plus 8.00% and has a final maturity of December 8, 2022.
On December 9, 2016, we made a $42,000 follow-on first lien senior secured debt investment in Atlantis Health Care Group (Puerto Rico), Inc. to support a recapitalization. The senior secured term loan bears interest at the greater of 9.50% or LIBOR plus 8.00% and has a final maturity of February 21, 2020.
On December 9, 2016, we made a follow-on $16,044 first lien senior secured debt and $2,831 equity investment in Echelon to support an asset acquisition. The new senior secured term loan bears interest at the greater of 11.00% or LIBOR plus 9.00% and interest payment in kind of 1.0%, and has a final maturity of December 7, 2024.
On December 9, 2016, we made an investment of $29,951 to purchase 69.0% of the subordinated notes in CIFC 2016-I, Ltd. in a co-investment transaction with Priority Income Fund, Inc., a closed-end fund managed by an affiliate of Prospect Capital Management L.P.
On December 22, 2016, we made a $10,000 follow-on first lien senior secured debt investment in Inpatient Care Management Company, LLC. The senior secured term loan bears interest at the greater of 11.50% or LIBOR plus 10.50% and has a final maturity of June 8, 2021.
On December 28, 2016, we made a $45,000 second lien senior secured investment to fund a recapitalization of Keystone Peer Review Organization Holdings, Inc., a medical management services company. The second lien term loan bears interest at the greater of 11.75% or PRIME plus 8.00% and has a final maturity of July 28, 2023.
On December 28, 2016, we made a $15,000 million follow-on second lien senior secured debt investment in PGX Holdings, Inc. The second lien term loan bears interest at the greater of 10.00% or LIBOR plus 9.00% and has a final maturity of September 29, 2021.
During the six months ended December 31, 2016, we made eleven follow-on investments in NPRC totaling $108,336 to support the online consumer lending initiative. We invested $19,285 of equity through NPH and $89,051 of debt directly to NPRC and its wholly-owned subsidiaries. We also provided $44,948 of debt and $14,479 of equity financing to NPRC, which was utilized for the acquisition of real estate properties. In addition, we provided $6,467 of equity investment which was used to fund capital expenditures for existing properties.
During the six months ended December 31, 2016, we purchased $30,642 of small business whole loans from OnDeck.
During the six months ended December 31, 2016, we received full repayments on eleven investments, sold three investments, and received several partial prepayments and amortization payments totaling $759,326, which resulted in net realized gains totaling $632. The more significant of these transactions are briefly described below.
On July 1, 2016, BNN Holdings Corp. (“Biotronic”) was sold. The sale provided net proceeds for our minority position of $2,365, resulting in a realized gain of $137. During the three months ended December 31, 2016 we received remaining escrow proceeds, realizing an additional gain of $50.
On August 9, 2016, JHH Holdings, Inc. repaid the $35,507 loan receivable to us.
On August 19, 2016, we sold our investment in Nathan’s Famous, Inc. (“Nathan’s”) for net proceeds of $3,240 and realized a gain of $240 on the sale.
On September 28, 2016, Rocket repaid the $20,000 loan receivable to us.
On October 5, 2016, Focus Brands, Inc. repaid the $18,000 loan receivable to us.
On October 13, 2016, Harbortouch Payments LLC (“Harbortouch”) repaid the $27,711 loan receivable to us.

On October 14, 2016, Security Alarm Financing Enterprise, L.P. repaid the $25,000 loan receivable to us.
On October 14, 2016, Trinity Services Group, Inc. repaid the $134,576 loan receivable to us.
During the six months ended December 31, 2016, we received a partial repayment of $69,982 for the NPRC and its wholly-owned subsidiaries’ loan previously outstanding and $21,371 as a return of capital on the equity investment in NPRC.
On October 31, 2016, System One Holdings, LLC repaid the $104,553 loan receivable to us.
On December 19, 2016, Empire Today, LLC repaid the $50,426 loan receivable to us.
On December 20, 2016, Onyx Payments repaid the $70,130 Senior Secured Term Loan A and $81,889 Senior Secured Term Loan B receivable to us.
The following table provides a summary of our investment activity for each quarter within the three years ending June 30, 2017:

Quarter Ended	Acquisitions(1)	Dispositions(2)
September 30, 2014	714,255	690,194
December 31, 2014	522,705	224,076
March 31, 2015	219,111	108,124
June 30, 2015	411,406	389,168
September 30, 2015	345,743	436,919
December 31, 2015	316,145	354,855
March 31, 2016	23,176	163,641
June 30, 2016	294,038	383,460
September 30, 2016	347,150	114,331
December 31, 2016	469,537	644,995

(1)	Includes investments in new portfolio companies, follow-on investments in existing portfolio companies, refinancings and PIK interest.

(2)	Includes sales, scheduled principal payments, prepayments, refinancings and realized losses.
Investment Valuation
In determining the range of values for debt instruments, except CLOs and debt investments in controlling portfolio companies, management and the independent valuation firm estimated corporate and security credit ratings and identified corresponding yields to maturity for each loan from relevant market data. A discounted cash flow analysis was then prepared using the appropriate yield to maturity as the discount rate, to determine a range of values. In determining the range of values for debt investments of controlled companies and equity investments, the enterprise value was determined by applying earnings before income tax, interest, depreciation and amortization (“EBITDA”) multiples, the discounted cash flow technique, net income and/or book value multiples for similar guideline public companies and/or similar recent investment transactions. For stressed debt and equity investments, a liquidation analysis was prepared.
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these analyses, applied to each investment, was a total valuation of $5,936,999.

Our portfolio companies are generally lower middle market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our market has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Transactions between our controlled investments and us have been detailed in Note 14 to the accompanying consolidated financial statements. Several significant control investments are discussed below.
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
The Board of Directors decreased the fair value of our investment in Arctic Energy to $18,555 as of December 31, 2016, a discount of $42,321 to its amortized cost, compared to the discount of $22,536 to its amortized cost as of June 30, 2016. The decrease in fair value was driven primarily by the impact of current energy market conditions causing a decline in operating performance.
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings, a Consolidated Holding Company. CP Holdings owns 82.3% of the equity of CP Energy, and the remaining 17.7% of the equity is owned by CP Energy management. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries
As a result of declining operating results and current market conditions, the Board of Directors decreased the fair value of our investment in CP Energy to $73,048 as of December 31, 2016, a discount of $40,451 from its amortized cost, compared to the discount of $37,498 to its amortized cost as of June 30, 2016.
First Tower Finance Company LLC
We own 80.1% of First Tower Finance, which owns 100% of First Tower, LLC (“First Tower”), the operating company. First Tower is a multiline specialty finance company based in Flowood, Mississippi with over 170 branch offices.
On November 21, 2016, we funded an additional $8,005 to First Tower to support receivables growth driven by seasonal demand. As of December 31, 2016, First Tower had $472,884 of finance receivables net of unearned charges. As of December 31, 2016, First Tower’s total debt outstanding to parties senior to us was $388,044.
The Board of Directors increased the fair value of our investment in First Tower to $355,608, which was driven by additional investments in First Tower, as of December 31, 2016, a premium of $18,917 from its amortized cost, compared to the premium of $26,428 to its amortized cost as of June 30, 2016. The slight decline in premium to amortized cost was driven by higher credit losses and reserves for insurance losses, as well as an increase in operating costs. First Tower’s operating costs were higher due to growth in loan originations as the company expands by opening new locations.

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
The Board of Directors decreased the fair value of our investment in Freedom Marine to $26,671 as of December 31, 2016, a discount of $14,740 to its amortized cost, compared to a discount of $14,192 to its amortized cost as of June 30, 2016. The fair value was driven by the continuing challenging environment for the oil and gas industry, which in turn decreased use of Freedom Marine’s vessels.

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
Due to the continued depressed energy markets coupled with lower steel prices and lower margins from increased competition in non-oil and gas forging markets, the Board of Directors decreased the fair value of our investment in Gulf Coast to $7,487 as of December 31, 2016, a discount of $53,866 to its amortized cost, compared to the discount of $53,063 to its amortized cost at June 30, 2016.

National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly-owned subsidiaries, NPRC invests in online consumer loans. Effective May 23, 2016, APRC and UPRC merged with and into NPRC, to consolidate all of our real estate holdings, with NPRC as the surviving entity. As of December 31, 2016, we own 100% of the fully-diluted common equity of NPRC.
During the six months ended December 31, 2016, we provided $44,948 of debt and $14,479 of equity financing to NPRC for the acquisition of real estate properties and $6,467 of equity financing to NPRC to fund capital expenditures for existing properties. In addition, during the six months ended December 31, 2016, we received partial repayments of $9,204 of our loans previously outstanding and $19,149 as a return of capital on our equity investment.
During the six months ended December 31, 2016, we provided $89,051 and $19,285 of debt and equity financing, respectively, to NPRC and its wholly-owned subsidiaries to support the online consumer lending initiative. In addition, during the six months ended December 31, 2016, we received partial repayments of $60,778 of our loans previously outstanding with NPRC and its wholly-owned subsidiaries and $2,222 as a return of capital on our equity investment in NPRC.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 18 to 84 months. As of December 31, 2016, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 113,282 individual loans and had an aggregate fair value of $759,589. The average outstanding individual loan balance is approximately $7 and the loans mature on dates ranging from January 2, 2017 to January 5, 2024 with a weighted-average outstanding term of 32 months as of December 31, 2016. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 23.4%. As of December 31, 2016, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $394,317.
As of December 31, 2016, based on outstanding principal balance, 6.9% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 19.6% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 73.5% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$54,947	$53,641	4.0% - 34.0%	11.7%
Prime	156,405	149,537	5.3% - 36.0%	15.4%
Near Prime	585,331	556,411	6.0% - 36.0%	26.7%
*Weighted by outstanding principal balance of the online consumer loans.

As of December 31, 2016, our investment in NPRC and its wholly-owned subsidiaries had an amortized cost of $810,254 and a fair value of $948,621, including our investment in online consumer lending as discussed above. The fair value of $554,304 related to NPRC’s real estate portfolio was comprised of thirty eight multi-families properties, twelve self-storage units, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of December 31, 2016.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding

1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	46,700
3	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	20,376
4	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
5	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	180,475
6	APH Carroll 41, LLC	Marietta, GA	11/1/2013	30,600	32,468
7	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,375
8	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,845
9	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,700
10	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,550
11	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	14,092
12	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
13	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	19,949
14	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	23,324
15	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	32,986
16	Uptown Park Apartments II, LLC	Altamonte Springs, FL	11/19/2013	36,590	29,824
17	Mission Gate II, LLC	Plano, TX	11/19/2013	47,621	41,677
18	St. Marin Apartments II, LLC	Coppell, TX	11/19/2013	73,078	62,498
19	Atlanta Eastwood Village LLC	Stockbridge, GA	12/12/2013	25,957	23,058
20	Atlanta Monterey Village LLC	Jonesboro, GA	12/12/2013	11,501	11,219
21	Atlanta Hidden Creek LLC	Morrow, GA	12/12/2013	5,098	4,804
22	Atlanta Meadow Springs LLC	College Park, GA	12/12/2013	13,116	13,210
23	Atlanta Meadow View LLC	College Park, GA	12/12/2013	14,354	13,264
24	Atlanta Peachtree Landing LLC	Fairburn, GA	12/12/2013	17,224	15,710
25	APH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	27,874
26	Plantations at Hillcrest, LLC	Mobile, AL	1/17/2014	6,930	4,834
27	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	8,044
28	APH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,688
29	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
30	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
31	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
32	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
33	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
34	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
35	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
36	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	8,927	6,695
37	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
38	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	74,229
39	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	10,440
40	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	11,000
41	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	20,142
42	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	10,080

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding

43	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	10,480
44	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	15,480
45	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	12,240
46	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	8,040
47	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
48	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
49	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
50	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
51	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
52	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
53	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	41,250
54	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
55	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
56	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
57	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
58	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	44,727
59	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	6,087
60	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	18,460
61	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
				1,491,691	1,213,672
The Board of Directors increased the fair value of our investment in NPRC to $948,621 as of December 31, 2016, a premium of $138,367 from its amortized cost, compared to the $116,557 unrealized appreciation, inclusive of APRC and UPRC, recorded at June 30, 2016. This increase is primarily due to improved operating performance at the property level.
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
The Board of Directors increased the fair value of our investment in NMMB to $15,286 as of December 31, 2016, a discount of $8,297 to its amortized cost, compared to the discount of $13,576 to its amortized cost at June 30, 2016. The increase in fair value was driven primarily by growth in the digital and out-of-home advertising business lines, which have increased NMMB’s gross profit and EBITDA margins.
USES Corp.
We own 99.96% of USES as of December 31, 2016. USES provides industrial and environmental services in the Gulf States region. The company offers industrial services, such as tank and chemical cleaning, hydro blasting, waste management, vacuum, safety training, turnaround management, and oilfield. It also offers response/remediation services, including hazardous and non-hazardous material emergency response, oil spill response, industrial fire suppression, disaster response, remediation, demolition and safety training. The company serves pulp paper, oil and gas production, utilities, transportation, refinery, petrochemical, shipping, manufacturing, government, engineering, consulting, spill management and chemical industries.
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

The first half of calendar year 2016 saw the company’s revenue suffer due to a pullback in capital and maintenance spending across the energy sector. In addition the company did not benefit from any large emergency response projects. As a result a number of changes have been made to position the company for growth again. The company has replaced the CEO and CFO. Under the new leadership, the company is now operating under a right-sized cost structure. The company is also improving its fleet of equipment with support from Prospect and other financing sources. Management has implemented a new sales strategy that is helping build the company’s revenue backlog across multiple end markets and service lines.

Due to an increase in outlook as a result of new business, improved sales force and focus toward higher margin service lines, the Board of Directors determined the fair value of our investment in USES to be $43,104 as of December 31, 2016, a discount of $18,622 from its amortized cost, compared to the $21,440 unrealized depreciation recorded at June 30, 2016.
Valley Electric Company, Inc.
We own 94.99% of Valley Electric as of December 31, 2016. Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc. (“Valley”). Valley is a leading provider of specialty electrical services in the state of Washington and is among the top 50 electrical contractors in the U.S. The company, with its headquarters in Everett, Washington, offers a comprehensive array of contracting services, primarily for commercial, industrial, and transportation infrastructure applications, including new installation, engineering and design, design-build, traffic lighting and signalization, low to medium voltage power distribution, construction management, energy management and control systems, 24-hour electrical maintenance and testing, as well as special projects and tenant improvement services. Valley was founded in 1982 by the Ward family, who held the company until the end of 2012.
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
Due to the softening of the energy markets partially offset by increased project margins, the Board of Directors determined the fair value of our investment in Valley Electric to be $30,921 as of December 31, 2016, a discount of $30,281 from its amortized cost, compared to the $29,345 unrealized depreciation recorded at June 30, 2016.
Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Several of our controlled companies experienced such volatility and we recorded corresponding fluctuations in valuations during the six months ended December 31, 2016. See above for discussions regarding the fluctuations in Arctic Energy, CP Energy, First Tower Finance, Freedom Marine, Gulf Coast, NMMB, NPRC, USES and Valley Electric. In total, eight of the controlled investments are valued at the original investment amounts or higher, and nine of the controlled investments have been valued at discounts to the current amortized cost basis. Overall, at December 31, 2016, control investments are valued at $13,473 below their amortized cost.
Our one affiliate investment, Targus, did not experience a significant change in valuation during the six months ended December 31, 2016 and was valued at $711 below its amortized cost.
With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. Non-control/non-affiliate investments did not experience significant changes and are generally performing as expected or better. As of December 31, 2016, three of our non-control/non-affiliate investments, Ark-La-Tex Wireline Services (“Ark-La-Tex”), LLC, Pacific World Corporation (“Pacific World”) and Spartan Energy Services, Inc. (“Spartan”), are valued at discounts to amortized cost of $34,518, $31,626 and $15,439, respectively. As of December 31, 2016, our CLO portfolio is valued at a $57,818 discount to amortized cost. Excluding our investments in Ark-La-Tex, Pacific World, Spartan, and CLO investments, non-control/non-affiliate investments at December 31, 2016 are valued $21,332 below their amortized cost.

Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of December 31, 2016 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in April 2012, August 2012, December 2012 and April 2014; Public Notes which we issued in March 2013, April 2014, December 2015, and from time to time, through our 2024 Notes Follow-on Program; and Prospect Capital InterNotes® which we issue from time to time. Our equity capital is comprised entirely of common equity.
The following table shows our outstanding debt as of December 31, 2016.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility (2)	$—	$6,141	$—	(3)	$—		1ML+2.25%	(6)

2017 Notes	129,500	529	128,971		132,949	(4)	5.91%	(7)
2018 Notes	200,000	1,551	198,449		205,490	(4)	6.42%	(7)
2019 Notes	200,000	2,407	197,593		206,006	(4)	6.51%	(7)
2020 Notes	392,000	7,508	384,492		385,140	(4)	5.38%	(7)
Convertible Notes	921,500		909,505		929,585

5.00% 2019 Notes	300,000	2,095	297,905		308,481	(4)	5.29%	(7)
2023 Notes	250,000	4,383	245,617		257,058	(4)	6.22%	(7)
2024 Notes	199,281	5,492	193,789		200,078	(4)	6.72%	(7)
Public Notes	749,281		737,311		765,617

Prospect Capital InterNotes®	962,099	14,927	947,172		973,533	(5)	5.63%	(8)
Total	$2,632,880		$2,593,988		$2,668,735

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of December 31, 2016.

(2)	The maximum draw amount of the Revolving Credit facility as of December 31, 2016 is $885,000.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Critical Accounting Policies and Estimates for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

(7)
The effective interest rate is equal to the effect of the stated interest, the accretion of original issue discount and amortization of debt issuance costs. For the 2024 Notes, the rate presented is a combined effective interest rate of the 2024 Notes and 2024 Notes Follow-on Program.

(8)	For the Prospect Capital InterNotes®, the rate presented is the weighted average effective interest rate.

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of December 31, 2016.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$—	$—	$—	$—	$—
Convertible Notes	921,500	129,500	400,000	392,000	—
Public Notes	749,281	—	300,000	—	449,281
Prospect Capital InterNotes®	962,099	19,604	284,214	384,393	273,888
Total Contractual Obligations	$2,632,880	$149,104	$984,214	$776,393	$723,169
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
Historically, we have funded a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock, subscription rights, and warrants and units to purchase such securities in an amount up to $5,000,000 less issuances to date. As of December 31, 2016, we can issue up to $4,990,363 of additional debt and equity securities in the public market under this shelf registration. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.
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
Revolving Credit Facility
On August 29, 2014, we renegotiated our previous credit facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility” or the “Revolving Credit Facility”). The lenders have extended commitments of $885,000 under the 2014 Facility as of December 31, 2016. The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.
The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of December 31, 2016, we were in compliance with the applicable covenants.

Interest on borrowings under the 2014 Facility is one-month LIBOR plus 225 basis points. Additionally, the lenders charge a fee on the unused portion of the 2014 Facility equal to either 50 basis points if at least 35% of the credit facility is drawn or 100 basis points otherwise. The 2014 Facility requires us to pledge assets as collateral in order to borrow under the credit facility.
As of December 31, 2016 and June 30, 2016, we had $560,646 and $538,456, respectively, available to us for borrowing under the Revolving Credit Facility, of which the amount outstanding was $0 and $0, respectively. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $885,000. As of December 31, 2016, the investments, including cash and money market funds, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,361,116, which represents 22.2% of our total investments, including cash and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $12,405 of new fees and $3,539 of fees were carried over for continuing participants from the previous facility, all of which are being amortized over the term of the facility in accordance with ASC 470-50. $6,141 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities as of December 31, 2016.
During the three months ended December 31, 2016 and December 31, 2015, we recorded $3,066 and $3,544, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the six months ended December 31, 2016 and December 31, 2015, we recorded $6,029 and $7,245, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On February 18, 2011, we issued $172,500 aggregate principal amount of convertible notes that mature on August 15, 2016 (the “2016 Notes”), unless previously converted or repurchased in accordance with their terms. The 2016 Notes bore interest at a rate of 5.50% per year, payable semi-annually on February 15 and August 15 of each year, beginning August 15, 2011. Total proceeds from the issuance of the 2016 Notes, net of underwriting discounts and offering costs, were $167,325. Between January 30, 2012 and February 2, 2012, we repurchased $5,000 aggregate principal amount of the 2016 Notes at a price of 97.5, including commissions. The transactions resulted in our recognizing $10 of loss in the year ended June 30, 2012. On August 15, 2016, we repaid the outstanding principal amount of the 2016 Notes, plus interest. No gain or loss was realized on the transaction.
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

	2017 Notes	2018 Notes	2019 Notes	2020 Notes
Initial conversion rate(1)	85.8442	82.3451	79.7766	80.6647
Initial conversion price	$11.65	$12.14	$12.54	$12.40
Conversion rate at December 31, 2016(1)(2)	87.7516	84.1497	79.8360	80.6670
Conversion price at December 31, 2016(2)(3)	$11.40	$11.88	$12.53	$12.40
Last conversion price calculation date	4/16/2016	8/14/2016	12/21/2016	4/11/2016
Dividend threshold amount (per share)(4)	$0.101500	$0.101600	$0.110025	$0.110525

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)
The conversion price in effect at December 31, 2016 was calculated on the last anniversary of the issuance and will be adjusted again on the next anniversary, unless the exercise price shall have changed by more than 1% before the anniversary.

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
In connection with the issuance of the Convertible Notes, we incurred $29,116 of fees which are being amortized over the terms of the notes, of which $11,995 remains to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities as of December 31, 2016.
During the three months ended December 31, 2016 and December 31, 2015, we recorded $13,477 and $18,189, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the six months ended December 31, 2016 and December 31, 2015, we recorded $28,190 and $36,918, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.

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
On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market program with FBR Capital Markets & Co. through which we could sell, by means of at-the-market offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes (“2024 Notes Follow-on Program”). As of December 31, 2016, we issued $199,281 in aggregate principal amount of our 2024 Notes for net proceeds of $193,253 after commissions and offering costs.
The 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes, we incurred $13,612 of fees which are being amortized over the term of the notes, of which $9,942 remains to be amortized and is included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities as of December 31, 2016.
During the three months ended December 31, 2016 and December 31, 2015, we recorded $11,058 and $8,340, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the six months ended December 31, 2016 and December 31, 2015, we recorded $21,838 and $16,161, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the six months ended December 31, 2016, we issued $64,731 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $63,926. These notes were issued with stated interest rates ranging from 4.75% to 5.50% with a weighted average interest rate of 5.25%. These notes mature between July 15, 2021 and December 15, 2021.

During the six months ended December 31, 2015, we issued $69,289 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $68,235. These notes were issued with stated interest rates ranging from 4.63% to 6.00% with a weighted average interest rate of 5.07%. These notes mature between July 15, 2020 and December 15, 2025.

The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2015.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$32,357	4.63%–5.38%	4.85%	July 15, 2020 – December 15, 2020
6.5	35,155	5.10%–5.25%	5.25%	January 15, 2022 – May 15, 2022
7	990	5.63%–5.75%	5.65%	November 15, 2022 – December 15, 2022
10	787	5.88%–6.00%	5.89%	November 15, 2025 – December 15, 2025
	$69,289

During the six months ended December 31, 2016, we repaid $5,730 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the six months ended December 31, 2016 was $185. The following table summarizes the Prospect Capital InterNotes® outstanding as of December 31, 2016.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3.5	3,109	4.00%	4.00%	April 15, 2017
4	45,690	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	323,619	4.25%–5.50%	5.01%	July 15, 2018 – December 15, 2021
5.2	4,440	4.63%	4.63%	August 15, 2020 – September 15, 2020
5.3	2,686	4.63%	4.63%	September 15, 2020
5.4	5,000	4.75%	4.75%	August 15, 2019
5.5	109,343	4.25%–5.00%	4.65%	February 15, 2019 – November 15, 2020
6	2,182	3.38%	3.38%	April 15, 2021 – May 15, 2021
6.5	40,762	5.10%–5.50%	5.24%	February 15, 2020 – May 15, 2022
7	191,521	4.00%–6.55%	5.13%	June 15, 2019 – December 15, 2022
7.5	1,996	5.75%	5.75%	February 15, 2021
10	37,509	3.85%–7.00%	6.14%	March 15, 2022 – December 15, 2025
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,300	5.25%–6.00%	5.36%	May 15, 2028 – November 15, 2028
18	21,817	4.13%–6.25%	5.53%	December 15, 2030 – August 15, 2031
20	4,292	5.63%–6.00%	5.89%	November 15, 2032 – October 15, 2033
25	34,544	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	113,311	5.50%–6.75%	6.23%	November 15, 2042 – October 15, 2043
	$962,099
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
	$908,808
In connection with the issuance of Prospect Capital InterNotes®, we incurred $23,504 of fees which are being amortized over the term of the notes, of which $14,927 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of December 31, 2016.
During the three months ended December 31, 2016 and December 31, 2015, we recorded $13,247 and $12,132 , respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the six months ended December 31, 2016 and December 31, 2015, we recorded $26,460 and $23,838, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Net Asset Value
During the six months ended December 31, 2016, our net asset value was stable on both a dollars and per share basis, primarily from unrealized appreciation on our investments offset by dividends exceeding net investment income. Our net investment income decreased primarily from a decrease in interest income following the sale of Harbortouch in May 2016. This decrease was partially offset by the increased earnings from new non-control investments during the six months ended December 31, 2016 and lower management fees. The following table shows the calculation of net asset value per share as of December 31, 2016 and June 30, 2016.

	December 31, 2016	June 30, 2016
Net assets	$3,454,596	$3,435,917
Shares of common stock issued and outstanding	359,000,280	357,107,231
Net asset value per share	$9.62	$9.62
Results of Operations
Net increase (decrease) in net assets from operations for the three months ended December 31, 2016 and December 31, 2015 was $100,880 and $(95,120). The $196,000 increase is primarily due to net unrealized gains of $16,681 recognized during the three months ended December 31, 2016 compared to $190,647 of net unrealized losses recognized during the three months ended December 31, 2015. This fluctuation is primarily due to non-credit related macro changes in the capital markets impacting our valuations in late calendar year 2015. The $207,328 favorable increase in the net change in unrealized gains (losses) is partially offset by a $16,488, or $0.04 per weighted average share, decline in net investment income primarily due to a $11,712 decline in interest income driven by a reduced interest earning asset base and a $12,167 decline in dividend income primarily from our investment in APRC. These changes were partially offset by a $9,223 reduction in operating expenses, including $5,018 of advisory fees.
Net increase (decrease) in net assets resulting from operations for the six months ended December 31, 2016 and December 31, 2015 was $182,246 and $(67,303). The $249,549 increase is primarily due to net unrealized gains of $18,475 recognized during the six months ended December 31, 2016 compared to $251,922 of net unrealized losses recognized during the six months ended December 31, 2016. This fluctuation is primarily due to non-credit related macro changes in the capital markets impacting our valuations in late calendar year 2015. The $270,397 favorable increase in net change in unrealized gains (losses) is partially offset by a $28,811, or $0.08 per weighted average share, decline in net investment income primarily due to a $31,365 decline in interest income driven by a reduced interest earning asset base and a $12,998 decline in dividend income primarily from our investment in APRC. These changes were partially offset by a $17,319 reduction in operating expenses, including $10,260 of advisory fees. (See “Net Realized Losses”, “Net Change in Unrealized Appreciation (Depreciation)” and “Investment Income” for further discussion.)
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
Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $183,480 and $209,191 for the three months ended December 31, 2016 and December 31, 2015, respectively. Investment income was $363,312 and $409,442 for the six months ended December 31, 2016 and December 31, 2015, respectively. The decreases are primarily the result of a reduced interest earning asset base as repayments exceeded originations for the six months ended December 31, 2016. The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Interest income	$174,791	$186,503	$346,441	$377,806
Dividend income	1,379	13,546	3,763	16,761
Other income	7,310	9,142	13,108	14,875
Total investment income	$183,480	$209,191	$363,312	$409,442

Average debt principal of performing investments	$5,679,706	$6,064,441	$5,683,930	$6,224,977
Weighted average interest rate earned on performing assets	12.04%	12.03%	11.93%	11.88%
Average interest income producing assets decreased from $6,064,441 for the three months ended December 31, 2015 to $5,679,706 for the three months ended December 31, 2016. The average interest earned on interest bearing performing assets increased from 12.03% for the three months ended December 31, 2015 and 12.04% for the three months ended December 31, 2016.

Average interest income producing assets decreased from $6,224,977 for the six months ended December 31, 2015 to $5,683,930 for the six months ended December 31, 2016. The average interest earned on interest bearing performing assets increased from 11.88% for the six months ended December 31, 2015 to 11.93% for the six months ended December 31, 2016. This increase is primarily due to repayments of lower yielding portfolio investments.
Investment income is also generated from dividends and other income which is less predictable than interest income. Dividend income decreased from $13,546 for the three months ended December 31, 2015 to $1,379 for the three months ended December 31, 2016. The $12,167 decrease in dividend income is primarily attributed to an $11,016 dividend received during the three months ended December 31, 2015 from our investment in APRC resulting from the sale of APRC’s Vista Palma Sola property. No such dividend was received from NPRC during the three months ended December 31, 2016. The level of dividends received from our investment in Nationwide and MITY decreased by $392 and $242, respectively, during the three months ended December 31, 2016 as compared to the same period in the prior year. We also received a dividend of $413 related to our investment in CCPI during the three months ended December 31, 2015. No such dividend was received from CCPI during the three months ended December 31, 2016.
Dividend income decreased from $16,761 for the six months ended December 31, 2015 to $3,763 for the six months ended December 31, 2016. The $12,998 decrease in dividend income is primarily attributed to an $11,016 dividend received during the three months ended December 31, 2015 from our investment in APRC resulting from the sale of APRC’s Vista Palma Sola property. No such dividend was received from NPRC during the six months ended December 31, 2016. Additionally, the level of dividends received from our investment in CCPI and MITY decreased by $3,072 and $242, respectively, during the six months ended December 31, 2016 as compared to the same period in the prior year. This decrease was partially offset by an increase of $893 in dividends received from Nationwide for the six months ended December 31, 2016.
Other income has come primarily from structuring fees, which are generated from originations and will fluctuate as levels of originations and types of originations fluctuate. Income from other sources was $7,310 and $9,142 for the three months ended December 31, 2016 and December 31, 2015, respectively. Included within other income is $5,797 and $7,112 of structuring fees for the three months ended December 31, 2016 and December 31, 2015, respectively. The decrease in structuring fees is due to an increased level of originations in non-control, broadly syndicated portfolio investments during the three months ended December 31, 2016.
Other income has come primarily from structuring fees, which are generated from originations and will fluctuate as levels of originations and types of originations fluctuate. Income from other sources was $13,108 and $14,875 for the six months ended December 31, 2016 and December 31, 2015, respectively, holding consistent at approximately $0.04 per weighted average shares outstanding. Included within other income is $10,273 and $10,754 of structuring fees for the six months ended December 31, 2016 and December 31, 2015. The decrease in structuring fees is due to an increased level of originations in non-control, broadly syndicated portfolio investments during the six months ended December 31, 2016.
Operating Expenses
Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate the Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions. Operating expenses were $99,075 and $108,298 for the three months ended December 31, 2016 and December 31, 2015, respectively. Operating expenses were $199,988 and $217,307 for the six months ended December 31, 2016 and December 31, 2015, respectively.
The net base management fee was $30,886 and $31,781 for the three months ended December 31, 2016 and December 31, 2015, respectively (holding constant at $0.09 per weighted average share). Total gross base management fee was $31,095 and $32,251 for the three months ended December 31, 2016 and December 31, 2015, respectively. The $1,156 decrease in total gross base management fee is directly related a decrease in average total assets. The Investment Adviser has entered into a servicing agreement with certain institutions who purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. During the three months ended December 31, 2016 and December 31, 2015, we received payments of $209 and $470, respectively, from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments, which reduced the base management fee payable to $30,886 and $31,781 for the three months ended December 31, 2016 and December 31, 2015, respectively.
The net base management fee was $61,678 and $64,735 for the six months ended December 31, 2016 and December 31, 2015, respectively ($0.17 and $0.18 per weighted average share, respectively). Total gross base management fee was $62,435 and $65,667 for the six months ended December 31, 2016 and December 31, 2015, respectively. The $3,232 decrease in total gross base management fee is directly related a decrease in average total assets. The Investment Adviser has entered into a servicing agreement with certain institutions, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. We received payments of $757 and $932 from these institutions for the six months ended December 31, 2016 and December 31, 2015, respectively, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser resulting in net base management fees of $61,678 and $64,735 for the six months ended December 31, 2016 and December 31, 2015.
For the three months ended December 31, 2016 and December 31, 2015, we incurred $21,101 and $25,224 of income incentive fees, respectively ($0.06 and $0.07 per weighted average share, respectively). This decrease was driven by a corresponding decrease in pre-incentive fee net investment income from $126,117 for the three months ended December 31, 2015 to $105,506 for the three months ended December 31, 2016, primarily due to a decrease in interest and dividend income from a reduced level of investments. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
For the six months ended December 31, 2016 and December 31, 2015, we incurred $40,831 and $48,034 of income incentive fees, respectively ($0.11 and $0.13 per weighted average share, respectively). This decrease was driven by a corresponding decrease in pre-incentive fee net investment income from $240,169 for the six months ended December 31, 2015 to $204,155 for the six months ended December 31, 2016, primarily due to a decrease in interest income due to repayments on investments and a decrease in interest income due to increased default rates in the underlying collateral of our CLO investments. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended December 31, 2016 and December 31, 2015, we incurred $40,848 and $42,205, respectively, of interest expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). During the six months ended December 31, 2016 and December 31, 2015, we incurred $82,517 and $84,162, respectively, of expenses related to our Notes. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years.

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Interest on borrowings	$35,454	$36,931	$71,168	$74,247
Amortization of deferred financing costs	3,127	3,365	6,758	6,921
Accretion of discount on Public Notes	68	49	132	98
Facility commitment fees	2,199	1,860	4,459	2,896
Total interest and credit facility expenses	$40,848	$42,205	$82,517	$84,162

Average principal debt outstanding	$2,649,321	$2,842,501	$2,658,370	$2,899,614
Weighted average stated interest rate on borrowings(1)	5.35%	5.20%	5.35%	5.12%
Weighted average interest rate on borrowings(2)	6.17%	5.94%	6.21%	5.81%

(1)	Includes only the stated interest expense.

(2)	Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
Interest expense is relatively stable for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) increased from 5.20% for the three months ended December 31, 2015 to 5.35% for the three months ended December 31, 2016. This increase is primarily due to issuances of the 2024 Notes and Prospect Capital InterNotes® at higher rates, partially offset by the repayment of the matured August 15, 2016 unsecured convertible note.
Interest expense is relatively stable for the six months ended December 31, 2016 as compared to the six months ended December 31, 2015. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) increased from 5.12% for the six months ended December 31, 2015 to 5.35% for the six months ended December 31, 2016. This increase is primarily due to issuances of the 2024 Notes and Prospect Capital InterNotes® at higher rates, partially offset by the repayment of the matured August 15, 2016 unsecured convertible notes.
The allocation of gross overhead expense from Prospect Administration was $4,442 and $4,351 for the three months ended December 31, 2016 and December 31, 2015, respectively. Prospect Administration received estimated payments of $909 and $1,151 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the three months ended December 31, 2016 and December 31, 2015, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Additionally, during the three months ended December 31, 2016, certain other operating expenses incurred by us which were attributable to CCPI have been reimbursed by CCPI and are reflected as an offset of $876 to our overhead allocation. No such reimbursement occurred during the three months ended December 31, 2015. During the three months ended December 31, 2015, we renegotiated the managerial assistance agreement with First Tower and reversed $1,200 of previously accrued managerial assistance at First Tower Delaware as the fee was paid by First Tower, which decreased our overhead expense. Therefore, net overhead during the three months ended December 31, 2016 and December 31, 2015 totaled $2,657 and $2,000, respectively.

The allocation of gross overhead expense from Prospect Administration was $9,313 and $9,249 for the six months ended December 31, 2016 and December 31, 2015, respectively. Prospect Administration received estimated payments of $2,247 and $2,849 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the six months ended December 31, 2016 and December 31, 2015, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Additionally, during the six months ended December 31, 2016, certain other operating expenses incurred by us which were attributable to CCPI have been reimbursed by CCPI and are reflected as an offset of $876 to our overhead allocation. No such reimbursement occurred during the six months ended December 31, 2015. During the six months ended December 31, 2015, we renegotiated the managerial assistance agreement with First Tower and reversed $1,200 of previously accrued managerial assistance at First Tower Delaware, $600 of which was expensed during the three months ended December 31, 2015, as the fee was paid by First Tower, which decreased our overhead expense. During the six months ended December 31, 2015, we also incurred $378 of overhead expense related to our consolidated entity SB Forging. Therefore, net overhead during the six months ended December 31, 2016 and December 31, 2015 totaled $6,190 and $6,178, respectively.
Total operating expenses, net of investment advisory fees, interest and credit facility expenses, allocation of overhead from Prospect Administration (“Other Operating Expenses”) was $3,583 and $7,088 for the three months ended December 31, 2016 and December 31, 2015, respectively. The decrease of $3,505 during the three months ended December 31, 2016 is primarily due to a decrease in other general and administrative expenses from tax services expenses in our controlled companies and a reversal of excise tax previously accrued. Other Operating Expenses were $8,772 and $14,198 for the six months ended December 31, 2016 and December 31, 2015, respectively. The decrease of $5,426 during the six months ended December 31, 2016 is primarily due other general and administrative expenses from tax services expenses in our controlled companies and a reversal of excise tax previously accrued due to lower levels of taxable income.
Net Investment Income
Net investment income represents the difference between investment income and operating expenses. Net investment income was $84,405 and $100,893 and for three months ended December 31, 2016 and December 31, 2015, respectively. Net investment income for three months ended December 31, 2016 and December 31, 2015 was $0.24 and $0.28 per weighted average share, respectively. During the three months ended December 31, 2016, the decrease is primarily due to a $12,167, or $0.04 per weighted average share, decrease in dividend income from our investment in APRC discussed above and a $11,712 decrease interest income driven by our reduced interest earning asset base. This decrease was offset by a $5,018, or $0.01 per weighted average share, decrease in total advisory fees.
Net investment income was $163,324 and $192,135 for the six months ended December 31, 2016 and December 31, 2015, respectively. Net investment income for six months ended December 31, 2016 and December 31, 2015 was $0.46 and $0.54 per weighted average share, respectively. The $28,811 decrease during the six months ended December 31, 2016 is primarily the result of a $12,998 decrease in dividend income related to APRC’s sale of the Vista property and a $31,365 decrease in interest income driven by an increase in foregone interest on non-accrual loans and our reduced interest earning asset base. These decreases were offset by a favorable $10,260 decrease in advisory fees.

Net Realized Gains/Losses
During the three months ended December 31, 2016, we recognized a net realized loss of $82, as compared to the $5,318 of net realized losses recognized during three months ended December 31, 2015. The net realized loss during the three months ended December 31, 2016 was primarily due to write-off of defaulted loans in our small business lending portfolio of $879, partially offset by a working capital adjustment from our investment in Harbortouch and the exercise of warrants in our investment in R-V. The net realized loss during the three months ended December 31, 2015 was primarily due to the sale of our investments in American Gilsonite Company (“American Gilsonite”) and ICON Health & Fitness, Inc. (“ICON”), amounting to $4,243 in realized losses. Additionally, write-offs of our small business whole loans contributed to the net realized loss during the three months ended December 31, 2015.
During the six months ended December 31, 2016, we recognized a net realized gain of $632, as compared to the 7,453 of net realized losses recognized during six months ended December 31, 2015. The net realized gain during the six months ended December 31, 2016 was primarily due to the receipt of bankruptcy proceeds from our investment in New Century Transportation, Inc. of $936, a working capital adjustment from our investment in Harbortouch of $432, the exercise of warrants in our investment in R-V for $171, as well as from the sales of our investments in Biotronic, Big Tex and Nathan’s for which we recognized total realized gains of $514. These gains were offset by the write-off of defaulted loans in our small business lending portfolio of $1,618. The net realized loss during the six months ended December 31, 2015 was primarily due to the sale of our investments in American Gilsonite and ICON, amounting to $4,243 in realized losses. Additionally, write-offs of our small business whole loans contributed $3,749 to the net realized loss during the six months ended December 31, 2015.
Net Change in Unrealized Gains (Losses)
Net change in unrealized gains was $16,681 for the three months ended December 31, 2016 primarily due to positive trends in the broader market. Unrealized gains on our CLO equity investments comprised $39,591 of the total net change in unrealized gains (losses), consistent with positive trends in the broader market, and we also increased the value of our investment in NMMB by $5,404 due to improved operating performance. These gains were partially offset by unrealized losses on our energy-related investments of $3,349 and a decline in our online lending portfolio of $11,894 resulting from an increase in delinquent loans. The remaining $13,071 increase in unrealized losses is primarily a result of declined operating performance in Pacific World.
For the three months ended December 31, 2015, the $190,647 increase in net unrealized gains (losses) was driven primarily by increases in market yields and the competitive environment faced by our energy-related companies. Unrealized losses on our CLO debt and equity investments comprised $106,905 of total net change in unrealized losses and unrealized losses on our energy-related investments comprised $34,440 of total net change in unrealized losses for the three months ended December 31, 2015. During the three months ended December 31,2015, we also reduced the value of our investment in Harbortouch by $13,254 due to market developments. As of December 31, 2015, the value of our investment in Harbortouch is at a premium of $40,933 to our cost basis. During the three months ended December 31, 2015, our portfolio was negatively impacted by increased regulatory uncertainty within the consumer finance industry and we recognized $24,722 in unrealized losses, primarily related to our investment in First Tower. The remaining $11,326 net increase in net unrealized losses is primarily the result of current market conditions and the impact on current yields impacting our debt investment portfolio across various industries.
For the six months ended December 31, 2016, the $18,475 net increase in unrealized gains (losses) was the result of positive trends in the broader market. Unrealized gains on our CLO equity investments comprised $16,027 of the total net change in unrealized gains, consistent with positive trends in the broader market, and unrealized gains on our REIT investment comprised $36,001 of total net change in unrealized gains for the six months ended December 31, 2016 primarily due to improved operating performance at the property level. These gains were partially offset by unrealized losses on our energy-related investments of $27,827. Additionally, the value of our investment in Pacific World decreased by $10,830 due to a decline in operating performance, and our online lending portfolio declined in value by $14,189 due to an increase in delinquent loans. The remaining $19,292 increase in net unrealized gains was due to operating improvements across multiple investments and industries.
For the six months ended December 31, 2015, the $251,922 net increase in unrealized gains (losses) was driven primarily by increases in market yields and the competitive environment faced by our energy-related companies. Unrealized losses on our CLO debt and equity investments comprised $119,963 of total net change in unrealized losses and unrealized losses on our energy-related investments comprised $43,598 of total net change in unrealized losses for the six months ended December 31, 2015. During the six months ended December 31, 2015, we also reduced the value of our investment in Harbortouch by $30,544 due to market developments. During the six months ended December 31, 2015, the valuation of our portfolio was negatively impacted by increased regulatory scrutiny within the consumer finance industry and we recognized $26,208 in unrealized losses, primarily related to our investment in First Tower. The remaining $31,609 net increase in unrealized losses is primarily the result of current market conditions and the impact on current yields impacting our debt investment portfolio across various industries.

Financial Condition, Liquidity and Capital Resources
For the six months ended December 31, 2016 and December 31, 2015, our operating activities provided $128,165 and $413,521 of cash, respectively. There were no investing activities for the six months ended December 31, 2016 and December 31, 2015. Financing activities used $242,052 and $445,193 of cash during the six months ended December 31, 2016 and December 31, 2015, respectively, which included dividend payments of $163,409 and $170,605, respectively.
Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.
Our primary sources of funds have historically been issuances of debt and equity. More recently, we have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the six months ended December 31, 2016, we borrowed $210,000 and made repayments totaling $210,000 under the Revolving Credit Facility. As of December 31, 2016, we had, net of unamortized discount and debt issuance costs, $909,505 outstanding on the Convertible Notes, $737,311 outstanding on the Public Notes and $947,172 outstanding on the Prospect Capital InterNotes®, and no outstanding balance on the Revolving Credit Facility. (See “Capitalization” above.)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 4.00%. As of December 31, 2016 and June 30, 2016, we had $36,984 and $40,560, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of December 31, 2016 and June 30, 2016.
Our shareholders’ equity accounts as of December 31, 2016 and June 30, 2016 reflect cumulative shares issued, net of shares repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
As part of our Repurchase Program, we delivered a notice with our annual proxy mailing on September 21, 2016 and our most recent notice was delivered with a shareholder letter mailing on January 13, 2017. This notice extends for six months after the date that notice is delivered. We did not repurchase any shares of our common stock for the six months ended December 31, 2016. During the six months ended December 31, 2015, we repurchased 4,708,750 shares of our common stock pursuant to our publicly announced Repurchase Program for $34,140, or approximately $7.25 weighted average price per share at approximately a 30% discount to net asset value as of June 30, 2015. Our NAV per share was increased by approximately $0.03 for the six months ended December 31, 2015 as a result of the share repurchases.
On November 3, 2016, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $4,990,363 of additional debt and equity securities in the public market as of December 31, 2016.
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
Recent Developments
On January 17, 2017, we invested an additional $8,000 of Senior Secured Term Loan A and $8,000 of Senior Secured Term Loan B debt investments in MITY, to fund an acquisition.
On January 17, 2017, we made a $68,000 of Senior Secured Term Loan A and $68,000 of Senior Secured Term Loan B debt investments in Centerfield Media Holdings, LLC, a provider of customer acquisition and conversion services, to support an acquisition and refinancing of existing debt.
On January 31, 2017, we made a $20,000 of Senior Secured Term Loan A and $20,000 of Senior Secured Term Loan B debt investments in Traeger Pellet Grills LCC, to fund a recapitalization of the company.
On February 1, 2017, we made a $10,000 senior secured second lien debt investment to support a recapitalization in CURO Financial Technologies Corp.

On February 7, 2017, we received a partial repayment of $17,850 of our loans previously outstanding with NPRC, and its wholly-owned subsidiaries and $3,150 as a return of capital on our equity investment in NPRC.
During the period from January 1, 2017 through February 8, 2017, we made one follow-on investment in NPRC totaling $15,171 to support the online consumer lending initiative. We invested $3,793 of equity through NPH and $11,378 of debt directly to NPRC and its wholly-owned subsidiaries. Additionally, we provided $30,644 of debt and $10,721 of equity financing to NPRC for the acquisition of a multi-family property.

During the period from January 1, 2017 through February 8, 2017 we issued $19,925 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $19,676.
On February 7, 2017, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.08333 per share for February 2017 to holders of record on February 28, 2017 with a payment date of March 23, 2017.

•	$0.08333 per share for March 2017 to holders of record on March 31, 2017 with a payment date of April 20, 2017.

•	$0.08333 per share for April 2017 to holders of record on April 28, 2017 with a payment date of May 18, 2017.
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
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three and six months ended December 31, 2016.

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
Investment Transactions
Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Amounts for investments traded but not yet settled are reported in Due to Broker or Due from Broker, respectively, in the Consolidated Statements of Assets and Liabilities.
Foreign Currency
Foreign currency amounts are translated into US Dollars (USD) on the following basis:

i.	fair value of investment securities, other assets and liabilities—at the spot exchange rate on the last business day of the period; and

ii.	purchases and sales of investment securities, income and expenses—at the rates of exchange prevailing on the respective dates of such investment transactions, income or expenses.
We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held or disposed of during the period. Such fluctuations are included within the net realized and unrealized gains or losses from investments in the Consolidated Statements of Operations.
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
Online consumer and Small-and-Medium-Sized Business Lending Risk
With respect to our online consumer and SME lending initiative, we invest primarily in marketplace loans through marketplace lending facilitators.  We do not conduct loan origination activities ourselves. Therefore, our ability to purchase consumer and SME loans, and our ability to grow our portfolio of consumer and SME loans, are directly influenced by the business performance and competitiveness of the marketplace loan origination business of the marketplace lending facilitators from which we purchase consumer and SME loans. In addition, our ability to analyze the risk-return profile of consumer and SME loans is significantly dependent on the marketplace facilitator's ability to effectively evaluate a borrower's credit profile and likelihood of default. If we are unable to effectively evaluate borrowers' credit profiles or the credit decisioning and scoring models implemented by each facilitator, we may incur unanticipated losses which could adversely impact our operating results.
Foreign Currency
Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current. As of December 31, 2016, approximately 1.5% of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of December 31, 2016, we do not expect to have any excise tax due for the 2016 calendar year. Thus, we have not accrued any excise tax for this period.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 2016 and for the three and six months then ended, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our tax returns for our federal tax years ended August 31, 2013 and thereafter remain subject to examination by the Internal Revenue Service.
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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of SEC registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of December 31, 2016 and June 30, 2016, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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
Recent Accounting Pronouncements
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements— Going Concern (Subtopic 205-40) (“ASU 2014-15”), which provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance requires management to perform a going concern assessment by evaluating their ability to meet their obligations for a look-forward period of one year from the financial statement issuance date (or date the financial statements are available to be issued). Disclosures are required if it is probable an entity will be unable to meet its obligations within the look-forward period. Incremental substantial doubt disclosure is required if the probability is not mitigated by management’s plans to mitigate those relevant conditions or events. ASU 2014-15 applies to all entities for the first annual period ending after December 15, 2016. Management is responsible for assessing going concern uncertainties at each annual and interim reporting period thereafter. The adoption of the amended guidance in ASU 2014-15 is not expected to have a significant effect on our consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”), which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. ASU 2016-06 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the impact, if any, of adopting this ASU on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic No. 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact, if any, of adopting this ASU on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which addresses certain aspects of cash flow statement classification. One such amendment requires cash payments for debt prepayment or debt extinguishment costs to be classified as cash outflows for financing activities. ASU 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The adoption of the amended guidance in ASU 2016-15 is not expected to have a significant effect on our consolidated financial statements and disclosures.
In October 2016, the Securities and Exchange Commission (“SEC”) adopted significant reforms under the 1940 Act that impose extensive new disclosure and reporting obligations on most 1940 Act funds (collectively, the “Reporting Rules”). The Reporting Rules greatly expand the volume of information regarding fund portfolio holdings and investment practices that must be disclosed. The adopted amendments to Regulation S-X for 1940 Act funds and BDCs include an update to the disclosures for investments in and advances to affiliates, and the requirement to include in their financial statements a standardized schedule containing detailed information about derivative investments (among other changes). The amendments to Regulation S-X are effective August 1, 2017, and adoption of the amended reform is not expected to have a significant effect on our consolidated financial statements and disclosures.
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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a LIBOR floor. Our loans typically have durations of one to three months after which they reset to current market interest rates. As of December 31, 2016, 90.4% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility and certain Prospect Capital InterNotes® issuances that are based on floating LIBOR rates. Interest on borrowings under the revolving credit facility is one-month LIBOR plus 225 basis points with no minimum LIBOR floor and there is no outstanding balance as of December 31, 2016. Interest on five Prospect Capital InterNotes® is three-month LIBOR plus a range of 350 to 300 basis points with no minimum LIBOR floor. The Convertible Notes, Public Notes and remaining Prospect Capital InterNotes® bear interest at fixed rates.
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in CLO residual interests) to our loan portfolio and outstanding debt as of December 31, 2016, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Net Investment Income (1)
Up 300 basis points	$93,189	$43	$93,146	$74,517
Up 200 basis points	57,170	29	57,141	45,713
Up 100 basis points	21,864	16	21,848	17,478
Down 100 basis points	(443)	(14)	(429)	(343)

(1)	Includes the impact of income incentive fees. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

(2)	As of December 31, 2016, one and three month LIBOR was 0.77% and 1.00%, respectively.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended December 31, 2016, we did not engage in hedging activities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2016, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of December 31, 2016. Our Investment Adviser and Administrator were named as defendants in a lawsuit filed on April 21, 2016 by a purported shareholder of Prospect in the United States District Court for the Southern District of New York under the caption Paskowitz v. Prospect Capital Management and Prospect Administration. The complaint alleged that the defendants received purportedly excessive management and administrative services fees from us in violation of Section 36(b) of the 1940 Act. The plaintiff sought to recover on behalf of us damages in an amount not specified in the complaint. On June 30, 2016, the Investment Adviser and the Administrator filed a motion to dismiss the complaint in its entirety. On January 24, 2017, the court granted the motion to dismiss, finding that the shareholder’s compliant failed to state a cause of action and entering judgment dismissing the action.
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
Item 6. Exhibits, Financial Statement Schedules
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
4.1	Four Hundred Forty-Second Supplemental Indenture dated as of October 6, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(3)
4.2	Four Hundred Forty-Third Supplemental Indenture dated as of October 14, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(4)
4.3	Four Hundred Forty-Fourth Supplemental Indenture dated as of October 20, 2016, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2021(5)
4.4	Four Hundred Forty-Fifth Supplemental Indenture dated as of October 27, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(6)
4.5	Four Hundred Forty-Sixth Supplemental Indenture dated as of November 3, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(7)
4.6	Four Hundred Forty-Seventh Supplemental Indenture dated as of November 25, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(8)
4.7	Four Hundred Forty-Eighth Supplemental Indenture dated as of December 1, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(9)
4.8	Four Hundred Forty-Ninth Supplemental Indenture dated as of December 8, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(10)
4.9	Four Hundred Fiftieth Supplemental Indenture dated as of December 15, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(11)
4.10	Four Hundred Fifty-First Supplemental Indenture dated as of December 22, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(12)
4.11	Four Hundred Fifty-Second Supplemental Indenture dated as of December 30, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(13)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on October 6, 2016.
(4)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on October 14, 2016.
(5)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on October 20, 2016.
(6)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on October 27, 2016.
(7)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on November 3, 2016.

(8)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 25, 2016.
(9)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on December 1, 2016.
(10)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on December 8, 2016.
(11)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 15, 2016.
(12)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 22, 2016.
(13)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 30, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 8, 2017.

PROSPECT CAPITAL CORPORATION

By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN F. BARRY III	/s/ ANDREW C. COOPER
John F. Barry III	Andrew C. Cooper
Chairman of the Board, Chief Executive Officer and Director	Director
February 8, 2017	February 8, 2017

/s/ BRIAN H. OSWALD	/s/ WILLIAM J. GREMP
Brian H. Oswald	William J. Gremp
Chief Financial Officer	Director
February 8, 2017	February 8, 2017

/s/ M. GRIER ELIASEK	/s/ EUGENE S. STARK
M. Grier Eliasek	Eugene S. Stark
President, Chief Operating Officer and Director	Director
February 8, 2017	February 8, 2017