Form 10-Q
period 2017-03-31
PROSPECT CAPITAL CORP
filed 2017-05-09
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017 OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at May 9, 2017
$0.001 par value	359,939,220

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

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	March 31, 2017	June 30, 2016

	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $1,939,427 and $1,768,220, respectively)	$1,892,719	$1,752,449
Affiliate investments (amortized cost of $8,530 and $10,758, respectively)	7,239	11,320
Non-control/non-affiliate investments (amortized cost of $4,305,472 and $4,312,122, respectively)	4,124,808	4,133,939
Total investments at fair value (amortized cost of $6,253,429 and $6,091,100, respectively)	6,024,766	5,897,708
Cash	111,804	317,798
Receivables for:
Interest, net	10,255	12,127
Other	100	168
Prepaid expenses	716	855
Deferred financing costs on Revolving Credit Facility (Note 4)	5,463	7,525
Total Assets	6,153,104	6,236,181

Liabilities
Revolving Credit Facility (Notes 4 and 8)	—	—
Prospect Capital InterNotes® (Notes 7 and 8)	991,345	893,210
Convertible Notes (Notes 5 and 8)	910,782	1,074,361
Public Notes (Notes 6 and 8)	737,802	699,368
Due to Prospect Capital Management (Note 13)	49,098	54,149
Interest payable	33,763	40,804
Dividends payable	29,989	29,758
Due to Prospect Administration (Note 13)	1,847	1,765
Accrued expenses	4,292	2,259
Other liabilities	2,018	3,633
Due to broker	—	957
Total Liabilities	2,760,936	2,800,264
Commitments and Contingencies (Note 3)	—	—
Net Assets	$3,392,168	$3,435,917

Components of Net Assets
Common stock, par value $0.001 per share (1,000,000,000 common shares authorized; 359,885,703 and 357,107,231 issued and outstanding, respectively) (Note 9)	$360	$357
Paid-in capital in excess of par (Note 9)	3,989,703	3,967,397
Accumulated overdistributed net investment income	(33,719)	(3,623)
Accumulated net realized loss	(335,513)	(334,822)
Net unrealized loss	(228,663)	(193,392)
Net Assets	$3,392,168	$3,435,917

Net Asset Value Per Share (Note 16)	$9.43	$9.62

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Investment Income
Interest income:
Control investments	$41,353	$50,762	$135,543	$154,135
Affiliate investments	—	—	—	896
Non-control/non-affiliate investments	83,794	83,986	257,919	265,855
Structured credit securities	36,564	44,244	114,690	135,912
Total interest income	161,711	178,992	508,152	556,798
Dividend income:
Control investments	728	8,288	4,250	25,046
Non-control/non-affiliate investments	89	13	330	16
Total dividend income	817	8,301	4,580	25,062
Other income:
Control investments	2,953	1,758	9,749	7,436
Non-control/non-affiliate investments	5,551	442	11,863	9,639
Total other income (Note 10)	8,504	2,200	21,612	17,075
Total Investment Income	171,032	189,493	534,344	598,935
Operating Expenses
Base management fee (Note 13)	30,549	30,977	92,227	95,712
Income incentive fee (Note 13)	18,270	21,906	59,101	69,940
Interest and credit facility expenses	41,464	41,719	123,981	125,881
Allocation of overhead from Prospect Administration (Note 13)	3,581	2,936	9,771	9,114
Audit, compliance and tax related fees	1,223	1,596	3,676	4,665
Directors’ fees	113	94	338	282
Excise Tax	—	400	(1,100)	1,700
Other general and administrative expenses	2,752	2,239	9,946	11,880
Total Operating Expenses	97,952	101,867	297,940	319,174
Net Investment Income	73,080	87,626	236,404	279,761
Net Realized and Change in Unrealized Gains (Losses) from Investments
Net realized gains (losses)
Control investments	1	16	184	7
Affiliate investments	—	(14,194)	137	(14,194)
Non-control/non-affiliate investments	177	3,394	489	(4,050)
Net realized gains (losses)	178	(10,784)	810	(18,237)
Net change in unrealized (losses) gains
Control investments	(33,235)	36,508	(30,937)	(40,779)
Affiliate investments	(581)	189	(1,854)	535
Non-control/non-affiliate investments	(19,930)	(38,008)	(2,480)	(212,989)
Net change in unrealized losses	(53,746)	(1,311)	(35,271)	(253,233)
Net Realized and Change in Unrealized Losses from Investments	(53,568)	(12,095)	(34,461)	(271,470)
Net realized losses on extinguishment of debt	(20)	(23)	(205)	(86)
Net Increase in Net Assets Resulting from Operations	$19,492	$75,508	$201,738	$8,205
Net increase in net assets resulting from operations per share	$0.05	$0.21	$0.56	$0.02
Dividends declared per share	$(0.25)	$(0.25)	$(0.75)	$(0.75)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)
(Unaudited)

	Nine Months Ended March 31,
	2017	2016
Operations
Net investment income	$236,404	$279,761
Net realized gains (losses)	605	(18,323)
Net change in unrealized losses	(35,271)	(253,233)
Net Increase in Net Assets Resulting from Operations	201,738	8,205

Distributions to Shareholders
Distribution from net investment income	(268,989)	(266,920)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	(268,989)	(266,920)

Common Stock Transactions
Offering costs from issuance of common stock	—	118
Repurchase of common stock under stock repurchase program	—	(34,140)
Value of shares issued through reinvestment of dividends	23,502	12,104
Net Increase (Decrease) in Net Assets Resulting from Common Stock Transactions	23,502	(21,918)

Total Decrease in Net Assets	(43,749)	(280,633)
Net assets at beginning of period	3,435,917	3,703,049
Net Assets at End of Period (Accumulated Overdistributed Net Investment Income of $33,719 and $3,623, respectively)	$3,392,168	$3,422,416

Common Stock Activity
Shares repurchased under stock repurchase program	—	(4,708,750)
Shares issued through reinvestment of dividends	2,778,472	1,731,768
Net shares issued (repurchased) due to common stock activity	2,778,472	(2,976,982)
Shares issued and outstanding at beginning of period	357,107,231	359,090,759
Shares Issued and Outstanding at End of Period	359,885,703	356,113,777

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Nine Months Ended March 31,
	2017	2016
Operating Activities
Net increase in net assets resulting from operations	$201,738	$8,205
Net realized losses on extinguishment of debt	205	86
Net realized (gains) losses from investments	(810)	18,237
Net change in unrealized losses on investments	35,271	253,233
Amortization of discounts and premiums, net	42,937	62,631
Accretion of discount on Public Notes (Note 6)	200	148
Amortization of deferred financing costs	10,128	10,156
Payment-in-kind interest	(14,326)	(7,475)
Structuring fees	(11,674)	(6,932)
Change in operating assets and liabilities:
Payments for purchases of investments	(1,240,294)	(670,657)
Proceeds from sale of investments and collection of investment principal	1,061,839	955,415
Decrease in interest receivable, net	1,872	1,529
Decrease in other receivables	68	1,958
Decrease (increase) in prepaid expenses	139	(511)
Decrease in due to broker	(957)	(26,778)
Decrease in interest payable	(7,041)	(5,935)
Increase (decrease) in due to Prospect Administration	82	(2,339)
(Decrease) increase in due to Prospect Capital Management	(5,051)	52,471
Increase (decrease) in accrued expenses	2,033	(255)
Decrease in other liabilities	(1,615)	(50)
Net Cash Provided by Operating Activities	74,744	643,137
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	557,000	615,000
Principal payments under Revolving Credit Facility (Note 4)	(557,000)	(983,700)
Issuances of Public Notes, net of original issue discount (Note 6)	37,466	160,000
Redemptions of Convertible Notes (Note 5)	(167,500)	(150,500)
Issuances of Prospect Capital InterNotes® (Note 7)	109,221	74,862
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(12,170)	(3,769)
Financing costs paid and deferred	(2,500)	(6,759)
Cost of shares repurchased under stock repurchase program	—	(34,140)
Offering costs from issuance of common stock	—	118
Dividends paid	(245,255)	(255,063)
Net Cash Used in Financing Activities	(280,738)	(583,951)

Net (Decrease) Increase in Cash	(205,994)	59,186
Cash at beginning of period	317,798	110,026
Cash at End of period	$111,804	$169,212

Supplemental Disclosures
Cash paid for interest	$120,694	$121,512
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$23,502	$12,104
Cost basis of investments written off as worthless	$2,535	$22,407

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
(in thousands, except share data)

			March 31, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(45)

Arctic Energy Services, LLC(17)	Wyoming / Energy Equipment & Services	Class D Units (32,915 units)(15)		$31,640	$15,258	0.4%
		Class E Units (21,080 units)(15)		20,230	—	—%
		Class A Units (700 units)(15)		9,006	—	—%
		Class C Units (10 units)(15)		—	—	—%
				60,876	15,258	0.4%
CCPI Inc.(18)	Ohio / Electronic Equipment, Instruments & Components	Senior Secured Term Loan A (10.00%, due 12/31/2017)(3)	11,975	11,975	11,975	0.4%
		Senior Secured Term Loan B (12.00% plus 7.00% PIK, due 12/31/2017)(3)(44)	9,320	9,320	9,320	0.3%
		Common Stock (14,857 shares)		6,759	20,703	0.5%
				28,054	41,998	1.2%
CP Energy Services Inc.(19)	Oklahoma / Energy Equipment & Services	Series B Convertible Preferred Stock (1,043 shares)(15)		98,273	71,205	2.1%
		Common Stock (2,924 shares)(15)		15,227	—	—%
				113,500	71,205	2.1%
Credit Central Loan Company, LLC(20)	South Carolina / Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2019)(13)(44)	51,855	44,897	51,855	1.5%
		Class A Units (10,640,642 units)(13)(15)		13,731	8,342	0.2%
		Net Revenues Interest (25% of Net Revenues)(13)(15)		—	2,775	0.2%
				58,628	62,972	1.9%
Echelon Aviation LLC	New York / Aerospace & Defense	Senior Secured Term Loan (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(10)(12)(44)	31,055	31,055	31,055	0.9%
		Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 1.00% PIK, due 12/7/2024)(10)(12)(44)	16,044	16,044	16,044	0.5%
		Membership Interest (99%)		22,738	31,676	0.9%
				69,837	78,775	2.3%
Edmentum Ultimate Holdings, LLC(21)	Minnesota / Diversified Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00%, due 6/9/2020)(8)(14)	4,896	4,896	4,896	0.1%
		Unsecured Senior PIK Note (8.50% PIK, due 6/9/2020)(8)(44)	6,763	6,763	6,763	0.2%
		Unsecured Junior PIK Note (10.00% PIK, in non-accrual status effective 1/1/2017, due 6/9/2020)(8)	31,102	23,829	29,701	0.9%
		Class A Units (370,964 units)(15)		6,577	—	—%
				42,065	41,360	1.2%
First Tower Finance Company LLC(22)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 7.00% PIK, due 6/24/2019)(13)(44)	258,869	258,869	258,869	7.6%
		Class A Units (93,997,533 units)(13)(15)		78,481	90,556	2.7%
				337,350	349,425	10.3%
Freedom Marine Solutions, LLC(23)	Louisiana / Energy Equipment & Services	Membership Interest (100%)(15)		41,811	23,994	0.7%
				41,811	23,994	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(45)

Gulf Coast Machine & Supply Company	Texas / Energy Equipment & Services	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), in non-accrual status effective 1/1/2015, due 10/12/2017)(10)(11)	$47,163	$39,403	$7,144	0.2%
		Series A Convertible Preferred Stock (99,900 shares)(15)		25,950	—	—%
		Common Stock (100 shares)(15)		—	—	—%
				65,353	7,144	0.2%
MITY, Inc.(24)	Utah / Commercial Services & Supplies	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 1/30/2020)(3)(10)(11)	26,250	26,250	26,250	0.8%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 1/30/2020)(3)(10)(11)(44)	24,442	24,442	24,442	0.7%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due on demand)(13)	5,531	7,200	5,531	0.2%
		Common Stock (42,053 shares)		6,849	19,441	0.5%
				64,741	75,664	2.2%
National Property REIT Corp.(25)	Various / Equity Real Estate Investment Trusts (REITs) / Online Lending	Senior Secured Term Loan A (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(10)(11)(44)	297,065	297,065	297,065	8.8%
		Senior Secured Term Loan E (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(10)(11)(44)	132,741	132,741	132,741	3.9%
		Senior Secured Term Loan C to ACL Loan Holdings, Inc. (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(10)(11)(13)(44)	99,934	99,934	99,934	2.9%
		Senior Secured Term Loan C to American Consumer Lending Limited (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 12/15/2020)(10)(11)(13)(44)	46,918	46,918	46,918	1.4%
		Common Stock (2,266,143 shares)(15)		244,044	292,221	8.6%
		Net Operating Income Interest (5% of Net Operating Income)(15)		—	90,738	2.7%
				820,702	959,617	28.3%
Nationwide Loan Company LLC(26)	Illinois / Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)(13)(44)	16,819	16,819	16,819	0.5%
		Class A Units (29,559,899 units)(13)		16,293	19,285	0.6%
				33,112	36,104	1.1%
NMMB, Inc.(27)	New York / Media	Senior Secured Note (14.00%, due 5/6/2021)	3,714	3,714	3,714	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2021)	7,000	7,000	7,000	0.2%
		Series A Preferred Stock (7,200 shares)(15)		7,200	3,598	0.1%
		Series B Preferred Stock (5,669 shares)(15)		5,669	2,833	0.1%
				23,583	17,145	0.5%
R-V Industries, Inc.	Pennsylvania / Machinery	Senior Subordinated Note (10.15% (LIBOR + 9.00% with 1.00% LIBOR floor), due 3/31/2022)(3)(10)(11)	28,622	28,622	28,622	0.8%
		Common Stock (745,107 shares)		6,866	8,601	0.3%
				35,488	37,223	1.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(45)

USES Corp.(28)	Texas / Commercial Services & Supplies	Senior Secured Term Loan A (9.00% PIK, in non-accrual status effective 4/1/2016, due 3/31/2019)	$29,433	$27,658	$23,458	0.7%
		Senior Secured Term Loan B (15.50% PIK, in non-accrual status effective 4/1/2016, due 3/31/2019)	39,892	35,568	—	—%
		Common Stock (268,962 shares)(15)		—	—	—%
				63,226	23,458	0.7%
Valley Electric Company, Inc.(29)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2019)(3)(10)(11)(44)	10,430	10,430	10,430	0.3%
		Senior Secured Note (10.00% plus 8.50% PIK, due 6/23/2019)(44)	25,091	25,091	22,367	0.7%
		Common Stock (50,000 shares)(15)		26,204	—	—%
				61,725	32,797	1.0%
Wolf Energy, LLC(30)	Kansas / Energy Equipment & Services	Senior Secured Promissory Note secured by assets formerly owned by H&M (18.00%, in non-accrual status effective 4/15/2013, due 4/15/2018)	41,757	—	93	0.1%
		Membership Interest (100%)(15)		—	—	—%
		Membership Interest in Wolf Energy Services Company, LLC (100%)(15)	—	19,376	18,472	0.5%
		Net Profits Interest (8% of Equity Distributions)(4)(15)		—	15	—%
				19,376	18,580	0.6%
				$1,939,427	$1,892,719	55.8%

Affiliate Investments (5.00% to 24.99% voting control)(46)

Targus International, LLC(31)	California / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan A (15.00% PIK, in non-accrual status effective 10/1/15, due 12/31/2019)(8)	$1,474	$1,263	$1,474	—%
		Senior Secured Term Loan B (15.00% PIK, in non-accrual status effective 10/1/15, due 12/31/2019)(8)	4,423	3,788	4,423	0.2%
		Common Stock (1,262,737 shares)(15)		3,479	1,342	—%
				8,530	7,239	0.2%
				$8,530	$7,239	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

AFI Shareholder, LLC (f/k/a Aircraft Fasteners International, LLC)	California / Trading Companies & Distributors	Class A Units (32,500 units)(15)		$272	$1,081	—%
				272	1,081	—%
American Gilsonite Company(32)	Utah / Chemicals	Membership Interest (1.93%)(15)		—	—	—%
				—	—	—%
Apidos CLO IX	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 7/15/2023)(5)(13)(16)	23,525	18,659	15,659	0.5%
				18,659	15,659	0.5%
Apidos CLO XI	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.38%, due 10/17/28)(5)(13)	40,500	30,085	25,879	0.8%
				30,085	25,879	0.8%
Apidos CLO XII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.11%, due 4/15/2025)(5)(13)	44,063	31,781	28,485	0.8%
				31,781	28,485	0.8%
Apidos CLO XV	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.18%, due 10/20/2025)(5)(13)	36,515	29,352	25,307	0.7%
				29,352	25,307	0.7%
Apidos CLO XXII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.20%, due 10/20/2027)(5)(6)(13)	31,350	27,083	26,695	0.8%
				27,083	26,695	0.8%
Ark-La-Tex Wireline Services, LLC	Louisiana / Energy Equipment & Services	Senior Secured Term Loan B (12.50% (LIBOR + 11.50% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 4/8/2019)(10)(12)	26,080	21,447	1,450	—%
				21,447	1,450	—%
Armor Holding II LLC	New York / Commercial Services & Supplies	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(8)(10)(11)	7,000	6,923	6,923	0.2%
				6,923	6,923	0.2%
Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Health Care Providers & Services	Revolving Line of Credit – $7,000 Commitment (9.50% (LIBOR + 8.00% with 1.50% LIBOR floor), due 8/21/2018)(10)(11)(14)	2,350	2,350	2,350	0.1%
		Senior Term Loan (9.50% (LIBOR + 8.00% with 1.50% LIBOR floor), due 2/21/2020)(3)(10)(11)	79,764	79,764	79,764	2.3%
				82,114	82,114	2.4%
Babson CLO Ltd. 2014-III	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.02%, due 1/15/2026)(5)(6)(13)	52,250	42,815	39,221	1.2%
				42,815	39,221	1.2%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan A (7.00% (LIBOR + 5.75% with 1.25% LIBOR floor), due 6/03/2021)(3)(10)(12)	118,524	118,524	118,524	3.5%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.25% with 1.25% LIBOR floor), due 6/03/2021)(10)(12)	119,999	119,999	119,999	3.5%
				238,523	238,523	7.0%
Brookside Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 7.49%, due 4/17/2025)(5)(13)	26,000	18,235	16,243	0.5%
				18,235	16,243	0.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

California Street CLO IX Ltd. (f/k/a Symphony CLO IX Ltd.)	Cayman Islands / Structured Finance	Preference Shares (Residual Interest, current yield 13.98%, due 10/16/2028)(5)(13)	$58,915	$41,073	$36,024	1.1%
				41,073	36,024	1.1%
Capstone Logistics Acquisition, Inc.	Georgia / Commercial Services & Supplies	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(8)(10)(11)	101,828	101,362	100,741	3.0%
				101,362	100,741	3.0%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.49%, due 10/20/2029)(5)(6)(13)	32,200	32,520	28,924	0.9%
				32,520	28,924	0.9%
Cent CLO 17 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 7.39%, due 1/30/2025)(5)(13)	24,870	18,168	15,487	0.5%
				18,168	15,487	0.5%
Cent CLO 20 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 6.51%, due 1/25/2026)(5)(13)	40,275	31,502	24,797	0.7%
				31,502	24,797	0.7%
Cent CLO 21 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.68%, due 7/27/2026)(5)(6)(13)	48,528	35,952	30,947	0.9%
				35,952	30,947	0.9%
Centerfield Media Holding Company(33)	California / Internet Software and Services	Senior Secured Term Loan A (8.15% (LIBOR + 7.00% with 1.00% LIBOR floor), due 1/17/2022)(3)(8)(10)(11)	67,660	67,660	67,660	2.0%
		Senior Secured Term Loan B (13.65% (LIBOR + 12.50% with 1.00% LIBOR floor), due 1/17/2022)(8)(10)(11)	68,000	68,000	68,000	2.0%
				135,660	135,660	4.0%
CIFC Funding 2013-III, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.68%, due 10/24/2025)(5)(13)	44,100	31,118	30,495	0.9%
				31,118	30,495	0.9%
CIFC Funding 2013-IV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.72%, due 11/27/2024)(5)(13)	45,500	33,065	34,293	1.0%
				33,065	34,293	1.0%
CIFC Funding 2014-IV Investor, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 16.37%, due 10/17/2026)(5)(6)(13)	41,500	30,538	31,185	0.9%
				30,538	31,185	0.9%
CIFC Funding 2016-I, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 17.50%, due 10/21/2028)(5)(6)(13)	34,000	31,369	29,896	0.9%
				31,369	29,896	0.9%
Cinedigm DC Holdings, LLC	New York / Media	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(10)(11)(44)	54,656	54,606	54,656	1.6%
				54,606	54,656	1.6%
Coverall North America, Inc.	Florida / Commercial Services & Supplies	Senior Secured Term Loan A (7.15% (LIBOR + 6.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(10)(11)	23,500	23,500	23,500	0.7%
		Senior Secured Term Loan B (12.15% (LIBOR + 11.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(10)(11)	25,000	25,000	25,000	0.7%
				48,500	48,500	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Crosman Corporation	New York / Leisure Products	Senior Secured Term Loan A (9.68% (LIBOR + 8.70% with .30% LIBOR floor) plus 4.00% PIK, due 8/5/2020)(3)(10)(12)(44)	$55,652	$55,652	$55,652	1.6%
		Senior Secured Term Loan B (16.68% (LIBOR + 15.70% with .30% LIBOR floor) plus 4.00% PIK, due 8/5/2020)(10)(12)(44)	42,402	42,402	42,402	1.3%
				98,054	98,054	2.9%
CURO Financial Technologies Corp.	Canada / Consumer Finance	Senior Secured Notes (12.00%, due 3/1/2022)(8)(13)	10,000	9,822	10,000	0.3%
				9,822	10,000	0.3%
Digital Room LLC	California / Commercial Services & Supplies	Second Lien Term Loan (11.00% (LIBOR + 10.00% with 1.00% LIBOR floor), due 5/21/2023)(3)(8)(10)(12)	34,000	33,363	33,363	1.0%
				33,363	33,363	1.0%
Dunn Paper, Inc.	Georgia / Paper & Forest Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 8/26/2023)(3)(8)(10)(11)	11,500	11,287	11,313	0.3%
				11,287	11,313	0.3%
Easy Gardener Products, Inc.	Texas / Household Durables	Senior Secured Term Loan (11.15% (LIBOR + 10.00% with .25% LIBOR floor), due 09/30/2020)(3)(10)(11)	17,238	17,238	17,238	0.5%
				17,238	17,238	0.5%
EZShield Parent, Inc.	Maryland / Internet Software & Services	Senior Secured Term Loan A (7.75% (LIBOR + 6.75% with 1.00% LIBOR floor), due 2/26/2021)(10)(12)	15,000	15,000	15,000	0.4%
		Senior Secured Term Loan B (12.75% (LIBOR + 11.75% with 1.00% LIBOR floor), due 2/26/2021)(10)(12)	15,000	15,000	15,000	0.4%
				30,000	30,000	0.8%
Fleetwash, Inc.	New Jersey / Commercial Services & Supplies	Senior Secured Term Loan B (10.65% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/30/2019)(3)(10)(11)	23,402	23,402	23,402	0.7%
		Delayed Draw Term Loan – $15,000 Commitment (9.65% (LIBOR + 8.50% with 1.00% LIBOR floor)expires 4/30/2019)(10)(14)	—	—	—	—%
				23,402	23,402	0.7%
Galaxy XV CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.81%, due 4/15/2025)(5)(13)	50,525	34,526	37,277	1.1%
				34,526	37,277	1.1%
Galaxy XVI CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.80%, due 11/16/2025)(5)(13)	24,575	18,253	17,448	0.5%
				18,253	17,448	0.5%
Galaxy XVII CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.72%, due 7/15/2026)(5)(6)(13)	39,905	30,210	28,854	0.9%
				30,210	28,854	0.9%
Global Employment Solutions, Inc.	Colorado / Professional Services	Senior Secured Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 6/26/2020)(3)(10)(12)	49,125	49,125	49,125	1.4%
				49,125	49,125	1.4%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 8/15/2023)(5)(13)(16)	23,188	15,774	13,141	0.4%
				15,774	13,141	0.4%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.90%, due 4/15/2025)(5)(13)	40,400	28,538	28,011	0.8%
				28,538	28,011	0.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2014-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.38%, due 4/18/2026)(5)(13)	$24,500	$16,713	$16,213	0.5%
				16,713	16,213	0.5%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.73%, due 4/28/2025)(5)(6)(13)	41,164	28,035	28,193	0.8%
				28,035	28,193	0.8%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.12%, due 10/18/2027)(5)(6)(13)	39,598	34,900	36,256	1.1%
				34,900	36,256	1.1%
Harbortouch Payments, LLC	Pennsylvania / Commercial Services & Supplies	Escrow Receivable(15)		—	2,209	0.1%
				—	2,209	0.1%
HarbourView CLO VII, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 20.66%, due 11/18/2026)(5)(6)(13)	19,025	15,003	14,413	0.4%
				15,003	14,413	0.4%
Harley Marine Services, Inc.	Washington / Marine	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 12/20/2019)(3)(8)(10)(11)	9,000	8,910	8,813	0.3%
				8,910	8,813	0.3%
Hollander Sleep Products, LLC	Florida / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 10/21/2020)(3)(10)(11)	21,860	21,860	21,639	0.6%
				21,860	21,639	0.6%
Inpatient Care Management Company, LLC	Florida / Health Care Providers & Services	Senior Secured Term Loan (11.65% (LIBOR + 10.50% with 1.00% LIBOR floor), due 6/8/2021(10)(12)	26,023	26,023	26,023	0.8%
				26,023	26,023	0.8%
Instant Web, LLC	Minnesota / Media	Senior Secured Term Loan A (5.65% (LIBOR + 4.50% with 1.00% LIBOR floor), due 3/28/2019)(10)(11)	121,447	121,447	121,447	3.6%
		Senior Secured Term Loan B (12.15% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/28/2019)(3)(10)(11)	158,100	158,100	158,100	4.7%
		Senior Secured Term Loan C-1 (12.90% (LIBOR + 11.75% with 1.00% LIBOR floor), due 3/28/2019)(10)(11)	27,000	27,000	27,000	0.8%
		Senior Secured Term Loan C-2 (13.65% (LIBOR + 12.50% with 1.00% LIBOR floor), due 3/28/2019)(10)(11)	25,000	25,000	25,000	0.7%
				331,547	331,547	9.8%
InterDent, Inc.	California / Health Care Providers & Services	Senior Secured Term Loan A (6.48% (LIBOR + 5.50% with 0.75% LIBOR floor), due 8/3/2017)(10)(12)	78,876	78,876	78,876	2.3%
		Senior Secured Term Loan B (11.48% (LIBOR + 10.50% with 0.75% LIBOR floor), due 8/3/2017)(3)(10)(12)	131,125	131,125	131,125	3.9%
				210,001	210,001	6.2%
JD Power and Associates	California / Capital Markets	Second Lien Term Loan (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/7/2024)(3)(8)(10)(11)	15,000	14,790	15,000	0.4%
				14,790	15,000	0.4%
Jefferson Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.42%, due 7/20/2027)(5)(6)(13)	19,500	16,919	14,213	0.4%
				16,919	14,213	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

K&N Parent, Inc.	California / Auto Components	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/20/2024)(8)(10)(11)	$13,000	$12,754	$13,000	0.4%
				12,754	13,000	0.4%
Keystone Peer Review Organization Holdings, Inc.	Pennsylvania / Health Care Providers & Services	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 7/28/2023)(3)(8)(10)	45,000	45,000	45,000	1.3%
				45,000	45,000	1.3%
LaserShip, Inc.	Virginia / Air Freight & Logistics	Senior Secured Term Loan A (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(3)(10)(12)	33,955	33,955	33,955	1.0%
		Senior Secured Term Loan B (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(3)(10)(12)	20,851	20,851	20,851	0.6%
				54,806	54,806	1.6%
LCM XIV Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 16.15%, due 7/15/2025)(5)(13)	30,500	21,752	22,344	0.7%
				21,752	22,344	0.7%
Madison Park Funding IX, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 0.11%, due 8/15/2022)(5)(13)	43,110	28,613	27,895	0.8%
				28,613	27,895	0.8%
Matrixx Initiatives, Inc.	New Jersey / Pharmaceuticals	Senior Secured Term Loan A (7.65% (LIBOR + 6.50% with 1.00% LIBOR floor), due 2/24/2020)(3)(10)(11)	66,802	66,802	66,802	2.0%
		Senior Secured Term Loan B (12.65% (LIBOR + 11.50% with 1.00% LIBOR floor), due 2/24/2020)(3)(10)(11)	52,562	52,562	52,562	1.5%
				119,364	119,364	3.5%
Maverick Healthcare Equity, LLC	Arizona / Health Care Providers & Services	Preferred Units (1,250,000 units)(15)		1,252	751	—%
		Class A Common Units (1,250,000 units)(15)		—	—	—%
				1,252	751	—%
Memorial MRI & Diagnostic, LLC	Texas / Health Care Providers & Services	Senior Secured Term Loan (9.65% (LIBOR + 8.50% with 1.00% LIBOR floor), due 3/16/2022)(10)(11)	38,000	38,000	38,000	1.1%
				38,000	38,000	1.1%
Mineral Fusion Natural Brands(34)	Colorado / Personal Products	Membership Interest (1.43%)(15)		—	157	—%
				—	157	—%
Mountain View CLO 2013-I Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.48%, due 4/12/2024)(5)(13)	43,650	29,920	29,395	0.9%
				29,920	29,395	0.9%
Mountain View CLO IX Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.27%, due 7/15/2027)(5)(6)(13)	47,830	41,480	40,635	1.2%
				41,480	40,635	1.2%
National Home Healthcare Corp.	Michigan / Health Care Providers & Services	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 12/8/2022)(3)(8)(10)	15,407	15,189	15,189	0.4%
				15,189	15,189	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

NCP Finance Limited Partnership(35)	Ohio / Consumer Finance	Subordinated Secured Term Loan (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(8)(10)(12)(13)	$26,960	$26,471	$25,751	0.8%
				26,471	25,751	0.8%
Nixon, Inc.	California / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan (9.50% plus 3.00% PIK, plus 2.00% default interest, in non-accrual status effective 7/1/2016, due 4/16/2018)(8)	15,978	14,197	1,552	—%
				14,197	1,552	—%
Octagon Investment Partners XV, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 6.57%, due 1/19/2025)(5)(13)	32,921	24,385	19,764	0.6%
				24,385	19,764	0.6%
Octagon Investment Partners XVIII, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 18.45%, due 12/16/2024)(5)(6)(13)	28,200	18,473	18,234	0.5%
				18,473	18,234	0.5%
Outerwall Inc.	Washington / Specialty Retail	Senior Secured Term Loan B (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 9/27/2024)(3)(8)(10)(11)	40,000	39,443	40,000	1.2%
				39,443	40,000	1.2%
Pacific World Corporation	California / Personal Products	Revolving Line of Credit – $15,000 Commitment (8.00% (LIBOR + 7.00% with 1.00% LIBOR floor), due 9/26/2020)(10)(12)(14)	13,225	13,225	13,225	0.4%
		Senior Secured Term Loan A (6.00% (LIBOR + 5.00% with 1.00% LIBOR floor), due 9/26/2020)(3)(10)(12)	97,500	97,500	93,915	2.8%
		Senior Secured Term Loan B (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/26/2020)(3)(10)(12)	97,500	97,500	70,296	2.1%
				208,225	177,436	5.3%
Pelican Products, Inc.	California / Chemicals	Second Lien Term Loan (9.40% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/9/2021)(3)(8)(10)(12)	17,500	17,488	17,073	0.5%
				17,488	17,073	0.5%
PeopleConnect Intermediate, LLC (f/k/a Intelius, Inc.)	Washington / Internet Software & Services	Revolving Line of Credit – $1,000 Commitment (9.65% (LIBOR + 8.50% with 1.00% LIBOR floor), due 8/11/17)(10)(11)(14)	—	—	—	—%
		Senior Secured Term Loan A (6.65% (LIBOR + 5.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(10)(11)	19,841	19,841	19,730	0.6%
		Senior Secured Term Loan B (12.65% (LIBOR + 11.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(10)(11)	20,670	20,670	20,496	0.6%
				40,511	40,226	1.2%
PGX Holdings, Inc.(37)	Utah / Diversified Consumer Services	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(10)(12)	143,767	143,767	143,767	4.2%
				143,767	143,767	4.2%
Photonis Technologies SAS	France / Aerospace & Defense	First Lien Term Loan (8.65% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(8)(10)(11)(13)	9,927	9,796	9,186	0.3%
				9,796	9,186	0.3%
Pinnacle (US) Acquisition Co. Limited	Texas / Electronic Equipment, Instruments & Components	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(8)(10)(11)	7,037	6,940	5,259	0.2%
				6,940	5,259	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

PlayPower, Inc.	North Carolina / Leisure Products	Second Lien Term Loan (9.90% (LIBOR + 8.75% with 1.00% LIBOR floor), due 6/23/2022)(3)(8)(10)(11)	$11,000	$10,874	$11,000	0.3%
				10,874	11,000	0.3%
PrimeSport, Inc.	Georgia / Hotels, Restaurants & Leisure	Senior Secured Term Loan A (8.15% (LIBOR + 7.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(10)(11)	53,274	53,274	50,540	1.5%
		Senior Secured Term Loan B (13.15% (LIBOR + 12.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(10)(11)	74,500	74,500	64,785	1.9%
				127,774	115,325	3.4%
Prince Mineral Holding Corp.	New York / Metals & Mining	Senior Secured Term Loan (11.50%, due 12/15/2019)(8)	10,000	9,948	10,000	0.3%
				9,948	10,000	0.3%
Rocket Software, Inc.	Massachusetts / Software	Second Lien Term Loan (10.65% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/14/2024)(8)(10)(11)	50,000	49,063	50,000	1.5%
				49,063	50,000	1.5%
Royal Holdings, Inc.	Indiana / Chemicals	Second Lien Term Loan (8.65% (LIBOR + 7.50% with 1.00% LIBOR floor), due 6/19/2023)(3)(8)(10)(11)	2,759	2,729	2,759	0.1%
				2,729	2,759	0.1%
SCS Merger Sub, Inc.	Texas / IT Services	Second Lien Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/30/2023)(3)(8)(10)(12)	20,000	19,512	20,000	0.6%
				19,512	20,000	0.6%
SESAC Holdco II LLC	Tennessee / Media	Second Lien Term Loan (8.30% (LIBOR + 7.25% with 1.00% LIBOR floor), due 2/23/2025)(8)(10)(12)	3,000	2,970	2,970	0.1%
				2,970	2,970	0.1%
SITEL Worldwide Corporation	Tennessee / Commercial Services & Supplies	Second Lien Term Loan (10.65% (LIBOR + 9.50% with 1.00% LIBOR floor), due 9/18/2022)(3)(8)(10)(11)	21,750	21,206	21,750	0.6%
				21,206	21,750	0.6%
Small Business Whole Loan Portfolio(40)	New York / Online Lending	1,059 Small Business Loans purchased from On Deck Capital, Inc.	11,075	11,075	10,521	0.3%
				11,075	10,521	0.3%
Spartan Energy Services, Inc.	Louisiana / Energy Equipment & Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 12/28/2018)(10)(12)	13,156	12,172	8,188	0.2%
		Senior Secured Term Loan B (13.00% (LIBOR + 12.00% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 12/28/2018)(10)(12)	15,583	13,669	—	—%
				25,841	8,188	0.2%
Stryker Energy, LLC	Ohio / Oil, Gas & Consumable Fuels	Overriding Royalty Interests(9)		—	—	—%
				—	—	—%
Sudbury Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 8.39%, due 1/17/2026)(5)(13)	28,200	19,662	16,210	0.5%
				19,662	16,210	0.5%
Symphony CLO XIV Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.48%, due 7/14/2026)(5)(6)(13)	49,250	37,787	35,096	1.0%
				37,787	35,096	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Symphony CLO XV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.57%, due 10/17/2026)(5)(13)	$50,250	$41,397	$38,390	1.1%
				41,397	38,390	1.1%
TouchTunes Interactive Networks, Inc.	New York / Internet Software & Services	Second Lien Term Loan (9.35% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(3)(8)(10)(11)	14,000	13,902	13,902	0.4%
				13,902	13,902	0.4%
Traeger Pellet Grills LLC	Oregon / Household Durables	Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2019)(3)(10)(11)	53,525	53,525	53,525	1.6%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2019)(3)(10)(11)	56,175	56,175	56,175	1.7%
				109,700	109,700	3.3%
Transaction Network Services, Inc.	Virginia / Diversified Telecommunication Services	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/14/2020)(3)(8)(10)(11)	4,410	4,395	4,395	0.1%
				4,395	4,395	0.1%
Turning Point Brands, Inc.	Kentucky / Tobacco	Second Lien Term Loan (11.00%, due 8/17/2022)(3)(8)	14,500	14,359	14,359	0.4%
				14,359	14,359	0.4%
United Sporting Companies, Inc.(42)	South Carolina / Distributors	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018)(3)(10)(12)	140,847	140,847	132,644	3.9%
				140,847	132,644	3.9%
Universal Fiber Systems, LLC	Virginia / Textiles, Apparel & Luxury Goods	Second Lien Term Loan (10.53% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/02/2022)(3)(8)(10)(12)	37,000	36,419	37,000	1.1%
				36,419	37,000	1.1%
Universal Turbine Parts, LLC	Alabama / Trading Companies & Distributors	Senior Secured Term Loan A (6.75% (LIBOR + 5.75% with 1.00% LIBOR floor), due 7/22/2021)(3)(10)(11)	32,175	32,175	32,175	0.9%
		Senior Secured Term Loan B (12.75% (LIBOR + 11.75% with 1.00% LIBOR floor), due 7/22/2021)(3)(10)(11)	32,500	32,500	32,500	1.0%
				64,675	64,675	1.9%
USG Intermediate, LLC	Texas / Leisure Products	Revolving Line of Credit – $2,500 Commitment (10.75% (LIBOR + 9.75% with 1.00% LIBOR floor), due 4/15/2017)(10)(12)(14)	1,000	1,000	1,000	—%
		Senior Secured Term Loan A (8.25% (LIBOR + 7.25% with 1.00% LIBOR floor), due 4/15/2020)(3)(10)(12)	15,969	15,969	15,969	0.5%
		Senior Secured Term Loan B (13.25% (LIBOR + 12.25% with 1.00% LIBOR floor), due 4/15/2020)(3)(10)(12)	19,701	19,701	19,701	0.6%
		Equity(15)		1	—	—%
				36,671	36,670	1.1%
VC GB Holdings, Inc.	Illinois / Household Durables	Subordinated Secured Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 2/28/2025)(8)(10)	20,000	19,703	19,818	0.6%
				19,703	19,818	0.6%
Venio LLC	Pennsylvania / Professional Services	Second Lien Term Loan (12.00% (LIBOR + 9.50% with 2.50% LIBOR floor) plus 2.00% default interest, in non-accrual status effective 12/31/15, due 2/19/2020)(10)(11)	17,000	16,484	8,437	0.2%
				16,484	8,437	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Vivid Seats LLC	Illinois / Internet & Direct Marketing Retail	Second Lien Term Loan (10.75% (LIBOR + 9.75% with 1.00% LIBOR floor), due 10/12/2023)(8)(10)(11)	$22,500	$22,082	$22,378	0.7%
				22,082	22,378	0.7%
Voya CLO 2012-2, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(13)(16)	38,070	26,245	23,598	0.7%
				26,245	23,598	0.7%
Voya CLO 2012-3, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(13)(16)	46,632	32,021	27,671	0.8%
				32,021	27,671	0.8%
Voya CLO 2012-4, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 14.95%, due 10/15/2028)(5)(13)	40,613	31,242	31,197	0.9%
				31,242	31,197	0.9%
Voya CLO 2014-1, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.24%, due 4/18/2026)(5)(6)(13)	32,383	25,103	27,200	0.8%
				25,103	27,200	0.8%
Voya CLO 2016-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.10%, due 10/18/2027%)(5)(6)(13)	28,100	28,296	26,669	0.8%
				28,296	26,669	0.8%
Washington Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.21%, due 4/20/2026)(5)(6)(13)	22,600	17,027	14,663	0.4%
				17,027	14,663	0.4%
Water Pik, Inc.	Colorado / Personal Products	Second Lien Term Loan (9.90% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021)(3)(8)(10)(11)	13,740	13,468	13,740	0.4%
		Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021)	708	694	708	—%
				14,162	14,448	0.4%
Wheel Pros, LLC	Colorado / Auto Components	Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(10)(11)	12,000	12,000	12,000	0.4%
		Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(10)(11)	5,460	5,460	5,460	0.3%
				17,460	17,460	0.7%
Total Non-Control/Non-Affiliate Investments (Level 3)				$4,305,472	$4,124,808	121.6%

Total Portfolio Investments				$6,253,429	$6,024,766	177.6%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

Arctic Energy Services, LLC(17)	Wyoming / Energy Equipment & Services	Class D Units (32,915 units)(15)		$31,640	$35,815	1.0%
		Class E Units (21,080 units)(15)		20,230	2,525	0.1%
		Class A Units (700 units)(15)		9,006	—	—%
		Class C Units (10 units)(15)		—	—	—%
				60,876	38,340	1.1%
CCPI Inc.(18)	Ohio / Electronic Equipment, Instruments & Components	Senior Secured Term Loan A (10.00%, due 12/31/2017)(3)	12,313	12,313	12,313	0.4%
		Senior Secured Term Loan B (12.00% plus 7.00% PIK, due 12/31/2017)(44)	9,320	9,320	9,320	0.3%
		Common Stock (14,857 shares)		6,635	19,723	0.5%
				28,268	41,356	1.2%
CP Energy Services Inc.(19)	Oklahoma / Energy Equipment & Services	Series B Convertible Preferred Stock (1,043 shares)(39)		98,273	76,002	2.2%
		Common Stock (2,924 shares)(15)		15,227	—	—%
				113,500	76,002	2.2%
Credit Central Loan Company, LLC(20)	South Carolina / Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2019)(13)(40)	36,931	36,931	36,931	1.1%
		Class A Units (7,500,000 units)(13)(15)		11,633	11,707	0.3%
		Net Revenues Interest (25% of Net Revenues)(13)(15)		—	3,616	0.1%
				48,564	52,254	1.5%
Echelon Aviation LLC	New York / Aerospace & Defense	Senior Secured Term Loan (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(10)(12)(44)	37,855	37,855	37,855	1.1%
		Membership Interest (99%)		19,907	22,966	0.7%
				57,762	60,821	1.8%
Edmentum Ultimate Holdings, LLC(21)	Minnesota / Diversified Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00%, due 6/9/2020)(14)	6,424	6,424	6,424	0.2%
		Unsecured Senior PIK Note (8.50% PIK, due 6/9/2020)(44)	6,341	6,341	6,341	0.2%
		Unsecured Junior PIK Note (10.00% PIK, due 6/9/2020)(44)	28,834	22,337	25,569	0.7%
		Class A Units (370,964 units)(15)		6,576	6,012	0.2%
				41,678	44,346	1.3%
First Tower Finance Company LLC(22)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 12.00% PIK, due 6/24/2019)(13)(44)	255,762	255,762	255,762	7.4%
		Class A Units (86,711,625 units)(13)(15)		70,476	96,904	2.8%
				326,238	352,666	10.2%
Freedom Marine Solutions, LLC(23)	Louisiana / Energy Equipment & Services	Membership Interest (100%)(15)		40,810	26,618	0.8%
				40,810	26,618	0.8%
Gulf Coast Machine & Supply Company	Texas / Energy Equipment & Services	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), in non-accrual status effective 1/1/2015, due 10/12/2017)(10)(11)	38,892	34,425	7,312	0.2%
		Series A Convertible Preferred Stock (99,900 shares)(15)		25,950	—	—%
				60,375	7,312	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

MITY, Inc.(24)	Utah / Commercial Services & Supplies	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 3/19/2019)(3)(10)(11)	$18,250	$18,250	$18,250	0.5%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 3/19/2019)(3)(10)(11)(39)	16,442	16,442	16,442	0.5%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due on demand)(13)	7,200	7,200	5,667	0.2%
		Common Stock (42,053 shares)		6,848	13,690	0.4%
				48,740	54,049	1.6%
National Property REIT Corp.(25)	Various / Equity Real Estate Investment Trusts (REITs) / Online Lending	Senior Secured Term Loan A (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(10)(11)(44)	248,677	248,677	248,677	7.2%
		Senior Secured Term Loan E (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(10)(11)(44)	212,819	212,819	212,819	6.2%
		Senior Secured Term Loan C to ACL Loan Holdings, Inc. (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(10)(11)(13)(44)	99,972	99,972	99,972	2.9%
		Common Stock (1,533,899 shares)(15)		165,908	215,491	6.3%
		Net Operating Income Interest (5% of Net Operating Income)(15)		—	66,974	2.0%
				727,376	843,933	24.6%
Nationwide Loan Company LLC(26)	Illinois / Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)(13)(44)	16,696	16,696	16,696	0.5%
		Class A Units (29,343,795 units)(13)		16,201	19,117	0.5%
				32,897	35,813	1.0%
NMMB, Inc.(27)	New York / Media	Senior Secured Note (14.00%, due 5/6/2021)	3,714	3,714	3,442	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2021)	7,000	7,000	6,487	0.2%
		Series A Preferred Stock (7,200 shares)(15)		7,200	44	—%
		Series B Preferred Stock (5,669 shares)(15)		5,669	34	—%
				23,583	10,007	0.3%
R-V Industries, Inc.	Pennsylvania / Machinery	Senior Subordinated Note (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/12/2018)(3)(10)(11)	28,622	28,622	28,622	0.8%
		Common Stock (545,107 shares)		5,087	6,039	0.2%
		Warrant (to purchase 200,000 shares of Common Stock, expires 6/30/2017)		1,682	2,216	0.1%
				35,391	36,877	1.1%
USES Corp.(28)	Texas / Commercial Services & Supplies	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor) plus 2.00% default interest, in non-accrual status effective 4/1/2016, due 3/31/2019)(10)(11)	26,300	26,158	26,300	0.8%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor) plus 2.00% default interest, in non-accrual status effective 4/1/2016, due 3/31/2019)(10)(11)	36,000	35,568	13,986	0.4%
		Common Stock (268,962 shares)(15)		—	—	—%
				61,726	40,286	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

Valley Electric Company, Inc.(29)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2019)(3)(10)(11)(44)	$10,430	$10,430	$10,430	0.3%
		Senior Secured Note (10.00% plus 8.50% PIK, due 6/23/2019)(44)	23,802	23,802	20,661	0.6%
		Common Stock (50,000 shares)(15)		26,204	—	—%
				60,436	31,091	0.9%
Wolf Energy, LLC(30)	Kansas / Energy Equipment & Services	Senior Secured Promissory Note secured by assets formerly owned by H&M (18.00%, in non-accrual status effective 4/15/2013, due 4/15/2018)	38,257	—	659	—%
		Membership Interest (100%)(15)		—	—	—%
		Net Profits Interest (8% of Equity Distributions)(4)(15)		—	19	—%
				—	678	—%
				$1,768,220	$1,752,449	51.0%

Affiliate Investments (5.00% to 24.99% voting control)(48)

BNN Holdings Corp.	Michigan / Health Care Technology	Series A Preferred Stock (9,925.455 shares)(7)(15)		$1,780	$2,270	0.1%
		Series B Preferred Stock (1,753.636 shares)(7)(15)		448	572	—%
				2,228	2,842	0.1%
Targus International, LLC(31)	California / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan A (15.00% PIK, in non-accrual status effective 10/1/15, due 12/31/2019)(8)	1,319	1,263	1,319	—%
		Senior Secured Term Loan B (15.00% PIK , in non-accrual status effective 10/1/15, due 12/31/2019)(8)	3,957	3,788	3,957	0.1%
		Common Stock (1,262,737 shares)(15)		3,479	3,202	0.1%
				8,530	8,478	0.2%
				$10,758	$11,320	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

AFI Shareholder, LLC (f/k/a Aircraft Fasteners International, LLC)	California / Trading Companies & Distributors	Class A Units (32,500 units)(15)		$330	$511	—%
				330	511	—%
Airmall Inc.	Pennsylvania / Real Estate Management & Development	Escrow Receivable		3,916	3,900	0.1%
				3,916	3,900	0.1%
Ajax Rolled Ring & Machine, LLC(39)	South Carolina / Metals & Mining	Escrow Receivable		—	608	—%
				—	608	—%
ALG USA Holdings, LLC	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 2/28/2020)(8)(10)(11)	11,771	11,630	11,771	0.3%
				11,630	11,771	0.3%
American Gilsonite Company(32)	Utah / Metals & Mining	Membership Interest (1.93%)(15)		—	—	—%
				—	—	—%
Apidos CLO IX	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.98%, due 7/15/2023)(5)(13)	23,525	19,997	19,966	0.6%
				19,997	19,966	0.6%
Apidos CLO XI	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.95%, due 1/17/2023)(5)(13)	38,340	29,763	26,057	0.8%
				29,763	26,057	0.8%
Apidos CLO XII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.39%, due 4/15/2025)(5)(13)	44,063	34,598	30,638	0.9%
				34,598	30,638	0.9%
Apidos CLO XV	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.72%, due 10/20/2025)(5)(13)	36,515	31,479	25,335	0.7%
				31,479	25,335	0.7%
Apidos CLO XXII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.29%, due 10/20/2027)(5)(6)(13)	31,350	26,948	25,369	0.7%
				26,948	25,369	0.7%
Arctic Glacier U.S.A., Inc.	Minnesota / Food Products	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 11/10/2019)(3)(10)(11)	150,000	150,000	145,546	4.2%
				150,000	145,546	4.2%
Ark-La-Tex Wireline Services, LLC	Louisiana / Energy Equipment & Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 4/8/2019)(10)(12)	21,322	21,088	11,779	0.3%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.50% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 4/8/2019)(10)(12)	23,981	23,239	—	—%
				44,327	11,779	0.3%
Armor Holding II LLC	New York / Commercial Services & Supplies	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(8)(10)(11)	7,000	6,907	6,907	0.2%
				6,907	6,907	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Health Care Providers & Services	Revolving Line of Credit – $7,000 Commitment (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 8/21/2017)(10)(11)(14)	$2,350	$2,350	$2,350	0.1%
		Senior Term Loan (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 2/21/2018)(3)(10)(11)	38,166	38,166	38,166	1.1%
				40,516	40,516	1.2%
Babson CLO Ltd. 2014-III	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.25%, due 1/15/2026)(5)(6)(13)	52,250	44,075	40,312	1.2%
				44,075	40,312	1.2%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan A (7.00% (LIBOR + 5.75% with 1.25% LIBOR floor), due 6/03/2021)(3)(10)(12)	120,737	120,737	120,737	3.5%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.25% with 1.25% LIBOR floor), due 6/03/2021)(10)(12)	121,475	121,475	121,475	3.5%
				242,212	242,212	7.0%
Brookside Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.44%, due 4/17/2025)(5)(13)	26,000	19,875	18,990	0.6%
				19,875	18,990	0.6%
California Street CLO IX Ltd. (f/k/a Symphony CLO IX Ltd.)	Cayman Islands / Structured Finance	Preference Shares (Residual Interest, current yield 14.11%, due 4/16/2022)(5)(13)	45,500	32,629	29,267	0.9%
				32,629	29,267	0.9%
Capstone Logistics Acquisition, Inc.	Georgia / Commercial Services & Supplies	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(8)(10)(12)	101,828	101,298	97,752	2.8%
				101,298	97,752	2.8%
Cent CLO 17 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.64%, due 1/30/2025)(5)(13)	24,870	18,839	16,695	0.5%
				18,839	16,695	0.5%
Cent CLO 20 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.19%, due 1/25/2026)(5)(13)	40,275	32,835	26,501	0.8%
				32,835	26,501	0.8%
Cent CLO 21 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.64%, due 7/27/2026)(5)(6)(13)	48,528	38,125	31,467	0.9%
				38,125	31,467	0.9%
CIFC Funding 2013-III, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.72%, due 10/24/2025)(5)(13)	44,100	32,338	29,634	0.9%
				32,338	29,634	0.9%
CIFC Funding 2013-IV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.13%, due 11/27/2024)(5)(13)	45,500	33,414	32,752	0.9%
				33,414	32,752	0.9%
CIFC Funding 2014-IV Investor, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 15.05%, due 10/17/2026)(5)(6)(13)	41,500	31,729	30,378	0.9%
				31,729	30,378	0.9%
Cinedigm DC Holdings, LLC	New York / Media	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(10)(11)(44)	65,990	65,940	65,990	1.9%
				65,940	65,990	1.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Coverall North America, Inc.	Florida / Commercial Services & Supplies	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(10)(11)	$24,250	$24,250	$24,250	0.7%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(10)(11)	25,000	25,000	25,000	0.7%
				49,250	49,250	1.4%
Crosman Corporation	New York / Leisure Products	Senior Secured Term Loan A (9.16% (LIBOR + 8.70% with .30% LIBOR floor) plus 4.00% PIK, due 8/5/2020)(3)(10)(12)(44)	54,185	54,185	53,935	1.6%
		Senior Secured Term Loan B (16.16% (LIBOR + 15.70% with .30% LIBOR floor) plus 4.00% PIK, due 8/5/2020)(10)(12)(44)	41,284	41,284	40,458	1.1%
				95,469	94,393	2.7%
CURO Group Holdings Corp. (f/k/a Speedy Cash Holdings Corp.)	Canada / Consumer Finance	Senior Unsecured Notes (12.00%, due 11/15/2017)(8)(13)	15,000	15,000	8,081	0.2%
				15,000	8,081	0.2%
Easy Gardener Products, Inc.	Texas / Household Durables	Senior Secured Term Loan (10.63% (LIBOR + 10.00% with .25% LIBOR floor), due 09/30/2020)(3)(10)(11)	17,369	17,369	17,369	0.5%
				17,369	17,369	0.5%
Empire Today, LLC	Illinois / Distributors	Senior Secured Note (11.375%, due 2/1/2017)(8)	50,426	49,988	49,938	1.4%
				49,988	49,938	1.4%
Fleetwash, Inc.	New Jersey / Commercial Services & Supplies	Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/30/2019)(3)(10)(11)	23,402	23,402	23,402	0.7%
		Delayed Draw Term Loan – $15,000 Commitment (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor)expires 4/30/2019)(10)(11)(14)	—	—	—	—%
				23,402	23,402	0.7%
Focus Brands, Inc.	Georgia / Food & Staples Retailing	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)(8)(10)(12)	18,000	17,876	18,000	0.5%
				17,876	18,000	0.5%
Galaxy XV CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.19%, due 4/15/2025)(5)(13)	39,275	29,037	30,452	0.9%
				29,037	30,452	0.9%
Galaxy XVI CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.22%, due 11/16/2025)(5)(13)	24,575	19,195	18,925	0.5%
				19,195	18,925	0.5%
Galaxy XVII CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.77%, due 7/15/2026)(5)(6)(13)	39,905	31,077	29,820	0.9%
				31,077	29,820	0.9%
Generation Brands Holdings, Inc.	Illinois / Household Durables	Subordinated Secured Term Loan (11.00% (LIBOR + 10.00% with 1.00% LIBOR floor), due 12/10/2022)(8)(10)(11)	19,000	18,437	19,000	0.6%
				18,437	19,000	0.6%
Global Employment Solutions, Inc.	Colorado / Professional Services	Senior Secured Term Loan (10.25% (LIBOR + 9.25% with 1.00% LIBOR floor), due 6/26/2020)(3)(10)(12)	49,312	49,312	49,312	1.4%
				49,312	49,312	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2012-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.90%, due 8/15/2023)(5)(13)	$23,188	$18,245	$18,140	0.5%
				18,245	18,140	0.5%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.01%, due 4/15/2025)(5)(13)	40,400	31,897	32,212	0.9%
				31,897	32,212	0.9%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.66%, due 4/18/2026)(5)(13)	24,500	18,255	17,076	0.5%
				18,255	17,076	0.5%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.91%, due 4/28/2025)(5)(6)(13)	41,164	30,795	30,532	0.9%
				30,795	30,532	0.9%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.86%, due 10/18/2027)(5)(6)(13)	39,598	36,746	35,202	1.0%
				36,746	35,202	1.0%
Harbortouch Payments, LLC	Pennsylvania / Commercial Services & Supplies	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor) plus 3.00% PIK, due 5/31/2023)(10)(11)(44)	27,500	27,500	27,500	0.8%
		Escrow Receivable(15)		—	1,602	—%
				27,500	29,102	0.8%
HarbourView CLO VII, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.35%, due 11/18/2026)(5)(6)(13)	19,025	14,454	13,005	0.4%
				14,454	13,005	0.4%
Harley Marine Services, Inc.	Washington / Marine	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 12/20/2019)(3)(8)(10)(11)	9,000	8,886	8,886	0.3%
				8,886	8,886	0.3%
Hollander Sleep Products, LLC	Florida / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 10/21/2020)(3)(10)(12)	21,860	21,860	21,098	0.6%
				21,860	21,098	0.6%
ICV-CAS Holdings, LLC	New York / Air Freight & Logistics	Escrow Receivable		—	6	—%
				—	6	—%
Inpatient Care Management Company, LLC	Florida / Health Care Providers & Services	Senior Secured Term Loan (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 6/8/2021(10)(12)	17,000	17,000	17,000	0.5%
				17,000	17,000	0.5%
Instant Web, LLC	Minnesota / Media	Senior Secured Term Loan A (5.50% (LIBOR + 4.50% with 1.00% LIBOR floor), due 3/28/2019)(10)(11)	122,943	122,943	122,943	3.6%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/28/2019)(3)(10)(11)	158,100	158,100	158,100	4.6%
		Senior Secured Term Loan C-1 (12.75% (LIBOR + 11.75% with 1.00% LIBOR floor), due 3/28/2019)(10)(11)	27,000	27,000	27,000	0.8%
		Senior Secured Term Loan C-2 (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor), due 3/28/2019)(10)(11)	25,000	25,000	25,000	0.7%
				333,043	333,043	9.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

InterDent, Inc.	California / Health Care Providers & Services	Senior Secured Term Loan A (6.25% (LIBOR + 5.50% with 0.75% LIBOR floor), due 8/3/2017)(10)(12)	$79,538	$79,538	$79,538	2.3%
		Senior Secured Term Loan B (11.25% (LIBOR + 10.50% with 0.75% LIBOR floor), due 8/3/2017)(3)(10)(12)	131,125	131,125	130,582	3.8%
				210,663	210,120	6.1%
JAC Holding Corporation	Michigan / Auto Components	Senior Secured Note (11.50%, due 10/1/2019)(8)	2,868	2,868	2,868	0.1%
				2,868	2,868	0.1%
Jefferson Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.75%, due 7/20/2027)(5)(6)(13)	19,500	16,915	13,072	0.4%
				16,915	13,072	0.4%
JHH Holdings, Inc.	Texas / Health Care Providers & Services	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor) plus 0.50% PIK, due 3/30/2019)(3)(10)(11)(44)	35,477	35,477	35,477	1.0%
				35,477	35,477	1.0%
LaserShip, Inc.	Virginia / Air Freight & Logistics	Senior Secured Term Loan A (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor) plus 2.00% PIK, due 3/18/2019)(3)(10)(12)(44)	34,570	34,570	32,113	0.9%
		Senior Secured Term Loan B (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor) plus 2.00% PIK, due 3/18/2019)(3)(10)(12)(44)	21,214	21,214	19,705	0.6%
				55,784	51,818	1.5%
LCM XIV Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 18.80%, due 7/15/2025)(5)(13)	30,500	22,890	23,376	0.7%
				22,890	23,376	0.7%
Madison Park Funding IX, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 21.15%, due 8/15/2022)(5)(13)	31,110	22,259	21,174	0.6%
				22,259	21,174	0.6%
Matrixx Initiatives, Inc.	New Jersey / Pharmaceuticals	Senior Secured Term Loan A (7.50% (LIBOR + 6.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(10)(11)	30,177	30,177	30,177	0.9%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(10)(11)	40,562	40,562	40,562	1.2%
				70,739	70,739	2.1%
Maverick Healthcare Equity, LLC	Arizona / Health Care Providers & Services	Preferred Units (1,250,000 units)(15)		1,252	2,037	0.1%
		Class A Common Units (1,250,000 units)(15)		—	353	—%
				1,252	2,390	0.1%
Mineral Fusion Natural Brands(34)	Colorado / Personal Products	Membership Interest (1.43%)(15)		—	266	—%
				—	266	—%
Mountain View CLO 2013-I Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.72%, due 4/12/2024)(5)(13)	43,650	33,156	30,928	0.9%
				33,156	30,928	0.9%
Mountain View CLO IX Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.23%, due 7/15/2027)(5)(6)(13)	47,830	43,088	40,218	1.2%
				43,088	40,218	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Nathan's Famous, Inc.	New York / Hotels, Restaurants & Leisure	Senior Secured Notes (10.00%, due 3/15/2020)(8)	$3,000	$3,000	$3,000	0.1%
				3,000	3,000	0.1%
NCP Finance Limited Partnership(35)	Ohio / Consumer Finance	Subordinated Secured Term Loan (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(8)(10)(12)(13)	27,199	26,504	25,838	0.7%
				26,504	25,838	0.7%
Nixon, Inc.	California / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan (9.50% plus 3.00% PIK, due 4/16/2018)(3)(8)(44)	14,311	14,197	11,776	0.3%
				14,197	11,776	0.3%
Octagon Investment Partners XV, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 16.54%, due 1/19/2025)(5)(13)	32,921	26,213	24,027	0.7%
				26,213	24,027	0.7%
Octagon Investment Partners XVIII, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 20.29%, due 12/16/2024)(5)(6)(13)	28,200	20,046	19,701	0.6%
				20,046	19,701	0.6%
Onyx Payments(36)	Texas / IT Services	Revolving Line of Credit – $5,000 Commitment (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 9/10/2016)(10)(11)(14)	1,000	1,000	1,000	—%
		Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 9/10/2019)(3)(10)(11)	48,352	48,352	48,352	1.4%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor), due 9/10/2019)(3)(10)(11)	59,389	59,389	59,389	1.8%
				108,741	108,741	3.2%
Pacific World Corporation	California / Personal Products	Revolving Line of Credit – $15,000 Commitment (8.00% (LIBOR + 7.00% with 1.00% LIBOR floor), due 9/26/2020)(10)(12)(14)	2,500	2,500	2,500	0.1%
		Senior Secured Term Loan A (6.00% (LIBOR + 5.00% with 1.00% LIBOR floor), due 9/26/2020)(10)(12)	97,994	97,994	93,624	2.7%
		Senior Secured Term Loan B (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/26/2020)(3)(10)(12)	97,994	97,994	81,567	2.4%
				198,488	177,691	5.2%
Pelican Products, Inc.	California / Chemicals	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/9/2021)(3)(8)(10)(12)	17,500	17,486	15,744	0.5%
				17,486	15,744	0.5%
PeopleConnect Intermediate, LLC (f/k/a Intelius, Inc.)	Washington / Internet Software & Services	Revolving Line of Credit – $1,500 Commitment (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 8/11/16)(10)(11)(14)	—	—	—	—%
		Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(10)(11)	20,379	20,379	19,907	0.6%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(10)(11)	20,938	20,938	20,215	0.6%
				41,317	40,122	1.2%
PGX Holdings, Inc.(37)	Utah / Diversified Consumer Services	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(10)(12)	135,000	135,000	135,000	3.9%
				135,000	135,000	3.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Photonis Technologies SAS	France / Electronic Equipment, Instruments & Components	First Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(8)(10)(12)(13)	$9,927	$9,756	$9,015	0.3%
				9,756	9,015	0.3%
Pinnacle (US) Acquisition Co. Limited	Texas / Energy Equipment & Services	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(8)(10)(11)	7,037	6,918	5,425	0.2%
				6,918	5,425	0.2%
PlayPower, Inc.	North Carolina / Leisure Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 6/23/2022)(3)(8)(10)(11)	11,000	10,856	10,911	0.3%
				10,856	10,911	0.3%
Prime Security Services Borrower, LLC	Illinois / Commercial Services & Supplies	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 7/1/2022)(8)(10)(12)	10,000	9,870	10,000	0.3%
				9,870	10,000	0.3%
PrimeSport, Inc.	Georgia / Hotels, Restaurants & Leisure	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(10)(11)	53,683	53,683	53,683	1.6%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(10)(11)	74,500	74,500	74,500	2.1%
				128,183	128,183	3.7%
Prince Mineral Holding Corp.	New York / Metals & Mining	Senior Secured Term Loan (11.50%, due 12/15/2019)(8)	10,000	9,934	8,701	0.3%
				9,934	8,701	0.3%
Rocket Software, Inc.	Massachusetts / Software	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)(3)(8)(10)(12)	20,000	19,854	20,000	0.6%
				19,854	20,000	0.6%
Royal Holdings, Inc.	Indiana / Chemicals	Second Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 6/19/2023)(8)(10)(11)	5,000	4,967	4,819	0.1%
				4,967	4,819	0.1%
SCS Merger Sub, Inc.	Texas / IT Services	Second Lien Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/30/2023)(3)(8)(10)(12)	20,000	19,456	19,655	0.6%
				19,456	19,655	0.6%
Security Alarm Financing Enterprises, L.P.(38)	California / Electronic Equipment, Instruments & Components	Subordinated Unsecured Notes (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 12/19/2020)(10)(12)	25,000	25,000	22,700	0.7%
				25,000	22,700	0.7%
SESAC Holdco II LLC	Tennessee / Media	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 4/22/2021)(3)(8)(10)(11)	10,000	9,878	9,878	0.3%
				9,878	9,878	0.3%
SITEL Worldwide Corporation	Tennessee / Commercial Services & Supplies	Second Lien Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 9/18/2022)(8)(10)(11)	16,000	15,715	15,715	0.5%
				15,715	15,715	0.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Small Business Whole Loan Portfolio(40)	New York / Online Lending	741 Individual Small Business Loans purchased from On Deck Capital, Inc.	$14,603	$14,603	$14,215	0.4%
				14,603	14,215	0.4%
Spartan Energy Services, Inc.	Louisiana / Energy Equipment & Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 12/28/2017)(10)(12)	13,156	12,923	11,368	0.3%
		Senior Secured Term Loan B (13.00% (LIBOR + 12.00% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 12/28/2017)(10)(12)	14,123	13,669	984	0.1%
				26,592	12,352	0.4%
Stryker Energy, LLC	Ohio / Oil, Gas & Consumable Fuels	Overriding Royalty Interests(9)	—	—	—	—%
				—	—	—%
Sudbury Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.64%, due 1/17/2026)(5)(13)	28,200	20,865	17,395	0.5%
				20,865	17,395	0.5%
Symphony CLO XIV Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.12%, due 7/14/2026)(5)(6)(13)	49,250	39,602	35,703	1.0%
				39,602	35,703	1.0%
Symphony CLO XV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.76%, due 10/17/2026)(5)(13)	50,250	44,141	39,523	1.2%
				44,141	39,523	1.2%
System One Holdings, LLC	Pennsylvania / Professional Services	Senior Secured Term Loan (11.25% (LIBOR + 10.50% with 0.75% LIBOR floor), due 11/17/2020)(3)(10)(12)	104,553	104,553	104,553	3.0%
				104,553	104,553	3.0%
TouchTunes Interactive Networks, Inc.	New York / Internet Software & Services	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(8)(10)(12)	5,000	4,936	4,936	0.1%
				4,936	4,936	0.1%
Traeger Pellet Grills LLC	Oregon / Household Durables	Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(10)(11)	34,519	34,519	34,519	1.0%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(10)(11)	36,506	36,506	36,506	1.1%
				71,025	71,025	2.1%
Transaction Network Services, Inc.	Virginia / Diversified Telecommunication Services	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/14/2020)(8)(10)(12)	4,410	4,392	4,392	0.1%
				4,392	4,392	0.1%
Trinity Services Group, Inc.(41)	Florida / Commercial Services & Supplies	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 8/13/2019)(10)(11)	9,626	9,626	9,626	0.3%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 8/13/2019)(3)(10)(11)	125,000	125,000	125,000	3.6%
				134,626	134,626	3.9%
United Sporting Companies, Inc.(43)	South Carolina / Distributors	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018)(3)(10)(12)	140,847	140,847	136,668	4.0%
				140,847	136,668	4.0%
Universal Fiber Systems, LLC	Virginia / Textiles, Apparel & Luxury Goods	Second Lien Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/02/2022)(3)(8)(10)(12)	37,000	36,340	36,340	1.1%
				36,340	36,340	1.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

USG Intermediate, LLC	Texas / Leisure Products	Revolving Line of Credit – $2,500 Commitment (10.75% (LIBOR + 9.75% with 1.00% LIBOR floor), due 4/15/2017)(10)(12)(14)	$1,000	$1,000	$1,000	—%
		Senior Secured Term Loan A (8.25% (LIBOR + 7.25% with 1.00% LIBOR floor), due 4/15/2020)(3)(10)(12)	16,779	16,779	16,779	0.5%
		Senior Secured Term Loan B (13.25% (LIBOR + 12.25% with 1.00% LIBOR floor), due 4/15/2020)(3)(10)(12)	19,960	19,960	19,960	0.6%
		Equity(15)		1	—	—%
				37,740	37,739	1.1%
Venio LLC	Pennsylvania / Professional Services	Second Lien Term Loan (12.00% (LIBOR + 9.50% with 2.50% LIBOR floor) plus 2.00% default interest, in non-accrual status effective 12/31/15, due 2/19/2020)(10)(11)	17,000	17,000	12,876	0.4%
				17,000	12,876	0.4%
Voya CLO 2012-2, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 18.84%, due 10/15/2022)(5)(13)	38,070	28,112	28,982	0.8%
				28,112	28,982	0.8%
Voya CLO 2012-3, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 18.51%, due 10/15/2022)(5)(13)	46,632	34,597	34,319	1.0%
				34,597	34,319	1.0%
Voya CLO 2012-4, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 19.09%, due 10/15/2023)(5)(13)	40,613	30,772	30,756	0.9%
				30,772	30,756	0.9%
Voya CLO 2014-1, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 19.32%, due 4/18/2026)(5)(6)(13)	32,383	26,133	26,741	0.8%
				26,133	26,741	0.8%
Washington Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.52%, due 4/20/2026)(5)(6)(13)	22,600	18,406	15,056	0.4%
				18,406	15,056	0.4%
Water Pik, Inc.	Colorado / Personal Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021)(8)(10)(11)	15,439	15,097	15,097	0.4%
				15,097	15,097	0.4%
Wheel Pros, LLC	Colorado / Auto Components	Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(10)(11)	12,000	12,000	12,000	0.4%
		Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(10)(11)	5,460	5,460	5,460	0.2%
				17,460	17,460	0.6%
Total Non-Control/Non-Affiliate Investments (Level 3)				$4,312,122	$4,133,939	120.3%

Total Portfolio Investments				$6,091,100	$5,897,708	171.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2017 (Unaudited) and June 30, 2016

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

(2)
Fair value is determined by or under the direction of our Board of Directors. As of March 31, 2017 and June 30, 2016, all of our investments were classified as Level 3. ASC 820 classifies such unobservable inputs used to measure fair value as Level 3 within the valuation hierarchy. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.

(3)
Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of the investments held by PCF at March 31, 2017 and June 30, 2016 were $1,508,598 and $1,348,577, respectively, representing 25.0% and 22.9% of our total investments, respectively.

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

(6)	Co-investment with another fund managed by an affiliate of our investment adviser, Prospect Capital Management L.P. See Note 13 for further discussion.

(7)	On a fully diluted basis represents 10.00% of voting common shares.

(8)	Syndicated investment which was originated by a financial institution and broadly distributed.

(9)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(10)	Security, or a portion thereof, has a floating interest rate which may be subject to a LIBOR or PRIME floor. The interest rate was in effect at March 31, 2017 and June 30, 2016.

(11)
The interest rate on these investments is subject to the base rate of 3-Month LIBOR, which was 1.15% and 0.65% at March 31, 2017 and June 30, 2016, respectively. The current base rate for each investment may be different from the reference rate on March 31, 2017 and June 30, 2016.

(12)
The interest rate on these investments is subject to the base rate of 1-Month LIBOR, which was 0.98% and 0.47% at March 31, 2017 and June 30, 2016, respectively. The current base rate for each investment may be different from the reference rate on March 31, 2017 and June 30, 2016.

(13)
Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2017 and June 30, 2016, our qualifying assets as a percentage of total assets, stood at 72.07% and 74.58%, respectively. We monitor the status of these assets on an ongoing basis.

(14)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 4.00%. As of March 31, 2017 and June 30, 2016, we had $26,863 and $40,560, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.

(15)	Represents non-income producing security that has not paid a dividend in the year preceding the reporting date.

(16)
As of March 31, 2017, the effective yield has been estimated to be 0% as expected future cash flows are anticipated to not be sufficient to repay the investment at cost. If the expected investment proceeds increase, there is a potential for future investment income from the investment. Distributions, once received, will be recognized solely as return of capital with any remaining unamortized investment costs written off if the actual distributions are less than the amortized investment cost.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2017 (Unaudited) and June 30, 2016 (Continued)

(17)
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

(18)
CCPI Holdings Inc., a consolidated entity in which we own 100% of the common stock, owns 94.59% of CCPI Inc. (“CCPI”), the operating company, as of March 31, 2017 and June 30, 2016. We report CCPI as a separate controlled company.

(19)
CP Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 82.3% of CP Energy Services Inc. (“CP Energy”) as of March 31, 2017 and June 30, 2016. As of June 30, 2016, CP Energy owned directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. Effective December 31, 2014, CP Energy underwent a corporate reorganization in order to consolidate certain of its wholly-owned subsidiaries. On October 30, 2015, we restructured our investment in CP Energy. Concurrent with the restructuring, we exchanged our $86,965 senior secured loan and $15,924 subordinated loan for Series B Redeemable Preferred Stock in CP Energy.

(20)
Credit Central Holdings of Delaware, LLC, a consolidated entity in which we own 100% of the membership interests, owns 99.91% and 74.93% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of March 31, 2017 and June 30, 2016, respectively. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company. On September 28, 2016, we have made an additional $12,523 second lien debt and $2,098 equity investment in Credit Central, increasing its ownership to 99.91%.

(21)	Prospect owns 37.1% of the equity of Edmentum Ultimate Holdings, LLC as of March 31, 2017 and June 30, 2016.

(22)
First Tower Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC, the operating company as of March 31, 2017 and June 30, 2016. We report First Tower Finance as a separate controlled company.

(23)
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

(24)
MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 95.48% and 95.83% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”), as of March 31, 2017 and June 30, 2016, respectively. MITY owns 100% of each of MITY-Lite, Inc. (“Mity Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. MITY Delaware has a subordinated unsecured note issued and outstanding to Broda Canada that is denominated in Canadian Dollars (CAD). As of March 31, 2017 and June 30, 2016, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 96.88% of the equity, and MITY-Lite management owns the remaining portion.  MITY FSC does not have material operations.  This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distribute it to its shareholders based on pro-rata ownership.  During the three months ended December 31, 2016, we received $406 of such commission, which we recognized as other income. On January 17, 2017, we invested an additional $8,000 of Senior Secured Term Loan A and $8,000 of Senior Secured Term Loan B debt investments in MITY, to fund an acquisition.

(25)
NPH Property Holdings, LLC, a consolidated entity in which we own 100% of the membership interests, owns 100% of the common equity of National Property REIT Corp. (“NPRC”) (f/k/a National Property Holdings Corp.), a property REIT which holds investments in several real estate properties. Additionally, NPRC invests in online consumer loans through ACL Loan Holdings, Inc. (“ACLLH”) and American Consumer Lending Limited (“ACLL”), its wholly-owned subsidiaries. We report NPRC as a separate controlled company. See Note 3 for further discussion of the properties held by NPRC. On August 1, 2016, we made an investment into ACLL, under the ACLL credit agreement, for senior secured term loans, Term Loan C, with the same terms as the existing ACLLH Term Loan C due to us. On January 1, 2017, we restructured our investment in NPRC and exchanged $55,000 of Senior Secured Term Loan E for common stock.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2017 (Unaudited) and June 30, 2016 (Continued)

(26)
Nationwide Acceptance Holdings LLC, a consolidated entity in which we own 100% of the membership interests, owns 94.48% and 93.79% of Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC), the operating company, as of March 31, 2017 and June 30, 2016, respectively. We report Nationwide Loan Company LLC as a separate controlled company. On June 1, 2015, Nationwide Acceptance LLC completed a reorganization and was renamed Nationwide Loan Company LLC ( “Nationwide”) and formed two new wholly-owned subsidiaries: Pelican Loan Company LLC (“Pelican”) and Nationwide Consumer Loans LLC. Nationwide assigned 100% of the equity interests in its other subsidiaries to Pelican which, in turn, assigned these interests to a new operating company wholly-owned by Pelican named Nationwide Acceptance LLC (“New Nationwide”). New Nationwide also assumed the existing senior subordinated term loan due to Prospect.

(27)
NMMB Holdings, a consolidated entity in which we own 100% of the equity, owns 96.33% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of March 31, 2017 and June 30, 2016. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.

(28)	Prospect owns 99.96% of the equity of USES Corp. as of March 31, 2017 and June 30, 2016.

(29)
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

(30)
On March 14, 2017, assets previously held by Ark-La-Tex Wireline Services, LLC (“Ark-La-Tex”) were assigned to Wolf Energy Services Company, LLC, a new wholly-owned subsidiary of Wolf Energy Holdings, in exchange for a full reduction of Ark-La-Tex’s Senior Secured Term Loan A and a partial reduction of the Senior Secured Term Loan B cost basis, in total equal to $22,145. The cost basis of the transferred assets is equal to the appraised fair value of assets at the time of transfer.

(31)	Prospect owns 12.63% of the equity in Targus Cayman HoldCo Limited, the parent company of Targus International LLC as of March 31, 2017 and June 30, 2016.

(32)
We own 99.9999% of AGC/PEP, LLC. AGC/PEP, LLC owns 2,038 out of a total of 93,485 shares (including 7,456 vested and unvested management options) of American Gilsonite Holding Company which owns 100% of American Gilsonite Company. On October 24, 2016, American Gilsonite Company filed for a joint prepackaged plan of reorganization under Chapter 11 of the bankruptcy code. As of March 31, 2017, AGC/PEP, LLC has emerged from bankruptcy and Prospect received a total of 131 shares, representing a total ownership stake of 0.05%.

(33)	Centerfield Media Holding Company and Oology Direct Holdings, Inc. are joint borrowers and guarantors on the senior secured loan facilities.

(34)	As of March 31, 2017 and June 30, 2016, we own 1.43% (13,220 shares) of the common and preferred interest of Mineral Fusion Natural, LLC, a subsidiary of Caleel + Hayden, LLC.

(35)	NCP Finance Limited Partnership, NCP Finance Ohio, LLC, and certain affiliates thereof are joint borrowers on the subordinated secured term loan.

(36)
Pegasus Business Intelligence, LP, Paycom Acquisition, LLC, and Paycom Acquisition Corp. are joint borrowers on the senior secured loan facilities. Paycom Intermediate Holdings, Inc. is the parent guarantor of this debt investment. These entities transact business internationally under the trade name Onyx Payments.

(37)	As of March 31, 2017 and June 30, 2016, PGX Holdings, Inc. is the sole borrower on the second lien term loan.

(38)	Security Alarm Financing Enterprises, L.P. and California Security Alarms, Inc. are joint borrowers on the senior subordinated note.

(39)
SB Forging Company, Inc., a consolidated entity in which we own 100% of the equity, owned 100% of Ajax Rolled Ring & Machine, LLC, the operating company, which was sold on October 10, 2014. As part of the sale there was $3,000 being held in escrow, of which $802 and $1,750 was received on May 6, 2015 and May 31, 2016, respectively, for which Prospect realized a gain of the same amount. During the quarter ended September 30, 2016, we determined that the remaining balance of the escrow will not be collected.

(40)	Our wholly-owned subsidiary Prospect Small Business Lending, LLC purchases small business whole loans from small business loan originators, including On Deck Capital, Inc.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2017 (Unaudited) and June 30, 2016 (Continued)

(41)	Trinity Services Group, Inc. and Trinity Services I, LLC are joint borrowers on the senior secured loan facility.

(42)	Turning Point Brands, Inc. and North Atlantic Trading Company, Inc. are joint borrowers and guarantors on the secured loan facility.

(43)
Ellett Brothers, LLC, Evans Sports, Inc., Jerry’s Sports, Inc., Simmons Gun Specialties, Inc., Bonitz Brothers, Inc., and Outdoor Sports Headquarters, Inc. are joint borrowers on the second lien term loan. United Sporting Companies, Inc. is a parent guarantor of this debt investment.

(44)
The interest rate on these investments, excluding those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended March 31, 2017:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
CCPI Inc.	—%	7.00%	7.00%
Cinedigm DC Holdings, LLC	—%	2.50%	2.50%
Credit Central Loan Company	5.09%	4.91%	10.00%
Crosman Corporation - Senior Secured Term Loan A	4.00%	—%	4.00%
Crosman Corporation - Senior Secured Term Loan B	4.00%	—%	4.00%
Echelon Aviation LLC	—%	2.25%	2.25%
Echelon Aviation LLC	—%	1.00%	1.00%
Edmentum Ultimate Holdings, LLC - Unsecured Senior PIK Note	8.50%	—%	8.50%
First Tower Finance Company LLC	2.42%	4.58%	7.00%	(A)
MITY, Inc.	—%	10.00%	10.00%
National Home Healthcare Corp.	0.75%	—%	0.75%	(B)
National Property REIT Corp. - Senior Secured Term Loan A	—%	5.50%	5.50%
National Property REIT Corp. - Senior Secured Term Loan E	—%	5.00%	5.00%
National Property REIT Corp. - Senior Secured Term Loan C to ACL Loan Holdings, Inc.	—%	5.00%	5.00%
National Property REIT Corp. - Senior Secured Term Loan C to American Consumer Lending Limited	—%	5.00%	5.00%
Nationwide Loan Company LLC	—%	10.00%	10.00%
Valley Electric Co. of Mt. Vernon, Inc.	—%	2.50%	2.50%
Valley Electric Company, Inc.	8.50%	—%	8.50%
(A) Investment capitalized PIK of 0.41% on January 3, 2017. Effective January 3, 2017, the PIK rate was amended from 12.00% to 7.00%.
(B) During the three months ended December 31, 2016, the PRIME investment capitalized PIK of 0.75% on January 3, 2017 as the rate was above 11.00%. For the three months ended March 31, 2017, the investment converted to LIBOR.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2017 (Unaudited) and June 30, 2016 (Continued)

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
(C) PIK is capitalized quarterly. The issuer capitalized 3.00% PIK interest on the next payment/capitalization date, which was August 31, 2016.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2017 (Unaudited) and June 30, 2016 (Continued)

(45)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended March 31, 2017 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at March 31, 2017	Interest income	Dividend income	Other income	Net realized gains (losses)
Arctic Energy Services, LLC	38,340	—	—	(23,082)	15,258	—	—	—	—
CCPI Inc.	41,356	—	(214)	856	41,998	2,243	123	—	—
CP Energy Services Inc.	76,002	—	—	(4,797)	71,205	—	—	—	—
Credit Central Loan Company, LLC	52,254	10,467	(403)	654	62,972	7,893	—	—	—
Echelon Aviation LLC	60,821	18,875	(6,800)	5,879	78,775	4,149	200	1,121	—
Edmentum Ultimate Holdings, LLC	44,346	6,812	(6,424)	(3,374)	41,360	1,487	—	—	—
First Tower Finance Company LLC	352,666	13,001	(1,889)	(14,353)	349,425	39,936	—	—	—
Freedom Marine Solutions, LLC	26,618	1,001	—	(3,625)	23,994	—	—	—	—
Gulf Coast Machine & Supply Company	7,312	8,000	(3,022)	(5,146)	7,144	—	—	—	—
MITY, Inc.	54,049	16,000	—	5,615	75,664	4,810	468	886	12
National Property REIT Corp.	843,933	235,327	(142,001)	22,358	959,617	64,988	—	7,618	—
Nationwide Loan Company LLC	35,813	216	—	75	36,104	2,556	3,310	—	—
NMMB, Inc.	10,007	—	—	7,138	17,145	1,142	—	—	—
R-V Industries, Inc.	36,877	—	96	250	37,223	2,149	149	124	172
USES Corp.	40,286	1,500	—	(18,328)	23,458	—	—	—	—
Valley Electric Company, Inc.	31,091	1,288	—	418	32,797	4,190	—	—	—
Wolf Energy, LLC	678	22,145	(2,768)	(1,475)	18,580	—	—	—	—
Total	$1,752,449	$334,632	$(163,425)	$(30,937)	$1,892,719	$135,543	$4,250	$9,749	$184
* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion and PIK interest.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales and impairments.

(46)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended March 31, 2017 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at March 31, 2017	Interest income	Dividend income	Other income	Net realized gains (losses)
BNN Holdings Corp.	2,842	—	(2,227)	(615)	—	—	—	—	137
Targus International LLC	8,478	—	—	(1,239)	7,239	—	—	—	—
Total	$11,320	$—	$(2,227)	$(1,854)	$7,239	$—	$—	$—	$137
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2017 (Unaudited) and June 30, 2016 (Continued)

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
***Effective May 23, 2016, American Property REIT Corp. (“APRC”) and United Property REIT Corp. (“UPRC”) merged with and into NPRC, to consolidate all of our real estate holdings, with NPRC as the surviving entity. No gain or loss was recognized upon the merger.
****NPRC’s gross reductions include the amortized amounts of $73,314 and $75,592 transferred in from APRC and UPRC, respectively, in conjunction with the merger described above.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2017 (Unaudited) and June 30, 2016 (Continued)

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
We consolidate certain of our wholly-owned and substantially wholly-owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements: AMU Holdings Inc.; APH Property Holdings, LLC (“APH”); Arctic Oilfield Equipment USA, Inc.; CCPI Holdings Inc.; CP Holdings of Delaware LLC; Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC; Harbortouch Holdings of Delaware Inc.; MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc.; NPH Property Holdings, LLC (“NPH”); STI Holding, Inc.; UPH Property Holdings, LLC (“UPH”); Valley Electric Holdings I, Inc.; Valley Electric Holdings II, Inc.; and Wolf Energy Holdings Inc. (“Wolf Energy Holdings”). On October 10, 2014, concurrent with the sale of the operating company, our ownership increased to 100% of the outstanding equity of ARRM Services, Inc. (“ARRM”) which was renamed SB Forging Company, Inc. (“SB Forging”). As such, we began consolidating SB Forging on October 11, 2014. Effective May 23, 2016, in connection with the merger of American Property REIT Corp. (“APRC”) and United Property REIT Corp. (“UPRC”) with and into National Property REIT Corp. (“NPRC”), APH and UPH merged with and into NPH, and were dissolved. We collectively refer to these entities as the “Consolidated Holding Companies.”
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

Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three and nine months ended March 31, 2017.

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
Investment Transactions
Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. In accordance with ASC 325-40, Beneficial Interest in Securitized Financial Assets, investments in CLOs are periodically assessed for other-than-temporary impairment (“OTTI”). When the Company determines that a CLO has OTTI, the amortized cost basis of the CLO is written down to its fair value as of the date of the determination based on events and information evaluated and that write-down is recognized as a realized loss. For the periods ended March 31, 2017 and June 30, 2016, there were no OTTI assessed for any CLO investment within our portfolio. Amounts for investments traded but not yet settled are reported in Due to Broker or Due from Broker, respectively, in the Consolidated Statements of Assets and Liabilities.
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
Our investments in CLOs are classified as Level 3 securities under ASC 820 and are valued primarily using a discounted multi-path cash flow model. The CLO structures are analyzed to identify the risk exposures and appropriate call date (i.e., expected maturity). These risk factors are sensitized using Monte Carlo simulations to generate probability-weighted (i.e., multi-path) cash flows for the underlying assets and liabilities.  These cash flows are discounted using appropriate market discount rates, and relevant data in the CLO market and certain benchmark credit indices are considered, to determine the value of each CLO investment.  In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the discount rate that would be effective for the corresponding multi-path estimate of value.  We are not responsible for and have no influence over the asset management of the portfolios underlying the CLO investments we hold as those portfolios are managed by non-affiliated third party CLO collateral managers. The main risk factors are: default risk, interest rate risk, downgrade risk, and credit spread risk.
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
Convertible Notes
We have recorded the Convertible Notes at their contractual amounts. We have determined that the embedded conversion options in the Convertible Unsecured Notes are not required to be separately accounted for as a derivative under ASC 815, Derivatives and Hedging. See Note 5 for further discussion.
Revenue Recognition
Realized gains or losses on the sale of investments are calculated using the specific identification method.
Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized and accreted into interest income over the respective terms of the applicable loans using the effective interest method or straight-line, as applicable, and adjusted only for material amendments or prepayments. Upon a prepayment of a loan, prepayment premiums, original issue discount, or market discounts are recorded as interest income. Other income generally includes amendment fees, commitment fees, administrative agent fees and structuring fees which are recorded when earned.
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current. As of March 31, 2017, approximately 1.4% of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of March 31, 2017, we do not expect to have any excise tax due for the 2017 calendar year. Thus, we have not accrued any excise tax for this period.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 2017 and for the three and nine months then ended, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2013 and thereafter remain subject to examination by the Internal Revenue Service.
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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of March 31, 2017 and June 30, 2016, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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
In October 2016, the SEC adopted significant reforms under the 1940 Act that impose extensive new disclosure and reporting obligations on most 1940 Act funds (collectively, the “Reporting Rules”). The Reporting Rules greatly expand the volume of information regarding fund portfolio holdings and investment practices that must be disclosed. The adopted amendments to Regulation S-X for 1940 Act funds and BDCs include an update to the disclosures for investments in and advances to affiliates, and the requirement to include in their financial statements a standardized schedule containing detailed information about derivative investments (among other changes). The amendments to Regulation S-X are effective August 1, 2017, and adoption of the amended reform is not expected to have a significant effect on our consolidated financial statements and disclosures.

Note 3. Portfolio Investments
At March 31, 2017, we had investments in 125 long-term portfolio investments, which had an amortized cost of $6,253,429 and a fair value of $6,024,766. At June 30, 2016, we had investments in 125 long-term portfolio investments, which had an amortized cost of $6,091,100 and a fair value of $5,897,708.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $1,266,294 and $685,064 during the nine months ended March 31, 2017 and March 31, 2016, respectively. Debt repayments and considerations from sales of equity securities of approximately $1,061,839 and $955,415 were received during the nine months ended March 31, 2017 and March 31, 2016, respectively.
The following table shows the composition of our investment portfolio as of March 31, 2017 and June 30, 2016.

	March 31, 2017		June 30, 2016
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$21,471	$21,471	$13,274	$13,274
Senior Secured Debt	3,090,513	2,922,332	3,072,839	2,941,722
Subordinated Secured Debt	1,239,061	1,230,677	1,228,598	1,209,604
Subordinated Unsecured Debt	37,792	41,995	75,878	68,358
Small Business Loans	11,075	10,521	14,603	14,215
CLO Residual Interest	1,145,589	1,072,517	1,083,540	1,009,696
Equity	707,928	725,253	602,368	640,839
Total Investments	$6,253,429	$6,024,766	$6,091,100	$5,897,708
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

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of March 31, 2017.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$21,471	$21,471
Senior Secured Debt	—	—	2,922,332	2,922,332
Subordinated Secured Debt	—	—	1,230,677	1,230,677
Subordinated Unsecured Debt	—	—	41,995	41,995
Small Business Loans	—	—	10,521	10,521
CLO Residual Interest	—	—	1,072,517	1,072,517
Equity	—	—	725,253	725,253
Total Investments	$—	$—	$6,024,766	$6,024,766
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2016.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$13,274	$13,274
Senior Secured Debt	—	—	2,941,722	2,941,722
Subordinated Secured Debt	—	—	1,209,604	1,209,604
Subordinated Unsecured Debt	—	—	68,358	68,358
Small Business Loans	—	—	14,215	14,215
CLO Residual Interest	—	—	1,009,696	1,009,696
Equity	—	—	640,839	640,839
Total Investments	$—	$—	$5,897,708	$5,897,708
The following tables show the aggregate changes in the fair value of our Level 3 investments during the nine months ended March 31, 2017.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2016	$1,752,449	$11,320	$4,133,939	$5,897,708
Net realized gains (losses) on investments	184	137	(1,438)	(1,117)
Net change in unrealized losses	(30,937)	(1,854)	(2,480)	(35,271)
Net realized and unrealized losses	(30,753)	(1,717)	(3,918)	(36,388)
Purchases of portfolio investments	300,921	—	951,047	1,251,968
Payment-in-kind interest	11,003	—	3,323	14,326
Accretion (amortization) of discounts and premiums	563	—	(43,500)	(42,937)
Repayments and sales of portfolio investments	(163,609)	(2,364)	(893,938)	(1,059,911)
Transfers within Level 3(1)	22,145	—	(22,145)	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of March 31, 2017	$1,892,719	$7,239	$4,124,808	$6,024,766

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2016	$13,274	$2,941,722	$1,209,604	$68,358	$14,215	$—	$1,009,696	$640,839	$5,897,708
Net realized gains (losses) on investments	—	238	146	5	(2,378)	—	—	872	(1,117)
Net change in unrealized (losses) gains	—	(37,062)	10,610	11,723	(167)	—	773	(21,148)	(35,271)
Net realized and unrealized (losses) gains	—	(36,824)	10,756	11,728	(2,545)	—	773	(20,276)	(36,388)
Purchases of portfolio investments	15,621	683,381	328,791	—	42,164	—	108,676	73,335	1,251,968
Payment-in-kind interest	—	4,364	8,048	1,914	—	—	—	—	14,326
Accretion (amortization) of discounts and premiums	—	499	3,192	—	—	—	(46,628)	—	(42,937)
Repayments and sales of portfolio investments	(7,424)	(593,665)	(329,714)	(40,005)	(43,313)	—	—	(45,790)	(1,059,911)
Transfers within Level 3(1)	—	(77,145)	—	—	—	—	—	77,145	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of March 31, 2017	$21,471	$2,922,332	$1,230,677	$41,995	$10,521	$—	$1,072,517	$725,253	$6,024,766

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
The following tables show the aggregate changes in the fair value of our Level 3 investments during the nine months ended March 31, 2016.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2015	$1,974,202	$45,945	$4,589,151	$6,609,298
Net realized gains (losses) on investments	7	(14,194)	(6,872)	(21,059)
Net change in unrealized (losses) gains	(40,779)	535	(212,792)	(253,036)
Net realized and unrealized losses	(40,772)	(13,659)	(219,664)	(274,095)
Purchases of portfolio investments	224,058	1,263	452,268	677,589
Payment-in-kind interest	3,524	—	3,951	7,475
Amortization of discounts and premiums	—	—	(62,631)	(62,631)
Repayments and sales of portfolio investments	(162,989)	(42,922)	(746,620)	(952,531)
Transfers within Level 3(1)	—	21,461	(21,461)	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of March 31, 2016	$1,998,023	$12,088	$3,994,994	$6,005,105

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2015	$30,546	$3,533,447	$1,205,303	$144,271	$50,892	$32,398	$1,113,023	$499,418	$6,609,298
Net realized (losses) gains on investments	—	(1,245)	(7,457)	8	(4,875)	3,911	—	(11,401)	(21,059)
Net change in unrealized (losses) gains	(202)	(51,642)	10,160	(3,853)	(294)	(3,784)	(149,736)	(53,685)	(253,036)
Net realized and unrealized (losses) gains	(202)	(52,887)	2,703	(3,845)	(5,169)	127	(149,736)	(65,086)	(274,095)
Purchases of portfolio investments	6,142	367,732	90,604	—	62,621	—	96,620	53,870	677,589
Payment-in-kind interest	—	4,838	540	2,097	—	—	—	—	7,475
Accretion (amortization) of discounts and premiums	—	194	763	—	—	390	(63,978)	—	(62,631)
Repayments and sales of portfolio investments	(27,096)	(639,265)	(72,447)	(72,706)	(87,570)	(32,915)	—	(20,532)	(952,531)
Transfers within Level 3(1)	—	(124,585)	(75,232)	—	—	—	—	199,817	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of March 31, 2016	$9,390	$3,089,474	$1,152,234	$69,817	$20,774	$—	$995,929	$667,487	$6,005,105

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
The net change in unrealized depreciation on the investments that use Level 3 inputs was $(46,678) and $(266,054) for investments still held as of March 31, 2017 and March 31, 2016, respectively.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2017 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Technique	Input	Range	Weighted Average
Senior Secured Debt	2,064,999	Discounted Cash Flow (Yield analysis)	Market Yield	5.7%-22.8%	11.0%
Senior Secured Debt	207,265	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	4.0x-9.0x	6.8x
Senior Secured Debt	37,543	Enterprise Value Waterfall (Market approach)	Revenue Multiple	0.3x-0.6x	0.5x
Senior Secured Debt	47,099	Enterprise Value Waterfall (Discounted cash flow)	Discount Rate	6.6%-8.6%	7.6%
Senior Secured Debt	10,239	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt (1)	279,593	Enterprise Value Waterfall	Loss-adjusted discount rate	3.0%-14.4%	11.2%
Senior Secured Debt (2)	297,065	Enterprise Value Waterfall (NAV Analysis)	Capitalization Rate	3.4%-8.3%	5.9%
		Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Subordinated Secured Debt	874,512	Discounted Cash Flow (Yield analysis)	Market Yield	8.6%-27.5%	12.7%
Subordinated Secured Debt	28,622	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	5.8x-6.8x	6.3x
Subordinated Secured Debt (3)	327,543	Enterprise Value Waterfall (Market approach)	Book Value Multiple	1.2x-3.5x	2.5x
		Enterprise Value Waterfall (Market approach)	Earnings Multiple	7.0x-11.0x	10.2x
Subordinated Unsecured Debt	41,995	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	5.8x-8.5x	7.7x
Small Business Loans (4)	10,521	Discounted Cash Flow	Loss-adjusted Discount Rate	3.1%-32.3%	31.8%
CLO Residual Interest	1,072,517	Discounted Cash Flow	Discount Rate	12.9%-22.4%	16.2%
Preferred Equity	8,263	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	4.0x-10.0x	5.5x
Preferred Equity	71,205	Enterprise Value Waterfall (Market approach)	Revenue Multiple	2.8x-3.3x	3.0x
Common Equity/Interests/Warrants	48,902	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	4.0x-9.0x	6.0x
Common Equity/Interests/Warrants	16,600	Enterprise Value Waterfall (Market approach)	Revenue Multiple	0.3x-3.3x	1.6x
Common Equity/Interests/Warrants (1)	103,794	Enterprise Value Waterfall	Loss-adjusted discount rate	3.0%-14.4%	11.2%
Common Equity/Interests/Warrants (2)	188,427	Enterprise Value Waterfall (NAV analysis)	Capitalization Rate	3.4%-8.3%	5.9%
		Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Common Equity/Interests/Warrants (3)	118,183	Enterprise Value Waterfall (Market approach)	Book Value Multiple	1.2x-3.5x	2.3x
		Enterprise Value Waterfall (Market approach)	Earnings Multiple	7.0x-11.0x	10.0x
Common Equity/Interests/Warrants (5)	90,738	Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Common Equity/Interests/Warrants	31,676	Discounted Cash Flow	Discount Rate	6.6%-8.6%	7.6%
Common Equity/Interests/Warrants	2,775	Discounted Cash Flow (Yield analysis)	Market Yield	16.0%-18.0%	17.0%
Common Equity/Interests/Warrants	42,481	Liquidation Analysis	N/A	N/A	N/A
Escrow Receivable	2,209	Discounted Cash Flow	Discount Rate	7.2%-8.3%	7.8%
Total Level 3 Investments	$6,024,766

(1)
Represents an investment in a Real Estate Investment subsidiary. The Enterprise Value analysis includes the fair value of our investments in such indirect subsidiary’s consumer loans purchased from online consumer lending platforms, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above. In addition, the valuation also used projected loss rates as an unobservable input ranging from 0.31-21.89%, with a weighted average of 9.49%.

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

(4)
Includes our investments in small business whole loans purchased from OnDeck. Valuation also used projected loss rates as an unobservable input ranging from 0.00%-0.90%, with a weighted average of 0.46%.

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
In determining the range of values for our investments in CLOs, management and the independent valuation firm use primarily a discounted multi-path cash flow model. The valuations were accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view as well as to determine an appropriate call date (i.e., expected maturity). These risk factors are sensitized using Monte Carlo simulations to generate probability-weighted (i.e., multi-path) cash flows for the underlying assets and liabilities. These cash flows are discounted using appropriate market discount rates, and relevant data in the CLO market and certain benchmark credit indices are considered, to determine the value of each CLO investment. In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the discount rate that would be effective for the corresponding multi-path estimate of value.
Our portfolio consists of residual interests in CLOs, which involve a number of significant risks. CLOs are typically very highly levered (10 - 14 times), and therefore the residual interest tranches that we invest in are subject to a higher degree of risk of total loss. In particular, investors in CLO residual interests indirectly bear risks of the underlying loan investments held by such CLOs. We generally have the right to receive payments only from the CLOs, and generally do not have direct rights against the underlying borrowers or the entity that sponsored the CLOs. While the CLOs we target generally enable the investor to acquire interests in a pool of senior loans without the expenses associated with directly holding the same investments, the prices of indices and securities underlying our CLOs will rise or fall. These prices (and, therefore, the prices of the CLOs) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally. The failure by a CLO investment in which we invest to satisfy financial covenants, including with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO fails certain tests, holders of debt senior to us would be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.

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
During the nine months ended March 31, 2017, the valuation methodology for Arctic Energy Services, LLC (“Arctic Energy”) changed to remove the discounted cash flow analysis and add the liquidation analysis. As a result of the company’s performance and current market conditions, the fair value of our investment in Arctic Energy decreased to $15,258 as of March 31, 2017, a discount of $45,618 from its amortized cost, compared to the $22,536 unrealized depreciation recorded at June 30, 2016.
During the nine months ended March 31, 2017, the valuation methodology for Ark-La-Tex Wireline Services, LLC (“Ark-La-Tex”) changed to remove the enterprise value waterfall approach. In addition, on March 14, 2017, assets previously held by Ark-La-Tex were assigned to Wolf Energy Services Company, LLC, (“Wolf Energy Services”) a wholly-owned subsidiary of Wolf Energy Holdings, in exchange for a reduction of Ark-La-Tex’s debt by $22,145, eliminating Senior Secured Term Loan A in full. As a result of this change, and in recognition of recent company performance, the fair value of our investment in Ark-La-Tex decreased to $1,450 as of March 31, 2017, a discount of $19,997 from its amortized cost, compared to the $32,548 unrealized depreciation recorded at June 30, 2016.
During the nine months ended March 31, 2017, the valuation methodology for CP Energy Services Inc. (“CP Energy”) changed to remove the discounted cash flow analysis. As a result of the company’s performance and current market conditions, the fair value of our investment in CP Energy decreased to $71,205 as of March 31, 2017, a discount of $42,295 from its amortized cost, compared to the $37,498 unrealized depreciation recorded at June 30, 2016.
During the nine months ended March 31, 2017, the valuation methodology for Nixon, Inc. (“Nixon”) changed to remove the discounted cash flow yield analysis approach and adding the liquidation analysis. As a result of the company’s performance the fair value of our investment in Nixon decreased to $1,552 as of March 31, 2017, a discount of $12,645 from its amortized cost, compared to the $2,421 unrealized depreciation recorded at June 30, 2016.
During the nine months ended March 31, 2017, the valuation methodology for Pacific World Corporation (“Pacific World”) changed to incorporate an enterprise value waterfall approach. As a result of this change as well as the impairment of Term Loan B, the fair value of our investment in Pacific World decreased to $177,436 as of March 31, 2017, a discount of $30,789 from its amortized cost, compared to the $20,797 unrealized depreciation recorded at June 30, 2016.
During the nine months ended March 31, 2017, the valuation methodology for USES Corp. (“USES”) changed to remove the discounted cash flow yield analysis approach. As a result of the company’s performance the fair value of our investment in USES decreased to $23,458 as of March 31, 2017, a discount of $39,768 from its amortized cost, compared to the $21,440 unrealized depreciation recorded at June 30, 2016.
During the nine months ended March 31, 2017, we provided $75,591 of debt and $25,200 of equity financing to NPRC for the acquisition of real estate properties and $11,028 of equity financing to NPRC to fund capital expenditures for existing properties. In addition, during the nine months ended March 31, 2017, we received partial repayments of $27,204 of our loans previously outstanding and $30,797 as a return of capital on our equity investment.
During the nine months ended March 31, 2017, we provided $100,429 and $23,077 of debt and equity financing, respectively, to NPRC and its wholly-owned subsidiaries to support the online consumer lending initiative. In addition, during the nine months ended March 31, 2017, we received partial repayments of $78,628 of our loans previously outstanding with NPRC and its wholly-owned subsidiaries and $5,372 as a return of capital on our equity investment in NPRC.

The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of March 31, 2017, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 119,859 individual loans and had an aggregate fair value of $774,990. The average outstanding individual loan balance is approximately $7 and the loans mature on dates ranging from April 1, 2017 to March 22, 2024 with a weighted-average outstanding term of 32 months as of March 31, 2017. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 24.1%. As of March 31, 2017, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $383,387.
As of March 31, 2017, based on outstanding principal balance, 6.0% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 16.8% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 77.2% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659).

Loan Type	Outstanding Principal Balance	Fair Value	Weighted Average Interest Rate*
Super Prime	$48,184	$47,576	11.8%
Prime	135,885	131,058	15.6%
Near Prime	625,694	596,356	26.9%
*Weighted by outstanding principal balance of the online consumer loans.

As of March 31, 2017, our investment in NPRC and its wholly-owned subsidiaries had an amortized cost of $820,702 and a fair value of $959,617, including our investment in online consumer lending as discussed above. The fair value of $576,230 related to NPRC’s real estate portfolio was comprised of thirty-eight multi-families properties, twelve self-storage units, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of March 31, 2017.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	46,700
3	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	20,363
4	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
5	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	179,706
6	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,375
7	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,845
8	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,700
9	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,550
10	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	14,092
11	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
12	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	19,941
13	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	23,308
14	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	32,964
15	Uptown Park Apartments II, LLC	Altamonte Springs, FL	11/19/2013	36,590	29,816
16	Mission Gate II, LLC	Plano, TX	11/19/2013	47,621	41,658
17	St. Marin Apartments II, LLC	Coppell, TX	11/19/2013	73,078	62,468
18	Atlanta Eastwood Village LLC	Stockbridge, GA	12/12/2013	25,957	22,991
19	Atlanta Monterey Village LLC	Jonesboro, GA	12/12/2013	11,501	11,186
20	Atlanta Hidden Creek LLC	Morrow, GA	12/12/2013	5,098	4,789
21	Atlanta Meadow Springs LLC	College Park, GA	12/12/2013	13,116	13,170
22	Atlanta Meadow View LLC	College Park, GA	12/12/2013	14,354	13,225
23	Atlanta Peachtree Landing LLC	Fairburn, GA	12/12/2013	17,224	15,665

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
24	APH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	27,754
25	Plantations at Hillcrest, LLC	Mobile, AL	1/17/2014	6,930	4,810
26	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	8,001
27	APH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,663
28	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
29	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
30	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
31	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
32	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
33	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
34	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
35	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	8,927	6,695
36	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
37	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	74,198
38	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	13,055
39	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	13,502
40	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	23,256
41	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	14,480
42	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	14,115
43	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	18,328
44	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	17,200
45	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	9,600
46	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
47	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
48	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
49	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
50	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
51	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
52	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	41,250
53	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
54	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
55	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
56	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
57	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	44,727
58	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	5,292
59	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	15,921
60	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
61	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
				$1,648,341	$1,355,717
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

On February 3, 2016, lenders foreclosed on Targus Group International, Inc., and our $21,613 first lien term loan was extinguished and exchanged for 1,262,737 common units representing 12.63% equity ownership in Targus Cayman HoldCo Limited, the parent company of Targus.  On February 17, 2016, we provided additional debt financing to support the recapitalization of Targus. As part of the recapitalization, we invested an additional $1,263 in a new senior secured Term Loan A notes and were allocated $3,788 in new senior secured Term Loan B notes. During the same period, Targus was written-down for tax purposes and a realized loss of $14,194 was realized for the amount that the amortized cost exceeded the fair value.
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
On March 14, 2017, assets previously held by Ark-La-Tex were assigned to Wolf Energy Services, a new wholly-owned subsidiary of Wolf Energy Holdings, in exchange for a full reduction of Ark-La-Tex’s Senior Secured Term Loan A and a partial reduction of the Senior Secured Term Loan B cost basis, in total equal to $22,145. The cost basis of the transferred assets is equal to the appraised fair value of assets at the time of transfer.
As of March 31, 2017, $3,722,306 of our loans, at fair value, bear interest at floating rates and have LIBOR floors ranging from 0.3% to 4.0%. As of March 31, 2017, $494,169 of our loans, at fair value, bear interest at fixed rates ranging from 5.0% to 20.0%. As of June 30, 2016, $3,737,046 of our loans, at fair value, bore interest at floating rates and have LIBOR floors ranging from 0.3% to 4.0%. As of June 30, 2016, $495,912 of our loans, at fair value, bore interest at fixed rates ranging from 5.0% to 22.0%.

At March 31, 2017, nine loan investments were on non-accrual status: Ark-La-Tex, Edmentum Ultimate Holdings, LLC Unsecured Junior PIK Note, Gulf Coast Machine & Supply Company (“Gulf Coast”), Nixon, Spartan Energy Services, Inc. (“Spartan”), Targus, USES, Venio LLC (“Venio”) and Wolf Energy, LLC (“Wolf Energy). At June 30, 2016, seven loan investments were on non-accrual status: Ark-La-Tex, Gulf Coast, Spartan, Targus, USES, Venio and Wolf Energy. Cost balances of these loans amounted to $209,478 and $189,121 as of March 31, 2017 and June 30, 2016, respectively. The fair value of these loans amounted to $85,920 and $90,540 as of March 31, 2017 and June 30, 2016, respectively. The fair values of these investments represent approximately 1.4% and 1.4% of our total assets at fair value as of March 31, 2017 and June 30, 2016, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 4.00%. As of March 31, 2017 and June 30, 2016, we had $26,863 and $40,560, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of March 31, 2017 and June 30, 2016.
During the nine months ended March 31, 2016, we sold $74,377 of the outstanding principal balance of the senior secured Term Loan A investments in certain portfolio companies. There was no gain or loss realized on the sale. No such investments were sold for the nine months ended March 31, 2017. We serve as an agent for these loans and collect a servicing fee from the counterparties on behalf of the Investment Adviser. We receive a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser. See Note 13 for further discussion.
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
Income, consisting of interest, dividends, fees, other investment income and gains or losses, which can fluctuate upon repayment or sale of an investment or the marking to fair value an investment in any given period can be highly concentrated among several investments. After performing the income analysis for the nine months ended March 31, 2017, as currently promulgated by the SEC, we determined that one of our controlled investments individually generated more than 20% of our income during the nine months ended March 31, 2017.
The following tables show summarized financial information for NPRC and its subsidiaries, which met the 20% income test for the nine months ended March 31, 2017:

	March 31, 2017	June 30, 2016
Balance Sheet Data
Cash and cash equivalents	$113,961	$74,691
Real estate, net	1,506,592	1,100,548
Unsecured consumer loans at fair value	774,990	674,423
Other assets	37,414	31,575
Mortgages payable	1,345,024	962,784
Revolving credit facilities and other secured financing	464,657	364,030
Notes payable, due to Prospect or Affiliate	575,186	561,282
Other liabilities	37,283	32,118
Total equity	10,807	(38,977)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016(1)	2017	2016(1)
Summary of Operations
Total revenue	$125,667	$74,527	$320,773	$225,986
Total expenses	79,449	60,367	236,973	188,652
Operating income	46,218	14,160	83,800	37,334
Depreciation and amortization	21,380	12,969	55,650	40,925
Fair value adjustment	(26,640)	(20,848)	(73,553)	(38,583)
Net loss	$(1,802)	$(19,657)	$(45,403)	$(42,174)
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
Note 4. Revolving Credit Facility
On August 29, 2014, we renegotiated our previous credit facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility” or the “Revolving Credit Facility”). The lenders have extended commitments of $885,000 under the 2014 Facility as of March 31, 2017. The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.
The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of March 31, 2017, we were in compliance with the applicable covenants.
Interest on borrowings under the 2014 Facility is one-month LIBOR plus 225 basis points. Additionally, the lenders charge a fee on the unused portion of the 2014 Facility equal to either 50 basis points if at least 35% of the credit facility is drawn or 100 basis points otherwise. The 2014 Facility requires us to pledge assets as collateral in order to borrow under the credit facility.
As of March 31, 2017 and June 30, 2016, we had $668,589 and $538,456, respectively, available to us for borrowing under the Revolving Credit Facility, of which nothing was outstanding at either date. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $885,000. As of March 31, 2017, the investments, including cash and money market funds, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,530,920, which represents 24.9% of our total investments, including cash and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $12,405 of fees, of which $3,539 were carried over for continuing participants from the previous facility, all of which are being amortized over the term of the facility in accordance with ASC 470-50. $5,463 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities as of March 31, 2017.
During the three months ended March 31, 2017 and March 31, 2016, we recorded $3,218 and $3,046, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the nine months ended March 31, 2017 and March 31, 2016, we recorded $9,247 and $10,291, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.

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
On April 16, 2012, we issued $130,000 aggregate principal amount of convertible notes that mature on October 15, 2017 (the “2017 Notes”), unless previously converted or repurchased in accordance with their terms. The 2017 Notes bear interest at a rate of 5.375% per year, payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2012. Total proceeds from the issuance of the 2017 Notes, net of underwriting discounts and offering costs, were $126,035. On March 28, 2016, we repurchased $500 aggregate principal amount of the 2017 Notes at a price of 98.25, including commissions. The transaction resulted in our recognizing a $9 gain for the period ended March 31, 2016. See Note 18 for discussion of our repurchases subsequent to March 31, 2017.
On August 14, 2012, we issued $200,000 aggregate principal amount of convertible notes that mature on March 15, 2018 (the “2018 Notes”), unless previously converted or repurchased in accordance with their terms. The 2018 Notes bear interest at a rate of 5.75% per year, payable semi-annually on March 15 and September 15 of each year, beginning March 15, 2013. Total proceeds from the issuance of the 2018 Notes, net of underwriting discounts and offering costs, were $193,600. See Note 18 for discussion of our repurchases subsequent to March 31, 2017.
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

	2017 Notes	2018 Notes	2019 Notes	2020 Notes
Initial conversion rate(1)	85.8442	82.3451	79.7766	80.6647
Initial conversion price	$11.65	$12.14	$12.54	$12.40
Conversion rate at March 31, 2017(1)(2)	87.7516	84.1497	79.8360	80.6670
Conversion price at March 31, 2017(2)(3)	$11.40	$11.88	$12.53	$12.40
Last conversion price calculation date	4/16/2016	8/14/2016	12/21/2016	4/11/2016
Dividend threshold amount (per share)(4)	$0.101500	$0.101600	$0.110025	$0.110525

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)	The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

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
In connection with the issuance of the Convertible Notes, we incurred $29,116 of fees which are being amortized over the terms of the notes, of which $10,718 remains to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities as of March 31, 2017.
During the three months ended March 31, 2017 and March 31, 2016, we recorded $13,484 and $16,039, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the nine months ended March 31, 2017 and March 31, 2016, we recorded $41,674 and $52,957, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
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
On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market program with FBR Capital Markets & Co. through which we could sell, by means of at-the-market offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes. As of March 31, 2017, we issued $199,281 in aggregate principal amount of our 2024 Notes for net proceeds of $193,253 after commissions and offering costs.
The 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes, we incurred $13,613 of fees which are being amortized over the term of the notes, of which $9,521 remains to be amortized and is included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities as of March 31, 2017.

During the three months ended March 31, 2017 and March 31, 2016, we recorded $11,026 and $10,352, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the nine months ended March 31, 2017 and March 31, 2016, we recorded $32,864 and $26,513, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the nine months ended March 31, 2017, we issued $109,221 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $107,860. The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2017.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$109,221	4.75%–5.50%	5.15%	July 15, 2021 – March 15, 2022
During the nine months ended March 31, 2016, we issued $74,862 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $73,738. These notes were issued with stated interest rates ranging from 4.63% to 6.00% with a weighted average interest rate of 5.10%. These notes mature between July 15, 2020 and December 15, 2025.

The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2016.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$37,930	4.63%–5.50%	4.93%	July 15, 2020 – March 15, 2021
6.5	35,155	5.10%–5.25%	5.25%	January 15, 2022 – May 15, 2022
7	990	5.63%–5.75%	5.65%	November 15, 2022 – December 15, 2022
10	787	5.88%–6.00%	5.89%	November 15, 2025 – December 15, 2025
	$74,862

During the nine months ended March 31, 2017, we repaid $6,460 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the nine months ended March 31, 2017 was $205. The following table summarizes the Prospect Capital InterNotes® outstanding as of March 31, 2017.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3.5	3,109	4.00%	4.00%	April 15, 2017
4	45,690	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	368,009	4.25%–5.50%	5.01%	July 15, 2018 – March 15, 2022
5.2	4,440	4.63%	4.63%	August 15, 2020 – September 15, 2020
5.3	2,686	4.63%	4.63%	September 15, 2020
5.4	5,000	4.75%	4.75%	August 15, 2019
5.5	109,243	4.25%–5.00%	4.65%	February 15, 2019 – November 15, 2020
6	2,182	3.38%	3.38%	April 15, 2021 – May 15, 2021
6.5	40,702	5.10%–5.50%	5.24%	February 15, 2020 – May 15, 2022
7	191,515	4.00%–6.55%	5.13%	June 15, 2019 – December 15, 2022
7.5	1,996	5.75%	5.75%	February 15, 2021
10	37,509	4.13%–7.00%	6.14%	March 15, 2022 – December 15, 2025
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,300	5.25%–6.00%	5.36%	May 15, 2028 – November 15, 2028
18	21,770	4.13%–6.25%	5.53%	December 15, 2030 – August 15, 2031
20	4,292	5.63%–6.00%	5.89%	November 15, 2032 – October 15, 2033
25	34,494	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	112,944	5.50%–6.75%	6.24%	November 15, 2042 – October 15, 2043
	$1,005,859

During the nine months ended March 31, 2016, we repaid $3,769 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the nine months ended March 31, 2016 was $95.

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
	$908,808
In connection with the issuance of Prospect Capital InterNotes®, we incurred $24,084 of fees which are being amortized over the term of the notes, of which $14,514 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of March 31, 2017.
During the three months ended March 31, 2017 and March 31, 2016, we recorded $13,736 and $12,282, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the nine months ended March 31, 2017 and March 31, 2016, we recorded $40,196 and $36,120, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.

Note 8. Fair Value and Maturity of Debt Outstanding
The following table shows our outstanding debt as of March 31, 2017.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility (2)	$—	$5,463	$—	(3)	$—		1ML+2.25%	(6)

2017 Notes	129,500	365	129,135		131,220	(4)	5.91%	(7)
2018 Notes	200,000	1,239	198,761		205,514	(4)	6.42%	(7)
2019 Notes	200,000	2,128	197,872		205,734	(4)	6.51%	(7)
2020 Notes	392,000	6,986	385,014		387,100	(4)	5.38%	(7)
Convertible Notes	921,500		910,782		929,568

5.00% 2019 Notes	300,000	1,901	298,099		310,023	(4)	5.29%	(7)
2023 Notes	250,000	4,236	245,764		259,450	(4)	6.22%	(7)
2024 Notes	199,281	5,342	193,939		206,455	(4)	6.72%	(7)
Public Notes	749,281		737,802		775,928

Prospect Capital InterNotes®	1,005,859	14,514	991,345		1,015,593	(5)	5.62%	(8)
Total	$2,676,640		$2,639,929		$2,721,089

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of March 31, 2017.

(2)	The maximum draw amount of the Revolving Credit facility as of March 31, 2017 is $885,000.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Note 2 for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

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
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of March 31, 2017.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$—	$—	$—	$—	$—
Convertible Notes	921,500	329,500	200,000	392,000	—
Public Notes	749,281	—	300,000	—	449,281
Prospect Capital InterNotes®	1,005,859	40,040	276,241	451,879	237,699
Total Contractual Obligations	$2,676,640	$369,540	$776,241	$843,879	$686,980

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
Note 9. Stock Repurchase Program, Equity Offerings, Offering Expenses, and Distributions
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify shareholders of our intention to purchase our common stock. Our last notice was delivered with our annual proxy mailing on September 21, 2016 and our most recent notice was delivered with a shareholder letter mailing on April 14, 2017. This notice extends for six months after the date that notice is delivered.
We did not repurchase any shares of our common stock for the nine months ended March 31, 2017. During the nine months ended March 31, 2016, we repurchased 4,708,750 shares of our common stock pursuant to the Repurchase Program. Our NAV per share was increased by approximately $0.02 for the nine months ended March 31, 2016 as a result of the share repurchases.

There were no repurchases made for the three months ended March 31, 2017 under our Repurchase Program. The following table summarizes our share repurchases under our Repurchase Program for the nine months ended March 31, 2016.

Repurchases of Common Stock	Nine Months Ended March 31, 2016
Dollar amount repurchased	$34,140
Shares Repurchased	4,708,750
Weighted average price per share	$7.25
Weighted average discount to June 30, 2015 Net Asset Value	30%
As of March 31, 2017, the approximate dollar value of shares that may yet be purchased under the plan is $65,860.
Excluding dividend reinvestments, during the nine months ended March 31, 2017 and March 31, 2016, we did not issue any shares of our common stock.
On November 3, 2016, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $4,945,873 of additional debt and equity securities in the public market as of March 31, 2017.

During the nine months ended March 31, 2017 and March 31, 2016, we distributed approximately $268,989 and $266,920, respectively, to our stockholders. The following table summarizes our distributions declared and payable for the nine months ended March 31, 2016 and March 31, 2017.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/6/2015	7/31/2015	8/20/2015	$0.083330	$29,909
5/6/2015	8/31/2015	9/17/2015	0.083330	29,605
8/24/2015	9/30/2015	10/22/2015	0.083330	29,601
8/24/2015	10/30/2015	11/19/2015	0.083330	29,600
11/4/2015	11/30/2015	12/24/2015	0.083330	29,611
11/4/2015	12/31/2015	1/21/2016	0.083330	29,616
11/4/2015	1/29/2016	2/18/2016	0.083330	29,641
2/9/2016	2/29/2016	3/24/2016	0.083330	29,663
2/9/2016	3/31/2016	4/21/2016	0.083330	29,674
Total declared and payable for the nine months ended March 31, 2016				$266,920

5/9/2016	7/29/2016	8/18/2016	$0.083330	$29,783
5/9/2016	8/31/2016	9/22/2016	0.083330	29,809
8/25/2016	9/30/2016	10/20/2016	0.083330	29,837
8/25/2016	10/31/2016	11/17/2016	0.083330	29,863
11/8/2016	11/30/2016	12/22/2016	0.083330	29,890
11/8/2016	12/30/2016	1/19/2017	0.083330	29,915
11/8/2016	1/31/2017	2/16/2017	0.083330	29,940
2/7/2017	2/28/2017	3/23/2017	0.083330	29,963
2/7/2017	3/31/2017	4/20/2017	0.083330	29,989
Total declared and payable for the nine months ended March 31, 2017				$268,989
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during nine months ended March 31, 2017 and March 31, 2016. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to March 31, 2017:

•	$0.08333 per share for April 2017 to holders of record on April 28, 2017 with a payment date of May 18, 2017.
During the nine months ended March 31, 2017 and March 31, 2016, we issued 2,778,472 and 1,731,768 shares of our common stock, respectively, in connection with the dividend reinvestment plan.
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

During the nine months ended March 31, 2017, Prospect officers purchased 2,072,495 shares of our stock, or 0.6% of total outstanding shares as of March 31, 2017, both through the open market transactions and shares issued in connection with our dividend reinvestment plan.
As of March 31, 2017, we have reserved 75,782,455 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5).

Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three and nine months ended March 31, 2017 and March 31, 2016.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Structuring and amendment fees (refer to Note 3)	$6,841	$213	$17,114	$10,967
Royalty and Net Revenue interests	1,476	1,732	3,979	5,471
Administrative agent fees	187	255	519	637
Total Other Income	$8,504	$2,200	$21,612	$17,075
Note 11. Net Increase in Net Assets per Share
The following information sets forth the computation of net increase in net assets resulting from operations per share during the three and nine months ended March 31, 2017 and March 31, 2016.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net increase in net assets resulting from operations	$19,492	$75,508	$201,738	$8,205
Weighted average common shares outstanding	359,402,527	355,779,088	358,468,092	355,994,927
Net increase in net assets resulting from operations per share	$0.05	$0.21	$0.56	$0.02
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
We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. shareholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. For the 2017 calendar year, 61.90% of our distributions as of March 31, 2017 qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non U.S. shareholders.

For the tax year ending August 31, 2017, the tax character of dividends paid to shareholders through March 31, 2017 is expected to be ordinary income. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending August 31, 2017.

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

	Tax Year Ended August 31,
	2016	2015	2014
Net increase in net assets resulting from operations	$262,832	$360,572	$317,671
Net realized loss on investments	22,666	164,230	28,244
Net unrealized (gains) losses on investments	73,181	(157,745)	24,638
Other temporary book-to-tax differences	(51,181)	98,289	(9,122)
Permanent differences	2,489	2,436	(4,317)
Taxable income before deductions for distributions	$309,987	$467,782	$357,114
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. The Regulated Investment Company Modernization Act (the “RIC Modernization Act”) was enacted on December 22, 2010. Under the RIC Modernization Act, capital losses incurred by taxpayers in taxable years beginning after the date of enactment will be allowed to be carried forward indefinitely and are allowed to retain their character as either short-term or long-term losses. As such, the capital loss carryforwards generated by us after the August 31, 2011 tax year will not be subject to expiration. Any losses incurred in post-enactment tax years will be required to be utilized prior to the losses incurred in pre-enactment tax years. As of August 31, 2016, we had capital loss carryforwards of approximately $314,625 available for use in later tax years. Of the amount available as of August 31, 2016, $32,612 and $46,156 will expire on August 31, 2017 and 2018, respectively, and $235,857 is not subject to expiration. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, some of the Company's capital loss carryforwards may become permanently unavailable due to limitations by the Code.
For the tax year ended August 31, 2016, we had cumulative taxable income in excess of cumulative distributions of $57,615 for which we elected a spillback dividend.
As of March 31, 2017, the cost basis of investments for tax purposes was $6,341,977 resulting in estimated gross unrealized gains and losses of $291,396 and $607,607, respectively. As of June 30, 2016, the cost basis of investments for tax purposes was $6,175,709 resulting in estimated gross unrealized gains and losses of $192,035 and $470,036, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of March 31, 2017 and June 30, 2016 was calculated based on the book cost of investments as of March 31, 2017 and June 30, 2016, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2016 and 2015, respectively.
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
The total gross base management fee incurred to the favor of the Investment Adviser was $30,829 and $31,442 during the three months ended March 31, 2017 and March 31, 2016, respectively. The total gross base management fee incurred to the favor of the Investment Adviser was $93,263 and $97,109 during the nine months ended March 31, 2017 and March 31, 2016, respectively.
The Investment Adviser has entered into a servicing agreement with certain institutions that purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. During the three months ended March 31, 2017 and March 31, 2016, we received payments of $280 and $465, respectively, from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments, which reduced the base management fee payable to $30,549 and $30,977 for the three months ended March 31, 2017 and March 31, 2016, respectively. During the nine months ended March 31, 2017 and March 31, 2016, we received payments of $1,036 and $1,397, respectively, from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments, which reduced the base management fee payable to $92,227 and $95,712 for the nine months ended March 31, 2017 and March 31, 2016, respectively.
The incentive fee has two parts. The first part, the income incentive fee, is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees and other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement described below, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital gains or losses. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a “hurdle rate” of 1.75% per quarter (7.00% annualized).
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
The total income incentive fee incurred was $18,270 and $21,906 during the three months ended March 31, 2017 and March 31, 2016, respectively. The fees incurred for the nine months ended March 31, 2017 and March 31, 2016 were $59,101 and $69,940, respectively. No capital gains incentive fee was incurred during the three or nine months ended March 31, 2017 and March 31, 2016.
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
The allocation of gross overhead expense from Prospect Administration was $7,970 and $5,700 for the three months ended March 31, 2017 and March 31, 2016, respectively. Prospect Administration received estimated payments of $4,389 and $2,764 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the three months ended March 31, 2017 and March 31, 2016, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. Net overhead during the three months ended March 31, 2017 and March 31, 2016 totaled $3,581 and $2,936, respectively.

The allocation of gross overhead expense from Prospect Administration was $17,283 and $14,948 for the nine months ended March 31, 2017 and March 31, 2016, respectively. Prospect Administration received estimated payments of $6,636 and $5,613 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the nine months ended March 31, 2017 and March 31, 2016, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. (See Managerial Assistance section below and Note 14 for further discussion.) Additionally, during the nine months ended March 31, 2017, other operating expenses in the amount of $876 incurred by us, which were attributable to CCPI, have been reimbursed by CCPI and are reflected as an offset to our overhead allocation. No such reimbursements or expenses occurred during the nine months ended March 31, 2016. During the nine months ended March 31, 2016, we renegotiated the managerial assistance agreement with First Tower LLC and reversed $1,200 of previously accrued managerial assistance at First Tower Delaware, $600 of which was expensed during the three months ended December 31, 2015, as the fee was paid by First Tower LLC, which decreased our overhead expense. During the nine months ended March 31, 2016, we also incurred $379 of overhead expense related to our consolidated entity SB Forging. Therefore, net overhead during the nine months ended March 31, 2017 and March 31, 2016 totaled $9,771 and $9,114, respectively.
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
During the three months ended March 31, 2017 and March 31, 2016, we received payments of $2,443 and $1,793, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the nine months ended March 31, 2017 and March 31, 2016, we received payments of $5,340 and $4,413, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the nine months ended March 31, 2016, we reversed $1,200 of managerial assistance expense related to our consolidated entity First Tower Delaware which was included within allocation from Prospect Administration on our Consolidated Statement of Operations for the nine months ended March 31, 2016. The $1,200 was subsequently paid to Prospect Administration by First Tower LLC, the operating company. See Note 14 for further discussion.
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
We reimburse CLO investment valuation service fees initially borne by Priority Income Fund, Inc. During the three months ended March 31, 2017 and March 31, 2016, we recognized expenses that were reimbursed for valuation services of $25 and $29, respectively. During the nine months ended March 31, 2017 and March 31, 2016, we recognized expenses that were reimbursed for valuation services of $77 and $86, respectively.
As of March 31, 2017, we had co-investments with Priority Income Fund, Inc. in the following CLO funds: Apidos CLO XXII, Babson CLO Ltd. 2014-III, Carlyle Global Market Strategies CLO 2016-3, Ltd., Cent CLO 21 Limited, CIFC Funding 2014-IV Investor, Ltd., CIFC Funding 2016-I, Ltd., Galaxy XVII CLO, Ltd., Halcyon Loan Advisors Funding 2014-2 Ltd., Halcyon Loan Advisors Funding 2015-3 Ltd., HarbourView CLO VII, Ltd., Jefferson Mill CLO Ltd., Mountain View CLO IX Ltd., Octagon Investment Partners XVIII, Ltd., Symphony CLO XIV Ltd., Voya IM CLO 2014-1 Ltd., Voya CLO 2016-3, Ltd. and Washington Mill CLO Ltd; however HarbourView CLO VII, Ltd. and Octagon Investment Partners XVIII, Ltd. are not considered co-investments pursuant to the Order as they were purchased on the secondary market.
Note 14. Transactions with Controlled Companies
The descriptions below detail the transactions which Prospect Capital Corporation (“Prospect”) has entered into with each of our controlled companies. Certain of the controlled entities discussed below were consolidated effective July 1, 2014 (see Note 1). As such, transactions with these Consolidated Holding Companies for the three and nine months ended March 31, 2017 and March 31, 2016 are presented on a consolidated basis.
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

The following interest payments were accrued and paid from APRC to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$1,885
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	6,488
Nine Months Ended March 31, 2017	—
Included above, the following payment-in-kind interest from APRC was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	558
Nine Months Ended March 31, 2017	—
The following net revenue interest payments were paid from APRC to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2016	$228
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	702
Nine Months Ended March 31, 2017	—
The following managerial assistance payments were paid from APRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2016	$148
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	443
Nine Months Ended March 31, 2017	—
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$86
March 31, 2017	—
The following payments were paid from APRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to APRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2016	$390
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	612
Nine Months Ended March 31, 2017	—

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
The following interest payments were accrued and paid from Arctic Energy to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	1,123
Nine Months Ended March 31, 2017	—

The following managerial assistance payments were paid from Arctic Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	50
Nine Months Ended March 31, 2017	—

The following managerial assistance recognized had not yet been paid by Arctic Energy to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2016	$50
March 31, 2017	125
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
As of June 30, 2016, after the departure of a former CCPI executive, Prospect’s ownership of CCPI increased to 94.59%.

The following amounts were paid from CCPI to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2016	$113
Three Months Ended March 31, 2017	113
Nine Months Ended March 31, 2016	4,337
Nine Months Ended March 31, 2017	337

The following cash distributions were declared and paid from CCPI to Prospect and recognized as a return of capital by Prospect:

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	1,918
Nine Months Ended March 31, 2017	—
During the three months ended September 30, 2016, Prospect reclassified $123 of return of capital received from CCPI in prior periods as dividend income.

The following dividends were declared and paid from CCPI to Prospect and recognized as dividend income by Prospect:

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	3,195
Nine Months Ended March 31, 2017	123
All dividends were paid from earnings and profits of CCPI.
The following interest payments were accrued and paid from CCPI to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$751
Three Months Ended March 31, 2017	745
Nine Months Ended March 31, 2016	2,329
Nine Months Ended March 31, 2017	2,243
Included above, the following payment-in-kind interest from CCPI was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$161
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	475
Nine Months Ended March 31, 2017	—
The following managerial assistance payments were paid from CCPI to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2016	$60
Three Months Ended March 31, 2017	60
Nine Months Ended March 31, 2016	180
Nine Months Ended March 31, 2017	180
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$60
March 31, 2017	60
The following payments were paid from CCPI to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to CCPI (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	96
Nine Months Ended March 31, 2017	—

The following amounts were due from CCPI to Prospect for reimbursement of expenses paid by Prospect on behalf of CCPI and were included by Prospect within other receivables:

June 30, 2016	$2
March 31, 2017	2
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
The following interest payments were accrued and paid from CP Well to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	(390)
Nine Months Ended March 31, 2017	—
As of September 30, 2015, due to a pending sale transaction, we reversed $4,616 of previously recognized payment-in-kind interest from CP Well of which we do not expect to receive.

Included above, the following payment-in-kind interest from CP Well was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	(2,819)
Nine Months Ended March 31, 2017	—
The following managerial assistance payments were paid from CP Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2016	$75
Three Months Ended March 31, 2017	75
Nine Months Ended March 31, 2016	225
Nine Months Ended March 31, 2017	225
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$75
March 31, 2017	75

The following payments were paid from CP Energy to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to CP Energy (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	15
Nine Months Ended March 31, 2016	—
Nine Months Ended March 31, 2017	15
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
During the nine months ended March 31, 2017, $564 of the aforementioned original issue discount of $7,521 accreted.
The following amounts were paid from Credit Central to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2016	$323
Three Months Ended March 31, 2017	403
Nine Months Ended March 31, 2016	323
Nine Months Ended March 31, 2017	403
The following interest payments were accrued and paid from Credit Central to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$1,842
Three Months Ended March 31, 2017	2,605
Nine Months Ended March 31, 2016	5,556
Nine Months Ended March 31, 2017	7,329
Included above, the following payment-in-kind interest from Credit Central was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$323
Three Months Ended March 31, 2017	888
Nine Months Ended March 31, 2016	323
Nine Months Ended March 31, 2017	2,803
The following interest income recognized had not yet been paid by Credit Central to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$21
March 31, 2017	29
The following net revenue interest payments were paid from Credit Central to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2016	$614
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	1,852
Nine Months Ended March 31, 2017	—
The following managerial assistance payments were paid from Credit Central to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2016	$175
Three Months Ended March 31, 2017	175
Nine Months Ended March 31, 2016	525
Nine Months Ended March 31, 2017	525
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$175
March 31, 2017	175
The following amounts were due to Credit Central from Prospect for reimbursement of expenses paid by Credit Central on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2016	$3
March 31, 2017	—
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
On December 9, 2016, Prospect made a follow-on $16,045 first lien senior secured debt and $2,830 equity investment in Echelon to support an asset acquisition, increasing Prospect’s ownership to 98.71%. Prospect also recognized $1,121 in structuring fee income as a result of the transaction.

The following dividends were declared and paid from Echelon to Prospect and recognized as dividend income by Prospect:

Three Months Ended March 31, 2016	$7,250
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	7,250
Nine Months Ended March 31, 2017	200
All dividends were paid from earnings and profits of Echelon.

The following interest payments were accrued and paid from Echelon to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$1,440
Three Months Ended March 31, 2017	1,568
Nine Months Ended March 31, 2016	4,360
Nine Months Ended March 31, 2017	4,149
The following interest income recognized had not yet been paid by Echelon to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$2,335
March 31, 2017	1,045
The following managerial assistance payments were paid from Echelon to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2016	$63
Three Months Ended March 31, 2017	63
Nine Months Ended March 31, 2016	188
Nine Months Ended March 31, 2017	188
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$63
March 31, 2017	63
The following payments were paid from Echelon to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Echelon (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	162
Nine Months Ended March 31, 2016	120
Nine Months Ended March 31, 2017	217
The following amounts were due from Echelon to Prospect for reimbursement of expenses paid by Prospect on behalf of Echelon and were included by Prospect within other receivables:

June 30, 2016	$—
March 31, 2017	4
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
During the six months ended June 30, 2016, Prospect funded an additional $6,424 in the second lien revolving credit facility.
During the three months ended March 31, 2017, Prospect funded an additional $4,896 in the second lien revolving credit facility.

The following amounts were paid from Edmentum to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	4,897
Nine Months Ended March 31, 2017	6,424
The following interest payments were accrued and paid from Edmentum to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$843
Three Months Ended March 31, 2017	(342)
Nine Months Ended March 31, 2016	2,728
Nine Months Ended March 31, 2017	1,487
Included above, the following payment-in-kind interest from Edmentum was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$833
Three Months Ended March 31, 2017	144
Nine Months Ended March 31, 2016	2,099
Nine Months Ended March 31, 2017	1,916
The following interest income recognized had not yet been paid by Edmentum to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$639
March 31, 2017	118
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
During the three months ended December 31, 2016, Prospect made an additional $8,005 equity investment to First Tower.

The following amounts were paid from First Tower to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	952
Nine Months Ended March 31, 2016	679
Nine Months Ended March 31, 2017	1,889
The following interest payments were accrued and paid from First Tower to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$14,195
Three Months Ended March 31, 2017	11,036
Nine Months Ended March 31, 2016	42,499
Nine Months Ended March 31, 2017	39,936
Included above, the following payment-in-kind interest from First Tower was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	1,612
Nine Months Ended March 31, 2016	348
Nine Months Ended March 31, 2017	4,996
The following interest income recognized had not yet been paid by First Tower to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$156
March 31, 2017	122
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

The following managerial assistance payments were accrued and paid from First Tower Delaware to Prospect Administration and recognized by Prospect as an expense:

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	(1,200)
Nine Months Ended March 31, 2017	—
The following managerial assistance payments were paid from First Tower Finance to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	600
Nine Months Ended March 31, 2016	—
Nine Months Ended March 31, 2017	1,800
The following managerial assistance payments received by Prospect have not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$600
March 31, 2017	600

The following amounts were due from First Tower to Prospect for reimbursement of expenses paid by Prospect on behalf of First Tower and were included by Prospect within other receivables:

June 30, 2016	$2
March 31, 2017	2
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
During the three months ended March 31, 2017, Prospect purchased an additional $400 in membership interests in Freedom Marine to support its ongoing operations and liquidity needs.
The following interest payments were accrued and paid from Vessel to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	159
Nine Months Ended March 31, 2017	—
The following interest payments were accrued and paid from Vessel II to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	427
Nine Months Ended March 31, 2017	—
The following interest payments were accrued and paid from Vessel III to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	526
Nine Months Ended March 31, 2017	—
The following managerial assistance payments were paid from Freedom Marine to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	75
Nine Months Ended March 31, 2017	—
The following managerial assistance recognized had not yet been paid by Freedom Marine to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2016	$225
March 31, 2017	450
The following payments were paid from Freedom Marine to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Freedom Marine (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	65
Nine Months Ended March 31, 2017	—
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
During the nine months ended March 31, 2017, Prospect made additional investments of $8,000 in the first lien term loan to Gulf Coast to fund capital improvements to key forging equipment and other liquidity needs.
The following amounts were paid from Gulf Coast to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	75
Nine Months Ended March 31, 2017	3,022
The following payments were paid from Gulf Coast to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Gulf Coast (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	—
Nine Months Ended March 31, 2017	503
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

In addition to the repayments noted above, the following amounts were paid from Harbortouch to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2016	$1,410
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	3,991
Nine Months Ended March 31, 2017	—
The following cash distributions were declared and paid from Harbortouch to Prospect and recognized as a return of capital by Prospect:

Three Months Ended March 31, 2016	$14
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	37
Nine Months Ended March 31, 2017	—
The following interest payments were accrued and paid from Harbortouch to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$7,612
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	23,129
Nine Months Ended March 31, 2017	—
The following managerial assistance payments were paid from Harbortouch to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2016	$125
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	375
Nine Months Ended March 31, 2017	—
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$83
March 31, 2017	—
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

On January 17, 2017, Prospect invested an additional $8,000 of Senior Secured Term Loan A and $8,000 of Senior Secured Term Loan B debt investments in MITY to fund an acquisition. Prospect recognized structuring fee income of $480 from this additional investment.
The following dividends were declared and paid from MITY to Prospect and recognized by Prospect as divided income:

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	710
Nine Months Ended March 31, 2017	468
All dividends were paid from earnings and profits of MITY.
The following interest payments were accrued and paid from MITY to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$1,293
Three Months Ended March 31, 2017	1,772
Nine Months Ended March 31, 2016	3,904
Nine Months Ended March 31, 2017	4,385
Included above, the following payment-in-kind interest from MITY was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	140
Nine Months Ended March 31, 2017	—
The following interest income recognized had not yet been paid by MITY to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$440
March 31, 2017	21
The following interest payments were accrued and paid from Broda Canada to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$136
Three Months Ended March 31, 2017	139
Nine Months Ended March 31, 2016	421
Nine Months Ended March 31, 2017	425
The following interest income recognized had not yet been paid by Broda Canada to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$48
March 31, 2017	—
During the nine months March 31, 2016, there was favorable fluctuation in the foreign currency exchange rate and Prospect recognized $7 of realized gain related to its investment in Broda Canada. During the nine months ended March 31, 2017, there was a favorable fluctuation in the foreign currency exchange rate and Prospect recognized $12 of realized gain related to its investment in Broda Canada.

The following managerial assistance payments were paid from MITY to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2016	$75
Three Months Ended March 31, 2017	75
Nine Months Ended March 31, 2016	225
Nine Months Ended March 31, 2017	225
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$—
March 31, 2017	75
The following managerial assistance recognized had not yet been paid by MITY to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2016	$75
March 31, 2017	—
The following payments were paid from MITY to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to MITY (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	62
Nine Months Ended March 31, 2016	59
Nine Months Ended March 31, 2017	62
The following amounts were due from MITY to Prospect for reimbursement of expenses paid by Prospect on behalf of MITY and were included within other receivables:

June 30, 2016	$—
March 31, 2017	6
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

On January 30, 2017 Prospect made a $41,365 investment in NPRC, of which $30,644 was a Senior Term Loan and $10,721 was used to purchase additional common equity of NPRC through NPH. The proceeds were utilized by NPRC to purchase a 92.5% ownership interest in 9220 Old Lantern Way LLC for $41,333 and to pay $32 of legal services provided by attorneys at Prospect Administration. The JV was purchased for $187,250 which included debt financing and minority interest of $153,580 and $3,351, respectively. The remaining proceeds were used to pay $827 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $4,415 of third party expenses, $1,857 of pre-funded capital expenditures, and $3,540 of prepaid assets, with $375 retained by the JV for working capital.
On February 27, 2017 NPRC used sale and supplemental loan proceeds to make a partial repayment on the Senior Term Loan of $18,000 and a return of capital on Prospects’ equity investment in NPRC of $11,648. In connection to the partial repayment of the Senior Term Loan, NPRC paid a prepayment premium of $180 to Prospect (which was recognized by Prospect as interest income).
On March 7, 2017, Prospect made a $289 investment in NPRC used to purchase additional common equity of NPRC through NPH. The proceeds were utilized by NPRC to purchase additional ownership interest in SSIL I, LLC for $288. The minority interest holder also invested an additional $72 in the JV. The proceeds were used by the JV to fund $360 of capital expenditures.
On March 16, 2017, Prospect made a $4,273 investment in NPRC used to purchase additional common equity of NPRC through NPH. The proceeds were utilized by NPRC to purchase additional ownership interest in eight multi-family properties for $4,272 and pay $1 of legal services provided by attorneys at Prospect Administration. The proceeds were used by the JV to fund $4,272 of capital expenditures.
During the nine months ended March 31, 2017, we provided $100,429 and $23,077 of debt and equity financing, respectively, to NPRC and its wholly-owned subsidiaries to support the online consumer lending initiative. In addition, during the nine months ended March 31, 2017, we received partial repayments of $78,628 of our loans previously outstanding with NPRC and its wholly-owned subsidiaries and $5,372 as a return of capital on our equity investment in NPRC.

The following interest payments were accrued and paid by NPRC to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$14,177
Three Months Ended March 31, 2017	14,188
Nine Months Ended March 31, 2016	27,586
Nine Months Ended March 31, 2017	46,971
Included above, the following payment-in-kind interest from NPRC was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	703
Nine Months Ended March 31, 2017	—
The following interest income recognized had not yet been paid by NPRC to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$174
March 31, 2017	154
The following interest payments were accrued and paid by ACLLH to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$1,320
Three Months Ended March 31, 2017	3,941
Nine Months Ended March 31, 2016	17,774
Nine Months Ended March 31, 2017	12,363
The following interest income recognized had not yet been paid by ACLLH to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$44
March 31, 2017	44
The following interest payments were accrued and paid by ACLL to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	1,877
Nine Months Ended March 31, 2016	—
Nine Months Ended March 31, 2017	3,477
The following interest income recognized had not yet been paid by ACLL to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$—
March 31, 2017	21
The following prepayment penalty payments were paid from NPRC to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	180
Nine Months Ended March 31, 2016	—
Nine Months Ended March 31, 2017	2,177

The following net revenue interest payments were paid from NPRC to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2016	$601
Three Months Ended March 31, 2017	1,476
Nine Months Ended March 31, 2016	2,031
Nine Months Ended March 31, 2017	3,965
The following structuring fees were paid from NPRC to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	827
Nine Months Ended March 31, 2016	180
Nine Months Ended March 31, 2017	2,147
The following structuring fees were paid from ACLLH to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2016	$26
Three Months Ended March 31, 2017	171
Nine Months Ended March 31, 2016	1,683
Nine Months Ended March 31, 2017	1,506
The following managerial assistance payments were paid from NPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2016	$128
Three Months Ended March 31, 2017	325
Nine Months Ended March 31, 2016	383
Nine Months Ended March 31, 2017	975
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$210
March 31, 2017	325
The following payments were paid from NPRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to NPRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2016	$780
Three Months Ended March 31, 2017	3,620
Nine Months Ended March 31, 2016	1,808
Nine Months Ended March 31, 2017	5,056
The following amounts were due from NPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of NPRC and included by Prospect within other receivables:

June 30, 2016	$—
March 31, 2017	1
The following amounts were due from ACLLH to Prospect for reimbursement of expenses paid by Prospect on behalf of ACLLH and included by Prospect within other receivables:

June 30, 2016	$—
March 31, 2017	2

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
On August 31, 2016, Prospect made an additional $124 investment in the senior subordinated term loan to Nationwide. Prospect also made an additional equity investment totaling $92, increasing Prospect’s ownership in Nationwide to 94.48%.
The following dividends were declared and paid from Nationwide to Prospect and recognized as dividend income by Prospect:

Three Months Ended March 31, 2016	$963
Three Months Ended March 31, 2017	730
Nine Months Ended March 31, 2016	2,651
Nine Months Ended March 31, 2017	3,310
All dividends were paid from earnings and profits of Nationwide.
The following amounts were paid from Nationwide to Prospect and recognized by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2016	$300
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	300
Nine Months Ended March 31, 2017	—
The following interest payments were accrued and paid from Nationwide to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$852
Three Months Ended March 31, 2017	841
Nine Months Ended March 31, 2016	2,368
Nine Months Ended March 31, 2017	2,556
Included above, the following payment-in-kind interest from Nationwide was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$300
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	300
Nine Months Ended March 31, 2017	—

The following interest income recognized had not yet been paid by Nationwide to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$9
March 31, 2017	9

The following managerial assistance payments were paid from Nationwide to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2016	$100
Three Months Ended March 31, 2017	100
Nine Months Ended March 31, 2016	300
Nine Months Ended March 31, 2017	300
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$100
March 31, 2017	100
The following amounts were due to Nationwide from Prospect for reimbursement of expenses paid by Nationwide on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2016	$4
March 31, 2017	—
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
The following interest payments were accrued and paid from NMMB to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$131
Three Months Ended March 31, 2017	130
Nine Months Ended March 31, 2016	397
Nine Months Ended March 31, 2017	396
The following interest income recognized had not yet been paid by NMMB to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$1
March 31, 2017	1
The following interest payments were accrued and paid from Armed Forces to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$248
Three Months Ended March 31, 2017	245
Nine Months Ended March 31, 2016	749
Nine Months Ended March 31, 2017	746
The following interest income recognized had not yet been paid by Armed Forces to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$3
March 31, 2017	3
The following managerial assistance payments were paid from NMMB to Prospect and subsequently remitted to Prospect
Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	38
Nine Months Ended March 31, 2016	—
Nine Months Ended March 31, 2017	113
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$—
March 31, 2017	38
The following managerial assistance recognized had not yet been paid by NMMB to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2016	$1,100
March 31, 2017	1,288
The following amounts were due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB and were included by Prospect within other receivables:

June 30, 2016	$2
March 31, 2017	—
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
The following amounts were paid from R-V to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2016	$614
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	614
Nine Months Ended March 31, 2017	—
The following dividends were declared and paid from R-V to Prospect and recognized as dividend income by Prospect:

Three Months Ended March 31, 2016	$75
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	224
Nine Months Ended March 31, 2017	149
All dividends were paid from earnings and profits of R-V.
During the three months ended March 31, 2017, cash distributions of $76 that were declared and paid from R-V to Prospect were recognized as a return of capital by Prospect.
The following interest payments were accrued and paid from R-V to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$730
Three Months Ended March 31, 2017	718
Nine Months Ended March 31, 2016	2,192
Nine Months Ended March 31, 2017	2,149
The following managerial assistance payments were paid from R-V to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2016	$45
Three Months Ended March 31, 2017	45
Nine Months Ended March 31, 2016	135
Nine Months Ended March 31, 2017	120
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$45
March 31, 2017	45
The following payments were paid from R-V to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to R-V (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	17
Nine Months Ended March 31, 2016	—
Nine Months Ended March 31, 2017	17
The following amounts were due to R-V from Prospect for reimbursement of expenses paid by R-V on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2016	$1
March 31, 2017	—
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

During the three months ended March 31, 2017, Prospect incurred $53 of additional overhead expense related to SB Forging ,which will be given to us as a credit for services payable to Prospect Administration in the June 2017 quarter.

The following payments were paid from SB Forging to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to SB Forging (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	53
Nine Months Ended March 31, 2016	—
Nine Months Ended March 31, 2017	598
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

The following interest payments were accrued and paid by UPRC to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$1,954
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	5,774
Nine Months Ended March 31, 2017	—

The following net revenue interest payments were paid from UPRC to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2016	$289
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	883
Nine Months Ended March 31, 2017	—
The following managerial assistance payments were paid from UPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2016	$50
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	150
Nine Months Ended March 31, 2017	—
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$29
March 31, 2017	—
The following payments were paid from UPRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to UPRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2016	$300
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	518
Nine Months Ended March 31, 2017	—
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

On February 22, 2017, Prospect provided additional $1,500 debt financing to USES and its subsidiaries in the form of additional Term Loan A debt.

The following managerial assistance recognized had not yet been paid by USES to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2016	$—
March 31, 2017	250
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

The following interest payments were accrued and paid from Valley Electric to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$1,076
Three Months Ended March 31, 2017	1,137
Nine Months Ended March 31, 2016	3,160
Nine Months Ended March 31, 2017	3,356
Included above, the following payment-in-kind interest from Valley Electric was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$350
Three Months Ended March 31, 2017	522
Nine Months Ended March 31, 2016	1,307
Nine Months Ended March 31, 2017	1,288
The following interest income recognized had not yet been paid by Valley Electric to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$12
March 31, 2017	13
The following interest payments were accrued and paid from Valley to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$277
Three Months Ended March 31, 2017	274
Nine Months Ended March 31, 2016	835
Nine Months Ended March 31, 2017	834
Included above, the following payment-in-kind interest from Valley was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	90
Nine Months Ended March 31, 2017	—
The following interest income recognized had not yet been paid by Valley to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$3
March 31, 2017	3
The following managerial assistance payments were paid from Valley to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2016	$75
Three Months Ended March 31, 2017	75
Nine Months Ended March 31, 2016	225
Nine Months Ended March 31, 2017	225
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$75
March 31, 2017	75

The following payments were paid from Valley Electric to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Valley Electric (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2016	$—
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	9
Nine Months Ended March 31, 2017	—
The following amounts were due from Valley to Prospect for reimbursement of expenses paid by Prospect on behalf of Valley and were included by Prospect within other receivables:

June 30, 2016	$—
March 31, 2017	1
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
On March 14, 2017, $22,145 of assets previously held by Ark-La-Tex Wireline Services, LLC (“Ark-La-Tex”) were assigned to Wolf Energy Services Company, LLC, (“Wolf Energy Services”) a wholly-owned subsidiary of Wolf Energy Holdings. During the three months ended March 31, 2017, Wolf Energy Services received $2,768 from the partial sale of these transferred assets.
The following managerial assistance payments were paid from Wolf Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2016	$110
Three Months Ended March 31, 2017	—
Nine Months Ended March 31, 2016	110
Nine Months Ended March 31, 2017	28
The following managerial assistance recognized had not yet been paid by Wolf Energy to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2016	$14
March 31, 2017	14

Note 15. Litigation
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of March 31, 2017. Our Investment Adviser and Administrator were named as defendants in a lawsuit filed on April 21, 2016 by a purported shareholder of Prospect in the United States District Court for the Southern District of New York under the caption Paskowitz v. Prospect Capital Management and Prospect Administration. The complaint alleged that the defendants received purportedly excessive management and administrative services fees from us in violation of Section 36(b) of the 1940 Act. The plaintiff sought to recover on behalf of us damages in an amount not specified in the complaint. On June 30, 2016, the Investment Adviser and the Administrator filed a motion to dismiss the complaint in its entirety. On January 24, 2017, the court granted the motion to dismiss, finding that the shareholder’s complaint failed to state a cause of action and entering judgment dismissing the action. On February 21, 2017, the shareholder filed a notice of appeal to the United States Court of Appeals for the Second Circuit of the district court’s judgment dismissing the action.
Note 16. Financial Highlights
The following is a schedule of financial highlights for the three and nine months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2017	2016		2017		2016
Per Share Data
Net asset value at beginning of period	$9.62	$9.65		$9.62		$10.31
Net investment income(1)	0.20	0.25		0.66		0.79
Net realized and change in unrealized losses(1)	(0.15)	(0.04)		(0.10)		(0.77)
Net increase from operations	0.05	0.21		0.56		0.02
Distributions of net investment income	(0.25)	(0.25)		(0.75)		(0.75)
Common stock transactions(2)	0.01	—	(4)	—	(4)	0.03
Net asset value at end of period	$9.43	$9.61		$9.43		$9.61

Per share market value at end of period	$9.04	$7.27		$9.04		$7.27
Total return based on market value(3)	11.30%	8.25%		26.27%		9.62%
Total return based on net asset value(3)	0.77%	3.50%		7.07%		3.58%
Shares of common stock outstanding at end of period	359,885,703	356,113,777		359,885,703		356,113,777
Weighted average shares of common stock outstanding	359,402,527	355,779,088		358,468,092		355,994,927

Ratios/Supplemental Data
Net assets at end of period	$3,392,168	$3,422,416		$3,392,168		$3,422,416
Portfolio turnover rate	5.06%	0.38%		17.72%		10.86%
Annualized ratio of operating expenses to average net assets	11.45%	11.89%		11.58%		12.01%
Annualized ratio of net investment income to average net assets	8.54%	10.23%		9.19%		10.53%

The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2016:

	Year Ended June 30,
	2016	2015	2014	2013	2012
Per Share Data
Net asset value at beginning of year	$10.31	$10.56	$10.72	$10.83	$10.36
Net investment income(1)	1.04	1.03	1.19	1.57	1.63
Net realized and change in unrealized (losses) gains(1)	(0.75)	(0.05)	(0.13)	(0.50)	0.04
Net increase from operations	0.29	0.98	1.06	1.07	1.67
Distributions of net investment income	(1.00)	(1.19)	(1.32)	(1.28)	(1.22)
Common stock transactions(2)	0.02	(0.04)	0.10	0.10	0.02
Net asset value at end of year	$9.62	$10.31	$10.56	$10.72	$10.83

Per share market value at end of year	$7.82	$7.37	$10.63	$10.80	$11.39
Total return based on market value(3)	21.84%	(20.84%)	10.88%	6.24%	27.21%
Total return based on net asset value(3)	7.15%	11.47%	10.97%	10.91%	18.03%
Shares of common stock outstanding at end of year	357,107,231	359,090,759	342,626,637	247,836,965	139,633,870
Weighted average shares of common stock outstanding	356,134,297	353,648,522	300,283,941	207,069,971	114,394,554

Ratios/Supplemental Data
Net assets at end of year	$3,435,917	$3,703,049	$3,618,182	$2,656,494	$1,511,974
Portfolio turnover rate	15.98%	21.89%	15.21%	29.24%	29.06%
Annualized ratio of operating expenses to average net assets	11.95%	11.66%	11.11%	11.50%	10.73%
Annualized ratio of net investment income to average net assets	10.54%	9.87%	11.18%	14.86%	14.92%

(1)	Per share data amount is based on the weighted average number of common shares outstanding for the year/period presented (except for dividends to shareholders which is based on actual rate per share).

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

(4)	Amount is less than $0.01.

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ending June 30, 2017.

	Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
September 30, 2014	$202,021	$0.59	$94,463	$0.28	$(10,355)	$(0.04)	$84,108	$0.24
December 31, 2014	198,883	0.56	91,325	0.26	(5,355)	(0.02)	85,970	0.24
March 31, 2015	191,350	0.53	87,441	0.24	(5,949)	(0.01)	81,492	0.23
June 30, 2015	198,830	0.55	89,518	0.25	5,251	0.01	94,769	0.26

September 30, 2015	$200,251	$0.56	$91,242	$0.26	$(63,425)	$(0.18)	$27,817	$0.08
December 31, 2015	209,191	0.59	100,893	0.28	(196,013)	(0.55)	(95,120)	(0.27)
March 31, 2016	189,493	0.53	87,626	0.25	(12,118)	(0.03)	75,508	0.21
June 30, 2016	193,038	0.54	91,367	0.26	3,790	0.01	95,157	0.27

September 30, 2016	$179,832	$0.50	$78,919	$0.22	$2,447	$0.01	$81,366	$0.23
December 31, 2016	183,480	0.51	84,405	0.24	16,475	0.04	100,880	0.28
March 31, 2017	171,032	0.48	73,080	0.20	(53,588)	(0.15)	19,492	0.05

(1)
Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

Note 18. Subsequent Events
On April 6, 2017, we repurchased $114,581 aggregate principal amount of the 2018 Notes at a price of 103.5% of face value, including commissions. As a result of this transaction, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the 2018 Notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on extinguishment of debt we recorded in the three months ending June 30, 2017 was $4,720.

On April 6, 2017, we repurchased $78,766 aggregate principal amount of the 2017 Notes at a price of 102.0% of face value, including commissions. As a result of this transaction, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the 2017 Notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on extinguishment of debt we recorded in the three months ending June 30, 2017 was $1,797.
On April 6, 2017, we issued $225,000 aggregate principal amount of convertible notes that mature on July 15, 2022 (the “2022 Notes”), unless previously converted or repurchased in accordance with their terms. The 2022 Notes bear interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2017. Total proceeds from the issuance of the 2022 Notes, net of underwriting discounts and estimated offering costs, were $217,750.
On April 7, 2017, we made an investment of $19,408 to purchase 50.48% of the subordinated notes in Carlyle Global Market Strategies CLO 2014-4, Ltd. in a co-investment transaction Pathway Energy Infrastructure Fund, Inc., a closed-end fund managed by an affiliate of Prospect Capital Management.
On April 11, 2017, we announced the then current conversion rate on the 2020 Notes as 80.6670 shares of common stock per
$1 principal amount of the 2020 Notes converted, which is equivalent to a conversion price of approximately $12.40.
On April 16, 2017, we announced the then current conversion rate on the 2017 Notes as 87.7516 shares of common stock per $1 principal amount of the 2017 Notes converted, which is equivalent to a conversion price of approximately $11.40.
On April 20, 2017, we made a $15,000 first lien senior secured investment to support a refinancing of RGIS Services, LLC, a provider of inventory, merchandising and staffing solutions.
On May 1, 2017, Broder Bros., Co. partially repaid the $6,910 Senior Secured Term Loan A and $4,607 Senior Secured Term Loan B receivable to us.
On May 2, 2017, Keystone Peer Review Organization Holdings, Inc. repaid the $45,000 loan receivable to us.

On May 4, 2017, we provided $64,500 of senior secured financing, of which $62,500 was funded at closing, to support the acquisition of RME Group Holdings Company, a provider of client acquisition and lead generation services to professional service firms.
We have provided notice to call on May 11, 2017 with settlement on May 15, 2017, $20,657 of our Prospect Capital InterNotes® maturing on November 15, 2018.
During the period from April 1, 2017 through May 9, 2017 we issued $13,343 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $13,176.
On May 9, 2017, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.08333 per share for May 2017 to holders of record on May 31, 2017 with a payment date of June 22, 2017.

•	$0.08333 per share for June 2017 to holders of record on June 30, 2017 with a payment date of July 20, 2017.

•	$0.08333 per share for July 2017 to holders of record on July 31, 2017 with a payment date of August 24, 2017.

•	$0.08333 per share for August 2017 to holders of record on August 31, 2017 with a payment date of September 21, 2017.

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
We consolidate certain of our wholly-owned and substantially wholly-owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements: AMU Holdings Inc.; APH Property Holdings, LLC (“APH”); Arctic Oilfield Equipment USA, Inc.; CCPI Holdings Inc.; CP Holdings of Delaware LLC (“CP Holdings”); Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC (“First Tower Delaware”); Harbortouch Holdings of Delaware Inc.; MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc. (“NMMB Holdings”); NPH Property Holdings, LLC (“NPH”); STI Holding, Inc.; UPH Property Holdings, LLC (“UPH”); Valley Electric Holdings I, Inc.; Valley Electric Holdings II, Inc.; and Wolf Energy Holdings Inc. (“Wolf Energy Holdings”). On October 10, 2014, concurrent with the sale of the operating company, our ownership increased to 100% of the outstanding equity of ARRM Services, Inc. which was renamed SB Forging Company, Inc. (“SB Forging”). As such, we began consolidating SB Forging on October 11, 2014. Effective May 23, 2016, in connection with the merger of American Property REIT Corp. (“APRC”) and United Property REIT Corp. (“UPRC”) with and into National Property REIT Corp. (“NPRC”), APH and UPH merged with and into NPH, and were dissolved. We collectively refer to these entities as the “Consolidated Holding Companies.”
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
Purchasing Control Equity and Lending to Financial Services Companies - This strategy involves purchasing yield-producing debt and control equity investments in financial services companies, including consumer direct lending, sub-prime auto lending and other strategies. These investments are often structured in tax-efficient partnerships, enhancing returns. This strategy has comprised approximately 5%-15% of our portfolio.
Investing in Structured Credit - We make investments in CLOs, often taking a significant position in the subordinated interests (equity) of the CLOs. The underlying portfolio of each CLO investment is diversified across approximately 100 to 200 broadly syndicated loans and does not have direct exposure to real estate, mortgages, or consumer-based credit assets. The CLOs in which we invest are managed by established collateral management teams with many years of experience in the industry. This strategy has comprised approximately 10%-20% of our portfolio.
Investing in Real Estate - We make investments in real estate through our wholly-owned tax-efficient real estate investment trust (“REIT”) NPRC, the surviving entity of the May 23, 2016 merger with APRC and UPRC. Our real estate investments are in various classes of developed and occupied real estate properties that generate current yields, including multi-family properties, student housing, and self-storage. We seek to identify properties that have historically significant occupancy rates and recurring cash flow generation. NPRC generally co-invests with established and experienced property management teams that manage such properties after acquisition. This investment strategy has comprised approximately 5%-10% of our business.
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
Investing in Online Loans - We purchase loans originated by certain consumer loan and small-and-medium-sized business (“SME”) loan facilitators. We generally purchase each loan in its entirety (i.e., a “whole loan”). The borrowers are consumers and SMEs. The loans are typically serviced by the facilitators of the loans. This investment strategy has comprised up to approximately 8% of our portfolio.
Aircraft Leasing - We invest in debt as well as equity in aircraft assets subject to commercial leases to airlines across the globe. These investments can present attractive return opportunities due to cash flow consistency from long-term leases coupled with hard asset residual value. We seek to deliver risk-adjusted returns with strong downside protection by analyzing relative value characteristics across a variety of aircraft types and vintages. This strategy historically has comprised less than 5% of our portfolio.
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

We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of March 31, 2017, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $1,939,427 and $1,892,719, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. We consolidate all wholly-owned and substantially wholly-owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
Third Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended March 31, 2017, we acquired $250,841 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $183,515, funded $10,121 of revolver advances, and recorded paid in kind (“PIK”) interest of $5,130, resulting in gross investment originations of $449,607. During the three months ended March 31, 2017, we received full repayments on five investments and received several partial prepayments and amortization payments totaling $302,513.
Debt Issuances and Redemptions
During the three months ended March 31, 2017, we issued $44,490 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $43,934. These notes were issued with a stated and weighted average interest rate of 5.00%. These notes mature between January 15, 2022 and March 15, 2022.
During the three months ended March 31, 2017, we repaid $730 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended March 31, 2017 was $20.
Equity Issuances
On January 19, 2017, February 16, 2017, and March 23, 2017, we issued 295,904, 274,043, and 315,476 shares of our common stock in connection with the dividend reinvestment plan, respectively.
Investment Holdings
As of March 31, 2017, we continue to pursue our investment strategy. At March 31, 2017, approximately $6,024,766, or 177.6%, of our net assets are invested in 125 long-term portfolio investments and CLOs.
During the nine months ended March 31, 2017, we originated $1,266,294 of new investments, primarily composed of $845,694 of debt and equity financing to non-controlled portfolio investments, $311,924 of debt and equity financing to controlled investments, and $108,676 of subordinated notes in CLOs. Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans, though we also continue to close select junior debt and equity investments. Our annualized current yield was 12.3% and 13.2% as of March 31, 2017 and June 30, 2016, respectively, across all performing interest bearing investments. The decline is primarily due to a decrease in cash-on-cash yields in our CLO investment portfolio. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.

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
As of March 31, 2017, we own controlling interests in the following portfolio companies: Arctic Energy Services, LLC (“Arctic Energy”); CCPI Inc. (“CCPI”); CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Aviation LLC (“Echelon”); Edmentum Ultimate Holdings, LLC; First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); Gulf Coast Machine & Supply Company (“Gulf Coast”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC) (“Nationwide”); NMMB, Inc. (“NMMB”); R-V Industries, Inc. (“R-V”); USES Corp. (“USES”); Valley Electric Company, Inc. (“Valley Electric”); and Wolf Energy, LLC. We also own an affiliated interest in Targus International, LLC (“Targus”).
The following shows the composition of our investment portfolio by level of control as of March 31, 2017 and June 30, 2016:

	March 31, 2017				June 30, 2016
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$1,939,427	31.0%	$1,892,719	31.4%	$1,768,220	29.0%	$1,752,449	29.7%
Affiliate Investments	8,530	0.1%	7,239	0.1%	10,758	0.2%	11,320	0.2%
Non-Control/Non-Affiliate Investments	4,305,472	68.9%	4,124,808	68.5%	4,312,122	70.8%	4,133,939	70.1%
Total Investments	$6,253,429	100.0%	$6,024,766	100.0%	$6,091,100	100.0%	$5,897,708	100.0%
The following shows the composition of our investment portfolio by type of investment as of March 31, 2017 and June 30, 2016:

	March 31, 2017				June 30, 2016
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Revolving Line of Credit	$21,471	0.3%	$21,471	0.4%	$13,274	0.2%	$13,274	0.2%
Senior Secured Debt	3,090,513	49.4%	2,922,332	48.5%	3,072,839	50.5%	2,941,722	49.9%
Subordinated Secured Debt	1,239,061	19.8%	1,230,677	20.4%	1,228,598	20.2%	1,209,604	20.5%
Subordinated Unsecured Debt	37,792	0.6%	41,995	0.7%	75,878	1.2%	68,358	1.2%
Small Business Loans	11,075	0.2%	10,521	0.2%	14,603	0.2%	14,215	0.2%
CLO Residual Interest	1,145,589	18.4%	1,072,517	17.8%	1,083,540	17.8%	1,009,696	17.1%
Preferred Stock	138,616	2.2%	79,468	1.3%	140,902	2.3%	81,470	1.4%
Common Stock	309,429	4.9%	342,308	5.7%	229,389	3.8%	258,498	4.4%
Membership Interest	259,883	4.2%	207,740	3.4%	226,479	3.7%	221,949	3.8%
Participating Interest(1)	—	—%	93,528	1.6%	—	—%	70,590	1.2%
Escrow Receivable	—	—%	2,209	—%	3,916	0.1%	6,116	0.1%
Warrants	—	—%	—	—	1,682	—%	2,216	—%
Total Investments	$6,253,429	100.0%	$6,024,766	100.0%	$6,091,100	100.0%	$5,897,708	100.0%

(1)	Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.

The following shows our investments in interest bearing securities by type of investment as of March 31, 2017 and June 30, 2016:

	March 31, 2017				June 30, 2016
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien	$3,107,088	56.0%	$2,938,907	55.5%	$3,079,689	56.1%	$2,948,572	56.1%
Second Lien	1,243,957	22.4%	1,235,573	23.3%	1,235,022	22.5%	1,216,028	23.1%
Unsecured	37,792	0.7%	41,995	0.8%	75,878	1.4%	68,358	1.3%
Small Business Loans	11,075	0.2%	10,521	0.2%	14,603	0.3%	14,215	0.3%
CLO Residual Interest	1,145,589	20.7%	1,072,517	20.2%	1,083,540	19.7%	1,009,696	19.2%
Total Debt Investments	$5,545,501	100.0%	$5,299,513	100.0%	$5,488,732	100.0%	$5,256,869	100.0%
The following shows the composition of our investment portfolio by geographic location as of March 31, 2017 and June 30, 2016:

	March 31, 2017				June 30, 2016
Geographic Location	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Canada	$9,822	0.2%	$10,000	0.2%	$15,000	0.2%	$8,081	0.1%
Cayman Islands	1,145,589	18.3%	1,072,517	17.8%	1,083,540	17.8%	1,009,696	17.1%
France	9,796	0.2%	9,186	0.2%	9,756	0.2%	9,015	0.2%
Midwest US	618,987	9.9%	673,949	11.2%	804,515	13.2%	849,029	14.4%
Northeast US	903,619	14.4%	930,623	15.4%	838,331	13.8%	824,408	13.9%
Northwest US	40,511	0.6%	40,226	0.7%	41,317	0.7%	40,122	0.7%
Puerto Rico	82,114	1.3%	82,114	1.4%	40,516	0.7%	40,516	0.7%
Southeast US	1,378,758	22.1%	1,416,998	23.5%	1,498,976	24.6%	1,531,944	26.0%
Southwest US	487,956	7.8%	368,362	6.0%	586,701	9.6%	486,695	8.3%
Western US	1,576,277	25.2%	1,420,791	23.6%	1,172,448	19.2%	1,098,202	18.6%
Total Investments	$6,253,429	100.0%	$6,024,766	100.0%	$6,091,100	100.0%	$5,897,708	100.0%

The following shows the composition of our investment portfolio by industry as of March 31, 2017 and June 30, 2016:

	March 31, 2017				June 30, 2016
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$69,837	1.1%	$78,775	1.3%	$57,762	0.9%	$60,821	1.0%
Air Freight & Logistics	54,806	0.9%	54,806	0.9%	55,784	0.9%	51,824	0.9%
Auto Components	30,214	0.5%	30,460	0.5%	20,328	0.3%	20,328	0.3%
Capital Markets	14,790	0.2%	15,000	0.2%	—	—%	—	—%
Chemicals	20,217	0.3%	19,832	0.3%	22,453	0.4%	20,563	0.3%
Commercial Services & Supplies	362,723	5.8%	336,010	5.7%	479,034	7.9%	461,089	7.9%
Construction & Engineering	61,725	1.0%	32,797	0.5%	60,436	1.0%	31,091	0.5%
Consumer Finance	465,383	7.4%	484,252	8.0%	449,203	7.4%	474,652	8.0%
Distributors	140,847	2.3%	132,644	2.2%	190,835	3.1%	186,606	3.2%
Diversified Consumer Services	185,832	3.0%	185,127	3.1%	176,678	2.9%	179,346	3.0%
Diversified Telecommunication Services	4,395	0.1%	4,395	—%	4,392	0.1%	4,392	0.1%
Electronic Equipment, Instruments & Components	37,850	0.6%	51,184	0.8%	63,024	1.0%	73,071	1.2%
Energy Equipment & Services	355,144	5.7%	151,078	2.5%	353,398	5.8%	178,506	3.0%
Equity Real Estate Investment Trusts (REITs)	388,867	6.2%	576,230	9.6%	335,048	5.5%	480,763	8.2%
Food & Staples Retailing	—	—%	—	—%	17,876	0.3%	18,000	0.3%
Food Products	—	—%	—	—%	150,000	2.5%	145,546	2.5%
Health Care Providers & Services	417,579	6.8%	417,078	7.0%	304,908	5.0%	305,503	5.2%
Health Care Technology	—	—%	—	—%	2,228	—%	2,842	—%
Hotels, Restaurants & Leisure	127,774	2.0%	115,325	1.9%	142,813	2.3%	142,954	2.4%
Household Durables	146,641	2.3%	146,756	2.4%	106,831	1.8%	107,394	1.8%
Internet & Direct Marketing Retail	22,082	0.4%	22,378	0.4%	—	—%	—	—%
Internet Software & Services	220,073	3.5%	219,788	3.6%	46,253	0.8%	45,058	0.8%
IT Services	19,512	0.3%	20,000	0.3%	128,197	2.1%	128,396	2.2%
Leisure Products	145,599	2.3%	145,724	2.4%	144,065	2.4%	143,043	2.4%
Machinery	35,488	0.6%	37,223	0.6%	35,391	0.6%	36,877	0.6%
Marine (1)	8,910	0.1%	8,813	0.1%	8,886	0.1%	8,886	0.2%
Media	412,706	6.6%	406,318	6.7%	432,444	7.1%	418,918	7.1%
Metals & Mining	9,948	0.2%	10,000	0.2%	9,934	0.2%	9,309	0.2%
Online Lending	442,910	7.1%	393,908	6.6%	406,931	6.7%	377,385	6.4%
Paper & Forest Products	11,287	0.2%	11,313	0.2%	—	—%	—	—%
Personal Products	222,387	3.6%	192,041	3.2%	213,585	3.5%	193,054	3.3%
Pharmaceuticals	119,364	1.9%	119,364	2.0%	70,739	1.2%	70,739	1.2%
Professional Services	65,609	1.0%	57,562	1.0%	170,865	2.7%	166,741	2.9%
Real Estate Management & Development	—	—%	—	—%	3,916	0.1%	3,900	0.1%
Software	49,063	0.8%	50,000	0.8%	19,854	0.3%	20,000	0.3%
Specialty Retail	39,443	0.6%	40,000	0.7%	—	—%	—	—%
Textiles, Apparel & Luxury Goods	319,529	5.1%	305,953	5.1%	323,139	5.3%	319,904	5.4%
Tobacco	14,359	0.2%	14,359	0.2%	—	—%	—	—%
Trading Companies & Distributors	64,947	1.0%	65,756	1.1%	330	—%	511	—%
Subtotal	$5,107,840	81.7%	$4,952,249	82.2%	$5,007,560	82.2%	$4,888,012	82.9%
Structured Finance (2)	$1,145,589	18.3%	$1,072,517	17.8%	$1,083,540	17.8%	$1,009,696	17.1%
Total Investments	$6,253,429	100.0%	$6,024,766	100.0%	$6,091,100	100.0%	$5,897,708	100.0%

(1)
Industry includes exposure to the energy markets through our investments in Harley Marine Services, Inc. Including this investment, our overall fair value exposure to the broader energy industry, including energy equipment and services as noted above, as of March 31, 2017 and June 30, 2016 is $159,891 and $187,392, respectively.

(2)	Our CLO investments do not have industry concentrations and as such have been separated in the table above.
Portfolio Investment Activity
During the nine months ended March 31, 2017, we acquired $649,564 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $586,783, funded $15,621 of revolver advances, and recorded PIK interest of $14,326, resulting in gross investment originations of $1,266,294. The more significant of these transactions are briefly described below.
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
On September 16, 2016, we made a $15,000 second lien secured investment in J.D. Power and Associates, a global market research company, in support of an acquisition of the company. The second lien term loan bears interest at the greater of 9.50% or LIBOR plus 8.50% and has a final maturity of September 7, 2024.
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
On September 30, 2016, we made an additional $22,500 of Senior Secured Term Loan A and $22,500 of Senior Secured Term Loan B debt investment in Onyx Payments (“Onyx”) to fund a dividend recapitalization. The $22,500 Term Loan A bears interest at the greater of 6.00% or LIBOR plus 5.00% and has a final maturity of September 10, 2019. The $22,500 Term Loan B bears interest at the greater of 13.00% or LIBOR plus 12.00% and has a final maturity of September 10, 2019.
On September 30, 2016, we made a $10,000 follow-on first lien senior secured debt investment in Matrixx Initiatives, Inc. (“Matrixx”) to fund a dividend recapitalization. The $5,000 Term Loan A bears interest at the greater of 7.50% or LIBOR plus 6.50% and has a final maturity of February 24, 2020. The $5,000 Term Loan B bears interest at the greater of 12.50% or LIBOR plus 11.50% and has a final maturity of February 24, 2020.
On October 4, 2016, we made a $40,000 second lien senior secured investment to support the recapitalization of Outerwall Inc., an automated network of self-service coin counting machines. The second lien term loan bears interest at the greater of 9.75% or LIBOR plus 8.75% and has a final maturity of September 27, 2024.
On October 7, 2016, we made an $11,500 second lien senior secured debt investment in Dunn Paper, Inc., a leading specialty packaging supplier, in support of an acquisition of the company. The second lien term loan bears interest at the greater of 9.75% or LIBOR plus 8.75% and has a final maturity of August 26, 2023.

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
On December 8, 2016, we made a $15,400 second lien secured investment in National Home Healthcare Corp., a provider of home health and hospice care services, to support an acquisition. The second lien term loan bears interest at the greater of 10.00% or LIBOR plus 9.00% and has a final maturity of December 8, 2022.
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
On December 28, 2016, we made a $45,000 second lien senior secured investment to fund a recapitalization of Keystone Peer Review Organization Holdings, Inc., a medical management services company. The second lien term loan bears interest at the greater of 10.00% or LIBOR plus 9.00% and has a final maturity of July 28, 2023.
On December 28, 2016, we made a $15,000 follow-on second lien senior secured debt investment in PGX Holdings, Inc. The second lien term loan bears interest at the greater of 10.00% or LIBOR plus 9.00% and has a final maturity of September 29, 2021.
On January 17, 2017, we invested an additional $8,000 of Senior Secured Term Loan A and $8,000 of Senior Secured Term Loan B debt investments in MITY to fund an acquisition. Term Loan A bears interest at the greater of 10.00% or LIBOR plus 7.00% and has a final maturity of January 30, 2020. Term Loan B bears interest at the greater of 10.00% or LIBOR plus 7.00% and interest payment in kind of 10.0% and has a final maturity of January 30, 2020.
On January 17, 2017, we made a $68,000 of Senior Secured Term Loan A and $68,000 of Senior Secured Term Loan B debt investments in Centerfield Media Holdings, LLC (“Centerfield”), a provider of customer acquisition and conversion services, to support an acquisition and refinancing of existing debt. Term Loan A bears interest at the greater of 8.00% or LIBOR plus 7.00% and has a final maturity of January 17, 2022. Term Loan B bears interest at the greater of 13.50% or LIBOR plus 12.50% and has a final maturity of January 17, 2022.
On January 31, 2017, we made a $20,000 of Senior Secured Term Loan A and $20,000 of Senior Secured Term Loan B debt investments in Traeger Pellet Grills LLC (“Traeger”), to fund a recapitalization of the company. Term Loan A bears interest at the greater of 6.50% or LIBOR plus 4.50% and has a final maturity of June 18, 2019. Term Loan B bears interest at the greater of 11.50% or LIBOR plus 9.50% and has a final maturity of June 18, 2019.

On February 1, 2017, we made a $10,000 senior secured debt investment to support a recapitalization in CURO Financial Technologies Corp. The senior secured debt bears interest at 12.00% and has a final maturity of March 1, 2022. On March 17, 2017, CURO Group Holdings Corp (f/k/a Speedy Cash Holdings Corp.) repaid the $25,000 loan receivable to us.
On February 17, 2017, we made a $14,500 second lien secured investment in Turning Point Brands, Inc., a provider of other tobacco products. The second lien note bears interest at 11.00% and has a final maturity of August 17, 2022.
On February 24, 2017, we made an additional $33,000 of Senior Secured Term Loan A and $7,000 of Senior Secured Term Loan B debt investment in Matrixx to fund a dividend recapitalization. Term Loan A bears interest at the greater of 7.50% or LIBOR plus 6.50% and has a final maturity of February 24, 2020. Term Loan B bears interest at the greater of 12.50% or LIBOR plus 11.50% and has a final maturity of February 24, 2020.
On March 8, 2017, we made a $20,000 second lien secured investment in VC GB Holdings II Corp. to support a refinancing and acquisition for Generation Brands Holdings, Inc. (“Generation Brands”). The second lien note bears interest at the greater of 9.00% or LIBOR plus 8.00% and has a final maturity of February 28, 2025.
On March 16, 2017, we made a first lien senior secured investment of $38,000 to support the recapitalization of Memorial MRI & Diagnostic, L.L.C. (“Memorial MRI”), a provider of multi-modality diagnostic imaging and pain management services. The Term Loan bears interest at the greater of 9.50% or LIBOR plus 8.50% and has a final maturity of March 16, 2022.
On March 28, 2017, we made a $15,000 of Senior Secured Term Loan A and $15,000 of Senior Secured Term Loan B debt investment to support an acquisition of EZShield, Parent Inc., a provider of fraud and identify theft protection services. Term Loan A bears interest at the greater of 7.75% or LIBOR plus 6.75% and has a final maturity of February 26, 2021. Term Loan B bears interest at the greater of 12.75% or LIBOR plus 11.75% and has a final maturity of February 26, 2021.
During the nine months ended March 31, 2017, we made twelve follow-on investments in NPRC totaling $123,506 to support the online consumer lending initiative. We invested $23,077 of equity through NPH and $100,429 of debt directly to NPRC and its wholly-owned subsidiaries. We also provided $75,591 of debt and $25,200 of equity financing to NPRC, which was utilized for the acquisition of real estate properties. In addition, we provided $11,028 of equity investment which was used to fund capital expenditures for existing properties.
During the nine months ended March 31, 2017, we purchased $42,164 of small business whole loans from OnDeck.
During the nine months ended March 31, 2017, we received full repayments on sixteen investments, sold three investments, and received several partial prepayments and amortization payments totaling $1,061,839, which resulted in net realized gains totaling $810. The more significant of these transactions are briefly described below.
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
On October 14, 2016, Security Alarm Financing Enterprise, L.P. repaid the $25,000 loan receivable to us.
On October 14, 2016, Trinity Services Group, Inc. repaid the $134,576 loan receivable to us.
On October 31, 2016, System One Holdings, LLC repaid the $104,553 loan receivable to us.
On December 19, 2016, Empire Today, LLC repaid the $50,426 loan receivable to us.
On December 20, 2016, Onyx repaid the $70,130 Senior Secured Term Loan A and $81,889 Senior Secured Term Loan B receivable to us.

On January 1, 2017, we restructured our investment in NPRC and exchanged $55,000 of Senior Secured Term Loan E for common stock.
On February 23, 2017, SESAC Holdco II LLC repaid the $10,000 loan receivable to us.
On February 28, 2017, Generation Brands repaid the $19,000 loan receivable to us.
On March 20, 2017, Arctic Glacier U.S.A., Inc. repaid the $150,000 loan receivable to us.
On March 31, 2017, ALG USA Holdings, LLC repaid the $11,771 loan receivable to us.
On March 14, 2017, assets previously held by Ark-La-Tex Wireline Services, LLC (“Ark-La-Tex”) were assigned to Wolf Energy Services, a new wholly-owned subsidiary of Wolf Energy Holdings, in exchange for a full reduction of Ark-La-Tex’s Senior Secured Term Loan A and a partial reduction of the Senior Secured Term Loan B cost basis, in total equal to $22,145. The cost basis of the transferred assets is equal to the appraised fair value of assets at the time of transfer.
During the nine months ended March 31, 2017, we received a partial repayment of $105,832 for the NPRC and its wholly-owned subsidiaries’ loan previously outstanding and $36,169 as a return of capital on the equity investment in NPRC.
The following table provides a summary of our investment activity for each quarter within the three years ending June 30, 2017:

Quarter Ended	Acquisitions(1)	Dispositions(2)
September 30, 2014	714,255	690,194
December 31, 2014	522,705	224,076
March 31, 2015	219,111	108,124
June 30, 2015	411,406	389,168
September 30, 2015	345,743	436,919
December 31, 2015	316,145	354,855
March 31, 2016	23,176	163,641
June 30, 2016	294,038	383,460
September 30, 2016	347,150	114,331
December 31, 2016	469,537	644,995
March 31, 2017	449,607	302,513

(1)	Includes investments in new portfolio companies, follow-on investments in existing portfolio companies, refinancings and PIK interest.

(2)	Includes sales, scheduled principal payments, prepayments, refinancings and realized losses.
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
In determining the range of values for our investments in CLOs, management and the independent valuation firm use primarily a discounted multi-path cash flow model. The valuations were accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view as well as to determine an appropriate call date (i.e., expected maturity). These risk factors are sensitized using Monte Carlo simulations to generate probability-weighted (i.e., multi-path) cash flows for the underlying assets and liabilities. These cash flows are discounted using appropriate market discount rates, and relevant data in the CLO market and certain benchmark credit indices are considered, to determine the value of each CLO investment. In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the discount rate that would be effective for the corresponding multi-path estimate of value.

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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these analyses, applied to each investment, was a total valuation of $6,024,766.
Our portfolio companies are generally lower middle market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our market has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Several of our controlled companies discussed below experienced such decreases and we recorded corresponding fluctuations in valuations during the nine months ended March 31, 2017.
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
The Board of Directors decreased the fair value of our investment in Arctic Energy to $15,258 as of March 31, 2017, a discount of $45,618 to its amortized cost, compared to the discount of $22,536 to its amortized cost as of June 30, 2016. The decrease in fair value was driven primarily by the impact of current energy market conditions resulting in a continued decline in operating performance.
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings, a Consolidated Holding Company. CP Holdings owns 82.3% of the equity of CP Energy, and the remaining 17.7% of the equity is owned by CP Energy management. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries
As a result of a continued decline in operating performance primarily driven by the impact of current energy market conditions, the Board of Directors decreased the fair value of our investment in CP Energy to $71,205 as of March 31, 2017, a discount of $42,295 from its amortized cost, compared to the discount of $37,498 to its amortized cost as of June 30, 2016.
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
The Board of Directors decreased the fair value of our investment in Freedom Marine to $23,994 as of March 31, 2017, a discount of $17,817 to its amortized cost, compared to a discount of $14,192 to its amortized cost as of June 30, 2016. The decline in fair value was driven by the continuing challenging environment for the oil and gas industry, which has decreased the utilization of their vessels.

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
Due to the continued depressed energy markets coupled with lower steel prices and lower margins from increased competition in non-oil and gas forging markets, the Board of Directors decreased the fair value of our investment in Gulf Coast to $7,144 as of March 31, 2017, a discount of $58,209 to its amortized cost, compared to the discount of $53,063 to its amortized cost at June 30, 2016.

National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly-owned subsidiaries, NPRC invests in online consumer loans. Effective May 23, 2016, APRC and UPRC merged with and into NPRC, to consolidate all of our real estate holdings, with NPRC as the surviving entity. As of March 31, 2017, we own 100% of the fully-diluted common equity of NPRC.
During the nine months ended March 31, 2017, we provided $75,591 of debt and $25,200 of equity financing to NPRC for the acquisition of real estate properties and $11,028 of equity financing to NPRC to fund capital expenditures for existing properties. In addition, during the nine months ended March 31, 2017, we received partial repayments of $27,204 of our loans previously outstanding and $30,797 as a return of capital on our equity investment.
During the nine months ended March 31, 2017, we provided $100,429 and $23,077 of debt and equity financing, respectively, to NPRC and its wholly-owned subsidiaries to support the online consumer lending initiative. In addition, during the nine months ended March 31, 2017, we received partial repayments of $78,628 of our loans previously outstanding with NPRC and its wholly-owned subsidiaries and $5,372 as a return of capital on our equity investment in NPRC.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of March 31, 2017, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 119,859 individual loans and had an aggregate fair value of $774,990. The average outstanding individual loan balance is approximately $7 and the loans mature on dates ranging from April 1, 2017 to March 22, 2024 with a weighted-average outstanding term of 32 months as of March 31, 2017. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 24.1%. As of March 31, 2017, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $383,387.
As of March 31, 2017, based on outstanding principal balance, 6.0% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 16.8% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 77.2% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659).

Loan Type	Outstanding Principal Balance	Fair Value	Weighted Average Interest Rate*
Super Prime	$48,184	$47,576	11.8%
Prime	135,885	131,058	15.6%
Near Prime	625,694	596,356	26.9%
*Weighted by outstanding principal balance of the online consumer loans.

As of March 31, 2017, our investment in NPRC and its wholly-owned subsidiaries had an amortized cost of $820,702 and a fair value of $959,617, including our investment in online consumer lending as discussed above. The fair value of $576,230 related to NPRC’s real estate portfolio was comprised of thirty-eight multi-families properties, twelve self-storage units, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of March 31, 2017.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	46,700
3	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	20,363
4	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
5	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	179,706
6	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,375
7	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,845
8	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,700
9	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,550
10	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	14,092
11	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
12	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	19,941
13	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	23,308
14	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	32,964
15	Uptown Park Apartments II, LLC	Altamonte Springs, FL	11/19/2013	36,590	29,816
16	Mission Gate II, LLC	Plano, TX	11/19/2013	47,621	41,658
17	St. Marin Apartments II, LLC	Coppell, TX	11/19/2013	73,078	62,468
18	Atlanta Eastwood Village LLC	Stockbridge, GA	12/12/2013	25,957	22,991
19	Atlanta Monterey Village LLC	Jonesboro, GA	12/12/2013	11,501	11,186
20	Atlanta Hidden Creek LLC	Morrow, GA	12/12/2013	5,098	4,789
21	Atlanta Meadow Springs LLC	College Park, GA	12/12/2013	13,116	13,170
22	Atlanta Meadow View LLC	College Park, GA	12/12/2013	14,354	13,225
23	Atlanta Peachtree Landing LLC	Fairburn, GA	12/12/2013	17,224	15,665
24	APH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	27,754
25	Plantations at Hillcrest, LLC	Mobile, AL	1/17/2014	6,930	4,810
26	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	8,001
27	APH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,663
28	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
29	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
30	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
31	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
32	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
33	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
34	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
35	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	8,927	6,695
36	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
37	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	74,198
38	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	13,055
39	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	13,502

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
40	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	23,256
41	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	14,480
42	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	14,115
43	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	18,328
44	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	17,200
45	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	9,600
46	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
47	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
48	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
49	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
50	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
51	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
52	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	41,250
53	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
54	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
55	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
56	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
57	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	44,727
58	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	5,292
59	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	15,921
60	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
61	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
				$1,648,341	$1,355,717
The Board of Directors increased the fair value of our investment in NPRC to $959,617 as of March 31, 2017, a premium of $138,915 from its amortized cost, compared to the $116,557 unrealized appreciation, inclusive of APRC and UPRC, recorded at June 30, 2016. This increase is primarily due to improved operating performance at the property level.
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
Due to reduced operating expenses resulting from a realignment of operations, new initiatives and improved focus on core business segments, the Board of Directors increased the fair value of our investment in NMMB to $17,145 as of March 31, 2017, a discount of $6,438 to its amortized cost, compared to the discount of $13,576 to its amortized cost at June 30, 2016.
USES Corp.
We own 99.96% of USES as of March 31, 2017. USES provides industrial and environmental services in the Gulf States region. The USES offers industrial services, such as tank and chemical cleaning, hydro blasting, waste management, vacuum, safety training, turnaround management, and oilfield response/remediation services.
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
Due to an industry-wide decline in emergency response activity as well as a decline in revenues from other service lines, the Board of Directors determined the fair value of our investment in USES to be $23,458 as of March 31, 2017, a discount of $39,768 from its amortized cost, compared to the $21,440 unrealized depreciation recorded at June 30, 2016.
Valley Electric Company, Inc.
We own 94.99% of Valley Electric as of March 31, 2017. Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc. (“Valley”). Valley is a leading provider of specialty electrical services in the state of Washington and is among the top 50 electrical contractors in the U.S. The company, with its headquarters in Everett, Washington, offers a comprehensive array of contracting services, primarily for commercial, industrial, and transportation infrastructure applications, including new installation, engineering and design, design-build, traffic lighting and signalization, low to medium voltage power distribution, construction management, energy management and control systems, 24-hour electrical maintenance and testing, as well as special projects and tenant improvement services. Valley was founded in 1982 by the Ward family, who held the company until the end of 2012.
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
Due to increased project margins partially offset by the softening of the energy markets, the Board of Directors determined the fair value of our investment in Valley Electric to be $32,797 as of March 31, 2017, a discount of $28,928 from its amortized cost, compared to the $29,345 unrealized depreciation recorded at June 30, 2016.
Our controlled investments, other than those discussed above, have seen steady or improved operating performance and are valued at $53,450 above cost. Overall, combined with those portfolio companies impacted by the energy markets and discussed above, our controlled investments at March 31, 2017 are valued at $46,708 below their amortized cost.
With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. Non-control/non-affiliate investments did not experience significant changes and are generally performing as expected or better. However, as of March 31, 2017, three of our non-control/non-affiliate investments, Ark-La-Tex, Pacific World Corporation (“Pacific World”) and Spartan Energy Services, Inc. are valued at discounts to amortized cost of $19,997, $30,789 and $17,653, respectively. As of March 31, 2017, our CLO investment portfolio is valued at a $73,072 discount to amortized cost. Excluding these investments, non-control/non-affiliate investments at March 31, 2017 are valued $39,153 below their amortized cost.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of March 31, 2017 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in April 2012, August 2012, December 2012 and April 2014; Public Notes which we issued in March 2013, April 2014, December 2015, and from time to time, through our 2024 Notes Follow-on Program; and Prospect Capital InterNotes® which we issue from time to time. Our equity capital is comprised entirely of common equity.

The following table shows our outstanding debt as of March 31, 2017.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility (2)	$—	$5,463	$—	(3)	$—		1ML+2.25%	(6)

2017 Notes	129,500	365	129,135		131,220	(4)	5.91%	(7)
2018 Notes	200,000	1,239	198,761		205,514	(4)	6.42%	(7)
2019 Notes	200,000	2,128	197,872		205,734	(4)	6.51%	(7)
2020 Notes	392,000	6,986	385,014		387,100	(4)	5.38%	(7)
Convertible Notes	921,500		910,782		929,568

5.00% 2019 Notes	300,000	1,901	298,099		310,023	(4)	5.29%	(7)
2023 Notes	250,000	4,236	245,764		259,450	(4)	6.22%	(7)
2024 Notes	199,281	5,342	193,939		206,455	(4)	6.72%	(7)
Public Notes	749,281		737,802		775,928

Prospect Capital InterNotes®	1,005,859	14,514	991,345		1,015,593	(5)	5.62%	(8)
Total	$2,676,640		$2,639,929		$2,721,089

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of March 31, 2017.

(2)	The maximum draw amount of the Revolving Credit facility as of March 31, 2017 is $885,000.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Critical Accounting Policies and Estimates for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

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
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of March 31, 2017.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$—	$—	$—	$—	$—
Convertible Notes	921,500	329,500	200,000	392,000	—
Public Notes	749,281	—	300,000	—	449,281
Prospect Capital InterNotes®	1,005,859	40,040	276,241	451,879	237,699
Total Contractual Obligations	$2,676,640	$369,540	$776,241	$843,879	$686,980

On April 6, 2017, we refinanced a majority of our debt with payments due in less than one year by issuing $225,000 aggregate principal amount of Convertible Notes due July 15, 2022 which bear interest at a rate of 4.95% per year, and repurchasing $78,766 aggregate principal amount of 2017 Notes which bear interest at a rate of 5.375% and $114,581 aggregate principal amount of 2018 Notes which bear interest at a rate of 5.75%.
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
Historically, we have funded a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock, subscription rights, and warrants and units to purchase such securities in an amount up to $5,000,000 less issuances to date. As of March 31, 2017, we can issue up to $4,945,873 of additional debt and equity securities in the public market under this shelf registration. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.
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
Revolving Credit Facility
On August 29, 2014, we renegotiated our previous credit facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility” or the “Revolving Credit Facility”). The lenders have extended commitments of $885,000 under the 2014 Facility as of March 31, 2017. The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.
The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of March 31, 2017, we were in compliance with the applicable covenants.
Interest on borrowings under the 2014 Facility is one-month LIBOR plus 225 basis points. Additionally, the lenders charge a fee on the unused portion of the 2014 Facility equal to either 50 basis points if at least 35% of the credit facility is drawn or 100 basis points otherwise. The 2014 Facility requires us to pledge assets as collateral in order to borrow under the credit facility.

As of March 31, 2017 and June 30, 2016, we had $668,589 and $538,456, respectively, available to us for borrowing under the Revolving Credit Facility, of which nothing was outstanding at either date. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $885,000. As of March 31, 2017, the investments, including cash and money market funds, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,530,920, which represents 24.9% of our total investments, including cash and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $12,405 of fees, of which $3,539 were carried over for continuing participants from the previous facility, all of which are being amortized over the term of the facility in accordance with ASC 470-50. $5,463 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities as of March 31, 2017.
During the three months ended March 31, 2017 and March 31, 2016, we recorded $3,218 and $3,046, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the nine months ended March 31, 2017 and March 31, 2016, we recorded $9,247 and $10,291, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On April 16, 2012, we issued $130,000 aggregate principal amount of convertible notes that mature on October 15, 2017 (the “2017 Notes”), unless previously converted or repurchased in accordance with their terms. The 2017 Notes bear interest at a rate of 5.375% per year, payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2012. Total proceeds from the issuance of the 2017 Notes, net of underwriting discounts and offering costs, were $126,035. On March 28, 2016, we repurchased $500 aggregate principal amount of the 2017 Notes at a price of 98.25, including commissions. The transaction resulted in our recognizing a $9 gain for the period ended March 31, 2016. On April 6, 2017, we repurchased $78,766 aggregate principal amount of the 2017 Notes at a price of 102.0% of face value, including commissions. As a result of this transaction, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the 2017 Notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on extinguishment of debt we recorded in the three months ending June 30, 2017 was $1,797.
On August 14, 2012, we issued $200,000 aggregate principal amount of convertible notes that mature on March 15, 2018 (the “2018 Notes”), unless previously converted or repurchased in accordance with their terms. The 2018 Notes bear interest at a rate of 5.75% per year, payable semi-annually on March 15 and September 15 of each year, beginning March 15, 2013. Total proceeds from the issuance of the 2018 Notes, net of underwriting discounts and offering costs, were $193,600. On April 6, 2017, we repurchased $114,581 aggregate principal amount of the 2018 Notes at a price of 103.5% of face value, including commissions. As a result of this transaction, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the 2018 Notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on extinguishment of debt we recorded in the three months ending June 30, 2017 was $4,720.
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

	2017 Notes	2018 Notes	2019 Notes	2020 Notes
Initial conversion rate(1)	85.8442	82.3451	79.7766	80.6647
Initial conversion price	$11.65	$12.14	$12.54	$12.40
Conversion rate at March 31, 2017(1)(2)	87.7516	84.1497	79.8360	80.6670
Conversion price at March 31, 2017(2)(3)	$11.40	$11.88	$12.53	$12.40
Last conversion price calculation date	4/16/2017	8/14/2016	12/21/2016	4/11/2017
Dividend threshold amount (per share)(4)	$0.101500	$0.101600	$0.110025	$0.110525

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)	The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

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
In connection with the issuance of the Convertible Notes, we incurred $29,116 of fees which are being amortized over the terms of the notes, of which $10,718 remains to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities as of March 31, 2017.
During the three months ended March 31, 2017 and March 31, 2016, we recorded $13,484 and $16,039, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the nine months ended March 31, 2017 and March 31, 2016, we recorded $41,674 and $52,957, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.

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
On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market program with FBR Capital Markets & Co. through which we could sell, by means of at-the-market offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes (“2024 Notes Follow-on Program”). As of March 31, 2017, we issued $199,281 in aggregate principal amount of our 2024 Notes for net proceeds of $193,253 after commissions and offering costs.
The 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes, we incurred $13,613 of fees which are being amortized over the term of the notes, of which $9,521 remains to be amortized and is included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities as of March 31, 2017.
During the three months ended March 31, 2017 and March 31, 2016, we recorded $11,026 and $10,352, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the nine months ended March 31, 2017 and March 31, 2016, we recorded $32,864 and $26,513, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the nine months ended March 31, 2017, we issued $109,221 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $107,860. The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2017.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$109,221	4.75%–5.50%	5.15%	July 15, 2021 – March 15, 2022

During the nine months ended March 31, 2016, we issued $74,862 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $73,738. These notes were issued with stated interest rates ranging from 4.63% to 6.00% with a weighted average interest rate of 5.10%. These notes mature between July 15, 2020 and December 15, 2025.

The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2016.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$37,930	4.63%–5.50%	4.93%	July 15, 2020 – March 15, 2021
6.5	35,155	5.10%–5.25%	5.25%	January 15, 2022 – May 15, 2022
7	990	5.63%–5.75%	5.65%	November 15, 2022 – December 15, 2022
10	787	5.88%–6.00%	5.89%	November 15, 2025 – December 15, 2025
	$74,862

During the nine months ended March 31, 2017, we repaid $6,460 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the nine months ended March 31, 2017 was $205. The following table summarizes the Prospect Capital InterNotes® outstanding as of March 31, 2017.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3.5	3,109	4.00%	4.00%	April 15, 2017
4	45,690	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	368,009	4.25%–5.50%	5.01%	July 15, 2018 – March 15, 2022
5.2	4,440	4.63%	4.63%	August 15, 2020 – September 15, 2020
5.3	2,686	4.63%	4.63%	September 15, 2020
5.4	5,000	4.75%	4.75%	August 15, 2019
5.5	109,243	4.25%–5.00%	4.65%	February 15, 2019 – November 15, 2020
6	2,182	3.38%	3.38%	April 15, 2021 – May 15, 2021
6.5	40,702	5.10%–5.50%	5.24%	February 15, 2020 – May 15, 2022
7	191,515	4.00%–6.55%	5.13%	June 15, 2019 – December 15, 2022
7.5	1,996	5.75%	5.75%	February 15, 2021
10	37,509	4.13%–7.00%	6.14%	March 15, 2022 – December 15, 2025
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,300	5.25%–6.00%	5.36%	May 15, 2028 – November 15, 2028
18	21,770	4.13%–6.25%	5.53%	December 15, 2030 – August 15, 2031
20	4,292	5.63%–6.00%	5.89%	November 15, 2032 – October 15, 2033
25	34,494	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	112,944	5.50%–6.75%	6.24%	November 15, 2042 – October 15, 2043
	$1,005,859
During the nine months ended March 31, 2016, we repaid $3,769 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the nine months ended March 31, 2016 was $95.

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
	$908,808
In connection with the issuance of Prospect Capital InterNotes®, we incurred $24,084 of fees which are being amortized over the term of the notes, of which $14,514 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of March 31, 2017.
During the three months ended March 31, 2017 and March 31, 2016, we recorded $13,736 and $12,282, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the nine months ended March 31, 2017 and March 31, 2016, we recorded $40,196 and $36,120, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Net Asset Value
During the nine months ended March 31, 2017, our net asset value decreased by $43,749, or $0.19 per share. This decrease is primarily from unrealized losses on our investments of $35,271, or $0.10 per share, and dividends exceeding net investment income by $32,585, or $0.09 per share. Our net investment income decreased primarily from a decrease in interest income. Interest income decreased primarily due to reduced returns from our structured credit investments due to lower future expected cash flows, an additional $156,830 weighted average balance of loans on non-accrual status and a reduced interest earning asset base. Net investment income further decreased due to a decline in dividend income primarily from a non-recurring dividend received from APRC in the prior year period. These decreases were partially offset by lower management fees and other operating expenses. The following table shows the calculation of net asset value per share as of March 31, 2017 and June 30, 2016.

	March 31, 2017	June 30, 2016
Net assets	$3,392,168	$3,435,917
Shares of common stock issued and outstanding	359,885,703	357,107,231
Net asset value per share	$9.43	$9.62

Results of Operations
Net increase in net assets from operations for the three months ended March 31, 2017 and March 31, 2016 was $19,492 and $75,508. The $56,016 decrease is primarily due to net unrealized losses of $53,746 recognized during the three months ended March 31, 2017 compared to $1,311 of net unrealized losses recognized during the three months ended March 31, 2016. This fluctuation is primarily a result of a decline in operating performance at our investments in USES, PrimeSport, Inc. and United Sporting Companies, Inc., and the reduced returns from our structured credit investments due to lower future expected cash flows. Additionally, investment income declined by $18,461 primarily due to a $17,281 decline in interest income from declining returns from CLOs, an additional $182,612 weighted average balance of loans on non-accrual status and a reduced interest rate after refinancing our investment in First Tower Finance. These changes were partially offset by a favorable $10,962 decrease in net realized losses due to a write-down of our investment in Targus and write-off of our remaining investment in Wind River Resources Corporation (“Wind River”) during the three months ended March 31, 2016. No such write off occurred during the three months ended March 31, 2017.
Net increase in net assets resulting from operations for the nine months ended March 31, 2017 and March 31, 2016 was $201,738 and $8,205, respectively. The $193,533 increase is primarily due to net unrealized losses of $35,271 recognized during the nine months ended March 31, 2017 compared to $253,233 of net unrealized losses recognized during the nine months ended March 31, 2016. This fluctuation is primarily due to decreases in market yields and the competitive environment faced by our energy-related companies during the nine months ended March 31, 2016. Additionally, net realized losses decreased by $19,047 due to a write-down of our investment in Targus and write-off of our remaining investment in Wind River during the nine months ended March 31, 2016, partially offset by a realized gain on the sales of our CLO debt investments of $3,911. No such write off nor sales occurred during the nine months ended March 31, 2017. The $237,009 favorable decrease in net change in realized and unrealized losses is partially offset by a $48,646 decrease in interest income driven by a decline in returns from CLOs, an additional $156,830 weighted average balance of loans on non-accrual status and a reduced interest earning asset base. Additionally, net change in realized and unrealized losses is partially offset by a $20,482 decline in dividend income primarily a non-recurring dividend received from APRC in the prior year period. (See “Net Realized Losses”, “Net Change in Unrealized Gains (Losses)” and “Investment Income” for further discussion.)
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
Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees. The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Interest income	$161,711	$178,992	$508,152	$556,798
Dividend income	817	8,301	4,580	25,062
Other income	8,504	2,200	21,612	17,075
Total investment income	$171,032	$189,493	$534,344	$598,935

Average debt principal of performing investments	$5,747,457	$5,913,900	$5,704,796	$6,122,039
Weighted average interest rate earned on performing assets	11.25%	11.97%	11.70%	11.91%
Interest income decreased from $178,992 for the three months ended March 31, 2016 to $161,711 for the three months ended March 31, 2017. The $17,281 decrease is primarily due to reduced returns from our structured credit investments due to lower future expected cash flows, an additional $182,612 weighted average balance of loans on non-accrual status and a reduced interest rate on our investment in First Tower Finance. The weighted average interest rate on our performing assets, excluding the effect of non-accrual loans, decreased from 11.97% for the three months ended March 31, 2016 to 11.25% for the three months ended March 31, 2017. The decrease is primarily due to reduced returns from our structured credit investments due to lower future expected cash flows.
Interest income decreased from $556,798 for the nine months ended March 31, 2016 to $508,152 for the nine months ended March 31, 2017. The $48,646 decrease is primarily due to reduced returns from our structured credit investments due to lower future expected cash flows, an additional $156,830 weighted average balance of loans on non-accrual status and a reduced interest earning asset base. The weighted average interest rate on our performing assets, excluding the effect of non-accrual loans, decreased from 11.91% for the nine months ended March 31, 2016 to 11.70% for the nine months ended March 31, 2017. The decrease is primarily due to reduced returns from our structured credit investments due to lower future expected cash flows.
Investment income is also generated from dividends and other income which is less predictable than interest income. Dividend income decreased from $8,301 for the three months ended March 31, 2016 to $817 for the three months ended March 31, 2017. The $7,484 decrease in dividend income is primarily attributed to a $7,250 dividend received during the three months ended March 31, 2016 from our investment in Echelon. No such dividend was received from Echelon during the three months ended March 31, 2017. The level of dividends received from our investment in Nationwide decreased by $233 during the three months ended March 31, 2017 as compared to the same period in the prior year.
Dividend income decreased from $25,062 for the nine months ended March 31, 2016 to $4,580 for the nine months ended March 31, 2017. The $20,482 decrease in dividend income is primarily attributed to a $11,016 dividend received during the nine months ended March 31, 2016 from our investment in APRC resulting from the sale of APRC’s Vista Palma Sola property. No such dividend was received from was NPRC during the nine months ended March 31, 2017. Additionally, a $7,250 dividend received during the nine months ended March 31, 2016 from our investment in Echelon. No such dividend was received from Echelon during the nine months ended March 31, 2017. Additionally, the level of dividends received from our investment in CCPI and MITY decreased by $3,072 and $242, respectively, during the nine months ended March 31, 2017 as compared to the same period in the prior year. This decrease was partially offset by an increase of $659 in dividends received from Nationwide for the nine months ended March 31, 2017.
Other income has come primarily from structuring fees, which are generated from originations and will fluctuate as levels of originations and types of originations fluctuate. Income from other sources was $8,504 and $2,200 for the three months ended March 31, 2017 and March 31, 2016, respectively. Included within other income is $6,841 and $213 of structuring fees for the three months ended March 31, 2017 and March 31, 2016, respectively. The increase of structuring fees recognized during the three months ended March 31, 2017 resulted from an increase in new originations in Centerfield and Memorial MRI and follow-on investments in existing portfolio companies, primarily from our investments in MITY, Traeger and Matrixx.
Income from other sources was $21,612 and $17,075 for the nine months ended March 31, 2017 and March 31, 2016. Included within other income is $17,114 and $10,967 of structuring fees for the nine months ended March 31, 2017 and March 31, 2016. The increase in structuring fees resulted from an increase in new originations in Universal Turbine Parts, LLC, Centerfield and Memorial MRI and follow-on investments in our portfolio companies, primarily from our investments in Onyx, Atlantis Health Care Group (Puerto Rico), Inc., Echelon, NPRC, MITY, Traeger and Matrixx.

Operating Expenses
Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate the Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions. Operating expenses were $97,952 and $101,867 for the three months ended March 31, 2017 and March 31, 2016, respectively. Operating expenses were $297,940 and $319,174 for the nine months ended March 31, 2017 and March 31, 2016, respectively.
The net base management fee was $30,549 and $30,977 for the three months ended March 31, 2017 and March 31, 2016, respectively ($0.08 and $0.09 per weighted average share, respectively). Total gross base management fee was $30,829 and $31,442 for the three months ended March 31, 2017 and March 31, 2016, respectively. The $613 decrease in total gross base management fee is directly related a decrease in average total assets. The Investment Adviser has entered into a servicing agreement with certain institutions who purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. During the three months ended March 31, 2017 and March 31, 2016, we received payments of $280 and $465, respectively, from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments, which reduced the base management fee payable to $30,549 and $30,977 for the three months ended March 31, 2017 and March 31, 2016, respectively.
The net base management fee was $92,227 and $95,712 for the nine months ended March 31, 2017 and March 31, 2016, respectively ($0.26 and $0.27 per weighted average share, respectively). Total gross base management fee was $93,263 and $97,109 for the nine months ended March 31, 2017 and March 31, 2016, respectively. The $3,846 decrease in total gross base management fee is directly related a decrease in average total assets. The Investment Adviser has entered into a servicing agreement with certain institutions, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. We received payments of $1,036 and $1,397 from these institutions for the nine months ended March 31, 2017 and March 31, 2016, respectively, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser resulting in net base management fees of $92,227 and $95,712 for the nine months ended March 31, 2017 and March 31, 2016.
For the three months ended March 31, 2017 and March 31, 2016, we incurred $18,270 and $21,906 of income incentive fees, respectively ($0.05 and $0.06 per weighted average share, respectively). This decrease was driven by a corresponding decrease in pre-incentive fee net investment income from $109,532 for the three months ended March 31, 2016 to $91,350 for the three months ended March 31, 2017, primarily due to a decrease in interest and dividend income from a reduced level of investments. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
For the nine months ended March 31, 2017 and March 31, 2016, we incurred $59,101 and $69,940 of income incentive fees, respectively ($0.16 and $0.20 per weighted average share, respectively). This decrease was driven by a corresponding decrease in pre-incentive fee net investment income from $349,701 for the nine months ended March 31, 2016 to $295,505 for the nine months ended March 31, 2017, primarily due to decreases in dividend income, interest income due to repayments on investments and interest income due to increased default rates in the underlying collateral of our CLO investments. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended March 31, 2017 and March 31, 2016, we incurred $41,464 and $41,719, respectively, of interest expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). During the nine months ended March 31, 2017 and March 31, 2016, we incurred $123,981 and $125,881, respectively, of expenses related to our Notes. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.

The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Interest on borrowings	$35,972	$36,268	$107,141	$110,515
Amortization of deferred financing costs	3,370	3,240	10,128	10,156
Accretion of discount on Public Notes	68	50	200	148
Facility commitment fees	2,054	2,161	6,512	5,062
Total interest and credit facility expenses	$41,464	$41,719	$123,981	$125,881

Average principal debt outstanding	$2,715,550	$2,725,717	$2,677,152	$2,842,070
Weighted average stated interest rate on borrowings(1)	5.30%	5.32%	5.34%	5.18%
Weighted average interest rate on borrowings(2)	6.11%	6.12%	6.17%	5.91%

(1)	Includes only the stated interest expense.

(2)	Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
Interest expense is relatively stable for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 5.32% for the three months ended March 31, 2016 to 5.30% for the three months ended March 31, 2017. This decrease is primarily due to issuances of shorter term debt at lower rates.
Interest expense is relatively stable for the nine months ended March 31, 2017 as compared to the nine months ended March 31, 2016. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) increased from 5.18% for the nine months ended March 31, 2016 to 5.34% for the nine months ended March 31, 2017. This increase is primarily due to issuances of the 2024 Notes and Prospect Capital InterNotes® at higher rates, partially offset by the repayment of the matured August 15, 2016 unsecured convertible notes.
The allocation of gross overhead expense from Prospect Administration was $7,970 and $5,700 for the three months ended March 31, 2017 and March 31, 2016, respectively. Prospect Administration received estimated payments of $4,389 and $2,764 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the three months ended March 31, 2017 and March 31, 2016, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. Net overhead during the three months ended March 31, 2017 and March 31, 2016 totaled $3,581 and $2,936, respectively.

The allocation of gross overhead expense from Prospect Administration was $17,283 and $14,948 for the nine months ended March 31, 2017 and March 31, 2016, respectively. Prospect Administration received estimated payments of $6,636 and $5,613 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the nine months ended March 31, 2017 and March 31, 2016, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. (See Managerial Assistance section below and Note 14 for further discussion.) Additionally, during the nine months ended March 31, 2017, other operating expenses in the amount of $876 incurred by us, which were attributable to CCPI, have been reimbursed by CCPI and are reflected as an offset to our overhead allocation. No such reimbursements or expenses occurred during the nine months ended March 31, 2016. During the nine months ended March 31, 2016, we renegotiated the managerial assistance agreement with First Tower LLC and reversed $1,200 of previously accrued managerial assistance at First Tower Delaware, $600 of which was expensed during the three months ended December 31, 2015, as the fee was paid by First Tower LLC, which decreased our overhead expense. During the nine months ended March 31, 2016, we also incurred $379 of overhead expense related to our consolidated entity SB Forging. Therefore, net overhead during the nine months ended March 31, 2017 and March 31, 2016 totaled $9,771 and $9,114, respectively.

Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, allocation of overhead from Prospect Administration (“Other Operating Expenses”) was $4,088 and $4,329 for the three months ended March 31, 2017 and March 31, 2016, respectively. The slight decrease of $241 during the three months ended March 31, 2017 is due to a decrease in audit, compliance and tax related fees and a reversal of excise tax previously accrued due to lower levels of taxable income offset by an increase in other general and administrative expenses. Other Operating Expenses were $12,860 and $18,527 for the nine months ended March 31, 2017 and March 31, 2016, respectively. The decrease of $5,667 during the nine months ended March 31, 2017 is primarily due other general and administrative expenses from tax services expenses in our controlled companies, an decrease in audit, compliance and tax related fees, and a reversal of excise tax previously accrued due to lower levels of taxable income.
Net Investment Income
Net investment income represents the difference between investment income and operating expenses. Net investment income was $73,080 and $87,626 and for three months ended March 31, 2017 and March 31, 2016, respectively. Net investment income for three months ended March 31, 2017 and March 31, 2016 was $0.20 and $0.25 per weighted average share, respectively. During the three months ended March 31, 2017, the decrease is primarily due to a $17,281 decrease in interest income, or $0.05 per weighted average share, driven primarily by reduced returns from our structured credit investments due to lower future expected cash flows, an additional $182,612 weighted average balance of loans on non-accrual status and a reduced interest rate after refinancing our investment in First Tower Finance.
Net investment income was $236,404 and $279,761 for the nine months ended March 31, 2017 and March 31, 2016, respectively. Net investment income for nine months ended March 31, 2017 and March 31, 2016 was $0.66 and $0.79 per weighted average share, respectively. The $43,357 decrease during the nine months ended March 31, 2017 is primarily the result of a $48,646 decrease in interest income driven primarily by a decline in interest income from reduced returns from our structured credit investments due to lower future expected cash flows, an additional $156,830 weighted average balance of loans on non-accrual status and a reduced interest earning asset base and a $20,482 decrease in dividend income related to APRC, Echelon, CCPI and Mity discussed above. These decreases were partially offset by a favorable $14,324 decrease in advisory fees.
Net Realized Gains (Losses)
During the three months ended March 31, 2017, we recognized a net realized gain of $178, as compared to the $10,784 of net realized loss recognized during three months ended March 31, 2016. The net realized gain during the three months ended March 31, 2017 was primarily due to an asset sale distribution from our previously held investment in Wind River of $929, partially offset by write-off of defaulted loans in our small business lending portfolio of $759. The net realized loss during the three months ended March 31, 2016 was primarily due to the $17,194 write-down of our investment in Targus and write-off of our remaining investment in Wind River, partially offset by realized gains from the sales of our CLO debt investments of $3,911.
During the nine months ended March 31, 2017, we recognized a net realized gain of $810, as compared to the $18,237 of net realized losses recognized during nine months ended March 31, 2016. The net realized gain during the nine months ended March 31, 2017 was primarily due to the receipt of bankruptcy proceeds from our investment in New Century Transportation, Inc. of $936, a working capital adjustment from our investment in Harbortouch of $432, the exercise of warrants in our investment in R-V for $171, an asset sale distribution from our previously held investment in Wind River of $929, as well as from the sales of our investments in Biotronic, Big Tex and Nathan’s for which we recognized total realized gains of $514. These gains were partially offset by the write-off of defaulted loans in our small business lending portfolio of $2,378. The net realized loss during the nine months ended March 31, 2016 was primarily due to the write-down of our investment in Targus and write-off of our remaining investment in Wind River discussed above, along with $5,062 of write-offs of our small business whole loan portfolio.
Net Change in Unrealized Gains (Losses)
Net change in unrealized loss of $53,746 for the three months ended March 31, 2017 was driven primarily by declining operating performance within certain investments and a decline in returns from CLOs. Write-downs in our investments in USES, PrimeSport, Inc. and United Sporting Companies, Inc. were due to declining operating performance and resulted in unrealized losses of $21,144, $9,645 and $8,203, respectively. The valuation of our portfolio was also negatively impacted by the decline in returns from CLOs, and we therefore recognized $15,252 in unrealized losses.

For the three months ended March 31, 2016, the $1,311 net decrease in unrealized loss was driven primarily by increases in market yields and the competitive environment faced by our energy-related companies. Unrealized losses on our CLO debt and equity investments comprised $33,556 of the total net change in unrealized loss, and unrealized losses on our energy-related investments comprised $40,022 of the total net change in unrealized loss for the three months ended March 31, 2016. These unrealized losses were offset by $69,985 unrealized gains in our REITs portfolio due to improved operating performance at the property-level. The remaining $2,282 net decrease in unrealized loss is primarily the result of current market conditions and the results of operations of individual portfolio companies across various industries.
For the nine months ended March 31, 2017, the $35,271 net decrease in unrealized gains (losses) was the result of the competitive environment faced by our energy-related companies and declining operating performance within certain investments. There were unrealized losses on our Energy Equipment & Services investments of $29,174. Unrealized losses on our online lending portfolio of $19,290 were due to an increase in delinquent loans for the nine months ended March 31, 2017. Additionally, the value of our investment in USES decreased by $18,327 due to a decline in operating performance, and our investment in First Tower Finance declined in value by $14,353 due to increased regulatory scrutiny within the consumer finance industry. These unrealized losses were partially offset by unrealized appreciation on our REIT investment of $41,648 due to improved operating performance at the property-level. The remaining $4,223 decrease in net unrealized losses was due to operating declines across multiple investments and industries.
For the nine months ended March 31, 2016, the $253,233 net decrease in unrealized losses was driven primarily by increases in market yields and the competitive environment faced by our energy-related companies. Unrealized losses on our CLO debt and equity investments comprised $153,524 of total net change in unrealized losses, and unrealized losses on our Energy Equipment & Services investments comprised $77,618 of total net change in unrealized losses for the nine months ended March 31, 2016. During the nine months ended March 31, 2016, the valuation of our portfolio was also negatively impacted by increased regulatory scrutiny within the consumer finance industry and we recognized $26,762 in unrealized losses, primarily related to our investment in First Tower. Additionally, during the nine months ended March 31, 2016, we reduced the value of our investment in Harbortouch by $37,228 due to current market developments and our investment in Pacific World by $12,109 due to declining operating results. These unrealized losses were partially offset by $56,807 unrealized gains in our REITs portfolio due to improved operating performance at the property-level. The remaining unrealized losses was partially offset by unrealized gains due to operating improvements across multiple investments and industries.
Financial Condition, Liquidity and Capital Resources
For the nine months ended March 31, 2017 and March 31, 2016, our operating activities provided $74,744 and $643,137 of cash, respectively. There were no investing activities for the nine months ended March 31, 2017 and March 31, 2016. Financing activities used $280,738 and $583,951 of cash during the nine months ended March 31, 2017 and March 31, 2016, respectively, which included dividend payments of $245,255 and $255,063, respectively.
Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.
Our primary sources of funds have historically been issuances of debt and equity. More recently, we have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the nine months ended March 31, 2017, we borrowed $557,000 and made repayments totaling $557,000 under the Revolving Credit Facility. As of March 31, 2017, we had, net of unamortized discount and debt issuance costs, $910,782 outstanding on the Convertible Notes, $737,802 outstanding on the Public Notes and $991,345 outstanding on the Prospect Capital InterNotes®, and no outstanding balance on the Revolving Credit Facility. (See “Capitalization” above.)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 4.00%. As of March 31, 2017 and June 30, 2016, we had $26,863 and $40,560, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of March 31, 2017 and June 30, 2016.
Our shareholders’ equity accounts as of March 31, 2017 and June 30, 2016 reflect cumulative shares issued, net of shares repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.

As part of our Repurchase Program, we delivered a notice with our annual proxy mailing on September 21, 2016 and our most recent notice was delivered with a shareholder letter mailing on April 14, 2017. This notice extends for six months after the date that notice is delivered. We did not repurchase any shares of our common stock for the nine months ended March 31, 2017. During the nine months ended March 31, 2016, we repurchased 4,708,750 shares of our common stock pursuant to our publicly announced Repurchase Program for $34,140, or approximately $7.25 weighted average price per share at approximately a 30% discount to net asset value as of June 30, 2015. Our NAV per share was increased by approximately $0.02 for the nine months ended March 31, 2016 as a result of the share repurchases.
On November 3, 2016, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $4,945,873 of additional debt and equity securities in the public market as of March 31, 2017.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
Recent Developments
On April 6, 2017, we repurchased $78,766 aggregate principal amount of the 2017 Notes at a price of 102.0% of face value, including commissions. As a result of this transaction, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the 2017 Notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on extinguishment of debt we recorded in the three months ending June 30, 2017 was $1,797.
On April 6, 2017, we repurchased $114,581 aggregate principal amount of the 2018 Notes at a price of 103.5% of face value, including commissions. As a result of this transaction, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the 2018 Notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on extinguishment of debt we recorded in the three months ending June 30, 2017 was $4,720.
On April 6, 2017, we issued $225,000 aggregate principal amount of convertible notes that mature on July 15, 2022 (the “2022 Notes”), unless previously converted or repurchased in accordance with their terms. The 2022 Notes bear interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2017. Total proceeds from the issuance of the 2022 Notes, net of underwriting discounts and estimated offering costs, were $217,750.
On April 7, 2017, we made an investment of $19,408 to purchase 50.48% of the subordinated notes in Carlyle Global Market Strategies CLO 2014-4, Ltd. in a co-investment transaction Pathway Energy Infrastructure Fund, Inc., a closed-end fund managed by an affiliate of Prospect Capital Management L.P.
On April 20, 2017, we made a $15,000 first lien senior secured investment to support a refinancing of RGIS Services, LLC, a provider of inventory, merchandising and staffing solutions.
On May 1, 2017, Broder Bros., Co. partially repaid the $6,910 Senior Secured Term Loan A and $4,607 Senior Secured Term Loan B receivable to us.
On May 2, 2017, Keystone Peer Review Organization Holdings, Inc. repaid the $45,000 loan receivable to us.
On May 4, 2017, we provided $64,500 of senior secured financing, of which $62,500 was funded at closing, to support the acquisition of RME Group Holdings Company, a provider of client acquisition and lead generation services to professional service firms.
We have provided notice to call on May 11, 2017 with settlement on May 15, 2017, $20,657 of our Prospect Capital InterNotes® maturing on November 15, 2018.
During the period from April 1, 2017 through May 9, 2017 we issued $13,343 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $13,176.
On May 9, 2017, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.08333 per share for May 2017 to holders of record on May 31, 2017 with a payment date of June 22, 2017.

•	$0.08333 per share for June 2017 to holders of record on June 30, 2017 with a payment date of July 20, 2017.

•	$0.08333 per share for July 2017 to holders of record on July 31, 2017 with a payment date of August 24, 2017.

•	$0.08333 per share for August 2017 to holders of record on August 31, 2017 with a payment date of September 21, 2017.
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
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three and nine months ended March 31, 2017.

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
Investment Transactions
Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. In accordance with ASC 325-40, Beneficial Interest in Securitized Financial Assets, investments in CLOs are periodically assessed for other-than-temporary impairment (“OTTI”). When the Company determines that a CLO has OTTI, the amortized cost basis of the CLO is written down to its fair value as of the date of the determination based on events and information evaluated and that write-down is recognized as a realized loss. For the periods ended March 31, 2017 and June 30, 2016, there were no OTTI assessed for any CLO investment within our portfolio. Amounts for investments traded but not yet settled are reported in Due to Broker or Due from Broker, respectively, in the Consolidated Statements of Assets and Liabilities.
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

Our investments in CLOs are classified as Level 3 securities under ASC 820 and are valued primarily using a discounted multi-path cash flow model. The CLO structures are analyzed to identify the risk exposures and appropriate call date (i.e., expected maturity). These risk factors are sensitized using Monte Carlo simulations to generate probability-weighted (i.e., multi-path) cash flows for the underlying assets and liabilities.  These cash flows are discounted using appropriate market discount rates, and relevant data in the CLO market and certain benchmark credit indices are considered, to determine the value of each CLO investment.  In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the discount rate that would be effective for the corresponding multi-path estimate of value.  We are not responsible for and have no influence over the asset management of the portfolios underlying the CLO investments we hold as those portfolios are managed by non-affiliated third party CLO collateral managers. The main risk factors are: default risk, interest rate risk, downgrade risk, and credit spread risk.
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
Convertible Notes
We have recorded the Convertible Notes at their contractual amounts. We have determined that the embedded conversion options in the Convertible Unsecured Notes are not required to be separately accounted for as a derivative under ASC 815, Derivatives and Hedging. See Note 5 in the accompanying Consolidated Financial Statements for further discussion.
Revenue Recognition
Realized gains or losses on the sale of investments are calculated using the specific identification method.
Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Loan origination fees, original issue discount, and market discounts are capitalized and accreted into interest income over the respective terms of the applicable loans using the effective interest method or straight-line, as applicable, and adjusted only for material amendments or prepayments. Upon a prepayment of a loan, prepayment premiums, original issue discount, or market discounts are recorded as interest income. Other income generally includes amendment fees, commitment fees, administrative agent fees and structuring fees which are recorded when earned.
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current. As of March 31, 2017, approximately 1.4% of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of March 31, 2017, we do not expect to have any excise tax due for the 2017 calendar year. Thus, we have not accrued any excise tax for this period.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 2017 and for the three and nine months then ended, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2013 and thereafter remain subject to examination by the Internal Revenue Service.
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

We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of SEC registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of March 31, 2017 and June 30, 2016, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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
In October 2016, the SEC adopted significant reforms under the 1940 Act that impose extensive new disclosure and reporting obligations on most 1940 Act funds (collectively, the “Reporting Rules”). The Reporting Rules greatly expand the volume of information regarding fund portfolio holdings and investment practices that must be disclosed. The adopted amendments to Regulation S-X for 1940 Act funds and BDCs include an update to the disclosures for investments in and advances to affiliates, and the requirement to include in their financial statements a standardized schedule containing detailed information about derivative investments (among other changes). The amendments to Regulation S-X are effective August 1, 2017, and adoption of the amended reform is not expected to have a significant effect on our consolidated financial statements and disclosures.

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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a LIBOR floor. Our loans typically have durations of one to three months after which they reset to current market interest rates. As of March 31, 2017, 90.7% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility and certain Prospect Capital InterNotes® issuances that are based on floating LIBOR rates. Interest on borrowings under the revolving credit facility is one-month LIBOR plus 225 basis points with no minimum LIBOR floor and there is no outstanding balance as of March 31, 2017. Interest on five Prospect Capital InterNotes® is three-month LIBOR plus a range of 350 to 300 basis points with no minimum LIBOR floor. The Convertible Notes, Public Notes and remaining Prospect Capital InterNotes® bear interest at fixed rates.
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in CLO residual interests) to our loan portfolio and outstanding debt as of March 31, 2017, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Net Investment Income (1)
Up 300 basis points	$102,001	$43	$101,958	$81,566
Up 200 basis points	64,589	29	64,560	51,648
Up 100 basis points	27,743	16	27,727	22,182
Down 100 basis points	(1,304)	(17)	(1,287)	(1,030)

(1)	Includes the impact of income incentive fees. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of March 31, 2017, one and three month LIBOR was 0.98% and 1.15%, respectively.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended March 31, 2017, we did not engage in hedging activities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2017, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of March 31, 2017. Our Investment Adviser and Administrator were named as defendants in a lawsuit filed on April 21, 2016 by a purported shareholder of Prospect in the United States District Court for the Southern District of New York under the caption Paskowitz v. Prospect Capital Management and Prospect Administration. The complaint alleged that the defendants received purportedly excessive management and administrative services fees from us in violation of Section 36(b) of the 1940 Act. The plaintiff sought to recover on behalf of us damages in an amount not specified in the complaint. On June 30, 2016, the Investment Adviser and the Administrator filed a motion to dismiss the complaint in its entirety. On January 24, 2017, the court granted the motion to dismiss, finding that the shareholder’s complaint failed to state a cause of action and entering judgment dismissing the action. On February 21, 2017, the shareholder filed a notice of appeal to the United States Court of Appeals for the Second Circuit of the district court’s judgment dismissing the action.
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

Item 6. Exhibits, Financial Statement Schedules
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
4.1	Four Hundred Fifty-Third Supplemental Indenture dated as of January 6, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(3)
4.2	Four Hundred Fifty-Fourth Supplemental Indenture dated as of January 12, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(4)
4.3	Four Hundred Fifty-Fifth Supplemental Indenture dated as of January 20, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(5)
4.4	Four Hundred Fifty-Sixth Supplemental Indenture dated as of January 26, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(6)
4.5	Four Hundred Fifty-Seventh Supplemental Indenture dated as of February 2, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(7)
4.6	Four Hundred Fifty-Eighth Supplemental Indenture dated as of February 9, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(8)
4.7	Four Hundred Fifty-Ninth Supplemental Indenture dated as of February 24, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(9)
4.8	Four Hundred Sixtieth Supplemental Indenture dated as of March 2, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(10)
4.9	Four Hundred Sixty-First Supplemental Indenture dated as of March 9, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(11)
4.10	Four Hundred Sixty-Second Supplemental Indenture dated as of March 16, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(12)
4.11	Four Hundred Sixty-Third Supplemental Indenture dated as of March 23, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(13)
4.12	Four Hundred Sixty-Fourth Supplemental Indenture dated as of March 30, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(14)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on January 6, 2017.
(4)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on January 12, 2017.
(5)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 20, 2017.
(6)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 26, 2017.
(7)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on February 2, 2017.

(8)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on February 9, 2017.
(9)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on February 24, 2017.
(10)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on March 2, 2017.
(11)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on March 9, 2017.
(12)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on March 16, 2017.
(13)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on March 23, 2017.
(14)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 30, 2017.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2017.

PROSPECT CAPITAL CORPORATION

By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN F. BARRY III	/s/ ANDREW C. COOPER
John F. Barry III	Andrew C. Cooper
Chairman of the Board, Chief Executive Officer and Director	Director
May 9, 2017	May 9, 2017

/s/ BRIAN H. OSWALD	/s/ WILLIAM J. GREMP
Brian H. Oswald	William J. Gremp
Chief Financial Officer	Director
May 9, 2017	May 9, 2017

/s/ M. GRIER ELIASEK	/s/ EUGENE S. STARK
M. Grier Eliasek	Eugene S. Stark
President, Chief Operating Officer and Director	Director
May 9, 2017	May 9, 2017