Form 10-K
period 2017-06-30
PROSPECT CAPITAL CORP
filed 2017-08-28
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017 OR
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant as of December 30, 2016 was $2.791 billion (based on the closing price on that date of $8.35 on the NASDAQ Global Select Market). For the purposes of calculating this amount only, all executive officers and Directors are “affiliates” of the Registrant.
As of August 28, 2017, there were 360,221,762 shares of the Registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement relating to the 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

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
General
Prospect is a financial services company that primarily lends to and invests in middle market privately-held companies. We are a closed-end investment company incorporated in Maryland. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). We were organized on April 13, 2004 and were funded in an initial public offering completed on July 27, 2004.We are one of the largest BDCs with approximately $6.17 billion of total assets as of June 30, 2017.
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
We currently have nine strategies that guide our origination of investment opportunities: (1) lending to companies controlled by private equity sponsors, (2) lending to companies not controlled by private equity sponsors, (3) purchasing controlling equity positions and lending to operating companies, (4) purchasing controlling equity positions and lending to financial services companies, (5) purchasing controlling equity positions and lending to real estate companies, (6) purchasing controlling equity positions and lending to aircraft leasing companies (7) investing in structured credit (8) investing in syndicated debt and (9) investing in online loans. We may also invest in other strategies and opportunities from time to time that we view as attractive. We continue to evaluate other origination strategies in the ordinary course of business with no specific top-down allocation to any single origination strategy.
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
Purchasing Controlling Equity Positions and Lending to Operating Companies - This strategy involves purchasing yield-producing debt and controlling equity positions in non-financial-services operating companies. We believe that we can provide enhanced certainty of closure and liquidity to sellers and we look for management to continue on in their current roles. This strategy has comprised approximately 5%-15% of our portfolio.
Purchasing Controlling Equity Positions and Lending to Financial Services Companies - This strategy involves purchasing yield-producing debt and control equity investments in financial services companies, including consumer direct lending, sub-prime auto lending and other strategies. These investments are often structured in tax-efficient partnerships, enhancing returns. This strategy has comprised approximately 5%-15% of our portfolio.

Purchasing Controlling Equity Positions and Lending to Real Estate Companies - We purchase debt and controlling equity positions in tax-efficient real estate investment trusts (“REIT” or “REITs”). National Property REIT Corp.’s (“NPRC”), an operating company and the surviving entity of the May 23, 2016 merger with American Property REIT Corp. and United Property REIT Corp, real estate investments are in various classes of developed and occupied real estate properties that generate current yields, including multi-family properties, student housing, and self-storage. NPRC seeks to identify properties that have historically significant occupancy rates and recurring cash flow generation. NPRC generally co-invests with established and experienced property management teams that manage such properties after acquisition. Additionally, NPRC purchases loans originated by certain consumer loan facilitators. It generally purchases each loan in its entirety (i.e., a “whole loan”). The borrowers are consumers, and the loans are typically serviced by the facilitators of the loans. This investment strategy has comprised approximately 5%-10% of our business.
Purchasing Controlling Equity Positions and Lending to Aircraft Leasing Companies - We invest in debt as well as equity in companies with aircraft assets subject to commercial leases to airlines across the globe. We believe that these investments can present attractive return opportunities due to cash flow consistency from long-term leases coupled with hard asset residual value. We believe that these investment companies seek to deliver risk-adjusted returns with strong downside protection by analyzing relative value characteristics across a variety of aircraft types and vintages. This strategy historically has comprised less than 5% of our portfolio.
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
Investing in Online Loans - We purchase loans originated by certain small-and-medium-sized business (“SME”) loan facilitators. We generally purchase each loan in its entirety (i.e., a “whole loan”). The borrowers are SMEs and the loans are typically serviced by the facilitators of the loans. This investment strategy has comprised up to approximately 1% of our portfolio.
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
We may also acquire controlling interests in companies in conjunction with making secured debt investments in such companies. These may be in several industries, including industrial, service, aircraft leasing, real estate and financial businesses.
We seek to maximize returns and minimize risk for our investors by applying rigorous analysis to make and monitor our investments. While the structure of our investments varies, we can invest in senior secured debt, senior unsecured debt, subordinated secured debt, subordinated unsecured debt, convertible debt, convertible preferred equity, preferred equity, common equity, warrants and other instruments, many of which generate current yield. While our primary focus is to seek current income through investment in the debt and/or dividend-paying equity securities of eligible privately-held, thinly-traded or distressed companies and long-term capital appreciation by acquiring accompanying warrants, options or other equity securities of such companies, we may invest up to 30% of the portfolio in opportunistic investments in order to seek enhanced returns for stockholders. Such investments may include investments in the debt and equity instruments of broadly-traded public companies. We expect that these public companies generally will have debt securities that are non-investment grade. Such investments may also include purchases (either in the primary or secondary markets) of the equity and junior debt tranches of a type of pools such as CLOs. Structurally, CLOs are entities that are formed to hold a portfolio of senior secured loans made to companies whose debt is rated below investment grade or, in limited circumstances, unrated. The senior secured loans within a CLO are limited to senior secured loans which meet specified credit and diversity criteria and are subject to concentration limitations in order to create an investment portfolio that is diverse by senior secured loan, borrower, and industry, with limitations on non-U.S. borrowers. Within this 30% basket, we have and may make additional investments in debt and equity securities of financial companies and companies located outside of the United States.
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
Industry Sectors
Our portfolio is invested across 33 industry categories. Excluding our CLO investments, which do not have industry concentrations, no individual industry comprises more than 10.7% of the portfolio on either a cost or fair value basis.

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
Investment Valuation
To value our investments, we follow the guidance of ASC 820, Fair Value Measurement (“ASC 820”), that defines fair value, establishes a framework for measuring fair value in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and requires disclosures about fair value measurements. In accordance with ASC 820, the fair value of our investments is defined as the price that we would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market in which that investment is transacted.
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

Our non-CLO investments are valued utilizing a yield technique, enterprise value (“EV”) technique, net asset value technique, liquidation technique, discounted cash flow technique, or a combination of techniques, as appropriate. The yield technique uses loan spreads for loans and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the EV technique, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market (multiples) valuation approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions, and/or a discounted cash flow technique. The net asset value technique, an income approach, is used to derive a value of an underlying investment (such as real estate property) by dividing a relevant earnings stream by an appropriate capitalization rate. For this purpose, we consider capitalization rates for similar properties as may be obtained from guideline public companies and/or relevant transactions. The liquidation technique is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow technique converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The fair value measurement is based on the net present value indicated by current market expectations about those future amounts.
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
Our investments in CLOs are classified as Level 3 fair value measured securities under ASC 820 and are valued primarily using a discounted multi-path cash flow model. The CLO structures are analyzed to identify the risk exposures and to determine an appropriate call date (i.e., expected maturity). These risk factors are sensitized using Monte Carlo simulations, which is a simulation used to model the probability of different outcomes, to generate probability-weighted (i.e., multi-path) cash flows from the underlying assets and liabilities.  These cash flows, after payments to debt tranches senior to our equity positions, are discounted using appropriate market discount rates, and relevant data in the CLO market as well as certain benchmark credit indices are considered, to determine the value of each CLO investment.  In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the implied discount rate that would be effective for the value derived from the multi-path cash flows.  We are not responsible for and have no influence over the asset management of the portfolios underlying the CLO investments we hold, as those portfolios are managed by non-affiliated third party CLO collateral managers. The main risk factors are default risk, prepayment risk, interest rate risk, downgrade risk, and credit spread risk.
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
Prospect Administration, when executing a managerial assistance agreement with each portfolio company to which we provide managerial assistance, arranges for the provision of such managerial assistance on our behalf. When doing so, Prospect Administration utilizes personnel of our Investment Adviser. We, on behalf of Prospect Administration, invoice portfolio companies receiving and paying for managerial assistance, and we remit to Prospect Administration its cost of providing such services, including the charges deemed appropriate by our Investment Adviser for providing such managerial assistance. No income is recognized by Prospect.
Investment Adviser
Prospect Capital Management, a Delaware limited partnership that is registered as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”) manages our investments. Prospect Capital Management is led by John F. Barry III and M. Grier Eliasek, two senior executives with significant investment advisory and business experience. Both Messrs. Barry and Eliasek spend a significant amount of their time in their roles at Prospect Capital Management working on our behalf. The principal executive offices of Prospect Capital Management are 10 East 40th Street, 42nd Floor, New York, NY 10016. We depend on the due diligence, skill and network of business contacts of the senior management of the Investment Adviser. We also depend, to a significant extent, on the Investment Adviser’s investment professionals and the information and deal flow generated by those investment professionals in the course of their investment and portfolio management activities. The Investment Adviser’s senior management team evaluates, negotiates, structures, closes, monitors and services our investments. Our future success depends to a significant extent on the continued service of the senior management team, particularly John F. Barry III and M. Grier Eliasek. The departure of any of the senior managers of the Investment Adviser could have a materially adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that Prospect Capital Management will remain the Investment Adviser or that we will continue to have access to its investment professionals or its information and deal flow. Under the Investment Advisory Agreement (as defined below), we pay Prospect Capital Management investment advisory fees, which consist of an annual base management fee based on our gross assets as well as a two-part incentive fee based on our performance. Mr. Barry currently controls Prospect Capital Management.
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

•
100.00% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 125.00% of the quarterly hurdle rate in any calendar quarter (8.75% annualized assuming a 7.00% annualized hurdle rate), i.e., the “catch-up”; and

•
20.00% of the amount of our pre-incentive fee net investment income, if any, that exceeds 125.00% of the quarterly hurdle rate in any calendar quarter (8.75% annualized assuming a 7.00% annualized hurdle rate).

These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.
The second part of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.00% of our realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year. In determining the capital gains incentive fee payable to the Investment Adviser, we calculate the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each investment that has been in our portfolio. For the purpose of this calculation, an “investment” is defined as the total of all rights and claims which may be asserted against a portfolio company arising from our participation in the debt, equity, and other financial instruments issued by that company. Aggregate realized capital gains, if any, equal the sum of the differences between the aggregate net sales price of each investment and the aggregate amortized cost basis of such investment when sold or otherwise disposed. Aggregate realized capital losses equal the sum of the amounts by which the aggregate net sales price of each investment is less than the aggregate amortized cost basis of such investment when sold or otherwise disposed. Aggregate unrealized capital depreciation equals the sum of the differences, if negative, between the aggregate valuation of each investment and the aggregate amortized cost basis of such investment as of the applicable calendar year-end. At the end of the applicable calendar year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee involves netting aggregate realized capital gains against aggregate realized capital losses on a since-inception basis and then reducing this amount by the aggregate unrealized capital depreciation. If this number is positive, then the capital gains incentive fee payable is equal to 20.00% of such amount, less the aggregate amount of any capital gains incentive fees paid since inception.
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
The Investment Advisory Agreement was originally approved by our Board of Directors on June 23, 2004 and was recently re-approved by the Board of Directors on June 13, 2017 for an additional one-year term expiring June 22, 2018. Unless terminated earlier as described below, it will remain in effect from year to year thereafter if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risk Factors – Risks Relating to Our Business – We are dependent upon Prospect Capital Management’s key management personnel for our future success.”
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
The Administration Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Prospect Administration and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Prospect Administration’s services under the Administration Agreement or otherwise as administrator for us. Our payments to Prospect Administration are reviewed quarterly by our Board of Directors.
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
Material U.S. Federal Income Tax Considerations
The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our common shares. This summary does not purport to be a complete description of the income tax considerations applicable to us or our investors on such an investment. For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, financial institutions, U.S. Stockholders (as defined below) whose functional currency is not the U.S. dollar, persons who mark-to-market our shares and persons who hold our shares as part of a “straddle,” “hedge” or “conversion” transaction. This summary assumes that investors hold our common stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.
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
If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make distributions. Distributions would generally be taxable to our individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits, provided certain holding period and other requirements are met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our accumulated earnings and profits attributable to non-RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.
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
In September 2016, the IRS and U.S. Treasury Department issued proposed regulations that, if finalized, would provide that the income inclusions from a PFIC with a QEF election or a CFC would not be good income for purposes of the 90% Income Test unless the Company receives a cash distribution from such entity in the same year attributable to the included income. If such income were not considered “good income” for purposes of the 90% income test, the Company may fail to qualify as a RIC.
It is unclear whether or in what form these regulations will be adopted or, if adopted, whether such regulations would have a significant impact on the income that could be generated by the Company. If adopted, the proposed regulations would apply to taxable years of the Company beginning on or after 90 days after the regulations are published as final. The Company is monitoring the status of the proposed regulations and is assessing the potential impact of the proposed tax regulation on its operations.
Taxation of U.S. Stockholders
Distributions by us generally are taxable to U.S. Stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. Stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. Provided that certain holding period and other requirements are met, such distributions (if reported by us) may qualify (i) for the dividends received deduction available to corporations, but only to the extent that our income consists of dividend income from U.S. corporations and (ii) in the case of individual shareholders, as qualified dividend income eligible to be taxed at long-term capital gain rates to the extent that we receive qualified dividend income (generally, dividend income from taxable domestic corporations and certain qualified foreign corporations). There can be no assurance as to what portion, if any, of our distributions will qualify for favorable treatment as qualified dividend income.
Distributions of our net capital gain (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. Stockholder as long-term capital gains, regardless of the U.S. Stockholder’s holding period for its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. Stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. Stockholder.
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
Properly reported distributions to Non-U.S. Stockholders are generally exempt from U.S. federal withholding tax where they (i) are paid in respect of our “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) are paid in respect of our “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for such taxable year). However, depending on our circumstances, we may report all, some or none of our potentially eligible dividends as such qualified net interest income or as qualified short-term capital gains, and/or treat such dividends, in whole or in part, as ineligible for this exemption from withholding. In order to qualify for this exemption from withholding, a Non-U.S. Stockholder needs to comply with applicable certification requirements relating to its non-U.S. status (including, in general, furnishing an IRS Form W-8BEN, W-8BEN-E or substitute form). In the case of shares held through an intermediary, the intermediary may withhold even if we report the payment as qualified net interest income or qualified short-term capital gain. Non-U.S. Stockholders should contact their intermediaries with respect to the application of these rules to their accounts. There can be no assurance as to what portion of our distributions will qualify for favorable treatment as qualified net interest income or qualified short-term capital gains.
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
Foreign Account Tax Compliance Act
In addition, withholding at a rate of 30% will be required on dividends in respect of, and after December 31, 2018, withholding at a rate of 30% will be required on gross proceeds from the sale of, shares of our stock held by or through certain foreign financial institutions (including investment funds), unless such institution enters into an agreement with the Secretary of the Treasury to report, on an annual basis, information with respect to interests in, and accounts maintained by, the institution to the extent such interests or accounts are held by certain U.S. persons or by certain non-U.S. entities that are wholly or partially owned by U.S. persons and to withhold on certain payments. Accordingly, the entity through which our shares are held will affect the determination of whether such withholding is required. Similarly, dividends in respect of, and, after December 31, 2018, gross proceeds from the sale of, our shares held by an investor that is a non-financial non-U.S. entity that does not qualify under certain exemptions will be subject to withholding at a rate of 30%, unless such entity either (i) certifies that such entity does not have any “substantial United States owners” or (ii) provides certain information regarding the entity’s “substantial United States owners,” which we or the applicable withholding agent will in turn provide to the IRS. An intergovernmental agreement between the United States and an applicable foreign country, or future Treasury regulations or other guidance, may modify these requirements. We will not pay any additional amounts to stockholders in respect of any amounts withheld. Non-U.S. Stockholders are encouraged to consult their tax advisors regarding the possible implications of the legislation on their investment in our shares.
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
Appointment of auditors.
Our Audit Committee and Board of Directors believe that the company remains in the best position to choose the auditors and will generally support management’s recommendation.

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
Our $50.7 million of 5.375% convertible notes due 2017 are referred to as the 2017 Notes. Our $85.4 million of 5.75% convertible notes due 2018 are referred to as the 2018 Notes. Our $200.0 million of 5.875% convertible notes due 2019 are referred to as the 2019 Notes. Our $392.0 million of 4.75% convertible notes due 2020 are referred to as the 2020 Notes. Our $225.0 million of 4.95% convertible notes due 2022 are referred to as the 2022 Notes, and collectively with the 2017 Notes, the 2018 Notes, the 2019 Notes and the 2020 Notes, are the Convertible Notes. Our $250.0 million of 5.875% unsecured notes due 2023 are referred to as the 2023 Notes. Our $199.3 million of 6.25% unsecured notes due 2024 are referred to as the 2024 Notes. Our $300.0 million of 5.00% unsecured notes due 2019 are referred to as the 5.00% 2019 Notes, and collectively with the 2023 Notes, the 2024 Notes, are the Public Notes. Any corporate notes issued pursuant to our medium term notes program with Incapital LLC are referred to as Prospect Capital InterNotes®. The Convertible Notes, Public Notes, and Prospect Capital InterNotes® are collectively referred to as the Unsecured Notes.
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

The re-appearance of market conditions similar to those experienced from 2007 through 2009 for any substantial length of time could make it difficult to extend the maturity of, or refinance our existing indebtedness, or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience. Further, if we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.
The illiquidity of our investments may make it difficult for us to sell such investments, if required. As a result, we may realize significantly less than the value at which we have recorded our investments if forced to liquidate quickly.
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
Uncertainty about the financial stability of the United States, the economic crisis in Europe and the new presidential administration could negatively impact our business, financial condition and results of operations.
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
In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve's holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. In June 2017, the Federal Reserve raised the target range for the federal funds rate, which was the fourth such interest rate hike in nearly a decade. To the extent the Federal Reserve continues to raise rates, and without quantitative easing by the Federal Reserve, there is a risk that the debt markets may experience increased volatility and that the liquidity of certain of our investments may be reduced. These developments, along with the corresponding potential rise in interest rates and borrowing costs, the United States government's credit and deficit concerns and the European sovereign debt crisis, may negatively impact our ability to access the debt markets on favorable terms.
In November 2016, the U.S. held its Federal election and the Republican Party nominee was elected. The Republican Party now controls both the executive and legislative branches of government. Although it remains too early to accurately predict the forthcoming regulatory environment, a number of recent regulatory reforms, as well as proposals for future regulatory reform, may be blocked, repealed, modified or otherwise invalidated, including those that are in the process of being implemented. Potential reform initiatives or regulatory changes, including those arising out of or in connection with the presidential executive order dated February 3, 2017, that may directly or indirectly impact our business or operating activities include:

•	a repeal or modification of portions of the Dodd-Frank Act, including the Volcker Rule;

•	changes to the regulatory landscape of public companies, financial institutions and trading, advisory and asset management firms;

•	alterations to the SEC’s enforcement authority; and

•
the changing leadership at key financial regulatory agencies, including the SEC, the Office of the Comptroller of the Currency, the Commodity Futures Trading Commission, the Federal Reserve and the Financial Stability Oversight Council.

Legislative or other actions relating to taxes could have a negative effect on us.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. According to publicly released statements, a top legislative priority of the new Congress and administration may be to enact significant reform of the Code, including significant changes to taxation of business entities and the deductibility of interest expense and capital investment. There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on us or an investment in our securities. We cannot predict how any changes in the tax laws might affect our investors or us. New legislation, U.S. Treasury regulations, administrative interpretations or court decisions, with or without retroactive application, could significantly and negatively affect our ability to qualify as a RIC or the U.S. federal income tax consequences to our investors and us of such qualification, or could have other adverse consequences. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.
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

Changes relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio.
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
Volatility in the global financial markets could have an adverse effect on the economic recovery in the United States and could result from a number of causes, including a relapse in the Eurozone crisis, geopolitical developments in Eastern Europe, turbulence in the Chinese stock markets and global commodity markets or otherwise. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. While the financial stability of many of such countries has improved significantly, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.
In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In addition, in August 2015, Chinese authorities sharply devalued China's currency. Since then, the Chinese capital markets have continued to experience periods of instability. These market and economic disruptions have affected, and may in the future affect, the financial markets, including the U.S. capital markets, which could adversely affect our business, financial condition or results of operations.
In June 2016, the United Kingdom held a referendum (the “Referendum”) in which voters approved an exit from the European Union, commonly referred to as “Brexit,” which resulted in significant volatility in several international markets. The timing and the outcome of the negotiations between the United Kingdom and the European Union in connection with Brexit are highly uncertain and information regarding the long-term consequences of the vote is expected to become clearer over time. Brexit has led to significant uncertainty in the business, legal and political environment. Risks associated with the outcome of the Referendum include short and long term market volatility and currency volatility (including volatility of the value of the British pound sterling relative to the United States dollar and other currencies and volatility in global currency markets generally), macroeconomic risk to the United Kingdom and European economies, impetus for further disintegration of the European Union and related political stresses (including those related to sentiment against cross border capital movements and activities of investors like us), prejudice to financial services businesses that are conducting business in the European Union and which are based in the United Kingdom, legal uncertainty regarding achievement of compliance with applicable financial and commercial laws and regulations in view of the expected steps to be taken pursuant to or in contemplation of Article 50 of the Treaty on European Union and negotiations undertaken under Article 218 of the Treaty on the Functioning of the European Union, and the unavailability of timely information as to expected legal, tax and other regimes. We will continue to monitor the potential impact of Brexit on its results of operations and financial condition.

Should the economic recovery in the United States be adversely impacted by increased volatility in the global financial markets caused by continued contagion from the Eurozone crisis, further turbulence in Chinese stock markets and global commodity markets, Brexit or for any other reason, loan and asset growth and liquidity conditions at U.S. financial institutions, including us, may deteriorate.
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
Our most recent NAV was calculated on June 30, 2017 and our NAV when calculated effective September 30, 2017 and thereafter may be higher or lower.
Our NAV per share is $9.32 as of June 30, 2017. NAV per share as of September 30, 2017 may be higher or lower than $9.32 based on potential changes in valuations, issuances of securities, repurchases of securities, dividends paid and earnings for the quarter then ended. Our Board of Directors has not yet determined the fair value of portfolio investments at any date subsequent to June 30, 2017. Our Board of Directors determines the fair value of our portfolio investments on a quarterly basis in connection with the preparation of quarterly financial statements and based on input from independent valuation firms, the Investment Adviser, the Administrator and the Audit Committee of our Board of Directors.

Our business model depends upon the development and maintenance of strong referral relationships with other asset managers and investment banking firms.
We are substantially dependent on our informal relationships, which we use to help identify and gain access to investment opportunities. If we fail to maintain our relationships with key firms, or if we fail to establish strong referral relationships with other firms or other sources of investment opportunities, we will not be able to grow our portfolio of equity investments and achieve our investment objective. In addition, persons with whom we have informal relationships are not obligated to inform us of investment opportunities, and therefore such relationships may not lead to the origination of equity or other investments. Any loss or diminishment of such relationships could effectively reduce our ability to identify attractive portfolio companies that meet our investment criteria, either for direct equity investments or for investments through private secondary market transactions or other secondary transactions.
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
We may experience cyber-security incidents and are subject to cyber-security risks. The failure in cyber-security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.
Our business operations rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Cyberattacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through "hacking" or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

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
Cyber-security failures or breaches by the Investment Adviser, any future sub-adviser(s), the Administrator and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate our net asset value, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While we have established a business continuity plan in the event of, and risk management systems to prevent, such cyberattacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, we cannot control the cyber security plans and systems put in place by our service providers and issuers in which we invest. We and our stockholders could be negatively impacted as a result.
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
In addition, decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets experienced during a financial crisis will result in significant net unrealized depreciation in our portfolio. The effect of all of these factors increases the net unrealized depreciation in our portfolio and reduces our NAV. Depending on market conditions, we could incur substantial realized losses which could have a material adverse impact on our business, financial condition and results of operations. We have no policy regarding holding a minimum level of liquid assets. As such, a high percentage of our portfolio generally is not liquid at any given point in time. See “The lack of liquidity may adversely affect our business.”
Price declines and illiquidity in the corporate debt markets have adversely affected, and may in the future adversely affect, the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Directors. As part of the valuation process, the types of factors that we may take into account in determining the fair value of our investments include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparables, our principal market (as the reporting entity) and enterprise values of our portfolio companies. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations.
Our investments in prospective portfolio companies may be risky and we could lose all or part of our investment.
Some of our portfolio companies have relatively short or no operating histories. These companies are and will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective, and the value of our investment in them may decline substantially or fall to zero. In addition, investment in the middle market companies that we are targeting involves a number of other significant risks, including:

•
These companies may have limited financial resources and may be unable to meet their obligations under their securities that we hold, which may be accompanied by a deterioration in the value of their securities or of any collateral with respect to any securities, and a reduction in the likelihood of our realizing on any guarantees we may have obtained in connection with our investment.

•
They may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions as well as general economic downturns.

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
When we are a debt or minority equity investor in a portfolio company, we are often not in a position to exert influence on the entity, and other debt holders, other equity holders and/or portfolio company management may make decisions that could decrease the value of our portfolio holdings.
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
Investments in the energy sector are subject to many risks.

We have made certain investments in and relating to the energy sector. The operations of energy companies are subject to many risks inherent in the transporting, processing, storing, distributing, mining or marketing of natural gas, natural gas liquids, crude oil, coal, refined petroleum products or other hydrocarbons, or in the exploring, managing or producing of such commodities, including, without limitation: damage to pipelines, storage tanks or related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters or by acts of terrorism, inadvertent damage from construction and farm equipment, leaks of natural gas, natural gas liquids, crude oil, refined petroleum products or other hydrocarbons, and fires and explosions. These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage, and may result in the curtailment or suspension of their related operations, any and all of which could adversely affect our portfolio companies in the energy sector. In addition, the energy sector commodity prices have experienced significant volatility at times, which may occur in the future, and which could negatively affect the returns on any investment made by us in this sector. In addition, valuation of certain investments includes the probability weighting of future events which are outside of management’s control. The final outcome of such events could increase or decrease the fair value of the investment in a future period.
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
The inability of a CLO collateral manager to reinvest the proceeds of the prepayment of senior secured loans at equivalent rates may adversely affect us.
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
In addition, our ability to analyze the risk-return profile of consumer loans is significantly dependent on the marketplace facilitators’ ability to effectively evaluate a borrower's credit profile and likelihood of default. The platforms from which we purchase such loans utilize credit decisioning and scoring models that assign each such loan offered a corresponding interest rate and origination fee. Our returns are a function of the assigned interest rate for each such particular loan purchased less any defaults over the term of the applicable loan. We evaluate the credit decisioning and scoring models implemented by each platform on a regular basis and leverage the additional data on loan history experience, borrower behavior, economic factors and prepayment trends that we accumulate to continually improve our own decisioning model. If we are unable to effectively evaluate borrowers' credit profiles or the credit decisioning and scoring models implemented by each platform, we may incur unanticipated losses which could adversely impact our operating results. Further, if the interest rates for consumer loans available through marketplace lending platforms are set too high or too low, it may adversely impact our ability to receive returns on our investment that are commensurate with the risks we incur in purchasing the loans.
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
Marketplace lending facilitators on which we rely as part of the online consumer lending initiative by NPRC depend on issuing banks to originate all loans and to comply with various federal, state and other laws.
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
Credit and other information that is received about a borrower may be inaccurate or may not accurately reflect the borrower's creditworthiness, which may cause the loans to be inaccurately priced and affect the value of our portfolio.
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
NPRC invests in commercial multi-family residential and student-housing real estate. A number of factors may prevent each of NPRC’s properties and assets from generating sufficient net cash flow or may adversely affect their value, or both, resulting in less cash available for distribution, or a loss, to us. These factors include:

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
Illustration.    The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of interest expense. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $6.2 billion in total assets, (ii) an average cost of funds of 5.32%, (iii) $2.7 billion in debt outstanding and (iv) $3.5 billion of shareholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Stockholder	(21.8)%	(13.0)%	(4.1)%	4.8%	13.6%
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
Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of the board of directors at all times and in the event dividends become two full years in arrears, would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies or the terms of our credit facilities, might impair our ability to maintain our qualification as a RIC for federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.
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
As of June 30, 2017, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in our credit facility. Failure to comply with these covenants would result in a default under this facility which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments under the facility and thereby have a material adverse impact on our business, financial condition and results of operations.
Failure to extend our existing credit facility, the revolving period of which is currently scheduled to expire on March 27, 2019, could have a material adverse effect on our results of operations and financial position and our ability to pay expenses and make distributions.
The revolving period for our credit facility with a syndicate of lenders is currently scheduled to terminate on March 27, 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders. If the credit facility is not renewed or extended by the participant banks by March 27, 2019, we will not be able to make further borrowings under the facility after such date and the outstanding principal balance on that date will be due and payable on March 27, 2020. As of June 30, 2017, we did not have any outstanding borrowings under our credit facility. Interest on borrowings under the credit facility is one-month LIBOR plus 225 basis points with no minimum LIBOR floor. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 50 basis points if at least 35% of the credit facility is drawn or 100 basis points otherwise.
The credit facility requires us to pledge assets as collateral in order to borrow under the credit facility. If we are unable to extend our facility or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding under the facility during the two-year term-out period through one or more of the following: (1) principal collections on our securities pledged under the facility, (2) at our option, interest collections on our securities pledged under the facility and cash collections on our securities not pledged under the facility, or (3) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position and may force us to decrease or stop paying certain expenses and making distributions until the facility is repaid. In addition, our stock price could decline significantly, we would be restricted in our ability to acquire new investments and, in connection with our year-end audit, and our independent registered accounting firm could raise an issue as to our ability to continue as a going concern.
Failure to refinance our existing Unsecured Notes could have a material adverse effect on our results of operations and financial position.
The Unsecured Notes mature at various dates from October 15, 2017 to October 15, 2043. If we are unable to refinance the Unsecured Notes or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding at maturity under the facility during the two-year term-out period through one or more of the following: (1) borrowing additional funds under our then current credit facility, (2) issuance of additional common stock or (3) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position. In addition, our stock price could decline significantly; we would be restricted in our ability to acquire new investments and, in connection with our year-end audit, our independent registered accounting firm could raise an issue as to our ability to continue as a going concern.
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
Shares of closed-end investment companies frequently trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to predict whether any shares of our common stock will trade at, above, or below net asset value. The stocks of BDCs as an industry, including shares of our common stock, currently trade below net asset value as a result of concerns over liquidity, interest rate changes, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2016 annual meeting of stockholders held on December 2, 2016, our stockholders approved our ability, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering, to sell shares of our common stock at any level of discount from net asset value per share during the 12 month period following December 2, 2016. We do not intend to seek stockholder approval at our 2017 annual meeting to continue for an additional 12 month period our ability to sell shares of common stock at any level of discount from net asset value per share, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering, but may seek stockholder approval to do so in the future.
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
At our 2016 annual meeting of stockholders held on December 2, 2016, our stockholders approved our ability, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering, to sell shares of our common stock at any level of discount from net asset value per share during the 12 month period following December 2, 2016. We do not intend to seek stockholder approval at our 2017 annual meeting to continue for an additional 12 month period our ability to sell shares of common stock at any level of discount from net asset value per share, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering, but may seek stockholder approval to do so in the future. The issuance or sale by us of shares of our common stock or securities to subscribe for or are convertible into shares of our common stock at a discount to net asset value poses a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares of common stock at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares of common stock if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuance or sale. In addition, such sales may adversely affect the price at which our common stock trades. We have sold shares of our common stock at prices below net asset value per share in the past and may do so to the future. We have not sold any shares of our common stock at prices below net asset value per share since December 3, 2014.
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
We may distribute taxable dividends that are payable in part in our stock. In accordance with guidance issued by the Internal Revenue Service, a publicly traded RIC should generally be eligible to treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder is permitted to elect to receive his or her distribution in either cash or stock of the RIC (even where there is a limitation on the percentage of the distribution payable in cash, provided that the limitation is at least 20%), subject to the satisfaction of certain guidelines. If too many stockholders elect to receive cash, each stockholder electing to receive cash generally must receive a portion of his or her distribution in cash (with the balance of the distribution paid in stock). If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock generally will be a taxable distribution in an amount equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such dividends would be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. Stockholder (as defined in “Material U.S. Federal Income Tax Considerations”) may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. Stockholder sells the stock it receives as a dividend in order to pay this tax, it may be subject to transaction fees (e.g., broker fees or transfer agent fees) and the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of its stock at the time of the sale. Furthermore, with respect to Non-U.S. Stockholders (as defined in “Material U.S. Federal Income Tax Considerations”), we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock. It is unclear whether and to what extent we will be pay dividends in cash and our stock.
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
Item 3. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of June 30, 2017. Our Investment Adviser and Administrator were named as defendants in a lawsuit filed on April 21, 2016 by a purported shareholder of Prospect in the United States District Court for the Southern District of New York under the caption Paskowitz v. Prospect Capital Management and Prospect Administration. The complaint alleged that the defendants received purportedly excessive management and administrative services fees from us in violation of Section 36(b) of the 1940 Act. The plaintiff sought to recover on behalf of us damages in an amount not specified in the complaint. On June 30, 2016, the Investment Adviser and the Administrator filed a motion to dismiss the complaint in its entirety. On January 24, 2017, the court granted the motion to dismiss, finding that the shareholder’s complaint failed to state a cause of action and entering judgment dismissing the action. On February 21, 2017, the shareholder filed a notice of appeal to the United States Court of Appeals for the Second Circuit of the district court’s judgment dismissing the action. On May 15, 2017, the United States Court of Appeals for the Second Circuit entered an order dismissing the shareholder’s appeal with prejudice, in accordance with the parties’ stipulation filed May 12, 2017.

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

Year Ended	Net Asset Value Per Share(1)	Sales Price		Premium (Discount) of High Sales Price to Net Asset Value	Premium (Discount) of Low Sales Price to Net Asset Value
		High	Low
June 30, 2016
First quarter	$10.17	$7.99	$6.98	(21.4%)	(31.4%)
Second quarter	9.65	7.63	6.20	(20.9%)	(35.8%)
Third quarter	9.61	7.48	5.26	(22.2%)	(45.3%)
Fourth quarter	9.62	7.86	7.15	(18.3%)	(25.7%)

June 30, 2017
First quarter	$9.60	$8.65	$7.80	(9.9%)	(18.8%)
Second quarter	9.62	8.50	7.46	(11.6%)	(22.5%)
Third quarter	9.43	9.53	8.42	1.1%	(10.7%)
Fourth quarter	9.32	9.40	7.95	0.9%	(14.7%)

(1)
Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.

As of August 28, 2017, there were 156 shareholders of record of our common stock. This figure does not include a substantially greater number of beneficial holders of our common stock, whose shares are held in the names of brokers, dealers and clearing agencies.
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
We did not have an excise tax liability for the calendar year ended December 31, 2016. As of June 30, 2017, we do not expect to have any excise tax due for the 2017 calendar year. Tax characteristics of all distributions will be reported to stockholders, as appropriate, on Form 1099-DIV after the end of the calendar year.

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
During the years ended June 30, 2017 and June 30, 2016, we distributed approximately $359.0 million and $356.1 million, respectively, to our stockholders. The following table summarizes our distributions declared and payable for the years ended June 30, 2016 and June 30, 2017.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/6/2015	7/31/2015	8/20/2015	$0.083330	$29,909
5/6/2015	8/31/2015	9/17/2015	0.083330	29,605
8/24/2015	9/30/2015	10/22/2015	0.083330	29,601
8/24/2015	10/30/2015	11/19/2015	0.083330	29,600
11/4/2015	11/30/2015	12/24/2015	0.083330	29,611
11/4/2015	12/31/2015	1/21/2016	0.083330	29,616
11/4/2015	1/29/2016	2/18/2016	0.083330	29,641
2/9/2016	2/29/2016	3/24/2016	0.083330	29,663
2/9/2016	3/31/2016	4/21/2016	0.083330	29,674
2/9/2016	4/29/2016	5/19/2016	0.083330	29,702
5/9/2016	5/31/2016	6/23/2016	0.083330	29,730
5/9/2016	6/30/2016	7/21/2016	0.083330	29,758
Total declared and payable for the year ended June 30, 2016				$356,110

5/9/2016	7/29/2016	8/18/2016	$0.083330	$29,783
5/9/2016	8/31/2016	9/22/2016	0.083330	29,809
8/25/2016	9/30/2016	10/20/2016	0.083330	29,837
8/25/2016	10/31/2016	11/17/2016	0.083330	29,863
11/8/2016	11/30/2016	12/22/2016	0.083330	29,890
11/8/2016	12/30/2016	1/19/2017	0.083330	29,915
11/8/2016	1/31/2017	2/16/2017	0.083330	29,940
2/7/2017	2/28/2017	3/23/2017	0.083330	29,963
2/7/2017	3/31/2017	4/20/2017	0.083330	29,989
2/7/2017	4/28/2017	5/18/2017	0.083330	29,994
5/9/2017	5/31/2017	6/22/2017	0.083330	29,999
5/9/2017	6/30/2017	7/20/2017	0.083330	30,005
Total declared and payable for the year ended June 30, 2017				$358,987
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during the years ended June 30, 2017 and June 30, 2016. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to June 30, 2017:

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
During the years ended June 30, 2017 and June 30, 2016, we distributed 2,969,702 and 2,725,222 shares of our common stock, respectively, in connection with the dividend reinvestment plan. All of the shares distributed were new issues. The following table summarizes the shares issued through the reinvestment of dividends in the years ended June 30, 2016 and June 30, 2017.

Record Date	Payment Date	Shares Issued	Value of Shares (in thousands)	% of Distribution
6/30/2015	7/23/2015	193,892	$1,425	4.8%
7/31/2015	8/20/2015	152,896	1,115	3.7%
8/31/2015	9/17/2015	143,685	1,142	3.9%
9/30/2015	10/22/2015	189,172	1,402	4.7%
10/30/2015	11/19/2015	182,331	1,349	4.6%
11/30/2015	12/24/2015	167,727	1,211	4.1%
12/31/2015	1/21/2016	299,423	1,749	5.9%
1/29/2016	2/18/2016	255,743	1,685	5.7%
2/29/2016	3/24/2016	146,899	1,027	3.5%
3/31/2016	4/21/2016	324,060	2,430	8.2%
4/29/2016	5/19/2016	338,027	2,522	8.5%
5/31/2016	6/23/2016	331,367	2,581	8.7%
Total issued in the year ended June 30, 2016		2,725,222	$19,638

6/30/2016	7/21/2016	307,564	$2,537	8.5%
7/29/2016	8/18/2016	310,101	2,614	8.8%
8/31/2016	9/22/2016	317,262	2,602	8.7%
9/30/2016	10/20/2016	326,945	2,645	8.9%
10/31/2016	11/17/2016	327,506	2,564	8.6%
11/30/2016	12/22/2016	303,671	2,566	8.6%
12/31/2016	1/19/2017	295,904	2,557	8.5%
1/31/2017	2/16/2017	274,043	2,571	8.6%
2/28/2017	3/23/2017	315,476	2,846	9.5%
3/31/2017	4/20/2017	53,517	496	1.7%
4/28/2017	5/18/2017	65,054	531	1.8%
5/31/2017	6/22/2017	72,659	587	2.0%
Total issued in the year ended June 30, 2017		2,969,702	$25,116
Registered stockholders who opt out of the dividend reinvestment plan must notify the plan administrator prior to the payment date in order for that distribution to be paid in cash. As such, the table above includes distributions with payment dates during the years ended June 30, 2017 and June 30, 2016. It does not include distributions previously declared and recorded as payable to stockholders on any future dates, as those amounts are not yet determinable.

On February 9, 2016, we amended our dividend reinvestment plan that provided for reinvestment of our dividends or distributions on behalf of our stockholders, unless a stockholder elects to receive cash, to add the ability of stockholders to purchase additional shares by making optional cash investments. Under the revised dividend reinvestment and direct stock repurchase plan, stockholders may elect to purchase additional shares through our transfer agent in the open market or in negotiated transactions.
Purchases of equity securities by the issuer and affiliated purchasers

On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify shareholders of our intention to purchase our common stock. Our last notice was delivered with our annual proxy mailing on September 21, 2016 and our most recent notice was delivered with a shareholder letter mailing on August 2, 2017. This notice extends for six months after the date that notice is delivered.
We did not repurchase any shares of our common stock for the year ended June 30, 2017.
During the year ended June 30, 2016, we repurchased 4,708,750 shares of our common stock pursuant to the Repurchase Program. Our NAV per share was increased by approximately $0.02 for the year ended June 30, 2016 as a result of the share repurchases.
The following table summarizes our share repurchases under our Repurchase Program for the year ended June 30, 2016.

Repurchases of Common Stock	Year Ended June 30, 2016
Dollar amount repurchased	$34,140
Shares Repurchased	4,708,750
Weighted average price per share	7.25
Weighted average discount to June 30, 2015 Net Asset Value	30%
There were no repurchases made for the years ended June 30, 2017 and 2015 under our Repurchase Program.
As of June 30, 2017, the approximate dollar value of shares that may yet be purchased under the plan is $65,860.
During the year ended June 30, 2017, Prospect officers purchased 2,104,740 shares of our stock, or 0.6% of total outstanding shares as of June 30, 2017, both through the open market transactions and shares issued in connection with our dividend reinvestment plan.
The following table summarizes the shares purchased by Prospect officers during the year ended June 30, 2017.

Period	Total Number of Shares Purchased in Open Market	Average price paid per share	Total Number of Shares Purchased Through Dividend Reinvestment Plan
July 1, 2016 - July 31, 2016	—	$—	222,466
August 1, 2016 - August 31, 2016	—	—	219,916
September 1, 2016 - September 30, 2016	7,000	8.01	228,298
October 1, 2016 - October 31, 2016	—		233,762
November 1, 2016 - November 30, 2016	1,000	7.65	244,008
December 31, 2016 - December 31, 2016	5,000	8.18	228,531
January 1, 2017 - January 31, 2017	—	—	225,714
February 1, 2017 - February 28, 2017	—	—	209,912
March 1, 2017 - March 31, 2017	26,000	9.30	220,207
April 1, 2017 - April 30, 2017	—	—	3,280
May 1, 2017 - May 30, 2017	22,000	8.11	3,752
June 1, 2017 - June 30, 2017	—	—	3,894
Total	61,000		2,043,740

Stock Performance Graph
The following graph compares a shareholder’s cumulative total return for the last five fiscal years as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500 Index; (iii) the stocks included in the S&P 500 Financials Sector Index; and (iv) a customized BDC Peer Group composed of Apollo Investment Corporation, Ares Capital Corporation, BlackRock Capital Investment Corporation, Gladstone Capital Corporation, and MVC Capital, Inc. The graph is based on historical stock prices and measures total shareholder return, which takes into account both changes in stock price and dividends. The total return assumes that dividends were reinvested daily and is based on a $100 investment on June 30, 2012.
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

	Year Ended June 30,
	2017	2016	2015	2014	2013
Summary of Operations
Total investment income	$701,046	$791,973	$791,084	$712,291	$576,336
Total operating expenses	394,964	420,845	428,337	355,068	251,412
Net investment income	306,082	371,128	362,747	357,223	324,924
Net Realized and Change in Unrealized (Losses) from Investments	(46,165)	(267,990)	(12,458)	(38,203)	(104,068)
Net realized (losses) gains on extinguishment of debt	(7,011)	224	(3,950)	—	—
Net increase in net assets resulting from operations	252,906	103,362	346,339	319,020	220,856

Per Share Data
Net investment income(1)	$0.85	$1.04	$1.03	$1.19	$1.57
Net increase in net assets resulting from operations(1)	0.70	0.29	0.98	1.06	1.07
Dividends to shareholders	(1.00)	(1.00)	(1.19)	(1.32)	(1.28)
Net asset value at end of year	9.32	9.62	10.31	10.56	10.72

Balance Sheet Data
Total assets(4)	$6,172,789	$6,236,181	$6,753,914	$6,420,259	$4,410,610
Total debt outstanding(4)	2,642,195	2,666,939	2,939,596	2,716,041	1,645,395
Net assets	3,354,952	3,435,917	3,703,049	3,618,182	2,656,494

Other Data
Investment purchases for the year	$1,489,470	$979,102	$1,867,477	$2,933,365	$3,103,217
Investment sales and repayments for the year	$1,413,882	$1,338,875	$1,411,562	$767,978	$931,534
Number of portfolio companies at year end	121	125	131	142	124
Total return based on market value(2)	16.8%	21.8%	(20.8%)	10.9%	6.2%
Total return based on net asset value(2)	9.0%	7.2%	11.5%	11.0%	10.9%
Weighted average yield on debt portfolio at year end(3)	12.2%	13.2%	12.7%	12.1%	13.6%

(1)	Per share data is based on the weighted average number of common shares outstanding for the years presented (except for dividends to shareholders which is based on actual rate per share).

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

(4)
We have changed our method of presentation relating to debt issuance costs in accordance with ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30). Unamortized deferred financing costs of $40,526, $44,140, $57,010, and $37,607 previously reported as an asset on the Consolidated Statements of Assets and Liabilities as of June 30, 2016, 2015, 2014, and 2013 respectively have been reclassified as a direct deduction to the respective Unsecured Notes. See Critical Accounting Policies and Estimates for further discussion.

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

Prospect is a financial services company that primarily lends to and invests in middle market privately-held companies. We are a closed-end investment company incorporated in Maryland. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). We were organized on April 13, 2004 and were funded in an initial public offering completed on July 27, 2004.

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
We currently have nine strategies that guide our origination of investment opportunities: (1) lending to companies controlled by private equity sponsors, (2) lending to companies not controlled by private equity sponsors, (3) purchasing controlling equity positions and lending to operating companies, (4) purchasing controlling equity positions and lending to financial services companies, (5) purchasing controlling equity positions and lending to real estate companies, (6) purchasing controlling equity positions and lending to aircraft leasing companies (7) investing in structured credit (8) investing in syndicated debt and (9) investing in online loans. We may also invest in other strategies and opportunities from time to time that we view as attractive. We continue to evaluate other origination strategies in the ordinary course of business with no specific top-down allocation to any single origination strategy.
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
Purchasing Controlling Equity Positions and Lending to Operating Companies - This strategy involves purchasing yield-producing debt and controlling equity positions in non-financial-services operating companies. We believe that we can provide enhanced certainty of closure and liquidity to sellers and we look for management to continue on in their current roles. This strategy has comprised approximately 5%-15% of our portfolio.
Purchasing Controlling Equity Positions and Lending to Financial Services Companies - This strategy involves purchasing yield-producing debt and control equity investments in financial services companies, including consumer direct lending, sub-prime auto lending and other strategies. These investments are often structured in tax-efficient partnerships, enhancing returns. This strategy has comprised approximately 5%-15% of our portfolio.
Purchasing Controlling Equity Positions and Lending to Real Estate Companies - We purchase debt and controlling equity positions in tax-efficient real estate investment trusts (“REIT” or “REITs”). NPRC’s, an operating company and the surviving entity of the May 23, 2016 merger with APRC and UPRC, real estate investments are in various classes of developed and occupied real estate properties that generate current yields, including multi-family properties, student housing, and self-storage. NPRC seeks to identify properties that have historically significant occupancy rates and recurring cash flow generation. NPRC generally co-invests with established and experienced property management teams that manage such properties after acquisition. Additionally, NPRC purchases loans originated by certain consumer loan facilitators. It generally purchases each loan in its entirety (i.e., a “whole loan”). The borrowers are consumers, and the loans are typically serviced by the facilitators of the loans. This investment strategy has comprised approximately 5%-10% of our business.
Purchasing Controlling Equity Positions and Lending to Aircraft Leasing Companies - We invest in debt as well as equity in companies with aircraft assets subject to commercial leases to airlines across the globe. We believe that these investments can present attractive return opportunities due to cash flow consistency from long-term leases coupled with hard asset residual value. We believe that these investment companies seek to deliver risk-adjusted returns with strong downside protection by analyzing relative value characteristics across a variety of aircraft types and vintages. This strategy historically has comprised less than 5% of our portfolio.
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
Investing in Online Loans - We purchase loans originated by certain small-and-medium-sized business (“SME”) loan facilitators. We generally purchase each loan in its entirety (i.e., a “whole loan”). The borrowers are SMEs and the loans are typically serviced by the facilitators of the loans. This investment strategy has comprised up to approximately 1% of our portfolio.
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

We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of June 30, 2017, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $1,840,731 and $1,911,775, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Annual Report. We consolidate all wholly-owned and substantially wholly-owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
Fourth Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended June 30, 2017, we acquired $201,206 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $12,550, funded $5,938 of revolver advances, and recorded paid in kind (“PIK”) interest of $3,482, resulting in gross investment originations of $223,176. During the three months ended June 30, 2017, we received full repayments on five investments, sold three investments and received several partial prepayments and amortization payments totaling $352,043.
Debt Issuances and Redemptions
During the three months ended June 30, 2017, we redeemed $49,497 aggregate principal amount of our Prospect Capital InterNotes® at par with a weighted average interest rate of 4.87%, and issued $29,661 aggregate principal amount of Prospect Capital InterNotes® with a stated and weighted average interest rate of 4.82%, to extend our borrowing base. The newly issued notes mature between April 15, 2022 and June 15, 2022 and generated net proceeds of $29,290.
During the three months ended June 30, 2017, we repaid $2,420 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended June 30, 2017 was $320.
In April, 2017 we repurchased $78,766 aggregate principal amount of the 2017 Notes at a price of 102.0% of face value, including commissions. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the 2017 Notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on extinguishment of debt we recorded in the three months ending June 30, 2017 was $1,786.
In April, 2017 we repurchased $114,581 aggregate principal amount of the 2018 Notes at a price of 103.5% of face value, including commissions. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the 2018 Notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on extinguishment of debt we recorded in the three months ending June 30, 2017 was $4,700.
On April 11, 2017, we issued $225,000 aggregate principal amount of convertible notes that mature on July 15, 2022 (the “2022 Notes”), unless previously converted or repurchased in accordance with their terms. The 2022 Notes bear interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2017. Total proceeds from the issuance of the 2022 Notes, net of underwriting discounts and offering costs, were $218,010.
Equity Issuances
On April 20, 2017, May 18, 2017, and June 22, 2017, we issued 53,517, 65,054, and 72,659 shares of our common stock in connection with the dividend reinvestment plan, respectively.
Investment Holdings
As of June 30, 2017, we continue to pursue our investment strategy. At June 30, 2017, approximately $5,838,305, or 174.0%, of our net assets are invested in 121 long-term portfolio investments and CLOs.

During the year ended June 30, 2017, we originated $1,489,470 of new investments, primarily composed of $985,844 of debt and equity financing to non-controlled portfolio investments, $325,174 of debt and equity financing to controlled investments, and $178,452 of subordinated notes in CLOs. Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans, though we also continue to close select junior debt and equity investments. Our annualized current yield was 12.2% and 13.2% as of June 30, 2017 and June 30, 2016, respectively, across all performing interest bearing investments. The decline is primarily due to a decrease in cash-on-cash yields in our CLO investment portfolio. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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
As of June 30, 2017, we own controlling interests in the following portfolio companies: Arctic Energy Services, LLC (“Arctic Energy”); CCPI Inc. (“CCPI”); CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Aviation LLC (“Echelon”); Edmentum Ultimate Holdings, LLC; First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC) (“Nationwide”); NMMB, Inc. (“NMMB”); R-V Industries, Inc.; SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company) (“Gulfco”); USES Corp. (“USES”); Valley Electric Company, Inc. (“Valley Electric”); and Wolf Energy, LLC. We also own affiliated interests in Nixon, Inc. and Targus International, LLC (“Targus”).
The following shows the composition of our investment portfolio by level of control as of June 30, 2017 and June 30, 2016:

	June 30, 2017				June 30, 2016
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$1,840,731	30.8%	$1,911,775	32.7%	$1,768,220	29.0%	$1,752,449	29.7%
Affiliate Investments	22,957	0.4%	11,429	0.2%	10,758	0.2%	11,320	0.2%
Non-Control/Non-Affiliate Investments	4,117,868	68.8%	3,915,101	67.1%	4,312,122	70.8%	4,133,939	70.1%
Total Investments	$5,981,556	100.0%	$5,838,305	100.0%	$6,091,100	100.0%	$5,897,708	100.0%

The following shows the composition of our investment portfolio by type of investment as of June 30, 2017 and June 30, 2016:

	June 30, 2017				June 30, 2016
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Revolving Line of Credit	$27,409	0.5%	$27,409	0.5%	$13,274	0.2%	$13,274	0.2%
Senior Secured Debt	2,940,163	49.2%	2,798,796	47.9%	3,072,839	50.5%	2,941,722	49.9%
Subordinated Secured Debt	1,160,019	19.4%	1,107,040	19.0%	1,228,598	20.2%	1,209,604	20.5%
Subordinated Unsecured Debt	37,934	0.6%	44,434	0.8%	75,878	1.2%	68,358	1.2%
Small Business Loans	8,434	0.1%	7,964	0.1%	14,603	0.2%	14,215	0.2%
CLO Residual Interest	1,150,006	19.2%	1,079,712	18.5%	1,083,540	17.8%	1,009,696	17.1%
Preferred Stock	112,394	1.9%	83,209	1.4%	140,902	2.3%	81,470	1.4%
Common Stock	295,200	4.9%	391,374	6.7%	229,389	3.8%	258,498	4.4%
Membership Interest	249,997	4.2%	206,012	3.5%	226,479	3.7%	221,949	3.8%
Participating Interest(1)	—	—%	91,491	1.6%	—	—%	70,590	1.2%
Escrow Receivable	—	—%	864	—%	3,916	0.1%	6,116	0.1%
Warrants	—	—%	—	—	1,682	—%	2,216	—%
Total Investments	$5,981,556	100.0%	$5,838,305	100.0%	$6,091,100	100.0%	$5,897,708	100.0%

(1)	Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.
The following shows our investments in interest bearing securities by type of investment as of June 30, 2017 and June 30, 2016:

	June 30, 2017				June 30, 2016
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien	$2,959,738	55.6%	$2,818,371	55.6%	$3,079,689	56.1%	$2,948,572	56.1%
Second Lien	1,167,853	21.9%	1,114,874	22.0%	1,235,022	22.5%	1,216,028	23.1%
Unsecured	37,934	0.7%	44,434	0.9%	75,878	1.4%	68,358	1.3%
Small Business Loans	8,434	0.2%	7,964	0.2%	14,603	0.3%	14,215	0.3%
CLO Residual Interest	1,150,006	21.6%	1,079,712	21.3%	1,083,540	19.7%	1,009,696	19.2%
Total Debt Investments	$5,323,965	100.0%	$5,065,355	100.0%	$5,488,732	100.0%	$5,256,869	100.0%
The following shows the composition of our investment portfolio by geographic location as of June 30, 2017 and June 30, 2016:

	June 30, 2017				June 30, 2016
Geographic Location	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Canada	$9,831	0.2%	$10,000	0.2%	$15,000	0.2%	$8,081	0.1%
Cayman Islands	1,150,006	19.2%	1,079,712	18.5%	1,083,540	17.8%	1,009,696	17.1%
France	9,755	0.2%	8,794	0.2%	9,756	0.2%	9,015	0.2%
Midwest US	605,417	10.1%	678,766	11.6%	804,515	13.2%	849,029	14.4%
Northeast US	786,552	13.1%	823,616	14.1%	838,331	13.8%	824,408	13.9%
Northwest US	281,336	4.7%	207,962	3.6%	242,540	4.0%	189,464	3.2%
Puerto Rico	83,410	1.4%	83,410	1.4%	40,516	0.7%	40,516	0.7%
Southeast US	1,367,606	22.9%	1,412,351	24.2%	1,498,976	24.6%	1,531,943	26.0%
Southwest US	616,008	10.3%	558,368	9.5%	770,441	12.6%	675,745	11.5%
Western US	1,071,635	17.9%	975,326	16.7%	787,485	12.9%	759,811	12.9%
Total Investments	$5,981,556	100.0%	$5,838,305	100.0%	$6,091,100	100.0%	$5,897,708	100.0%

The following shows the composition of our investment portfolio by industry as of June 30, 2017 and June 30, 2016:

	June 30, 2017				June 30, 2016
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$69,837	1.2%	$71,318	1.2%	$57,762	0.9%	$60,821	1.0%
Air Freight & Logistics	51,952	0.9%	51,952	0.9%	55,784	0.9%	51,824	0.9%
Auto Components	30,222	0.5%	30,460	0.5%	20,328	0.3%	20,328	0.3%
Capital Markets	14,796	0.2%	15,000	0.3%	—	—%	—	—%
Chemicals	17,489	0.3%	16,699	0.3%	22,453	0.4%	20,563	0.3%
Commercial Services & Supplies	354,185	5.9%	312,634	5.3%	479,034	7.9%	461,089	7.9%
Construction & Engineering	62,258	1.0%	32,509	0.6%	60,436	1.0%	31,091	0.5%
Consumer Finance	469,869	7.9%	502,941	8.6%	449,203	7.4%	474,652	8.0%
Distributors	140,847	2.4%	83,225	1.4%	190,835	3.1%	186,606	3.2%
Diversified Consumer Services	188,912	3.2%	190,662	3.3%	176,678	2.9%	179,346	3.0%
Diversified Telecommunication Services	4,395	0.1%	4,410	0.1%	4,392	0.1%	4,392	0.1%
Electronic Equipment, Instruments & Components	37,696	0.6%	51,846	0.9%	63,024	1.0%	73,071	1.2%
Energy Equipment & Services	251,019	4.2%	131,660	2.3%	346,480	5.7%	173,081	2.9%
Equity Real Estate Investment Trusts (REITs)	374,380	6.3%	624,337	10.7%	335,048	5.5%	480,763	8.2%
Food & Staples Retailing	—	—%	—	—%	17,876	0.3%	18,000	0.3%
Food Products	—	—%	—	—%	150,000	2.5%	145,546	2.5%
Health Care Providers & Services	422,919	7.2%	421,389	7.1%	304,908	5.0%	305,503	5.2%
Health Care Technology	—	—%	—	—%	2,228	—%	2,842	—%
Hotels, Restaurants & Leisure	127,638	2.1%	103,897	1.8%	142,813	2.3%	142,954	2.4%
Household Durables	146,031	2.4%	146,183	2.5%	106,831	1.8%	107,394	1.8%
Internet Software & Services	219,348	3.7%	219,348	3.8%	46,253	0.8%	45,058	0.8%
IT Services	19,531	0.3%	20,000	0.3%	128,197	2.1%	128,396	2.2%
Leisure Products	44,085	0.7%	44,204	0.8%	144,065	2.4%	143,043	2.4%
Machinery	35,488	0.6%	32,678	0.6%	35,391	0.6%	36,877	0.6%
Marine (1)	8,919	0.1%	8,800	0.2%	8,886	0.1%	8,886	0.2%
Media	469,108	7.8%	466,500	8.0%	432,444	7.1%	418,918	7.1%
Metals & Mining	9,953	0.2%	10,000	0.2%	9,934	0.2%	9,309	0.2%
Online Lending	424,350	7.0%	370,931	6.3%	406,931	6.7%	377,385	6.4%
Paper & Forest Products	11,295	0.2%	11,500	0.2%	—	—%	—	—%
Personal Products	222,698	3.7%	192,748	3.3%	213,585	3.5%	193,054	3.3%
Pharmaceuticals	117,989	2.0%	117,989	2.0%	70,739	1.2%	70,739	1.2%
Professional Services	64,242	1.1%	64,473	1.1%	170,865	2.7%	166,741	2.9%
Real Estate Management & Development	—	—%	—	—%	3,916	0.1%	3,900	0.1%
Software	56,041	0.9%	55,150	0.9%	26,772	0.4%	25,425	0.4%
Textiles, Apparel & Luxury Goods	285,180	4.8%	274,206	4.7%	323,139	5.3%	319,904	5.4%
Tobacco	14,365	0.2%	14,431	0.2%	—	—%	—	—%
Trading Companies & Distributors	64,513	1.1%	64,513	1.1%	330	—%	511	—%
Subtotal	$4,831,550	80.8%	$4,758,593	81.5%	$5,007,560	82.2%	$4,888,012	82.9%
Structured Finance (2)	$1,150,006	19.2%	$1,079,712	18.5%	$1,083,540	17.8%	$1,009,696	17.1%
Total Investments	$5,981,556	100.0%	$5,838,305	100.0%	$6,091,100	100.0%	$5,897,708	100.0%

(1)
Industry includes exposure to the energy markets through our investments in Harley Marine Services, Inc. Including this investment, our overall fair value exposure to the broader energy industry, including energy equipment and services as noted above, as of June 30, 2017 and June 30, 2016 is $140,460 and $181,967, respectively.

(2)	Our CLO investments do not have industry concentrations and as such have been separated in the table above.
Portfolio Investment Activity
During the year ended June 30, 2017, we acquired $850,770 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $599,333, funded $21,559 of revolver advances, and recorded PIK interest of $17,808, resulting in gross investment originations of $1,489,470. The more significant of these transactions are briefly described below.
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
On August 17, 2016, we made a $5,000 first lien senior secured debt investment in BCD Acquisition, Inc. (“Big Tex”). On August 18, 2016, we sold our $5,000 investment in Big Tex and realized a gain of $138 on the sale.
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
On October 4, 2016, we made a $40,000 second lien senior secured investment to support the recapitalization of Outerwall Inc. (“Outerwall”), an automated network of self-service coin counting machines. The second lien term loan bears interest at the greater of 9.75% or LIBOR plus 8.75% and has a final maturity of September 27, 2024.
On October 7, 2016, we made an $11,500 second lien senior secured debt investment in Dunn Paper, Inc., a leading specialty packaging supplier, in support of an acquisition of the company. The second lien term loan bears interest at the greater of 9.75% or LIBOR plus 8.75% and has a final maturity of August 26, 2023.
On October 14, 2016, we provided $22,500 of second lien senior secured debt to support the refinancing of Vivid Seats LLC (“Vivid Seats”), a secondary marketplace for entertainment tickets. The second lien term loan bears interest at the greater of 10.75% or LIBOR plus 9.75% and has a final maturity of October 12, 2023.

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
On December 22, 2016, we made a $10,000 follow-on first lien senior secured debt investment in Inpatient Care Management Company, LLC (“Inpatient Care”). The senior secured term loan bears interest at the greater of 10.00% or LIBOR plus 9.00% and has a final maturity of June 8, 2021.
On December 28, 2016, we made a $45,000 second lien senior secured investment to fund a recapitalization of Keystone Peer Review Organization Holdings, Inc. (“KEPRO”), a medical management services company. The second lien term loan bears interest at the greater of 10.00% or LIBOR plus 9.00% and has a final maturity of July 28, 2023.
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
On January 31, 2017, we made a $20,000 of Senior Secured Term Loan A and $20,000 of Senior Secured Term Loan B debt investments in Traeger Pellet Grills LLC, to fund a recapitalization of the company. Term Loan A bears interest at the greater of 6.50% or LIBOR plus 4.50% and has a final maturity of June 18, 2019. Term Loan B bears interest at the greater of 11.50% or LIBOR plus 9.50% and has a final maturity of June 18, 2019.
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
On March 16, 2017, we made a first lien senior secured investment of $38,000 to support the recapitalization of Memorial MRI & Diagnostic, L.L.C., a provider of multi-modality diagnostic imaging and pain management services. The Term Loan bears interest at the greater of 9.50% or LIBOR plus 8.50% and has a final maturity of March 16, 2022.
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
On April 20, 2017, we made a $15,000 first lien senior secured investment to support a refinancing of RGIS Services, LLC, a provider of inventory, merchandising and staffing solutions. The senior secured term loan bears interest at the greater of 8.50% or LIBOR plus 7.50% and has a final maturity of March 31, 2023.
On May 4, 2017, we provided $64,500 of senior secured financing, of which $62,500 was funded at closing, to support the acquisition of RME Group Holdings Company, a provider of client acquisition and lead generation services to professional service firms. The $2,000 unfunded revolver bears interest in at the greater of 9.00% or LIBOR plus 8.00% and has a final maturity of August 4, 2017. The $37,500 Term Loan A bears interest at the greater of 7.00% or LIBOR plus 6.00% and has a final maturity of May 4, 2022. The $25,000 Term Loan B bears interest at the greater of 12.00% or LIBOR plus 11.00% and has a final maturity of May 4, 2022.
On May 18, 2017, we made a $50,000 second lien secured investment to support KEPRO’s refinancing and acquisition of Keystone Acquisition Corp. The second lien term loan bears interest at the greater of 10.25% or LIBOR plus 9.25% and has a final maturity of May 1, 2025.
On June 13, 2017, we made an investment of $44,900 to purchase 84.21% of the subordinated notes in Voya CLO 2017-3, Ltd. in a co-investment transaction with Priority Income Fund, Inc., a closed-end fund managed by an affiliate of Prospect Capital Management L.P.
During the year ended June 30, 2017, we made twelve follow-on investments in NPRC totaling $123,506 to support the online consumer lending initiative. We invested $23,077 of equity through NPH and $100,429 of debt directly to NPRC and its wholly-owned subsidiaries. We also provided $75,591 of debt and $25,200 of equity financing to NPRC, which was utilized for the acquisition of real estate properties. In addition, we provided $13,553 of equity investment which was used to fund capital expenditures for existing properties.
During the year ended June 30, 2017, we purchased $51,802 of small business whole loans from OnDeck.
During the year ended June 30, 2017, we received full repayments on twenty-one investments, sold six investments, and received several partial prepayments and amortization payments totaling $1,413,882, which resulted in net realized losses totaling $96,306. The more significant of these transactions are briefly described below.
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
On October 5, 2016, Focus Brands, Inc. repaid the $18,000 loan receivable to us.
On October 13, 2016, Harbortouch Payments LLC (“Harbortouch”) repaid the $27,711 loan receivable to us.
On October 14, 2016, Security Alarm Financing Enterprise, L.P. repaid the $25,000 loan receivable to us.
On October 14, 2016, Trinity Services Group, Inc. repaid the $134,576 loan receivable to us.
On October 31, 2016, System One Holdings, LLC (“System One”) repaid the $104,553 loan receivable to us.
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
On February 23, 2017, SESAC Holdco II LLC repaid the $10,000 loan receivable to us.
On February 28, 2017, Generation Brands repaid the $19,000 loan receivable to us.
On March 20, 2017, Arctic Glacier U.S.A., Inc. repaid the $150,000 loan receivable to us.
On March 31, 2017, ALG USA Holdings, LLC repaid the $11,771 loan receivable to us.
On March 14, 2017, assets previously held by Ark-La-Tex Wireline Services, LLC (“Ark-La-Tex”) were distributed to us in exchange for the reduction of Ark-La-Tex’s debt by $22,145, eliminating Senior Secured Term Loan A in full. The assets we received were simultaneously assigned to Wolf Energy Services Company, LLC, a wholly owned subsidiary of Wolf Energy Holdings. The cost basis of the transferred assets is equal to the appraised fair value of assets at the time of transfer.
On April 3, 2017, AFI Shareholder, LLC was sold. The sale provided net proceeds for our minority position of $965, resulting in a realized gain of $693.
On May 1, 2017, Broder Bros., Co. (“Broder”) partially repaid the $6,910 Senior Secured Term Loan A and $4,607 Senior Secured Term Loan B receivable to us.
On May 2, 2017, KEPRO repaid the $45,000 loan receivable to us.
On May 12, 2017, Outerwall repaid the $40,000 loan receivable to us.
During the period from April 25, 2017 to May 17, 2017, we sold our $21,750 debt investment in SITEL Worldwide Corporation.
On June 2, 2017, Crosman Corporation (“Crosman”) repaid the $98,054 loan receivable to us.
During the period from May 10, 2017 through June 9, 2017, Hollander Sleep Products, LLC repaid the $21,860 loan receivable to us.
On June 3, 2017, Gulfco sold all of its assets to a third party, for total consideration of $10,250, including escrowed amounts. The proceeds from the sale were primarily used to repay a $6,115 third party revolving credit facility, and the remainder was used to pay other legal and administrative costs incurred by Gulfco. As no proceeds were allocated to Prospect, our debt and equity investment in Gulfco was written-off for tax purposes and we recorded a realized loss of $66,103. Gulfco holds $2,050 in escrow related to the sale, which will be distributed to Prospect once released to Gulfco, and will be recognized as a realized gain if and when it is received.
On June 30, 2017, Mineral Fusion Natural Brands was sold. The sale provided net proceeds for our minority position of $490, resulting in a realized gain of the same amount.

On June 30, 2017, we received $169 of escrow proceeds related to SB Forging, realizing a gain of the same amount

On June 30, 2017, Vivid Seats repaid the $22,500 loan receivable to us.
During the year ended June 30, 2017, we received additional proceeds of $6,287 related to the May 31, 2016 sale of Harbortouch $4,286 of which are from an escrow release. We realized a gain for the same amount.
During the three months ended June 30, 2017, Ark-La-Tex Term Loan B was partially written-off for tax purposes and a loss of $19,818 was realized.
During the year ended June 30, 2017, four of our CLO investments were deemed to have an other-than-temporary loss. In accordance with ASC 325-40, Beneficial Interest in Securitized Financial Assets, we recorded a total loss of $17,242 related to these investments for the amount our amortized cost exceeded fair value as of the respective determination dates. During the year ended June 30, 2016, there was no OTTI assessed for any CLO investment within our portfolio.
During the year ended June 30, 2017, we received a partial repayment of $122,009 for the NPRC and its wholly-owned subsidiaries’ loan previously outstanding and $52,923 as a return of capital on the equity investment in NPRC.
The following table provides a summary of our investment activity for each quarter within the three years ending June 30, 2017:

Quarter Ended	Acquisitions(1)	Dispositions(2)
September 30, 2014	714,255	690,194
December 31, 2014	522,705	224,076
March 31, 2015	219,111	108,124
June 30, 2015	411,406	389,168
September 30, 2015	345,743	436,919
December 31, 2015	316,145	354,855
March 31, 2016	23,176	163,641
June 30, 2016	294,038	383,460
September 30, 2016	347,150	114,331
December 31, 2016	469,537	644,995
March 31, 2017	449,607	302,513
June 30, 2017	223,176	352,043

(1)	Includes investments in new portfolio companies, follow-on investments in existing portfolio companies, refinancings and PIK interest.

(2)	Includes sales, scheduled principal payments, prepayments and refinancings.
Investment Valuation
In determining the range of values for debt instruments, except CLOs and debt investments in controlling portfolio companies, management and the independent valuation firm estimated corporate and security credit ratings and identified corresponding yields to maturity for each loan from relevant market data. A discounted cash flow technique was then prepared using the appropriate yield to maturity as the discount rate, to determine a range of values. In determining the range of values for debt investments of controlled companies and equity investments, the enterprise value was determined by applying earnings before interest, income tax, depreciation and amortization (“EBITDA”) multiples, the discounted cash flow technique, net income and/or book value multiples for similar guideline public companies and/or similar recent investment transactions. For stressed debt and equity investments, a liquidation analysis was prepared.

In determining the range of values for our investments in CLOs, management and the independent valuation firm use primarily a discounted multi-path cash flow model. The valuations were accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view as well as to determine an appropriate call date (i.e., expected maturity). These risk factors are sensitized using Monte Carlo simulations,which is a simulation used to model the probability of different outcomes,to generate probability-weighted (i.e., multi-path) cash flows for the underlying assets and liabilities. These cash flows are discounted using appropriate market discount rates, and relevant data in the CLO market and certain benchmark credit indices are considered, to determine the value of each CLO investment. In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the implied discount rate that would be effective for the value derived from the corresponding multi-path cash flow model.
With respect to our online consumer and SME lending initiative, we invest primarily in marketplace loans through marketplace lending facilitators.  We do not conduct loan origination activities ourselves. Therefore, our ability to purchase consumer and SME loans, and our ability to grow our portfolio of consumer and SME loans, are directly influenced by the business performance and competitiveness of the marketplace loan origination business of the marketplace lending facilitators from which we purchase consumer and SME loans. In addition, our ability to analyze the risk-return profile of consumer and SME loans is significantly dependent on the marketplace facilitators’ ability to effectively evaluate a borrower's credit profile and likelihood of default. If we are unable to effectively evaluate borrowers' credit profiles or the credit decisioning and scoring models implemented by each facilitator, we may incur unanticipated losses which could adversely impact our operating results.
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $5,838,305.
Our portfolio companies are generally lower middle market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Several of our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the year ended June 30, 2017.
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
The Board of Directors decreased the fair value of our investment in Arctic Energy to $17,370 as of June 30, 2017, a discount of $43,506 to its amortized cost, compared to the discount of $22,536 to its amortized cost as of June 30, 2016. The decrease in fair value was driven primarily by the impact of current energy market conditions resulting in a continued decline in operating performance.
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings, a Consolidated Holding Company. CP Holdings owns 82.3% of the equity of CP Energy, and the remaining 17.7% of the equity is owned by CP Energy management. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries
As a result of a continued decline in operating performance primarily driven by the impact of current energy market conditions, the Board of Directors decreased the fair value of our investment in CP Energy to $72,216 as of June 30, 2017, a discount of $41,284 from its amortized cost, compared to the discount of $37,498 to its amortized cost as of June 30, 2016.

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
The Board of Directors decreased the fair value of our investment in Freedom Marine to $23,994 as of June 30, 2017, a discount of $18,616 to its amortized cost, compared to a discount of $14,192 to its amortized cost as of June 30, 2016. The decline in fair value was driven by the continuing challenging environment for the oil and gas industry, which has decreased the utilization of their vessels.

National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly-owned subsidiaries, NPRC invests in online consumer loans. Effective May 23, 2016, APRC and UPRC merged with and into NPRC, to consolidate all of our real estate holdings, with NPRC as the surviving entity. As of June 30, 2017, we own 100% of the fully-diluted common equity of NPRC.
During the year ended June 30, 2017, we provided $75,591 of debt and $25,200 of equity financing to NPRC for the acquisition of real estate properties and $13,553 of equity financing to NPRC to fund capital expenditures for existing properties. In addition, during the year ended June 30, 2017, we received partial repayments of $32,954 of our loans previously outstanding and $42,059 as a return of capital on our equity investment.
During the year ended June 30, 2017, we provided $100,429 and $23,077 of debt and equity financing, respectively, to NPRC and its wholly-owned subsidiaries to support the online consumer lending initiative. In addition, during the year ended June 30, 2017, we received partial repayments of $89,055 of our loans previously outstanding with NPRC and its wholly-owned subsidiaries and $10,864 as a return of capital on our equity investment in NPRC.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of June 30, 2017, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 102,602 individual loans and one securitization equity residual, and had an aggregate fair value of $648,277. The average outstanding individual loan balance is approximately $6 and the loans mature on dates ranging from July 1, 2017 to June 28, 2024 with a weighted-average outstanding term of 31 months as of June 30, 2017. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 23.9%. As of June 30, 2017, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $362,967.
As of June 30, 2017, based on outstanding principal balance, 6.3% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 18.0% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 75.7% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659).

Loan Type	Outstanding Principal Balance	Fair Value	Weighted Average Interest Rate*
Super Prime	$41,293	$40,264	11.8%
Prime	117,505	112,159	15.8%
Near Prime	495,467	465,293	26.9%
*Weighted by outstanding principal balance of the online consumer loans.

As of June 30, 2017, our investment in NPRC and its wholly-owned subsidiaries had an amortized cost of $790,296 and a fair value of $987,304, including our investment in online consumer lending as discussed above. The fair value of $624,337 related to NPRC’s real estate portfolio was comprised of thirty-seven multi-families properties, twelve self-storage units, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of June 30, 2017.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	46,700
3	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	20,350
4	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
5	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	178,970
6	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,375
7	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,845
8	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,700
9	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,550
10	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	14,092
11	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
12	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	19,934
13	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	23,293
14	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	32,943
15	Uptown Park Apartments II, LLC	Altamonte Springs, FL	11/19/2013	36,590	29,809
16	St. Marin Apartments II, LLC	Coppell, TX	11/19/2013	73,078	62,441
17	Atlanta Eastwood Village LLC	Stockbridge, GA	12/12/2013	25,957	22,906
18	Atlanta Monterey Village LLC	Jonesboro, GA	12/12/2013	11,501	11,145
19	Atlanta Hidden Creek LLC	Morrow, GA	12/12/2013	5,098	4,771
20	Atlanta Meadow Springs LLC	College Park, GA	12/12/2013	13,116	13,121
21	Atlanta Meadow View LLC	College Park, GA	12/12/2013	14,354	13,176
22	Atlanta Peachtree Landing LLC	Fairburn, GA	12/12/2013	17,224	15,606
23	APH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	27,639
24	Plantations at Hillcrest, LLC	Mobile, AL	1/17/2014	6,930	4,786
25	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	7,959
26	APH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,608
27	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
28	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
29	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
30	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
31	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
32	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
33	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
34	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	8,927	6,695
35	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
36	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	74,169
37	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	13,055
38	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	13,502
39	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	23,256

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
40	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	14,480
41	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	14,115
42	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	18,328
43	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	17,200
44	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	9,600
45	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
46	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
47	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
48	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
49	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
50	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
51	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	41,250
52	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
53	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
54	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
55	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
56	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	44,727
57	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	5,292
58	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	15,921
59	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
60	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
				$1,600,720	$1,312,667
The Board of Directors increased the fair value of our investment in NPRC to $987,304 as of June 30, 2017, a premium of $197,008 from its amortized cost, compared to the $116,557 unrealized appreciation, inclusive of APRC and UPRC, recorded at June 30, 2016. This increase is primarily due to improved operating performance at the property level, partially offset by a decline in our online lending portfolio value resulting from an increase in delinquent loans.
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
Due to reduced operating expenses resulting from a realignment of operations, new initiatives and improved focus on core business segments, the Board of Directors increased the fair value of our investment in NMMB to $20,825 as of June 30, 2017, a discount of $2,658 to its amortized cost, compared to the discount of $13,576 to its amortized cost at June 30, 2016.
USES Corp.
We own 99.96% of USES as of June 30, 2017. USES provides industrial and environmental services in the Gulf States region. USES offers industrial services, such as tank and chemical cleaning, hydro blasting, waste management, vacuum, safety training, turnaround management, and oilfield response/remediation services.
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

Due to an industry-wide decline in emergency response activity as well as a decline in revenues from other service lines, the Board of Directors determined the fair value of our investment in USES to be $12,517 as of June 30, 2017, a discount of $51,655 from its amortized cost, compared to the $21,440 unrealized depreciation recorded at June 30, 2016.
Valley Electric Company, Inc.
We own 94.99% of Valley Electric as of June 30, 2017. Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc. (“Valley”). Valley is a leading provider of specialty electrical services in the state of Washington and is among the top 50 electrical contractors in the U.S. The company, with its headquarters in Everett, Washington, offers a comprehensive array of contracting services, primarily for commercial, industrial, and transportation infrastructure applications, including new installation, engineering and design, design-build, traffic lighting and signalization, low to medium voltage power distribution, construction management, energy management and control systems, 24-hour electrical maintenance and testing, as well as special projects and tenant improvement services. Valley was founded in 1982 by the Ward family, who held the company until the end of 2012.
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
Due to increased project margins partially offset by the softening of the energy markets, the Board of Directors determined the fair value of our investment in Valley Electric to be $32,509 as of June 30, 2017, a discount of $29,749 from its amortized cost, compared to the $29,345 unrealized depreciation recorded at June 30, 2016.
Our controlled investments, other than those discussed above, have seen steady or improved operating performance and are valued at $61,504 above cost. Overall, combined with those portfolio companies impacted by the energy markets and discussed above, our controlled investments at June 30, 2017 are valued at $71,044 above their amortized cost.
With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. Non-control/non-affiliate investments did not experience significant changes and are generally performing as expected or better. However, as of June 30, 2017, four of our non-control/non-affiliate investments, Pacific World Corporation, PrimeSport, Inc., Spartan Energy Services, Inc. and United Sporting Companies, Inc. (“USC”) are valued at discounts to amortized cost of $30,216, $23,741, $16,769 and $57,622, respectively. As of June 30, 2017, our CLO investment portfolio is valued at a $70,294 discount to amortized cost. Excluding these investments, non-control/non-affiliate investments at June 30, 2017 are valued $4,125 below their amortized cost.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of June 30, 2017 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in April 2012, August 2012, December 2012, April 2014 and April 2017; Public Notes which we issued in March 2013, April 2014, December 2015, and from time to time, through our 2024 Notes Follow-on Program; and Prospect Capital InterNotes® which we issue from time to time. Our equity capital is comprised entirely of common equity.

The following table shows our outstanding debt as of June 30, 2017.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility(2)	$—	$4,779	$—	(3)	$—		1ML+2.25%	(6)

2017 Notes	50,734	77	50,657		51,184	(4)	5.91%	(7)
2018 Notes	85,419	394	85,025		87,660	(4)	6.42%	(7)
2019 Notes	200,000	1,846	198,154		206,614	(4)	6.51%	(7)
2020 Notes	392,000	6,458	385,542		394,689	(4)	5.38%	(7)
2022 Notes	225,000	6,737	218,263		223,875	(4)	5.63%	(7)
Convertible Notes	953,153		937,641		964,022

5.00% 2019 Notes	300,000	1,705	298,295		308,439	(4)	5.29%	(7)
2023 Notes	250,000	4,087	245,913		258,045	(4)	6.22%	(7)
2024 Notes	199,281	5,189	194,092		207,834	(4)	6.72%	(7)
Public Notes	749,281		738,300		774,318

Prospect Capital InterNotes®	980,494	14,240	966,254		1,003,852	(5)	5.55%	(8)
Total	$2,682,928		$2,642,195		$2,742,192

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of June 30, 2017.

(2)	The maximum draw amount of the Revolving Credit facility as of June 30, 2017 is $885,000.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Critical Accounting Policies and Estimates for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

(7)
The effective interest rate is equal to the effect of the stated interest, the accretion of original issue discount and amortization of debt issuance costs. For the 2024 Notes, the rate presented is a combined effective interest rate of the 2024 Notes and 2024 Notes Follow-on Program.

(8)
For the Prospect Capital InterNotes®, the rate presented is the weighted average effective interest rate. Interest expense and deferred debt issuance costs, which are amortized on a straight-line method over the stated life of the obligation, are weighted against the average year-to-date principal balance.

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2017.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$—	$—	$—	$—	$—
Convertible Notes	953,153	136,153	592,000	—	225,000
Public Notes	749,281	—	300,000	—	449,281
Prospect Capital InterNotes®	980,494	39,038	325,661	399,490	216,305
Total Contractual Obligations	$2,682,928	$175,191	$1,217,661	$399,490	$890,586

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
Historically, we have funded a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock, subscription rights, and warrants and units to purchase such securities in an amount up to $5,000,000 less issuances to date. As of June 30, 2017, we can issue up to $4,691,212 of additional debt and equity securities in the public market under this shelf registration. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.
Each of our Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Unsecured Notes”) are our general, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured indebtedness and will be senior in right of payment to any of our subordinated indebtedness that may be issued in the future. The Unsecured Notes are effectively subordinated to our existing secured indebtedness, such as our credit facility, and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to any existing and future liabilities and other indebtedness of any of our subsidiaries.
Revolving Credit Facility
On August 29, 2014, we renegotiated our previous credit facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility” or the “Revolving Credit Facility”). The lenders have extended commitments of $885,000 under the 2014 Facility as of June 30, 2017. The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.
The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of June 30, 2017, we were in compliance with the applicable covenants.
Interest on borrowings under the 2014 Facility is one-month LIBOR plus 225 basis points. Additionally, the lenders charge a fee on the unused portion of the 2014 Facility equal to either 50 basis points if at least 35% of the credit facility is drawn or 100 basis points otherwise. The 2014 Facility requires us to pledge assets as collateral in order to borrow under the credit facility.

As of June 30, 2017 and June 30, 2016, we had $665,409 and $538,456, respectively, available to us for borrowing under the Revolving Credit Facility, of which nothing was outstanding at either date. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $885,000. As of June 30, 2017, the investments, including cash and money market funds, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,618,986, which represents 26.3% of our total investments, including cash and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $12,405 of new fees and $3,539 were carried over for continuing participants from the previous facility, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of June 30, 2017, $4,779 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the years ended June 30, 2017, 2016 and 2015, we recorded $12,173, $13,213 and $14,424, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On April 16, 2012, we issued $130,000 aggregate principal amount of convertible notes that mature on October 15, 2017 (the “2017 Notes”), unless previously converted or repurchased in accordance with their terms. The 2017 Notes bear interest at a rate of 5.375% per year, payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2012. Total proceeds from the issuance of the 2017 Notes, net of underwriting discounts and offering costs, were $126,035. On March 28, 2016, we repurchased $500 aggregate principal amount of the 2017 Notes at a price of 98.25, including commissions. The transaction resulted in our recognizing a $9 gain for the period ended March 31, 2016. On April 6, 2017, we repurchased $78,766 aggregate principal amount of the 2017 Notes at a price of 102.0, including commissions. The transaction resulted in our recognizing a $1,786 loss during the three months ended June 30, 2017.
On August 14, 2012, we issued $200,000 aggregate principal amount of convertible notes that mature on March 15, 2018 (the “2018 Notes”), unless previously converted or repurchased in accordance with their terms. The 2018 Notes bear interest at a rate of 5.75% per year, payable semi-annually on March 15 and September 15 of each year, beginning March 15, 2013. Total proceeds from the issuance of the 2018 Notes, net of underwriting discounts and offering costs, were $193,600. On April 6, 2017, we repurchased $114,581 aggregate principal amount of the 2018 Notes at a price of 103.5, including commissions. The transaction resulted in our recognizing a $4,700 loss during the three months ended June 30, 2017.
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
On April 11, 2017, we issued $225,000 aggregate principal amount of convertible notes that mature on July 15, 2022 (the “2022 Notes”), unless previously converted or repurchased in accordance with their terms. The 2022 Notes bear interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2017. Total proceeds from the issuance of the 2022 Notes, net of underwriting discounts and offering costs, were $218,010.
Certain key terms related to the convertible features for the 2017 Notes, the 2018 Notes, the 2019 Notes, the 2020 Notes and the 2022 Notes (collectively, the “Convertible Notes”) are listed below.

	2017 Notes	2018 Notes	2019 Notes	2020 Notes	2022 Notes
Initial conversion rate(1)	85.8442	82.3451	79.7766	80.6647	100.2305
Initial conversion price	$11.65	$12.14	$12.54	$12.40	$9.98
Conversion rate at June 30, 2017(1)(2)	87.7516	84.1497	79.8360	80.6670	100.2305
Conversion price at June 30, 2017(2)(3)	$11.40	$11.88	$12.53	$12.40	$9.98
Last conversion price calculation date	4/16/2017	8/14/2016	12/21/2016	4/11/2017	4/11/2017
Dividend threshold amount (per share)(4)	$0.101500	$0.101600	$0.110025	$0.110525	$0.083330

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)	The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

(4)
The conversion rate is increased if monthly cash dividends paid to common shares exceed the monthly dividend threshold amount, subject to adjustment. Current dividend rates are at or below the minimum dividend threshold amount for further conversion rate adjustments for all bonds.

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
In connection with the issuance of the Convertible Notes, we incurred $31,884 of fees which are being amortized over the terms of the notes, of which $15,512 remains to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities as of June 30, 2017.
During the years ended June 30, 2017, 2016 and 2015, we recorded $55,217, $68,966 and $74,365, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
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
On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market program with FBR Capital Markets & Co. through which we could sell, by means of at-the-market offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes. As of June 30, 2017, we issued $199,281 in aggregate principal amount of our 2024 Notes for net proceeds of $193,253 after commissions and offering costs.
The 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes, we incurred $13,613 of fees which are being amortized over the term of the notes, of which $9,091 remains to be amortized and is included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities as of June 30, 2017.
During the years ended June 30, 2017, 2016 and 2015, we recorded $43,898, $36,859 and $37,063, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the year ended June 30, 2017, we issued $138,882 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $137,150. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2017.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$138,882	4.75%–5.50%	5.08%	July 15, 2021 – June 15, 2022
During the year ended June 30, 2016, we issued $88,435 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $87,141. These notes were issued with stated interest rates ranging from 4.63% to 6.00% with a weighted average interest rate of 5.18%. These notes mature between July 15, 2020 and December 15, 2025. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2016.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$51,503	4.63%–6.00%	5.12%	July 15, 2020 – June 15, 2021
6.5	35,155	5.10%–5.25%	5.25%	January 15, 2022 – May 15, 2022
7	990	5.63%–6.00%	5.77%	November 15, 2022 – December 15, 2022
10	787	5.13%–6.00%	5.33%	November 15, 2025 – December 15, 2025
	$88,435

During the year ended June 30, 2017, we redeemed $49,497 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.87% in order to replace debt with shorter maturity dates. During the year ended June 30, 2017, we repaid $8,880 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the year ended June 30, 2017 was $525. The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2017.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
4	39,038	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	354,805	4.25%–5.50%	5.00%	July 15, 2018 – June 15, 2022
5.2	4,440	4.63%	4.63%	August 15, 2020 – September 15, 2020
5.3	2,686	4.63%	4.63%	September 15, 2020
5.4	5,000	4.75%	4.75%	August 15, 2019
5.5	109,068	4.25%–5.00%	4.67%	February 15, 2019 – November 15, 2020
6	2,182	4.88%	4.88%	April 15, 2021 – May 15, 2021
6.5	40,702	5.10%–5.50%	5.24%	February 15, 2020 – May 15, 2022
7	191,356	4.00%–6.55%	5.38%	June 15, 2019 – December 15, 2022
7.5	1,996	5.75%	5.75%	February 15, 2021
10	37,509	4.27%–7.00%	6.20%	March 15, 2022 – December 15, 2025
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,245	5.25%–6.00%	5.36%	May 15, 2028 – November 15, 2028
18	21,532	4.13%–6.25%	5.47%	December 15, 2030 – August 15, 2031
20	4,248	5.63%–6.00%	5.84%	November 15, 2032 – October 15, 2033
25	34,218	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	111,491	5.50%–6.75%	6.22%	November 15, 2042 – October 15, 2043
	$980,494

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
	$908,808
In connection with the issuance of Prospect Capital InterNotes®, we incurred $24,284 of fees which are being amortized over the term of the notes, of which $14,240 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of June 30, 2017.
During the years ended June 30, 2017, 2016 and 2015, we recorded $53,560, $48,681 and $44,808, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Net Asset Value
During the year ended June 30, 2017, our net asset value decreased by $80,965, or $0.30 per share. This decrease is primarily from dividends exceeding net investment income by $52,905, or $0.15 per share, and from net realized and change in unrealized losses of $53,176, or $0.15 per share. Our net investment income decreased primarily from a decrease in interest income due to reduced returns from our structured credit investments as a result of lower future expected cash flows and a reduced interest earning asset base. Net investment income further decreased due to a decline in dividend income primarily from a non-recurring dividends received from APRC in the amount of $11,016 and a decrease in Echelon dividend in the amount of $7,050. These decreases were partially offset by lower management fees and other operating expenses. The following table shows the calculation of net asset value per share as of June 30, 2017 and June 30, 2016.

	June 30, 2017	June 30, 2016
Net assets	$3,354,952	$3,435,917
Shares of common stock issued and outstanding	360,076,933	357,107,231
Net asset value per share	$9.32	$9.62

Results of Operations
Net increase in net assets resulting from operations for the years ended June 30, 2017, 2016 and 2015 was $252,906, $103,362 and $346,339, or $0.70, $0.29, and $0.98 per weighted average share, respectively. During the year ended June 30, 2017, the $149,544 increase is primarily due to a decrease in net realized and change in unrealized losses of $46,165 recognized during the year ended June 30, 2017 compared to $267,990 of net realized and unrealized losses recognized during the year ended June 30, 2016. This fluctuation is primarily due to decreases in market yields and the competitive environment faced by our energy-related companies during the year ended June 30, 2016. The $221,825, or $0.62 per weighted average share, favorable decrease in net realized and change in unrealized losses is partially offset by a $62,901 decrease in interest income driven by a decline in returns from CLOs, a reduced interest earning asset base and additional loans on non-accrual status. Additionally, net realized and change in unrealized losses is partially offset by a $20,822 decline in dividend income primarily a non-recurring dividend received from APRC in the prior year period. (See “Investment Income”, “Net Realized Losses” and “Net Change in Unrealized Gains (Losses)” for further discussion.)
Net increase in net assets resulting from operations for the year ended June 30, 2016 was $103,362, a decrease of $242,977 compared to the year ended June 30, 2015. The decrease is primarily due to a $255,532 unfavorable increase in net realized and change in unrealized losses on investments when comparing results for the years ended June 30, 2016 and June 30, 2015. This $255,532, or $0.71 per per weighted average share, is primarily due to softening of the energy markets, non-credit related changes in the capital markets and increased default rates impacting the underlying collateral of our CLO residual interest investments. These factors resulted in an unfavorable increase in net change in unrealized and realized losses of $15,178 in our energy-related investments and $88,104 in our CLO investments for the year ended June 30, 2016. The remaining $152,250 increase in net realized and unrealized losses is primarily due to net unrealized losses for certain controlled investments, including Harbortouch, First Tower Finance and USES, partially offset by unrealized gains related to our real estate investments.
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
Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $701,046, $791,973 and $791,084 for the years ended June 30, 2017, 2016 and 2015, respectively. Investment income decreased from June 30, 2016 compared to June 30, 2017 primarily due to reduced returns from our structured credit investments due to lower future expected cash flows and a reduced interest earning asset base. Investment income also declined due to dividend income related to our investments in APRC and Echelon. Investment income remained relatively stable for the year ended June 30, 2016 compared to the year ended June 30, 2015 primarily due to an increase in dividend income offset by a decrease in interest income.

The following table describes the various components of investment income and the related levels of debt investments:

	Year Ended June 30,
	2017	2016	2015
Interest income	$668,717	$731,618	$748,974
Dividend income	5,679	26,501	7,663
Other income	26,650	33,854	34,447
Total investment income	$701,046	$791,973	$791,084

Average debt principal of performing investments	$5,706,090	$6,013,754	$6,183,163
Weighted average interest rate earned on performing assets	11.72%	12.17%	12.11%
Average interest income producing assets decreased from $6,013,754 for the year ended June 30, 2016 to $5,706,090 for the year ended June 30, 2017. We have not been fully invested, which along with non-performing assets, contributed to the decline. The average interest earned on interest bearing performing assets decreased from 12.17% for the year ended June 30, 2016 to 11.72% for the year ended June 30, 2017. The decrease is primarily due to reduced returns from our structured credit investments due to lower future expected cash flows. Average interest income producing assets decreased from $6,183,163 for the year ended June 30, 2015 to $6,013,754 for the year ended June 30, 2016. The average interest earned on interest bearing performing assets increased from 12.11% for the year ended June 30, 2015 to 12.17% for the year ended June 30, 2016. This moderate increase is primarily due to repayments of lower yielding portfolio investments.

Investment income is also generated from dividends and other income which is less predictable than interest income. Dividend income decreased from $26,501 for the year ended June 30, 2016 to $5,679 for the year ended June 30, 2017. The $20,822 decrease in dividend income is primarily attributable to an $11,016 dividend received during the year ended June 30, 2016 from our investment in APRC resulting from the sale of APRC’s Vista Palma Sola property. No such dividend was received from NPRC during the year ended June 30, 2017. Additionally, a $7,250 dividend was received during the year ended June 30, 2016 from our investment in Echelon, whereas only $200 of dividend was received during the year ended June 30, 2017. Additionally, the level of dividends received from our investment in CCPI and MITY decreased by $3,073 and $242, respectively, during the year ended June 30, 2017 as compared to the same period in the prior year. The decrease was partially offset by an increase of $347 in dividends received from Nationwide for the year ended June 30, 2017.

Dividend income increased from $7,663 for the year ended June 30, 2015 to $26,501 for the year ended June 30, 2016. The $18,838 increase in dividend income is primarily attributable to an $11,016 dividend received from our investment in APRC and $7,250 dividend received from our investment in Echelon. No such dividends were received from either APRC or Echelon during the year ended June 30, 2015. Additionally, we received dividends of $3,196, $3,963 and $711 related to our investments in CCPI, Nationwide and MITY, respectively, during the year ended June 30, 2016. No such dividends were received from CCPI or MITY during the year ended June 30, 2015. The increase in dividend income was partially offset by dividends of $4,425 and $1,929 received from our investments in Nationwide and First Tower Finance, respectively, during the year ended June 30, 2015. No such dividends were received from First Tower Finance during the year ended June 30, 2016.

Other income has come primarily from structuring fees, royalty interests, and settlement of net profits interests. Income from other sources decreased from $33,854 for the year ended June 30, 2016 to $26,650 for the year ended June 30, 2017. The decrease is primarily due to a $12,632 decrease in advisory fee income, which was generated from the Harbortouch transaction, as well as from follow-on investments in existing portfolio companies. This was offset by a $4,388 increase in structuring fees and by a $1,669 increase in amendment fee income, which are generated from new originations as well as from follow-on investments and amendments to existing portfolio companies. During the fiscal year ended June 30, 2015, we elected to suspend our equity raising activities. The curtailment of capital raising activities suppressed our levels of origination. Total originations decreased from $1,867,477 in the year ended June 30, 2015 to $979,102 in the year ended June 30, 2016. As a result, structuring fees fell from $28,562 in the year ended June 30, 2015 to $26,207 in the year ended June 30, 2016. Included within the $26,207 of structuring fees recognized during the year ended June 30, 2016 is a $12,909 advisory fee for the Harbortouch transaction, as well as from follow-on investments in existing portfolio companies and new originations, primarily from our investments in Crosman, PeopleConnect Intermediate, LLC (f/k/a Intelius, Inc.), Broder, Coverall North America, Inc., NPRC, Inpatient Care and System One.

Operating Expenses
Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate the Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions. Operating expenses were $394,964, $420,845 and $428,337 for the years ended June 30, 2017, 2016 and 2015, respectively.
Total gross base management fee was $124,077, $128,416 and $134,760 for the years ended June 30, 2017, 2016 and 2015, respectively. The decrease in total gross base management fee is directly related a decrease in average total assets. The Investment Adviser has entered into a servicing agreement with certain institutions who purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. We received payments of $1,203, $1,893 and $170 from these institutions for the years ended June 30, 2017, 2016 and 2015, respectively, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser resulting in net base management fees of $122,874, $126,523 and $134,590 for the years ended June 30, 2017, 2016 and 2015, respectively. The net base management fee was $122,874, $126,523 and $134,590 for the years ended June 30, 2017, 2016 and 2015, respectively.
For the years ended June 30, 2017, 2016 and 2015, we incurred $76,520, $92,782 and $90,687 of income incentive fees, respectively ($0.21, $0.26 and $0.26 per weighted average share, respectively). This decrease was driven by a corresponding decrease in pre-incentive fee net investment income from $463,910 for the year ended June 30, 2016 to $382,602 for the year ended June 30, 2017, primarily from decreases in interest income due to repayments on investments and increased default rates in the underlying collateral of our CLO investments, and dividend income. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the years ended June 30, 2017, 2016 and 2015, we incurred $164,848, $167,719 and $170,660, respectively, of interest expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years.

	Year Ended June 30,
	2017	2016	2015
Interest on borrowings	$142,819	$146,659	$149,312
Amortization of deferred financing costs	13,013	13,561	14,266
Accretion of discount on Public Notes	269	200	213
Facility commitment fees	8,747	7,299	6,869
Total interest and credit facility expenses	$164,848	$167,719	$170,660

Average principal debt outstanding	$2,683,254	$2,807,125	$2,830,727
Weighted average stated interest rate on borrowings(1)	5.32%	5.22%	5.27%
Weighted average interest rate on borrowings(2)	6.14%	5.97%	6.03%

(1)	Includes only the stated interest expense.

(2)	Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
Interest expense is relatively stable during the years ended June 30, 2017 and June 30, 2016. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) increased from 5.22% for the year ended June 30, 2016 to 5.32% for the year ended June 30, 2017. This increase is primarily due to issuances of the 2024 Notes and Prospect Capital InterNotes® at higher rates, partially offset by the repayment and repurchases of our Convertible Notes.

The allocation of gross overhead expense from Prospect Administration was $22,882, $20,313 and $21,991 for the years ended June 30, 2017, 2016 and 2015, respectively. Prospect Administration received estimated payments of $8,760, $7,445 and $7,014 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the years ended June 30, 2017, 2016 and 2015, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. During the year ended June 30, 2017, other operating expenses in the amount of $876 incurred by us, which were attributable to CCPI, have been reimbursed by CCPI and are reflected as an offset to our overhead allocation. No such reimbursements or expenses occurred during the years ended June 30, 2016 or June 30, 2015. During the year ended June 30, 2016, we renegotiated the managerial assistance agreement with First Tower LLC (“First Tower”) and reversed $1,200 of previously accrued managerial assistance at First Tower Delaware, $600 of which was expensed during the three months ended June 30, 2015, as the fee was paid by First Tower, which decreased our overhead expense. During the year ended June 30, 2016, we also incurred $379 of overhead expense related to our consolidated entity SB Forging. Net overhead during the years ended June 30, 2017, 2016 and 2015 totaled $13,246, $12,647 and $14,977, respectively.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”) were $17,476, $21,174 and $17,423 for the years ended June 30, 2017, 2016 and 2015, respectively. The decrease of $3,698 during the year ended June 30, 2017 is primarily due a reversal of excise tax previously accrued due to lower levels of taxable income, offset by a slight increase in audit, compliance and tax related fees.
Net Investment Income
Net investment income represents the difference between investment income and operating expenses. Net investment income was $306,082, $371,128 and $362,747 for the years ended June 30, 2017, 2016, 2015, respectively. The $65,046 decrease for the year ended June 30, 2017 compared to the year ended June 30, 2016 is primarily the result of a $62,901 decrease in interest income, driven primarily by a decline in interest income from reduced returns from our structured credit investments due to lower future expected cash flows, an additional $248,357 weighted average balance of loans on non-accrual status and a reduced interest earning asset base, and a $20,822 decrease in dividend income related to APRC, Echelon, CCPI and MITY discussed earlier. In addition to a decrease of $7,204 in other income due to a decrease of $12,632 of advisory fee income from the sale of Harbortouch offset by an increase of $4,888 in structuring fees and by a $1,669 increase in amendment fee income. These decreases were partially offset by a favorable $19,911 decrease in advisory fees and a decrease of $3,698 in Other Operating Expenses.
During the year ended June 30, 2016, the $8,381 increase as compared to the year ended June 30, 2015 was primarily the result of an $18,838 increase in dividend income from Echelon and APRC, and a $5,972 decrease in base management fees from a decrease in our asset base. These results were partially offset by a $17,356 decrease in interest income, primarily due to a decrease in our interest earning asset base.

Net investment income for years ended June 30, 2017, 2016, 2015 was $0.85, $1.04 and $1.03 per weighted average share, respectively. During the year ended June 30, 2017, the decrease is primarily due to a $0.19 per weighted average share decrease in interest, in addition to a $0.05 per weighted average share decrease in dividend income and a decrease of $0.03 per weighted average share in other income. This decrease was partially offset by a $0.06 per weighted average share decrease in base management fees and a $0.02 per weighted average share decrease in Other Operating Expenses.
During the year ended June 30, 2016, the increase as compared to the year ended June 30, 2015 was primarily due to a $0.02 per weighted average share decrease in advisory fees. This decrease was partially offset by a $0.07 per weighted average share decrease in interest income driven by reduced interest earning asset base and an increase of $0.05 per weighted average share in dividend income received by our investments in APRC and Echelon.
Net Realized Gains (Losses)
During the years ended June 30, 2017, 2016 and 2015, we recognized net realized losses on investments of $96,306, $24,417 and $180,423, respectively. The net realized loss during the year ended June 30, 2017 was primarily due to the sale of Gulfco assets for which we recognized a total realized loss of $66,103, of which $53,063 had been previously recorded as an unrealized loss as of June 30, 2016. Additionally, in conjunction with the restructuring of our investment in Ark-La-Tex, we wrote-down the Term Loan B to its cost basis and realized a loss of $19,818, of which $23,239 had been previously recorded as an unrealized loss as of June 30, 2016. Additionally, during the year ended June 30, 2017, four of our CLO investments were redeemed and we recorded a total loss of $17,242 to write down the amortized cost basis to its fair value.

During the year ended June 30, 2017, we repurchased $78,766 aggregate principal amount of the 2017 Notes, repurchased $114,581 aggregate principal amount of the 2018 Notes, and redeemed $58,377 aggregate principal amount of Prospect Capital InterNotes® (including amounts repaid in accordance with the Survivor’s Option). As a result of these transactions, we recognized net realized losses on debt extinguishment of $7,011 in the year ended June 30, 2017.
The net realized loss during the year ended June 30, 2016 was primarily due to the write-down of our investment in Targus of $14,194, the sale of our investments in American Gilsonite Company, ICON Health and Fitness, Inc., and Harbortouch for which we recognized total realized losses of $10,860 and the write-off of defaulted loans in our small business lending portfolio of $5,986. These losses were partially offset by net realized gains from the sale of two of our CLO investments for which we realized total gains of $3,911.
During the year ended June 30, 2016, we repurchased $500 aggregate principal amount of the 2017 Notes and repaid $7,069 aggregate principal amount of Prospect Capital InterNotes® (including amounts repaid in accordance with the Survivor’s Option). As a result of these transactions, we recognized net realized gain on debt extinguishment of $224 in the year ended June 30, 2016.
During the year ended June 30, 2015, we determined that the impairments of several of our investments (e.g., Appalachian Energy Holdings, LLC, Change Clean Energy Company, Coalbed LLC, Edmentum, Manx Energy Inc., NCT, Stryker Energy, LLC, The Healing Staff, Inc., Wind River Resources Corporation, and Yatesville Coal Company) were other-than-temporary and recorded total realized losses of $123,555 (which were previously recognized as unrealized losses) for the amount that the amortized cost exceeded the fair value. These losses were partially offset by net realized gains from the proceeds collected on warrants redeemed from Snacks Parent Corporation, litigation settlements, partial sales, and the release of escrowed amounts due to us from several portfolio companies, for which we recognized total realized gains of $6,239.
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
Net Change in Unrealized Gains (Losses)
Net change in unrealized gains (losses) was $50,141, $(243,573) and $167,965 for the years ended June 30, 2017, 2016 and 2015, respectively. For the year ended June 30, 2017, the $50,141 net change in unrealized gains was primarily the result of $104,242 unrealized gains in our REITs portfolio due to improved operating performance at the property-level, and $87,550 of realized losses that were previously unrealized related to our sale of Gulfco and the restructuring of Ark-La-Tex. The remaining $141,077 increase in unrealized losses is primarily due to USC, energy-related companies, USES and our online lending portfolio. The value of our investment in USC decreased by $53,443 due to both a decline in operating performance and the overall decline in demand for firearms and ammunition. Our energy-related companies continued to face a competitive market environment and declined in value by $33,629. USES also declined in value by $30,214 due to energy-related factors as well as a decline in operating performance. Additionally, the increase in unrealized losses on our online lending portfolio of $23,791 were due to an increase in delinquent loans for the year ended June 30, 2017.
For the year ended June 30, 2016, the $(243,573) change in net unrealized losses was driven primarily due to softening of the energy markets, non-credit related changes in the capital markets and increased default rates impacting the underlying collateral of our CLO residual interest investments. These factors resulted in net unrealized losses of $86,617 in our energy-related investments and $114,131 in our CLO investments. The remaining $42,825 increase in unrealized loss is primarily due to net unrealized losses for certain controlled investments - Harbortouch, First Tower Finance and USES. Our investment in Harbortouch was sold and the previously recorded unrealized gain was reversed. Additionally, First Tower Finance and USES experienced a decline in operating results contributing $21,471 and $17,148 of unrealized losses during the year ended June 30, 2016. These combined increases in unrealized losses in certain controlled investments were partially offset by unrealized appreciation in our real estate portfolio due to improved operating performance at the property level and selected cap rates, partially offset by a decline in our online lending portfolio value resulting from an increase in delinquent loans.
Financial Condition, Liquidity and Capital Resources
For the years ended June 30, 2017, 2016 and 2015, our operating activities provided $376,201, $861,869 and $45,464 of cash, respectively. There were no investing activities for the years ended June 30, 2017, 2016 and 2015. Financing activities used $375,916, $654,097 and $69,663 of cash during the years ended June 30, 2017, 2016 and 2015, respectively, which included dividend payments of $333,623, $336,637 and $414,833, respectively.

Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.
Our primary sources of funds have historically been issuances of debt and equity. More recently, we have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the year ended June 30, 2017, we borrowed $635,000 and made repayments totaling $635,000 under the Revolving Credit Facility. As of June 30, 2017, we had, net of unamortized discount and debt issuance costs, $937,641 outstanding on the Convertible Notes, $738,300 outstanding on the Public Notes and $966,254 outstanding on the Prospect Capital InterNotes®, and no outstanding balance on the Revolving Credit Facility. (See “Capitalization” above.)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 4.00%. As of June 30, 2017 and June 30, 2016, we had $22,925 and $40,560, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of June 30, 2017 and June 30, 2016.
Our shareholders’ equity accounts as of June 30, 2017, June 30, 2016 and June 30, 2015 reflect cumulative shares issued, net of shares repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
As part of our Repurchase Program, we delivered a notice with our annual proxy mailing on September 21, 2016 and our most recent notice was delivered with a shareholder letter mailing on August 2, 2017. This notice extends for six months after the date that notice is delivered. We did not repurchase any shares of our common stock for the year ended June 30, 2017. During the year ended June 30, 2016, we repurchased 4,708,750 shares of our common stock pursuant to our publicly announced Repurchase Program for $34,140, or approximately $7.25 weighted average price per share at approximately a 30% discount to net asset value as of June 30, 2015. Our NAV per share was increased by approximately $0.02 for the year ended June 30, 2016 as a result of the share repurchases.
On November 3, 2016, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $4,691,212 of additional debt and equity securities in the public market as of June 30, 2017.
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
Recent Developments
We have provided notice to call on July 11, 2017 with settlement on August 15, 2017, $41,441 of our Prospect Capital InterNotes® at par maturing between February 15, 2018 and February 15, 2019, with a weighted average rate of 4.83%.
On July 19, 2017, we received $17,926 and $22,167 as a partial return of capital on our investments in Voya CLO 2012-2, Ltd. and Voya CLO 2012-3, Ltd., respectively.
During the period from July 19, 2017 through August 16, 2017, we made a $11,000 follow-on first lien senior debt investment in RGIS Services, LLC.
On July 25, 2017, EZShield Parent, Inc. repaid the $14,963 Senior Secured Term Loan A and $15,000 Senior Secured Term Loan B receivable to us.
On July 28, 2017, Global Employment Solutions, Inc. repaid the $48,131 loan receivable to us.
On August 7, 2017, Water Pik, Inc. repaid the $13,739 loan receivable to us.
We have provided notice to call on August 11, 2017 with settlement on September 15, 2017, $48,539 of our Prospect Capital InterNotes® at par maturing between March 15, 2018 and September 15, 2019, with a weighted average rate of 4.89%.
On August 14, 2017, we announced the then current conversion rate on the 2018 Notes as 84.1497 shares of common stock per
$1 principal amount of the 2018 Notes converted, which is equivalent to a conversion price of approximately $11.88.

During the period from July 10, 2017 through August 24, 2017, we made one follow-on investments in NPRC totaling $8,382 to support the online consumer lending initiative. We invested $2,934 of equity through NPH and $5,448 of debt directly to NPRC and its wholly-owned subsidiaries. In addition, we received a partial repayment of $4,034 of our loans previously outstanding with NPRC. We also provided $450 of debt and $2,603 of equity financing to NPRC which was used to fund capital expenditures for existing properties.
During the period from July 1, 2017 through August 28, 2017 we issued $18,392 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $18,126. In addition, we sold $3,047 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $3,003 with expected closing on August 31, 2017.
On August 28, 2017, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.06 per share for September 2017 to holders of record on September 29, 2017 with a payment date of October 19, 2017.

•	$0.06 per share for October 2017 to holders of record on October 31, 2017 with a payment date of November 22, 2017.
Critical Accounting Policies and Estimates
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) pursuant to the requirements for reporting on Form 10-K, ASC 946, Financial Services—Investment Companies (“ASC 946”), and Articles 3, 6 and 12 of Regulation S-X. Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Our consolidated financial statements include the accounts of Prospect, PCF, PSBL, PYC, and the Consolidated Holding Companies. All intercompany balances and transactions have been eliminated in consolidation. The financial results of our non-substantially wholly-owned holding companies and operating portfolio company investments are not consolidated in the financial statements. Any operating companies owned by the Consolidated Holding Companies are not consolidated.
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the year ended June 30, 2017.

Use of Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income, expenses, and gains and losses during the reported period. Changes in the economic environment, financial markets, creditworthiness of the issuers of our investment portfolio and any other parameters used in determining these estimates could cause actual results to differ, and these differences could be material.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of June 30, 2017 and June 30, 2016, our qualifying assets as a percentage of total assets, stood at 71.75% and 74.58%, respectively.
Investment Transactions
Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. In accordance with ASC 325-40, Beneficial Interest in Securitized Financial Assets, investments in CLOs are periodically assessed for other-than-temporary impairment (“OTTI”). When the Company determines that a CLO has OTTI, the amortized cost basis of the CLO is written down to its fair value as of the date of the determination based on events and information evaluated and that write-down is recognized as a realized loss. Amounts for investments traded but not yet settled are reported in Due to Broker or Due from Broker, in the Consolidated Statements of Assets and Liabilities.
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
We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held or disposed of during the period. Such fluctuations are included within the net realized and net change in unrealized gains or losses from investments in the Consolidated Statements of Operations.
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
Online Small-and-Medium-Sized Business Lending Risk
With respect to our online SME lending initiative, we invest primarily in marketplace loans through marketplace lending facilitators.  We do not conduct loan origination activities ourselves. Therefore, our ability to purchase SME loans, and our ability to grow our portfolio of SME loans, is directly influenced by the business performance and competitiveness of the marketplace loan origination business of the marketplace lending facilitators from which we purchase SME loans. In addition, our ability to analyze the risk-return profile of SME loans is significantly dependent on the marketplace facilitators’ ability to effectively evaluate a borrower's credit profile and likelihood of default. If we are unable to effectively evaluate borrowers' credit profiles or the credit decisioning and scoring models implemented by each facilitator, we may incur unanticipated losses which could adversely impact our operating results.
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
Investment Valuation
To value our investments, we follow the guidance of ASC 820, Fair Value Measurement (“ASC 820”), that defines fair value, establishes a framework for measuring fair value in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and requires disclosures about fair value measurements. In accordance with ASC 820, the fair value of our investments is defined as the price that we would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market in which that investment is transacted.
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

Our non-CLO investments are valued utilizing a yield technique, enterprise value (“EV”) technique, net asset value technique, liquidation technique, discounted cash flow technique, or a combination of techniques, as appropriate. The yield technique uses loan spreads for loans and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the EV technique, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market (multiples) valuation approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions, and/or a discounted cash flow technique. The net asset value technique, an income approach, is used to derive a value of an underlying investment (such as real estate property) by dividing a relevant earnings stream by an appropriate capitalization rate. For this purpose, we consider capitalization rates for similar properties as may be obtained from guideline public companies and/or relevant transactions. The liquidation technique is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow technique converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The fair value measurement is based on the net present value indicated by current market expectations about those future amounts.
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
Our investments in CLOs are classified as Level 3 fair value measured securities under ASC 820 and are valued primarily using a discounted multi-path cash flow model. The CLO structures are analyzed to identify the risk exposures and to determine an appropriate call date (i.e., expected maturity). These risk factors are sensitized using Monte Carlo simulations, which is a simulation used to model the probability of different outcomes, to generate probability-weighted (i.e., multi-path) cash flows from the underlying assets and liabilities.  These cash flows, after payments to debt tranches senior to our equity positions, are discounted using appropriate market discount rates, and relevant data in the CLO market as well as certain benchmark credit indices are considered, to determine the value of each CLO investment.  In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the implied discount rate that would be effective for the value derived from the multi-path cash flows.  We are not responsible for and have no influence over the asset management of the portfolios underlying the CLO investments we hold, as those portfolios are managed by non-affiliated third party CLO collateral managers. The main risk factors are default risk, prepayment risk, interest rate risk, downgrade risk, and credit spread risk.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current. As of June 30, 2017, approximately 2.5% of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of June 30, 2017, we do not expect to have any excise tax due for the 2017 calendar year. Thus, we have not accrued any excise tax for this period.
If we fail to satisfy the annual distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate income tax rates. We would not be able to deduct distributions to stockholders, nor would we be required to make distributions. Distributions would generally be taxable to our individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits, provided certain holding period and other requirements are met. Subject to certain limitations under the Code, corporate distributions would be eligible for the dividends-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our accumulated earnings and profits attributable to non-RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. June 2017As of June 30, 2017 and 2016, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2014 and thereafter remain subject to examination by the Internal Revenue Service.
Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our future taxable earnings. Net realized capital gains, if any, are distributed at least annually.
Financing Costs
We record origination expenses related to our Revolving Credit Facility and the Unsecured Notes as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation for our Revolving Credit Facility. The same methodology is used to approximate the effective yield method for our Prospect Capital InterNotes® and our 2024 Notes Follow-on Program. The effective interest method is used for our remaining

Unsecured Notes over the respective expected life or maturity. In the event that we modify or extinguish our debt before maturity, we follow the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Revolving Credit Facility, any unamortized deferred costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our Unsecured Notes, any unamortized deferred costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.
For the year ended June 30, 2017, we have changed our method of presentation relating to debt issuance costs in accordance with ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30). Prior to July 1, 2016, our policy was to present debt issuance costs in Deferred financing costs as an asset on the Consolidated Statements of Assets and Liabilities, net of accumulated amortization. Beginning with the period ended September 30, 2016, we have presented these costs, except those incurred by the Revolving Credit Facility, as a direct deduction to our Unsecured Notes. Unamortized deferred financing costs of $40,526, $44,140, $57,010, and $37,607 previously reported as an asset on the Consolidated Statements of Assets and Liabilities for the years ended June 30, 2016, 2015, 2014, and 2013, respectively, have been reclassified as a direct deduction to the respective Unsecured Notes (see Notes 5, 6, and 7 in the accompanying Consolidated Financial Statements for further discussion).
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of SEC registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of June 30, 2017 and June 30, 2016, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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
In October 2016, the SEC adopted significant reforms under the 1940 Act that impose extensive new disclosure and reporting obligations on most 1940 Act funds (collectively, the “Reporting Rules”). The Reporting Rules greatly expand the volume of information regarding fund portfolio holdings and investment practices that must be disclosed. The adopted amendments to Regulation S-X for 1940 Act funds and BDCs include an update to the disclosures for investments in and advances to affiliates, and the requirement to include in their financial statements a standardized schedule containing detailed information about derivative investments (among other changes). The amendments to Regulation S-X are effective for reporting periods ending after August 1, 2017, and adoption of the amended reform is not expected to have a significant effect on our consolidated financial statements and disclosures.
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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a LIBOR floor. Our loans typically have durations of one to three months after which they reset to current market interest rates. As of June 30, 2017, 90.4% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility and certain Prospect Capital InterNotes® issuances that are based on floating LIBOR rates. Interest on borrowings under the revolving credit facility is one-month LIBOR plus 225 basis points with no minimum LIBOR floor and there is no outstanding balance as of June 30, 2017. Interest on five Prospect Capital InterNotes® is three-month LIBOR plus a range of 300 to 350 basis points with no minimum LIBOR floor. The Convertible Notes, Public Notes and remaining Prospect Capital InterNotes® bear interest at fixed rates.
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in CLO residual interests) to our loan portfolio and outstanding debt as of June 30, 2017, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Net Investment Income (1)
Up 300 basis points	$99,317	$43	$99,274	$79,419
Up 200 basis points	63,596	29	63,567	50,854
Up 100 basis points	28,356	14	28,342	22,674
Down 100 basis points	(6,522)	(19)	(6,503)	(5,202)

(1)	Includes the impact of income incentive fees. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of June 30, 2017, one and three month LIBOR was 1.23% and 1.30%, respectively.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the year ended June 30, 2017, we did not engage in hedging activities.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Prospect Capital Corporation
New York, New York
We have audited the accompanying consolidated statements of assets and liabilities of Prospect Capital Corporation (the “Company”), including the consolidated schedules of investments, as of June 30, 2017 and 2016, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2017, and the financial highlights for each of the five years in the period ended June 30, 2017. These consolidated financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial highlights based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of June 30, 2017 and 2016 by correspondence with the custodians and brokers, online lending servicers, portfolio companies, or by other appropriate auditing procedures where replies were not received. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Prospect Capital Corporation at June 30, 2017 and 2016, and the results of its operations, the changes in its net assets, and its cash flows for each of the three years in the period ended June 30, 2017, and the financial highlights for each of the five years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Prospect Capital Corporation’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 28, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
New York, New York
August 28, 2017

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	June 30, 2017	June 30, 2016

Assets
Investments at fair value:
Control investments (amortized cost of $1,840,731 and $1,768,220, respectively)	$1,911,775	$1,752,449
Affiliate investments (amortized cost of $22,957 and $10,758, respectively)	11,429	11,320
Non-control/non-affiliate investments (amortized cost of $4,117,868 and $4,312,122, respectively)	3,915,101	4,133,939
Total investments at fair value (amortized cost of $5,981,556 and $6,091,100, respectively)	5,838,305	5,897,708
Cash	318,083	317,798
Receivables for:
Interest, net	9,559	12,127
Other	924	168
Prepaid expenses	1,125	855
Due from Affiliate	14	—
Deferred financing costs on Revolving Credit Facility (Note 4)	4,779	7,525
Total Assets	6,172,789	6,236,181

Liabilities
Revolving Credit Facility (Notes 4 and 8)	—	—
Prospect Capital InterNotes® (Notes 7 and 8)	966,254	893,210
Convertible Notes (Notes 5 and 8)	937,641	1,074,361
Public Notes (Notes 6 and 8)	738,300	699,368
Due to Prospect Capital Management (Note 13)	48,249	54,149
Interest payable	38,630	40,804
Dividends payable	30,005	29,758
Due to Prospect Administration (Note 13)	1,910	1,765
Accrued expenses	4,380	2,259
Other liabilities	2,097	3,633
Due to broker	50,371	957
Total Liabilities	2,817,837	2,800,264
Commitments and Contingencies (Note 3)	—	—
Net Assets	$3,354,952	$3,435,917

Components of Net Assets
Common stock, par value $0.001 per share (1,000,000,000 common shares authorized; 360,076,933 and 357,107,231 issued and outstanding, respectively) (Note 9)	$360	$357
Paid-in capital in excess of par (Note 9)	3,991,317	3,967,397
Accumulated overdistributed net investment income	(54,039)	(3,623)
Accumulated net realized loss	(439,435)	(334,822)
Net unrealized loss	(143,251)	(193,392)
Net Assets	$3,354,952	$3,435,917

Net Asset Value Per Share (Note 16)	$9.32	$9.62

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended June 30,
	2017	2016	2015
Investment Income
Interest income:
Control investments	$177,496	$207,377	$200,409
Affiliate investments	297	896	3,799
Non-control/non-affiliate investments	342,696	347,132	385,710
Structured credit securities	148,228	176,213	159,056
Total interest income	668,717	731,618	748,974
Dividend income:
Control investments	5,250	26,435	6,811
Affiliate investments	—	—	778
Non-control/non-affiliate investments	429	66	74
Total dividend income	5,679	26,501	7,663
Other income:
Control investments	11,470	22,528	12,975
Affiliate investments	—	—	226
Non-control/non-affiliate investments	15,180	11,326	21,246
Total other income (Note 10)	26,650	33,854	34,447
Total Investment Income	701,046	791,973	791,084
Operating Expenses
Base management fee (Note 13)	122,874	126,523	134,590
Income incentive fee (Note 13)	76,520	92,782	90,687
Interest and credit facility expenses	164,848	167,719	170,660
Allocation of overhead from Prospect Administration (Note 13)	13,246	12,647	14,977
Audit, compliance and tax related fees	5,088	4,428	3,772
Directors’ fees	454	379	379
Excise Tax	(1,100)	2,295	2,505
Other general and administrative expenses	13,034	14,072	10,767
Total Operating Expenses	394,964	420,845	428,337
Net Investment Income	306,082	371,128	362,747
Net Realized and Change in Unrealized Gains (Losses) from Investments
Net realized gains (losses)
Control investments	(65,915)	(5,406)	(80,640)
Affiliate investments	137	(14,194)	—
Non-control/non-affiliate investments	(30,528)	(4,817)	(99,783)
Net realized losses	(96,306)	(24,417)	(180,423)
Net change in unrealized gains (losses)
Control investments	86,817	(88,751)	158,346
Affiliate investments	553	(233)	503
Non-control/non-affiliate investments	(37,229)	(154,589)	9,116
Net change in unrealized gains (losses)	50,141	(243,573)	167,965
Net Realized and Change in Unrealized Losses from Investments	(46,165)	(267,990)	(12,458)
Net realized (losses) gains on extinguishment of debt	(7,011)	224	(3,950)
Net Increase in Net Assets Resulting from Operations	$252,906	$103,362	$346,339
Net increase in net assets resulting from operations per share	$0.70	$0.29	$0.98
Dividends declared per share	$(1.00)	$(1.00)	$(1.19)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)

	Year Ended June 30,
	2017	2016	2015
Operations
Net investment income	$306,082	$371,128	$362,747
Net realized losses	(103,317)	(24,193)	(184,373)
Net change in unrealized gains (losses)	50,141	(243,573)	167,965
Net Increase in Net Assets Resulting from Operations	252,906	103,362	346,339

Distributions to Shareholders
Distribution from net investment income	(358,987)	(356,110)	(421,594)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	(358,987)	(356,110)	(421,594)

Common Stock Transactions
Issuance of common stock, net of underwriting costs	—	—	146,085
Less: Offering costs from issuance of common stock	—	118	(644)
Repurchase of common stock under stock repurchase program	—	(34,140)	—
Value of shares issued through reinvestment of dividends	25,116	19,638	14,681
Net Increase (Decrease) in Net Assets Resulting from Common Stock Transactions	25,116	(14,384)	160,122

Total (Decrease) Increase in Net Assets	(80,965)	(267,132)	84,867
Net assets at beginning of year	3,435,917	3,703,049	3,618,182
Net Assets at End of Year (Accumulated Overdistributed Net Investment Income of $54,039, $3,623, and $21,077, respectively)	$3,354,952	$3,435,917	$3,703,049

Common Stock Activity
Shares sold	—	—	14,845,556
Shares repurchased under stock repurchase program	—	(4,708,750)	—
Shares issued through reinvestment of dividends	2,969,702	2,725,222	1,618,566
Net shares issued (repurchased) due to common stock activity	2,969,702	(1,983,528)	16,464,122
Shares issued and outstanding at beginning of year	357,107,231	359,090,759	342,626,637
Shares Issued and Outstanding at End of Year	360,076,933	357,107,231	359,090,759

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

	Year Ended June 30,
	2017	2016	2015
Operating Activities
Net increase in net assets resulting from operations	$252,906	$103,362	$346,339
Net realized losses (gains) on extinguishment of debt	7,011	(224)	3,950
Net realized losses on investments	96,306	24,417	180,423
Net change in unrealized (gains) losses on investments	(50,141)	243,573	(167,965)
Amortization of discounts and (accretion of premiums), net	88,827	84,087	87,638
Accretion of discount on Public Notes (Note 6)	269	200	213
Amortization of deferred financing costs	13,013	13,561	14,266
Payment-in-kind interest	(17,808)	(20,531)	(29,277)
Structuring fees	(12,929)	(9,393)	(20,916)
Change in operating assets and liabilities:
Payments for purchases of investments	(1,458,733)	(921,679)	(1,817,284)
Proceeds from sale of investments and collection of investment principal	1,413,882	1,311,375	1,411,562
Increase (decrease) in due to broker	49,414	(25,821)	26,778
(Decrease) increase in due to Prospect Capital Management	(5,900)	51,599	2,547
Decrease in interest receivable, net	2,568	8,281	1,589
(Decrease) increase in interest payable	(2,174)	1,145	2,200
Increase (decrease) in accrued expenses	2,121	(1,149)	(1,382)
(Decrease) increase in other liabilities	(1,536)	(1,080)	980
(Increase) decrease in other receivables	(756)	2,717	(298)
(Increase) in due from affiliate	(14)	—	—
(Increase) decrease in prepaid expenses	(270)	(98)	2,071
Increase (decrease) in due to Prospect Administration	145	(2,473)	2,030
Net Cash Provided by Operating Activities	376,201	861,869	45,464
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	635,000	615,000	1,567,000
Principal payments under Revolving Credit Facility (Note 4)	(635,000)	(983,700)	(1,290,300)
Issuances of Public Notes, net of original issue discount (Note 6)	37,466	161,364	—
Redemptions of Public Notes (Note 6)	—	—	(102,600)
Redemptions of Convertible Notes (Note 5)	(366,433)	(150,500)	(7,668)
Issuance of Convertible Notes (Note 5)	225,000	—	—
Issuances of Prospect Capital InterNotes® (Note 7)	138,882	88,435	125,696
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(67,196)	(7,069)	(85,606)
Financing costs paid and deferred	(10,012)	(6,968)	(6,793)
Cost of shares repurchased under stock repurchase program	—	(34,140)	—
Proceeds from issuance of common stock, net of underwriting costs	—	—	146,085
Offering costs from issuance of common stock	—	118	(644)
Dividends paid	(333,623)	(336,637)	(414,833)
Net Cash Used in Financing Activities	(375,916)	(654,097)	(69,663)

Net Increase (Decrease) in Cash	285	207,772	(24,199)
Cash at beginning of year	317,798	110,026	134,225
Cash at End of year	$318,083	$317,798	$110,026
Supplemental Disclosures
Cash paid for interest	$153,740	$152,817	$153,982
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$25,116	$19,638	$14,681
Cost basis of investments written off as worthless	$86,605	$25,138	$123,555

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

Arctic Energy Services, LLC(18)	Wyoming / Energy Equipment & Services	Class D Units (32,915 units)(16)		$31,640	$17,370	0.5%
		Class E Units (21,080 units)(16)		20,230	—	—%
		Class A Units (700 units)(16)		9,006	—	—%
		Class C Units (10 units)(16)		—	—	—%
				60,876	17,370	0.5%
CCPI Inc.(19)	Ohio / Electronic Equipment, Instruments & Components	Senior Secured Term Loan A (10.00%, due 12/31/2020)(3)	2,966	2,966	2,966	0.1%
		Senior Secured Term Loan B (12.00% plus 7.00% PIK, due 12/31/2020)(3)(48)	18,216	18,216	18,216	0.5%
		Common Stock (14,857 shares)		6,759	21,870	0.7%
				27,941	43,052	1.3%
CP Energy Services Inc.(20)	Oklahoma / Energy Equipment & Services	Series B Convertible Preferred Stock (1,043 shares)(16)		98,273	72,216	2.2%
		Common Stock (2,924 shares)(16)		15,227	—	—%
				113,500	72,216	2.2%
Credit Central Loan Company, LLC(21)	South Carolina / Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2019)(14)(48)	51,855	45,255	51,855	1.5%
		Class A Units (10,640,642 units)(14)(16)		13,731	9,881	0.3%
		Net Revenues Interest (25% of Net Revenues)(14)(16)		—	2,699	0.1%
				58,986	64,435	1.9%
Echelon Aviation LLC	New York / Aerospace & Defense	Senior Secured Term Loan (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(10)(13)(48)	31,055	31,055	31,055	0.9%
		Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 1.00% PIK, due 12/7/2024)(10)(13)(48)	16,044	16,044	16,044	0.5%
		Membership Interest (99%)		22,738	24,219	0.7%
				69,837	71,318	2.1%
Edmentum Ultimate Holdings, LLC(22)	Minnesota / Diversified Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00%, due 6/9/2020)(15)	7,834	7,834	7,834	0.2%
		Unsecured Senior PIK Note (8.50% PIK, due 6/9/2020)(48)	6,905	6,905	6,905	0.2%
		Unsecured Junior PIK Note (10.00% PIK, in non-accrual status effective 1/1/2017, due 6/9/2020)	31,870	23,829	31,870	1.0%
		Class A Units (370,964 units)(16)		6,577	286	—%
				45,145	46,895	1.4%
First Tower Finance Company LLC(23)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 7.00% PIK, due 6/24/2019)(14)(48)	261,114	261,114	261,114	7.8%
		Class A Units (93,997,533 units)(14)(16)		78,481	104,474	3.1%
				339,595	365,588	10.9%
Freedom Marine Solutions, LLC(24)	Louisiana / Energy Equipment & Services	Membership Interest (100%)(16)		42,610	23,994	0.7%
				42,610	23,994	0.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

MITY, Inc.(25)	Utah / Commercial Services & Supplies	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 1/30/2020)(3)(10)(11)	$26,250	$26,250	$26,250	0.8%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 1/30/2020)(3)(10)(11)(48)	24,442	24,442	24,442	0.7%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due on demand)(14)	5,659	7,200	5,659	0.2%
		Common Stock (42,053 shares)		6,849	20,161	0.6%
				64,741	76,512	2.3%
National Property REIT Corp.(26)	Various / Equity Real Estate Investment Trusts (REITs) / Online Lending	Senior Secured Term Loan A (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(10)(11)(48)	291,315	291,315	291,315	8.7%
		Senior Secured Term Loan E (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(10)(11)(48)	122,314	122,314	122,314	3.6%
		Senior Secured Term Loan C to ACL Loan Holdings, Inc. (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(10)(11)(14)(48)	59,722	59,722	59,722	1.8%
		Senior Secured Term Loan C to American Consumer Lending Limited (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 12/15/2020)(10)(11)(14)(48)	87,130	87,130	87,130	2.6%
		Common Stock (2,280,992 shares)(16)		229,815	338,046	10.1%
		Net Operating Income Interest (5% of Net Operating Income)		—	88,777	2.6%
				790,296	987,304	29.4%
Nationwide Loan Company LLC(27)	Illinois / Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)(14)(48)	16,819	16,819	16,819	0.5%
		Class A Units (32,456,159 units)(14)		18,183	20,126	0.6%
				35,002	36,945	1.1%
NMMB, Inc.(28)	New York / Media	Senior Secured Note (14.00%, due 5/6/2021)	3,714	3,714	3,714	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2021)	6,900	6,900	6,900	0.2%
		Series A Preferred Stock (7,200 shares)(16)		7,200	5,713	0.2%
		Series B Preferred Stock (5,669 shares)(16)		5,669	4,498	0.1%
				23,483	20,825	0.6%
R-V Industries, Inc.	Pennsylvania / Machinery	Senior Subordinated Note (10.30% (LIBOR + 9.00% with 1.00% LIBOR floor), due 3/31/2022)(3)(10)(11)	28,622	28,622	28,622	0.9%
		Common Stock (745,107 shares)		6,866	4,056	0.1%
				35,488	32,678	1.0%
SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company)(29)	Texas / Energy Equipment & Services	Series A Convertible Preferred Stock (99,900 shares)(16)		—	1,940	0.1%
		Common Stock (100 shares)(16)		—	—	—%
				—	1,940	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

USES Corp.(30)	Texas / Commercial Services & Supplies	Senior Secured Term Loan A (9.00% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	$31,068	$28,604	$12,517	0.4%
		Senior Secured Term Loan B (15.50% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	41,475	35,568	—	—%
		Common Stock (268,962 shares)(16)		—	—	—%
				64,172	12,517	0.4%
Valley Electric Company, Inc.(31)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2024)(3)(10)(11)(48)	10,430	10,430	10,430	0.3%
		Senior Secured Note (10.00% plus 8.50% PIK, due 6/23/2024)(48)	25,624	25,624	22,079	0.7%
		Common Stock (50,000 shares)(16)		26,204	—	—%
				62,258	32,509	1.0%
Wolf Energy, LLC(32)	Kansas / Energy Equipment & Services	Membership Interest (100%)(16)		—	—	—%
		Membership Interest in Wolf Energy Services Company, LLC (100%)(16)		6,801	5,662	0.1%
		Net Profits Interest (8% of Equity Distributions)(4)(16)		—	15	—%
				6,801	5,677	0.1%
				$1,840,731	$1,911,775	57.0%

Affiliate Investments (5.00% to 24.99% voting control)(50)

Nixon, Inc.(39)	California / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan (11.50% PIK, in non-accrual status effective 7/1/2016, due 11/12/2022)(8)	$16,499	$14,197	$—	—%
		Common Stock (857 units)(16)	—	—	—	—%
				14,197	—	—%
Targus International, LLC(33)	California / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan A (15.00% PIK, due 12/31/2019)(8)(48)	1,532	1,320	1,532	—%
		Senior Secured Term Loan B (15.00% PIK, due 12/31/2019)(8)(48)	4,596	3,961	4,596	0.1%
		Common Stock (1,262,737 shares)(16)		3,479	5,301	0.2%
				8,760	11,429	0.3%
				$22,957	$11,429	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

American Gilsonite Company(34)	Utah / Chemicals	Membership Interest (1.93%)(16)		$—	$—	—%
				—	—	—%
Apidos CLO IX	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 7/15/2023)(5)(14)(17)	23,525	7,597	7,597	0.2%
				7,597	7,597	0.2%
Apidos CLO XI	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.54%, due 10/17/2028)(5)(14)	40,500	30,494	24,777	0.7%
				30,494	24,777	0.7%
Apidos CLO XII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 5.73%, due 4/15/2025)(5)(14)	44,063	30,745	26,047	0.8%
				30,745	26,047	0.8%
Apidos CLO XV	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.29%, due 10/20/2025)(5)(14)	36,515	29,491	26,083	0.8%
				29,491	26,083	0.8%
Apidos CLO XXII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.51%, due 10/20/2027)(5)(6)(14)	31,350	26,991	25,432	0.8%
				26,991	25,432	0.8%
Ark-La-Tex Wireline Services, LLC(32)	Louisiana / Energy Equipment & Services	Senior Secured Term Loan B (12.73% (LIBOR + 11.50% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 4/8/2019)(10)(13)	26,080	1,630	1,630	—%
				1,630	1,630	—%
Armor Holding II LLC	New York / Commercial Services & Supplies	Second Lien Term Loan (10.30% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(8)(10)(11)	7,000	6,928	7,000	0.2%
				6,928	7,000	0.2%
Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Health Care Providers & Services	Revolving Line of Credit – $7,000 Commitment (9.50% (LIBOR + 8.00% with 1.50% LIBOR floor), due 8/21/2018)(10)(11)(15)	3,850	3,850	3,850	0.1%
		Senior Term Loan (9.50% (LIBOR + 8.00% with 1.50% LIBOR floor), due 2/21/2020)(3)(10)(11)	79,560	79,560	79,560	2.4%
				83,410	83,410	2.5%
Babson CLO Ltd. 2014-III	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.01%, due 1/15/2026)(5)(6)(14)	52,250	42,101	39,001	1.2%
				42,101	39,001	1.2%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan A (7.05% (LIBOR + 5.75% with 1.25% LIBOR floor), due 6/03/2021)(3)(10)(11)	110,876	110,876	110,876	3.3%
		Senior Secured Term Loan B (13.55% (LIBOR + 12.25% with 1.25% LIBOR floor), due 6/03/2021)(10)(11)	114,901	114,901	114,901	3.4%
				225,777	225,777	6.7%
Brookside Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 1.29%, due 4/17/2025)(5)(14)	26,000	17,178	14,022	0.4%
				17,178	14,022	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

California Street CLO IX Ltd. (f/k/a Symphony CLO IX Ltd.)	Cayman Islands / Structured Finance	Preference Shares (Residual Interest, current yield 13.82%, due 10/16/2028)(5)(14)	$58,915	$40,792	$35,758	1.1%
				40,792	35,758	1.1%
Capstone Logistics Acquisition, Inc.	Georgia / Commercial Services & Supplies	Second Lien Term Loan (9.48% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(8)(10)(13)	101,517	101,071	98,468	2.9%
				101,071	98,468	2.9%
Carlyle Global Market Strategies CLO 2014-4, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 21.61%, due 10/15/2026)(5)(6)(14)	25,534	19,494	19,757	0.6%
				19,494	19,757	0.6%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.04%, due 10/20/2029)(5)(6)(14)	32,200	31,449	26,745	0.8%
				31,449	26,745	0.8%
Cent CLO 17 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.00%, due 1/30/2025)(5)(14)	24,870	18,100	16,708	0.5%
				18,100	16,708	0.5%
Cent CLO 20 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.81%, due 1/25/2026)(5)(14)	40,275	32,105	32,148	1.0%
				32,105	32,148	1.0%
Cent CLO 21 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.47%, due 7/27/2026)(5)(6)(14)	48,528	36,659	36,178	1.1%
				36,659	36,178	1.1%
Centerfield Media Holding Company(35)	California / Internet Software and Services	Senior Secured Term Loan A (8.30% (LIBOR + 7.00% with 1.00% LIBOR floor), due 1/17/2022)(3)(8)(10)(11)	67,320	67,320	67,320	2.0%
		Senior Secured Term Loan B (13.80% (LIBOR + 12.50% with 1.00% LIBOR floor), due 1/17/2022)(8)(10)(11)	68,000	68,000	68,000	2.0%
				135,320	135,320	4.0%
CIFC Funding 2013-III, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.42%, due 10/24/2025)(5)(14)	44,100	31,233	30,265	0.9%
				31,233	30,265	0.9%
CIFC Funding 2013-IV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.16%, due 11/27/2024)(5)(14)	45,500	32,859	32,708	1.0%
				32,859	32,708	1.0%
CIFC Funding 2014-IV Investor, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 13.85%, due 10/17/2026)(5)(6)(14)	41,500	30,002	29,139	0.9%
				30,002	29,139	0.9%
CIFC Funding 2016-I, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 16.33%, due 10/21/2028)(5)(6)(14)	34,000	31,780	29,513	0.9%
				31,780	29,513	0.9%
Cinedigm DC Holdings, LLC	New York / Media	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(10)(11)(48)	49,156	49,106	49,156	1.5%
				49,106	49,156	1.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Coverall North America, Inc.	Florida / Commercial Services & Supplies	Senior Secured Term Loan A (7.30% (LIBOR + 6.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(10)(11)	$22,658	$22,658	$22,658	0.7%
		Senior Secured Term Loan B (12.30% (LIBOR + 11.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(10)(11)	24,938	24,938	24,938	0.7%
				47,596	47,596	1.4%
CURO Financial Technologies Corp.	Canada / Consumer Finance	Senior Secured Notes (12.00%, due 3/1/2022)(8)(14)	10,000	9,831	10,000	0.3%
				9,831	10,000	0.3%
Digital Room LLC	California / Commercial Services & Supplies	Second Lien Term Loan (11.23% (LIBOR + 10.00% with 1.00% LIBOR floor), due 5/21/2023)(3)(8)(10)(13)	34,000	33,389	33,389	1.0%
				33,389	33,389	1.0%
Dunn Paper, Inc.	Georgia / Paper & Forest Products	Second Lien Term Loan (9.98% (LIBOR + 8.75% with 1.00% LIBOR floor), due 8/26/2023)(3)(8)(10)(13)	11,500	11,295	11,500	0.3%
				11,295	11,500	0.3%
Easy Gardener Products, Inc.	Texas / Household Durables	Senior Secured Term Loan (11.30% (LIBOR + 10.00% with .25% LIBOR floor), due 9/30/2020)(3)(10)(11)	17,194	17,194	17,066	0.5%
				17,194	17,066	0.5%
EZShield Parent, Inc.	Maryland / Internet Software & Services	Senior Secured Term Loan A (7.98% (LIBOR + 6.75% with 1.00% LIBOR floor), due 2/26/2021)(3)(10)(13)	14,963	14,963	14,963	0.4%
		Senior Secured Term Loan B (12.98% (LIBOR + 11.75% with 1.00% LIBOR floor), due 2/26/2021)(3)(10)(13)	15,000	15,000	15,000	0.5%
				29,963	29,963	0.9%
Fleetwash, Inc.	New Jersey / Commercial Services & Supplies	Senior Secured Term Loan B (10.30% (LIBOR + 9.00% with 1.00% LIBOR floor), due 4/30/2022)(3)(10)(11)	21,544	21,544	21,544	0.6%
		Delayed Draw Term Loan – $15,000 Commitment (9.80% (LIBOR + 8.50% with 1.00% LIBOR floor)expires 4/30/2022)(10)(11)(15)	—	—	—	—%
				21,544	21,544	0.6%
Galaxy XV CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.14%, due 4/15/2025)(5)(14)	50,525	33,887	33,794	1.0%
				33,887	33,794	1.0%
Galaxy XVI CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.71%, due 11/16/2025)(5)(14)	24,575	17,854	16,611	0.5%
				17,854	16,611	0.5%
Galaxy XVII CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.14%, due 7/15/2026)(5)(6)(14)	39,905	29,502	26,833	0.8%
				29,502	26,833	0.8%
Global Employment Solutions, Inc.	Colorado / Professional Services	Senior Secured Term Loan (10.48% (LIBOR + 9.25% with 1.00% LIBOR floor), due 6/26/2020)(3)(10)(13)	48,131	48,131	48,131	1.4%
				48,131	48,131	1.4%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 8/15/2023)(5)(14)(17)	23,188	5,086	5,086	0.2%
				5,086	5,086	0.2%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 5.76%, due 4/15/2025)(5)(14)	40,400	26,949	23,937	0.7%
				26,949	23,937	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2014-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.70%, due 4/18/2026)(5)(14)	$24,500	$15,982	$15,984	0.5%
				15,982	15,984	0.5%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.39%, due 4/28/2025)(5)(6)(14)	41,164	27,617	27,869	0.8%
				27,617	27,869	0.8%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.09%, due 10/18/2027)(5)(6)(14)	39,598	34,205	34,938	1.0%
				34,205	34,938	1.0%
Harbortouch Payments, LLC	Pennsylvania / Commercial Services & Supplies	Escrow Receivable		—	864	—%
				—	864	—%
HarbourView CLO VII, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 19.25%, due 11/18/2026)(5)(6)(14)	19,025	14,955	14,047	0.4%
				14,955	14,047	0.4%
Harley Marine Services, Inc.	Washington / Marine	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 12/20/2019)(3)(8)(10)(11)	9,000	8,919	8,800	0.3%
				8,919	8,800	0.3%
Inpatient Care Management Company, LLC	Florida / Health Care Providers & Services	Senior Secured Term Loan (10.30% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/8/2021(3)(10)(11)	25,467	25,467	25,467	0.8%
				25,467	25,467	0.8%
Instant Web, LLC	Minnesota / Media	Senior Secured Term Loan A (5.80% (LIBOR + 4.50% with 1.00% LIBOR floor), due 3/28/2019)(10)(11)	120,948	120,948	120,948	3.6%
		Senior Secured Term Loan B (12.30% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/28/2019)(3)(10)(11)	158,100	158,100	158,100	4.7%
		Senior Secured Term Loan C-1 (13.05% (LIBOR + 11.75% with 1.00% LIBOR floor), due 3/28/2019)(10)(11)	27,000	27,000	27,000	0.8%
		Senior Secured Term Loan C-2 (13.80% (LIBOR + 12.50% with 1.00% LIBOR floor), due 3/28/2019)(10)(11)	25,000	25,000	25,000	0.8%
				331,048	331,048	9.9%
InterDent, Inc.	California / Health Care Providers & Services	Senior Secured Term Loan A (6.73% (LIBOR + 5.50% with 0.75% LIBOR floor), due 8/3/2017)(10)(13)	78,656	78,656	78,656	2.3%
		Senior Secured Term Loan B (11.73% (LIBOR + 10.50% with 0.75% LIBOR floor), due 8/3/2017)(3)(10)(13)	131,125	131,125	129,857	3.9%
				209,781	208,513	6.2%
JD Power and Associates	California / Capital Markets	Second Lien Term Loan (9.80% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/7/2024)(3)(8)(10)(11)	15,000	14,796	15,000	0.4%
				14,796	15,000	0.4%
Jefferson Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.45%, due 7/20/2027)(5)(6)(14)	19,500	16,501	13,507	0.4%
				16,501	13,507	0.4%
K&N Parent, Inc.	California / Auto Components	Second Lien Term Loan (9.98% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/20/2024)(3)(8)(10)(13)	13,000	12,762	13,000	0.4%
				12,762	13,000	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Keystone Acquisition Corp.(36)	Pennsylvania / Health Care Providers & Services	Second Lien Term Loan (10.55% (LIBOR + 9.25% with 1.00% LIBOR floor), due 5/1/2025)(3)(8)(10)(11)	$50,000	$50,000	$50,000	1.5%
				50,000	50,000	1.5%
LaserShip, Inc.	Virginia / Air Freight & Logistics	Senior Secured Term Loan A (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(3)(10)(13)	32,184	32,184	32,184	1.0%
		Senior Secured Term Loan B (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(3)(10)(13)	19,768	19,768	19,768	0.5%
				51,952	51,952	1.5%
LCM XIV Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 14.99%, due 7/15/2025)(5)(14)	30,500	21,243	21,567	0.6%
				21,243	21,567	0.6%
Madison Park Funding IX, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.49%, due 8/15/2022)(5)(14)	43,110	8,558	8,472	0.3%
				8,558	8,472	0.3%
Matrixx Initiatives, Inc.	New Jersey / Pharmaceuticals	Senior Secured Term Loan A (7.80% (LIBOR + 6.50% with 1.00% LIBOR floor), due 2/24/2020)(3)(10)(11)	65,427	65,427	65,427	2.0%
		Senior Secured Term Loan B (12.80% (LIBOR + 11.50% with 1.00% LIBOR floor), due 2/24/2020)(3)(10)(11)	52,562	52,562	52,562	1.6%
				117,989	117,989	3.6%
Maverick Healthcare Equity, LLC	Arizona / Health Care Providers & Services	Preferred Units (1,250,000 units)(16)		1,252	782	—%
		Class A Common Units (1,250,000 units)(16)		—	—	—%
				1,252	782	—%
Memorial MRI & Diagnostic, LLC	Texas / Health Care Providers & Services	Senior Secured Term Loan (9.80% (LIBOR + 8.50% with 1.00% LIBOR floor), due 3/16/2022)(10)(11)	37,810	37,810	37,810	1.1%
				37,810	37,810	1.1%
Mountain View CLO 2013-I Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.43%, due 4/12/2024)(5)(14)	43,650	28,554	26,314	0.8%
				28,554	26,314	0.8%
Mountain View CLO IX Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.70%, due 7/15/2027)(5)(6)(14)	47,830	40,832	39,857	1.2%
				40,832	39,857	1.2%
National Home Healthcare Corp.	Michigan / Health Care Providers & Services	Second Lien Term Loan (10.08% (LIBOR + 9.00% with 1.00% LIBOR floor), due 12/8/2022)(3)(8)(10)(13)	15,407	15,199	15,407	0.5%
				15,199	15,407	0.5%
NCP Finance Limited Partnership(38)	Ohio / Consumer Finance	Subordinated Secured Term Loan (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(8)(10)(13)(14)	26,880	26,455	25,973	0.8%
				26,455	25,973	0.8%
Octagon Investment Partners XV, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 13.13%, due 1/19/2025)(5)(14)	42,064	29,704	24,250	0.7%
				29,704	24,250	0.7%
Octagon Investment Partners XVIII, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 15.36%, due 12/16/2024)(5)(6)(14)	28,200	18,468	17,415	0.5%
				18,468	17,415	0.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Pacific World Corporation	California / Personal Products	Revolving Line of Credit – $15,000 Commitment (8.23% (LIBOR + 7.00% with 1.00% LIBOR floor), due 9/26/2020)(10)(13)(15)	$14,725	$14,725	$14,725	0.4%
		Senior Secured Term Loan A (6.23% (LIBOR + 5.00% with 1.00% LIBOR floor), due 9/26/2020)(3)(10)(13)	97,250	97,250	94,834	2.8%
		Senior Secured Term Loan B (10.23% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/26/2020)(3)(10)(13)	97,250	97,250	69,450	2.1%
				209,225	179,009	5.3%
Pelican Products, Inc.	California / Chemicals	Second Lien Term Loan (9.55% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/9/2021)(3)(8)(10)(11)	17,500	17,489	16,699	0.5%
				17,489	16,699	0.5%
PeopleConnect Intermediate, LLC (f/k/a Intelius, Inc.)	Washington / Internet Software & Services	Revolving Line of Credit – $1,000 Commitment (9.80% (LIBOR + 8.50% with 1.00% LIBOR floor), due 8/11/2017)(10)(11)(15)	—	—	—	—%
		Senior Secured Term Loan A (6.80% (LIBOR + 5.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(10)(11)	19,606	19,606	19,606	0.6%
		Senior Secured Term Loan B (12.80% (LIBOR + 11.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(10)(11)	20,552	20,552	20,552	0.6%
				40,158	40,158	1.2%
PGX Holdings, Inc.(41)	Utah / Diversified Consumer Services	Second Lien Term Loan (10.23% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(10)(13)	143,767	143,767	143,767	4.3%
				143,767	143,767	4.3%
Photonis Technologies SAS	France / Electronic Equipment, Instruments & Components	First Lien Term Loan (8.80% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(8)(10)(11)(14)	9,872	9,755	8,794	0.3%
				9,755	8,794	0.3%
Pinnacle (US) Acquisition Co. Limited	Texas / Software	Second Lien Term Loan (10.55% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(8)(10)(11)	7,037	6,947	5,150	0.2%
				6,947	5,150	0.2%
PlayPower, Inc.	North Carolina / Leisure Products	Second Lien Term Loan (10.05% (LIBOR + 8.75% with 1.00% LIBOR floor), due 6/23/2022)(3)(8)(10)(11)	11,000	10,880	11,000	0.3%
				10,880	11,000	0.3%
PrimeSport, Inc.	Georgia / Hotels, Restaurants & Leisure	Senior Secured Term Loan A (8.30% (LIBOR + 7.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(10)(11)	53,138	53,138	49,312	1.5%
		Senior Secured Term Loan B (13.30% (LIBOR + 12.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(10)(11)	74,500	74,500	54,585	1.6%
				127,638	103,897	3.1%
Prince Mineral Holding Corp.	New York / Metals & Mining	Senior Secured Term Loan (11.50%, due 12/15/2019)(8)	10,000	9,953	10,000	0.3%
				9,953	10,000	0.3%
RGIS Services, LLC	Michigan / Commercial Services & Supplies	Senior Secured Term Loan (8.80% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(8)(10)(11)	14,963	14,744	14,744	0.4%
				14,744	14,744	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

RME Group Holding Company	Florida / Media	Revolving Line of Credit – $2,000 Commitment (9.30% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/4/2017)(10)(11)(15)	$—	$—	$—	—%
		Senior Secured Term Loan A (7.30% (LIBOR + 6.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(10)(11)	37,500	37,500	37,500	1.1%
		Senior Secured Term Loan B (12.30% (LIBOR + 11.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(10)(11)	25,000	25,000	25,000	0.8%
				62,500	62,500	1.9%
Rocket Software, Inc.	Massachusetts / Software	Second Lien Term Loan (10.80% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/14/2024)(3)(8)(10)(11)	50,000	49,094	50,000	1.5%
				49,094	50,000	1.5%
SCS Merger Sub, Inc.	Texas / IT Services	Second Lien Term Loan (10.73% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/30/2023)(3)(8)(10)(13)	20,000	19,531	20,000	0.6%
				19,531	20,000	0.6%
SESAC Holdco II LLC	Tennessee / Media	Second Lien Term Loan (8.37% (LIBOR + 7.25% with 1.00% LIBOR floor), due 2/23/2025)(8)(10)(12)	3,000	2,971	2,971	0.1%
				2,971	2,971	0.1%
Small Business Whole Loan Portfolio(44)	New York / Online Lending	781 Small Business Loans purchased from On Deck Capital, Inc.	8,434	8,434	7,964	0.2%
				8,434	7,964	0.2%
Spartan Energy Services, Inc.	Louisiana / Energy Equipment & Services	Senior Secured Term Loan A (7.23% (LIBOR + 6.00% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 12/28/2018)(10)(13)	13,156	11,933	8,833	0.3%
		Senior Secured Term Loan B (13.23% (LIBOR + 12.00% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 12/28/2018)(10)(13)	16,101	13,669	—	—%
				25,602	8,833	0.3%
Stryker Energy, LLC	Ohio / Oil, Gas & Consumable Fuels	Overriding Royalty Interests(9)		—	—	—%
				—	—	—%
Sudbury Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.70%, due 1/17/2026)(5)(14)	28,200	19,519	17,304	0.5%
				19,519	17,304	0.5%
Symphony CLO XIV Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.41%, due 7/14/2026)(5)(6)(14)	49,250	36,668	33,744	1.0%
				36,668	33,744	1.0%
Symphony CLO XV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.68%, due 10/17/2026)(5)(14)	50,250	41,383	38,123	1.1%
				41,383	38,123	1.1%
TouchTunes Interactive Networks, Inc.	New York / Internet Software & Services	Second Lien Term Loan (9.47% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(3)(8)(10)(11)	14,000	13,907	13,907	0.4%
				13,907	13,907	0.4%
Traeger Pellet Grills LLC	Oregon / Household Durables	Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2019)(3)(10)(11)	53,094	53,094	53,094	1.6%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2019)(3)(10)(11)	56,031	56,031	56,031	1.6%
				109,125	109,125	3.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Transaction Network Services, Inc.	Virginia / Diversified Telecommunication Services	Second Lien Term Loan (9.23% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/14/2020)(3)(8)(10)(13)	$4,410	$4,395	$4,410	0.1%
				4,395	4,410	0.1%
Turning Point Brands, Inc.(46)	Kentucky / Tobacco	Second Lien Term Loan (11.00%, due 8/17/2022)(3)(8)	14,500	14,365	14,431	0.4%
				14,365	14,431	0.4%
United Sporting Companies, Inc.(47)	South Carolina / Distributors	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor) plus 2.00% PIK, in non-accrual status effective 4/1/2017, due 11/16/2019)(3)(10)(13)	141,559	140,847	83,225	2.5%
		Common Stock (24,967 shares)(16)		—	—	—%
				140,847	83,225	2.5%
Universal Fiber Systems, LLC	Virginia / Textiles, Apparel & Luxury Goods	Second Lien Term Loan (10.76% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/02/2022)(3)(8)(10)(12)	37,000	36,446	37,000	1.1%
				36,446	37,000	1.1%
Universal Turbine Parts, LLC	Alabama / Trading Companies & Distributors	Senior Secured Term Loan A (6.98% (LIBOR + 5.75% with 1.00% LIBOR floor), due 7/22/2021)(3)(10)(13)	32,013	32,013	32,013	1.0%
		Senior Secured Term Loan B (12.98% (LIBOR + 11.75% with 1.00% LIBOR floor), due 7/22/2021)(3)(10)(13)	32,500	32,500	32,500	0.9%
				64,513	64,513	1.9%
USG Intermediate, LLC	Texas / Leisure Products	Revolving Line of Credit – $2,500 Commitment (10.98% (LIBOR + 9.75% with 1.00% LIBOR floor), due 4/15/2018)(10)(13)(15)	1,000	1,000	1,000	—%
		Senior Secured Term Loan A (8.48% (LIBOR + 7.25% with 1.00% LIBOR floor), due 4/15/2020)(3)(10)(13)	13,307	13,307	13,307	0.4%
		Senior Secured Term Loan B (13.48% (LIBOR + 12.25% with 1.00% LIBOR floor), due 4/15/2020)(3)(10)(13)	18,897	18,897	18,897	0.6%
		Equity(16)		1	—	—%
				33,205	33,204	1.0%
VC GB Holdings, Inc.	Illinois / Household Durables	Subordinated Secured Term Loan (9.23% (LIBOR + 8.00% with 1.00% LIBOR floor), due 2/28/2025)(8)(10)(13)	20,000	19,712	19,992	0.6%
				19,712	19,992	0.6%
Venio LLC	Pennsylvania / Professional Services	Second Lien Term Loan (4.00% plus PIK 10.00% (LIBOR + 7.50% with 2.50% LIBOR floor), in non-accrual status effective 12/31/15, due 2/19/2020)(10)(11)	20,442	16,111	16,342	0.5%
				16,111	16,342	0.5%
Voya CLO 2012-2, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	38,070	22,667	22,667	0.7%
				22,667	22,667	0.7%
Voya CLO 2012-3, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	46,632	26,445	26,445	0.8%
				26,445	26,445	0.8%
Voya CLO 2012-4, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 14.13%, due 10/15/2028)(5)(14)	40,613	31,018	30,544	0.9%
				31,018	30,544	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Voya CLO 2014-1, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.96%, due 4/18/2026)(5)(6)(14)	$32,383	$24,613	$26,177	0.8%
				24,613	26,177	0.8%
Voya CLO 2016-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.55%, due 10/18/2027)(5)(6)(14)	28,100	27,130	23,497	0.7%
				27,130	23,497	0.7%
Voya CLO 2017-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.89%, due 7/20/2030)(5)(6)(14)	44,885	44,885	44,670	1.3%
				44,885	44,670	1.3%
Washington Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 8.53%, due 4/20/2026)(5)(6)(14)	22,600	16,711	14,182	0.4%
				16,711	14,182	0.4%
Water Pik, Inc.	Colorado / Personal Products	Second Lien Term Loan (10.05% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021)(3)(8)(10)(11)	13,739	13,473	13,739	0.4%
				13,473	13,739	0.4%
Wheel Pros, LLC	Colorado / Auto Components	Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(10)(11)	12,000	12,000	12,000	0.4%
		Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(10)(11)	5,460	5,460	5,460	0.2%
				17,460	17,460	0.6%
Total Non-Control/Non-Affiliate Investments (Level 3)				$4,117,868	$3,915,101	116.7%

Total Portfolio Investments				$5,981,556	$5,838,305	174.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(51)

Arctic Energy Services, LLC(18)	Wyoming / Energy Equipment & Services	Class D Units (32,915 units)(16)		$31,640	$35,815	1.0%
		Class E Units (21,080 units)(16)		20,230	2,525	0.1%
		Class A Units (700 units)(16)		9,006	—	—%
		Class C Units (10 units)(16)		—	—	—%
				60,876	38,340	1.1%
CCPI Inc.(19)	Ohio / Electronic Equipment, Instruments & Components	Senior Secured Term Loan A (10.00%, due 12/31/2017)(3)	12,313	12,313	12,313	0.4%
		Senior Secured Term Loan B (12.00% plus 7.00% PIK, due 12/31/2017)(48)	9,320	9,320	9,320	0.3%
		Common Stock (14,857 shares)		6,635	19,723	0.5%
				28,268	41,356	1.2%
CP Energy Services Inc.(20)	Oklahoma / Energy Equipment & Services	Series B Convertible Preferred Stock (1,043 shares)(16)		98,273	76,002	2.2%
		Common Stock (2,924 shares)(16)		15,227	—	—%
				113,500	76,002	2.2%
Credit Central Loan Company, LLC(21)	South Carolina / Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2019)(14)(48)	36,931	36,931	36,931	1.1%
		Class A Units (7,500,000 units)(14)(16)		11,633	11,707	0.3%
		Net Revenues Interest (25% of Net Revenues)(14)(16)		—	3,616	0.1%
				48,564	52,254	1.5%
Echelon Aviation LLC	New York / Aerospace & Defense	Senior Secured Term Loan (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(10)(13)(48)	37,855	37,855	37,855	1.1%
		Membership Interest (99%)		19,907	22,966	0.7%
				57,762	60,821	1.8%
Edmentum Ultimate Holdings, LLC(22)	Minnesota / Diversified Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00%, due 6/9/2020)(15)	6,424	6,424	6,424	0.2%
		Unsecured Senior PIK Note (8.50% PIK, due 6/9/2020)(48)	6,341	6,341	6,341	0.2%
		Unsecured Junior PIK Note (10.00% PIK, due 6/9/2020)(48)	28,834	22,337	25,569	0.7%
		Class A Units (370,964 units)(16)		6,576	6,012	0.2%
				41,678	44,346	1.3%
First Tower Finance Company LLC(23)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 12.00% PIK, due 6/24/2019)(14)(48)	255,762	255,762	255,762	7.4%
		Class A Units (86,711,625 units)(14)(16)		70,476	96,904	2.8%
				326,238	352,666	10.2%
Freedom Marine Solutions, LLC(24)	Louisiana / Energy Equipment & Services	Membership Interest (100%)(16)		40,810	26,618	0.8%
				40,810	26,618	0.8%
MITY, Inc.(25)	Utah / Commercial Services & Supplies	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 3/19/2019)(3)(10)(11)	18,250	18,250	18,250	0.5%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 3/19/2019)(3)(10)(11)(48)	16,442	16,442	16,442	0.5%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due on demand)(14)	7,200	7,200	5,667	0.2%
		Common Stock (42,053 shares)		6,848	13,690	0.4%
				48,740	54,049	1.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(51)

National Property REIT Corp.(26)	Various / Equity Real Estate Investment Trusts (REITs) / Online Lending	Senior Secured Term Loan A (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(10)(11)(48)	$248,677	$248,677	$248,677	7.2%
		Senior Secured Term Loan E (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(10)(11)(48)	212,819	212,819	212,819	6.2%
		Senior Secured Term Loan C to ACL Loan Holdings, Inc. (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(10)(11)(14)(48)	99,972	99,972	99,972	2.9%
		Common Stock (1,533,899 shares)(16)		165,908	215,491	6.3%
		Net Operating Income Interest (5% of Net Operating Income)(16)		—	66,974	2.0%
				727,376	843,933	24.6%
Nationwide Loan Company LLC(27)	Illinois / Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)(14)(48)	16,696	16,696	16,696	0.5%
		Class A Units (29,343,795 units)(14)		16,201	19,117	0.5%
				32,897	35,813	1.0%
NMMB, Inc.(28)	New York / Media	Senior Secured Note (14.00%, due 5/6/2021)	3,714	3,714	3,442	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2021)	7,000	7,000	6,487	0.2%
		Series A Preferred Stock (7,200 shares)(16)		7,200	44	—%
		Series B Preferred Stock (5,669 shares)(16)		5,669	34	—%
				23,583	10,007	0.3%
R-V Industries, Inc.	Pennsylvania / Machinery	Senior Subordinated Note (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/12/2018)(3)(10)(11)	28,622	28,622	28,622	0.8%
		Common Stock (545,107 shares)		5,087	6,039	0.2%
		Warrant (to purchase 200,000 shares of Common Stock, expires 6/30/2017)		1,682	2,216	0.1%
				35,391	36,877	1.1%
SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company)(29)	Texas / Energy Equipment & Services	Senior Secured Term Loan (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), in non-accrual status effective 1/1/2015, due 10/12/2017)(10)(11)	38,892	34,425	7,312	0.2%
		Series A Convertible Preferred Stock (99,900 shares)(16)		25,950	—	—%
				60,375	7,312	0.2%
USES Corp.(30)	Texas / Commercial Services & Supplies	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor) plus 2.00% default interest, in non-accrual status effective 4/1/2016, due 3/31/2019)(10)(11)	26,300	26,158	26,300	0.8%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor) plus 2.00% default interest, in non-accrual status effective 4/1/2016, due 3/31/2019)(10)(11)	36,000	35,568	13,986	0.4%
		Common Stock (268,962 shares)(16)		—	—	—%
				61,726	40,286	1.2%
Valley Electric Company, Inc.(31)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2019)(3)(10)(11)(48)	10,430	10,430	10,430	0.3%
		Senior Secured Note (10.00% plus 8.50% PIK, due 6/23/2019)(48)	23,802	23,802	20,661	0.6%
		Common Stock (50,000 shares)(16)		26,204	—	—%
				60,436	31,091	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(51)

Wolf Energy, LLC(32)	Kansas / Energy Equipment & Services	Senior Secured Promissory Note secured by assets formerly owned by H&M (18.00%, in non-accrual status effective 4/15/2013, due 4/15/2018)	$38,257	$—	$659	—%
		Membership Interest (100%)(16)		—	—	—%
		Net Profits Interest (8% of Equity Distributions)(4)(16)		—	19	—%
				—	678	—%
				$1,768,220	$1,752,449	51.0%

Affiliate Investments (5.00% to 24.99% voting control)(52)

BNN Holdings Corp.	Michigan / Health Care Technology	Series A Preferred Stock (9,925.455 shares)(7)(16)		$1,780	$2,270	0.1%
		Series B Preferred Stock (1,753.636 shares)(7)(16)		448	572	—%
				2,228	2,842	0.1%
Targus International, LLC(33)	California / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan A (15.00% PIK, in non-accrual status effective 10/1/15, due 12/31/2019)(8)	1,319	1,263	1,319	—%
		Senior Secured Term Loan B (15.00% PIK , in non-accrual status effective 10/1/15, due 12/31/2019)(8)	3,957	3,788	3,957	0.1%
		Common Stock (1,262,737 shares)(16)		3,479	3,202	0.1%
				8,530	8,478	0.2%
				$10,758	$11,320	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

AFI Shareholder, LLC (f/k/a Aircraft Fasteners International, LLC)	California / Trading Companies & Distributors	Class A Units (32,500 units)(16)		$330	$511	—%
				330	511	—%
Airmall Inc.	Pennsylvania / Real Estate Management & Development	Escrow Receivable		3,916	3,900	0.1%
				3,916	3,900	0.1%
Ajax Rolled Ring & Machine, LLC(43)	South Carolina / Metals & Mining	Escrow Receivable		—	608	—%
				—	608	—%
ALG USA Holdings, LLC	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 2/28/2020)(8)(10)(11)	11,771	11,630	11,771	0.3%
				11,630	11,771	0.3%
American Gilsonite Company(34)	Utah / Metals & Mining	Membership Interest (1.93%)(16)		—	—	—%
				—	—	—%
Apidos CLO IX	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.98%, due 7/15/2023)(5)(14)	23,525	19,997	19,966	0.6%
				19,997	19,966	0.6%
Apidos CLO XI	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.95%, due 1/17/2023)(5)(14)	38,340	29,763	26,057	0.8%
				29,763	26,057	0.8%
Apidos CLO XII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.39%, due 4/15/2025)(5)(14)	44,063	34,598	30,638	0.9%
				34,598	30,638	0.9%
Apidos CLO XV	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.72%, due 10/20/2025)(5)(14)	36,515	31,479	25,335	0.7%
				31,479	25,335	0.7%
Apidos CLO XXII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.29%, due 10/20/2027)(5)(6)(14)	31,350	26,948	25,369	0.7%
				26,948	25,369	0.7%
Arctic Glacier U.S.A., Inc.	Minnesota / Food Products	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 11/10/2019)(3)(10)(11)	150,000	150,000	145,546	4.2%
				150,000	145,546	4.2%
Ark-La-Tex Wireline Services, LLC(32)	Louisiana / Energy Equipment & Services	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 4/8/2019)(10)(13)	21,322	21,088	11,779	0.3%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.50% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 4/8/2019)(10)(13)	23,981	23,239	—	—%
				44,327	11,779	0.3%
Armor Holding II LLC	New York / Commercial Services & Supplies	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(8)(10)(11)	7,000	6,907	6,907	0.2%
				6,907	6,907	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Health Care Providers & Services	Revolving Line of Credit – $7,000 Commitment (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 8/21/2017)(10)(11)(15)	$2,350	$2,350	$2,350	0.1%
		Senior Term Loan (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 2/21/2018)(3)(10)(11)	38,166	38,166	38,166	1.1%
				40,516	40,516	1.2%
Babson CLO Ltd. 2014-III	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.25%, due 1/15/2026)(5)(6)(14)	52,250	44,075	40,312	1.2%
				44,075	40,312	1.2%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan A (7.00% (LIBOR + 5.75% with 1.25% LIBOR floor), due 6/03/2021)(3)(10)(13)	120,737	120,737	120,737	3.5%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.25% with 1.25% LIBOR floor), due 6/03/2021)(10)(13)	121,475	121,475	121,475	3.5%
				242,212	242,212	7.0%
Brookside Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.44%, due 4/17/2025)(5)(14)	26,000	19,875	18,990	0.6%
				19,875	18,990	0.6%
California Street CLO IX Ltd. (f/k/a Symphony CLO IX Ltd.)	Cayman Islands / Structured Finance	Preference Shares (Residual Interest, current yield 14.11%, due 4/16/2022)(5)(14)	45,500	32,629	29,267	0.9%
				32,629	29,267	0.9%
Capstone Logistics Acquisition, Inc.	Georgia / Commercial Services & Supplies	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(8)(10)(13)	101,828	101,298	97,752	2.8%
				101,298	97,752	2.8%
Cent CLO 17 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.64%, due 1/30/2025)(5)(14)	24,870	18,839	16,695	0.5%
				18,839	16,695	0.5%
Cent CLO 20 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.19%, due 1/25/2026)(5)(14)	40,275	32,835	26,501	0.8%
				32,835	26,501	0.8%
Cent CLO 21 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.64%, due 7/27/2026)(5)(6)(14)	48,528	38,125	31,467	0.9%
				38,125	31,467	0.9%
CIFC Funding 2013-III, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.72%, due 10/24/2025)(5)(14)	44,100	32,338	29,634	0.9%
				32,338	29,634	0.9%
CIFC Funding 2013-IV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.13%, due 11/27/2024)(5)(14)	45,500	33,414	32,752	0.9%
				33,414	32,752	0.9%
CIFC Funding 2014-IV Investor, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 15.05%, due 10/17/2026)(5)(6)(14)	41,500	31,729	30,378	0.9%
				31,729	30,378	0.9%
Cinedigm DC Holdings, LLC	New York / Media	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(10)(11)(48)	65,990	65,940	65,990	1.9%
				65,940	65,990	1.9%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Coverall North America, Inc.	Florida / Commercial Services & Supplies	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(10)(11)	$24,250	$24,250	$24,250	0.7%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(10)(11)	25,000	25,000	25,000	0.7%
				49,250	49,250	1.4%
Crosman Corporation	New York / Leisure Products	Senior Secured Term Loan A (9.16% (LIBOR + 8.70% with .30% LIBOR floor) plus 4.00% PIK, due 8/5/2020)(3)(10)(13)(48)	54,185	54,185	53,935	1.6%
		Senior Secured Term Loan B (16.16% (LIBOR + 15.70% with .30% LIBOR floor) plus 4.00% PIK, due 8/5/2020)(10)(13)(48)	41,284	41,284	40,458	1.1%
				95,469	94,393	2.7%
CURO Group Holdings Corp. (f/k/a Speedy Cash Holdings Corp.)	Canada / Consumer Finance	Senior Unsecured Notes (12.00%, due 11/15/2017)(8)(14)	15,000	15,000	8,081	0.2%
				15,000	8,081	0.2%
Easy Gardener Products, Inc.	Texas / Household Durables	Senior Secured Term Loan (10.63% (LIBOR + 10.00% with .25% LIBOR floor), due 09/30/2020)(3)(10)(11)	17,369	17,369	17,369	0.5%
				17,369	17,369	0.5%
Empire Today, LLC	Illinois / Distributors	Senior Secured Note (11.375%, due 2/1/2017)(8)	50,426	49,988	49,938	1.4%
				49,988	49,938	1.4%
Fleetwash, Inc.	New Jersey / Commercial Services & Supplies	Senior Secured Term Loan B (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 4/30/2019)(3)(10)(11)	23,402	23,402	23,402	0.7%
		Delayed Draw Term Loan – $15,000 Commitment (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor)expires 4/30/2019)(10)(11)(15)	—	—	—	—%
				23,402	23,402	0.7%
Focus Brands, Inc.	Georgia / Food & Staples Retailing	Second Lien Term Loan (10.25% (LIBOR + 9.00% with 1.25% LIBOR floor), due 8/21/2018)(8)(10)(13)	18,000	17,876	18,000	0.5%
				17,876	18,000	0.5%
Galaxy XV CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.19%, due 4/15/2025)(5)(14)	39,275	29,037	30,452	0.9%
				29,037	30,452	0.9%
Galaxy XVI CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.22%, due 11/16/2025)(5)(14)	24,575	19,195	18,925	0.5%
				19,195	18,925	0.5%
Galaxy XVII CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.77%, due 7/15/2026)(5)(6)(14)	39,905	31,077	29,820	0.9%
				31,077	29,820	0.9%
Generation Brands Holdings, Inc.	Illinois / Household Durables	Subordinated Secured Term Loan (11.00% (LIBOR + 10.00% with 1.00% LIBOR floor), due 12/10/2022)(8)(10)(11)	19,000	18,437	19,000	0.6%
				18,437	19,000	0.6%
Global Employment Solutions, Inc.	Colorado / Professional Services	Senior Secured Term Loan (10.25% (LIBOR + 9.25% with 1.00% LIBOR floor), due 6/26/2020)(3)(10)(13)	49,312	49,312	49,312	1.4%
				49,312	49,312	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2012-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.90%, due 8/15/2023)(5)(14)	$23,188	$18,245	$18,140	0.5%
				18,245	18,140	0.5%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.01%, due 4/15/2025)(5)(14)	40,400	31,897	32,212	0.9%
				31,897	32,212	0.9%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.66%, due 4/18/2026)(5)(14)	24,500	18,255	17,076	0.5%
				18,255	17,076	0.5%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.91%, due 4/28/2025)(5)(6)(14)	41,164	30,795	30,532	0.9%
				30,795	30,532	0.9%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.86%, due 10/18/2027)(5)(6)(14)	39,598	36,746	35,202	1.0%
				36,746	35,202	1.0%
Harbortouch Payments, LLC	Pennsylvania / Commercial Services & Supplies	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor) plus 3.00% PIK, due 5/31/2023)(10)(11)(48)	27,500	27,500	27,500	0.8%
		Escrow Receivable(16)		—	1,602	—%
				27,500	29,102	0.8%
HarbourView CLO VII, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.35%, due 11/18/2026)(5)(6)(14)	19,025	14,454	13,005	0.4%
				14,454	13,005	0.4%
Harley Marine Services, Inc.	Washington / Marine	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 12/20/2019)(3)(8)(10)(11)	9,000	8,886	8,886	0.3%
				8,886	8,886	0.3%
Hollander Sleep Products, LLC	Florida / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 10/21/2020)(3)(10)(13)	21,860	21,860	21,098	0.6%
				21,860	21,098	0.6%
ICV-CAS Holdings, LLC	New York / Air Freight & Logistics	Escrow Receivable		—	6	—%
				—	6	—%
Inpatient Care Management Company, LLC	Florida / Health Care Providers & Services	Senior Secured Term Loan (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 6/8/2021(10)(13)	17,000	17,000	17,000	0.5%
				17,000	17,000	0.5%
Instant Web, LLC	Minnesota / Media	Senior Secured Term Loan A (5.50% (LIBOR + 4.50% with 1.00% LIBOR floor), due 3/28/2019)(10)(11)	122,943	122,943	122,943	3.6%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/28/2019)(3)(10)(11)	158,100	158,100	158,100	4.6%
		Senior Secured Term Loan C-1 (12.75% (LIBOR + 11.75% with 1.00% LIBOR floor), due 3/28/2019)(10)(11)	27,000	27,000	27,000	0.8%
		Senior Secured Term Loan C-2 (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor), due 3/28/2019)(10)(11)	25,000	25,000	25,000	0.7%
				333,043	333,043	9.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

InterDent, Inc.	California / Health Care Providers & Services	Senior Secured Term Loan A (6.25% (LIBOR + 5.50% with 0.75% LIBOR floor), due 8/3/2017)(10)(13)	$79,538	$79,538	$79,538	2.3%
		Senior Secured Term Loan B (11.25% (LIBOR + 10.50% with 0.75% LIBOR floor), due 8/3/2017)(3)(10)(13)	131,125	131,125	130,582	3.8%
				210,663	210,120	6.1%
JAC Holding Corporation	Michigan / Auto Components	Senior Secured Note (11.50%, due 10/1/2019)(8)	2,868	2,868	2,868	0.1%
				2,868	2,868	0.1%
Jefferson Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.75%, due 7/20/2027)(5)(6)(14)	19,500	16,915	13,072	0.4%
				16,915	13,072	0.4%
JHH Holdings, Inc.	Texas / Health Care Providers & Services	Second Lien Term Loan (11.25% (LIBOR + 10.00% with 1.25% LIBOR floor) plus 0.50% PIK, due 3/30/2019)(3)(10)(11)(48)	35,477	35,477	35,477	1.0%
				35,477	35,477	1.0%
LaserShip, Inc.	Virginia / Air Freight & Logistics	Senior Secured Term Loan A (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor) plus 2.00% PIK, due 3/18/2019)(3)(10)(13)(48)	34,570	34,570	32,113	0.9%
		Senior Secured Term Loan B (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor) plus 2.00% PIK, due 3/18/2019)(3)(10)(13)(48)	21,214	21,214	19,705	0.6%
				55,784	51,818	1.5%
LCM XIV Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 18.80%, due 7/15/2025)(5)(14)	30,500	22,890	23,376	0.7%
				22,890	23,376	0.7%
Madison Park Funding IX, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 21.15%, due 8/15/2022)(5)(14)	31,110	22,259	21,174	0.6%
				22,259	21,174	0.6%
Matrixx Initiatives, Inc.	New Jersey / Pharmaceuticals	Senior Secured Term Loan A (7.50% (LIBOR + 6.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(10)(11)	30,177	30,177	30,177	0.9%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.00% with 1.50% LIBOR floor), due 8/9/2018)(3)(10)(11)	40,562	40,562	40,562	1.2%
				70,739	70,739	2.1%
Maverick Healthcare Equity, LLC	Arizona / Health Care Providers & Services	Preferred Units (1,250,000 units)(16)		1,252	2,037	0.1%
		Class A Common Units (1,250,000 units)(16)		—	353	—%
				1,252	2,390	0.1%
Mineral Fusion Natural Brands LLC (37)	Colorado / Personal Products	Membership Interest (1.43%)(16)		—	266	—%
				—	266	—%
Mountain View CLO 2013-I Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.72%, due 4/12/2024)(5)(14)	43,650	33,156	30,928	0.9%
				33,156	30,928	0.9%
Mountain View CLO IX Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.23%, due 7/15/2027)(5)(6)(14)	47,830	43,088	40,218	1.2%
				43,088	40,218	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Nathan's Famous, Inc.	New York / Hotels, Restaurants & Leisure	Senior Secured Notes (10.00%, due 3/15/2020)(8)	$3,000	$3,000	$3,000	0.1%
				3,000	3,000	0.1%
NCP Finance Limited Partnership(38)	Ohio / Consumer Finance	Subordinated Secured Term Loan (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(8)(10)(13)(14)	27,199	26,504	25,838	0.7%
				26,504	25,838	0.7%
Nixon, Inc.(39)	California / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan (9.50% plus 3.00% PIK, due 4/16/2018)(3)(8)(48)	14,311	14,197	11,776	0.3%
				14,197	11,776	0.3%
Octagon Investment Partners XV, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 16.54%, due 1/19/2025)(5)(14)	32,921	26,213	24,027	0.7%
				26,213	24,027	0.7%
Octagon Investment Partners XVIII, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 20.29%, due 12/16/2024)(5)(6)(14)	28,200	20,046	19,701	0.6%
				20,046	19,701	0.6%
Onyx Payments(40)	Texas / IT Services	Revolving Line of Credit – $5,000 Commitment (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 9/10/2016)(10)(11)(15)	1,000	1,000	1,000	—%
		Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 9/10/2019)(3)(10)(11)	48,352	48,352	48,352	1.4%
		Senior Secured Term Loan B (13.50% (LIBOR + 12.50% with 1.00% LIBOR floor), due 9/10/2019)(3)(10)(11)	59,389	59,389	59,389	1.8%
				108,741	108,741	3.2%
Pacific World Corporation	California / Personal Products	Revolving Line of Credit – $15,000 Commitment (8.00% (LIBOR + 7.00% with 1.00% LIBOR floor), due 9/26/2020)(10)(13)(15)	2,500	2,500	2,500	0.1%
		Senior Secured Term Loan A (6.00% (LIBOR + 5.00% with 1.00% LIBOR floor), due 9/26/2020)(10)(13)	97,994	97,994	93,624	2.7%
		Senior Secured Term Loan B (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/26/2020)(3)(10)(13)	97,994	97,994	81,567	2.4%
				198,488	177,691	5.2%
Pelican Products, Inc.	California / Chemicals	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/9/2021)(3)(8)(10)(13)	17,500	17,486	15,744	0.5%
				17,486	15,744	0.5%
PeopleConnect Intermediate, LLC (f/k/a Intelius, Inc.)	Washington / Internet Software & Services	Revolving Line of Credit – $1,500 Commitment (9.50% (LIBOR + 8.50% with 1.00% LIBOR floor), due 8/11/16)(10)(11)(15)	—	—	—	—%
		Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(10)(11)	20,379	20,379	19,907	0.6%
		Senior Secured Term Loan B (12.50% (LIBOR + 11.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(10)(11)	20,938	20,938	20,215	0.6%
				41,317	40,122	1.2%
PGX Holdings, Inc.(41)	Utah / Diversified Consumer Services	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(10)(13)	135,000	135,000	135,000	3.9%
				135,000	135,000	3.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Photonis Technologies SAS	France / Electronic Equipment, Instruments & Components	First Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(8)(10)(13)(14)	$9,927	$9,756	$9,015	0.3%
				9,756	9,015	0.3%
Pinnacle (US) Acquisition Co. Limited	Texas / Software	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(8)(10)(11)	7,037	6,918	5,425	0.2%
				6,918	5,425	0.2%
PlayPower, Inc.	North Carolina / Leisure Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 6/23/2022)(3)(8)(10)(11)	11,000	10,856	10,911	0.3%
				10,856	10,911	0.3%
Prime Security Services Borrower, LLC	Illinois / Commercial Services & Supplies	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 7/1/2022)(8)(10)(13)	10,000	9,870	10,000	0.3%
				9,870	10,000	0.3%
PrimeSport, Inc.	Georgia / Hotels, Restaurants & Leisure	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(10)(11)	53,683	53,683	53,683	1.6%
		Senior Secured Term Loan B (12.00% (LIBOR + 11.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(10)(11)	74,500	74,500	74,500	2.1%
				128,183	128,183	3.7%
Prince Mineral Holding Corp.	New York / Metals & Mining	Senior Secured Term Loan (11.50%, due 12/15/2019)(8)	10,000	9,934	8,701	0.3%
				9,934	8,701	0.3%
Rocket Software, Inc.	Massachusetts / Software	Second Lien Term Loan (10.25% (LIBOR + 8.75% with 1.50% LIBOR floor), due 2/8/2019)(3)(8)(10)(11)	20,000	19,854	20,000	0.6%
				19,854	20,000	0.6%
Royal Holdings, Inc.	Indiana / Chemicals	Second Lien Term Loan (8.50% (LIBOR + 7.50% with 1.00% LIBOR floor), due 6/19/2023)(8)(10)(13)	5,000	4,967	4,819	0.1%
				4,967	4,819	0.1%
SCS Merger Sub, Inc.	Texas / IT Services	Second Lien Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/30/2023)(3)(8)(10)(13)	20,000	19,456	19,655	0.6%
				19,456	19,655	0.6%
Security Alarm Financing Enterprises, L.P.(42)	California / Electronic Equipment, Instruments & Components	Subordinated Unsecured Notes (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 12/19/2020)(10)(13)	25,000	25,000	22,700	0.7%
				25,000	22,700	0.7%
SESAC Holdco II LLC	Tennessee / Media	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 4/22/2021)(3)(8)(10)(11)	10,000	9,878	9,878	0.3%
				9,878	9,878	0.3%
SITEL Worldwide Corporation	Tennessee / Commercial Services & Supplies	Second Lien Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 9/18/2022)(8)(10)(11)	16,000	15,715	15,715	0.5%
				15,715	15,715	0.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Small Business Whole Loan Portfolio(44)	New York / Online Lending	741 Individual Small Business Loans purchased from On Deck Capital, Inc.	$14,603	$14,603	$14,215	0.4%
				14,603	14,215	0.4%
Spartan Energy Services, Inc.	Louisiana / Energy Equipment & Services	Senior Secured Term Loan A (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 12/28/2017)(10)(13)	13,156	12,923	11,368	0.3%
		Senior Secured Term Loan B (13.00% (LIBOR + 12.00% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 12/28/2017)(10)(13)	14,123	13,669	984	0.1%
				26,592	12,352	0.4%
Stryker Energy, LLC	Ohio / Oil, Gas & Consumable Fuels	Overriding Royalty Interests(9)	—	—	—	—%
				—	—	—%
Sudbury Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.64%, due 1/17/2026)(5)(14)	28,200	20,865	17,395	0.5%
				20,865	17,395	0.5%
Symphony CLO XIV Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.12%, due 7/14/2026)(5)(6)(14)	49,250	39,602	35,703	1.0%
				39,602	35,703	1.0%
Symphony CLO XV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.76%, due 10/17/2026)(5)(14)	50,250	44,141	39,523	1.2%
				44,141	39,523	1.2%
System One Holdings, LLC	Pennsylvania / Professional Services	Senior Secured Term Loan (11.25% (LIBOR + 10.50% with 0.75% LIBOR floor), due 11/17/2020)(3)(10)(13)	104,553	104,553	104,553	3.0%
				104,553	104,553	3.0%
TouchTunes Interactive Networks, Inc.	New York / Internet Software & Services	Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(8)(10)(13)	5,000	4,936	4,936	0.1%
				4,936	4,936	0.1%
Traeger Pellet Grills LLC	Oregon / Household Durables	Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(10)(11)	34,519	34,519	34,519	1.0%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2018)(3)(10)(11)	36,506	36,506	36,506	1.1%
				71,025	71,025	2.1%
Transaction Network Services, Inc.	Virginia / Diversified Telecommunication Services	Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/14/2020)(8)(10)(11)	4,410	4,392	4,392	0.1%
				4,392	4,392	0.1%
Trinity Services Group, Inc.(45)	Florida / Commercial Services & Supplies	Senior Secured Term Loan A (6.50% (LIBOR + 5.50% with 1.00% LIBOR floor), due 8/13/2019)(10)(11)	9,626	9,626	9,626	0.3%
		Senior Secured Term Loan B (11.50% (LIBOR + 10.50% with 1.00% LIBOR floor), due 8/13/2019)(3)(10)(11)	125,000	125,000	125,000	3.6%
				134,626	134,626	3.9%
United Sporting Companies, Inc.(47)	South Carolina / Distributors	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor), due 5/16/2018)(3)(10)(13)	140,847	140,847	136,668	4.0%
				140,847	136,668	4.0%
Universal Fiber Systems, LLC	Virginia / Textiles, Apparel & Luxury Goods	Second Lien Term Loan (10.50% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/02/2022)(3)(8)(10)(13)	37,000	36,340	36,340	1.1%
				36,340	36,340	1.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2016
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

USG Intermediate, LLC	Texas / Leisure Products	Revolving Line of Credit – $2,500 Commitment (10.75% (LIBOR + 9.75% with 1.00% LIBOR floor), due 4/15/2017)(10)(13)(15)	$1,000	$1,000	$1,000	—%
		Senior Secured Term Loan A (8.25% (LIBOR + 7.25% with 1.00% LIBOR floor), due 4/15/2020)(3)(10)(13)	16,779	16,779	16,779	0.5%
		Senior Secured Term Loan B (13.25% (LIBOR + 12.25% with 1.00% LIBOR floor), due 4/15/2020)(3)(10)(13)	19,960	19,960	19,960	0.6%
		Equity(16)		1	—	—%
				37,740	37,739	1.1%
Venio LLC	Pennsylvania / Professional Services	Second Lien Term Loan (12.00% (LIBOR + 9.50% with 2.50% LIBOR floor) plus 2.00% default interest, in non-accrual status effective 12/31/15, due 2/19/2020)(10)(11)	17,000	17,000	12,876	0.4%
				17,000	12,876	0.4%
Voya CLO 2012-2, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 18.84%, due 10/15/2022)(5)(14)	38,070	28,112	28,982	0.8%
				28,112	28,982	0.8%
Voya CLO 2012-3, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 18.51%, due 10/15/2022)(5)(14)	46,632	34,597	34,319	1.0%
				34,597	34,319	1.0%
Voya CLO 2012-4, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 19.09%, due 10/15/2023)(5)(14)	40,613	30,772	30,756	0.9%
				30,772	30,756	0.9%
Voya CLO 2014-1, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 19.32%, due 4/18/2026)(5)(6)(14)	32,383	26,133	26,741	0.8%
				26,133	26,741	0.8%
Washington Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.52%, due 4/20/2026)(5)(6)(14)	22,600	18,406	15,056	0.4%
				18,406	15,056	0.4%
Water Pik, Inc.	Colorado / Personal Products	Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021)(8)(10)(11)	15,439	15,097	15,097	0.4%
				15,097	15,097	0.4%
Wheel Pros, LLC	Colorado / Auto Components	Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(10)(11)	12,000	12,000	12,000	0.4%
		Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(10)(11)	5,460	5,460	5,460	0.2%
				17,460	17,460	0.6%
Total Non-Control/Non-Affiliate Investments (Level 3)				$4,312,122	$4,133,939	120.3%

Total Portfolio Investments				$6,091,100	$5,897,708	171.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2017 and June 30, 2016

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

(2)
Fair value is determined by or under the direction of our Board of Directors. As of June 30, 2017 and June 30, 2016, all of our investments were classified as Level 3. ASC 820 classifies such unobservable inputs used to measure fair value as Level 3 within the valuation hierarchy. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.

(3)
Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of the investments held by PCF at June 30, 2017 and June 30, 2016 were $1,513,413 and $1,348,577, respectively, representing 25.9% and 22.9% of our total investments, respectively.

(4)	In addition to the stated returns, the net profits interest held will be realized upon sale of the borrower or a sale of the interests.

(5)
This investment is in the equity class of a collateralized loan obligation (“CLO”) security. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The current estimated yield, calculated using amortized cost, is based on the current projections of this excess cash flow taking into account assumptions which have been made regarding expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and adjusted. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.

(6)	Co-investment with another fund managed by an affiliate of our investment adviser, Prospect Capital Management L.P. See Note 13 for further discussion.

(7)	On a fully diluted basis represents 10.00% of voting common shares.

(8)	Syndicated investment which was originated by a financial institution and broadly distributed.

(9)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(10)	Security, or a portion thereof, has a floating interest rate which may be subject to a LIBOR or PRIME floor. The interest rate was in effect at June 30, 2017 and June 30, 2016.

(11)
The interest rate on these investments is subject to the base rate of 3-Month LIBOR, which was 1.30% and 0.65% at June 30, 2017 and June 30, 2016, respectively. The current base rate for each investment may be different from the reference rate on June 30, 2017 and June 30, 2016.

(12)
The interest rate on these investments is subject to the base rate of 2-Month LIBOR, which was 1.25% at June 30, 2017. No investments were subject to the base rate of 2-Month LIBOR at June 30, 2016. The current base rate for each investment may be different from the reference rate on June 30, 2017 and June 30, 2016.

(13)
The interest rate on these investments is subject to the base rate of 1-Month LIBOR, which was 1.23% and 0.47% at June 30, 2017 and June 30, 2016, respectively. The current base rate for each investment may be different from the reference rate on June 30, 2017 and June 30, 2016.

(14)
Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2017 and June 30, 2016, our qualifying assets as a percentage of total assets, stood at 71.75% and 74.58%, respectively. We monitor the status of these assets on an ongoing basis.

(15)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 4.00%. As of June 30, 2017 and June 30, 2016, we had $22,925 and $40,560, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.

(16)	Represents non-income producing security that has not paid a dividend in the year preceding the reporting date.

(17)
As of June 30, 2017, the effective yield has been estimated to be 0% as expected future cash flows are anticipated to not be sufficient to repay the investment at cost. If the expected investment proceeds increase, there is a potential for future investment

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2017 and June 30, 2016 (Continued)

income from the investment. Distributions, once received, will be recognized solely as return of capital with any remaining unamortized investment costs written off if the actual distributions are less than the amortized investment cost.

(18)
Arctic Oilfield Equipment USA, Inc., a consolidated entity in which we own 100% of the common equity, owns 70% of the equity units of Arctic Energy Services, LLC (“Arctic Energy”), the operating company. We report Arctic Energy as a separate controlled company. On September 30, 2015, we restructured our investment in Arctic Energy. Concurrent with the restructuring, we exchanged our $31,640 senior secured loan and our $20,230 subordinated loan for Class D and Class E Units in Arctic Energy. Our ownership of Arctic Energy includes a preferred interest in their holdings of all the Class D, Class E, Class C, and Class A Units (in order of priority returns). These unit classes are senior to management’s interests in the F and B Units.

(19)
CCPI Holdings Inc., a consolidated entity in which we own 100% of the common stock, owns 94.59% of CCPI Inc. (“CCPI”), the operating company, as of June 30, 2017 and June 30, 2016. We report CCPI as a separate controlled company.

(20)
CP Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 82.3% of CP Energy Services Inc. (“CP Energy”) as of June 30, 2017 and June 30, 2016. As of June 30, 2016, CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. Effective December 31, 2014, CP Energy underwent a corporate reorganization in order to consolidate certain of its wholly-owned subsidiaries. On October 30, 2015, we restructured our investment in CP Energy. Concurrent with the restructuring, we exchanged our $86,965 senior secured loan and $15,924 subordinated loan for Series B Convertible Preferred Stock in CP Energy.

(21)
Credit Central Holdings of Delaware, LLC, a consolidated entity in which we own 100% of the membership interests, owns 99.91% and 74.93% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of June 30, 2017 and June 30, 2016, respectively. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company. On September 28, 2016, we have made an additional $12,523 second lien debt and $2,098 equity investment in Credit Central, increasing its ownership to 99.91%.

(22)	Prospect owns 37.1% of the equity of Edmentum Ultimate Holdings, LLC as of June 30, 2017 and June 30, 2016.

(23)
First Tower Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC, the operating company as of June 30, 2017 and June 30, 2016. We report First Tower Finance as a separate controlled company.

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

(25)
MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 95.48% and 95.83% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”), as of June 30, 2017 and June 30, 2016, respectively. MITY owns 100% of each of MITY-Lite, Inc. (“Mity-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. MITY Delaware has a subordinated unsecured note issued and outstanding to Broda Canada that is denominated in Canadian Dollars (“CAD”). As of June 30, 2017 and June 30, 2016, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 96.88% of the equity, and MITY-Lite management owns the remaining portion.  MITY FSC does not have material operations.  This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distribute it to its shareholders based on pro-rata ownership.  During the three months ended December 31, 2016, we received $406 of such commission, which we recognized as other income. On January 17, 2017, we invested an additional $8,000 of Senior Secured Term Loan A and $8,000 of Senior Secured Term Loan B debt investments in MITY, to fund an acquisition.

(26)
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2017 and June 30, 2016 (Continued)

an investment into ACLL, under the ACLL credit agreement, for senior secured term loans, Term Loan C, with the same terms as the existing ACLLH Term Loan C due to us. On January 1, 2017, we restructured our investment in NPRC and exchanged $55,000 of Senior Secured Term Loan E for common stock.

(27)
Nationwide Acceptance Holdings LLC, a consolidated entity in which we own 100% of the membership interests, owns 94.48% and 93.79% of Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC), the operating company, as of June 30, 2017 and June 30, 2016, respectively. We report Nationwide Loan Company LLC as a separate controlled company. On June 1, 2015, Nationwide Acceptance LLC completed a reorganization and was renamed Nationwide Loan Company LLC (“Nationwide”) and formed two new wholly-owned subsidiaries: Pelican Loan Company LLC (“Pelican”) and Nationwide Consumer Loans LLC. Nationwide assigned 100% of the equity interests in its other subsidiaries to Pelican which, in turn, assigned these interests to a new operating company wholly-owned by Pelican named Nationwide Acceptance LLC (“New Nationwide”). New Nationwide also assumed the existing senior subordinated term loan due to Prospect.

(28)
NMMB Holdings, a consolidated entity in which we own 100% of the equity, owns 96.33% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of June 30, 2017 and June 30, 2016. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.

(29)
On June 3, 2017, Gulf Coast Machine & Supply Company (“Gulf Coast”) sold all of its assets to a third party, for total consideration of $10,250, including escrowed amounts. The proceeds from the sale were primarily used to repay a $6,115 third party revolving credit facility, and the remainder was used to pay other legal and administrative costs incurred by Gulf Coast. As no proceeds were allocated to Prospect our debt and equity investment in Gulfco was written-off and we recorded a realized loss of $66,103. Gulf Coast holds $2,050 in escrow related to the sale, which will be distributed to Prospect once released to Gulf Coast, and will be recognized as a realized gain if and when it is received. On June 28, 2017, Gulf Coast was renamed to SB Forging Company II, Inc.

(30)	Prospect owns 99.96% of the equity of USES Corp. as of June 30, 2017 and June 30, 2016.

(31)
Valley Electric Holdings I, Inc., a consolidated entity in which we own 100% of the common stock, owns 100% of Valley Electric Holdings II, Inc. (“Valley Holdings II”), another consolidated entity. Valley Holdings II owns 94.99% of Valley Electric Company, Inc. (“Valley Electric”). Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc. We report Valley Electric as a separate controlled company.

(32)
On March 14, 2017, assets previously held by Ark-La-Tex Wireline Services, LLC (“Ark-La-Tex”) were assigned to Wolf Energy Services Company, LLC, a new wholly-owned subsidiary of Wolf Energy Holdings, in exchange for a full reduction of Ark-La-Tex’s Senior Secured Term Loan A and a partial reduction of the Senior Secured Term Loan B cost basis, in total equal to $22,145. The cost basis of the transferred assets is equal to the appraised fair value of assets at the time of transfer. During the three months ended June 30, 2017, Ark-La-Tex Term Loan B was written-off and a loss of $19,818 was realized. On June 30, 2017, the 18.00% Senior Secured Promissory Note, due April 15, 2018, in Wolf Energy, LLC was contributed to equity of Wolf Energy LLC. There was no impact from the transaction due to the note being on non-accrual status and having zero cost basis.

(33)	Prospect owns 12.63% of the equity in Targus Cayman HoldCo Limited, the parent company of Targus International LLC as of June 30, 2017 and June 30, 2016.

(34)
We own 99.9999% of AGC/PEP, LLC. AGC/PEP, LLC owns 2,038 out of a total of 93,485 shares (including 7,456 vested and unvested management options) of American Gilsonite Holding Company which owns 100% of American Gilsonite Company. On October 24, 2016, American Gilsonite Company filed for a joint prepackaged plan of reorganization under Chapter 11 of the bankruptcy code. As of June 30, 2017, AGC/PEP, LLC has emerged from bankruptcy and Prospect received a total of 131 shares, representing a total ownership stake of 0.05%.

(35)	Centerfield Media Holding Company and Oology Direct Holdings, Inc. are joint borrowers and guarantors on the senior secured loan facilities.

(36)
Keystone Acquisition Corp. is the parent borrower on the second lien term loan. Other joint borrowers on this debt investment include Keystone Peer Review Organization, Inc., KEPRO Acquisitions, Inc., APS Healthcare Bethesda, Inc., Ohio KEPRO, Inc. and APS Healthcare Quality Review, Inc.

(37)	As of June 30, 2016, we owned 1.43% (13,220 shares) of the common and preferred interest of Mineral Fusion Natural Brands LLC, a subsidiary of Caleel + Hayden, LLC.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2017 and June 30, 2016 (Continued)

(38)	NCP Finance Limited Partnership, NCP Finance Ohio, LLC, and certain affiliates thereof are joint borrowers on the subordinated secured term loan.

(39)	As of June 30, 2017, Prospect owns 8.57% of the equity in Nixon Holdco, LLC, the parent company of Nixon, Inc.

(40)
Pegasus Business Intelligence, LP, Paycom Acquisition, LLC, and Paycom Acquisition Corp. are joint borrowers on the senior secured loan facilities. Paycom Intermediate Holdings, Inc. is the parent guarantor of this debt investment. These entities transact business internationally under the trade name Onyx Payments.

(41)	As of June 30, 2017 and June 30, 2016, PGX Holdings, Inc. is the sole borrower on the second lien term loan.

(42)	Security Alarm Financing Enterprises, L.P. and California Security Alarms, Inc. are joint borrowers on the senior subordinated note.

(43)
SB Forging Company, Inc., a consolidated entity in which we own 100% of the equity, owned 100% of Ajax Rolled Ring & Machine, LLC, the operating company, which was sold on October 10, 2014. As part of the sale there was $3,000 being held in escrow, of which $802 and $1,750 was received on May 6, 2015 and May 31, 2016, respectively, for which Prospect realized a gain of the same amount. During the quarter ended September 30, 2016, we determined that the remaining balance of the escrow will not be collected. On June 30, 2017, we received $169 of escrow proceeds related to SB Forging, realizing a gain of the same amount.

(44)	Our wholly-owned subsidiary Prospect Small Business Lending, LLC purchases small business whole loans from small business loan originators, including On Deck Capital, Inc.

(45)	Trinity Services Group, Inc. and Trinity Services I, LLC are joint borrowers on the senior secured loan facility.

(46)	Turning Point Brands, Inc. and North Atlantic Trading Company, Inc. are joint borrowers and guarantors on the secured loan facility.

(47)
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2017 and June 30, 2016 (Continued)

(48)
The interest rate on these investments, excluding those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended June 30, 2017:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
CCPI Inc.	—%	7.00%	7.00%
Cinedigm DC Holdings, LLC	—%	2.50%	2.50%
Credit Central Loan Company	—%	10.00%	10.00%
Echelon Aviation LLC	N/A	N/A	2.25%	(A)
Echelon Aviation LLC	N/A	N/A	1.00%	(B)
Edmentum Ultimate Holdings, LLC - Unsecured Senior PIK Note	8.50%	—%	8.50%
First Tower Finance Company LLC	3.92%	3.08%	7.00%
MITY, Inc.	—%	10.00%	10.00%
National Property REIT Corp. - Senior Secured Term Loan A	—%	5.50%	5.50%
National Property REIT Corp. - Senior Secured Term Loan E	—%	5.00%	5.00%
National Property REIT Corp. - Senior Secured Term Loan C to ACL Loan Holdings, Inc.	—%	5.00%	5.00%
National Property REIT Corp. - Senior Secured Term Loan C to American Consumer Lending Limited	—%	5.00%	5.00%
Nationwide Loan Company LLC	—%	10.00%	10.00%
Targus International, LLC - Senior Secured Term Loan A	15.00%	—%	15.00%
Targus International, LLC - Senior Secured Term Loan B	15.00%	—%	15.00%
Valley Electric Co. of Mt. Vernon, Inc.	—%	2.50%	2.50%
Valley Electric Company, Inc.	8.50%	—%	8.50%
(A) Next PIK payment/capitalization date was July 31, 2017. The company paid 2.25% PIK in cash.
(B) Next PIK payment/capitalization date was July 31, 2017. The company paid 1.00% PIK in cash.
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended June 30, 2016:

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2017 and June 30, 2016 (Continued)

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2017 and June 30, 2016 (Continued)

(49)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2017 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at June 30, 2017	Interest income	Dividend income	Other income	Net realized gains (losses)
Arctic Energy Services, LLC	38,340	—	—	(20,970)	17,370	—	—	—	—
CCPI Inc.	41,356	—	(327)	2,023	43,052	2,992	123	153	—
CP Energy Services Inc.	76,002	—	—	(3,786)	72,216	—	—	—	—
Credit Central Loan Company, LLC	52,254	10,826	(403)	1,758	64,435	10,873	—	—	—
Echelon Aviation LLC	60,821	18,875	(6,800)	(1,578)	71,318	5,734	200	1,121	—
Edmentum Ultimate Holdings, LLC	44,346	9,892	(6,424)	(919)	46,895	1,726	—	—	—
First Tower Finance Company LLC	352,666	15,577	(2,220)	(435)	365,588	51,116	—	—	—
Freedom Marine Solutions, LLC	26,618	1,801	—	(4,425)	23,994	—	—	—	—
MITY, Inc.	54,049	16,000	—	6,463	76,512	6,848	468	886	16
National Property REIT Corp.	843,933	237,851	(174,931)	80,451	987,304	84,777	—	9,186	—
Nationwide Loan Company LLC	35,813	2,104	—	(972)	36,945	3,406	4,310	—	—
NMMB, Inc.	10,007	—	(100)	10,918	20,825	1,518	—	—	—
R-V Industries, Inc.	36,877	—	96	(4,295)	32,678	2,877	149	124	172
SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company)	7,312	8,750	(69,125)	55,003	1,940	—	—	—	(66,103)
USES Corp.	40,286	2,599	(154)	(30,214)	12,517	—	—	—	—
Valley Electric Company, Inc.	31,091	1,821	—	(403)	32,509	5,629	—	—	—
Wolf Energy, LLC	678	22,145	(15,344)	(1,802)	5,677	—	—	—	—
Total	$1,752,449	$348,241	$(275,732)	$86,817	$1,911,775	$177,496	$5,250	$11,470	$(65,915)
* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion and PIK interest.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales and impairments.

(50)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2017 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at June 30, 2017	Interest income	Dividend income	Other income	Net realized gains (losses)
BNN Holdings Corp.	2,842	—	(2,227)	(615)	—	—	—	—	137
Nixon, Inc.***	—	1,552	—	(1,552)	—	—	—	—	—
Targus International LLC	8,478	231	—	2,720	11,429	297	—	—	—
Total	$11,320	$1,783	$(2,227)	$553	$11,429	$297	$—	$—	$137
* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments and PIK interest.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales and impairments.

***Investment was transfered at fair market value at the beginning of the three month ended June 30, 2017 period.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2017 and June 30, 2016 (Continued)

(51)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2016 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2015	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at June 30, 2016	Interest income	Dividend income	Other income	Net realized gains (losses)
American Property REIT Corp.***	$118,256	$2,826	$(103,017)	$(18,065)	$—	$7,306	$11,016	$899	$—
Arctic Energy Services, LLC	60,364	—	—	(22,024)	38,340	1,123	—	—	—
CCPI Inc.	41,352	475	(6,368)	5,897	41,356	3,123	3,196	—	—
CP Energy Services Inc.	91,009	(2,819)	—	(12,188)	76,002	(390)	—	—	—
Credit Central Loan Company, LLC	55,172	921	(323)	(3,516)	52,254	7,398	—	2,067	—
Echelon Aviation LLC	68,941	—	(2,954)	(5,166)	60,821	5,700	7,250	—	—
Edmentum Ultimate Holdings, LLC	37,216	9,358	(4,896)	2,668	44,346	3,650	—	—	—
First Tower Finance Company LLC	365,950	8,866	(679)	(21,471)	352,666	56,698	—	—	—
Freedom Marine Solutions, LLC	27,090	1,000	—	(1,472)	26,618	1,112	—	—	—
Harbortouch Payments, LLC	376,936	9,503	(314,962)	(71,477)	—	33,419	—	12,909	(5,419)
MITY, Inc.	50,795	139	—	3,115	54,049	5,762	711	—	13
National Property REIT Corp.****	471,889	256,737	20,979	94,328	843,933	62,690	—	5,375	—
Nationwide Loan Company LLC	34,550	3,583	(300)	(2,020)	35,813	3,212	3,963	—	—
NMMB, Inc.	12,052	—	—	(2,045)	10,007	1,525	—	—	—
R-V Industries, Inc.	40,508	—	(614)	(3,017)	36,877	2,908	299	—	—
SB Forging Company, Inc.	—	—	—	—	—	—	—	—	—
SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company)	6,918	9,500	(1,075)	(8,031)	7,312	—	—	—	—
United Property REIT Corp.***	84,685	7,531	(83,159)	(9,057)	—	6,778	—	1,278	—
USES Corp.	—	55,297	(150)	(14,861)	40,286	—	—	—	—
Valley Electric Company, Inc.	30,497	1,599	—	(1,005)	31,091	5,363	—	—	—
Wolf Energy, LLC	22	—	—	656	678	—	—	—	—
Total	$1,974,202	$364,516	$(497,518)	$(88,751)	$1,752,449	$207,377	$26,435	$22,528	$(5,406)
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2017 and June 30, 2016 (Continued)

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

Prospect is a financial services company that primarily lends to and invests in middle market privately-held companies. We are a closed-end investment company incorporated in Maryland. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). We were organized on April 13, 2004 and were funded in an initial public offering completed on July 27, 2004.

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
Note 2. Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) pursuant to the requirements for reporting on Form 10-K, ASC 946, Financial Services—Investment Companies (“ASC 946”), and Articles 3, 6 and 12 of Regulation S-X. Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Our consolidated financial statements include the accounts of Prospect, PCF, PSBL, PYC, and the Consolidated Holding Companies. All intercompany balances and transactions have been eliminated in consolidation. The financial results of our non-substantially wholly-owned holding companies and operating portfolio company investments are not consolidated in the financial statements. Any operating companies owned by the Consolidated Holding Companies are not consolidated.

Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the year ended June 30, 2017.

Use of Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income, expenses, and gains and losses during the reported period. Changes in the economic environment, financial markets, creditworthiness of the issuers of our investment portfolio and any other parameters used in determining these estimates could cause actual results to differ, and these differences could be material.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of June 30, 2017 and June 30, 2016, our qualifying assets as a percentage of total assets, stood at 71.75% and 74.58%, respectively.
Investment Transactions
Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. In accordance with ASC 325-40, Beneficial Interest in Securitized Financial Assets, investments in CLOs are periodically assessed for other-than-temporary impairment (“OTTI”). When the Company determines that a CLO has OTTI, the amortized cost basis of the CLO is written down to its fair value as of the date of the determination based on events and information evaluated and that write-down is recognized as a realized loss. Amounts for investments traded but not yet settled are reported in Due to Broker or Due from Broker, in the Consolidated Statements of Assets and Liabilities.
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
We do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held or disposed of during the period. Such fluctuations are included within the net realized and net change in unrealized gains or losses from investments in the Consolidated Statements of Operations.
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
Online Small-and-Medium-Sized Business Lending Risk
With respect to our online small-and-medium-sized business (“SME”) lending initiative, we invest primarily in marketplace loans through marketplace lending facilitators.  We do not conduct loan origination activities ourselves. Therefore, our ability to purchase SME loans, and our ability to grow our portfolio of SME loans, is directly influenced by the business performance and competitiveness of the marketplace loan origination business of the marketplace lending facilitators from which we purchase SME loans. In addition, our ability to analyze the risk-return profile of SME loans is significantly dependent on the marketplace facilitators’ ability to effectively evaluate a borrower's credit profile and likelihood of default. If we are unable to effectively evaluate borrowers' credit profiles or the credit decisioning and scoring models implemented by each facilitator, we may incur unanticipated losses which could adversely impact our operating results.
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
Investment Valuation
To value our investments, we follow the guidance of ASC 820, Fair Value Measurement (“ASC 820”), that defines fair value, establishes a framework for measuring fair value in conformity with accounting principles generally accepted in the United States of America (“GAAP”), and requires disclosures about fair value measurements. In accordance with ASC 820, the fair value of our investments is defined as the price that we would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market in which that investment is transacted.
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

Our non-CLO investments are valued utilizing a yield technique, enterprise value (“EV”) technique, net asset value technique, liquidation technique, discounted cash flow technique, or a combination of techniques, as appropriate. The yield technique uses loan spreads for loans and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the EV technique, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market (multiples) valuation approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions, and/or a discounted cash flow technique. The net asset value technique, an income approach, is used to derive a value of an underlying investment (such as real estate property) by dividing a relevant earnings stream by an appropriate capitalization rate. For this purpose, we consider capitalization rates for similar properties as may be obtained from guideline public companies and/or relevant transactions. The liquidation technique is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow technique converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The fair value measurement is based on the net present value indicated by current market expectations about those future amounts.
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
Our investments in CLOs are classified as Level 3 fair value measured securities under ASC 820 and are valued primarily using a discounted multi-path cash flow model. The CLO structures are analyzed to identify the risk exposures and to determine an appropriate call date (i.e., expected maturity). These risk factors are sensitized using Monte Carlo simulations, which is a simulation used to model the probability of different outcomes, to generate probability-weighted (i.e., multi-path) cash flows from the underlying assets and liabilities.  These cash flows, after payments to debt tranches senior to our equity positions, are discounted using appropriate market discount rates, and relevant data in the CLO market as well as certain benchmark credit indices are considered, to determine the value of each CLO investment.  In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the implied discount rate that would be effective for the value derived from the multi-path cash flows.  We are not responsible for and have no influence over the asset management of the portfolios underlying the CLO investments we hold, as those portfolios are managed by non-affiliated third party CLO collateral managers. The main risk factors are default risk, prepayment risk, interest rate risk, downgrade risk, and credit spread risk.

Valuation of Other Financial Assets and Financial Liabilities
ASC 825, Financial Instruments, specifically ASC 825-10-25, permits an entity to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. See Note 8 for the disclosure of the fair value of our outstanding debt and the market observable inputs used in determining fair value.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current. As of June 30, 2017, approximately 2.5% of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of June 30, 2017, we do not expect to have any excise tax due for the 2017 calendar year. Thus, we have not accrued any excise tax for this period.
If we fail to satisfy the annual distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate income tax rates. We would not be able to deduct distributions to stockholders, nor would we be required to make distributions. Distributions would generally be taxable to our individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits, provided certain holding period and other requirements are met. Subject to certain limitations under the Code, corporate distributions would be eligible for the dividends-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our accumulated earnings and profits attributable to non-RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of June 30, 2017 and 2016, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2014 and thereafter remain subject to examination by the Internal Revenue Service.
Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our future taxable earnings. Net realized capital gains, if any, are distributed at least annually.
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
For the year ended June 30, 2017, we have changed our method of presentation relating to debt issuance costs in accordance with ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30). Prior to July 1, 2016, our policy was to present debt issuance costs in Deferred financing costs as an asset on the Consolidated Statements of Assets and Liabilities, net of accumulated amortization. Beginning with the period ended September 30, 2016, we have presented these costs, except those incurred by the Revolving Credit Facility, as a direct deduction to our Unsecured Notes. Unamortized deferred financing costs of $40,526, $44,140, $57,010, and $37,607 previously reported as an asset on the Consolidated Statements of Assets and Liabilities for the years ended June 30, 2016, 2015, 2014, and 2013, respectively, have been reclassified as a direct deduction to the respective Unsecured Notes (see Notes 5, 6, and 7).
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of June 30, 2017 and June 30, 2016, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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
In October 2016, the SEC adopted significant reforms under the 1940 Act that impose extensive new disclosure and reporting obligations on most 1940 Act funds (collectively, the “Reporting Rules”). The Reporting Rules greatly expand the volume of information regarding fund portfolio holdings and investment practices that must be disclosed. The adopted amendments to Regulation S-X for 1940 Act funds and BDCs include an update to the disclosures for investments in and advances to affiliates, and the requirement to include in their financial statements a standardized schedule containing detailed information about derivative investments (among other changes). The amendments to Regulation S-X are effective for reporting periods ending after August 1, 2017, and adoption of the amended reform is not expected to have a significant effect on our consolidated financial statements and disclosures.
Note 3. Portfolio Investments
At June 30, 2017, we had investments in 121 long-term portfolio investments, which had an amortized cost of $5,981,556 and a fair value of $5,838,305. At June 30, 2016, we had investments in 125 long-term portfolio investments, which had an amortized cost of $6,091,100 and a fair value of $5,897,708.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $1,489,470 and $979,102 during the years ended June 30, 2017 and June 30, 2016, respectively. Debt repayments and considerations from sales of equity securities of approximately $1,413,882 and $1,338,875 were received during the years ended June 30, 2017 and June 30, 2016, respectively.
The following table shows the composition of our investment portfolio as of June 30, 2017 and June 30, 2016.

	June 30, 2017		June 30, 2016
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$27,409	$27,409	$13,274	$13,274
Senior Secured Debt	2,940,163	2,798,796	3,072,839	2,941,722
Subordinated Secured Debt	1,160,019	1,107,040	1,228,598	1,209,604
Subordinated Unsecured Debt	37,934	44,434	75,878	68,358
Small Business Loans	8,434	7,964	14,603	14,215
CLO Residual Interest	1,150,006	1,079,712	1,083,540	1,009,696
Equity	657,591	772,950	602,368	640,839
Total Investments	$5,981,556	$5,838,305	$6,091,100	$5,897,708
In the previous table and throughout the remainder of this footnote, we aggregate our portfolio investments by type of investment, which may differ slightly from the nomenclature used by the constituent instruments defining the rights of holders of the investment, as disclosed on our Consolidated Schedules of Investments (“SOI”). The following investments are included in each category:

•	Revolving Line of Credit includes our investments in delayed draw term loans.

•	Senior Secured Debt includes investments listed on the SOI such as senior secured term loans, senior term loans, secured promissory notes, senior demand notes, and first lien term loans.

•	Subordinated Secured Debt includes investments listed on the SOI such as subordinated secured term loans, subordinated term loans, senior subordinated notes, and second lien term loans.

•	Subordinated Unsecured Debt includes investments listed on the SOI such as subordinated unsecured notes and senior unsecured notes.

•	Small Business Loans includes our investments in SME whole loans purchased from OnDeck.

•	CLO Residual Interest includes our investments in the “equity” security class of CLO funds such as income notes, preference shares, and subordinated notes.

•
Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2017.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$27,409	$27,409
Senior Secured Debt	—	—	2,798,796	2,798,796
Subordinated Secured Debt	—	—	1,107,040	1,107,040
Subordinated Unsecured Debt	—	—	44,434	44,434
Small Business Loans	—	—	7,964	7,964
CLO Residual Interest	—	—	1,079,712	1,079,712
Equity	—	—	772,950	772,950
Total Investments	$—	$—	$5,838,305	$5,838,305
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2016.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$13,274	$13,274
Senior Secured Debt	—	—	2,941,722	2,941,722
Subordinated Secured Debt	—	—	1,209,604	1,209,604
Subordinated Unsecured Debt	—	—	68,358	68,358
Small Business Loans	—	—	14,215	14,215
CLO Residual Interest	—	—	1,009,696	1,009,696
Equity	—	—	640,839	640,839
Total Investments	$—	$—	$5,897,708	$5,897,708
The following tables show the aggregate changes in the fair value of our Level 3 investments during the year ended June 30, 2017.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2016	$1,752,449	$11,320	$4,133,939	$5,897,708
Net realized (losses) gains on investments	(65,915)	137	(32,625)	(98,403)
Net change in unrealized gains (losses)	86,817	553	(37,229)	50,141
Net realized and unrealized gains (losses)	20,902	690	(69,854)	(48,262)
Purchases of portfolio investments	310,922	—	1,160,740	1,471,662
Payment-in-kind interest	14,252	231	3,325	17,808
Accretion (amortization) of discounts and premiums, net	922	—	(89,749)	(88,827)
Repayments and sales of portfolio investments	(209,817)	(2,364)	(1,199,603)	(1,411,784)
Transfers within Level 3(1)	22,145	1,552	(23,697)	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of June 30, 2017	$1,911,775	$11,429	$3,915,101	$5,838,305

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2016	$13,274	$2,941,722	$1,209,604	$68,358	$14,215	$1,009,696	$640,839	$5,897,708
Net realized (losses) gains on investments	—	(59,730)	(382)	6	(3,013)	(17,239)	(18,045)	(98,403)
Net change in unrealized (losses) gains	—	(10,245)	(33,990)	14,020	(83)	3,550	76,889	50,141
Net realized and unrealized (losses) gains	—	(69,975)	(34,372)	14,026	(3,096)	(13,689)	58,844	(48,262)
Purchases of portfolio investments	21,559	762,505	378,793	—	51,802	178,452	78,551	1,471,662
Payment-in-kind interest	—	5,127	10,624	2,057	—	—	—	17,808
Accretion (amortization) of discounts and premiums	—	531	5,389	—	—	(94,747)	—	(88,827)
Repayments and sales of portfolio investments	(7,424)	(763,969)	(462,998)	(40,007)	(54,957)	—	(82,429)	(1,411,784)
Transfers within Level 3(1)	—	(77,145)	—	—	—	—	77,145	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—
Fair value as of June 30, 2017	$27,409	$2,798,796	$1,107,040	$44,434	$7,964	$1,079,712	$772,950	$5,838,305

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
The following tables show the aggregate changes in the fair value of our Level 3 investments during the year ended June 30, 2016.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2015	$1,974,202	$45,945	$4,589,151	$6,609,298
Net realized losses on investments	(5,406)	(14,194)	(8,137)	(27,737)
Net change in unrealized losses	(88,751)	(233)	(154,392)	(243,376)
Net realized and unrealized losses	(94,157)	(14,427)	(162,529)	(271,113)
Purchases of portfolio investments	296,970	1,263	660,339	958,572
Payment-in-kind interest	15,175	—	5,356	20,531
Amortization of discounts and premiums	—	—	(84,087)	(84,087)
Repayments and sales of portfolio investments	(492,112)	(42,922)	(800,459)	(1,335,493)
Transfers within Level 3(1)	52,371	21,461	(73,832)	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of June 30, 2016	$1,752,449	$11,320	$4,133,939	$5,897,708

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2015	$30,546	$3,533,447	$1,205,303	$144,271	$50,892	$32,398	$1,113,023	$499,418	$6,609,298
Net realized (losses) gains on investments	—	(1,246)	(7,456)	10	(5,986)	3,911	—	(16,970)	(27,737)
Net change in unrealized (losses) gains	—	(47,455)	10,403	(6,146)	(722)	(3,784)	(114,131)	(81,541)	(243,376)
Net realized and unrealized (losses) gains	—	(48,701)	2,947	(6,136)	(6,708)	127	(114,131)	(98,511)	(271,113)
Purchases of portfolio investments	9,824	412,950	147,104	—	72,400	—	96,620	219,674	958,572
Payment-in-kind interest	—	15,900	1,697	2,934	—	—	—	—	20,531
Accretion (amortization) of discounts and premiums	—	353	986	—	—	390	(85,816)	—	(84,087)
Repayments and sales of portfolio investments	(27,096)	(847,644)	(73,200)	(72,711)	(102,369)	(32,915)	—	(179,558)	(1,335,493)
Transfers within Level 3(1)	—	(124,583)	(75,233)	—	—	—	—	199,816	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of June 30, 2016	$13,274	$2,941,722	$1,209,604	$68,358	$14,215	$—	$1,009,696	$640,839	$5,897,708

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
The net change in unrealized gains (losses) on the investments that use Level 3 inputs was $10,082 and $(157,796) for investments still held as of June 30, 2017 and June 30, 2016, respectively.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2017 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
Senior Secured Debt	$1,977,660	Discounted Cash Flow (Yield analysis)	Market Yield	5.1%-27.0%	10.7%
Senior Secured Debt	211,856	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	4.0x-9.0x	6.7x
Senior Secured Debt	27,479	Enterprise Value Waterfall (Market approach)	Revenue Multiple	0.3x-0.6x	0.4x
Senior Secured Debt	47,099	Enterprise Value Waterfall (Discounted cash flow)	Discount Rate	7.3%-15.9%	11.6%
Senior Secured Debt	1,630	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt (1)	269,166	Enterprise Value Waterfall	Loss-adjusted discount rate	3.0%-14.2%	10.6%
Senior Secured Debt (2)	291,315	Enterprise Value Waterfall (NAV Analysis)	Capitalization Rate	3.4%-8.0%	6.1%
Senior Secured Debt (2)		Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Subordinated Secured Debt	665,405	Discounted Cash Flow (Yield analysis)	Market Yield	5.9%-27.0%	11.4%
Subordinated Secured Debt	111,847	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	6.3x-8.0x	7.3x
Subordinated Secured Debt (3)	329,788	Enterprise Value Waterfall (Market approach)	Book Value Multiple	1.2x-2.8x	2.4x
Subordinated Secured Debt (3)		Enterprise Value Waterfall (Market approach)	Earnings Multiple	7.5x-12.0x	11.0x
Subordinated Unsecured Debt	44,434	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	5.8x-8.5x	7.7x
Small Business Loans (4)	7,964	Discounted Cash Flow	Loss-adjusted Discount Rate	3.0%-25.9%	25.9%
CLO Residual Interest	1,079,712	Discounted Cash Flow	Discount Rate	12.0%-21.9%	15.7%
Preferred Equity	10,992	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	4.0x-9.0x	4.8x
Preferred Equity	72,216	Enterprise Value Waterfall (Market approach)	Revenue Multiple	2.3x-2.8x	2.6x
Common Equity/Interests/Warrants	46,373	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	4.0x-8.5x	6.0x
Common Equity/Interests/Warrants	22,671	Enterprise Value Waterfall (Market approach)	Revenue Multiple	0.3x-2.8x	1.2x
Common Equity/Interests/Warrants (1)	93,801	Enterprise Value Waterfall	Loss-adjusted discount rate	3.0%-14.2%	10.6%
Common Equity/Interests/Warrants (2)	244,245	Enterprise Value Waterfall (NAV analysis)	Capitalization Rate	3.4%-8.0%	6.1%
Common Equity/Interests/Warrants (2)		Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Common Equity/Interests/Warrants (2)	134,481	Enterprise Value Waterfall (Market approach)	Book Value Multiple	1.2x-2.8x	2.3x
Common Equity/Interests/Warrants (2)		Enterprise Value Waterfall (Market approach)	Earnings Multiple	7.5x-12.0x	10.8x
Common Equity/Interests/Warrants (5)	88,777	Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Common Equity/Interests/Warrants	28,858	Discounted Cash Flow	Discount Rate	6.4%-18.0%	11.8%
Common Equity/Interests/Warrants	29,672	Liquidation Analysis	N/A	N/A	N/A
Escrow Receivable	864	Discounted Cash Flow	Discount Rate	6.4%-7.5%	7.0%
Total Level 3 Investments	$5,838,305

(1)
Represents an investment in a subsidiary of our controlled investment NPRC. The Enterprise Value Waterfall analysis of NPRC includes the fair value of the investments in such indirect subsidiary’s consumer loans purchased from online consumer lending platforms, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted in the table. In addition, the valuation also used projected loss rates as an unobservable input ranging from 0.16-18.46%, with a weighted average of 8.57%.

(2)	Represents our REIT investments. EV waterfall methodology uses both the net asset value analysis and discounted cash flow analysis, which are weighted equally (50%).

(3)
Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes book value and earnings multiples, as noted above. In addition, the valuation of certain consumer finance companies utilizes the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies each valuation technique (book value multiple, earnings multiple and discount rate) is weighted equally. For these companies the discount rate ranged from 13.5% to 18.0% with a weighted average of 14.7%.

(4)
Includes our investments in small business whole loans purchased from OnDeck. Valuation also used projected loss rates as an unobservable input ranging from 0.01%-1.16%, with a weighted average of 0.88%.

(5)	Represents net operating income interests in our REIT investments.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2016 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
Senior Secured Debt	$2,167,389	Discounted Cash Flow (Yield analysis)	Market Yield	5.3%-27.6%	11.6%
Senior Secured Debt	115,893	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	4.5x-6.8x	5.9x
Senior Secured Debt	64,418	Enterprise Value Waterfall (Market approach)	Revenue Multiple	0.4x-0.6x	0.5x
Senior Secured Debt	37,856	Enterprise Value Waterfall (Discounted cash flow)	Discount Rate	6.5%-8.5%	7.5%
Senior Secured Debt	7,972	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt (1)	99,972	Enterprise Value Waterfall	Loss-adjusted discount rate	3.0%-18.0%	13.5%
Senior Secured Debt (2)	461,496	Enterprise Value Waterfall (NAV Analysis)	Capitalization Rate	3.4%-8.3%	5.9%
Senior Secured Debt (2)		Enterprise Value Waterfall (Income approach)	Discount Rate	6.5%-7.5%	7.0%
Subordinated Secured Debt	871,593	Discounted Cash Flow (Yield Analysis)	Market Yield	5.3%-25.7%	12.6%
Subordinated Secured Debt	28,622	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	7.0x-8.0x	7.5x
Subordinated Secured Debt (3)	309,389	Enterprise Value Waterfall (Market approach)	Book Value Multiple	1.2x-3.7x	2.5x
Subordinated Secured Debt (3)		Enterprise Value Waterfall (Market approach)	Earnings Multiple	7.0x-11.0x	10.2x
Subordinated Unsecured Debt	30,781	Discounted Cash Flow (Yield Analysis)	Market Yield	14.1%-71.9%	28.9%
Subordinated Unsecured Debt	37,577	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	5.8x-8.5x	7.7x
Small Business Loans (4)	14,215	Discounted Cash Flow	Loss-Adjusted Discount Rate	12.7%-33.6%	21.8%
CLO Residual Interest	1,009,696	Discounted Cash Flow	Discount Rate	15.6%-23.9%	18.0%
Preferred Equity (6)	76,081	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	4.5x-7.0x	6.7x
Preferred Equity	2,842	Discounted Cash Flow	Discount Rate	6.2%-7.3%	6.8%
Common Equity/Interests/Warrants (7)	92,391	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	4.8x-9.0x	6.0x
Common Equity/Interests/Warrants (2)	215,490	Enterprise Value Waterfall (NAV analysis)	Capitalization Rate	3.4%-8.3%	5.9%
Common Equity/Interests/Warrants (2)		Enterprise Value Waterfall (Income approach)	Discount Rate	6.5%-7.5%	7.0%
Common Equity/Interests/Warrants (3)	127,727	Enterprise Value Waterfall (Market approach)	Book Value Multiple	1.2x-3.7x	2.3x
Common Equity/Interests/Warrants (3)		Enterprise Value Waterfall (Market approach)	Earnings Multiple	7.0x-11.0x	10.0x
Common Equity/Interests/Warrants (5)	66,973	Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Common Equity/Interests/Warrants	22,965	Discounted Cash Flow	Discount Rate	6.5%-8.5%	7.5%
Common Equity/Interests/Warrants	3,616	Discounted Cash Flow (Yield analysis)	Market Yield	16.0%-18.0%	17.0%
Common Equity/Interests/Warrants	26,638	Liquidation Analysis	N/A	N/A	N/A
Escrow Receivable	6,116	Discounted Cash Flow	Discount Rate	6.2%-7.5%	6.8%
Total Level 3 Investments	$5,897,708

(1)
Represents an investment in a subsidiary of our controlled investment NPRC. The Enterprise Value Waterfall analysis of NPRC includes the fair value of the investments in such indirect subsidiary’s consumer loans purchased from online consumer lending platforms, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted in the table. In addition, the valuation also used projected loss rates as an unobservable input ranging from 1.07%-24.50%, with a weighted average of 10.58%.

(2)	Represents our REIT investments. EV waterfall methodology uses both the net asset value analysis and discounted cash flow analysis, which are weighted equally (50%).

(3)
Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes book value and earnings multiples, as noted above. In addition, the valuation of certain consumer finance companies utilizes the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies the discount rate ranged from 14.5% to 18.0% with a weighted average of 15.7%. For these companies each valuation technique (using the book value multiple, earnings multiple and discount rate) is weighted equally.

(4)
Includes our investments in small business whole loans purchased from OnDeck. Valuation also used projected loss rates as an unobservable input ranging from 0.71%-5.25%, with a weighted average of 1.22%.

(5)	Represents net operating income interests in our REIT investments.

(6)
In addition, the valuation of certain controlled energy companies utilizes the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies the discounted rate ranged from 20.0% to 21.0% with a weighted average of 20.5%. For these companies each valuation technique is weighted equally.

(7)
In addition, the valuation of certain energy companies utilizes the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies the discounted rate ranged from 20.5% to 21.5% with a weighted average of 21.0%. For these companies each valuation technique is weighted equally.

In determining the range of values for debt instruments, except CLOs and debt investments in controlling portfolio companies, management and the independent valuation firm estimated corporate and security credit ratings and identified corresponding yields to maturity for each loan from relevant market data. A discounted cash flow technique was then applied using the appropriate yield to maturity as the discount rate, to determine a range of values. In determining the range of values for debt investments of controlled companies and equity investments, the enterprise value was determined by applying a market approach such as using earnings before income interest, tax, depreciation and amortization (“EBITDA”) multiples, net income and/or book value multiples for similar guideline public companies and/or similar recent investment transactions and/or an income approach, such as cash flow technique. For stressed debt and equity investments, a liquidation analysis was used. During the year ended June 30, 2016, we changed the valuation methodology for our REITs portfolio (APRC, NPRC, and UPRC) from averaging the net asset value and dividend yield methods to averaging the net asset value and discounted cash flow methods utilizing capitalization rates for similar guideline companies and/or similar recent investment transactions.
In determining the range of values for our investments in CLOs, management and the independent valuation firm use primarily a discounted multi-path cash flow model. The valuations were accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view as well as to determine an appropriate call date (i.e., expected maturity). These risk factors are sensitized using Monte Carlo simulations to generate probability-weighted (i.e., multi-path) cash flows for the underlying assets and liabilities. These cash flows are discounted using appropriate market discount rates, and relevant data in the CLO market and certain benchmark credit indices are considered, to determine the value of each CLO investment. In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the implied discount rate that would be effective for the value derived from the corresponding multi-path cash flow model.
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

The significant unobservable input used to value our investments based on the yield technique and discounted cash flow technique is the market yield (or applicable discount rate) used to discount the estimated future cash flows expected to be received from the underlying investment, which includes both future principal and interest/dividend payments. Increases or decreases in the market yield (or applicable discount rate) would result in a decrease or increase, respectively, in the fair value measurement. Management and the independent valuation firms consider the following factors when selecting market yields or discount rates: risk of default, rating of the investment and comparable company investments, and call provisions.

The significant unobservable inputs used to value our investments based on the EV analysis may include market multiples of specified financial measures such as EBITDA, net income, or book value of identified guideline public companies, implied valuation multiples from precedent M&A transactions, and/or discount rates applied in a discounted cash flow technique. The independent valuation firm identifies a population of publicly traded companies with similar operations and key attributes to that of the portfolio company. Using valuation and operating metrics of these guideline public companies and/or as implied by relevant precedent transactions, a range of multiples of the latest twelve months EBITDA, or other measure such as net income or book value, is typically calculated. The independent valuation firm utilizes the determined multiples to estimate the portfolio company’s EV generally based on the latest twelve months EBITDA of the portfolio company (or other meaningful measure). Increases or decreases in the multiple would result in an increase or decrease, respectively, in EV which would result in an increase or decrease in the fair value measurement of the debt of controlled companies and/or equity investment, as applicable. In certain instances, a discounted cash flow analysis may be considered in estimating EV, in which case, discount rates based on a weighted average cost of capital and application of the capital asset pricing model may be utilized.
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
During the year ended June 30, 2017, the valuation methodology for Arctic Energy Services, LLC (“Arctic Energy”) changed to remove the discounted cash flow technique and add the liquidation analysis. As a result of the company’s performance and current market conditions, the fair value of our investment in Arctic Energy decreased to $17,370 as of June 30, 2017, a discount of $43,506 from its amortized cost, compared to the $22,536 unrealized depreciation recorded at June 30, 2016.
During the year ended June 30, 2017, the valuation methodology for Ark-La-Tex Wireline Services, LLC (“Ark-La-Tex”) changed to remove the enterprise value waterfall approach. In addition, on March 14, 2017, assets previously held by Ark-La-Tex were distributed to us in exchange for the reduction of Ark-La-Tex’s debt by $22,145, eliminating Senior Secured Term Loan A in full. The assets we received were simultaneously assigned to Wolf Energy Services Company, LLC (“Wolf Energy Services”), a wholly owned subsidiary of Wolf Energy Holdings. During the three months ended June 30, 2017, Ark-La-Tex Term Loan B was written-down for tax purposes and a loss of $19,818 was therefore realized for the amount that the amortized cost exceeded the fair value. As a result of this change, and in recognition of recent company performance, the fair value of our investment in Ark-La-Tex decreased to $1,630 as of June 30, 2017, equal to its amortized cost, compared to the $32,548 unrealized depreciation recorded at June 30, 2016.
During the year ended June 30, 2017, the valuation methodology for CP Energy Services Inc. (“CP Energy”) changed to remove the discounted cash flow technique. As a result of the company’s performance and current market conditions, the fair value of our investment in CP Energy decreased to $72,216 as of June 30, 2017, a discount of $41,284 from its amortized cost, compared to the $37,498 unrealized depreciation recorded at June 30, 2016.
During the year ended June 30, 2017, the valuation methodology for Nixon, Inc. (“Nixon”) changed to remove the discounted cash flow yield technique and incorporate an enterprise value waterfall approach. As a result of the company’s performance the fair value of our investment in Nixon decreased to $0 as of June 30, 2017, a discount of $14,197 from its amortized cost, compared to the $2,421 unrealized depreciation recorded at June 30, 2016.
During the year ended June 30, 2017, the valuation methodology for Pacific World Corporation (“Pacific World”) changed to incorporate an enterprise value waterfall approach. As a result of this change as well as the impairment of Term Loan B, the fair value of our investment in Pacific World decreased to $179,009 as of June 30, 2017, a discount of $30,216 from its amortized cost, compared to the $20,797 unrealized depreciation recorded at June 30, 2016.

During the year ended June 30, 2017, the valuation methodology for Pinnacle (US) Acquisition Co. Limited (“Pinnacle”) changed to incorporate an enterprise value waterfall approach. As a result of the company’s performance and possible impairment of the company’s debt, the fair value of our investment in Pinnacle decreased to $5,150 as of June 30, 2017, a discount of $1,797 from its amortized cost, compared to the $1,493 unrealized depreciation recorded at June 30, 2016.
During the year ended June 30, 2017, the valuation methodology for PrimeSport, Inc. (“Primesport”) changed to incorporate an enterprise value waterfall approach. As a result of the company’s performance, the fair value of our investment in Primesport decreased to $103,897 as of June 30, 2017, a discount of $23,741 from its amortized cost, compared to no unrealized appreciation or depreciation recorded at June 30, 2016.
During the year ended June 30, 2017, the valuation methodology for United Sporting Company, Inc. (“USC”) changed to remove the discounted cash flow yield analysis approach and incorporate an enterprise value waterfall approach. As a result of the company’s performance and an impairment of the company’s debt, the fair value of our investment in USC decreased to $83,225 as of June 30, 2017, a discount of $57,622 from its amortized cost, compared to the $4,179 unrealized depreciation recorded at June 30, 2016.
During the year ended June 30, 2017, the valuation methodology for USES Corp. (“USES”) changed to remove the discounted cash flow yield analysis approach. As a result of the company’s performance the fair value of our investment in USES decreased to $12,517 as of June 30, 2017, a discount of $51,655 from its amortized cost, compared to the $21,440 unrealized depreciation recorded at June 30, 2016.
During the year ended June 30, 2017, four of our CLO investments were deemed to have an other-than-temporary loss. In accordance with ASC 325-40, Beneficial Interest in Securitized Financial Assets, we recorded a total loss of $17,242 related to these investments for the amount our amortized cost exceeded fair value as of the respective determination dates. During the year ended June 30, 2016, there was no OTTI assessed for any CLO investment within our portfolio.
During the year ended June 30, 2017, we provided $75,591 of debt and $25,200 of equity financing to NPRC for the acquisition of real estate properties and $13,553 of equity financing to NPRC to fund capital expenditures for existing properties. In addition, during the year ended June 30, 2017, we received partial repayments of $32,954 of our loans previously outstanding and $42,059 as a return of capital on our equity investment.
During the year ended June 30, 2017, we provided $100,429 and $23,077 of debt and equity financing, respectively, to NPRC and its wholly-owned subsidiaries to support the online consumer lending initiative. In addition, during the year ended June 30, 2017, we received partial repayments of $89,055 of our loans previously outstanding with NPRC and its wholly-owned subsidiaries and $10,864 as a return of capital on our equity investment in NPRC.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of June 30, 2017, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 102,602 individual loans and one securitization equity residual, and had an aggregate fair value of $648,277. The average outstanding individual loan balance is approximately $6 and the loans mature on dates ranging from July 1, 2017 to June 28, 2024 with a weighted-average outstanding term of 31 months as of June 30, 2017. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 23.9%. As of June 30, 2017, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $362,967.
As of June 30, 2017, based on outstanding principal balance, 6.3% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 18.0% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 75.7% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659).

Loan Type	Outstanding Principal Balance	Fair Value	Weighted Average Interest Rate*
Super Prime	$41,293	$40,264	11.8%
Prime	117,505	112,159	15.8%
Near Prime	495,467	465,293	26.9%
*Weighted by outstanding principal balance of the online consumer loans.

As of June 30, 2017, our investment in NPRC and its wholly-owned subsidiaries had an amortized cost of $790,296 and a fair value of $987,304, including our investment in online consumer lending as discussed above. The fair value of $624,337 related to NPRC’s real estate portfolio was comprised of thirty-seven multi-families properties, twelve self-storage units, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of June 30, 2017.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	46,700
3	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	20,350
4	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
5	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	178,970
6	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,375
7	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,845
8	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,700
9	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,550
10	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	14,092
11	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
12	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	19,934
13	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	23,293
14	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	32,943
15	Uptown Park Apartments II, LLC	Altamonte Springs, FL	11/19/2013	36,590	29,809
16	St. Marin Apartments II, LLC	Coppell, TX	11/19/2013	73,078	62,441
17	Atlanta Eastwood Village LLC	Stockbridge, GA	12/12/2013	25,957	22,906
18	Atlanta Monterey Village LLC	Jonesboro, GA	12/12/2013	11,501	11,145
19	Atlanta Hidden Creek LLC	Morrow, GA	12/12/2013	5,098	4,771
20	Atlanta Meadow Springs LLC	College Park, GA	12/12/2013	13,116	13,121
21	Atlanta Meadow View LLC	College Park, GA	12/12/2013	14,354	13,176
22	Atlanta Peachtree Landing LLC	Fairburn, GA	12/12/2013	17,224	15,606
23	APH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	27,639
24	Plantations at Hillcrest, LLC	Mobile, AL	1/17/2014	6,930	4,786
25	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	7,959
26	APH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,608
27	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
28	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
29	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
30	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
31	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
32	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
33	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
34	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	8,927	6,695
35	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
36	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	74,169
37	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	13,055
38	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	13,502
39	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	23,256
40	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	14,480

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
41	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	14,115
42	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	18,328
43	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	17,200
44	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	9,600
45	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
46	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
47	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
48	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
49	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
50	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
51	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	41,250
52	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
53	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
54	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
55	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
56	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	44,727
57	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	5,292
58	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	15,921
59	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
60	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
				$1,600,720	$1,312,667
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

On February 3, 2016, lenders foreclosed on Targus Group International, Inc., and our $21,613 first lien term loan was extinguished and exchanged for 1,262,737 common units representing 12.63% equity ownership in Targus Cayman HoldCo Limited, the parent company of Targus International, LLC (“Targus”).  On February 17, 2016, we provided additional debt financing to support the recapitalization of Targus. As part of the recapitalization, we invested an additional $1,263 in a new senior secured Term Loan A notes and were allocated $3,788 in new senior secured Term Loan B notes. During the same period, Targus was written-down for tax purposes and a realized loss of $14,194 was realized for the amount that the amortized cost exceeded the fair value.
During the three months ended March 31, 2016, we sold our $10,100 debt investment in ICON Health and Fitness, Inc. We realized a loss of $1,053 on the sale.

On March 22, 2016 and March 24, 2016, USC partially repaid the $17,391 loan receivable to us.
During the three months ended March 31, 2016, New Century Transportation, Inc. (“NCT”) was written-off for tax purposes and a loss of $187 was realized.
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

On May 31, 2016, we sold our investment in Harbortouch Payments, LLC (“Harbortouch”) for total consideration of $328,032, including fees and escrowed amounts. Prior to the sale, $154,382 of Senior Secured Term Loan B loan outstanding was converted to preferred equity. We received a repayment of $146,989 loans receivable to us and $157,639 of proceeds related to the equity investment. We recorded a realized loss of $5,419 related to the sale. We also received a $5,145 prepayment premium for early repayment of the outstanding loans, which was recorded as interest income in the year ended June 30, 2016 and a $12,909 advisory fee for the transaction, which was recorded as other income in the year ended June 30, 2016. In addition, there is $5,350 being held in escrow which will be recognized as additional realized gain if and when it is received. Concurrent with the sale, we made a $27,500 second lien secured investment in Harbortouch, which was later repaid on October 13, 2016.
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
On September 27, 2016, we received additional bankruptcy proceeds for our previously impaired investment in NCT, and recorded a realized gain of $936, offsetting the previously recognized loss.
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
On April 3, 2017, AFI Shareholder, LLC was sold. The sale provided net proceeds for our minority position of $965, resulting in a realized gain of $693.
On June 3, 2017, SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company) (“Gulfco”) sold all of its assets to a third party, for total consideration of $10,250, including escrowed amounts. The proceeds from the sale were primarily used to repay a $6,115 third party revolving credit facility, and the remainder was used to pay other legal and administrative costs incurred by Gulfco. As no proceeds were allocated to Prospect, our debt and equity investment in Gulfco was written-off for tax purposes and we recorded a realized loss of $66,103. Gulfco holds $2,050 in escrow related to the sale, which will be distributed to Prospect once released to Gulfco, and will be recognized as a realized gain if and when it is received.
On June 30, 2017, Mineral Fusion Natural Brands was sold. The sale provided net proceeds for our minority position of $490, resulting in a realized gain of the same amount.
On June 30, 2017, we received $169 of escrow proceeds related to SB Forging, realizing a gain of the same amount.
During the three months ended June 30, 2017, Ark-La-Tex Term Loan B was partially written-off for tax purposes and a loss of $19,818 was realized.

During the year ended June 30, 2017, we received additional proceeds of $6,287 related to the May 31, 2016 sale of Harbortouch, $4,286 of which are from an escrow release. We realized a gain for the same amount.
As of June 30, 2017, $3,488,672 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR floors ranging from 0.3% to 4.0%. As of June 30, 2017, $489,007 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 5.0% to 20.0%. As of June 30, 2016, $3,737,046 of our loans to portfolio companies, at fair value, bore interest at floating rates and have LIBOR floors ranging from 0.3% to 4.0%. As of June 30, 2016, $495,912 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 5.0% to 22.0%.

At June 30, 2017, seven loan investments were on non-accrual status: Ark-La-Tex, Edmentum Ultimate Holdings, LLC Unsecured Junior PIK Note, Nixon, Spartan Energy Services, Inc. (“Spartan”), USC, USES, and Venio LLC (“Venio”). At June 30, 2016, seven loan investments were on non-accrual status: Ark-La-Tex, Gulfco, Spartan, Targus, USES, Venio and Wolf Energy. Cost balances of these loans amounted to $286,388 and $234,307 as of June 30, 2017 and June 30, 2016, respectively. The fair value of these loans amounted to $154,417 and $90,540 as of June 30, 2017 and June 30, 2016, respectively. The fair values of these investments represent approximately 2.5% and 1.4% of our total assets at fair value as of June 30, 2017 and June 30, 2016, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 4.00%. As of June 30, 2017 and June 30, 2016, we had $22,925 and $40,560, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of June 30, 2017 and June 30, 2016.
During the year ended June 30, 2016, we sold $99,377 of the outstanding principal balance of the senior secured Term Loan A investments in certain portfolio companies. There was no gain or loss realized on the sale. No such investments were sold for the year ended June 30, 2017. We serve as an agent for these loans and collect a servicing fee from the counterparties on behalf of the Investment Adviser. We receive a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser. See Note 13 for further discussion.
Unconsolidated Significant Subsidiaries
Our investments are generally in small and mid-sized companies in a variety of industries. In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, we must determine which of our unconsolidated controlled portfolio companies are considered “significant subsidiaries”, if any. In evaluating these investments, there are three tests utilized to determine if any of our controlled investments are considered significant subsidiaries: the asset test, the income test and the investment test. Rule 3-09 of Regulation S-X requires separate audited financial statements of an unconsolidated subsidiary in an annual report if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information in an annual report if any of the three tests exceeds 10%.
The following table summarizes the results of our analysis for the three tests for the years ended June 30, 2017, 2016 and 2015.

	Asset Test		Income Test		Investment Test
	Greater than 10% but Less than 20%	Greater than 20%	Greater than 10% but Less than 20%	Greater than 20%	Greater than 10% but Less than 20%	Greater than 20%
Year Ended June 30, 2017	-	NPRC	First Tower Finance USES	NPRC	NPRC	-
Year Ended June 30, 2016	-	NPRC	First Tower Finance	NPRC	NPRC	-
Year Ended June 30, 2015	NPRC	-	NPRC	First Tower Finance Harbortouch(1)	-	-
(1) We sold our investment in Harbortouch as of June 30, 2016, at which time separate financial statements were included in our annual report.
Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment or the marking to fair value of an investment in any given year can be highly concentrated among several investments. After performing the income analysis for the year ended June 30, 2017, as currently promulgated by the SEC, we determined that three of our controlled investments individually generated more than 10% of our income, primarily due to the unrealized losses that was recognized on the investments during the year ended June 30, 2017. We do not believe that the calculation promulgated by the SEC correctly identifies significant subsidiaries but have included First Tower Finance Company LLC (“First Tower Finance”), USES and NPRC as significant subsidiaries. NPRC, an unconsolidated majority-owned portfolio company, was considered a significant subsidiary at the 20% level as of and during the years ended June 30, 2017 and June 30, 2016. We included the audited financial statements of NPRC, and its subsidiaries, for the years ended December 31, 2016 and 2015 as Exhibit 99.1, and unaudited financial statement for the year ended December 31, 2014 as Exhibit 99.2 to the Form 10-K filing for the year ended June 30, 2017. First Tower Finance was considered a significant subsidiary at the 20% level for the year ended June 30, 2015, and therefore we have included the unaudited financial statement for the year ended December 31, 2016 as Exhibit 99.3 and audited financial statements for the years ended December 31, 2015 and 2014 as Exhibit 99.4.
The following tables show summarized financial information for USES, which met the 10% income test for the year ended June 30, 2017:

	December 31, 2016	December 31, 2015
Balance Sheet Data
Cash and cash equivalents	$168	$319
Accounts receivable, net	15,609	17,443
Property, plant and equipment, net	25,727	14,162
Intangibles, including goodwill	15,959	36,302
Other assets	1,700	9,031
Notes payable, due to Prospect or Affiliate	61,726	58,950
Other liabilities	6,469	29,440
Total equity	(9,032)	(11,133)

	Year Ended December 31,
	2016	2015	2014
Summary of Operations
Total revenue	68,287	106,248	102,695
Total expenses	92,496	130,416	138,336
Net (loss) income	(24,209)	(24,168)	(35,641)
The SEC has requested comments on the proper mechanics of how the calculations related to Rules 3-09 and 4-08(g) of Regulation S-X should be completed. There is currently diversity in practice for the calculations. We expect that the SEC will clarify the calculation methods in the future.
Note 4. Revolving Credit Facility
On August 29, 2014, we renegotiated our previous credit facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility” or the “Revolving Credit Facility”). The lenders have extended commitments of $885,000 under the 2014 Facility as of June 30, 2017. The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.
The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of June 30, 2017, we were in compliance with the applicable covenants.
Interest on borrowings under the 2014 Facility is one-month LIBOR plus 225 basis points. Additionally, the lenders charge a fee on the unused portion of the 2014 Facility equal to either 50 basis points if at least 35% of the credit facility is drawn or 100 basis points otherwise. The 2014 Facility requires us to pledge assets as collateral in order to borrow under the credit facility.

As of June 30, 2017 and June 30, 2016, we had $665,409 and $538,456, respectively, available to us for borrowing under the Revolving Credit Facility, of which nothing was outstanding at either date. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $885,000. As of June 30, 2017, the investments, including cash and money market funds, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,618,986, which represents 26.3% of our total investments, including cash and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $12,405 of new fees and $3,539 were carried over for continuing participants from the previous facility, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of June 30, 2017, $4,779 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the years ended June 30, 2017, 2016 and 2015, we recorded $12,173, $13,213 and $14,424, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On April 16, 2012, we issued $130,000 aggregate principal amount of convertible notes that mature on October 15, 2017 (the “2017 Notes”), unless previously converted or repurchased in accordance with their terms. The 2017 Notes bear interest at a rate of 5.375% per year, payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2012. Total proceeds from the issuance of the 2017 Notes, net of underwriting discounts and offering costs, were $126,035. On March 28, 2016, we repurchased $500 aggregate principal amount of the 2017 Notes at a price of 98.25, including commissions. The transaction resulted in our recognizing a $9 gain for the period ended March 31, 2016. On April 6, 2017, we repurchased $78,766 aggregate principal amount of the 2017 Notes at a price of 102.0, including commissions. The transaction resulted in our recognizing a $1,786 loss during the three months ended June 30, 2017.
On August 14, 2012, we issued $200,000 aggregate principal amount of convertible notes that mature on March 15, 2018 (the “2018 Notes”), unless previously converted or repurchased in accordance with their terms. The 2018 Notes bear interest at a rate of 5.75% per year, payable semi-annually on March 15 and September 15 of each year, beginning March 15, 2013. Total proceeds from the issuance of the 2018 Notes, net of underwriting discounts and offering costs, were $193,600. On April 6, 2017, we repurchased $114,581 aggregate principal amount of the 2018 Notes at a price of 103.5, including commissions. The transaction resulted in our recognizing a $4,700 loss during the three months ended June 30, 2017.
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
On April 11, 2017, we issued $225,000 aggregate principal amount of convertible notes that mature on July 15, 2022 (the “2022 Notes”), unless previously converted or repurchased in accordance with their terms. The 2022 Notes bear interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2017. Total proceeds from the issuance of the 2022 Notes, net of underwriting discounts and offering costs, were $218,010.
Certain key terms related to the convertible features for the 2017 Notes, the 2018 Notes, the 2019 Notes, the 2020 Notes and the 2022 Notes (collectively, the “Convertible Notes”) are listed below.

	2017 Notes	2018 Notes	2019 Notes	2020 Notes	2022 Notes
Initial conversion rate(1)	85.8442	82.3451	79.7766	80.6647	100.2305
Initial conversion price	$11.65	$12.14	$12.54	$12.40	$9.98
Conversion rate at June 30, 2017(1)(2)	87.7516	84.1497	79.8360	80.6670	100.2305
Conversion price at June 30, 2017(2)(3)	$11.40	$11.88	$12.53	$12.40	$9.98
Last conversion price calculation date	4/16/2017	8/14/2016	12/21/2016	4/11/2017	4/11/2017
Dividend threshold amount (per share)(4)	$0.101500	$0.101600	$0.110025	$0.110525	$0.083330

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)	The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

(4)
The conversion rate is increased if monthly cash dividends paid to common shares exceed the monthly dividend threshold amount, subject to adjustment. Current dividend rates are at or below the minimum dividend threshold amount for further conversion rate adjustments for all bonds.

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
In connection with the issuance of the Convertible Notes, we incurred $31,884 of fees which are being amortized over the terms of the notes, of which $15,512 remains to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities as of June 30, 2017.
During the years ended June 30, 2017, 2016 and 2015, we recorded $55,217, $68,966 and $74,365, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
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
On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market program with FBR Capital Markets & Co. through which we could sell, by means of at-the-market offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes. As of June 30, 2017, we issued $199,281 in aggregate principal amount of our 2024 Notes for net proceeds of $193,253 after commissions and offering costs.
The 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes, we incurred $13,613 of fees which are being amortized over the term of the notes, of which $9,091 remains to be amortized and is included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities as of June 30, 2017.
During the years ended June 30, 2017, 2016 and 2015, we recorded $43,898, $36,859 and $37,063, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the year ended June 30, 2017, we issued $138,882 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $137,150. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2017.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$138,882	4.75%–5.50%	5.08%	July 15, 2021 – June 15, 2022
During the year ended June 30, 2016, we issued $88,435 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $87,141. These notes were issued with stated interest rates ranging from 4.63% to 6.00% with a weighted average interest rate of 5.18%. These notes mature between July 15, 2020 and December 15, 2025. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2016.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$51,503	4.63%–6.00%	5.12%	July 15, 2020 – June 15, 2021
6.5	35,155	5.10%–5.25%	5.25%	January 15, 2022 – May 15, 2022
7	990	5.63%–6.00%	5.77%	November 15, 2022 – December 15, 2022
10	787	5.13%–6.00%	5.33%	November 15, 2025 – December 15, 2025
	$88,435

During the year ended June 30, 2017, we redeemed $49,497 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.87% in order to replace debt with shorter maturity dates. During the year ended June 30, 2017, we repaid $8,880 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the year ended June 30, 2017 was $525. The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2017.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
4	$39,038	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	354,805	4.25%–5.50%	5.00%	July 15, 2018 – June 15, 2022
5.2	4,440	4.63%	4.63%	August 15, 2020 – September 15, 2020
5.3	2,686	4.63%	4.63%	September 15, 2020
5.4	5,000	4.75%	4.75%	August 15, 2019
5.5	109,068	4.25%–5.00%	4.67%	February 15, 2019 – November 15, 2020
6	2,182	4.88%	4.88%	April 15, 2021 – May 15, 2021
6.5	40,702	5.10%–5.50%	5.24%	February 15, 2020 – May 15, 2022
7	191,356	4.00%–6.55%	5.38%	June 15, 2019 – December 15, 2022
7.5	1,996	5.75%	5.75%	February 15, 2021
10	37,509	4.27%–7.00%	6.20%	March 15, 2022 – December 15, 2025
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,245	5.25%–6.00%	5.36%	May 15, 2028 – November 15, 2028
18	21,532	4.13%–6.25%	5.47%	December 15, 2030 – August 15, 2031
20	4,248	5.63%–6.00%	5.84%	November 15, 2032 – October 15, 2033
25	34,218	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	111,491	5.50%–6.75%	6.22%	November 15, 2042 – October 15, 2043
	$980,494

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
	$908,808
In connection with the issuance of Prospect Capital InterNotes®, we incurred $24,284 of fees which are being amortized over the term of the notes, of which $14,240 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of June 30, 2017.
During the years ended June 30, 2017, 2016 and 2015, we recorded $53,560, $48,681 and $44,808, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.

Note 8. Fair Value and Maturity of Debt Outstanding
The following table shows our outstanding debt as of June 30, 2017.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility(2)	$—	$4,779	$—	(3)	$—		1ML+2.25%	(6)

2017 Notes	50,734	77	50,657		51,184	(4)	5.91%	(7)
2018 Notes	85,419	394	85,025		87,660	(4)	6.42%	(7)
2019 Notes	200,000	1,846	198,154		206,614	(4)	6.51%	(7)
2020 Notes	392,000	6,458	385,542		394,689	(4)	5.38%	(7)
2022 Notes	225,000	6,737	218,263		223,875	(4)	5.63%	(7)
Convertible Notes	953,153		937,641		964,022

5.00% 2019 Notes	300,000	1,705	298,295		308,439	(4)	5.29%	(7)
2023 Notes	250,000	4,087	245,913		258,045	(4)	6.22%	(7)
2024 Notes	199,281	5,189	194,092		207,834	(4)	6.72%	(7)
Public Notes	749,281		738,300		774,318

Prospect Capital InterNotes®	980,494	14,240	966,254		1,003,852	(5)	5.55%	(8)
Total	$2,682,928		$2,642,195		$2,742,192

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of June 30, 2017.

(2)	The maximum draw amount of the Revolving Credit facility as of June 30, 2017 is $885,000.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Note 2 for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

(7)
The effective interest rate is equal to the effect of the stated interest, the accretion of original issue discount and amortization of debt issuance costs. For the 2024 Notes, the rate presented is a combined effective interest rate of the 2024 Notes and 2024 Notes Follow-on Program.

(8)
For the Prospect Capital InterNotes®, the rate presented is the weighted average effective interest rate. Interest expense and deferred debt issuance costs, which are amortized on a straight-line method over the stated life of the obligation, are weighted against the average year-to-date principal balance.

The following table shows our outstanding debt as of June 30, 2016.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility(2)	$—	$7,525	$—	(3)	$—		1ML+2.25%	(6)

2016 Notes	167,500	141	167,359		167,081	(4)	6.18%	(7)
2017 Notes	129,500	852	128,648		130,762	(4)	5.91%	(7)
2018 Notes	200,000	2,162	197,838		204,000	(4)	6.42%	(7)
2019 Notes	200,000	2,952	197,048		202,000	(4)	6.51%	(7)
2020 Notes	392,000	8,532	383,468		376,881	(4)	5.38%	(7)
Convertible Notes	1,089,000		1,074,361		1,080,724

2023 Notes	250,000	4,670	245,330		252,355	(4)	6.22%	(7)
5.00% 2019 Notes	300,000	2,476	297,524		302,442	(4)	5.29%	(7)
2024 Notes	161,380	4,866	156,514		159,250	(4)	6.52%	(7)
Public Notes	711,380		699,368		714,047

Prospect Capital InterNotes®	908,808	15,598	893,210		894,840	(5)	5.51%	(8)
Total	$2,709,188		$2,666,939		$2,689,611

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

(8)
For the Prospect Capital InterNotes®, the rate presented is the weighted average effective interest rate. Interest expense and deferred debt issuance costs, which are amortized on a straight-line method over the stated life of the obligation, are weighted against the average year-to-date principal balance.

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2017.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$—	$—	$—	$—	$—
Convertible Notes	953,153	136,153	592,000	—	225,000
Public Notes	749,281	—	300,000	—	449,281
Prospect Capital InterNotes®	980,494	39,038	325,661	399,490	216,305
Total Contractual Obligations	$2,682,928	$175,191	$1,217,661	$399,490	$890,586

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
Note 9. Stock Repurchase Program, Equity Offerings, Offering Expenses, and Distributions
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify shareholders of our intention to purchase our common stock. Our last notice was delivered with our annual proxy mailing on September 21, 2016 and our most recent notice was delivered with a shareholder letter mailing on August 2, 2017. This notice extends for six months after the date that notice is delivered.
We did not repurchase any shares of our common stock for the year ended June 30, 2017.

During the year ended June 30, 2016, we repurchased 4,708,750 shares of our common stock pursuant to the Repurchase Program. Our NAV per share was increased by approximately $0.02 for the year ended June 30, 2016 as a result of the share repurchases. The following table summarizes our share repurchases under our Repurchase Program for the year ended June 30, 2016.

Repurchases of Common Stock	Year Ended June 30, 2016
Dollar amount repurchased	$34,140
Shares Repurchased	4,708,750
Weighted average price per share	$7.25
Weighted average discount to June 30, 2015 Net Asset Value	30%
There were no repurchases made for the years ended June 30, 2017 and 2015 under our Repurchase Program.
As of June 30, 2017, the approximate dollar value of shares that may yet be purchased under the plan is $65,860.
Excluding dividend reinvestments, during the years ended June 30, 2017 and June 30, 2016, we did not issue any shares of our common stock. Excluding dividend reinvestments, we issued 14,845,556 shares of our common stock during the year ended June 30, 2015. The following table summarizes our issuances of common stock during the year ended June 30, 2015.

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
Our shareholders’ equity accounts as of June 30, 2017, June 30, 2016 and June 30, 2015 reflect cumulative shares issued, net of shares repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On November 3, 2016, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $4,691,212 of additional debt and equity securities in the public market as of June 30, 2017.

During the years ended June 30, 2017 and June 30, 2016, we distributed approximately $358,987 and $356,110, respectively, to our stockholders. The following table summarizes our distributions declared and payable for the year ended June 30, 2016 and June 30, 2017.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/6/2015	7/31/2015	8/20/2015	$0.083330	$29,909
5/6/2015	8/31/2015	9/17/2015	0.083330	29,605
8/24/2015	9/30/2015	10/22/2015	0.083330	29,601
8/24/2015	10/30/2015	11/19/2015	0.083330	29,600
11/4/2015	11/30/2015	12/24/2015	0.083330	29,611
11/4/2015	12/31/2015	1/21/2016	0.083330	29,616
11/4/2015	1/29/2016	2/18/2016	0.083330	29,641
2/9/2016	2/29/2016	3/24/2016	0.083330	29,663
2/9/2016	3/31/2016	4/21/2016	0.083330	29,674
2/9/2016	4/29/2016	5/19/2016	0.083330	29,702
5/9/2016	5/31/2016	6/23/2016	0.083330	29,730
5/9/2016	6/30/2016	7/21/2016	0.083330	29,758
Total declared and payable for the year ended June 30, 2016				$356,110

5/9/2016	7/29/2016	8/18/2016	$0.083330	$29,783
5/9/2016	8/31/2016	9/22/2016	0.083330	29,809
8/25/2016	9/30/2016	10/20/2016	0.083330	29,837
8/25/2016	10/31/2016	11/17/2016	0.083330	29,863
11/8/2016	11/30/2016	12/22/2016	0.083330	29,890
11/8/2016	12/30/2016	1/19/2017	0.083330	29,915
11/8/2016	1/31/2017	2/16/2017	0.083330	29,940
2/7/2017	2/28/2017	3/23/2017	0.083330	29,963
2/7/2017	3/31/2017	4/20/2017	0.083330	29,989
2/7/2017	4/28/2017	5/18/2017	0.083330	29,994
5/9/2017	5/31/2017	6/22/2017	0.083330	29,999
5/9/2017	6/30/2017	7/20/2017	0.083330	30,005
Total declared and payable for the year ended June 30, 2017				$358,987
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during years ended June 30, 2017 and June 30, 2016. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to June 30, 2017:

•	$0.08333 per share for July 2017 to holders of record on July 31, 2017 with a payment date of August 24, 2017.

•	$0.08333 per share for August 2017 to holders of record on August 31, 2017 with a payment date of September 21, 2017.
During the years ended June 30, 2017 and June 30, 2016, we issued 2,969,702 and 2,725,222 shares of our common stock, respectively, in connection with the dividend reinvestment plan.
On February 9, 2016, we amended our dividend reinvestment plan that provided for reinvestment of our dividends or distributions on behalf of our stockholders, unless a stockholder elects to receive cash, to add the ability of stockholders to purchase additional shares by making optional cash investments. Under the revised dividend reinvestment and direct stock repurchase plan, stockholders may elect to purchase additional shares through our transfer agent in the open market or in negotiated transactions.

During the year ended June 30, 2017, Prospect officers purchased 2,104,740 shares of our stock, or 0.6% of total outstanding shares as of June 30, 2017, both through the open market transactions and shares issued in connection with our dividend reinvestment plan.
As of June 30, 2017, we have reserved 81,780,516 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5).
Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the years ended June 30, 2017, 2016 and 2015.

	Year Ended June 30,
	2017	2016	2015
Structuring and amendment fees (refer to Note 3)	$20,419	$26,207	$28,562
Royalty and Net Revenue interests	5,547	6,853	5,219
Administrative agent fees	684	794	666
Total Other Income	$26,650	$33,854	$34,447
Note 11. Net Increase in Net Assets per Share
The following information sets forth the computation of net increase in net assets resulting from operations per share during the years ended June 30, 2017, 2016 and 2015.

	Year Ended June 30,
	2017	2016	2015
Net increase in net assets resulting from operations	$252,906	$103,362	$346,339
Weighted average common shares outstanding	358,841,714	356,134,297	353,648,522
Net increase in net assets resulting from operations per share	$0.70	$0.29	$0.98
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
For income tax purposes, dividends paid and distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to shareholders during the tax years ended August 31, 2016, 2015 and 2014 were as follows:

	Tax Year Ended August 31,
	2016	2015	2014
Ordinary income	$355,985	$413,640	$413,051
Capital gain	—	—	—
Return of capital	—	—	—
Total distributions paid to shareholders	$355,985	$413,640	$413,051
We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. shareholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. For the 2017 calendar year, 59.35% of our distributions as of June 30, 2017 qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non U.S. shareholders.

For the tax year ending August 31, 2017, the tax character of dividends paid to shareholders through June 30, 2017 is expected to be ordinary income. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending August 31, 2017.

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

	Tax Year Ended August 31,
	2016	2015	2014
Net increase in net assets resulting from operations	$262,831	$360,572	$317,671
Net realized loss on investments	22,666	164,230	28,244
Net unrealized losses (gains) on investments	73,181	(157,745)	24,638
Other temporary book-to-tax differences	(56,036)	98,289	(9,122)
Permanent differences	2,489	2,436	(4,317)
Taxable income before deductions for distributions	$305,131	$467,782	$357,114
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. The Regulated Investment Company Modernization Act (the “RIC Modernization Act”) was enacted on December 22, 2010. Under the RIC Modernization Act, capital losses incurred by taxpayers in taxable years beginning after the date of enactment will be allowed to be carried forward indefinitely and are allowed to retain their character as either short-term or long-term losses. As such, the capital loss carryforwards generated by us after the August 31, 2011 tax year will not be subject to expiration. Any losses incurred in post-enactment tax years will be required to be utilized prior to the losses incurred in pre-enactment tax years. As of August 31, 2016, we had capital loss carryforwards of approximately $314,625 available for use in later tax years. Of the amount available as of August 31, 2016, $32,612 and $46,156 will expire on August 31, 2017 and 2018, respectively, and $235,857 is not subject to expiration. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, some of our capital loss carryforwards may become permanently unavailable due to limitations by the Code.
For the tax year ended August 31, 2016, we had cumulative taxable income in excess of cumulative distributions of $52,759 for which we elected a spillback dividend.
As of June 30, 2017, the cost basis of investments for tax purposes was $5,999,218 resulting in estimated gross unrealized gains and losses of $337,903 and $498,816, respectively. As of June 30, 2016, the cost basis of investments for tax purposes was $6,175,709 resulting in estimated gross unrealized gains and losses of $192,035 and $470,036, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of June 30, 2017 and June 30, 2016 was calculated based on the book cost of investments as of June 30, 2017 and June 30, 2016, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2016 and 2015, respectively.
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
The total gross base management fee incurred to the favor of the Investment Adviser was $124,077, $128,416 and $134,760 during the years ended June 30, 2017, 2016 and 2015, respectively.
The Investment Adviser has entered into a servicing agreement with certain institutions that purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. During the years ended June 30, 2017, 2016 and 2015 (beginning with the quarter ended June 30, 2015), we received payments of $1,203, $1,893 and $170, respectively, from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments, which reduced the base management fees to $122,874, $126,523 and $134,590 for the years ended June 30, 2017, 2016 and 2015, respectively.
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

The second part of the incentive fee, the capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.00% of our realized capital gains for the calendar year, if any, computed net of all realized capital losses and unrealized capital depreciation at the end of such year. In determining the capital gains incentive fee payable to the Investment Adviser, we calculate the aggregate realized capital gains, aggregate realized capital losses and aggregate unrealized capital depreciation, as applicable, with respect to each investment that has been in our portfolio. For the purpose of this calculation, an “investment” is defined as the total of all rights and claims which may be asserted against a portfolio company arising from our participation in the debt, equity, and other financial instruments issued by that company. Aggregate realized capital gains, if any, equal the sum of the differences between the aggregate net sales price of each investment and the aggregate amortized cost basis of such investment when sold or otherwise disposed. Aggregate realized capital losses equal the sum of the amounts by which the aggregate net sales price of each investment is less than the aggregate amortized cost basis of such investment when sold or otherwise disposed. Aggregate unrealized capital depreciation equals the sum of the differences, if negative, between the aggregate valuation of each investment and the aggregate amortized cost basis of such investment as of the applicable calendar year-end. At the end of the applicable calendar year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee involves netting aggregate realized capital gains against aggregate realized capital losses on a since-inception basis and then reducing this amount by the aggregate unrealized capital depreciation. If this number is positive, then the capital gains incentive fee payable is equal to 20.00% of such amount, less the aggregate amount of any capital gains incentive fees paid since inception.
The total income incentive fee incurred was $76,520, $92,782 and $90,687 during the years ended June 30, 2017, 2016 and 2015, respectively. No capital gains incentive fee was incurred during the years ended June 30, 2017, 2016 and 2015.
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
The Administration Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Prospect Administration and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Prospect Administration’s services under the Administration Agreement or otherwise as administrator for us. Our payments to Prospect Administration are reviewed quarterly by our Board of Directors.
The allocation of gross overhead expense from Prospect Administration was $22,882, $20,313 and $21,991 for the years ended June 30, 2017, 2016 and 2015, respectively. Prospect Administration received estimated payments of $8,760, $7,445 and $7,014 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the years ended June 30, 2017, 2016 and 2015, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. During the year ended June 30, 2017, other operating expenses in the amount of $876 incurred by us, which were attributable to CCPI Inc. (“CCPI”), have been reimbursed by CCPI and are reflected as an offset to our overhead allocation. No such reimbursements or expenses occurred during the years ended June 30, 2016 or June 30, 2015. During the year ended June 30, 2016, we renegotiated the managerial assistance agreement with First Tower LLC (“First Tower”) and reversed $1,200 of previously accrued managerial assistance at First Tower Delaware, $600 of which was expensed during the three months ended June 30, 2015, as the fee was paid by First Tower, which decreased our overhead expense. During the year ended June 30, 2016, we also incurred $379 of overhead expense related to our consolidated entity SB Forging. Net overhead during the years ended June 30, 2017, 2016 and 2015 totaled $13,246, $12,647 and $14,977, respectively.
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
During the years ended June 30, 2017, 2016 and 2015, we received payments of $6,923, $6,102 and $5,126, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the year ended June 30, 2016, we reversed $1,200 of managerial assistance expense related to our consolidated entity First Tower Delaware which was included within allocation from Prospect Administration on our Consolidated Statement of Operations for the year ended June 30, 2015. The $1,200 was subsequently paid to Prospect Administration by First Tower LLC, the operating company. See Note 14 for further discussion.
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
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the years ended June 30, 2017, 2016 and 2015, we recognized expenses that were reimbursed for valuation services of $117, $113 and $72, respectively. Conversely, Priority Income Fund, Inc. and Pathway Energy Infrastructure Fund, Inc. reimburse us for software fees, expenses which were initially incurred by Prospect. As of June 30, 2017, we accrued a receivable from Priority Income Fund, Inc. and Pathway Energy Infrastructure Fund, Inc. for software fees of $14 that will be reimbursed to us. No such payable was recorded as of June 30, 2016 or June 30, 2015.

As of June 30, 2017, we had co-investments with Priority Income Fund, Inc. in the following CLO funds: Apidos CLO XXII, Babson CLO Ltd. 2014-III, Carlyle Global Market Strategies CLO 2016-3, Ltd., Cent CLO 21 Limited, CIFC Funding 2014-IV Investor, Ltd., CIFC Funding 2016-I, Ltd., Galaxy XVII CLO, Ltd., Halcyon Loan Advisors Funding 2014-2 Ltd., Halcyon Loan Advisors Funding 2015-3 Ltd., HarbourView CLO VII, Ltd., Jefferson Mill CLO Ltd., Mountain View CLO IX Ltd., Octagon Investment Partners XVIII, Ltd., Symphony CLO XIV Ltd., Voya IM CLO 2014-1 Ltd., Voya CLO 2016-3, Ltd., Voya CLO 2017-3, Ltd. and Washington Mill CLO Ltd; however HarbourView CLO VII, Ltd. and Octagon Investment Partners XVIII, Ltd. are not considered co-investments pursuant to the Order as they were purchased on the secondary market.
As of June 30, 2017, we had a co-investment with Pathway Energy Infrastructure Fund, Inc. in Carlyle Global Market Strategies CLO 2014-4, Ltd.; however, this investment is not considered a co-investment pursuant to the Order as it was purchased on the secondary market.

Note 14. Transactions with Controlled Companies
The descriptions below detail the transactions which Prospect Capital Corporation (“Prospect”) has entered into with each of our controlled companies. Certain of the controlled entities discussed below were consolidated effective July 1, 2014 (see Note 1). As such, transactions with these Consolidated Holding Companies are presented on a consolidated basis.
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

Year Ended June 30, 2015	$49

The following interest payments were accrued and paid from Airmall to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2015	$576

The following managerial assistance payments were paid from Airmall to Prospect and subsequently remitted to Prospect
Administration (no income was recognized by Prospect):

Year Ended June 30, 2015	$75

The following payments were paid from Airmall to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Airmall (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2015	$730

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

The following interest payments were accrued and paid from APRC to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2015	$14,757
Year Ended June 30, 2016	7,306
Year Ended June 30, 2017	—
Included above, the following payment-in-kind interest from APRC was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2015	$4,529
Year Ended June 30, 2016	558
Year Ended June 30, 2017	—

The following net revenue interest payments were paid from APRC to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2015	$1,342
Year Ended June 30, 2016	899
Year Ended June 30, 2017	—
The following managerial assistance payments were paid from APRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2015	$590
Year Ended June 30, 2016	528
Year Ended June 30, 2017	—
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$86
June 30, 2017	—
The following payments were paid from APRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to APRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2015	$301
Year Ended June 30, 2016	860
Year Ended June 30, 2017	—
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
The following interest payments were accrued and paid from Arctic Energy to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2015	$6,721
Year Ended June 30, 2016	1,123
Year Ended June 30, 2017	—

The following managerial assistance payments were paid from Arctic Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2015	$100
Year Ended June 30, 2016	50
Year Ended June 30, 2017	—

The following managerial assistance recognized had not yet been paid by Arctic Energy to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2016	$50
June 30, 2017	150
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
As of June 30, 2016, after the departure of a former CCPI executive, Prospect’s ownership of CCPI increased to 94.59%.

During the three months ended June 30, 2017, Prospect recognized $153 in other income related to amendment fee income.

The following amounts were paid from CCPI to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2015	$450
Year Ended June 30, 2016	4,450
Year Ended June 30, 2017	450
The following cash distributions were declared and paid from CCPI to Prospect and recognized as a return of capital by Prospect:

Year Ended June 30, 2015	$—
Year Ended June 30, 2016	1,918
Year Ended June 30, 2017	—
During the year ended June 30, 2017, Prospect reclassified $123 of return of capital received from CCPI in prior periods as dividend income.

The following dividends were declared and paid from CCPI to Prospect and recognized as dividend income by Prospect:

Year Ended June 30, 2015	$—
Year Ended June 30, 2016	3,196
Year Ended June 30, 2017	123
All dividends were paid from earnings and profits of CCPI.
The following interest payments were accrued and paid from CCPI to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2015	$3,332
Year Ended June 30, 2016	3,123
Year Ended June 30, 2017	2,992

Included above, the following payment-in-kind interest from CCPI was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2015	$599
Year Ended June 30, 2016	475
Year Ended June 30, 2017	—
The following managerial assistance payments were paid from CCPI to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2015	$240
Year Ended June 30, 2016	240
Year Ended June 30, 2017	240
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$60
June 30, 2017	60
The following payments were paid from CCPI to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to CCPI (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2015	$—
Year Ended June 30, 2016	96
Year Ended June 30, 2017	—
The following amounts were due from CCPI to Prospect for reimbursement of expenses paid by Prospect on behalf of CCPI and were included by Prospect within other receivables:

June 30, 2016	$2
June 30, 2017	1
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

On October 30, 2015, we restructured our investment in CP Energy. Concurrent with the restructuring, we exchanged our $86,965 senior secured loan and $15,924 subordinated loan for Series B Convertible Preferred Stock in CP Energy.

During the three months ended December 31, 2016, Arctic Energy and CP Well entered into a loan agreement with each other. CP Well provided a $1,200 senior secured loan to Arctic Energy, for the purpose of funding ongoing operations.
The following interest payments were accrued and paid from CP Well to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2015	$16,420
Year Ended June 30, 2016	(390)
Year Ended June 30, 2017	—
As of September 30, 2015, due to a pending sale transaction, we reversed $4,616 of previously recognized payment-in-kind interest from CP Well of which we do not expect to receive.

Included above, the following payment-in-kind interest from CP Well was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2015	$2,818
Year Ended June 30, 2016	(2,819)
Year Ended June 30, 2017	—
The following managerial assistance payments were paid from CP Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2015	$300
Year Ended June 30, 2016	300
Year Ended June 30, 2017	300
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$75
June 30, 2017	75
The following payments were paid from CP Energy to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to CP Energy (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2015	$60
Year Ended June 30, 2016	—
Year Ended June 30, 2017	15
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
During the year ended June 30, 2017, $923 of the aforementioned original issue discount of $7,521 accreted.
The following amounts were paid from Credit Central to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2015	$300
Year Ended June 30, 2016	323
Year Ended June 30, 2017	403

During the year ended June 30, 2015, Prospect reclassified $159 of return of capital received from Credit Central Delaware in prior periods as dividend income.

The following interest payments were accrued and paid from Credit Central to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2015	$7,375
Year Ended June 30, 2016	7,398
Year Ended June 30, 2017	9,950
Included above, the following payment-in-kind interest from Credit Central was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2015	$300
Year Ended June 30, 2016	921
Year Ended June 30, 2017	2,804
The following interest income recognized had not yet been paid by Credit Central to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$21
June 30, 2017	29
The following net revenue interest payments were paid from Credit Central to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2015	$1,220
Year Ended June 30, 2016	2,067
Year Ended June 30, 2017	—
The following managerial assistance payments were paid from Credit Central to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2015	$700
Year Ended June 30, 2016	700
Year Ended June 30, 2017	700
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$175
June 30, 2017	175
The following amounts were due to Credit Central from Prospect for reimbursement of expenses paid by Credit Central on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2016	$3
June 30, 2017	—
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
On December 9, 2016, Prospect made a follow-on $16,044 first lien senior secured debt and $2,830 equity investment in Echelon to support an asset acquisition, increasing Prospect’s ownership to 98.71%. Prospect also recognized $1,121 in structuring fee income as a result of the transaction.

The following dividends were declared and paid from Echelon to Prospect and recognized as dividend income by Prospect:

Year Ended June 30, 2015	$—
Year Ended June 30, 2016	7,250
Year Ended June 30, 2017	200
All dividends were paid from earnings and profits of Echelon.
The following interest payments were accrued and paid from Echelon to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2015	$6,895
Year Ended June 30, 2016	5,700
Year Ended June 30, 2017	5,734
The following interest income recognized had not yet been paid by Echelon to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$2,335
June 30, 2017	2,631
The following managerial assistance payments were paid from Echelon to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2015	$313
Year Ended June 30, 2016	250
Year Ended June 30, 2017	250
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$63
June 30, 2017	63

The following payments were paid from Echelon to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Echelon (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2015	$211
Year Ended June 30, 2016	120
Year Ended June 30, 2017	217
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

During the year ended June 30, 2016, Prospect funded an additional $6,424 in the second lien revolving credit facility.
During the year ended June 30, 2017, Prospect funded an additional $7,835 in the second lien revolving credit facility.
The following amounts were paid from Edmentum to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2015	$—
Year Ended June 30, 2016	4,896
Year Ended June 30, 2017	6,424
The following interest payments were accrued and paid from Edmentum to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2015	$—
Year Ended June 30, 2016	3,650
Year Ended June 30, 2017	1,726
Included above, the following payment-in-kind interest from Edmentum was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2015	$—
Year Ended June 30, 2016	2,934
Year Ended June 30, 2017	2,057
The following interest income recognized had not yet been paid by Edmentum to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$639
June 30, 2017	167

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
During the three months ended December 31, 2016, Prospect made an additional $8,005 equity investment to First Tower.
The following amounts were paid from First Tower to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2015	$—
Year Ended June 30, 2016	679
Year Ended June 30, 2017	2,220
The following interest payments were accrued and paid from First Tower to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2015	$52,900
Year Ended June 30, 2016	56,698
Year Ended June 30, 2017	51,116
Included above, the following payment-in-kind interest from First Tower was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2015	$332
Year Ended June 30, 2016	861
Year Ended June 30, 2017	7,572
During the year ended June 30, 2015, Prospect reclassified $1,929 of return of capital received from First Tower in prior periods as dividend income.

The following interest income recognized had not yet been paid by First Tower to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$156
June 30, 2017	123
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

The following managerial assistance payments were accrued and paid from First Tower Delaware to Prospect Administration and recognized by Prospect as an expense:

Year Ended June 30, 2015	$2,400
Year Ended June 30, 2016	(600)
Year Ended June 30, 2017	—
The following managerial assistance payments were paid from First Tower to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2015	$—
Year Ended June 30, 2016	1,200
Year Ended June 30, 2017	1,800
The following managerial assistance payments received by Prospect have not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$600
June 30, 2017	600
The following amounts were due from First Tower to Prospect for reimbursement of expenses paid by Prospect on behalf of First Tower and were included by Prospect within other receivables:

June 30, 2016	$2
June 30, 2017	1
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
On August 11, 2016, Prospect purchased an additional $601 in membership interests in Freedom Marine to support its ongoing operations and liquidity needs.

During the year ended June 30, 2017, Prospect purchased an additional $1,200 in membership interests in Freedom Marine to support its ongoing operations and liquidity needs.
The following interest payments were accrued and paid from Vessel to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2015	$639
Year Ended June 30, 2016	159
Year Ended June 30, 2017	—
The following interest payments were accrued and paid from Vessel II to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2015	$1,713
Year Ended June 30, 2016	427
Year Ended June 30, 2017	—
The following interest payments were accrued and paid from Vessel III to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2015	$2,109
Year Ended June 30, 2016	526
Year Ended June 30, 2017	—
The following managerial assistance payments were paid from Freedom Marine to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2015	$300
Year Ended June 30, 2016	75
Year Ended June 30, 2017	—
The following managerial assistance recognized had not yet been paid by Freedom Marine to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2016	$225
June 30, 2017	525
The following payments were paid from Freedom Marine to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Freedom Marine (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2015	$115
Year Ended June 30, 2016	65
Year Ended June 30, 2017	—
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

On May 31, 2016, we sold our investment in Harbortouch for total consideration of $328,032, including fees and escrowed amounts. Prior to the sale, $154,382 of Senior Secured Term Loan B loan outstanding was converted to preferred equity. We received a repayment of $146,989 loans receivable to us and $157,639 of proceeds related to the equity investment. We recorded a realized loss of $5,419 related to the sale. We also received a $5,145 prepayment premium for early repayment of the outstanding loans, which was recorded as interest income in the year ended June 30, 2016 and a $12,909 advisory fee for the transaction, which was recorded as other income in the year ended June 30, 2016. In addition, there is $5,350 being held in escrow which will be recognized as additional realized gain if and when it is received. Concurrent with the sale, we made a $27,500 second lien secured investment in Harbortouch, which was later repaid on October 13, 2016.

In addition to the repayments noted above, the following amounts were paid from Harbortouch to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2015	$5,371
Year Ended June 30, 2016	4,865
Year Ended June 30, 2017	—
The following cash distributions were declared and paid from Harbortouch to Prospect and recognized as a return of capital by Prospect:

Year Ended June 30, 2015	$55
Year Ended June 30, 2016	50
Year Ended June 30, 2017	—
The following interest payments were accrued and paid from Harbortouch to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2015	$29,834
Year Ended June 30, 2016	28,274
Year Ended June 30, 2017	—
Included above, the following payment-in-kind interest from Harbortouch was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2015	$7,652
Year Ended June 30, 2016	9,503
Year Ended June 30, 2017	—

The following managerial assistance payments were paid from Harbortouch to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2015	$500
Year Ended June 30, 2016	458
Year Ended June 30, 2017	—
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$83
June 30, 2017	—
The following payments were paid from Harbortouch to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Harbortouch (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2015	$46
Year Ended June 30, 2016	351
Year Ended June 30, 2017	308
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
On January 17, 2017, Prospect invested an additional $8,000 of Senior Secured Note A and $8,000 of Senior Secured Term Loan B debt investments in MITY to fund an acquisition. Prospect recognized structuring fee income of $480 from this additional investment.
The following dividends were declared and paid from MITY to Prospect and recognized by Prospect as divided income:

Year Ended June 30, 2015	$—
Year Ended June 30, 2016	711
Year Ended June 30, 2017	468
All dividends were paid from earnings and profits of MITY.
The following interest payments were accrued and paid from MITY to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2015	$5,146
Year Ended June 30, 2016	5,196
Year Ended June 30, 2017	6,284
Included above, the following payment-in-kind interest from MITY was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2015	$532
Year Ended June 30, 2016	139
Year Ended June 30, 2017	—
The following interest income recognized had not yet been paid by MITY to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$440
June 30, 2017	21

The following interest payments were accrued and paid from Broda Canada to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2015	$637
Year Ended June 30, 2016	566
Year Ended June 30, 2017	564
The following interest income recognized had not yet been paid by Broda Canada to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$48
June 30, 2017	46
During the year ended June 30, 2015, there was an unfavorable fluctuation in the foreign currency exchange rate and Prospect recognized $5 of realized loss related to its investment in Broda Canada. During the year ended June 30, 2016, there was a favorable fluctuation in the foreign currency exchange rate and Prospect recognized $13 of realized gain related to its investment in Broda Canada. During the year ended June 30, 2017, there was a favorable fluctuation in the foreign currency exchange rate and Prospect recognized $16 of realized gain related to its investment in Broda Canada.

The following managerial assistance payments were paid from MITY to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2015	$310
Year Ended June 30, 2016	300
Year Ended June 30, 2017	300
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$—
June 30, 2017	75
The following managerial assistance recognized had not yet been paid by MITY to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2016	$75
June 30, 2017	—
The following payments were paid from MITY to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to MITY (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2015	$121
Year Ended June 30, 2016	60
Year Ended June 30, 2017	224
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
On April 3, 2017, Prospect made a $418 investment in NPRC used to purchase additional common equity of NPRC through NPH. The proceeds were utilized by NPRC to purchase additional ownership interest in three multi-family properties for $417 and pay $1 of legal services provided by attorneys at Prospect Administration. The minority interest holder also invested an additional $24 in the JV. The proceeds were used by the JV to fund $441 of capital expenditures.
On April 21, 2017, Prospect made a $2,106 investment in NPRC used to purchase additional common equity of NPRC through NPH. The proceeds were utilized by NPRC to purchase additional ownership interest in Vesper Portfolio JV, LLC for $2,105 and pay $1 of legal services provided by attorneys at Prospect Administration. The proceeds were used by the JV to fund $2,105 of capital expenditures.
On June 30, 2017 NPRC used sale proceeds to make a partial repayment on the Senior Term Loan of $5,750 and a return of capital on Prospects’ equity investment in NPRC of $11,261. In connection to the partial repayment of the Senior Term Loan, NPRC paid a prepayment premium of $58 to Prospect (which was recognized by Prospect as interest income).

During the year ended June 30, 2017, we provided $100,429 and $23,077 of debt and equity financing, respectively, to NPRC and its wholly-owned subsidiaries to support the online consumer lending initiative. In addition, during the year ended June 30, 2017, we received partial repayments of $89,055 of our loans previously outstanding with NPRC and its wholly-owned subsidiaries and $10,864 as a return of capital on our equity investment in NPRC.
The following interest payments were accrued and paid by NPRC to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2015	$23,869
Year Ended June 30, 2016	40,147
Year Ended June 30, 2017	60,707
Included above, the following payment-in-kind interest from NPRC was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2015	$3,056
Year Ended June 30, 2016	703
Year Ended June 30, 2017	—
The following interest income recognized had not yet been paid by NPRC to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$174
June 30, 2017	147
The following interest payments were accrued and paid by ACLLH to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2015	$6,742
Year Ended June 30, 2016	22,543
Year Ended June 30, 2017	13,895
Included above, the following payment-in-kind interest from ACLLH was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2015	$816
Year Ended June 30, 2016	—
Year Ended June 30, 2017	—
The following interest income recognized had not yet been paid by ACLLH to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$44
June 30, 2017	27
The following interest payments were accrued and paid by ACLL to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2015	$—
Year Ended June 30, 2016	—
Year Ended June 30, 2017	7,940
The following interest income recognized had not yet been paid by ACLL to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$—
June 30, 2017	39

The following prepayment penalty payments were paid from NPRC to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2015	$—
Year Ended June 30, 2016	—
Year Ended June 30, 2017	2,235
The following net revenue interest payments were paid from NPRC to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2015	$1,683
Year Ended June 30, 2016	2,712
Year Ended June 30, 2017	5,532
The following structuring fees were paid from NPRC to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2015	$—
Year Ended June 30, 2016	180
Year Ended June 30, 2017	2,147
The following structuring fees were paid from ACLLH to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2015	$—
Year Ended June 30, 2016	2,483
Year Ended June 30, 2017	1,507
The following managerial assistance payments were paid from NPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2015	$510
Year Ended June 30, 2016	593
Year Ended June 30, 2017	1,300
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$210
June 30, 2017	325
The following payments were paid from NPRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to NPRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2015	$1,164
Year Ended June 30, 2016	2,363
Year Ended June 30, 2017	6,241
The following amounts were due from NPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of NPRC and included by Prospect within other receivables:

June 30, 2016	$—
June 30, 2017	6
The following amounts were due from ACLLH to Prospect for reimbursement of expenses paid by Prospect on behalf of ACLLH and included by Prospect within other receivables:

June 30, 2016	$—
June 30, 2017	1

Nationwide Loan Company LLC
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
On May 31, 2017, Prospect made an additional equity investment totaling $1,889, and Prospect’s ownership in Nationwide did not change.
The following dividends were declared and paid from Nationwide to Prospect and recognized as dividend income by Prospect:

Year Ended June 30, 2015	$4,425
Year Ended June 30, 2016	3,963
Year Ended June 30, 2017	4,310
All dividends were paid from earnings and profits of Nationwide.
The following amounts were paid from Nationwide to Prospect and recognized by Prospect as repayment of loan receivable:

Year Ended June 30, 2015	$—
Year Ended June 30, 2016	300
Year Ended June 30, 2017	—
The following interest payments were accrued and paid from Nationwide to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2015	$3,005
Year Ended June 30, 2016	3,212
Year Ended June 30, 2017	3,406
Included above, the following payment-in-kind interest from Nationwide was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2015	$—
Year Ended June 30, 2016	300
Year Ended June 30, 2017	—

The following interest income recognized had not yet been paid by Nationwide to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$9
June 30, 2017	9
The following managerial assistance payments were paid from Nationwide to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2015	$400
Year Ended June 30, 2016	400
Year Ended June 30, 2017	400
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$100
June 30, 2017	100
The following payments were paid from Nationwide to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Nationwide (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2015	$4
Year Ended June 30, 2016	—
Year Ended June 30, 2017	—
The following amounts were due to Nationwide from Prospect for reimbursement of expenses paid by Nationwide on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2016	$4
June 30, 2017	—
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

The following amounts were paid from Armed Forces to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2015	$—
Year Ended June 30, 2016	—
Year Ended June 30, 2017	100
The following interest payments were accrued and paid from NMMB to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2015	$525
Year Ended June 30, 2016	529
Year Ended June 30, 2017	527

The following interest income recognized had not yet been paid by NMMB to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$1
June 30, 2017	1
The following interest payments were accrued and paid from Armed Forces to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2015	$996
Year Ended June 30, 2016	996
Year Ended June 30, 2017	991
The following interest income recognized had not yet been paid by Armed Forces to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$3
June 30, 2017	3
The following managerial assistance payments were paid from NMMB to Prospect and subsequently remitted to Prospect
Administration (no income was recognized by Prospect):

Year Ended June 30, 2015	$—
Year Ended June 30, 2016	—
Year Ended June 30, 2017	213
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$—
June 30, 2017	100
The following managerial assistance recognized had not yet been paid by NMMB to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2016	$1,100
June 30, 2017	1,288
The following amounts were due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB and were included by Prospect within other receivables:

June 30, 2016	$2
June 30, 2017	—
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

The following amounts were paid from R-V to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2015	$1,175
Year Ended June 30, 2016	614
Year Ended June 30, 2017	—
The following dividends were declared and paid from R-V to Prospect and recognized as dividend income by Prospect:

Year Ended June 30, 2015	$298
Year Ended June 30, 2016	299
Year Ended June 30, 2017	149
All dividends were paid from earnings and profits of R-V.
During the year ended June 30, 2017, cash distributions of $76 that were declared and paid from R-V to Prospect were recognized as a return of capital by Prospect.
The following interest payments were accrued and paid from R-V to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2015	$3,018
Year Ended June 30, 2016	2,908
Year Ended June 30, 2017	2,877
The following managerial assistance payments were paid from R-V to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2015	$180
Year Ended June 30, 2016	180
Year Ended June 30, 2017	165
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$45
June 30, 2017	45
The following payments were paid from R-V to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to R-V (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2015	$13
Year Ended June 30, 2016	2
Year Ended June 30, 2017	29
The following amounts were due to R-V from Prospect for reimbursement of expenses paid by R-V on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2016	$1
June 30, 2017	—
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

During the three months ended June 30, 2017, Prospect incurred $53 of additional overhead expense related to SB Forging ,which will be given to us as a credit for services payable to Prospect Administration in the June 2017 quarter.

The following payments were paid from SB Forging to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to SB Forging (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2015	$1,485
Year Ended June 30, 2016	—
Year Ended June 30, 2017	598
SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company)
Prospect owns 100% of the preferred equity of Gulf Coast Machine & Supply Company (“Gulf Coast”). Gulf Coast is a provider of value-added forging solutions to energy and industrial end markets.
During the years ended June 30, 2015 and June 30, 2016, Prospect made additional $8,500 and $9,500, respectively, investments in the first lien term loan to Gulf Coast to fund capital improvements to key forging equipment and other liquidity needs.
During the year ended June 30, 2017, Prospect made additional investments of $8,750 in the first lien term loan to Gulf Coast to fund capital improvements to key forging equipment and other liquidity needs.
On June 3, 2017, Gulf Coast sold all of its assets to a third party, for total consideration of $10,250, including escrowed amounts. The proceeds from the sale were primarily used to repay a $6,115 third party revolving credit facility, and the remainder was used to pay other legal and administrative costs incurred by Gulfco. As no proceeds were allocated to Prospect, our debt and equity investment in Gulfco was written-off for tax purposes and we recorded a realized loss of $66,103. Gulfco holds $2,050 in escrow related to the sale, which will be distributed to Prospect once released to Gulfco, and will be recognized as a realized gain if and when it is received. On June 28, 2017, Gulf Coast was renamed to SB Forging Company II, Inc.
The following amounts were paid from Gulf Coast to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2015	$—
Year Ended June 30, 2016	1,075
Year Ended June 30, 2017	3,022
The following interest payments were accrued and paid from Gulf Coast to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2015	$1,370
Year Ended June 30, 2016	—
Year Ended June 30, 2017	—
The following payments were paid from Gulf Coast to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Gulf Coast (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2015	$—
Year Ended June 30, 2016	—
Year Ended June 30, 2017	503

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

The following interest payments were accrued and paid by UPRC to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2015	$5,893
Year Ended June 30, 2016	6,777
Year Ended June 30, 2017	—
Included above, the following payment-in-kind interest from UPRC was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2015	$162
Year Ended June 30, 2016	—
Year Ended June 30, 2017	—
The following net revenue interest payments were paid from UPRC to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2015	$901
Year Ended June 30, 2016	1,173
Year Ended June 30, 2017	—
The following managerial assistance payments were paid from UPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2015	$200
Year Ended June 30, 2016	179
Year Ended June 30, 2017	—
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$29
June 30, 2017	—

The following payments were paid from UPRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to UPRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2015	$262
Year Ended June 30, 2016	788
Year Ended June 30, 2017	—
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

During the year ended June 30, 2017, Prospect provided additional $2,599 debt financing to USES and its subsidiaries in the form of additional Term Loan A debt.

During the three months ended June 30, 2017, we entered into a participation agreement with USES management, and sold $154 of Prospect's investment in the Term Loan A debt.

The following managerial assistance recognized had not yet been paid by USES to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2016	$—
June 30, 2017	325
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
The following interest payments were accrued and paid from Valley Electric to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2015	$3,905
Year Ended June 30, 2016	4,252
Year Ended June 30, 2017	4,518
Included above, the following payment-in-kind interest from Valley Electric was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2015	$1,794
Year Ended June 30, 2016	1,509
Year Ended June 30, 2017	1,822
The following interest income recognized had not yet been paid by Valley Electric to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$12
June 30, 2017	13

The following interest payments were accrued and paid from Valley to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2015	$1,086
Year Ended June 30, 2016	1,111
Year Ended June 30, 2017	1,111
Included above, the following payment-in-kind interest from Valley was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2015	$259
Year Ended June 30, 2016	90
Year Ended June 30, 2017	—
The following interest income recognized had not yet been paid by Valley to Prospect and was included by Prospect within interest receivable:

June 30, 2016	$3
June 30, 2017	3
The following managerial assistance payments were paid from Valley to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2015	$300
Year Ended June 30, 2016	300
Year Ended June 30, 2017	300
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2016	$75
June 30, 2017	—
The following managerial assistance recognized had not yet been paid by MITY to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2016	$—
June 30, 2017	75
The following payments were paid from Valley Electric to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Valley Electric (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2015	$18
Year Ended June 30, 2016	9
Year Ended June 30, 2017	—
The following amounts were due from Valley to Prospect for reimbursement of expenses paid by Prospect on behalf of Valley and were included by Prospect within other receivables:

June 30, 2016	$—
June 30, 2017	3
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

On March 14, 2017, $22,145 of assets previously held by Ark-La-Tex Wireline Services, LLC (“Ark-La-Tex”) were assigned to Wolf Energy Services Company, LLC, (“Wolf Energy Services”) a wholly-owned subsidiary of Wolf Energy Holdings. During the three months ended March 31, 2017, Wolf Energy Services received $2,768 from the partial sale of these transferred assets. During the three months ended June 30, 2017 Wolf Energy Services received $12,576 from the sale of assets.
The following managerial assistance payments were paid from Wolf Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2015	$—
Year Ended June 30, 2016	124
Year Ended June 30, 2017	41
The following managerial assistance recognized had not yet been paid by Wolf Energy to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2016	$14
June 30, 2017	14
The following payments were paid from Wolf Energy to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Wolf Energy (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2015	$—
Year Ended June 30, 2016	—
Year Ended June 30, 2017	243

Note 15. Litigation
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of June 30, 2017. Our Investment Adviser and Administrator were named as defendants in a lawsuit filed on April 21, 2016 by a purported shareholder of Prospect in the United States District Court for the Southern District of New York under the caption Paskowitz v. Prospect Capital Management and Prospect Administration. The complaint alleged that the defendants received purportedly excessive management and administrative services fees from us in violation of Section 36(b) of the 1940 Act. The plaintiff sought to recover on behalf of us damages in an amount not specified in the complaint. On June 30, 2016, the Investment Adviser and the Administrator filed a motion to dismiss the complaint in its entirety. On January 24, 2017, the court granted the motion to dismiss, finding that the shareholder’s complaint failed to state a cause of action and entering judgment dismissing the action. On February 21, 2017, the shareholder filed a notice of appeal to the United States Court of Appeals for the Second Circuit of the district court’s judgment dismissing the action. On May 15, 2017, the United States Court of Appeals for the Second Circuit entered an order dismissing the shareholder’s appeal with prejudice, in accordance with the parties’ stipulation filed May 12, 2017.
Note 16. Financial Highlights
The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2017:

	Year Ended June 30,
	2017		2016	2015	2014	2013
Per Share Data
Net asset value at beginning of year	$9.62		$10.31	$10.56	$10.72	$10.83
Net investment income(1)	0.85		1.04	1.03	1.19	1.57
Net realized and change in unrealized (losses) gains(1)	(0.15)		(0.75)	(0.05)	(0.13)	(0.50)
Net increase from operations	0.70		0.29	0.98	1.06	1.07
Distributions of net investment income	(1.00)		(1.00)	(1.19)	(1.32)	(1.28)
Common stock transactions(2)	—	(4)	0.02	(0.04)	0.10	0.10
Net asset value at end of year	$9.32		$9.62	$10.31	$10.56	$10.72

Per share market value at end of year	$8.12		$7.82	$7.37	$10.63	$10.80
Total return based on market value(3)	16.80%		21.84%	(20.84%)	10.88%	6.24%
Total return based on net asset value(3)	8.98%		7.15%	11.47%	10.97%	10.91%
Shares of common stock outstanding at end of year	360,076,933		357,107,231	359,090,759	342,626,637	247,836,965
Weighted average shares of common stock outstanding	358,841,714		356,134,297	353,648,522	300,283,941	207,069,971

Ratios/Supplemental Data
Net assets at end of year	$3,354,952		$3,435,917	$3,703,049	$3,618,182	$2,656,494
Portfolio turnover rate	23.65%		15.98%	21.89%	15.21%	29.24%
Ratio of operating expenses to average net assets	11.57%		11.95%	11.66%	11.11%	11.50%
Ratio of net investment income to average net assets	8.96%		10.54%	9.87%	11.18%	14.86%

(1)	Per share data amount is based on the weighted average number of common shares outstanding for the year/period presented (except for dividends to shareholders which is based on actual rate per share).

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

(4)	Amount is less than $0.01.

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ended June 30, 2017.

	Investment Income		Net Investment Income		Net Realized and Unrealized (Losses) Gains		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
September 30, 2014	$202,021	$0.59	$94,463	$0.28	$(10,355)	$(0.04)	$84,108	$0.24
December 31, 2014	198,883	0.56	91,325	0.26	(5,355)	(0.02)	85,970	0.24
March 31, 2015	191,350	0.53	87,441	0.24	(5,949)	(0.01)	81,492	0.23
June 30, 2015	198,830	0.55	89,518	0.25	5,251	0.01	94,769	0.26

September 30, 2015	$200,251	$0.56	$91,242	$0.26	$(63,425)	$(0.18)	$27,817	$0.08
December 31, 2015	209,191	0.59	100,893	0.28	(196,013)	(0.55)	(95,120)	(0.27)
March 31, 2016	189,493	0.53	87,626	0.25	(12,118)	(0.03)	75,508	0.21
June 30, 2016	193,038	0.54	91,367	0.26	3,790	0.01	95,157	0.27

September 30, 2016	$179,832	$0.50	$78,919	$0.22	$2,447	$0.01	$81,366	$0.23
December 31, 2016	183,480	0.51	84,405	0.24	16,475	0.04	100,880	0.28
March 31, 2017	171,032	0.48	73,080	0.20	(53,588)	(0.15)	19,492	0.05
June 30, 2017	166,702	0.46	69,678	0.19	(18,510)	(0.05)	51,168	0.14

(1)
Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

Note 18. Subsequent Events
We have provided notice to call on July 11, 2017 with settlement on August 15, 2017, $41,441 of our Prospect Capital InterNotes® at par maturing between February 15, 2018 and February 15, 2019, with a weighted average rate of 4.83%.
On July 19, 2017, we received $17,926 and $22,167 as a partial return of capital on our investments in Voya CLO 2012-2, Ltd. and Voya CLO 2012-3, Ltd., respectively.
During the period from July 19, 2017 through August 16, 2017, we made a $11,000 follow-on first lien senior debt investment in RGIS Services, LLC.
On July 25, 2017, EZShield Parent, Inc. repaid the $14,963 Senior Secured Term Loan A and $15,000 Senior Secured Term Loan B receivable to us.
On July 28, 2017, Global Employment Solutions, Inc. repaid the $48,131 loan receivable to us.
On August 7, 2017, Water Pik, Inc. repaid the $13,739 loan receivable to us.
We have provided notice to call on August 11, 2017 with settlement on September 15, 2017, $48,539 of our Prospect Capital InterNotes® at par maturing between March 15, 2018 and September 15, 2019, with a weighted average rate of 4.89%.
On August 14, 2017, we announced the then current conversion rate on the 2018 Notes as 84.1497 shares of common stock per
$1 principal amount of the 2018 Notes converted, which is equivalent to a conversion price of approximately $11.88.

During the period from July 10, 2017 through August 24, 2017, we made one follow-on investments in NPRC totaling $8,382 to support the online consumer lending initiative. We invested $2,934 of equity through NPH and $5,448 of debt directly to NPRC and its wholly-owned subsidiaries. In addition, we received a partial repayment of $4,034 of our loans previously outstanding with NPRC. We also provided $450 of debt and $2,603 of equity financing to NPRC which was used to fund capital expenditures for existing properties.
During the period from July 1, 2017 through August 28, 2017 we issued $18,392 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $18,126. In addition, we sold $3,047 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $3,003 with expected closing on August 31, 2017.
On August 28, 2017, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.06 per share for September 2017 to holders of record on September 29, 2017 with a payment date of October 19, 2017.

•	$0.06 per share for October 2017 to holders of record on October 31, 2017 with a payment date of November 22, 2017.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2017, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2017. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017 based upon criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2017 based on the criteria on Internal Control—Integrated Framework (2013) issued by COSO. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2017 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

See notes to consolidated financial statements.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Prospect Capital Corporation
New York, New York
We have audited Prospect Capital Corporation’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Prospect Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Report of Management on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Prospect Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities of Prospect Capital Corporation, including the consolidated schedules of investments, as of June 30, 2017 and 2016, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2017, and the financial highlights for each of the five years in the period ended June 30, 2017, and our report dated August 28, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
New York, New York
August 28, 2017

Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. To the Company’s knowledge, during the fiscal year ended June 30, 2017, the Company’s officers, directors and greater than 10% stockholders had complied with all Section 16(a) filing requirements.
The information required by Item 10 is hereby incorporated by reference from our 2017 Proxy Statement.
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
Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2017 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2017 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2017 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2017 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report:

1.	Financial Statements – See the Index to Consolidated Financial Statements in Item 8 of this report.

2.
Financial Statement Schedules – The financial statements of National Property REIT Corp. required by Rule 3-09 of Regulation S-X will be provided as Exhibit 99.1 and Exhibit 99.2 to this report. The financial statements of First Tower Finance Company LLC required by Rule 3-09 of Regulation S-X will be provided as Exhibit 99.3 and Exhibit 99.4 to this report.

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

4.300	Three Hundred Fourth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(100)
4.301	Three Hundred Fifth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2019(100)
4.302	Three Hundred Sixth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(100)
4.303	Three Hundred Seventh Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(100)
4.304	Three Hundred Eighth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(100)
4.305	Three Hundred Ninth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(101)
4.306	Three Hundred Tenth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2019(101)

Exhibit No.
4.307	Three Hundred Eleventh Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(101)
4.308	Three Hundred Twelfth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(101)
4.309	Three Hundred Thirteenth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(101)
4.310	Three Hundred Fourteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(102)
4.311	Three Hundred Fifteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2019(102)
4.312	Three Hundred Sixteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(102)
4.313	Three Hundred Seventeenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(102)
4.314	Three Hundred Eighteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(102)
4.315	Three Hundred Nineteenth Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(103)
4.316	Three Hundred Twentieth Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2019(103)
4.317	Three Hundred Twenty-First Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(103)
4.318	Three Hundred Twenty-Second Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(103)
4.319	Three Hundred Twenty-Third Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(103)
4.320	Three Hundred Twenty-Fourth Supplemental Indenture dated as of November 17, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(110)
4.321	Three Hundred Twenty-Fifth Supplemental Indenture dated as of November 28, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(111)
4.322	Three Hundred Twenty-Sixth Supplemental Indenture dated as of December 4, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(112)
4.323	Three Hundred Twenty-Seventh Supplemental Indenture dated as of December 11, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(113)
4.324	Three Hundred Twenty-Eighth Supplemental Indenture dated as of December 18, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(114)
4.325	Three Hundred Twenty-Ninth Supplemental Indenture dated as of December 29, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(115)
4.326	Three Hundred Thirtieth Supplemental Indenture dated as of January 2, 2015, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(116)
4.327	Three Hundred Thirty-First Supplemental Indenture dated as of January 8, 2015, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(117)
4.328	Three Hundred Thirty-Second Supplemental Indenture dated as of January 15, 2015, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2020(118)
4.329	Three Hundred Thirty-Third Supplemental Indenture dated as of January 23, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(119)
4.330	Three Hundred Thirty-Fourth Supplemental Indenture dated as of January 29, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(120)
4.331	Three Hundred Thirty-Fifth Supplemental Indenture dated as of February 5, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(121)
4.332	Three Hundred Thirty-Sixth Supplemental Indenture dated as of February 20, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(122)

Exhibit No.
4.333	Three Hundred Thirty-Seventh Supplemental Indenture dated as of February 26, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(123)
4.334	Three Hundred Thirty-Eighth Supplemental Indenture dated as of March 5, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(124)
4.335	Three Hundred Thirty-Ninth Supplemental Indenture dated as of March 12, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(125)
4.336	Three Hundred Fortieth Supplemental Indenture dated as of March 19, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(126)
4.337	Three Hundred Forty-First Supplemental Indenture dated as of March 26, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(127)
4.338	Three Hundred Forty-Second Supplemental Indenture dated as of April 2, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(128)
4.339	Three Hundred Forty-Third Supplemental Indenture dated as of April 9, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(129)
4.340	Three Hundred Forty-Fourth Supplemental Indenture dated as of April 16, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(130)
4.341	Three Hundred Forty-Fifth Supplemental Indenture dated as of April 16, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(130)
4.342	Three Hundred Forty-Sixth Supplemental Indenture dated as of April 23, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(131)
4.343	Three Hundred Forty-Seventh Supplemental Indenture dated as of April 23, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(131)
4.344	Three Hundred Forty-Eighth Supplemental Indenture dated as of April 30, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(132)
4.345	Three Hundred Forty-Ninth Supplemental Indenture dated as of April 30, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(132)
4.346	Three Hundred Fiftieth Supplemental Indenture dated as of May 7, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(133)
4.347	Three Hundred Fifty-First Supplemental Indenture dated as of May 7, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(133)
4.348	Three Hundred Fifty-Second Supplemental Indenture dated as of May 21, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(134)
4.349	Three Hundred Fifty-Third Supplemental Indenture dated as of May 29, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(135)
4.350	Three Hundred Fifty-Fourth Supplemental Indenture dated as of May 29, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2022(135)
4.351	Three Hundred Fifty-Fifth Supplemental Indenture dated as of June 4, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(136)
4.352	Three Hundred Fifty-Sixth Supplemental Indenture dated as of June 4, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2022(136)
4.353	Three Hundred Fifty-Seventh Supplemental Indenture dated as of June 11, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(137)
4.354	Three Hundred Fifty-Eighth Supplemental Indenture dated as of June 11, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2022(137)
4.355	Three Hundred Fifty-Ninth Supplemental Indenture dated as of June 18, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(138)
4.356	Three Hundred Sixtieth Supplemental Indenture dated as of June 18, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2021(138)
4.357	Three Hundred Sixty-First Supplemental Indenture dated as of June 25, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(139)
4.358	Three Hundred Sixty-Second Supplemental Indenture dated as of June 25, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2021(139)

Exhibit No.
4.359	Three Hundred Sixty-Third Supplemental Indenture dated as of July 2, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(140)
4.360	Three Hundred Sixty-Fourth Supplemental Indenture dated as of July 2, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2021(140)
4.361	Three Hundred Sixty-Fifth Supplemental Indenture dated as of July 9, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(141)
4.362	Three Hundred Sixty-Sixth Supplemental Indenture dated as of July 9, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(141)
4.363	Three Hundred Sixty-Seventh Supplemental Indenture dated as of July 16, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(142)
4.364	Three Hundred Sixty-Eighth Supplemental Indenture dated as of July 16, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(142)
4.365	Three Hundred Sixty-Ninth Supplemental Indenture dated as of July 23, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(143)
4.366	Three Hundred Seventieth Supplemental Indenture dated as of July 23, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(143)
4.367	Three Hundred Seventy-First Supplemental Indenture dated as of July 30, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(144)
4.368	Three Hundred Seventy-Second Supplemental Indenture dated as of July 30, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(144)
4.369	Three Hundred Seventy-Third Supplemental Indenture dated as of August 6, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(145)
4.370	Three Hundred Seventy-Fourth Supplemental Indenture dated as of August 6, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(145)
4.371	Three Hundred Seventy-Fifth Supplemental Indenture dated as of August 13, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(146)
4.372	Three Hundred Seventy-Sixth Supplemental Indenture dated as of August 13, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(146)
4.373	Three Hundred Seventy-Fifth Supplemental Indenture dated as of August 20, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(147)
4.374	Three Hundred Seventy-Sixth Supplemental Indenture dated as of August 20, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(147)
4.375	Three Hundred Seventy-Ninth Supplemental Indenture dated as of August 27, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(148)
4.376	Three Hundred Eightieth Supplemental Indenture dated as of August 27, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(148)
4.377	Three Hundred Eighty-One Supplemental Indenture dated as of September 11, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(153)
4.378	Three Hundred Eighty-Second Supplemental Indenture dated as of September 11, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(153)
4.379	Three Hundred Eighty-Third Supplemental Indenture dated as of September 17, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(154)
4.380	Three Hundred Eighty-Fourth Supplemental Indenture dated as of September 17, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(154)
4.381	Three Hundred Eighty-Fifth Supplemental Indenture dated as of September 24, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(155)
4.382	Three Hundred Eighty-Sixth Supplemental Indenture dated as of September 24, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(155)
4.383	Three Hundred Eighty-Seventh Supplemental Indenture dated as of October 1, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(156)
4.384	Three Hundred Eighty-Eighth Supplemental Indenture dated as of October 1, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(156)

Exhibit No.
4.385	Three Hundred Eighty-Ninth Supplemental Indenture dated as of October 8, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(157)
4.386	Three Hundred Ninetieth Supplemental Indenture dated as of October 8, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(157)
4.387	Three Hundred Ninety-First Supplemental Indenture dated as of October 16, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(159)
4.388	Three Hundred Ninety-Second Supplemental Indenture dated as of October 16, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(159)
4.389	Three Hundred Ninety-Third Supplemental Indenture dated as of October 22, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(160)
4.390	Three Hundred Ninety-Fourth Supplemental Indenture dated as of October 22, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(160)
4.391	Three Hundred Ninety-Fifth Supplemental Indenture dated as of October 29, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(161)
4.392	Three Hundred Ninety-Sixth Supplemental Indenture dated as of October 29, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(161)
4.393	Three Hundred Ninety-Seventh Supplemental Indenture dated as of November 4, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(163)
4.394	Three Hundred Ninety-Eighth Supplemental Indenture dated as of November 4, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(163)
4.395	Three Hundred Ninety-Ninth Supplemental Indenture dated as of November 19, 2015, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2020(164)
4.396	Four Hundredth Supplemental Indenture dated as of November 19, 2015, to the U.S. Bank Indenture and Form of 5.625% Prospect Capital InterNote® due 2022(164)
4.397	Four Hundred First Supplemental Indenture dated as of November 19, 2015, to the U.S. Bank Indenture and Form of 5.875% Prospect Capital InterNote® due 2025(164)
4.398	Four Hundred Second Supplemental Indenture dated as of November 27, 2015, to the U.S. Bank Indenture and Form of 5.125% Prospect Capital InterNote® due 2020(165)
4.399	Four Hundred Third Supplemental Indenture dated as of November 27, 2015, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2022(165)
4.400	Four Hundred Fourth Supplemental Indenture dated as of November 27, 2015, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(165)
4.401	Four Hundred Fifth Supplemental Indenture dated as of December 3, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2020(166)
4.402	Four Hundred Sixth Supplemental Indenture dated as of December 3, 2015, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2022(166)
4.403	Four Hundred Seventh Supplemental Indenture dated as of December 3, 2015, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(166)
4.404	Supplemental Indenture dated as of December 10, 2015, to the U.S. Bank Indenture and Form of 6.250% Note due 2024(167)
4.405	Four Hundred Eighth Supplemental Indenture dated as of December 17, 2015, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2020(168)
4.406	Four Hundred Ninth Supplemental Indenture dated as of December 24, 2015, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2020(169)
4.407	Four Hundred Tenth Supplemental Indenture dated as of December 31, 2015, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2020(170)
4.408	Four Hundred Eleventh Supplemental Indenture dated as of January 7, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(171)
4.409	Four Hundred Twelfth Supplemental Indenture dated as of January 14, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(172)
4.410	Four Hundred Thirteenth Supplemental Indenture dated as of January 22, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(173)

Exhibit No.
4.411	Four Hundred Fourteenth Supplemental Indenture dated as of March 3, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(175)
4.412	Four Hundred Fifteenth Supplemental Indenture dated as of March 10, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(176)
4.413	Four Hundred Sixteenth Supplemental Indenture dated as of March 17, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(177)
4.414	Four Hundred Seventeenth Supplemental Indenture dated as of March 24, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(178)
4.415	Four Hundred Eighteenth Supplemental Indenture dated as of March 31, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(179)
4.416	Four Hundred Nineteenth Supplemental Indenture dated as of April 7, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(180)
4.417	Four Hundred Twentieth Supplemental Indenture dated as of April 14, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(181)
4.418	Four Hundred Twenty-First Supplemental Indenture dated as of April 21, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(182)
4.419	Four Hundred Twenty-Second Supplemental Indenture dated as of April 28, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(183)
4.420	Four Hundred Twenty-Third Supplemental Indenture dated as of May 5, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(184)
4.421	Four Hundred Twenty-Fourth Supplemental Indenture dated as of May 12, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(185)
4.422	Four Hundred Twenty-Fifth Supplemental Indenture dated as of May 26, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(186)
4.423	Four Hundred Twenty-Sixth Supplemental Indenture dated as of June 3, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(187)
4.424	Four Hundred Twenty-Seventh Supplemental Indenture dated as of June 9, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(188)
4.425	Four Hundred Twenty-Eighth Supplemental Indenture dated as of June 16, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(189)
4.426	Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture, and Form of 6.250% Note due 2024(190)
4.427	Four Hundred Twenty-Ninth Supplemental Indenture dated as of June 23, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(190)
4.428	Form of 6.250% Notes due 2024, Note 1, of an aggregate principal amount of $650,775.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(191)
4.429	Form of 6.250% Notes due 2024, Note 2, of an aggregate principal amount of $538,575.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(191)
4.430	Form of 6.250% Notes due 2024, Note 3, of an aggregate principal amount of $191,075.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(191)
4.431	Four Hundred Thirtieth Supplemental Indenture dated as of June 30, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(191)
4.432	Form of 6.250% Notes due 2024, Note 4, of an aggregate principal amount of $563,000.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.433	Form of 6.250% Notes due 2024, Note 5, of an aggregate principal amount of $323,825.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.434	Form of 6.250% Notes due 2024, Note 6, of an aggregate principal amount of $730,600.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.435	Form of 6.250% Notes due 2024, Note 7, of an aggregate principal amount of $265,125.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.436	Form of 6.250% Notes due 2024, Note 8, of an aggregate principal amount of $722,100.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)

Exhibit No.
4.437	Four Hundred Thirty-First Supplemental Indenture dated as of July 8, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(192)
4.438	Form of 6.250% Notes due 2024, Note 9, of an aggregate principal amount of $599,050.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)
4.439	Form of 6.250% Notes due 2024, Note 10, of an aggregate principal amount of $807,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)
4.440	Form of 6.250% Notes due 2024, Note 11, of an aggregate principal amount of $799,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)
4.441	Form of 6.250% Notes due 2024, Note 12, of an aggregate principal amount of $501,625.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)
4.442	Four Hundred Thirty-Second Supplemental Indenture dated as of July 14, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(193)
4.443	Form of 6.250% Notes due 2024, Note 13, of an aggregate principal amount of $592,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.444	Form of 6.250% Notes due 2024, Note 14, of an aggregate principal amount of $581,250.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.445	Form of 6.250% Notes due 2024, Note 15, of an aggregate principal amount of $463,750.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.446	Form of 6.250% Notes due 2024, Note 16, of an aggregate principal amount of $836,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.447	Form of 6.250% Notes due 2024, Note 17, of an aggregate principal amount of $536,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.448	Four Hundred Thirty-Third Supplemental Indenture dated as of July 21, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(194)
4.449	Form of 6.250% Notes due 2024, Note 18, of an aggregate principal amount of $1,746,400.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.450	Form of 6.250% Notes due 2024, Note 19, of an aggregate principal amount of $826,325.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.451	Form of 6.250% Notes due 2024, Note 20, of an aggregate principal amount of $838,525.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.452	Form of 6.250% Notes due 2024, Note 21, of an aggregate principal amount of $1,027,325.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.453	Form of 6.250% Notes due 2024, Note 22, of an aggregate principal amount of $1,329,050.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.454	Four Hundred Thirty-Fourth Supplemental Indenture dated as of July 28, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(195)
4.455	Form of 6.250% Notes due 2024, Note 23, of an aggregate principal amount of $1,232,075.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.456	Form of 6.250% Notes due 2024, Note 24, of an aggregate principal amount of $1,273,150.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.457	Form of 6.250% Notes due 2024, Note 25, of an aggregate principal amount of $1,825,850.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.458	Form of 6.250% Notes due 2024, Note 26, of an aggregate principal amount of $902,650.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.459	Form of 6.250% Notes due 2024, Note 27, of an aggregate principal amount of $866,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.460	Four Hundred Thirty-Fifth Supplemental Indenture dated as of August 4, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(196)
4.461	Form of 6.250% Notes due 2024, Note 28, of an aggregate principal amount of $1,284,800.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.462	Form of 6.250% Notes due 2024, Note 29, of an aggregate principal amount of $1,423,275.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)

Exhibit No.
4.463	Form of 6.250% Notes due 2024, Note 30, of an aggregate principal amount of $1,424,750.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.464	Form of 6.250% Notes due 2024, Note 31, of an aggregate principal amount of $1,525,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.465	Form of 6.250% Notes due 2024, Note 32, of an aggregate principal amount of $1,335,200.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.466	Four Hundred Thirty-Sixth Supplemental Indenture dated as of August 11, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(197)
4.467	Form of 6.250% Notes due 2024, Note 33, of an aggregate principal amount of $746,950.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.468	Form of 6.250% Notes due 2024, Note 34, of an aggregate principal amount of $1,254,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.469	Form of 6.250% Notes due 2024, Note 35, of an aggregate principal amount of $790,900.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.470	Form of 6.250% Notes due 2024, Note 36, of an aggregate principal amount of $1,477,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.471	Form of 6.250% Notes due 2024, Note 37, of an aggregate principal amount of $2,147,375.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.472	Four Hundred Thirty-Seventh Supplemental Indenture dated as of August 18, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(198)
4.473	Form of 6.250% Notes due 2024, Note 38, of an aggregate principal amount of $1,502,000.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.474	Form of 6.250% Notes due 2024, Note 39, of an aggregate principal amount of $1,098,150.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.475	Form of 6.250% Notes due 2024, Note 40, of an aggregate principal amount of $719,375.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.476	Form of 6.250% Notes due 2024, Note 41, of an aggregate principal amount of $979,025.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.477	Four Hundred Thirty-Eighth Supplemental Indenture dated as of August 25, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(199)
4.478	Form of 6.250% Notes due 2024, Note 4, of an aggregate principal amount of $563,000.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(200)
4.479	Form of 6.250% Notes due 2024, Note 5, of an aggregate principal amount of $323,825.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(200)
4.480	Form of 6.250% Notes due 2024, Note 6, of an aggregate principal amount of $730,600.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(200)
4.481	Form of 6.250% Notes due 2024, Note 7, of an aggregate principal amount of $265,125.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(200)
4.482	Form of 6.250% Notes due 2024, Note 8, of an aggregate principal amount of $722,100.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(200)
4.483	Four Hundred Thirty-First Supplemental Indenture dated as of July 8, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(200)
4.484	Form of 6.250% Notes due 2024, Note 9, of an aggregate principal amount of $599,050.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(201)
4.485	Form of 6.250% Notes due 2024, Note 10, of an aggregate principal amount of $807,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(201)
4.486	Form of 6.250% Notes due 2024, Note 11, of an aggregate principal amount of $799,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(201)
4.487	Form of 6.250% Notes due 2024, Note 12, of an aggregate principal amount of $501,625.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(201)
4.488	Four Hundred Thirty-Second Supplemental Indenture dated as of July 14, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(201)

Exhibit No.
4.489	Form of 6.250% Notes due 2024, Note 13, of an aggregate principal amount of $592,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(202)
4.490	Form of 6.250% Notes due 2024, Note 14, of an aggregate principal amount of $581,250.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(202)
4.491	Form of 6.250% Notes due 2024, Note 15, of an aggregate principal amount of $463,750.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(202)
4.492	Form of 6.250% Notes due 2024, Note 16, of an aggregate principal amount of $836,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(202)
4.493	Form of 6.250% Notes due 2024, Note 17, of an aggregate principal amount of $536,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(202)
4.494	Four Hundred Thirty-Third Supplemental Indenture dated as of July 21, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(202)
4.495	Form of 6.250% Notes due 2024, Note 18, of an aggregate principal amount of $1,746,400.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(203)
4.496	Form of 6.250% Notes due 2024, Note 19, of an aggregate principal amount of $826,325.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(203)
4.497	Form of 6.250% Notes due 2024, Note 20, of an aggregate principal amount of $838,525.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(203)
4.498	Form of 6.250% Notes due 2024, Note 21, of an aggregate principal amount of $1,027,325.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(203)
4.499	Form of 6.250% Notes due 2024, Note 22, of an aggregate principal amount of $1,329,050.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(203)
4.500	Four Hundred Thirty-Fourth Supplemental Indenture dated as of July 28, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(203)
4.501	Form of 6.250% Notes due 2024, Note 23, of an aggregate principal amount of $1,232,075.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(204)
4.502	Form of 6.250% Notes due 2024, Note 24, of an aggregate principal amount of $1,273,150.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(204)
4.503	Form of 6.250% Notes due 2024, Note 25, of an aggregate principal amount of $1,825,850.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(204)
4.504	Form of 6.250% Notes due 2024, Note 26, of an aggregate principal amount of $902,650.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(204)
4.505	Form of 6.250% Notes due 2024, Note 27, of an aggregate principal amount of $866,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(204)
4.506	Four Hundred Thirty-Fifth Supplemental Indenture dated as of August 4, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(204)
4.507	Form of 6.250% Notes due 2024, Note 28, of an aggregate principal amount of $1,284,800.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(205)
4.508	Form of 6.250% Notes due 2024, Note 29, of an aggregate principal amount of $1,423,275.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(205)
4.509	Form of 6.250% Notes due 2024, Note 30, of an aggregate principal amount of $1,424,750.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(205)
4.510	Form of 6.250% Notes due 2024, Note 31, of an aggregate principal amount of $1,525,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(205)
4.511	Form of 6.250% Notes due 2024, Note 32, of an aggregate principal amount of $1,335,200.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(205)
4.512	Four Hundred Thirty-Sixth Supplemental Indenture dated as of August 11, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(205)
4.513	Form of 6.250% Notes due 2024, Note 33, of an aggregate principal amount of $746,950.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(206)
4.514	Form of 6.250% Notes due 2024, Note 34, of an aggregate principal amount of $1,254,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(206)

Exhibit No.
4.515	Form of 6.250% Notes due 2024, Note 35, of an aggregate principal amount of $790,900.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(206)
4.516	Form of 6.250% Notes due 2024, Note 36, of an aggregate principal amount of $1,477,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(206)
4.517	Form of 6.250% Notes due 2024, Note 37, of an aggregate principal amount of $2,147,375.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(206)
4.518	Four Hundred Thirty-Seventh Supplemental Indenture dated as of August 18, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(206)
4.519	Form of 6.250% Notes due 2024, Note 38, of an aggregate principal amount of $1,502,000.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(207)
4.520	Form of 6.250% Notes due 2024, Note 39, of an aggregate principal amount of $1,098,150.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(207)
4.521	Form of 6.250% Notes due 2024, Note 40, of an aggregate principal amount of $719,375.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(207)
4.522	Form of 6.250% Notes due 2024, Note 41, of an aggregate principal amount of $979,025.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(207)
4.523	Four Hundred Thirty-Eighth Supplemental Indenture dated as of August 25, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(207)
4.524	Four Hundred Thirty-Ninth Supplemental Indenture dated as of September 15, 2016, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(209)
4.525	Four Hundred Fortieth Supplemental Indenture dated as of September 22, 2016, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(210)
4.526	Four Hundred Forty-First Supplemental Indenture dated as of September 29, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(211)
4.527	Four Hundred Forty-Second Supplemental Indenture dated as of October 6, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(212)
4.528	Four Hundred Forty-Third Supplemental Indenture dated as of October 14, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(213)
4.529	Four Hundred Forty-Fourth Supplemental Indenture dated as of October 20, 2016, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2021(214)
4.530	Four Hundred Forty-Fifth Supplemental Indenture dated as of October 27, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(215)
4.531	Four Hundred Forty-Sixth Supplemental Indenture dated as of November 3, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(216)
4.532	Four Hundred Forty-Seventh Supplemental Indenture dated as of November 25, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(217)
4.533	Four Hundred Forty-Eighth Supplemental Indenture dated as of December 1, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(218)
4.534	Four Hundred Forty-Ninth Supplemental Indenture dated as of December 8, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(219)
4.535	Four Hundred Fiftieth Supplemental Indenture dated as of December 15, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(220)
4.536	Four Hundred Fifty-First Supplemental Indenture dated as of December 22, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(221)
4.537	Four Hundred Fifty-Second Supplemental Indenture dated as of December 30, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(222)
4.538	Four Hundred Fifty-Third Supplemental Indenture dated as of January 6, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(223)
4.539	Four Hundred Fifty-Fourth Supplemental Indenture dated as of January 12, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(224)
4.540	Four Hundred Fifty-Fifth Supplemental Indenture dated as of January 20, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(225)

Exhibit No.
4.541	Four Hundred Fifty-Sixth Supplemental Indenture dated as of January 26, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(226)
4.542	Four Hundred Fifty-Seventh Supplemental Indenture dated as of February 2, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(227)
4.543	Four Hundred Fifty-Eighth Supplemental Indenture dated as of February 9, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(228)
4.544	Four Hundred Fifty-Ninth Supplemental Indenture dated as of February 24, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(229)
4.545	Four Hundred Sixtieth Supplemental Indenture dated as of March 2, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(230)
4.546	Four Hundred Sixty-First Supplemental Indenture dated as of March 9, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(231)
4.547	Four Hundred Sixty-Second Supplemental Indenture dated as of March 16, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(232)
4.548	Four Hundred Sixty-Third Supplemental Indenture dated as of March 23, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(233)
4.549	Four Hundred Sixty-Fourth Supplemental Indenture dated as of March 30, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(234)
4.550	Four Hundred Sixty-Fifth Supplemental Indenture dated as of April 6, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(235)
4.551	Supplemental Indenture dated as of April 11, 2017, to the U.S. Bank Indenture, and Form of 4.950% Convertible Note due 2022(236)
4.552	Four Hundred Sixty-Sixth Supplemental Indenture dated as of April 20, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(240)
4.553	Four Hundred Sixty-Seventh Supplemental Indenture dated as of April 27, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(241)
4.554	Four Hundred Sixty-Eighth Supplemental Indenture dated as of May 4, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(242)
4.555	Four Hundred Sixty-Ninth Supplemental Indenture dated as of May 11, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(243)
4.556	Four Hundred Seventieth Supplemental Indenture dated as of May 25, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(244)
4.557	Four Hundred Seventy-First Supplemental Indenture dated as of June 2, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(245)
4.558	Four Hundred Seventy-Second Supplemental Indenture dated as of June 8, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(246)
4.559	Four Hundred Seventy-Third Supplemental Indenture dated as of June 15, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(247)
4.560	Four Hundred Seventy-Fourth Supplemental Indenture dated as of June 22, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(248)
4.561	Four Hundred Seventy-Fifth Supplemental Indenture dated as of June 29, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(249)
4.562	Four Hundred Seventy-Sixth Supplemental Indenture dated as of July 7, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(250)
4.563	Four Hundred Seventy-Seventh Supplemental Indenture dated as of July 7, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2024(250)
4.564	Four Hundred Seventy-Eighth Supplemental Indenture dated as of July 13, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(251)
4.565	Four Hundred Seventy-Ninth Supplemental Indenture dated as of July 13, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2024(251)
4.566	Four Hundred Eightieth Supplemental Indenture dated as of July 20, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(252)

Exhibit No.
4.567	Four Hundred Eighty-First Supplemental Indenture dated as of July 20, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2024(252)
4.568	Four Hundred Eighty-Second Supplemental Indenture dated as of July 27, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(253)
4.569	Four Hundred Eighty-Third Supplemental Indenture dated as of July 27, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2024(253)
4.570	Four Hundred Eighty-Fourth Supplemental Indenture dated as of August 3, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(254)
4.571	Four Hundred Eighty-Fifth Supplemental Indenture dated as of August 3, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2025(254)
4.572	Four Hundred Eighty-Sixth Supplemental Indenture dated as of August 10, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(255)
4.573	Four Hundred Eighty-Seventh Supplemental Indenture dated as of August 10, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2025(255)
4.574	Four Hundred Eighty-Eighth Supplemental Indenture dated as of August 17, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(256)
4.575	Four Hundred Eighty-Ninth Supplemental Indenture dated as of August 17, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2025(256)
4.576	Four Hundred Ninetieth Supplemental Indenture dated as of August 24, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(257)
4.577	Four Hundred Eighty-Ninth Supplemental Indenture dated as of August 24, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2025(257)
10.1	Investment Advisory Agreement between Registrant and Prospect Capital Management L.P.(2)
10.2	Administration Agreement between Registrant and Prospect Administration LLC(2)
10.3	Dividend Reinvestment and Direct Stock Purchase Plan(174)
10.4	Trademark License Agreement between the Registrant and Prospect Capital Investment Management, LLC(2)
10.5	Transfer Agency and Registrar Services Agreement(4)
10.6
Fifth Amended and Restated Loan and Servicing Agreement, dated August 29, 2014, among Prospect Capital Funding LLC, Prospect Capital Corporation, the lenders from time to time party thereto, the managing agents from time to time party thereto, U.S. Bank National Association as Calculation Agent, Paying Agent and Documentation Agent, KeyBank National Association as Facility Agent, Key Equipment Finance Inc. and Royal Bank of Canada as Syndication Agents, and KeyBank National Association as Structuring Agent, Sole Lead Arranger and Sole Bookrunner(13)

10.7
Sixth Amended and Restated Selling Agent Agreement, dated November 10, 2016, by and among, the Registrant, Prospect Capital Management L.P., Prospect Administration LLC, Incapital LLC and the Agents named therein and added from time to time(217)

10.8	Amended and Restated Custody Agreement, dated as of September 23, 2014, by and between the Registrant and U.S. Bank National Association(106)
10.9	Custody Agreement, dated as of April 24, 2013, by and between the Registrant and Israeli Discount Bank of New York Ltd.(5)
10.10	Custody Agreement, dated as of October 28, 2013, by and between the Registrant and Fifth Third Bank(82)
10.11	Custody Agreement, dated as of May 9, 2014, by and between the Registrant and Customers Bank(104)
10.12	Custody Agreement, dated as of May 9, 2014, by and between the Registrant and Peapack-Gladstone Bank(105)
10.13	Custody Agreement, dated as of October 10, 2014, by and between Prospect Yield Corporation, LLC and U.S. Bank National Association(106)
10.14	Debt Distribution Agreement, dated June 22, 2016(190)
10.15	Form of Debt Distribution Agreement(208)
10.16	Underwriting Agreement, dated April 6, 2017, by and among Prospect Capital Corporation, Prospect Capital Management L.P., Prospect Administration LLC and Goldman, Sachs & Co.(237)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
14	Code of Ethics(258)
21	Subsidiaries of the Registrant (included in the notes to the consolidated financial statements contained in this annual report)
22.1	Proxy Statement(259)

Exhibit No.
22.2	Published report regarding matters submitted to vote of security holders(260)
23.1	Consent of BDO USA, LLP, Certified Public Accountants of National Property REIT Corp.*
23.2	Consent of RSM US LLP, Certified Public Accountants of First Tower Finance Company LLC*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
99.1	Audited Combined Consolidated Financial Statements of National Property REIT Corp. for the years ended December 31, 2016 and 2015*
99.2	Unaudited Combined Consolidated Statement of Operations of National Property REIT Corp. for the period ended December 31, 2014*
99.3	Audited Consolidated Financial Statements of First Tower Finance Company LLC for the years ended December 31, 2016 and December 31, 2015*
99.4	Audited Consolidated Financial Statements of First Tower Finance Company LLC for the years ended December 31, 2015 and December 31, 2014*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference from the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 6, 2004.
(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(4)	Incorporated by reference from the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 23, 2004.
(5)	Incorporated by reference to Exhibit 10.258 of the Registrant’s Form 10-K filed on August 21, 2013.
(6)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on February 18, 2011.
(7)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on December 21, 2010.
(8)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on February 18, 2011.
(9)	Incorporated by reference from the Registrant’s Registration Statement on Form N-2, filed on September 1, 2011.
(10)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on March 1, 2012.
(11)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on March 8, 2012.
(12)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 14, 2012.
(13)	Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed on September 2, 2014.
(14)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on April 5, 2012.
(15)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on April 12, 2012.
(16)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on April 16, 2012.
(17)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on April 16, 2012.
(18)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on April 26, 2012.
(19)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on August 14, 2012.
(20)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on August 14, 2012.
(21)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on September 27, 2012.
(22)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on October 4, 2012.

(23)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 23, 2012.
(24)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 29, 2012.
(25)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 6, 2012.
(26)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 13, 2012.
(27)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 20, 2012.
(28)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on December 21, 2012.
(29)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on December 28, 2012.
(30)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 4, 2013.
(31)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 10, 2013.
(32)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on January 17, 2013.
(33)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on January 25, 2013.
(34)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on January 31, 2013.
(35)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on February 7, 2013.
(36)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on February 22, 2013.
(37)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on February 28, 2013.
(38)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 7, 2013.
(39)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on March 14, 2013.
(40)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on March 15, 2013.
(41)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on March 15, 2013.
(42)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on March 21, 2013.
(43)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on March 28, 2013.
(44)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on April 4, 2013.
(45)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on April 11, 2013.
(46)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on April 18, 2013.
(47)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on April 25, 2013.
(48)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on May 2, 2013.
(49)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on May 9, 2013.
(50)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on May 23, 2013.
(51)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on May 31, 2013.

(52)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on June 6, 2013.
(53)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on June 13, 2013.
(54)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on June 20, 2013.
(55)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on June 27, 2013.
(56)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on July 5, 2013.
(57)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on July 11, 2013.
(58)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on July 18, 2013.
(59)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on July 25, 2013.
(60)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 1, 2013.
(61)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on August 8, 2013.
(62)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on August 15, 2013.
(63)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on August 22, 2013.
(64)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on September 6, 2013.
(65)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on September 12, 2013.
(66)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on September 19, 2013.
(67)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on September 26, 2013.
(68)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on October 3, 2013.
(69)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on October 10, 2013.
(70)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 51 to the Registration Statement on Form N-2, filed on October 18, 2013.
(71)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on October 24, 2013.
(72)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on October 31, 2013.
(73)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on November 7, 2013.
(74)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on November 15, 2013.
(75)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on November 21, 2013.
(76)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on November 29, 2013.
(77)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on December 5, 2013.
(78)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on December 12, 2013.
(79)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on December 19, 2013.

(80)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on December 27, 2013.
(81)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on January 3, 2014.
(82)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on January 9, 2014.
(83)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on January 16, 2014.
(84)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on January 24, 2014.
(85)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on January 30, 2014.
(86)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on February 6, 2014.
(87)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on February 13, 2014.
(88)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on February 19, 2014.
(89)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on February 21, 2014.
(90)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on February 27, 2014.
(91)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on March 6, 2014.
(92)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on March 11, 2014.
(93)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on March 13, 2014.
(94)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on March 20, 2014.
(95)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on March 27, 2014.
(96)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on April 3, 2014.
(97)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on April 7, 2014.
(98)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on April 10, 2014.
(99)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on April 16, 2014.
(100)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on April 17, 2014.
(101)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on April 24, 2014.
(102)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on May 1, 2014.
(103)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on May 8, 2014.
(104)	Incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-K, filed on August 25, 2014.
(105)	Incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K, filed on August 25, 2014.
(106)	Incorporated by reference from the Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 14, 2014.
(107)	Incorporated by reference to Exhibit 99.1 of the Registrant's Form 10-K/A, filed on November 3, 2014.
(108)	Incorporated by reference from the Registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 3, 2014.

(109)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 3, 2014.
(110)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 20, 2014.
(111)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 28, 2014.
(112)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 4, 2014.
(113)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 11, 2014.
(114)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 18, 2014.
(115)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on December 29, 2014.
(116)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on January 5, 2015.
(117)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 8, 2015.
(118)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 15, 2015.
(119)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on January 23, 2015.
(120)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on January 29, 2015.
(121)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on February 5, 2015.
(122)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on February 20, 2015.
(123)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on February 26, 2015.
(124)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on March 5, 2015.
(125)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on March 12, 2015.
(126)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 19, 2015.
(127)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on March 26, 2015.
(128)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on April 2, 2015.
(129)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on April 9, 2015.
(130)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on April 16, 2015.
(131)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on April 23, 2015.
(132)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on April 29, 2015.
(133)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on May 7, 2015.
(134)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on May 21, 2015.
(135)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on May 29, 2015.
(136)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on June 4, 2015.

(137)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on June 11, 2015.
(138)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on June 18, 2015.
(139)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on June 25, 2015.
(140)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 2, 2015.
(141)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on July 9, 2015.
(142)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on July 16, 2015.
(143)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on July 23, 2015.
(144)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on July 30, 2015.
(145)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on August 6, 2015.
(146)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on August 13, 2015.
(147)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on August 20, 2015.
(148)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 27, 2015.
(149)	Incorporated by reference to Exhibit 14 of the Registrant’s Form 10-K, filed on August 26, 2015.
(150)	Incorporated by reference from the Registrant's Pre-Effective Registration Statement on Form N-2, filed on August 31, 2015.
(151)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 10-K/A, filed on September 11, 2015.
(152)	Incorporated by reference to Exhibit 99.2 of the Registrant’s Form 10-K/A, filed on September 11, 2015.
(153)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on September 16, 2015.
(154)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on September 17, 2015.
(155)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on September 24, 2015.
(156)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on October 1, 2015.
(157)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on October 8, 2015.
(158)	Incorporated by reference from the Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 9, 2015.
(159)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on October 16, 2015.
(160)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on October 22, 2015.
(161)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on October 29, 2015.
(162)	Incorporated by reference from the Registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 2, 2015.
(163)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on November 4, 2015.
(164)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 19, 2015.
(165)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 27, 2015.

(166)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on December 3, 2015.
(167)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 10, 2015.
(168)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 17, 2015.
(169)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 24, 2015.
(170)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on December 31, 2015.
(171)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on January 7, 2016.
(172)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 14, 2016.
(173)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 22, 2016.
(174)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on February 12, 2016.
(175)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on March 3, 2016.
(176)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on March 10, 2016.
(177)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on March 17, 2016.
(178)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on March 24, 2016.
(179)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on March 31, 2016.
(180)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on April 7, 2016.
(181)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on April 14, 2016.
(182)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on April 21, 2016.
(183)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on April 28, 2016.
(184)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on May 5, 2016.
(185)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on May 12, 2016.
(186)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on May 26, 2016.
(187)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on June 3, 2016.
(188)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on June 9, 2016.
(189)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on June 16, 2016.
(190)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on June 23, 2016.
(191)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on June 30, 2016.
(192)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on July 8, 2016.
(193)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on July 14, 2016.

(194)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on July 21, 2016.
(195)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 28, 2016.
(196)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on August 4, 2016.
(197)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on August 11, 2016.
(198)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on August 18, 2016.
(199)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on August 25, 2016.
(200)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on July 8, 2016.
(201)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on July 14, 2016.
(202)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on July 21, 2016.
(203)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 28, 2016.
(204)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on August 4, 2016.
(205)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on August 11, 2016.
(206)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on August 18, 2016.
(207)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on August 25, 2016.
(208)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on September 1, 2016.
(209)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on September 15, 2016.
(210)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on September 22, 2016.
(211)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on September 29, 2016.
(212)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on October 6, 2016.
(213)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on October 14, 2016.
(214)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on October 20, 2016.
(215)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on October 27, 2016.
(216)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on November 3, 2016.
(217)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 25, 2016.
(218)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on December 1, 2016.
(219)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on December 8, 2016.
(220)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 15, 2016.
(221)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 22, 2016.

(222)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 30, 2016.
(223)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on January 6, 2017.
(224)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on January 12, 2017.
(225)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 20, 2017.
(226)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 26, 2017.
(227)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on February 2, 2017.
(228)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on February 9, 2017.
(229)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on February 24, 2017.
(230)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on March 2, 2017.
(231)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on March 9, 2017.
(232)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on March 16, 2017.
(233)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on March 23, 2017.
(234)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 30, 2017.
(235)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on April 6, 2017.
(236)	Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K, filed on April 11, 2017.
(237)	Incorporated by reference to Exhibit 1.1 of the Registrant's Form 8-K, filed on April 11, 2017.
(238)	Incorporated by reference to Exhibit 5.1 of the Registrant's Form 8-K, filed on April 11, 2017.
(239)	Incorporated by reference to Exhibit 5.2 of the Registrant's Form 8-K, filed on April 11, 2017.
(240)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on April 20, 2017.
(241)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on April 27, 2017.
(242)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on May 4, 2017.
(243)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on May 11, 2017.
(244)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on May 25, 2017.
(245)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on June 2, 2017.
(246)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on June 8, 2017.
(247)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on June 15, 2017.
(248)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on June 22, 2017.
(249)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on June 29, 2017.
(250)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on July 7, 2017.

(251)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 13, 2017.
(252)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on July 20, 2017.
(253)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on July 27, 2017.
(254)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on August 3, 2017.
(255)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on August 10, 2017.
(256)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on August 17, 2017.
(257)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on August 24, 2017.
(258)	Incorporated by reference to Exhibit 14 of the Registrant's Form 10-K/A, filed on October 20, 2016.
(259)	Incorporated by reference from the Registrant's Proxy Statement, filed on September 12, 2016.
(260)	Incorporated by reference from the Registrant’s Form 8-K, filed on December 6, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 28, 2017.

PROSPECT CAPITAL CORPORATION

By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN F. BARRY III	/s/ ANDREW C. COOPER
John F. Barry III	Andrew C. Cooper
Chairman of the Board, Chief Executive Officer and Director	Director
August 28, 2017	August 28, 2017

/s/ BRIAN H. OSWALD	/s/ WILLIAM J. GREMP
Brian H. Oswald	William J. Gremp
Chief Financial Officer	Director
August 28, 2017	August 28, 2017

/s/ M. GRIER ELIASEK	/s/ EUGENE S. STARK
M. Grier Eliasek	Eugene S. Stark
President, Chief Operating Officer and Director	Director
August 28, 2017	August 28, 2017