Form 10-K/A
period 2017-06-30
PROSPECT CAPITAL CORP
filed 2017-10-23
CIK 1287032

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
As of October 20, 2017, there were 360,310,422 shares of the Registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement relating to the 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the registrant’s Annual Report on Form 10-K for the year ended June 30, 2017, filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2017 (the “Annual Report”), is being filed solely to include an executed copy of the Audited Consolidated Financial Statements of First Tower Finance Company LLC previously filed as Exhibit 99.4 to the Annual Report (the “Original Exhibit”). The executed signature page for such exhibit was received prior to the filing of the Annual Report but an unsigned copy of the signature page was inadvertently included in the Original Exhibit. As required by the rules of the SEC, this Amendment also includes as exhibits new certifications of the registrant’s Chief Executive Officer and Chief Financial Officer. Except as set forth above, no changes have been made to the Annual Report, and this Amendment speaks as of the Annual Report’s original filing date and does not amend, modify or update the disclosures in the Annual Report in any way. Accordingly, this Amendment should be read in conjunction with the Annual Report and the registrant’s other filings with the SEC.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certification exhibits have been revised accordingly.
This Amendment should be read in conjunction with the Original 10-K and the Company’s other filings made with the SEC subsequent to the filing of the Original 10-K on August 28, 2017. This Amendment is not intended to, nor does it, reflect events occurring after the filing of the Original 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this amended Annual Report:

1.	Financial Statements – See the Index to Consolidated Financial Statements in Item 8 of this report.

2.	Financial Statement Schedules – The financial statements of First Tower Finance Company LLC required by Rule 3-09 of Regulation S-X will be provided as Exhibit 99.4 to this report.

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

4.11	Third Supplemental Indenture dated as of April 5, 2012, to the U.S. Bank Indenture and Form of 6.850% Prospect Capital InterNote® due 2022(14)
4.12	Fourth Supplemental Indenture dated as of April 12, 2012, to the U.S. Bank Indenture and Form of 6.700% Prospect Capital InterNote® due 2022(15)
4.13	Indenture dated as of April 16, 2012 relating to the 5.375% Senior Convertible Notes, by and between the Registrant and American Stock Transfer & Trust Company, as Trustee(16)
4.14	Form of 5.375% Senior Convertible Note due 2017(17)
4.15	Fifth Supplemental Indenture dated as of April 26, 2012, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2022(18)
4.16	Indenture dated as of August 14, 2012 relating to the 5.75% Senior Convertible Notes, by and between the Registrant and American Stock Transfer & Trust Company, as Trustee(19)
4.17	Form of 5.75% Senior Convertible Note due 2018(20)
4.18	Nineteenth Supplemental Indenture dated as of September 27, 2012, to the U.S. Bank Indenture and Form of 5.850% Prospect Capital InterNote® due 2019(21)
4.19	Twentieth Supplemental Indenture dated as of October 4, 2012, to the U.S. Bank Indenture and Form of 5.700% Prospect Capital InterNote® due 2019(22)
4.20	Twenty-First Supplemental Indenture dated as of November 23, 2012, to the U.S. Bank Indenture and Form of 5.125% Prospect Capital InterNote® due 2019(23)

Exhibit No.
4.21	Twenty-Second Supplemental Indenture dated as of November 23, 2012, to the U.S. Bank Indenture and Form of 6.625% Prospect Capital InterNote® due 2042(23)
4.22	Twenty-Third Supplemental Indenture dated as of November 29, 2012, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2019(24)
4.23	Twenty-Fourth Supplemental Indenture dated as of November 29, 2012, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2032(24)
4.24	Twenty-Fifth Supplemental Indenture dated as of November 29, 2012, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2042(24)
4.25	Twenty-Sixth Supplemental Indenture dated as of December 6, 2012, to the U.S. Bank Indenture and Form of 4.875% Prospect Capital InterNote® due 2019(25)
4.26	Twenty-Eighth Supplemental Indenture dated as of December 6, 2012, to the U.S. Bank Indenture and Form of 6.375% Prospect Capital InterNote® due 2042(25)
4.27	Twenty-Ninth Supplemental Indenture dated as of December 13, 2012, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2019(26)
4.28	Thirty-First Supplemental Indenture dated as of December 13, 2012, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2042(26)
4.29	Thirty-Second Supplemental Indenture dated as of December 20, 2012, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2019(27)
4.30	Thirty-Fourth Supplemental Indenture dated as of December 20, 2012, to the U.S. Bank Indenture and Form of 6.125% Prospect Capital InterNote® due 2042(27)
4.31	Indenture dated as of December 21, 2012, by and between the Registrant and American Stock Transfer & Trust Company, as Trustee and Form of Global Note 5.875% Convertible Senior Note Due 2019(28)
4.32	Thirty-Fifth Supplemental Indenture dated as of December 28, 2012, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2019(29)
4.33	Thirty-Sixth Supplemental Indenture dated as of December 28, 2012, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2030(29)
4.34	Thirty-Seventh Supplemental Indenture dated as of December 28, 2012, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2042(29)
4.35	Thirty-Eighth Supplemental Indenture dated as of January 4, 2013, to the U.S. Bank Indenture and Form of 4.375% Prospect Capital InterNote® due 2020(30)
4.36	Thirty-Ninth Supplemental Indenture dated as of January 4, 2013, to the U.S. Bank Indenture and Form of 4.875% Prospect Capital InterNote® due 2031(30)
4.37	Fortieth Supplemental Indenture dated as of January 4, 2013, to the U.S. Bank Indenture and Form of 5.875% Prospect Capital InterNote® due 2043(30)
4.38	Forty-First Supplemental Indenture dated as of January 10, 2013, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(31)
4.39	Forty-Second Supplemental Indenture dated as of January 10, 2013, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2031(31)
4.40	Forty-Third Supplemental Indenture dated as of January 10, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2043(31)
4.41	Forty-Fourth Supplemental Indenture dated as of January 17, 2013, to the U.S. Bank Indenture and Form of 4.125% Prospect Capital InterNote® due 2020(32)
4.42	Forty-Fifth Supplemental Indenture dated as of January 17, 2013, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2031(32)
4.43	Forty-Sixth Supplemental Indenture dated as of January 17, 2013, to the U.S. Bank Indenture and Form of 5.625% Prospect Capital InterNote® due 2043(32)
4.44	Forty-Seventh Supplemental Indenture dated as of January 25, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2020(33)
4.45	Forty-Eighth Supplemental Indenture dated as of January 25, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2031(33)
4.46	Forty-Ninth Supplemental Indenture dated as of January 25, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(33)

Exhibit No.
4.47	Fiftieth Supplemental Indenture dated as of January 31, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2020(34)
4.48	Fifty-First Supplemental Indenture dated as of January 31, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2031(34)
4.49	Fifty-Second Supplemental Indenture dated as of January 31, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(34)
4.50	Fifty-Third Supplemental Indenture dated as of February 7, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2020(35)
4.51	Fifty-Fourth Supplemental Indenture dated as of February 7, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2031(35)
4.52	Fifty-Fifth Supplemental Indenture dated as of February 7, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(35)
4.53	Fifty-Sixth Supplemental Indenture dated as of February 22, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2020(36)
4.54	Fifty-Seventh Supplemental Indenture dated as of February 22, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2031(36)
4.55	Fifty-Eighth Supplemental Indenture dated as of February 22, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(36)
4.56	Fifty-Ninth Supplemental Indenture dated as of February 28, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2020(37)
4.57	Sixtieth Supplemental Indenture dated as of February 28, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2031(37)
4.58	Sixty-First Supplemental Indenture dated as of February 28, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(37)
4.59	Sixty-Second Supplemental Indenture dated as of March 7, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2020(38)
4.60	Sixty-Third Supplemental Indenture dated as of March 7, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2031(38)
4.61	Sixty-Fourth Supplemental Indenture dated as of March 7, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(38)
4.62	Sixty-Fifth Supplemental Indenture dated as of March 14, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2020(39)
4.63	Sixty-Sixth Supplemental Indenture dated as of March 14, 2013, to the U.S. Bank Indenture and Form of 4.125% to 6.000% Prospect Capital InterNote® due 2031(39)
4.64	Sixty-Seventh Supplemental Indenture dated as of March 14, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(39)
4.65	Sixty-Eighth Supplemental Indenture dated as of March 14, 2013, to the U.S. Bank Indenture and Form of Floating Prospect Capital InterNote® due 2023(39)
4.66	Supplemental Indenture dated as of March 15, 2013, to the U.S. Bank Indenture(40)
4.67	Form of Global Note 5.875% Senior Note due 2023(40)
4.68	Sixty-Ninth Supplemental Indenture dated as of March 21, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2020(42)
4.69	Seventieth Supplemental Indenture dated as of March 21, 2013, to the U.S. Bank Indenture and Form of 4.125% to 6.000% Prospect Capital InterNote® due 2031(42)
4.70	Seventy-First Supplemental Indenture dated as of March 21, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(42)
4.71	Seventy-Second Supplemental Indenture dated as of March 21, 2013, to the U.S. Bank Indenture and Form of Floating Prospect Capital InterNote® due 2023(42)
4.72	Seventy-Third Supplemental Indenture dated as of March 28, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2020(43)
4.73	Seventy-Fourth Supplemental Indenture dated as of March 28, 2013, to the U.S. Bank Indenture and Form of 4.125% to 6.000% Prospect Capital InterNote® due 2031(43)
4.74	Seventy-Fifth Supplemental Indenture dated as of March 28, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2043(43)

Exhibit No.
4.75	Seventy-Sixth Supplemental Indenture dated as of March 28, 2013, to the U.S. Bank Indenture and Form of Floating Prospect Capital InterNote® due 2023(43)
4.76	Seventy-Seventh Supplemental Indenture dated as of April 4, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2020(44)
4.77	Seventy-Eighth Supplemental Indenture dated as of April 4, 2013, to the U.S. Bank Indenture and Form of 4.625% to 6.500% Prospect Capital InterNote® due 2031(44)
4.78	Seventy-Ninth Supplemental Indenture dated as of April 4, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2043(44)
4.79	Eightieth Supplemental Indenture dated as of April 4, 2013, to the U.S. Bank Indenture and Form of Floating Prospect Capital InterNote® due 2023(44)
4.80	Eighty-First Supplemental Indenture dated as of April 11, 2013, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2020(45)
4.81	Eighty-Third Supplemental Indenture dated as of April 11, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2043(45)
4.82	Eighty-Fourth Supplemental Indenture dated as of April 11, 2013, to the U.S. Bank Indenture and Form of Floating Prospect Capital InterNote® due 2023(45)
4.83	Eighty-Fifth Supplemental Indenture dated as of April 18, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2020(46)
4.84	Eighty-Sixth Supplemental Indenture dated as of April 18, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2031(46)
4.85	Eighty-Seventh Supplemental Indenture dated as of April 18, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2043(46)
4.86	Eighty-Eighth Supplemental Indenture dated as of April 25, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2020(47)
4.87	Eighty-Ninth Supplemental Indenture dated as of April 25, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2031(47)
4.88	Ninetieth Supplemental Indenture dated as of April 25, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2043(47)
4.89	Ninety-First Supplemental Indenture dated as of May 2, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2020(48)
4.90	Ninety-Second Supplemental Indenture dated as of May 2, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(48)
4.91	Ninety-Third Supplemental Indenture dated as of May 2, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(48)
4.92	Ninety-Fourth Supplemental Indenture dated as of May 9, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2020(49)
4.93	Ninety-Fifth Supplemental Indenture dated as of May 9, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(49)
4.94	Ninety-Sixth Supplemental Indenture dated as of May 9, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(49)
4.95	Ninety-Seventh Supplemental Indenture dated as of May 23, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2020(50)
4.96	Ninety-Eighth Supplemental Indenture dated as of May 23, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(50)
4.97	Ninety-Ninth Supplemental Indenture dated as of May 23, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(50)
4.98	One Hundredth Supplemental Indenture dated as of May 23, 2013, to the U.S. Bank Indenture and Form of 5.000% to 7.000% Prospect Capital InterNote® due 2028(50)
4.99	One Hundred-First Supplemental Indenture dated as of May 31, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2020(51)
4.100	One Hundred-Second Supplemental Indenture dated as of May 31, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(51)
4.101	One Hundred-Third Supplemental Indenture dated as of May 31, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(51)

Exhibit No.
4.102	One Hundred-Fourth Supplemental Indenture dated as of June 6, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2020(52)
4.103	One Hundred-Fifth Supplemental Indenture dated as of June 6, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(52)
4.104	One Hundred-Sixth Supplemental Indenture dated as of June 6, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(52)
4.105	One Hundred-Seventh Supplemental Indenture dated as of June 6, 2013, to the U.S. Bank Indenture and Form of 5.000% to 7.000% Prospect Capital InterNote® due 2028(52)
4.106	One Hundred-Eighth Supplemental Indenture dated as of June 13, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2020(53)
4.107	One Hundred-Ninth Supplemental Indenture dated as of June 13, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(53)
4.108	One Hundred-Tenth Supplemental Indenture dated as of June 13, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(53)
4.109	One Hundred-Eleventh Supplemental Indenture dated as of June 20, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2020(54)
4.110	One Hundred-Twelfth Supplemental Indenture dated as of June 20, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(54)
4.111	One Hundred-Thirteenth Supplemental Indenture dated as of June 20, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(54)
4.112	One Hundred-Fifteenth Supplemental Indenture dated as of June 27, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2031(55)
4.113	One Hundred-Sixteenth Supplemental Indenture dated as of June 27, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(55)
4.114	One Hundred-Seventeenth Supplemental Indenture dated as of July 5, 2013, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(56)
4.115	One Hundred-Eighteenth Supplemental Indenture dated as of July 5, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2031(56)
4.116	One Hundred-Nineteenth Supplemental Indenture dated as of July 5, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(56)
4.117	One Hundred-Twentieth Supplemental Indenture dated as of July 5, 2013, to the U.S. Bank Indenture and Form of 6.750% Prospect Capital InterNote® due 2043(56)
4.118	One Hundred Twenty-First Supplemental Indenture dated as of July 11, 2013, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(57)
4.119	One Hundred Twenty-Second Supplemental Indenture dated as of July 11, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2031(57)
4.120	One Hundred Twenty-Third Supplemental Indenture dated as of July 11, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(57)
4.121	One Hundred Twenty-Fourth Supplemental Indenture dated as of July 11, 2013, to the U.S. Bank Indenture and Form of 6.750% Prospect Capital InterNote® due 2043(57)
4.122	One Hundred Twenty-Fifth Supplemental Indenture dated as of July 18, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2020(58)
4.123	One Hundred Twenty-Sixth Supplemental Indenture dated as of July 18, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(58)
4.124	One Hundred Twenty-Seventh Supplemental Indenture dated as of July 18, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(58)
4.125	One Hundred Twenty-Eighth Supplemental Indenture dated as of July 18, 2013, to the U.S. Bank Indenture and Form of 6.750% Prospect Capital InterNote® due 2043(58)
4.126	One Hundred Twenty-Ninth Supplemental Indenture dated as of July 25, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2020(59)
4.127	One Hundred Thirtieth Supplemental Indenture dated as of July 25, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2031(59)
4.128	One Hundred Thirty-First Supplemental Indenture dated as of July 25, 2013, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2043(59)

Exhibit No.
4.129	One Hundred Thirty-Second Supplemental Indenture dated as of July 25, 2013, to the U.S. Bank Indenture and Form of 6.750% Prospect Capital InterNote® due 2043(59)
4.130	One Hundred Thirty-Third Supplemental Indenture dated as of August 1, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2019(60)
4.131	One Hundred Thirty-Fourth Supplemental Indenture dated as of August 1, 2013, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2021(60)
4.132	One Hundred Thirty-Fifth Supplemental Indenture dated as of August 1, 2013, to the U.S. Bank Indenture and Form of 6.125% Prospect Capital InterNote® due 2031(60)
4.133	One Hundred Thirty-Sixth Supplemental Indenture dated as of August 1, 2013, to the U.S. Bank Indenture and Form of 6.625% Prospect Capital InterNote® due 2043(60)
4.134	One Hundred Thirty-Seventh Supplemental Indenture dated as of August 8, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(61)
4.135	One Hundred Thirty-Eighth Supplemental Indenture dated as of August 8, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(61)
4.136	One Hundred Thirty-Ninth Supplemental Indenture dated as of August 8, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2031(61)
4.137	One Hundred Fortieth Supplemental Indenture dated as of August 8, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(61)
4.138	One Hundred Forty-First Supplemental Indenture dated as of August 15, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(62)
4.139	One Hundred Forty-Second Supplemental Indenture dated as of August 15, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(62)
4.140	One Hundred Forty-Third Supplemental Indenture dated as of August 15, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(62)
4.141	One Hundred Forty-Fourth Supplemental Indenture dated as of August 15, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(62)
4.142	One Hundred Forty-Fifth Supplemental Indenture dated as of August 22, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(63)
4.143	One Hundred Forty-Sixth Supplemental Indenture dated as of August 22, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(63)
4.144	One Hundred Forty-Seventh Supplemental Indenture dated as of August 22, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(63)
4.145	One Hundred Forty-Eighth Supplemental Indenture dated as of August 22, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(63)
4.146	One Hundred Forty-Ninth Supplemental Indenture dated as of September 6, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(64)
4.147	One Hundred Fiftieth Supplemental Indenture dated as of September 6, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(64)
4.148	One Hundred Fifty-First Supplemental Indenture dated as of September 6, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(64)
4.149	One Hundred Fifty-Second Supplemental Indenture dated as of September 6, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(64)
4.150	One Hundred Fifty-Third Supplemental Indenture dated as of September 12, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(65)
4.151	One Hundred Fifty-Fourth Supplemental Indenture dated as of September 12, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(65)
4.152	One Hundred Fifty-Fifth Supplemental Indenture dated as of September 12, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(65)
4.153	One Hundred Fifty-Sixth Supplemental Indenture dated as of September 12, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(65)
4.154	One Hundred Fifty-Seventh Supplemental Indenture dated as of September 19, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(66)
4.155	One Hundred Fifty-Eighth Supplemental Indenture dated as of September 19, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(66)

Exhibit No.
4.156	One Hundred Fifty-Ninth Supplemental Indenture dated as of September 19, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(66)
4.157	One Hundred Sixtieth Supplemental Indenture dated as of September 19, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(66)
4.158	One Hundred Sixty-First Supplemental Indenture dated as of September 26, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(67)
4.159	One Hundred Sixty-Second Supplemental Indenture dated as of September 26, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(67)
4.160	One Hundred Sixty-Third Supplemental Indenture dated as of September 26, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(67)
4.161	One Hundred Sixty-Fourth Supplemental Indenture dated as of September 26, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(67)
4.162	One Hundred Sixty-Fifth Supplemental Indenture dated as of October 3, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(68)
4.163	One Hundred Sixty-Sixth Supplemental Indenture dated as of October 3, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(68)
4.164	One Hundred Sixty-Seventh Supplemental Indenture dated as of October 3, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(68)
4.165	One Hundred Sixty-Eighth Supplemental Indenture dated as of October 3, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(68)
4.166	One Hundred Sixty-Ninth Supplemental Indenture dated as of October 10, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(69)
4.167	One Hundred Seventieth Supplemental Indenture dated as of October 10, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(69)
4.168	One Hundred Seventy-First Supplemental Indenture dated as of October 10, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(69)
4.169	One Hundred Seventy-Second Supplemental Indenture dated as of October 10, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(69)
4.170	One Hundred Seventy-Third Supplemental Indenture dated as of October 18, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(70)
4.171	One Hundred Seventy-Fourth Supplemental Indenture dated as of October 18, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(70)
4.172	One Hundred Seventy-Fifth Supplemental Indenture dated as of October 18, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(70)
4.173	One Hundred Seventy-Sixth Supplemental Indenture dated as of October 18, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(70)
4.174	One Hundred Seventy-Seventh Supplemental Indenture dated as of October 24, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2016(71)
4.175	One Hundred Seventy-Eighth Supplemental Indenture dated as of October 24, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(71)
4.176	One Hundred Seventy-Ninth Supplemental Indenture dated as of October 24, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(71)
4.177	One Hundred Eightieth Supplemental Indenture dated as of October 24, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2033(71)
4.178	One Hundred Eighty-First Supplemental Indenture dated as of October 24, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2043(71)
4.179	One Hundred Eighty-Second Supplemental Indenture dated as of October 31, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2017(72)
4.180	One Hundred Eighty-Third Supplemental Indenture dated as of October 31, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(72)
4.181	One Hundred Eighty-Fourth Supplemental Indenture dated as of October 31, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(72)
4.182	One Hundred Eighty-Fifth Supplemental Indenture dated as of October 31, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(72)

Exhibit No.
4.183	One Hundred Eighty-Sixth Supplemental Indenture dated as of October 31, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(72)
4.184	One Hundred Eighty-Seventh Supplemental Indenture dated as of November 7, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2017(73)
4.185	One Hundred Eighty-Eighth Supplemental Indenture dated as of November 7, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(73)
4.186	One Hundred Eighty-Ninth Supplemental Indenture dated as of November 7, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(73)
4.187	One Hundred Ninetieth Supplemental Indenture dated as of November 7, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(73)
4.188	One Hundred Ninety-First Supplemental Indenture dated as of November 7, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(73)
4.189	One Hundred Ninety-Second Supplemental Indenture dated as of November 15, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2017(74)
4.190	One Hundred Ninety-Third Supplemental Indenture dated as of November 15, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(74)
4.191	One Hundred Ninety-Fourth Supplemental Indenture dated as of November 15, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(74)
4.192	One Hundred Ninety-Fifth Supplemental Indenture dated as of November 15, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(74)
4.193	One Hundred Ninety-Sixth Supplemental Indenture dated as of November 15, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(74)
4.194	One Hundred Ninety-Seventh Supplemental Indenture dated as of November 21, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2017(75)
4.195	One Hundred Ninety-Eighth Supplemental Indenture dated as of November 21, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(75)
4.196	One Hundred Ninety-Ninth Supplemental Indenture dated as of November 21, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(75)
4.197	Two Hundredth Supplemental Indenture dated as of November 21, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2028(75)
4.198	Two Hundred First Supplemental Indenture dated as of November 21, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(75)
4.199	Two Hundred Second Supplemental Indenture dated as of November 29, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2017(76)
4.200	Two Hundred Third Supplemental Indenture dated as of November 29, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(76)
4.201	Two Hundred Fourth Supplemental Indenture dated as of November 29, 2013, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2020(76)
4.202	Two Hundred Fifth Supplemental Indenture dated as of November 29, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(76)
4.203	Two Hundred Sixth Supplemental Indenture dated as of November 29, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(76)
4.204	Two Hundred Seventh Supplemental Indenture dated as of December 5, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2017(77)
4.205	Two Hundred Eighth Supplemental Indenture dated as of December 5, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(77)
4.206	Two Hundred Tenth Supplemental Indenture dated as of December 5, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(77)
4.207	Two Hundred Eleventh Supplemental Indenture dated as of December 5, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(77)
4.208	Two Hundred Twelfth Supplemental Indenture dated as of December 12, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2017(78)
4.209	Two Hundred Thirteenth Supplemental Indenture dated as of December 12, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(78)

Exhibit No.
4.210	Two Hundred Fifteenth Supplemental Indenture dated as of December 12, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(78)
4.211	Two Hundred Sixteenth Supplemental Indenture dated as of December 12, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(78)
4.212	Two Hundred Seventeenth Supplemental Indenture dated as of December 19, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2017(79)
4.213	Two Hundred Eighteenth Supplemental Indenture dated as of December 19, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(79)
4.214	Two Hundred Twentieth Supplemental Indenture dated as of December 19, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(79)
4.215	Two Hundred Twenty-First Supplemental Indenture dated as of December 19, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(79)
4.216	Two Hundred Twenty-Second Supplemental Indenture dated as of December 27, 2013, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2017(80)
4.217	Two Hundred Twenty-Third Supplemental Indenture dated as of December 27, 2013, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2018(80)
4.218	Two Hundred Twenty-Fifth Supplemental Indenture dated as of December 27, 2013, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(80)
4.219	Two Hundred Twenty-Sixth Supplemental Indenture dated as of December 27, 2013, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2038(80)
4.220	Two Hundred Twenty-Seventh Supplemental Indenture dated as of January 3, 2014, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2018(81)
4.221	Two Hundred Twenty-Eighth Supplemental Indenture dated as of January 3, 2014, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2019(81)
4.222	Two Hundred Twenty-Ninth Supplemental Indenture dated as of January 3, 2014, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(81)
4.223	Two Hundred Thirtieth Supplemental Indenture dated as of January 3, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(81)
4.224	Two Hundred Thirty-First Supplemental Indenture dated as of January 3, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(81)
4.225	Two Hundred Thirty-Second Supplemental Indenture dated as of January 9, 2014, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2018(82)
4.226	Two Hundred Thirty-Third Supplemental Indenture dated as of January 9, 2014, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2019(82)
4.227	Two Hundred Thirty-Fourth Supplemental Indenture dated as of January 9, 2014, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(82)
4.228	Two Hundred Thirty-Fifth Supplemental Indenture dated as of January 9, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(82)
4.229	Two Hundred Thirty-Sixth Supplemental Indenture dated as of January 9, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(82)
4.230	Two Hundred Thirty-Seventh Supplemental Indenture dated as of January 16, 2014, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2018(83)
4.231	Two Hundred Thirty-Eighth Supplemental Indenture dated as of January 16, 2014, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2019(83)
4.232	Two Hundred Thirty-Ninth Supplemental Indenture dated as of January 16, 2014, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(83)
4.233	Two Hundred Fortieth Supplemental Indenture dated as of January 16, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(83)
4.234	Two Hundred Forty-First Supplemental Indenture dated as of January 16, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(83)
4.235	Two Hundred Forty-Second Supplemental Indenture dated as of January 24, 2014, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2018(84)
4.236	Two Hundred Forty-Third Supplemental Indenture dated as of January 24, 2014, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2019(84)

Exhibit No.
4.237	Two Hundred Forty-Fourth Supplemental Indenture dated as of January 24, 2014, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(84)
4.238	Two Hundred Forty-Fifth Supplemental Indenture dated as of January 24, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(84)
4.239	Two Hundred Forty-Sixth Supplemental Indenture dated as of January 24, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(84)
4.240	Two Hundred Forty-Seventh Supplemental Indenture dated as of January 30, 2014, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2018(85)
4.241	Two Hundred Forty-Eighth Supplemental Indenture dated as of January 30, 2014, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2019(85)
4.242	Two Hundred Forty-Ninth Supplemental Indenture dated as of January 30, 2014, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(85)
4.243	Two Hundred Fiftieth Supplemental Indenture dated as of January 30, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(85)
4.244	Two Hundred Fifty-First Supplemental Indenture dated as of January 30, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(85)
4.245	Two Hundred Fifty-Second Supplemental Indenture dated as of February 6, 2014, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2018(86)
4.246	Two Hundred Fifty-Third Supplemental Indenture dated as of February 6, 2014, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2019(86)
4.247	Two Hundred Fifty-Fourth Supplemental Indenture dated as of February 6, 2014, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(86)
4.248	Two Hundred Fifty-Fifth Supplemental Indenture dated as of February 6, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(86)
4.249	Two Hundred Fifty-Sixth Supplemental Indenture dated as of February 6, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(86)
4.250	Two Hundred Fifty-Seventh Supplemental Indenture dated as of February 13, 2014, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2018(87)
4.251	Two Hundred Fifty-Eighth Supplemental Indenture dated as of February 13, 2014, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2019(87)
4.252	Two Hundred Fifty-Ninth Supplemental Indenture dated as of February 13, 2014, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(87)
4.253	Two Hundred Sixtieth Supplemental Indenture dated as of February 13, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(87)
4.254	Two Hundred Sixty-First Supplemental Indenture dated as of February 13, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(87)
4.255	Two Hundred Sixty-Seventh Supplemental Indenture dated as of February 19, 2014, to the U.S. Bank Indenture and Form of 4.75% Prospect Capital InterNote® due 2019(88)
4.256	Two Hundred Sixty-Second Supplemental Indenture dated as of February 21, 2014, to the U.S. Bank Indenture and Form of 4.000% Prospect Capital InterNote® due 2018(89)
4.257	Two Hundred Sixty-Third Supplemental Indenture dated as of February 21, 2014, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2019(89)
4.258	Two Hundred Sixty-Fourth Supplemental Indenture dated as of February 21, 2014, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(89)
4.259	Two Hundred Sixty-Fifth Supplemental Indenture dated as of February 21, 2014, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2026(89)
4.260	Two Hundred Sixty-Sixth Supplemental Indenture dated as of February 21, 2014, to the U.S. Bank Indenture and Form of 6.500% Prospect Capital InterNote® due 2039(89)
4.261	Two Hundred Sixty-Eighth Supplemental Indenture dated as of February 27, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(90)
4.262	Two Hundred Sixty-Ninth Supplemental Indenture dated as of February 27, 2014, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2019(90)
4.263	Two Hundred Seventieth Supplemental Indenture dated as of February 27, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(90)

Exhibit No.
4.264	Two Hundred Seventy-First Supplemental Indenture dated as of February 27, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2026(90)
4.265	Two Hundred Seventy-Second Supplemental Indenture dated as of February 27, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(90)
4.266	Two Hundred Seventy-Third Supplemental Indenture dated as March 6, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(91)
4.267	Two Hundred Seventy-Fourth Supplemental Indenture dated as of March 6, 2014, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2019(91)
4.268	Two Hundred Seventy-Fifth Supplemental Indenture dated as of March 6, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(91)
4.269	Two Hundred Seventy-Sixth Supplemental Indenture dated as of March 6, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2026(91)
4.270	Two Hundred Seventy-Seventh Supplemental Indenture dated as of March 6, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(91)
4.271	Supplement No. 1 to the Two Hundred Sixty-Seventh Supplemental Indenture dated as of March 11, 2014, to the U.S. Bank Indenture and Form of 4.75% Prospect Capital InterNote® due 2019(92)
4.272	Two Hundred Seventy-Eighth Supplemental Indenture dated as March 13, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(93)
4.273	Two Hundred Seventy-Ninth Supplemental Indenture dated as of March 13, 2014, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2019(93)
4.274	Two Hundred Eightieth Supplemental Indenture dated as of March 13, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(93)
4.275	Two Hundred Eighty-First Supplemental Indenture dated as of March 13, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2026(93)
4.276	Two Hundred Eighty-Second Supplemental Indenture dated as of March 13, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(93)
4.277	Two Hundred Eighty-Fourth Supplemental Indenture dated as March 20, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(94)
4.278	Two Hundred Eighty-Fifth Supplemental Indenture dated as of March 20, 2014, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2019(94)
4.279	Two Hundred Eighty-Sixth Supplemental Indenture dated as of March 20, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(94)
4.280	Two Hundred Eighty-Seventh Supplemental Indenture dated as of March 20, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2026(94)
4.281	Two Hundred Eighty-Eighth Supplemental Indenture dated as of March 20, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(94)
4.282	Two Hundred Eighty-Ninth Supplemental Indenture dated as March 27, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(95)
4.283	Two Hundred Ninetieth Supplemental Indenture dated as of March 20, 2014, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2019(95)
4.284	Two Hundred Ninety-First Supplemental Indenture dated as of March 27, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(95)
4.285	Two Hundred Ninety-Second Supplemental Indenture dated as of March 27, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2026(95)
4.286	Two Hundred Ninety-Third Supplemental Indenture dated as of March 27, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(95)
4.287	Two Hundred Ninety-Fourth Supplemental Indenture dated as of April 3, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(96)
4.288	Two Hundred Ninety-Fifth Supplemental Indenture dated as of April 3, 2014, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2019(96)
4.289	Two Hundred Ninety-Sixth Supplemental Indenture dated as of April 3, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(96)
4.290	Two Hundred Ninety-Seventh Supplemental Indenture dated as of April 3, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(96)

Exhibit No.
4.291	Two Hundred Ninety-Eighth Supplemental Indenture dated as of April 3, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(96)
4.292	Supplemental Indenture dated as of April 7, 2014, to the U.S. Bank Indenture and Form of 5.000% Senior Notes due 2019(97)
4.293	Two Hundred Ninety-Ninth Supplemental Indenture dated as of April 10, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(98)
4.294	Three Hundredth Supplemental Indenture dated as of April 10, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2019(98)
4.295	Three Hundred First Supplemental Indenture dated as of April 10, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(98)
4.296	Three Hundred Second Supplemental Indenture dated as of April 10, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(98)
4.297	Three Hundred Third Supplemental Indenture dated as of April 10, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(98)
4.298
Indenture dated as of April 11, 2014, by and between Prospect Capital Corporation and American Stock Transfer & Trust Company, as Trustee and Form of Global Note of 4.75% Senior Convertible Notes Due 2020(99)

4.299	Three Hundred Fourth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(100)
4.300	Three Hundred Fifth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2019(100)
4.301	Three Hundred Sixth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(100)
4.302	Three Hundred Seventh Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(100)
4.303	Three Hundred Eighth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(100)
4.304	Three Hundred Ninth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(101)
4.305	Three Hundred Tenth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2019(101)
4.306	Three Hundred Eleventh Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(101)
4.307	Three Hundred Twelfth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(101)
4.308	Three Hundred Thirteenth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(101)
4.309	Three Hundred Fourteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(102)
4.310	Three Hundred Fifteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2019(102)
4.311	Three Hundred Sixteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(102)
4.312	Three Hundred Seventeenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(102)
4.313	Three Hundred Eighteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(102)
4.314	Three Hundred Nineteenth Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(103)
4.315	Three Hundred Twentieth Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2019(103)
4.316	Three Hundred Twenty-First Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(103)
4.317	Three Hundred Twenty-Second Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(103)

Exhibit No.
4.318	Three Hundred Twenty-Third Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(103)
4.319	Three Hundred Twenty-Fourth Supplemental Indenture dated as of November 17, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(110)
4.320	Three Hundred Twenty-Fifth Supplemental Indenture dated as of November 28, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(111)
4.321	Three Hundred Twenty-Sixth Supplemental Indenture dated as of December 4, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(112)
4.322	Three Hundred Twenty-Seventh Supplemental Indenture dated as of December 11, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(113)
4.323	Three Hundred Twenty-Eighth Supplemental Indenture dated as of December 18, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(114)
4.324	Three Hundred Twenty-Ninth Supplemental Indenture dated as of December 29, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(115)
4.325	Three Hundred Thirtieth Supplemental Indenture dated as of January 2, 2015, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(116)
4.326	Three Hundred Thirty-First Supplemental Indenture dated as of January 8, 2015, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(117)
4.327	Three Hundred Thirty-Second Supplemental Indenture dated as of January 15, 2015, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2020(118)
4.328	Three Hundred Thirty-Third Supplemental Indenture dated as of January 23, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(119)
4.329	Three Hundred Thirty-Fourth Supplemental Indenture dated as of January 29, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(120)
4.330	Three Hundred Thirty-Fifth Supplemental Indenture dated as of February 5, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(121)
4.331	Three Hundred Thirty-Sixth Supplemental Indenture dated as of February 20, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(122)
4.332	Three Hundred Thirty-Seventh Supplemental Indenture dated as of February 26, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(123)
4.333	Three Hundred Thirty-Eighth Supplemental Indenture dated as of March 5, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(124)
4.334	Three Hundred Thirty-Ninth Supplemental Indenture dated as of March 12, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(125)
4.335	Three Hundred Fortieth Supplemental Indenture dated as of March 19, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(126)
4.336	Three Hundred Forty-First Supplemental Indenture dated as of March 26, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(127)
4.337	Three Hundred Forty-Second Supplemental Indenture dated as of April 2, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(128)
4.338	Three Hundred Forty-Third Supplemental Indenture dated as of April 9, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(129)
4.339	Three Hundred Forty-Fourth Supplemental Indenture dated as of April 16, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(130)
4.340	Three Hundred Forty-Fifth Supplemental Indenture dated as of April 16, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(130)
4.341	Three Hundred Forty-Sixth Supplemental Indenture dated as of April 23, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(131)
4.342	Three Hundred Forty-Seventh Supplemental Indenture dated as of April 23, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(131)
4.343	Three Hundred Forty-Eighth Supplemental Indenture dated as of April 30, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(132)
4.344	Three Hundred Forty-Ninth Supplemental Indenture dated as of April 30, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(132)

Exhibit No.
4.345	Three Hundred Fiftieth Supplemental Indenture dated as of May 7, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(133)
4.346	Three Hundred Fifty-First Supplemental Indenture dated as of May 7, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(133)
4.347	Three Hundred Fifty-Second Supplemental Indenture dated as of May 21, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(134)
4.348	Three Hundred Fifty-Third Supplemental Indenture dated as of May 29, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(135)
4.349	Three Hundred Fifty-Fourth Supplemental Indenture dated as of May 29, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2022(135)
4.350	Three Hundred Fifty-Fifth Supplemental Indenture dated as of June 4, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(136)
4.351	Three Hundred Fifty-Sixth Supplemental Indenture dated as of June 4, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2022(136)
4.352	Three Hundred Fifty-Seventh Supplemental Indenture dated as of June 11, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(137)
4.353	Three Hundred Fifty-Eighth Supplemental Indenture dated as of June 11, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2022(137)
4.354	Three Hundred Fifty-Ninth Supplemental Indenture dated as of June 18, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(138)
4.355	Three Hundred Sixtieth Supplemental Indenture dated as of June 18, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2021(138)
4.356	Three Hundred Sixty-First Supplemental Indenture dated as of June 25, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(139)
4.357	Three Hundred Sixty-Second Supplemental Indenture dated as of June 25, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2021(139)
4.358	Three Hundred Sixty-Third Supplemental Indenture dated as of July 2, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(140)
4.359	Three Hundred Sixty-Fourth Supplemental Indenture dated as of July 2, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2021(140)
4.360	Three Hundred Sixty-Fifth Supplemental Indenture dated as of July 9, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(141)
4.361	Three Hundred Sixty-Sixth Supplemental Indenture dated as of July 9, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(141)
4.362	Three Hundred Sixty-Seventh Supplemental Indenture dated as of July 16, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(142)
4.363	Three Hundred Sixty-Eighth Supplemental Indenture dated as of July 16, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(142)
4.364	Three Hundred Sixty-Ninth Supplemental Indenture dated as of July 23, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(143)
4.365	Three Hundred Seventieth Supplemental Indenture dated as of July 23, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(143)
4.366	Three Hundred Seventy-First Supplemental Indenture dated as of July 30, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(144)
4.367	Three Hundred Seventy-Second Supplemental Indenture dated as of July 30, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(144)
4.368	Three Hundred Seventy-Third Supplemental Indenture dated as of August 6, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(145)
4.369	Three Hundred Seventy-Fourth Supplemental Indenture dated as of August 6, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(145)
4.370	Three Hundred Seventy-Fifth Supplemental Indenture dated as of August 13, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(146)
4.371	Three Hundred Seventy-Sixth Supplemental Indenture dated as of August 13, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(146)

Exhibit No.
4.372	Three Hundred Seventy-Fifth Supplemental Indenture dated as of August 20, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(147)
4.373	Three Hundred Seventy-Sixth Supplemental Indenture dated as of August 20, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(147)
4.374	Three Hundred Seventy-Ninth Supplemental Indenture dated as of August 27, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(148)
4.375	Three Hundred Eightieth Supplemental Indenture dated as of August 27, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(148)
4.376	Three Hundred Eighty-One Supplemental Indenture dated as of September 11, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(153)
4.377	Three Hundred Eighty-Second Supplemental Indenture dated as of September 11, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(153)
4.378	Three Hundred Eighty-Third Supplemental Indenture dated as of September 17, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(154)
4.379	Three Hundred Eighty-Fourth Supplemental Indenture dated as of September 17, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(154)
4.380	Three Hundred Eighty-Fifth Supplemental Indenture dated as of September 24, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(155)
4.381	Three Hundred Eighty-Sixth Supplemental Indenture dated as of September 24, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(155)
4.382	Three Hundred Eighty-Seventh Supplemental Indenture dated as of October 1, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(156)
4.383	Three Hundred Eighty-Eighth Supplemental Indenture dated as of October 1, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(156)
4.384	Three Hundred Eighty-Ninth Supplemental Indenture dated as of October 8, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(157)
4.385	Three Hundred Ninetieth Supplemental Indenture dated as of October 8, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(157)
4.386	Three Hundred Ninety-First Supplemental Indenture dated as of October 16, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(159)
4.387	Three Hundred Ninety-Second Supplemental Indenture dated as of October 16, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(159)
4.388	Three Hundred Ninety-Third Supplemental Indenture dated as of October 22, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(160)
4.389	Three Hundred Ninety-Fourth Supplemental Indenture dated as of October 22, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(160)
4.390	Three Hundred Ninety-Fifth Supplemental Indenture dated as of October 29, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(161)
4.391	Three Hundred Ninety-Sixth Supplemental Indenture dated as of October 29, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(161)
4.392	Three Hundred Ninety-Seventh Supplemental Indenture dated as of November 4, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(163)
4.393	Three Hundred Ninety-Eighth Supplemental Indenture dated as of November 4, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(163)
4.394	Three Hundred Ninety-Ninth Supplemental Indenture dated as of November 19, 2015, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2020(164)
4.395	Four Hundredth Supplemental Indenture dated as of November 19, 2015, to the U.S. Bank Indenture and Form of 5.625% Prospect Capital InterNote® due 2022(164)
4.396	Four Hundred First Supplemental Indenture dated as of November 19, 2015, to the U.S. Bank Indenture and Form of 5.875% Prospect Capital InterNote® due 2025(164)
4.397	Four Hundred Second Supplemental Indenture dated as of November 27, 2015, to the U.S. Bank Indenture and Form of 5.125% Prospect Capital InterNote® due 2020(165)
4.398	Four Hundred Third Supplemental Indenture dated as of November 27, 2015, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2022(165)

Exhibit No.
4.399	Four Hundred Fourth Supplemental Indenture dated as of November 27, 2015, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(165)
4.400	Four Hundred Fifth Supplemental Indenture dated as of December 3, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2020(166)
4.401	Four Hundred Sixth Supplemental Indenture dated as of December 3, 2015, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2022(166)
4.402	Four Hundred Seventh Supplemental Indenture dated as of December 3, 2015, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(166)
4.403	Supplemental Indenture dated as of December 10, 2015, to the U.S. Bank Indenture and Form of 6.250% Note due 2024(167)
4.404	Four Hundred Eighth Supplemental Indenture dated as of December 17, 2015, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2020(168)
4.405	Four Hundred Ninth Supplemental Indenture dated as of December 24, 2015, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2020(169)
4.406	Four Hundred Tenth Supplemental Indenture dated as of December 31, 2015, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2020(170)
4.407	Four Hundred Eleventh Supplemental Indenture dated as of January 7, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(171)
4.408	Four Hundred Twelfth Supplemental Indenture dated as of January 14, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(172)
4.409	Four Hundred Thirteenth Supplemental Indenture dated as of January 22, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(173)
4.410	Four Hundred Fourteenth Supplemental Indenture dated as of March 3, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(175)
4.411	Four Hundred Fifteenth Supplemental Indenture dated as of March 10, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(176)
4.412	Four Hundred Sixteenth Supplemental Indenture dated as of March 17, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(177)
4.413	Four Hundred Seventeenth Supplemental Indenture dated as of March 24, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(178)
4.414	Four Hundred Eighteenth Supplemental Indenture dated as of March 31, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(179)
4.415	Four Hundred Nineteenth Supplemental Indenture dated as of April 7, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(180)
4.416	Four Hundred Twentieth Supplemental Indenture dated as of April 14, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(181)
4.417	Four Hundred Twenty-First Supplemental Indenture dated as of April 21, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(182)
4.418	Four Hundred Twenty-Second Supplemental Indenture dated as of April 28, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(183)
4.419	Four Hundred Twenty-Third Supplemental Indenture dated as of May 5, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(184)
4.420	Four Hundred Twenty-Fourth Supplemental Indenture dated as of May 12, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(185)
4.421	Four Hundred Twenty-Fifth Supplemental Indenture dated as of May 26, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(186)
4.422	Four Hundred Twenty-Sixth Supplemental Indenture dated as of June 3, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(187)
4.423	Four Hundred Twenty-Seventh Supplemental Indenture dated as of June 9, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(188)
4.424	Four Hundred Twenty-Eighth Supplemental Indenture dated as of June 16, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(189)
4.425	Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture, and Form of 6.250% Note due 2024(190)

Exhibit No.
4.426	Four Hundred Twenty-Ninth Supplemental Indenture dated as of June 23, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(190)
4.427	Form of 6.250% Notes due 2024, Note 1, of an aggregate principal amount of $650,775.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(191)
4.428	Form of 6.250% Notes due 2024, Note 2, of an aggregate principal amount of $538,575.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(191)
4.429	Form of 6.250% Notes due 2024, Note 3, of an aggregate principal amount of $191,075.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(191)
4.430	Four Hundred Thirtieth Supplemental Indenture dated as of June 30, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(191)
4.431	Form of 6.250% Notes due 2024, Note 4, of an aggregate principal amount of $563,000.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.432	Form of 6.250% Notes due 2024, Note 5, of an aggregate principal amount of $323,825.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.433	Form of 6.250% Notes due 2024, Note 6, of an aggregate principal amount of $730,600.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.434	Form of 6.250% Notes due 2024, Note 7, of an aggregate principal amount of $265,125.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.435	Form of 6.250% Notes due 2024, Note 8, of an aggregate principal amount of $722,100.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.436	Four Hundred Thirty-First Supplemental Indenture dated as of July 8, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(192)
4.437	Form of 6.250% Notes due 2024, Note 9, of an aggregate principal amount of $599,050.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)
4.438	Form of 6.250% Notes due 2024, Note 10, of an aggregate principal amount of $807,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)
4.439	Form of 6.250% Notes due 2024, Note 11, of an aggregate principal amount of $799,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)
4.440	Form of 6.250% Notes due 2024, Note 12, of an aggregate principal amount of $501,625.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)
4.441	Four Hundred Thirty-Second Supplemental Indenture dated as of July 14, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(193)
4.442	Form of 6.250% Notes due 2024, Note 13, of an aggregate principal amount of $592,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.443	Form of 6.250% Notes due 2024, Note 14, of an aggregate principal amount of $581,250.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.444	Form of 6.250% Notes due 2024, Note 15, of an aggregate principal amount of $463,750.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.445	Form of 6.250% Notes due 2024, Note 16, of an aggregate principal amount of $836,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.446	Form of 6.250% Notes due 2024, Note 17, of an aggregate principal amount of $536,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.447	Four Hundred Thirty-Third Supplemental Indenture dated as of July 21, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(194)
4.448	Form of 6.250% Notes due 2024, Note 18, of an aggregate principal amount of $1,746,400.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.449	Form of 6.250% Notes due 2024, Note 19, of an aggregate principal amount of $826,325.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.450	Form of 6.250% Notes due 2024, Note 20, of an aggregate principal amount of $838,525.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.451	Form of 6.250% Notes due 2024, Note 21, of an aggregate principal amount of $1,027,325.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.452	Form of 6.250% Notes due 2024, Note 22, of an aggregate principal amount of $1,329,050.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)

Exhibit No.
4.453	Four Hundred Thirty-Fourth Supplemental Indenture dated as of July 28, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(195)
4.454	Form of 6.250% Notes due 2024, Note 23, of an aggregate principal amount of $1,232,075.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.455	Form of 6.250% Notes due 2024, Note 24, of an aggregate principal amount of $1,273,150.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.456	Form of 6.250% Notes due 2024, Note 25, of an aggregate principal amount of $1,825,850.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.457	Form of 6.250% Notes due 2024, Note 26, of an aggregate principal amount of $902,650.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.458	Form of 6.250% Notes due 2024, Note 27, of an aggregate principal amount of $866,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.459	Four Hundred Thirty-Fifth Supplemental Indenture dated as of August 4, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(196)
4.460	Form of 6.250% Notes due 2024, Note 28, of an aggregate principal amount of $1,284,800.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.461	Form of 6.250% Notes due 2024, Note 29, of an aggregate principal amount of $1,423,275.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.462	Form of 6.250% Notes due 2024, Note 30, of an aggregate principal amount of $1,424,750.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.463	Form of 6.250% Notes due 2024, Note 31, of an aggregate principal amount of $1,525,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.464	Form of 6.250% Notes due 2024, Note 32, of an aggregate principal amount of $1,335,200.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.465	Four Hundred Thirty-Sixth Supplemental Indenture dated as of August 11, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(197)
4.466	Form of 6.250% Notes due 2024, Note 33, of an aggregate principal amount of $746,950.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.467	Form of 6.250% Notes due 2024, Note 34, of an aggregate principal amount of $1,254,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.468	Form of 6.250% Notes due 2024, Note 35, of an aggregate principal amount of $790,900.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.469	Form of 6.250% Notes due 2024, Note 36, of an aggregate principal amount of $1,477,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.470	Form of 6.250% Notes due 2024, Note 37, of an aggregate principal amount of $2,147,375.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.471	Four Hundred Thirty-Seventh Supplemental Indenture dated as of August 18, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(198)
4.472	Form of 6.250% Notes due 2024, Note 38, of an aggregate principal amount of $1,502,000.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.473	Form of 6.250% Notes due 2024, Note 39, of an aggregate principal amount of $1,098,150.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.474	Form of 6.250% Notes due 2024, Note 40, of an aggregate principal amount of $719,375.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.475	Form of 6.250% Notes due 2024, Note 41, of an aggregate principal amount of $979,025.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.476	Four Hundred Thirty-Eighth Supplemental Indenture dated as of August 25, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(199)
4.477	Form of 6.250% Notes due 2024, Note 4, of an aggregate principal amount of $563,000.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(200)
4.478	Form of 6.250% Notes due 2024, Note 5, of an aggregate principal amount of $323,825.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(200)
4.479	Form of 6.250% Notes due 2024, Note 6, of an aggregate principal amount of $730,600.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(200)

Exhibit No.
4.480	Form of 6.250% Notes due 2024, Note 7, of an aggregate principal amount of $265,125.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(200)
4.481	Form of 6.250% Notes due 2024, Note 8, of an aggregate principal amount of $722,100.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(200)
4.482	Four Hundred Thirty-First Supplemental Indenture dated as of July 8, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(200)
4.483	Form of 6.250% Notes due 2024, Note 9, of an aggregate principal amount of $599,050.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(201)
4.484	Form of 6.250% Notes due 2024, Note 10, of an aggregate principal amount of $807,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(201)
4.485	Form of 6.250% Notes due 2024, Note 11, of an aggregate principal amount of $799,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(201)
4.486	Form of 6.250% Notes due 2024, Note 12, of an aggregate principal amount of $501,625.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(201)
4.487	Four Hundred Thirty-Second Supplemental Indenture dated as of July 14, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(201)
4.488	Form of 6.250% Notes due 2024, Note 13, of an aggregate principal amount of $592,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(202)
4.489	Form of 6.250% Notes due 2024, Note 14, of an aggregate principal amount of $581,250.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(202)
4.490	Form of 6.250% Notes due 2024, Note 15, of an aggregate principal amount of $463,750.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(202)
4.491	Form of 6.250% Notes due 2024, Note 16, of an aggregate principal amount of $836,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(202)
4.492	Form of 6.250% Notes due 2024, Note 17, of an aggregate principal amount of $536,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(202)
4.493	Four Hundred Thirty-Third Supplemental Indenture dated as of July 21, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(202)
4.494	Form of 6.250% Notes due 2024, Note 18, of an aggregate principal amount of $1,746,400.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(203)
4.495	Form of 6.250% Notes due 2024, Note 19, of an aggregate principal amount of $826,325.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(203)
4.496	Form of 6.250% Notes due 2024, Note 20, of an aggregate principal amount of $838,525.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(203)
4.497	Form of 6.250% Notes due 2024, Note 21, of an aggregate principal amount of $1,027,325.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(203)
4.498	Form of 6.250% Notes due 2024, Note 22, of an aggregate principal amount of $1,329,050.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(203)
4.499	Four Hundred Thirty-Fourth Supplemental Indenture dated as of July 28, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(203)
4.500	Form of 6.250% Notes due 2024, Note 23, of an aggregate principal amount of $1,232,075.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(204)
4.501	Form of 6.250% Notes due 2024, Note 24, of an aggregate principal amount of $1,273,150.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(204)
4.502	Form of 6.250% Notes due 2024, Note 25, of an aggregate principal amount of $1,825,850.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(204)
4.503	Form of 6.250% Notes due 2024, Note 26, of an aggregate principal amount of $902,650.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(204)
4.504	Form of 6.250% Notes due 2024, Note 27, of an aggregate principal amount of $866,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(204)
4.505	Four Hundred Thirty-Fifth Supplemental Indenture dated as of August 4, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(204)
4.506	Form of 6.250% Notes due 2024, Note 28, of an aggregate principal amount of $1,284,800.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(205)

Exhibit No.
4.507	Form of 6.250% Notes due 2024, Note 29, of an aggregate principal amount of $1,423,275.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(205)
4.508	Form of 6.250% Notes due 2024, Note 30, of an aggregate principal amount of $1,424,750.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(205)
4.509	Form of 6.250% Notes due 2024, Note 31, of an aggregate principal amount of $1,525,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(205)
4.510	Form of 6.250% Notes due 2024, Note 32, of an aggregate principal amount of $1,335,200.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(205)
4.511	Four Hundred Thirty-Sixth Supplemental Indenture dated as of August 11, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(205)
4.512	Form of 6.250% Notes due 2024, Note 33, of an aggregate principal amount of $746,950.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(206)
4.513	Form of 6.250% Notes due 2024, Note 34, of an aggregate principal amount of $1,254,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(206)
4.514	Form of 6.250% Notes due 2024, Note 35, of an aggregate principal amount of $790,900.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(206)
4.515	Form of 6.250% Notes due 2024, Note 36, of an aggregate principal amount of $1,477,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(206)
4.516	Form of 6.250% Notes due 2024, Note 37, of an aggregate principal amount of $2,147,375.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(206)
4.517	Four Hundred Thirty-Seventh Supplemental Indenture dated as of August 18, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(206)
4.518	Form of 6.250% Notes due 2024, Note 38, of an aggregate principal amount of $1,502,000.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(207)
4.519	Form of 6.250% Notes due 2024, Note 39, of an aggregate principal amount of $1,098,150.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(207)
4.520	Form of 6.250% Notes due 2024, Note 40, of an aggregate principal amount of $719,375.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(207)
4.521	Form of 6.250% Notes due 2024, Note 41, of an aggregate principal amount of $979,025.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(207)
4.522	Four Hundred Thirty-Eighth Supplemental Indenture dated as of August 25, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(207)
4.523	Four Hundred Thirty-Ninth Supplemental Indenture dated as of September 15, 2016, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(209)
4.524	Four Hundred Fortieth Supplemental Indenture dated as of September 22, 2016, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(210)
4.525	Four Hundred Forty-First Supplemental Indenture dated as of September 29, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(211)
4.526	Four Hundred Forty-Second Supplemental Indenture dated as of October 6, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(212)
4.527	Four Hundred Forty-Third Supplemental Indenture dated as of October 14, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(213)
4.528	Four Hundred Forty-Fourth Supplemental Indenture dated as of October 20, 2016, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2021(214)
4.529	Four Hundred Forty-Fifth Supplemental Indenture dated as of October 27, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(215)
4.530	Four Hundred Forty-Sixth Supplemental Indenture dated as of November 3, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(216)
4.531	Four Hundred Forty-Seventh Supplemental Indenture dated as of November 25, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(217)
4.532	Four Hundred Forty-Eighth Supplemental Indenture dated as of December 1, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(218)
4.533	Four Hundred Forty-Ninth Supplemental Indenture dated as of December 8, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(219)

Exhibit No.
4.534	Four Hundred Fiftieth Supplemental Indenture dated as of December 15, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(220)
4.535	Four Hundred Fifty-First Supplemental Indenture dated as of December 22, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(221)
4.536	Four Hundred Fifty-Second Supplemental Indenture dated as of December 30, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(222)
4.537	Four Hundred Fifty-Third Supplemental Indenture dated as of January 6, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(223)
4.538	Four Hundred Fifty-Fourth Supplemental Indenture dated as of January 12, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(224)
4.539	Four Hundred Fifty-Fifth Supplemental Indenture dated as of January 20, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(225)
4.540	Four Hundred Fifty-Sixth Supplemental Indenture dated as of January 26, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(226)
4.541	Four Hundred Fifty-Seventh Supplemental Indenture dated as of February 2, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(227)
4.542	Four Hundred Fifty-Eighth Supplemental Indenture dated as of February 9, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(228)
4.543	Four Hundred Fifty-Ninth Supplemental Indenture dated as of February 24, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(229)
4.544	Four Hundred Sixtieth Supplemental Indenture dated as of March 2, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(230)
4.545	Four Hundred Sixty-First Supplemental Indenture dated as of March 9, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(231)
4.546	Four Hundred Sixty-Second Supplemental Indenture dated as of March 16, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(232)
4.547	Four Hundred Sixty-Third Supplemental Indenture dated as of March 23, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(233)
4.548	Four Hundred Sixty-Fourth Supplemental Indenture dated as of March 30, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(234)
4.549	Four Hundred Sixty-Fifth Supplemental Indenture dated as of April 6, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(235)
4.550	Supplemental Indenture dated as of April 11, 2017, to the U.S. Bank Indenture, and Form of 4.950% Convertible Note due 2022(236)
4.551	Four Hundred Sixty-Sixth Supplemental Indenture dated as of April 20, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(240)
4.552	Four Hundred Sixty-Seventh Supplemental Indenture dated as of April 27, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(241)
4.553	Four Hundred Sixty-Eighth Supplemental Indenture dated as of May 4, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(242)
4.554	Four Hundred Sixty-Ninth Supplemental Indenture dated as of May 11, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(243)
4.555	Four Hundred Seventieth Supplemental Indenture dated as of May 25, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(244)
4.556	Four Hundred Seventy-First Supplemental Indenture dated as of June 2, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(245)
4.557	Four Hundred Seventy-Second Supplemental Indenture dated as of June 8, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(246)
4.558	Four Hundred Seventy-Third Supplemental Indenture dated as of June 15, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(247)
4.559	Four Hundred Seventy-Fourth Supplemental Indenture dated as of June 22, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(248)
4.560	Four Hundred Seventy-Fifth Supplemental Indenture dated as of June 29, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(249)

Exhibit No.
4.561	Four Hundred Seventy-Sixth Supplemental Indenture dated as of July 7, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(250)
4.562	Four Hundred Seventy-Seventh Supplemental Indenture dated as of July 7, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2024(250)
4.563	Four Hundred Seventy-Eighth Supplemental Indenture dated as of July 13, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(251)
4.564	Four Hundred Seventy-Ninth Supplemental Indenture dated as of July 13, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2024(251)
4.565	Four Hundred Eightieth Supplemental Indenture dated as of July 20, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(252)
4.566	Four Hundred Eighty-First Supplemental Indenture dated as of July 20, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2024(252)
4.567	Four Hundred Eighty-Second Supplemental Indenture dated as of July 27, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(253)
4.568	Four Hundred Eighty-Third Supplemental Indenture dated as of July 27, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2024(253)
4.569	Four Hundred Eighty-Fourth Supplemental Indenture dated as of August 3, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(254)
4.570	Four Hundred Eighty-Fifth Supplemental Indenture dated as of August 3, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2025(254)
4.571	Four Hundred Eighty-Sixth Supplemental Indenture dated as of August 10, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(255)
4.572	Four Hundred Eighty-Seventh Supplemental Indenture dated as of August 10, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2025(255)
4.573	Four Hundred Eighty-Eighth Supplemental Indenture dated as of August 17, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(256)
4.574	Four Hundred Eighty-Ninth Supplemental Indenture dated as of August 17, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2025(256)
4.575	Four Hundred Ninetieth Supplemental Indenture dated as of August 24, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(257)
4.576	Four Hundred Eighty-Ninth Supplemental Indenture dated as of August 24, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2025(257)
10.1	Investment Advisory Agreement between Registrant and Prospect Capital Management L.P.(2)
10.2	Administration Agreement between Registrant and Prospect Administration LLC(2)
10.3	Dividend Reinvestment and Direct Stock Purchase Plan(174)
10.4	Trademark License Agreement between the Registrant and Prospect Capital Investment Management, LLC(2)
10.5	Transfer Agency and Registrar Services Agreement(4)
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

10.8	Amended and Restated Custody Agreement, dated as of September 23, 2014, by and between the Registrant and U.S. Bank National Association(106)
10.9	Custody Agreement, dated as of April 24, 2013, by and between the Registrant and Israeli Discount Bank of New York Ltd.(5)
10.10	Custody Agreement, dated as of October 28, 2013, by and between the Registrant and Fifth Third Bank(82)
10.11	Custody Agreement, dated as of May 9, 2014, by and between the Registrant and Customers Bank(104)
10.12	Custody Agreement, dated as of May 9, 2014, by and between the Registrant and Peapack-Gladstone Bank(105)
10.13	Custody Agreement, dated as of October 10, 2014, by and between Prospect Yield Corporation, LLC and U.S. Bank National Association(106)
10.14	Debt Distribution Agreement, dated June 22, 2016(190)

Exhibit No.
10.15	Form of Debt Distribution Agreement(208)
10.16	Underwriting Agreement, dated April 6, 2017, by and among Prospect Capital Corporation, Prospect Capital Management L.P., Prospect Administration LLC and Goldman, Sachs & Co.(237)
11	Computation of Per Share Earnings (included in the notes to the financial statements)(265)
12	Computation of Ratios (included in the notes to the financial statements)(265)
14	Code of Ethics(258)
21	Subsidiaries of the Registrant (included in the notes to the consolidated financial statements)(265)
22.1	Proxy Statement(259)
22.2	Published report regarding matters submitted to vote of security holders(260)
23.1	Consent of BDO USA, LLP, Certified Public Accountants of National Property REIT Corp.(264)
23.2	Consent of RSM US LLP, Certified Public Accountants of First Tower Finance Company LLC*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
99.1	Audited Combined Consolidated Financial Statements of National Property REIT Corp. for the years ended December 31, 2016 and 2015(261)
99.2	Unaudited Combined Consolidated Statement of Operations of National Property REIT Corp. for the period ended December 31, 2014(262)
99.3	Audited Consolidated Financial Statements of First Tower Finance Company LLC for the years ended December 31, 2016 and December 31, 2015(263)
99.4	Audited Consolidated Financial Statements of First Tower Finance Company LLC for the years ended December 31, 2015 and December 31, 2014*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference from the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 6, 2004.
(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(4)	Incorporated by reference from the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 23, 2004.
(5)	Incorporated by reference to Exhibit 10.258 of the Registrant’s Form 10-K filed on August 21, 2013.
(6)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on February 18, 2011.
(7)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on December 21, 2010.
(8)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on February 18, 2011.
(9)	Incorporated by reference from the Registrant’s Registration Statement on Form N-2, filed on September 1, 2011.
(10)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on March 1, 2012.
(11)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on March 8, 2012.
(12)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 14, 2012.
(13)	Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed on September 2, 2014.
(14)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on April 5, 2012.
(15)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on April 12, 2012.
(16)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on April 16, 2012.
(17)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on April 16, 2012.

(18)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on April 26, 2012.
(19)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on August 14, 2012.
(20)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on August 14, 2012.
(21)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on September 27, 2012.
(22)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on October 4, 2012.
(23)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 23, 2012.
(24)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 29, 2012.
(25)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 6, 2012.
(26)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 13, 2012.
(27)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 20, 2012.
(28)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on December 21, 2012.
(29)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on December 28, 2012.
(30)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 4, 2013.
(31)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 10, 2013.
(32)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on January 17, 2013.
(33)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on January 25, 2013.
(34)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on January 31, 2013.
(35)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on February 7, 2013.
(36)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on February 22, 2013.
(37)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on February 28, 2013.
(38)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 7, 2013.
(39)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on March 14, 2013.
(40)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on March 15, 2013.
(41)	Reserved
(42)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on March 21, 2013.
(43)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on March 28, 2013.
(44)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on April 4, 2013.
(45)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on April 11, 2013.
(46)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on April 18, 2013.
(47)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on April 25, 2013.

(48)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on May 2, 2013.
(49)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on May 9, 2013.
(50)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on May 23, 2013.
(51)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on May 31, 2013.
(52)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on June 6, 2013.
(53)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on June 13, 2013.
(54)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on June 20, 2013.
(55)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on June 27, 2013.
(56)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on July 5, 2013.
(57)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on July 11, 2013.
(58)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on July 18, 2013.
(59)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on July 25, 2013.
(60)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 1, 2013.
(61)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on August 8, 2013.
(62)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on August 15, 2013.
(63)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on August 22, 2013.
(64)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on September 6, 2013.
(65)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on September 12, 2013.
(66)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on September 19, 2013.
(67)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on September 26, 2013.
(68)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on October 3, 2013.
(69)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on October 10, 2013.
(70)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 51 to the Registration Statement on Form N-2, filed on October 18, 2013.
(71)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on October 24, 2013.
(72)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on October 31, 2013.
(73)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on November 7, 2013.
(74)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on November 15, 2013.
(75)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on November 21, 2013.

(76)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on November 29, 2013.
(77)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on December 5, 2013.
(78)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on December 12, 2013.
(79)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on December 19, 2013.
(80)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on December 27, 2013.
(81)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on January 3, 2014.
(82)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on January 9, 2014.
(83)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on January 16, 2014.
(84)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on January 24, 2014.
(85)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on January 30, 2014.
(86)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on February 6, 2014.
(87)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on February 13, 2014.
(88)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on February 19, 2014.
(89)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on February 21, 2014.
(90)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on February 27, 2014.
(91)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on March 6, 2014.
(92)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on March 11, 2014.
(93)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on March 13, 2014.
(94)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on March 20, 2014.
(95)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on March 27, 2014.
(96)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on April 3, 2014.
(97)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on April 7, 2014.
(98)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on April 10, 2014.
(99)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on April 16, 2014.
(100)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on April 17, 2014.
(101)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on April 24, 2014.
(102)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on May 1, 2014.
(103)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on May 8, 2014.

(104)	Incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-K, filed on August 25, 2014.
(105)	Incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K, filed on August 25, 2014.
(106)	Incorporated by reference from the Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 14, 2014.
(107)	Incorporated by reference to Exhibit 99.1 of the Registrant's Form 10-K/A, filed on November 3, 2014.
(108)	Incorporated by reference from the Registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 3, 2014.
(109)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 3, 2014.
(110)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 20, 2014.
(111)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 28, 2014.
(112)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 4, 2014.
(113)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 11, 2014.
(114)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 18, 2014.
(115)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on December 29, 2014.
(116)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on January 5, 2015.
(117)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 8, 2015.
(118)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 15, 2015.
(119)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on January 23, 2015.
(120)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on January 29, 2015.
(121)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on February 5, 2015.
(122)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on February 20, 2015.
(123)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on February 26, 2015.
(124)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on March 5, 2015.
(125)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on March 12, 2015.
(126)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 19, 2015.
(127)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on March 26, 2015.
(128)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on April 2, 2015.
(129)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on April 9, 2015.
(130)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on April 16, 2015.
(131)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on April 23, 2015.
(132)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on April 29, 2015.

(133)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on May 7, 2015.
(134)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on May 21, 2015.
(135)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on May 29, 2015.
(136)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on June 4, 2015.
(137)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on June 11, 2015.
(138)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on June 18, 2015.
(139)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on June 25, 2015.
(140)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 2, 2015.
(141)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on July 9, 2015.
(142)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on July 16, 2015.
(143)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on July 23, 2015.
(144)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on July 30, 2015.
(145)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on August 6, 2015.
(146)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on August 13, 2015.
(147)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on August 20, 2015.
(148)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 27, 2015.
(149)	Incorporated by reference to Exhibit 14 of the Registrant’s Form 10-K, filed on August 26, 2015.
(150)	Incorporated by reference from the Registrant's Pre-Effective Registration Statement on Form N-2, filed on August 31, 2015.
(151)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 10-K/A, filed on September 11, 2015.
(152)	Incorporated by reference to Exhibit 99.2 of the Registrant’s Form 10-K/A, filed on September 11, 2015.
(153)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on September 16, 2015.
(154)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on September 17, 2015.
(155)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on September 24, 2015.
(156)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on October 1, 2015.
(157)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on October 8, 2015.
(158)	Incorporated by reference from the Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 9, 2015.
(159)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on October 16, 2015.
(160)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on October 22, 2015.
(161)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on October 29, 2015.

(162)	Incorporated by reference from the Registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 2, 2015.
(163)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on November 4, 2015.
(164)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 19, 2015.
(165)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 27, 2015.
(166)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on December 3, 2015.
(167)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 10, 2015.
(168)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 17, 2015.
(169)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 24, 2015.
(170)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on December 31, 2015.
(171)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on January 7, 2016.
(172)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 14, 2016.
(173)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 22, 2016.
(174)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on February 12, 2016.
(175)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on March 3, 2016.
(176)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on March 10, 2016.
(177)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on March 17, 2016.
(178)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on March 24, 2016.
(179)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on March 31, 2016.
(180)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on April 7, 2016.
(181)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on April 14, 2016.
(182)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on April 21, 2016.
(183)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on April 28, 2016.
(184)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on May 5, 2016.
(185)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on May 12, 2016.
(186)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on May 26, 2016.
(187)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on June 3, 2016.
(188)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on June 9, 2016.
(189)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on June 16, 2016.

(190)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on June 23, 2016.
(191)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on June 30, 2016.
(192)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on July 8, 2016.
(193)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on July 14, 2016.
(194)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on July 21, 2016.
(195)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 28, 2016.
(196)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on August 4, 2016.
(197)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on August 11, 2016.
(198)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on August 18, 2016.
(199)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on August 25, 2016.
(200)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on July 8, 2016.
(201)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on July 14, 2016.
(202)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on July 21, 2016.
(203)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 28, 2016.
(204)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on August 4, 2016.
(205)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on August 11, 2016.
(206)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on August 18, 2016.
(207)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on August 25, 2016.
(208)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on September 1, 2016.
(209)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on September 15, 2016.
(210)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on September 22, 2016.
(211)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on September 29, 2016.
(212)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on October 6, 2016.
(213)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on October 14, 2016.
(214)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on October 20, 2016.
(215)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on October 27, 2016.
(216)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on November 3, 2016.
(217)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 25, 2016.

(218)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on December 1, 2016.
(219)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on December 8, 2016.
(220)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 15, 2016.
(221)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 22, 2016.
(222)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 30, 2016.
(223)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on January 6, 2017.
(224)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on January 12, 2017.
(225)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 20, 2017.
(226)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 26, 2017.
(227)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on February 2, 2017.
(228)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on February 9, 2017.
(229)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on February 24, 2017.
(230)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on March 2, 2017.
(231)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on March 9, 2017.
(232)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on March 16, 2017.
(233)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on March 23, 2017.
(234)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 30, 2017.
(235)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on April 6, 2017.
(236)	Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K, filed on April 11, 2017.
(237)	Incorporated by reference to Exhibit 1.1 of the Registrant's Form 8-K, filed on April 11, 2017.
(238)	Incorporated by reference to Exhibit 5.1 of the Registrant's Form 8-K, filed on April 11, 2017.
(239)	Incorporated by reference to Exhibit 5.2 of the Registrant's Form 8-K, filed on April 11, 2017.
(240)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on April 20, 2017.
(241)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on April 27, 2017.
(242)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on May 4, 2017.
(243)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on May 11, 2017.
(244)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on May 25, 2017.
(245)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on June 2, 2017.
(246)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on June 8, 2017.

(247)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on June 15, 2017.
(248)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on June 22, 2017.
(249)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on June 29, 2017.
(250)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on July 7, 2017.
(251)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 13, 2017.
(252)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on July 20, 2017.
(253)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on July 27, 2017.
(254)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on August 3, 2017.
(255)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on August 10, 2017.
(256)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on August 17, 2017.
(257)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on August 24, 2017.
(258)	Incorporated by reference to Exhibit 14 of the Registrant's Form 10-K/A, filed on October 20, 2016.
(259)	Incorporated by reference from the Registrant's Proxy Statement, filed on September 12, 2016.
(260)	Incorporated by reference from the Registrant’s Form 8-K, filed on December 6, 2016.
(261)	Incorporated by reference to Exhibit 99.1 of the Registrant's Form 10-K, filed on August 28, 2017.
(262)	Incorporated by reference to Exhibit 99.2 of the Registrant's Form 10-K, filed on August 28, 2017.
(263)	Incorporated by reference to Exhibit 99.3 of the Registrant's Form 10-K, filed on August 28, 2017.
(264)	Incorporated by reference to Exhibit 23.1 of the Registrant's Form 10-K, filed on August 28, 2017.
(265)	Incorporated by reference from the Registrant’s Form 10-K, filed on August 28, 2017.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 20, 2017.

PROSPECT CAPITAL CORPORATION

By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN F. BARRY III	/s/ ANDREW C. COOPER
John F. Barry III	Andrew C. Cooper
Chairman of the Board, Chief Executive Officer and Director	Director
October 20, 2017	October 20, 2017

/s/ BRIAN H. OSWALD	/s/ WILLIAM J. GREMP
Brian H. Oswald	William J. Gremp
Chief Financial Officer	Director
October 20, 2017	October 20, 2017

/s/ M. GRIER ELIASEK	/s/ EUGENE S. STARK
M. Grier Eliasek	Eugene S. Stark
President, Chief Operating Officer and Director	Director
October 20, 2017	October 20, 2017