Form 10-Q
period 2017-09-30
PROSPECT CAPITAL CORP
filed 2017-11-08
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017 OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at November 7, 2017
$0.001 par value	360,394,335

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,”
“intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended June 30, 2017, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	September 30, 2017	June 30, 2017

	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $1,861,230 and $1,840,731, respectively)	$1,933,366	$1,911,775
Affiliate investments (amortized cost of $24,075 and $22,957, respectively)	17,739	11,429
Non-control/non-affiliate investments (amortized cost of $3,997,812 and $4,117,868, respectively)	3,736,012	3,915,101
Total investments at fair value (amortized cost of $5,883,117 and $5,981,556, respectively)	5,687,117	5,838,305
Cash	264,517	318,083
Receivables for:
Interest, net	21,273	9,559
Other	1,098	924
Prepaid expenses	981	1,125
Due from Prospect Administration (Note 13)	12	—
Due from Affiliate (Note 13)	18	14
Deferred financing costs on Revolving Credit Facility (Note 4)	4,086	4,779
Total Assets	5,979,102	6,172,789

Liabilities
Revolving Credit Facility (Notes 4 and 8)	—	—
Prospect Capital InterNotes® (less unamortized debt issuance costs of $13,561 and $14,240, respectively) (Notes 7 and 8)	902,471	966,254
Convertible Notes (less unamortized debt issuance costs of $14,437 and $15,512, respectively) (Notes 5 and 8)	938,716	937,641
Public Notes (less unamortized discount and debt issuance costs of $10,476 and $10,981, respectively) (Notes 6 and 8)	738,805	738,300
Due to Prospect Capital Management (Note 13)	46,313	48,249
Interest payable	33,324	38,630
Dividends payable	21,619	30,005
Due to Prospect Administration (Note 13)	1,910	1,910
Accrued expenses	3,287	4,380
Other liabilities	2,711	2,097
Due to broker	2,955	50,371
Total Liabilities	2,692,111	2,817,837
Commitments and Contingencies (Note 3)	—	—
Net Assets	$3,286,991	$3,354,952

Components of Net Assets
Common stock, par value $0.001 per share (1,000,000,000 common shares authorized; 360,310,422 and 360,076,933 issued and outstanding, respectively) (Note 9)	$360	$360
Paid-in capital in excess of par (Note 9)	3,993,800	3,991,317
Accumulated overdistributed net investment income	(72,726)	(54,039)
Accumulated net realized loss	(438,443)	(439,435)
Net unrealized loss	(196,000)	(143,251)
Net Assets	$3,286,991	$3,354,952

Net Asset Value Per Share (Note 16)	$9.12	$9.32

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,
	2017	2016
Investment Income
Interest income:
Control investments	$46,030	$45,909
Affiliate investments	205	—
Non-control/non-affiliate investments	72,430	86,660
Structured credit securities	29,420	39,081
Total interest income	148,085	171,650
Dividend income:
Control investments	—	2,240
Non-control/non-affiliate investments	544	144
Total dividend income	544	2,384
Other income:
Control investments	2,091	2,940
Non-control/non-affiliate investments	7,859	2,858
Total other income (Note 10)	9,950	5,798
Total Investment Income	158,579	179,832
Operating Expenses
Base management fee (Note 13)	30,163	30,792
Income incentive fee (Note 13)	15,933	19,730
Interest and credit facility expenses	41,035	41,669
Allocation of overhead from Prospect Administration (Note 13)	3,528	3,533
Audit, compliance and tax related fees	1,088	1,395
Directors’ fees	113	113
Other general and administrative expenses	2,987	3,681
Total Operating Expenses	94,847	100,913
Net Investment Income	63,732	78,919
Net Realized and Change in Unrealized (Losses) Gains from Investments
Net realized gains
Control investments	9	5
Affiliate investments	846	137
Non-control/non-affiliate investments	582	572
Net realized gains	1,437	714
Net change in unrealized (losses) gains
Control investments	1,093	13,366
Affiliate investments	5,193	(2,126)
Non-control/non-affiliate investments	(59,037)	(9,446)
Net change in unrealized (losses) gains	(52,751)	1,794
Net Realized and Change in Unrealized (Losses) Gains from Investments	(51,314)	2,508
Net realized losses on extinguishment of debt	(445)	(61)
Net Increase in Net Assets Resulting from Operations	$11,973	$81,366
Net increase in net assets resulting from operations per share	$0.03	$0.23
Dividends declared per share	$(0.23)	$(0.25)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)
(Unaudited)

	Three Months Ended September 30,
	2017	2016
Operations
Net investment income	$63,732	$78,919
Net realized gain	992	653
Net change in unrealized (losses) gains	(52,751)	1,794
Net Increase in Net Assets Resulting from Operations	11,973	81,366

Distributions to Shareholders
Distribution from net investment income	(81,647)	(89,428)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	(81,647)	(89,428)

Common Stock Transactions
Value of shares issued through reinvestment of dividends	1,713	7,754
Net Increase in Net Assets Resulting from Common Stock Transactions	1,713	7,754

Total Decrease in Net Assets	(67,961)	(308)
Net assets at beginning of period	3,354,952	3,435,917
Net Assets at End of Period (Accumulated Overdistributed Net Investment Income of $72,726 and $11,643, respectively)	$3,286,991	$3,435,609

Common Stock Activity
Shares issued through reinvestment of dividends	233,489	934,927
Net shares issued due to common stock activity	233,489	934,927
Shares issued and outstanding at beginning of period	360,076,933	357,107,231
Shares Issued and Outstanding at End of Period	360,310,422	358,042,158

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Three Months Ended September 30,
	2017	2016
Operating Activities
Net increase in net assets resulting from operations	$11,973	$81,366
Net realized losses on extinguishment of debt	445	61
Net realized gains on investments	(1,437)	(714)
Net change in unrealized losses (gains) on investments	52,751	(1,794)
Amortization of discounts and (accretion of premiums), net	11,133	23,439
Accretion of discount on Public Notes (Note 6)	69	64
Amortization of deferred financing costs	3,166	3,631
Payment-in-kind interest	(1,980)	(5,439)
Structuring fees	(2,285)	(3,028)
Change in operating assets and liabilities:
Payments for purchases of investments	(217,886)	(338,683)
Proceeds from sale of investments and collection of investment principal	310,894	114,331
(Decrease) increase in due to broker	(47,416)	79,440
Decrease in due to Prospect Capital Management	(1,936)	(3,058)
(Increase) decrease in interest receivable, net	(11,714)	2,207
Decrease in interest payable	(5,306)	(7,718)
(Decrease) increase in accrued expenses	(1,093)	505
Increase in other liabilities	614	1,480
Increase in other receivables	(174)	(29)
Increase in due from Prospect Administration	(12)	—
Increase in due from affiliate	(4)	—
Decrease in prepaid expenses	144	152
Decrease in due to Prospect Administration	—	(46)
Net Cash Provided by (Used in) Operating Activities	99,946	(53,833)
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	—	44,000
Issuances of Public Notes, net of original issue discount (Note 6)	—	37,466
Redemptions of Convertible Notes (Note 5)	—	(167,500)
Issuances of Prospect Capital InterNotes® (Note 7)	27,402	38,917
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(91,864)	(1,979)
Financing costs paid and deferred	(729)	(1,033)
Dividends paid	(88,321)	(81,596)
Net Cash Used in Financing Activities	(153,512)	(131,725)

Net Decrease in Cash	(53,566)	(185,558)
Cash at beginning of period	318,083	317,798
Cash at End of period	$264,517	$132,240
Supplemental Disclosures
Cash paid for interest	$43,106	$44,542
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$1,713	$7,754
Cost basis of investments written off as worthless	$310	$801

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
(in thousands, except share data)

			September 30, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)(44)(45)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

Arctic Energy Services, LLC(37)	Wyoming / Energy Equipment & Services	Class D Units (12.00%, 32,915 units)(16)		$31,640	$18,235	0.6%
		Class E Units (14.00%, 21,080 units)(16)		20,230	—	—%
		Class A Units (14.00%, 700 units)(16)		9,006	—	—%
		Class C Units (10 units)(16)		—	—	—%
				60,876	18,235	0.6%
CCPI Inc.(19)	Ohio / Electronic Equipment, Instruments & Components	Senior Secured Term Loan A (10.00%, due 12/31/2020)(3)	2,938	2,938	2,938	0.1%
		Senior Secured Term Loan B (12.00% plus 7.00% PIK, due 12/31/2020)(3)(46)	17,988	17,988	17,988	0.5%
		Common Stock (14,857 shares)(16)		6,759	19,710	0.6%
				27,685	40,636	1.2%
CP Energy Services Inc.(20)	Oklahoma / Energy Equipment & Services	Series B Convertible Preferred Stock (16.00%, 1,043 shares)(16)		98,273	87,341	2.7%
		Common Stock (2,924 shares)(16)		15,227	—	—%
				113,500	87,341	2.7%
Credit Central Loan Company, LLC(21)	South Carolina / Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2019)(14)(46)	51,855	45,685	51,855	1.5%
		Class A Units (10,640,642 units)(14)(16)		13,731	11,953	0.4%
		Net Revenues Interest (25% of Net Revenues)(14)(16)		—	2,277	0.1%
				59,416	66,085	2.0%
Echelon Aviation LLC	New York / Aerospace & Defense	Senior Secured Term Loan (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(10)(13)(46)	31,055	31,055	31,055	0.9%
		Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 1.00% PIK, due 12/7/2024)(10)(13)(46)	16,044	16,044	16,044	0.5%
		Membership Interest (99%)(16)		22,738	23,403	0.7%
				69,837	70,502	2.1%
Edmentum Ultimate Holdings, LLC(22)	Minnesota / Diversified Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00%, due 6/9/2020)(15)		—	—	—%
		Unsecured Senior PIK Note (8.50% PIK, due 6/9/2020)(46)	7,055	7,055	7,055	0.2%
		Unsecured Junior PIK Note (10.00% PIK, in non-accrual status effective 1/1/2017, due 6/9/2020)	32,685	23,829	22,693	0.7%
		Class A Units (370,964 units)(16)		6,577	1,132	—%
				37,461	30,880	0.9%
First Tower Finance Company LLC(23)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 7.00% PIK, due 6/24/2019)(14)(46)	260,073	260,073	260,073	7.9%
		Class A Units (93,997,533 units)(14)(16)		78,481	113,604	3.5%
				338,554	373,677	11.4%
Freedom Marine Solutions, LLC(24)	Louisiana / Energy Equipment & Services	Membership Interest (100%)(16)		42,812	25,055	0.8%
				42,812	25,055	0.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)(44)(45)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

MITY, Inc.(25)	Utah / Commercial Services & Supplies	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 1/30/2020)(3)(10)(11)	$26,250	$26,250	$26,250	0.8%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 1/30/2020)(3)(10)(11)(46)	24,442	24,442	24,442	0.7%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due on demand)(14)	5,897	7,200	5,897	0.2%
		Common Stock (42,053 shares)(16)		6,849	21,147	0.7%
				64,741	77,736	2.4%
National Property REIT Corp.(26)	Various / Equity Real Estate Investment Trusts (REITs) / Online Lending	Senior Secured Term Loan A (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 10.50% PIK, due 4/1/2019)(10)(11)(46)	292,426	292,426	292,426	8.9%
		Senior Secured Term Loan E (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(10)(11)(46)	137,512	137,512	137,512	4.2%
		Senior Secured Term Loan C to ACL Loan Holdings, Inc. (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(10)(11)(14)(46)	30,305	30,305	30,305	0.9%
		Senior Secured Term Loan C to American Consumer Lending Limited (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 12/15/2020)(10)(11)(14)(46)	116,547	116,547	116,547	3.5%
		Common Stock (2,280,992 shares)(16)		242,939	347,263	10.6%
		Net Operating Income Interest (5% of Net Operating Income)		—	88,956	2.7%
				819,729	1,013,009	30.8%
Nationwide Loan Company LLC(27)	Illinois / Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)(14)(46)	16,964	16,964	16,964	0.5%
		Class A Units (32,456,159 units)(14)(16)		18,183	19,188	0.6%
				35,147	36,152	1.1%
NMMB, Inc.(28)	New York / Media	Senior Secured Note (14.00%, due 5/6/2021)(3)	3,714	3,714	3,714	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2021)(3)	6,900	6,900	6,900	0.2%
		Series A Preferred Stock (7,200 shares)(16)		7,200	6,090	0.2%
		Series B Preferred Stock (5,669 shares)(16)		5,669	4,795	0.1%
				23,483	21,499	0.6%
R-V Industries, Inc.	Pennsylvania / Machinery	Senior Subordinated Note (10.30% (LIBOR + 9.00% with 1.00% LIBOR floor), due 3/31/2022)(3)(10)(11)	28,622	28,622	27,094	0.8%
		Common Stock (745,107 shares)(16)		6,866	764	—%
				35,488	27,858	0.8%
SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company)(29)	Texas / Energy Equipment & Services	Series A Convertible Preferred Stock (6.50%, 99,000 shares)(16)		—	982	—%
		Common Stock (100 shares)(16)		—	—	—%
				—	982	—%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)(44)(45)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

USES Corp.(30)	Texas / Commercial Services & Supplies	Senior Secured Term Loan A (9.00% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	$33,051	$30,102	$5,384	0.2%
		Senior Secured Term Loan B (15.50% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	42,590	35,568	—	—%
		Common Stock (268,962 shares)(16)		—	—	—%
				65,670	5,384	0.2%
Valley Electric Company, Inc.(31)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2024)(3)(10)(11)(46)	10,430	10,430	10,430	0.3%
		Senior Secured Note (10.00% plus 8.50% PIK, due 6/23/2024)(46)	26,168	26,168	26,148	0.8%
		Common Stock (50,000 shares)(16)		26,204	—	—%
				62,802	36,578	1.1%
Wolf Energy, LLC(32)	Kansas / Energy Equipment & Services	Membership Interest (100%)(16)		—	—	—%
		Membership Interest in Wolf Energy Services Company, LLC (100%)(16)		4,029	1,747	0.1%
		Net Profits Interest (8% of Equity Distributions)(4)(16)		—	10	—%
				4,029	1,757	0.1%
Total Control Investments (Level 3)				$1,861,230	$1,933,366	58.8%

Affiliate Investments (5.00% to 24.99% voting control)(48)

Nixon, Inc.(39)	California / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan (11.50% PIK, in non-accrual status effective 7/1/2016, due 11/12/2022)(8)	$16,978	$14,197	$—	—%
		Common Stock (857 units)(16)		—	—	—%
				14,197	—	—%
Targus Cayman HoldCo Limited(33)	California / Textiles, Apparel & Luxury Goods	Common Stock (7,383,395 shares)(16)		9,878	17,739	0.5%
				9,878	17,739	0.5%
Total Affiliate Investments (Level 3)				$24,075	$17,739	0.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

AgaMatrix, Inc.	New Hampshire / Healthcare Equipment and Supplies	Senior Secured Term Loan (10.08% (LIBOR + 8.75% with 1.25% LIBOR floor), due 9/29/2022)(10)(11)	$32,000	$32,000	$32,000	1.0%
				32,000	32,000	1.0%
American Gilsonite Company(34)	Utah / Chemicals	Membership Interest (1.93%)(16)		—	—	—%
				—	—	—%
Apidos CLO IX	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 7/15/2023)(5)(14)(17)	23,525	3,450	1,147	—%
				3,450	1,147	—%
Apidos CLO XI	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 7.64%, due 10/17/28)(5)(14)	40,500	30,812	23,514	0.7%
				30,812	23,514	0.7%
Apidos CLO XII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 4/15/2025)(5)(14)(17)	44,063	29,926	22,202	0.7%
				29,926	22,202	0.7%
Apidos CLO XV	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 5.29%, due 10/20/2025)(5)(14)	36,515	28,862	22,671	0.7%
				28,862	22,671	0.7%
Apidos CLO XXII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.06%, due 10/20/2027)(5)(6)(14)	31,350	27,118	25,342	0.8%
				27,118	25,342	0.8%
Ark-La-Tex Wireline Services, LLC	Louisiana / Energy Equipment & Services	Senior Secured Term Loan B (12.74% (LIBOR + 11.50% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 4/8/2019)(10)(13)	26,080	1,630	1,372	—%
				1,630	1,372	—%
Armor Holding II LLC	New York / Commercial Services & Supplies	Second Lien Term Loan (10.34% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(8)(10)(11)	7,000	6,933	7,000	0.2%
				6,933	7,000	0.2%
Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Health Care Providers & Services	Revolving Line of Credit – $7,000 Commitment (9.50% (LIBOR + 8.00% with 1.50% LIBOR floor), due 8/21/2018)(10)(11)(15)	5,200	5,200	5,200	0.2%
		Senior Term Loan (9.50% (LIBOR + 8.00% with 1.50% LIBOR floor), due 2/21/2020)(3)(10)(11)	79,356	79,356	79,356	2.4%
				84,556	84,556	2.6%
Babson CLO Ltd. 2014-III	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.65%, due 1/15/2026)(5)(6)(14)	52,250	41,425	36,550	1.1%
				41,425	36,550	1.1%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan A (7.08% (LIBOR + 5.75% with 1.25% LIBOR floor), due 6/03/2021)(3)(10)(11)	110,138	110,138	110,138	3.4%
		Senior Secured Term Loan B (13.58% (LIBOR + 12.25% with 1.25% LIBOR floor), due 6/03/2021)(10)(11)	114,409	114,409	114,409	3.4%
				224,547	224,547	6.8%
Brookside Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 0.32%, due 4/17/2025)(5)(14)	26,000	16,476	13,483	0.4%
				16,476	13,483	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

California Street CLO IX Ltd. (f/k/a Symphony CLO IX Ltd.)	Cayman Islands / Structured Finance	Preference Shares (Residual Interest, current yield 13.31%, due 10/16/2028)(5)(14)	$58,915	$40,827	$35,582	1.1%
				40,827	35,582	1.1%
Capstone Logistics Acquisition, Inc.	Georgia / Commercial Services & Supplies	Second Lien Term Loan (9.49% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(8)(10)(13)	101,517	101,092	97,382	3.0%
				101,092	97,382	3.0%
Carlyle Global Market Strategies CLO 2014-4, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 21.48%, due 10/15/2026)(5)(6)(14)	25,534	19,600	19,860	0.6%
				19,600	19,860	0.6%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.12%, due 10/20/2029)(5)(6)(14)	32,200	31,405	27,914	0.8%
				31,405	27,914	0.8%
Cent CLO 17 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 1/30/2025)(5)(14)(17)	24,870	17,723	11,862	0.4%
				17,723	11,862	0.4%
Cent CLO 20 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.32%, due 1/25/2026)(5)(14)	40,275	31,893	31,093	0.9%
				31,893	31,093	0.9%
Cent CLO 21 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.43%, due 7/27/2026)(5)(6)(14)	48,528	36,334	34,914	1.1%
				36,334	34,914	1.1%
Centerfield Media Holding Company(35)	California / Internet Software and Services	Senior Secured Term Loan A (8.34% (LIBOR + 7.00% with 1.00% LIBOR floor), due 1/17/2022)(3)(8)(10)(11)	66,980	66,980	66,980	2.0%
		Senior Secured Term Loan B (13.84% (LIBOR + 12.50% with 1.00% LIBOR floor), due 1/17/2022)(8)(10)(11)	68,000	68,000	68,000	2.1%
				134,980	134,980	4.1%
CIFC Funding 2013-III, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.93%, due 10/24/2025)(5)(14)	44,100	30,659	28,043	0.9%
				30,659	28,043	0.9%
CIFC Funding 2013-IV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.42%, due 11/27/2024)(5)(14)	45,500	32,393	30,702	0.9%
				32,393	30,702	0.9%
CIFC Funding 2014-IV Investor, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 9.79%, due 10/17/2026)(5)(6)(14)	41,500	29,454	26,111	0.8%
				29,454	26,111	0.8%
CIFC Funding 2016-I, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 14.99%, due 10/21/2028)(5)(6)(14)	34,000	31,312	28,040	0.9%
				31,312	28,040	0.9%
Cinedigm DC Holdings, LLC	New York / Media	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(10)(11)(46)	44,056	44,006	44,056	1.3%
				44,006	44,056	1.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Coverall North America, Inc.	Florida / Commercial Services & Supplies	Senior Secured Term Loan A (7.34% (LIBOR + 6.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(10)(11)	$22,658	$22,658	$22,658	0.7%
		Senior Secured Term Loan B (12.34% (LIBOR + 11.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(10)(11)	24,938	24,938	24,938	0.7%
				47,596	47,596	1.4%
CURO Financial Technologies Corp.	Canada / Consumer Finance	Senior Secured Notes (12.00%, due 3/1/2022)(8)(14)	10,000	9,840	10,000	0.3%
				9,840	10,000	0.3%
Digital Room LLC	California / Commercial Services & Supplies	Second Lien Term Loan (11.24% (LIBOR + 10.00% with 1.00% LIBOR floor), due 5/21/2023)(3)(8)(10)(13)	34,000	33,415	34,000	1.0%
				33,415	34,000	1.0%
Dunn Paper, Inc.	Georgia / Paper & Forest Products	Second Lien Term Loan (9.99% (LIBOR + 8.75% with 1.00% LIBOR floor), due 8/26/2023)(3)(8)(10)(13)	11,500	11,303	11,500	0.3%
				11,303	11,500	0.3%
Easy Gardener Products, Inc.	Texas / Household Durables	Senior Secured Term Loan (11.30% (LIBOR + 10.00% with .25% LIBOR floor), due 09/30/2020)(3)(10)(11)	17,194	17,194	16,683	0.5%
				17,194	16,683	0.5%
Engine Group, Inc.(7)	California / Media	Senior Secured Term Loan (5.95% (LIBOR + 4.75% with 1.00% LIBOR floor), due 9/15/2022)(8)(9)(10)(11)	5,000	5,000	5,000	0.2%
		Second Lien Term Loan (10.08% (LIBOR + 8.75% with 1.00% LIBOR floor), due 9/15/2023)(8)(10)(11)	35,000	35,000	35,000	1.0%
				40,000	40,000	1.2%
Fleetwash, Inc.	New Jersey / Commercial Services & Supplies	Senior Secured Term Loan B (10.30% (LIBOR + 9.00% with 1.00% LIBOR floor), due 4/30/2022)(3)(10)(11)	21,544	21,544	21,544	0.7%
		Delayed Draw Term Loan – $15,000 Commitment (9.80% (LIBOR + 8.50% with 1.00% LIBOR floor)expires 4/30/2022)(10)(11)(15)		—	—	—%
				21,544	21,544	0.7%
Galaxy XV CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.86%, due 4/15/2025)(5)(14)	50,525	33,768	33,118	1.0%
				33,768	33,118	1.0%
Galaxy XVI CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 8.31%, due 11/16/2025)(5)(14)	24,575	17,579	15,324	0.5%
				17,579	15,324	0.5%
Galaxy XVII CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 7.38%, due 7/15/2026)(5)(6)(14)	39,905	28,985	24,897	0.8%
				28,985	24,897	0.8%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 8/15/2023)(5)(14)(17)	23,188	4,351	4,714	0.1%
				4,351	4,714	0.1%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 6.34%, due 4/15/2025)(5)(14)	40,400	25,749	21,925	0.7%
				25,749	21,925	0.7%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.02%, due 4/18/2026)(5)(14)	24,500	15,910	14,637	0.4%
				15,910	14,637	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2014-2 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.00%, due 4/28/2025)(5)(6)(14)	$41,164	$26,946	$25,257	0.8%
				26,946	25,257	0.8%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.65%, due 10/18/2027)(5)(6)(14)	39,598	33,779	34,298	1.0%
				33,779	34,298	1.0%
Harbortouch Payments, LLC	Pennsylvania / Commercial Services & Supplies	Escrow Receivable		—	862	—%
				—	862	—%
HarbourView CLO VII, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.53%, due 11/18/2026)(5)(6)(14)	19,025	15,016	13,626	0.4%
				15,016	13,626	0.4%
Harley Marine Services, Inc.	Washington / Marine	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 12/20/2019)(3)(8)(10)(11)	9,000	8,927	8,853	0.3%
				8,927	8,853	0.3%
Ingenio, LLC	California / Internet Software and Services	Senior Secured Term Loan (8.82% (LIBOR + 7.50% with 1.25% LIBOR floor), due 9/26/2022)(8)(10)(11)	10,000	10,000	10,000	0.3%
				10,000	10,000	0.3%
Inpatient Care Management Company, LLC	Florida / Health Care Providers & Services	Senior Secured Term Loan (9.30% (LIBOR + 8.00% with 1.00% LIBOR floor), due 6/8/2021(3)(10)(11)	25,196	25,196	25,191	0.8%
				25,196	25,191	0.8%
Instant Web, LLC	Minnesota / Media	Senior Secured Term Loan A (5.80% (LIBOR + 4.50% with 1.00% LIBOR floor), due 3/28/2019)(10)(11)	120,948	120,948	120,948	3.7%
		Senior Secured Term Loan B (12.30% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/28/2019)(3)(10)(11)	158,100	158,100	158,100	4.8%
		Senior Secured Term Loan C-1 (13.05% (LIBOR + 11.75% with 1.00% LIBOR floor), due 3/28/2019)(10)(11)	27,000	27,000	27,000	0.8%
		Senior Secured Term Loan C-2 (13.80% (LIBOR + 12.50% with 1.00% LIBOR floor), due 3/28/2019)(10)(11)	25,000	25,000	25,000	0.8%
		Senior Secured Term Loan C-3 (12.83% (LIBOR + 11.50% with 1.00% LIBOR floor), due 3/28/2019)(10)(11)	22,000	22,000	22,000	0.7%
				353,048	353,048	10.8%
InterDent, Inc.	California / Health Care Providers & Services	Senior Secured Term Loan A (6.74% (LIBOR + 5.50% with 0.75% LIBOR floor), due 12/31/2017)(10)(13)	78,435	78,435	78,435	2.4%
		Senior Secured Term Loan B (11.74% (LIBOR + 10.50% with 0.75% LIBOR floor), due 12/31/2017)(3)(10)(13)	131,125	131,125	126,287	3.8%
				209,560	204,722	6.2%
JD Power and Associates	California / Capital Markets	Second Lien Term Loan (9.83% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/7/2024)(3)(8)(10)(11)	20,000	19,778	20,000	0.6%
				19,778	20,000	0.6%
Jefferson Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.10%, due 7/20/2027)(5)(6)(14)	19,500	16,362	12,863	0.4%
				16,362	12,863	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

K&N Parent, Inc.	California / Auto Components	Second Lien Term Loan (9.99% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/21/2024)(3)(8)(10)(13)	$13,000	$12,770	$13,000	0.4%
				12,770	13,000	0.4%
Keystone Acquisition Corp.(36)	Pennsylvania / Health Care Providers & Services	Second Lien Term Loan (10.58% (LIBOR + 9.25% with 1.00% LIBOR floor), due 5/1/2025)(3)(8)(10)(11)	50,000	50,000	50,000	1.5%
				50,000	50,000	1.5%
LaserShip, Inc.	Virginia / Air Freight & Logistics	Senior Secured Term Loan A (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(3)(10)(13)	31,960	31,960	31,960	1.0%
		Senior Secured Term Loan B (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(3)(10)(13)	19,635	19,635	19,635	0.6%
				51,595	51,595	1.6%
LCM XIV Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 12.18%, due 7/15/2025)(5)(14)	30,500	20,730	20,077	0.6%
				20,730	20,077	0.6%
Madison Park Funding IX, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 8/15/2022)(5)(14)(17)	43,110	6,834	8,655	0.3%
				6,834	8,655	0.3%
Matrixx Initiatives, Inc.	New Jersey / Pharmaceuticals	Senior Secured Term Loan A (7.84% (LIBOR + 6.50% with 1.00% LIBOR floor), due 9/22/2020)(3)(10)(11)	86,427	86,427	86,427	2.6%
		Senior Secured Term Loan B (12.84% (LIBOR + 11.50% with 1.00% LIBOR floor), due 9/22/2020)(3)(10)(11)	69,562	69,562	69,562	2.1%
				155,989	155,989	4.7%
Maverick Healthcare Equity, LLC	Arizona / Health Care Providers & Services	Preferred Units (10.00%, 1,250,000 units)(16)		1,252	697	—%
		Class A Common Units (1,250,000 units)(16)		—	—	—%
				1,252	697	—%
Memorial MRI & Diagnostic, LLC	Texas / Health Care Providers & Services	Senior Secured Term Loan (9.83% (LIBOR + 8.50% with 1.00% LIBOR floor), due 3/16/2022)(10)(11)	37,620	37,620	37,620	1.1%
				37,620	37,620	1.1%
Mountain View CLO 2013-I Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 7.01%, due 4/12/2024)(5)(14)	43,650	27,464	24,695	0.8%
				27,464	24,695	0.8%
Mountain View CLO IX Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.85%, due 7/15/2027)(5)(6)(14)	47,830	40,597	38,942	1.2%
				40,597	38,942	1.2%
National Home Healthcare Corp.	Michigan / Health Care Providers & Services	Second Lien Term Loan (10.24% (LIBOR + 9.00% with 1.00% LIBOR floor), due 12/8/2022)(3)(8)(10)(13)	15,407	15,209	15,407	0.5%
				15,209	15,407	0.5%
NCP Finance Limited Partnership(38)	Ohio / Consumer Finance	Subordinated Secured Term Loan (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(8)(10)(13)(14)	26,800	26,440	26,269	0.8%
				26,440	26,269	0.8%
Octagon Investment Partners XV, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 14.48%, due 7/19/2030)(5)(14)	42,064	30,368	24,346	0.7%
				30,368	24,346	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Octagon Investment Partners XVIII, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 11.58%, due 12/16/2024)(5)(6)(14)	$28,200	$17,927	$15,900	0.5%
				17,927	15,900	0.5%
Pacific World Corporation	California / Personal Products	Revolving Line of Credit – $21,000 Commitment (8.49% (LIBOR + 7.25% with 1.00% LIBOR floor), due 9/26/2020)(10)(13)(15)	14,725	14,725	14,725	0.4%
		Senior Secured Term Loan A (6.49% (LIBOR + 5.25% with 1.00% LIBOR floor), due 9/26/2020)(3)(10)(13)	97,250	97,250	95,322	2.9%
		Senior Secured Term Loan B (10.49% (LIBOR + 9.25% with 1.00% LIBOR floor), due 9/26/2020)(3)(10)(13)	97,250	97,250	72,866	2.2%
		Common Stock (6,778,414 units)(16)		—	—	—%
				209,225	182,913	5.6%
Pelican Products, Inc.	California / Chemicals	Second Lien Term Loan (9.58% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/9/2021)(3)(8)(10)(11)	17,500	17,490	16,905	0.5%
				17,490	16,905	0.5%
PeopleConnect Intermediate, LLC (f/k/a Intelius, Inc.)	Washington / Internet Software & Services	Revolving Line of Credit – $1,000 Commitment (9.80% (LIBOR + 8.50% with 1.00% LIBOR floor), due 8/11/2018)(10)(11)(15)		—	—	—%
		Senior Secured Term Loan A (6.80% (LIBOR + 5.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(10)(11)	19,427	19,427	19,427	0.6%
		Senior Secured Term Loan B (12.80% (LIBOR + 11.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(10)(11)	20,463	20,463	20,463	0.6%
				39,890	39,890	1.2%
PGX Holdings, Inc.(40)	Utah / Diversified Consumer Services	Second Lien Term Loan (10.24% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(10)(13)	134,668	134,668	134,668	4.1%
				134,668	134,668	4.1%
Photonis Technologies SAS	France / Electronic Equipment, Instruments & Components	First Lien Term Loan (8.83% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(8)(10)(11)(14)	9,872	9,768	8,480	0.3%
				9,768	8,480	0.3%
Pinnacle (US) Acquisition Co. Limited	Texas / Software	Second Lien Term Loan (10.55% (LIBOR + 9.25% with 1.25% LIBOR floor), in non-accrual status effective 7/1/2017, due 8/3/2020)(8)(10)(11)	7,037	6,947	6,333	0.2%
				6,947	6,333	0.2%
PlayPower, Inc.	North Carolina / Leisure Products	Second Lien Term Loan (10.08% (LIBOR + 8.75% with 1.00% LIBOR floor), due 6/23/2022)(3)(8)(10)(11)	11,000	10,886	11,000	0.3%
				10,886	11,000	0.3%
PrimeSport, Inc.	Georgia / Hotels, Restaurants & Leisure	Senior Secured Term Loan A (8.30% (LIBOR + 7.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(10)(11)	53,000	53,000	47,693	1.5%
		Senior Secured Term Loan B (13.30% (LIBOR + 12.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(10)(11)	74,500	74,500	60,453	1.8%
				127,500	108,146	3.3%
Prince Mineral Holding Corp.	New York / Metals & Mining	Senior Secured Term Loan (11.50%, due 12/15/2019)(8)	10,000	9,958	10,000	0.3%
				9,958	10,000	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

RGIS Services, LLC	Michigan / Commercial Services & Supplies	Senior Secured Term Loan (8.83% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(8)(10)(11)	$30,884	$30,208	$28,832	0.9%
				30,208	28,832	0.9%
RME Group Holding Company	Florida / Media	Senior Secured Term Loan A (7.33% (LIBOR + 6.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(10)(11)	37,313	37,313	37,313	1.1%
		Senior Secured Term Loan B (12.33% (LIBOR + 11.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(10)(11)	24,938	24,938	24,938	0.8%
				62,251	62,251	1.9%
Rocket Software, Inc.	Massachusetts / Software	Second Lien Term Loan (10.83% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/14/2024)(3)(8)(10)(11)	50,000	49,125	50,000	1.5%
				49,125	50,000	1.5%
SCS Merger Sub, Inc.	Texas / IT Services	Second Lien Term Loan (10.74% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/30/2023)(3)(8)(10)(13)	20,000	19,549	20,000	0.6%
				19,549	20,000	0.6%
SESAC Holdco II LLC	Tennessee / Media	Second Lien Term Loan (8.49% (LIBOR + 7.25% with 1.00% LIBOR floor), due 2/23/2025)(8)(10)(13)	3,000	2,972	2,972	0.1%
				2,972	2,972	0.1%
Small Business Whole Loan Portfolio(41)	New York / Online Lending	436 Small Business Loans purchased from On Deck Capital, Inc.	6,050	6,050	5,669	0.2%
				6,050	5,669	0.2%
Spartan Energy Services, Inc.	Louisiana / Energy Equipment & Services	Senior Secured Term Loan A (7.24% (LIBOR + 6.00% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 12/28/2018)(10)(13)	13,156	11,678	8,946	0.3%
		Senior Secured Term Loan B (13.24% (LIBOR + 12.00% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 12/28/2018)(10)(13)	16,469	13,669	—	—%
				25,347	8,946	0.3%
Stryker Energy, LLC	Ohio / Oil, Gas & Consumable Fuels	Overriding Royalty Interests (43)		—	—	—%
				—	—	—%
Sudbury Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.82%, due 1/17/2026)(5)(14)	28,200	19,256	16,027	0.5%
				19,256	16,027	0.5%
Symphony CLO XIV Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 6.35%, due 7/14/2026)(5)(6)(14)	49,250	35,886	30,386	0.9%
				35,886	30,386	0.9%
Symphony CLO XV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.46%, due 10/17/2026)(5)(14)	50,250	40,711	34,932	1.1%
				40,711	34,932	1.1%
TouchTunes Interactive Networks, Inc.	New York / Internet Software & Services	Second Lien Term Loan (9.57% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(3)(8)(10)(11)	14,000	13,912	14,000	0.4%
				13,912	14,000	0.4%
TGP HOLDINGS III LLC	Oregon / Household Durables	Second Lien Term Loan (9.83% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/25/2025)(8)(10)(11)	3,000	2,955	3,000	0.1%
				2,955	3,000	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Turning Point Brands, Inc.(42)	Kentucky / Tobacco	Second Lien Term Loan (11.00%, due 8/17/2022)(3)(8)	$14,500	$14,372	$14,263	0.4%
				14,372	14,263	0.4%
United Sporting Companies, Inc.(18)	South Carolina / Distributors	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor) plus 2.00% PIK, in non-accrual status effective 4/1/2017, due 11/16/2019)(3)(10)(13)	142,275	136,284	65,256	2.0%
		Common Stock (24,967 shares)(16)		—	—	—%
				136,284	65,256	2.0%
Universal Fiber Systems, LLC	Virginia / Textiles, Apparel & Luxury Goods	Second Lien Term Loan (10.74% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/02/2022)(3)(8)(10)(13)	37,000	36,472	37,000	1.1%
				36,472	37,000	1.1%
Universal Turbine Parts, LLC	Alabama / Trading Companies & Distributors	Senior Secured Term Loan A (6.98% (LIBOR + 5.75% with 1.00% LIBOR floor), due 7/22/2021)(3)(10)(13)	32,013	32,013	30,067	0.9%
		Senior Secured Term Loan B (12.98% (LIBOR + 11.75% with 1.00% LIBOR floor), due 7/22/2021)(3)(10)(13)	32,500	32,500	29,924	0.9%
				64,513	59,991	1.8%
USG Intermediate, LLC	Texas / Leisure Products	Revolving Line of Credit – $2,500 Commitment (10.49% (LIBOR + 9.25% with 1.00% LIBOR floor), due 8/24/2018)(10)(13)(15)	2,500	2,500	2,500	0.1%
		Senior Secured Term Loan A (7.99% (LIBOR + 6.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(10)(13)	14,396	14,396	14,396	0.4%
		Senior Secured Term Loan B (12.99% (LIBOR + 11.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(10)(13)	21,646	21,646	21,646	0.7%
		Equity(16)		1	—	—%
				38,543	38,542	1.2%
VC GB Holdings, Inc.	Illinois / Household Durables	Subordinated Secured Term Loan (9.24% (LIBOR + 8.00% with 1.00% LIBOR floor), due 2/28/2025)(3)(8)(10)(13)	20,000	19,721	20,000	0.6%
				19,721	20,000	0.6%
Venio LLC	Pennsylvania / Professional Services	Second Lien Term Loan (4.00% plus PIK 10.00% (LIBOR + 7.50% with 2.50% LIBOR floor), in non-accrual status effective 12/31/15, due 2/19/2020)(10)(11)	20,442	15,897	16,248	0.5%
				15,897	16,248	0.5%
Voya CLO 2012-2, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	38,070	1,122	1,637	—%
				1,122	1,637	—%
Voya CLO 2012-3, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	46,632	531	1,720	0.1%
				531	1,720	0.1%
Voya CLO 2012-4, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 12.96%, due 10/15/2028)(5)(14)	40,613	30,903	29,515	0.9%
				30,903	29,515	0.9%
Voya CLO 2014-1, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.05%, due 4/18/2026)(5)(6)(14)	32,383	24,323	24,373	0.7%
				24,323	24,373	0.7%
Voya CLO 2016-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.80%, due 10/18/2027)(5)(6)(14)	28,100	27,079	22,384	0.7%
				27,079	22,384	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			September 30, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Voya CLO 2017-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.65%, due 7/20/2030)(5)(6)(14)	$44,885	$46,340	$42,581	1.3%
				46,340	42,581	1.3%
Washington Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 7.06%, due 4/20/2026)(5)(6)(14)	22,600	16,344	13,619	0.4%
				16,344	13,619	0.4%
Wheel Pros, LLC	Colorado / Auto Components	Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(10)(11)	15,300	15,300	15,300	0.5%
		Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(10)(11)	5,460	5,460	5,460	0.2%
				20,760	20,760	0.7%
Total Non-Control/Non-Affiliate Investments (Level 3)				$3,997,812	$3,736,012	113.7%

Total Portfolio Investments (Level 3)				$5,883,117	$5,687,117	173.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)(44)(45)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

Arctic Energy Services, LLC(37)	Wyoming / Energy Equipment & Services	Class D Units (12.00%, 32,915 units)(16)		$31,640	$17,370	0.5%
		Class E Units (14.00%, 21,080 units)(16)		20,230	—	—%
		Class A Units (14.00%, 700 units)(16)		9,006	—	—%
		Class C Units (10 units)(16)		—	—	—%
				60,876	17,370	0.5%
CCPI Inc.(19)	Ohio / Electronic Equipment, Instruments & Components	Senior Secured Term Loan A (10.00%, due 12/31/2020)(3)	2,966	2,966	2,966	0.1%
		Senior Secured Term Loan B (12.00% plus 7.00% PIK, due 12/31/2020)(3)(46)	18,216	18,216	18,216	0.5%
		Common Stock (14,857 shares)		6,759	21,870	0.7%
				27,941	43,052	1.3%
CP Energy Services Inc.(20)	Oklahoma / Energy Equipment & Services	Series B Convertible Preferred Stock (16.00%, 1,043 shares)(16)		98,273	72,216	2.2%
		Common Stock (2,924 shares)(16)		15,227	—	—%
				113,500	72,216	2.2%
Credit Central Loan Company, LLC(21)	South Carolina / Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2019)(14)(46)	51,855	45,255	51,855	1.5%
		Class A Units (10,640,642 units)(14)(16)		13,731	9,881	0.3%
		Net Revenues Interest (25% of Net Revenues)(14)(16)		—	2,699	0.1%
				58,986	64,435	1.9%
Echelon Aviation LLC	New York / Aerospace & Defense	Senior Secured Term Loan (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(10)(13)(46)	31,055	31,055	31,055	0.9%
		Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 1.00% PIK, due 12/7/2024)(10)(13)(46)	16,044	16,044	16,044	0.5%
		Membership Interest (99%)		22,738	24,219	0.7%
				69,837	71,318	2.1%
Edmentum Ultimate Holdings, LLC(22)	Minnesota / Diversified Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00%, due 6/9/2020)(15)	7,834	7,834	7,834	0.2%
		Unsecured Senior PIK Note (8.50% PIK, due 6/9/2020)(46)	6,905	6,905	6,905	0.2%
		Unsecured Junior PIK Note (10.00% PIK, in non-accrual status effective 1/1/2017, due 6/9/2020)	31,870	23,829	31,870	1.0%
		Class A Units (370,964 units)(16)		6,577	286	—%
				45,145	46,895	1.4%
First Tower Finance Company LLC(23)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 7.00% PIK, due 6/24/2019)(14)(46)	261,114	261,114	261,114	7.8%
		Class A Units (93,997,533 units)(14)(16)		78,481	104,474	3.1%
				339,595	365,588	10.9%
Freedom Marine Solutions, LLC(24)	Louisiana / Energy Equipment & Services	Membership Interest (100%)(16)		42,610	23,994	0.7%
				42,610	23,994	0.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)(44)(45)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

MITY, Inc.(25)	Utah / Commercial Services & Supplies	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 1/30/2020)(3)(10)(11)	$26,250	$26,250	$26,250	0.8%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 1/30/2020)(3)(10)(11)(46)	24,442	24,442	24,442	0.7%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due on demand)(14)	5,659	7,200	5,659	0.2%
		Common Stock (42,053 shares)		6,849	20,161	0.6%
				64,741	76,512	2.3%
National Property REIT Corp.(26)	Various / Equity Real Estate Investment Trusts (REITs) / Online Lending	Senior Secured Term Loan A (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(10)(11)(46)	291,315	291,315	291,315	8.7%
		Senior Secured Term Loan E (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(10)(11)(46)	122,314	122,314	122,314	3.6%
		Senior Secured Term Loan C to ACL Loan Holdings, Inc. (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(10)(11)(14)(46)	59,722	59,722	59,722	1.8%
		Senior Secured Term Loan C to American Consumer Lending Limited (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 12/15/2020)(10)(11)(14)(46)	87,130	87,130	87,130	2.6%
		Common Stock (2,280,992 shares)(16)		229,815	338,046	10.1%
		Net Operating Income Interest (5% of Net Operating Income)		—	88,777	2.6%
				790,296	987,304	29.4%
Nationwide Loan Company LLC(27)	Illinois / Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)(14)(46)	16,819	16,819	16,819	0.5%
		Class A Units (32,456,159 units)(14)		18,183	20,126	0.6%
				35,002	36,945	1.1%
NMMB, Inc.(28)	New York / Media	Senior Secured Note (14.00%, due 5/6/2021)	3,714	3,714	3,714	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2021)	6,900	6,900	6,900	0.2%
		Series A Preferred Stock (7,200 shares)(16)		7,200	5,713	0.2%
		Series B Preferred Stock (5,669 shares)(16)		5,669	4,498	0.1%
				23,483	20,825	0.6%
R-V Industries, Inc.	Pennsylvania / Machinery	Senior Subordinated Note (10.30% (LIBOR + 9.00% with 1.00% LIBOR floor), due 3/31/2022)(3)(10)(11)	28,622	28,622	28,622	0.9%
		Common Stock (745,107 shares)		6,866	4,056	0.1%
				35,488	32,678	1.0%
SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company)(29)	Texas / Energy Equipment & Services	Series A Convertible Preferred Stock (6.50%, 99,000 shares)(16)		—	1,940	0.1%
		Common Stock (100 shares)(16)		—	—	—%
				—	1,940	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)(44)(45)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

USES Corp.(30)	Texas / Commercial Services & Supplies	Senior Secured Term Loan A (9.00% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	$31,068	$28,604	$12,517	0.4%
		Senior Secured Term Loan B (15.50% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	41,475	35,568	—	—%
		Common Stock (268,962 shares)(16)		—	—	—%
				64,172	12,517	0.4%
Valley Electric Company, Inc.(31)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2024)(3)(10)(11)(46)	10,430	10,430	10,430	0.3%
		Senior Secured Note (10.00% plus 8.50% PIK, due 6/23/2024)(46)	25,624	25,624	22,079	0.7%
		Common Stock (50,000 shares)(16)		26,204	—	—%
				62,258	32,509	1.0%
Wolf Energy, LLC(32)	Kansas / Energy Equipment & Services	Membership Interest (100%)(16)		—	—	—%
		Membership Interest in Wolf Energy Services Company, LLC (100%)(16)		6,801	5,662	0.1%
		Net Profits Interest (8% of Equity Distributions)(4)(16)		—	15	—%
				6,801	5,677	0.1%
Total Control Investments (Level 3)				$1,840,731	$1,911,775	57.0%

Affiliate Investments (5.00% to 24.99% voting control)(50)

Nixon, Inc.(39)	California / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan (11.50% PIK, in non-accrual status effective 7/1/2016, due 11/12/2022)(8)	$16,499	$14,197	$—	—%
		Common Stock (857 units)(16)	—	—	—	—%
				14,197	—	—%
Targus Cayman HoldCo Limited (33)	California / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan A (15.00% PIK, due 12/31/2019)(8)(46)	1,532	1,320	1,532	—%
		Senior Secured Term Loan B (15.00% PIK, due 12/31/2019)(8)(46)	4,596	3,961	4,596	0.1%
		Common Stock (1,262,737 shares)(16)		3,479	5,301	0.1%
				8,760	11,429	0.3%
Total Affiliate Investments (Level 3)				$22,957	$11,429	0.3%

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

California Street CLO IX Ltd. (f/k/a Symphony CLO IX Ltd.)	Cayman Islands / Structured Finance	Preference Shares (Residual Interest, current yield 13.82%, due 10/16/2028)(5)(14)	$58,915	$40,792	$35,758	1.1%
				40,792	35,758	1.1%
Capstone Logistics Acquisition, Inc.	Georgia / Commercial Services & Supplies	Second Lien Term Loan (9.48% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(8)(10)(13)	101,517	101,071	98,468	2.9%
				101,071	98,468	2.9%
Carlyle Global Market Strategies CLO 2014-4, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 21.61%, due 10/15/2026)(5)(6)(14)	25,534	19,494	19,757	0.6%
				19,494	19,757	0.6%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.04%, due 10/20/2029)(5)(6)(14)	32,200	31,449	26,745	0.8%
				31,449	26,745	0.8%
Cent CLO 17 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.00%, due 1/30/2025)(5)(14)	24,870	18,100	16,708	0.5%
				18,100	16,708	0.5%
Cent CLO 20 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.81%, due 1/25/2026)(5)(14)	40,275	32,105	32,148	1.0%
				32,105	32,148	1.0%
Cent CLO 21 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.47%, due 7/27/2026)(5)(6)(14)	48,528	36,659	36,178	1.1%
				36,659	36,178	1.1%
Centerfield Media Holding Company(35)	California / Internet Software and Services	Senior Secured Term Loan A (8.30% (LIBOR + 7.00% with 1.00% LIBOR floor), due 1/17/2022)(3)(8)(10)(11)	67,320	67,320	67,320	2.0%
		Senior Secured Term Loan B (13.80% (LIBOR + 12.50% with 1.00% LIBOR floor), due 1/17/2022)(8)(10)(11)	68,000	68,000	68,000	2.0%
				135,320	135,320	4.0%
CIFC Funding 2013-III, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.42%, due 10/24/2025)(5)(14)	44,100	31,233	30,265	0.9%
				31,233	30,265	0.9%
CIFC Funding 2013-IV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.16%, due 11/27/2024)(5)(14)	45,500	32,859	32,708	1.0%
				32,859	32,708	1.0%
CIFC Funding 2014-IV Investor, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 13.85%, due 10/17/2026)(5)(6)(14)	41,500	30,002	29,139	0.9%
				30,002	29,139	0.9%
CIFC Funding 2016-I, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 16.33%, due 10/21/2028)(5)(6)(14)	34,000	31,780	29,513	0.9%
				31,780	29,513	0.9%
Cinedigm DC Holdings, LLC	New York / Media	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(10)(11)(46)	49,156	49,106	49,156	1.5%
				49,106	49,156	1.5%

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Keystone Acquisition Corp.(36)	Pennsylvania / Health Care Providers & Services	Second Lien Term Loan (10.55% (LIBOR + 9.25% with 1.00% LIBOR floor), due 5/1/2025)(3)(8)(10)(11)	$50,000	$50,000	$50,000	1.5%
				50,000	50,000	1.5%
LaserShip, Inc.	Virginia / Air Freight & Logistics	Senior Secured Term Loan A (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(3)(10)(13)	32,184	32,184	32,184	1.0%
		Senior Secured Term Loan B (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(3)(10)(13)	19,768	19,768	19,768	0.5%
				51,952	51,952	1.5%
LCM XIV Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 14.99%, due 7/15/2025)(5)(14)	30,500	21,243	21,567	0.6%
				21,243	21,567	0.6%
Madison Park Funding IX, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.49%, due 8/15/2022)(5)(14)	43,110	8,558	8,472	0.3%
				8,558	8,472	0.3%
Matrixx Initiatives, Inc.	New Jersey / Pharmaceuticals	Senior Secured Term Loan A (7.80% (LIBOR + 6.50% with 1.00% LIBOR floor), due 2/24/2020)(3)(10)(11)	65,427	65,427	65,427	2.0%
		Senior Secured Term Loan B (12.80% (LIBOR + 11.50% with 1.00% LIBOR floor), due 2/24/2020)(3)(10)(11)	52,562	52,562	52,562	1.6%
				117,989	117,989	3.6%
Maverick Healthcare Equity, LLC	Arizona / Health Care Providers & Services	Preferred Units (10.00%, 1,250,000 units)(16)		1,252	782	—%
		Class A Common Units (1,250,000 units)(16)		—	—	—%
				1,252	782	—%
Memorial MRI & Diagnostic, LLC	Texas / Health Care Providers & Services	Senior Secured Term Loan (9.80% (LIBOR + 8.50% with 1.00% LIBOR floor), due 3/16/2022)(10)(11)	37,810	37,810	37,810	1.1%
				37,810	37,810	1.1%
Mountain View CLO 2013-I Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.43%, due 4/12/2024)(5)(14)	43,650	28,554	26,314	0.8%
				28,554	26,314	0.8%
Mountain View CLO IX Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.70%, due 7/15/2027)(5)(6)(14)	47,830	40,832	39,857	1.2%
				40,832	39,857	1.2%
National Home Healthcare Corp.	Michigan / Health Care Providers & Services	Second Lien Term Loan (10.08% (LIBOR + 9.00% with 1.00% LIBOR floor), due 12/8/2022)(3)(8)(10)(13)	15,407	15,199	15,407	0.5%
				15,199	15,407	0.5%
NCP Finance Limited Partnership(38)	Ohio / Consumer Finance	Subordinated Secured Term Loan (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(8)(10)(13)(14)	26,880	26,455	25,973	0.8%
				26,455	25,973	0.8%
Octagon Investment Partners XV, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 13.13%, due 1/19/2025)(5)(14)	42,064	29,704	24,250	0.7%
				29,704	24,250	0.7%
Octagon Investment Partners XVIII, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 15.36%, due 12/16/2024)(5)(6)(14)	28,200	18,468	17,415	0.5%
				18,468	17,415	0.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Pacific World Corporation	California / Personal Products	Revolving Line of Credit – $15,000 Commitment (8.23% (LIBOR + 7.00% with 1.00% LIBOR floor), due 9/26/2020)(10)(13)(15)	$14,725	$14,725	$14,725	0.4%
		Senior Secured Term Loan A (6.23% (LIBOR + 5.00% with 1.00% LIBOR floor), due 9/26/2020)(3)(10)(13)	97,250	97,250	94,834	2.8%
		Senior Secured Term Loan B (10.23% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/26/2020)(3)(10)(13)	97,250	97,250	69,450	2.1%
				209,225	179,009	5.3%
Pelican Products, Inc.	California / Chemicals	Second Lien Term Loan (9.55% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/9/2021)(3)(8)(10)(11)	17,500	17,489	16,699	0.5%
				17,489	16,699	0.5%
PeopleConnect Intermediate, LLC (f/k/a Intelius, Inc.)	Washington / Internet Software & Services	Revolving Line of Credit – $1,000 Commitment (9.80% (LIBOR + 8.50% with 1.00% LIBOR floor), due 8/11/2017)(10)(11)(15)	—	—	—	—%
		Senior Secured Term Loan A (6.80% (LIBOR + 5.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(10)(11)	19,606	19,606	19,606	0.6%
		Senior Secured Term Loan B (12.80% (LIBOR + 11.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(10)(11)	20,552	20,552	20,552	0.6%
				40,158	40,158	1.2%
PGX Holdings, Inc.(40)	Utah / Diversified Consumer Services	Second Lien Term Loan (10.23% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(10)(13)	143,767	143,767	143,767	4.3%
				143,767	143,767	4.3%
Photonis Technologies SAS	France / Electronic Equipment, Instruments & Components	First Lien Term Loan (8.80% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(8)(10)(11)(14)	9,872	9,755	8,794	0.3%
				9,755	8,794	0.3%
Pinnacle (US) Acquisition Co. Limited	Texas / Software	Second Lien Term Loan (10.55% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(8)(10)(11)	7,037	6,947	5,150	0.2%
				6,947	5,150	0.2%
PlayPower, Inc.	North Carolina / Leisure Products	Second Lien Term Loan (10.05% (LIBOR + 8.75% with 1.00% LIBOR floor), due 6/23/2022)(3)(8)(10)(11)	11,000	10,880	11,000	0.3%
				10,880	11,000	0.3%
PrimeSport, Inc.	Georgia / Hotels, Restaurants & Leisure	Senior Secured Term Loan A (8.30% (LIBOR + 7.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(10)(11)	53,138	53,138	49,312	1.5%
		Senior Secured Term Loan B (13.30% (LIBOR + 12.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(10)(11)	74,500	74,500	54,585	1.6%
				127,638	103,897	3.1%
Prince Mineral Holding Corp.	New York / Metals & Mining	Senior Secured Term Loan (11.50%, due 12/15/2019)(8)	10,000	9,953	10,000	0.3%
				9,953	10,000	0.3%
RGIS Services, LLC	Michigan / Commercial Services & Supplies	Senior Secured Term Loan (8.80% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(8)(10)(11)	14,963	14,744	14,744	0.4%
				14,744	14,744	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

RME Group Holding Company	Florida / Media	Revolving Line of Credit – $2,000 Commitment (9.30% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/4/2017)(10)(11)(15)	$—	$—	$—	—%
		Senior Secured Term Loan A (7.30% (LIBOR + 6.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(10)(11)	37,500	37,500	37,500	1.1%
		Senior Secured Term Loan B (12.30% (LIBOR + 11.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(10)(11)	25,000	25,000	25,000	0.8%
				62,500	62,500	1.9%
Rocket Software, Inc.	Massachusetts / Software	Second Lien Term Loan (10.80% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/14/2024)(3)(8)(10)(11)	50,000	49,094	50,000	1.5%
				49,094	50,000	1.5%
SCS Merger Sub, Inc.	Texas / IT Services	Second Lien Term Loan (10.73% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/30/2023)(3)(8)(10)(13)	20,000	19,531	20,000	0.6%
				19,531	20,000	0.6%
SESAC Holdco II LLC	Tennessee / Media	Second Lien Term Loan (8.37% (LIBOR + 7.25% with 1.00% LIBOR floor), due 2/23/2025)(8)(10)(12)	3,000	2,971	2,971	0.1%
				2,971	2,971	0.1%
Small Business Whole Loan Portfolio(41)	New York / Online Lending	781 Small Business Loans purchased from On Deck Capital, Inc.	8,434	8,434	7,964	0.2%
				8,434	7,964	0.2%
Spartan Energy Services, Inc.	Louisiana / Energy Equipment & Services	Senior Secured Term Loan A (7.23% (LIBOR + 6.00% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 12/28/2018)(10)(13)	13,156	11,933	8,833	0.3%
		Senior Secured Term Loan B (13.23% (LIBOR + 12.00% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 12/28/2018)(10)(13)	16,101	13,669	—	—%
				25,602	8,833	0.3%
Stryker Energy, LLC	Ohio / Oil, Gas & Consumable Fuels	Overriding Royalty Interests(43)		—	—	—%
				—	—	—%
Sudbury Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.70%, due 1/17/2026)(5)(14)	28,200	19,519	17,304	0.5%
				19,519	17,304	0.5%
Symphony CLO XIV Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.41%, due 7/14/2026)(5)(6)(14)	49,250	36,668	33,744	1.0%
				36,668	33,744	1.0%
Symphony CLO XV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.68%, due 10/17/2026)(5)(14)	50,250	41,383	38,123	1.1%
				41,383	38,123	1.1%
TouchTunes Interactive Networks, Inc.	New York / Internet Software & Services	Second Lien Term Loan (9.47% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(3)(8)(10)(11)	14,000	13,907	13,907	0.4%
				13,907	13,907	0.4%
Traeger Pellet Grills LLC	Oregon / Household Durables	Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2019)(3)(10)(11)	53,094	53,094	53,094	1.6%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2019)(3)(10)(11)	56,031	56,031	56,031	1.6%
				109,125	109,125	3.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Transaction Network Services, Inc.	Virginia / Diversified Telecommunication Services	Second Lien Term Loan (9.23% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/14/2020)(3)(8)(10)(13)	$4,410	$4,395	$4,410	0.1%
				4,395	4,410	0.1%
Turning Point Brands, Inc.(42)	Kentucky / Tobacco	Second Lien Term Loan (11.00%, due 8/17/2022)(3)(8)	14,500	14,365	14,431	0.4%
				14,365	14,431	0.4%
United Sporting Companies, Inc.(18)	South Carolina / Distributors	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor) plus 2.00% PIK, in non-accrual status effective 4/1/2017, due 11/16/2019)(3)(10)(13)	141,559	140,847	83,225	2.5%
		Common Stock (24,967 shares)(16)		—	—	—%
				140,847	83,225	2.5%
Universal Fiber Systems, LLC	Virginia / Textiles, Apparel & Luxury Goods	Second Lien Term Loan (10.76% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/02/2022)(3)(8)(10)(12)	37,000	36,446	37,000	1.1%
				36,446	37,000	1.1%
Universal Turbine Parts, LLC	Alabama / Trading Companies & Distributors	Senior Secured Term Loan A (6.98% (LIBOR + 5.75% with 1.00% LIBOR floor), due 7/22/2021)(3)(10)(13)	32,013	32,013	32,013	1.0%
		Senior Secured Term Loan B (12.98% (LIBOR + 11.75% with 1.00% LIBOR floor), due 7/22/2021)(3)(10)(13)	32,500	32,500	32,500	0.9%
				64,513	64,513	1.9%
USG Intermediate, LLC	Texas / Leisure Products	Revolving Line of Credit – $2,500 Commitment (10.98% (LIBOR + 9.75% with 1.00% LIBOR floor), due 4/15/2018)(10)(13)(15)	1,000	1,000	1,000	—%
		Senior Secured Term Loan A (8.48% (LIBOR + 7.25% with 1.00% LIBOR floor), due 4/15/2020)(3)(10)(13)	13,307	13,307	13,307	0.4%
		Senior Secured Term Loan B (13.48% (LIBOR + 12.25% with 1.00% LIBOR floor), due 4/15/2020)(3)(10)(13)	18,897	18,897	18,897	0.6%
		Equity(16)		1	—	—%
				33,205	33,204	1.0%
VC GB Holdings, Inc.	Illinois / Household Durables	Subordinated Secured Term Loan (9.23% (LIBOR + 8.00% with 1.00% LIBOR floor), due 2/28/2025)(8)(10)(13)	20,000	19,712	19,992	0.6%
				19,712	19,992	0.6%
Venio LLC	Pennsylvania / Professional Services	Second Lien Term Loan (4.00% plus PIK 10.00% (LIBOR + 7.50% with 2.50% LIBOR floor), in non-accrual status effective 12/31/15, due 2/19/2020)(10)(11)	20,442	16,111	16,342	0.5%
				16,111	16,342	0.5%
Voya CLO 2012-2, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	38,070	22,667	22,667	0.7%
				22,667	22,667	0.7%
Voya CLO 2012-3, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	46,632	26,445	26,445	0.8%
				26,445	26,445	0.8%
Voya CLO 2012-4, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 14.13%, due 10/15/2028)(5)(14)	40,613	31,018	30,544	0.9%
				31,018	30,544	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Voya CLO 2014-1, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.96%, due 4/18/2026)(5)(6)(14)	$32,383	$24,613	$26,177	0.8%
				24,613	26,177	0.8%
Voya CLO 2016-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.55%, due 10/18/2027)(5)(6)(14)	28,100	27,130	23,497	0.7%
				27,130	23,497	0.7%
Voya CLO 2017-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.89%, due 7/20/2030)(5)(6)(14)	44,885	44,885	44,670	1.3%
				44,885	44,670	1.3%
Washington Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 8.53%, due 4/20/2026)(5)(6)(14)	22,600	16,711	14,182	0.4%
				16,711	14,182	0.4%
Water Pik, Inc.	Colorado / Personal Products	Second Lien Term Loan (10.05% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021)(3)(8)(10)(11)	13,739	13,473	13,739	0.4%
				13,473	13,739	0.4%
Wheel Pros, LLC	Colorado / Auto Components	Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(10)(11)	12,000	12,000	12,000	0.4%
		Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(10)(11)	5,460	5,460	5,460	0.2%
				17,460	17,460	0.6%
Total Non-Control/Non-Affiliate Investments (Level 3)				$4,117,868	$3,915,101	116.7%

Total Portfolio Investments (Level 3)				$5,981,556	$5,838,305	174.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2017 (Unaudited) and June 30, 2017

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

(2)
Fair value is determined by or under the direction of our Board of Directors. As of September 30, 2017 and June 30, 2017, all of our investments were classified as Level 3. ASC 820 classifies such unobservable inputs used to measure fair value as Level 3 within the valuation hierarchy. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.

(3)
Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of the investments held by PCF at September 30, 2017 and June 30, 2017 were $1,374,480 and $1,513,413, respectively, representing 24.2% and 25.9% of our total investments, respectively.

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

(6)	Co-investment with another fund managed by an affiliate of our investment adviser, Prospect Capital Management L.P. See Note 13 for further discussion.

(7)	Engine Group. Inc., Clearstream.TV. Inc., and ORC International, Inc., are joint borrowers on the senior secured and the second lien term loans.

(8)	Syndicated investment which was originated by a financial institution and broadly distributed.

(9)
The interest rate on these investments is subject to the base rate of 1-Week LIBOR, which was 1.21% at September 30, 2017. No investments were subject to the base rate of 1-Week LIBOR at June 30, 2017. The current base rate for each investment may be different from the reference rate on September 30, 2017 and June 30, 2017.

(10)	Security, or a portion thereof, has a floating interest rate which may be subject to a LIBOR or PRIME floor. The interest rate was in effect at September 30, 2017 and June 30, 2017.

(11)
The interest rate on these investments is subject to the base rate of 3-Month LIBOR, which was 1.33% and 1.30% at September 30, 2017 and June 30, 2017, respectively. The current base rate for each investment may be different from the reference rate on September 30, 2017 and June 30, 2017.

(12)
The interest rate on these investments is subject to the base rate of 2-Month LIBOR, which was 1.27% and 1.25% at September 30, 2017 and June 30, 2017, respectively. No investments were subject to the base rate of 2-Month LIBOR at September 30, 2017. The current base rate for each investment may be different from the reference rate on September 30, 2017 and June 30, 2017.

(13)
The interest rate on these investments is subject to the base rate of 1-Month LIBOR, which was 1.23% at September 30, 2017 and June 30, 2017. The current base rate for each investment may be different from the reference rate on September 30, 2017 and June 30, 2017.

(14)
Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2017 and June 30, 2017, our qualifying assets as a percentage of total assets, stood at 72.52% and 71.75%, respectively. We monitor the status of these assets on an ongoing basis.

(15)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 4.00%. As of September 30, 2017 and June 30, 2017, we had $31,909 and $22,925, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2017 (Unaudited) and June 30, 2017 (Continued)

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

(19)
CCPI Holdings Inc., a consolidated entity in which we own 100% of the common stock, owns 94.59% of CCPI Inc. (“CCPI”), the operating company, as of September 30, 2017 and June 30, 2017. We report CCPI as a separate controlled company.

(20)
CP Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 82.3% of CP Energy Services Inc. (“CP Energy”) as of September 30, 2017 and June 30, 2017. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. Effective December 31, 2014, CP Energy underwent a corporate reorganization in order to consolidate certain of its wholly-owned subsidiaries. On October 30, 2015, we restructured our investment in CP Energy. Concurrent with the restructuring, we exchanged our $86,965 senior secured loan and $15,924 subordinated loan for Series B Convertible Preferred Stock in CP Energy.

(21)
Credit Central Holdings of Delaware, LLC, a consolidated entity in which we own 100% of the membership interests, owns 99.91% and 74.93% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of September 30, 2017 and June 30, 2017, respectively. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company. On September 28, 2016, we made an additional $12,523 second lien debt and $2,098 equity investment in Credit Central, increasing its ownership to 99.91%.

(22)	Prospect owns 37.1% of the equity of Edmentum Ultimate Holdings, LLC as of September 30, 2017 and June 30, 2017.

(23)
First Tower Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC, the operating company as of September 30, 2017 and June 30, 2017. We report First Tower Finance as a separate controlled company.

(24)
Energy Solutions Holdings Inc., a consolidated entity in which we own 100% of the equity, owns 100% of Freedom Marine Solutions, LLC (“Freedom Marine”), which owns Vessel Company, LLC, Vessel Company II, LLC and Vessel Company III, LLC. We report Freedom Marine as a separate controlled company. On October 30, 2015, we restructured our investment in Freedom Marine. Concurrent with the restructuring, we exchanged our $32,500 senior secured loans for additional membership interest in Freedom Marine.

(25)
MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 95.48% and 95.83% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”), as of September 30, 2017 and June 30, 2017, respectively. MITY owns 100% of each of MITY-Lite, Inc. (“Mity-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. MITY Delaware has a subordinated unsecured note issued and outstanding to Broda Canada that is denominated in Canadian Dollars (“CAD”). As of September 30, 2017 and June 30, 2017, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 96.88% of the equity, and MITY-Lite management owns the remaining portion.  MITY FSC does not have material operations.  This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distribute it to its shareholders based on pro-rata ownership.  During the three months ended September 30, 2017, we received $211 of such commission, which we recognized as other income. On January 17, 2017, we invested an additional $8,000 of Senior Secured Term Loan A and $8,000 of Senior Secured Term Loan B debt investments in MITY, to fund an acquisition.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2017 (Unaudited) and June 30, 2017 (Continued)

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

(27)
Nationwide Acceptance Holdings LLC, a consolidated entity in which we own 100% of the membership interests, owns 94.48% and 93.79% of Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC), the operating company, as of September 30, 2017 and June 30, 2017, respectively. We report Nationwide Loan Company LLC as a separate controlled company. On June 1, 2015, Nationwide Acceptance LLC completed a reorganization and was renamed Nationwide Loan Company LLC (“Nationwide”) and formed two new wholly-owned subsidiaries: Pelican Loan Company LLC (“Pelican”) and Nationwide Consumer Loans LLC. Nationwide assigned 100% of the equity interests in its other subsidiaries to Pelican which, in turn, assigned these interests to a new operating company wholly-owned by Pelican named Nationwide Acceptance LLC (“New Nationwide”). New Nationwide also assumed the existing senior subordinated term loan due to Prospect.

(28)
NMMB Holdings, a consolidated entity in which we own 100% of the equity, owns 96.33% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of September 30, 2017 and June 30, 2017. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.

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

(30)	Prospect owns 99.96% of the equity of USES Corp. as of September 30, 2017 and June 30, 2017.

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

(33)
Prospect owns 16.04% and 12.63% of the equity in Targus Cayman HoldCo Limited, the parent company of Targus International LLC (“Targus”) as of September 30, 2017 and June 30, 2017, respectively. On September 25, 2017, Prospect exchanged $1,600 of Senior Secured Term Loan A and $4,799 of Senior Secured Term Loan B investments in Targus into 6,120,658 of common shares, and recorded a realized gain of $846, as a result of this transaction.

(34)
As of September 30, 2017 and June 30, 2017, we own 99.9999% of AGC/PEP, LLC (“AGC/PEP”). As of 9/30/16, AGC/PEP, owned 2,038 out of a total of 93,485 shares (including 7,456 vested and unvested management options) of American Gilsonite Holding Company (“AGC Holdco”) which owns 100% of American Gilsonite Company (“AGC”). On October 24, 2016, AGC filed for a joint prepackaged plan of reorganization under Chapter 11 of the bankruptcy code. As of June 30, 2017, AGC has emerged from bankruptcy and AGC Holdco was dissolved. AGC/PEP received a total of 131 shares in AGC, representing a total ownership stake of 0.05% in AGC.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2017 (Unaudited) and June 30, 2017 (Continued)

(37)
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

(38)	NCP Finance Limited Partnership, NCP Finance Ohio, LLC, and certain affiliates thereof are joint borrowers on the subordinated secured term loan.

(39)	As of September 30, 2017 and June 30, 2017, Prospect owns 8.57% of the equity in Nixon Holdco, LLC, the parent company of Nixon, Inc.

(40)	As of September 30, 2017 and June 30, 2017, PGX Holdings, Inc. is the sole borrower on the second lien term loan.

(41)	Our wholly-owned subsidiary Prospect Small Business Lending, LLC purchases small business whole loans from small business loan originators, including On Deck Capital, Inc.

(42)	Turning Point Brands, Inc. and North Atlantic Trading Company, Inc. are joint borrowers and guarantors on the secured loan facility.

(43)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(44)	The following shows the composition of our investment portfolio by type of investment as of September 30, 2017 and June 30, 2017:

	September 30, 2017			June 30, 2017
Type of Investment	Cost	Fair Value	% of Net Assets	Cost	Fair Value	% of Net Assets
Revolving Line of Credit	$22,425	$22,425	0.7%	$27,409	$27,409	0.8%
Senior Secured Debt	2,883,264	2,734,148	83.2%	2,940,163	2,798,796	83.4%
Subordinated Secured Debt	1,174,221	1,106,802	33.7%	1,160,019	1,107,040	33.0%
Subordinated Unsecured Debt	38,084	35,645	1.0%	37,934	44,434	1.3%
Small Business Loans	6,050	5,669	0.2%	8,434	7,964	0.2%
CLO Residual Interest	1,084,529	969,478	29.5%	1,150,006	1,079,712	32.2%
Preferred Stock	112,394	98,923	3.0%	112,394	83,209	2.5%
Common Stock	314,723	407,605	12.4%	295,200	391,374	11.7%
Membership Interest	247,427	214,317	6.5%	249,997	206,012	6.2%
Participating Interest(A)	—	91,243	2.8%	—	91,491	2.7%
Escrow Receivable	—	862	—%	—	864	—%
Total Investments	$5,883,117	$5,687,117	173.0%	$5,981,556	$5,838,305	174.0%
(A) Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2017 (Unaudited) and June 30, 2017 (Continued)

(45)	The following shows the composition of our investment portfolio by industry as of September 30, 2017 and June 30, 2017:

	September 30, 2017			June 30, 2017
Industry	Cost	Fair Value	% of Net Assets	Cost	% of Portfolio	Fair Value	% of Net Assets
Aerospace & Defense	$69,837	$70,502	2.2%	$69,837	1.2%	$71,318	2.1%
Air Freight & Logistics	51,595	51,595	1.6%	51,952	0.9%	51,952	1.5%
Auto Components	33,530	33,760	1.0%	30,222	0.5%	30,460	0.9%
Capital Markets	19,778	20,000	0.6%	14,796	0.2%	15,000	0.4%
Chemicals	17,490	16,905	0.5%	17,489	0.3%	16,699	0.5%
Commercial Services & Supplies	371,199	320,336	9.8%	354,185	5.9%	312,634	9.3%
Construction & Engineering	62,802	36,578	1.1%	62,258	1.0%	32,509	1.0%
Consumer Finance	469,397	512,183	15.6%	469,869	7.9%	502,941	15.0%
Distributors	136,284	65,256	2.0%	140,847	2.4%	83,225	2.5%
Diversified Consumer Services	172,129	165,548	5.0%	188,912	3.2%	190,662	5.7%
Diversified Telecommunication Services	—	—	—%	4,395	0.1%	4,410	0.1%
Electronic Equipment, Instruments & Components	37,453	49,116	1.5%	37,696	0.6%	51,846	1.5%
Energy Equipment & Services	248,194	143,688	4.4%	251,019	4.2%	131,660	3.9%
Equity Real Estate Investment Trusts (REITs)	378,259	636,259	19.4%	374,380	6.3%	624,337	18.6%
Health Care Providers & Services	455,393	450,193	13.7%	422,919	7.2%	421,389	12.6%
Health Care Technology	—	—	—%	—	—%	—	—%
Hotels, Restaurants & Leisure	127,500	108,146	3.3%	127,638	2.1%	103,897	3.1%
Household Durables	39,870	39,683	1.2%	146,031	2.4%	146,183	4.4%
Internet Software & Services	198,782	198,870	6.1%	219,348	3.7%	219,348	6.6%
IT Services	19,549	20,000	0.6%	19,531	0.3%	20,000	0.6%
Leisure Products	49,429	49,542	1.5%	44,085	0.7%	44,204	1.3%
Machinery	35,488	27,858	0.8%	35,488	0.6%	32,678	1.0%
Marine (A)	8,927	8,853	0.3%	8,919	0.1%	8,800	0.3%
Media	525,760	523,826	15.9%	469,108	7.8%	466,500	13.9%
Metals & Mining	9,958	10,000	0.3%	9,953	0.2%	10,000	0.3%
Online Lending	447,520	382,419	11.6%	424,350	7.1%	370,931	11.1%
Paper & Forest Products	11,303	11,500	0.3%	11,295	0.2%	11,500	0.3%
Personal Products	209,225	182,913	5.6%	222,698	3.7%	192,748	5.8%
Pharmaceuticals	155,989	155,989	4.7%	117,989	2.0%	117,989	3.5%
Professional Services	15,897	16,248	0.5%	64,242	1.1%	64,473	1.9%
Software	56,072	56,333	1.7%	56,041	0.9%	55,150	1.6%
Textiles, Apparel & Luxury Goods	285,094	279,286	8.5%	285,180	4.8%	274,206	8.2%
Tobacco	14,372	14,263	0.4%	14,365	0.2%	14,431	0.4%
Trading Companies & Distributors	64,513	59,991	1.8%	64,513	1.1%	64,513	1.9%
Subtotal	$4,798,588	$4,717,639	143.5%	$4,831,550	80.9%	$4,758,593	141.8%
Structured Finance (B)	$1,084,529	$969,478	29.5%	$1,150,006	19.2%	$1,079,712	32.2%
Total Investments	$5,883,117	$5,687,117	173.0%	$5,981,556	100.1%	$5,838,305	174.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2017 (Unaudited) and June 30, 2017 (Continued)

(A) Industry includes exposure to the energy markets through our investments in Harley Marine Services, Inc. Including this investment, our overall fair value exposure to the broader energy industry, including energy equipment and services as noted above, as of September 30, 2017 and June 30, 2017 is $152,541 and $140,460, respectively.
(B) Our CLO investments do not have industry concentrations and as such have been separated in the table above.

(46)
The interest rate on these investments, excluding those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended September 30, 2017:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
CCPI Inc.	—%	7.00%	7.00%
Cinedigm DC Holdings, LLC	—%	2.50%	2.50%
Credit Central Loan Company	—%	10.00%	10.00%
Echelon Aviation LLC	—%	2.25%	2.25%
Echelon Aviation LLC	—%	1.00%	1.00%
Edmentum Ultimate Holdings, LLC - Unsecured Senior PIK Note	8.50%	—%	8.50%
First Tower Finance Company LLC	1.93%	5.07%	7.00%
MITY, Inc.	—%	10.00%	10.00%
National Property REIT Corp. - Senior Secured Term Loan A	—%	10.50%	10.50%
National Property REIT Corp. - Senior Secured Term Loan E	—%	5.00%	5.00%
National Property REIT Corp. - Senior Secured Term Loan C to ACL Loan Holdings, Inc.	—%	5.00%	5.00%
National Property REIT Corp. - Senior Secured Term Loan C to American Consumer Lending Limited	—%	5.00%	5.00%
Nationwide Loan Company LLC	5.00%	5.00%	10.00%
Valley Electric Co. of Mt. Vernon, Inc.	—%	2.50%	2.50%
Valley Electric Company, Inc.	8.50%	—%	8.50%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2017 (Unaudited) and June 30, 2017 (Continued)

The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended June 30, 2017:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
CCPI Inc.	—%	7.00%	7.00%
Cinedigm DC Holdings, LLC	—%	2.50%	2.50%
Credit Central Loan Company	—%	10.00%	10.00%
Echelon Aviation LLC	N/A	N/A	2.25%	(A)
Echelon Aviation LLC	N/A	N/A	1.00%	(B)
Edmentum Ultimate Holdings, LLC - Unsecured Senior PIK Note	8.50%	—%	8.50%
First Tower Finance Company LLC	3.92%	3.08%	7.00%
MITY, Inc.	—%	10.00%	10.00%
National Property REIT Corp. - Senior Secured Term Loan A	—%	5.50%	5.50%
National Property REIT Corp. - Senior Secured Term Loan E	—%	5.00%	5.00%
National Property REIT Corp. - Senior Secured Term Loan C to ACL Loan Holdings, Inc.	—%	5.00%	5.00%
National Property REIT Corp. - Senior Secured Term Loan C to American Consumer Lending Limited	—%	5.00%	5.00%
Nationwide Loan Company LLC	—%	10.00%	10.00%
Targus Cayman HoldCo Limited - Senior Secured Term Loan A	15.00%	—%	15.00%
Targus Cayman HoldCo Limited - Senior Secured Term Loan B	15.00%	—%	15.00%
Valley Electric Co. of Mt. Vernon, Inc.	—%	2.50%	2.50%
Valley Electric Company, Inc.	8.50%	—%	8.50%
(A) Next PIK payment/capitalization date was July 31, 2017. The company paid 2.25% PIK in cash.
(B) Next PIK payment/capitalization date was July 31, 2017. The company paid 1.00% PIK in cash.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2017 (Unaudited) and June 30, 2017 (Continued)

(47)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the three months ended September 30, 2017 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at September 30, 2017	Interest income	Dividend income	Other income	Net realized gains (losses)
Arctic Energy Services, LLC	$17,370	$—	$—	$865	$18,235	$—	$—	$—	$—
CCPI Inc.	43,052	—	(256)	(2,160)	40,636	935	—	—	—
CP Energy Services Inc.	72,216	—	—	15,125	87,341	—	—	—	—
Credit Central Loan Company, LLC	64,435	430	—	1,220	66,085	3,080	—	—	—
Echelon Aviation LLC	71,318	—	—	(816)	70,502	1,603	—	—	—
Edmentum Ultimate Holdings, LLC	46,895	150	(7,834)	(8,331)	30,880	214	—	—	—
First Tower Finance Company LLC	365,588	870	(1,911)	9,130	373,677	11,341	—	—	—
Freedom Marine Solutions, LLC	23,994	200	—	861	25,055	—	—	—	—
MITY, Inc.	76,512	—	—	1,224	77,736	2,070	—	211	9
National Property REIT Corp.	987,304	33,468	(4,034)	(3,729)	1,013,009	23,342	—	1,880	—
Nationwide Loan Company LLC	36,945	145	—	(938)	36,152	862	—	—	—
NMMB, Inc.	20,825	—	—	674	21,499	380	—	—	—
R-V Industries, Inc.	32,678	—	—	(4,820)	27,858	738	—	—	—
SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company)	1,940	—	—	(958)	982	—	—	—	—
USES Corp.	12,517	1,500	(2)	(8,631)	5,384	—	—	—	—
Valley Electric Company, Inc.	32,509	544	—	3,525	36,578	1,465	—	—	—
Wolf Energy, LLC	5,677	—	(2,772)	(1,148)	1,757	—	—	—	—
Total	$1,911,775	$37,307	$(16,809)	$1,093	$1,933,366	$46,030	$—	$2,091	$9
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2017 (Unaudited) and June 30, 2017 (Continued)

(48)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the three months ended September 30, 2017 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at September 30, 2017	Interest income	Dividend income	Other income	Net realized gains (losses)
Nixon, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Targus Cayman HoldCo Limited	11,429	1,117	—	5,193	17,739	205	—	—	846
Total	$11,429	$1,117	$—	$5,193	$17,739	$205	$—	$—	$846
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

(49)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2017 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at June 30, 2017	Interest income	Dividend income	Other income	Net realized gains (losses)
Arctic Energy Services, LLC	$38,340	$—	$—	$(20,970)	$17,370	$—	$—	$—	$—
CCPI Inc.	41,356	—	(327)	2,023	43,052	2,992	123	153	—
CP Energy Services Inc.	76,002	—	—	(3,786)	72,216	—	—	—	—
Credit Central Loan Company, LLC	52,254	10,826	(403)	1,758	64,435	10,873	—	—	—
Echelon Aviation LLC	60,821	18,875	(6,800)	(1,578)	71,318	5,734	200	1,121	—
Edmentum Ultimate Holdings, LLC	44,346	9,892	(6,424)	(919)	46,895	1,726	—	—	—
First Tower Finance Company LLC	352,666	15,577	(2,220)	(435)	365,588	51,116	—	—	—
Freedom Marine Solutions, LLC	26,618	1,801	—	(4,425)	23,994	—	—	—	—
MITY, Inc.	54,049	16,000	—	6,463	76,512	6,848	468	886	16
National Property REIT Corp.	843,933	237,851	(174,931)	80,451	987,304	84,777	—	9,186	—
Nationwide Loan Company LLC	35,813	2,104	—	(972)	36,945	3,406	4,310	—	—
NMMB, Inc.	10,007	—	(100)	10,918	20,825	1,518	—	—	—
R-V Industries, Inc.	36,877	—	96	(4,295)	32,678	2,877	149	124	172
SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company)	7,312	8,750	(69,125)	55,003	1,940	—	—	—	(66,103)
USES Corp.	40,286	2,599	(154)	(30,214)	12,517	—	—	—	—
Valley Electric Company, Inc.	31,091	1,821	—	(403)	32,509	5,629	—	—	—
Wolf Energy, LLC	678	22,145	(15,344)	(1,802)	5,677	—	—	—	—
Total	$1,752,449	$348,241	$(275,732)	$86,817	$1,911,775	$177,496	$5,250	$11,470	$(65,915)
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2017 (Unaudited) and June 30, 2017 (Continued)

(50)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2017 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at June 30, 2017	Interest income	Dividend income	Other income	Net realized gains (losses)
BNN Holdings Corp.	$2,842	$—	$(2,227)	$(615)	$—	$—	$—	$—	$137
Nixon, Inc.	—	1,552	—	(1,552)	—	—	—	—	—
Targus Cayman HoldCo Limited	8,478	231	—	2,720	11,429	297	—	—	—
Total	$11,320	$1,783	$(2,227)	$553	$11,429	$297	$—	$—	$137
* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments and PIK interest.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales and impairments.

***Investment was transferred at fair market value at the beginning of the three month ended June 30, 2017 period.

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

Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three months ended September 30, 2017.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2017 and June 30, 2017, our qualifying assets as a percentage of total assets, stood at 72.52% and 71.75%, respectively.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current. As of September 30, 2017, approximately 2.1% of our total assets at fair value are in non-accrual status.
Some of our loans and other investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, we capitalize the accrued interest (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point that we believe PIK is not fully expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. We do not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if we believe that PIK is expected to be realized.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of September 30, 2017, we do not expect to have any excise tax due for the 2017 calendar year. Thus, we have not accrued any excise tax for this period.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2017 and for the three months then ended, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2014 and thereafter remain subject to examination by the Internal Revenue Service.
Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our future taxable earnings. Net realized capital gains, if any, are distributed at least annually.
Financing Costs
We record origination expenses related to our Revolving Credit Facility, and Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Unsecured Notes”) as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation for our Revolving Credit Facility. The same methodology is used to approximate the effective yield method for our Prospect Capital InterNotes® and our at-the-market offering of our existing unsecured notes that mature on June 15, 2024 (“2024 Notes Follow-on Program”). The effective interest method is used to amortize deferred financing costs for our remaining Unsecured Notes over the respective expected life or maturity. In the event that we modify or extinguish our debt before maturity, we follow the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Revolving Credit Facility, any unamortized deferred costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our Unsecured Notes, any unamortized deferred costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.
Unamortized deferred financing costs are presented as a direct deduction to the respective Unsecured Notes (see Notes 5, 6, and 7).
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of September 30, 2017 and June 30, 2017, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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
Note 3. Portfolio Investments
At September 30, 2017, we had investments in 120 long-term portfolio investments, which had an amortized cost of $5,883,117 and a fair value of $5,687,117. At June 30, 2017, we had investments in 121 long-term portfolio investments, which had an amortized cost of $5,981,556 and a fair value of $5,838,305.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $222,151 and $347,150 during the three months ended September 30, 2017 and September 30, 2016, respectively. Debt repayments and considerations from sales of equity securities of approximately $310,894 and $114,331 were received during the three months ended September 30, 2017 and September 30, 2016, respectively.
The following table shows the composition of our investment portfolio as of September 30, 2017 and June 30, 2017.

	September 30, 2017		June 30, 2017
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$22,425	$22,425	$27,409	$27,409
Senior Secured Debt	2,883,264	2,734,148	2,940,163	2,798,796
Subordinated Secured Debt	1,174,221	1,106,802	1,160,019	1,107,040
Subordinated Unsecured Debt	38,084	35,645	37,934	44,434
Small Business Loans	6,050	5,669	8,434	7,964
CLO Residual Interest	1,084,529	969,478	1,150,006	1,079,712
Equity	674,544	812,950	657,591	772,950
Total Investments	$5,883,117	$5,687,117	$5,981,556	$5,838,305
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

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of September 30, 2017.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$22,425	$22,425
Senior Secured Debt	—	—	2,734,148	2,734,148
Subordinated Secured Debt	—	—	1,106,802	1,106,802
Subordinated Unsecured Debt	—	—	35,645	35,645
Small Business Loans	—	—	5,669	5,669
CLO Residual Interest	—	—	969,478	969,478
Equity	—	—	812,950	812,950
Total Investments	$—	$—	$5,687,117	$5,687,117
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2017.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$27,409	$27,409
Senior Secured Debt	—	—	2,798,796	2,798,796
Subordinated Secured Debt	—	—	1,107,040	1,107,040
Subordinated Unsecured Debt	—	—	44,434	44,434
Small Business Loans	—	—	7,964	7,964
CLO Residual Interest	—	—	1,079,712	1,079,712
Equity	—	—	772,950	772,950
Total Investments	$—	$—	$5,838,305	$5,838,305
The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended September 30, 2017.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2017	$1,911,775	$11,429	$3,915,101	$5,838,305
Net realized gains on investments	9	846	560	1,415
Net change in unrealized gains (losses)	1,093	5,193	(59,037)	(52,751)
Net realized and unrealized gains (losses)	1,102	6,039	(58,477)	(51,336)
Purchases of portfolio investments	35,169	846	184,156	220,171
Payment-in-kind interest	1,709	271	—	1,980
Accretion (amortization) of discounts and premiums, net	429	—	(11,562)	(11,133)
Repayments and sales of portfolio investments	(16,818)	(846)	(293,206)	(310,870)
Transfers within Level 3(1)	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of September 30, 2017	$1,933,366	$17,739	$3,736,012	$5,687,117

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2017	$27,409	$2,798,796	$1,107,040	$44,434	$7,964	$1,079,712	$772,950	$5,838,305
Net realized gains (losses) on investments	—	847	—	9	(268)	827	—	1,415
Net change in unrealized (losses) gains	—	(7,754)	(14,441)	(8,939)	89	(44,754)	23,048	(52,751)
Net realized and unrealized (losses) gains	—	(6,907)	(14,441)	(8,930)	(179)	(43,927)	23,048	(51,336)
Purchases of portfolio investments	2,850	143,817	46,230	—	7,551	—	19,723	220,171
Payment-in-kind interest	—	815	1,015	150	—	—	—	1,980
Accretion (amortization) of discounts and premiums, net	—	44	973	—	—	(12,150)	—	(11,133)
Repayments and sales of portfolio investments	(7,834)	(196,289)	(34,015)	(9)	(9,667)	(54,157)	(8,899)	(310,870)
Transfers within Level 3(1)	—	(6,128)	—	—	—	—	6,128	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—
Fair value as of September 30, 2017	$22,425	$2,734,148	$1,106,802	$35,645	$5,669	$969,478	$812,950	$5,687,117

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended September 30, 2016.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2016	$1,752,449	$11,320	$4,133,939	$5,897,708
Net realized gains (losses) on investments	5	137	(363)	(221)
Net change in unrealized gains (losses)	13,366	(2,126)	(9,446)	1,794
Net realized and unrealized gains (losses)	13,371	(1,989)	(9,809)	1,573
Purchases of portfolio investments	115,100	—	226,611	341,711
Payment-in-kind interest	4,080	—	1,359	5,439
Accretion (amortization) of discounts and premiums, net	—	—	(23,439)	(23,439)
Repayments and sales of portfolio investments	(17,177)	(2,365)	(93,854)	(113,396)
Transfers within Level 3(1)	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of September 30, 2016	$1,867,823	$6,966	$4,234,807	$6,109,596

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2016	$13,274	$2,941,722	$1,209,604	$68,358	$14,215	$1,009,696	$640,839	$5,897,708
Net realized gains (losses) on investments	—	240	139	5	(740)	—	135	(221)
Net change in unrealized gains (losses)	—	4,035	18,435	(266)	(217)	(23,564)	3,371	1,794
Net realized and unrealized gains (losses)	—	4,275	18,574	(261)	(957)	(23,564)	3,506	1,573
Purchases of portfolio investments	3,000	204,649	24,899	—	14,777	69,060	25,326	341,711
Payment-in-kind interest	—	1,515	3,050	874	—	—	—	5,439
Accretion (amortization) of discounts and premiums, net	—	218	413	—	—	(24,070)	—	(23,439)
Repayments and sales of portfolio investments	(7,424)	(19,692)	(67,268)	(5)	(12,829)	—	(6,178)	(113,396)
Transfers within Level 3(1)	—	—	—	—	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—
Fair value as of September 30, 2016	$8,850	$3,132,687	$1,189,272	$68,966	$15,206	$1,031,122	$663,493	$6,109,596

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
The net change in unrealized (losses) gains on the investments that use Level 3 inputs was ($52,485) and $3,152 for investments still held as of September 30, 2017 and September 30, 2016, respectively.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2017 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
Senior Secured Debt	$1,902,880	Discounted Cash Flow (Yield analysis)	Market Yield	5.6%-27.8%	11.2%
Senior Secured Debt	214,101	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	4.8x-9.0x	6.7x
Senior Secured Debt	14,331	Enterprise Value Waterfall (Market approach)	Revenue Multiple	0.3x-0.6x	0.4x
Senior Secured Debt	47,099	Enterprise Value Waterfall (Discounted cash flow)	Discount Rate	7.7%-16.3%	12.0%
Senior Secured Debt	1,372	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt (1)	284,364	Enterprise Value Waterfall	Loss-adjusted discount rate	3.0%-14.5%	11.2%
Senior Secured Debt (2)	292,426	Enterprise Value Waterfall (NAV Analysis)	Capitalization Rate	3.4%-8.4%	5.8%
Senior Secured Debt (2)		Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Subordinated Secured Debt	679,227	Discounted Cash Flow (Yield analysis)	Market Yield	8.9%-27.7%	11.6%
Subordinated Secured Debt	98,683	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	7.0x-13.0x	9.5x
Subordinated Secured Debt (3)	328,892	Enterprise Value Waterfall (Market approach)	Book Value Multiple	1.2x-3.0x	2.4x
Subordinated Secured Debt (3)		Enterprise Value Waterfall (Market approach)	Earnings Multiple	8.0x-12.5x	11.5x
Subordinated Unsecured Debt	35,645	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	5.8x-9.8x	8.3x
Small Business Loans (4)	5,669	Discounted Cash Flow	Loss-adjusted Discount Rate	15.1%-26.3%	18.6%
CLO Residual Interest (5)	969,478	Discounted Cash Flow	Discount Rate	11.7%-21.8%	16.2%
Preferred Equity	11,582	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	5.0x-7.0x	5.6x
Preferred Equity	87,341	Enterprise Value Waterfall (Market approach)	Revenue Multiple	2.3x-2.8x	2.5x
Common Equity/Interests/Warrants	42,753	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	5.0x-9.8x	5.9x
Common Equity/Interests/Warrants	35,974	Enterprise Value Waterfall (Market approach)	Revenue Multiple	0.4x-2.8x	0.8x
Common Equity/Interests/Warrants (1)	92,386	Enterprise Value Waterfall	Loss-adjusted discount rate	3.0%-14.5%	11.2%
Common Equity/Interests/Warrants (2)	254,876	Enterprise Value Waterfall (NAV analysis)	Capitalization Rate	3.4%-8.4%	5.9%
Common Equity/Interests/Warrants (2)		Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Common Equity/Interests/Warrants (3)	144,745	Enterprise Value Waterfall (Market approach)	Book Value Multiple	1.2x-3.0x	2.3x
Common Equity/Interests/Warrants (3)		Enterprise Value Waterfall (Market approach)	Earnings Multiple	8.0x-12.5x	11.4x
Common Equity/Interests/Warrants (6)	88,956	Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Common Equity/Interests/Warrants	25,680	Discounted Cash Flow	Discount Rate	7.7%-18.0%	12.3%
Common Equity/Interests/Warrants	27,795	Liquidation Analysis	N/A	N/A	N/A
Escrow Receivable	862	Discounted Cash Flow	Discount Rate	6.5%-7.6%	7.1%
Total Level 3 Investments	$5,687,117

(1)
Represents an investment in a subsidiary of our controlled investment NPRC. The Enterprise Value Waterfall analysis of NPRC includes the fair value of the investments in such indirect subsidiary’s consumer loans purchased from online consumer lending platforms, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted in the table. In addition, the valuation also used projected loss rates as an unobservable input ranging from 0.04-22.8%, with a weighted average of 8.25%.

(2)	Represents our REIT investments. EV waterfall methodology uses both the net asset value analysis and discounted cash flow analysis, which are weighted equally (50%).

(3)
Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes book value and earnings multiples, as noted above. In addition, the valuation of certain consumer finance companies utilizes the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies each valuation technique (book value multiple, earnings multiple and discount rate) is weighted equally. For these companies the discount rate ranged from 13.5% to 16.5% with a weighted average of 14.7%.

(4)
Includes our investments in small business whole loans purchased from OnDeck. Valuation also used projected loss rates as an unobservable input ranging from 0.08%-1.70%, with a weighted average of 0.33%.

(5)	Discount rate range and weighted average calculations exclude investments called for redemption.

(6)	Represents net operating income interests in our REIT investments.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2017 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
Senior Secured Debt	$1,977,660	Discounted Cash Flow (Yield analysis)	Market Yield	5.1%-27.0%	10.7%
Senior Secured Debt	211,856	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	4.0x-9.0x	6.7x
Senior Secured Debt	27,479	Enterprise Value Waterfall (Market approach)	Revenue Multiple	0.3x-0.6x	0.4x
Senior Secured Debt	47,099	Enterprise Value Waterfall (Discounted cash flow)	Discount Rate	7.3%-15.9%	11.6%
Senior Secured Debt	1,630	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt (1)	269,166	Enterprise Value Waterfall	Loss-adjusted discount rate	3.0%-14.2%	10.6%
Senior Secured Debt (2)	291,315	Enterprise Value Waterfall (NAV Analysis)	Capitalization Rate	3.4%-8.0%	6.1%
Senior Secured Debt (2)		Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Subordinated Secured Debt	665,405	Discounted Cash Flow (Yield analysis)	Market Yield	5.9%-27.0%	11.4%
Subordinated Secured Debt	111,847	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	6.3x-8.0x	7.3x
Subordinated Secured Debt (3)	329,788	Enterprise Value Waterfall (Market approach)	Book Value Multiple	1.2x-2.8x	2.4x
Subordinated Secured Debt (3)		Enterprise Value Waterfall (Market approach)	Earnings Multiple	7.5x-12.0x	11.0x
Subordinated Unsecured Debt	44,434	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	5.8x-8.5x	7.7x
Small Business Loans (4)	7,964	Discounted Cash Flow	Loss-adjusted Discount Rate	3.0%-25.9%	25.9%
CLO Residual Interest (5)	1,079,712	Discounted Cash Flow	Discount Rate	12.0%-21.9%	17.0%
Preferred Equity	10,992	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	4.0x-9.0x	4.8x
Preferred Equity	72,216	Enterprise Value Waterfall (Market approach)	Revenue Multiple	2.3x-2.8x	2.6x
Common Equity/Interests/Warrants	46,373	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	4.0x-8.5x	6.0x
Common Equity/Interests/Warrants	22,671	Enterprise Value Waterfall (Market approach)	Revenue Multiple	0.3x-2.8x	1.2x
Common Equity/Interests/Warrants (1)	93,801	Enterprise Value Waterfall	Loss-adjusted discount rate	3.0%-14.2%	10.6%
Common Equity/Interests/Warrants (2)	244,245	Enterprise Value Waterfall (NAV analysis)	Capitalization Rate	3.4%-8.0%	6.1%
Common Equity/Interests/Warrants (2)		Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Common Equity/Interests/Warrants (3)	134,481	Enterprise Value Waterfall (Market approach)	Book Value Multiple	1.2x-2.8x	2.3x
Common Equity/Interests/Warrants (3)		Enterprise Value Waterfall (Market approach)	Earnings Multiple	7.5x-12.0x	10.8x
Common Equity/Interests/Warrants (6)	88,777	Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Common Equity/Interests/Warrants	28,858	Discounted Cash Flow	Discount Rate	6.4%-18.0%	11.8%
Common Equity/Interests/Warrants	29,672	Liquidation Analysis	N/A	N/A	N/A
Escrow Receivable	864	Discounted Cash Flow	Discount Rate	6.4%-7.5%	7.0%
Total Level 3 Investments	$5,838,305

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

(3)
Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes book value and earnings multiples, as noted above. In addition, the valuation of certain consumer finance companies utilizes the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies each valuation technique (book value multiple, earnings multiple and discounted cash flow) is weighted equally. For these companies the discount rate ranged from 13.5% to 18.0% with a weighted average of 14.7%.

(4)
Includes our investments in small business whole loans purchased from OnDeck. Valuation also used projected loss rates as an unobservable input ranging from 0.01%-1.16%, with a weighted average of 0.88%.

(5)	Discount rate range and weighted average calculations exclude investments called for redemption.

(6)	Represents net operating income interests in our REIT investments.
In determining the range of values for debt instruments, except CLOs and debt investments in controlling portfolio companies, management and the independent valuation firm estimated corporate and security credit ratings and identified corresponding yields to maturity for each loan from relevant market data. A discounted cash flow technique was then applied using the appropriate yield to maturity as the discount rate, to determine a range of values. In determining the range of values for debt investments of controlled companies and equity investments, the enterprise value was determined by applying a market approach such as using earnings before income interest, tax, depreciation and amortization (“EBITDA”) multiples, net income and/or book value multiples for similar guideline public companies and/or similar recent investment transactions and/or an income approach, such as the discounted cash flow technique. For stressed debt and equity investments, a liquidation analysis was used.
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
During the three months ended September 30, 2017, the valuation methodology for Photonis Technologies SAS (“Photonis”) changed to incorporate an enterprise value waterfall approach. As a result of the company’s performance and current market conditions, the fair value of our investment in Photonis decreased to $8,480 as of September 30, 2017, a discount of $1,288 from its amortized cost, compared to the $961 unrealized depreciation recorded at June 30, 2017.
During the three months ended September 30, 2017, the valuation methodology for Pinnacle (US) Acquisition Co. Limited (“Pinnacle”) changed to remove the discounted cash flow technique. As a result of the company’s performance and current market conditions, the fair value of our investment in Pinnacle increased to $6,333 as of September 30, 2017, a discount of $614 from its amortized cost, compared to the $1,797 unrealized depreciation recorded at June 30, 2017.
During the three months ended September 30, 2017, one of our called CLO investments received distributions. As of the call date of the CLO, the fair value exceeded cost therefore a total gain of $827 related to this investment was recorded on the distributions received during the quarter.
During the three months ended September 30, 2017, we provided $1,112 of debt and $2,767 of equity financing to NPRC to fund capital expenditures for existing real estate properties.
During the three months ended September 30, 2017, we provided $19,233 and $10,356 of debt and equity financing, respectively, to NPRC and its wholly-owned subsidiaries to support the online consumer loans and online consumer loan backed products. In addition, during the three months ended September 30, 2017, we received partial repayments of $4,034 of our loans previously outstanding with NPRC and its wholly-owned subsidiaries.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of September 30, 2017, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 108,200 individual loans and one securitization equity residual, and had an aggregate fair value of $668,607. The average outstanding individual loan balance is approximately $6 and the loans mature on dates ranging from July 1, 2017 to July 21, 2024 with a weighted-average outstanding term of 30 months as of September 30, 2017. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 24.5%. As of September 30, 2017, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $376,750.
As of September 30, 2017, based on outstanding principal balance, 5.3% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 15.5% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 79.2% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Weighted Average Interest Rate*
Super Prime	$36,116	$35,242	12.1%
Prime	104,852	99,484	15.9%
Near Prime**	536,694	503,345	27.0%
*Weighted by outstanding principal balance of the online consumer loans.
**A portion of these loans are sub-prime borrowers.

As of September 30, 2017, our investment in NPRC and its wholly-owned subsidiaries had an amortized cost of $819,729 and a fair value of $1,013,009, including our investment in online consumer lending as discussed above. The fair value of $636,259 related to NPRC’s real estate portfolio was comprised of thirty-six multi-families properties, twelve self-storage units, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of September 30, 2017.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	46,700
3	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	20,337
4	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
5	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	178,227
6	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,375
7	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,845
8	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,700
9	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,550
10	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	14,092
11	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
12	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	19,926
13	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	23,278
14	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	32,923
15	Uptown Park Apartments II, LLC	Altamonte Springs, FL	11/19/2013	36,590	29,801
16	St. Marin Apartments II, LLC	Coppell, TX	11/19/2013	73,078	62,413
17	Atlanta Eastwood Village LLC	Stockbridge, GA	12/12/2013	25,957	22,820
18	Atlanta Monterey Village LLC	Jonesboro, GA	12/12/2013	11,501	11,103
19	Atlanta Hidden Creek LLC	Morrow, GA	12/12/2013	5,098	4,753
20	Atlanta Meadow Springs LLC	College Park, GA	12/12/2013	13,116	13,071
21	Atlanta Meadow View LLC	College Park, GA	12/12/2013	14,354	13,126
22	Atlanta Peachtree Landing LLC	Fairburn, GA	12/12/2013	17,224	15,548
23	NPH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	27,523
24	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	7,917
25	NPH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,568
26	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
27	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
28	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
29	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
30	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
31	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
32	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
33	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	8,927	6,695
34	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
35	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	74,140
36	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	13,055
37	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	13,502
38	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	23,256
39	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	14,480
40	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	14,115

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
41	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	18,328
42	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	17,200
43	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	9,600
44	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
45	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
46	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
47	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
48	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
49	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
50	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	41,250
51	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
52	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
53	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
54	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
55	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	44,727
56	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	5,344
57	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	17,026
58	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
59	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
				$1,593,790	$1,307,672
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
On September 25, 2017, Prospect exchanged $1,600 of Senior Secured Term Loan A and $4,799 of Senior Secured Term Loan B investments in Targus International, LLC into 6,120,658 of common shares of Targus Cayman HoldCo Limited, and recorded a realized gain of $846, as a result of this transaction.
As of September 30, 2017, $3,437,148 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR floors ranging from 0.3% to 4.0%. As of September 30, 2017, $461,872 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 5.0% to 20.0%. As of June 30, 2017, $3,488,672 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR floors ranging from 0.3% to 4.0%. As of June 30, 2017, $489,007 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 5.0% to 20.0%.
At September 30, 2017, eight loan investments were on non-accrual status: Ark-La-Tex Wireline Services, LLC (“Ark-La-Tex”), Edmentum Ultimate Holdings, LLC Unsecured Junior PIK Note, Nixon, Inc. (“Nixon), Pinnacle, Spartan Energy Services, Inc. (“Spartan”), United Sporting Companies, Inc. (“USC”), USES Corp. (“USES”), and Venio LLC (“Venio”). At June 30, 2017, seven loan investments were on non-accrual status: Ark-La-Tex, Edmentum Ultimate Holdings, LLC Unsecured Junior PIK Note, Nixon, Spartan, USC, USES, and Venio. Cost balances of these loans amounted to $289,802 and $286,388 as of September 30, 2017 and June 30, 2017, respectively. The fair value of these loans amounted to $126,232 and $154,417 as of September 30, 2017 and June 30, 2017, respectively. The fair values of these investments represent approximately 2.1% and 2.5% of our total assets at fair value as of September 30, 2017 and June 30, 2017, respectively.

Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 4.00%. As of September 30, 2017 and June 30, 2017, we had $31,909 and $22,925, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of September 30, 2017 and June 30, 2017.
During the three months ended September 30, 2017 and the three months ended September 30, 2016, there were no sales of the senior secured Term Loan A investments. We serve as an agent for these loans and collect a servicing fee from the counterparties on behalf of the Investment Adviser. We receive a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser. See Note 13 for further discussion.
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
The following table summarizes the results of our analysis for the three tests for the three months ended September 30, 2017 and year ended June 30, 2017.

	Asset Test		Income Test		Investment Test
	Greater than 10% but Less than 20%	Greater than 20%	Greater than 10% but Less than 20%	Greater than 20%	Greater than 10% but Less than 20%	Greater than 20%
Three Months Ended September 30, 2017	N/A	N/A	N/A	First Tower Finance NPRC	N/A	-
Year Ended June 30, 2017	-	NPRC	First Tower Finance USES	NPRC	NPRC	-
Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment or the marking to fair value of an investment in any given year can be highly concentrated among several investments. After performing the income analysis for the three months ended September 30, 2017, as currently promulgated by the SEC, we determined that two of our controlled investments individually generated more than 20% of our income, primarily due to the unrealized losses that was recognized on the investments during the three months ended September 30, 2017. We do not believe that the calculation promulgated by the SEC correctly identifies significant subsidiaries but have included First Tower Finance Company LLC (“First Tower Finance”) and NPRC as significant subsidiaries. NPRC, an unconsolidated majority-owned portfolio company, was considered a significant subsidiary at the 20% level as of and during the period ended September 30, 2017 and year June 30, 2017.

The following tables show summarized financial information for First Tower Finance, which met the 20% income test for the three months ended September 30, 2017:

	June 30, 2017	June 30, 2016
Balance Sheet Data
Cash and cash equivalents	$77,058	$71,295
Accounts receivable, net	432,278	432,639
Property, plant and equipment, net	24,919	18,303
Intangibles, including goodwill	90,897	106,179
Other assets	2,404	2,931
Notes payable, due to Prospect or Affiliate	339,595	326,238
Other liabilities	341,553	346,516
Total equity	(53,592)	(41,407)

	Three months ended June 30,
	2017	2016
Summary of Operations
Total revenue	$53,662	$52,322
Total expenses	59,659	60,174
Net loss	$(5,997)	$(7,852)
The following tables show summarized financial information for NPRC, which met the 20% income test for the three months ended September 30, 2017:

	September 30, 2017	June 30, 2017
Balance Sheet Data
Cash and cash equivalents	$98,281	$94,394
Real estate, net	1,434,913	1,452,424
Unsecured consumer loans, at fair value	668,606	648,277
Other assets	39,321	40,386
Mortgages payable	1,305,029	1,310,462
Revolving credit facilities and other secured financing	351,817	341,878
Notes payable, due to Prospect or Affiliate	575,948	559,464
Other liabilities	43,600	37,339
Total equity	(35,273)	(13,662)

	Three Months Ended September 30,
	2017	2016
Summary of Operations
Total revenue	$98,885	$84,714
Total expenses	82,178	70,995
Operating income	16,707	13,719
Depreciation and amortization	(19,101)	(13,020)
Fair value adjustment	(30,813)	(18,707)
Net loss	$(33,207)	$(18,008)

The SEC has requested comments on the proper mechanics of how the calculations related to Rules 3-09 and 4-08(g) of Regulation S-X should be completed. There is currently diversity in practice for the calculations. We expect that the SEC will clarify the calculation methods in the future.
Note 4. Revolving Credit Facility
On August 29, 2014, we renegotiated our previous credit facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility” or the “Revolving Credit Facility”). The lenders have extended commitments of $885,000 under the 2014 Facility as of September 30, 2017. The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.
The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of September 30, 2017, we were in compliance with the applicable covenants.
Interest on borrowings under the 2014 Facility is one-month LIBOR plus 225 basis points. Additionally, the lenders charge a fee on the unused portion of the 2014 Facility equal to either 50 basis points if at least 35% of the credit facility is drawn or 100 basis points otherwise. The 2014 Facility requires us to pledge assets as collateral in order to borrow under the credit facility.
As of September 30, 2017 and June 30, 2017, we had $550,466 and $665,409, respectively, available to us for borrowing under the Revolving Credit Facility, of which nothing was outstanding at either date. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $885,000. As of September 30, 2017, the investments, including cash and money market funds, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,474,532, which represents 24.8% of our total investments, including cash and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $12,405 of new fees and $3,539 were carried over for continuing participants from the previous facility, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of September 30, 2017, $4,086 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended September 30, 2017 and September 30, 2016, we recorded $2,954 and $2,963, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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

	2017 Notes	2018 Notes	2019 Notes	2020 Notes	2022 Notes
Initial conversion rate(1)	85.8442	82.3451	79.7766	80.6647	100.2305
Initial conversion price	$11.65	$12.14	$12.54	$12.40	$9.98
Conversion rate at September 30, 2017(1)(2)	87.7516	84.1497	79.8360	80.6670	100.2305
Conversion price at September 30, 2017(2)(3)	$11.40	$11.88	$12.53	$12.40	$9.98
Last conversion price calculation date	4/16/2017	8/14/2017	12/21/2016	4/11/2017	4/11/2017
Dividend threshold amount (per share)(4)	$0.101500	$0.101600	$0.110025	$0.110525	$0.083330

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)	The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

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
In connection with the issuance of the Convertible Notes, we incurred $32,147 of fees which are being amortized over the terms of the notes, of which $14,437 remains to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities as of September 30, 2017.
During the three months ended September 30, 2017 and September 30, 2016, we recorded $13,656 and $14,713, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
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
On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market program with FBR Capital Markets & Co. through which we could sell, by means of at-the-market offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes. As of September 30, 2017, we issued $199,281 in aggregate principal amount of our 2024 Notes for net proceeds of $193,253 after commissions and offering costs.
The 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes, we incurred $13,613 of fees which are being amortized over the term of the notes, of which $8,655 remains to be amortized and is included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities as of September 30, 2017.
During the three months ended September 30, 2017 and September 30, 2016, we recorded $11,041 and $10,780, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the three months ended September 30, 2017, we issued $27,402 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $26,996. These notes were issued with stated interest rates ranging from 4.00% to 5.00% with a weighted average interest rate of 4.57%. These notes mature between July 15, 2022 and September 15, 2025. The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2017.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$17,059	4.00%–4.75%	4.42%	July 15, 2022 – September 15, 2022
7	$2,825	4.75%–5.00%	4.93%	July 15, 2024
8	$7,518	4.50%–5.00%	4.76%	August 15, 2025 – September 15, 2025
	$27,402
During the three months ended September 30, 2016, we issued $38,917 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $38,435. These notes were issued with stated interest rates ranging from 5.00% to 5.50% with a weighted average interest rate of 5.42%. These notes mature between July 15, 2021 and September 15, 2021. The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2016.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$38,917	5.00%–5.50%	5.42%	July 15, 2021 – September 15, 2021
During the three months ended September 30, 2017, we redeemed $89,980 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.91% in order to replace debt with shorter maturity dates. During the three months ended September 30, 2017, we repaid $1,884 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2017 was $445. The following table summarizes the Prospect Capital InterNotes® outstanding as of September 30, 2017.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
4	$28,352	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	304,994	4.00%–5.50%	4.97%	July 15, 2018 – September 15, 2022
5.2	4,440	4.63%	4.63%	August 15, 2020 – September 15, 2020
5.3	2,686	4.63%	4.63%	September 15, 2020
5.4	5,000	4.75%	4.75%	August 15, 2019
5.5	104,862	4.25%–5.00%	4.63%	February 15, 2019 – November 15, 2020
6	2,182	4.88%	4.88%	April 15, 2021 – May 15, 2021
6.5	40,652	5.10%–5.50%	5.24%	February 15, 2020 – May 15, 2022
7	185,200	4.00%–6.55%	5.09%	June 15, 2019 – July 15, 2024
7.5	1,996	5.75%	5.75%	February 15, 2021
8	7,518	4.50%–5.00%	4.76%	August 15, 2025 – September 15, 2025
10	37,454	4.32%–7.00%	6.15%	March 15, 2022 – December 15, 2025
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,245	5.25%–6.00%	5.36%	May 15, 2028 – November 15, 2028
18	21,409	4.13%–6.25%	5.53%	December 15, 2030 – August 15, 2031
20	4,248	5.63%–6.00%	5.90%	November 15, 2032 – October 15, 2033
25	33,906	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	110,910	5.50%–6.75%	6.24%	November 15, 2042 – October 15, 2043
	$916,032

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

The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2017.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
4	$39,038	3.75%-4.00%	3.92%	November 15, 2017 – May 15, 2018
5	354,805	4.25%-5.50%	5.00%	July 15, 2018 – June 15, 2022
5.2	4,440	4.63%	4.63%	August 15, 2020 – September 15, 2020
5.3	2,686	4.63%	4.63%	September 15, 2020
5.4	5,000	4.75%	4.75%	August 15, 2019
5.5	109,068	4.25%-5.00%	4.67%	February 15, 2019 – November 15, 2020
6	2,182	4.88%	4.88%	April 15, 2021 – May 15, 2021
6.5	40,702	5.10%-5.50%	5.24%	February 15, 2020 – May 15, 2022
7	191,356	4.00%-6.55%	5.38%	June 15, 2019 – December 15, 2022
7.5	1,996	5.75%	5.75%	February 15, 2021
10	37,509	4.27%-7.00%	6.20%	March 15, 2022 – December 15, 2025
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,245	5.25%-6.00%	5.36%	May 15, 2028 – November 15, 2028
18	21,532	4.13%-6.25%	5.47%	December 15, 2030 – August 15, 2031
20	4,248	5.63%-6.00%	5.84%	November 15, 2032 – October 15, 2033
25	34,218	6.25%-6.50%	6.39%	August 15, 2038 – May 15, 2039
30	111,491	5.50%-6.75%	6.22%	November 15, 2042 – October 15, 2043
	$980,494
In connection with the issuance of Prospect Capital InterNotes®, we incurred $24,304 of fees which are being amortized over the term of the notes, of which $13,561 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of September 30, 2017.
During the three months ended September 30, 2017 and September 30, 2016, we recorded $13,384 and $13,213, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.

Note 8. Fair Value and Maturity of Debt Outstanding
The following table shows our outstanding debt as of September 30, 2017.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility(2)	$—	$4,086	$—	(3)	$—		1ML+2.25%	(6)

2017 Notes	50,734	10	50,724		50,895	(4)	5.91%	(7)
2018 Notes	85,419	256	85,163		86,885	(4)	6.42%	(7)
2019 Notes	200,000	1,558	198,442		205,756	(4)	6.51%	(7)
2020 Notes	392,000	5,922	386,078		398,860	(4)	5.38%	(7)
2022 Notes	225,000	6,691	218,309		225,101	(4)	5.63%	(7)
Convertible Notes	953,153	14,437	938,716		967,497

5.00% 2019 Notes	300,000	1,506	298,494		312,087	(4)	5.29%	(7)
2023 Notes	250,000	3,936	246,064		260,203	(4)	6.22%	(7)
2024 Notes	199,281	5,034	194,247		207,093	(4)	6.72%	(7)
Public Notes	749,281	10,476	738,805		779,383

Prospect Capital InterNotes®	916,032	13,561	902,471		954,049	(5)	5.56%	(8)
Total	$2,618,466	$42,560	$2,579,992		$2,700,929

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of September 30, 2017.

(2)	The maximum draw amount of the Revolving Credit facility as of September 30, 2017 is $885,000.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Note 2 for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

(7)
The effective interest rate is equal to the effect of the stated interest, the accretion of original issue discount and amortization of debt issuance costs. For the 2024 Notes, the rate presented is a combined effective interest rate of the 2024 Notes and 2024 Notes Follow-on Program.

(8)
For the Prospect Capital InterNotes®, the rate presented is the weighted average effective interest rate. Interest expense and deferred debt issuance costs, which are amortized on a straight-line method over the stated life of the obligation which approximates level yield, are weighted against the average year-to-date principal balance.

The following table shows our outstanding debt as of June 30, 2017.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility(2)	$—	$4,779	$—	(3)	$—		1ML+2.25%	(6)

2017 Notes	50,734	77	50,657		51,184	(4)	5.91%	(7)
2018 Notes	85,419	394	85,025		87,660	(4)	6.42%	(7)
2019 Notes	200,000	1,846	198,154		206,614	(4)	6.51%	(7)
2020 Notes	392,000	6,458	385,542		394,689	(4)	5.38%	(7)
2022 Notes	225,000	6,737	218,263		223,875	(4)	5.63%	(7)
Convertible Notes	953,153	15,512	937,641		964,022

5.00% 2019 Notes	300,000	1,705	298,295		308,439	(4)	5.29%	(7)
2023 Notes	250,000	4,087	245,913		258,045	(4)	6.22%	(7)
2024 Notes	199,281	5,189	194,092		207,834	(4)	6.72%	(7)
Public Notes	749,281	10,981	738,300		774,318

Prospect Capital InterNotes®	980,494	14,240	966,254		1,003,852	(5)	5.55%	(8)
Total	$2,682,928	$45,512	$2,642,195		$2,742,192

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

(8)
For the Prospect Capital InterNotes®, the rate presented is the weighted average effective interest rate. Interest expense and deferred debt issuance costs, which are amortized on a straight-line method over the stated life of the obligation which approximates level yield, are weighted against the average year-to-date principal balance.

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of September 30, 2017.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$—	$—	$—	$—	$—
Convertible Notes	953,153	136,153	592,000	225,000	—
Public Notes	749,281	—	300,000	—	449,281
Prospect Capital InterNotes®	916,032	46,799	319,546	324,110	225,577
Total Contractual Obligations	$2,618,466	$182,952	$1,211,546	$549,110	$674,858

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
Note 9. Stock Repurchase Program, Equity Offerings, Offering Expenses, and Distributions
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify shareholders of our intention to purchase our common stock. Our last notice was delivered with our annual proxy mailing on September 22, 2017.
We did not repurchase any shares of our common stock during the three months ended September 30, 2017 and September 30, 2016. As of September 30, 2017, the approximate dollar value of shares that may yet be purchased under the plan is $65,860.

Excluding dividend reinvestments, during the three months ended September 30, 2017 and September 30, 2016, we did not issue any shares of our common stock.
On October 30, 2017, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $5,000,000 of additional debt and equity securities in the public market as of October 30, 2017.
During the three months ended September 30, 2017 and September 30, 2016, we distributed approximately $81,647 and $89,428, respectively, to our stockholders. The following table summarizes our distributions declared and payable for the three months ended September 30, 2016 and September 30, 2017.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/9/2016	7/29/2016	8/18/2016	$0.083330	$29,783
5/9/2016	8/31/2016	9/22/2016	0.083330	29,809
8/25/2016	9/30/2016	10/20/2016	0.083330	29,836
Total declared and payable for the three months ended September 30, 2016				$89,428

5/9/2017	7/31/2017	8/24/2017	$0.083330	$30,011
5/9/2017	8/31/2017	9/21/2017	0.083330	30,017
8/28/2017	9/29/2017	10/19/2017	0.060000	21,619
Total declared and payable for the three months ended September 30, 2017				$81,647
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during three months ended September 30, 2017 and September 30, 2016. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to September 30, 2017:

•	$0.06 per share for October 2017 to holders of record on October 31, 2017 with a payment date of November 22, 2017.
During the three months ended September 30, 2017 and September 30, 2016, we issued 233,489 and 934,927 shares of our common stock, respectively, in connection with the dividend reinvestment plan.
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

During the three months ended September 30, 2017, Prospect officers purchased 63,749 shares of our stock, or 0.02% of total outstanding shares as of September 30, 2017, both through the open market transactions and shares issued in connection with our dividend reinvestment plan.
As of September 30, 2017, we have reserved 81,780,516 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5).
Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three months ended September 30, 2017 and September 30, 2016.

	Three Months Ended September 30,
	2017	2016
Structuring and amendment fees (refer to Note 3)	$8,207	$4,476
Royalty and Net Revenue interests	1,578	1,170
Administrative agent fees	165	152
Total Other Income	$9,950	$5,798
Note 11. Net Increase in Net Assets per Share
The following information sets forth the computation of net increase in net assets resulting from operations per share during the three months ended September 30, 2017 and September 30, 2016.

	Three Months Ended September 30,
	2017	2016
Net increase in net assets resulting from operations	$11,973	$81,366
Weighted average common shares outstanding	360,171,834	357,527,279
Net increase in net assets resulting from operations per share	$0.03	$0.23
Note 12. Income Taxes
While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is August 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified. The tax return for the tax year ended August 31, 2017 has not been filed. Taxable income and all amounts related to taxable income for the tax year ended August 31, 2017 are estimates and will not be fully determined until the Company’s tax return is filed.
For income tax purposes, dividends paid and distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to shareholders during the tax years ended August 31, 2017, 2016 and 2015 were as follows:

	Tax Year Ended August 31,
	2017	2016	2015
Ordinary income	$359,215	$355,985	$413,640
Capital gain	—	—	—
Return of capital	—	—	—
Total distributions paid to shareholders	$359,215	$355,985	$413,640
We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. shareholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. For the 2017 calendar year, 53.93% of our distributions as of September 30, 2017 qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non U.S. shareholders.

For the tax year ending August 31, 2018, the tax character of dividends paid to shareholders through September 30, 2017 is expected to be ordinary income. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending August 31, 2018.

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended August 31, 2017, 2016 and 2015:

	Tax Year Ended August 31,
	2017	2016	2015
Net increase in net assets resulting from operations	$254,766	$262,831	$360,572
Net realized loss on investments	100,765	22,666	164,230
Net unrealized (gains) losses on investments	(61,939)	73,181	(157,745)
Other temporary book-to-tax differences	(59,206)	(56,036)	98,289
Permanent differences	(772)	2,489	2,436
Taxable income before deductions for distributions	$233,614	$305,131	$467,782
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. The Regulated Investment Company Modernization Act (the “RIC Modernization Act”) was enacted on December 22, 2010. Under the RIC Modernization Act, capital losses incurred by taxpayers in taxable years beginning after the date of enactment will be allowed to be carried forward indefinitely and are allowed to retain their character as either short-term or long-term losses. As such, the capital loss carryforwards generated by us after the August 31, 2011 tax year will not be subject to expiration. Any losses incurred in post-enactment tax years will be required to be utilized prior to the losses incurred in pre-enactment tax years. As of August 31, 2017, we had capital loss carryforwards of approximately $302,590 available for use in later tax years. Of the amount available as of August 31, 2017, $46,156 will expire on August 31, 2018, and $256,434 is not subject to expiration. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, some of our capital loss carryforwards may become permanently unavailable due to limitations by the Code.
For the tax year ended August 31, 2017, we had no cumulative taxable income in excess of cumulative distributions.
As of September 30, 2017, the cost basis of investments for tax purposes was $5,900,424 resulting in estimated gross unrealized gains and losses of $349,402 and $562,709, respectively. As of June 30, 2017, the cost basis of investments for tax purposes was $5,999,218 resulting in estimated gross unrealized gains and losses of $337,903 and $498,816, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of September 30, 2017 and June 30, 2017 was calculated based on the book cost of investments as of September 30, 2017 and June 30, 2017, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2017 and 2016, respectively.
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal excise taxes, among other items. During the tax year ended August 31, 2017, we increased overdistributed net investment income by $772 and increased capital in excess of par value by $772. During the tax year ended August 31, 2016, we decreased overdistributed net investment income by $2,489, increased accumulated net realized loss on investments by $1,296 and decreased capital in excess of par value by $1,193. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended August 31, 2017 is being recorded in the fiscal year ending June 30, 2018 and the reclassifications for the taxable year ended August 31, 2016 were recorded in the fiscal year ended June 30, 2017.
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
The total gross base management fee incurred to the favor of the Investment Adviser was $30,379 and $31,340 during the three months ended September 30, 2017 and September 30, 2016, respectively.
The Investment Adviser has entered into a servicing agreement with certain institutions that purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. During the three months ended September 30, 2017 and September 30, 2016, we received payments of $216 and $548, respectively, from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments, which reduced the base management fees to $30,163 and $30,792 for the three months ended September 30, 2017 and September 30, 2016, respectively.
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
The total income incentive fee incurred was $15,933 and $19,730 during the three months ended September 30, 2017 and September 30, 2016, respectively. No capital gains incentive fee was incurred during the three months ended September 30, 2017 and September 30, 2016.
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
The allocation of gross overhead expense from Prospect Administration was $4,710 and $4,871 for the three months ended September 30, 2017 and September 30, 2016, respectively. Prospect Administration received estimated payments of $1,182 and $1,338 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the three months ended September 30, 2017 and September 30, 2016, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. Net overhead during the three months ended September 30, 2017 and September 30, 2016 totaled $3,528 and $3,533, respectively.
As of September 30, 2017, we accrued a receivable from Prospect Administration for software fees of $12 that will be reimbursed to us.

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
During the three months ended September 30, 2017 and September 30, 2016, we received payments of $1,093 and $1,630, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. See Note 14 for further discussion.
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
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the three months ended September 30, 2017 and September 30, 2016, we recognized expenses that were reimbursed for valuation services of $52 and $24, respectively. Conversely, Priority Income Fund, Inc. and Pathway Energy Infrastructure Fund, Inc. reimburse us for software fees, expenses which were initially incurred by Prospect. As of September 30, 2017 and June 30, 2017 we accrued a receivable from Priority Income Fund, Inc. and Pathway Energy Infrastructure Fund, Inc. for software fees of $18 and $14, respectively, which will be reimbursed to us.

As of September 30, 2017, we had co-investments with Priority Income Fund, Inc. in the following CLO funds: Apidos CLO XXII, Babson CLO Ltd. 2014-III, Carlyle Global Market Strategies CLO 2016-3, Ltd., Cent CLO 21 Limited, CIFC Funding 2014-IV Investor, Ltd., CIFC Funding 2016-I, Ltd., Galaxy XVII CLO, Ltd., Halcyon Loan Advisors Funding 2014-2 Ltd., Halcyon Loan Advisors Funding 2015-3 Ltd., HarbourView CLO VII, Ltd., Jefferson Mill CLO Ltd., Mountain View CLO IX Ltd., Octagon Investment Partners XVIII, Ltd., Symphony CLO XIV Ltd., Voya IM CLO 2014-1 Ltd., Voya CLO 2016-3, Ltd., Voya CLO 2017-3, Ltd. and Washington Mill CLO Ltd; however HarbourView CLO VII, Ltd. and Octagon Investment Partners XVIII, Ltd. are not considered co-investments pursuant to the Order as they were purchased on the secondary market.

As of September 30, 2017, we had a co-investment with Pathway Energy Infrastructure Fund, Inc. in Carlyle Global Market Strategies CLO 2014-4, Ltd.; however, this investment is not considered a co-investment pursuant to the Order as it was purchased on the secondary market.
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

June 30, 2017	$150
September 30, 2017	25
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

During the three months ended September 30, 2017, we entered into a participation agreement with CCPI management, and sold $144 of Prospect's investment in the Term Loan B debt.

The following amounts were paid from CCPI to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended September 30, 2016	$112
Three Months Ended September 30, 2017	112
During the three months ended September 30, 2016, Prospect reclassified $123 of return of capital received from CCPI in prior periods as dividend income.

The following interest payments were accrued and paid from CCPI to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2016	$750
Three Months Ended September 30, 2017	935

The following managerial assistance payments were paid from CCPI to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2016	$60
Three Months Ended September 30, 2017	60
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$60
September 30, 2017	60
The following payments were paid from CCPI to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to CCPI (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended September 30, 2016	$—
Three Months Ended September 30, 2017	45
The following amounts were due from CCPI to Prospect for reimbursement of expenses paid by Prospect on behalf of CCPI and were included by Prospect within other receivables:

June 30, 2017	$1
September 30, 2017	22
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
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$75
September 30, 2017	—
The following managerial assistance recognized had not yet been paid by CP Energy to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2017	$—
September 30, 2017	75

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
During the quarter ended September 30, 2017, $430 of the aforementioned original issue discount of $7,521 accreted.
The following interest payments were accrued and paid from Credit Central to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2016	$2,120
Three Months Ended September 30, 2017	3,080
Included above, the following payment-in-kind interest from Credit Central was capitalized and recognized by Prospect as interest income:

Three Months Ended September 30, 2016	$1,056
Three Months Ended September 30, 2017	—
The following interest income recognized had not yet been paid by Credit Central to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$29
September 30, 2017	—
The following managerial assistance payments were paid from Credit Central to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2016	$175
Three Months Ended September 30, 2017	175
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$175
September 30, 2017	175
The following amounts were due from Credit Central to Prospect for reimbursement of expenses paid by Prospect on behalf of CCPI and were included by Prospect within other receivables:

June 30, 2017	$—
September 30, 2017	3
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

The following dividends were declared and paid from Echelon to Prospect and recognized as dividend income by Prospect:

Three Months Ended September 30, 2016	$200
Three Months Ended September 30, 2017	—
All dividends were paid from earnings and profits of Echelon.
The following interest payments were accrued and paid from Echelon to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2016	$1,346
Three Months Ended September 30, 2017	1,603
The following interest income recognized had not yet been paid by Echelon to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$2,631
September 30, 2017	1,080
The following managerial assistance payments were paid from Echelon to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2016	$63
Three Months Ended September 30, 2017	63
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$63
September 30, 2017	63
The following payments were paid from Echelon to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Echelon (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended September 30, 2016	$54
Three Months Ended September 30, 2017	—
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
During the year ended June 30, 2016, Prospect funded an additional $6,424 in the second lien revolving credit facility.
During the year ended June 30, 2017, Prospect funded an additional $7,835 in the second lien revolving credit facility.

The following amounts were paid from Edmentum to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended September 30, 2016	$6,424
Three Months Ended September 30, 2017	7,834
The following interest payments were accrued and paid from Edmentum to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2016	$934
Three Months Ended September 30, 2017	214
Included above, the following payment-in-kind interest from Edmentum was capitalized and recognized by Prospect as interest income:

Three Months Ended September 30, 2016	$874
Three Months Ended September 30, 2017	150
The following interest income recognized had not yet been paid by Edmentum to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$167
September 30, 2017	127
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
During the three months ended December 31, 2016, Prospect made an additional $8,005 equity investment to First Tower.
The following amounts were paid from First Tower to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended September 30, 2016	$937
Three Months Ended September 30, 2017	1,911
The following interest payments were accrued and paid from First Tower to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2016	$14,423
Three Months Ended September 30, 2017	11,341

Included above, the following payment-in-kind interest from First Tower was capitalized and recognized by Prospect as interest income:

Three Months Ended September 30, 2016	$1,753
Three Months Ended September 30, 2017	870
The following interest income recognized had not yet been paid by First Tower to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$123
September 30, 2017	3,807
The following managerial assistance payments were paid from First Tower to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2016	$600
Three Months Ended September 30, 2017	—
The following managerial assistance payments received by Prospect have not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$600
September 30, 2017	—
The following managerial assistance recognized had not yet been paid by First Tower to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2017	$—
September 30, 2017	600
The following amounts were due from First Tower to Prospect for reimbursement of expenses paid by Prospect on behalf of First Tower and were included by Prospect within other receivables:

June 30, 2017	$1
September 30, 2017	6
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
During the three months ended September 30, 2017, Prospect purchased an additional $200 in membership interests in Freedom Marine to support its ongoing operations and liquidity needs.

The following managerial assistance recognized had not yet been paid by Freedom Marine to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2017	$525
September 30, 2017	600

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
During the three months ended December 31, 2016, Prospect formed a separate legal entity, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 96.88% of the equity, and MITY-Lite management owns the remaining portion.  MITY FSC does not have material operations.  This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distribute it to its shareholders based on pro-rata ownership.  During the three months ended September 30, 2017, we received $211 of such commission, which we recognized as other income.
On January 17, 2017, Prospect invested an additional $8,000 of Senior Secured Note A and $8,000 of Senior Secured Term Loan B debt investments in MITY to fund an acquisition. Prospect recognized structuring fee income of $480 from this additional investment.
The following interest payments were accrued and paid from MITY to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2016	$1,307
Three Months Ended September 30, 2017	1,920
The following interest income recognized had not yet been paid by MITY to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$21
September 30, 2017	—
The following interest payments were accrued and paid from Broda Canada to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2016	$144
Three Months Ended September 30, 2017	150
The following interest income recognized had not yet been paid by Broda Canada to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$46
September 30, 2017	—
During the three months ended September 30, 2016, there was a favorable fluctuation in the foreign currency exchange rate and Prospect recognized $5 of realized gain related to its investment in Broda Canada. During the three months ended September 30, 2017, there was a favorable fluctuation in the foreign currency exchange rate and Prospect recognized $9 of realized gain related to its investment in Broda Canada.

The following managerial assistance payments were paid from MITY to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2016	$75
Three Months Ended September 30, 2017	75
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$75
September 30, 2017	75

The following amounts were due from MITY to Prospect for reimbursement of expenses paid by Prospect on behalf of MITY and included by Prospect within other receivables:

June 30, 2017	$—
September 30, 2017	1
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
On July 10, 2017, Prospect made a $653 investment in NPRC, of which $450 was a Senior Term Loan and $202 was used to purchase additional common equity of NPRC through NPH. The proceeds were utilized by NPRC to purchase additional ownership interest in a multi-family JV for $639 and pay $1 of legal services provided by attorneys at Prospect Administration. The remaining proceeds were used to pay $13 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income). The minority interest holder also purchased additional ownership interest in the JV for $163. The proceeds were used by the JV to fund $802 of capital expenditures.
On August 24, 2017, Prospect purchased additional common equity of NPRC through NPH for $2,401. The proceeds were utilized by NPRC to purchase additional ownership interest in a JV that owns eight student housing properties for $2,400 and pay $1 of legal services provided by attorneys at Prospect Administration. The proceeds were used by the JV to fund $2,400 of capital expenditures.
On September 13, 2017, Prospect made a $826 investment in NPRC, of which $662 was a Senior Term Loan and $164 was used to purchase additional common equity of NPRC through NPH. The proceeds were utilized by NPRC to purchase additional ownership interest in a JV entity that owns five multi-family properties for $825 and pay $2 of legal services provided by attorneys at Prospect Administration. The minority interest holder also purchased additional ownership interest in the JV for $92. The proceeds were used by the JV to fund $917 of capital expenditures.
During the three months ended September 30, 2017, we provided $19,233 and $10,356 of debt and equity financing, respectively, to NPRC and its wholly-owned subsidiaries to support the online consumer loans and online consumer loan backed products. In addition, during the three months ended September 30, 2017, we received partial repayments of $4,034 of our loans previously outstanding with NPRC and its wholly-owned subsidiaries.
The following interest payments were accrued and paid by NPRC to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2016	$16,044
Three Months Ended September 30, 2017	17,337
The following interest income recognized had not yet been paid by NPRC to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$147
September 30, 2017	754
The following interest payments were accrued and paid by ACLLH to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2016	$5,269
Three Months Ended September 30, 2017	1,802
The following interest income recognized had not yet been paid by ACLLH to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$27
September 30, 2017	27
The following interest payments were accrued and paid by ACLL to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2016	$235
Three Months Ended September 30, 2017	4,203
The following interest income recognized had not yet been paid by ACLL to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$39
September 30, 2017	104
The following net revenue interest payments were paid from NPRC to Prospect and recognized by Prospect as other income:

Three Months Ended September 30, 2016	$1,170
Three Months Ended September 30, 2017	1,578
The following structuring fees were paid from NPRC to Prospect and recognized by Prospect as other income:

Three Months Ended September 30, 2016	$1,060
Three Months Ended September 30, 2017	13
The following structuring fees were paid from ACLLH to Prospect and recognized by Prospect as other income:

Three Months Ended September 30, 2016	$710
Three Months Ended September 30, 2017	288

The following managerial assistance payments were paid from NPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2016	$325
Three Months Ended September 30, 2017	325
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$325
September 30, 2017	325
The following payments were paid from NPRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to NPRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended September 30, 2016	$936
Three Months Ended September 30, 2017	837
The following amounts were due from NPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of NPRC and included by Prospect within other receivables:

June 30, 2017	$6
September 30, 2017	3
The following amounts were due from ACLLH to Prospect for reimbursement of expenses paid by Prospect on behalf of ACLLH and included by Prospect within other receivables:

June 30, 2017	$1
September 30, 2017	2
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
On May 31, 2017, Prospect made an additional equity investment totaling $1,889, and Prospect’s ownership in Nationwide did not change.
The following dividends were declared and paid from Nationwide to Prospect and recognized as dividend income by Prospect:

Three Months Ended September 30, 2016	$1,842
Three Months Ended September 30, 2017	—
All dividends were paid from earnings and profits of Nationwide.
The following interest payments were accrued and paid from Nationwide to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2016	$856
Three Months Ended September 30, 2017	862

Included above, the following payment-in-kind interest from Nationwide was capitalized and recognized by Prospect as interest income:

Three Months Ended September 30, 2016	$—
Three Months Ended September 30, 2017	145
The following interest income recognized had not yet been paid by Nationwide to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$9
September 30, 2017	141
The following managerial assistance payments were paid from Nationwide to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2016	$100
Three Months Ended September 30, 2017	100
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$100
September 30, 2017	100
The following payments were paid from Nationwide to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Nationwide (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended September 30, 2016	$—
Three Months Ended September 30, 2017	46
The following amounts were due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide and included by Prospect within other receivables:

June 30, 2017	$—
September 30, 2017	1
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
The following interest payments were accrued and paid from NMMB to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2016	$133
Three Months Ended September 30, 2017	133
The following interest income recognized had not yet been paid by NMMB to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$1
September 30, 2017	3

The following interest payments were accrued and paid from Armed Forces to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2016	$250
Three Months Ended September 30, 2017	247
The following interest income recognized had not yet been paid by Armed Forces to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$3
September 30, 2017	5
The following managerial assistance payments were paid from NMMB to Prospect and subsequently remitted to Prospect
Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2016	$38
Three Months Ended September 30, 2017	100
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$100
September 30, 2017	100
The following managerial assistance recognized had not yet been paid by NMMB to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2017	$1,288
September 30, 2017	1,288
The following amounts were due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB and were included by Prospect within other receivables:

June 30, 2017	$—
September 30, 2017	2
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
The following dividends were declared and paid from R-V to Prospect and recognized as dividend income by Prospect:

Three Months Ended September 30, 2016	$75
Three Months Ended September 30, 2017	—
All dividends were paid from earnings and profits of R-V.
During the year ended June 30, 2017, cash distributions of $76 that were declared and paid from R-V to Prospect were recognized as a return of capital by Prospect.

The following interest payments were accrued and paid from R-V to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2016	$716
Three Months Ended September 30, 2017	738
The following managerial assistance payments were paid from R-V to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2016	$45
Three Months Ended September 30, 2017	45
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$45
September 30, 2017	45
The following payments were paid from R-V to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to R-V (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended September 30, 2016	$—
Three Months Ended September 30, 2017	2
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
During the three months ended June 30, 2017, Prospect incurred $53 of additional overhead expense related to SB Forging ,which were given to us as a credit for services payable to Prospect Administration in the June 2017 quarter.

The following payments were paid from SB Forging to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to SB Forging (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended September 30, 2016	$545
Three Months Ended September 30, 2017	—
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
The following amounts were paid from Gulf Coast to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended September 30, 2016	$3,022
Three Months Ended September 30, 2017	—
The following payments were paid from Gulf Coast to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Gulf Coast (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended September 30, 2016	$503
Three Months Ended September 30, 2017	—
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

During the three months ended September 30, 2017, Prospect provided additional $1,500 debt financing to USES and its subsidiaries in the form of additional Term Loan A debt.

During the three months ended September 30, 2017, we entered into a participation agreement with USES management, and sold $2 of Prospect's investment in the Term Loan A debt.

The following managerial assistance recognized had not yet been paid by USES to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2017	$325
September 30, 2017	400
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
The following interest payments were accrued and paid from Valley Electric to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2016	$1,102
Three Months Ended September 30, 2017	1,185

Included above, the following payment-in-kind interest from Valley Electric was capitalized and recognized by Prospect as interest income:

Three Months Ended September 30, 2016	$397
Three Months Ended September 30, 2017	544
The following interest income recognized had not yet been paid by Valley Electric to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$13
September 30, 2017	13
The following interest payments were accrued and paid from Valley to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2016	$280
Three Months Ended September 30, 2017	280
The following interest income recognized had not yet been paid by Valley to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$3
September 30, 2017	3
The following managerial assistance payments were paid from Valley to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2016	$75
Three Months Ended September 30, 2017	75
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$75
September 30, 2017	75
The following amounts were due from Valley to Prospect for reimbursement of expenses paid by Prospect on behalf of Valley and were included by Prospect within other receivables:

June 30, 2017	$3
September 30, 2017	1
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

During the three months ended September 30, 2017 Wolf Energy Services received $2,772 from the sale of assets.
The following managerial assistance recognized had not yet been paid by Wolf Energy to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2017	$14
September 30, 2017	14

Note 15. Litigation
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of September 30, 2017.

Note 16. Financial Highlights
The following is a schedule of financial highlights for the three months ended September 30, 2017 and September 30, 2016:

	Three Months Ended
	2017		2016
Per Share Data
Net asset value at beginning of period	$9.32		$9.62
Net investment income(1)	0.18		0.22
Net realized and change in unrealized (losses) gains(1)	(0.15)		0.01
Net increase from operations	0.03		0.23
Distributions of net investment income	(0.23)		(0.25)
Common stock transactions(2)	—	(4)	—	(4)
Net asset value at end of period	$9.12		$9.60

Per share market value at end of period	$6.72		$8.10
Total return based on market value(3)	(14.40%)		6.73%
Total return based on net asset value(3)	1.22%		2.83%
Shares of common stock outstanding at end of period	360,310,422		358,042,158
Weighted average shares of common stock outstanding	360,171,834		357,527,279

Ratios/Supplemental Data
Net assets at end of period	$3,286,991		$3,435,609
Portfolio turnover rate	3.85%		1.90%
Annualized ratio of operating expenses to average net assets	11.42%		11.75%
Annualized ratio of net investment income to average net assets	7.68%		9.19%
The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2017:

	Year Ended June 30,
	2017		2016	2015	2014	2013
Per Share Data
Net asset value at beginning of year	$9.62		$10.31	$10.56	$10.72	$10.83
Net investment income(1)	0.85		1.04	1.03	1.19	1.57
Net realized and change in unrealized (losses) gains(1)	(0.15)		(0.75)	(0.05)	(0.13)	(0.50)
Net increase from operations	0.70		0.29	0.98	1.06	1.07
Distributions of net investment income	(1.00)		(1.00)	(1.19)	(1.32)	(1.28)
Common stock transactions(2)	—	(4)	0.02	(0.04)	0.10	0.10
Net asset value at end of year	$9.32		$9.62	$10.31	$10.56	$10.72

Per share market value at end of year	$8.12		$7.82	$7.37	$10.63	$10.80
Total return based on market value(3)	16.80%		21.84%	(20.84%)	10.88%	6.24%
Total return based on net asset value(3)	8.98%		7.15%	11.47%	10.97%	10.91%
Shares of common stock outstanding at end of year	360,076,933		357,107,231	359,090,759	342,626,637	247,836,965
Weighted average shares of common stock outstanding	358,841,714		356,134,297	353,648,522	300,283,941	207,069,971

Ratios/Supplemental Data
Net assets at end of year	$3,354,952		$3,435,917	$3,703,049	$3,618,182	$2,656,494
Portfolio turnover rate	23.65%		15.98%	21.89%	15.21%	29.24%
Ratio of operating expenses to average net assets	11.57%		11.95%	11.66%	11.11%	11.50%
Ratio of net investment income to average net assets	8.96%		10.54%	9.87%	11.18%	14.86%

(1)	Per share data amount is based on the weighted average number of common shares outstanding for the year/period presented (except for dividends to shareholders which is based on actual rate per share).

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

(4)	Amount is less than $0.01.

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ending June 30, 2018.

	Investment Income		Net Investment Income		Net Realized and Unrealized (Losses) Gains		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2015	$200,251	$0.56	$91,242	$0.26	$(63,425)	$(0.18)	$27,817	$0.08
December 31, 2015	209,191	0.59	100,893	0.28	(196,013)	(0.55)	(95,120)	(0.27)
March 31, 2016	189,493	0.53	87,626	0.25	(12,118)	(0.03)	75,508	0.21
June 30, 2016	193,038	0.54	91,367	0.26	3,790	0.01	95,157	0.27

September 30, 2016	$179,832	$0.50	$78,919	$0.22	$2,447	$0.01	$81,366	$0.23
December 31, 2016	183,480	0.51	84,405	0.24	16,475	0.04	100,880	0.28
March 31, 2017	171,032	0.48	73,080	0.20	(53,588)	(0.15)	19,492	0.05
June 30, 2017	166,702	0.46	69,678	0.19	(18,510)	(0.05)	51,168	0.14

September 30, 2017	$158,579	$0.44	$63,732	$0.18	$(51,759)	$(0.15)	$11,973	$0.03

(1)
Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

Note 18. Subsequent Events
We have provided notice to call on September 11, 2017 with settlement on October 15, 2017, $55,351 million of our Prospect Capital InterNotes® at par maturing between April 15, 2018 and October 15, 2019, with a weighted average rate of 4.85%.
We have provided notice to call on October 9, 2017 with settlement on November 15, 2017, $27,181 of our Prospect Capital InterNotes® at par maturing between May 15, 2018 and November 15, 2019, with a weighted average rate of 4.70%.
On October 15, 2017, the 2017 Notes, which had an outstanding principal balance of $50,734, matured and were repaid in full.
On October 16, 2017, we made a $27,500 second lien secured investment in Transplace Holdings, a provider of transportation management solutions, in support of an acquisition of the company.
On October 30, 2017, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $5,000,000 of additional debt and equity securities in the public market as of October 30, 2017.
On November 3, 2017, we made a $28,000 second lien secured investment to support the acquisition of Securus Technologies Holdings, a provider of mission-critical communication technology solutions and services.
During the period from October 11, 2017 through November 8, 2017, we purchased additional common equity of NPRC through NPH for $42,915. The financing was utilized by NPRC for the acquisitions of multi-family real estate portfolios.

Additionally, we provided $4,094 of equity financing to NPRC which was used to fund capital expenditures for existing properties.
During the period from October 1, 2017 through November 8, 2017 we issued $15,877 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $15,636.
On November 8, 2017, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.06 per share for November 2017 to holders of record on November 30, 2017 with a payment date of December 21, 2017.

•	$0.06 per share for December 2017 to holders of record on December 29, 2017 with a payment date of January 18, 2018.

•	$0.06 per share for January 2018 to holders of record on January 31, 2018 with a payment date of February 15, 2018.

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
We consolidate certain of our wholly-owned and substantially wholly-owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements:; APH Property Holdings, LLC (“APH”); Arctic Oilfield Equipment USA, Inc.; CCPI Holdings Inc.; CP Holdings of Delaware LLC (“CP Holdings”); Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC (“First Tower Delaware”); Harbortouch Holdings of Delaware Inc.; MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc. (“NMMB Holdings”); NPH Property Holdings, LLC (“NPH”); STI Holding, Inc.; UPH Property Holdings, LLC (“UPH”); Valley Electric Holdings I, Inc.; Valley Electric Holdings II, Inc.; and Wolf Energy Holdings Inc. (“Wolf Energy Holdings”). On October 10, 2014, concurrent with the sale of the operating company, our ownership increased to 100% of the outstanding equity of ARRM Services, Inc. which was renamed SB Forging Company, Inc. (“SB Forging”). As such, we began consolidating SB Forging on October 11, 2014. Effective May 23, 2016, in connection with the merger of American Property REIT Corp. (“APRC”) and United Property REIT Corp. (“UPRC”) with and into National Property REIT Corp. (“NPRC”), APH and UPH merged with and into NPH, and were dissolved. We collectively refer to these entities as the “Consolidated Holding Companies.”
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
We currently have nine strategies that guide our origination of investment opportunities: (1) lending to companies controlled by private equity sponsors, (2) lending to companies not controlled by private equity sponsors, (3) purchasing controlling equity positions and lending to operating companies, (4) purchasing controlling equity positions and lending to financial services companies, (5) purchasing controlling equity positions and lending to real estate companies, (6) purchasing controlling equity positions and lending to aircraft leasing companies (7) investing in structured credit (8) investing in non-agented debt and (9) investing in online loans. We may also invest in other strategies and opportunities from time to time that we view as attractive. We continue to evaluate other origination strategies in the ordinary course of business with no specific top-down allocation to any single origination strategy.

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
Purchasing Controlling Equity Positions and Lending to Real Estate Companies - We purchase debt and controlling equity positions in tax-efficient real estate investment trusts (“REIT” or “REITs”). NPRC’s, an operating company and the surviving entity of the May 23, 2016 merger with APRC and UPRC, real estate investments are in various classes of developed and occupied real estate properties that generate current yields, including multi-family properties, student housing, and self-storage. NPRC seeks to identify properties that have historically significant occupancy rates and recurring cash flow generation. NPRC generally co-invests with established and experienced property management teams that manage such properties after acquisition. Additionally, NPRC purchases loans originated by certain consumer loan facilitators. It generally purchases each loan in its entirety (i.e., a “whole loan”). The borrowers are consumers, and the loans are typically serviced by the facilitators of the loans. This investment strategy has comprised approximately 10%-20% of our business.
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
Investing in Non-Agented Debt - On a primary or secondary basis, we purchase primarily senior and secured loans and high yield bonds that have been sold to a club or syndicate of buyers. These investments are often purchased with a long term, buy-and-hold outlook, and we often look to provide significant input to the transaction by providing anchoring orders. This strategy has comprised approximately 5%-10% of our portfolio.
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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of September 30, 2017, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $1,861,230 and $1,933,366, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. We consolidate all wholly-owned and substantially wholly-owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
First Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended September 30, 2017, we acquired $84,955 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $132,366, funded $2,850 of revolver advances, and recorded paid in kind (“PIK”) interest of $1,980, resulting in gross investment originations of $222,151. During the three months ended September 30, 2017, we received full repayments on five investments and received several partial prepayments and amortization payments totaling $310,894.
Debt Issuances and Redemptions
During the three months ended September 30, 2017, we redeemed $89,980 aggregate principal amount of our Prospect Capital InterNotes® at par with a weighted average interest rate of 4.91%, and issued $27,402 aggregate principal amount of Prospect Capital InterNotes® with a stated and weighted average interest rate of 4.57%, to extend our borrowing base. The newly issued notes mature between July 15, 2022 and September 15, 2025 and generated net proceeds of $26,996.
During the three months ended September 30, 2017, we repaid $1,884 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2017 was $445.
Equity Issuances
On July 20, 2017, August 24, 2017, and September 21, 2017, we issued 66,881, 77,948, and 88,660 shares of our common stock in connection with the dividend reinvestment plan, respectively.
Investment Holdings
As of September 30, 2017, we continue to pursue our investment strategy. At September 30, 2017, approximately $5,687,117, or 173.0%, of our net assets are invested in 120 long-term portfolio investments and CLOs.
During the three months ended September 30, 2017, we originated $222,151 of new investments, primarily composed of $185,273 of debt and equity financing to non-controlled portfolio investments and $36,878 of debt and equity financing to controlled investments. Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans, though we also continue to close select junior debt and equity investments. Our annualized current yield was 11.8% and 12.2% as of September 30, 2017 and June 30, 2017, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 9.9% and 10.4% as of September 30, 2017 and June 30, 2017, respectively, across all investments. The decline in yield across our performing interest bearing investments, excluding equity investments and non-accrual loans, is primarily due to a decrease in cash-on-cash yields in our CLO investment portfolio and an increase in our non-accrual asset base. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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
As of September 30, 2017, we own controlling interests in the following portfolio companies: Arctic Energy Services, LLC (“Arctic Energy”); CCPI Inc. (“CCPI”); CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Aviation LLC (“Echelon”); Edmentum Ultimate Holdings, LLC (“Edmentum”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC) (“Nationwide”); NMMB, Inc. (“NMMB”); R-V Industries, Inc.; SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company) (“Gulfco”); USES Corp. (“USES”); Valley Electric Company, Inc. (“Valley Electric”); and Wolf Energy, LLC (“Wolf Energy”). We also own affiliated interests in Nixon, Inc. (“Nixon”) and Targus Cayman HoldCo Limited (“Targus”).
The following shows the composition of our investment portfolio by level of control as of September 30, 2017 and June 30, 2017:

	September 30, 2017				June 30, 2017
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$1,861,230	31.6%	$1,933,366	34.0%	$1,840,731	30.8%	$1,911,775	32.7%
Affiliate Investments	24,075	0.4%	17,739	0.3%	22,957	0.4%	11,429	0.2%
Non-Control/Non-Affiliate Investments	3,997,812	68.0%	3,736,012	65.7%	4,117,868	68.8%	3,915,101	67.1%
Total Investments	$5,883,117	100.0%	$5,687,117	100.0%	$5,981,556	100.0%	$5,838,305	100.0%
The following shows the composition of our investment portfolio by type of investment as of September 30, 2017 and June 30, 2017:

	September 30, 2017				June 30, 2017
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Revolving Line of Credit	$22,425	0.4%	$22,425	0.4%	$27,409	0.5%	$27,409	0.5%
Senior Secured Debt	2,883,264	49.0%	2,734,148	48.1%	2,940,163	49.3%	2,798,796	47.9%
Subordinated Secured Debt	1,174,221	20.0%	1,106,802	19.5%	1,160,019	19.4%	1,107,040	19.0%
Subordinated Unsecured Debt	38,084	0.6%	35,645	0.6%	37,934	0.6%	44,434	0.8%
Small Business Loans	6,050	0.1%	5,669	0.1%	8,434	0.1%	7,964	0.1%
CLO Residual Interest	1,084,529	18.5%	969,478	17.0%	1,150,006	19.2%	1,079,712	18.5%
Preferred Stock	112,394	1.9%	98,923	1.7%	112,394	1.9%	83,209	1.4%
Common Stock	314,723	5.3%	407,605	7.2%	295,200	4.9%	391,374	6.7%
Membership Interest	247,427	4.2%	214,317	3.8%	249,997	4.2%	206,012	3.5%
Participating Interest(1)	—	—%	91,243	1.6%	—	—%	91,491	1.6%
Escrow Receivable	—	—%	862	—%	—	—%	864	—%
Total Investments	$5,883,117	100.0%	$5,687,117	100.0%	$5,981,556	100.1%	$5,838,305	100.0%

(1)	Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.
The following shows our investments in interest bearing securities by type of investment as of September 30, 2017 and June 30, 2017:

	September 30, 2017				June 30, 2017
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien	$2,905,689	55.8%	$2,756,573	56.6%	$2,959,738	55.6%	$2,818,371	55.6%
Second Lien	1,174,221	22.6%	1,106,802	22.7%	1,167,853	21.9%	1,114,874	22.0%
Unsecured	38,084	0.7%	35,645	0.7%	37,934	0.7%	44,434	0.9%
Small Business Loans	6,050	0.1%	5,669	0.1%	8,434	0.2%	7,964	0.2%
CLO Residual Interest	1,084,529	20.8%	969,478	19.9%	1,150,006	21.6%	1,079,712	21.3%
Total Debt Investments	$5,208,573	100.0%	$4,874,167	100.0%	$5,323,965	100.0%	$5,065,355	100.0%
The following shows the composition of our investment portfolio by geographic location as of September 30, 2017 and June 30, 2017:

	September 30, 2017				June 30, 2017
Geographic Location	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Canada	$9,840	0.2%	$10,000	0.2%	$9,831	0.2%	$10,000	0.2%
Cayman Islands	1,084,529	18.5%	969,478	17.0%	1,150,006	19.2%	1,079,712	18.5%
France	9,768	0.2%	8,480	0.1%	9,755	0.2%	8,794	0.2%
Midwest US	647,920	11.0%	709,550	12.5%	605,417	10.1%	678,766	11.6%
Northeast US	818,577	13.9%	852,375	15.0%	786,552	13.1%	823,616	14.0%
Northwest US	175,450	3.0%	106,556	1.9%	281,336	4.7%	207,962	3.6%
Puerto Rico	84,556	1.4%	84,556	1.5%	83,410	1.4%	83,410	1.4%
Southeast US	1,343,932	22.8%	1,388,925	24.4%	1,367,606	22.9%	1,412,351	24.2%
Southwest US	555,782	9.4%	506,188	8.9%	616,008	10.3%	558,368	9.6%
Western US	1,152,763	19.6%	1,051,009	18.5%	1,071,635	17.9%	975,326	16.7%
Total Investments	$5,883,117	100.0%	$5,687,117	100.0%	$5,981,556	100.0%	$5,838,305	100.0%

The following shows the composition of our investment portfolio by industry as of September 30, 2017 and June 30, 2017:

	September 30, 2017				June 30, 2017
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$69,837	1.2%	$70,502	1.2%	$69,837	1.2%	$71,318	1.2%
Air Freight & Logistics	51,595	0.9%	51,595	0.9%	51,952	0.9%	51,952	0.9%
Auto Components	33,530	0.6%	33,760	0.6%	30,222	0.5%	30,460	0.5%
Capital Markets	19,778	0.3%	20,000	0.4%	14,796	0.2%	15,000	0.3%
Chemicals	17,490	0.3%	16,905	0.3%	17,489	0.3%	16,699	0.3%
Commercial Services & Supplies	371,199	6.3%	320,336	5.6%	354,185	5.9%	312,634	5.3%
Construction & Engineering	62,802	1.1%	36,578	0.6%	62,258	1.0%	32,509	0.6%
Consumer Finance	469,397	8.0%	512,183	9.0%	469,869	7.9%	502,941	8.6%
Distributors	136,284	2.3%	65,256	1.1%	140,847	2.4%	83,225	1.4%
Diversified Consumer Services	172,129	2.9%	165,548	2.9%	188,912	3.2%	190,662	3.3%
Diversified Telecommunication Services	—	—%	—	—%	4,395	0.1%	4,410	0.1%
Electronic Equipment, Instruments & Components	37,453	0.6%	49,116	0.9%	37,696	0.6%	51,846	0.9%
Energy Equipment & Services	248,194	4.2%	143,688	2.5%	251,019	4.2%	131,660	2.3%
Equity Real Estate Investment Trusts (REITs)	378,259	6.4%	636,259	11.2%	374,380	6.3%	624,337	10.7%
Health Care Providers & Services	455,393	7.8%	450,193	7.9%	422,919	7.2%	421,389	7.1%
Health Care Technology	—	—%	—	—%	—	—%	—	—%
Hotels, Restaurants & Leisure	127,500	2.2%	108,146	1.9%	127,638	2.1%	103,897	1.8%
Household Durables	39,870	0.7%	39,683	0.7%	146,031	2.4%	146,183	2.5%
Internet Software & Services	198,782	3.4%	198,870	3.5%	219,348	3.7%	219,348	3.8%
IT Services	19,549	0.3%	20,000	0.4%	19,531	0.3%	20,000	0.3%
Leisure Products	49,429	0.8%	49,542	0.9%	44,085	0.7%	44,204	0.8%
Machinery	35,488	0.6%	27,858	0.5%	35,488	0.6%	32,678	0.6%
Marine (1)	8,927	0.2%	8,853	0.2%	8,919	0.1%	8,800	0.2%
Media	525,760	8.9%	523,826	9.2%	469,108	7.8%	466,500	8.0%
Metals & Mining	9,958	0.2%	10,000	0.2%	9,953	0.2%	10,000	0.2%
Online Lending	447,520	7.5%	382,419	6.7%	424,350	7.1%	370,931	6.3%
Paper & Forest Products	11,303	0.2%	11,500	0.2%	11,295	0.2%	11,500	0.2%
Personal Products	209,225	3.6%	182,913	3.2%	222,698	3.7%	192,748	3.3%
Pharmaceuticals	155,989	2.7%	155,989	2.7%	117,989	2.0%	117,989	2.0%
Professional Services	15,897	0.3%	16,248	0.3%	64,242	1.1%	64,473	1.1%
Software	56,072	1.0%	56,333	1.0%	56,041	0.9%	55,150	0.9%
Textiles, Apparel & Luxury Goods	285,094	4.8%	279,286	4.9%	285,180	4.8%	274,206	4.7%
Tobacco	14,372	0.2%	14,263	0.3%	14,365	0.2%	14,431	0.2%
Trading Companies & Distributors	64,513	1.1%	59,991	1.1%	64,513	1.1%	64,513	1.1%
Subtotal	$4,798,588	81.6%	$4,717,639	83.0%	$4,831,550	80.9%	$4,758,593	81.5%
Structured Finance (2)	$1,084,529	18.4%	$969,478	17.0%	$1,150,006	19.2%	$1,079,712	18.5%
Total Investments	$5,883,117	100.0%	$5,687,117	100.0%	$5,981,556	100.1%	$5,838,305	100.0%

(1)
Industry includes exposure to the energy markets through our investments in Harley Marine Services, Inc. Including this investment, our overall fair value exposure to the broader energy industry, including energy equipment and services as noted above, as of September 30, 2017 and June 30, 2017 is $152,541 and $140,460, respectively.

(2)	Our CLO investments do not have industry concentrations and as such have been separated in the table above.

Portfolio Investment Activity
During the three months ended September 30, 2017, we acquired $84,955 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $132,366, funded $2,850 of revolver advances, and recorded PIK interest of $1,980, resulting in gross investment originations of $222,151. The more significant of these transactions are briefly described below.
During the period from July 19, 2017 through September 11, 2017, we made a $16,000 follow-on first lien senior debt investment in RGIS Services, LLC. The senior secured loan bears interest at the greater of 8.50% or LIBOR plus 7.50% and has a final maturity of March 31, 2023.
On September 22, 2017, we made a $21,000 follow-on Senior Secured Term Loan A and a $17,000 follow-on Senior Secured Term Loan B debt investment in Matrixx Initiatives, Inc. The $21,000 Senior Secured Term Loan A bears interest at the greater of 7.50% or LIBOR plus 6.50% and has a final maturity of September 22, 2020. The $17,000 Senior Secured Term Loan B bears interest at the greater of 12.50% or LIBOR plus 11.50% and has a final maturity of September 22, 2020.
On September 25, 2017, we made a $5,000 first lien senior secured and $35,000 second lien senior secured debt investment in Engine Group, a marketing services firm, in order to support a refinancing. The first lien term loan bears interest at the great of 5.75% or LIBOR plus 4.75% and has a final maturity of September 15, 2022. The second lien term loan bears interest at the greater of 9.75% or LIBOR plus 8.75% and has a final maturity of September 15, 2023.
On September 25, 2017, we made a $10,000 senior secured term loan to fund a dividend recapitalization in Ingenio, LLC, which operates as an online personal advice marketplace and as a provider of digital entertainment media. The senior secured term loan bears interest at the greater of 8.75% or LIBOR plus 7.50% and has a final maturity of September 26, 2022.
On September 25, 2017, we exchanged $1,600 of Senior Secured Term Loan A and $4,799 of Senior Secured Term Loan B investments in Targus International, LLC into 6,120,658 of common shares of Targus Cayman Holdco Limited, and recorded a realized gain of $846, as a result of this transaction.
On September 27, 2017, we made a $22,000 follow-on senior secured Term Loan C-3 investment in Instant Web, LLC to fund a dividend recapitalization. The senior secured term loan bears interest at the greater of 12.50% or LIBOR plus 11.50% and has a final maturity of March 28, 2019.
On September 29, 2017, we made a $32,000 first lien senior secured debt investment to support operations and a refinancing of AgaMatrix, Inc., a leading developer, manufacturer, and marketer of diabetes monitoring care solutions. The first lien term loan bears interest at the greater of 10.00% or LIBOR plus 8.75% and has a final maturity of September 29, 2022.
During the three months ended September 30, 2017, we made three follow-on investments in NPRC totaling $29,588 to support the online consumer lending initiative. We invested $10,356 of equity through NPH and $19,233 of debt directly to NPRC and its wholly-owned subsidiaries. In addition, we provided $1,112 and $2,767 of equity investment which was used to fund capital expenditures for existing properties.
During the three months ended September 30, 2017, we purchased $7,551 of small business whole loans from OnDeck.
During the three months ended September 30, 2017, we received full repayments on five investments and received several partial prepayments and amortization payments totaling $310,894, which resulted in net realized gains totaling $1,437. The more significant of these transactions are briefly described below.
During the period from July 19, 2017 through September 22, 2017, we received $21,545 and $25,914 as a partial return of capital on our investments in Voya CLO 2012-2, Ltd. and Voya CLO 2012-3, Ltd., respectively.
On July 25, 2017, EZShield Parent, Inc. repaid the $14,963 Senior Secured Term Loan A and $15,000 Senior Secured Term Loan B receivable to us.
On July 28, 2017, Global Employment Solutions, Inc. repaid the $48,131 loan receivable to us.
On August 7, 2017, Water Pik, Inc. repaid the $13,739 loan receivable to us.
On September 25, 2017, Traeger Pellet Grills LLC repaid the $47,094 Senior Secured Term Loan A and $56,031 Senior Secured Term Loan B loan receivable to us.

During the three months ended September 30, 2017, we received a partial repayment of $4,034 for the NPRC and its wholly-owned subsidiaries’ loan previously outstanding.
The following table provides a summary of our investment activity for each quarter within the three years ending June 30, 2018:

Quarter Ended	Acquisitions(1)	Dispositions(2)
September 30, 2015	$345,743	$436,919
December 31, 2015	316,145	354,855
March 31, 2016	23,176	163,641
June 30, 2016	294,038	383,460
September 30, 2016	347,150	114,331
December 31, 2016	469,537	644,995
March 31, 2017	449,607	302,335
June 30, 2017	223,176	352,043
September 30, 2017	222,151	310,894

(1)	Includes investments in new portfolio companies, follow-on investments in existing portfolio companies, refinancings and PIK interest.

(2)	Includes sales, scheduled principal payments, prepayments and refinancings.
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
In determining the range of values for our investments in CLOs, management and the independent valuation firm use primarily a discounted multi-path cash flow model. The valuations were accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view as well as to determine an appropriate call date (i.e., expected maturity). These risk factors are sensitized using Monte Carlo simulations, which is a simulation used to model the probability of different outcomes, to generate probability-weighted (i.e., multi-path) cash flows for the underlying assets and liabilities. These cash flows are discounted using appropriate market discount rates, and relevant data in the CLO market and certain benchmark credit indices are considered, to determine the value of each CLO investment. In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the implied discount rate that would be effective for the value derived from the corresponding multi-path cash flow model.
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $5,687,117.

Our portfolio companies are generally lower middle market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Several of our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the three months ended September 30, 2017.
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
The Board of Directors increased the fair value of our investment in Arctic Energy to $18,235 as of September 30, 2017, a discount of $42,641 to its amortized cost, compared to the discount of $43,506 to its amortized cost as of June 30, 2017. The increase in fair value was driven primarily by an improvement in operating performance.
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings, a Consolidated Holding Company. CP Holdings owns 82.3% of the equity of CP Energy, and the remaining 17.7% of the equity is owned by CP Energy management. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries.
As a result of improved operating performance, the Board of Directors increased the fair value of our investment in CP Energy to $87,341 as of September 30, 2017, a discount of $26,159 from its amortized cost, compared to the discount of $41,284 to its amortized cost as of June 30, 2017.
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
The Board of Directors decreased the fair value of our investment in Edmentum to $30,880 as of September 30, 2017, a discount of $6,581 to its amortized cost, compared to a discount of $1,750 to its amortized cost as of June 30, 2017. The decrease in fair value was driven by lower sales coupled with compressed margins.
First Tower Finance Company LLC
We own 80.1% of First Tower Finance, which owns 100% of First Tower, LLC (“First Tower”), the operating company. First Tower is a multiline specialty finance company based in Flowood, Mississippi with over 170 branch offices.
On June 15, 2012, we acquired 80.1% of First Tower businesses. As of June 30, 2016, First Tower had $432,639 of finance receivables net of unearned charges. As of June 30, 2017, First Tower’s total debt outstanding to parties senior to us was $304,337.

The Board of Directors increased the fair value of our investment in First Tower to $373,677, representing a premium of 10% to its amortized cost basis, as of September 30, 2017, from $365,588, representing a premium of 8% to its amortized cost basis, as of June 30, 2017. The increase in fair value was driven by increases in trading multiples of comparable companies.
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
The Board of Directors increased the fair value of our investment in Freedom Marine to $25,055 as of September 30, 2017, a discount of $17,757 to its amortized cost, compared to a discount of $18,616 to its amortized cost as of June 30, 2017. The increase in fair value was driven by improved operating results.

National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly-owned subsidiaries, NPRC invests in online consumer loans. Effective May 23, 2016, APRC and UPRC merged with and into NPRC, to consolidate all of our real estate holdings, with NPRC as the surviving entity. As of September 30, 2017, we own 100% of the fully-diluted common equity of NPRC.
During the three months ended September 30, 2017, we provided $1,112 of debt and $2,767 of equity financing to NPRC to fund capital expenditures for existing properties.
During the three months ended September 30, 2017, we provided $19,233 and $10,356 of debt and equity financing, respectively, to NPRC and its wholly-owned subsidiaries to support the online consumer loans and online consumer loan backed products. In addition, during the three months ended September 30, 2017, we received partial repayments of $4,034 of our loans previously outstanding with NPRC and its wholly-owned subsidiaries.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of September 30, 2017, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 108,200 individual loans and one securitization equity residual, and had an aggregate fair value of $668,607. The average outstanding individual loan balance is approximately $6 and the loans mature on dates ranging from July 1, 2017 to July 21, 2024 with a weighted-average outstanding term of 30 months as of September 30, 2017. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 24.5%. As of September 30, 2017, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $376,750.
As of September 30, 2017, based on outstanding principal balance, 5.3% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 15.5% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 79.2% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Weighted Average Interest Rate*
Super Prime	$36,116	$35,242	12.1%
Prime	104,852	99,484	15.9%
Near Prime**	536,694	503,345	27%
*Weighted by outstanding principal balance of the online consumer loans.
**A portion of these loans are sub-prime borrowers.

As of September 30, 2017, our investment in NPRC and its wholly-owned subsidiaries had an amortized cost of $819,729 and a fair value of $1,013,009, including our investment in online consumer lending as discussed above. The fair value of $636,259 related to NPRC’s real estate portfolio was comprised of thirty-six multi-families properties, twelve self-storage units, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of September 30, 2017.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	46,700
3	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	20,337
4	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
5	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	178,227
6	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,375
7	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,845
8	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,700
9	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,550
10	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	14,092
11	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
12	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	19,926
13	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	23,278
14	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	32,923
15	Uptown Park Apartments II, LLC	Altamonte Springs, FL	11/19/2013	36,590	29,801
16	St. Marin Apartments II, LLC	Coppell, TX	11/19/2013	73,078	62,413
17	Atlanta Eastwood Village LLC	Stockbridge, GA	12/12/2013	25,957	22,820
18	Atlanta Monterey Village LLC	Jonesboro, GA	12/12/2013	11,501	11,103
19	Atlanta Hidden Creek LLC	Morrow, GA	12/12/2013	5,098	4,753
20	Atlanta Meadow Springs LLC	College Park, GA	12/12/2013	13,116	13,071
21	Atlanta Meadow View LLC	College Park, GA	12/12/2013	14,354	13,126
22	Atlanta Peachtree Landing LLC	Fairburn, GA	12/12/2013	17,224	15,548
23	NPH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	27,523
24	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	7,917
25	NPH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,568
26	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
27	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
28	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
29	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
30	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
31	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
32	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
33	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	8,927	6,695
34	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
35	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	74,140
36	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	13,055
37	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	13,502
38	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	23,256
39	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	14,480

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
40	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	14,115
41	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	18,328
42	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	17,200
43	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	9,600
44	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
45	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
46	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
47	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
48	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
49	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
50	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	41,250
51	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
52	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
53	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
54	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
55	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	44,727
56	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	5,344
57	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	17,026
58	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
59	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
				$1,593,790	$1,307,672
The Board of Directors decreased the fair value of our investment in NPRC to $1,013,009 as of September 30, 2017, a premium of $193,280 from its amortized cost, compared to the $197,008 unrealized appreciation recorded at June 30, 2017. This decrease is primarily attributable to a decline in the value of our online lending portfolio resulting from an increase in delinquent loans.
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
Due to reduced operating expenses resulting from a realignment of operations, new initiatives and improved focus on core business segments, the Board of Directors increased the fair value of our investment in NMMB to $21,499 as of September 30, 2017, a discount of $1,984 to its amortized cost, compared to the discount of $2,658 to its amortized cost at June 30, 2017.
R-V Industries, Inc.
Prospect owns 88.27% of the fully-diluted equity of R-V Industries, Inc. (“R-V”), with R-V management owning the remaining 11.73% of the equity. R-V is an industrial engineering and metal fabrication company specializing in designing, building, and installing industrial process equipment for customers throughout the U.S. and worldwide.
The Board of Directors decreased the fair value of our investment in R-V to $27,858 as of September 30, 2017, a discount of $7,631 to its amortized cost, compared to a discount of $2,811 to its amortized cost as of June 30, 2017. The decrease in fair value was driven by higher operating expenses.
USES Corp.
We own 99.96% of USES as of September 30, 2017. USES provides industrial and environmental services in the Gulf States region. USES offers industrial services, such as tank and chemical cleaning, hydro blasting, waste management, vacuum, safety training, turnaround management, and oilfield response/remediation services.

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
Due to an industry-wide decline in emergency response activity as well as a decline in revenues from other service lines, the Board of Directors determined the fair value of our investment in USES to be $5,384 as of September 30, 2017, a discount of $60,286 from its amortized cost, compared to the $51,655 unrealized depreciation recorded at June 30, 2017.
Valley Electric Company, Inc.
We own 94.99% of Valley Electric as of September 30, 2017. Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc. (“Valley”). Valley is a leading provider of specialty electrical services in the state of Washington and is among the top 50 electrical contractors in the U.S. The company, with its headquarters in Everett, Washington, offers a comprehensive array of contracting services, primarily for commercial, industrial, and transportation infrastructure applications, including new installation, engineering and design, design-build, traffic lighting and signalization, low to medium voltage power distribution, construction management, energy management and control systems, 24-hour electrical maintenance and testing, as well as special projects and tenant improvement services. Valley was founded in 1982 by the Ward family, who held the company until the end of 2012.
On December 31, 2012, we acquired 96.3% of the outstanding shares of Valley. On June 24, 2014, Prospect and management of Valley formed Valley Electric and contributed their shares of Valley stock to Valley Electric. Valley management made an additional equity investment in Valley Electric, reducing our ownership to 94.99%.
Due to increased project margins partially offset by the softening of the energy markets, the Board of Directors determined the fair value of our investment in Valley Electric to be $36,578 as of September 30, 2017, a discount of $26,224 from its amortized cost, compared to the $29,749 unrealized depreciation recorded at June 30, 2017.
Our controlled investments, other than those discussed above, have seen steady or improved operating performance and are valued at $32,995 above cost. Overall, combined with those portfolio companies impacted by the energy markets and discussed above, our controlled investments at September 30, 2017 are valued at $72,136 above their amortized cost.
With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. Non-control/non-affiliate investments did not experience significant changes and are generally performing as expected or better. However, as of September 30, 2017, four of our non-control/non-affiliate investments - Pacific World Corporation, PrimeSport, Inc., Spartan Energy Services, Inc. and United Sporting Companies, Inc. (“USC”) - are valued at discounts to amortized cost of $26,312, $19,354, $16,401 and $71,028, respectively. As of September 30, 2017, our CLO investment portfolio is valued at a $115,051 discount to amortized cost. Excluding these investments, non-control/non-affiliate investments at September 30, 2017 are valued $13,654 below their amortized cost.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of September 30, 2017 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in April 2012, August 2012, December 2012, April 2014 and April 2017; Public Notes which we issued in March 2013, April 2014, December 2015, and from time to time, through our 2024 Notes Follow-on Program; and Prospect Capital InterNotes® which we issue from time to time. Our equity capital is comprised entirely of common equity.

The following table shows our outstanding debt as of September 30, 2017.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility(2)	$—	$4,086	$—	(3)	$—		1ML+2.25%	(6)

2017 Notes	50,734	10	50,724		50,895	(4)	5.91%	(7)
2018 Notes	85,419	256	85,163		86,885	(4)	6.42%	(7)
2019 Notes	200,000	1,558	198,442		205,756	(4)	6.51%	(7)
2020 Notes	392,000	5,922	386,078		398,860	(4)	5.38%	(7)
2022 Notes	225,000	6,691	218,309		225,101	(4)	5.63%	(7)
Convertible Notes	953,153		938,716		967,497

5.00% 2019 Notes	300,000	1,506	298,494		312,087	(4)	5.29%	(7)
2023 Notes	250,000	3,936	246,064		260,203	(4)	6.22%	(7)
2024 Notes	199,281	5,034	194,247		207,093	(4)	6.72%	(7)
Public Notes	749,281		738,805		779,383

Prospect Capital InterNotes®	916,032	13,561	902,471		954,049	(5)	5.56%	(8)
Total	$2,618,466		$2,579,992		$2,700,929

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of September 30, 2017.

(2)	The maximum draw amount of the Revolving Credit facility as of September 30, 2017 is $885,000.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Critical Accounting Policies and Estimates for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

(7)
The effective interest rate is equal to the effect of the stated interest, the accretion of original issue discount and amortization of debt issuance costs. For the 2024 Notes, the rate presented is a combined effective interest rate of the 2024 Notes and 2024 Notes Follow-on Program.

(8)
For the Prospect Capital InterNotes®, the rate presented is the weighted average effective interest rate. Interest expense and deferred debt issuance costs, which are amortized on a straight-line method over the stated life of the obligation which approximates level yield, are weighted against the average year-to-date principal balance.

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of September 30, 2017.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$—	$—	$—	$—	$—
Convertible Notes	953,153	136,153	592,000	225,000	—
Public Notes	749,281	—	300,000	—	449,281
Prospect Capital InterNotes®	916,032	46,799	319,546	324,110	225,577
Total Contractual Obligations	$2,618,466	$182,952	$1,211,546	$549,110	$674,858

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
Historically, we have funded a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock, subscription rights, and warrants and units to purchase such securities in an amount up to $5,000,000 less issuances to date. As of September 30, 2017, we can issue up to $4,663,810 of additional debt and equity securities in the public market under this shelf registration. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.
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
Revolving Credit Facility
On August 29, 2014, we renegotiated our previous credit facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility” or the “Revolving Credit Facility”). The lenders have extended commitments of $885,000 under the 2014 Facility as of September 30, 2017. The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.
The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of September 30, 2017, we were in compliance with the applicable covenants.
Interest on borrowings under the 2014 Facility is one-month LIBOR plus 225 basis points. Additionally, the lenders charge a fee on the unused portion of the 2014 Facility equal to either 50 basis points if at least 35% of the credit facility is drawn or 100 basis points otherwise. The 2014 Facility requires us to pledge assets as collateral in order to borrow under the credit facility.
As of September 30, 2017 and June 30, 2017, we had $550,466 and $665,409, respectively, available to us for borrowing under the Revolving Credit Facility, of which nothing was outstanding at either date. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $885,000. As of September 30, 2017, the investments, including cash and money market funds, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,474,532, which represents 24.8% of our total investments, including cash and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.

In connection with the origination and amendments of the Revolving Credit Facility, we incurred $12,405 of new fees and $3,539 were carried over for continuing participants from the previous facility, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of September 30, 2017, $4,086 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended September 30, 2017 and September 30, 2016, we recorded $2,954 and $2,963, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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

	2017 Notes	2018 Notes	2019 Notes	2020 Notes	2022 Notes
Initial conversion rate(1)	85.8442	82.3451	79.7766	80.6647	100.2305
Initial conversion price	$11.65	$12.14	$12.54	$12.40	$9.98
Conversion rate at September 30, 2017(1)(2)	87.7516	84.1497	79.8360	80.6670	100.2305
Conversion price at September 30, 2017(2)(3)	$11.40	$11.88	$12.53	$12.40	$9.98
Last conversion price calculation date	4/16/2017	8/14/2017	12/21/2016	4/11/2017	4/11/2017
Dividend threshold amount (per share)(4)	$0.101500	$0.101600	$0.110025	$0.110525	$0.083330

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)	The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

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
In connection with the issuance of the Convertible Notes, we incurred $32,147 of fees which are being amortized over the terms of the notes, of which $14,437 remains to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities as of September 30, 2017.
During the three months ended September 30, 2017 and September 30, 2016, we recorded $13,656 and $14,713, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
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
On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market program with FBR Capital Markets & Co. through which we could sell, by means of at-the-market offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes. As of September 30, 2017, we issued $199,281 in aggregate principal amount of our 2024 Notes for net proceeds of $193,253 after commissions and offering costs.
The 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes, we incurred $13,613 of fees which are being amortized over the term of the notes, of which $8,655 remains to be amortized and is included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities as of September 30, 2017.
During the three months ended September 30, 2017 and September 30, 2016, we recorded $11,041 and $10,780, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the three months ended September 30, 2017, we issued $27,402 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $26,996. These notes were issued with stated interest rates ranging from 4.00% to 5.00% with a weighted average interest rate of 4.57%. These notes mature between July 15, 2022 and September 15, 2025. The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2017.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$17,059	4.00%–4.75%	4.42%	July 15, 2022 – September 15, 2022
7	$2,825	4.75%–5.00%	4.93%	July 15, 2024
8	$7,518	4.50%–5.00%	4.76%	August 15, 2025 – September 15, 2025
	$27,402
During the three months ended September 30, 2016, we issued $38,917 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $38,435. These notes were issued with stated interest rates ranging from 5.00% to 5.50% with a weighted average interest rate of 5.42%. These notes mature between July 15, 2021 and September 15, 2021. The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2016.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$38,917	5.00%–5.50%	5.42%	July 15, 2021 – September 15, 2021
During the three months ended September 30, 2017, we redeemed $89,980 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.91% in order to replace debt with shorter maturity dates. During the three months ended September 30, 2017, we repaid $1,884 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2017 was $445. The following table summarizes the Prospect Capital InterNotes® outstanding as of September 30, 2017.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
4	$28,352	3.75%–4.00%	3.92%	November 15, 2017 – May 15, 2018
5	304,994	4.00%–5.50%	4.97%	July 15, 2018 – September 15, 2022
5.2	4,440	4.63%	4.63%	August 15, 2020 – September 15, 2020
5.3	2,686	4.63%	4.63%	September 15, 2020
5.4	5,000	4.75%	4.75%	August 15, 2019
5.5	104,862	4.25%–5.00%	4.63%	February 15, 2019 – November 15, 2020
6	2,182	4.88%	4.88%	April 15, 2021 – May 15, 2021
6.5	40,652	5.10%–5.50%	5.24%	February 15, 2020 – May 15, 2022
7	185,200	4.00%–6.55%	5.09%	June 15, 2019 – July 15, 2024
7.5	1,996	5.75%	5.75%	February 15, 2021
8	7,518	4.50%–5.00%	4.76%	August 15, 2025 – September 15, 2025
10	37,454	4.32%–7.00%	6.15%	March 15, 2022 – December 15, 2025
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,245	5.25%–6.00%	5.36%	May 15, 2028 – November 15, 2028
18	21,409	4.13%–6.25%	5.53%	December 15, 2030 – August 15, 2031
20	4,248	5.63%–6.00%	5.90%	November 15, 2032 – October 15, 2033
25	33,906	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	110,910	5.50%–6.75%	6.24%	November 15, 2042 – October 15, 2043
	$916,032

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

The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2017.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
4	$39,038	3.75%-4.00%	3.92%	November 15, 2017 – May 15, 2018
5	354,805	4.25%-5.50%	5.00%	July 15, 2018 – June 15, 2022
5.2	4,440	4.63%	4.63%	August 15, 2020 – September 15, 2020
5.3	2,686	4.63%	4.63%	September 15, 2020
5.4	5,000	4.75%	4.75%	August 15, 2019
5.5	109,068	4.25%-5.00%	4.67%	February 15, 2019 – November 15, 2020
6	2,182	4.88%	4.88%	April 15, 2021 – May 15, 2021
6.5	40,702	5.10%-5.50%	5.24%	February 15, 2020 – May 15, 2022
7	191,356	4.00%-6.55%	5.38%	June 15, 2019 – December 15, 2022
7.5	1,996	5.75%	5.75%	February 15, 2021
10	37,509	4.27%-7.00%	6.20%	March 15, 2022 – December 15, 2025
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,245	5.25%-6.00%	5.36%	May 15, 2028 – November 15, 2028
18	21,532	4.13%-6.25%	5.47%	December 15, 2030 – August 15, 2031
20	4,248	5.63%-6.00%	5.84%	November 15, 2032 – October 15, 2033
25	34,218	6.25%-6.50%	6.39%	August 15, 2038 – May 15, 2039
30	111,491	5.50%-6.75%	6.22%	November 15, 2042 – October 15, 2043
	$980,494
In connection with the issuance of Prospect Capital InterNotes®, we incurred $24,304 of fees which are being amortized over the term of the notes, of which $13,561 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of September 30, 2017.
During the three months ended September 30, 2017 and September 30, 2016, we recorded $13,384 and $13,213, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Net Asset Value
During the three months ended September 30, 2017, our net asset value decreased by $0.20 per share. This decrease is primarily from net realized and change in unrealized losses of $51,314, or $0.14 per share, and from dividends exceeding net investment income by $17,915, or $0.05 per share. Our net investment income decreased primarily from a decrease in interest income due to reduced returns from our structured credit investments as a result of lower future expected cash flows, an increase in foregone interest from non-accrual loans and decreases in interest income due to repayments on investments. The following table shows the calculation of net asset value per share as of September 30, 2017 and June 30, 2017.

	September 30, 2017	June 30, 2017
Net assets	$3,286,991	$3,354,952
Shares of common stock issued and outstanding	360,310,422	360,076,933
Net asset value per share	$9.12	$9.32
Results of Operations
Net increase in net assets resulting from operations for the three months ended September 30, 2017 and September 30, 2016 was $11,973 and $81,366. During the three months ended September 30, 2017, the $69,393 decrease is primarily due to an increase in net change in unrealized losses on investments of $52,751 recognized for three months ended September 30, 2017 compared to $1,794 decrease in unrealized losses recognized for the three months ended September 30, 2016. This fluctuation is primarily due to unrealized losses in our CLO portfolio and a decline in value of USC investment. Additionally, interest income declined by $23,565 when comparing the results for the three months ended September 30, 2017 and September 30, 2016 primarily due to reduced returns from our structured credit investments due to lower future expected cash flows, an increase in foregone interest from our non-accrual investments, and decreases in interest income due to repayments on investments.
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
Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $158,579 and $179,832 for the three months ended September 30, 2017 and September 30, 2016, respectively. Investment income decreased from three months ended September 30, 2016 compared to the three months ended September 30, 2017 primarily due to reduced returns from our structured credit investments due to lower future expected cash flows, an increase in foregone interest of $6,407, primarily from our new non-accrual investments and decreases in interest income due to lower levels of performing investments.
The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended September 30,
	2017	2016
Interest income	$148,085	$171,650
Dividend income	544	2,384
Other income	9,950	5,798
Total investment income	$158,579	$179,832

Average debt principal of performing interest bearing investments(1)	$5,421,375	$5,688,154
Weighted average interest rate earned on performing interest bearing investments(1)	10.93%	12.07%
Average debt principal of all interest bearing investments	$5,770,167	$5,937,253
Weighted average interest rate earned on all interest bearing investments	10.27%	11.56%
(1) Excludes equity investments and non-accrual loans.

Average interest income producing assets decreased from $5,688,154 for the three months ended September 30, 2016 to $5,421,375 for the three months ended September 30, 2017. We have not been fully invested, which along with non-performing assets, contributed to the decline. The average interest earned on interest bearing performing assets decreased from 12.07% for the three months ended September 30, 2016 to 10.93% for the three months ended September 30, 2017. The decrease is primarily due to reduced returns from our structured credit investments due to lower future expected cash flows, an increase in foregone interest from our non-accrual investments, and decreases in interest income due to repayments on investments.

Investment income is also generated from dividends and other income which is less predictable than interest income. Dividend income decreased from $2,384 for the three months ended September 30, 2016 to $544 for the three months ended September 30,

2017. The $1,840 decrease in dividend income is primarily attributable to a $1,840 dividend received during the three months ended September 30, 2016 from our investment in Nationwide Loan Company LLC (“NAC”). No such dividend was received from NAC during the three months ended September 30, 2017.

Other income has come primarily from structuring fees, royalty interests, and settlement of net profits interests. Income from other sources increased from $5,798 for the three months ended September 30, 2016 to $9,950 for the three months ended September 30, 2017. The $4,152 increase is primarily attributable to an increase in structuring fees and amendment fees which are generated from new originations as well as from follow-on investments and amendments to existing portfolio companies.

Operating Expenses
Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees, overhead-related expenses and other operating expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate the Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions. Operating expenses were $94,847 and $100,913 for the three months ended September 30, 2017 and September 30, 2016, respectively.
Total gross base management fee was $30,379 and $31,340 for the three months ended September 30, 2017 and September 30, 2016, respectively. The decrease in total gross base management fee is directly related a decrease in average total assets. The Investment Adviser has entered into a servicing agreement with certain institutions who purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. We received payments of $216 and $548 from these institutions for the three months ended September 30, 2017 and September 30, 2016, respectively, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser resulting in net base management fees of $30,163 and $30,792 for the three months ended September 30, 2017 and September 30, 2016, respectively.
For the three months ended September 30, 2017 and September 30, 2016, we incurred $15,933 and $19,730 of income incentive fees, respectively ($0.04 and $0.06 per weighted average share, respectively). This decrease was driven by a corresponding decrease in pre-incentive fee net investment income from $98,649 for the three months ended September 30, 2016 to $79,665 for the three months ended September 30, 2017, primarily from decreases in interest income due to reduced returns from our structured credit investments due to lower future expected cash flows and repayments on investments. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended September 30, 2017 and September 30, 2016, we incurred $41,035 and $41,669 respectively, of interest expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years.

	Three Months Ended September 30,
	2017	2016
Interest on borrowings	$35,538	$35,714
Amortization of deferred financing costs	3,166	3,634
Accretion of discount on Public Notes	69	64
Facility commitment fees	2,262	2,257
Total interest and credit facility expenses	$41,035	$41,669

Average principal debt outstanding	$2,666,070	$2,667,420
Annualized weighted average stated interest rate on borrowings(1)	5.33%	5.36%
Annualized weighted average interest rate on borrowings(2)	6.16%	6.25%

(1)	Includes only the stated interest expense.

(2)	Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
Interest expense is relatively stable for the three months ended September 30, 2017 as compared to three months ended September 30, 2016. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 5.36% for the three months ended September 30, 2016 to 5.33% for the three months ended September 30, 2017. This decrease is primarily due to the repurchases and maturities of our Convertible Notes and Prospect Capital InterNotes® which yielded higher rates than the remaining debt.
The allocation of gross overhead expense from Prospect Administration was $4,710 and $4,871 for the three months ended September 30, 2017 and September 30, 2016, respectively. Prospect Administration received estimated payments of $1,182 and $1,338 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the three months ended September 30, 2017 and September 30, 2016, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. Net overhead during the three months ended September 30, 2017 and September 30, 2016 totaled $3,528 and $3,533, respectively.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”) were $4,188 and $5,189 for the three months ended September 30, 2017 and September 30, 2016, respectively. The decrease of $1,001 during the three months ended September 30, 2017 is primarily due to a decrease in legal, audit, compliance and tax related fees as well as investor relations fees.
Net Investment Income
Net investment income represents the difference between investment income and operating expenses. Net investment income was $63,732 and $78,919 for the three months ended September 30, 2017 and September 30, 2016, respectively. Net investment income for the three months ended September 30, 2017 and September 30, 2016 was $0.18 and $0.22 per weighted average share, respectively. During the three months ended September 30, 2017, the decrease of $15,187, or $0.04 per weighted average share, is primarily due to the decrease in interest income by $23,565, or $0.07 per weighted average share, which is due to reduced returns from our structured credit investments due to lower future expected cash flows, an increase in foregone interest from our non-accrual investments, and a decrease in interest income due to lower levels of performing investments. This decrease was offset by a $4,426, or $0.01 per weighted average share, decrease in investment advisory fees.
Net Realized Gains (Losses)
During the three months ended September 30, 2017, we recognized a net realized gain of $1,437, as compared to the $714 of net realized gain recognized during three months ended September 30, 2016. The net realized gain during the three months ended September 30, 2017 was primarily due to the exchange of our loans with Targus International, LLC into common shares of Targus Cayman Holdco Limited, resulting in a realized gain of $846. Additionally, during the three months ended September 30, 2017, we recognized a realized gain on the call of our Madison IX CLO investment in the amount of $827. These gains were offset by the write-off of defaulted loans in our small business lending portfolio of $267.
Net Change in Unrealized Gains (Losses)
Net change in unrealized gains (losses) was ($52,751) and $1,794 for the three months ended September 30, 2017 and September 30, 2016, respectively. For the three months ended September 30, 2017, the $52,751 net change in unrealized losses was primarily the result of $44,754 unrealized losses in our CLO portfolio due to a decline in the weighted average spread in the underlying senior secured loan portfolios, increase in discount rates, and collateral losses. The value of our investment in USC decreased by $13,407 due to both a decline in operating performance and the overall decline in demand for firearms and ammunition.
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

Financial Condition, Liquidity and Capital Resources
For the three months ended September 30, 2017 and September 30, 2016, our operating activities provided (used) $99,946 and
($53,833) of cash, respectively. There were no investing activities for the three months ended September 30, 2017 and September 30, 2016. Financing activities used $153,512 and $131,725 of cash during the three months ended September 30, 2017 and September 30, 2016, respectively, which included dividend payments of $88,321 and $81,596, respectively. Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.
Our primary sources of funds have historically been issuances of debt and equity. More recently, we have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the three months ended September 30, 2017, we had no borrowings and repayments under the Revolving Credit Facility. As of September 30, 2017, we had, net of unamortized discount and debt issuance costs, $938,716 outstanding on the Convertible Notes, $738,805 outstanding on the Public Notes and $902,471 outstanding on the Prospect Capital InterNotes®, and no outstanding balance on the Revolving Credit Facility. (See “Capitalization” above.)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 4.00%. As of September 30, 2017 and June 30, 2017, we had $31,909 and $22,925, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of September 30, 2017 and June 30, 2017.
Our shareholders’ equity accounts as of September 30, 2017, June 30, 2017 reflect cumulative shares issued, net of shares repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
As part of our Repurchase Program, we delivered a notice with our annual proxy mailing on September 22, 2017. We did not repurchase any shares of our common stock for the three months ended September 30, 2017 or September 30, 2016.
On October 30, 2017, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $5,000,000 of additional debt and equity securities in the public market as of October 30, 2017.
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
Recent Developments
We have provided notice to call on September 11, 2017 with settlement on October 15, 2017, $55,351 million of our Prospect Capital InterNotes® at par maturing between April 15, 2018 and October 15, 2019, with a weighted average rate of 4.85%.
We have provided notice to call on October 9, 2017 with settlement on November 15, 2017, $27,181 of our Prospect Capital InterNotes® at par maturing between May 15, 2018 and November 15, 2019, with a weighted average rate of 4.70%.
On October 15, 2017, the 2017 Notes, which had an outstanding principal balance of $50,734, matured and were repaid in full.
On October 16, 2017, we made a $27,500 second lien secured investment in Transplace Holdings, a provider of transportation management solutions, in support of an acquisition of the company.
On October 30, 2017, our Registration Statement on Form N-2 was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to $5,000,000 of additional debt and equity securities in the public market as of October 30, 2017.
On November 3, 2017, we made a $28,000 second lien secured investment to support the acquisition of Securus Technologies Holdings, a provider of mission-critical communication technology solutions and services.
During the period from October 11, 2017 through November 8, 2017, we purchased additional common equity of NPRC through NPH for $42,915. The financing was utilized by NPRC for the acquisitions of multi-family real estate portfolios.

Additionally, we provided $4,094 of equity financing to NPRC which was used to fund capital expenditures for existing properties.
During the period from October 1, 2017 through November 8, 2017 we issued $15,877 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $15,636.
On November 8, 2017, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.06 per share for November 2017 to holders of record on November 30, 2017 with a payment date of December 21, 2017.

•	$0.06 per share for December 2017 to holders of record on December 29, 2017 with a payment date of January 18, 2018.

•	$0.06 per share for January 2018 to holders of record on January 31, 2018 with a payment date of February 15, 2018.
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
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three months ended September 30, 2017.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2017 and June 30, 2017, our qualifying assets as a percentage of total assets, stood at 72.52% and 71.75%, respectively.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current. As of September 30, 2017, approximately 2.1% of our total assets at fair value are in non-accrual status.
Some of our loans and other investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, we capitalize the accrued interest (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point that we believe PIK is not fully expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. We do not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if we believe that PIK is expected to be realized.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of September 30, 2017, we do not expect to have any excise tax due for the 2017 calendar year. Thus, we have not accrued any excise tax for this period.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. September 2017As of September 30, 2017 and for the three months then ended, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2014 and thereafter remain subject to examination by the Internal Revenue Service.
Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our future taxable earnings. Net realized capital gains, if any, are distributed at least annually.
Financing Costs
We record origination expenses related to our Revolving Credit Facility and the Unsecured Notes as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation for our Revolving Credit Facility. The same methodology is used to approximate the effective yield method for our Prospect Capital InterNotes® and our 2024 Notes Follow-on Program. The effective interest method is used to amortize deferred financing costs for our remaining Unsecured Notes over the respective expected life or maturity. In the event that we modify or extinguish our debt before maturity, we follow the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Revolving Credit Facility, any unamortized deferred costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our Unsecured Notes, any unamortized deferred costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.
Unamortized deferred financing costs are presented as a direct deduction to the respective Unsecured Notes (see Notes 5, 6, and 7 in the accompanying Consolidated Financial Statements for further discussion).
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of SEC registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of September 30, 2017 and June 30, 2017, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and equity price risk. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates impacting some of the loans in our portfolio which have floating interest rates. Additionally, because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “Risk Factors - Risks Relating to Our Business - Changes in interest rates may affect our cost of capital and net investment income”.
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a LIBOR floor. Our loans typically have durations of one to three months after which they reset to current market interest rates. As of September 30, 2017, 90.5% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility and certain Prospect Capital InterNotes® issuances that are based on floating LIBOR rates. Interest on borrowings under the revolving credit facility is one-month LIBOR plus 225 basis points with no minimum LIBOR floor and there is no outstanding balance as of September 30, 2017. Interest on five Prospect Capital InterNotes® is three-month LIBOR plus a range of 300 to 350 basis points with no minimum LIBOR floor. The Convertible Notes, Public Notes and remaining Prospect Capital InterNotes® bear interest at fixed rates.
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in CLO residual interests) to our loan portfolio and outstanding debt as of September 30, 2017, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Net Investment Income (1)
Up 300 basis points	$96,321	$43	$96,278	$77,022
Up 200 basis points	62,245	29	62,216	49,773
Up 100 basis points	28,648	14	28,634	22,907
Down 100 basis points	(6,969)	(19)	(6,950)	(5,560)

(1)	Includes the impact of income incentive fees. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of September 30, 2017, one and three month LIBOR was 1.23% and 1.33%, respectively.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the year ended September 30, 2017, we did not engage in hedging activities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2017, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of September 30, 2017.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2017, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
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
Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
4.1	Four Hundred Seventy-Sixth Supplemental Indenture dated as of July 7, 2017, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2022(3)
4.2	Four Hundred Seventy-Seventh Supplemental Indenture dated as of July 7, 2017, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2024(3)
4.3	Four Hundred Seventy-Eighth Supplemental Indenture dated as of July 13, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2022(4)
4.4	Four Hundred Seventy-Ninth Supplemental Indenture dated as of July 13, 2017, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2024(4)
4.5	Four Hundred Eightieth Supplemental Indenture dated as of July 20, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2022(5)
4.6	Four Hundred Eighty-First Supplemental Indenture dated as of July 20, 2017, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2024(5)
4.7	Four Hundred Eighty-Second Supplemental Indenture dated as of July 27, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2022(6)
4.8	Four Hundred Eighty-Third Supplemental Indenture dated as of July 27, 2017, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2024(6)

Exhibit No.
4.9	Four Hundred Eighty-Fourth Supplemental Indenture dated as of August 3, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2022(7)
4.10	Four Hundred Eighty-Fifth Supplemental Indenture dated as of August 3, 2017, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(7)
4.11	Four Hundred Eighty-Sixth Supplemental Indenture dated as of August 10, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2022(8)
4.12	Four Hundred Eighty-Seventh Supplemental Indenture dated as of August 10, 2017, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(8)
4.13	Four Hundred Eighty-Eighth Supplemental Indenture dated as of August 17, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2022(9)
4.14	Four Hundred Eighty-Ninth Supplemental Indenture dated as of August 17, 2017, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(9)
4.15	Four Hundred Ninetieth Supplemental Indenture dated as of August 24, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2022(10)
4.16	Four Hundred Ninety-First Supplemental Indenture dated as of August 24, 2017, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(10)
4.17	Four Hundred Ninety-Second Supplemental Indenture dated as of August 31, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2022(12)
4.18	Four Hundred Ninety-Third Supplemental Indenture dated as of August 31, 2017, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(12)
4.19	Four Hundred Ninety-Fourth Supplemental Indenture dated as of September 14, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(13)
4.20	Four Hundred Ninety-Fifth Supplemental Indenture dated as of September 14, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(13)
4.21	Four Hundred Ninety-Sixth Supplemental Indenture dated as of September 21, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(14)
4.22	Four Hundred Ninety-Seventh Supplemental Indenture dated as of September 21, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(14)
4.23	Four Hundred Ninety-Eighth Supplemental Indenture dated as of September 28, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(15)
4.24	Four Hundred Ninety-Ninth Supplemental Indenture dated as of September 28, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(15)
10.1	Third Amended and Restated Custody Agreement, dated as of November 6, 2015, by and between Prospect Small Business Lending, LLC and Deutsche Bank Trust Company Americas(11)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on July 7, 2017.
(4)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 13, 2017.
(5)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on July 20, 2017.

(6)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on July 27, 2017.
(7)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on August 3, 2017.
(8)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on August 10, 2017.
(9)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on August 17, 2017.
(10)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on August 24, 2017.
(11)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on August 30, 2017.
(12)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 31, 2017.
(13)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on September 14, 2017.
(14)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on September 21, 2017.
(15)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on September 28, 2017.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2017.

PROSPECT CAPITAL CORPORATION

By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN F. BARRY III	/s/ ANDREW C. COOPER
John F. Barry III	Andrew C. Cooper
Chairman of the Board, Chief Executive Officer and Director	Director
November 8, 2017	November 8, 2017

/s/ BRIAN H. OSWALD	/s/ WILLIAM J. GREMP
Brian H. Oswald	William J. Gremp
Chief Financial Officer	Director
November 8, 2017	November 8, 2017

/s/ M. GRIER ELIASEK	/s/ EUGENE S. STARK
M. Grier Eliasek	Eugene S. Stark
President, Chief Operating Officer and Director	Director
November 8, 2017	November 8, 2017