Form 10-Q
period 2017-12-31
PROSPECT CAPITAL CORP
filed 2018-02-07
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017 OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at February 7, 2018
$0.001 par value	361,527,348

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

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	December 31, 2017	June 30, 2017

	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $1,895,360 and $1,840,731, respectively)	$2,011,922	$1,911,775
Affiliate investments (amortized cost of $24,075 and $22,957, respectively)	19,272	11,429
Non-control/non-affiliate investments (amortized cost of $3,643,003 and $4,117,868, respectively)	3,389,938	3,915,101
Total investments at fair value (amortized cost of $5,562,438 and $5,981,556, respectively)	5,421,132	5,838,305
Cash	474,476	318,083
Receivables for:
Interest, net	14,432	9,559
Other	763	924
Prepaid expenses	546	1,125
Due from Broker	600	—
Due from Prospect Administration (Note 13)	2,082	—
Due from Affiliate (Note 13)	88	14
Deferred financing costs on Revolving Credit Facility (Note 4)	3,394	4,779
Total Assets	5,917,513	6,172,789

Liabilities
Revolving Credit Facility (Notes 4 and 8)	—	—
Prospect Capital InterNotes® (less unamortized debt issuance costs of $13,114 and $14,240, respectively) (Notes 7 and 8)	824,383	966,254
Convertible Notes (less unamortized debt issuance costs of $13,186 and $15,512, respectively) (Notes 5 and 8)	889,233	937,641
Public Notes (less unamortized discount and debt issuance costs of $9,963 and $10,981, respectively) (Notes 6 and 8)	739,318	738,300
Due to Prospect Capital Management (Note 13)	47,629	48,249
Interest payable	39,180	38,630
Dividends payable	21,659	30,005
Due to Prospect Administration (Note 13)	1,935	1,910
Accrued expenses	3,615	4,380
Other liabilities	2,149	2,097
Due to Broker	—	50,371
Total Liabilities	2,569,101	2,817,837
Commitments and Contingencies (Note 3)	—	—
Net Assets	$3,348,412	$3,354,952

Components of Net Assets
Common stock, par value $0.001 per share (1,000,000,000 common shares authorized; 360,980,752 and 360,076,933 issued and outstanding, respectively) (Note 9)	$361	$360
Paid-in capital in excess of par (Note 9)	3,998,406	3,991,317
Accumulated overdistributed net investment income	(64,446)	(54,039)
Accumulated net realized loss	(444,603)	(439,435)
Net unrealized loss	(141,306)	(143,251)
Net Assets	$3,348,412	$3,354,952

Net Asset Value Per Share (Note 16)	$9.28	$9.32

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Investment Income
Interest income:
Control investments	$47,418	$48,281	$93,448	$94,190
Affiliate investments	—	—	205	—
Non-control/non-affiliate investments	75,833	87,465	148,263	174,125
Structured credit securities	30,131	39,045	59,551	78,126
Total interest income	153,382	174,791	301,467	346,441
Dividend income:
Control investments	—	1,282	—	3,522
Non-control/non-affiliate investments	326	97	870	241
Total dividend income	326	1,379	870	3,763
Other income:
Control investments	4,038	3,856	6,129	6,796
Non-control/non-affiliate investments	4,654	3,454	12,513	6,312
Total other income (Note 10)	8,692	7,310	18,642	13,108
Total Investment Income	162,400	183,480	320,979	363,312
Operating Expenses
Base management fee (Note 13)	29,559	30,886	59,722	61,678
Income incentive fee (Note 13)	18,298	21,101	34,231	40,831
Interest and credit facility expenses	39,347	40,848	80,382	82,517
Allocation of overhead from Prospect Administration (Note 13)	(824)	2,657	2,704	6,190
Audit, compliance and tax related fees	1,866	1,058	2,954	2,453
Directors’ fees	112	112	225	225
Other general and administrative expenses	850	2,413	3,837	6,094
Total Operating Expenses	89,208	99,075	184,055	199,988
Net Investment Income	73,192	84,405	136,924	163,324
Net Realized and Change in Unrealized Gains (Losses) from Investments
Net realized gains (losses)
Control investments	2	178	11	183
Affiliate investments	—	—	846	137
Non-control/non-affiliate investments	(5,675)	(260)	(5,093)	312
Net realized (losses) gains	(5,673)	(82)	(4,236)	632
Net change in unrealized gains (losses)
Control investments	44,425	(11,068)	45,518	2,298
Affiliate investments	1,533	853	6,726	(1,273)
Non-control/non-affiliate investments	8,737	26,896	(50,300)	17,450
Net change in unrealized gains (losses)	54,695	16,681	1,944	18,475
Net Realized and Net Change in Unrealized Gains (Losses) from Investments	49,022	16,599	(2,292)	19,107
Net realized losses on extinguishment of debt	(487)	(124)	(932)	(185)
Net Increase in Net Assets Resulting from Operations	$121,727	$100,880	$133,700	$182,246
Net increase in net assets resulting from operations per share	$0.34	$0.28	$0.37	$0.51
Dividends declared per share	$(0.18)	$(0.25)	$(0.41)	$(0.50)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)
(Unaudited)

	Six Months Ended December 31,
	2017	2016
Operations
Net investment income	$136,924	$163,324
Net realized (losses) gains	(5,168)	447
Net change in net unrealized losses	1,944	18,475
Net Increase in Net Assets Resulting from Operations	133,700	182,246

Distributions to Shareholders
Distribution from net investment income	(146,559)	(179,097)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	(146,559)	(179,097)

Common Stock Transactions
Value of shares issued through reinvestment of dividends	6,319	15,530
Net Increase in Net Assets Resulting from Common Stock Transactions	6,319	15,530

Total (Decrease) Increase in Net Assets	(6,540)	18,679
Net assets at beginning of period	3,354,952	3,435,917
Net Assets at End of Period (Accumulated Under (Overdistributed) Net Investment Income of ($64,446) and ($16,907), respectively)	$3,348,412	$3,454,596

Common Stock Activity
Shares issued through reinvestment of dividends	903,819	1,893,049
Net shares issued due to common stock activity	903,819	1,893,049
Shares issued and outstanding at beginning of period	360,076,933	357,107,231
Shares Issued and Outstanding at End of Period	360,980,752	359,000,280

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Six Months Ended December 31,
	2017	2016
Operating Activities
Net increase in net assets resulting from operations	$133,700	$182,246
Net realized losses on extinguishment of debt	932	185
Net realized losses (gains) on investments	4,236	(632)
Net change in net unrealized (gains) losses on investments	(1,944)	(18,475)
Amortization of discounts and (accretion of premiums), net	22,607	37,178
Accretion of discount on Public Notes (Note 6)	141	132
Amortization of deferred financing costs	6,219	6,758
Payment-in-kind interest	(3,980)	(9,196)
Structuring fees	(5,531)	(5,693)
Change in operating assets and liabilities:
Payments for purchases of investments	(951,377)	(801,798)
Proceeds from sale of investments and collection of investment principal	1,353,163	759,326
Decrease in due to Broker	(50,371)	(957)
Decrease in due to Prospect Capital Management	(620)	(1,937)
Increase in interest receivable, net	(4,873)	(11,816)
Increase (decrease) in interest payable	550	(2,385)
(Decrease) increase in accrued expenses	(765)	626
Increase in due from Broker	(600)	—
Increase (Decrease) in other liabilities	52	(510)
Decrease (Increase) in other receivables	161	(6,317)
Increase in due from Prospect Administration	(2,082)	—
Increase in due from affiliate	(74)	—
Decrease in prepaid expenses	579	185
Increase in due to Prospect Administration	25	1,245
Net Cash Provided by Operating Activities	500,148	128,165
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	341,000	210,000
Principal payments under Revolving Credit Facility (Note 4)	(341,000)	(210,000)
Issuances of Public Notes, net of original issue discount (Note 6)	—	37,466
Redemptions of Convertible Notes (Note 5)	(50,734)	(167,500)
Issuances of Prospect Capital InterNotes® (Note 7)	52,177	64,731
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(195,174)	(11,440)
Financing costs paid and deferred	(1,437)	(1,900)
Dividends paid	(148,587)	(163,409)
Net Cash Used in Financing Activities	(343,755)	(242,052)

Net Increase (Decrease) in Cash	156,393	(113,887)
Cash at beginning of period	318,083	317,798
Cash at End of Period	$474,476	$203,911
Supplemental Disclosures
Cash paid for interest	$73,472	$78,012
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$6,319	$15,530
Cost basis of investments written off as worthless	$5,662	$1,720

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
(in thousands, except share data)

			December 31, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)(44)(45)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

Arctic Energy Services, LLC(37)	Wyoming / Energy Equipment & Services	Class D Units (12.00%, 32,915 units)(16)	—	$31,640	$24,158	0.7%
		Class E Units (14.00%, 21,080 units)(16)	—	20,230	—	—%
		Class A Units (14.00%, 700 units)(16)	—	9,006	—	—%
		Class C Units (10 units)(16)	—	—	—	—%
				60,876	24,158	0.7%
CCPI Inc.(19)	Ohio / Electronic Equipment, Instruments & Components	Senior Secured Term Loan A (10.00%, due 12/31/2020)(3)	2,909	2,909	2,909	0.1%
		Senior Secured Term Loan B (12.00% plus 7.00% PIK, due 12/31/2020)(3)(46)	17,904	17,904	17,904	0.5%
		Common Stock (14,857 shares)	—	6,759	17,824	0.5%
				27,572	38,637	1.1%
CP Energy Services Inc.(20)	Oklahoma / Energy Equipment & Services	Senior Secured Term Loan (12.34% (LIBOR + 11.00% with 1.00% LIBOR floor), due 12/29/2022)(10)(11)	35,048	35,048	35,048	1.0%
		Series B Convertible Preferred Stock (16.00%, 790 shares)(16)	—	63,225	51,509	1.5%
		Common Stock (2,924 shares)(16)	—	15,227	—	—%
				113,500	86,557	2.5%
Credit Central Loan Company, LLC(21)	South Carolina / Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2019)(14)(46)	51,855	46,195	51,855	1.4%
		Class A Units (10,640,642 units)(14)(16)	—	13,731	20,190	0.6%
		Net Revenues Interest (25% of Net Revenues)(14)	—	—	2,667	0.1%
				59,926	74,712	2.1%
Echelon Aviation LLC	New York / Aerospace & Defense	Senior Secured Term Loan (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(10)(13)(46)	31,055	31,055	31,055	0.9%
		Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 1.00% PIK, due 12/7/2024)(10)(13)(46)	16,044	16,044	16,044	0.5%
		Membership Interest (100%)(16)	—	22,738	29,478	0.9%
				69,837	76,577	2.3%
Edmentum Ultimate Holdings, LLC(22)	Minnesota / Diversified Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00%, due 6/9/2020)(15)	5,092	5,092	5,092	0.2%
		Unsecured Senior PIK Note (8.50% PIK, due 6/9/2020)(46)	7,208	7,208	7,208	0.2%
		Unsecured Junior PIK Note (10.00% PIK, in non-accrual status effective 1/1/2017, due 6/9/2020)	33,520	23,828	19,062	0.6%
		Class A Units (370,964 units)(16)	—	6,577	—	—%
				42,705	31,362	1.0%
First Tower Finance Company LLC(23)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 7.00% PIK, due 6/24/2019)(14)(46)	258,772	258,772	258,772	7.7%
		Class A Units (93,997,533 units)(14)(16)	—	78,481	146,258	4.4%
				337,253	405,030	12.1%
Freedom Marine Solutions, LLC(24)	Louisiana / Energy Equipment & Services	Membership Interest (100%)(16)	—	42,812	25,266	0.8%
				42,812	25,266	0.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)(44)(45)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

MITY, Inc.(25)	Utah / Commercial Services & Supplies	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 1/30/2020)(3)(10)(11)	$26,250	$26,250	$26,250	0.8%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 1/30/2020)(3)(10)(11)(46)	24,442	24,442	24,442	0.7%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due on demand)(3)(14)	5,782	7,200	5,782	0.2%
		Common Stock (42,053 shares)(16)	—	6,849	13,008	0.5%
				64,741	69,482	2.2%
National Property REIT Corp.(26)	Various / Equity Real Estate Investment Trusts (REITs) / Online Lending	Senior Secured Term Loan A (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 10.50% PIK, due 4/1/2019)(10)(11)(46)	293,203	293,203	293,203	8.8%
		Senior Secured Term Loan E (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(10)(11)(46)	113,240	113,240	113,240	3.4%
		Senior Secured Term Loan C to ACL Loan Holdings, Inc. (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(10)(11)(14)(46)	14,274	14,274	14,274	0.4%
		Senior Secured Term Loan C to American Consumer Lending Limited (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 12/15/2020)(10)(11)(14)(46)	132,578	132,578	132,578	4.0%
		Common Stock (2,351,247 shares)(16)	—	290,564	400,362	12.0%
		Net Operating Income Interest (5% of Net Operating Income)	—	—	94,718	2.8%
				843,859	1,048,375	31.4%
Nationwide Loan Company LLC(27)	Illinois / Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)(14)(46)	17,114	17,114	17,114	0.5%
		Class A Units (32,456,159 units)(14)(16)	—	21,962	13,141	0.4%
				39,076	30,255	0.9%
NMMB, Inc.(28)	New York / Media	Senior Secured Note (14.00%, due 5/6/2021)(3)	3,714	3,714	3,714	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2021)(3)	6,900	6,900	6,900	0.2%
		Series A Preferred Stock (7,200 shares)(3)(16)	—	12,869	10,614	0.3%
				23,483	21,228	0.6%
R-V Industries, Inc.	Pennsylvania / Machinery	Senior Subordinated Note (10.69% (LIBOR + 9.00% with 1.00% LIBOR floor), due 3/31/2022)(3)(10)(11)	28,622	28,622	28,622	0.9%
		Common Stock (745,107 shares)(16)	—	6,866	2,786	0.1%
				35,488	31,408	1.0%
SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company)(29)	Texas / Energy Equipment & Services	Series A Convertible Preferred Stock (6.50%, 99,000 shares)(16)	—	—	996	—%
		Common Stock (100 shares)(16)	—	—	—	—%
				—	996	—%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)(44)(45)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

USES Corp.(30)	Texas / Commercial Services & Supplies	Senior Secured Term Loan A (9.00% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	$35,326	$31,602	$6,655	0.2%
		Senior Secured Term Loan B (15.50% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	44,281	35,568	—	—%
		Common Stock (268,962 shares)(16)	—	—	—	—%
				67,170	6,655	0.2%
Valley Electric Company, Inc.(31)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2024)(3)(10)(11)(46)	10,430	10,430	10,430	0.3%
		Senior Secured Note (10.00% plus 8.50% PIK, due 6/23/2024)(46)	26,724	26,724	26,724	0.8%
		Common Stock (50,000 shares)(16)	—	26,204	3,777	0.1%
				63,358	40,931	1.2%
Wolf Energy, LLC(32)	Kansas / Energy Equipment & Services	Membership Interest (100%)(16)	—	—	—	—%
		Membership Interest in Wolf Energy Services Company, LLC (100%)(16)	—	3,704	283	—%
		Net Profits Interest (8% of Equity Distributions)(4)(16)	—	—	10	—%
				3,704	293	—%
Total Control Investments (Level 3)				$1,895,360	$2,011,922	60.1%

Affiliate Investments (5.00% to 24.99% voting control)(48)

Nixon, Inc.(39)	California / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan (11.50% PIK, in non-accrual status effective 7/1/2016, due 11/12/2022)(8)	$17,472	$14,197	$—	—%
		Common Stock (857 units)(16)	—	—	—	—%
				14,197	—	—%
Targus Cayman HoldCo Limited(33)	California / Textiles, Apparel & Luxury Goods	Common Stock (7,383,395 shares)(16)	—	9,878	19,272	0.6%
				9,878	19,272	0.6%
Total Affiliate Investments (Level 3)				$24,075	$19,272	0.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)(44)(45)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Ability Network Inc.	Minnesota / Health Care Technology	Second Lien Term Loan (9.21% (LIBOR + 7.75% with 1.00% LIBOR floor), due 12/13/2025)(8)(10)(11)	$15,000	$14,926	$14,926	0.4%
				14,926	14,926	0.4%
ACE Cash Express, Inc.	Texas / Consumer Finance	Senior Secured Note (12.00%, due 12/15/2022)(8)(14)	20,000	19,702	20,000	0.6%
				19,702	20,000	0.6%
AgaMatrix, Inc.	New Hampshire / Healthcare Equipment and Supplies	Senior Secured Term Loan (10.44% (LIBOR + 8.75% with 1.25% LIBOR floor), due 9/29/2022)(3)(10)(11)	31,625	31,625	31,625	0.9%
				31,625	31,625	0.9%
Apidos CLO IX	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 7/15/2023)(5)(14)(17)	23,525	66	66	—%
				66	66	—%
Apidos CLO XI	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 8.89%, due 10/17/28)(5)(14)	40,500	31,379	25,091	0.7%
				31,379	25,091	0.7%
Apidos CLO XII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 4/15/2025)(5)(14)(17)	44,063	29,043	17,865	0.5%
				29,043	17,865	0.5%
Apidos CLO XV	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 1.39%, due 10/20/2025)(5)(14)	36,515	28,041	20,984	0.6%
				28,041	20,984	0.6%
Apidos CLO XXII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.57%, due 10/20/2027)(5)(6)(14)	31,350	27,293	24,907	0.7%
				27,293	24,907	0.7%
Ark-La-Tex Wireline Services, LLC	Louisiana / Energy Equipment & Services	Senior Secured Term Loan B (13.19% (LIBOR + 11.50% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 4/8/2019)(10)(13)	25,595	1,145	743	—%
				1,145	743	—%
Armor Holding II LLC	New York / Commercial Services & Supplies	Second Lien Term Loan (10.70% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(8)(10)(11)	7,000	6,938	7,000	0.2%
				6,938	7,000	0.2%
Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Health Care Providers & Services	Revolving Line of Credit – $7,000 Commitment (9.69% (LIBOR + 8.00% with 1.50% LIBOR floor), due 8/21/2018)(10)(11)(15)	7,000	7,000	6,779	0.2%
		Senior Term Loan (9.69% (LIBOR + 8.00% with 1.50% LIBOR floor), due 2/21/2020)(10)(11)	79,153	79,153	76,649	2.3%
				86,153	83,428	2.5%
Autodata, Inc./ Autodata Solutions, Inc.	Canada / Software	Second Lien Term Loan (8.82% (LIBOR + 7.25% with 1.00% LIBOR floor), due 12/14/2025)(8)(10)(11)	6,000	5,970	5,970	0.2%
				5,970	5,970	—%
Babson CLO Ltd. 2014-III	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.87%, due 1/15/2026)(5)(6)(14)	52,250	40,909	36,185	1.1%
				40,909	36,185	1.1%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Note (9.69% (LIBOR + 8.00% with 1.25% LIBOR floor), due 12/02/2022)(10)(11)	459,425	459,425	459,425	13.7%
				459,425	459,425	13.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)(44)(45)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Brookside Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 4/17/2025)(5)(14)(17)	$26,000	$15,673	$12,635	0.4%
				15,673	12,635	0.4%
California Street CLO IX Ltd. (f/k/a Symphony CLO IX Ltd.)	Cayman Islands / Structured Finance	Preference Shares (Residual Interest, current yield 14.34%, due 10/16/2028)(5)(14)	58,915	41,046	36,239	1.1%
				41,046	36,239	1.1%
Capstone Logistics Acquisition, Inc.	Georgia / Commercial Services & Supplies	Second Lien Term Loan (9.82% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(8)(10)(13)	101,517	101,113	97,457	2.9%
				101,113	97,457	2.9%
Carlyle Global Market Strategies CLO 2014-4, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 20.85%, due 10/15/2026)(5)(6)(14)	25,534	19,701	19,766	0.6%
				19,701	19,766	0.6%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.32%, due 10/20/2029)(5)(6)(14)	32,200	31,624	28,476	0.9%
				31,624	28,476	0.9%
Cent CLO 17 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.20%, due 1/30/2025)(5)(14)	24,870	17,813	17,264	0.5%
				17,813	17,264	0.5%
Cent CLO 20 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.79%, due 1/25/2026)(5)(14)	40,275	31,793	31,008	0.9%
				31,793	31,008	0.9%
Cent CLO 21 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.21%, due 7/27/2026)(5)(6)(14)	48,528	36,174	34,667	1.0%
				36,174	34,667	1.0%
Centerfield Media Holding Company(35)	California / Internet Software and Services	Senior Secured Term Loan A (8.34% (LIBOR + 7.00% with 1.00% LIBOR floor), due 1/17/2022)(3)(8)(10)(11)	66,640	66,640	66,640	2.0%
		Senior Secured Term Loan B (13.84% (LIBOR + 12.50% with 1.00% LIBOR floor), due 1/17/2022)(8)(10)(11)	68,000	68,000	68,000	2.0%
				134,640	134,640	4.0%
CIFC Funding 2013-III, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 7.16%, due 10/24/2025)(5)(14)	44,100	29,970	26,242	0.8%
				29,970	26,242	0.8%
CIFC Funding 2013-IV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.67%, due 11/27/2024)(5)(14)	45,500	31,970	29,428	0.9%
				31,970	29,428	0.9%
CIFC Funding 2014-IV Investor, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 7.43%, due 10/17/2026)(5)(6)(14)	41,500	29,064	24,456	0.7%
				29,064	24,456	0.7%
CIFC Funding 2016-I, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 13.43%, due 10/21/2028)(5)(6)(14)	34,000	31,172	27,636	0.8%
				31,172	27,636	0.8%
Cinedigm DC Holdings, LLC	New York / Media	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(10)(11)(46)	40,210	40,160	40,210	1.2%
				40,160	40,210	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)(44)(45)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Coverall North America, Inc.	Florida / Commercial Services & Supplies	Senior Secured Term Loan A (7.34% (LIBOR + 6.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(10)(11)	$21,720	$21,720	$21,720	0.7%
		Senior Secured Term Loan B (12.34% (LIBOR + 11.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(10)(11)	24,875	24,875	24,875	0.7%
				46,595	46,595	1.4%
CURO Financial Technologies Corp.	Canada / Consumer Finance	Senior Secured Notes (12.00%, due 3/1/2022)(8)(14)	12,500	12,433	12,500	0.4%
				12,433	12,500	0.4%
Dunn Paper, Inc.	Georgia / Paper & Forest Products	Second Lien Term Loan (10.32% (LIBOR + 8.75% with 1.00% LIBOR floor), due 8/26/2023)(8)(10)(13)	11,500	11,312	11,500	0.3%
				11,312	11,500	0.3%
Easy Gardener Products, Inc.	Texas / Household Durables	Senior Secured Term Loan (11.34% (LIBOR + 10.00% with .25% LIBOR floor), due 09/30/2020)(3)(10)(11)	17,106	17,106	16,643	0.5%
				17,106	16,643	0.5%
Engine Group, Inc.(7)	California / Media	Senior Secured Term Loan (6.44% (LIBOR + 4.75% with 1.00% LIBOR floor), due 9/15/2022)(8)(9)(10)(11)	4,938	4,938	4,938	0.1%
		Second Lien Term Loan (10.44% (LIBOR + 8.75% with 1.00% LIBOR floor), due 9/15/2023)(3)(8)(10)(11)	35,000	35,000	35,000	0.1%
				39,938	39,938	1.1%
EXC Holdings III Corp	Massachusetts / Technology Hardware, Storage & Peripherals	Second Lien Term Loan (9.16% (LIBOR + 7.50% with 1.00% LIBOR floor), due 12/01/2025)(8)(10)(11)	12,500	12,376	12,376	0.4%
				12,376	12,376	—%
Fleetwash, Inc.	New Jersey / Commercial Services & Supplies	Senior Secured Term Loan B (10.34% (LIBOR + 9.00% with 1.00% LIBOR floor), due 4/30/2022)(3)(10)(11)	21,544	21,544	21,544	0.6%
		Delayed Draw Term Loan – $15,000 Commitment (9.84% (LIBOR + 8.50% with 1.00% LIBOR floor) expires 4/30/2022)(10)(11)(15)	—	—	—	—%
				21,544	21,544	0.6%
Galaxy XV CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.89%, due 10/15/2030)(5)(14)	50,525	33,831	30,827	0.9%
				33,831	30,827	0.9%
Galaxy XVI CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 6.26%, due 11/16/2025)(5)(14)	24,575	17,077	14,609	0.4%
				17,077	14,609	0.4%
Galaxy XVII CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 6.66%, due 7/15/2026)(5)(6)(14)	39,905	28,497	24,072	0.7%
				28,497	24,072	0.7%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 8/15/2023)(5)(14)(17)	23,188	3,987	5,510	0.2%
				3,987	5,510	0.2%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 2.23%, due 4/15/2025)(5)(14)	40,400	24,295	19,914	0.6%
				24,295	19,914	0.6%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 5.88%, due 4/18/2026)(5)(14)	24,500	15,129	13,325	0.4%
				15,129	13,325	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)(44)(45)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2014-2 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.61%, due 4/28/2025)(5)(6)(14)	$41,164	$26,102	$23,051	0.7%
				26,102	23,051	0.7%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 19.67%, due 10/18/2027)(5)(6)(14)	39,598	34,191	33,690	1.0%
				34,191	33,690	1.0%
Harbortouch Payments, LLC	Pennsylvania / Commercial Services & Supplies	Escrow Receivable	—	—	856	—%
				—	856	—%
HarbourView CLO VII, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.00%, due 11/18/2026)(5)(6)(14)	19,025	15,187	13,988	0.4%
				15,187	13,988	0.4%
Harley Marine Services, Inc.	Washington / Marine	Second Lien Term Loan (10.63% (LIBOR + 9.25% with 1.25% LIBOR floor), due 12/20/2019)(3)(8)(10)(11)	9,000	8,935	8,935	0.3%
				8,935	8,935	0.3%
Ingenio, LLC	California / Internet Software and Services	Senior Secured Term Loan (8.88% (LIBOR + 7.50% with 1.25% LIBOR floor), due 9/26/2022)(3)(8)(10)(11)	10,000	10,000	10,000	0.3%
				10,000	10,000	0.3%
Inpatient Care Management Company, LLC	Florida / Health Care Providers & Services	Senior Secured Term Loan (9.34% (LIBOR + 8.00% with 1.00% LIBOR floor), due 6/8/2021)(3)(10)(11)	24,927	24,927	24,927	0.7%
				24,927	24,927	0.7%
InterDent, Inc.	California / Health Care Providers & Services	Senior Secured Term Loan A (7.07% (LIBOR + 5.50% with 0.75% LIBOR floor), due 12/31/2017)(10)(13)	78,215	78,215	78,215	2.3%
		Senior Secured Term Loan B (12.07% (LIBOR + 10.50% with 0.75% LIBOR floor), due 12/31/2017)(3)(10)(13)	131,125	131,125	131,125	3.9%
				209,340	209,340	6.2%
JD Power and Associates	California / Capital Markets	Second Lien Term Loan (10.19% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/7/2024)(3)(8)(10)(11)	20,000	19,785	20,000	0.6%
				19,785	20,000	0.6%
Jefferson Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 7.72%, due 7/20/2027)(5)(6)(14)	19,500	16,244	12,518	0.4%
				16,244	12,518	0.4%
K&N Parent, Inc.	California / Auto Components	Second Lien Term Loan (10.32% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/21/2024)(3)(8)(10)(13)	13,000	12,778	12,834	0.4%
				12,778	12,834	0.4%
Keystone Acquisition Corp.(36)	Pennsylvania / Health Care Providers & Services	Second Lien Term Loan (10.94% (LIBOR + 9.25% with 1.00% LIBOR floor), due 5/1/2025)(3)(8)(10)(11)	50,000	50,000	50,000	1.5%
				50,000	50,000	1.5%
LaserShip, Inc.	Virginia / Air Freight & Logistics	Senior Secured Term Loan A (9.07% (LIBOR + 7.50% with 1.25% LIBOR floor), due 11/22/2022)(3)(10)(13)	22,990	22,990	22,990	0.7%
		Senior Secured Term Loan B (9.07% (LIBOR + 7.50% with 1.25% LIBOR floor), due 11/22/2022)(3)(10)(13)	14,124	14,124	14,124	0.4%
				37,114	37,114	1.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)(44)(45)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

LCM XIV Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 5.86%, due 7/15/2025)(5)(14)	$30,500	$20,157	$17,876	0.5%
				20,157	17,876	0.5%
Madison Park Funding IX, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.67%, due 8/15/2022)(5)(14)	43,110	2,285	2,329	0.1%
				2,285	2,329	0.1%
Maverick Healthcare Equity, LLC	Arizona / Health Care Providers & Services	Preferred Units (10.00%,1,250,000 units)(16)		1,252	555	—%
		Class A Common Units (1,250,000 units)(16)		—	—	—%
				1,252	555	—%
Memorial MRI & Diagnostic, LLC	Texas / Health Care Providers & Services	Senior Secured Term Loan (10.19% (LIBOR + 8.50% with 1.00% LIBOR floor), due 3/16/2022)(10)(11)	37,430	37,430	37,430	1.1%
				37,430	37,430	1.1%
Mountain View CLO 2013-I Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.23%, due 10/12/2030)(5)(14)	43,650	27,017	23,861	0.8%
				27,017	23,861	0.8%
Mountain View CLO IX Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.45%, due 7/15/2027)(5)(6)(14)	47,830	40,544	38,507	1.2%
				40,544	38,507	1.2%
National Home Healthcare Corp.	Michigan / Health Care Providers & Services	Second Lien Term Loan (10.43% (LIBOR + 9.00% with 1.00% LIBOR floor), due 12/8/2022)(3)(8)(10)(13)	15,407	15,219	15,407	0.5%
				15,219	15,407	0.5%
Octagon Investment Partners XV, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 15.04%, due 7/19/2030)(5)(14)	42,064	31,150	26,517	0.8%
				31,150	26,517	0.8%
Octagon Investment Partners XVIII, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 8.98%, due 12/16/2024)(5)(6)(14)	28,200	17,439	15,398	0.5%
				17,439	15,398	0.5%
Pacific World Corporation	California / Personal Products	Revolving Line of Credit – $21,000 Commitment (8.74% (LIBOR + 7.25% with 1.00% LIBOR floor), due 9/26/2020)(10)(13)(15)	19,225	19,225	19,225	0.6%
		Senior Secured Term Loan A (6.74% (LIBOR + 5.25% with 1.00% LIBOR floor), due 9/26/2020)(3)(10)(13)	96,750	96,750	94,957	2.9%
		Senior Secured Term Loan B (10.74% (LIBOR + 9.25% with 1.00% LIBOR floor), due 9/26/2020)(3)(10)(13)	96,750	96,750	68,954	2.1%
		Common Stock (6,778,414 units)(16)	—	—	—	0.1%
				212,725	183,136	5.6%
Pelican Products, Inc.	California / Chemicals	Second Lien Term Loan (9.94% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/9/2021)(3)(8)(10)(11)	17,500	17,491	17,077	0.5%
				17,491	17,077	0.5%
PeopleConnect Intermediate, LLC (f/k/a Intelius, Inc.)	Washington / Internet Software & Services	Revolving Line of Credit – $1,000 Commitment (11.10% (LIBOR + 9.50% with 1.00% LIBOR floor), due 8/11/2018)(10)(11)(15)	500	500	500	—%
		Senior Secured Term Loan A (7.84% (LIBOR + 6.50% with 1.00% LIBOR floor), due 7/1/2021)(3)(10)(11)	19,248	19,248	19,248	0.7%
		Senior Secured Term Loan B (13.84% (LIBOR + 12.50% with 1.00% LIBOR floor), due 7/1/2021)(3)(10)(11)	20,373	20,373	20,373	0.7%
				40,121	40,121	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)(44)(45)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

PGX Holdings, Inc.(40)	Utah / Diversified Consumer Services	Second Lien Term Loan (10.57% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(10)(13)	$134,668	$134,668	$134,668	4.0%
				134,668	134,668	4.0%
PharMerica Corporation	Kentucky / Pharmaceuticals	Second Lien Term Loan (9.25% (LIBOR + 7.75% with 1.00% LIBOR floor), due 12/07/2024)(8)(10)(13)	12,000	11,880	12,000	0.4%
				11,880	12,000	0.4%
Photonis Technologies SAS	France / Electronic Equipment, Instruments & Components	First Lien Term Loan (9.19% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(8)(10)(11)(14)	12,872	12,325	11,283	0.3%
				12,325	11,283	0.3%
PlayPower, Inc.	North Carolina / Leisure Products	Second Lien Term Loan (10.44% (LIBOR + 8.75% with 1.00% LIBOR floor), due 6/23/2022)(3)(8)(10)(11)	11,000	10,892	11,000	0.3%
				10,892	11,000	0.3%
Prince Mineral Holding Corp.	New York / Metals & Mining	Senior Secured Term Loan (11.50%, due 12/15/2019)(8)	10,000	9,963	10,000	0.3%
				9,963	10,000	0.3%
RGIS Services, LLC	Michigan / Commercial Services & Supplies	Senior Secured Term Loan (9.07% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(3)(8)(10)(11)	30,806	30,162	29,133	1.0%
				30,162	29,133	1.0%
RME Group Holding Company	Florida / Media	Senior Secured Term Loan A (7.69% (LIBOR + 6.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(10)(13)	37,125	37,125	37,125	1.2%
		Senior Secured Term Loan B (12.69% (LIBOR + 11.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(10)(11)	24,875	24,875	24,875	0.8%
				62,000	62,000	2.0%
Rocket Software, Inc.	Massachusetts / Software	Second Lien Term Loan (11.13% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/14/2024)(3)(8)(10)(11)	50,000	49,157	50,000	1.6%
				49,157	50,000	1.6%
SCS Merger Sub, Inc.	Texas / IT Services	Second Lien Term Loan (11.07% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/30/2023)(3)(8)(10)(13)	20,000	19,568	20,000	0.6%
				19,568	20,000	0.6%
Securus Technologies Holdings, Inc.	Texas / Communications Equipment	Second Lien Term Loan (9.87% (LIBOR + 8.25% with 1.00% LIBOR floor), due 11/01/2025)(8)(10)(11)	40,000	39,851	39,851	1.2%
				39,851	39,851	1.2%
SESAC Holdco II LLC	Tennessee / Media	Second Lien Term Loan (8.73% (LIBOR + 7.25% with 1.00% LIBOR floor), due 2/23/2025)(8)(10)(13)	3,000	2,973	2,973	0.1%
				2,973	2,973	0.1%
Small Business Whole Loan Portfolio(41)	New York / Online Lending	124 Small Business Loans purchased from On Deck Capital, Inc.	1,484	1,484	1,365	—%
				1,484	1,365	—%
Spartan Energy Services, Inc.	Louisiana / Energy Equipment & Services	Senior Secured Term Loan A (7.35% (LIBOR + 6.00% with 1.00% LIBOR floor), due 12/28/2018)(10)(13)	13,156	11,952	12,335	0.4%
		Senior Secured Term Loan B (13.35% PIK (LIBOR + 12.00% with 1.00% LIBOR floor), due 12/28/2018)(3)(10)(13)	17,028	14,510	15,970	0.5%
				26,462	28,305	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)(44)(45)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Strategic Materials	Texas / Household Durables	Second Lien Term Loan (9.13% (LIBOR + 7.75% with 1.00% LIBOR floor)(11)	$7,000	$6,931	$6,931	0.2%
				6,931	6,931	0.2%
Sudbury Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 8.18%, due 1/17/2026)(5)(14)	28,200	18,803	15,077	0.5%
				18,803	15,077	0.5%
Symphony CLO XIV Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 6.82%, due 7/14/2026)(5)(6)(14)	49,250	35,344	30,162	0.9%
				35,344	30,162	0.9%
Symphony CLO XV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.51%, due 10/17/2026)(5)(14)	50,250	40,328	34,887	1.0%
				40,328	34,887	1.0%
TouchTunes Interactive Networks, Inc.	New York / Internet Software & Services	Second Lien Term Loan (9.62% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(3)(8)(10)(11)	14,000	13,916	14,000	0.4%
				13,916	14,000	0.4%
Transplace Holdings, Inc.	Texas / Transportation Infrastructure	Second Lien Term Loan (10.13% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/6/2025)(8)(10)(13)	27,500	26,830	26,830	0.8%
				26,830	26,830	0.8%
TGP HOLDINGS III LLC	Oregon / Household Durables	Second Lien Term Loan (10.19% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/25/2025)(8)(10)(11)	3,000	2,956	3,000	0.1%
				2,956	3,000	0.1%
Turning Point Brands, Inc.(42)	Kentucky / Tobacco	Second Lien Term Loan (11.00%, due 8/17/2022)(3)(8)	14,500	$14,380	$14,500	0.4%
				14,380	14,500	0.4%
United Sporting Companies, Inc.(18)	South Carolina / Distributors	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor) plus 2.00% PIK, in non-accrual status effective 4/1/2017, due 11/16/2019)(10)(13)	142,994	131,699	46,914	1.4%
		Common Stock (24,967 shares)(16)		—	—	—%
				131,699	46,914	1.4%
Universal Fiber Systems, LLC	Virginia / Textiles, Apparel & Luxury Goods	Second Lien Term Loan (10.93% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/02/2022)(3)(8)(10)(13)	37,000	36,499	37,000	1.1%
				36,499	37,000	1.1%
Universal Turbine Parts, LLC	Alabama / Trading Companies & Distributors	Senior Secured Term Loan A (6.99% (LIBOR + 5.75% with 1.00% LIBOR floor), due 7/22/2021)(3)(10)(13)	31,688	31,688	28,648	0.9%
		Senior Secured Term Loan B (12.99% (LIBOR + 11.75% with 1.00% LIBOR floor), due 7/22/2021)(3)(10)(13)	32,500	32,500	27,321	0.9%
				64,188	55,969	1.8%
USG Intermediate, LLC	Texas / Leisure Products	Revolving Line of Credit – $2,500 Commitment (10.82% (LIBOR + 9.25% with 1.00% LIBOR floor), due 8/24/2018)(3)(10)(13)(15)	2,500	2,500	2,500	0.1%
		Senior Secured Term Loan A (8.32% (LIBOR + 6.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(10)(13)	14,233	14,233	14,233	0.4%
		Senior Secured Term Loan B (13.32% (LIBOR + 11.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(10)(13)	21,591	21,591	21,591	0.6%
		Equity(16)		1	—	—%
				38,325	38,324	1.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			December 31, 2017 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)(44)(45)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

UTZ Quality Foods, LLC	Pennsylvania / Food Products	Second Lien Term Loan (8.76% (LIBOR + 7.25% with 1.00% LIBOR floor, due 11/21/2025)(8)(10)(13)	$10,000	$9,876	$9,876	0.3%
				9,876	9,876	0.3%
VC GB Holdings, Inc.	Illinois / Household Durables	Subordinated Secured Term Loan (9.57% (LIBOR + 8.00% with 1.00% LIBOR floor), due 2/28/2025)(3)(8)(10)(13)	18,667	18,397	18,667	0.6%
				18,397	18,667	0.6%
Venio LLC	Pennsylvania / Professional Services	Second Lien Term Loan (4.00% plus PIK 10.00% (LIBOR + 7.50% with 2.50% LIBOR floor), due 2/19/2020)(10)(11)(46)	20,976	16,287	17,076	0.5%
				16,287	17,076	0.5%
Voya CLO 2012-2, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	38,070	1,067	1,270	—%
				1,067	1,270	—%
Voya CLO 2012-3, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	46,632	440	1,288	—%
				440	1,288	—%
Voya CLO 2012-4, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 12.30%, due 10/15/2028)(5)(14)	40,613	30,813	28,802	0.9%
				30,813	28,802	0.9%
Voya CLO 2014-1, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.16%, due 4/18/2026)(5)(6)(14)	32,383	23,910	22,775	0.7%
				23,910	22,775	0.7%
Voya CLO 2016-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.62%, due 10/18/2027)(5)(6)(14)	28,100	27,091	22,321	0.8%
				27,091	22,321	0.8%
Voya CLO 2017-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.01%, due 7/20/2030)(5)(6)(14)	44,885	47,996	43,114	1.3%
				47,996	43,114	1.3%
Washington Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 1.82%, due 4/20/2026)(5)(6)(14)	22,600	15,716	11,673	0.3%
				15,716	11,673	0.3%
Wheel Pros, LLC	Colorado / Auto Components	Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(10)(11)	15,300	15,300	15,300	0.5%
		Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(10)(11)	5,460	5,460	5,460	0.2%
				20,760	20,760	0.7%
Wink Holdco, Inc.	Texas / Insurance	Second Lien Term Loan (8.24% (LIBOR + 6.75% with 1% LIBOR floor), due 12/1/2025)(8)(10)(11)	3,000	2,985	2,985	0.1%
				2,985	2,985	0.1%
Total Non-Control/Non-Affiliate Investments (Level 3)				$3,643,003	$3,389,938	101.2%

Total Portfolio Investments (Level 3)				$5,562,438	$5,421,132	161.9%
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2017 (Unaudited) and June 30, 2017

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

(2)
Fair value is determined by or under the direction of our Board of Directors. As of December 31, 2017 and June 30, 2017, all of our investments were classified as Level 3. ASC 820 classifies such unobservable inputs used to measure fair value as Level 3 within the valuation hierarchy. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.

(3)
Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of the investments held by PCF at December 31, 2017 and June 30, 2017 were $1,217,565 and $1,513,413, respectively, representing 22.5% and 25.9% of our total investments, respectively.

(4)	In addition to the stated returns, the net profits interest held will be realized upon sale of the borrower or a sale of the interests.

(5)
This investment is in the equity class of the collateralized loan obligation (“CLO”) security. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The current estimated yield, calculated using amortized cost, is based on the current projections of this excess cash flow taking into account assumptions which have been made regarding expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and adjusted. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.

(6)	Co-investment with another fund managed by an affiliate of our investment adviser, Prospect Capital Management L.P. See Note 13 for further discussion.

(7)	Engine Group. Inc., Clearstream.TV. Inc., and ORC International, Inc., are joint borrowers on the senior secured and the second lien term loans.

(8)	Syndicated investment which was originated by a financial institution and broadly distributed.

(9)	Autodata, Inc. and Autodata Solutions, Inc. are joint borrowers.

(10)	Security, or a portion thereof, has a floating interest rate which may be subject to a LIBOR or PRIME floor. The interest rate was in effect at December 31, 2017 and June 30, 2017.

(11)
The interest rate on these investments is subject to the base rate of 3-Month LIBOR, which was 1.69% and 1.30% at December 31, 2017 and June 30, 2017, respectively. The current base rate for each investment may be different from the reference rate on December 31, 2017 and June 30, 2017.

(12)
The interest rate on these investments is subject to the base rate of 2-Month LIBOR, which was 1.62% and 1.25% at December 31, 2017 and June 30, 2017, respectively. The current base rate for each investment may be different from the reference rate on December 31, 2017 and June 30, 2017.

(13)
The interest rate on these investments is subject to the base rate of 1-Month LIBOR, which was 1.56% and 1.23% at December 31, 2017 and June 30, 2017, respectively. The current base rate for each investment may be different from the reference rate on December 31, 2017 and June 30, 2017.

(14)
Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2017 and June 30, 2017, our qualifying assets as a percentage of total assets, stood at 72.16% and 71.75%, respectively. We monitor the status of these assets on an ongoing basis.

(15)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 4.00%. As of December 31, 2017 and June 30, 2017, we had $20,017 and $22,925, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.

(16)	Represents non-income producing security that has not paid a dividend in the year preceding the reporting date.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2017 (Unaudited) and June 30, 2017 (Continued)

(17)
The effective yield has been estimated to be 0% as expected future cash flows are anticipated to not be sufficient to repay the investment at cost. If the expected investment proceeds increase, there is a potential for future investment income from the investment. Distributions, once received, will be recognized as return of capital with any remaining unamortized investment costs written off if the actual distributions are less than the amortized investment cost.

(18)
Ellett Brothers, LLC, Evans Sports, Inc., Jerry’s Sports, Inc., Simmons Gun Specialties, Inc., Bonitz Brothers, Inc., and Outdoor Sports Headquarters, Inc. are joint borrowers on the second lien term loan. United Sporting Companies, Inc. is a parent guarantor of this debt investment.

(19)
CCPI Holdings Inc., a consolidated entity in which we own 100% of the common stock, owns 94.59% of CCPI Inc. (“CCPI”), the operating company, as of December 31, 2017 and June 30, 2017. We report CCPI as a separate controlled company.

(20)
CP Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 82.3% of CP Energy Services Inc. (“CP Energy”) as of December 31, 2017 and June 30, 2017. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. Effective December 31, 2014, CP Energy underwent a corporate reorganization in order to consolidate certain of its wholly-owned subsidiaries. On October 30, 2015, we restructured our investment in CP Energy. Concurrent with the restructuring, we exchanged our $86,965 senior secured loan and $15,924 subordinated loan for Series B Convertible Preferred Stock in CP Energy. On October 1, 2017 we restructured our investment in CP Energy. Concurrent with the restructuring, we exchanged $35,048 of Series B Convertible Preferred Stock for $35,048 of senior secured debt.

(21)
Credit Central Holdings of Delaware, LLC, a consolidated entity in which we own 100% of the membership interests, owns 98.26% and 74.93% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of December 31, 2017 and June 30, 2017, respectively. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company. On September 28, 2016, we made an additional $12,523 second lien debt and $2,098 equity investment in Credit Central, increasing its ownership to 99.91%.

(22)	Prospect owns 37.1% of the equity of Edmentum Ultimate Holdings, LLC as of December 31, 2017 and June 30, 2017.

(23)
First Tower Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC, the operating company as of December 31, 2017 and June 30, 2017. We report First Tower Finance as a separate controlled company.

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

(25)
MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 95.48% and 95.83% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”), as of December 31, 2017 and June 30, 2017, respectively. MITY owns 100% of each of MITY-Lite, Inc. (“Mity-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. MITY Delaware has a subordinated unsecured note issued and outstanding to Broda Canada that is denominated in Canadian Dollars (“CAD”). As of December 31, 2017 and June 30, 2017, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), the principal and fair value of this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 96.88% of the equity, and MITY-Lite management owns the remaining portion.  MITY FSC does not have material operations.  This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distribute it to its shareholders based on pro-rata ownership.  During the three months ended December 31, 2017, we received $211 of such commission, which we recognized as other income. On January 17, 2017, we invested an additional $8,000 of Senior Secured Term Loan A and $8,000 of Senior Secured Term Loan B debt investments in MITY, to fund an acquisition.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2017 (Unaudited) and June 30, 2017 (Continued)

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

(27)
Nationwide Acceptance Holdings LLC, a consolidated entity in which we own 100% of the membership interests, owns 94.48% and 93.79% of Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC), the operating company, as of December 31, 2017 and June 30, 2017, respectively. We report Nationwide Loan Company LLC as a separate controlled company. On June 1, 2015, Nationwide Acceptance LLC completed a reorganization and was renamed Nationwide Loan Company LLC (“Nationwide”) and formed two new wholly-owned subsidiaries: Pelican Loan Company LLC (“Pelican”) and Nationwide Consumer Loans LLC. Nationwide assigned 100% of the equity interests in its other subsidiaries to Pelican which, in turn, assigned these interests to a new operating company wholly-owned by Pelican named Nationwide Acceptance LLC (“New Nationwide”). New Nationwide also assumed the existing senior subordinated term loan due to Prospect.

(28)
NMMB Holdings, a consolidated entity in which we own 100% of the equity, owns 96.33% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of December 31, 2017 and June 30, 2017. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.

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

(30)	Prospect owns 99.96% of the equity of USES Corp. as of December 31, 2017 and June 30, 2017.

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

(33)
Prospect owns 16.04% and 12.63% of the equity in Targus Cayman HoldCo Limited, the parent company of Targus International LLC (“Targus”) as of December 31, 2017 and June 30, 2017, respectively. On September 25, 2017, Prospect exchanged $1,600 of Senior Secured Term Loan A and $4,799 of Senior Secured Term Loan B investments in Targus into 6,120,658 of common shares, and recorded a realized gain of $846, as a result of this transaction.

(34)
As of December 31, 2017 and June 30, 2017, we own 99.9999% of AGC/PEP, LLC (“AGC/PEP”). As of 9/30/16, AGC/PEP, owned 2,038 out of a total of 93,485 shares (including 7,456 vested and unvested management options) of American Gilsonite Holding Company (“AGC Holdco”) which owns 100% of American Gilsonite Company (“AGC”). On October 24, 2016, AGC filed for a joint prepackaged plan of reorganization under Chapter 11 of the bankruptcy code. As of June 30, 2017, AGC has emerged from bankruptcy and AGC Holdco was dissolved. AGC/PEP received a total of 131 shares in AGC, representing a total ownership stake of 0.05% in AGC.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2017 (Unaudited) and June 30, 2017 (Continued)

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

(38)	NCP Finance Limited Partnership, NCP Finance Ohio, LLC, and certain affiliates thereof are joint borrowers on the subordinated secured term loan.

(39)	As of December 31, 2017 and June 30, 2017, Prospect owns 8.57% of the equity in Nixon Holdco, LLC, the parent company of Nixon, Inc.

(40)	As of December 31, 2017 and June 30, 2017, PGX Holdings, Inc. is the sole borrower on the second lien term loan.

(41)	Our wholly-owned subsidiary Prospect Small Business Lending, LLC purchases small business whole loans from small business loan originators, including On Deck Capital, Inc.

(42)	Turning Point Brands, Inc. and North Atlantic Trading Company, Inc. are joint borrowers and guarantors on the secured loan facility.

(43)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(44)	The following shows the composition of our investment portfolio by type of investment as of December 31, 2017 and June 30, 2017:

	December 31, 2017			June 30, 2017
Type of Investment	Cost	Fair Value	% of Net Assets	Cost	Fair Value	% of Net Assets
Revolving Line of Credit	$34,317	$34,096	1.0%	$27,409	$27,409	0.8%
Senior Secured Debt	2,497,404	2,381,739	71.1%	2,940,163	2,798,796	83.4%
Subordinated Secured Debt	1,233,051	1,153,876	34.5%	1,160,019	1,107,040	33.0%
Subordinated Unsecured Debt	38,236	32,052	1.0%	37,934	44,434	1.3%
Small Business Loans	1,484	1,365	—%	8,434	7,964	0.2%
CLO Residual Interest	1,067,371	940,276	28.1%	1,150,006	1,079,712	32.2%
Preferred Stock	77,346	62,678	1.9%	112,394	83,209	2.5%
Common Stock	362,348	458,025	13.7%	295,200	391,374	11.7%
Membership Interest	250,881	258,774	7.7%	249,997	206,012	6.2%
Participating Interest(A)	—	97,395	2.9%	—	91,491	2.7%
Escrow Receivable	—	856	—%	—	864	—%
Total Investments	$5,562,438	$5,421,132	161.9%	$5,981,556	$5,838,305	174.0%
(A) Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2017 (Unaudited) and June 30, 2017 (Continued)

(45)	The following shows the composition of our investment portfolio by industry as of December 31, 2017 and June 30, 2017:

	December 31, 2017			June 30, 2017
Industry	Cost	Fair Value	% of Net Assets	Cost	Fair Value	% of Net Assets
Aerospace & Defense	$69,837	$76,577	2.3%	$69,837	$71,318	2.1%
Air Freight & Logistics	37,114	37,114	1.1%	51,952	51,952	1.5%
Auto Components	33,538	33,594	1.0%	30,222	30,460	0.9%
Capital Markets	19,785	20,000	0.6%	14,796	15,000	0.4%
Chemicals	17,491	17,077	0.5%	17,489	16,699	0.5%
Commercial Services & Supplies	338,263	278,723	8.3%	354,185	312,634	9.3%
Communications Equipment	39,851	39,851	1.2%	—	—	—%
Construction & Engineering	63,358	40,930	1.2%	62,258	32,509	1.0%
Consumer Finance	468,390	542,497	16.2%	469,869	502,941	15.0%
Distributors	591,124	506,339	15.1%	140,847	83,225	2.5%
Diversified Consumer Services	187,373	176,030	5.3%	188,912	190,662	5.7%
Diversified Telecommunication Services	—	—	—%	4,395	4,410	0.1%
Electronic Equipment, Instruments & Components	39,897	49,920	1.5%	37,696	51,846	1.5%
Energy Equipment & Services	248,499	166,318	5.0%	251,019	131,660	3.9%
Equity Real Estate Investment Trusts (REITs)	437,063	718,356	21.5%	374,380	624,337	18.6%
Food Products	9,876	9,876	0.3%	—
Health Care Providers & Services	455,946	452,712	13.5%	422,919	421,389	12.6%
Health Care Technology	14,926	14,926	0.4%	—	—	—%
Hotels, Restaurants & Leisure	—	—	—%	127,638	103,897	3.1%
Household Durables	45,390	45,241	1.4%	146,031	146,183	4.4%
Insurance	2,985	2,985	0.1%	—	—	—%
Internet Software & Services	228,615	228,699	6.8%	219,348	219,348	6.6%
IT Services	19,568	20,000	0.6%	19,531	20,000	0.6%
Leisure Products	49,217	49,324	1.5%	44,085	44,204	1.3%
Machinery	35,488	31,408	0.9%	35,488	32,678	1.0%
Marine (A)	8,935	8,935	0.3%	8,919	8,800	0.3%
Media	128,616	126,411	3.8%	469,108	466,500	13.9%
Metals & Mining	9,963	10,000	0.3%	9,953	10,000	0.3%
Online Lending	408,280	331,384	9.7%	424,350	370,931	11.1%
Paper & Forest Products	11,312	11,500	0.3%	11,295	11,500	0.3%
Personal Products	212,725	183,136	5.5%	222,698	192,748	5.8%
Pharmaceuticals	11,880	12,000	0.4%	117,989	117,989	3.5%
Professional Services	16,287	17,076	0.5%	64,242	64,473	1.9%
Software	55,127	55,970	1.7%	56,041	55,150	1.6%
Technology Hardware, Storage & Peripherals	12,376	12,376	0.4%	—	—	—%
Textiles, Apparel & Luxury Goods	60,574	56,272	1.7%	285,180	274,206	8.2%
Tobacco	14,380	14,500	0.4%	14,365	14,431	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2017 (Unaudited) and June 30, 2017 (Continued)

Trading Companies & Distributors	64,188	55,969	1.7%	64,513	64,513	1.9%
Transportation Infrastructure	26,830	26,830	0.8%	—	—	—%
Subtotal	$4,495,067	$4,480,856	133.8%	$4,831,550	$4,758,593	141.8%
Structured Finance (B)	$1,067,371	$940,276	28.1%	$1,150,006	$1,079,712	32.2%
Total Investments	$5,562,438	$5,421,132	161.9%	$5,981,556	$5,838,305	174.0%
(A) Industry includes exposure to the energy markets through our investments in Harley Marine Services, Inc. Including this investment, our overall fair value exposure to the broader energy industry, including energy equipment and services as noted above, as of December 31, 2017 and June 30, 2017 is $175,253 and $140,460, respectively.
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

The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended December 31, 2017:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
CCPI Inc.	—%	7.00%	7.00%
Cinedigm DC Holdings, LLC	—%	2.50%	2.50%
Credit Central Loan Company	—%	10.00%	10.00%
Echelon Aviation LLC	—%	2.25%	2.25%
Echelon Aviation LLC	—%	1.00%	1.00%
Edmentum Ultimate Holdings, LLC - Unsecured Senior PIK Note	8.50%	—%	8.50%
First Tower Finance Company LLC	—%	7.00%	7.00%
MITY, Inc.	—%	10.00%	10.00%
National Property REIT Corp. - Senior Secured Term Loan A	1.05%	9.45%	10.50%
National Property REIT Corp. - Senior Secured Term Loan E	—%	5.00%	5.00%
National Property REIT Corp. - Senior Secured Term Loan C to ACL Loan Holdings, Inc.	—%	5.00%	5.00%
National Property REIT Corp. - Senior Secured Term Loan C to American Consumer Lending Limited	—%	5.00%	5.00%
Nationwide Loan Company LLC	3.50%	6.50%	10.00%
Spartan Energy Services, Inc.	13.35%	—%	13.35%
Valley Electric Co. of Mt. Vernon, Inc.	—%	2.50%	2.50%
Valley Electric Company, Inc.	8.50%	—%	8.50%
Venio LLC	N/A	N/A	N/A	(A)
(A) The issuer capitalized 10.00% PIK on the next payment/capitalization date, which was January 2, 2018.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2017 (Unaudited) and June 30, 2017 (Continued)

The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended June 30, 2017:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
CCPI Inc.	—%	7.00%	7.00%
Cinedigm DC Holdings, LLC	—%	2.50%	2.50%
Credit Central Loan Company	—%	10.00%	10.00%
Echelon Aviation LLC	N/A	N/A	2.25%	(B)
Echelon Aviation LLC	N/A	N/A	1.00%	(C)
Edmentum Ultimate Holdings, LLC - Unsecured Senior PIK Note	8.50%	—%	8.50%
First Tower Finance Company LLC	3.92%	3.08%	7.00%
MITY, Inc.	—%	10.00%	10.00%
National Property REIT Corp. - Senior Secured Term Loan A	—%	5.50%	5.50%
National Property REIT Corp. - Senior Secured Term Loan E	—%	5.00%	5.00%
National Property REIT Corp. - Senior Secured Term Loan C to ACL Loan Holdings, Inc.	—%	5.00%	5.00%
National Property REIT Corp. - Senior Secured Term Loan C to American Consumer Lending Limited	—%	5.00%	5.00%
Nationwide Loan Company LLC	—%	10.00%	10.00%
Targus Cayman HoldCo Limited - Senior Secured Term Loan A	15.00%	—%	15.00%
Targus Cayman HoldCo Limited - Senior Secured Term Loan B	15.00%	—%	15.00%
Valley Electric Co. of Mt. Vernon, Inc.	—%	2.50%	2.50%
Valley Electric Company, Inc.	8.50%	—%	8.50%
(B) Next PIK payment/capitalization date was July 31, 2017. The company paid 2.25% PIK in cash.
(C) Next PIK payment/capitalization date was July 31, 2017. The company paid 1.00% PIK in cash.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2017 (Unaudited) and June 30, 2017 (Continued)

(47)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the six months ended December 31, 2017 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at December 31, 2017	Interest income	Dividend income	Other income	Net realized gains (losses)
Arctic Energy Services, LLC	$17,370	$—	$—	$6,788	$24,158	$—	$—	$—	$—
CCPI Inc.	43,052	—	(369)	(4,046)	38,637	1,863	—	—	—
CP Energy Services Inc.	72,216	—	—	14,341	86,557	1,105	—	228	—
Credit Central Loan Company, LLC	64,435	940	—	9,337	74,712	6,241	—	317	—
Echelon Aviation LLC	71,318	—	—	5,259	76,577	3,206	—	—	—
Edmentum Ultimate Holdings, LLC	46,895	5,394	(7,834)	(13,093)	31,362	415	—	—	—
First Tower Finance Company LLC	365,588	869	(3,211)	41,784	405,030	22,603	—	—	—
Freedom Marine Solutions, LLC	23,994	200	—	1,072	25,266	—	—	—	—
MITY, Inc.	76,512	—	—	(7,030)	69,482	4,139	—	1,094	11
National Property REIT Corp.	987,304	92,272	(38,709)	7,508	1,048,375	46,945	—	4,490	—
Nationwide Loan Company LLC	36,945	4,074	—	(10,764)	30,255	1,737	—	—	—
NMMB, Inc.	20,825	—	—	403	21,228	759	—	—	—
R-V Industries, Inc.	32,678	—	—	(1,270)	31,408	1,479	—	—	—
SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company)	1,940	—	—	(944)	996	—	—	—	—
USES Corp.	12,517	3,000	(3)	(8,859)	6,655	—	—	—	—
Valley Electric Company, Inc.	32,509	1,103	—	7,319	40,931	2,956	—	—	—
Wolf Energy, LLC	5,677	—	(3,097)	(2,287)	293	—	—	—	—
Total	$1,911,775	$107,852	$(53,223)	$45,518	$2,011,922	$93,448	$—	$6,129	$11
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2017 (Unaudited) and June 30, 2017 (Continued)

(48)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the six months ended December 31, 2017 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at December 31, 2017	Interest income	Dividend income	Other income	Net realized gains (losses)
Nixon, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—
Targus Cayman HoldCo Limited	11,429	1,117	—	6,726	19,272	205	—	—	846
Total	$11,429	$1,117	$—	$6,726	$19,272	$205	$—	$—	$846
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2017 (Unaudited) and June 30, 2017 (Continued)

(50)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2017 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at June 30, 2017	Interest income	Dividend income	Other income	Net realized gains (losses)
BNN Holdings Corp.	$2,842	$—	$(2,227)	$(615)	$—	$—	$—	$—	$137
Nixon, Inc.***	—	1,552	—	(1,552)	—	—	—	—	—
Targus Cayman HoldCo Limited	8,478	231	—	2,720	11,429	297	—	—	—
Total	$11,320	$1,783	$(2,227)	$553	$11,429	$297	$—	$—	$137
* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments and PIK interest.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales and impairments.

***Investment was transferred at fair market value at the beginning of the three month period ended June 30, 2017.

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

Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three and six months ended December 31, 2017.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of December 31, 2017 and June 30, 2017, our qualifying assets as a percentage of total assets, stood at 72.16% and 71.75%, respectively.
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
Our investments in CLOs are classified as Level 3 fair value measured securities under ASC 820 and are valued using both a discounted single-path cash flow model and a discounted multi-path cash flow model. The CLO structures are analyzed to identify the risk exposures and to determine an appropriate call date (i.e., expected maturity). These risk factors are sensitized in the multi-path cash flow model using Monte Carlo simulations, which is a simulation used to model the probability of different outcomes, to generate probability-weighted (i.e., multi-path) cash flows from the underlying assets and liabilities.  These cash flows, after payments to debt tranches senior to our equity positions, are discounted using appropriate market discount rates, and relevant data in the CLO market as well as certain benchmark credit indices are considered, to determine the value of each CLO investment.  In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the implied discount rate that would be effective for the value derived from the multi-path cash flows.  We are not responsible for and have no influence over the asset management of the portfolios underlying the CLO investments we hold, as those portfolios are managed by non-affiliated third party CLO collateral managers. The main risk factors are default risk, prepayment risk, interest rate risk, downgrade risk, and credit spread risk.

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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of December 31, 2017, approximately 1.2% of our total assets at fair value are in non-accrual status.
Some of our loans and other investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, we capitalize the accrued interest (reflecting such amounts in the basis as additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point that we believe PIK is not fully expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. We do not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if we believe that PIK is expected to be realized.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of December 31, 2017, we do not expect to have any excise tax due for the 2017 calendar year. Thus, we have not accrued any excise tax for this period.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 31, 2017 and for the three and six months then ended, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2014 and thereafter remain subject to examination by the Internal Revenue Service.
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

We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of December 31, 2017 and June 30, 2017, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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

Note 3. Portfolio Investments
At December 31, 2017, we had investments in 122 long-term portfolio investments, which had an amortized cost of $5,562,438 and a fair value of $5,421,132. At June 30, 2017, we had investments in 121 long-term portfolio investments, which had an amortized cost of $5,981,556 and a fair value of $5,838,305.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $960,888 and $816,687 during the six months ended December 31, 2017 and December 31, 2016, respectively. Debt repayments and considerations from sales of equity securities of approximately $1,353,163 and $759,326 were received during the six months ended December 31, 2017 and December 31, 2016, respectively.
The following table shows the composition of our investment portfolio as of December 31, 2017 and June 30, 2017.

	December 31, 2017		June 30, 2017
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$34,317	$34,096	$27,409	$27,409
Senior Secured Debt	2,497,404	2,381,739	2,940,163	2,798,796
Subordinated Secured Debt	1,233,051	1,153,876	1,160,019	1,107,040
Subordinated Unsecured Debt	38,236	32,052	37,934	44,434
Small Business Loans	1,484	1,365	8,434	7,964
CLO Residual Interest	1,067,371	940,276	1,150,006	1,079,712
Equity	690,575	877,728	657,591	772,950
Total Investments	$5,562,438	$5,421,132	$5,981,556	$5,838,305
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

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of December 31, 2017.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$34,096	$34,096
Senior Secured Debt	—	—	2,381,739	2,381,739
Subordinated Secured Debt	—	—	1,153,876	1,153,876
Subordinated Unsecured Debt	—	—	32,052	32,052
Small Business Loans	—	—	1,365	1,365
CLO Residual Interest	—	—	940,276	940,276
Equity	—	—	877,728	877,728
Total Investments	$—	$—	$5,421,132	$5,421,132
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2017.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$27,409	$27,409
Senior Secured Debt	—	—	2,798,796	2,798,796
Subordinated Secured Debt	—	—	1,107,040	1,107,040
Subordinated Unsecured Debt	—	—	44,434	44,434
Small Business Loans	—	—	7,964	7,964
CLO Residual Interest	—	—	1,079,712	1,079,712
Equity	—	—	772,950	772,950
Total Investments	$—	$—	$5,838,305	$5,838,305
The following tables show the aggregate changes in the fair value of our Level 3 investments during the six months ended December 31, 2017.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2017	$1,911,775	$11,429	$3,915,101	$5,838,305
Net realized gains (losses) on investments	11	846	(5,774)	(4,917)
Net change in unrealized gains (losses)	45,518	6,726	(50,300)	1,944
Net realized and unrealized gains (losses)	45,529	7,572	(56,074)	(2,973)
Purchases of portfolio investments	103,567	846	852,495	956,908
Payment-in-kind interest	3,345	271	364	3,980
Accretion (amortization) of discounts and premiums, net	940	—	(23,547)	(22,607)
Repayments and sales of portfolio investments	(53,234)	(846)	(1,298,401)	(1,352,481)
Transfers within Level 3(1)	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of December 31, 2017	$2,011,922	$19,272	$3,389,938	$5,421,132

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2017	$27,409	$2,798,796	$1,107,040	$44,434	$7,964	$1,079,712	$772,950	$5,838,305
Net realized gains (losses) on investments	—	(2,174)	—	10	(297)	(2,494)	38	(4,917)
Net change in unrealized (losses) gains	(221)	25,703	(26,197)	(12,685)	351	(56,802)	71,795	1,944
Net realized and unrealized (losses) gains	(221)	23,529	(26,197)	(12,675)	54	(59,296)	71,833	(2,973)
Purchases of portfolio investments	14,967	710,078	177,830	—	7,551	—	46,482	956,908
Payment-in-kind interest	—	2,511	1,166	303	—	—	—	3,980
Accretion (amortization) of discounts and premiums, net	—	1,312	2,718	—	—	(26,637)	—	(22,607)
Repayments and sales of portfolio investments	(8,059)	(1,148,359)	(108,681)	(10)	(14,204)	(53,503)	(19,665)	(1,352,481)
Transfers within Level 3(1)	—	(6,128)	—	—	—	—	6,128	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—
Fair value as of December 31, 2017	$34,096	$2,381,739	$1,153,876	$32,052	$1,365	$940,276	$877,728	$5,421,132

(1)	Transfers, if any, are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
The following tables show the aggregate changes in the fair value of our Level 3 investments during the six months ended December 31, 2016.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2016	$1,752,449	$11,320	$4,133,939	$5,897,708
Net realized gains (losses) on investments	183	137	(678)	(358)
Net change in unrealized gains (losses)	2,298	(1,273)	17,450	18,475
Net realized and unrealized gains (losses)	2,481	(1,136)	16,772	18,117
Purchases of portfolio investments	213,029	—	594,462	807,491
Payment-in-kind interest	7,837	—	1,359	9,196
Accretion (amortization) of discounts and premiums, net	264	—	(37,442)	(37,178)
Repayments and sales of portfolio investments	(108,650)	(2,365)	(647,320)	(758,335)
Transfers within Level 3(1)	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of December 31, 2016	$1,867,410	$7,819	$4,061,770	$5,936,999

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2016	$13,274	$2,941,722	$1,209,604	$68,358	$14,215	$1,009,696	$640,839	$5,897,708
Net realized gains (losses) on investments	—	239	145	5	(1,618)	—	871	(358)
Net change in unrealized gains (losses)	—	(13,411)	18,375	5,518	(248)	16,027	(7,786)	18,475
Net realized and unrealized gains (losses)	—	(13,172)	18,520	5,523	(1,866)	16,027	(6,915)	18,117
Purchases of portfolio investments	5,500	326,042	289,126	—	30,642	102,320	53,861	807,491
Payment-in-kind interest	—	1,885	5,541	1,770	—	—	—	9,196
Accretion (amortization) of discounts and premiums, net	—	473	1,360	—	—	(39,011)	—	(37,178)
Repayments and sales of portfolio investments	(7,424)	(543,811)	(125,266)	(25,005)	(28,699)	—	(28,130)	(758,335)
Transfers within Level 3(1)	—	—	—	—	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—
Fair value as of December 31, 2016	$11,350	$2,713,139	$1,398,885	$50,646	$14,292	$1,089,032	$659,655	$5,936,999

(1)	Transfers, if any, are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
The net change in unrealized (losses) gains on the investments that use Level 3 inputs was ($23,809) and $17,737 for investments still held as of December 31, 2017 and December 31, 2016, respectively.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2017 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
Senior Secured Debt	$1,522,368	Discounted Cash Flow (Yield analysis)	Market Yield	6.5%-27.8%	11.8%
Senior Secured Debt	257,370	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	4.0x-9.5x	7.2x
Senior Secured Debt	34,960	Enterprise Value Waterfall (Market approach)	Revenue Multiple	0.3x-1.1x	0.4x
Senior Secured Debt	47,099	Enterprise Value Waterfall (Discounted cash flow)	Discount Rate	7.9%-16.5%	12.2%
Senior Secured Debt	743	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt (1)	260,092	Enterprise Value Waterfall	Loss-adjusted discount rate	3.0%-14.5%	11.5%
Senior Secured Debt (2)	293,203	Enterprise Value Waterfall (NAV Analysis)	Capitalization Rate	3.8%-7.6%	5.7%
Senior Secured Debt (2)		Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Subordinated Secured Debt	750,599	Discounted Cash Flow (Yield analysis)	Market Yield	6.4%-25.5%	11.7%
Subordinated Secured Debt	28,622	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	6.8x-7.8x	7.3x
Subordinated Secured Debt	46,914	Enterprise Value Waterfall (Market approach)	Revenue Multiple	0.3x-0.4x	0.3x
Subordinated Secured Debt (3)	327,741	Enterprise Value Waterfall (Market approach)	Book Value Multiple	0.8x-3.1x	2.5x
Subordinated Secured Debt (3)		Enterprise Value Waterfall (Market approach)	Earnings Multiple	8.0x-12.5x	9.3x
Subordinated Unsecured Debt	32,052	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	5.8x-10.8x	9.7x
Small Business Loans (4)	1,365	Discounted Cash Flow	Loss-adjusted Discount Rate	13.8%-28.6%	16.2%
CLO Residual Interest (5)	940,276	Discounted Cash Flow	Discount Rate	1.4%-21.7%	16.1%
Preferred Equity	11,169	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	4.0x-8.0x	4.6x
Preferred Equity	51,509	Enterprise Value Waterfall (Market approach)	Revenue Multiple	2.5x-3.0x	2.7x
Common Equity/Interests/Warrants	37,395	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	5.0x-7.8x	5.8x
Common Equity/Interests/Warrants	43,430	Enterprise Value Waterfall (Market approach)	Revenue Multiple	0.4x-3.0x	0.9x
Common Equity/Interests/Warrants (1)	69,927	Enterprise Value Waterfall	Loss-adjusted discount rate	3.0%-14.5%	11.5%
Common Equity/Interests/Warrants (2)	330,435	Enterprise Value Waterfall (NAV analysis)	Capitalization Rate	3.8%-7.6%	5.7%
Common Equity/Interests/Warrants (2)		Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Common Equity/Interests/Warrants (3)	179,589	Enterprise Value Waterfall (Market approach)	Book Value Multiple	0.8x-3.1x	2.4x
Common Equity/Interests/Warrants (3)		Enterprise Value Waterfall (Market approach)	Earnings Multiple	8.0x-12.5x	8.8x
Common Equity/Interests/Warrants (6)	94,718	Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Common Equity/Interests/Warrants	32,145	Discounted Cash Flow	Discount Rate	7.9%-16.5%	12.3%
Common Equity/Interests/Warrants	26,555	Liquidation Analysis	N/A	N/A	N/A
Escrow Receivable	856	Discounted Cash Flow	Discount Rate	6.9%-8.0%	7.5%
Total Level 3 Investments	$5,421,132

(1)
Represents an investment in a subsidiary of our controlled investment NPRC. The Enterprise Value Waterfall analysis of NPRC includes the fair value of the investments in such indirect subsidiary’s consumer loans purchased from online consumer lending platforms, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted in the table. In addition, the valuation also used projected loss rates as an unobservable input ranging from 0.01-22.7%, with a weighted average of 7.82%.

(2)	Represents our REIT investments. EV waterfall methodology uses both the net asset value analysis and discounted cash flow analysis, which are weighted equally (50%).

(3)
Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes book value and earnings multiples, as noted above. In addition, the valuation of certain consumer finance companies utilizes the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies the book value multiple and earnings multiple techniques are weighted 37.5% and the discounted cash flow technique is weighted 25%. For these companies the discount rate ranged from 13.5% to 16.5% with a weighted average of 14.7%.

(4)
Includes our investments in small business whole loans purchased from OnDeck. Valuation also used projected loss rates as an unobservable input ranging from 0.00%-0.82%, with a weighted average of 0.13%.

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
In determining the range of values for our investments in CLOs, the independent valuation firm use both a discounted single-path cash flow model and a discounted multi-path cash flow model. The valuations were accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view as well as to determine an appropriate call date (i.e., expected maturity). These risk factors are sensitized in the multi-path cash flow model using Monte Carlo simulations to generate probability-weighted (i.e., multi-path) cash flows for the underlying assets and liabilities. These cash flows are discounted using appropriate market discount rates, and relevant data in the CLO market and certain benchmark credit indices are considered, to determine the value of each CLO investment. In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the implied discount rate that would be effective for the value derived from the corresponding multi-path cash flow model.
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

If we acquire shares in “passive foreign investment companies” (“PFICs”) (including residual interest tranche investments in CLOs that are PFICs), we may be subject to federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend to our stockholders. Certain elections may be available to mitigate or eliminate such tax on excess distributions, but such elections (if available) will generally require us to recognize our share of the PFICs income for each year regardless of whether we receive any distributions from such PFICs. We must nonetheless distribute such income to maintain our status as a RIC.

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
During the six months ended December 31, 2017, the valuation methodology for Arctic Energy Services, LLC (“Arctic Energy”) changed to remove the liquidation analysis. As a result of the company’s performance and current market conditions, the fair value of our investment in Arctic Energy increased to $24,158 as of December 31, 2017, a discount of $36,718 from its amortized cost, compared to the $43,506 unrealized depreciation recorded at June 30, 2017.
During the six months ended December 31, 2017, the valuation methodology for Spartan Energy Services, Inc. (“Spartan”) changed to remove the waterfall and liquidation analysis and incorporated an income method approach. As a result of the company’s improved performance and current market conditions, the fair value of our investment in Spartan increased to $28,305 as of December 31, 2017, a premium of $1,843 from its amortized cost, compared to the $16,769 unrealized depreciation recorded at June 30, 2017.
During the six months ended December 31, 2017, one of our CLO investments was deemed to have an other-than-temporary impairment. In accordance with ASC 325-40, we recorded a total loss of $2,495 related to this investment for the amount our amortized cost exceeded fair value as of the respective determination dates.

During the six months ended December 31, 2017, we provided $52,914 of equity financing to NPRC for the acquisition of real estate properties and $1,112 of debt and $7,881 of equity financing to NPRC to fund capital expenditures for existing real estate properties.
During the six months ended December 31, 2017, we provided $19,233 and $10,356 of debt and equity financing, respectively, to NPRC and its wholly-owned subsidiaries to support the online consumer loans and online consumer loan backed products. In addition, during the six months ended December 31, 2017, we received partial repayments of $28,307 of our loans previously outstanding with NPRC and its wholly-owned subsidiaries and $10,403 as a return of capital on our equity investment in NPRC.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of December 31, 2017, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 105,315 individual loans and one securitization equity residual, and had an aggregate fair value of $629,837. The average outstanding individual loan balance was approximately $6 and the loans mature on dates ranging from January 1, 2018 to January 3, 2025 with a weighted-average outstanding term of 29 months as of December 31, 2017. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 24.8%. As of December 31, 2017, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $330,019.
As of December 31, 2017, based on outstanding principal balance, 4.5% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 14.1% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 81.4% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Weighted Average Interest Rate*
Super Prime	$28,643	$27,730	13.3%
Prime	90,104	85,268	16.0%
Near Prime**	521,139	483,150	26.9%
*Weighted by outstanding principal balance of the online consumer loans.
**A portion of these loans are sub-prime borrowers.

As of December 31, 2017, our investment in NPRC and its wholly-owned subsidiaries had an amortized cost of $843,859 and a fair value of $1,048,375, including our investment in online consumer lending as discussed above. The fair value of $718,356 related to NPRC’s real estate portfolio was comprised of forty multi-families properties, twelve self-storage units, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of December 31, 2017.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	46,700
3	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	20,324
4	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
5	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	177,455
6	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,375
7	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,845
8	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,700
9	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,550
10	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	14,092
11	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
12	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	19,918
13	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	23,264
14	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	32,901
15	Uptown Park Apartments II, LLC	Altamonte Springs, FL	11/19/2013	36,590	29,793
16	St. Marin Apartments II, LLC	Coppell, TX	11/19/2013	73,078	62,383
17	Atlanta Eastwood Village LLC	Stockbridge, GA	12/12/2013	25,957	22,729
18	Atlanta Monterey Village LLC	Jonesboro, GA	12/12/2013	11,501	11,059
19	Atlanta Hidden Creek LLC	Morrow, GA	12/12/2013	5,098	4,734
20	Atlanta Meadow Springs LLC	College Park, GA	12/12/2013	13,116	13,019
21	Atlanta Meadow View LLC	College Park, GA	12/12/2013	14,354	13,074
22	Atlanta Peachtree Landing LLC	Fairburn, GA	12/12/2013	17,224	15,486
23	NPH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	27,402
24	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	7,874
25	NPH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,527
26	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
27	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
28	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
29	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
30	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
31	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
32	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
33	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	8,927	6,695
34	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
35	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	74,109
36	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	13,055
37	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	13,502
38	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	23,256
39	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	14,480
40	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	14,115

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
41	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	18,328
42	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	17,200
43	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	9,600
44	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
45	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
46	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
47	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
48	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
49	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
50	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	41,250
51	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
52	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
53	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
54	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
55	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	44,727
56	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	5,548
57	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	17,487
58	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
59	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
60	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
61	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
62	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	44,044
63	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	14,185
				$1,773,290	$1,453,943
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
On December 11, 2017, Primesport, Inc. repaid the $53,001 Senior Secured Term Loan A and $71,481 Senior Secured Term Loan B loan receivable to us, for which we agreed to a payment to satisfy the loan less than the par amount and recorded a realized loss of $3,019, as a result of this transaction.

As of December 31, 2017, $3,115,072 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR floors ranging from 0.3% to 4.0%. As of December 31, 2017, $486,691 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 4.0% to 20.0%. As of June 30, 2017, $3,488,672 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR floors ranging from 0.3% to 4.0%. As of June 30, 2017, $489,007 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 4.0% to 20.0%.
At December 31, 2017, five loan investments were on non-accrual status: Ark-La-Tex Wireline Services, LLC (“Ark-La-Tex”), Edmentum Ultimate Holdings, LLC Unsecured Junior PIK Note, Nixon, Inc. (“Nixon”), United Sporting Companies, Inc. (“USC”), and USES Corp. (“USES”). At June 30, 2017, seven loan investments were on non-accrual status: Ark-La-Tex, Edmentum Ultimate Holdings, LLC Unsecured Junior PIK Note, Nixon, Spartan, USC, USES, and Venio. Cost balances of these loans amounted to $238,039 and $286,388 as of December 31, 2017 and June 30, 2017, respectively. The fair value of these loans amounted to $73,375 and $154,417 as of December 31, 2017 and June 30, 2017, respectively. The fair values of these investments represent approximately 1.2% and 2.5% of our total assets at fair value as of December 31, 2017 and June 30, 2017, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 4.00%. As of December 31, 2017 and June 30, 2017, we had $20,017 and $22,925, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of December 31, 2017 and June 30, 2017.
During the six months ended December 31, 2017 and the six months ended December 31, 2016, there were no sales of the senior secured Term Loan A investments. We serve as an agent for these loans and collect a servicing fee from the counterparties on behalf of the Investment Adviser. We receive a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser. See Note 13 for further discussion.
Unconsolidated Significant Subsidiaries
Our investments are generally in small and mid-sized companies in a variety of industries. In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, we must determine which of our unconsolidated controlled portfolio companies are considered “significant subsidiaries,” if any. In evaluating these investments, there are three tests utilized to determine if any of our controlled investments are considered significant subsidiaries: the asset test, the income test and the investment test. Rule 3-09 of Regulation S-X requires separate audited financial statements of an unconsolidated subsidiary in an annual report if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information in an annual report if any of the three tests exceeds 10%, and summarized financial information in a quarterly report if either the investment or income test exceeds 20% pursuant to Rule 10-01(b) of Regulation S-X.
The following table summarizes the results of our analysis for the three tests for the six months ended, December 31, 2017 and year ended June 30, 2017.

	Asset Test		Income Test		Investment Test
	Greater than 10% but Less than 20%	Greater than 20%	Greater than 10% but Less than 20%	Greater than 20%	Greater than 10% but Less than 20%	Greater than 20%
Six Months Ended December 31, 2017	N/A	N/A	N/A	First Tower Finance NPRC	N/A	-
Year Ended June 30, 2017	-	NPRC	First Tower Finance USES	NPRC	NPRC	-
Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment or the marking to fair value of an investment in any given year can be highly concentrated among several investments. After performing the income analysis for the six months ended December 31, 2017, as currently promulgated by the SEC, we determined that two of our controlled investments individually generated more than 20% of our income, primarily due to the unrealized gains that were recognized on the investments during the six months ended December 31, 2017. We do not believe that the calculation promulgated by the SEC correctly identifies significant subsidiaries but have included First Tower Finance Company LLC (“First Tower Finance”) and NPRC as significant subsidiaries. NPRC, an unconsolidated majority-owned portfolio company, was considered a significant subsidiary at the 20% level as of and during the period ended December 31, 2017 and year ended June 30, 2017.

The following tables show summarized financial information for First Tower Finance, which met the 20% income test for the six months ended December 31, 2017:

	December 31, 2017	June 30, 2017
Balance Sheet Data
Cash and cash equivalents	$73,895	$77,058
Accounts receivable, net	487,322	432,278
Property, plant and equipment, net	27,126	24,919
Intangibles, including goodwill	83,285	90,897
Other assets	5,434	2,404
Notes payable, due to Prospect or Affiliate	337,254	339,595
Other liabilities	393,205	341,553
Total equity	(53,397)	(53,592)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Summary of Operations
Total revenue	$59,659	$58,157	117,202	$114,735
Total expenses	60,238	63,047	118,366	123,579
Net loss	$(579)	$(4,890)	$(1,164)	$(8,844)
The following tables show summarized financial information for NPRC, which met the 20% income test for the six months ended December 31, 2017:

	December 31, 2017	June 30, 2017
Balance Sheet Data
Cash and cash equivalents	$98,235	$94,394
Real estate, net	1,602,128	1,452,424
Unsecured consumer loans, at fair value	631,102	648,277
Other assets	44,149	40,386
Mortgages payable	1,450,235	1,310,462
Revolving credit facilities and other secured financing	351,329	341,878
Notes payable, due to Prospect or Affiliate	552,753	559,464
Other liabilities	38,840	37,339
Total equity	(17,543)	(13,662)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Summary of Operations
Total revenue	$99,458	$109,099	$198,343	$193,838
Total expenses	85,292	84,289	167,470	155,309
Operating income	14,166	24,810	30,873	38,529
Depreciation and amortization	(16,502)	(20,275)	(35,602)	(33,296)
Fair value adjustment	(29,441)	(28,207)	(60,255)	(46,914)
Net loss	$(31,777)	$(23,672)	$(64,984)	$(41,681)

The SEC has requested comments on the proper mechanics of how the calculations related to Rules 3-09 and 4-08(g) of Regulation S-X should be completed. There is currently diversity in practice for the calculations. We expect that the SEC will clarify the calculation methods in the future.
Note 4. Revolving Credit Facility
On August 29, 2014, we renegotiated our previous credit facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility” or the “Revolving Credit Facility”). The lenders have extended commitments of $885,000 under the 2014 Facility as of December 31, 2017. The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.
The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of December 31, 2017, we were in compliance with the applicable covenants.
Interest on borrowings under the 2014 Facility is one-month LIBOR plus 225 basis points. Additionally, the lenders charge a fee on the unused portion of the 2014 Facility equal to either 50 basis points if at least 35% of the credit facility is drawn or 100 basis points otherwise. The 2014 Facility requires us to pledge assets as collateral in order to borrow under the credit facility.
As of December 31, 2017 and June 30, 2017, we had $508,851 and $665,409, respectively, available to us for borrowing under the Revolving Credit Facility, of which nothing was outstanding at either date. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $885,000. As of December 31, 2017, the investments, including cash and money market funds, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,305,210, which represents 22.1% of our total investments, including cash and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $12,405 of new fees and $3,539 were carried over for continuing participants from the previous facility, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of December 31, 2017, $3,394 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended December 31, 2017 and December 31, 2016, we recorded $3,387 and $3,066, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the six months ended December 31, 2017 and December 31, 2016, we recorded $6,341 and $6,029, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
Note 5. Convertible Notes
On February 18, 2011, we issued $172,500 aggregate principal amount of convertible notes that matured on August 15, 2016 (the “2016 Notes”). The 2016 Notes bore interest at a rate of 5.50% per year, payable semi-annually on February 15 and August 15 of each year, beginning August 15, 2011. Total proceeds from the issuance of the 2016 Notes, net of underwriting discounts and offering costs, were $167,325. Between January 30, 2012 and February 2, 2012, we repurchased $5,000 aggregate principal amount of the 2016 Notes at a price of 97.5, including commissions. The transactions resulted in our recognizing $10 of loss in the year ended June 30, 2012. On August 15, 2016, we repaid the outstanding principal amount of the 2016 Notes, plus interest. No gain or loss was realized on the transaction.
On April 16, 2012, we issued $130,000 aggregate principal amount of convertible notes that matured on October 15, 2017 (the “2017 Notes”). The 2017 Notes bore interest at a rate of 5.375% per year, payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2012. Total proceeds from the issuance of the 2017 Notes, net of underwriting discounts and offering costs, were $126,035. On March 28, 2016, we repurchased $500 aggregate principal amount of the 2017 Notes at a price of 98.25, including commissions. The transaction resulted in our recognizing a $9 gain for the period ended March 31, 2016. On April 6, 2017, we repurchased $78,766 aggregate principal amount of the 2017 Notes at a price of 102.0, including commissions.

The transaction resulted in our recognizing a $1,786 loss during the three months ended June 30, 2017. On October 15, 2017, we repaid the outstanding principal amount of the 2017 Notes, plus interest. No gain or loss was realized on the transaction.
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
Certain key terms related to the convertible features for the 2018 Notes, the 2019 Notes, the 2020 Notes and the 2022 Notes (collectively, the “Convertible Notes”) are listed below.

	2018 Notes	2019 Notes	2020 Notes	2022 Notes
Initial conversion rate(1)	82.3451	79.7766	80.6647	100.2305
Initial conversion price	$12.14	$12.54	$12.40	$9.98
Conversion rate at December 31, 2017(1)(2)	84.1497	79.8360	80.6670	100.2305
Conversion price at December 31, 2017(2)(3)	$11.88	$12.53	$12.40	$9.98
Last conversion price calculation date	8/14/2017	12/21/2017	4/11/2017	4/11/2017
Dividend threshold amount (per share)(4)	$0.101600	$0.110025	$0.110525	$0.083330

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)	The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

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
In connection with the issuance of the Convertible Notes, we incurred $32,147 of fees which are being amortized over the terms of the notes, of which $13,186 remains to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities as of December 31, 2017.
During the three months ended December 31, 2017 and December 31, 2016, we recorded $13,003 and 13,477, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the six months ended December 31, 2017 and December 31, 2016, we recorded $26,659 and $28,190, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
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
On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market program with FBR Capital Markets & Co. through which we could sell, by means of at-the-market offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes. As of December 31, 2017, we issued $199,281 in aggregate principal amount of our 2024 Notes for net proceeds of $193,253 after commissions and offering costs.
The 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes, we incurred $13,613 of fees which are being amortized over the term of the notes, of which $8,214 remains to be amortized and is included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities as of December 31, 2017.
During the three months ended December 31, 2017 and December 31, 2016, we recorded $11,048 and $11,058, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the six months ended December 31, 2017 and December 31, 2016, we recorded $22,089 and $21,838, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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

During the six months ended December 31, 2017, we issued $52,177 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $51,398. These notes were issued with stated interest rates ranging from 4.00% to 5.00% with a weighted average interest rate of 4.39%. These notes mature between July 15, 2022 and December 15, 2025. The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2017.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$31,950	4.00%–4.75%	4.23%	July 15, 2022 – December 15, 2022
7	2,825	4.75%–5.00%	4.94%	July 15, 2024
8	17,402	4.50%–5.00%	4.61%	August 15, 2025 – December 15, 2025
	$52,177
During the six months ended December 31, 2016, we issued $64,731 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $63,926. These notes were issued with stated interest rates ranging from 4.75% to 5.50% with a weighted average interest rate of 5.25%. These notes mature between July 15, 2021 and December 15, 2021. The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2016.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$64,731	4.75%–5.50%	5.25%	July 15, 2021 – December 15, 2021
During the six months ended December 31, 2017, we redeemed $181,538 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.85% in order to replace shorter maturity debt with longer-term debt. During the six months ended December 31, 2017, we repaid $3,793 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the six months ended December 31, 2017 was $932. The following table summarizes the Prospect Capital InterNotes® outstanding as of December 31, 2017.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
4	$9,750	4.00%	4.00%	January 15, 2018
5	266,923	4.00%–5.50%	4.96%	July 15, 2018 – December 15, 2022
5.2	4,440	4.63%	4.63%	August 15, 2020 – September 15, 2020
5.3	2,636	4.63%	4.63%	September 15, 2020
5.4	5,000	4.75%	4.75%	August 15, 2019
5.5	104,790	4.25%–4.75%	4.63%	May 15, 2020 – November 15, 2020
6	2,182	4.88%	4.88%	April 15, 2021 – May 15, 2021
6.5	40,652	5.10%–5.50%	5.24%	February 15, 2020 – May 15, 2022
7	155,298	4.00%–5.75%	5.09%	January 15, 2020 – July 15, 2024
7.5	1,996	5.75%	5.75%	February 15, 2021
8	17,402	4.50%–5.00%	4.61%	August 15, 2025 – December 15, 2025
10	37,434	4.32%–7.00%	6.15%	March 15, 2022 – December 15, 2025
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,177	5.25%–6.00%	5.35%	May 15, 2028 – November 15, 2028
18	21,098	4.13%–6.25%	5.54%	December 15, 2030 – August 15, 2031
20	4,187	5.75%–6.00%	5.90%	November 15, 2032 – October 15, 2033
25	33,711	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	109,843	5.50%–6.75%	6.24%	November 15, 2042 – October 15, 2043
	$837,497

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
	$980,494
In connection with the issuance of Prospect Capital InterNotes®, we incurred $24,485 of fees which are being amortized over the term of the notes, of which $13,114 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of December 31, 2017.
During the three months ended December 31, 2017 and December 31, 2016, we recorded $11,910 and $13,247, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the six months ended December 31, 2017 and December 31, 2016, we recorded $25,294 and $26,460, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.

Note 8. Fair Value and Maturity of Debt Outstanding
The following table shows our outstanding debt as of December 31, 2017.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility(2)	$—	$3,394	$—	(3)	$—		1ML+2.25%	(6)

2018 Notes	85,419	117	85,302		85,937	(4)	6.42%	(7)
2019 Notes	200,000	1,266	198,734		205,474	(4)	6.51%	(7)
2020 Notes	392,000	5,379	386,621		393,831	(4)	5.38%	(7)
2022 Notes	225,000	6,424	218,576		225,621	(4)	5.63%	(7)
Convertible Notes	902,419	13,186	889,233		910,863

5.00% 2019 Notes	300,000	1,303	298,697		307,974	(4)	5.29%	(7)
2023 Notes	250,000	3,782	246,218		259,015	(4)	6.09%	(7)
2024 Notes	199,281	4,878	194,403		206,455	(4)	6.74%	(7)
Public Notes	749,281	9,963	739,318		773,444

Prospect Capital InterNotes®	837,497	13,114	824,383		880,065	(5)	5.55%	(8)
Total	$2,489,197	$39,657	$2,452,934		$2,564,372

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of December 31, 2017.

(2)	The maximum draw amount of the Revolving Credit facility as of December 31, 2017 is $885,000.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Note 2 for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

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

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of December 31, 2017.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$—	$—	$—	$—	$—
Convertible Notes	902,419	85,419	592,000	225,000	—
Public Notes	749,281	—	300,000	—	449,281
Prospect Capital InterNotes®	837,497	28,197	294,936	281,595	232,769
Total Contractual Obligations	$2,489,197	$113,616	$1,186,936	$506,595	$682,050

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
We did not repurchase any shares of our common stock during the six months ended December 31, 2017 and December 31, 2016. As of December 31, 2017, the approximate dollar value of shares that may yet be purchased under the plan is $65,860.

Excluding dividend reinvestments, during the six months ended December 31, 2017 and December 31, 2016, we did not issue any shares of our common stock.
On August 31, 2016, we filed a registration statement on Form N-2 (File No. 333-213391) with the SEC. We subsequently filed a Pre-Effective Amendment No. 2 thereto on November 1, 2016, which the SEC declared effective on November 3, 2016. On October 26, 2017, we filed Post-Effective Amendment No. 50 to the registration statement, which the SEC declared effective on October 30, 2017. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $5,000,000 in securities, consisting of common stock, preferred stock, debt securities, subscription rights to purchase our securities, warrants representing rights to purchase our securities or separately tradeable units combining two or more of our securities. As of December 31, 2017, we have the ability to issue up to $4,639,035 in securities under the registration statement.
During the six months ended December 31, 2017 and December 31, 2016, we distributed approximately $146,559 and $179,097, respectively, to our stockholders. The following table summarizes our distributions declared and payable for the six months ended December 31, 2016 and December 31, 2017.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/9/2016	7/29/2016	8/18/2016	$0.083330	$29,783
5/9/2016	8/31/2016	9/22/2016	0.083330	29,809
8/25/2016	9/30/2016	10/20/2016	0.083330	29,837
8/25/2016	10/31/2016	11/17/2016	0.083330	29,863
11/8/2016	11/30/2016	12/22/2016	0.083330	29,890
11/8/2016	12/30/2016	1/19/2017	0.083330	29,915
Total declared and payable for the six months ended December 31, 2016				$179,097

5/9/2017	7/31/2017	8/24/2017	$0.083330	$30,011
5/9/2017	8/31/2017	9/21/2017	0.083330	30,017
8/28/2017	9/29/2017	10/19/2017	0.060000	21,619
8/28/2017	10/31/2017	11/22/2017	0.060000	21,623
11/8/2017	11/30/2017	12/21/2017	0.060000	21,630
11/8/2017	12/29/2017	1/18/2018	0.060000	21,659
Total declared and payable for the six months ended December 31, 2017				$146,559

Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during six months ended December 31, 2017 and December 31, 2016. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to December 31, 2017:

•	$0.06 per share for January 2018 to holders of record on January 31, 2018 with a payment date of February 15, 2018.
During the six months ended December 31, 2017 and December 31, 2016, we issued 903,819 and 1,893,049 shares of our common stock, respectively, in connection with the dividend reinvestment plan.
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

During the six months ended December 31, 2017, Prospect officers purchased 9,093,856 shares of our stock, or 2.52% of total outstanding shares as of December 31, 2017, both through the open market transactions and shares issued in connection with our dividend reinvestment plan.
As of December 31, 2017, we have reserved 77,328,527 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5).
Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three and six months ended December 31, 2017 and December 31, 2016.

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Structuring and amendment fees	$6,751	$5,797	$14,958	$10,273
Royalty and Net Revenue interests	1,872	1,333	3,450	2,503
Administrative agent fees	69	180	234	332
Total Other Income	$8,692	$7,310	$18,642	$13,108
Note 11. Net Increase in Net Assets per Share
The following information sets forth the computation of net increase in net assets resulting from operations per share during the three and six months ended December 31, 2017 and December 31, 2016.

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net increase in net assets resulting from operations	121,727	$100,880	133,700	$182,246
Weighted average common shares outstanding	360,473,705	358,494,783	360,322,770	358,011,031
Net increase in net assets resulting from operations per share	0.34	$0.28	0.37	$0.51
Note 12. Income Taxes
While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is August 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified. The tax return for the tax year ended August 31, 2017 has not been filed. Taxable income and all amounts related to taxable income for the tax year ended August 31, 2017 are estimates and will not be final until the Company’s tax return is filed.
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
We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. shareholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. For the 2017 calendar year, 49.94% of our distributions as of December 31, 2017 qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. shareholders.

For the tax year ending August 31, 2018, the tax character of dividends paid to shareholders through December 31, 2017 is expected to be ordinary income. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending August 31, 2018.

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

	Tax Year Ended August 31,
	2017	2016	2015
Net increase in net assets resulting from operations	$254,766	$262,831	$360,572
Net realized loss on investments	100,765	22,666	164,230
Net unrealized (gains) losses on investments	(61,939)	73,181	(157,745)
Other temporary book-to-tax differences	(27,112)	(56,036)	98,289
Permanent differences	(772)	2,489	2,436
Taxable income before deductions for distributions	$265,708	$305,131	$467,782
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
As of December 31, 2017, the cost basis of investments for tax purposes was $5,647,330 resulting in estimated gross unrealized gains and losses of $408,072 and $634,270, respectively. As of June 30, 2017, the cost basis of investments for tax purposes was $5,999,218 resulting in estimated gross unrealized gains and losses of $337,903 and $498,816, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of December 31, 2017 and June 30, 2017 was calculated based on the book cost of investments as of December 31, 2017 and June 30, 2017, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2017 and 2016, respectively.
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
The total gross base management fee incurred to the favor of the Investment Adviser was $29,742 and $31,095 during the three months ended December 31, 2017 and December 31, 2016, respectively. The total gross base management fee incurred to the favor of the Investment Adviser was $60,121 and $62,435 during the six months ended December 31, 2017 and December 31, 2016, respectively.
The Investment Adviser has entered into a servicing agreement with certain institutions that purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. During the three months ended December 31, 2017 and December 31, 2016, we received payments of $183 and $209, respectively, from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments, which reduced the base management fees to $29,559 and $30,886 for the three months ended December 31, 2017 and December 31, 2016, respectively. During the six months ended December 31, 2017 and December 31, 2016, we received payments of $399 and $757, respectively, from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments, which reduced the base management fees to $59,722 and $61,678 for the six months ended December 31, 2017 and December 31, 2016, respectively.
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
The total income incentive fee incurred was $18,298 and $21,101 during the three months ended December 31, 2017 and December 31, 2016, respectively. The fees incurred for the six months ended December 31, 2017 and December 31, 2016 were$34,231 and $40,831, respectively. No capital gains incentive fee was incurred during the three or six months ended December 31, 2017 and December 31, 2016.
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
The allocation of gross overhead expense from Prospect Administration was $3,827 and $3,566 for the three months ended December 31, 2017 and December 31, 2016, respectively. Prospect Administration received estimated payments of $4,651 and

$909 directly from our portfolio companies, insurance carrier, and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the three months ended December 31, 2017 and December 31, 2016, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. Net overhead during the three months ended December 31, 2017 and December 31, 2016 totaled $(824) and $2,657, respectively.
The allocation of gross overhead expense from Prospect Administration was $8,496 and $8,437 for the six months ended December 31, 2017 and December 31, 2016, respectively. Prospect Administration received estimated payments of $5,792 and $2,247 directly from our portfolio companies, insurance carrier, and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the six months ended December 31, 2017 and December 31, 2016, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. Net overhead during the six months ended December 31, 2017 and December 31, 2016 totaled $2,704 and $6,190, respectively.
As of December 31, 2017, we accrued a receivable from Prospect Administration of $2,170 that will be reimbursed to us.
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
During the three months ended December 31, 2017 and December 31, 2016, we received payments of $493 and $1,179, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the six months ended December 31, 2017 and December 31, 2016, we received payments of $1,586 and $2,898, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. See Note 14 for further discussion.
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
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the three months ended December 31, 2017 and December 31, 2016, we recognized expenses that were reimbursed for valuation services of $50 and $28, respectively. During the six months ended December 31, 2017 and December 31, 2016, we recognized expenses that were reimbursed for valuation services of $102 and $52, respectively. Conversely, Priority Income Fund, Inc. and Pathway Energy Infrastructure Fund, Inc. reimburse us for software fees, expenses which were initially incurred by Prospect. As of December 31, 2017 and June 30, 2017 we accrued a receivable from Priority Income Fund, Inc. and Pathway Energy Infrastructure Fund, Inc. for software fees of $88 and $14, respectively, which will be reimbursed to us.

As of December 31, 2017, we had co-investments with Priority Income Fund, Inc. in the following CLO funds: Apidos CLO XXII, Babson CLO Ltd. 2014-III, Carlyle Global Market Strategies CLO 2016-3, Ltd., Cent CLO 21 Limited, CIFC Funding 2014-IV Investor, Ltd., CIFC Funding 2016-I, Ltd., Galaxy XVII CLO, Ltd., Halcyon Loan Advisors Funding 2014-2 Ltd., Halcyon Loan Advisors Funding 2015-3 Ltd., HarbourView CLO VII, Ltd., Jefferson Mill CLO Ltd., Mountain View CLO IX Ltd., Octagon Investment Partners XVIII, Ltd., Symphony CLO XIV Ltd., Voya IM CLO 2014-1 Ltd., Voya CLO 2016-3, Ltd., Voya CLO 2017-3, Ltd. and Washington Mill CLO Ltd; however HarbourView CLO VII, Ltd. and Octagon Investment Partners XVIII, Ltd. are not considered co-investments pursuant to the Order as they were purchased on the secondary market.
As of December 31, 2017, we had a co-investment with Pathway Energy Infrastructure Fund, Inc. in Carlyle Global Market Strategies CLO 2014-4, Ltd.; however, this investment is not considered a co-investment pursuant to the Order as it was purchased on the secondary market.
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

June 30, 2017	$150
December 31, 2017	175

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
During the three months ended June 30, 2017, Prospect recognized $153 in other income related to amendment fee income.

On August 1, 2017, we entered into a participation agreement with CCPI management, and sold $144 of Prospect's investment in the Term Loan B debt.

The following amounts were paid from CCPI to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended December 31, 2016	$113
Three Months Ended December 31, 2017	112
Six Months Ended December 31, 2016	225
Six Months Ended December 31, 2017	225
During the six months ended December 31, 2016, Prospect reclassified $123 of return of capital received from CCPI in prior periods as dividend income.

The following interest payments were accrued and paid from CCPI to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2016	$748
Three Months Ended December 31, 2017	928
Six Months Ended December 31, 2016	1,498
Six Months Ended December 31, 2017	1,863
The following managerial assistance payments were paid from CCPI to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2016	$60
Three Months Ended December 31, 2017	60
Six Months Ended December 31, 2016	120
Six Months Ended December 31, 2017	120
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$60
December 31, 2017	60
The following payments were paid from CCPI to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to CCPI (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2016	$—
Three Months Ended December 31, 2017	—
Six Months Ended December 31, 2016	—
Six Months Ended December 31, 2017	45

The following amounts were due from CCPI to Prospect for reimbursement of expenses paid by Prospect on behalf of CCPI and were included by Prospect within other receivables:

June 30, 2017	$1
December 31, 2017	23
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
On October 1, 2017 we restructured our investment in CP Energy. Concurrent with the restructuring, we exchanged $35,048 of Series B Convertible Preferred Stock for $35,048 of senior secured debt. During the six months ended December 31, 2017, we received $228 of an advisory fee related to the above transaction, which we recognized as other income.

The following interest payments were accrued and paid from CP Energy to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2016	$—
Three Months Ended December 31, 2017	1,105
Six Months Ended December 31, 2016	—
Six Months Ended December 31, 2017	1,105
The following interest income recognized had not yet been paid by CP Energy to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$—
December 31, 2017	12
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$75
December 31, 2017	100
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
During the six months ended December 31, 2017, $940 of the aforementioned original issue discount of $7,521 accreted.

The following interest payments were accrued and paid from Credit Central to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2016	$2,868
Three Months Ended December 31, 2017	3,161
Six Months Ended December 31, 2016	4,988
Six Months Ended December 31, 2017	6,241
Included above, the following payment-in-kind interest from Credit Central was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2016	$859
Three Months Ended December 31, 2017	—
Six Months Ended December 31, 2016	1,916
Six Months Ended December 31, 2017	—
The following interest income recognized had not yet been paid by Credit Central to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$29
December 31, 2017	—
The following net revenue interest payments were paid from Credit Central to Prospect and recognized by Prospect as other income:

Three Months Ended December 31, 2016	$—
Three Months Ended December 31, 2017	317
Six Months Ended December 31, 2016	—
Six Months Ended December 31, 2017	317
The following managerial assistance payments were paid from Credit Central to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2016	$175
Three Months Ended December 31, 2017	175
Six Months Ended December 31, 2016	350
Six Months Ended December 31, 2017	350
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$175
December 31, 2017	175
The following amounts were due from Credit Central to Prospect for reimbursement of expenses paid by Prospect on behalf of CCPI and were included by Prospect within other receivables:

June 30, 2017	$—
December 31, 2017	8

Echelon Aviation LLC
Prospect owns 100% of the membership interests of Echelon Aviation LLC (“Echelon”). Echelon owns 60.7% of the equity of AerLift Leasing Limited (“AerLift”).
On September 28, 2016, Echelon made an optional partial prepayment of $6,800 of the Senior Secured Revolving Credit Facility outstanding.
During the six months ended December 31, 2016, Echelon issued 36,275 Class B shares to the company’s President, decreasing Prospect’s ownership to 98.56%.
On December 9, 2016, Prospect made a follow-on $16,044 first lien senior secured debt and $2,830 equity investment in Echelon to support an asset acquisition, increasing Prospect’s ownership to 98.71%. Prospect also recognized $1,121 in structuring fee income as a result of the transaction.

The following dividends were declared and paid from Echelon to Prospect and recognized as dividend income by Prospect:

Three Months Ended December 31, 2016	$—
Three Months Ended December 31, 2017	—
Six Months Ended December 31, 2016	200
Six Months Ended December 31, 2017	—
All dividends were paid from earnings and profits of Echelon.
The following interest payments were accrued and paid from Echelon to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2016	$1,234
Three Months Ended December 31, 2017	1,603
Six Months Ended December 31, 2016	2,580
Six Months Ended December 31, 2017	3,206
The following interest income recognized had not yet been paid by Echelon to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$2,631
December 31, 2017	2,683
The following managerial assistance payments were paid from Echelon to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2016	$63
Three Months Ended December 31, 2017	63
Six Months Ended December 31, 2016	125
Six Months Ended December 31, 2017	125
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$63
December 31, 2017	63

The following payments were paid from Echelon to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Echelon (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2016	$—
Three Months Ended December 31, 2017	—
Six Months Ended December 31, 2016	120
Six Months Ended December 31, 2017	—
The following amounts were due from Credit Central to Prospect for reimbursement of expenses paid by Prospect on behalf of Echelon and were included by Prospect within other receivables:

June 30, 2017	$—
December 31, 2017	39
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
During the year ended June 30, 2017, Prospect funded an additional $7,835 in the second lien revolving credit facility.
During the six months ended ended December 31, 2017, Prospect funded an additional $5,394 in the second lien revolving credit facility.
The following amounts were paid from Edmentum to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended December 31, 2016	$—
Three Months Ended December 31, 2017	—
Six Months Ended December 31, 2016	6,424
Six Months Ended December 31, 2017	7,834
The following interest payments were accrued and paid from Edmentum to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2016	$895
Three Months Ended December 31, 2017	203
Six Months Ended December 31, 2016	1,830
Six Months Ended December 31, 2017	415
Included above, the following payment-in-kind interest from Edmentum was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2016	$896
Three Months Ended December 31, 2017	153
Six Months Ended December 31, 2016	1,771
Six Months Ended December 31, 2017	302
The following interest income recognized had not yet been paid by Edmentum to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$167
December 31, 2017	144

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
During the three months ended December 31, 2016, Prospect made an additional $8,005 equity investment to First Tower.
The following amounts were paid from First Tower to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended December 31, 2016	$—
Three Months Ended December 31, 2017	1,301
Six Months Ended December 31, 2016	936
Six Months Ended December 31, 2017	3,211
The following interest payments were accrued and paid from First Tower to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2016	$14,476
Three Months Ended December 31, 2017	11,261
Six Months Ended December 31, 2016	28,900
Six Months Ended December 31, 2017	22,603
Included above, the following payment-in-kind interest from First Tower was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2016	$1,632
Three Months Ended December 31, 2017	—
Six Months Ended December 31, 2016	3,384
Six Months Ended December 31, 2017	869
The following interest income recognized had not yet been paid by First Tower to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$123
December 31, 2017	3,910
The following managerial assistance payments were paid from First Tower to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2016	$600
Three Months Ended December 31, 2017	—
Six Months Ended December 31, 2016	1,200
Six Months Ended December 31, 2017	—
The following managerial assistance payments received by Prospect have not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$600
December 31, 2017	—
The following managerial assistance recognized had not yet been paid by First Tower to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2017	$—
December 31, 2017	600
The following amounts were due from First Tower to Prospect for reimbursement of expenses paid by Prospect on behalf of First Tower and were included by Prospect within other receivables:

June 30, 2017	$1
December 31, 2017	11
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
During the six months ended December 31, 2017, Prospect purchased an additional $200 in membership interests in Freedom Marine to support its ongoing operations and liquidity needs.

The following managerial assistance recognized had not yet been paid by Freedom Marine to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2017	$525
December 31, 2017	675
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
During the three months ended December 31, 2016, Prospect formed a separate legal entity, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 96.88% of the equity, and MITY-Lite management owns the remaining portion.  MITY FSC does not have material operations.  This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distribute it to its shareholders based on pro-rata ownership.  During the six months ended December 31, 2017, we received $1,094 of such commission, which we recognized as other income.
On January 17, 2017, Prospect invested an additional $8,000 of Senior Secured Note A and $8,000 of Senior Secured Term Loan B debt investments in MITY to fund an acquisition. Prospect recognized structuring fee income of $480 from this additional investment.

The following interest payments were accrued and paid from MITY to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2016	$1,307
Three Months Ended December 31, 2017	1,920
Six Months Ended December 31, 2016	2,613
Six Months Ended December 31, 2017	3,840
The following interest income recognized had not yet been paid by MITY to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$21
December 31, 2017	—
The following interest payments were accrued and paid from Broda Canada to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2016	$141
Three Months Ended December 31, 2017	148
Six Months Ended December 31, 2016	286
Six Months Ended December 31, 2017	299
The following interest income recognized had not yet been paid by Broda Canada to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$46
December 31, 2017	—
During the six months ended December 31, 2016, there was a favorable fluctuation in the foreign currency exchange rate and Prospect recognized $5 of realized gain related to its investment in Broda Canada. During the six months ended December 31, 2017, there was a favorable fluctuation in the foreign currency exchange rate and Prospect recognized $11 of realized gain related to its investment in Broda Canada.

The following managerial assistance payments were paid from MITY to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2016	$75
Three Months Ended December 31, 2017	75
Six Months Ended December 31, 2016	150
Six Months Ended December 31, 2017	150
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$75
December 31, 2017	75
The following amounts were due from MITY to Prospect for reimbursement of expenses paid by Prospect on behalf of MITY and included by Prospect within other receivables:

June 30, 2017	$—
December 31, 2017	2
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
On October 10, 2017, Prospect purchased additional common equity of NPRC through NPH for $4,094. NPRC utilized $4,091 of the proceeds as a capital contribution in multiple JV entities that own ten multi-family properties and to pay $3 for legal services provided by attorneys at Prospect Administration. The minority interest holder also contributed $87 of additional capital in the JV entities. The proceeds were utilized by the JV entities to fund $4,178 of capital expenditures.
On October 31, 2017, Prospect purchased additional common equity of NPRC through NPH for $27,004. The proceeds were utilized by NPRC to purchase a 92.5% ownership interest in Baymeadows Holdings LLC for $26,974 and to pay $30 for tax and legal services provided by professionals at Prospect Administration. The minority interest holder purchased ownership interest in the JV for $2,187. The JV utilized the total proceeds, which included debt financing of $88,800, to acquire $111,000 of multi-family real estate assets. The remaining proceeds were used by the JV to pay $539 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $802 of third party expenses, $546 of pre-funded capital expenditures, $3,016 of prepaid assets, and $2,058 was retained by the JV as working capital.
On November 8, 2017, Prospect purchased additional common equity of NPRC through NPH for $15,911. The proceeds were utilized by NPRC to purchase a 92.5% ownership interest in Southfield Holdings LLC for $15,849, pay $10 for tax and legal services provided by professionals at Prospect Administration, and $52 was retained as working capital. The minority interest holder purchased ownership interest in the JV for $1,285. The JV utilized the total proceeds, which included debt financing of $58,229, to acquire $68,500 of multi-family real estate assets. The remaining proceeds were used by the JV to pay $317 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $263 of third party expenses, $3,138 of pre-funded capital expenditures, $2,860 of prepaid assets, and $285 was retained by the JV as working capital.
On November 17, 2017, Prospect purchased additional common equity of NPRC through NPH for $1,019. NPRC utilized $1,018 of the proceeds as a capital contribution in multiple JV entities that own seven multi-family properties and to pay $1 for legal services provided by attorneys at Prospect Administration. The minority interest holder also contributed $82 of additional capital in the JV entities. The proceeds were used by the JV entities to fund $1,100 of capital expenditures.
On December, 29, 2017, Prospect purchased additional common equity of NPRC through NPH for $10,000. NPRC utilized $1,603 of the proceeds to fund the lender rate-lock deposit and initial deposits required under the purchase and sale agreement of a JV real estate transaction. The remaining $8,397 of proceeds were retained by NPRC to acquire a controlling interest in the JV real estate transaction.
During the six months ended December 31, 2017, we provided $19,233 and $10,356 of debt and equity financing, respectively, to NPRC and its wholly-owned subsidiaries to support the online consumer loans and online consumer loan backed products. In addition, during the six months ended December 31, 2017, we received partial repayments of $28,307 of our loans previously outstanding with NPRC and its wholly-owned subsidiaries and $10,403 as a return of capital on our equity investment in NPRC.
The following interest payments were accrued and paid by NPRC to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2016	$18,736
Three Months Ended December 31, 2017	17,598
Six Months Ended December 31, 2016	34,780
Six Months Ended December 31, 2017	34,936
Included above, the following payment-in-kind interest from NPRC was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2016	$—
Three Months Ended December 31, 2017	776
Six Months Ended December 31, 2016	—
Six Months Ended December 31, 2017	776
The following interest income recognized had not yet been paid by NPRC to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$147
December 31, 2017	554
The following interest payments were accrued and paid by ACLLH to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2016	$3,152
Three Months Ended December 31, 2017	816
Six Months Ended December 31, 2016	8,421
Six Months Ended December 31, 2017	2,618

The following interest income recognized had not yet been paid by ACLLH to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$27
December 31, 2017	19
The following interest payments were accrued and paid by ACLL to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2016	$1,365
Three Months Ended December 31, 2017	5,188
Six Months Ended December 31, 2016	1,600
Six Months Ended December 31, 2017	9,391
The following interest income recognized had not yet been paid by ACLL to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$39
December 31, 2017	177
The following net revenue interest payments were paid from NPRC to Prospect and recognized by Prospect as other income:

Three Months Ended December 31, 2016	$1,318
Three Months Ended December 31, 2017	1,554
Six Months Ended December 31, 2016	2,489
Six Months Ended December 31, 2017	3,132
The following structuring fees were paid from NPRC to Prospect and recognized by Prospect as other income:

Three Months Ended December 31, 2016	$261
Three Months Ended December 31, 2017	768
Six Months Ended December 31, 2016	1,320
Six Months Ended December 31, 2017	781
The following structuring fees were paid from ACLLH to Prospect and recognized by Prospect as other income:

Three Months Ended December 31, 2016	$625
Three Months Ended December 31, 2017	—
Six Months Ended December 31, 2016	1,336
Six Months Ended December 31, 2017	288
The following managerial assistance payments were paid from NPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2016	$325
Three Months Ended December 31, 2017	325
Six Months Ended December 31, 2016	650
Six Months Ended December 31, 2017	650
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$325
December 31, 2017	325

The following payments were paid from NPRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to NPRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2016	$500
Three Months Ended December 31, 2017	314
Six Months Ended December 31, 2016	1,436
Six Months Ended December 31, 2017	1,151
The following amounts were due from NPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of NPRC and included by Prospect within other receivables:

June 30, 2017	$6
December 31, 2017	17
The following amounts were due from ACLLH to Prospect for reimbursement of expenses paid by Prospect on behalf of ACLLH and included by Prospect within other receivables:

June 30, 2017	$1
December 31, 2017	3
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
On May 31, 2017, Prospect made an additional equity investment totaling $1,889, and Prospect’s ownership in Nationwide did not change.
On October 31, 2017, Prospect made an additional equity investment totaling $3,779, and Prospect’s ownership in Nationwide did not change.
The following dividends were declared and paid from Nationwide to Prospect and recognized as dividend income by Prospect:

Three Months Ended December 31, 2016	$739
Three Months Ended December 31, 2017	—
Six Months Ended December 31, 2016	2,581
Six Months Ended December 31, 2017	—
All dividends were paid from earnings and profits of Nationwide.
The following interest payments were accrued and paid from Nationwide to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2016	$860
Three Months Ended December 31, 2017	875
Six Months Ended December 31, 2016	1,715
Six Months Ended December 31, 2017	1,737

Included above, the following payment-in-kind interest from Nationwide was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2016	$—
Three Months Ended December 31, 2017	151
Six Months Ended December 31, 2016	—
Six Months Ended December 31, 2017	295
The following interest income recognized had not yet been paid by Nationwide to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$9
December 31, 2017	147
The following managerial assistance payments were paid from Nationwide to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2016	$100
Three Months Ended December 31, 2017	100
Six Months Ended December 31, 2016	200
Six Months Ended December 31, 2017	200
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$100
December 31, 2017	100
The following payments were paid from Nationwide to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Nationwide (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2016	$—
Three Months Ended December 31, 2017	—
Six Months Ended December 31, 2016	—
Six Months Ended December 31, 2017	46
The following amounts were due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide and included by Prospect within other receivables:

June 30, 2017	$—
December 31, 2017	4
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
The following interest payments were accrued and paid from NMMB to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2016	$133
Three Months Ended December 31, 2017	133
Six Months Ended December 31, 2016	266
Six Months Ended December 31, 2017	266

The following interest income recognized had not yet been paid by NMMB to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$1
December 31, 2017	4
The following interest payments were accrued and paid from Armed Forces to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2016	$250
Three Months Ended December 31, 2017	247
Six Months Ended December 31, 2016	501
Six Months Ended December 31, 2017	493
The following interest income recognized had not yet been paid by Armed Forces to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$3
December 31, 2017	8
The following managerial assistance payments were paid from NMMB to Prospect and subsequently remitted to Prospect
Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2016	$38
Three Months Ended December 31, 2017	100
Six Months Ended December 31, 2016	75
Six Months Ended December 31, 2017	200
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$100
December 31, 2017	100
The following managerial assistance recognized had not yet been paid by NMMB to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2017	$1,288
December 31, 2017	1,288
The following amounts were due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB and were included by Prospect within other receivables:

June 30, 2017	$—
December 31, 2017	3
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

The following dividends were declared and paid from R-V to Prospect and recognized as dividend income by Prospect:

Three Months Ended December 31, 2016	$75
Three Months Ended December 31, 2017	—
Six Months Ended December 31, 2016	150
Six Months Ended December 31, 2017	—
All dividends were paid from earnings and profits of R-V.
During the year ended June 30, 2017, cash distributions of $76 that were declared and paid from R-V to Prospect were recognized as a return of capital by Prospect.
The following interest payments were accrued and paid from R-V to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2016	$716
Three Months Ended December 31, 2017	742
Six Months Ended December 31, 2016	1,431
Six Months Ended December 31, 2017	1,479
The following managerial assistance payments were paid from R-V to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2016	$30
Three Months Ended December 31, 2017	45
Six Months Ended December 31, 2016	75
Six Months Ended December 31, 2017	90
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$45
December 31, 2017	45
The following payments were paid from R-V to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to R-V (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2016	$—
Three Months Ended December 31, 2017	—
Six Months Ended December 31, 2016	—
Six Months Ended December 31, 2017	2
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

The following payments were paid from SB Forging to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to SB Forging (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2016	$—
Three Months Ended December 31, 2017	—
Six Months Ended December 31, 2016	545
Six Months Ended December 31, 2017	—
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
The following amounts were paid from Gulf Coast to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended December 31, 2016	$—
Three Months Ended December 31, 2017	—
Six Months Ended December 31, 2016	3,022
Six Months Ended December 31, 2017	—
The following payments were paid from Gulf Coast to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Gulf Coast (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2016	$—
Three Months Ended December 31, 2017	1,202
Six Months Ended December 31, 2016	—
Six Months Ended December 31, 2017	1,202
During the three months ended December 31, 2017, we received proceeds of $1,363 from our insurance carrier related to our investment in Gulfco. The $1,363 reimbursed us for covered third-party legal expenses incurred and expensed in prior periods, for which we recorded the amount received as a reduction to our legal fees for the current period. Prospect Administration also received $1,430 from the insurance carrier related to covered legal services provided by Prospect Administration which was recorded as a reduction of allocation of overhead from Prospect Administration.

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

During the six months ended December 31, 2017, Prospect provided additional $3,000 debt financing to USES and its subsidiaries in the form of additional Term Loan A debt.

During the six months ended December 31, 2017, we entered into a participation agreement with USES management, and sold $3 of Prospect's investment in the Term Loan A debt.

The following managerial assistance recognized had not yet been paid by USES to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2017	$325
December 31, 2017	475
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
The following interest payments were accrued and paid from Valley Electric to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2016	$1,119
Three Months Ended December 31, 2017	1,211
Six Months Ended December 31, 2016	2,220
Six Months Ended December 31, 2017	2,396
Included above, the following payment-in-kind interest from Valley Electric was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2016	$370
Three Months Ended December 31, 2017	556
Six Months Ended December 31, 2016	766
Six Months Ended December 31, 2017	1,103
The following interest income recognized had not yet been paid by Valley Electric to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$13
December 31, 2017	14
The following interest payments were accrued and paid from Valley to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2016	$280
Three Months Ended December 31, 2017	280
Six Months Ended December 31, 2016	561
Six Months Ended December 31, 2017	560
The following interest income recognized had not yet been paid by Valley to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$3
December 31, 2017	3

The following managerial assistance payments were paid from Valley to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2016	$75
Three Months Ended December 31, 2017	75
Six Months Ended December 31, 2016	150
Six Months Ended December 31, 2017	150
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$75
December 31, 2017	75
The following amounts were due from Valley to Prospect for reimbursement of expenses paid by Prospect on behalf of Valley and were included by Prospect within other receivables:

June 30, 2017	$3
December 31, 2017	1
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
During the six months ended December 31, 2017 Wolf Energy Services received $2,772 from the sale of assets.
On December 29, 2017, we entered into a fee agreement with Wolf Energy Services Company, LLC (“Wolf”), for services required to locate, inventory, foreclose, and liquidate assets that were transferred from Ark-La-Tex to Wolf. Per the agreement, we will receive a fee equal to 8.0% of gross liquidation proceeds in the event aggregate liquidation gross proceeds exceed $19,000 (currently $18,467). We expect the liquidation fee agreement to result in a fee, net of third-party transaction costs, of $1,180 in early 2018, which, if received, will be reflected as other income on our accompanying Consolidated Statement of Operations. As of December 31, 2017, the valuation of our investment in Wolf decreased by the same amount as a result of the related liability.
The following managerial assistance recognized had not yet been paid by Wolf Energy to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2017	$14
December 31, 2017	14

Note 15. Litigation
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of December 31, 2017.
Note 16. Financial Highlights
The following is a schedule of financial highlights for the three and six months ended December 31, 2017 and December 31, 2016:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Per Share Data
Net asset value at beginning of period	$9.12	$9.60	$9.32	$9.62
Net investment income(1)	0.20	0.24	0.38	0.46
Net realized and change in unrealized gains (losses) (1)	0.14	0.04	(0.01)	0.05
Net increase from operations	0.34	0.28	0.37	0.51
Distributions of net investment income	(0.18)	(0.25)	(0.41)	(0.50)
Common stock transactions(2)	—	(0.01)	—	(0.01)
Net asset value at end of period	$9.28	$9.62	$9.28	$9.62

Per share market value at end of period	$6.74	$8.35	$6.74	$8.35
Total return based on market value(3)	3.01%	6.29%	(11.82%)	13.45%
Total return based on net asset value(3)	4.51%	3.33%	5.78%	6.25%
Shares of common stock outstanding at end of period	360,980,752	359,000,280	360,980,752	359,000,280
Weighted average shares of common stock outstanding	360,473,705	358,494,783	360,322,770	358,011,031

Ratios/Supplemental Data
Net assets at end of period	$3,348,412	$3,454,596	$3,348,412	$3,454,596
Portfolio turnover rate	13.30%	7.80%	17.01%	12.69%
Annualized ratio of operating expenses to average net assets	10.76%	11.50%	11.06%	11.62%
Annualized ratio of net investment income to average net assets	8.83%	9.80%	8.23%	9.49%

The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2017:

	Year Ended June 30,
	2017		2016	2015	2014	2013
Per Share Data
Net asset value at beginning of year	$9.62		$10.31	$10.56	$10.72	$10.83
Net investment income(1)	0.85		1.04	1.03	1.19	1.57
Net realized and change in unrealized (losses) gains(1)	(0.15)		(0.75)	(0.05)	(0.13)	(0.50)
Net increase from operations	0.70		0.29	0.98	1.06	1.07
Distributions of net investment income	(1.00)		(1.00)	(1.19)	(1.32)	(1.28)
Common stock transactions(2)	—	(4)	0.02	(0.04)	0.10	0.10
Net asset value at end of year	$9.32		$9.62	$10.31	$10.56	$10.72

Per share market value at end of year	$8.12		$7.82	$7.37	$10.63	$10.80
Total return based on market value(3)	16.80%		21.84%	(20.84%)	10.88%	6.24%
Total return based on net asset value(3)	8.98%		7.15%	11.47%	10.97%	10.91%
Shares of common stock outstanding at end of year	360,076,933		357,107,231	359,090,759	342,626,637	247,836,965
Weighted average shares of common stock outstanding	358,841,714		356,134,297	353,648,522	300,283,941	207,069,971

Ratios/Supplemental Data
Net assets at end of year	$3,354,952		$3,435,917	$3,703,049	$3,618,182	$2,656,494
Portfolio turnover rate	23.65%		15.98%	21.89%	15.21%	29.24%
Ratio of operating expenses to average net assets	11.57%		11.95%	11.66%	11.11%	11.50%
Ratio of net investment income to average net assets	8.96%		10.54%	9.87%	11.18%	14.86%

(1)	Per share data amount is based on the weighted average number of common shares outstanding for the year/period presented (except for dividends to shareholders which is based on actual rate per share).

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

(4)	Amount is less than $0.01.

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ending June 30, 2018.

	Investment Income		Net Investment Income		Net Realized and Unrealized (Losses) Gains		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2015	$200,251	$0.56	$91,242	$0.26	$(63,425)	$(0.18)	$27,817	$0.08
December 31, 2015	209,191	0.59	100,893	0.28	(196,013)	(0.55)	(95,120)	(0.27)
March 31, 2016	189,493	0.53	87,626	0.25	(12,118)	(0.03)	75,508	0.21
June 30, 2016	193,038	0.54	91,367	0.26	3,790	0.01	95,157	0.27

September 30, 2016	$179,832	$0.50	$78,919	$0.22	$2,447	$0.01	$81,366	$0.23
December 31, 2016	183,480	0.51	84,405	0.24	16,475	0.04	100,880	0.28
March 31, 2017	171,032	0.48	73,080	0.20	(53,588)	(0.15)	19,492	0.05
June 30, 2017	166,702	0.46	69,678	0.19	(18,510)	(0.05)	51,168	0.14

September 30, 2017	$158,579	$0.44	$63,732	$0.18	$(51,759)	$(0.15)	$11,973	$0.03
December 31, 2017	162,400	0.45	73,192	0.20	48,535	0.14	121,727	0.34

(1)
Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

Note 18. Subsequent Events
On January 5, 2018, we made a $10,000 first lien and $50,000 second lien secured investment in Research Now Group, Inc., a provider of customer surveys for market research activities.
On January 23, 2018, we made a $12,500 Senior Secured Term Loan A and $12,500 Senior Secured Term Loan B investment in Luminex Home Decor & Fragrance Company, LLC, a manufacturer and designer of decorative candles.
We have provided notice to call on January 12, 2018 with settlement on February 15, 2018, $37,210 of our Prospect Capital InterNotes® at par maturing between February 15, 2019 and August 15, 2020, with a weighted average rate of 4.80%.
On January 29, 2018, we made a $70,000 first lien senior secured investment in Town & Country Holdings, Inc., a manufacturer and designer of kitchen textiles and table linens.
During the period from January 1, 2018 through February 7, 2018 we issued $7,922 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $7,813.

On February 7, 2018, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.06 per share for February 2018 to holders of record on February 28, 2018 with a payment date of March 22, 2018.

•	$0.06 per share for March 2018 to holders of record on March 30, 2018 with a payment date of April 19, 2018.

•	$0.06 per share for April 2018 to holders of record on April 30, 2018 with a payment date of May 24, 2018.

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
Purchasing Controlling Equity Positions and Lending to Real Estate Companies - We purchase debt and controlling equity positions in tax-efficient real estate investment trusts (“REIT” or “REITs”). NPRC’s, an operating company and the surviving entity of the May 23, 2016 merger with APRC and UPRC, real estate investments are in various classes of developed and occupied real estate properties that generate current yields, including multi-family properties, student housing, and self-storage. NPRC seeks to identify properties that have historically significant occupancy rates and recurring cash flow generation. NPRC generally co-invests with established and experienced property management teams that manage such properties after acquisition. Additionally, NPRC purchases loans originated by certain consumer loan facilitators. It purchases each loan in its entirety (i.e., a “whole loan”). The borrowers are consumers, and the loans are typically serviced by the facilitators of the loans. This investment strategy has comprised approximately 10%-20% of our business.
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
Investing in Online Business Loans - We purchase loans originated by certain small-and-medium-sized business (“SME”) loan facilitators. We generally purchase each loan in its entirety (i.e., a “whole loan”). The borrowers are SMEs and the loans are typically serviced by the facilitators of the loans. This investment strategy has comprised up to approximately 1% of our portfolio.

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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of December 31, 2017, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $1,895,360 and $2,011,922, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. We consolidate all wholly-owned and substantially wholly-owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
Second Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended December 31, 2017, we acquired $151,300 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $573,320, funded $12,117 of revolver advances, and recorded paid in kind (“PIK”) interest of $2,000, resulting in gross investment originations of $738,737. During the three months ended December 31, 2017, we received full repayments on 7 investments and received several partial prepayments and amortization payments totaling $1,042,269.
Debt Issuances and Redemptions
During the three months ended December 31, 2017, we redeemed $91,558 aggregate principal amount of our Prospect Capital InterNotes® at par with a weighted average interest rate of 4.79%, and repaid $1,909 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended December 31, 2017 was $488.
During the three months ended December 31, 2017 we issued $24,775 aggregate principal amount of Prospect Capital InterNotes® with a stated and weighted average interest rate of 4.20%, to extend our borrowing base. The newly issued notes mature between October 15, 2022 and December 15, 2025 and generated net proceeds of $24,401.

Equity Issuances
On October 19, 2017, November 22, 2017, and December 21, 2017, we issued 83,913, 98,276, and 488,141 shares of our common stock in connection with the dividend reinvestment plan, respectively.
Investment Holdings
As of December 31, 2017, we continue to pursue our investment strategy. At December 31, 2017, approximately $5,421,132, or 161.9%, of our net assets are invested in 122 long-term portfolio investments and CLOs.
During the six months ended December 31, 2017, we originated $960,888 of new investments, primarily composed of $853,975 of debt and equity financing to non-controlled portfolio investments and $106,913 of debt and equity financing to controlled investments. Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans, though we also continue to close select junior debt and equity investments. Our annualized current yield was 12.5% and 12.2% as of December 31, 2017 and June 30, 2017, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 10.3% and

10.4% as of December 31, 2017 and June 30, 2017, respectively, across all investments. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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
As of December 31, 2017, we own controlling interests in the following portfolio companies: Arctic Energy Services, LLC (“Arctic Energy”); CCPI Inc. (“CCPI”); CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Aviation LLC (“Echelon”); Edmentum Ultimate Holdings, LLC (“Edmentum”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC) (“Nationwide”); NMMB, Inc. (“NMMB”); R-V Industries, Inc.; SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company) (“Gulfco”); USES Corp. (“USES”); Valley Electric Company, Inc. (“Valley Electric”); and Wolf Energy, LLC (“Wolf Energy”). We also own affiliated interests in Nixon, Inc. (“Nixon”) and Targus Cayman HoldCo Limited (“Targus”).
The following shows the composition of our investment portfolio by level of control as of December 31, 2017 and June 30, 2017:

	December 31, 2017				June 30, 2017
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$1,895,360	34.1%	$2,011,922	37.1%	$1,840,731	30.8%	$1,911,775	32.7%
Affiliate Investments	24,075	0.4%	19,272	0.4%	22,957	0.4%	11,429	0.2%
Non-Control/Non-Affiliate Investments	3,643,003	65.5%	3,389,938	62.5%	4,117,868	68.8%	3,915,101	67.1%
Total Investments	$5,562,438	100.0%	$5,421,132	100.0%	$5,981,556	100.0%	$5,838,305	100.0%
The following shows the composition of our investment portfolio by type of investment as of December 31, 2017 and June 30, 2017:

	December 31, 2017				June 30, 2017
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Revolving Line of Credit	$34,317	0.6%	$34,096	0.6%	$27,409	0.5%	$27,409	0.5%
Senior Secured Debt	2,497,404	44.9%	2,381,739	44.0%	2,940,163	49.2%	2,798,796	47.9%
Subordinated Secured Debt	1,233,051	22.2%	1,153,876	21.3%	1,160,019	19.4%	1,107,040	19.0%
Subordinated Unsecured Debt	38,236	0.7%	32,052	0.6%	37,934	0.6%	44,434	0.8%
Small Business Loans	1,484	—%	1,365	—%	8,434	0.1%	7,964	0.1%
CLO Residual Interest	1,067,371	19.2%	940,276	17.3%	1,150,006	19.2%	1,079,712	18.5%
Preferred Stock	77,346	1.4%	62,678	1.2%	112,394	1.9%	83,209	1.4%
Common Stock	362,348	6.5%	458,025	8.4%	295,200	4.9%	391,374	6.7%
Membership Interest	250,881	4.5%	258,774	4.8%	249,997	4.2%	206,012	3.5%
Participating Interest(1)	—	—%	97,395	1.8%	—	—%	91,491	1.6%
Escrow Receivable	—	—%	856	—%	—	—%	864	—%
Total Investments	$5,562,438	100.0%	$5,421,132	100.0%	$5,981,556	100.0%	$5,838,305	100.0%

(1)	Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.
The following shows our investments in interest bearing securities by type of investment as of December 31, 2017 and June 30, 2017:

	December 31, 2017				June 30, 2017
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien	$2,526,629	51.9%	$2,410,743	53.1%	$2,959,738	55.6%	$2,818,371	55.6%
Second Lien	1,238,143	25.4%	1,158,968	25.5%	1,167,853	21.9%	1,114,874	22.0%
Unsecured	38,236	0.8%	32,052	0.7%	37,934	0.7%	44,434	0.9%
Small Business Loans	1,484	—%	1,365	—%	8,434	0.2%	7,964	0.2%
CLO Residual Interest	1,067,371	21.9%	940,276	20.7%	1,150,006	21.6%	1,079,712	21.3%
Total Debt Investments	$4,871,863	100.0%	$4,543,404	100.0%	$5,323,965	100.0%	$5,065,355	100.0%
The following shows the composition of our investment portfolio by geographic location as of December 31, 2017 and June 30, 2017:

	December 31, 2017				June 30, 2017
Geographic Location	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Canada	$18,403	0.3%	$18,470	0.3%	$9,831	0.2%	$10,000	0.2%
Cayman Islands	1,067,371	19.2%	940,276	17.3%	1,150,006	19.2%	1,079,712	18.5%
France	12,325	0.2%	11,283	0.2%	9,755	0.2%	8,794	0.2%
Midwest US	322,759	5.8%	343,836	6.3%	605,417	10.1%	678,766	11.6%
Northeast US	913,669	16.4%	914,612	16.9%	786,552	13.1%	823,616	14.0%
Northwest US	173,290	3.1%	114,145	2.1%	281,336	4.7%	207,962	3.6%
Puerto Rico	86,153	1.5%	83,428	1.5%	83,410	1.4%	83,410	1.4%
Southeast US	1,230,425	22.1%	1,450,187	26.8%	1,367,606	22.9%	1,412,351	24.2%
Southwest US	650,475	11.7%	568,639	10.5%	616,008	10.3%	558,368	9.6%
Western US	1,087,568	19.7%	976,256	18.1%	1,071,635	17.9%	975,326	16.7%
Total Investments	$5,562,438	100.0%	$5,421,132	100.0%	$5,981,556	100.0%	$5,838,305	100.0%

The following shows the composition of our investment portfolio by industry as of December 31, 2017 and June 30, 2017:

	December 31, 2017				June 30, 2017
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$69,837	1.3%	$76,577	1.4%	$69,837	1.2%	$71,318	1.2%
Air Freight & Logistics	37,114	0.7%	37,114	0.7%	51,952	0.9%	51,952	0.9%
Auto Components	33,538	0.6%	33,594	0.6%	30,222	0.5%	30,460	0.5%
Capital Markets	19,785	0.4%	20,000	0.4%	14,796	0.2%	15,000	0.3%
Chemicals	17,491	0.3%	17,077	0.3%	17,489	0.3%	16,699	0.3%
Commercial Services & Supplies	338,263	6.1%	278,723	5.1%	354,185	5.9%	312,634	5.3%
Communications Equipment	39,851	0.7%	39,851	0.7%	—	—%	—	—%
Construction & Engineering	63,358	1.1%	40,930	0.8%	62,258	1.0%	32,509	0.6%
Consumer Finance	468,390	8.4%	542,497	10.0%	469,869	7.9%	502,941	8.6%
Distributors	591,124	10.6%	506,339	9.3%	140,847	2.4%	83,225	1.4%
Diversified Consumer Services	187,373	3.4%	176,030	3.2%	188,912	3.2%	190,662	3.3%
Diversified Telecommunication Services	—	—%	—	—%	4,395	0.1%	4,410	0.1%
Electronic Equipment, Instruments & Components	39,897	0.7%	49,920	0.9%	37,696	0.6%	51,846	0.9%
Energy Equipment & Services	248,499	4.5%	166,318	3.1%	251,019	4.2%	131,660	2.3%
Equity Real Estate Investment Trusts (REITs)	437,063	7.8%	718,356	13.3%	374,380	6.3%	624,337	10.7%
Food Products	9,876	0.2%	9,876	0.2%	—	—%	—	—%
Health Care Providers & Services	455,946	8.2%	452,712	8.4%	422,919	7.1%	421,389	7.1%
Health Care Technology	14,926	0.3%	14,926	0.3%	—	—%	—	—%
Hotels, Restaurants & Leisure	—	—%	—	—%	127,638	2.1%	103,897	1.8%
Household Durables	45,390	0.8%	45,241	0.8%	146,031	2.4%	146,183	2.5%
Insurance	2,985	0.1%	2,985	0.1%	—	—%	—	—%
Internet Software & Services	228,615	4.1%	228,699	4.2%	219,348	3.7%	219,348	3.8%
IT Services	19,568	0.4%	20,000	0.4%	19,531	0.3%	20,000	0.3%
Leisure Products	49,217	0.9%	49,324	0.9%	44,085	0.7%	44,204	0.8%
Machinery	35,488	0.6%	31,408	0.6%	35,488	0.6%	32,678	0.6%
Marine (1)	8,935	0.2%	8,935	0.2%	8,919	0.1%	8,800	0.2%
Media	128,616	2.3%	126,411	2.3%	469,108	7.8%	466,500	8.0%
Metals & Mining	9,963	0.2%	10,000	0.2%	9,953	0.2%	10,000	0.2%
Online Lending	408,280	7.2%	331,384	6.1%	424,350	7.1%	370,931	6.3%
Paper & Forest Products	11,312	0.2%	11,500	0.2%	11,295	0.2%	11,500	0.2%
Personal Products	212,725	3.8%	183,136	3.4%	222,698	3.7%	192,748	3.3%
Pharmaceuticals	11,880	0.2%	12,000	0.2%	117,989	2.0%	117,989	2.0%
Professional Services	16,287	0.3%	17,076	0.3%	64,242	1.1%	64,473	1.1%
Software	55,127	1.0%	55,970	1.0%	56,041	0.9%	55,150	0.9%
Technology Hardware, Storage & Peripherals	12,376	0.2%	12,376	0.2%	—	—%	—	—%
Textiles, Apparel & Luxury Goods	60,574	1.1%	56,272	1.0%	285,180	4.8%	274,206	4.7%
Tobacco	14,380	0.3%	14,500	0.3%	14,365	0.2%	14,431	0.2%
Trading Companies & Distributors	64,188	1.2%	55,969	1.0%	64,513	1.1%	64,513	1.1%
Transportation Infrastructure	26,830	0.5%	26,830	0.5%	$—	—%	$—	—%
Subtotal	$4,495,067	80.9%	$4,480,856	82.6%	$4,831,550	80.8%	$4,758,593	81.5%
Structured Finance (2)	$1,067,371	19.1%	$940,276	17.4%	$1,150,006	19.2%	$1,079,712	18.5%
Total Investments	$5,562,438	100.0%	$5,421,132	100.0%	$5,981,556	100.0%	$5,838,305	100.0%

(1)
Industry includes exposure to the energy markets through our investments in Harley Marine Services, Inc. Including this investment, our overall fair value exposure to the broader energy industry, including energy equipment and services as noted above, as of December 31, 2017 and June 30, 2017 is $175,253 and $140,460, respectively.

(2)	Our CLO investments do not have industry concentrations and as such have been separated in the table above.
Portfolio Investment Activity
During the six months ended December 31, 2017, we acquired $236,255 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $705,686, funded $14,967 of revolver advances, and recorded PIK interest of $3,980, resulting in gross investment originations of $960,888. The more significant of these transactions are briefly described below.
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
On October 16, 2017, we made a $27,500 second lien secured investment in Transplace Holdings, a provider of transportation management solutions, in support of an acquisition of the company. The second lien term loan bears interest at the greater of 9.75% or LIBOR plus 8.75% and has a final maturity of October 6, 2025.
On November 3, 2017 through November 24, 2017, we made a $40,000 second lien secured investment to support the acquisition of Securus Technologies Holdings, a provider of mission-critical communication technology solutions and services. The second lien term loan bears interest at the greater of 8.25% or LIBOR plus 7.25% and has a final maturity of November 1, 2025.
On November 20, 2017, we made a $118,051 follow-on senior secured term loan A investment and a $900 follow-on senior secured term loan B investment in Instant Web, LLC (“IWCO”) to fund a refinancing and dividend recapitalization. The senior secured term loan A loan bears interest at the greater of 6.15% or LIBOR plus 5.15% and has a final maturity of November 20, 2022 and the senior secured term loan B bears interest at the greater of 10.15% or LIBOR plus 9.15% and has a final maturity of November 20, 2022. In addition, IWCO repaid the $27,000 term loan C, $25,000 term loan C-1, and $22,000 term loan C-2 receivable to us.

On December 1, 2017, we made a $10,000 second lien secured investment in UTZ Quality Foods, LLC, a salty snack food company, to fund an acquisition. The second lien term loan bears interest at the greater of 8.25% or LIBOR plus 7.25% and has a final maturity of November 21, 2025.
On December 4, 2017, we made an additional $235,453 senior secured investment in Broder Bros., Co., to fund an acquisition and a dividend recapitalization. The first lien term loan bears interest at the greater of 9.25% or LIBOR plus 8.00% and has a final maturity of December 2, 2022.
On December 15, 2017, we made a $12,000 second lien secured investment in PharMerica Corporation, which is a leading provider of institutional and specialty pharmacy services. The second lien term loan bears interest at the greater of 8.75% or LIBOR plus 7.75% and has a final maturity of December 7, 2024.
On December 20, 2017, we made a $15,000 second lien secured investment in Ability Network Inc., a leading healthcare IT company. The second lien term loan bears interest at the greater of 8.75% or LIBOR plus 7.75% and has a final maturity of December 13, 2025.
On December 8, 2017, we made a $20,000 Senior Secured Note investment in ACE Cash Express, Inc., which is a retailer of lending and non-lending financial products to customers in the U.S. The first lien term loan bears interest at a fixed rate of 12.00% and has a final maturity of December 15, 2022.
On December 5, 2017, we made a $12,500 second lien secured investment in EXC Holdings IIII Corp., an industrial technology company that designs and manufactures products that generate, detect, process, focus and harness light. The second lien term loan bears interest at the greater of 8.50% or LIBOR plus 7.50% and has a final maturity of December 1, 2025.
On December 29, 2017, we entered into a fee agreement with Wolf Energy Services Company, LLC (“Wolf”), for services required to locate, inventory, foreclose, and liquidate assets that were transferred from Ark-La-Tex to Wolf. Per the agreement, we will receive a fee equal to 8.0% of gross liquidation proceeds in the event aggregate liquidation gross proceeds exceed $19,000 (currently $18,500). We expect the liquidation fee agreement to result in a fee, net of third-party transaction costs, of $1,180 in early 2018, which, if received, will be reflected as other income on our accompanying Consolidated Statement of Operations. As of December 31, 2017, the valuation of our investment in Wolf decreased by the same amount as a result of the related liability.
During the six months ended December 31, 2017, we made three follow-on investments in NPRC totaling $29,588 to support the online consumer lending initiative. We invested $10,356 of equity through NPH and $19,233 of debt directly to NPRC and its wholly-owned subsidiaries. In addition, we provided $52,914 of equity financing to NPRC for the acquisition of real estate properties and $1,112 of debt and $7,881 of equity financing to NPRC to fund capital expenditures for existing real estate properties
During the six months ended December 31, 2017, we purchased $7,551 of small business whole loans from OnDeck.
During the six months ended December 31, 2017, we received full repayments on twelve investments and received several partial prepayments and amortization payments totaling $1,353,163, which resulted in net realized gains totaling $4,236. The more significant of these transactions are briefly described below.
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
On November 22, 2017, LaserShip, Inc, partially repaid $14,295 senior secured loan receivable to us.

On December 11, 2017, Primesport, Inc. repaid the $53,001 Senior Secured Term Loan A and $71,481 Senior Secured Term Loan B loan receivable to us, for which we agreed to a payment to satisfy the loan less than the par amount and recorded a realized loss of $3,019, as a result of this transaction.
On December 15, 2017, Instant Web, LLC repaid the $238,500 Senior Secured Term Loan A and $159,000 Senior Secured Term Loan B loan receivable to us.
On December 15, 2017, Matrixx Initiatives, Inc. repaid the $86,427 Senior Secured Term Loan A and $69,562 Senior Secured Term Loan B loan receivable to us.
On December 21, 2017, NCP Finance Limited Partnership repaid the $26,800 subordinated secured loan receivable to us.
On December 29, 2017, Digital Room LLC repaid the $34,000 second lien term loan receivable to us.
During the six months ended December 31, 2017, we received partial repayments of $28,307 of our loans due from NPRC and its wholly-owned subsidiaries and $10,403 as a return of capital on our equity investment in NPRC.
The following table provides a summary of our investment activity for each quarter within the three years ending June 30, 2018:

Quarter Ended	Acquisitions(1)	Dispositions(2)
September 30, 2015	$345,743	$436,919
December 31, 2015	316,145	354,855
March 31, 2016	23,176	163,641
June 30, 2016	294,038	383,460
September 30, 2016	347,150	114,331
December 31, 2016	469,537	644,995
March 31, 2017	449,607	302,335
June 30, 2017	223,176	352,043
September 30, 2017	222,151	310,894
December 31, 2017	738,737	1,042,269

(1)	Includes investments in new portfolio companies, follow-on investments in existing portfolio companies, refinancings and PIK interest.

(2)	Includes sales, scheduled principal payments, prepayments and refinancings.
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
In determining the range of values for our investments in CLOs, the independent valuation firm use both a discounted single-path cash flow model and a discounted multi-path cash flow model. The valuations were accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view as well as to determine an appropriate call date (i.e., expected maturity). These risk factors are sensitized in the multi-path cash flow model using Monte Carlo simulations, which is a simulation used to model the probability of different outcomes, to generate probability-weighted (i.e., multi-path) cash flows for the underlying assets and liabilities. These cash flows are discounted using appropriate market discount rates, and relevant data in the CLO market and certain benchmark credit indices are considered, to determine the value of each CLO investment. In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the implied discount rate that would be effective for the value derived from the corresponding multi-path cash flow model.

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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $5,421,132.
Our portfolio companies are generally lower middle market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Several of our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the six months ended December 31, 2017.
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
The Board of Directors increased the fair value of our investment in Arctic Energy to $24,158 as of December 31, 2017, reflecting a discount of $36,718 to its amortized cost, compared to a discount of $43,506 to its amortized cost as of June 30, 2017. The increase in fair value was driven by an improvement in operating performance.
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings, a Consolidated Holding Company. CP Holdings owns 82.3% of the equity of CP Energy, and the remaining 17.7% of the equity is owned by CP Energy management. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries.
As a result of improved operating performance, the Board of Directors increased the fair value of our investment in CP Energy to $86,557 as of December 31, 2017, reflecting a discount of $26,943 to its amortized cost, compared to a discount of $41,284 to its amortized cost as of June 30, 2017.
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

The Board of Directors decreased the fair value of our investment in Edmentum to $31,362 as of December 31, 2017, reflecting a discount of $11,343 to its amortized cost, compared to a premium of $1,750 to its amortized cost as of June 30, 2017. The decrease in fair value was driven by lower sales coupled with compressed margins.
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
The Board of Directors increased the fair value of our investment in First Tower to $405,030, representing a premium of 20% to its amortized cost basis, as of December 31, 2017, from $365,588, representing a premium of 8% to its amortized cost basis, as of June 30, 2017. The increase in fair value was driven by increases in trading multiples of comparable companies.
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
The Board of Directors increased the fair value of our investment in Freedom Marine to $25,266 as of December 31, 2017, a discount of $17,546 to its amortized cost, compared to a discount of $18,616 to its amortized cost as of June 30, 2017. The increase in fair value was driven by improved operating results.

National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly-owned subsidiaries, NPRC invests in online consumer loans. Effective May 23, 2016, APRC and UPRC merged with and into NPRC, to consolidate all of our real estate holdings, with NPRC as the surviving entity. As of December 31, 2017, we own 100% of the fully-diluted common equity of NPRC.
During the six months ended December 31, 2017, we provided $52,914 of equity financing to NPRC for the acquisition of real estate properties and $1,112 of debt and $7,881 of equity financing to NPRC to fund capital expenditures for existing real estate properties.
During the six months ended December 31, 2017, we provided $19,233 and $10,356 of debt and equity financing, respectively, to NPRC and its wholly-owned subsidiaries to support the online consumer loans and online consumer loan backed products. In addition, during the six months ended December 31, 2017, we received partial repayments of $28,307 of our loans previously outstanding with NPRC and its wholly-owned subsidiaries and $10,403 as a return of capital on our equity investment in NPRC.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of December 31, 2017, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 105,315 individual loans and one securitization equity residual, and had an aggregate fair value of $629,837. The average outstanding individual loan balance was approximately $6 and the loans mature on dates ranging from January 1, 2018 to January 3, 2025 with a weighted-average outstanding term of 29 months as of December 31, 2017. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 24.8%. As of December 31, 2017, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $330,019.

As of December 31, 2017, based on outstanding principal balance, 4.5% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 14.1% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 81.4% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Weighted Average Interest Rate*
Super Prime	$28,643	$27,730	13.3%
Prime	90,104	85,268	16.0%
Near Prime**	521,139	483,150	26.9%
*Weighted by outstanding principal balance of the online consumer loans.
**A portion of these loans are sub-prime borrowers.

As of December 31, 2017, our investment in NPRC and its wholly-owned subsidiaries had an amortized cost of $843,859 and a fair value of $1,048,375, including our investment in online consumer lending as discussed above. The fair value of $718,356 related to NPRC’s real estate portfolio was comprised of forty multi-families properties, twelve self-storage units, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of December 31, 2017.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	46,700
3	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	20,324
4	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
5	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	177,455
6	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,375
7	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,845
8	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,700
9	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,550
10	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	14,092
11	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
12	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	19,918
13	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	23,264
14	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	32,901
15	Uptown Park Apartments II, LLC	Altamonte Springs, FL	11/19/2013	36,590	29,793
16	St. Marin Apartments II, LLC	Coppell, TX	11/19/2013	73,078	62,383
17	Atlanta Eastwood Village LLC	Stockbridge, GA	12/12/2013	25,957	22,729
18	Atlanta Monterey Village LLC	Jonesboro, GA	12/12/2013	11,501	11,059
19	Atlanta Hidden Creek LLC	Morrow, GA	12/12/2013	5,098	4,734
20	Atlanta Meadow Springs LLC	College Park, GA	12/12/2013	13,116	13,019
21	Atlanta Meadow View LLC	College Park, GA	12/12/2013	14,354	13,074
22	Atlanta Peachtree Landing LLC	Fairburn, GA	12/12/2013	17,224	15,486
23	NPH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	27,402
24	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	7,874
25	NPH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,527
26	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
27	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
28	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
29	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
30	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
31	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
32	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
33	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	8,927	6,695
34	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
35	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	74,109
36	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	13,055
37	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	13,502
38	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	23,256
39	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	14,480
40	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	14,115
41	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	18,328
42	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	17,200
43	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	9,600
44	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
45	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
46	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
47	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
48	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
49	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
50	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	41,250
51	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
52	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
53	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
54	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
55	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	44,727
56	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	5,548
57	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	17,487
58	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
59	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
60	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
61	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
62	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	44,044
63	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	14,185
				$1,773,290	$1,453,943
The Board of Directors increased the fair value of our investment in NPRC to $1,048,375 as of December 31, 2017, a premium of $204,516 from its amortized cost, compared to the $197,008 premium recorded at June 30, 2017. This increase is primarily attributable to increases in property values.
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

Due to reduced operating expenses resulting from a realignment of operations, new initiatives and improved focus on core business segments, the Board of Directors increased the fair value of our investment in NMMB to $21,228 as of December 31, 2017, a discount of $2,255 to its amortized cost, compared to the discount of $2,658 to its amortized cost at June 30, 2017.
R-V Industries, Inc.
Prospect owns 88.27% of the fully-diluted equity of R-V Industries, Inc. (“R-V”), with R-V management owning the remaining 11.73% of the equity. R-V is an industrial engineering and metal fabrication company specializing in designing, building, and installing industrial process equipment for customers throughout the U.S. and worldwide.
The Board of Directors decreased the fair value of our investment in R-V to $31,408 as of December 31, 2017, a discount of $4,080 to its amortized cost, compared to a discount of $2,811 to its amortized cost as of June 30, 2017. The decrease in fair value was driven by higher operating expenses.
USES Corp.
We own 99.96% of USES as of December 31, 2017. USES provides industrial and environmental services in the Gulf States region. USES offers industrial services, such as tank and chemical cleaning, hydro blasting, waste management, vacuum, safety training, turnaround management, and oilfield response/remediation services.
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
Due to an industry-wide decline in emergency response activity as well as a decline in revenues from other service lines, the Board of Directors determined the fair value of our investment in USES to be $6,655 as of December 31, 2017, a discount of $60,515 from its amortized cost, compared to $51,655 of unrealized depreciation at June 30, 2017.
Valley Electric Company, Inc.
We own 94.99% of Valley Electric as of December 31, 2017. Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc. (“Valley”). Valley is a leading provider of specialty electrical services in the state of Washington and is among the top 50 electrical contractors in the U.S. The company, with its headquarters in Everett, Washington, offers a comprehensive array of contracting services, primarily for commercial, industrial, and transportation infrastructure applications, including new installation, engineering and design, design-build, traffic lighting and signalization, low to medium voltage power distribution, construction management, energy management and control systems, 24-hour electrical maintenance and testing, as well as special projects and tenant improvement services. Valley was founded in 1982 by the Ward family, who held the company until the end of 2012.
On December 31, 2012, we acquired 96.3% of the outstanding shares of Valley. On June 24, 2014, Prospect and management of Valley formed Valley Electric and contributed their shares of Valley stock to Valley Electric. Valley management made an additional equity investment in Valley Electric, reducing our ownership to 94.99%.
Due to increased project margins partially offset by the softening of the energy markets, the Board of Directors determined the fair value of our investment in Valley Electric to be $40,931 as of December 31, 2017, a discount of $22,427 from its amortized cost, compared to the $29,749 unrealized depreciation recorded at June 30, 2017.
Our controlled investments, other than those discussed above, have seen steady or improved operating performance and are valued at $26,096 above cost. Overall, combined with those portfolio companies impacted by the energy markets and discussed above, our controlled investments at December 31, 2017 are valued at $116,562 above their amortized cost.
With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. Non-control/non-affiliate investments did not experience significant changes and are generally performing as expected or better. However, as of December 31, 2017, two of our non-control/non-affiliate investments - Pacific World Corporation and United Sporting Companies, Inc. (“USC”) - are valued at discounts to amortized cost of $29,589, and $84,785, respectively. As of December 31, 2017, our CLO investment portfolio is valued at a $127,095 discount to amortized cost. Excluding these investments, non-control/non-affiliate investments at December 31, 2017 are valued $11,596 below their amortized cost.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of December 31, 2017 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in August 2012, December 2012, April 2014 and April 2017; Public Notes which we issued in March 2013, April 2014, December 2015, and from time to time, through our 2024 Notes Follow-on Program; and Prospect Capital InterNotes® which we issue from time to time. Our equity capital is comprised entirely of common equity.
The following table shows our outstanding debt as of December 31, 2017.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility(2)	$—	$3,394	$—	(3)	$—		1ML+2.25%	(6)

2018 Notes	85,419	117	85,302		85,937	(4)	6.42%	(7)
2019 Notes	200,000	1,266	198,734		205,474	(4)	6.51%	(7)
2020 Notes	392,000	5,379	386,621		393,831	(4)	5.38%	(7)
2022 Notes	225,000	6,424	218,576		225,621	(4)	5.63%	(7)
Convertible Notes	902,419	13,186	889,233		910,863

5.00% 2019 Notes	300,000	1,303	298,697		307,974	(4)	5.29%	(7)
2023 Notes	250,000	3,782	246,218		259,015	(4)	6.09%	(7)
2024 Notes	199,281	4,878	194,403		206,455	(4)	6.74%	(7)
Public Notes	749,281	9,963	739,318		773,444

Prospect Capital InterNotes®	837,497	13,114	824,383		880,065	(5)	5.55%	(8)
Total	$2,489,197	$39,657	$2,452,934		$2,564,372

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of December 31, 2017.

(2)	The maximum draw amount of the Revolving Credit facility as of December 31, 2017 is $885,000.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Critical Accounting Policies and Estimates for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

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

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of December 31, 2017.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$—	$—	$—	$—	$—
Convertible Notes	902,419	85,419	592,000	225,000	—
Public Notes	749,281	—	300,000	—	449,281
Prospect Capital InterNotes®	837,497	28,197	294,936	281,595	232,769
Total Contractual Obligations	$2,489,197	$113,616	$1,186,936	$506,595	$682,050
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
Historically, we have funded a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock, subscription rights, and warrants and units to purchase such securities in an amount up to $5,000,000 less issuances to date. As of December 31, 2017, we can issue up to $4,639,035 of additional debt and equity securities in the public market under this shelf registration. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.
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
Revolving Credit Facility
On August 29, 2014, we renegotiated our previous credit facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility” or the “Revolving Credit Facility”). The lenders have extended commitments of $885,000 under the 2014 Facility as of December 31, 2017. The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.
The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of December 31, 2017, we were in compliance with the applicable covenants.

Interest on borrowings under the 2014 Facility is one-month LIBOR plus 225 basis points. Additionally, the lenders charge a fee on the unused portion of the 2014 Facility equal to either 50 basis points if at least 35% of the credit facility is drawn or 100 basis points otherwise. The 2014 Facility requires us to pledge assets as collateral in order to borrow under the credit facility.
As of December 31, 2017 and June 30, 2017, we had $508,851 and $665,409, respectively, available to us for borrowing under the Revolving Credit Facility, of which nothing was outstanding at either date. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $885,000. As of December 31, 2017, the investments, including cash and money market funds, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,305,210, which represents 22.1% of our total investments, including cash and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $12,405 of new fees and $3,539 were carried over for continuing participants from the previous facility, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of December 31, 2017, $3,394 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended December 31, 2017 and December 31, 2016, we recorded $3,387 and $3,066, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the six months ended December 31, 2017 and December 31, 2016, we recorded $6,341 and $6,029, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
Convertible Notes
On February 18, 2011, we issued $172,500 aggregate principal amount of convertible notes that matured on August 15, 2016 (the “2016 Notes”). The 2016 Notes bore interest at a rate of 5.50% per year, payable semi-annually on February 15 and August 15 of each year, beginning August 15, 2011. Total proceeds from the issuance of the 2016 Notes, net of underwriting discounts and offering costs, were $167,325. Between January 30, 2012 and February 2, 2012, we repurchased $5,000 aggregate principal amount of the 2016 Notes at a price of 97.5, including commissions. The transactions resulted in our recognizing $10 of loss in the year ended June 30, 2012. On August 15, 2016, we repaid the outstanding principal amount of the 2016 Notes, plus interest. No gain or loss was realized on the transaction.
On April 16, 2012, we issued $130,000 aggregate principal amount of convertible notes that matured on October 15, 2017 (the “2017 Notes”). The 2017 Notes bore interest at a rate of 5.375% per year, payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2012. Total proceeds from the issuance of the 2017 Notes, net of underwriting discounts and offering costs, were $126,035. On March 28, 2016, we repurchased $500 aggregate principal amount of the 2017 Notes at a price of 98.25, including commissions. The transaction resulted in our recognizing a $9 gain for the period ended March 31, 2016. On April 6, 2017, we repurchased $78,766 aggregate principal amount of the 2017 Notes at a price of 102.0, including commissions. The transaction resulted in our recognizing a $1,786 loss during the three months ended June 30, 2017. On October 15, 2017, we repaid the outstanding principal amount of the 2017 Notes, plus interest. No gain or loss was realized on the transaction.
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
Certain key terms related to the convertible features for the 2018 Notes, the 2019 Notes, the 2020 Notes and the 2022 Notes (collectively, the “Convertible Notes”) are listed below.

	2018 Notes	2019 Notes	2020 Notes	2022 Notes
Initial conversion rate(1)	82.3451	79.7766	80.6647	100.2305
Initial conversion price	$12.14	$12.54	$12.40	$9.98
Conversion rate at December 31, 2017(1)(2)	84.1497	79.8360	80.6670	100.2305
Conversion price at December 31, 2017(2)(3)	$11.88	$12.53	$12.40	$9.98
Last conversion price calculation date	8/14/2017	12/21/2017	4/11/2017	4/11/2017
Dividend threshold amount (per share)(4)	$0.101600	$0.110025	$0.110525	$0.083330

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)	The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

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
In connection with the issuance of the Convertible Notes, we incurred $32,147 of fees which are being amortized over the terms of the notes, of which $13,186 remains to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities as of December 31, 2017.
During the three months ended December 31, 2017 and December 31, 2016, we recorded $13,003 and $13,477, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the six months ended December 31, 2017 and December 31, 2016, we recorded $26,659 and $28,190, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.

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
On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market program with FBR Capital Markets & Co. through which we could sell, by means of at-the-market offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes. As of December 31, 2017, we issued $199,281 in aggregate principal amount of our 2024 Notes for net proceeds of $193,253 after commissions and offering costs.
The 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes, we incurred $13,613 of fees which are being amortized over the term of the notes, of which $8,214 remains to be amortized and is included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities as of December 31, 2017.
During the three months ended December 31, 2017 and December 31, 2016, we recorded $11,048 and $11,058, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the six months ended December 31, 2017 and December 31, 2016, we recorded $22,089 and $21,838, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the six months ended December 31, 2017, we issued $52,177 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $51,398. These notes were issued with stated interest rates ranging from 4.00% to 5.00% with a weighted average interest rate of 4.39%. These notes mature between July 15, 2022 and December 15, 2025. The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2017.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$31,950	4.00%–4.75%	4.23%	July 15, 2022 – December 15, 2022
7	$2,825	4.75%–5.00%	4.94%	July 15, 2024
8	$17,402	4.50%–5.00%	4.61%	August 15, 2025 – December 15, 2025
	$52,177

During the six months ended December 31, 2016, we issued $64,731 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $63,926. These notes were issued with stated interest rates ranging from 4.75% to 5.50% with a weighted average interest rate of 5.25%. These notes mature between July 15, 2021 and December 15, 2021. The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2016.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$64,731	4.75%–5.50%	5.25%	July 15, 2021 – December 15, 2021
During the six months ended December 31, 2017, we redeemed $181,538 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.85% in order to replace shorter maturity debt with longer-term debt. During the six months ended December 31, 2017, we repaid $3,793 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the six months ended December 31, 2017 was $932. The following table summarizes the Prospect Capital InterNotes® outstanding as of December 31, 2017.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
4	$9,750	4.00%	4.00%	January 15, 2018
5	266,923	4.00%–5.50%	4.96%	July 15, 2018 – December 15, 2022
5.2	4,440	4.63%	4.63%	August 15, 2020 – September 15, 2020
5.3	2,636	4.63%	4.63%	September 15, 2020
5.4	5,000	4.75%	4.75%	August 15, 2019
5.5	104,790	4.25%–4.75%	4.63%	May 15, 2020 – November 15, 2020
6	2,182	4.88%	4.88%	April 15, 2021 – May 15, 2021
6.5	40,652	5.10%–5.50%	5.24%	February 15, 2020 – May 15, 2022
7	155,298	4.00%–5.75%	5.09%	January 15, 2020 – July 15, 2024
7.5	1,996	5.75%	5.75%	February 15, 2021
8	17,402	4.50%–5.00%	4.61%	August 15, 2025 – December 15, 2025
10	37,434	4.32%–7.00%	6.15%	March 15, 2022 – December 15, 2025
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,177	5.25%–6.00%	5.35%	May 15, 2028 – November 15, 2028
18	21,098	4.13%–6.25%	5.54%	December 15, 2030 – August 15, 2031
20	4,187	5.75%–6.00%	5.90%	November 15, 2032 – October 15, 2033
25	33,711	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	109,843	5.50%–6.75%	6.24%	November 15, 2042 – October 15, 2043
	$837,497

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
	$980,494
In connection with the issuance of Prospect Capital InterNotes®, we incurred $24,485 of fees which are being amortized over the term of the notes, of which $13,114 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of December 31, 2017.
During the three months ended December 31, 2017 and December 31, 2016, we recorded $11,910 and $13,247, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the six months ended December 31, 2017 and December 31, 2016, we recorded $25,294 and $26,460, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Net Asset Value
During the six months ended December 31, 2017 our net asset value decreased by $0.04 per share. This decrease is primarily from dividends exceeding net investment income by $9,634, or $0.03 per share. Our net investment income decreased primarily from a decrease in interest income due to reduced returns from our structured credit investments as a result of lower future expected cash flows and decreases in interest income due to repayments on investments. The following table shows the calculation of net asset value per share as of December 31, 2017 and June 30, 2017.

	December 31, 2017	June 30, 2017
Net assets	$3,348,412	$3,354,952
Shares of common stock issued and outstanding	360,980,752	360,076,933
Net asset value per share	$9.28	$9.32
Results of Operations
Net increase in net assets resulting from operations for the three months ended December 31, 2017 and December 31, 2016 was $121,727 and $100,880, respectively. During the three months ended December 31, 2017, the $20,847 increase is primarily due to an increase in net change in unrealized gains on investments of $54,695 recognized for three months ended December 31, 2017 compared to a $16,681 increase in net change in unrealized gains recognized for the three months ended December 31, 2016. This increase was partially offset by a $21,410, or $0.06 per share, decline in interest income primarily due to returns from our structured credit investments as a result of lower future expected cash flows and decreases in interest income due to repayments on investments.
Net increase in net assets resulting from operations for the six months ended December 31, 2017 and December 31, 2016 was $133,700 and $182,246, respectively. The $48,546 decrease is primarily due to a $44,975, or $0.12 per share, decline in interest income due to to reduced returns from our structured credit investments as a result of lower future expected cash flows and decreases in interest income due to repayments on investments.
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
Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $162,400 and $183,480 for the three months ended December 31, 2017 and December 31, 2016, respectively. Investment income was $320,979 and $363,312 for the six months ended December 31, 2017 and December 31, 2016, respectively. Investment income decreased from prior periods primarily due to reduced returns from our structured credit investments due to lower future expected cash flows and decreases in interest income due to lower interest earning assets outstanding.
The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Interest income	$153,382	$174,791	$301,467	$346,441
Dividend income	326	1,379	870	3,763
Other income	8,692	7,310	18,642	13,108
Total investment income	$162,400	$183,480	$320,979	$363,312

Average debt principal of performing interest bearing investments(1)	$5,541,686	$5,679,706	$5,482,245	$5,683,930
Weighted average interest rate earned on performing interest bearing investments(1)	10.83%	12.04%	10.88%	12.06%
Average debt principal of all interest bearing investments(2)	$5,838,576	$5,936,577	$5,804,372	$5,936,915
Weighted average interest rate earned on all interest bearing investments(2)	10.28%	11.52%	10.27%	11.54%
(1) Excludes equity investments and non-accrual loans.
(2) Excludes equity investments.

Average interest income producing assets decreased from $5,679,706 for the three months ended December 31, 2016 to $5,541,686 for the three months ended December 31, 2017. We have not been fully invested, which along with non-performing assets, contributed to the decline. The average interest earned on interest bearing performing assets decreased from 12.04% for the three months ended December 31, 2016 to 10.83% for the three months ended December 31, 2017. The decrease is primarily due to reduced returns from our structured credit investments due to lower future expected cash flows and decreases in interest income due to repayments on investments.

Average interest income producing assets decreased from $5,683,930 for the six months ended December 31, 2016 to $5,482,245 for the six months ended December 31, 2017. The average interest earned on interest bearing performing assets decreased from 12.06% for the six months ended December 31, 2016 to 10.88% for the six months ended December 31, 2017. The decrease is primarily due to reduced returns from our structured credit investments due to lower future expected cash flows and decreases in interest income due to repayments on investments.

Investment income is also generated from dividends and other income which is less predictable than interest income. Dividend income decreased from $1,379 for the three months ended December 31, 2016 to $325 for the three months ended December 31, 2017. The $1,054 decrease in dividend income is primarily attributable to a $739 dividend received from our investment in Nationwide Loan Company LLC (“NAC”) and a $468 dividend received from our investment in MITY, Inc. (“Mity”) during the three months ended December 31, 2016. No such dividend was received from NAC or Mity during the three months ended December 31, 2017. Dividend income decreased from $3,763 for the six months ended December 31, 2016 to $870 for the six months ended December 31, 2017. The $2,893 decrease in dividend income is primarily attributable to a $2,580 dividend received from our investment in NAC, a $468 dividend received from our investment in Mity and a $123 dividend received from our investment in CCPI, Inc. (“CCPI) during the six months ended December 31, 2016. No such dividend was received from NAC, Mity or CCPI during the six months ended December 31, 2017.

Other income has come primarily from structuring fees, royalty interests, and settlement of net profits interests. Income from other sources increased to $8,692 for the three months ended December 31, 2017 from $7,310 for the three months ended December 31, 2016. The $1,382 increase is primarily attributable to an increase in structuring fees and amendment fees which are generated from new originations as well as from follow-on investments and amendments to existing portfolio companies.

Income from other sources was $18,642 and $13,108 for the six months ended December 31, 2017 and December 31, 2016, respectively. Included within other income is $11,197 and $10,273 of structuring fees for the six months ended December 31, 2017 and December 31, 2016. The increase in structuring fees is due to an increased level of originations in non-control, broadly syndicated portfolio investments during the six months ended December 31, 2017.
Operating Expenses
Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees, overhead-related expenses and other operating expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate the Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions. Operating expenses were $89,208 and $99,075 for the three months ended December 31, 2017 and December 31, 2016, respectively. Operating expenses were $184,055 and $199,988 for the six months ended December 31, 2017 and December 31, 2016, respectively.
Total gross base management fee was $29,742 and $31,095 for the three months ended December 31, 2017 and December 31, 2016, respectively. The decrease in total gross base management fee is directly related a decrease in average total assets. The Investment Adviser has entered into a servicing agreement with certain institutions who purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. We received payments of $183 and $209 from these institutions for the three months ended December 31, 2017 and December 31, 2016, respectively, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser resulting in net base management fees of $29,559 and $30,886 for the three months ended December 31, 2017 and December 31, 2016, respectively.
Total gross base management fee was $60,121 and $62,435 for the six months ended December 31, 2017 and December 31, 2016, respectively. The decrease in total gross base management fee is directly related a decrease in average total assets. The Investment Adviser has entered into a servicing agreement with certain institutions who purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. We received payments of $399 and $757 from these institutions for the six months ended December 31, 2017 and December 31, 2016, respectively, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser resulting in net base management fees of $59,722 and $61,678 for the six months ended December 31, 2017 and December 31, 2016, respectively.
For the three months ended December 31, 2017 and December 31, 2016, we incurred $18,298 and $21,101 of income incentive fees, respectively ($0.05 and $0.06 per weighted average share, respectively). This decrease was driven by a corresponding decrease in pre-incentive fee net investment income from $105,506 for the three months ended December 31, 2016 to $91,940 for the three months ended December 31, 2017, primarily from decreases in interest income due to reduced returns from our structured credit investments due to lower future expected cash flows and repayments on investments. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
For the six months ended December 31, 2017 and December 31, 2016, we incurred $34,231 and $40,831 of income incentive fees, respectively ($0.10 and $0.11 per weighted average share, respectively). This decrease was driven by a corresponding decrease in pre-incentive fee net investment income from $204,155 for the six months ended December 31, 2016 to $171,155 for the six months ended December 31, 2017, primarily from decreases in interest income due to reduced returns from our structured credit investments due to lower future expected cash flows and repayments on investments. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended December 31, 2017 and December 31, 2016, we incurred $39,347 and $40,848 respectively, of interest expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). During the six months ended December 31, 2017 and December 31, 2016, we incurred $80,382 and $82,517 respectively, of interest expenses related to our Notes. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years.

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Interest on borrowings	$34,130	$35,454	$69,668	$71,168
Amortization of deferred financing costs	3,053	3,127	6,219	6,758
Accretion of discount on Public Notes	72	68	141	132
Facility commitment fees	2,092	2,199	4,354	4,459
Total interest and credit facility expenses	$39,347	$40,848	$80,382	$82,517

Average principal debt outstanding	$2,588,997	$2,649,321	$2,627,534	$2,658,370
Annualized weighted average stated interest rate on borrowings(1)	5.27%	5.35%	5.30%	5.35%
Annualized weighted average interest rate on borrowings(2)	6.08%	6.17%	6.12%	6.21%

(1)	Includes only the stated interest expense.

(2)	Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
Interest expense is relatively stable for the three months ended December 31, 2017 as compared to three months ended December 31, 2016. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 5.35% for the three months ended December 31, 2016 to 5.30% for the three months ended December 31, 2017. This decrease is primarily due to the repurchases and maturities of our Convertible Notes and Prospect Capital InterNotes® which yielded higher rates than the remaining debt.
Interest expense is relatively stable for the six months ended December 31, 2017 as compared to six months ended December 31, 2016. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 5.35% for the six months ended December 31, 2016 to 5.27% for the six months ended December 31, 2017. This decrease is primarily due to the repurchases and maturities of our Convertible Notes and Prospect Capital InterNotes® which yielded higher rates than the remaining debt.

The allocation of gross overhead expense from Prospect Administration was $3,827 and $3,566 for the three months ended December 31, 2017 and December 31, 2016, respectively. Prospect Administration received estimated payments of $4,651 and $909 directly from our portfolio companies, insurance carrier, and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the three months ended December 31, 2017 and December 31, 2016, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. Net overhead during the three months ended December 31, 2017 and December 31, 2016 totaled $(824) and $2,657, respectively.
The allocation of gross overhead expense from Prospect Administration was $8,496 and $8,437 for the six months ended December 31, 2017 and December 31, 2016, respectively. Prospect Administration received estimated payments of $5,792 and $2,247 directly from our portfolio companies, insurance carrier, and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the six months ended December 31, 2017 and December 31, 2016, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. Net overhead during the six months ended December 31, 2017 and December 31, 2016 totaled $2,704 and $6,190, respectively.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were at $7,016 and $7,088 for the six months ended December 31, 2017 and December 31, 2016, respectively.
Net Investment Income
Net investment income represents the difference between investment income and operating expenses. Net investment income was $73,192 and $84,405 for the three months ended December 31, 2017 and December 31, 2016, respectively. Net investment income for the three months ended December 31, 2017 and December 31, 2016 was $0.20 and $0.24 per weighted average share, respectively. During the three months ended December 31, 2017, the decrease of $11,213, or $0.04 per weighted average share, is primarily due to the decrease in interest income by $21,410, or $0.06 per weighted average share, which is due to reduced returns from our structured credit investments due to lower future expected cash flows, an increase in foregone interest from our non-accrual investments, and a decrease in interest income due to lower levels of performing investments. This decrease was offset by a $4,131, or $0.01 per weighted average share, decrease in investment advisory fees.
Net investment income was $136,924 and $163,324 for the six months ended December 31, 2017 and December 31, 2016, respectively. Net investment income for the six months ended December 31, 2017 and December 31, 2016 was $0.38 and $0.46 per weighted average share, respectively. During the six months ended December 31, 2017, the decrease of $26,400, or $0.08 per weighted average share, is primarily due to the decrease in interest income by $44,975, or $0.13 per weighted average share, which is due to reduced returns from our structured credit investments due to lower future expected cash flows, an increase in foregone interest from our non-accrual investments, and a decrease in interest income due to lower levels of performing investments. This decrease was offset by a $8,557, or $0.02 per weighted average share, decrease in investment advisory fees.
Net Realized (Losses) Gains
During the three months ended December 31, 2017, we recognized a net realized loss of $5,673, an unfavorable increase in losses of $5,591 compared to the $82 net realized loss recognized during the three months ended December 31, 2016. During the six months ended December 31, 2017, we recognized a net realized loss of $4,236, an unfavorable increase in losses of $4,868 compared to the $632 net realized gain recognized during the six months ended December 31, 2016. The net realized losses in 2017 were primarily related to the repayment of our investment in Primesport, for which we agreed to a payment to satisfy the loan less than the par amount and realized a loss of $3,019. Additionally, during the three months ended December 31, 2017, we recognized realized losses of $2,494 and $826 from our call of investments in Apidos IX CLO and Madison IX CLO, respectively.
Change in Unrealized Gains (Losses), Net
During the three months ended December 31, 2017, net unrealized losses decreased by $54,695 primarily due to positive trends in the broader market. Improvements in the consumer finance industry and energy sector resulted in increased net unrealized gains of $30,945 and reduced unrealized losses of $24,168, respectively, related to our investments in Credit Central, First Tower, Nationwide and Arctic Energy and Spartan Energy. Our investment in NPRC contributed $11,236 of net unrealized gains, driven by a $23,292 increase in fair value due to improved operating results and favorable market conditions for the underlying real estate portfolio, partially offset by a $12,056 decline in NPRC’s online lending portfolio resulting from an increase in delinquent loans. The remaining net unrealized gain was primarily due to a reduction of the unrealized losses for our investment in PrimeSport. Our investment in PrimeSport repaid and the previously recorded unrealized loss was reversed. These favorable changes were partially offset by a $12,047 unrealized loss related to our CLO portfolio, primarily due to an increase in defaults and ratings migration in the underlying collateral and an increase in the LIBOR rate. Additionally, the value of our investment in USC decreased by $13,757 due to both a decline in operating performance and the overall decline in demand for firearms and ammunition.

During the three months ended December 31, 2016, net unrealized losses decreased by $16,681 primarily due to positive trends in the broader market. Reductions in unrealized losses on our CLO equity investments comprised $39,591 of the total net change in unrealized losses, consistent with positive trends in the broader market, and we also increased the value of our investment in NMMB by $5,404 due to improved operating performance. These favorable changes were partially offset by unrealized losses on our energy-related investments of $3,349 and a decline in our online lending portfolio of $11,894 resulting from an increase in delinquent loans. The remaining $13,071 increase in unrealized losses is primarily a result of declined operating performance in Pacific World.

Net change in unrealized gains (losses) was $1,944 and $18,475 for the six months ended December 31, 2017 and December 31, 2016, respectively. For the six months ended December 31, 2017, the $1,944 net change in unrealized gains was primarily the result of $56,802 unrealized losses in our CLO portfolio due to a decline in the weighted average spread in the underlying senior secured loan portfolios, increase in discount rates, and collateral losses. The value of our investment in USC decreased by $27,164 due to both a decline in operating performance and the overall decline in demand for firearms and ammunition. These unrealized losses were offset by unrealized gains primarily in our investments in consumer financing - Credit Central and First Tower -comprising $51,121 and energy - Arctic Energy, CP Energy and Spartan Energy - comprising $39,742.
During the six months ended December 31, 2016, net unrealized losses decreased by $18,475 due to positive trends in the broader market. Unrealized gains on our CLO equity investments comprised $16,027 of the total net change in unrealized gains, consistent with positive trends in the broader market, and unrealized gains on our REIT investment comprised $36,001 of total net change in unrealized gains for the six months ended December 31, 2016 primarily due to improved operating performance at the property level. These gains were partially offset by unrealized losses on our energy-related investments of $27,827. Additionally, the value of our investment in Pacific World decreased by $10,830 due to a decline in operating performance, and our online lending portfolio declined in value by $14,189 due to an increase in delinquent loans. The remaining $19,292 increase in net unrealized gains was due to operating improvements across multiple investments and industries.

Financial Condition, Liquidity and Capital Resources
For the six months ended December 31, 2017 and December 31, 2016, our operating activities provided $500,148 and $128,165 of cash, respectively. There were no investing activities for the six months ended December 31, 2017 and December 31, 2016. Financing activities used $343,755 and $242,052 of cash during the six months ended December 31, 2017 and December 31, 2016, respectively, which included dividend payments of $148,587 and $163,409, respectively. Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.

Our primary sources of funds have historically been issuances of debt and equity. More recently, we have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the six months ended December 31, 2017, we borrowed $341,000 and we made repayments totaling $341,000 under the Revolving Credit Facility. As of December 31, 2017, we had, net of unamortized discount and debt issuance costs, $889,233 outstanding on the Convertible Notes, $739,318 outstanding on the Public Notes and $824,383 outstanding on the Prospect Capital InterNotes®, and no outstanding balance on the Revolving Credit Facility. (See “Capitalization” above.)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 4.00%. As of December 31, 2017 and June 30, 2017, we had $20,017 and $22,925, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of December 31, 2017 and June 30, 2017.
Our shareholders’ equity accounts as of December 31, 2017 and June 30, 2017 reflect cumulative shares issued, net of shares repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.

As part of our Repurchase Program, we delivered a notice with our annual proxy mailing on September 22, 2017. We did not repurchase any shares of our common stock for the six months ended December 31, 2017 or December 31, 2016.
On August 31, 2016, we filed a registration statement on Form N-2 (File No. 333-213391) with the SEC. We subsequently filed a Pre-Effective Amendment No. 2 thereto on November 1, 2016, which the SEC declared effective on November 3, 2016. On October 26, 2017, we filed Post-Effective Amendment No. 50 to the registration statement, which the SEC declared effective on October 30, 2017. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $5,000,000 in securities, consisting of common stock, preferred stock, debt securities, subscription rights to purchase our securities, warrants representing rights to purchase our securities or separately tradeable units combining two or more of our securities. As of December 31, 2017, we have the ability to issue up to $4,639,035 in securities under the registration statement.
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
Recent Developments
On January 5, 2018, we made a $10,000 first lien and $50,000 second lien secured investment in Research Now Group, Inc., a provider of customer surveys for market research activities.
On January 23, 2018, we made a $12,500 Senior Secured Term Loan A and $12,500 Senior Secured Term Loan B investment in Luminex Home Decor & Fragrance Company, LLC, a manufacturer and designer of decorative candles.
On January 29, 2018, we made a $70,000 first lien senior secured investment in Town & Country Holdings, Inc., a manufacturer and designer of kitchen textiles and table linens.
We have provided notice to call on January 12, 2018 with settlement on February 15, 2018, $37,210 of our Prospect Capital InterNotes® at par maturing between February 15, 2019 and August 15, 2020, with a weighted average rate of 4.80%.

During the period from January 1, 2018 through February 7, 2018 we issued $7,922 aggregate principal amount of Prospect
Capital InterNotes® for net proceeds of $7,813.

On February 7, 2018, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.06 per share for February 2018 to holders of record on February 28, 2018 with a payment date of March 22, 2018.

•	$0.06 per share for March 2018 to holders of record on March 30, 2018 with a payment date of April 19, 2018.

•	$0.06 per share for April 2018 to holders of record on April 30, 2018 with a payment date of May 24, 2018.

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
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three and six months ended December 31, 2017.

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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of December 31, 2017 and June 30, 2017, our qualifying assets as a percentage of total assets, stood at 72.16% and 71.75%, respectively.
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
Our investments in CLOs are classified as Level 3 fair value measured securities under ASC 820 and are valued using both a discounted single-path cash flow model and a discounted multi-path cash flow model. The CLO structures are analyzed to identify the risk exposures and to determine an appropriate call date (i.e., expected maturity). These risk factors are sensitized in the multi-path cash flow model using Monte Carlo simulations, which is a simulation used to model the probability of different outcomes, to generate probability-weighted (i.e., multi-path) cash flows from the underlying assets and liabilities.  These cash flows, after payments to debt tranches senior to our equity positions, are discounted using appropriate market discount rates, and relevant data in the CLO market as well as certain benchmark credit indices are considered, to determine the value of each CLO investment.  In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the implied discount rate that would be effective for the value derived from the multi-path cash flows.  We are not responsible for and have no influence over the asset management of the portfolios underlying the CLO investments we hold, as those portfolios are managed by non-affiliated third party CLO collateral managers. The main risk factors are default risk, prepayment risk, interest rate risk, downgrade risk, and credit spread risk.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of December 31, 2017, approximately 1.2% of our total assets at fair value are in non-accrual status.
Some of our loans and other investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK income computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, we capitalize the accrued interest (reflecting such amounts in the basis as additional securities received). PIK generally becomes due at maturity of the investment or upon the investment being called by the issuer. At the point that we believe PIK is not fully expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are reversed from the related receivable through interest or dividend income, respectively. We do not reverse previously capitalized PIK interest or dividends. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if we believe that PIK is expected to be realized.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of December 31, 2017, we do not expect to have any excise tax due for the 2017 calendar year. Thus, we have not accrued any excise tax for this period.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. December 2017As of December 31, 2017 and for the three and six months then ended, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2014 and thereafter remain subject to examination by the Internal Revenue Service.
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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of SEC registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of December 31, 2017 and June 30, 2017, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.

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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a LIBOR floor. Our loans typically have durations of one to three months after which they reset to current market interest rates. As of December 31, 2017, 89.3% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility and certain Prospect Capital InterNotes® issuances that are based on floating LIBOR rates. Interest on borrowings under the revolving credit facility is one-month LIBOR plus 225 basis points with no minimum LIBOR floor and there is no outstanding balance as of December 31, 2017. Interest on five Prospect Capital InterNotes® is three-month LIBOR plus a range of 300 to 350 basis points with no minimum LIBOR floor. The Convertible Notes, Public Notes and remaining Prospect Capital InterNotes® bear interest at fixed rates.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in CLO residual interests) to our loan portfolio and outstanding debt as of December 31, 2017, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Net Investment Income (1)
Up 300 basis points	$96,350	$43	$96,307	$77,046
Up 200 basis points	63,644	29	63,615	50,892
Up 100 basis points	31,271	14	31,257	25,006
Down 100 basis points	(12,187)	(24)	(12,163)	(9,730)

(1)	Includes the impact of income incentive fees. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of December 31, 2017, one and three month LIBOR was 1.56% and 1.69%, respectively.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the year ended December 31, 2017, we did not engage in hedging activities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2017, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of December 31, 2017.
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
Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
4.1	Five Hundredth Supplemental Indenture dated as of October 5, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(3)
4.2	Five Hundred First Supplemental Indenture dated as of October 5, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(3)
4.3	Five Hundred Second Supplemental Indenture dated as of October 13, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(4)
4.4	Five Hundred Third Supplemental Indenture dated as of October 13, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(4)
4.5	Five Hundred Fourth Supplemental Indenture dated as of October 19, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(5)
4.6	Five Hundred Fifth Supplemental Indenture dated as of October 19, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(5)
4.7	Five Hundred Sixth Supplemental Indenture dated as of October 26, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(6)
4.8	Five Hundred Seventh Supplemental Indenture dated as of October 26, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(6)

Exhibit No.
4.9	Five Hundred Eighth Supplemental Indenture dated as of November 2, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(7)
4.10	Five Hundred Ninth Supplemental Indenture dated as of November 2, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(7)
4.11	Five Hundred Tenth Supplemental Indenture dated as of November 24, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(8)
4.12	Five Hundred Eleventh Supplemental Indenture dated as of November 24, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(8)
4.13	Five Hundred Twelfth Supplemental Indenture dated as of November 30, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(9)
4.14	Five Hundred Thirteenth Supplemental Indenture dated as of November 30, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(9)
4.15	Five Hundred Fourteenth Supplemental Indenture dated as of December 7, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(10)
4.16	Five Hundred Fifteenth Supplemental Indenture dated as of December 7, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(10)
4.17	Five Hundred Sixteenth Supplemental Indenture dated as of December 14, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(11)
4.18	Five Hundred Seventeenth Supplemental Indenture dated as of December 14, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(11)
4.19	Five Hundred Eighteenth Supplemental Indenture dated as of December 21, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(12)
4.20	Five Hundred Nineteenth Supplemental Indenture dated as of December 21, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(12)
4.21	Five Hundred Twentieth Supplemental Indenture dated as of December 29, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(13)
4.22	Five Hundred Twenty-First Supplemental Indenture dated as of December 29, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(13)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on October 5, 2017.
(4)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on October 13, 2017.
(5)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on October 19, 2017.
(6)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on October 26, 2017.
(7)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 51 to the Registration Statement on Form N-2, filed on November 2, 2017.
(8)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 52 to the Registration Statement on Form N-2, filed on November 24, 2017.

(9)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 53 to the Registration Statement on Form N-2, filed on November 30, 2017.
(10)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 54 to the Registration Statement on Form N-2, filed on December 7, 2017.
(11)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 55 to the Registration Statement on Form N-2, filed on December 14, 2017.
(12)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 56 to the Registration Statement on Form N-2, filed on December 21, 2017.
(13)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 57 to the Registration Statement on Form N-2, filed on December 29, 2017.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 7, 2018

PROSPECT CAPITAL CORPORATION

By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer

By:	/s/ BRIAN H. OSWALD
Brian H. Oswald
Chief Financial Officer