Form 10-Q
period 2018-03-31
PROSPECT CAPITAL CORP
filed 2018-05-09
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018 OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at May 9, 2018
$0.001 par value	363,265,564

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

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	March 31, 2018	June 30, 2017

	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $1,857,698 and $1,840,731, respectively)	$1,986,984	$1,911,775
Affiliate investments (amortized cost of $55,482 and $22,957, respectively)	52,288	11,429
Non-control/non-affiliate investments (amortized cost of $3,951,787 and $4,117,868, respectively)	3,680,532	3,915,101
Total investments at fair value (amortized cost of $5,864,967 and $5,981,556, respectively)	5,719,804	5,838,305
Cash	97,563	318,083
Receivables for:
Interest, net	29,511	9,559
Other	836	924
Prepaid expenses	566	1,125
Due from Broker	—	—
Due from Prospect Capital Management (Note 13)	60	—
Due from Affiliate (Note 13)	88	14
Deferred financing costs on Revolving Credit Facility (Note 4)	2,717	4,779
Total Assets	5,851,145	6,172,789
Liabilities
Revolving Credit Facility (Notes 4 and 8)	86,000	—
Convertible Notes (less unamortized debt issuance costs of $11,908 and $15,512, respectively) (Notes 5 and 8)	805,092	937,641
Prospect Capital InterNotes® (less unamortized debt issuance costs of $12,342 and $14,240, respectively) (Notes 7 and 8)	743,729	966,254
Public Notes (less unamortized discount and debt issuance costs of $9,445 and $10,981, respectively) (Notes 6 and 8)	739,836	738,300
Due to Prospect Capital Management (Note 13)	47,009	48,249
Interest payable	29,588	38,630
Due to Broker	24,457	50,371
Dividends payable	21,759	30,005
Due to Prospect Administration (Note 13)	2,148	1,910
Accrued expenses	4,320	4,380
Other liabilities	811	2,097
Total Liabilities	2,504,749	2,817,837
Commitments and Contingencies (Note 3)	—	—
Net Assets	$3,346,396	$3,354,952

Components of Net Assets
Common stock, par value $0.001 per share (1,000,000,000 common shares authorized; 362,657,362 and 360,076,933 issued and outstanding, respectively) (Note 9)	$363	$360
Paid-in capital in excess of par (Note 9)	4,009,704	3,991,317
Accumulated overdistributed net investment income	(59,174)	(54,039)
Accumulated net realized loss	(459,334)	(439,435)
Net unrealized loss	(145,163)	(143,251)
Net Assets	$3,346,396	$3,354,952

Net Asset Value Per Share (Note 16)	$9.23	$9.32

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Investment Income
Interest income:
Control investments	$45,944	$41,353	$139,392	$135,543
Affiliate investments	271	—	476	—
Non-control/non-affiliate investments	68,376	83,794	216,639	257,919
Structured credit securities	31,271	36,564	90,822	114,690
Total interest income	145,862	161,711	447,329	508,152
Dividend income:
Control investments	5,639	728	5,639	4,250
Non-control/non-affiliate investments	648	89	1,518	330
Total dividend income	6,287	817	7,157	4,580
Other income:
Control investments	6,188	2,953	12,317	9,749
Non-control/non-affiliate investments	4,498	5,551	17,011	11,863
Total other income (Note 10)	10,686	8,504	29,328	21,612
Total Investment Income	162,835	171,032	483,814	534,344
Operating Expenses
Base management fee (Note 13)	29,268	30,549	88,990	92,227
Income incentive fee (Note 13)	17,612	18,270	51,843	59,101
Interest and credit facility expenses	37,479	41,464	117,861	123,981
Allocation of overhead from Prospect Administration (Note 13)	3,195	3,581	5,899	9,771
Audit, compliance and tax related fees	1,130	1,223	4,084	3,676
Directors’ fees	113	113	338	338
Excise tax	—	—	—	(1,100)
Other general and administrative expenses	3,592	2,752	7,429	9,946
Total Operating Expenses	92,389	97,952	276,444	297,940
Net Investment Income	70,446	73,080	207,370	236,404
Net Realized and Net Change in Unrealized Gains (Losses) from Investments
Net realized gains (losses)
Control investments	2	1	13	184
Affiliate investments	(14,197)	—	(13,351)	137
Non-control/non-affiliate investments	(23)	177	(5,116)	489
Net realized (losses) gains	(14,218)	178	(18,454)	810
Net change in unrealized gains (losses)
Control investments	1,380	(33,235)	46,898	(30,937)
Affiliate investments	12,952	(581)	19,678	(1,854)
Non-control/non-affiliate investments	(18,188)	(19,930)	(68,488)	(2,480)
Net change in unrealized gains (losses)	(3,856)	(53,746)	(1,912)	(35,271)
Net Realized and Net Change in Unrealized Gains (Losses) from Investments	(18,074)	(53,568)	(20,366)	(34,461)
Net realized losses on extinguishment of debt	(513)	(20)	(1,445)	(205)
Net Increase in Net Assets Resulting from Operations	$51,859	$19,492	$185,559	$201,738
Net increase in net assets resulting from operations per share	$0.14	$0.05	$0.51	$0.56
Dividends declared per share	$(0.18)	$(0.25)	$(0.59)	$(0.75)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)
(Unaudited)

	Nine Months Ended March 31,
	2018	2017
Operations
Net investment income	$207,370	$236,404
Net realized (losses) gains	(19,899)	605
Net change in net unrealized losses	(1,912)	(35,271)
Net Increase in Net Assets Resulting from Operations	185,559	201,738

Distributions to Shareholders
Distribution from net investment income	(211,733)	(268,989)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	(211,733)	(268,989)

Common Stock Transactions
Value of shares issued through reinvestment of dividends	17,618	23,502
Net Increase in Net Assets Resulting from Common Stock Transactions	17,618	23,502

Total Decrease in Net Assets	(8,556)	(43,749)
Net assets at beginning of period	3,354,952	3,435,917
Net Assets at End of Period (Accumulated Overdistributed Net Investment Income of $59,174 and $33,719, respectively)	$3,346,396	$3,392,168

Common Stock Activity
Shares issued through reinvestment of dividends	2,580,429	2,778,472
Shares issued and outstanding at beginning of period	360,076,933	357,107,231
Shares Issued and Outstanding at End of Period	362,657,362	359,885,703

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Nine Months Ended March 31,
	2018	2017
Operating Activities
Net increase in net assets resulting from operations	$185,559	$201,738
Net realized losses on extinguishment of debt	1,445	205
Net realized losses (gains) on investments	18,454	(810)
Net change in net unrealized (gains) losses on investments	1,912	35,271
Amortization of discounts and (accretion of premiums), net	17,706	42,937
Accretion of discount on Public Notes (Note 6)	212	200
Amortization of deferred financing costs	9,168	10,128
Payment-in-kind interest	(6,128)	(14,326)
Structuring fees	(9,135)	(11,674)
Change in operating assets and liabilities:
Payments for purchases of investments	(1,375,555)	(1,240,294)
Proceeds from sale of investments and collection of investment principal	1,471,247	1,061,839
Decrease in due to Broker	(25,914)	(957)
Decrease in due to Prospect Capital Management	(1,240)	(5,051)
(Increase) decrease in interest receivable, net	(19,952)	1,872
Decrease in interest payable	(9,042)	(7,041)
(Decrease) increase in accrued expenses	(60)	2,033
Decrease in other liabilities	(1,286)	(1,615)
Decrease in other receivables	88	68
Increase in due from Prospect Administration	(60)	—
Increase in due from affiliate	(74)	—
Decrease in prepaid expenses	559	139
Increase in due to Prospect Administration	238	82
Net Cash Provided by Operating Activities	258,142	74,744
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	427,000	557,000
Principal payments under Revolving Credit Facility (Note 4)	(341,000)	(557,000)
Issuances of Public Notes, net of original issue discount (Note 6)	—	37,466
Redemptions of Convertible Notes (Note 5)	(136,153)	(167,500)
Issuances of Prospect Capital InterNotes® (Note 7)	69,428	109,221
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(293,851)	(12,170)
Financing costs paid and deferred	(1,724)	(2,500)
Dividends paid	(202,362)	(245,255)
Net Cash Used in Financing Activities	(478,662)	(280,738)

Net Decrease in Cash	(220,520)	(205,994)
Cash at beginning of period	318,083	317,798
Cash at End of Period	$97,563	$111,804
Supplemental Disclosures
Cash paid for interest	$117,523	$120,694
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$17,618	$23,502
Cost basis of investments written off as worthless	$20,235	$2,535

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
(in thousands, except share data)

			March 31, 2018 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)(44)(47)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

Arctic Energy Services, LLC(37)	Wyoming / Energy Equipment & Services	Class D Units (12.00%, 32,915 units)(16)	$—	$31,640	$27,017	0.8%
		Class E Units (14.00%, 21,080 units)(16)	—	23,800	—	—%
		Class A Units (14.00%, 700 units)(16)	—	9,006	—	—%
		Class C Units (10 units)(16)	—	—	—	—%
				64,446	27,017	0.8%
CCPI Inc.(19)	Ohio / Electronic Equipment, Instruments & Components	Senior Secured Term Loan A (10.00%, due 12/31/2020)(3)	2,881	2,881	2,881	0.1%
		Senior Secured Term Loan B (12.00% plus 7.00% PIK, due 12/31/2020)(3)(46)	17,819	17,819	17,819	0.5%
		Common Stock (14,857 shares)	—	6,759	15,557	0.5%
				27,459	36,257	1.1%
CP Energy Services Inc.(20)	Oklahoma / Energy Equipment & Services	Senior Secured Term Loan (12.69% (LIBOR + 11.00% with 1.00% LIBOR floor), due 12/29/2022)(11)	35,048	35,048	35,048	1.0%
		Series B Convertible Preferred Stock (16.00%, 790 shares)(16)	—	63,225	55,135	1.7%
		Common Stock (2,924 shares)(16)	—	15,227	—	—%
				113,500	90,183	2.7%
Credit Central Loan Company, LLC(21)	South Carolina / Consumer Finance	Subordinated Term Loan (20.00% (10.00% plus 10.00% PIK, due 6/26/2019)(14)(46)	51,855	46,788	51,855	1.5%
		Class A Units (10,640,642 units)(14)(16)	—	13,731	22,353	0.7%
		Net Revenues Interest (25% of Net Revenues)(14)(16)	—	—	2,249	0.1%
				60,519	76,457	2.3%
Echelon Transportation, LLC (f/k/a Echelon Aviation LLC)	New York / Aerospace & Defense	Senior Secured Term Loan (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(13)(46)	31,055	31,055	31,055	0.9%
		Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 1.00% PIK, due 12/7/2024)(13)(46)	16,044	16,044	16,044	0.5%
		Membership Interest (100%)(16)	—	22,738	32,202	1.0%
				69,837	79,301	2.4%
First Tower Finance Company LLC(23)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 7.00% PIK, due 6/24/2019)(14)(46)	272,170	272,170	272,170	8.1%
		Class A Units (95,709,910 units)(14)(16)	—	81,146	162,981	4.9%
				353,316	435,151	13.0%
Freedom Marine Solutions, LLC(24)	Louisiana / Energy Equipment & Services	Membership Interest (100%)(16)	—	43,292	13,188	0.4%
				43,292	13,188	0.4%
MITY, Inc.(25)	Utah / Commercial Services & Supplies	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 1/30/2020)(3)(11)	26,250	26,250	26,250	0.8%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 1/30/2020)(3)(11)(46)	24,442	24,442	24,442	0.7%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due on demand)(14)	5,716	7,200	5,716	0.2%
		Common Stock (42,053 shares)(16)	—	6,849	5,715	0.2%
				64,741	62,123	1.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2018 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)(44)(47)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

National Property REIT Corp.(26)	Various / Equity Real Estate Investment Trusts (REITs) / Online Lending	Senior Secured Term Loan A (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 10.50% PIK, due 4/1/2019)(11)(46)	$293,203	$293,203	$293,203	8.8%
		Senior Secured Term Loan E (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(11)(46)	276,549	276,549	276,549	8.2%
		Common Stock (2,748,812 shares)	—	257,527	369,123	11.0%
		Net Operating Income Interest (5% of Net Operating Income)	—	—	92,275	2.8%
				827,279	1,031,150	30.8%
Nationwide Loan Company LLC(27)	Illinois / Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)(14)(46)	17,410	17,410	17,410	0.5%
		Class A Units (32,456,159 units)(14)(16)	—	21,962	13,580	0.4%
				39,372	30,990	0.9%
NMMB, Inc.(28)	New York / Media	Senior Secured Note (14.00%, due 5/6/2021)(3)	3,714	3,714	3,714	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2021)(3)	6,900	6,900	6,900	0.2%
		Series A Preferred Stock (7,200 shares)(16)	—	7,200	5,503	0.2%
		Series B Preferred Stock (5,669 shares)(16)	—	5,669	4,332	0.1%
				23,483	20,449	0.6%
R-V Industries, Inc.	Pennsylvania / Machinery	Senior Subordinated Note (11.31% (LIBOR + 9.00% with 1.00% LIBOR floor), due 3/31/2022)(3)(11)	28,622	28,622	28,622	0.8%
		Common Stock (745,107 shares)(16)	—	6,866	2,403	0.1%
				35,488	31,025	0.9%
SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company)(29)	Texas / Energy Equipment & Services	Series A Convertible Preferred Stock (6.50%, 99,000 shares)(16)	—	—	1,011	—%
		Common Stock (100 shares)(16)	—	—	—	—%
				—	1,011	—%
USES Corp.(30)	Texas / Commercial Services & Supplies	Senior Secured Term Loan A (9.00% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	36,127	31,601	9,672	0.3%
		Senior Secured Term Loan B (15.50% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	46,019	35,568	—	—%
		Common Stock (268,962 shares)(16)	—	—	—	—%
				67,169	9,672	0.3%
Valley Electric Company, Inc.(31)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2024)(3)(11)(46)	10,430	10,430	10,430	0.3%
		Senior Secured Note (10.00% plus 8.50% PIK, due 6/23/2024)(46)	27,292	27,292	27,292	0.8%
		Common Stock (50,000 shares)(16)	—	26,204	4,740	0.2%
				63,926	42,462	1.3%
Wolf Energy, LLC(32)	Kansas / Energy Equipment & Services	Membership Interest (100%)(16)	—	—	—	—%
		Membership Interest in Wolf Energy Services Company, LLC (100%)(16)	—	3,871	537	—%
		Net Profits Interest (8% of Equity Distributions)(4)(16)	—	—	11	—%
				3,871	548	—%
Total Control Investments (Level 3)				$1,857,698	$1,986,984	59.4%

See notes to consolidated financial statements.

			March 31, 2018 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)(44)(48)	Principal Value	Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Affiliate Investments (5.00% to 24.99% voting control)(48)

Edmentum Ultimate Holdings, LLC(22)	Minnesota / Diversified Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00% PIK, due 12/9/2021)(15)	$7,834	$7,834	$7,834	0.2%
		Unsecured Senior PIK Note (8.50% PIK, due 12/9/2021)(46)	7,365	7,365	7,365	0.2%
		Unsecured Junior PIK Note (10.00% PIK, in non-accrual status effective 1/1/2017, due 12/9/2021)	34,377	23,828	17,728	0.5%
		Class A Units (370,964 units)(16)	—	6,577	—	—%
				45,604	32,927	0.9%
Nixon, Inc.(39)	California / Textiles, Apparel & Luxury Goods	Common Stock (857 units)(16)	—	—	—	—%
					—	—%
Targus Cayman HoldCo Limited(33)	California / Textiles, Apparel & Luxury Goods	Common Stock (7,383,395 shares)(16)	—	9,878	19,361	0.6%
				9,878	19,361	0.6%
Total Affiliate Investments (Level 3)				$55,482	$52,288	1.5%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2018 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)(44)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Ability Network Inc.	Minnesota / Health Care Technology	Second Lien Term Loan (9.54%. (LIBOR + 7.75% with 0.00% LIBOR floor), due 12/13/2025)(8)(13)	$15,000	$14,928	$15,300	0.5%
				14,928	15,300	0.5%
ACE Cash Express, Inc.	Texas / Consumer Finance	Senior Secured Note (12.00%, due 12/15/2022)(8)(14)	20,000	19,717	22,400	0.7%
				19,717	22,400	0.7%
AgaMatrix, Inc.	New Hampshire / Healthcare Equipment and Supplies	Senior Secured Term Loan (11.06% (LIBOR + 8.75% with 1.25% LIBOR floor), due 9/29/2022)(3)(11)	31,250	31,250	31,250	0.9%
				31,250	31,250	0.9%
American Gilsonite Company(34)	Utah / Chemicals	Membership Interest (0.05%, 131 shares)(16)	—	—	—	—%
				—	—	—%
Apidos CLO IX	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 7/15/2023)(5)(14)(17)	23,525	21	74	—%
				21	74	—%
Apidos CLO XI	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 8.54%, due 10/17/2028)(5)(14)	40,500	31,872	25,091	0.8%
				31,872	25,091	0.8%
Apidos CLO XII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.49%, due 4/15/2031)(5)(14)	52,203	33,708	26,824	0.8%
				33,708	26,824	0.8%
Apidos CLO XV	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.56%, due 4/20/2031)(5)(14)	48,515	35,161	27,452	0.8%
				35,161	27,452	0.8%
Apidos CLO XXII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.40%, due 10/20/2027)(5)(6)(14)	31,350	27,638	25,150	0.8%
				27,638	25,150	0.8%
Ark-La-Tex Wireline Services, LLC	Louisiana / Energy Equipment & Services	Senior Secured Term Loan B (14.50% (LIBOR + 13.50% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 4/8/2019)(13)	25,595	1,145	787	—%
				1,145	787	—%
Armor Holding II LLC	New York / Commercial Services & Supplies	Second Lien Term Loan (11.30% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(8)(11)	7,000	6,943	7,000	0.2%
				6,943	7,000	0.2%
Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Health Care Providers & Services	Revolving Line of Credit – $7,000 Commitment (10.19% (LIBOR + 8.50% with 1.50% LIBOR floor), due 8/21/2019)(11)(15)	7,000	7,000	6,934	0.2%
		Senior Term Loan (10.19% (LIBOR + 8.50% with 1.50% LIBOR floor), due 2/21/2020)(3)(11)	78,949	78,949	78,200	2.3%
				85,949	85,134	2.5%
ATS Consolidated, Inc.	Arizona / Electronic Equipment, Instruments & Components	Second Lien Term Loan (9.40% (LIBOR + 7.75%, due 2/27/2026)(8)(13)	15,000	14,851	14,866	0.4%
				14,851	14,866	0.4%
Autodata, Inc./ Autodata Solutions, Inc.(9)	Canada / Software	Second Lien Term Loan (9.01% (LIBOR + 7.25% with 1.00% LIBOR floor), due 12/14/2025)(8)(13)	6,000	5,971	5,971	0.2%
				5,971	5,971	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2018 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)(44)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Babson CLO Ltd. 2014-III	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.43%, due 1/15/2026)(5)(6)(14)	$52,250	$40,709	$34,638	1.0%
				40,709	34,638	1.0%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Note (10.31% (LIBOR + 8.00% with 1.25% LIBOR floor), due 12/02/2022)(3)(11)	455,400	455,400	455,400	13.6%
				455,400	455,400	13.6%
Brookside Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.50%, due 1/18/2028)(5)(14)	36,300	18,873	13,613	0.4%
				18,873	13,613	0.4%
California Street CLO IX Ltd. (f/k/a Symphony CLO IX Ltd.)	Cayman Islands / Structured Finance	Preference Shares (Residual Interest, current yield 14.21%, due 10/16/2028)(5)(14)	58,915	41,236	36,145	1.1%
				41,236	36,145	1.1%
Candle-Lite Company, LLC	Ohio / Household & Personal Products	Senior Secured Term Loan A (7.48% (LIBOR + 5.50% with 1.25% LIBOR floor), due 1/23/2023)(3)(11)	12,500	12,500	12,500	0.4%
		Senior Secured Term Loan B (11.48% (LIBOR + 9.50% with 1.25% LIBOR floor), due 1/23/2023)(3)(11)	12,500	12,500	12,500	0.4%
				25,000	25,000	0.8%
Capstone Logistics Acquisition, Inc.	Georgia / Commercial Services & Supplies	Second Lien Term Loan (10.13% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(8)(13)	101,517	101,135	99,329	3.0%
				101,135	99,329	3.0%
Carlyle Global Market Strategies CLO 2014-4, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 21.22%, due 10/15/2026)(5)(6)(14)	25,534	20,031	19,340	0.6%
				20,031	19,340	0.6%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.87%, due 10/20/2029)(5)(6)(14)	32,200	32,146	29,102	0.9%
				32,146	29,102	0.9%
Cent CLO 17 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 1/30/2025)(5)(14)(17)	24,870	17,644	15,445	0.5%
				17,644	15,445	0.5%
Cent CLO 20 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.78%, due 1/25/2026)(5)(14)	40,275	31,811	28,471	0.9%
				31,811	28,471	0.9%
Cent CLO 21 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 19.00%, due 7/27/2026)(5)(6)(14)	48,528	36,585	34,166	1.0%
				36,585	34,166	1.0%
Centerfield Media Holding Company(35)	California / Internet Software and Services	Senior Secured Term Loan A (8.69% (LIBOR + 7.00% with 1.00% LIBOR floor), due 1/17/2022)(3)(8)(11)	66,640	66,640	66,640	2.0%
		Senior Secured Term Loan B (14.19% (LIBOR + 12.50% with 1.00% LIBOR floor), due 1/17/2022)(8)(11)	68,000	68,000	68,000	2.0%
				134,640	134,640	4.0%
CIFC Funding 2013-III-R, Ltd. (f/k/a CIFC Funding 2013-III, Ltd.)	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.89%, due 4/24/2031)(5)(14)	44,100	29,946	25,853	0.8%
				29,946	25,853	0.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2018 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)(44)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

CIFC Funding 2013-IV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 8.34%, due 11/27/2024)(5)(14)	$45,500	$31,530	$28,084	0.8%
				31,530	28,084	0.8%
CIFC Funding 2014-IV Investor, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 7.39%, due 10/17/2026)(5)(6)(14)	41,500	28,832	23,982	0.7%
				28,832	23,982	0.7%
CIFC Funding 2016-I, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 12.61%, due 10/21/2028)(5)(6)(14)	34,000	31,268	28,106	0.8%
				31,268	28,106	0.8%
Cinedigm DC Holdings, LLC	New York / Media	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(11)(46)	39,710	39,660	39,710	1.2%
				39,660	39,710	1.2%
Class Appraisal, LLC	Michigan / Real Estate Management & Development	Revolving Line of Credit – $1,500 Commitment (5%, due 3/12/2020)(11)(15)	—	—	—	—%
		Senior Secured Term Loan (10.56% (LIBOR + 8.25% with 1.50% LIBOR floor), due 3/10/2023)(11)	42,000	42,000	42,000	1.3%
				42,000	42,000	1.3%
Coverall North America, Inc.	Florida / Commercial Services & Supplies	Senior Secured Term Loan A (7.69% (LIBOR + 6.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	21,720	21,720	21,720	0.7%
		Senior Secured Term Loan B (12.69% (LIBOR + 11.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	24,875	24,875	24,875	0.8%
				46,595	46,595	1.5%
CP VI Bella Midco	Pennsylvania / IT Services	Second Lien Term Loan (8.63% (LIBOR + 6.75%, due 12/29/2025)(8)(13)	2,000	1,990	1,990	0.1%
				1,990	1,990	0.1%
CURO Financial Technologies Corp.	Canada / Consumer Finance	Senior Secured Notes (12.00%, due 3/1/2022)(8)(14)	10,896	10,833	10,896	0.3%
				10,833	10,896	0.3%
Digital Room, LLC	California / Commercial Services & Supplies	First Lien Term Loan (6.88% (LIBOR + 5.00% with 1.00% LIBOR floor), due 12/29/2023)(8)(13)	9,975	9,878	9,878	0.3%
		Second Lien Term Loan (10.63% (LIBOR + 8.75% with 1.00% LIBOR floor), due 12/29/2024)(3)(8)(13)	57,100	56,264	56,264	1.7%
				66,142	66,142	2.0%
Dunn Paper, Inc.	Georgia / Paper & Forest Products	Second Lien Term Loan (10.63% (LIBOR + 8.75% with 1.00% LIBOR floor), due 8/26/2023)(3)(8)(13)	11,500	11,320	11,500	0.3%
				11,320	11,500	0.3%
Easy Gardener Products, Inc.	Texas / Household Durables	Senior Secured Term Loan (11.69% (LIBOR + 10.00% with 0.25% LIBOR floor), due 09/30/2020)(3)(11)	17,106	17,106	16,155	0.5%
				17,106	16,155	0.5%
Engine Group, Inc.(7)	California / Media	Senior Secured Term Loan (7.05% (LIBOR + 4.75% with 1.00% LIBOR floor), due 9/15/2022)(8)(11)	4,875	4,875	4,875	0.2%
		Second Lien Term Loan (11.05% (LIBOR + 8.75% with 1.00% LIBOR floor), due 9/15/2023)(3)(8)(11)	35,000	35,000	35,000	1.0%
				39,875	39,875	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2018 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)(44)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

EXC Holdings III Corp.	Massachusetts / Technology Hardware, Storage & Peripherals	Second Lien Term Loan (9.71% (LIBOR + 7.50% with 1.00% LIBOR floor), due 12/01/2025)(8)(10)	$12,500	$12,380	$12,500	0.4%
				12,380	12,500	0.4%
Fleetwash, Inc.	New Jersey / Commercial Services & Supplies	Senior Secured Term Loan B (10.69% (LIBOR + 9.00% with 1.00% LIBOR floor), due 4/30/2022)(3)(11)	21,544	21,544	21,544	0.6%
		Delayed Draw Term Loan – $15,000 Commitment (9.84% (LIBOR + 8.00% with 1.00% LIBOR floor), expires 4/30/2022)(11)(15)	—	—	—	—%
				21,544	21,544	0.6%
Galaxy XV CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.81%, due 10/15/2030)(5)(14)	50,525	34,430	30,734	0.9%
				34,430	30,734	0.9%
Galaxy XVI CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 4.64%, due 11/16/2025)(5)(14)	24,575	16,933	13,965	0.4%
				16,933	13,965	0.4%
Galaxy XVII CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 5.40%, due 7/15/2026)(5)(6)(14)	39,905	27,977	22,618	0.7%
				27,977	22,618	0.7%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 8/15/2023)(5)(14)(17)	23,188	3,955	4,680	0.1%
				3,955	4,680	0.1%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 4/15/2025)(5)(14)(17)	40,400	23,045	16,134	0.5%
				23,045	16,134	0.5%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 5.03%, due 4/18/2026)(5)(14)	24,500	14,476	12,075	0.4%
				14,476	12,075	0.4%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 8.31%, due 4/28/2025)(5)(6)(14)	41,164	25,092	19,801	0.6%
				25,092	19,801	0.6%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 19.19%, due 10/18/2027)(5)(6)(14)	39,598	34,934	32,959	1.0%
				34,934	32,959	1.0%
Harbortouch Payments, LLC	Pennsylvania / Commercial Services & Supplies	Escrow Receivable	—	—	900	—%
				—	900	—%
HarbourView CLO VII, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 20.59%, due 11/18/2026)(5)(6)(14)	19,025	15,549	13,823	0.4%
				15,549	13,823	0.4%
Harley Marine Services, Inc.	Washington / Marine	Second Lien Term Loan (12.00% (LIBOR + 10.25% with 1.25% LIBOR floor), due 12/20/2019)(3)(8)(11)	9,000	8,943	8,879	0.3%
				8,943	8,879	0.3%
Ingenio, LLC	California / Internet Software and Services	Senior Secured Term Loan (9.50% (LIBOR + 7.50% with 1.25% LIBOR floor), due 9/26/2022)(3)(8)(11)	10,000	10,000	10,000	0.3%
				10,000	10,000	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2018 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)(44)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Inpatient Care Management Company, LLC	Florida / Health Care Providers & Services	Senior Secured Term Loan (9.69% (LIBOR + 8.00% with 1.00% LIBOR floor), due 6/8/2021)(3)(11)	$24,657	$24,657	$24,657	0.7%
				24,657	24,657	0.7%
InterDent, Inc.	California / Health Care Providers & Services	Senior Secured Term Loan A (7.39% (LIBOR + 5.50% with 0.75% LIBOR floor), due 12/31/2017, past due)(13)	77,994	77,994	77,950	2.3%
		Senior Secured Term Loan B (12.39% (LIBOR + 10.50% with 0.75% LIBOR floor), due 12/31/2017, past due)(13)	131,125	131,125	128,039	3.8%
		Senior Secured Term Loan C (18.00% PIK, due on demand)(46)	3,012	3,012	2,560	0.1%
		Warrants (to purchase 4,900 shares of Common Stock, expires 3/22/2030)	—	—	—	—%
				212,131	208,549	6.2%
Janus International Group, LLC	Georgia / Building Products	Second Lien Term Loan (9.49% (LIBOR + 7.75% with 1.00% LIBOR floor), due 2/12/2026)(13)	10,000	9,902	10,000	0.3%
				9,902	10,000	0.3%
JD Power and Associates	California / Capital Markets	Second Lien Term Loan (10.38% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/7/2024)(3)(8)(13)	20,000	19,792	20,000	0.6%
				19,792	20,000	0.6%
Jefferson Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 7.70%, due 7/20/2027)(5)(6)(14)	19,500	16,286	12,489	0.4%
				16,286	12,489	0.4%
K&N Parent, Inc.	California / Auto Components	Second Lien Term Loan (10.63% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/21/2024)(3)(8)(13)	13,000	12,786	12,948	0.4%
				12,786	12,948	0.4%
Keystone Acquisition Corp.(36)	Pennsylvania / Health Care Providers & Services	Second Lien Term Loan (11.55% (LIBOR + 9.25% with 1.00% LIBOR floor), due 5/1/2025)(3)(8)(11)	50,000	50,000	50,000	1.5%
				50,000	50,000	1.5%
LCM XIV Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 0.00%, due 7/15/2025)(5)(14)(17)	30,500	19,520	13,337	0.4%
				19,520	13,337	0.4%
Madison Park Funding IX, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 28.65%, due 8/15/2022)(5)(14)	43,110	1,829	1,890	0.1%
				1,829	1,890	0.1%
Maverick Healthcare Equity, LLC	Arizona / Health Care Providers & Services	Preferred Units (10.00%, 1,250,000 units)(16)	—	1,252	507	—%
		Class A Common Units (1,250,000 units)(16)	—	—	—	—%
				1,252	507	—%
MedMark Services, Inc. (51)	Texas / Health Care Providers & Services	Second Lien Term Loan (10.27% (LIBOR + 8.25% with 1.00% LIBOR floor), due 3/1/2025)(8)(11)	7,000	6,930	6,952	0.2%
				6,930	6,952	0.2%
Memorial MRI & Diagnostic, LLC	Texas / Health Care Providers & Services	Senior Secured Term Loan (10.81% (LIBOR + 8.50% with 1.00% LIBOR floor), due 3/16/2022)(11)	37,240	37,240	37,240	1.1%
				37,240	37,240	1.1%
Mountain View CLO 2013-I Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.87%, due 10/12/2030)(5)(14)	43,650	27,873	23,699	0.7%
				27,873	23,699	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2018 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)(44)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Mountain View CLO IX Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.94%, due 7/15/2027)(5)(6)(14)	$47,830	$40,436	$37,445	1.1%
				40,436	37,445	1.1%
National Home Healthcare Corp.	Michigan / Health Care Providers & Services	Second Lien Term Loan (10.74% (LIBOR + 9.00% with 1.00% LIBOR floor), due 12/8/2022)(3)(8)(13)	15,407	15,228	15,407	0.5%
				15,228	15,407	0.5%
Octagon Investment Partners XV, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 14.76%, due 7/19/2030)(5)(14)	42,064	31,433	26,490	0.8%
				31,433	26,490	0.8%
Octagon Investment Partners 18-R Ltd. (f/k/a Octagon Investment Partners XVIII, Ltd.)	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 15.86%, due 4/16/2031)(5)(6)(14)	46,016	26,236	23,418	0.7%
				26,236	23,418	0.7%
Pacific World Corporation	California / Personal Products	Revolving Line of Credit – $21,000 Commitment (9.06% (LIBOR + 7.25% with 1.00% LIBOR floor), due 9/26/2020)(13)(15)	20,825	20,825	20,825	0.6%
		Senior Secured Term Loan A (7.06% (LIBOR + 5.25% with 1.00% LIBOR floor), due 9/26/2020)(3)(13)	96,500	96,500	93,856	2.8%
		Senior Secured Term Loan B (11.06% (LIBOR + 9.25% with 1.00% LIBOR floor), due 9/26/2020)(3)(13)	96,500	96,500	68,470	2.1%
		Common Stock (6,778,414 units)(16)	—	—	—	—%
				213,825	183,151	5.5%
Pearl Intermediate Parent LLC	Connecticut / Health Care Providers & Services	Second Lien Term Loan (8.03% (LIBOR + 6.25%, due 2/15/2026)(8)(13)	5,000	4,975	5,000	0.1%
				4,975	5,000	0.1%
Pelican Products, Inc.	California / Chemicals	Second Lien Term Loan (10.13% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/9/2021)(3)(8)(13)	17,500	17,491	17,500	0.5%
				17,491	17,500	0.5%
PeopleConnect Intermediate, LLC (f/k/a Intelius, Inc.)	Washington / Internet Software & Services	Revolving Line of Credit – $1,000 Commitment (11.20% (LIBOR + 9.50% with 1.00% LIBOR floor), due 7/1/2020)(11)(15)	500	500	500	—%
		Senior Secured Term Loan A (8.20% (LIBOR + 6.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)	19,069	19,069	19,069	0.6%
		Senior Secured Term Loan B (14.20% (LIBOR + 12.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)	20,284	20,284	20,284	0.6%
				39,853	39,853	1.2%
PGX Holdings, Inc.(40)	Utah / Diversified Consumer Services	Second Lien Term Loan (10.89% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(13)	118,289	118,289	118,289	3.5%
				118,289	118,289	3.5%
PharMerica Corporation	Kentucky / Pharmaceuticals	Second Lien Term Loan (9.46% (LIBOR + 7.75% with 1.00% LIBOR floor), due 12/7/2025)(8)(13)	12,000	11,881	12,000	0.4%
				11,881	12,000	0.4%
Photonis Technologies SAS	France / Electronic Equipment, Instruments & Components	First Lien Term Loan (9.80% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(8)(11)(14)	12,872	12,407	11,518	0.3%
				12,407	11,518	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2018 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)(44)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

PlayPower, Inc.	North Carolina / Leisure Products	Second Lien Term Loan (11.05% (LIBOR + 8.75% with 1.00% LIBOR floor), due 6/23/2022)(3)(8)(11)	$11,000	$10,898	$11,000	0.3%
				10,898	11,000	0.3%
Research Now Group, Inc.	Connecticut / Professional Services	First Lien Term Loan (7.86% (LIBOR + 5.50% with 1.00% LIBOR floor), due 12/20/2024)(8)(10)	10,000	9,518	9,649	0.3%
		Second Lien Term Loan (11.86% (LIBOR + 9.50% with 1.00% LIBOR floor), due 12/20/2025)(8)(10)	50,000	46,610	47,229	1.4%
				56,128	56,878	1.7%
RGIS Services, LLC	Michigan / Commercial Services & Supplies	Senior Secured Term Loan (9.38% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(3)(8)(13)	30,172	29,558	28,499	0.9%
				29,558	28,499	0.9%
RME Group Holding Company	Florida / Media	Senior Secured Term Loan A (8.31% (LIBOR + 6.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	36,938	36,938	36,938	1.1%
		Senior Secured Term Loan B (13.31% (LIBOR + 11.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	24,813	24,813	24,813	0.7%
				61,751	61,751	1.8%
Rocket Software, Inc.	Massachusetts / Software	Second Lien Term Loan (11.38% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/14/2024)(3)(8)(11)	50,000	49,188	50,000	1.5%
				49,188	50,000	1.5%
Romark WM-R Ltd. (f/k/a Washington Mill CLO Ltd.)	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.49%, due 4/20/2031)(5)(6)(14)	27,725	20,865	17,771	0.5%
				20,865	17,771	0.5%
Rosa Mexicano	New York / Hotels, Restaurants & Leisure	Revolving Line of Credit – $2,500 Commitment (9.80% (LIBOR + 7.50% with 1.50% LIBOR floor), due 3/29/2023(8)(11)(15)	—	—	—	—%
		Senior Secured Term Loan (9.80% (LIBOR + 7.50% with 1.50% LIBOR floor), due 3/29/2023(8)(11)	30,000	30,000	30,000	0.9%
				30,000	30,000	0.9%
SCS Merger Sub, Inc.	Texas / IT Services	Second Lien Term Loan (11.38% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/30/2023)(3)(8)(13)	20,000	19,586	20,000	0.6%
				19,586	20,000	0.6%
Securus Technologies Holdings, Inc.	Texas / Communications Equipment	Second Lien Term Loan (10.13% (LIBOR + 8.25% with 1.00% LIBOR floor), due 11/01/2025)(8)(13)	40,000	39,855	40,000	1.2%
				39,855	40,000	1.2%
SESAC Holdco II LLC	Tennessee / Media	Second Lien Term Loan (9.13% (LIBOR + 7.25% with 1.00% LIBOR floor), due 2/23/2025)(8)(13)	3,000	2,974	2,974	0.1%
				2,974	2,974	0.1%
Small Business Whole Loan Portfolio(41)	New York / Online Lending	124 Small Business Loans purchased from On Deck Capital, Inc.	288	288	199	—%
				288	199	—%
SMG US Midco	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (8.88% (LIBOR + 7.00%, due 1/23/2026)(8)(13)	7,500	7,482	7,482	0.2%
				7,482	7,482	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2018 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)(44)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Spartan Energy Services, Inc.	Louisiana / Energy Equipment & Services	Senior Secured Term Loan A (7.65% (LIBOR + 6.00% with 1.00% LIBOR floor), due 12/28/2018)(13)	$13,156	$12,232	$12,988	0.4%
		Senior Secured Term Loan B (13.65% PIK (LIBOR + 12.00% with 1.00% LIBOR floor)13.65% PIK, due 12/28/2018)(13)(46)	17,608	15,615	17,250	0.5%
				27,847	30,238	0.9%
Spectrum Holdings III Corp.	Georgia / Health Care Equipment & Supplies	Second Lien Term Loan (8.88% (LIBOR + 7.00% with 1.00% LIBOR floor), due 1/31/2026)(8)(13)	7,500	7,463	7,500	0.2%
				7,463	7,500	0.2%
Strategic Materials	Texas / Household Durables	Second Lien Term Loan (9.52% (LIBOR + 7.75% with 1.00% LIBOR floor), due 11/1/2025)(11)	7,000	6,934	6,934	0.2%
				6,934	6,934	0.2%
Sudbury Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 8.10%, due 1/17/2026)(5)(14)	28,200	18,700	14,514	0.4%
				18,700	14,514	0.4%
Symphony CLO XIV Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 6.70%, due 7/14/2026)(5)(6)(14)	49,250	34,875	28,075	0.8%
				34,875	28,075	0.8%
Symphony CLO XV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.01%, due 10/17/2026)(5)(14)	50,250	40,170	32,967	1.0%
				40,170	32,967	1.0%
TGP HOLDINGS III LLC	Oregon / Household Durables	Second Lien Term Loan (10.80% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/25/2025)(8)(11)	3,000	2,958	3,000	0.1%
				2,958	3,000	0.1%
TouchTunes Interactive Networks, Inc.	New York / Internet Software & Services	Second Lien Term Loan (9.94% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(3)(8)(13)	14,000	13,921	14,000	0.4%
				13,921	14,000	0.4%
Town & Country Holdings, Inc.	New York / Distributors	First Lien Term Loan (10.98% (LIBOR + 9.00% with 1.25% LIBOR floor), due 1/26/2023)(3)(8)(11)	70,000	70,000	70,000	2.1%
				70,000	70,000	2.1%
Transplace Holdings, Inc.	Texas / Transportation Infrastructure	Second Lien Term Loan (10.46% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/6/2025)(8)(13)	30,923	30,291	30,923	0.9%
				30,291	30,923	0.9%
Turning Point Brands, Inc.(42)	Kentucky / Tobacco	Second Lien Term Loan (8.70% (LIBOR + 7.00% with 0.00% LIBOR floor), due 3/7/2024)(3)(8)(13)	14,500	14,386	13,933	0.4%
				14,386	13,933	0.4%
United Sporting Companies, Inc.(18)	South Carolina / Distributors	Second Lien Term Loan (12.89% (LIBOR + 11.00% with 1.75% LIBOR floor) plus 2.00% PIK, in non-accrual status effective 4/1/2017, due 11/16/2019)(3)(13)	143,717	131,699	47,780	1.4%
		Common Stock (24,967 shares)(16)	—	—	—	—%
				131,699	47,780	1.4%
Universal Fiber Systems, LLC	Virginia / Textiles, Apparel & Luxury Goods	Second Lien Term Loan (11.29% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/02/2022)(3)(8)(12)	37,000	36,525	37,000	1.1%
				36,525	37,000	1.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2018 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)(44)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Universal Turbine Parts, LLC	Alabama / Trading Companies & Distributors	Senior Secured Term Loan A (7.32% (LIBOR + 5.75% with 1.00% LIBOR floor), due 7/22/2021)(3)(13)	$31,525	$31,525	$29,080	0.9%
		Senior Secured Term Loan B (13.32% (LIBOR + 11.75% with 1.00% LIBOR floor), due 7/22/2021)(3)(13)	32,500	32,500	28,530	0.9%
				64,025	57,610	1.8%
USG Intermediate, LLC	Texas / Leisure Products	Revolving Line of Credit – $2,500 Commitment (11.14% (LIBOR + 9.25% with 1.50% LIBOR floor), due 8/24/2018)(13)(15)	2,500	2,500	2,500	0.1%
		Senior Secured Term Loan A (8.64% (LIBOR + 6.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(13)	14,070	14,070	14,070	0.4%
		Senior Secured Term Loan B (13.64% (LIBOR + 11.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(13)	21,537	21,537	21,537	0.6%
		Equity(16)	—	1	—	—%
				38,108	38,107	1.1%
UTZ Quality Foods, LLC	Pennsylvania / Food Products	Second Lien Term Loan (9.10% (LIBOR + 7.25%, due 11/21/2025)(8)(13)	10,000	9,880	9,880	0.3%
				9,880	9,880	0.3%
VC GB Holdings, Inc.	Illinois / Household Durables	Subordinated Secured Term Loan (9.88% (LIBOR + 8.00% with 1.00% LIBOR floor), due 2/28/2025)(3)(8)(13)	18,667	18,407	18,667	0.6%
				18,407	18,667	0.6%
Venio LLC	Pennsylvania / Professional Services	Second Lien Term Loan (4.00% plus PIK 10.00% (LIBOR + 7.50% with 2.50% LIBOR floor), due 2/19/2020)(11)(46)	21,510	17,122	18,285	0.5%
				17,122	18,285	0.5%
Voya CLO 2012-2, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	38,070	822	940	—%
				822	940	—%
Voya CLO 2012-3, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	46,632	201	987	—%
				201	987	—%
Voya CLO 2012-4, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 11.84%, due 10/15/2028)(5)(14)	40,613	30,965	28,434	0.8%
				30,965	28,434	0.8%
Voya CLO 2014-1, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.93%, due 4/18/2031)(5)(6)(14)	40,773	28,010	27,489	0.8%
				28,010	27,489	0.8%
Voya CLO 2016-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.82%, due 10/18/2027)(5)(6)(14)	28,100	27,178	22,980	0.7%
				27,178	22,980	0.7%
Voya CLO 2017-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.32%, due 7/20/2030)(5)(6)(14)	44,885	46,010	43,562	1.3%
				46,010	43,562	1.3%
Wheel Pros, LLC	Colorado / Auto Components	Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(11)	15,300	15,300	15,300	0.5%
		Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(11)	5,460	5,460	5,460	0.2%
				20,760	20,760	0.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			March 31, 2018 (Unaudited)
Portfolio Company	Locale / Industry	Investments(1)(44)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Wink Holdco, Inc.	Texas / Insurance	Second Lien Term Loan (8.24% (LIBOR + 6.75% with 1.00% LIBOR floor), due 12/1/2025)(8)(13)	$3,000	$2,986	$2,986	0.1%
				2,986	2,986	0.1%
	Total Non-Control/Non-Affiliate Investments (Level 3)			$3,951,787	$3,680,532	110.0%

		Total Portfolio Investments (Level 3)		$5,864,967	$5,719,804	170.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)(45)(49)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

Arctic Energy Services, LLC(37)	Wyoming / Energy Equipment & Services	Class D Units (12.00%, 32,915 units)(16)	$—	$31,640	$17,370	0.5%
		Class E Units (14.00%, 21,080 units)(16)		20,230	—	—%
		Class A Units (14.00%, 700 units)(16)		9,006	—	—%
		Class C Units (10 units)(16)		—	—	—%
				60,876	17,370	0.5%
CCPI Inc.(19)	Ohio / Electronic Equipment, Instruments & Components	Senior Secured Term Loan A (10.00%, due 12/31/2020)(3)	2,966	2,966	2,966	0.1%
		Senior Secured Term Loan B (12.00% plus 7.00% PIK, due 12/31/2020)(3)(46)	18,216	18,216	18,216	0.5%
		Common Stock (14,857 shares)		6,759	21,870	0.7%
				27,941	43,052	1.3%
CP Energy Services Inc.(20)	Oklahoma / Energy Equipment & Services	Series B Convertible Preferred Stock (16.00%, 1,043 shares)(16)		98,273	72,216	2.2%
		Common Stock (2,924 shares)(16)		15,227	—	—%
				113,500	72,216	2.2%
Credit Central Loan Company, LLC(21)	South Carolina / Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2019)(14)(46)	51,855	45,255	51,855	1.5%
		Class A Units (10,640,642 units)(14)(16)		13,731	9,881	0.3%
		Net Revenues Interest (25% of Net Revenues)(14)(16)		—	2,699	0.1%
				58,986	64,435	1.9%
Echelon Aviation LLC	New York / Aerospace & Defense	Senior Secured Term Loan (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(13)(46)	31,055	31,055	31,055	0.9%
		Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 1.00% PIK, due 12/7/2024)(13)(46)	16,044	16,044	16,044	0.5%
		Membership Interest (99%)		22,738	24,219	0.7%
				69,837	71,318	2.1%
Edmentum Ultimate Holdings, LLC(22)	Minnesota / Diversified Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00%, due 6/9/2020)(15)	7,834	7,834	7,834	0.2%
		Unsecured Senior PIK Note (8.50% PIK, due 6/9/2020)(46)	6,905	6,905	6,905	0.2%
		Unsecured Junior PIK Note (10.00% PIK, in non-accrual status effective 1/1/2017, due 6/9/2020)	31,870	23,829	31,870	1.0%
		Class A Units (370,964 units)(16)		6,577	286	—%
				45,145	46,895	1.4%
First Tower Finance Company LLC(23)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 7.00% PIK, due 6/24/2019)(14)(46)	261,114	261,114	261,114	7.8%
		Class A Units (93,997,533 units)(14)(16)		78,481	104,474	3.1%
				339,595	365,588	10.9%
Freedom Marine Solutions, LLC(24)	Louisiana / Energy Equipment & Services	Membership Interest (100%)(16)		42,610	23,994	0.7%
				42,610	23,994	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)(45)(49)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

MITY, Inc.(25)	Utah / Commercial Services & Supplies	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 1/30/2020)(3)(11)	$26,250	$26,250	$26,250	0.8%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 1/30/2020)(3)(11)(46)	24,442	24,442	24,442	0.7%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due on demand)(14)	5,659	7,200	5,659	0.2%
		Common Stock (42,053 shares)		6,849	20,161	0.6%
				64,741	76,512	2.3%
National Property REIT Corp.(26)	Various / Equity Real Estate Investment Trusts (REITs) / Online Lending	Senior Secured Term Loan A (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(11)(46)	291,315	291,315	291,315	8.7%
		Senior Secured Term Loan E (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(11)(46)	122,314	122,314	122,314	3.6%
		Senior Secured Term Loan C to ACL Loan Holdings, Inc. (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(11)(14)(46)	59,722	59,722	59,722	1.8%
		Senior Secured Term Loan C to American Consumer Lending Limited (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 12/15/2020)(11)(14)(46)	87,130	87,130	87,130	2.6%
		Common Stock (2,280,992 shares)(16)		229,815	338,046	10.1%
		Net Operating Income Interest (5% of Net Operating Income)		—	88,777	2.6%
				790,296	987,304	29.4%
Nationwide Loan Company LLC(27)	Illinois / Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)(14)(46)	16,819	16,819	16,819	0.5%
		Class A Units (32,456,159 units)(14)		18,183	20,126	0.6%
				35,002	36,945	1.1%
NMMB, Inc.(28)	New York / Media	Senior Secured Note (14.00%, due 5/6/2021)	3,714	3,714	3,714	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2021)	6,900	6,900	6,900	0.2%
		Series A Preferred Stock (7,200 shares)(16)		7,200	5,713	0.2%
		Series B Preferred Stock (5,669 shares)(16)		5,669	4,498	0.1%
				23,483	20,825	0.6%
R-V Industries, Inc.	Pennsylvania / Machinery	Senior Subordinated Note (10.30% (LIBOR + 9.00% with 1.00% LIBOR floor), due 3/31/2022)(3)(11)	28,622	28,622	28,622	0.9%
		Common Stock (745,107 shares)		6,866	4,056	0.1%
				35,488	32,678	1.0%
SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company)(29)	Texas / Energy Equipment & Services	Series A Convertible Preferred Stock (6.50%, 99,000 shares)(16)		—	1,940	0.1%
		Common Stock (100 shares)(16)		—	—	—%
				—	1,940	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)(45)(49)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

USES Corp.(30)	Texas / Commercial Services & Supplies	Senior Secured Term Loan A (9.00% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	$31,068	$28,604	$12,517	0.4%
		Senior Secured Term Loan B (15.50% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	41,475	35,568	—	—%
		Common Stock (268,962 shares)(16)		—	—	—%
				64,172	12,517	0.4%
Valley Electric Company, Inc.(31)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2024)(3)(11)(46)	10,430	10,430	10,430	0.3%
		Senior Secured Note (10.00% plus 8.50% PIK, due 6/23/2024)(46)	25,624	25,624	22,079	0.7%
		Common Stock (50,000 shares)(16)		26,204	—	—%
				62,258	32,509	1.0%
Wolf Energy, LLC(32)	Kansas / Energy Equipment & Services	Membership Interest (100%)(16)		—	—	—%
		Membership Interest in Wolf Energy Services Company, LLC (100%)(16)		6,801	5,662	0.1%
		Net Profits Interest (8% of Equity Distributions)(4)(16)		—	15	—%
				6,801	5,677	0.1%
Total Control Investments (Level 3)				$1,840,731	$1,911,775	57.0%

Affiliate Investments (5.00% to 24.99% voting control)(50)

Nixon, Inc.(39)	California / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan (11.50% PIK, in non-accrual status effective 7/1/2016, due 11/12/2022)(8)	$16,499	$14,197	$—	—%
		Common Stock (857 units)(16)	—	—	—	—%
				14,197	—	—%
Targus Cayman HoldCo Limited(33)	California / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan A (15.00% PIK, due 12/31/2019)(8)(46)	1,532	1,320	1,532	—%
		Senior Secured Term Loan B (15.00% PIK, due 12/31/2019)(8)(46)	4,596	3,961	4,596	0.1%
		Common Stock (1,262,737 shares)(16)		3,479	5,301	0.1%
				8,760	11,429	0.3%
Total Affiliate Investments (Level 3)				$22,957	$11,429	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

American Gilsonite Company(34)	Utah / Chemicals	Membership Interest (1.93%)(16)	$—	$—	$—	—%
				—	—	—%
Apidos CLO IX	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 7/15/2023)(5)(14)(17)	23,525	7,597	7,597	0.2%
				7,597	7,597	0.2%
Apidos CLO XI	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.54%, due 10/17/2028)(5)(14)	40,500	30,494	24,777	0.7%
				30,494	24,777	0.7%
Apidos CLO XII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 5.73%, due 4/15/2025)(5)(14)	44,063	30,745	26,047	0.8%
				30,745	26,047	0.8%
Apidos CLO XV	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.29%, due 10/20/2025)(5)(14)	36,515	29,491	26,083	0.8%
				29,491	26,083	0.8%
Apidos CLO XXII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.51%, due 10/20/2027)(5)(6)(14)	31,350	26,991	25,432	0.8%
				26,991	25,432	0.8%
Ark-La-Tex Wireline Services, LLC(32)	Louisiana / Energy Equipment & Services	Senior Secured Term Loan B (12.73% (LIBOR + 11.50% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 4/8/2019)(13)	26,080	1,630	1,630	—%
				1,630	1,630	—%
Armor Holding II LLC	New York / Commercial Services & Supplies	Second Lien Term Loan (10.30% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(8)(11)	7,000	6,928	7,000	0.2%
				6,928	7,000	0.2%
Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Health Care Providers & Services	Revolving Line of Credit – $7,000 Commitment (9.50% (LIBOR + 8.00% with 1.50% LIBOR floor), due 8/21/2018)(11)(15)	3,850	3,850	3,850	0.1%
		Senior Term Loan (9.50% (LIBOR + 8.00% with 1.50% LIBOR floor), due 2/21/2020)(3)(11)	79,560	79,560	79,560	2.4%
				83,410	83,410	2.5%
Babson CLO Ltd. 2014-III	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.01%, due 1/15/2026)(5)(6)(14)	52,250	42,101	39,001	1.2%
				42,101	39,001	1.2%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan A (7.05% (LIBOR + 5.75% with 1.25% LIBOR floor), due 6/03/2021)(3)(11)	110,876	110,876	110,876	3.3%
		Senior Secured Term Loan B (13.55% (LIBOR + 12.25% with 1.25% LIBOR floor), due 6/03/2021)(11)	114,901	114,901	114,901	3.4%
				225,777	225,777	6.7%
Brookside Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 1.29%, due 4/17/2025)(5)(14)	26,000	17,178	14,022	0.4%
				17,178	14,022	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

California Street CLO IX Ltd. (f/k/a Symphony CLO IX Ltd.)	Cayman Islands / Structured Finance	Preference Shares (Residual Interest, current yield 13.82%, due 10/16/2028)(5)(14)	$58,915	$40,792	$35,758	1.1%
				40,792	35,758	1.1%
Capstone Logistics Acquisition, Inc.	Georgia / Commercial Services & Supplies	Second Lien Term Loan (9.48% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(8)(13)	101,517	101,071	98,468	2.9%
				101,071	98,468	2.9%
Carlyle Global Market Strategies CLO 2014-4, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 21.61%, due 10/15/2026)(5)(6)(14)	25,534	19,494	19,757	0.6%
				19,494	19,757	0.6%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.04%, due 10/20/2029)(5)(6)(14)	32,200	31,449	26,745	0.8%
				31,449	26,745	0.8%
Cent CLO 17 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.00%, due 1/30/2025)(5)(14)	24,870	18,100	16,708	0.5%
				18,100	16,708	0.5%
Cent CLO 20 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.81%, due 1/25/2026)(5)(14)	40,275	32,105	32,148	1.0%
				32,105	32,148	1.0%
Cent CLO 21 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.47%, due 7/27/2026)(5)(6)(14)	48,528	36,659	36,178	1.1%
				36,659	36,178	1.1%
Centerfield Media Holding Company(35)	California / Internet Software and Services	Senior Secured Term Loan A (8.30% (LIBOR + 7.00% with 1.00% LIBOR floor), due 1/17/2022)(3)(8)(11)	67,320	67,320	67,320	2.0%
		Senior Secured Term Loan B (13.80% (LIBOR + 12.50% with 1.00% LIBOR floor), due 1/17/2022)(8)(11)	68,000	68,000	68,000	2.0%
				135,320	135,320	4.0%
CIFC Funding 2013-III, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.42%, due 10/24/2025)(5)(14)	44,100	31,233	30,265	0.9%
				31,233	30,265	0.9%
CIFC Funding 2013-IV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.16%, due 11/27/2024)(5)(14)	45,500	32,859	32,708	1.0%
				32,859	32,708	1.0%
CIFC Funding 2014-IV Investor, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 13.85%, due 10/17/2026)(5)(6)(14)	41,500	30,002	29,139	0.9%
				30,002	29,139	0.9%
CIFC Funding 2016-I, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 16.33%, due 10/21/2028)(5)(6)(14)	34,000	31,780	29,513	0.9%
				31,780	29,513	0.9%
Cinedigm DC Holdings, LLC	New York / Media	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(11)(46)	49,156	49,106	49,156	1.5%
				49,106	49,156	1.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Coverall North America, Inc.	Florida / Commercial Services & Supplies	Senior Secured Term Loan A (7.30% (LIBOR + 6.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	$22,658	$22,658	$22,658	0.7%
		Senior Secured Term Loan B (12.30% (LIBOR + 11.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	24,938	24,938	24,938	0.7%
				47,596	47,596	1.4%
CURO Financial Technologies Corp.	Canada / Consumer Finance	Senior Secured Notes (12.00%, due 3/1/2022)(8)(14)	10,000	9,831	10,000	0.3%
				9,831	10,000	0.3%
Digital Room LLC	California / Commercial Services & Supplies	Second Lien Term Loan (11.23% (LIBOR + 10.00% with 1.00% LIBOR floor), due 5/21/2023)(3)(8)(13)	34,000	33,389	33,389	1.0%
				33,389	33,389	1.0%
Dunn Paper, Inc.	Georgia / Paper & Forest Products	Second Lien Term Loan (9.98% (LIBOR + 8.75% with 1.00% LIBOR floor), due 8/26/2023)(3)(8)(13)	11,500	11,295	11,500	0.3%
				11,295	11,500	0.3%
Easy Gardener Products, Inc.	Texas / Household Durables	Senior Secured Term Loan (11.30% (LIBOR + 10.00% with .25% LIBOR floor), due 9/30/2020)(3)(11)	17,194	17,194	17,066	0.5%
				17,194	17,066	0.5%
EZShield Parent, Inc.	Maryland / Internet Software & Services	Senior Secured Term Loan A (7.98% (LIBOR + 6.75% with 1.00% LIBOR floor), due 2/26/2021)(3)(13)	14,963	14,963	14,963	0.4%
		Senior Secured Term Loan B (12.98% (LIBOR + 11.75% with 1.00% LIBOR floor), due 2/26/2021)(3)(13)	15,000	15,000	15,000	0.5%
				29,963	29,963	0.9%
Fleetwash, Inc.	New Jersey / Commercial Services & Supplies	Senior Secured Term Loan B (10.30% (LIBOR + 9.00% with 1.00% LIBOR floor), due 4/30/2022)(3)(11)	21,544	21,544	21,544	0.6%
		Delayed Draw Term Loan – $15,000 Commitment (9.80% (LIBOR + 8.50% with 1.00% LIBOR floor)expires 4/30/2022)(11)(15)	—	—	—	—%
				21,544	21,544	0.6%
Galaxy XV CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.14%, due 4/15/2025)(5)(14)	50,525	33,887	33,794	1.0%
				33,887	33,794	1.0%
Galaxy XVI CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.71%, due 11/16/2025)(5)(14)	24,575	17,854	16,611	0.5%
				17,854	16,611	0.5%
Galaxy XVII CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.14%, due 7/15/2026)(5)(6)(14)	39,905	29,502	26,833	0.8%
				29,502	26,833	0.8%
Global Employment Solutions, Inc.	Colorado / Professional Services	Senior Secured Term Loan (10.48% (LIBOR + 9.25% with 1.00% LIBOR floor), due 6/26/2020)(3)(13)	48,131	48,131	48,131	1.4%
				48,131	48,131	1.4%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 8/15/2023)(5)(14)(17)	23,188	5,086	5,086	0.2%
				5,086	5,086	0.2%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 5.76%, due 4/15/2025)(5)(14)	40,400	26,949	23,937	0.7%
				26,949	23,937	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2014-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.70%, due 4/18/2026)(5)(14)	$24,500	$15,982	$15,984	0.5%
				15,982	15,984	0.5%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.39%, due 4/28/2025)(5)(6)(14)	41,164	27,617	27,869	0.8%
				27,617	27,869	0.8%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.09%, due 10/18/2027)(5)(6)(14)	39,598	34,205	34,938	1.0%
				34,205	34,938	1.0%
Harbortouch Payments, LLC	Pennsylvania / Commercial Services & Supplies	Escrow Receivable		—	864	—%
				—	864	—%
HarbourView CLO VII, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 19.25%, due 11/18/2026)(5)(6)(14)	19,025	14,955	14,047	0.4%
				14,955	14,047	0.4%
Harley Marine Services, Inc.	Washington / Marine	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 12/20/2019)(3)(8)(11)	9,000	8,919	8,800	0.3%
				8,919	8,800	0.3%
Inpatient Care Management Company, LLC	Florida / Health Care Providers & Services	Senior Secured Term Loan (10.30% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/8/2021(3)(11)	25,467	25,467	25,467	0.8%
				25,467	25,467	0.8%
Instant Web, LLC	Minnesota / Media	Senior Secured Term Loan A (5.80% (LIBOR + 4.50% with 1.00% LIBOR floor), due 3/28/2019)(11)	120,948	120,948	120,948	3.6%
		Senior Secured Term Loan B (12.30% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/28/2019)(3)(11)	158,100	158,100	158,100	4.7%
		Senior Secured Term Loan C-1 (13.05% (LIBOR + 11.75% with 1.00% LIBOR floor), due 3/28/2019)(11)	27,000	27,000	27,000	0.8%
		Senior Secured Term Loan C-2 (13.80% (LIBOR + 12.50% with 1.00% LIBOR floor), due 3/28/2019)(11)	25,000	25,000	25,000	0.8%
				331,048	331,048	9.9%
InterDent, Inc.	California / Health Care Providers & Services	Senior Secured Term Loan A (6.73% (LIBOR + 5.50% with 0.75% LIBOR floor), due 8/3/2017)(13)	78,656	78,656	78,656	2.3%
		Senior Secured Term Loan B (11.73% (LIBOR + 10.50% with 0.75% LIBOR floor), due 8/3/2017)(3)(13)	131,125	131,125	129,857	3.9%
				209,781	208,513	6.2%
JD Power and Associates	California / Capital Markets	Second Lien Term Loan (9.80% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/7/2024)(3)(8)(11)	15,000	14,796	15,000	0.4%
				14,796	15,000	0.4%
Jefferson Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.45%, due 7/20/2027)(5)(6)(14)	19,500	16,501	13,507	0.4%
				16,501	13,507	0.4%
K&N Parent, Inc.	California / Auto Components	Second Lien Term Loan (9.98% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/20/2024)(3)(8)(13)	13,000	12,762	13,000	0.4%
				12,762	13,000	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Keystone Acquisition Corp.(36)	Pennsylvania / Health Care Providers & Services	Second Lien Term Loan (10.55% (LIBOR + 9.25% with 1.00% LIBOR floor), due 5/1/2025)(3)(8)(11)	$50,000	$50,000	$50,000	1.5%
				50,000	50,000	1.5%
LaserShip, Inc.	Virginia / Air Freight & Logistics	Senior Secured Term Loan A (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(3)(13)	32,184	32,184	32,184	1.0%
		Senior Secured Term Loan B (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(3)(13)	19,768	19,768	19,768	0.5%
				51,952	51,952	1.5%
LCM XIV Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 14.99%, due 7/15/2025)(5)(14)	30,500	21,243	21,567	0.6%
				21,243	21,567	0.6%
Madison Park Funding IX, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.49%, due 8/15/2022)(5)(14)	43,110	8,558	8,472	0.3%
				8,558	8,472	0.3%
Matrixx Initiatives, Inc.	New Jersey / Pharmaceuticals	Senior Secured Term Loan A (7.80% (LIBOR + 6.50% with 1.00% LIBOR floor), due 2/24/2020)(3)(11)	65,427	65,427	65,427	2.0%
		Senior Secured Term Loan B (12.80% (LIBOR + 11.50% with 1.00% LIBOR floor), due 2/24/2020)(3)(11)	52,562	52,562	52,562	1.6%
				117,989	117,989	3.6%
Maverick Healthcare Equity, LLC	Arizona / Health Care Providers & Services	Preferred Units (10.00%, 1,250,000 units)(16)		1,252	782	—%
		Class A Common Units (1,250,000 units)(16)		—	—	—%
				1,252	782	—%
Memorial MRI & Diagnostic, LLC	Texas / Health Care Providers & Services	Senior Secured Term Loan (9.80% (LIBOR + 8.50% with 1.00% LIBOR floor), due 3/16/2022)(11)	37,810	37,810	37,810	1.1%
				37,810	37,810	1.1%
Mountain View CLO 2013-I Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.43%, due 4/12/2024)(5)(14)	43,650	28,554	26,314	0.8%
				28,554	26,314	0.8%
Mountain View CLO IX Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.70%, due 7/15/2027)(5)(6)(14)	47,830	40,832	39,857	1.2%
				40,832	39,857	1.2%
National Home Healthcare Corp.	Michigan / Health Care Providers & Services	Second Lien Term Loan (10.08% (LIBOR + 9.00% with 1.00% LIBOR floor), due 12/8/2022)(3)(8)(13)	15,407	15,199	15,407	0.5%
				15,199	15,407	0.5%
NCP Finance Limited Partnership(38)	Ohio / Consumer Finance	Subordinated Secured Term Loan (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(8)(13)(14)	26,880	26,455	25,973	0.8%
				26,455	25,973	0.8%
Octagon Investment Partners XV, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 13.13%, due 1/19/2025)(5)(14)	42,064	29,704	24,250	0.7%
				29,704	24,250	0.7%
Octagon Investment Partners XVIII, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 15.36%, due 12/16/2024)(5)(6)(14)	28,200	18,468	17,415	0.5%
				18,468	17,415	0.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Pacific World Corporation	California / Personal Products	Revolving Line of Credit – $15,000 Commitment (8.23% (LIBOR + 7.00% with 1.00% LIBOR floor), due 9/26/2020)(13)(15)	$14,725	$14,725	$14,725	0.4%
		Senior Secured Term Loan A (6.23% (LIBOR + 5.00% with 1.00% LIBOR floor), due 9/26/2020)(3)(13)	97,250	97,250	94,834	2.8%
		Senior Secured Term Loan B (10.23% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/26/2020)(3)(13)	97,250	97,250	69,450	2.1%
				209,225	179,009	5.3%
Pelican Products, Inc.	California / Chemicals	Second Lien Term Loan (9.55% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/9/2021)(3)(8)(11)	17,500	17,489	16,699	0.5%
				17,489	16,699	0.5%
PeopleConnect Intermediate, LLC (f/k/a Intelius, Inc.)	Washington / Internet Software & Services	Revolving Line of Credit – $1,000 Commitment (9.80% (LIBOR + 8.50% with 1.00% LIBOR floor), due 8/11/2017)(11)(15)	—	—	—	—%
		Senior Secured Term Loan A (6.80% (LIBOR + 5.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)	19,606	19,606	19,606	0.6%
		Senior Secured Term Loan B (12.80% (LIBOR + 11.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)	20,552	20,552	20,552	0.6%
				40,158	40,158	1.2%
PGX Holdings, Inc.(40)	Utah / Diversified Consumer Services	Second Lien Term Loan (10.23% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(13)	143,767	143,767	143,767	4.3%
				143,767	143,767	4.3%
Photonis Technologies SAS	France / Electronic Equipment, Instruments & Components	First Lien Term Loan (8.80% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(8)(11)(14)	9,872	9,755	8,794	0.3%
				9,755	8,794	0.3%
Pinnacle (US) Acquisition Co. Limited	Texas / Software	Second Lien Term Loan (10.55% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(8)(11)	7,037	6,947	5,150	0.2%
				6,947	5,150	0.2%
PlayPower, Inc.	North Carolina / Leisure Products	Second Lien Term Loan (10.05% (LIBOR + 8.75% with 1.00% LIBOR floor), due 6/23/2022)(3)(8)(11)	11,000	10,880	11,000	0.3%
				10,880	11,000	0.3%
PrimeSport, Inc.	Georgia / Hotels, Restaurants & Leisure	Senior Secured Term Loan A (8.30% (LIBOR + 7.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(11)	53,138	53,138	49,312	1.5%
		Senior Secured Term Loan B (13.30% (LIBOR + 12.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(11)	74,500	74,500	54,585	1.6%
				127,638	103,897	3.1%
Prince Mineral Holding Corp.	New York / Metals & Mining	Senior Secured Term Loan (11.50%, due 12/15/2019)(8)	10,000	9,953	10,000	0.3%
				9,953	10,000	0.3%
RGIS Services, LLC	Michigan / Commercial Services & Supplies	Senior Secured Term Loan (8.80% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(8)(11)	14,963	14,744	14,744	0.4%
				14,744	14,744	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

RME Group Holding Company	Florida / Media	Revolving Line of Credit – $2,000 Commitment (9.30% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/4/2017)(11)(15)	$—	$—	$—	—%
		Senior Secured Term Loan A (7.30% (LIBOR + 6.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	37,500	37,500	37,500	1.1%
		Senior Secured Term Loan B (12.30% (LIBOR + 11.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	25,000	25,000	25,000	0.8%
				62,500	62,500	1.9%
Rocket Software, Inc.	Massachusetts / Software	Second Lien Term Loan (10.80% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/14/2024)(3)(8)(11)	50,000	49,094	50,000	1.5%
				49,094	50,000	1.5%
SCS Merger Sub, Inc.	Texas / IT Services	Second Lien Term Loan (10.73% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/30/2023)(3)(8)(13)	20,000	19,531	20,000	0.6%
				19,531	20,000	0.6%
SESAC Holdco II LLC	Tennessee / Media	Second Lien Term Loan (8.37% (LIBOR + 7.25% with 1.00% LIBOR floor), due 2/23/2025)(8)(12)	3,000	2,971	2,971	0.1%
				2,971	2,971	0.1%
Small Business Whole Loan Portfolio(41)	New York / Online Lending	781 Small Business Loans purchased from On Deck Capital, Inc.	8,434	8,434	7,964	0.2%
				8,434	7,964	0.2%
Spartan Energy Services, Inc.	Louisiana / Energy Equipment & Services	Senior Secured Term Loan A (7.23% (LIBOR + 6.00% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 12/28/2018)(13)	13,156	11,933	8,833	0.3%
		Senior Secured Term Loan B (13.23% (LIBOR + 12.00% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 12/28/2018)(13)	16,101	13,669	—	—%
				25,602	8,833	0.3%
Stryker Energy, LLC	Ohio / Oil, Gas & Consumable Fuels	Overriding Royalty Interests(43)		—	—	—%
				—	—	—%
Sudbury Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.70%, due 1/17/2026)(5)(14)	28,200	19,519	17,304	0.5%
				19,519	17,304	0.5%
Symphony CLO XIV Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.41%, due 7/14/2026)(5)(6)(14)	49,250	36,668	33,744	1.0%
				36,668	33,744	1.0%
Symphony CLO XV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.68%, due 10/17/2026)(5)(14)	50,250	41,383	38,123	1.1%
				41,383	38,123	1.1%
TouchTunes Interactive Networks, Inc.	New York / Internet Software & Services	Second Lien Term Loan (9.47% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(3)(8)(11)	14,000	13,907	13,907	0.4%
				13,907	13,907	0.4%
Traeger Pellet Grills LLC	Oregon / Household Durables	Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2019)(3)(11)	53,094	53,094	53,094	1.6%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2019)(3)(11)	56,031	56,031	56,031	1.6%
				109,125	109,125	3.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Transaction Network Services, Inc.	Virginia / Diversified Telecommunication Services	Second Lien Term Loan (9.23% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/14/2020)(3)(8)(13)	$4,410	$4,395	$4,410	0.1%
				4,395	4,410	0.1%
Turning Point Brands, Inc.(42)	Kentucky / Tobacco	Second Lien Term Loan (11.00%, due 8/17/2022)(3)(8)	14,500	14,365	14,431	0.4%
				14,365	14,431	0.4%
United Sporting Companies, Inc.(18)	South Carolina / Distributors	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor) plus 2.00% PIK, in non-accrual status effective 4/1/2017, due 11/16/2019)(3)(13)	141,559	140,847	83,225	2.5%
		Common Stock (24,967 shares)(16)		—	—	—%
				140,847	83,225	2.5%
Universal Fiber Systems, LLC	Virginia / Textiles, Apparel & Luxury Goods	Second Lien Term Loan (10.76% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/02/2022)(3)(8)(12)	37,000	36,446	37,000	1.1%
				36,446	37,000	1.1%
Universal Turbine Parts, LLC	Alabama / Trading Companies & Distributors	Senior Secured Term Loan A (6.98% (LIBOR + 5.75% with 1.00% LIBOR floor), due 7/22/2021)(3)(13)	32,013	32,013	32,013	1.0%
		Senior Secured Term Loan B (12.98% (LIBOR + 11.75% with 1.00% LIBOR floor), due 7/22/2021)(3)(13)	32,500	32,500	32,500	0.9%
				64,513	64,513	1.9%
USG Intermediate, LLC	Texas / Leisure Products	Revolving Line of Credit – $2,500 Commitment (10.98% (LIBOR + 9.75% with 1.00% LIBOR floor), due 4/15/2018)(13)(15)	1,000	1,000	1,000	—%
		Senior Secured Term Loan A (8.48% (LIBOR + 7.25% with 1.00% LIBOR floor), due 4/15/2020)(3)(13)	13,307	13,307	13,307	0.4%
		Senior Secured Term Loan B (13.48% (LIBOR + 12.25% with 1.00% LIBOR floor), due 4/15/2020)(3)(13)	18,897	18,897	18,897	0.6%
		Equity(16)		1	—	—%
				33,205	33,204	1.0%
VC GB Holdings, Inc.	Illinois / Household Durables	Subordinated Secured Term Loan (9.23% (LIBOR + 8.00% with 1.00% LIBOR floor), due 2/28/2025)(8)(13)	20,000	19,712	19,992	0.6%
				19,712	19,992	0.6%
Venio LLC	Pennsylvania / Professional Services	Second Lien Term Loan (4.00% plus PIK 10.00% (LIBOR + 7.50% with 2.50% LIBOR floor), in non-accrual status effective 12/31/15, due 2/19/2020)(11)	20,442	16,111	16,342	0.5%
				16,111	16,342	0.5%
Voya CLO 2012-2, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	38,070	22,667	22,667	0.7%
				22,667	22,667	0.7%
Voya CLO 2012-3, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	46,632	26,445	26,445	0.8%
				26,445	26,445	0.8%
Voya CLO 2012-4, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 14.13%, due 10/15/2028)(5)(14)	40,613	31,018	30,544	0.9%
				31,018	30,544	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Voya CLO 2014-1, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.96%, due 4/18/2026)(5)(6)(14)	$32,383	$24,613	$26,177	0.8%
				24,613	26,177	0.8%
Voya CLO 2016-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.55%, due 10/18/2027)(5)(6)(14)	28,100	27,130	23,497	0.7%
				27,130	23,497	0.7%
Voya CLO 2017-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.89%, due 7/20/2030)(5)(6)(14)	44,885	44,885	44,670	1.3%
				44,885	44,670	1.3%
Washington Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 8.53%, due 4/20/2026)(5)(6)(14)	22,600	16,711	14,182	0.4%
				16,711	14,182	0.4%
Water Pik, Inc.	Colorado / Personal Products	Second Lien Term Loan (10.05% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021)(3)(8)(11)	13,739	13,473	13,739	0.4%
				13,473	13,739	0.4%
Wheel Pros, LLC	Colorado / Auto Components	Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(11)	12,000	12,000	12,000	0.4%
		Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(11)	5,460	5,460	5,460	0.2%
				17,460	17,460	0.6%
Total Non-Control/Non-Affiliate Investments (Level 3)				$4,117,868	$3,915,101	116.7%

Total Portfolio Investments (Level 3)				$5,981,556	$5,838,305	174.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2018 (Unaudited) and June 30, 2017

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

(2)
Fair value is determined by or under the direction of our Board of Directors. As of March 31, 2018 and June 30, 2017, all of our investments were valued using significant unobservable inputs. In accordance with ASC 820, such investments are classified as Level 3 within the fair value hierarchy. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.

(3)
Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of the investments held by PCF at March 31, 2018 and June 30, 2017 were $1,202,305 and $1,513,413, respectively, representing 21.0% and 25.9% of our total investments, respectively.

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

(10)
The interest rate on these investments is subject to the base rate of 6-Month LIBOR, which was 2.45% and 1.45% at March 31, 2018 and June 30, 2017, respectively. The current base rate for each investment may be different from the reference rate on March 31, 2018 and June 30, 2017.

(11)
The interest rate on these investments is subject to the base rate of 3-Month LIBOR, which was 2.31% and 1.30% at March 31, 2018 and June 30, 2017, respectively. The current base rate for each investment may be different from the reference rate on March 31, 2018 and June 30, 2017.

(12)
The interest rate on these investments is subject to the base rate of 2-Month LIBOR, which was 2.00% and 1.25% at March 31, 2018 and June 30, 2017, respectively. The current base rate for each investment may be different from the reference rate on March 31, 2018 and June 30, 2017.

(13)
The interest rate on these investments is subject to the base rate of 1-Month LIBOR, which was 1.88% and 1.23% at March 31, 2018 and June 30, 2017, respectively. The current base rate for each investment may be different from the reference rate on March 31, 2018 and June 30, 2017.

(14)
Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2018 and June 30, 2017, our qualifying assets as a percentage of total assets, stood at 73.72% and 71.75%, respectively. We monitor the status of these assets on an ongoing basis.

(15)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of March 31, 2018 and June 30, 2017, we had $19,675 and $22,925, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2018 (Unaudited) and June 30, 2017 (Continued)

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

(19)
CCPI Holdings Inc., a consolidated entity in which we own 100% of the common stock, owns 94.59% of CCPI Inc. (“CCPI”), the operating company, as of March 31, 2018 and June 30, 2017. We report CCPI as a separate controlled company.

(20)
CP Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 94.2% of CP Energy Services Inc. (“CP Energy”) as of March 31, 2018, which is an increase from 82.3% owned as of June 30, 2017. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. Effective December 31, 2014, CP Energy underwent a corporate reorganization in order to consolidate certain of its wholly-owned subsidiaries. On October 30, 2015, we restructured our investment in CP Energy. Concurrent with the restructuring, we exchanged our $86,965 senior secured loan and $15,924 subordinated loan for Series B Convertible Preferred Stock in CP Energy. On October 1, 2017 we restructured our investment in CP Energy. Concurrent with the restructuring, we exchanged $35,048 of Series B Convertible Preferred Stock for $35,048 of senior secured debt.

(21)
Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 98.26% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of March 31, 2018 and June 30, 2017. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company.

(22)
As of June 30, 2017, Prospect held a 37.1% membership interest in Edmentum Ultimate Holdings, LLC ("Edmentum Holdings"), which owns 100% of the equity of Edmentum, Inc. On February 23, 2018, certain participating members of Edmentum Holdings increased their revolving credit commitment and extended additional credit to Edmentum, Inc. in exchange for additional common units of Edmentum Holdings. As a result, Prospect's equity ownership was diluted to 11.5% and the investment was transferred from a controlled to an affiliate investment classification as of March 31, 2018.

(23)
First Tower Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC, the operating company as of March 31, 2018 and June 30, 2017. We report First Tower Finance as a separate controlled company.

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

(25)
MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 95.48% and 95.83% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”), as of March 31, 2018 and June 30, 2017, respectively. MITY owns 100% of each of MITY-Lite, Inc. (“Mity-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. MITY Delaware has a subordinated unsecured note issued and outstanding to Broda Canada that is denominated in Canadian Dollars (“CAD”). As of March 31, 2018 and June 30, 2017, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), the principal and fair value of this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 96.88% of the equity, and MITY-Lite management owns the remaining portion.  MITY FSC does not have material operations.  This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distribute it to its shareholders based on pro-rata ownership.  During the nine months ended March 31, 2018, we received $211 of such commission, which we recognized as other income. On January 17, 2017, we invested an additional $8,000 of Senior Secured Term Loan A and $8,000 of Senior Secured Term Loan B debt investments in MITY, to fund an acquisition.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2018 (Unaudited) and June 30, 2017 (Continued)

(26)
NPH Property Holdings, LLC, a consolidated entity in which we own 100% of the membership interests, owns 100% of the common equity of National Property REIT Corp. (“NPRC”) (f/k/a National Property Holdings Corp.), a property REIT which holds investments in several real estate properties. Additionally, NPRC invests in online consumer loans through ACL Loan Holdings, Inc. (“ACLLH”) and American Consumer Lending Limited (“ACLL”), its wholly-owned subsidiaries. We report NPRC as a separate controlled company. See Note 3 for further discussion of the properties held by NPRC. On August 1, 2016, we made an investment into ACLL, under the ACLL credit agreement, for senior secured term loans, Term Loan C, with the same terms as the existing ACLLH Term Loan C due to us. On January 1, 2017, we restructured our investment in NPRC and exchanged $55,000 of Senior Secured Term Loan E for common stock. During the quarter ended March 31, 2018, we restructured our investment in NPRC and exchanged $14,274 of ACLLH Senior Secured Term Loan C and $97,578 of ACLL Senior Secured Term Loan C for $111,852 of Senior Secured Term Loan E.

(27)
Nationwide Acceptance Holdings LLC, a consolidated entity in which we own 100% of the membership interests, owns 94.48% and 93.79% of Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC), the operating company, as of March 31, 2018 and June 30, 2017, respectively. We report Nationwide Loan Company LLC as a separate controlled company. On June 1, 2015, Nationwide Acceptance LLC completed a reorganization and was renamed Nationwide Loan Company LLC (“Nationwide”) and formed two new wholly-owned subsidiaries: Pelican Loan Company LLC (“Pelican”) and Nationwide Consumer Loans LLC. Nationwide assigned 100% of the equity interests in its other subsidiaries to Pelican which, in turn, assigned these interests to a new operating company wholly-owned by Pelican named Nationwide Acceptance LLC (“New Nationwide”). New Nationwide also assumed the existing senior subordinated term loan due to Prospect.

(28)
NMMB Holdings, a consolidated entity in which we own 100% of the equity, owns 91.52% and 96.33% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of March 31, 2018 and June 30, 2017, respectively. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.

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

(30)	Prospect owns 99.96% of the equity of USES Corp. as of March 31, 2018 and June 30, 2017.

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

(32)
On March 14, 2017, assets previously held by Ark-La-Tex Wireline Services, LLC (“Ark-La-Tex”) were assigned to Wolf Energy Services Company, LLC, a new wholly-owned subsidiary of Wolf Energy Holdings, in exchange for a full reduction of Ark-La-Tex’s Senior Secured Term Loan A and a partial reduction of the Senior Secured Term Loan B cost basis, in total equal to $22,145. The cost basis of the transferred assets is equal to the appraised fair value of assets at the time of transfer. During the three months ended June 30, 2017, Ark-La-Tex Term Loan B was written-off and a loss of $19,818 was realized. On June 30, 2017, the 18.00% Senior Secured Promissory Note, due April 15, 2018, in Wolf Energy, LLC was contributed to the equity of Wolf Energy LLC. There was no impact from the transaction due to the note being on non-accrual status and having zero cost basis.

(33)
Prospect owns 16.04% and 12.63% of the equity in Targus Cayman HoldCo Limited, the parent company of Targus International LLC (“Targus”) as of March 31, 2018 and June 30, 2017, respectively. On September 25, 2017, Prospect exchanged $1,600 of Senior Secured Term Loan A and $4,799 of Senior Secured Term Loan B investments in Targus into 6,120,658 of common shares, and recorded a realized gain of $846, as a result of this transaction.

(34)
As of March 31, 2018 and June 30, 2017, we own 99.9999% of AGC/PEP, LLC (“AGC/PEP”). As of September 30, 2016, AGC/PEP, owned 2,038 out of a total of 93,485 shares (including 7,456 vested and unvested management options) of American Gilsonite Holding Company (“AGC Holdco”) which owns 100% of American Gilsonite Company (“AGC”). On October 24, 2016, AGC filed for a joint prepackaged plan of reorganization under Chapter 11 of the bankruptcy code. As of June 30, 2017, AGC has emerged from bankruptcy and AGC Holdco was dissolved. AGC/PEP received a total of 131 shares in AGC, representing a total ownership stake of 0.05% in AGC.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2018 (Unaudited) and June 30, 2017 (Continued)

(35)	Centerfield Media Holding Company and Oology Direct Holdings, Inc. are joint borrowers and guarantors on the senior secured loan facilities.

(36)
Keystone Acquisition Corp. is the parent borrower on the second lien term loan. Other joint borrowers on this debt investment include Keystone Peer Review Organization, Inc., KEPRO Acquisitions, Inc., APS Healthcare Bethesda, Inc., Ohio KEPRO, Inc., and APS Healthcare Quality Review, Inc.

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

(39)
As of March 31, 2018 and June 30, 2017, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC (f/k/a Nixon Holdco, LLC), the parent company of Nixon, Inc. On February 26, 2018, Prospect entered into a debt forgiveness agreement with Nixon, Inc., which terminated $17,472 Senior Secured Term Loan receivable due to us. We recorded a realized loss of $14,197 as a result of this transaction.

(40)	As of March 31, 2018 and June 30, 2017, PGX Holdings, Inc. is the sole borrower on the second lien term loan.

(41)	Our wholly-owned subsidiary Prospect Small Business Lending, LLC purchases small business whole loans from small business loan originators, including On Deck Capital, Inc.

(42)	Turning Point Brands, Inc. and North Atlantic Trading Company, Inc. are joint borrowers and guarantors on the secured loan facility.

(43)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(44)	The following shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of March 31, 2018:

Industry	1st Lien Term Loan	2nd Lien Term Loan	CLO Residual Interest	Unsecured Debt	Equity (C)	Cost Total
Control Investments
Aerospace & Defense	$47,099	$—	$—	$—	$22,738	$69,837
Commercial Services & Supplies	117,862	—	—	7,200	6,849	131,911
Construction & Engineering	37,722	—	—	—	26,204	63,926
Consumer Finance	—	336,367	—	—	116,839	453,206
Electronic Equipment, Instruments & Components	20,700	—	—	—	6,759	27,459
Energy Equipment & Services	35,048	—	—	—	190,061	225,109
Equity Real Estate Investment Trusts (REITs)	293,203	—	—	—	156,578	449,781
Machinery	—	28,622	—	—	6,866	35,488
Media	10,614	—	—	—	12,869	23,483
Online Lending	276,549	—	—	—	100,949	377,498
Total Control Investments	$838,797	$364,989	$—	$7,200	$646,712	$1,857,698
Affiliate Investments
Diversified Consumer Services	$—	$7,834	$—	$31,193	$6,577	$45,604

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2018 (Unaudited) and June 30, 2017 (Continued)

Textiles, Apparel & Luxury Goods	—	—	—	—	9,878	9,878
Total Affiliate Investments	$—	$7,834	$—	$31,193	$16,455	$55,482
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$—	$—	$—	$—	$—
Auto Components	—	33,546	—	—	—	33,546
Building Products	—	9,902	—	—	—	9,902
Capital Markets	—	19,792	—	—	—	19,792
Chemicals	—	17,491	—	—	—	17,491
Commercial Services & Supplies	107,576	164,342	—	—	—	271,918
Communications Equipment	—	39,855	—	—	—	39,855
Consumer Finance	30,550	—	—	—	—	30,550
Distributors	525,400	131,699	—	—	—	657,099
Diversified Consumer Services	10,000	118,289	—	—	—	128,289
Electronic Equipment, Instruments & Components	12,407	14,851	—	—	—	27,258
Energy Equipment & Services	28,992		—	—	—	28,992
Food Products		9,880	—	—	—	9,880
Health Care Equipment & Supplies	31,250	7,463	—	—	—	38,713
Health Care Providers & Services	359,977	77,134	—	—	1,252	438,363
Health Care Technology		14,928	—	—	—	14,928
Hotels, Restaurants & Leisure	30,000	7,482	—	—	—	37,482
Household & Personal Products	25,000		—	—	—	25,000
Household Durables	17,106	28,298	—	—	—	45,404
Insurance		2,986	—	—	—	2,986
Internet & Direct Marketing Retail	4,875	35,000	—	—	—	39,875
Internet Software & Services	174,493	13,921	—	—	—	188,414
IT Services		21,576	—	—	—	21,576
Leisure Products	38,107	10,898	—	—	1	49,006
Marine		8,943	—	—	—	8,943
Media	101,411	2,974	—	—	—	104,385
Metals & Mining	—	—	—	—	—	—
Online Lending	—	—	—	288		288
Paper & Forest Products	—	11,320	—	—	—	11,320
Personal Products	213,825	—	—	—	—	213,825
Pharmaceuticals	—	11,881	—	—	—	11,881
Professional Services	9,518	63,731	—	—	—	73,249
Real Estate Management & Development	42,000	—	—	—	—	42,000
Software	—	55,160	—	—	—	55,160
Technology Hardware, Storage & Peripherals	—	12,380	—	—	—	12,380
Textiles, Apparel & Luxury Goods	—	36,525	—	—	—	36,525
Tobacco	—	14,387	—	—	—	14,387
Trading Companies & Distributors	64,025	—	—	—	—	64,025
Transportation Infrastructure	—	30,291	—	—	—	30,291
Structured Finance (B)	—	—	1,096,809	—	—	1,096,809
Total Non-Control/ Non-Affiliate	$1,826,512	$1,026,925	$1,096,809	$288	$1,253	$3,951,787
Total Portfolio Investment Cost	$2,665,309	$1,399,748	$1,096,809	$38,681	$664,420	$5,864,967

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2018 (Unaudited) and June 30, 2017 (Continued)

The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of March 31, 2018:

Industry	1st Lien Term Loan	2nd Lien Term Loan	CLO Residual Interest	Unsecured Debt	Equity (C)	Fair Value Total	% Net Assets
Control Investments
Aerospace & Defense	$47,099	$—	$—	$—	$32,202	$79,301	2.4%
Commercial Services & Supplies	60,364	—	—	5,716	5,715	71,795	2.1%
Construction & Engineering	37,722	—	—	—	4,740	42,462	1.3%
Consumer Finance	—	341,435	—	—	201,163	542,598	16.2%
Electronic Equipment, Instruments & Components	20,700	—	—	—	15,557	36,257	1.1%
Energy Equipment & Services	35,048	—	—	—	96,899	131,947	3.9%
Equity Real Estate Investment Trusts (REITs)	293,203	—	—	—	440,423	733,626	21.9%
Machinery	—	28,622	—	—	2,403	31,025	0.9%
Media	10,614	—	—	—	9,835	20,449	0.6%
Online Lending	276,549	—	—	—	20,975	297,524	8.9%
Total Control Investments	$781,299	$370,057	$—	$5,716	$829,912	$1,986,984	59.4%
% of Net Assets	23.3%	11.1%	—%	0.2%	24.8%	59.4%
Affiliate Investments
Diversified Consumer Services	$—	$7,834	$—	$25,093	$—	$32,927	1.0%
Textiles, Apparel & Luxury Goods	—	—	—	—	19,361	19,361	0.6%
Total Affiliate Investments	$—	$7,834	$—	$25,093	$19,361	$52,288	1.6%
% of Net Assets	—%	0.2%	—%	0.7%	0.6%	1.6%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$—	$—	$—	$—	$—	—%
Auto Components	—	33,708	—		—	33,708	1.0%
Building Products	—	10,000	—	—	—	10,000	0.3%
Capital Markets	—	20,000	—	—	—	20,000	0.6%
Chemicals	—	17,500	—	—	—	17,500	0.5%
Commercial Services & Supplies	106,515	162,593	—	—	900	270,008	8.1%
Communications Equipment	—	40,000	—	—	—	40,000	1.2%
Consumer Finance	33,296	—	—	—	—	33,296	1.0%
Distributors	525,400	47,780	—	—	—	573,180	17.1%
Diversified Consumer Services	10,000	118,289	—	—	—	128,289	3.8%
Electronic Equipment, Instruments & Components	11,518	14,866	—	—	—	26,384	0.8%
Energy Equipment & Services	31,025	—	—	—	—	31,025	0.9%
Food Products	—	9,880	—	—	—	9,880	0.3%
Health Care Equipment & Supplies	31,250	7,500	—	—	—	38,750	1.2%
Health Care Providers & Services	355,580	77,359	—	—	506	433,445	13.0%
Health Care Technology	—	15,300	—	—	—	15,300	0.5%
Hotels, Restaurants & Leisure	30,000	7,482	—	—	—	37,482	1.1%
Household & Personal Products	25,000	—	—	—	—	25,000	0.7%
Household Durables	16,155	28,600	—	—	—	44,755	1.3%
Insurance	—	2,986	—	—	—	2,986	0.1%
Internet & Direct Marketing Retail	4,875	35,000	—	—	—	39,875	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2018 (Unaudited) and June 30, 2017 (Continued)

Internet Software & Services	174,493	14,000	—	—	—	188,493	5.6%
IT Services	—	21,990	—	—	—	21,990	0.7%
Leisure Products	38,107	11,000	—	—	—	49,107	1.5%
Marine (A)	—	8,879	—	—	—	8,879	0.3%
Media	101,461	2,974	—	—	—	104,435	3.1%
Metals & Mining	—	—	—	—	—	—	—%
Online Lending	—	—	—	199	—	199	—%
Paper & Forest Products	—	11,500	—	—	—	11,500	0.3%
Personal Products	183,151	—	—	—	—	183,151	5.5%
Pharmaceuticals	—	12,000	—	—	—	12,000	0.4%
Professional Services	9,649	65,514	—	—	—	75,163	2.2%
Real Estate Management & Development	42,000	—	—	—	—	42,000	1.3%
Software	—	55,971	—	—	—	55,971	1.7%
Technology Hardware, Storage & Peripherals	—	12,500	—	—	—	12,500	0.4%
Textiles, Apparel & Luxury Goods	—	37,000	—	—	—	37,000	1.1%
Tobacco	—	13,933	—	—	—	13,933	0.4%
Trading Companies & Distributors	57,610	—	—	—	—	57,610	1.7%
Transportation Infrastructure	—	30,923	—	—	—	30,923	0.9%
Structured Finance (B)	—	—	944,815	—	—	944,815	28.2%
Total Non-Control/ Non-Affiliate	$1,787,085	$947,027	$944,815	$199	$1,406	$3,680,532	110.0%
% of Net Assets	53.4%	28.3%	28.2%	—%	—%	110.0%
Total Portfolio	$2,568,384	$1,324,918	$944,815	$31,008	$850,679	$5,719,804	170.9%
% of Net Assets	76.8%	39.6%	28.2%	0.9%	25.4%	170.9%
(A) Industry includes exposure to the energy markets through our investments in Harley Marine Services, Inc. Including this investment, our overall fair value exposure to the broader energy industry, including energy equipment and services as noted above, as of March 31, 2018 is $171,851.
(B) Our CLO investments do not have industry concentrations and as such have been separated in the table above.
(C) Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2018 (Unaudited) and June 30, 2017 (Continued)

(45)	The following table shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of June 30, 2017:

Industry	1st Lien Term Loan	2nd Lien Term Loan	CLO Residual Interest	Unsecured Debt	Equity (C)	Cost Total
Control Investments
Aerospace & Defense	$47,099	$—	$—	$—	$22,738	$69,837
Commercial Services & Supplies	114,864	—	—	7,200	6,849	128,913
Construction & Engineering	36,054	—	—	—	26,204	62,258
Consumer Finance	—	323,188	—	—	110,395	433,583
Diversified Consumer Services	—	7,834	—	30,734	6,577	45,145
Electronic Equipment, Instruments & Components	21,182	—	—	—	6,759	27,941
Energy Equipment & Services	—	—	—	—	223,787	223,787
Equity Real Estate Investment Trusts (REITs)	291,315	—	—	—	83,065	374,380
Machinery	—	28,622	—	—	6,866	35,488
Media	10,614	—	—	—	12,869	23,483
Online Lending	269,166	—	—	—	146,750	415,916
Total Control Investments	$790,294	$359,644	$—	$37,934	$652,859	$1,840,731
Affiliate Investments
Textiles, Apparel & Luxury Goods	$19,478	$—	$—	$—	$3,479	$22,957
Total Affiliate Investments	$19,478	$—	$—	$—	$3,479	$22,957
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$51,952	$—	$—	$—	$—	$51,952
Auto Components	—	30,222	—	—	—	30,222
Capital Markets	—	14,796	—	—	—	14,796
Chemicals	—	17,489	—	—	—	17,489
Commercial Services & Supplies	83,884	141,388	—	—	—	225,272
Consumer Finance	9,831	26,455	—	—	—	36,286
Distributors	—	140,847	—	—	—	140,847
Diversified Consumer Services	—	143,767	—	—	—	143,767
Diversified Telecommunication Services	—	4,395	—	—	—	4,395
Electronic Equipment, Instruments & Components	9,755	—	—	—	—	9,755
Energy Equipment & Services	27,232	—	—	—	—	27,232
Health Care Providers & Services	356,468	65,199	—	—	1,252	422,919
Hotels, Restaurants & Leisure	127,638	—	—	—	—	127,638
Household Durables	126,319	19,712	—	—	—	146,031
Internet Software & Services	205,441	13,907	—	—	—	219,348
IT Services	—	19,531	—	—	—	19,531
Leisure Products	33,204	10,880	—	—	1	44,085
Marine	—	8,919	—	—	—	8,919
Media	442,654	2,971	—	—	—	445,625
Metals & Mining	9,953	—	—	—	—	9,953
Online Lending	—	—	—	8,434	—	8,434
Paper & Forest Products	—	11,295	—	—	—	11,295

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2018 (Unaudited) and June 30, 2017 (Continued)

Personal Products	209,225	13,473	—	—	—	222,698
Pharmaceuticals	117,989	—	—	—	—	117,989
Professional Services	48,131	16,111	—	—	—	64,242
Software	—	56,041	—	—	—	56,041
Textiles, Apparel & Luxury Goods	225,777	36,446	—	—	—	262,223
Tobacco	—	14,365	—	—	—	14,365
Trading Companies & Distributors	64,513	—	—	—	—	64,513
Structured Finance (B)	—	—	1,150,006	—	—	1,150,006
Total Non-Control/ Non-Affiliate	$2,149,966	$808,209	$1,150,006	$8,434	$1,253	$4,117,868
Total Portfolio Investment Cost	$2,959,738	$1,167,853	$1,150,006	$46,368	$657,591	$5,981,556
The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of June 30, 2017:

Industry	1st Lien Term Loan	2nd Lien Term Loan	CLO Residual Interest	Unsecured Debt	Equity (C)	Fair Value Total	% Net Assets
Control Investments
Aerospace & Defense	$47,099	$—	$—	$—	$24,219	$71,318	2.1%
Commercial Services & Supplies	63,209	—	—	5,659	20,161	89,029	2.7%
Construction & Engineering	32,509	—	—	—	—	32,509	1.0%
Consumer Finance	—	329,788	—	—	137,180	466,968	13.9%
Diversified Consumer Services	—	7,834	—	38,775	286	46,895	1.4%
Electronic Equipment, Instruments & Components	21,182	—	—	—	21,870	43,052	1.3%
Energy Equipment & Services	—	—	—	—	121,197	121,197	3.6%
Equity Real Estate Investment Trusts (REITs)	291,315	—	—	—	333,022	624,337	18.6%
Machinery	—	28,622	—	—	4,056	32,678	1.0%
Media	10,614	—	—	—	10,211	20,825	0.6%
Online Lending	269,166	—	—	—	93,801	362,967	10.8%
Total Control Investments	$735,094	$366,244	$—	$44,434	$766,003	$1,911,775	57.0%
% Net Assets	21.9%	10.9%	—%	1.3%	22.8%	57.0%
Affiliate Investments
Textiles, Apparel & Luxury Goods	$6,128	$—	$—	$—	$5,301	$11,429	0.3%
Total Affiliate Investments	$6,128	$—	$—	$—	$5,301	$11,429	0.3%
% of Net Assets	0.2%	—%	—%	—%	0.2%	0.3%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$51,952	$—	$—	$—	$—	$51,952	1.5%
Auto Components	—	30,460	—	—	—	30,460	0.9%
Capital Markets	—	15,000	—	—		15,000	0.4%
Chemicals	—	16,699	—	—	—	16,699	0.5%
Commercial Services & Supplies	83,884	138,857	—	—	864	223,605	6.7%
Consumer Finance	10,000	25,973	—	—	—	35,973	1.1%
Distributors	—	83,225	—	—	—	83,225	2.5%
Diversified Consumer Services	—	143,767	—	—	—	143,767	4.3%
Diversified Telecommunication Services	—	4,410	—	—	—	4,410	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2018 (Unaudited) and June 30, 2017 (Continued)

Electronic Equipment, Instruments & Components	8,794	—	—	—	—	8,794	0.3%
Energy Equipment & Services	10,463	—	—	—	—	10,463	0.3%
Health Care Providers & Services	355,200	65,407	—	—	782	421,389	12.6%
Hotels, Restaurants & Leisure	103,897	—	—	—	—	103,897	3.1%
Household Durables	126,191	19,992	—	—	—	146,183	4.4%
Internet Software & Services	205,441	13,907	—	—	—	219,348	6.5%
IT Services	—	20,000	—	—	—	20,000	0.6%
Leisure Products	33,204	11,000	—	—	—	44,204	1.3%
Marine (A)	—	8,800	—	—	—	8,800	0.3%
Media	442,704	2,971	—	—	—	445,675	13.3%
Metals & Mining	10,000	—	—	—	—	10,000	0.3%
Online Lending	—	—	—	7,964	—	7,964	0.2%
Paper & Forest Products	—	11,500	—	—	—	11,500	0.3%
Personal Products	179,009	13,739	—	—	—	192,748	5.7%
Pharmaceuticals	117,989	—	—	—	—	117,989	3.5%
Professional Services	48,131	16,342	—	—	—	64,473	1.9%
Software	—	55,150	—	—	—	55,150	1.6%
Textiles, Apparel & Luxury Goods	225,777	37,000	—	—	—	262,777	7.8%
Tobacco	—	14,431	—	—	—	14,431	0.4%
Trading Companies & Distributors	64,513	—	—	—	—	64,513	1.9%
Structured Finance (B)	—	—	1,079,712	—	—	1,079,712	32.2%
Total Non-Control/ Non-Affiliate	$2,077,149	$748,630	$1,079,712	$7,964	$1,646	$3,915,101	116.7%
% of Net Assets	61.9%	22.3%	32.2%	0.2%	—%	116.7%
Total Portfolio	$2,818,371	$1,114,874	$1,079,712	$52,398	$772,950	$5,838,305	174.0%
% of Net Assets	84.0%	33.2%	32.2%	1.6%	23.0%	174.0%
(A) Industry includes exposure to the energy markets through our investments in Harley Marine Services, Inc. Including this investment, our overall fair value exposure to the broader energy industry, including energy equipment and services as noted above, as of June 30, 2017 is $140,460.
(B) Our CLO investments do not have industry concentrations and as such have been separated in the table above.
(C) Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2018 (Unaudited) and June 30, 2017 (Continued)

(46)
The interest rate on these investments, excluding those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended March 31, 2018:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
CCPI Inc.	—%	7.00%	7.00%
Cinedigm DC Holdings, LLC	—%	2.50%	2.50%
Credit Central Loan Company	—%	10.00%	10.00%
Echelon Transportation LLC	—%	2.25%	2.25%
Echelon Transportation LLC	—%	1.00%	1.00%
Edmentum Ultimate Holdings, LLC - Revolving Credit Facility	N/A	N/A	N/A	(B)
Edmentum Ultimate Holdings, LLC - Unsecured Senior PIK Note	8.50%	—%	8.50%
First Tower Finance Company LLC	—%	7.00%	7.00%
InterDent, Inc.	18.00%	—%	18.00%
MITY, Inc.	—%	10.00%	10.00%
National Property REIT Corp. - Senior Secured Term Loan A	—%	10.50%	10.50%
National Property REIT Corp. - Senior Secured Term Loan E	—%	5.00%	5.00%
Nationwide Loan Company LLC	3.50%	6.50%	10.00%
Spartan Energy Services, Inc.	13.65%	—%	13.65%
Valley Electric Co. of Mt. Vernon, Inc.	—%	2.50%	2.50%
Valley Electric Company, Inc.	8.50%	—%	8.50%
Venio LLC	N/A	N/A	N/A	(A)
(A) The issuer capitalized 10.00% PIK on the next payment/capitalization date, which was April 2, 2018.
(B) The issuer capitalized 5.00% PIK on the next payment/capitalization date, which was April 30, 2018.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2018 (Unaudited) and June 30, 2017 (Continued)

The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended June 30, 2017:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
CCPI Inc.	—%	7.00%	7.00%
Cinedigm DC Holdings, LLC	—%	2.50%	2.50%
Credit Central Loan Company	—%	10.00%	10.00%
Echelon Aviation LLC	N/A	N/A	2.25%	(C)
Echelon Aviation LLC	N/A	N/A	1.00%	(D)
Edmentum Ultimate Holdings, LLC - Unsecured Senior PIK Note	8.50%	—%	8.50%
First Tower Finance Company LLC	3.92%	3.08%	7.00%
MITY, Inc.	—%	10.00%	10.00%
National Property REIT Corp. - Senior Secured Term Loan A	—%	5.50%	5.50%
National Property REIT Corp. - Senior Secured Term Loan E	—%	5.00%	5.00%
National Property REIT Corp. - Senior Secured Term Loan C to ACL Loan Holdings, Inc.	—%	5.00%	5.00%
National Property REIT Corp. - Senior Secured Term Loan C to American Consumer Lending Limited	—%	5.00%	5.00%
Nationwide Loan Company LLC	—%	10.00%	10.00%
Targus Cayman HoldCo Limited - Senior Secured Term Loan A	15.00%	—%	15.00%
Targus Cayman HoldCo Limited - Senior Secured Term Loan B	15.00%	—%	15.00%
Valley Electric Co. of Mt. Vernon, Inc.	—%	2.50%	2.50%
Valley Electric Company, Inc.	8.50%	—%	8.50%
(C) Next PIK payment/capitalization date was July 31, 2017. The company paid 2.25% PIK in cash.
(D) Next PIK payment/capitalization date was July 31, 2017. The company paid 1.00% PIK in cash.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2018 (Unaudited) and June 30, 2017 (Continued)

(47)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended March 31, 2018 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at March 31, 2018	Interest income	Dividend income	Other income	Net realized gains (losses)
Arctic Energy Services, LLC	$17,370	$3,569	$—	$6,078	$27,017	$—	$—	$—	$—
CCPI Inc.	43,052	—	(481)	(6,314)	36,257	2,776	—	—	—
CP Energy Services Inc.	72,216	—	—	17,967	90,183	2,217	—	228	—
Credit Central Loan Company, LLC	64,435	1,533	—	10,489	76,457	9,425	—	903	—
Echelon Transportation LLC (f/k/a Echelon Aviation LLC)	71,318	—	—	7,983	79,301	4,774	—	—	—
Edmentum Ultimate Holdings, LLC***	46,895	5,394	(39,196)	(13,093)	—	415	—	—	—
First Tower Finance Company LLC	365,588	20,456	(6,735)	55,842	435,151	33,737	—	2,664	—
Freedom Marine Solutions, LLC	23,994	682	—	(11,488)	13,188	—	—	—	—
MITY, Inc.	76,512	—	—	(14,389)	62,123	6,156	—	1,093	13
National Property REIT Corp.	987,304	110,692	(73,709)	6,863	1,031,150	69,436	5,639	6,207	—
Nationwide Loan Company LLC	36,945	4,370	—	(10,325)	30,990	2,605	—	—	—
NMMB, Inc.	20,825	—	—	(376)	20,449	1,131	—	—	—
R-V Industries, Inc.	32,678	—	—	(1,653)	31,025	2,254	—	—	—
SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company)	1,940	—	—	(929)	1,011	—	—	—	—
USES Corp.	12,517	2,999	(3)	(5,841)	9,672	—	—	—	—
Valley Electric Company, Inc.	32,509	1,670	—	8,283	42,462	4,466	—	—	—
Wolf Energy, LLC	5,677	—	(2,930)	(2,199)	548	—	—	1,222	—
Total	$1,911,775	$151,365	$(123,054)	$46,898	$1,986,984	$139,392	$5,639	$12,317	$13
* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion and PIK interest.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.
*** Investment was transferred to affiliated investments at $31,362, the fair market value at the beginning of the three month period ended March 31, 2018. Refer to endnote #22.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2018 (Unaudited) and June 30, 2017 (Continued)

(48)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended March 31, 2018 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at March 31, 2018	Interest income	Dividend income	Other income	Net realized gains (losses)
Edmentum Ultimate Holdings, LLC***	$—	$34,261	$—	$(1,334)	$32,927	$271	$—	$—	$—
Nixon, Inc.	—	—	(14,197)	14,197	—	—	—	—	(14,197)
Targus Cayman HoldCo Limited	11,429	1,117	—	6,815	19,361	205	—	—	846
Total	$11,429	$35,378	$(14,197)	$19,678	$52,288	$476	$—	$—	$(13,351)
* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, PIK interest, and any transfer of investments.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.
*** Investment was transferred from controlled investments at $31,362, the fair market value at the beginning of the three month period ended March 31, 2018. Refer to endnote #22.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2018 (Unaudited) and June 30, 2017 (Continued)

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
* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, PIK interest, and any transfer of investments.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2018 (Unaudited) and June 30, 2017 (Continued)

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
* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, PIK interest and any transfer of investments.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.

*** Investment was transferred at fair market value at the beginning of the three month period ended June 30, 2017.

(51)	BAART Programs, Inc. and MedMark Services, Inc. are joint borrowers of the second lien term loan.

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
We consolidate certain of our wholly-owned and substantially wholly-owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements: APH Property Holdings, LLC (“APH”); Arctic Oilfield Equipment USA, Inc.; CCPI Holdings Inc.; CP Holdings of Delaware LLC (“CP Holdings”); Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC (“First Tower Delaware”); Harbortouch Holdings of Delaware Inc.; MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc. (“NMMB Holdings”).; NPH Property Holdings, LLC (“NPH”); STI Holding, Inc.; UPH Property Holdings, LLC (“UPH”); Valley Electric Holdings I, Inc.; Valley Electric Holdings II, Inc.; and Wolf Energy Holdings Inc. (“Wolf Energy Holdings”). On October 10, 2014, concurrent with the sale of the operating company, our ownership increased to 100% of the outstanding equity of ARRM Services, Inc. (“ARRM”) which was renamed SB Forging Company, Inc. (“SB Forging”). As such, we began consolidating SB Forging on October 11, 2014. Effective May 23, 2016, in connection with the merger of American Property REIT Corp. (“APRC”) and United Property REIT Corp. (“UPRC”) with and into National Property REIT Corp. (“NPRC”), APH and UPH merged with and into NPH, and were dissolved. We collectively refer to these entities as the “Consolidated Holding Companies.”
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

Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three and nine months ended March 31, 2018.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of March 31, 2018 and June 30, 2017, our qualifying assets as a percentage of total assets, stood at 73.72% and 71.75%, respectively.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of March 31, 2018, approximately 1.3% of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of March 31, 2018, we do not expect to have any excise tax due for the 2018 calendar year. Thus, we have not accrued any excise tax for this period.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2018 and for the three and nine months then ended, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2014 and thereafter remain subject to examination by the Internal Revenue Service.
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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of March 31, 2018 and June 30, 2017, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends accounting guidance for revenue recognition arising from contracts with customers. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB also issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the standard for one year. As a result, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently evaluating the impact, if any, of adopting this ASU on our consolidated financial statements.

Note 3. Portfolio Investments
At March 31, 2018, we had investments in 134 long-term portfolio investments, which had an amortized cost of $5,864,967 and a fair value of $5,719,804. At June 30, 2017, we had investments in 121 long-term portfolio investments, which had an amortized cost of $5,981,556 and a fair value of $5,838,305.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $1,390,816 and $1,266,294 during the nine months ended March 31, 2018 and March 31, 2017, respectively. Debt repayments and considerations from sales of equity securities of $1,471,246 and $1,061,839 were received during the nine months ended March 31, 2018 and March 31, 2017, respectively.

The following table shows the composition of our investment portfolio as of March 31, 2018 and June 30, 2017.

	March 31, 2018		June 30, 2017
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$38,659	$38,593	$27,409	$27,409
Senior Secured Debt	2,634,484	2,537,625	2,940,163	2,798,796
Subordinated Secured Debt	1,391,914	1,317,084	1,160,019	1,107,040
Subordinated Unsecured Debt	38,393	30,809	37,934	44,434
Small Business Loans	288	199	8,434	7,964
CLO Residual Interest	1,096,809	944,815	1,150,006	1,079,712
Equity	664,420	850,679	657,591	772,950
Total Investments	$5,864,967	$5,719,804	$5,981,556	$5,838,305
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

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of March 31, 2018.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$38,593	$38,593
Senior Secured Debt	—	—	2,537,625	2,537,625
Subordinated Secured Debt	—	—	1,317,084	1,317,084
Subordinated Unsecured Debt	—	—	30,809	30,809
Small Business Loans	—	—	199	199
CLO Residual Interest	—	—	944,815	944,815
Equity	—	—	850,679	850,679
Total Investments	$—	$—	$5,719,804	$5,719,804
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2017.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$27,409	$27,409
Senior Secured Debt	—	—	2,798,796	2,798,796
Subordinated Secured Debt	—	—	1,107,040	1,107,040
Subordinated Unsecured Debt	—	—	44,434	44,434
Small Business Loans	—	—	7,964	7,964
CLO Residual Interest	—	—	1,079,712	1,079,712
Equity	—	—	772,950	772,950
Total Investments	$—	$—	$5,838,305	$5,838,305
The following tables show the aggregate changes in the fair value of our Level 3 investments during the nine months ended March 31, 2018.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2017	$1,911,775	$11,429	$3,915,101	$5,838,305
Net realized gains (losses) on investments	13	(13,351)	(5,800)	(19,138)
Net change in unrealized gains (losses)(1)	46,898	19,678	(68,488)	(1,912)
Net realized and unrealized gains (losses)	46,911	6,327	(74,288)	(21,050)
Purchases of portfolio investments	145,623	3,588	1,235,479	1,384,690
Payment-in-kind interest	4,210	428	1,490	6,128
Accretion (amortization) of discounts and premiums, net	1,532	—	(19,238)	(17,706)
Repayments and sales of portfolio investments	(91,705)	(846)	(1,378,012)	(1,470,563)
Transfers within Level 3(1)	(31,362)	31,362	—	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of March 31, 2018	$1,986,984	$52,288	$3,680,532	$5,719,804

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2017	$27,409	$2,798,796	$1,107,040	$44,434	$7,964	$1,079,712	$772,950	$5,838,305
Net realized gains (losses) on investments	—	(16,369)	—	13	(322)	(2,495)	35	(19,138)
Net change in unrealized gains (losses)(1)	(66)	44,514	(21,855)	(14,085)	381	(81,704)	70,903	(1,912)
Net realized and unrealized gains (losses)	(66)	28,145	(21,855)	(14,072)	59	(84,199)	70,938	(21,050)
Purchases of portfolio investments	19,308	902,101	354,603	—	7,551	32,134	68,993	1,384,690
Payment-in-kind interest	—	3,672	1,996	460	—	—	—	6,128
Accretion (amortization) of discounts and premiums, net	—	2,304	3,960	—	—	(23,970)	—	(17,706)
Repayments and sales of portfolio investments	(8,058)	(1,240,097)	(128,660)	(13)	(15,375)	(58,862)	(19,498)	(1,470,563)
Transfers within Level 3(1)	—	42,704	—	—	—	—	(42,704)	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—
Fair value as of March 31, 2018	$38,593	$2,537,625	$1,317,084	$30,809	$199	$944,815	$850,679	$5,719,804

(1)
Transfers, if any, are assumed to have occurred at the beginning of the quarter during which the asset was transferred. Refer to Consolidated Schedule of Investment endnotes #47 and #48 for the fair value and change in unrealized transferred as a result of changes in control.

The following tables show the aggregate changes in the fair value of our Level 3 investments during the nine months ended March 31, 2017.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2016	$1,752,449	$11,320	$4,133,939	$5,897,708
Net realized gains (losses) on investments	184	137	(1,438)	(1,117)
Net change in unrealized gains (losses)	(30,937)	(1,854)	(2,480)	(35,271)
Net realized and unrealized gains (losses)	(30,753)	(1,717)	(3,918)	(36,388)
Purchases of portfolio investments	300,921	—	951,047	1,251,968
Payment-in-kind interest	11,003	—	3,323	14,326
Accretion (amortization) of discounts and premiums, net	563	—	(43,500)	(42,937)
Repayments and sales of portfolio investments	(163,609)	(2,364)	(893,938)	(1,059,911)
Transfers within Level 3(1)	22,145	—	(22,145)	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of March 31, 2017	$1,892,719	$7,239	$4,124,808	$6,024,766

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2016	$13,274	$2,941,722	$1,209,604	$68,358	$14,215	$1,009,696	$640,839	$5,897,708
Net realized gains (losses) on investments	—	238	146	5	(2,378)	—	872	(1,117)
Net change in unrealized gains (losses)	—	(37,062)	10,610	11,723	(167)	773	(21,148)	(35,271)
Net realized and unrealized gains (losses)	—	(36,824)	10,756	11,728	(2,545)	773	(20,276)	(36,388)
Purchases of portfolio investments	15,621	683,381	328,791	—	42,164	108,676	73,335	1,251,968
Payment-in-kind interest	—	4,364	8,048	1,914	—	—	—	14,326
Accretion (amortization) of discounts and premiums, net	—	499	3,192	—	—	(46,628)	—	(42,937)
Repayments and sales of portfolio investments	(7,424)	(593,665)	(329,714)	(40,005)	(43,313)	—	(45,790)	(1,059,911)
Transfers within Level 3(1)	—	(77,145)	—	—	—	—	77,145	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—
Fair value as of March 31, 2017	$21,471	$2,922,332	$1,230,677	$41,995	$10,521	$1,072,517	$725,253	$6,024,766

(1)	Transfers, if any, are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
For the nine months ended March 31, 2018 and March 31, 2017, the net change in unrealized (losses) gains on the investments that use Level 3 inputs was ($28,205) and ($46,678) for investments still held as of March 31, 2018 and March 31, 2017, respectively.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2018 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
Senior Secured Debt	$1,691,444	Discounted Cash Flow (Yield analysis)	Market Yield	7.1% - 23.1%	11.7%
Senior Secured Debt	222,417	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	4.0x - 9.8x	6.8x
Senior Secured Debt	44,719	Enterprise Value Waterfall (Market approach)	Revenue Multiple	0.3x - 3.0x	2.7x
Senior Secured Debt	47,099	Enterprise Value Waterfall (Discounted cash flow)	Discount Rate	7.4% - 16.0%	10.6%
Senior Secured Debt	787	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt (1)	276,549	Enterprise Value Waterfall	Loss-adjusted discount rate	3.0% - 14.0%	10.8%
Senior Secured Debt (2)	293,203	Enterprise Value Waterfall (NAV Analysis)	Capitalization Rate	3.3% - 8.0%	5.6%
Senior Secured Debt (2)		Discounted Cash Flow	Discount Rate	6.5% - 7.5%	7.0%
Subordinated Secured Debt	899,248	Discounted Cash Flow (Yield analysis)	Market Yield	6.1% - 25.8%	11.6%
Subordinated Secured Debt	28,622	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	6.8x - 9.5x	8.1x
Subordinated Secured Debt	47,780	Enterprise Value Waterfall (Market approach)	Revenue Multiple	0.3x - 0.4x	0.3x
Subordinated Secured Debt (3)	341,434	Enterprise Value Waterfall (Market approach)	Book Value Multiple	0.7x - 3.1x	2.5x
Subordinated Secured Debt (3)		Enterprise Value Waterfall (Market approach)	Earnings Multiple	7.5x - 13.0x	11.9x
Subordinated Unsecured Debt	30,809	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	5.8x - 10.8x	9.1x
Small Business Loans (4)	199	Discounted Cash Flow	Loss-adjusted Discount Rate	4.4% - 27.7%	15.7%
CLO Residual Interest (5)	944,815	Discounted Cash Flow	Discount Rate	1.6% - 26.3%	17.9%
Preferred Equity	65,477	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	2.5x - 7.5x	3.0x
Common Equity/Interests/Warrants	28,415	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	2.5x - 8.5x	5.8x
Common Equity/Interests/Warrants	46,378	Enterprise Value Waterfall (Market approach)	Revenue Multiple	0.6x - 1.4x	0.9x
Common Equity/Interests/Warrants (1)	20,975	Enterprise Value Waterfall	Loss-adjusted discount rate	3.0% - 14.0%	10.8%
Common Equity/Interests/Warrants (2)	348,148	Enterprise Value Waterfall (NAV analysis)	Capitalization Rate	3.3% - 8.0%	5.6%
Common Equity/Interests/Warrants (2)		Discounted Cash Flow	Discount Rate	6.5% - 7.5%	7.0%
Common Equity/Interests/Warrants (3)	198,914	Enterprise Value Waterfall (Market approach)	Book Value Multiple	0.7x - 3.1x	2.4x
Common Equity/Interests/Warrants (3)		Enterprise Value Waterfall (Market approach)	Earnings Multiple	7.5x - 13.0x	11.9x
Common Equity/Interests/Warrants (6)	92,275	Discounted Cash Flow	Discount Rate	6.5% - 7.5%	7.0%
Common Equity/Interests/Warrants	35,462	Discounted Cash Flow	Discount Rate	7.4% - 16.0%	8.8%
Common Equity/Interests/Warrants	13,735	Liquidation Analysis	N/A	N/A	N/A
Escrow Receivable	900	Discounted Cash Flow	Discount Rate	7.4% - 8.5%	8.0%
Total Level 3 Investments	$5,719,804

(1)
Represents an investment in a subsidiary of our controlled investment NPRC. The Enterprise Value Waterfall analysis of NPRC includes the fair value of the investments in such indirect subsidiary’s consumer loans purchased from online consumer lending platforms, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted in the table. In addition, the valuation also used projected loss rates as an unobservable input ranging from 0.00-21.53%, with a weighted average of 5.77%.

(2)	Represents our REIT investments. EV waterfall methodology uses both the net asset value analysis and discounted cash flow analysis, which are weighted equally (50%).

(3)
Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes book value and earnings multiples, as noted above. In addition, the valuation of certain consumer finance companies utilizes the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies the book value multiple and earnings multiple techniques are weighted 37.5% and the discounted cash flow technique is weighted 25%. For these companies the discount rate ranged from 13.0% to 16.0% with a weighted average of 14.2%.

(4)
Includes our investments in small business whole loans purchased from OnDeck. Valuation also used projected loss rates as an unobservable input ranging from 0.00%-0.62%, with a weighted average of 0.06%.

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
In determining the range of values for our investments in CLOs, the independent valuation firm uses both a discounted single-path cash flow model and a discounted multi-path cash flow model. The valuations were accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view as well as to determine an appropriate call date (i.e., expected maturity). These risk factors are sensitized in the multi-path cash flow model using Monte Carlo simulations to generate probability-weighted (i.e., multi-path) cash flows for the underlying assets and liabilities. These cash flows are discounted using appropriate market discount rates, and relevant data in the CLO market and certain benchmark credit indices are considered, to determine the value of each CLO investment. In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the implied discount rate that would be effective for the value derived from the corresponding multi-path cash flow model.
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

If we acquire shares in “passive foreign investment companies” (“PFICs”) (including residual interest tranche investments in CLOs that are PFICs), we may be subject to federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend to our stockholders. Certain elections may be available to mitigate or eliminate such tax on excess distributions, but such elections (if available) will generally require us to recognize our share of the PFIC’s income for each year regardless of whether we receive any distributions from such PFICs. We must nonetheless distribute such income to maintain our status as a RIC.

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
During the nine months ended March 31, 2018, the valuation methodology for Arctic Energy Services, LLC (“Arctic Energy”) changed to remove the liquidation analysis. As a result of the company’s performance and current market conditions, the fair value of our investment in Arctic Energy increased to $27,017 as of March 31, 2018, a discount of $37,429 from its amortized cost, compared to the $43,506 unrealized depreciation recorded at June 30, 2017.
During the nine months ended March 31, 2018, the valuation methodology for Spartan Energy Services, Inc. (“Spartan”) changed to remove the waterfall and liquidation analysis and incorporated an income method approach. As a result of the company’s improved performance and current market conditions, the fair value of our investment in Spartan increased to $30,238 as of March 31, 2018, a premium of $2,391 from its amortized cost, compared to the $16,769 unrealized depreciation recorded at June 30, 2017.
During the nine months ended March 31, 2018, one of our CLO investments was deemed to have an other-than-temporary impairment. In accordance with ASC 325-40, we recorded a total loss of $2,495 related to this investment for the amount by which amortized cost exceeded fair value as of the respective determination dates.

During the nine months ended March 31, 2018, we provided $60,912 of equity financing to NPRC for the acquisition of real estate properties and $1,112 of debt and $12,601 of equity financing to NPRC to fund capital expenditures for existing real estate properties.
During the nine months ended March 31, 2018, we provided $21,858 and $13,433 of debt and equity financing, respectively, to NPRC and its wholly-owned subsidiaries to support the online consumer loans and online consumer loan backed products. In addition, during the nine months ended March 31, 2018, we received partial repayments of $63,307 of our loans previously outstanding with NPRC and its wholly-owned subsidiaries and $10,403 as a return of capital on our equity investment in NPRC.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of March 31, 2018, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 73,663 individual loans and residual interests in two securitizations, and had an aggregate fair value of $441,123. The average outstanding individual loan balance was approximately $6 and the loans mature on dates ranging from April 1, 2018 to March 12, 2025 with a weighted-average outstanding term of 27 months as of March 31, 2018. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 24.0%. As of March 31, 2018, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $297,524.
As of March 31, 2018, based on outstanding principal balance, 6.2% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 19.0% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 74.8% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Weighted Average Interest Rate*
Super Prime	$24,957	$24,319	13.2%
Prime	77,169	73,535	16.5%
Near Prime**	303,354	275,383	26.8%
*Weighted by outstanding principal balance of the online consumer loans.
**A portion of these loans are sub-prime borrowers.

As of March 31, 2018, our investment in NPRC and its wholly-owned subsidiaries had an amortized cost of $827,279 and a fair value of $1,031,150, including our investment in online consumer lending as discussed above. The fair value of $733,626 related to NPRC’s real estate portfolio was comprised of thirty-nine multi-families properties, twelve self-storage units, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of March 31, 2018.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	46,622
3	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	20,309
4	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
5	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	176,653
6	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,375
7	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,845
8	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,700
9	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,550
10	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	14,092
11	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
12	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	19,840
13	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	23,170
14	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	32,772
15	Atlanta Eastwood Village LLC	Stockbridge, GA	12/12/2013	25,957	22,635
16	Atlanta Monterey Village LLC	Jonesboro, GA	12/12/2013	11,501	11,013
17	Atlanta Hidden Creek LLC	Morrow, GA	12/12/2013	5,098	4,714
18	Atlanta Meadow Springs LLC	College Park, GA	12/12/2013	13,116	12,965
19	Atlanta Meadow View LLC	College Park, GA	12/12/2013	14,354	13,020
20	Atlanta Peachtree Landing LLC	Fairburn, GA	12/12/2013	17,224	15,422
21	NPH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	26,601
22	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	7,828
23	NPH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,234
24	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
25	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
26	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
27	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
28	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
29	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
30	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
31	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	8,927	6,695
32	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
33	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	74,077
34	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	13,055
35	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	13,502
36	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	23,256
37	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	14,480
38	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	14,115
39	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	18,328
40	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	17,200

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
41	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	9,600
42	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
43	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
44	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
45	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
46	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
47	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
48	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	43,123
49	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
50	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
51	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
52	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
53	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	48,676
54	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	5,912
55	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	15,145
56	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
57	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
58	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
59	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
60	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	44,044
61	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	14,185
62	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
				$1,708,122	$1,399,579
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
On February 26, 2018, we entered into a debt forgiveness agreement with Nixon, Inc., which terminated the $17,472 Senior Secured Term Loan receivable due to us. We recorded a realized loss of $14,197 as a result of this transaction.
As of March 31, 2018, $3,439,901 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR floors ranging from 0.0% to 4.0%. As of March 31, 2018, $484,210 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 5.0% to 20.0%. As of June 30, 2017, $3,488,672 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR floors ranging from 0.3% to 4.0%. As of June 30, 2017, $489,007 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 5.0% to 20.0%.
At March 31, 2018, four loan investments were on non-accrual status: Ark-La-Tex, Edmentum Ultimate Holdings, LLC (“Edmentum”) (the Unsecured Junior PIK Note), United Sporting Companies, Inc. (“USC”), and USES Corp. (“USES”). At June 30, 2017, seven loan investments were on non-accrual status: Ark-La-Tex, Edmentum (the Unsecured Junior PIK Note), Nixon, Spartan, USC, USES, and Venio LLC. Cost balances of these loans amounted to $223,842 and $286,388 as of March 31, 2018 and June 30, 2017, respectively. The fair value of these loans amounted to $75,966 and $154,417 as of March 31, 2018 and June 30, 2017, respectively. The fair values of these investments represent approximately 1.3% and 2.5% of our total assets at fair value as of March 31, 2018 and June 30, 2017, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of March 31, 2018 and June 30, 2017, we had $19,675 and $22,925, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of March 31, 2018 and June 30, 2017.
During the nine months ended March 31, 2018 and the nine months ended March 31, 2017, there were no sales of the senior secured Term Loan A investments. We serve as an agent for these loans and collect a servicing fee from the counterparties on behalf of the Investment Adviser. We receive a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser. See Note 13 for further discussion.
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
The following table summarizes the results of our analysis for the three tests for the nine months ended March 31, 2018 and year ended June 30, 2017.

	Asset Test		Income Test		Investment Test
	Greater than 10% but Less than 20%	Greater than 20%	Greater than 10% but Less than 20%	Greater than 20%	Greater than 10% but Less than 20%	Greater than 20%
Nine Months Ended March 31, 2018	N/A	N/A	N/A	First Tower Finance NPRC	N/A	-
Year Ended June 30, 2017	-	NPRC	First Tower Finance USES	NPRC	NPRC	-
Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment or the marking to fair value of an investment in any given year can be highly concentrated among several investments. After performing the income analysis for the nine months ended March 31, 2018, as currently promulgated by the SEC, we determined that two of our controlled investments individually generated more than 20% of our income, primarily due to the unrealized gains that were recognized on the investments during the nine months ended March 31, 2018. We do not believe that the calculation promulgated by the SEC correctly identifies significant subsidiaries but have included

First Tower Finance Company LLC (“First Tower Finance”) and NPRC as significant subsidiaries. NPRC, an unconsolidated majority-owned portfolio company, was considered a significant subsidiary at the 20% level as of and during the period ended March 31, 2018 and year ended June 30, 2017.
The following tables show summarized financial information for First Tower Finance, which met the 20% income test for the nine months ended March 31, 2018:

	March 31, 2018	June 30, 2017
Balance Sheet Data
Cash and invested assets	$69,086	$77,058
Accounts receivable, net	519,953	432,278
Property, plant and equipment, net	28,898	24,919
Intangibles, including goodwill	79,479	90,897
Other assets	4,702	2,404
Notes payable, due to Prospect or Affiliate	353,316	339,595
Other liabilities	406,865	341,553
Total equity	(58,063)	(53,592)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Summary of Operations
Total revenue	$56,941	$54,299	$174,143	$169,034
Total expenses	64,615	60,688	182,981	184,267
Net loss	$(7,674)	$(6,389)	$(8,838)	$(15,233)
The following tables show summarized financial information for NPRC, which met the 20% income test for the nine months ended March 31, 2018:

	March 31, 2018	June 30, 2017
Balance Sheet Data
Cash and cash equivalents	$164,789	$94,394
Real estate, net	1,548,377	1,452,424
Unsecured consumer loans, at fair value	442,387	648,277
Other assets	37,128	40,386
Mortgages payable	1,390,108	1,310,462
Revolving credit facilities and other secured financing	227,533	341,878
Notes payable, due to Prospect or Affiliate	569,752	559,464
Other liabilities	49,145	37,339
Total equity	(43,857)	(13,662)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Summary of Operations
Total revenue	$144,196	$125,667	$342,539	$320,773
Total expenses	87,305	79,449	254,776	236,973
Operating income	56,891	46,218	87,763	83,800
Depreciation and amortization	(18,816)	(21,380)	(54,418)	(55,650)
Fair value adjustment	(15,883)	(26,640)	(76,137)	(73,553)
Net income (loss)	$22,192	$(1,802)	$(42,792)	$(45,403)
The SEC has requested comments on the proper mechanics of how the calculations related to Rules 3-09 and 4-08(g) of Regulation S-X should be completed. There is currently diversity in practice for the calculations. We expect that the SEC will clarify the calculation methods in the future.
Note 4. Revolving Credit Facility
On August 29, 2014, we renegotiated our previous credit facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility” or the “Revolving Credit Facility”). The lenders have extended commitments of $885,000 under the 2014 Facility as of March 31, 2018. The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.
The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of March 31, 2018, we were in compliance with the applicable covenants.
Interest on borrowings under the 2014 Facility is one-month LIBOR plus 225 basis points. Additionally, the lenders charge a fee on the unused portion of the 2014 Facility equal to either 50 basis points if at least 35% of the credit facility is drawn or 100 basis points otherwise. The 2014 Facility requires us to pledge assets as collateral in order to borrow under the credit facility.
As of March 31, 2018 and June 30, 2017, we had $382,262 and $665,409, respectively, available to us for borrowing under the Revolving Credit Facility, of which $86,000 was outstanding as of March 31, 2018. We did not have any borrowings outstanding under the Revolving Credit Facility as of June 30, 2017. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $885,000. As of March 31, 2018, the investments, including cash, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,225,288, which represents 21.1% of our total investments, including cash. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $12,405 of new fees and $3,539 were carried over for continuing participants from the previous facility, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of March 31, 2018, $2,717 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended March 31, 2018 and March 31, 2017, we recorded $3,016 and $3,218, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the nine months ended March 31, 2018 and March 31, 2017, we recorded $9,356 and $9,247, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On August 14, 2012, we issued $200,000 aggregate principal amount of convertible notes that matured on March 15, 2018 (the “2018 Notes”), unless previously converted or repurchased in accordance with their terms. The 2018 Notes bore interest at a rate of 5.75% per year, payable semi-annually on March 15 and September 15 of each year, beginning March 15, 2013. Total proceeds from the issuance of the 2018 Notes, net of underwriting discounts and offering costs, were $193,600. On April 6, 2017, we repurchased $114,581 aggregate principal amount of the 2018 Notes at a price of 103.5, including commissions. The transaction resulted in our recognizing a $4,700 loss during the three months ended June 30, 2017. On March 15, 2018, we repaid the outstanding principal amount of $85,419, plus interest, on the 2018 Notes. No gain or loss was realized on the transaction.
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
Certain key terms related to the convertible features for the 2019 Notes, the 2020 Notes and the 2022 Notes (collectively, the “Convertible Notes”) are listed below.

	2019 Notes	2020 Notes	2022 Notes
Initial conversion rate(1)	79.7766	80.6647	100.2305
Initial conversion price	$12.54	$12.40	$9.98
Conversion rate at March 31, 2018(1)(2)	79.8360	80.6670	100.2305
Conversion price at March 31, 2018(2)(3)	$12.53	$12.40	$9.98
Last conversion price calculation date	12/21/2017	4/11/2017	4/11/2017
Dividend threshold amount (per share)(4)	$0.110025	$0.110525	$0.083330

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)	The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

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
In connection with the issuance of the Convertible Notes, we incurred $24,795 of fees which are being amortized over the terms of the notes, of which $11,908 remains to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities as of March 31, 2018.
During the three months ended March 31, 2018 and March 31, 2017, we recorded $12,664 and $13,484, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the nine months ended March 31, 2018 and March 31, 2017, we recorded $39,323 and $41,674, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
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
On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market program with FBR Capital Markets & Co. through which we could sell, by means of at-the-market offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes. As of March 31, 2018, we have issued a total of $199,281 in aggregate principal amount of our 2024 Notes for net proceeds of $193,253 after commissions and offering costs.
The 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes, we recorded a discount of $2,777 and debt issuance costs of $13,613, which are being amortized over the terms of the notes. As of March 31, 2018, $1,678 of the original issue discount and $7,767 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.

During the three months ended March 31, 2018 and March 31, 2017, we recorded $11,054 and $11,026, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the nine months ended March 31, 2018 and March 31, 2017, we recorded $33,143 and $32,864, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the nine months ended March 31, 2018, we issued $69,428 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $68,396. These notes were issued with stated interest rates ranging from 4.00% to 5.00% with a weighted average interest rate of 4.37%. These notes mature between July 15, 2022 and March 15, 2026. The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2018:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$43,587	4.00%–4.75%	4.20%	July 15, 2022 – March 15, 2023
7	2,825	4.75%–5.00%	4.93%	July 15, 2024
8	23,016	4.50%–5.00%	4.62%	August 15, 2025 – March 15, 2026
	$69,428
During the nine months ended March 31, 2017, we issued $109,221 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $107,860. The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2017:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$109,221	4.75%–5.50%	5.15%	July 15, 2021 – March 15, 2022
During the nine months ended March 31, 2018, we redeemed, prior to maturity, $269,375 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.89% in order to replace shorter maturity debt with longer-term debt. During the nine months ended March 31, 2018, we repaid $4,883 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the nine months ended March 31, 2018 was $1,445. The following table summarizes the Prospect Capital InterNotes® outstanding as of March 31, 2018:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$225,639	4.00%–5.50%	4.92%	July 15, 2018 – March 15, 2023
5.2	4,440	4.63%	4.63%	August 15, 2020 – September 15, 2020
5.3	2,636	4.63%	4.63%	September 15, 2020
5.5	86,218	4.25%–5.00%	4.61%	February 15, 2019 – November 15, 2020
6	2,182	4.88%	4.88%	April 15, 2021 – May 15, 2021
6.5	38,852	5.10%–5.50%	5.23%	February 15, 2020 – May 15, 2022
7	145,500	4.00%–6.55%	5.05%	June 15, 2019 – July 15, 2024
7.5	1,996	5.75%	5.75%	February 15, 2021
8	23,016	4.50%-5.00%	4.62%	August 15, 2025 – March 15, 2026
10	37,424	5.12%–7.00%	6.18%	March 15, 2022 – December 15, 2025
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,177	5.25%–6.00%	5.35%	May 15, 2028 – November 15, 2028
18	20,903	4.13%–6.25%	5.55%	December 15, 2030 – August 15, 2031
20	4,170	5.63%–6.00%	5.89%	November 15, 2032 – October 15, 2033
25	33,349	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30	109,591	5.50%–6.75%	6.24%	November 15, 2042 – October 15, 2043
	$756,071
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
	$980,494

In connection with the issuance of Prospect Capital InterNotes®, we incurred $24,259 of fees which are being amortized over the term of the notes, of which $12,342 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of March 31, 2018.
During the three months ended March 31, 2018 and March 31, 2017, we recorded $10,745 and $13,736, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the nine months ended March 31, 2018 and March 31, 2017, we recorded $36,039 and $40,196, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Note 8. Fair Value and Maturity of Debt Outstanding
The following table shows our outstanding debt as of March 31, 2018.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility(2)	$86,000	$2,717	$86,000	(3)	$86,000		1ML+2.25%	(6)

2019 Notes	200,000	969	199,031		204,336	(4)	6.51%	(7)
2020 Notes	392,000	4,828	387,172		393,642	(4)	5.38%	(7)
2022 Notes	225,000	6,111	218,889		224,728	(4)	5.66%	(7)
Convertible Notes	817,000	11,908	805,092		822,706

5.00% 2019 Notes	300,000	1,099	298,901		305,460	(4)	5.29%	(7)
2023 Notes	250,000	3,627	246,373		259,718	(4)	6.09%	(7)
2024 Notes	199,281	4,719	194,562		204,829	(4)	6.74%	(7)
Public Notes	749,281	9,445	739,836		770,007

Prospect Capital InterNotes®	756,071	12,342	743,729		774,859	(5)	5.78%	(8)
Total	$2,408,352	$36,412	$2,374,657		$2,453,572

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of March 31, 2018.

(2)	The maximum draw amount of the Revolving Credit facility as of March 31, 2018 is $885,000.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Note 2 for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

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

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of March 31, 2018.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$86,000	$—	$86,000	$—	$—
Convertible Notes	817,000	200,000	392,000	225,000	—
Public Notes	749,281	—	300,000	250,000	199,281
Prospect Capital InterNotes®	756,071	—	245,778	273,942	236,351
Total Contractual Obligations	$2,408,352	$200,000	$1,023,778	$748,942	$435,632

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
We did not repurchase any shares of our common stock during the nine months ended March 31, 2018 and March 31, 2017. As of March 31, 2018, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.

Excluding dividend reinvestments, during the nine months ended March 31, 2018 and March 31, 2017, we did not issue any shares of our common stock.
On August 31, 2016, we filed a registration statement on Form N-2 (File No. 333-213391) with the SEC. We subsequently filed a Pre-Effective Amendment No. 2 thereto on November 1, 2016, which the SEC declared effective on November 3, 2016. On October 26, 2017, we filed Post-Effective Amendment No. 50 to the registration statement, which the SEC declared effective on October 30, 2017. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $5,000,000 in securities, consisting of common stock, preferred stock, debt securities, subscription rights to purchase our securities, warrants representing rights to purchase our securities or separately tradeable units combining two or more of our securities. As of March 31, 2018, we have the ability to issue up to $4,621,784 in securities under the registration statement.

During the nine months ended March 31, 2018 and March 31, 2017, we distributed approximately $211,733 and $268,989, respectively, to our stockholders. The following table summarizes our distributions declared and payable for the nine months ended March 31, 2017 and March 31, 2018.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/9/2016	7/29/2016	8/18/2016	$0.083330	$29,783
5/9/2016	8/31/2016	9/22/2016	0.083330	29,809
8/25/2016	9/30/2016	10/20/2016	0.083330	29,837
8/25/2016	10/31/2016	11/17/2016	0.083330	29,863
11/8/2016	11/30/2016	12/22/2016	0.083330	29,890
11/8/2016	12/30/2016	1/19/2017	0.083330	29,915
11/8/2016	1/31/2017	2/16/2017	0.083330	29,940
2/7/2017	2/28/2017	3/23/2017	0.083330	29,963
2/7/2017	3/31/2017	4/20/2017	0.083330	29,989
Total declared and payable for the nine months ended March 31, 2017				$268,989

5/9/2017	7/31/2017	8/24/2017	$0.083330	$30,011
5/9/2017	8/31/2017	9/21/2017	0.083330	30,017
8/28/2017	9/29/2017	10/19/2017	0.060000	21,619
8/28/2017	10/31/2017	11/22/2017	0.060000	21,623
11/8/2017	11/30/2017	12/21/2017	0.060000	21,630
11/8/2017	12/29/2017	1/18/2018	0.060000	21,659
11/8/2017	1/31/2018	2/15/2018	0.060000	21,691
2/7/2018	2/28/2018	3/22/2018	0.060000	21,724
2/7/2018	3/30/2018	4/19/2018	0.060000	21,759
Total declared and payable for the nine months ended March 31, 2018				$211,733
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during nine months ended March 31, 2018 and March 31, 2017. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to March 31, 2018:

•	$0.06 per share for April 2018 to holders of record on April 30, 2018 with a payment date of May 24, 2018.
During the nine months ended March 31, 2018 and March 31, 2017, we issued 2,580,429 and 2,778,472 shares of our common stock, respectively, in connection with the dividend reinvestment plan.
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

During the nine months ended March 31, 2018, Prospect officers purchased 11,313,201 shares of our stock, or 3.12% of total outstanding shares as of March 31, 2018, both through the open market transactions and shares issued in connection with our dividend reinvestment plan.
As of March 31, 2018, we have reserved 70,140,541 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5).

Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three and nine months ended March 31, 2018 and March 31, 2017.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Structuring, amendment, and advisory fees	$8,296	$6,841	$23,254	$17,114
Royalty and Net Revenue interests	2,322	1,476	5,772	3,979
Administrative agent fees	68	187	302	519
Total Other Income	$10,686	$8,504	$29,328	$21,612
Note 11. Net Increase in Net Assets per Share
The following information sets forth the computation of net increase in net assets resulting from operations per share during the three and nine months ended March 31, 2018 and March 31, 2017.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net increase in net assets resulting from operations	$51,859	$19,492	$185,559	$201,738
Weighted average common shares outstanding	361,759,954	359,402,527	360,794,837	358,468,092
Net increase in net assets resulting from operations per share	$0.14	$0.05	$0.51	$0.56
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
We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. shareholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. For the 2018 calendar year, 46.91% of our distributions as of March 31, 2018 qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. shareholders.

For the tax year ending August 31, 2018, the tax character of dividends paid to shareholders through March 31, 2018 is expected to be ordinary income. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending August 31, 2018.

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

	Tax Year Ended August 31,
	2017	2016	2015
Net increase in net assets resulting from operations	$254,766	$262,831	$360,572
Net realized loss on investments	100,765	22,666	164,230
Net unrealized (gains) losses on investments	(61,939)	73,181	(157,745)
Other temporary book-to-tax differences	(32,117)	(56,036)	98,289
Permanent differences	(772)	2,489	2,436
Taxable income before deductions for distributions	$260,703	$305,131	$467,782
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. The Regulated Investment Company Modernization Act (the “RIC Modernization Act”) was enacted on December 22, 2010. Under the RIC Modernization Act, capital losses incurred by taxpayers in taxable years beginning after the date of enactment will be allowed to be carried forward indefinitely and are allowed to retain their character as either short-term or long-term losses. As such, the capital loss carryforwards generated by us after the August 31, 2011 tax year will not be subject to expiration. Any losses incurred in post-enactment tax years will be required to be utilized prior to the losses incurred in pre-enactment tax years. As of August 31, 2017, we had capital loss carryforwards of approximately $302,590 available for use in later tax years. Of the amount available as of August 31, 2017, $46,156 will expire on August 31, 2018, and $256,434 is not subject to expiration. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, some of the Company’s capital loss carryforwards may become permanently unavailable due to limitations by the Code.
For the tax year ended August 31, 2017, we had no cumulative taxable income in excess of cumulative distributions.
As of March 31, 2018, the cost basis of investments for tax purposes was $5,922,058 resulting in estimated gross unrealized gains and losses of $424,689 and $626,943, respectively. As of June 30, 2017, the cost basis of investments for tax purposes was $5,999,218 resulting in estimated gross unrealized gains and losses of $337,903 and $498,816, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of March 31, 2018 and June 30, 2017 was calculated based on the book cost of investments as of March 31, 2018 and June 30, 2017, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2017 and 2016, respectively.
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
The total gross base management fee incurred to the favor of the Investment Adviser was $29,422 and $30,829 during the three months ended March 31, 2018 and March 31, 2017, respectively. The total gross base management fee incurred to the favor of the Investment Adviser was $89,543 and $93,263 during the nine months ended March 31, 2018 and March 31, 2017, respectively.
The Investment Adviser has entered into a servicing agreement with certain institutions that purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. During the three months ended March 31, 2018 and March 31, 2017, we received payments of $154 and $280, respectively, from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments, which reduced the base management fees to $29,268 and $30,549 for the three months ended March 31, 2018 and March 31, 2017, respectively. During the nine months ended March 31, 2018 and March 31, 2017, we received payments of $553 and $1,036, respectively, from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments, which reduced the base management fees to $88,990 and $92,227 for the nine months ended March 31, 2018 and March 31, 2017, respectively.
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
The total income incentive fee incurred was $17,612 and $18,270 during the three months ended March 31, 2018 and March 31, 2017, respectively. The fees incurred for the nine months ended March 31, 2018 and March 31, 2017 were $51,843 and $59,101, respectively. No capital gains incentive fee was incurred during the three or nine months ended March 31, 2018 and March 31, 2017.
As of March 31, 2018, we accrued a receivable from the Investment Adviser of $60, that will be reimbursed to us.

Administration Agreement
We have also entered into an administration agreement (the “Administration Agreement”) with Prospect Administration under which Prospect Administration, among other things, provides (or arranges for the provision of) administrative services and facilities for us. For providing these services, we reimburse Prospect Administration for our allocable portion of overhead incurred by Prospect Administration in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our Chief Financial Officer and Chief Compliance Officer and her staff, including the internal legal staff. Under this agreement, Prospect Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Prospect Administration also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Prospect Administration assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, Prospect Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance (see Managerial Assistance section below). The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Prospect Administration is a wholly-owned subsidiary of the Investment Adviser.
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
The allocation of gross overhead expense from Prospect Administration was $4,104 and $7,970 for the three months ended March 31, 2018 and March 31, 2017, respectively. Prospect Administration received estimated payments of $909 and $4,389 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the three months ended March 31, 2018 and March 31, 2017, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. Net overhead during the three months ended March 31, 2018 and March 31, 2017 totaled $3,195 and $3,581, respectively.

The allocation of gross overhead expense from Prospect Administration was $12,600 and $17,283 for the nine months ended March 31, 2018 and March 31, 2017, respectively. Prospect Administration received estimated payments of $6,701 and $6,636 directly from our portfolio companies, insurance carrier, and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the nine months ended March 31, 2018 and March 31, 2017, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. Additionally, during the nine months ended March 31, 2017, other operating expenses in the amount of $876 incurred by us, which were attributable to CCPI, were reimbursed by CCPI and are reflected as an offset to our overhead allocation for the period then ended. No such expenses or reimbursements occurred during the nine months ended March 31, 2018. Net overhead during the nine months ended March 31, 2018 and March 31, 2017 totaled $5,899 and $9,771, respectively.
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
During the three months ended March 31, 2018 and March 31, 2017, we received payments of $1,893 and $2,443, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the nine months ended March 31, 2018 and March 31, 2017, we received payments of $4,955 and $5,340, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. See Note 14 for further discussion.
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

As of March 31, 2018, we had co-investments with Priority Income Fund, Inc. in the following CLO funds: Apidos CLO XXII, Babson CLO Ltd. 2014-III, Carlyle Global Market Strategies CLO 2016-3, Ltd., Cent CLO 21 Limited, CIFC Funding 2014-IV Investor, Ltd., CIFC Funding 2016-I, Ltd., Galaxy XVII CLO, Ltd., Halcyon Loan Advisors Funding 2014-2 Ltd., Halcyon Loan Advisors Funding 2015-3 Ltd., HarbourView CLO VII, Ltd., Jefferson Mill CLO Ltd., Mountain View CLO IX Ltd., Octagon Investment Partners 18-R Ltd. (f/k/a Octagon Investment Partners XVIII, Ltd.), Symphony CLO XIV Ltd., Voya IM CLO 2014-1 Ltd., Voya CLO 2016-3, Ltd., Voya CLO 2017-3, Ltd. and Romark WM-R Ltd. (f/k/a Washington Mill CLO Ltd); however HarbourView CLO VII, Ltd. and Octagon Investment Partners 18-R Ltd. (f/k/a Octagon Investment Partners XVIII, Ltd.) are not considered co-investments pursuant to the Order as they were purchased on the secondary market.
As of March 31, 2018, we had a co-investment with Pathway Capital Opportunity Fund, Inc. in Carlyle Global Market Strategies CLO 2014-4, Ltd.; however, this investment is not considered a co-investment pursuant to the Order as it was purchased on the secondary market.
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the three months ended March 31, 2018 and March 31, 2017, we recognized expenses that were reimbursed for valuation services of $54 and $25, respectively. During the nine months ended March 31, 2018 and March 31, 2017, we recognized expenses that were reimbursed for valuation services of $156 and $77, respectively. Conversely, Priority Income Fund, Inc. and Pathway Capital Opportunity Fund, Inc. (f/k/a Pathway Energy Infrastructure Fund, Inc.) reimburse us for software fees, expenses which were initially incurred by Prospect. As of March 31, 2018 and June 30, 2017 we accrued a receivable from Priority Income Fund, Inc. and Pathway Capital Opportunity Fund, Inc. for software fees of $88 and $14, respectively, which will be reimbursed to us.

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

June 30, 2017	$150
March 31, 2018	225
The following amounts were due from Arctic Energy to Prospect for reimbursement of expenses paid by Prospect on behalf of Arctic Energy and were included by Prospect within other receivables:

June 30, 2017	$—
March 31, 2018	7

CCPI Inc.
Prospect owns 100% of the equity of CCPI Holdings Inc. (“CCPI Holdings”), a Consolidated Holding Company. CCPI Holdings owns 94.59% of the equity of CCPI Inc. (“CCPI”), with CCPI management owning the remaining 5.41% of the equity. CCPI owns 100% of each of CCPI Europe Ltd. and MEFEC B.V., and 45% of Gulf Temperature Sensors W.L.L.
During the three months ended June 30, 2017, Prospect recognized $153 in other income related to amendment fee income.

On August 1, 2017, we entered into a participation agreement with CCPI management, and sold $144 of Prospect's investment in the Term Loan B debt.

The following amounts were paid from CCPI to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2017	$113
Three Months Ended March 31, 2018	112
Nine Months Ended March 31, 2017	337
Nine Months Ended March 31, 2018	337
During the nine months ended March 31, 2017, Prospect reclassified $123 of return of capital received from CCPI in prior periods as dividend income.

The following interest payments were accrued and paid from CCPI to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2017	$745
Three Months Ended March 31, 2018	913
Nine Months Ended March 31, 2017	2,243
Nine Months Ended March 31, 2018	2,776
The following managerial assistance payments were paid from CCPI to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2017	$60
Three Months Ended March 31, 2018	60
Nine Months Ended March 31, 2017	180
Nine Months Ended March 31, 2018	180
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$60
March 31, 2018	60
The following payments were paid from CCPI to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to CCPI (no direct income was recognized by Prospect, but Prospect was able to recognize these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2017	$—
Three Months Ended March 31, 2018	—
Nine Months Ended March 31, 2017	—
Nine Months Ended March 31, 2018	45
The following amounts were due from CCPI to Prospect for reimbursement of expenses paid by Prospect on behalf of CCPI and were included by Prospect within other receivables:

June 30, 2017	$1
March 31, 2018	2

CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings of Delaware LLC (“CP Holdings”), a Consolidated Holding Company. CP Holdings owns 94.2% of the equity of CP Energy Services Inc. (“CP Energy”), and the remaining 5.8% of the equity is owned by CP Energy management. As of June 30, 2014, CP Energy owned directly or indirectly 100% of each of CP Well Testing Services, LLC (f/k/a CP Well Testing Holding Company LLC) (“CP Well Testing”); CP Well Testing, LLC (“CP Well”); Fluid Management Services, Inc. (f/k/a Fluid Management Holdings, Inc.) (“Fluid Management”); Fluid Management Services LLC (f/k/a Fluid Management Holdings LLC); Wright Transport, Inc. (f/k/a Wright Holdings, Inc.); Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; Artexoma Logistics, LLC; and Wright Trucking, Inc. Effective December 31, 2014, CP Energy underwent a corporate reorganization in order to consolidate certain of its wholly-owned subsidiaries. As of June 30, 2015, CP Energy owned directly or indirectly 100% of each of CP Well; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries.
On October 1, 2017 we restructured our investment in CP Energy. Concurrent with the restructuring, we exchanged $35,048 of Series B Convertible Preferred Stock for $35,048 of senior secured debt. We received $228 of an advisory fee related to the above transaction, which we recognized as other income.

On January 18, 2018, CP Energy redeemed common shares belonging to senior management, which increased our ownership percentage from 82.3% to 94.2% as of March 31, 2018.

The following interest payments were accrued and paid from CP Energy to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2017	$—
Three Months Ended March 31, 2018	1,112
Nine Months Ended March 31, 2017	—
Nine Months Ended March 31, 2018	2,217
The following interest income recognized had not yet been paid by CP Energy to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$—
March 31, 2018	—

The following managerial assistance payments were paid from CP Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2017	$75
Three Months Ended March 31, 2018	—
Nine Months Ended March 31, 2017	225
Nine Months Ended March 31, 2018	175

The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$75
March 31, 2018	—

The following managerial assistance recognized had not yet been paid by CP Energy to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2017	$—
March 31, 2018	100

The following payments were paid from CP Energy to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to CP Energy (no direct income was recognized by Prospect, but Prospect was able to recognize these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2017	$15
Three Months Ended March 31, 2018	—
Nine Months Ended March 31, 2017	15
Nine Months Ended March 31, 2018	—
Credit Central Loan Company, LLC
Prospect owns 100% of the equity of Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a Consolidated Holding Company. Credit Central Delaware owns 98.26% of the equity of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC) (“Credit Central”), with entities owned by Credit Central management owning the remaining 1.74% of the equity. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC. Credit Central is a branch-based provider of installment loans.
On September 28, 2016, Prospect performed a buyout of Credit Central management’s ownership stake, purchasing additional subordinated debt of $12,523 at a discount of $7,521. Prospect also purchased $2,098 of additional shares, increasing its ownership to 98.26%.
During the nine months ended March 31, 2018 and March 31, 2017, the following amounts of the aforementioned original issue discount of $7,521 accreted during the respective period, and included in interest income.

Three Months Ended March 31, 2017	$300
Three Months Ended March 31, 2018	592
Nine Months Ended March 31, 2017	564
Nine Months Ended March 31, 2018	1,532
The following amounts were paid from Central Credit to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2017	$403
Three Months Ended March 31, 2018	—
Nine Months Ended March 31, 2017	403
Nine Months Ended March 31, 2018	—
The following interest payments were accrued and paid from Credit Central to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2017	$2,605
Three Months Ended March 31, 2018	3,184
Nine Months Ended March 31, 2017	7,329
Nine Months Ended March 31, 2018	9,425
Included above, the following payment-in-kind interest from Credit Central was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2017	$888
Three Months Ended March 31, 2018	—
Nine Months Ended March 31, 2017	2,803
Nine Months Ended March 31, 2018	—

The following interest income recognized had not yet been paid by Credit Central to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$29
March 31, 2018	—
The following net revenue interest payments were paid from Credit Central to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2017	$—
Three Months Ended March 31, 2018	586
Nine Months Ended March 31, 2017	—
Nine Months Ended March 31, 2018	903
The following managerial assistance payments were paid from Credit Central to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2017	$175
Three Months Ended March 31, 2018	175
Nine Months Ended March 31, 2017	525
Nine Months Ended March 31, 2018	525
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$175
March 31, 2018	175
The following payments were paid from Credit Central to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Credit Central (no direct income was recognized by Prospect, but Prospect was able to recognize these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2017	$—
Three Months Ended March 31, 2018	148
Nine Months Ended March 31, 2017	—
Nine Months Ended March 31, 2018	148

Echelon Transportation LLC (f/k/a Echelon Aviation LLC)
Prospect owns 100% of the membership interests of Echelon Transportation LLC (“Echelon”). Echelon owns 60.7% of the equity of AerLift Leasing Limited (“AerLift”).
On September 28, 2016, Echelon made an optional partial prepayment of $6,800 of the Senior Secured Revolving Credit Facility outstanding.
During the three months ended September 30, 2016, Echelon issued 36,275 Class B shares to the company’s President, decreasing Prospect’s ownership to 98.56%.
On December 9, 2016, Prospect made a follow-on $16,044 first lien senior secured debt and $2,830 equity investment in Echelon to support an asset acquisition, increasing Prospect’s ownership to 98.71%. Prospect recognized $1,121 in structuring fee income as a result of the transaction.

The following dividends were declared and paid from Echelon to Prospect and recognized as dividend income by Prospect:

Three Months Ended March 31, 2017	$—
Three Months Ended March 31, 2018	—
Nine Months Ended March 31, 2017	200
Nine Months Ended March 31, 2018	—
All dividends were paid from earnings and profits of Echelon.
The following interest payments were accrued and paid from Echelon to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2017	$1,568
Three Months Ended March 31, 2018	1,568
Nine Months Ended March 31, 2017	4,149
Nine Months Ended March 31, 2018	4,774
The following interest income recognized had not yet been paid by Echelon to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$2,631
March 31, 2018	1,045
The following managerial assistance payments were paid from Echelon to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2017	$63
Three Months Ended March 31, 2018	63
Nine Months Ended March 31, 2017	188
Nine Months Ended March 31, 2018	188
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$63
March 31, 2018	63
The following payments were paid from Echelon to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Echelon (no direct income was recognized by Prospect, but Prospect was able to recognize these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2017	$—
Three Months Ended March 31, 2018	—
Nine Months Ended March 31, 2017	120
Nine Months Ended March 31, 2018	—
The following amounts were due from Echelon to Prospect for reimbursement of expenses paid by Prospect on behalf of Echelon and were included by Prospect within other receivables:

June 30, 2017	$—
March 31, 2018	2

Edmentum Ultimate Holdings, LLC
As of June 30, 2017, Prospect held a 37.1% membership interest in Edmentum Ultimate Holdings, LLC ("Edmentum Holdings"), which owns 100% of the equity of Edmentum, Inc. On February 23, 2018, certain participating members of Edmentum Holdings increased their revolving credit commitment and extended additional credit to Edmentum, Inc. in exchange for additional common units of Edmentum Holdings. As a result, Prospect's equity ownership was diluted to 11.5% and the investment was transferred from a controlled to an affiliate investment classification as of March 31, 2018. Edmentum is the largest all subscription based, software as a service provider of online curriculum and assessments to the U.S. education market. Edmentum provides high-value, comprehensive online solutions that support educators to successfully transition learners from one stage to the next.
During the year ended June 30, 2017, Prospect funded an additional $7,835 in the second lien revolving credit facility.
During the nine months ended March 31, 2018, Prospect funded an additional $7,834 in the second lien revolving credit facility.
The following amounts were paid from Edmentum to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2017	$—
Three Months Ended March 31, 2018	—
Nine Months Ended March 31, 2017	6,424
Nine Months Ended March 31, 2018	7,834
The following interest payments were accrued and paid from Edmentum to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2017	$(342)
Three Months Ended March 31, 2018	271
Nine Months Ended March 31, 2017	1,487
Nine Months Ended March 31, 2018	686
Included above, the following payment-in-kind interest from Edmentum was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2017	$144
Three Months Ended March 31, 2018	157
Nine Months Ended March 31, 2017	1,916
Nine Months Ended March 31, 2018	459
The following interest income recognized had not yet been paid by Edmentum to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$167
March 31, 2018	195
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
During the three months ended March 31, 2018, we made a follow-on $16,921 subordinated debt investment in First Tower, and a $2,664 equity investment in First Tower Finance, to support an acquisition. In connection with this transaction, we received a $2,664 advisory fee from First Tower, which was recognized as other income.
The following amounts were paid from First Tower to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2017	$952
Three Months Ended March 31, 2018	3,524
Nine Months Ended March 31, 2017	1,889
Nine Months Ended March 31, 2018	6,735
The following interest payments were accrued and paid from First Tower to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2017	$11,036
Three Months Ended March 31, 2018	11,134
Nine Months Ended March 31, 2017	39,936
Nine Months Ended March 31, 2018	33,737
Included above, the following payment-in-kind interest from First Tower was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2017	$1,612
Three Months Ended March 31, 2018	—
Nine Months Ended March 31, 2017	4,996
Nine Months Ended March 31, 2018	870
The following interest income recognized had not yet been paid by First Tower to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$123
March 31, 2018	4,113

The following managerial assistance payments were paid from First Tower to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2017	$600
Three Months Ended March 31, 2018	—
Nine Months Ended March 31, 2017	1,800
Nine Months Ended March 31, 2018	1,200
The following managerial assistance payments received by Prospect have not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$600
March 31, 2018	—

The following managerial assistance recognized had not yet been paid by First Tower to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2017	$—
March 31, 2018	600
The following amounts were due from First Tower to Prospect for reimbursement of expenses paid by Prospect on behalf of First Tower and were included by Prospect within other receivables:

June 30, 2017	$1
March 31, 2018	16
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
During the nine months ended March 31, 2018, Prospect purchased an additional $682 in membership interests in Freedom Marine to support its ongoing operations and liquidity needs.

The following managerial assistance recognized had not yet been paid by Freedom Marine to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2017	$525
March 31, 2018	750
MITY, Inc.
Prospect owns 100% of the equity of MITY Holdings of Delaware Inc. (“MITY Delaware”), a Consolidated Holding Company. MITY Delaware holds 95.48% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”), with management of MITY owning the remaining 4.52% of the equity of MITY. MITY owns 100% of each of MITY-Lite, Inc. (“MITY-Lite”); Broda USA, Inc. (f/k/a Broda Enterprises USA, Inc.) (“Broda USA”); and Broda Enterprises ULC (“Broda Canada”). MITY is a designer, manufacturer and seller of multipurpose room furniture and specialty healthcare seating products.
During the three months ended December 31, 2016, Prospect formed a separate legal entity, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 96.88% of the equity, and MITY-Lite management owns the remaining portion.  MITY FSC does not have material operations.  This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholders based on pro-rata ownership.  During the nine months ended March 31, 2018 and March 31, 2017, we received $1,093 and $886, respectively, of such commission, which we recognized as other income.
On January 17, 2017, Prospect invested an additional $8,000 of Senior Secured Note A and $8,000 of Senior Secured Term Loan B debt investments in MITY to fund an acquisition. Prospect recognized structuring fee income of $480 from this additional investment.
The following dividends were declared and paid from MITY to Prospect and recognized by Prospect as dividend income:

Three Months Ended March 31, 2017	$—
Three Months Ended March 31, 2018	—
Nine Months Ended March 31, 2017	468
Nine Months Ended March 31, 2018	—
All dividends were paid from earnings and profits of MITY.

The following interest payments were accrued and paid from MITY to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2017	$1,772
Three Months Ended March 31, 2018	1,871
Nine Months Ended March 31, 2017	4,385
Nine Months Ended March 31, 2018	5,711
The following interest income recognized had not yet been paid by MITY to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$21
March 31, 2018	—
The following interest payments were accrued and paid from Broda Canada to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2017	$139
Three Months Ended March 31, 2018	146
Nine Months Ended March 31, 2017	425
Nine Months Ended March 31, 2018	445
The following interest income recognized had not yet been paid by Broda Canada to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$46
March 31, 2018	—
During the nine months ended March 31, 2017, there was a favorable fluctuation in the foreign currency exchange rate and Prospect recognized $12 of realized gain related to its investment in Broda Canada. During the nine months ended March 31, 2018, there was a favorable fluctuation in the foreign currency exchange rate and Prospect recognized $13 of realized gain related to its investment in Broda Canada.

The following managerial assistance payments were paid from MITY to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2017	$75
Three Months Ended March 31, 2018	75
Nine Months Ended March 31, 2017	225
Nine Months Ended March 31, 2018	225
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$75
March 31, 2018	75
The following payments were paid from MITY to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to MITY (no direct income was recognized by Prospect, but Prospect was able to recognize these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2017	$62
Three Months Ended March 31, 2018	—
Nine Months Ended March 31, 2017	62
Nine Months Ended March 31, 2018	—

The following amounts were due from MITY to Prospect for reimbursement of expenses paid by Prospect on behalf of MITY and included by Prospect within other receivables:

June 30, 2017	$—
March 31, 2018	1
National Property REIT Corp.
Prospect owns 100% of the equity of NPH, a Consolidated Holding Company. NPH owns 100% of the common equity of NPRC. Effective May 23, 2016, in connection with the merger of APRC and UPRC with and into NPRC, APH and UPH merged with and into NPH, and were dissolved.
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
On December 29, 2017, Prospect purchased additional common equity of NPRC through NPH for $10,000. NPRC utilized $200 of proceeds provided to pay a structuring fee to Prospect (which was recognized by Prospect as structuring fee income). On January 10, 2018, NPRC utilized $9,790 of proceeds provided by Prospect on December 29, 2017 to purchase a 92.5% interest in Steeplechase Holdings LLC. The remaining $10 was retained as working capital by NPRC. The minority interest holder purchased ownership interest in the JV for $794. The JV utilized the total proceeds, which included debt financing of $36,668, to acquire $44,500 of multi-family real estate assets. The remaining proceeds were used by the JV to pay $196 of structuring fees to NPRC, $986 of third party expenses, $370 of pre-funded capital expenditures, $911 of prepaid assets, and $289 was retained by the JV as working capital.
On January 26, 2018, Prospect purchased additional common equity of NPRC through NPH for $1,586. NPRC utilized the proceeds to purchase additional ownership interest in a JV that owns eight student housing properties for $1,585 and to pay $1 for legal services provided by attorneys at Prospect Administration. The proceeds were utilized by the JV entity to fund $1,585 of capital expenditures.
On March 1, 2018 Prospect exchanged $47,000 of ACLL Senior Secured Term Loan C for $47,000 of NPRC Senior Secured Term Loan E.

On March 19, 2018 Prospect exchanged $50,000 of ACLL Senior Secured Term Loan C for $50,000 of NPRC Senior Secured Term Loan E.
On March 29, 2018, Prospect purchased additional common equity of NPRC through NPH for $3,134. NPRC utilized $3,131 of the proceeds as a capital contribution in multiple JV entities that own nine multi-family properties and to pay $3 for legal services provided by attorneys at Prospect Administration. The minority interest holder also contributed $71 of additional capital in the JV entities. The proceeds were utilized by the JV entities to fund $3,202 of capital expenditures.
On March 29, 2018 Prospect exchanged $578 of ACLL Senior Secured Term Loan C and $14,274 of ACLLH Senior Secured Term Loan C for $14,852 of NPRC Senior Secured Term Loan E.

On March 30, 2018, Prospect purchased additional common equity of NPRC through NPH for $7,997. NPRC utilized $797 of the proceeds to fund the lender rate-lock deposit and initial deposits required under the purchase and sale agreement of a JV real estate transaction. NPRC utilized $200 of proceeds provided to pay a structuring fee to Prospect (which was recognized by Prospect as structuring fee income). The remaining $7,000 of proceeds were retained by NPRC to acquire a controlling interest in the JV real estate transaction.
On March 30, 2018 Prospect contributed $48,832 to NPRC as an increase to the NPRC Senior Secured Term Loan E. On the same day, NPRC distributed $48,832 as a return of capital to Prospect.
During the nine months ended March 31, 2018, we provided $21,858 and $13,433 of debt and equity financing, respectively, to NPRC and its wholly-owned subsidiaries to support the online consumer loans and online consumer loan backed products. In addition, during the nine months ended March 31, 2018, we received partial repayments of $63,307 of our loans previously outstanding with NPRC and its wholly-owned subsidiaries and $10,403 as a return of capital on our equity investment in NPRC.

The following dividends were declared and paid from NPRC to Prospect and recognized as dividend income by Prospect:

Three Months Ended March 31, 2017	$—
Three Months Ended March 31, 2018	5,639
Nine Months Ended March 31, 2017	—
Nine Months Ended March 31, 2018	5,639
All dividends were paid from earnings and profits of NPRC.

The following interest payments were accrued and paid by NPRC to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2017	$14,188
Three Months Ended March 31, 2018	17,703
Nine Months Ended March 31, 2017	46,971
Nine Months Ended March 31, 2018	52,639
Included above, the following payment-in-kind interest from NPRC was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2017	$—
Three Months Ended March 31, 2018	—
Nine Months Ended March 31, 2017	—
Nine Months Ended March 31, 2018	776
The following interest income recognized had not yet been paid by NPRC to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$147
March 31, 2018	6,028
The following interest payments were accrued and paid by ACLLH to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2017	$3,941
Three Months Ended March 31, 2018	552
Nine Months Ended March 31, 2017	12,363
Nine Months Ended March 31, 2018	3,170
The following interest income recognized had not yet been paid by ACLLH to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$27
March 31, 2018	—
The following interest payments were accrued and paid by ACLL to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2017	$1,877
Three Months Ended March 31, 2018	4,236
Nine Months Ended March 31, 2017	3,477
Nine Months Ended March 31, 2018	13,627
The following interest income recognized had not yet been paid by ACLL to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$39
March 31, 2018	4,413

The following prepayment penalty fees were paid from NPRC to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2017	$180
Three Months Ended March 31, 2018	—
Nine Months Ended March 31, 2017	2,177
Nine Months Ended March 31, 2018	—
The following net operating income interest payments were paid from NPRC to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2017	$1,476
Three Months Ended March 31, 2018	1,678
Nine Months Ended March 31, 2017	3,965
Nine Months Ended March 31, 2018	4,810
The following structuring fees were paid from NPRC to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2017	$827
Three Months Ended March 31, 2018	39
Nine Months Ended March 31, 2017	2,147
Nine Months Ended March 31, 2018	1,397
The following structuring fees were paid from ACLLH to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2017	$171
Three Months Ended March 31, 2018	—
Nine Months Ended March 31, 2017	1,506
Nine Months Ended March 31, 2018	—
The following managerial assistance payments were paid from NPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2017	$325
Three Months Ended March 31, 2018	525
Nine Months Ended March 31, 2017	975
Nine Months Ended March 31, 2018	1,175
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$325
March 31, 2018	525
The following payments were paid from NPRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to NPRC (no direct income was recognized by Prospect, but Prospect was able to recognize these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2017	$3,620
Three Months Ended March 31, 2018	396
Nine Months Ended March 31, 2017	5,056
Nine Months Ended March 31, 2018	1,547

The following amounts were due from NPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of NPRC and included by Prospect within other receivables:

June 30, 2017	$6
March 31, 2018	6
The following amounts were due from ACLLH to Prospect for reimbursement of expenses paid by Prospect on behalf of ACLLH and included by Prospect within other receivables:

June 30, 2017	$1
March 31, 2018	6
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
On May 31, 2017, Prospect made an additional equity investment totaling $1,889, and Prospect’s ownership in Nationwide did not change.
On October 31, 2017, Prospect made an additional equity investment totaling $3,779, and Prospect’s ownership in Nationwide did not change.
The following dividends were declared and paid from Nationwide to Prospect and recognized as dividend income by Prospect:

Three Months Ended March 31, 2017	$730
Three Months Ended March 31, 2018	—
Nine Months Ended March 31, 2017	3,310
Nine Months Ended March 31, 2018	—
All dividends were paid from earnings and profits of Nationwide.
The following interest payments were accrued and paid from Nationwide to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2017	$841
Three Months Ended March 31, 2018	868
Nine Months Ended March 31, 2017	2,556
Nine Months Ended March 31, 2018	2,605
Included above, the following payment-in-kind interest from Nationwide was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2017	$—
Three Months Ended March 31, 2018	296
Nine Months Ended March 31, 2017	—
Nine Months Ended March 31, 2018	591

The following interest income recognized had not yet been paid by Nationwide to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$9
March 31, 2018	—
The following managerial assistance payments were paid from Nationwide to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2017	$100
Three Months Ended March 31, 2018	100
Nine Months Ended March 31, 2017	300
Nine Months Ended March 31, 2018	300
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$100
March 31, 2018	100
The following payments were paid from Nationwide to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Nationwide (no direct income was recognized by Prospect, but Prospect was able to recognize these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2017	$—
Three Months Ended March 31, 2018	—
Nine Months Ended March 31, 2017	—
Nine Months Ended March 31, 2018	46
The following amounts were due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide and included by Prospect within other receivables:

June 30, 2017	$—
March 31, 2018	7
NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 91.52% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”), with NMMB management owning the remaining 8.67% of the equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.
The following interest payments were accrued and paid from NMMB to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2017	$130
Three Months Ended March 31, 2018	130
Nine Months Ended March 31, 2017	396
Nine Months Ended March 31, 2018	396
The following interest income recognized had not yet been paid by NMMB to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$1
March 31, 2018	3

The following interest payments were accrued and paid from Armed Forces to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2017	$245
Three Months Ended March 31, 2018	241
Nine Months Ended March 31, 2017	746
Nine Months Ended March 31, 2018	735
The following interest income recognized had not yet been paid by Armed Forces to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$3
March 31, 2018	5
The following managerial assistance payments were paid from NMMB to Prospect and subsequently remitted to Prospect
Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2017	$38
Three Months Ended March 31, 2018	100
Nine Months Ended March 31, 2017	113
Nine Months Ended March 31, 2018	300
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$100
March 31, 2018	100
The following managerial assistance recognized had not yet been paid by NMMB to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2017	$1,288
March 31, 2018	1,288
The following amounts were due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB and were included by Prospect within other receivables:

June 30, 2017	$—
March 31, 2018	3
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

The following dividends were declared and paid from R-V to Prospect and recognized as dividend income by Prospect:

Three Months Ended March 31, 2017	$—
Three Months Ended March 31, 2018	—
Nine Months Ended March 31, 2017	150
Nine Months Ended March 31, 2018	—
All dividends were paid from earnings and profits of R-V.
During the year ended June 30, 2017, cash distributions of $76 that were declared and paid from R-V to Prospect were recognized as a return of capital by Prospect.
The following interest payments were accrued and paid from R-V to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2017	$718
Three Months Ended March 31, 2018	775
Nine Months Ended March 31, 2017	2,149
Nine Months Ended March 31, 2018	2,254
The following managerial assistance payments were paid from R-V to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2017	$45
Three Months Ended March 31, 2018	45
Nine Months Ended March 31, 2017	120
Nine Months Ended March 31, 2018	135
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$45
March 31, 2018	45
The following payments were paid from R-V to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to R-V (no direct income was recognized by Prospect, but Prospect was able to recognize these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2017	$17
Three Months Ended March 31, 2018	—
Nine Months Ended March 31, 2017	17
Nine Months Ended March 31, 2018	2
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

The following payments were paid from SB Forging to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to SB Forging (no direct income was recognized by Prospect, but Prospect was able to recognize these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2017	$53
Three Months Ended March 31, 2018	—
Nine Months Ended March 31, 2017	598
Nine Months Ended March 31, 2018	—
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
The following amounts were paid from Gulf Coast to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2017	$—
Three Months Ended March 31, 2018	—
Nine Months Ended March 31, 2017	3,022
Nine Months Ended March 31, 2018	—
The following payments were paid from Gulf Coast to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Gulf Coast (no direct income was recognized by Prospect, but Prospect was able to recognize these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2017	$—
Three Months Ended March 31, 2018	—
Nine Months Ended March 31, 2017	503
Nine Months Ended March 31, 2018	1,202
On November 14, 2017, we received proceeds of $1,363 from our insurance carrier related to our investment in Gulfco. The $1,363 reimbursed us for covered third-party legal expenses incurred and expensed in prior periods, for which we recorded the amount received as a reduction to our legal fees for the current period. Prospect Administration also received $1,430 from the insurance carrier related to covered legal services provided by Prospect Administration which was recorded as a reduction of allocation of overhead from Prospect Administration.

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

During the nine months ended March 31, 2018, Prospect provided additional $2,999 debt financing to USES and its subsidiaries in the form of additional Term Loan A debt.

During the nine months ended March 31, 2018, we entered into a participation agreement with USES management, and sold $3 of Prospect's investment in the Term Loan A debt.

The following managerial assistance recognized had not yet been paid by USES to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2017	$325
March 31, 2018	550
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
The following interest payments were accrued and paid from Valley Electric to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2017	$1,137
Three Months Ended March 31, 2018	1,236
Nine Months Ended March 31, 2017	3,356
Nine Months Ended March 31, 2018	3,632
Included above, the following payment-in-kind interest from Valley Electric was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2017	$522
Three Months Ended March 31, 2018	567
Nine Months Ended March 31, 2017	1,288
Nine Months Ended March 31, 2018	1,670
The following interest income recognized had not yet been paid by Valley Electric to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$13
March 31, 2018	14
The following interest payments were accrued and paid from Valley to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2017	$274
Three Months Ended March 31, 2018	274
Nine Months Ended March 31, 2017	834
Nine Months Ended March 31, 2018	834
The following interest income recognized had not yet been paid by Valley to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$3
March 31, 2018	3

The following managerial assistance payments were paid from Valley to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2017	$75
Three Months Ended March 31, 2018	75
Nine Months Ended March 31, 2017	225
Nine Months Ended March 31, 2018	300
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$75
March 31, 2018	75
The following amounts were due from Valley to Prospect for reimbursement of expenses paid by Prospect on behalf of Valley and were included by Prospect within other receivables:

June 30, 2017	$3
March 31, 2018	3
The following payments were paid from Valley Electric to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Valley Electric (no direct income was recognized by Prospect, but Prospect was able to recognize these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2017	$—
Three Months Ended March 31, 2018	4
Nine Months Ended March 31, 2017	—
Nine Months Ended March 31, 2018	4

Wolf Energy, LLC
Prospect owns 100% of the equity of Wolf Energy Holdings Inc. (“Wolf Energy Holdings”), a Consolidated Holding Company. Wolf Energy Holdings owns 100% of each of Appalachian Energy LLC (f/k/a Appalachian Energy Holdings, LLC) (“AEH”); Coalbed, LLC (“Coalbed”); and Wolf Energy, LLC (“Wolf Energy”). AEH owns 100% of C&S Operating, LLC.
Wolf Energy Holdings is a holding company formed to hold 100% of the outstanding membership interests of each of AEH and Coalbed. The membership interests and associated operating company debt of AEH and Coalbed, which were previously owned by Manx Energy, Inc. (“Manx”), were assigned to Wolf Energy Holdings effective June 30, 2012. The purpose of assignment was to remove those activities from Manx deemed non-core by the Manx convertible debt investors who were not interested in funding those operations. On June 30, 2012, AEH and Coalbed loans, with a cost basis of $7,991, were assigned by Prospect to Wolf Energy Holdings from Manx.
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
During the nine months ended March 31, 2018 Wolf Energy Services received $2,930 from the sale of assets.
On December 29, 2017, we entered into a fee agreement with Wolf Energy Services Company, LLC (“Wolf”), for services required to locate, inventory, foreclose, and liquidate assets that were transferred from Ark-La-Tex to Wolf. Per the agreement, we will receive a fee equal to 8.0% of gross liquidation proceeds in the event aggregate liquidation gross proceeds exceed $19,000 (currently $18,500). During the three months ended March, 31, 2018, we received $1,222 in liquidation fees, net of third-party transaction costs, which is reflected as other income on our accompanying Consolidated Statement of Operations.

The following managerial assistance payments were paid from Wolf Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2017	$—
Three Months Ended March 31, 2018	—
Nine Months Ended March 31, 2017	28
Nine Months Ended March 31, 2018	28
The following managerial assistance recognized had not yet been paid by Wolf Energy to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2017	$14
March 31, 2018	28

The following amounts were due from Wolf Energy to Prospect for reimbursement of expenses paid by Prospect on behalf of Wolf Energy and were included by Prospect within other receivables:

June 30, 2017	$—
March 31, 2018	2

Note 15. Litigation
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of March 31, 2018.
Note 16. Financial Highlights
The following is a schedule of financial highlights for the three and nine months ended March 31, 2018 and March 31, 2017:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Per Share Data
Net asset value at beginning of period	$9.28	$9.62	$9.32	$9.62
Net investment income(1)	0.19	0.20	0.57	0.66
Net realized and change in unrealized gains (losses)(1)	(0.05)	(0.15)	(0.06)	(0.10)
Net increase from operations	0.14	0.05	0.51	0.56
Distributions of net investment income	(0.18)	(0.25)	(0.59)	(0.75)
Common stock transactions(2)	(0.01)	0.01	(0.01)	—
Net asset value at end of period	$9.23	$9.43	$9.23	$9.43

Per share market value at end of period	$6.55	$9.04	$6.55	$9.04
Total return based on market value(3)	(0.20%)	11.30%	(12.00%)	26.27%
Total return based on net asset value(3)	2.14%	0.77%	8.04%	7.07%
Shares of common stock outstanding at end of period	362,657,362	359,885,703	362,657,362	359,885,703
Weighted average shares of common stock outstanding	361,759,954	359,402,527	360,794,837	358,468,092

Ratios/Supplemental Data
Net assets at end of period	$3,346,396	$3,392,168	$3,346,396	$3,392,168
Portfolio turnover rate	2.12%	5.06%	24.55%	17.72%
Annualized ratio of operating expenses to average net assets	11.05%	11.45%	11.08%	11.58%
Annualized ratio of net investment income to average net assets	8.42%	8.54%	8.31%	9.19%

The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2017:

	Year Ended June 30,
	2017		2016	2015	2014	2013
Per Share Data
Net asset value at beginning of year	$9.62		$10.31	$10.56	$10.72	$10.83
Net investment income(1)	0.85		1.04	1.03	1.19	1.57
Net realized and change in unrealized (losses) gains(1)	(0.15)		(0.75)	(0.05)	(0.13)	(0.50)
Net increase from operations	0.70		0.29	0.98	1.06	1.07
Distributions of net investment income	(1.00)		(1.00)	(1.19)	(1.32)	(1.28)
Common stock transactions(2)	—	(4)	0.02	(0.04)	0.10	0.10
Net asset value at end of year	$9.32		$9.62	$10.31	$10.56	$10.72

Per share market value at end of year	$8.12		$7.82	$7.37	$10.63	$10.80
Total return based on market value(3)	16.80%		21.84%	(20.84%)	10.88%	6.24%
Total return based on net asset value(3)	8.98%		7.15%	11.47%	10.97%	10.91%
Shares of common stock outstanding at end of year	360,076,933		357,107,231	359,090,759	342,626,637	247,836,965
Weighted average shares of common stock outstanding	358,841,714		356,134,297	353,648,522	300,283,941	207,069,971

Ratios/Supplemental Data
Net assets at end of year	$3,354,952		$3,435,917	$3,703,049	$3,618,182	$2,656,494
Portfolio turnover rate	23.65%		15.98%	21.89%	15.21%	29.24%
Ratio of operating expenses to average net assets	11.57%		11.95%	11.66%	11.11%	11.50%
Ratio of net investment income to average net assets	8.96%		10.54%	9.87%	11.18%	14.86%

(1)	Per share data amount is based on the weighted average number of common shares outstanding for the year/period presented (except for dividends to shareholders which is based on actual rate per share).

(2)
Common stock transactions include the effect of our issuance of common stock in public offerings (net of underwriting and offering costs), shares issued in connection with our dividend reinvestment plan, shares issued to acquire investments and shares repurchased below net asset value pursuant to our Repurchase Program.

(3)
Total return based on market value is based on the change in market price per share between the opening and ending market prices per share in each period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. For periods less than a year, total return is not annualized.

(4)	Amount is less than $0.01.

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ending June 30, 2018.

	Investment Income		Net Investment Income		Net Realized and Unrealized (Losses) Gains		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2015	$200,251	$0.56	$91,242	$0.26	$(63,425)	$(0.18)	$27,817	$0.08
December 31, 2015	209,191	0.59	100,893	0.28	(196,013)	(0.55)	(95,120)	(0.27)
March 31, 2016	189,493	0.53	87,626	0.25	(12,118)	(0.03)	75,508	0.21
June 30, 2016	193,038	0.54	91,367	0.26	3,790	0.01	95,157	0.27

September 30, 2016	$179,832	$0.50	$78,919	$0.22	$2,447	$0.01	$81,366	$0.23
December 31, 2016	183,480	0.51	84,405	0.24	16,475	0.04	100,880	0.28
March 31, 2017	171,032	0.48	73,080	0.20	(53,588)	(0.15)	19,492	0.05
June 30, 2017	166,702	0.46	69,678	0.19	(18,510)	(0.05)	51,168	0.14

September 30, 2017	$158,579	$0.44	$63,732	$0.18	$(51,759)	$(0.15)	$11,973	$0.03
December 31, 2017	162,400	0.45	73,192	0.20	48,535	0.14	121,727	0.34
March 31, 2018	162,835	0.45	70,446	0.19	(18,587)	(0.04)	51,859	0.14

(1)
Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

Note 18. Subsequent Events
On April 2, 2018, Ability Network Inc. repaid the $15,000 second lien term loan receivable to us.

On April 3, 2018, we made a $28,000 first lien senior secured investment in Mobile Posse Inc., which offers home screen content and messaging services to mobile phone carriers.

On April 4, 2018, Wheel Pros, LLC repaid the $20,760 senior secured subordinated notes receivable to us.

On April 4, 2018, we filed an 8-K announcing that our Board of Directors appointed Kristin Van Dask as our Chief Financial Officer, Treasurer, Secretary, and Chief Compliance Officer, effective immediately, in place of Brian H. Oswald who previously served in such positions.

On April 6, 2018, Arctic Oilfield merged with and into CP Energy, with CP Energy as the surviving entity.

On April 10, 2018, we made a $25,500 Senior Secured Term Loan A and $17,000 Senior Secured Term Loan B investment in SEOTownCenter, Inc., a provider of search engine optimization services.

On April 16, 2018, we sold 8.78% of the outstanding principal balance of the senior secured note investment in Broder Bros., Co. for a total of $40,000 at 100% of par. There was no gain or loss realized on the sale.

On April 17, 2018, we made a $43,000 Senior Secured Term Loan A and $43,000 Senior Secured Term Loan B investment in Motion Recruitment Partners LLC, a provider of IT-focused contractor and permanent staffing recruitment solutions.

On April 17, 2018, we made a $10,000 Second Lien Term Loan investment in HelpSystems Holdings, a provider of software products.

On April 17 and April 18, 2018, we sold 49.71% of the outstanding principal balance of the senior secured term loan investment in RGIS Services, LLC, for a total of $15,000 at 93.5% of par. We realized a $273 loss on the sale.

On May 1, 2018, Pelican Products, Inc. repaid the $17,500 second lien term loan receivable to us.

During the period from April 1, 2018 through May 9, 2018 we issued $3,580 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $3,522.

On May 9, 2018, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.06 per share for May 2018 to holders of record on May 31, 2018 with a payment date of June 21, 2018.

•	$0.06 per share for June 2018 to holders of record on June 29, 2018 with a payment date of July 19, 2018.

•	$0.06 per share for July 2018 to holders of record on July 31, 2018 with a payment date of August 23, 2018.

•	$0.06 per share for August 2018 to holders of record on August 31, 2018 with a payment date of September 20, 2018.

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
We consolidate certain of our wholly-owned and substantially wholly-owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements: APH Property Holdings, LLC (“APH”); Arctic Oilfield Equipment USA, Inc.; CCPI Holdings Inc.; CP Holdings of Delaware LLC (“CP Holdings”); Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC (“First Tower Delaware”); Harbortouch Holdings of Delaware Inc.; MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc. (“NMMB Holdings”); NPH Property Holdings, LLC (“NPH”); STI Holding, Inc.; UPH Property Holdings, LLC (“UPH”); Valley Electric Holdings I, Inc.; Valley Electric Holdings II, Inc.; and Wolf Energy Holdings Inc. (“Wolf Energy Holdings”). On October 10, 2014, concurrent with the sale of the operating company, our ownership increased to 100% of the outstanding equity of ARRM Services, Inc., which was renamed SB Forging Company, Inc. (“SB Forging”). As such, we began consolidating SB Forging on October 11, 2014. Effective May 23, 2016, in connection with the merger of American Property REIT Corp. (“APRC”) and United Property REIT Corp. (“UPRC”) with and into National Property REIT Corp. (“NPRC”), APH and UPH merged with and into NPH, and were dissolved. We collectively refer to these entities as the “Consolidated Holding Companies.”
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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of March 31, 2018, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $1,857,698 and $1,986,984, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. We consolidate all wholly-owned and substantially wholly-owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
Third Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended March 31, 2018, we acquired $342,732 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $80,706, funded $4,342 of revolver advances, and recorded paid in kind (“PIK”) interest of $2,148, resulting in gross investment originations of $429,928. During the three months ended March 31, 2018, we received full repayments on 2 investments and received several partial prepayments and amortization payments totaling $118,083.

Debt Issuances and Redemptions
During the three months ended March 31, 2018, we redeemed $87,837 aggregate principal amount of our Prospect Capital InterNotes® at par with a weighted average interest rate of 4.97%, and repaid $1,090 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended March 31, 2018 was $513.
During the three months ended March 31, 2018 we issued $17,251 aggregate principal amount of Prospect Capital InterNotes® with a stated and weighted average interest rate of 4.29%, to extend our borrowing base. The newly issued notes mature between January 15, 2023 and March 15, 2026 and generated net proceeds of $16,999.
Equity Issuances
On January 18, 2018, February 15, 2018, and March 22, 2018, we issued 546,596, 540,758, and 589,256 shares of our common stock in connection with the dividend reinvestment plan, respectively.
Investment Holdings
As of March 31, 2018, we continue to pursue our investment strategy. At March 31, 2018, approximately $5,719,804, or 170.9%, of our net assets are invested in 134 long-term portfolio investments and CLOs.
During the nine months ended March 31, 2018, we originated $1,390,816 of new investments, primarily composed of $1,240,983 of debt and equity financing to non-controlled portfolio investments and $149,833 of debt and equity financing to controlled investments. Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans, though we also continue to close select junior debt and equity investments. Our annualized current yield was 12.9% and 12.2% as of March 31, 2018 and June 30, 2017, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 10.8% and 10.4% as of March 31, 2018 and June 30, 2017, respectively, across all investments. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
We are a non-diversified company within the meaning of the 1940 Act. As required by the 1940 Act, we classify our investments by level of control. As defined in the 1940 Act, “Control Investments” are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses or has the right to acquire within 60 days or less, a beneficial ownership of 25% or more of the voting securities of an investee company. Under the 1940 Act, “Affiliate Investments” are defined by a lesser degree of influence and are deemed to exist through the possession outright or via the right to acquire within 60 days or less, beneficial ownership of 5% or more of the outstanding voting securities of another person. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. As of March 31, 2018, we own controlling interests in the following portfolio companies: Arctic Energy Services, LLC (“Arctic Energy”); CCPI Inc. (“CCPI”); CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC) (“Nationwide”); NMMB, Inc. (“NMMB”); R-V Industries, Inc.; SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company) (“Gulfco”); USES Corp. (“USES”); Valley Electric Company, Inc. (“Valley Electric”); and Wolf Energy, LLC (“Wolf Energy”). As of March 31, 2018, we also own affiliated interests in Nixon, Inc. (“Nixon”), Targus Cayman HoldCo Limited (“Targus”) and Edmentum Ultimate Holdings, LLC (“Edmentum”).
The following shows the composition of our investment portfolio by level of control as of March 31, 2018 and June 30, 2017:

	March 31, 2018				June 30, 2017
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$1,857,698	31.7%	$1,986,984	34.7%	$1,840,731	30.8%	$1,911,775	32.7%
Affiliate Investments	55,482	0.9%	52,288	0.9%	22,957	0.4%	11,429	0.2%
Non-Control/Non-Affiliate Investments	3,951,787	67.4%	3,680,532	64.4%	4,117,868	68.8%	3,915,101	67.1%
Total Investments	$5,864,967	100.0%	$5,719,804	100.0%	$5,981,556	100.0%	$5,838,305	100.0%
The following shows the composition of our investment portfolio by type of investment as of March 31, 2018 and June 30, 2017:

	March 31, 2018				June 30, 2017
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Revolving Line of Credit	$38,659	0.7%	$38,593	0.7%	$27,409	0.5%	$27,409	0.5%
Senior Secured Debt	2,634,484	44.9%	2,537,625	44.4%	2,940,163	49.2%	2,798,796	47.9%
Subordinated Secured Debt	1,391,914	23.7%	1,317,084	23.0%	1,160,019	19.4%	1,107,040	19.0%
Subordinated Unsecured Debt	38,393	0.7%	30,809	0.5%	37,934	0.6%	44,434	0.8%
Small Business Loans	288	—%	199	—%	8,434	0.1%	7,964	0.1%
CLO Residual Interest	1,096,809	18.7%	944,815	16.5%	1,150,006	19.2%	1,079,712	18.5%
Preferred Stock	77,346	1.3%	65,477	1.1%	112,394	1.9%	83,209	1.4%
Common Stock	329,311	5.6%	417,910	7.3%	295,200	4.9%	391,374	6.7%
Membership Interest	257,763	4.4%	271,857	4.8%	249,997	4.2%	206,012	3.5%
Participating Interest(1)	—	—%	94,535	1.7%	—	—%	91,491	1.6%
Escrow Receivable	—	—%	900	—%	—	—%	864	—%
Total Investments	$5,864,967	100.0%	$5,719,804	100.0%	$5,981,556	100.0%	$5,838,305	100.0%

(1)	Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.

The following shows our investments in interest bearing securities by type of investment as of March 31, 2018 and June 30, 2017:

	March 31, 2018				June 30, 2017
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien	$2,665,309	51.3%	$2,568,384	52.8%	$2,959,738	55.6%	$2,818,371	55.6%
Second Lien	1,399,748	26.9%	1,324,918	27.2%	1,167,853	21.9%	1,114,874	22.0%
Unsecured	38,393	0.7%	30,809	0.6%	37,934	0.7%	44,434	0.9%
Small Business Loans	288	—%	199	—%	8,434	0.2%	7,964	0.2%
CLO Residual Interest	1,096,809	21.1%	944,815	19.4%	1,150,006	21.6%	1,079,712	21.3%
Total Debt Investments	$5,200,547	100.0%	$4,869,125	100.0%	$5,323,965	100.0%	$5,065,355	100.0%
The following shows the composition of our investment portfolio by geographic location as of March 31, 2018 and June 30, 2017:

	March 31, 2018				June 30, 2017
Geographic Location	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Canada	$16,804	0.3%	$16,867	0.3%	$9,831	0.2%	$10,000	0.2%
Cayman Islands	1,096,809	18.7%	944,815	16.5%	1,150,006	19.2%	1,079,712	18.5%
France	12,407	0.2%	11,518	0.2%	9,755	0.2%	8,794	0.2%
MidAtlantic US	564,872	9.6%	564,872	9.9%		—%		—%
Midwest US	399,595	6.8%	411,640	7.2%	605,417	10.1%	678,766	11.6%
Northeast US	520,161	8.9%	536,626	9.4%	786,552	13.1%	823,616	14.0%
Northwest US	177,168	3.0%	118,211	2.1%	281,336	4.7%	207,962	3.6%
Puerto Rico	85,949	1.5%	85,134	1.5%	83,410	1.4%	83,410	1.4%
Southeast US	1,234,905	21.1%	1,468,917	25.7%	1,367,606	22.9%	1,412,351	24.2%
Southwest US	642,239	11.0%	551,514	9.6%	616,008	10.3%	558,368	9.6%
Western US	1,114,058	18.9%	1,009,690	17.6%	1,071,635	17.9%	975,326	16.7%
Total Investments	$5,864,967	100.0%	$5,719,804	100.0%	$5,981,556	100.0%	$5,838,305	100.0%

The following shows the composition of our investment portfolio by industry as of March 31, 2018 and June 30, 2017:

	March 31, 2018				June 30, 2017
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$69,837	1.2%	$79,301	1.4%	$69,837	1.2%	$71,318	1.2%
Air Freight & Logistics	—	—%	—	—%	51,952	0.9%	51,952	0.9%
Auto Components	33,546	0.6%	33,708	0.6%	30,222	0.5%	30,460	0.5%
Building Products	9,902	0.2%	10,000	0.2%	—	—%	—	—%
Capital Markets	19,792	0.3%	20,000	0.3%	14,796	0.2%	15,000	0.3%
Chemicals	17,491	0.3%	17,500	0.3%	17,489	0.3%	16,699	0.3%
Commercial Services & Supplies	403,829	6.9%	341,803	6.0%	354,185	5.9%	312,634	5.3%
Communications Equipment	39,855	0.7%	40,000	0.7%	—	—%	—	—%
Construction & Engineering	63,926	1.1%	42,462	0.7%	62,258	1.0%	32,509	0.6%
Consumer Finance	483,756	8.2%	575,894	10.1%	469,869	7.9%	502,941	8.6%
Distributors	657,099	11.2%	573,180	10.0%	140,847	2.4%	83,225	1.4%
Diversified Consumer Services	173,893	3.0%	161,216	2.8%	188,912	3.2%	190,662	3.3%
Diversified Telecommunication Services	—	—%	—	—%	4,395	0.1%	4,410	0.1%
Electronic Equipment, Instruments & Components	54,717	0.9%	62,641	1.1%	37,696	0.6%	51,846	0.9%
Energy Equipment & Services	254,101	4.3%	162,972	2.8%	251,019	4.2%	131,660	2.3%
Equity Real Estate Investment Trusts (REITs)	449,781	7.7%	733,626	12.8%	374,380	6.3%	624,337	10.7%
Food Products	9,880	0.2%	9,880	0.2%	—	—%	—	—%
Health Care Equipment & Supplies	38,713	0.7%	38,750	0.7%	—	—%	—	—%
Health Care Providers & Services	438,363	7.5%	433,445	7.6%	422,919	7.1%	421,389	7.1%
Health Care Technology	14,928	0.3%	15,300	0.3%	—	—%	—	—%
Hotels, Restaurants & Leisure	37,482	0.6%	37,482	0.7%	127,638	2.1%	103,897	1.8%
Household & Personal Products	25,000	0.4%	25,000	0.4%
Household Durables	45,404	0.8%	44,755	0.8%	146,031	2.4%	146,183	2.5%
Insurance	2,986	0.1%	2,986	0.1%	—	—%	—	—%
Internet & Direct Marketing Retail	39,875	0.7%	39,875	0.7%	—	—%	—	—%
Internet Software & Services	188,414	3.2%	188,493	3.3%	219,348	3.7%	219,348	3.8%
IT Services	21,576	0.4%	21,990	0.4%	19,531	0.3%	20,000	0.3%
Leisure Products	49,006	0.8%	49,107	0.9%	44,085	0.7%	44,204	0.8%
Machinery	35,488	0.6%	31,025	0.5%	35,488	0.6%	32,678	0.6%
Marine(1)	8,943	0.2%	8,879	0.2%	8,919	0.1%	8,800	0.2%
Media	127,868	2.2%	124,884	2.2%	469,108	7.8%	466,500	8.0%
Metals & Mining	—	—%	—	—%	9,953	0.2%	10,000	0.2%
Online Lending	377,786	6.4%	297,723	5.2%	424,350	7.1%	370,931	6.3%
Paper & Forest Products	11,320	0.2%	11,500	0.2%	11,295	0.2%	11,500	0.2%
Personal Products	213,825	3.6%	183,151	3.2%	222,698	3.7%	192,748	3.3%
Pharmaceuticals	11,881	0.2%	12,000	0.2%	117,989	2.0%	117,989	2.0%
Professional Services	73,249	1.2%	75,163	1.3%	64,242	1.1%	64,473	1.1%
Real Estate Management & Development	42,000	0.7%	42,000	0.7%	—	—%	—	—%
Software	55,160	0.9%	55,971	1.0%	56,041	0.9%	55,150	0.9%
Technology Hardware, Storage & Peripherals	12,380	0.2%	12,500	0.2%	—	—%	—	—%
Textiles, Apparel & Luxury Goods	46,403	0.8%	56,361	1.0%	285,180	4.8%	274,206	4.7%
Tobacco	14,387	0.2%	13,933	0.2%	14,365	0.2%	14,431	0.2%
Trading Companies & Distributors	64,025	1.1%	57,610	1.0%	64,513	1.1%	64,513	1.1%

Transportation Infrastructure	30,291	0.5%	30,923	0.5%	$—	—%	$—	—%
Subtotal	$4,768,158	81.3%	$4,774,989	83.5%	$4,831,550	80.8%	$4,758,593	81.5%
Structured Finance(2)	$1,096,809	18.7%	$944,815	16.5%	$1,150,006	19.2%	$1,079,712	18.5%
Total Investments	$5,864,967	100.0%	$5,719,804	100.0%	$5,981,556	100.0%	$5,838,305	100.0%

(1)
Industry includes exposure to the energy markets through our investments in Harley Marine Services, Inc. Including this investment, our overall fair value exposure to the broader energy industry, including energy equipment and services as noted above, as of March 31, 2018 and June 30, 2017 is $171,851 and $140,460, respectively.

(2)	Our CLO investments do not have industry concentrations and as such have been separated in the table above.
Portfolio Investment Activity
During the nine months ended March 31, 2018, we acquired $578,987 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $786,392, funded $19,309 of revolver advances, and recorded PIK interest of $6,128, resulting in gross investment originations of $1,390,816. The more significant of these transactions are briefly described below.
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
On December 29, 2017, we entered into a fee agreement with Wolf Energy Services Company, LLC (“Wolf”), for services required to locate, inventory, foreclose, and liquidate assets that were transferred from Ark-La-Tex to Wolf. Per the agreement, we will receive a fee equal to 8.0% of gross liquidation proceeds in the event aggregate liquidation gross proceeds exceed $19,000 (currently $18,500). During the three months ended March, 31, 2018, we received $1,222 in liquidation fees, net of third-party transaction costs, which is reflected as other income on our accompanying Consolidated Statement of Operations.
On January 5, 2018, we made a $10,000 first lien and $50,000 second lien secured investment in Research Now Group, Inc., a provider of customer surveys for market research activities. The first lien term loan bears interest at the greater of 6.50% or LIBOR plus 5.50% and has a final maturity of December 20, 2024. The second lien term loan bears interest at the greater of 10.50% or LIBOR plus 9.50% and has a final maturity of December 20, 2025.
On January 23, 2018, we made a $12,500 Senior Secured Term Loan A and $12,500 Senior Secured Term Loan B investment in Candle-Lite Company, LLC, a manufacturer and designer of decorative candles. The $12,500 Senior Secured Term Loan A bears interest at the greater of 6.75% or LIBOR plus 5.50% and has a final maturity of January 23, 2023. The $12,500 Senior Secured Term Loan B bears interest at the greater of 10.75% or LIBOR plus 9.50% and has a final maturity of January 23, 2023.
On January 29, 2018, we made a $70,000 first lien senior secured investment in Town & Country Holdings, Inc., a manufacturer and designer of kitchen textiles and table linens. The first lien term loan bears interest at the greater of 10.25% or LIBOR plus 9.00% and has a final maturity of January 26, 2023.
During the period from February 8, 2018 through February 9, 2018, we made a $57,100 second lien secured and $10,000 first lien secured investments in Digital Room LLC, an online printing and design company. The second lien term loan bears interest at the greater of 9.75% or LIBOR plus 8.75% and has a final maturity of December 29, 2024. The first lien term loan bears interest at the greater of 6.00% or LIBOR plus 5.00% and has a final maturity of December 23, 2023.
On February 22, 2018, we made a $10,000 second lien secured investment in Janus International Group, LLC, a manufacturer of steel roll-up doors and building components. The second lien term loan bears interest at the greater of 8.75% or LIBOR plus 7.75% and has a final maturity of February 21, 2026.
On March 9, 2018, we made a follow-on $16,921 subordinated debt investment in First Tower LLC, and a $2,664 equity investment in First Tower Finance Company LLC, to support an acquisition. The subordinated debt bears interest at 10.00% and 7.00% PIK interest and has a final maturity of June 24, 2019.

On March 12, 2018, we made a $43,500 senior secured investment in Class Appraisal, LLC, a provider of residential appraisal services. Our investment is comprised of a $42,000 senior secured term loan and a $1,500 unfunded revolving credit facility. The senior secured term loan bears interest at the greater of 9.75% or LIBOR plus 8.25% and has a final maturity of March 10, 2023. The revolving credit facility, once drawn, will bear interest at the greater of 9.75% or LIBOR plus 8.25% and has a final maturity of March 12, 2020.
On March 19, 2018, we made a $15,000 second lien secured investment in ATS Consolidated Inc., a traffic management company. The second lien term loan bears interest at the greater of 7.75% or LIBOR plus 7.75% and has a final maturity of February 27, 2026.
On March 29, 2018, we made a $32,500 senior secured investment in Rosa Mexicano Company, an operator of Mexican themed restaurants. Our investment is comprised of a $30,000 senior secured term loan and a $2,500 unfunded revolving credit facility. The senior secured term loan bears interest at the greater of 9.00% or LIBOR plus 7.50% and has a final maturity of March 29, 2023. The revolving credit facility, once drawn, will bear interest at the greater of 9.00% or LIBOR plus 7.50% and has a final maturity of March 29, 2023.
During the nine months ended March 31, 2018, we made five follow-on investments in NPRC totaling $35,291 to support the online consumer lending initiative. We invested $13,433 of equity through NPH and $21,858 of debt directly to NPRC and its wholly-owned subsidiaries. In addition, we provided $60,912 of equity financing to NPRC for the acquisition of real estate properties and $1,112 of debt and $12,601 of equity financing to NPRC to fund capital expenditures for existing real estate properties
During the nine months ended March 31, 2018, we received full repayments on fourteen investments and received several partial prepayments and amortization payments totaling $1,471,246, which resulted in net realized gains totaling $18,454. The more significant of these transactions are briefly described below.
During the nine months ended March 31, 2018, we received $21,845, $26,244 and $6,729 as a partial return of capital on our investments in Voya CLO 2012-2, Ltd., Voya CLO 2012-3, Ltd., and Madison Park Funding IX, Ltd., respectively.
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
On March 1, 2018, LaserShip, Inc. repaid the $22,990 Senior Secured Term Loan A and $14,124 Senior Secured Term Loan B loan receivable to us.
On March 20, 2018, PGX Holdings, Inc, partially repaid $16,379 second lien term loan receivable to us.
On March 28, 2018, Prince Mineral Holding Corp. repaid the $10,000 senior secured term loan receivable to us.

During the nine months ended March 31, 2018, we received partial repayments of $63,307 of our loans due from NPRC and its wholly-owned subsidiaries and $10,403 as a return of capital on our equity investment in NPRC.
The following table provides a summary of our investment activity for each quarter within the three years ending June 30, 2018:

Quarter Ended	Acquisitions(1)	Dispositions(2)
September 30, 2015	$345,743	$436,919
December 31, 2015	316,145	354,855
March 31, 2016	23,176	163,641
June 30, 2016	294,038	383,460
September 30, 2016	347,150	114,331
December 31, 2016	469,537	644,995
March 31, 2017	449,607	302,335
June 30, 2017	223,176	352,043
September 30, 2017	222,151	310,894
December 31, 2017	738,737	1,042,269
March 31, 2018	429,928	118,083

(1)	Includes investments in new portfolio companies, follow-on investments in existing portfolio companies, refinancings and PIK interest.

(2)	Includes sales, scheduled principal payments, prepayments and refinancings.
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
In determining the range of values for our investments in CLOs, the independent valuation firm uses both a discounted single-path cash flow model and a discounted multi-path cash flow model. The valuations were accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view as well as to determine an appropriate call date (i.e., expected maturity). These risk factors are sensitized in the multi-path cash flow model using Monte Carlo simulations, which is a simulation used to model the probability of different outcomes, to generate probability-weighted (i.e., multi-path) cash flows for the underlying assets and liabilities. These cash flows are discounted using appropriate market discount rates, and relevant data in the CLO market and certain benchmark credit indices are considered, to determine the value of each CLO investment. In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the implied discount rate that would be effective for the value derived from the corresponding multi-path cash flow model.
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $5,719,804.

Our portfolio companies are generally lower middle market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Several of our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the nine months ended March 31, 2018.
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
The fair value of our investment in Arctic Energy increased to $27,017 as of March 31, 2018, reflecting a discount of $37,429 to its amortized cost, compared to a discount of $43,506 to its amortized cost as of June 30, 2017. The increase in fair value was driven by the company’s operating performance, slightly offset by a decline in comparable company trading multiples.
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings, a Consolidated Holding Company. CP Holdings owns 94.2% of the equity of CP Energy, and the remaining 5.8% of the equity is owned by CP Energy management. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries.
As a result of improved operating performance, the fair value of our investment in CP Energy increased to $90,183 as of March 31, 2018, reflecting a discount of $23,317 to its amortized cost, compared to a discount of $41,284 to its amortized cost as of June 30, 2017.
Credit Central Loan Company, LLC
Prospect owns 100% of the equity of Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a Consolidated Holding Company. Credit Central Delaware owns 98.26% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of March 31, 2018 and June 30, 2017, with entities owned by Credit Central management owning the remaining 1.74% of the equity. Credit Central is a branch-based provider of installment loans.
The fair value of our investment in Credit Central increased to $76,457, representing a premium of 26% to its amortized cost basis, as of March 31, 2018, from $64,435, representing a premium of 9% to its amortized cost basis, as of June 30, 2017. The increase in fair value was driven by stronger operating performance and an increase in comparable company trading multiples.
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
The fair value of our investment in First Tower increased to $435,151, representing a premium of 23% to its amortized cost basis, as of March 31, 2018, from $365,588, representing a premium of 8% to its amortized cost basis, as of June 30, 2017. The increase in fair value was driven by First Tower’s acquisition of Harrison Finance, a consumer finance company, as well as increases in trading multiples of comparable companies.

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
The fair value of our investment in Freedom Marine decreased to $13,188 as of March 31, 2018, a discount of $30,104 to its amortized cost, compared to a discount of $18,616 to its amortized cost as of June 30, 2017. The decrease in fair value is attributable to asset impairment and continued market softness.

National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly-owned subsidiaries, NPRC invests in online consumer loans. Effective May 23, 2016, APRC and UPRC merged with and into NPRC, to consolidate all of our real estate holdings, with NPRC as the surviving entity. As of March 31, 2018, we own 100% of the fully-diluted common equity of NPRC.
During the three months ended March 31, 2018 , we restructured our investment in NPRC and exchanged $14,274 of ACLLH Senior Secured Term Loan C, $97,578 of ACLL Senior Secured Term Loan C, and $48,832 of common stock for $160,684 of Senior Secured Term Loan E.
During the nine months ended March 31, 2018, we provided $60,912 of equity financing to NPRC for the acquisition of real estate properties and $1,112 of debt and $12,601 of equity financing to NPRC to fund capital expenditures for existing real estate properties.
During the nine months ended March 31, 2018, we provided $21,858 and $13,433 of debt and equity financing, respectively, to NPRC and its wholly-owned subsidiaries to support the online consumer loans and online consumer loan backed products. In addition, during the nine months ended March 31, 2018, we received partial repayments of $63,307 of our loans previously outstanding with NPRC and its wholly-owned subsidiaries and $10,403 as a return of capital on our equity investment in NPRC.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of March 31, 2018, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 73,663 individual loans and residual interests in two securitizations, and had an aggregate fair value of $441,123. The average outstanding individual loan balance was approximately $6 and the loans mature on dates ranging from April 1, 2018 to March 12, 2025 with a weighted-average outstanding term of 27 months as of March 31, 2018. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 24.0%. As of March 31, 2018, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $297,524.
As of March 31, 2018, based on outstanding principal balance, 6.2% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 19.0% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 74.8% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Weighted Average Interest Rate*
Super Prime	$24,957	$24,319	13.2%
Prime	77,169	73,535	16.5%
Near Prime**	303,354	275,383	26.8%
*Weighted by outstanding principal balance of the online consumer loans.
**A portion of these loans are sub-prime borrowers.

As of March 31, 2018, our investment in NPRC and its wholly-owned subsidiaries had an amortized cost of $827,279 and a fair value of $1,031,150, including our investment in online consumer lending as discussed above. The fair value of $733,626 related to NPRC’s real estate portfolio was comprised of thirty-nine multi-families properties, twelve self-storage units, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of March 31, 2018.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	46,622
3	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	20,309
4	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
5	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	176,653
6	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,375
7	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,845
8	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,700
9	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,550
10	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	14,092
11	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
12	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	19,840
13	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	23,170
14	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	32,772
15	Atlanta Eastwood Village LLC	Stockbridge, GA	12/12/2013	25,957	22,635
16	Atlanta Monterey Village LLC	Jonesboro, GA	12/12/2013	11,501	11,013
17	Atlanta Hidden Creek LLC	Morrow, GA	12/12/2013	5,098	4,714
18	Atlanta Meadow Springs LLC	College Park, GA	12/12/2013	13,116	12,965
19	Atlanta Meadow View LLC	College Park, GA	12/12/2013	14,354	13,020
20	Atlanta Peachtree Landing LLC	Fairburn, GA	12/12/2013	17,224	15,422
21	NPH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	26,601
22	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	7,828
23	NPH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,234
24	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
25	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
26	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
27	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
28	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
29	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
30	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
31	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	8,927	6,695
32	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
33	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	74,077
34	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	13,055
35	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	13,502
36	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	23,256
37	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	14,480
38	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	14,115
39	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	18,328
40	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	17,200
41	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	9,600
42	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
43	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
44	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
45	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
46	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
47	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
48	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	43,123
49	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
50	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
51	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
52	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
53	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	48,676
54	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	5,912
55	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	15,145
56	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
57	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
58	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
59	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
60	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	44,044
61	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	14,185
62	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
				$1,708,122	$1,399,579
The fair value of our investment increased in NPRC to $1,031,150 as of March 31, 2018, a premium of $203,871 from its amortized cost, compared to the $197,008 premium recorded at June 30, 2017. This increase is primarily attributable to increases in property values.
Nationwide Loan Company LLC
Prospect owns 100% of the membership interests of Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a Consolidated Holding Company. Nationwide Holdings owns 93.79% of the equity of Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC) (“Nationwide”), with members of Nationwide management owning the remaining 6.21% of the equity. Nationwide was founded in 1954 and provides installment loans to sub-prime consumers who use the funds to purchase used automobiles. The company is based in Chicago, Illinois and has over one hundred employees. Nationwide originates its loans indirectly via a network of franchised and independent auto dealers in 22 states.
The fair value of our investment decreased in Nationwide to $30,990 as of March 31, 2018, a discount of $8,382 to its amortized cost, compared to a premium of $1,943 to its amortized cost as of June 30, 2017. The decrease in fair value is driven by margin compression.

Mity, Inc.
Prospect owns 100% of the equity of MITY Holdings of Delaware Inc. (“MITY Delaware”), a Consolidated Holding Company. MITY Delaware holds 95.48% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”), with management of MITY owning the remaining 4.52% of the equity of MITY. MITY owns 100% of each of MITY-Lite, Inc. (“MITY-Lite”); Broda USA, Inc. (f/k/a Broda Enterprises USA, Inc.) (“Broda USA”); and Broda Enterprises ULC (“Broda Canada”). MITY is a designer, manufacturer and seller of multipurpose room furniture and specialty healthcare seating products.
The fair value of our investment in Mity decreased to $62,123 as of March 31, 2018, a discount of $2,618 to its amortized cost, compared to a premium of $11,771 to its amortized cost as of June 30, 2017. The decrease in fair value is driven by a decline in gross profit and operating margins, partially offset by strong revenue growth.
Our controlled investments, other than those discussed above, are valued at $70,508 below cost and did not experience significant changes in operating performance or value. Overall, combined with those portfolio companies discussed above, our controlled investments at March 31, 2018 are valued at $129,286 above their amortized cost.
We hold three affiliate investments at March 31, 2018. One of our affiliate portfolio companies, Edmentum Ultimate Holdings, LLC (“Edmentum”), experienced a decline in value during the nine months ended March 31, 2018 . The fair value of our investment in Edmentum decreased to $32,927 as of March 31, 2018, reflecting a discount of $12,677 to its amortized cost, compared to a premium of $1,750 to its amortized cost as of June 30, 2017. The decrease in fair value was driven by lower sales coupled with compressed margins, and was partially offset by an increase in our valuation of Targus. Overall, at March 31, 2018, affiliate investments are valued at $3,194 below their amortized cost.

With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. As of March 31, 2018, two of our non-control/non-affiliate investments - Pacific World Corporation and United Sporting Companies, Inc. (“USC”) - are valued at discounts to amortized cost of $30,674, and $83,919, respectively. As of March 31, 2018, our CLO investment portfolio is valued at a $151,994 discount to amortized cost. Excluding these investments, non-control/non-affiliate investments at March 31, 2018 are valued $4,668 below their amortized cost and did not experience significant changes in operating performance or value.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of March 31, 2018 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in December 2012, April 2014 and April 2017; Public Notes which we issued in March 2013, April 2014, December 2015, and from time to time, through our 2024 Notes Follow-on Program; and Prospect Capital InterNotes® which we issue from time to time. Our equity capital is comprised entirely of common equity.

The following table shows our outstanding debt as of March 31, 2018.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility(2)	$86,000	$2,717	$86,000	(3)	$86,000		1ML+2.25%	(6)

2019 Notes	200,000	969	199,031		204,336	(4)	6.51%	(7)
2020 Notes	392,000	4,828	387,172		393,642	(4)	5.38%	(7)
2022 Notes	225,000	6,111	218,889		224,728	(4)	5.66%	(7)
Convertible Notes	817,000	11,908	805,092		822,706

5.00% 2019 Notes	300,000	1,099	298,901		305,460	(4)	5.29%	(7)
2023 Notes	250,000	3,627	246,373		259,718	(4)	6.09%	(7)
2024 Notes	199,281	4,719	194,562		204,829	(4)	6.74%	(7)
Public Notes	749,281	9,445	739,836		770,007

Prospect Capital InterNotes®	756,071	12,342	743,729		774,859	(5)	5.78%	(8)
Total	$2,408,352	$36,412	$2,374,657		$2,453,572

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of March 31, 2018.

(2)	The maximum draw amount of the Revolving Credit facility as of March 31, 2018 is $885,000.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Critical Accounting Policies and Estimates for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

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

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of March 31, 2018.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$86,000	$—	$86,000	$—	$—
Convertible Notes	817,000	200,000	392,000	225,000	—
Public Notes	749,281	—	300,000	250,000	199,281
Prospect Capital InterNotes®	756,071	—	245,778	273,942	236,351
Total Contractual Obligations	$2,408,352	$200,000	$1,023,778	$748,942	$435,632

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
Historically, we have funded a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock, subscription rights, and warrants and units to purchase such securities in an amount up to $5,000,000 less issuances to date. As of March 31, 2018, we can issue up to $4,621,784 of additional debt and equity securities in the public market under this shelf registration. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.
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
Revolving Credit Facility
On August 29, 2014, we renegotiated our previous credit facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility” or the “Revolving Credit Facility”). The lenders have extended commitments of $885,000 under the 2014 Facility as of March 31, 2018. The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.
The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of March 31, 2018, we were in compliance with the applicable covenants.
Interest on borrowings under the 2014 Facility is one-month LIBOR plus 225 basis points. Additionally, the lenders charge a fee on the unused portion of the 2014 Facility equal to either 50 basis points if at least 35% of the credit facility is drawn or 100 basis points otherwise. The 2014 Facility requires us to pledge assets as collateral in order to borrow under the credit facility.
As of March 31, 2018 and June 30, 2017, we had $382,262 and $665,409, respectively, available to us for borrowing under the Revolving Credit Facility, of which $86,000 was outstanding as of March 31, 2018. We did not have any borrowings outstanding under the Revolving Credit Facility as of June 30, 2017. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $885,000. As of March 31, 2018, the investments, including cash, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,225,288, which represents 21.1% of our total investments, including cash. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.

In connection with the origination and amendments of the Revolving Credit Facility, we incurred $12,405 of new fees and $3,539 were carried over for continuing participants from the previous facility, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of March 31, 2018, $2,717 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended March 31, 2018 and March 31, 2017, we recorded $3,016 and $3,218, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the nine months ended March 31, 2018 and March 31, 2017, we recorded $9,356 and $9,247, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On August 14, 2012, we issued $200,000 aggregate principal amount of convertible notes that matured on March 15, 2018 (the “2018 Notes”), unless previously converted or repurchased in accordance with their terms. The 2018 Notes bore interest at a rate of 5.75% per year, payable semi-annually on March 15 and September 15 of each year, beginning March 15, 2013. Total proceeds from the issuance of the 2018 Notes, net of underwriting discounts and offering costs, were $193,600. On April 6, 2017, we repurchased $114,581 aggregate principal amount of the 2018 Notes at a price of 103.5, including commissions. The transaction resulted in our recognizing a $4,700 loss during the three months ended June 30, 2017. On March 15, 2018, we repaid the outstanding principal amount of $85,419, plus interest, on the 2018 Notes. No gain or loss was realized on the transaction.
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

Certain key terms related to the convertible features for the 2019 Notes, the 2020 Notes and the 2022 Notes (collectively, the “Convertible Notes”) are listed below.

	2019 Notes	2020 Notes	2022 Notes
Initial conversion rate(1)	79.7766	80.6647	100.2305
Initial conversion price	$12.54	$12.40	$9.98
Conversion rate at March 31, 2018(1)(2)	79.8360	80.6670	100.2305
Conversion price at March 31, 2018(2)(3)	$12.53	$12.40	$9.98
Last conversion price calculation date	12/21/2017	4/11/2017	4/11/2017
Dividend threshold amount (per share)(4)	$0.110025	$0.110525	$0.083330

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)	The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

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
In connection with the issuance of the Convertible Notes, we incurred $24,795 of fees which are being amortized over the terms of the notes, of which $11,908 remains to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities as of March 31, 2018.
During the three months ended March 31, 2018 and March 31, 2017, we recorded $12,664 and $13,484, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the nine months ended March 31, 2018 and March 31, 2017, we recorded $39,323 and $41,674, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
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
On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market program with FBR Capital Markets & Co. through which we could sell, by means of at-the-market offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes. As of March 31, 2018, we have issued a total of $199,281 in aggregate principal amount of our 2024 Notes for net proceeds of $193,253 after commissions and offering costs.
The 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the 2023 Notes, the 5.00% 2019 Notes, and the 2024 Notes, we recorded a discount of $2,777 and debt issuance costs of $13,613, which are being amortized over the terms of the notes. As of March 31, 2018, $1,678 of the original issue discount and $7,767 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended March 31, 2018 and March 31, 2017, we recorded $11,054 and $11,026, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the nine months ended March 31, 2018 and March 31, 2017, we recorded $33,143 and $32,864, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the nine months ended March 31, 2018, we issued $69,428 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $68,396. These notes were issued with stated interest rates ranging from 4.00% to 5.00% with a weighted average interest rate of 4.37%. These notes mature between July 15, 2022 and March 15, 2026. The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2018.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$43,587	4.00%–4.75%	4.20%	July 15, 2022 – March 15, 2023
7	2,825	4.75%–5.00%	4.93%	July 15, 2024
8	23,016	4.50%–5.00%	4.62%	August 15, 2025 – March 15, 2026
	$69,428
During the nine months ended March 31, 2017, we issued $109,221 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $107,860. The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2017.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$109,221	4.75%–5.50%	5.15%	July 15, 2021 – March 15, 2022

During the nine months ended March 31, 2018, we redeemed, prior to maturity, $269,375 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.89% in order to replace shorter maturity debt with longer-term debt. During the nine months ended March 31, 2018, we repaid $4,883 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the nine months ended March 31, 2018 was $1,445. The following table summarizes the Prospect Capital InterNotes® outstanding as of March 31, 2018.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5.0	$225,639	4.00%–5.50%	4.92%	July 15, 2018 – March 15, 2023
5.2	4,440	4.63%	4.63%	August 15, 2020 – September 15, 2020
5.3	2,636	4.63%	4.63%	September 15, 2020
5.5	86,218	4.25%–5.00%	4.61%	February 15, 2019 – November 15, 2020
6.0	2,182	4.88%	4.88%	April 15, 2021 – May 15, 2021
6.5	38,852	5.10%–5.50%	5.23%	February 15, 2020 – May 15, 2022
7.0	145,500	4.00%–6.55%	5.05%	June 15, 2019 – July 15, 2024
7.5	1,996	5.75%	5.75%	February 15, 2021
8.0	23,016	4.50%-5.00%	4.62%	August 15, 2025 – March 15, 2026
10.0	37,424	5.12%–7.00%	6.18%	March 15, 2022 – December 15, 2025
12.0	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15.0	17,177	5.25%–6.00%	5.35%	May 15, 2028 – November 15, 2028
18.0	20,903	4.13%–6.25%	5.55%	December 15, 2030 – August 15, 2031
20.0	4,170	5.63%–6.00%	5.89%	November 15, 2032 – October 15, 2033
25.0	33,349	6.25%–6.50%	6.39%	August 15, 2038 – May 15, 2039
30.0	109,591	5.50%–6.75%	6.24%	November 15, 2042 – October 15, 2043
	$756,071

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

The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2017.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
4.0	$39,038	3.75%-4.00%	3.92%	November 15, 2017 – May 15, 2018
5.0	354,805	4.25%-5.50%	5.00%	July 15, 2018 – June 15, 2022
5.2	4,440	4.63%	4.63%	August 15, 2020 – September 15, 2020
5.3	2,686	4.63%	4.63%	September 15, 2020
5.4	5,000	4.75%	4.75%	August 15, 2019
5.5	109,068	4.25%-5.00%	4.67%	February 15, 2019 – November 15, 2020
6.0	2,182	4.88%	4.88%	April 15, 2021 – May 15, 2021
6.5	40,702	5.10%-5.50%	5.24%	February 15, 2020 – May 15, 2022
7.0	191,356	4.00%-6.55%	5.38%	June 15, 2019 – December 15, 2022
7.5	1,996	5.75%	5.75%	February 15, 2021
10.0	37,509	4.27%-7.00%	6.20%	March 15, 2022 – December 15, 2025
12.0	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15.0	17,245	5.25%-6.00%	5.36%	May 15, 2028 – November 15, 2028
18.0	21,532	4.13%-6.25%	5.47%	December 15, 2030 – August 15, 2031
20.0	4,248	5.63%-6.00%	5.84%	November 15, 2032 – October 15, 2033
25.0	34,218	6.25%-6.50%	6.39%	August 15, 2038 – May 15, 2039
30.0	111,491	5.50%-6.75%	6.22%	November 15, 2042 – October 15, 2043
	$980,494
In connection with the issuance of Prospect Capital InterNotes®, we incurred $24,259 of fees which are being amortized over the term of the notes, of which $12,342 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of March 31, 2018.
During the three months ended March 31, 2018 and March 31, 2017, we recorded $10,745 and $13,736, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the nine months ended March 31, 2018 and March 31, 2017, we recorded $36,039 and $40,196, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Net Asset Value
During the nine months ended March 31, 2018 our net asset value decreased by $8,556, or $0.09 per share. This decrease is primarily due to an increase in accumulated net realized losses and unrealized losses of $21,811, or $0.06 per weighted average share, primarily from unrealized losses in our CLO portfolio and other less significant declines in value related to operating performance for certain portfolio companies. These declines in value were partially offset by improvements within the consumer financing and energy industries. (See Change in Unrealized Gains (Losses), Net for further discussion.) Distributions to shareholders also exceeded net investment income by $0.02 per weighted average share during the period. Our net investment income decreased primarily due to reduced returns from our structured credit investments as a result of lower future expected cash flows and decreases in interest income due to repayments on investments. The remaining $0.01 per share decline is related to the effect from reinvestment of our dividends on behalf of our stockholders at current market prices. The following table shows the calculation of net asset value per share as of March 31, 2018 and June 30, 2017.

	March 31, 2018	June 30, 2017
Net assets	$3,346,396	$3,354,952
Shares of common stock issued and outstanding	362,657,362	360,076,933
Net asset value per share	$9.23	$9.32
Results of Operations
Net increase in net assets resulting from operations for the three months ended March 31, 2018 and March 31, 2017 was $51,859, or $0.14 per share, and $19,492, or $0.05 per share, respectively. The increase of $32,367, or $0.09 per share, when comparing quarter of quarter, is primarily due to less significant unrealized loss on investments of $3,856 recognized for three months ended March 31, 2018 compared to a $53,746 unrealized loss recognized for the three months ended March 31, 2017. This favorable variance was partially offset by a $15,849 decline in total interest income primarily due to returns from our structured credit investments as a result of lower future expected cash flows and decreases in interest income due to repayments on investments.
Net increase in net assets resulting from operations for the nine months ended March 31, 2018 and March 31, 2017 was $185,559, or $0.51 per share, and $201,738, or $0.56 per share, respectively. The decrease of $16,179 , or $0.05 per share, is primarily due to a $60,823 decline in interest income due to reduced returns from our structured credit investments as a result of lower future expected cash flows and decreases in interest income due to repayments on investments. This decrease was partially offset by lower unrealized losses of $33,359.
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
Investment income, which consists of interest income, including accretion of loan origination fees, prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $162,835 and $171,032 for the three months ended March 31, 2018 and March 31, 2017, respectively. Investment income was $483,814 and $534,344 for the nine months ended March 31, 2018 and March 31, 2017, respectively. Investment income decreased from prior periods primarily due to reduced returns from our structured credit investments due to lower future expected cash flows and decreases in interest income due to less interest earning assets outstanding.

The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Interest income	$145,862	$161,711	$447,329	$508,152
Dividend income	6,287	817	7,157	4,580
Other income	10,686	8,504	29,328	21,612
Total investment income	$162,835	$171,032	$483,814	$534,344

Average debt principal of performing interest bearing investments(1)	$5,379,123	$5,747,457	$5,448,372	$5,704,796
Weighted average interest rate earned on performing interest bearing investments(1)	10.85%	11.25%	10.79%	11.70%
Average debt principal of all interest bearing investments(2)	$5,674,038	$6,041,303	$5,761,562	$5,971,203
Weighted average interest rate earned on all interest bearing investments(2)	10.28%	10.71%	10.20%	11.18%
(1) Excludes equity investments and non-accrual loans.
(2) Excludes equity investments.

Average interest income producing assets decreased from $5,747,457 for the three months ended March 31, 2017 to $5,379,123 for the three months ended March 31, 2018. Higher levels of repayments of non-control investments contributed to the decline. The average interest earned on interest bearing performing assets decreased from 11.25% for the three months ended March 31, 2017 to 10.85% for the three months ended March 31, 2018. The decrease is primarily due to reduced returns from our structured credit investments due to lower future expected cash flows and decreases in interest income due to repayments on investments.

Average interest income producing assets decreased from $5,704,796 for the nine months ended March 31, 2017 to $5,448,372 for the nine months ended March 31, 2018. The average interest earned on interest bearing performing assets decreased from 11.70% for the nine months ended March 31, 2017 to 10.79% for the nine months ended March 31, 2018. The decrease is primarily due to reduced returns from our structured credit investments due to lower future expected cash flows and decreases in interest income due to repayments on investments.

Investment income is also generated from dividends and other income which is less predictable than interest income. Dividend income increased from $817 for the three months ended March 31, 2017 to $6,287 for the three months ended March 31, 2018. The $5,470 increase in dividend income is primarily attributable to a $5,639 dividend received from our investment in NPRC, which was generated from taxable earnings and profits in connection with the gain on the sales of NPRC’s St. Marin and Central Park properties. No such dividend was received from NPRC for the three months ended March 31, 2017.

Dividend income increased from $4,580 for the nine months ended March 31, 2017 to $7,157 for the nine months ended March 31, 2018. The $2,577 increase in dividend income is primarily attributable to the $5,639 dividend received from our investment in NPRC during the nine months ended March 31, 2018 as discussed above. This increase was partially offset by a $3,312 dividend from our investment in NAC, and other less individually significant dividends from our portfolio, received during the nine months ended March 31, 2017, for which no comparable dividend was received in the current period.

Other income is comprised of structuring fees, advisory fees, royalty interests, and settlement of net profits interests. Income from other sources increased to $10,686 for the three months ended March 31, 2018 from $8,504 for the three months ended March 31, 2017. The $2,182 increase is primarily attributable to a $2,644 advisory fee received from our investment in First Tower related to a recent acquisition and $1,222 of service fees received for a liquidation fee agreement related to our investment in Wolf. These increases were partially offset by a decrease in structuring fees and amendment fees which are generated from new originations as well as from follow-on investments and amendments to existing portfolio companies.

Income from other sources was $29,328 and $21,612 for the nine months ended March 31, 2018 and March 31, 2017, respectively. Included within other income is $15,216 and $11,863 of structuring fees for the nine months ended March 31, 2018 and March 31, 2017. The increase in structuring fees is primarily due to an increased level of originations in non-control, broadly syndicated portfolio investments during the nine months ended March 31, 2018.

Operating Expenses
Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees, overhead-related expenses and other operating expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate the Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions. Operating expenses were $92,389 and $97,952 for the three months ended March 31, 2018 and March 31, 2017, respectively. Operating expenses were $276,444 and $297,940 for the nine months ended March 31, 2018 and March 31, 2017, respectively.
Total gross base management fee was $29,422 and $30,829 for the three months ended March 31, 2018 and March 31, 2017, respectively. The decrease in total gross base management fee is directly related a decrease in average total assets. The Investment Adviser has entered into a servicing agreement with certain institutions who purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. We received payments of $154 and $280 from these institutions for the three months ended March 31, 2018 and March 31, 2017, respectively, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser resulting in net base management fees of $29,268 and $30,549 for the three months ended March 31, 2018 and March 31, 2017, respectively.
Total gross base management fee was $89,543 and $93,263 for the nine months ended March 31, 2018 and March 31, 2017, respectively. The decrease in total gross base management fee is directly related a decrease in average total assets. The Investment Adviser has entered into a servicing agreement with certain institutions who purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. We received payments of $553 and $1,036 from these institutions for the nine months ended March 31, 2018 and March 31, 2017, respectively, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser resulting in net base management fees of $88,990 and $92,227 for the nine months ended March 31, 2018 and March 31, 2017, respectively.
For the three months ended March 31, 2018 and March 31, 2017, we incurred $17,612 and $18,270 of income incentive fees, respectively ($0.05 and $0.05 per weighted average share, respectively). This decrease was driven by a corresponding decrease in pre-incentive fee net investment income from $91,350 for the three months ended March 31, 2017 to $88,058 for the three months ended March 31, 2018, as a result of decreases in interest income due to reduced returns from our structured credit investments and repayments on investments. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
For the nine months ended March 31, 2018 and March 31, 2017, we incurred $51,843 and $59,101 of income incentive fees, respectively ($0.14 and $0.16 per weighted average share, respectively). This decrease was driven by a corresponding decrease in pre-incentive fee net investment income from $295,505 for the nine months ended March 31, 2017 to $259,213 for the nine months ended March 31, 2018, as a result of decreases in interest income due to reduced returns from our structured credit investments and repayments on investments. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended March 31, 2018 and March 31, 2017, we incurred $37,479 and $41,464 respectively, of interest and credit faciliy expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). During the nine months ended March 31, 2018 and March 31, 2017, we incurred $117,861 and $123,981 respectively, of interest expenses related to our Notes. These expenses are related directly to the leveraging capacity and the levels of indebtedness actually undertaken in those periods.

The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Interest on borrowings	$32,288	$35,972	$101,956	$107,140
Amortization of deferred financing costs	2,949	3,370	9,168	10,131
Accretion of discount on Public Notes	71	68	212	200
Facility commitment fees	2,171	2,054	6,525	6,510
Total interest and credit facility expenses	$37,479	$41,464	$117,861	$123,981

Average principal debt outstanding	$2,427,516	$2,715,550	$2,561,834	$2,677,152
Annualized weighted average stated interest rate on borrowings(1)	5.32%	5.30%	5.31%	5.34%
Annualized weighted average interest rate on borrowings(2)	6.18%	6.11%	6.13%	6.17%

(1)	Includes only the stated interest expense.

(2)	Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
Interest expense decreased by $3,985 for the three months ended March 31, 2018 as compared to three months ended March 31, 2017. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 5.30% for the three months ended March 31, 2017 to 5.32% for the three months ended March 31, 2018. This decrease is primarily due to the repurchases and maturities of our Convertible Notes and Prospect Capital InterNotes® which bear higher rates than the remaining debt and increased utilization of our Revolving Credit Facility.
Interest expense decreased by $6,120 for the nine months ended March 31, 2018 as compared to nine months ended March 31, 2017. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 5.34% for the nine months ended March 31, 2017 to 5.31% for the nine months ended March 31, 2018. This decrease is primarily due to the repurchases and maturities of our Convertible Notes and Prospect Capital InterNotes® which bear higher rates than the remaining debt coupled with increased utilization of our Revolving Credit Facility.
The allocation of gross overhead expense from Prospect Administration was $4,104 and $7,970 for the three months ended March 31, 2018 and March 31, 2017, respectively. Prospect Administration received estimated payments of $909 and $4,389 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the three months ended March 31, 2018 and March 31, 2017, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. Net overhead during the three months ended March 31, 2018 and March 31, 2017 totaled $3,195 and $3,581, respectively.
The allocation of gross overhead expense from Prospect Administration was $12,600 and $17,283 for the nine months ended March 31, 2018 and March 31, 2017, respectively. Prospect Administration received estimated payments of $6,701 and $6,636 directly from our portfolio companies, insurance carrier, and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the nine months ended March 31, 2018 and March 31, 2017, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. Additionally, during the nine months ended March 31, 2017, other operating expenses in the amount of $876 incurred by us, which were attributable to CCPI, have been reimbursed by CCPI and are reflected as an offset to our overhead allocation. No such reimbursements or expenses occurred during the nine months ended March 31, 2018. Net overhead during the nine months ended March 31, 2018 and March 31, 2017 totaled $5,899 and $9,771, respectively.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $4,835 and $4,088 for the three months ended March 31, 2018 and March 31, 2017, respectively. Other Operating Expenses were $11,851 and $12,860 for the nine months ended March 31, 2018 and March 31, 2017, respectively.

Net Investment Income
Net investment income represents the difference between investment income and operating expenses. Net investment income was $70,446 and $73,080 for the three months ended March 31, 2018 and March 31, 2017, respectively. Net investment income for the three months ended March 31, 2018 and March 31, 2017 was $0.19 and $0.20 per weighted average share, respectively. During the three months ended March 31, 2018, the decrease of $2,634, or $0.01 per weighted average share, was primarily due to the decrease in interest income of $15,849, or $0.04 per weighted average share, which is due to reduced returns from our structured credit investments, an increase in non-accrual investments, and lower levels of performing investments. This decrease was offset by a $5,470, or $0.02 per weighted average share, increase in dividend income primarily attributable to a $5,639 dividend received from our investment in NPRC coupled with a $3,985, or $0.02 per weighted average share decrease in interest and credit facility expenses.
Net investment income was $207,370 and $236,404 for the nine months ended March 31, 2018 and March 31, 2017, respectively. Net investment income for the nine months ended March 31, 2018 and March 31, 2017 was $0.57 and $0.66 per weighted average share, respectively. During the nine months ended March 31, 2018, the decrease of $29,034 or $0.09 per weighted average share, was primarily due to the decrease in interest income by $60,823, or $0.17 per weighted average share, which is due to reduced returns from our structured credit investments, an increase in non-accrual investments, and lower levels of performing investments. This decrease was offset by a $7,716, or $0.02 per weighted average share, increase in other income coupled with favorable decreases of $10,495, or $0.03 per weighted average share, in investment advisory fees and $6,120, or $0.02 per weighted average share, in interest and credit facility expenses.
Net Realized (Losses) Gains
Net realized loss for three months ended March 31, 2018 was $14,218, an unfavorable increase in losses of $14,396 compared to the $178 net realized gain recognized during the three months ended March 31, 2017. The net realized loss during the three months ended March 31, 2018 was primarily related to the write-down of Nixon, Inc. upon restructuring, resulting in a realized loss of $14,197, which had been previously recorded as an unrealized loss as of December 31, 2017. The net realized gain during the three months ended March 31, 2017 was primarily due to an asset sale distribution from our previously held investment in Wind River of $929, partially offset by write-off of defaulted loans in our small business lending portfolio of $759.
Net realized loss for the nine months ended March 31, 2018 was $18,454, an unfavorable variance of $19,264 compared to the $810 net realized gain recognized during the nine months ended March 31, 2017. The net realized loss during the nine months ended March 31, 2018 was primarily related to the write-down of Nixon, Inc. upon restructuring, resulting in a realized a loss of $14,197. The net realized loss of the repayment of our investment in Primesport, for which we agreed to a payment less than the par amount and realized a loss of $3,019. Additionally, during the nine months ended March 31, 2018, we recognized realized losses of $2,495 from our call of our investment in Apidos IX CLO. The net realized gain during the nine months ended March 31, 2017 was primarily due to the receipt of bankruptcy proceeds from our investment in New Century Transportation, Inc. of $936, a working capital adjustment from our investment in Harbortouch of $432, the exercise of warrants in our investment in R-V for $171, an asset sale distribution from our previously held investment in Wind River of $929, as well as from the sales of our investments in Biotronic, Big Tex and Nathan’s for which we recognized total realized gains of $514.
Change in Unrealized Gains (Losses), Net
During the three months ended March 31, 2018, net unrealized losses were $3,856 primarily due to $24,902 of unrealized losses in our CLO portfolio due to spread compression which resulted in lower expected future cash flows. Two of our controlled investments also experienced declines in value - Freedom Marine and Mity. We marked down our investment in Freedom Marine by $12,558 during the three months ended March 31, 2018, due to asset impairment and continued market softness. Our investment in Mity declined in value by $7,360 due to poor operating results. These declines in value were partially offset by an increase of $14,059 in fair value of our investment in First Tower following a recent acquisition and the reversal of a previously recorded unrealized loss of $14,197 related to our investment in Nixon. The remaining $12,708 favorable decrease in unrealized losses was due to operating improvements across multiple investments and industries.

During the three months ended March 31, 2017, net unrealized losses were $53,746 for the three months ended March 31, 2017 was driven primarily by declining operating performance within certain investments and a decline in returns from CLOs. Write-downs in our investments in USES, PrimeSport, Inc. and United Sporting Companies, Inc. were due to declining operating performance and resulted in unrealized losses of $21,144, $9,645 and $8,203, respectively. The valuation of our portfolio was also negatively impacted by the decline in returns from CLOs, and we therefore recognized $15,252 in unrealized losses.

Net unrealized losses were $1,912 and $35,271 for the nine months ended March 31, 2018 and March 31, 2017, respectively. For the nine months ended March 31, 2018, the $1,912 net unrealized losses were primarily the result of $81,700 of unrealized losses in our CLO portfolio due to a decline in the weighted average spread in the underlying senior secured loan portfolios, increase in discount rates, and collateral losses. The value of our investment in USC also decreased by $26,297 due to both a decline in operating performance and the overall decline in demand for firearms and ammunition. Our investment in Mity declined in value by $14,389 due to poor operating results. These unrealized losses were partially offset by the reversal of previously recorded unrealized losses of $23,741 and $14,197 related to our exited investments in PrimeSport and Nixon. Unrealized losses were also offset by unrealized gains related to our investments in consumer financing - Credit Central and First Tower - comprising $66,331 and energy - Arctic Energy, CP Energy and Spartan Energy - comprising $43,204. The remaining $26,999 change in unrealized losses was due to operating performance declines across multiple investments and industries.
During the nine months ended March 31, 2017, net unrealized losses decreased by $35,271 due the competitive environment faced by our energy-related companies and declining operating performance within certain investments. There were unrealized losses on our Energy Equipment & Services investments of $29,174. Unrealized losses on our online lending portfolio of $19,290 were due to an increase in delinquent loans for the nine months ended March 31, 2017. Additionally, the value of our investment in USES decreased by $18,327 due to a decline in operating performance, and our investment in First Tower Finance declined in value by $14,353 due to increased regulatory scrutiny within the consumer finance industry. These unrealized losses were partially offset by unrealized appreciation on our REIT investment of $41,648 due to improved operating performance at the property-level. The remaining $4,223 decrease in net unrealized losses was due to operating declines across multiple investments and industries.
Financial Condition, Liquidity and Capital Resources
For the nine months ended March 31, 2018 and March 31, 2017, our operating activities provided $258,142 and $74,744 of cash, respectively. There were no investing activities for the nine months ended March 31, 2018 and March 31, 2017. Financing activities used $478,662 and $280,738 of cash during the nine months ended March 31, 2018 and March 31, 2017, respectively, which included dividend payments of $202,362 and $245,255, respectively. Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.

Our primary sources of funds have historically been issuances of debt and equity. More recently, we have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the nine months ended March 31, 2018, we borrowed $427,000 and we made repayments totaling $341,000 under the Revolving Credit Facility. As of March 31, 2018, we had, net of unamortized discount and debt issuance costs, $805,092 outstanding on the Convertible Notes, $739,836 outstanding on the Public Notes and $743,729 outstanding on the Prospect Capital InterNotes®, and $86,000 outstanding balance on the Revolving Credit Facility. (See “Capitalization” above.)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of March 31, 2018 and June 30, 2017, we had $19,675 and $22,925, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of March 31, 2018 and June 30, 2017.
Our shareholders’ equity accounts as of March 31, 2018 and June 30, 2017 reflect cumulative shares issued, net of shares repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
As part of our Repurchase Program, we delivered a notice with our annual proxy mailing on September 22, 2017. We did not repurchase any shares of our common stock for the nine months ended March 31, 2018 or March 31, 2017.
On August 31, 2016, we filed a registration statement on Form N-2 (File No. 333-213391) with the SEC. We subsequently filed a Pre-Effective Amendment No. 2 thereto on November 1, 2016, which the SEC declared effective on November 3, 2016. On October 26, 2017, we filed Post-Effective Amendment No. 50 to the registration statement, which the SEC declared effective on October 30, 2017. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $5,000,000 in securities, consisting of common stock, preferred stock, debt securities, subscription rights to purchase our securities, warrants representing rights to purchase our securities or separately tradeable units combining two or more of our securities. As of March 31, 2018, we have the ability to issue up to $4,621,784 in securities under the registration statement.

Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
Recent Developments.
On April 2, 2018, Ability Network Inc. repaid the $15,000 second lien term loan receivable to us.

On April 3, 2018, we made a $28,000 first lien senior secured investment in Mobile Posse Inc., which offers home screen content and messaging services to mobile phone carriers.

On April 4, 2018, Wheel Pros, LLC repaid the $20,760 senior secured subordinated notes receivable to us.

On April 4, 2018, we filed an 8-K announcing that our Board of Directors appointed Kristin Van Dask as our Chief Financial Officer, Treasurer, Secretary, and Chief Compliance Officer, effective immediately, in place of Brian H. Oswald who previously served in such positions.

On April 6, 2018, Arctic Oilfield merged with and into CP Energy, with CP Energy as the surviving entity.

On April 10, 2018, we made a $25,500 Senior Secured Term Loan A and $17,000 Senior Secured Term Loan B investment in SEOTownCenter, Inc., a provider of search engine optimization services.

On April 16, 2018, we sold 8.78% of the outstanding principal balance of the senior secured note investment in Broder Bros., Co. for a total of $40,000 at 100% of par. There was no gain or loss realized on the sale.

On April 17, 2018, we made a $43,000 Senior Secured Term Loan A and $43,000 Senior Secured Term Loan B investment in Motion Recruitment Partners LLC, a provider of IT-focused contractor and permanent staffing recruitment solutions.

On April 17, 2018, we made a $10,000 Second Lien Term Loan investment in HelpSystems Holdings, a provider of software products.

On April 17 and April 18, 2018, we sold 49.71% of the outstanding principal balance of the senior secured term loan investment in RGIS Services, LLC, for a total of $15,000 at 93.5% of par. We realized a $273 loss on the sale.

On May 1, 2018, Pelican Products, Inc. repaid the $17,500 second lien term loan receivable to us.

During the period from April 1, 2018 through May 9, 2018 we issued $3,580 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $3,522.

On May 9, 2018, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.06 per share for May 2018 to holders of record on May 31, 2018 with a payment date of June 21, 2018

•	$0.06 per share for June 2018 to holders of record on June 29, 2018 with a payment date of July 19, 2018.

•	$0.06 per share for July 2018 to holders of record on July 31, 2018 with a payment date of August 23, 2018.

•	$0.06 per share for August 2018 to holders of record on August 31, 2018 with a payment date of September 20, 2018.

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
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three and nine months ended March 31, 2018.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of March 31, 2018 and June 30, 2017, our qualifying assets as a percentage of total assets, stood at 73.72% and 71.75%, respectively.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of March 31, 2018, approximately 1.3% of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of March 31, 2018, we do not expect to have any excise tax due for the 2018 calendar year. Thus, we have not accrued any excise tax for this period.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2018 and for the three and nine months then ended, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2014 and thereafter remain subject to examination by the Internal Revenue Service.
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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of SEC registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of March 31, 2018 and June 30, 2017, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends accounting guidance for revenue recognition arising from contracts with customers. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB also issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the standard for one year. As a result, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently evaluating the impact, if any, of adopting this ASU on our consolidated financial statements.

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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a LIBOR floor. Our loans typically have durations of one to three months after which they reset to current market interest rates. As of March 31, 2018, 90.1% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility and certain Prospect Capital InterNotes® issuances that are based on floating LIBOR rates. Interest on borrowings under the revolving credit facility is one-month LIBOR plus 225 basis points with no minimum LIBOR floor and an outstanding balance of $86,000 as of March 31, 2018. Interest on five Prospect Capital InterNotes® is three-month LIBOR plus a range of 300 to 350 basis points with no minimum LIBOR floor. The Convertible Notes, Public Notes and remaining Prospect Capital InterNotes® bear interest at fixed rates.
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in CLO residual interests) to our loan portfolio and outstanding debt as of March 31, 2018, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Net Investment Income (1)
Up 300 basis points	$111,356	$46	$111,310	$89,048
Up 200 basis points	76,777	31	76,746	61,397
Up 100 basis points	42,042	15	42,027	33,622
Down 100 basis points	(22,459)	(31)	(22,428)	(17,942)

(1)	Includes the impact of income incentive fees. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of March 31, 2018, one and three month LIBOR was 1.88% and 2.31%, respectively.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the year ended March 31, 2018, we did not engage in hedging activities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2018, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of March 31, 2018.
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
Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
4.1	Five Hundred Twenty-Second Supplemental Indenture dated as of January 5, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(3)
4.2	Five Hundred Twenty-Third Supplemental Indenture dated as of January 5, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(3)
4.3	Five Hundred Twenty-Fourth Supplemental Indenture dated as of January 11, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(4)
4.4	Five Hundred Twenty-Fifth Supplemental Indenture dated as of January 11, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(4)
4.5	Five Hundred Twenty-Sixth Supplemental Indenture dated as of January 19, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(5)
4.6	Five Hundred Twenty-Seventh Supplemental Indenture dated as of January 19, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(5)
4.7	Five Hundred Twenty-Eighth Supplemental Indenture dated as of January 25, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(6)
4.8	Five Hundred Twenty-Ninth Supplemental Indenture dated as of January 25, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(6)

Exhibit No.
4.9	Five Hundred Thirtieth Supplemental Indenture dated as of February 1, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(7)
4.10	Five Hundred Thirty-First Supplemental Indenture dated as of February 1, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(7)
4.11	Five Hundred Thirty-Second Supplemental Indenture dated as of February 8, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(8)
4.12	Five Hundred Thirty-Third Supplemental Indenture dated as of February 8, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(8)
4.13	Five Hundred Thirty-Fourth Supplemental Indenture dated as of February 23, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(9)
4.14	Five Hundred Thirty-Fifth Supplemental Indenture dated as of February 23, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(9)
4.15	Five Hundred Thirty-Sixth Supplemental Indenture dated as of March 1, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(10)
4.16	Five Hundred Thirty-Seventh Supplemental Indenture dated as of March 1, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(10)
4.17	Five Hundred Thirty-Eighth Supplemental Indenture dated as of March 8, 2018, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2023(11)
4.18	Five Hundred Thirty-Ninth Supplemental Indenture dated as of March 8, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2026(11)
4.19	Five Hundred Fortieth Supplemental Indenture dated as of March 15, 2018, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2023(12)
4.20	Five Hundred Forty-First Supplemental Indenture dated as of March 15, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2026(12)
4.21	Five Hundred Forty-Second Supplemental Indenture dated as of March 22, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(13)
4.22	Five Hundred Forty-Third Supplemental Indenture dated as of March 22, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(13)
4.23	Five Hundred Forty-Fourth Supplemental Indenture dated as of March 29, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(14)
4.24	Five Hundred Forty-Fifth Supplemental Indenture dated as of March 29, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(14)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 58 to the Registration Statement on Form N-2, filed on January 5, 2018.
(4)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 59 to the Registration Statement on Form N-2, filed on January 11, 2018.
(5)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 60 to the Registration Statement on Form N-2, filed on January 19, 2018.
(6)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 61 to the Registration Statement on Form N-2, filed on January 25, 2018.

(7)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 62 to the Registration Statement on Form N-2, filed on February 1, 2018.
(8)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 63 to the Registration Statement on Form N-2, filed on February 8, 2018.
(9)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 64 to the Registration Statement on Form N-2, filed on February 23, 2018.
(10)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 65 to the Registration Statement on Form N-2, filed on March 1, 2018.
(11)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 66 to the Registration Statement on Form N-2, filed on March 8, 2018.
(12)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 67 to the Registration Statement on Form N-2, filed on March 15, 2018.
(13)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 68 to the Registration Statement on Form N-2, filed on March 22, 2018.
(14)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 69 to the Registration Statement on Form N-2, filed on March 29, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2018.

PROSPECT CAPITAL CORPORATION

By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer

By:	/s/ KRISTIN L. VAN DASK
Kristin L. Van Dask
Chief Financial Officer