Form 10-K
period 2018-06-30
PROSPECT CAPITAL CORP
filed 2018-08-28
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 Commission File Number: 814-00659
PROSPECT CAPITAL CORPORATION
(Exact name of Registrant as specified in its charter)

Maryland	43-2048643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10 East 40th Street, 42nd Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 448-0702
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Global Select Market
6.25% Notes due 2024, par value $25	New York Stock Exchange
6.25% Notes due 2028, par value $25	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant as of December 30, 2017 was $2.200 billion (based on the closing price on that date of $6.74 on the NASDAQ Global Select Market). For the purposes of calculating this amount only, all executive officers and Directors are “affiliates” of the Registrant.
As of August 28, 2018, there were 364,962,655 shares of the Registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement relating to the 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

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
General
Prospect is a financial services company that primarily lends to and invests in middle market privately-held companies. We are a closed-end investment company incorporated in Maryland. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). We were organized on April 13, 2004 and were funded in an initial public offering completed on July 27, 2004.We are one of the largest BDCs with approximately $5.84 billion of total assets as of June 30, 2018.
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
We currently have nine strategies that guide our origination of investment opportunities: (1) lending to companies controlled by private equity sponsors, (2) lending to companies not controlled by private equity sponsors, (3) purchasing controlling equity positions and lending to operating companies, (4) purchasing controlling equity positions and lending to financial services companies, (5) purchasing controlling equity positions and lending to real estate companies, (6) purchasing controlling equity positions and lending to aircraft leasing companies, (7) investing in structured credit, (8) investing in syndicated debt and (9) investing in consumer and small business loans and asset-backed securitizations. We may also invest in other strategies and opportunities from time to time that we view as attractive. We continue to evaluate other origination strategies in the ordinary course of business with no specific top-down allocation to any single origination strategy.
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
Investing in Structured Credit - We make investments in collateralized loan obligations (“CLOs”), often taking a significant position in the subordinated interests (equity) and debt of the CLOs. The underlying portfolio of each CLO investment is diversified across approximately 100 to 200 broadly syndicated loans and does not have direct exposure to real estate, mortgages, or consumer-based credit assets. The CLOs in which we invest are managed by established collateral management teams with many years of experience in the industry. This strategy has comprised approximately 10%-20% of our portfolio.
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
Investing in Consumer and Small Business Loans and Asset-Backed Securitizations - We purchase loans originated by certain consumer and small-and-medium-sized business (“SME”) loan facilitators. We generally purchase each loan in its entirety (i.e., a “whole loan”) and we invest in asset-backed securitizations collateralized by consumer or small business loans. The borrowers are consumers and SMEs and the loans are typically serviced by the facilitators of the loans. This investment strategy has comprised up to approximately 1% of our portfolio.
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
Industry Sectors
Our portfolio is invested across 38 industry categories. Excluding our CLO investments, which do not have industry concentrations, no individual industry comprises more than 14.2% of the portfolio on either a cost or fair value basis.

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
Our investments in CLOs are classified as Level 3 fair value measured securities under ASC 820 and are valued using a discounted multi-path cash flow model. The CLO structures are analyzed to identify the risk exposures and to determine an appropriate call date (i.e., expected maturity). These risk factors are sensitized in the multi-path cash flow model using Monte Carlo simulations, which is a simulation used to model the probability of different outcomes, to generate probability-weighted (i.e., multi-path) cash flows from the underlying assets and liabilities.  These cash flows are discounted using appropriate market discount rates, and relevant data in the CLO market as well as certain benchmark credit indices are considered, to determine the value of each CLO investment.  In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the implied discount rate that would be effective for the value derived from the multi-path cash flows.  We are not responsible for and have no influence over the asset management of the portfolios underlying the CLO investments we hold, as those portfolios are managed by non-affiliated third party CLO collateral managers. The main risk factors are default risk, prepayment risk, interest rate risk, downgrade risk, and credit spread risk.
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
Investment Advisory Agreement
Terms
We have entered into an investment advisory and management agreement with the Investment Adviser (the “Investment Advisory Agreement”) under which the Investment Adviser, subject to the overall supervision of our Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, us. Under the terms of the Investment Advisory Agreement, the Investment Adviser: (i) determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes, (ii) identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies), and (iii) closes and monitors investments we make.
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
The Investment Advisory Agreement was originally approved by our Board of Directors on June 23, 2004 and was recently re-approved by the Board of Directors on June 19, 2018 for an additional one-year term expiring June 22, 2019. Unless terminated earlier as described below, it will remain in effect from year to year thereafter if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risk Factors – Risks Relating to Our Business – We are dependent upon Prospect Capital Management’s key management personnel for our future success.”
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
Payment of Our Expenses
All investment professionals of the Investment Adviser and its respective staff, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, will be provided and paid for by the Investment Adviser. We bear all other costs and expenses of our operations and transactions, including those relating to: organization and offering; calculation of our net asset value (including the cost and expenses of any independent valuation firm); expenses incurred by Prospect Capital Management payable to third parties, including agents, consultants or other advisers (such as independent valuation firms, accountants and legal counsel), in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies; interest payable on debt, if any, and dividends payable on preferred stock, if any, incurred to finance our investments; offerings of our debt, our preferred shares, our common stock and other securities; investment advisory fees; fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments; transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors’ fees and expenses; costs of preparing and filing reports or other documents with the SEC; the costs of any reports, proxy statements or other notices to stockholders, including printing costs; our allocable portion of the fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by us, by the Investment Adviser or by Prospect Administration in connection with administering our business, such as our allocable portion of overhead under the Administration Agreement, including rent and our allocable portion of the costs of our Chief Financial Officer and Chief Compliance Officer and her staff.
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

Dividend Reinvestment and Direct Stock Purchase Plan
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
Although we currently intend to distribute any long-term capital gains at least annually, we may in the future decide to retain some or all of our long-term capital gains, and designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. Stockholder will be required to include his, her or its proportionate share of the deemed distribution in income as if it had been actually distributed to the U.S. Stockholder, and the U.S. Stockholder will be entitled to claim a credit equal to its allocable share of the tax paid thereon by us. The amount of the deemed distribution net of such tax will be added to the U.S. Stockholder’s tax basis for his, her or its common stock. The amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit may exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against the U.S. Stockholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds a stockholder’s liability for U.S. federal income tax. A stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”
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
Tax Cuts and Jobs Act
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which significantly changed the Code, including a reduction in the statutory corporate income tax rate to 21%, a new limitation on the deductibility of business interest expense, restrictions on the use of net operating loss carryforwards arising in taxable years beginning after December 31, 2017 and dramatic changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Cuts and Jobs Act also authorizes the Treasury Department to issue regulations with respect to the new provisions.

The newly imposed limitation on the deductibility of interest expense for U.S. federal income tax purposes may adversely affect our leveraged portfolio companies’ ability to deduct interest payments. Additionally, the disallowance of interest deductibility may or may not impact the portfolio company’s ability to make dividend distributions from taxable earnings and profits. We cannot predict how these or the other changes in the Tax Cuts and Jobs Act, or regulations or other guidance issued under it, might affect us, our business, the business of our portfolio companies, or an investment in our securities.
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
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. On March 23, 2018, the Small Business Credit Availability Act was signed into law, which included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances. While certain other BDCs have elected to allow for the increase in leverage, after consideration of the expected negative impact on us, including a rating downgrade by S&P, our Board of Directors has not currently elected to approve the application of the modified asset coverage requirements for the Company. In addition, while any preferred stock or public debt securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios after giving effect to such distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors – Risks Relating to Our Securities.”
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
Compliance Policies and Procedures
We and the Investment Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the U.S. federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and to designate a Chief Compliance Officer to be responsible for administering the policies and procedures. Kristin L. Van Dask serves as our Chief Compliance Officer.
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
Our $101.6 million of 5.875% convertible notes due 2019 are referred to as the “2019 Notes”. Our $392.0 million of 4.75% convertible notes due 2020 are referred to as the “2020 Notes”. Our $328.5 million of 4.95% convertible notes due 2022 are referred to as the “2022 Notes”, and collectively with the 2019 Notes and the 2020 Notes, are the “Convertible Notes”. Our $320.0 million of 5.875% unsecured notes due 2023 are referred to as the “2023 Notes”. Our $199.3 million of 6.25% unsecured notes due 2024 are referred to as the “2024 Notes”. Our $153.5 million of 5.00% unsecured notes due 2019 are referred to as the “5.00% 2019 Notes”. Our $55.0 million of 6.25% unsecured notes due 2028 are referred to as the “2028 Notes”, and collectively with the 2023 Notes, the 2024 Notes, and the 5.00% 2019 Notes are the “Public Notes”. Any corporate notes issued pursuant to our medium term notes program with Incapital LLC are referred to as “Prospect Capital InterNotes®”. The Convertible Notes, Public Notes, and Prospect Capital InterNotes® are collectively referred to as the “Unsecured Notes”.
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
Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness, including the final maturity of our credit facility in March 2024, and any failure to do so could have a material adverse effect on our business. The re-appearance of market conditions similar to those experienced from 2007 through 2009 for any substantial length of time could make it difficult to extend the maturity of, or refinance our existing indebtedness, or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience. Further, if we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.
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

The Trump administration has called for significant changes to U.S. trade, healthcare, immigration, foreign, and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or Trump administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Some particular areas identified as subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), including the Volcker Rule and various swaps and derivatives regulations, credit risk retention requirements and the authorities of the Federal Reserve, the Financial Stability Oversight Council and the SEC. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them. The Federal Reserve raised the Federal Funds Rate three times in 2017 and two times thus far in 2018, and it may continue to raise the Federal Funds Rate in the future. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net investment income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high-yield bonds, and also could increase our interest expense, thereby decreasing our net investment income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our distributions rate, which could reduce the value of our common stock.
On February 3, 2017, President Trump signed Executive Order 13772 announcing the administration’s policy to regulate the U.S. financial system in a manner consistent with certain “Core Principles,” including regulation that is efficient, effective and appropriately tailored. The Executive Order directed the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, to report to the President on the extent to which existing laws, regulations and other government policies promote the Core Principles and to identify any laws, regulations or other government policies that inhibit federal regulation of the U.S. financial system. On June 12, 2017, the U.S. Department of the Treasury published the first of several reports in response to the Executive Order on the depository system covering banks and other savings institutions. On October 6, 2017, the Treasury released a second report outlining ways to streamline and reform the U.S. regulatory system for capital markets, followed by a third report, on October 26, 2017, examining the current regulatory framework for the asset management and insurance industries. Subsequent reports are expected to address: retail and institutional investment products and vehicles; as well as non-bank financial institutions, financial technology, and financial innovation.
On June 8, 2017, the U. S. House of Representatives passed the Financial Choice Act, which includes legislation intended to repeal or replace substantial portions of the Dodd-Frank Act. Among other things, the proposed law would repeal the Volcker Rule limiting certain proprietary investment and trading activities by banks, eliminate the authority of regulators to designate asset managers and other large non-bank institutions as "systemically important financial institutions" or "SIFIs," and repeal the Department of Labor ("DOL") "fiduciary rule" governing standards for dealing with retirement plans until the SEC issues standards for similar dealings by broker-dealers and limiting the substance of any subsequent DOL rule to the SEC standards. The bill was referred to the Senate, where it is unlikely to pass as proposed. On November 16, 2017, a bipartisan group of U.S. Senators, led by Senate Banking Committee Chairman, introduced the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Senate Regulatory Relief Bill"). The Senate Regulatory Relief Bill would revise various post-crisis regulatory requirements and provide targeted regulatory relief to certain financial institutions. Among the most significant of its proposed amendments to the Dodd-Frank Act are a substantial increase in the $50 billion asset threshold for automatic regulation of bank holding companies as SIFIs, an exemption from the Volcker Rule for insured depository institutions with less than $10 billion in consolidated assets and lower levels of trading assets and liabilities, as well as amendments to the liquidity leverage ratio and supplementary leverage ratio requirements. On December 5, 2017, the Senate Banking Committee approved the Senate Regulatory Relief Bill. If the legislation is adopted in the Senate, it remains unclear whether and how it would be reconciled with its House-passed counterpart, the Financial Choice Act, which is substantially different in scope and substance, and ultimately approved by both chambers of Congress. At this time it is not possible to determine whether any such particular proposal will become law or its potential impact on us.
Legislative or other actions relating to taxes could have a negative effect on us.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. In 2017, the Trump administration enacted substantial changes to U.S. fiscal and tax policies, which include comprehensive corporate and individual tax reform. On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which significantly changed the Code, including by, among other changes, instituting a reduction in the corporate income tax rate, changing the tax rates applicable to non-corporate taxpayers, creating a new limitation on the deductibility of interest expense and other deductions, and making significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Cuts and Jobs Act also authorizes the IRS to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax Cuts and Jobs Act, or regulations or other guidance issued under it, might affect us, our business, the business of our portfolio companies, or an investment in our securities. In addition, other legislation, U.S. Treasury regulations, administrative interpretations or court decisions, with or without retroactive application, could affect the U.S. federal income tax consequences to our investors and us or could have other adverse consequences. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.
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
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.
Actions by the BBA, the United Kingdom Financial Conduct Authority or other regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

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
As a consequence of the United Kingdom’s vote to withdraw from the European Union (the “EU”), the government of the United Kingdom gave notice of its withdrawal from the EU (“Brexit”). As a result of this decision, the financial markets experienced high levels of volatility and it is likely that, in the near term, Brexit will continue to bring about higher levels of uncertainty and volatility. During this period of uncertainty, the negative impact on not only the United Kingdom and European economies, but the broader global economy, could be significant, potentially resulting in increased market and currency volatility (including volatility of the value of the British pound sterling relative to the United States dollar and other currencies and volatility in global currency markets generally), and illiquidity and lower economic growth for companies that rely significantly on Europe for their business activities and revenues. It is possible that certain economic activity will be curtailed until some signs of clarity begin to emerge, including negotiations around the terms for United Kingdom’s exit out of the EU. Additional risks associated with the outcome of Brexit include macroeconomic risk to the United Kingdom and European economies, impetus for further disintegration of the EU and related political stresses (including those related to sentiment against cross border capital movements and activities of investors like us), prejudice to financial services business that are conducting business in the EU and which are based in the United Kingdom, legal uncertainty regarding achievement of compliance with applicable financial and commercial laws and regulations in view of the expected steps to be taken pursuant to or in contemplation of Article 50 of the Treaty on European Union and negotiations undertaken under Article 218 of the Treaty on the Functioning of the European Union, and the unavailability of timely information as to expected legal, tax and other regimes. Any further exits from the EU, or the possibility of such exits, would likely cause additional market disruption globally and introduce new legal and regulatory uncertainties. We will continue to monitor the potential impact of Brexit on its results of operations and financial condition.
The occurrence of events similar to those in recent years, such as the aftermath of the war in Iraq, instability in Afghanistan, Pakistan, Egypt, Libya, Syria, Russia, Ukraine and the Middle East, ongoing epidemics of infectious diseases in certain parts of the world, terrorist attacks in the U.S. and around the world, social and political discord, debt crises (such as the Greek crisis), sovereign debt downgrades, continued tensions between North Korea and the United States and the international community generally, new and continued political unrest in various countries, such as Venezuela, the exit or potential exit of one or more countries from the EU or the Economic and Monetary Union, the change in the U.S. president and the new administration, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the U.S. and worldwide.
The occurrence of any of these above event(s) could have a significant adverse impact on the value and risk profile of our portfolio. We do not know how long the securities markets may be affected by similar events and cannot predict the effects of similar events in the future on the U.S. economy and securities markets. Non-investment grade and equity securities tend to be more volatile than investment-grade fixed income securities; therefore, these events and other market disruptions may have a greater impact on the prices and volatility of non-investment grade and equity securities than on investment-grade fixed income securities. There can be no assurances that similar events and other market disruptions will not have other material and adverse implications.

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
A portion of the debt investments we make bears interest at fixed rates and other debt investments bear interest at variable rates with floors and the value of these investments could be negatively affected by increases in market interest rates. In addition, as the interest rate on our revolving credit facility is at a variable rate based on an index, an increase in interest rates would make it more expensive to use debt to finance our investments. As a result, an increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which could reduce our net investment income or net increase in net assets resulting from operations. A portion of our floating rate investments may include features such as LIBOR floors. To the extent we invest in credit instruments with LIBOR floors, we may lose some of the benefits of incurring leverage. Specifically, if we issue preferred stock or debt (or otherwise borrow money), our costs of leverage will increase as rates increase. However, we may not benefit from the higher coupon payments resulting from increased interest rates if our investments in LIBOR floors and rates do not rise to levels above the LIBOR floors. In this situation, we will experience increased financing costs without the benefit of receiving higher income. This in turn may result in the potential for a decrease in the level of income available for dividends or distributions made by us.
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
Our most recent NAV was calculated on June 30, 2018 and our NAV when calculated effective September 30, 2018 and thereafter may be higher or lower.
Our NAV per share is $9.35 as of June 30, 2018. NAV per share as of September 30, 2018 may be higher or lower than $9.35 based on potential changes in valuations, issuances of securities, repurchases of securities, dividends paid and earnings for the quarter then ended. Our Board of Directors has not yet determined the fair value of portfolio investments at any date subsequent to June 30, 2018. Our Board of Directors determines the fair value of our portfolio investments on a quarterly basis in connection with the preparation of quarterly financial statements and based on input from independent valuation firms, the Investment Adviser, the Administrator and the Audit Committee of our Board of Directors.
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
The Investment Adviser is entitled to incentive compensation for each fiscal quarter based, in part, on our pre-incentive fee net investment income if any, for the immediately preceding calendar quarter above a performance threshold for that quarter. Accordingly, since the performance threshold is based on a percentage of our net asset value, decreases in our net asset value make it easier to achieve the performance threshold. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses or depreciation that we may incur in the fiscal quarter, even if such capital losses or depreciation result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay the Investment Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. In addition, increases in interest rates may increase the amount of incentive fees we pay to our Investment Adviser even though our performance relative to the market has not increased.
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
Our business operations rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through "hacking" or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.
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
Our business is dependent on our and third parties’ communications and information systems. Further, in the ordinary course of our business we or our Investment Adviser may engage certain third party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our business activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

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
The annual distribution requirement for a RIC will generally be satisfied if we distribute at least 90% of our ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants that could, under certain circumstances, restrict us from making distributions necessary to qualify for RIC tax treatment. If we are unable to obtain cash from other sources, we may fail to qualify for RIC tax treatment and, thus, may be subject to corporate-level income tax on all of our taxable income.

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
If we fail to qualify as a RIC for any reason or become subject to corporate income tax, the resulting corporate taxes would substantially reduce our net assets, the amount of income available for distribution, and the actual amount of our distributions. Such a failure could have a materially adverse effect on us and our stockholders. For additional information regarding asset coverage ratio and RIC requirements, see “Business - Material U.S. Federal Income Tax Considerations” and “Business - Regulation as a Business Development Company.”
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
Since in some cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty distributing at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, as required to maintain RIC tax treatment. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC treatment and thus become subject to corporate-level income tax. See “Business - Material U.S. Federal Income Tax Considerations” and “Business - Regulation as a Business Development Company.”
Regulations governing our operation as a business development company affect our ability to raise, and the way in which we raise, additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.
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
We seek to generate both current income and capital appreciation. However, the securities we invest in may not appreciate and, in fact, may decline in value, and the issuers of debt securities we invest in may default on interest and/or principal payments. Accordingly, we may not be able to realize gains from our investments, and any gains that we do realize may not be sufficient to offset any losses we experience. See “Business - Our Investment Objective and Policies.”
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
The application of the risk retention rules under Section 941 of the Dodd-Frank Act to CLOs may have broader effects on the CLO and loan markets in general, potentially resulting in fewer or less desirable investment opportunities for us..
Section 941 of the Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) added a provision to the Exchange Act, requiring the seller, sponsor or securitizer of a securitization vehicle to retain no less than five percent of the credit risk in assets it sells into a securitization and prohibiting such securitizer from directly or indirectly hedging or otherwise transferring the retained credit risk. The responsible federal agencies adopted final rules implementing these restrictions on October 22, 2014. The risk retention rules became effective with respect to CLOs two years after publication in the Federal Register. Under the final rules, the asset manager of a CLO is considered the sponsor of a securitization vehicle and is required to retain five percent of the credit risk in the CLO, which may be retained horizontally in the equity tranche of the CLO or vertically as a five percent interest in each tranche of the securities issued by the CLO. Although the final rules contain an exemption from such requirements for the asset manager of a CLO if, among other things, the originator or lead arranger of all of the loans acquired by the CLO retain such risk at the asset level and, at origination of such asset, takes a loan tranche of at least 20% of the aggregate principal balance, it is possible that the originators and lead arrangers of loans in this market will not agree to assume this risk or provide such retention at origination of the asset in a manner that would provide meaningful relief from the risk retention requirements for CLO managers.
We believe that the U.S. risk retention requirements imposed for CLO managers under Section 941 of the Dodd-Frank Act has created some uncertainty in the market in regard to future CLO issuance. Given that certain CLO managers may require capital provider partners to satisfy this requirement, we believe that this may create additional risks for us in the future.
On February 9, 2018, a panel of the United States Court of Appeals for the District of Columbia Circuit ruled (the “D.C. Circuit Ruling”) that the federal agencies exceeded their authority under the Dodd-Frank Act in adopting the final rules as applied to asset managers of open-market CLOs. On April 5, 2018, the United States District Court for the District of Columbia entered an order implementing the D.C. Circuit Ruling and thereby vacated the U.S. Risk Retention Rules insofar as they apply to CLO managers of “open market CLOs”.
As of the date of hereof, there has been no petition for writ of certiorari filed requesting the case to be heard by the United States Supreme Court. Since there hasn’t been a successful challenge to the D.C. Circuit Ruling and the United States District Court for the District of Columbia has issued the above described order implementing the D.C. Circuit Ruling, collateral managers of open market CLOs are no longer required to comply with the U.S. Risk Retention Rules at this time. As such, it is possible that some collateral managers of open market CLOs will decide to dispose of the notes constituting the “eligible vertical interest” or “eligible horizontal interest” they were previously required to retain, or decide to take other action with respect to such notes that is not otherwise permitted by the U.S. risk retention rules. As a result of this decision, certain CLO managers of “open market CLOs” will no longer be required to comply with the U.S. risk retention rules solely because of their roles as managers of “open market CLOs”, and there may be no “sponsor” of such securitization transactions and no party may be required to acquire and retain an economic interest in the credit risk of the securitized assets of such transactions.
There can be no assurance or representation that any of the transactions, structures or arrangements currently under consideration by or currently used by CLO market participants will comply with the U.S. risk retention rules to the extent such rules are reinstated or otherwise become applicable to open market CLOs. The ultimate impact of the U.S. risk retention rules on the loan securitization market and the leveraged loan market generally remains uncertain, and any negative impact on secondary market liquidity for securities comprising a CLO may be experienced due to the effects of the U.S. risk retention rules on market expectations or uncertainty, the relative appeal of other investments not impacted by the U.S. risk retention rules and other factors.
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

To the extent original issue discount (“OID”) and payment in kind (“PIK”) interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.
Our investments may include OID instruments and PIK interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

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
Capitalizing PIK interest to loan principal increases our gross assets, thus increasing our Investment Adviser’s future base management fees, and increases future investment income, thus increasing our Investment Adviser’s future income incentive fees at a compounding rate.
Market prices of zero-coupon or PIK securities may be affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash.
For accounting purposes, any cash distributions to stockholders representing OID and PIK income are not designated as paid-in capital, even if the cash to pay them derives from offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.
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

Illustration.    The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of interest expense. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $5.8 billion in total assets, (ii) an average cost of funds of 5.30%, (iii) $2.3 billion in debt outstanding and (iv) $3.5 billion of shareholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10.0)%	(5.0)%	—%	5.0%	10.0%
Corresponding Return to Stockholder	(20.1)%	(11.8)%	(3.5)%	4.8%	13.1%

The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of June 30, 2018. As a result, it has not been updated to take into account any changes in assets or leverage since June 30, 2018.
On March 23, 2018, the Small Business Credit Availability Act was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs, including changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement to 150% from 200% under certain circumstances. While certain other BDCs have elected to allow for the increase in leverage, after consideration of the expected negative impact on us, including a rating downgrade by S&P, our Board of Directors has not currently elected to approve the application of the modified asset coverage requirements for the Company.
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

As of June 30, 2018, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in our credit facility. Failure to comply with these covenants would result in a default under this facility which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments under the facility and thereby have a material adverse impact on our business, financial condition and results of operations.
Failure to extend our existing credit facility, the revolving period of which is currently scheduled to expire on March 27, 2022, could have a material adverse effect on our results of operations and financial position and our ability to pay expenses and make distributions.

The revolving period for our credit facility with a syndicate of lenders is currently scheduled to terminate on March 27, 2022, with an additional two year amortization period (with distributions allowed) after the completion of the revolving period. During such two year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two year amortization period, the remaining balance will become due, if required by the lenders. If the credit facility is not renewed or extended by the participant banks by March 27, 2022, we will not be able to make further borrowings under the facility after such date and the outstanding principal balance on that date will be due and payable on March 27, 2024. As of June 30, 2018, we had $37,000 of outstanding borrowings under our credit facility. Interest on borrowings under the credit facility is one-month LIBOR plus 220 basis points with a minimum LIBOR floor of zero. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 50 basis points if more than 60% of the credit facility is drawn, or 100 basis points if more than 35% and an amount less than or equal to 60% of the credit facility is drawn, or 150 basis points if an amount less than or equal to 35% of the credit facility is drawn.
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
The Unsecured Notes mature at various dates from July 15, 2018 to October 15, 2043. If we are unable to refinance the Unsecured Notes or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding at maturity under the facility during the two-year term-out period through one or more of the following: (1) borrowing additional funds under our then current credit facility, (2) issuance of additional common stock or (3) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position. In addition, our stock price could decline significantly; we would be restricted in our ability to acquire new investments and, in connection with our year-end audit, our independent registered accounting firm could raise an issue as to our ability to continue as a going concern.
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
Shares of closed-end investment companies frequently trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to predict whether any shares of our common stock will trade at, above, or below net asset value. The stocks of BDCs as an industry, including shares of our common stock, currently trade below net asset value as a result of concerns over liquidity, interest rate changes, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2016 annual meeting of stockholders held on December 2, 2016, our stockholders approved our ability, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering, to sell shares of our common stock at any level of discount from net asset value per share during the 12 month period following December 2, 2016. Similar to our 2017 annual meeting, we do not intend to seek stockholder approval at our 2018 annual meeting to continue for an additional 12 month period our ability to sell shares of common stock at any level of discount from net asset value per share, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering, but may seek stockholder approval to do so in the future.
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
Our stockholders may experience dilution in their ownership percentage if they opt out of our dividend reinvestment plan.
All dividends declared in cash payable to stockholders that are participants in our dividend reinvestment plan are automatically reinvested in shares of our common stock. As a result, our stockholders that opt out of our dividend reinvestment plan will experience dilution in their ownership percentage of our common stock over time. Stockholders who do not elect to receive distributions in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to a stockholder.

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
At our 2016 annual meeting of stockholders held on December 12, 2016, our stockholders approved our ability, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering, to sell shares of our common stock at any level of discount from net asset value per share during the 12 month period following December 2, 2016. Similar to our 2017 annual meeting, we do not intend to seek stockholder approval at our 2018 annual meeting to continue for an additional 12 month period our ability to sell shares of common stock at any level of discount from net asset value per share, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering, but may seek stockholder approval to do so in the future. The issuance or sale by us of shares of our common stock or securities to subscribe for or are convertible into shares of our common stock at a discount to net asset value poses a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares of common stock at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares of common stock if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuance or sale. In addition, such sales may adversely affect the price at which our common stock trades. We have sold shares of our common stock at prices below net asset value per share in the past and may do so to the future. We have not sold any shares of our common stock at prices below net asset value per share since December 3, 2014.
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
On February 10, 2014, we received an exemptive order from the SEC (the “Order”) that gave us the ability to negotiate terms other than price and quantity of co-investment transactions with other funds managed by the Investment Adviser or certain affiliates, including Priority Income Fund, Inc. and Pathway Capital Opportunity Fund, Inc. (f/k/a Pathway Energy Infrastructure Fund, Inc.), subject to the conditions included therein. Under the terms of the relief permitting us to co-invest with other funds managed by our Investment Adviser or its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. In certain situations where co-investment with one or more funds managed by the Investment Adviser or its affiliates is not covered by the Order, such as when there is an opportunity to invest in different securities of the same issuer, the personnel of the Investment Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. Moreover, except in certain circumstances, when relying on the Order, we will be unable to invest in any issuer in which one or more funds managed by the Investment Adviser or its affiliates has previously invested.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We do not own any real estate or other physical properties materially important to our operation. Our principal executive offices are located at 10 East 40th Street, New York, New York 10016, where we occupy our office space pursuant to our Administration Agreement with Prospect Administration. The office facilities, which are shared with the Investment Adviser and Administrator, consist of approximately 32,500 square feet, with various leases expiring up to and through 2023. We believe that our office facilities are suitable and adequate for our business as currently conducted.
Item 3. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of June 30, 2018.
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

Year Ended	Net Asset Value Per Share(1)	Sales Price		Premium (Discount) of High Sales Price to Net Asset Value	Premium (Discount) of Low Sales Price to Net Asset Value
		High	Low
June 30, 2017
First quarter	$9.60	$8.65	$7.80	(9.9%)	(18.8%)
Second quarter	9.62	8.50	7.46	(11.6%)	(22.5%)
Third quarter	9.43	9.53	8.42	1.1%	(10.7%)
Fourth quarter	9.32	9.40	7.95	0.9%	(14.7%)
June 30, 2018
First quarter	$9.12	$8.34	$6.55	(8.6%)	(28.2%)
Second quarter	9.28	7.26	5.56	(21.8%)	(40.1%)
Third quarter	9.23	7.01	6.21	(24.1%)	(32.7%)
Fourth quarter	9.35	6.93	6.30	(25.9%)	(32.6%)

(1)
Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.

As of August 28, 2018, there were 150 shareholders of record of our common stock. This figure does not include a substantially greater number of beneficial holders of our common stock, whose shares are held in the names of brokers, dealers and clearing agencies.
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
We did not have an excise tax liability for the calendar year ended December 31, 2017. As of June 30, 2018, we do not expect to have any excise tax due for the 2018 calendar year. Tax characteristics of all distributions will be reported to stockholders, as appropriate, on Form 1099-DIV after the end of the calendar year.
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
During the years ended June 30, 2018 and June 30, 2017, we distributed approximately $277.2 million and $359.0 million, respectively, to our stockholders. The following table summarizes our distributions declared and payable for the years ended June 30, 2017 and June 30, 2018.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/9/2016	7/29/2016	8/18/2016	$0.083330	$29,783
5/9/2016	8/31/2016	9/22/2016	0.083330	29,809
8/25/2016	9/30/2016	10/20/2016	0.083330	29,837
8/25/2016	10/31/2016	11/17/2016	0.083330	29,863
11/8/2016	11/30/2016	12/22/2016	0.083330	29,890
11/8/2016	12/30/2016	1/19/2017	0.083330	29,915
11/8/2016	1/31/2017	2/16/2017	0.083330	29,940
2/7/2017	2/28/2017	3/23/2017	0.083330	29,963
2/7/2017	3/31/2017	4/20/2017	0.083330	29,989
2/7/2017	4/28/2017	5/18/2017	0.083330	29,994
5/9/2017	5/31/2017	6/22/2017	0.083330	29,999
5/9/2017	6/30/2017	7/20/2017	0.083330	30,005
Total declared and payable for the year ended June 30, 2017				$358,987

5/9/2017	7/31/2017	8/24/2017	$0.083330	$30,011
5/9/2017	8/31/2017	9/21/2017	0.083330	30,017
8/28/2017	9/29/2017	10/19/2017	0.060000	21,619
8/28/2017	10/31/2017	11/22/2017	0.060000	21,623
11/8/2017	11/30/2017	12/21/2017	0.060000	21,630
11/8/2017	12/29/2017	1/18/2018	0.060000	21,659
11/8/2017	1/31/2018	2/15/2018	0.060000	21,691
2/7/2018	2/28/2018	3/22/2018	0.060000	21,724
2/7/2018	3/30/2018	4/19/2018	0.060000	21,759
2/7/2018	4/30/2018	5/24/2018	0.060000	21,797
5/9/2018	5/31/2018	6/21/2018	0.060000	21,829
5/9/2018	6/29/2018	7/19/2018	0.060000	21,865
Total declared and payable for the year ended June 30, 2018				$277,224
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during the years ended June 30, 2018 and June 30, 2017. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to June 30, 2018:

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

During the years ended June 30, 2018 and June 30, 2017, we distributed 4,333,005 and 2,969,702 shares of our common stock, respectively, in connection with the dividend reinvestment plan. All of the shares distributed were new issues. The following table summarizes the shares issued through the reinvestment of dividends in the years ended June 30, 2017 and June 30, 2018.

Record Date	Payment Date	Shares Issued	Value of Shares (in thousands)	% of Distribution
6/30/2016	7/21/2016	307,564	$2,537	8.5%
7/29/2016	8/18/2016	310,101	2,614	8.8%
8/31/2016	9/22/2016	317,262	2,602	8.7%
9/30/2016	10/20/2016	326,945	2,645	8.9%
10/31/2016	11/17/2016	327,506	2,564	8.6%
11/30/2016	12/22/2016	303,671	2,566	8.6%
12/31/2016	1/19/2017	295,904	2,557	8.5%
1/31/2017	2/16/2017	274,043	2,571	8.6%
2/28/2017	3/23/2017	315,476	2,846	9.5%
3/31/2017	4/20/2017	53,517	496	1.7%
4/28/2017	5/18/2017	65,054	531	1.8%
5/31/2017	6/22/2017	72,659	587	2.0%
Total issued in the year ended June 30, 2017		2,969,702	$25,116

6/30/2017	7/20/2017	66,881	$546	1.8%
7/31/2017	8/24/2017	77,948	570	1.9%
8/31/2017	9/21/2017	88,660	597	2.0%
9/29/2017	10/19/2017	83,913	529	2.5%
10/31/2017	11/22/2017	98,276	679	3.1%
11/30/2017	12/21/2017	488,141	3,397	15.7%
12/29/2017	1/18/2018	546,596	3,722	17.2%
1/31/2018	2/15/2018	540,758	3,742	17.3%
2/28/2018	3/22/2018	589,256	3,836	17.7%
3/30/2018	4/19/2018	608,202	3,947	18.1%
4/28/2018	5/24/2018	572,125	3,925	18.0%
5/31/2018	6/21/2018	572,249	3,966	18.2%
Total issued in the year ended June 30, 2018		4,333,005	$29,456
Registered stockholders who opt out of the dividend reinvestment plan must notify the plan administrator prior to the payment date in order for that distribution to be paid in cash. As such, the table above includes distributions with payment dates during the years ended June 30, 2018 and June 30, 2017. It does not include distributions previously declared and recorded as payable to stockholders on any future dates, as those amounts are not yet determinable.
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
We did not repurchase any shares of our common stock under the Repurchase Program for the years ended June 30, 2018 and June 30, 2017.

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
As of June 30, 2018, the approximate dollar value of shares that may yet be purchased under the plan is $65,860.
During the year ended June 30, 2018, Prospect officers purchased 12,241,104 shares of our stock, or 3.36% of total outstanding shares as of June 30, 2018, both through the open market transactions and shares issued in connection with our dividend reinvestment plan.
The following table summarizes the shares purchased by Prospect officers during the year ended June 30, 2018.

Period	Total Number of Shares Purchased in Open Market	Average price paid per share	Total Number of Shares Purchased Through Dividend Reinvestment Plan
July 1, 2017 - July 31, 2017	—	$—	3,881
August 1, 2017 - August 31, 2017	1,000	6.75	4,381
September 1, 2017 - September 30, 2017	50,000	6.69	4,813
October 1, 2017 - October 31, 2017	—	—	3,763
November 1, 2017 - November 30, 2017	3,368,031	6.72	3,468
December 31, 2017 - December 31, 2017	5,403,494	6.92	231,753
January 1, 2018 - January 31, 2018	—	—	287,808
February 1, 2018 - February 28, 2018	864,425	6.69	285,720
March 1, 2018 - March 31, 2018	474,905	6.54	311,849
April 1, 2018 - April 30, 2018	—	—	322,584
May 1, 2018 - May 30, 2018	3,649	6.66	308,026
June 1, 2018 - June 30, 2018	—	—	307,554
Total	10,165,504		2,075,600

Stock Performance Graph
The following graph compares a shareholder’s cumulative total return for the last five fiscal years as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500 Index; (iii) the stocks included in the S&P 500 Financials Sector Index; and (iv) a customized BDC Peer Group composed of Apollo Investment Corporation, Ares Capital Corporation, BlackRock Capital Investment Corporation, Gladstone Capital Corporation, and MVC Capital, Inc. The graph is based on historical stock prices and measures total shareholder return, which takes into account both changes in stock price and dividends. The total return assumes that dividends were reinvested daily and is based on a $100 investment on June 30, 2013.
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

	Year Ended June 30,
	2018	2017	2016	2015	2014
Summary of Operations
Total investment income	$657,845	$701,046	$791,973	$791,084	$712,291
Total operating expenses	370,995	394,964	420,845	428,337	355,068
Net investment income	286,850	306,082	371,128	362,747	357,223
Net Realized and Change in Unrealized Gains (Losses) from Investments	20,607	(46,165)	(267,990)	(12,458)	(38,203)
Net realized (losses) gains on extinguishment of debt	(7,594)	(7,011)	224	(3,950)	—
Net increase in net assets resulting from operations	299,863	252,906	103,362	346,339	319,020

Per Share Data
Net investment income(1)	$0.79	$0.85	$1.04	$1.03	$1.19
Net increase in net assets resulting from operations(1)	0.83	0.70	0.29	0.98	1.06
Dividends to shareholders	(0.77)	(1.00)	(1.00)	(1.19)	(1.32)
Net asset value at end of year	9.35	9.32	9.62	10.31	10.56

Balance Sheet Data
Total assets(4)	$5,838,820	$6,172,789	$6,236,181	$6,753,914	$6,420,259
Total debt outstanding(4)	2,311,809	2,642,195	2,666,939	2,939,596	2,716,041
Net assets	3,407,047	3,354,952	3,435,917	3,703,049	3,618,182

Other Data
Investment purchases for the year	$1,707,294	$1,489,470	$979,102	$1,867,477	$2,933,365
Investment sales and repayments for the year	$1,831,286	$1,413,882	$1,338,875	$1,411,562	$767,978
Number of portfolio companies at year end	135	121	125	131	142
Total return based on market value(2)	(7.4)%	16.8%	21.8%	(20.8)%	10.9%
Total return based on net asset value(2)	12.4%	9.0%	7.2%	11.5%	11.0%
Weighted average yield on debt portfolio at year end(3)	13.0%	12.2%	13.2%	12.7%	12.1%
Weighted average yield on total portfolio at year end	10.5%	10.4%	12.0%	11.9%	11.9%

(1)	Per share data is based on the weighted average number of common shares outstanding for the years presented (except for dividends to shareholders which is based on actual rate per share).

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

(4)
We have changed our method of presentation relating to debt issuance costs in accordance with ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30). Unamortized deferred financing costs of $40,526, $44,140, and $57,010 previously reported as an asset on the Consolidated Statements of Assets and Liabilities as of June 30, 2016, 2015, and 2014 respectively have been reclassified as a direct deduction to the respective Unsecured Notes. See Critical Accounting Policies and Estimates for further discussion.

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
We consolidate certain of our wholly-owned and substantially wholly-owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements and are collectively referred to as the “Consolidated Holdings Companies”: APH Property Holdings, LLC (“APH”); Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”); CCPI Holdings Inc.; CP Holdings of Delaware LLC (“CP Holdings”); Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC (“First Tower Delaware”); Harbortouch Holdings of Delaware Inc.; MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc. (“NMMB Holdings, Inc.”); NPH Property Holdings, LLC (“NPH”); STI Holding, Inc.; UPH Property Holdings, LLC (“UPH”); Valley Electric Holdings I, Inc.; Valley Electric Holdings II, Inc.; and Wolf Energy Holdings Inc. (“Wolf Energy Holdings”). On October 10, 2014, concurrent with the sale of the operating company, our ownership increased to 100% of the outstanding equity of ARRM Services, Inc. (“ARRM”), which was renamed SB Forging Company, Inc. (“SB Forging”). As such, we began consolidating SB Forging on October 11, 2014. Effective May 23, 2016, in connection with the merger of American Property REIT Corp. (“APRC”) and United Property REIT Corp. (“UPRC”) with and into National Property REIT Corp. (“NPRC”), APH and UPH merged with and into NPH, and were dissolved. Effective April 6, 2018, Arctic Equipment merged with and into CP Energy Services, Inc. (“CP Energy”), a substantially wholly-owner subsidiary of CP Holdings, with CP Energy continuing as the surviving entity.
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
We currently have nine strategies that guide our origination of investment opportunities: (1) lending to companies controlled by private equity sponsors, (2) lending to companies not controlled by private equity sponsors, (3) purchasing controlling equity positions and lending to operating companies, (4) purchasing controlling equity positions and lending to financial services companies, (5) purchasing controlling equity positions and lending to real estate companies, (6) purchasing controlling equity positions and lending to aircraft leasing companies, (7) investing in structured credit, (8) investing in syndicated debt and (9) investing in consumer and small business loans and asset-backed securitizations. We may also invest in other strategies and opportunities from time to time that we view as attractive. We continue to evaluate other origination strategies in the ordinary course of business with no specific top-down allocation to any single origination strategy.
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
Investing in Structured Credit - We make investments in CLOs, often taking a significant position in the subordinated interests (equity) and debt of the CLOs. The underlying portfolio of each CLO investment is diversified across approximately 100 to 200 broadly syndicated loans and does not have direct exposure to real estate, mortgages, or consumer-based credit assets. The CLOs in which we invest are managed by established collateral management teams with many years of experience in the industry. This strategy has comprised approximately 10%-20% of our portfolio.
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
Investing in Consumer and Small Business Loans and Asset-Backed Securitizations - We purchase loans originated by certain consumer and small-and-medium-sized business (“SME”) loan facilitators. We generally purchase each loan in its entirety (i.e., a “whole loan”) and we invest in asset-backed securitizations collateralized by consumer or small business loans. The borrowers are consumers and SMEs and the loans are typically serviced by the facilitators of the loans. This investment strategy has comprised up to approximately 1% of our portfolio.
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

We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of June 30, 2018, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $2,300,526 and $2,404,326, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Annual Report. We consolidate all wholly-owned and substantially wholly-owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
Fourth Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended June 30, 2018, we acquired $241,150 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $95,415, and recorded paid in kind (“PIK”) interest of $3,276, resulting in gross investment originations of $339,841. During the three months ended June 30, 2018, we received full repayments on five investments, partially sold two investments and received several partial prepayments and amortization payments totaling $362,287.
Debt Issuances and Redemptions
During the three months ended June 30, 2018, we issued $6,869 aggregate principal amount of Prospect Capital InterNotes® with a stated and weighted average interest rate of 4.98%, to extend our borrowing base. The newly issued notes mature between April 15, 2023 and May 15, 2026 and generated net proceeds of $6,763.
During the three months ended June 30, 2018, we repaid $2,016 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended June 30, 2018 was $60.
On May 18, 2018, we issued an additional $103,500 aggregate principal amount of convertible notes that mature on July 15, 2022 (the “Additional 2022 Notes”, and together with the Original 2022 Notes, the “2022 Notes”), unless previously converted or repurchased in accordance with their terms. The Additional 2022 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2022 Notes and bear interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2018. Total proceeds from the issuance of the Additional 2022 Notes, net of underwriting discounts and offering costs, were $100,749. Following the issuance of the Additional 2022 notes, the outstanding aggregate principal amount of the 2022 Notes is now $328,500.
In May 2018, we repurchased $98,353 aggregate principal amount of the 2019 Notes at a price of 102.0, including commissions. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the 2019 Notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on extinguishment of debt we recorded in the three months ending June 30, 2018 was $2,383.
On June 20, 2018, we issued an additional $70,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Additional 2023 Notes”, and together with the Original 2023 Notes, the “2023 Notes”). The Additional 2023 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2023 Notes and bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the Additional 2023 Notes, net of underwriting discounts, were $69,403. Following the issuance of the Additional 2023 Notes, the outstanding aggregate principal amount of our 5.875% Senior Notes due 2023 is $320,000.
On June 7, 2018, we commenced a tender offer to purchase for cash any and all of the $300,000 aggregate principal amount outstanding of the 5.00% 2019 Notes. On June 20, 2018, $146,464 aggregate principal amount of the 5.00% 2019 Notes, representing 48.8% of the previously outstanding 5.00% 2019 Notes, were validly tendered and accepted. The transaction resulted in our recognizing a $3,705 loss during the three months ended June 30, 2018.

On June 7, 2018, we issued $55,000 aggregate principal amount of unsecured notes that mature on June 15, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts and offering costs were $53,119.
Equity Issuances
On April 19, 2018, May 24, 2018, and June 21, 2018, we issued 608,202, 572,125, and 572,249 shares of our common stock in connection with the dividend reinvestment plan, respectively.
Investment Holdings
As of June 30, 2018, we continue to pursue our investment strategy. At June 30, 2018, approximately $5,727,279, or 168.1%, of our net assets are invested in 135 long-term portfolio investments and CLOs.
During the year ended June 30, 2018, we originated $1,730,657 of new investments, primarily composed of $1,457,615 of debt and equity financing to non-controlled portfolio investments, $218,695 of debt and equity financing to controlled investments, and $54,347 of subordinated notes in CLOs. Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans, though we also continue to close select junior debt and equity investments. Our annualized current yield was 13.0% and 12.2% as of June 30, 2018 and June 30, 2017, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 10.5% and 10.4% as of June 30, 2018 and June 30, 2017, respectively, across all investments. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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
As of June 30, 2018, we own controlling interests in the following portfolio companies: CCPI Inc. (“CCPI”); CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (f/k/a Echelon Aviation, LLC, “Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”), MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC) (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); R-V Industries, Inc. (“R-V”); SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company) (“Gulfco”); USES Corp. (“USES”); Valley Electric Company, Inc. (“Valley Electric”); and Wolf Energy, LLC (“Wolf Energy”). We also own affiliated interests in Edmentum Ultimate Holdings, LLC (“Edmentum”); Nixon, Inc. (“Nixon”) and Targus International, LLC (“Targus”).
The following shows the composition of our investment portfolio by level of control as of June 30, 2018 and June 30, 2017:

	June 30, 2018				June 30, 2017
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$2,300,526	39.5%	$2,404,326	42.0%	$1,840,731	30.8%	$1,911,775	32.7%
Affiliate Investments	55,637	0.9%	58,436	1.0%	22,957	0.4%	11,429	0.2%
Non-Control/Non-Affiliate Investments	3,475,295	59.6%	3,264,517	57.0%	4,117,868	68.8%	3,915,101	67.1%
Total Investments	$5,831,458	100.0%	$5,727,279	100.0%	$5,981,556	100.0%	$5,838,305	100.0%

The following shows the composition of our investment portfolio by type of investment as of June 30, 2018 and June 30, 2017:

	June 30, 2018				June 30, 2017
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Revolving Line of Credit	$38,659	0.7%	$38,559	0.7%	$27,409	0.5%	$27,409	0.5%
Senior Secured Debt	2,602,018	44.6%	2,481,353	43.3%	2,940,163	49.2%	2,798,796	47.9%
Subordinated Secured Debt	1,318,028	22.6%	1,260,525	22.0%	1,160,019	19.4%	1,107,040	19.0%
Subordinated Unsecured Debt	38,548	0.7%	32,945	0.6%	37,934	0.6%	44,434	0.8%
Small Business Loans	30	—%	17	—%	8,434	0.1%	7,964	0.1%
CLO Debt	6,159	0.1%	6,159	0.1%	—	—%	—	—%
CLO Residual Interest	1,096,768	18.8%	954,035	16.7%	1,150,006	19.2%	1,079,712	18.5%
Preferred Stock	92,346	1.6%	75,986	1.3%	112,394	1.9%	83,209	1.4%
Common Stock	445,364	7.6%	517,858	9.0%	295,200	4.9%	391,374	6.7%
Membership Interest	193,538	3.3%	257,799	4.5%	249,997	4.2%	206,012	3.5%
Participating Interest(1)	—	—%	101,126	1.8%	—	—%	91,491	1.6%
Escrow Receivable	—	—%	917	—%	—	—%	864	—%
Total Investments	$5,831,458	100.0%	$5,727,279	100.0%	$5,981,556	100.0%	$5,838,305	100.0%

(1)	Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.
The following shows our investments in interest bearing securities by type of investment as of June 30, 2018 and June 30, 2017:

	June 30, 2018				June 30, 2017
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien	$2,632,843	51.6%	$2,512,078	52.6%	$2,959,738	55.6%	$2,818,371	55.6%
Second Lien	1,325,862	26.0%	1,268,359	26.6%	1,167,853	21.9%	1,114,874	22.0%
Unsecured	38,548	0.8%	32,945	0.7%	37,934	0.7%	44,434	0.9%
Small Business Loans	30	—%	17	—%	8,434	0.2%	7,964	0.2%
CLO Debt	6,159	0.1%	6,159	0.1%	—	—%	—	—%
CLO Residual Interest	1,096,768	21.5%	954,035	20.0%	1,150,006	21.6%	1,079,712	21.3%
Total Debt Investments	$5,100,210	100.0%	$4,773,593	100.0%	$5,323,965	100.0%	$5,065,355	100.0%
The following shows the composition of our investment portfolio by geographic location as of June 30, 2018 and June 30, 2017:

	June 30, 2018				June 30, 2017
Geographic Location	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Canada	$16,809	0.3%	$17,816	0.3%	$9,831	0.2%	$10,000	0.2%
Cayman Islands	1,102,927	18.9%	960,194	16.8%	1,150,006	19.2%	1,079,712	18.5%
France	12,490	0.2%	12,334	0.2%	9,755	0.2%	8,794	0.2%
MidAtlanticUS	410,644	7.0%	410,644	7.2%	—	—%	—	—%
Midwest US	395,622	6.8%	413,758	7.2%	605,417	10.1%	678,766	11.6%
Northeast US	677,204	11.6%	701,851	12.3%	786,552	13.1%	823,616	14.1%
Northwest US	103,906	1.8%	90,288	1.6%	281,336	4.7%	207,962	3.6%
Puerto Rico	84,713	1.5%	83,507	1.5%	83,410	1.4%	83,410	1.4%
Southeast US	1,243,430	21.3%	1,524,379	26.6%	1,367,606	22.9%	1,412,351	24.2%
Southwest US	723,038	12.4%	599,914	10.4%	616,008	10.3%	558,368	9.5%
Western US	1,060,675	18.2%	912,594	15.9%	1,071,635	17.9%	975,326	16.7%
Total Investments	$5,831,458	100.0%	$5,727,279	100.0%	$5,981,556	100.0%	$5,838,305	100.0%

The following shows the composition of our investment portfolio by industry as of June 30, 2018 and June 30, 2017:

	June 30, 2018				June 30, 2017
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$69,837	1.2%	$82,278	1.4%	$69,837	1.2%	$71,318	1.2%
Air Freight & Logistics	—	—%	—	—%	51,952	0.9%	51,952	0.9%
Auto Components	12,681	0.2%	12,887	0.2%	30,222	0.5%	30,460	0.5%
Building Products	9,905	0.2%	10,000	0.2%	—	—%	—	—%
Capital Markets	19,799	0.3%	20,000	0.3%	14,796	0.2%	15,000	0.3%
Chemicals	—	—%	—	—%	17,489	0.3%	16,699	0.3%
Commercial Services & Supplies	386,187	6.6%	330,024	5.8%	354,185	5.9%	312,634	5.3%
Communications Equipment	39,860	0.7%	40,000	0.7%	—	—%	—	—%
Construction & Engineering	64,415	1.1%	50,797	0.9%	62,258	1.0%	32,509	0.6%
Consumer Finance	485,381	8.3%	586,978	10.2%	469,869	7.9%	502,941	8.6%
Distributors	470,750	8.1%	402,465	7.0%	140,847	2.4%	83,225	1.4%
Diversified Consumer Services	173,695	3.0%	163,152	2.8%	188,912	3.2%	190,662	3.3%
Diversified Telecommunication Services	—	—%	—	—%	4,395	0.1%	4,410	0.1%
Electronic Equipment, Instruments & Components	54,805	0.9%	62,964	1.1%	37,696	0.6%	51,846	0.9%
Energy Equipment & Services	257,371	4.4%	170,574	3.0%	251,019	4.2%	131,660	2.3%
Equity Real Estate Investment Trusts (REITs)	499,858	8.6%	811,915	14.2%	374,380	6.3%	624,337	10.7%
Food Products	9,884	0.2%	9,886	0.2%	—	—%	—	—%
Health Care Equipment & Supplies	43,279	0.7%	43,279	0.8%	—	—%	—	—%
Health Care Providers & Services	421,198	7.2%	404,130	7.1%	422,919	7.2%	421,389	7.1%
Hotels, Restaurants & Leisure	37,295	0.6%	37,295	0.6%	127,638	2.1%	103,897	1.8%
Hotels & Personal Products	24,938	0.4%	24,938	0.4%	—	—%	—	—%
Household Durables	42,539	0.7%	41,623	0.7%	146,031	2.4%	146,183	2.5%
Insurance	2,986	0.1%	2,986	0.1%	—	—%	—	—%
Internet & Direct Marketing Retail	39,813	0.7%	39,813	0.7%	—	—%	—	—%
Internet Software & Services	229,717	4.0%	229,791	4.0%	219,348	3.7%	219,348	3.8%
IT Services	182,183	3.1%	182,578	3.2%	19,531	0.3%	20,000	0.3%
Leisure Products	45,531	0.8%	45,626	0.8%	44,085	0.7%	44,204	0.8%
Machinery	35,488	0.6%	31,886	0.6%	35,488	0.6%	32,678	0.6%
Marine (1)	—	—%	—	—%	8,919	0.1%	8,800	0.2%
Media	143,063	2.5%	140,365	2.4%	469,108	7.8%	466,500	8.0%
Metals & Mining	—	—%	—	—%	9,953	0.2%	10,000	0.2%
Online Lending	327,159	5.6%	243,078	4.2%	424,350	7.0%	370,931	6.3%
Paper & Forest Products	11,328	0.2%	11,226	0.2%	11,295	0.2%	11,500	0.2%
Personal Products	228,575	3.9%	165,020	2.9%	222,698	3.7%	192,748	3.3%
Pharmaceuticals	11,882	0.2%	12,000	0.2%	117,989	2.0%	117,989	2.0%
Professional Services	74,272	1.3%	76,991	1.3%	64,242	1.1%	64,473	1.1%
Real Estate Management & Development	41,860	0.7%	41,860	0.7%	—	—%	—	—%
Software	66,435	1.1%	67,265	1.2%	56,041	0.9%	55,150	0.9%
Technology Hardware, Storage & Peripherals	12,384	0.2%	12,500	0.2%	—	—%	—	—%
Textiles, Apparel & Luxury Goods	46,429	0.8%	60,220	1.1%	285,180	4.8%	274,206	4.7%
Tobacco	14,392	0.3%	14,392	0.3%	14,365	0.2%	14,431	0.2%
Trading Companies & Distributors	63,863	1.1%	56,199	1.0%	64,513	1.1%	64,513	1.1%
Transportation Infrastructure	27,494	0.5%	28,104	0.5%	—	—%	—	—%
Subtotal	$4,728,531	81.1%	$4,767,085	83.2%	$4,831,550	80.8%	$4,758,593	81.5%
Structured Finance (2)	$1,102,927	18.9%	$960,194	16.8%	$1,150,006	19.2%	$1,079,712	18.5%
Total Investments	$5,831,458	100.0%	$5,727,279	100.0%	$5,981,556	100.0%	$5,838,305	100.0%

(1)
Industry includes exposure to the energy markets through our investments in Harley Marine Services, Inc. Including this investment, our overall fair value exposure to the broader energy industry, including energy equipment and services as noted above as of June 30, 2017 is $140,460. We do not hold an investment in Harley Marine Services, Inc. as of June 30, 2018.

(2)	Our CLO investments do not have industry concentrations and as such have been separated in the table above.
Portfolio Investment Activity
During the year ended June 30, 2018, we acquired $820,137 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $881,807, funded $19,309 of revolver advances, and recorded PIK interest of $9,404, resulting in gross investment originations of $1,730,657. The more significant of these transactions are briefly described below.
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
On September 29, 2017, we made a $32,000 first lien senior secured debt investment to support operations and a refinancing of AgaMatrix, Inc., a leading developer, manufacturer, and marketer of diabetes monitoring care solutions. The first lien term loan bears interest at the greater of 10.25% or LIBOR plus 9.00% and has a final maturity of September 29, 2022.
On October 16, 2017, we made a $27,500 second lien secured investment in Transplace Holdings, a provider of transportation management solutions, in support of an acquisition of the company. The second lien term loan bears interest at the greater of 9.75% or LIBOR plus 8.75% and has a final maturity of October 6, 2025.
On November 3, 2017 through November 24, 2017, we made a $40,000 second lien secured investment to support the acquisition of Securus Technologies Holdings, a provider of mission-critical communication technology solutions and services. The second lien term loan bears interest at the greater of 9.25% or LIBOR plus 8.25% and has a final maturity of November 1, 2025.
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
On December 1, 2017, we made a $10,000 second lien secured investment in UTZ Quality Foods, LLC, a salty snack food company, to fund an acquisition. The second lien term loan bears interest at LIBOR plus 7.25% and has a final maturity of November 21, 2025.

On December 4, 2017, we made an additional $235,453 senior secured investment in Broder Bros., Co., to fund an acquisition and a dividend recapitalization. The first lien term loan bears interest at the greater of 9.25% or LIBOR plus 8.00% and has a final maturity of December 2, 2022.
On December 15, 2017, we made a $12,000 second lien secured investment in PharMerica Corporation, which is a leading provider of institutional and specialty pharmacy services. The second lien term loan bears interest at the greater of 8.75% or LIBOR plus 7.75% and has a final maturity of December 7, 2025.
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
During the period from February 8, 2018 through February 9, 2018, we made a $57,100 second lien secured and $10,000 first lien secured investments in Digital Room LLC, an online printing and design company. The second lien term loan bears interest at the greater of 9.75% or LIBOR plus 8.75% and has a final maturity of December 29, 2024. The first lien term loan bears interest at the greater of 6.00% or LIBOR plus 5.00% and has a final maturity of December 29, 2023.
On February 22, 2018, we made a $10,000 second lien secured investment in Janus International Group, LLC, a manufacturer of steel roll-up doors and building components. The second lien term loan bears interest at the greater of 8.75% or LIBOR plus 7.75% and has a final maturity of February 21, 2026.
On March 9, 2018, we made a follow-on $16,921 subordinated debt investment in First Tower LLC, and a $2,664 equity investment in First Tower Finance Company LLC, to support an acquisition. The subordinated debt bears interest at 10.00% and 10.00% PIK interest and has a final maturity of June 24, 2019.
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

On March 19, 2018, we made a $15,000 second lien secured investment in ATS Consolidated Inc., a traffic management company. The second lien term loan bears interest at LIBOR plus 7.75% and has a final maturity of February 27, 2026.
On April 6, 2018, our common equity investment cost in the amount of $60,876 at the date of the merger in Arctic Equipment was exchanged for newly issued common shares of CP Energy. As a result of this merger between these controlled portfolio companies, our equity ownership percentage in CP Energy increased to 99.8%. There were no realized gain or loss recognized by us since this was a merger amongst two portfolio companies under our control.
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
On April 3, 2018, we made a $28,000 first lien senior secured investment in Mobile Posse Inc., which offers home screen content and messaging services to mobile phone carriers. The first lien term loan bears interest at the greater of 10.50% or LIBOR plus 8.50% and has a final maturity of April 3, 2023.
On April 10, 2018, we made a $25,500 Senior Secured Term Loan A and $17,000 Senior Secured Term Loan B investment in SEOTownCenter, Inc., a provider of search engine optimization services. The $25,500 Senior Secured Term Loan A bears interest at the greater of 9.50% or LIBOR plus 7.50% and has a final maturity of April 7, 2023. The $17,000 Senior Secured Term Loan B bears interest at the greater of 14.50% or LIBOR plus 12.50% and has a final maturity of April 7, 2023.
On April 17, 2018, we made a $43,000 Senior Secured Term Loan A and $43,000 Senior Secured Term Loan B investment in MRP Holdco, Inc., a provider of IT-focused contractor and permanent staffing recruitment solutions. The $43,000 Senior Secured Term Loan A bears interest at the greater of 6.00% or LIBOR plus 4.50% and has a final maturity of April 17, 2024. The $43,000 Senior Secured Term Loan B bears interest at the greater of 10.00% or LIBOR plus 8.50% and has a final maturity of April 17, 2024.
On April 17, 2018, we made a $10,000 Second Lien Term Loan investment in Help/Systems Holdings, Inc., a provider of software products. The second lien term loan bears interest at LIBOR + 7.75% and has a final maturity of March 27, 2026.
On May 31, 2018, we purchased $74,700 of first lien senior secured notes and $5,000 of revolving credit issued to support the acquisition of H.IG. ECI Merger Sub, Inc. (“ECI”) by affiliates of H.I.G Capital, LLC (“H.I.G”). Our revolving credit commitment was unfunded at close. ECI is a provider of managed services and technology solutions. The $44,800 Senior Secured Term Loan A bears interest at the greater of 7.00% or LIBOR + 5.50% and has a final maturity of May 31, 2023. The $29,900 Senior Secured Term Loan B bears interest at the greater of 12.00% or LIBOR plus 10.50% and has a final maturity of May 31, 2023. The revolving credit facility, once drawn, will bear interest at the greater of 9.00% or LIBOR plus 7.50% and has a final maturity of September 30, 2018.
On June 15, 2018, we made a $15,000 convertible preferred equity investment in Pacific World.
During the year ended June 30, 2018, we made five follow-on investments in NPRC totaling $35,292 to support the online consumer lending initiative, which was comprised of $13,434 of equity through NPH and $21,858 of debt directly to NPRC and its wholly-owned subsidiaries. Additionally, we provided $96,199 of equity financing to NPRC for the acquisition of real estate properties and $1,112 of debt and $27,391 of equity financing to NPRC to fund capital expenditures for existing properties.
During the year ended June 30, 2018, we received full repayments on nineteen investments, partially sold two investments, and received several partial prepayments and amortization payments totaling $1,831,286, which resulted in net realized losses totaling $18,464. The more significant of these transactions are briefly described below.
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
On March 31, 2018, we wrote down the value of Nixon, Inc. resulting in a realized a loss of $14,197.
On April 2, 2018, Ability Network Inc. fully repaid the $15,000 second lien term loan receivable to us.
On April 4, 2018, Wheel Pros, LLC fully repaid the $20,760 senior secured subordinated notes receivable to us.
During the period from April 16, 2018 to June 29, 2018, we sold $180,000 of the outstanding principal balance of the senior secured note investment in Broder Bros., Co. at 100% of par, representing 39.53% of the principal outstanding prior to the sale. There was no gain or loss realized on the sale.
On April 17 and April 18, 2018, we sold 49.71% of the outstanding principal balance of the senior secured term loan investment in RGIS Services, LLC, for a total of $15,000 at 93.5% of par. We realized a $423 loss on the sale.
On May 1, 2018, Pelican Products, Inc. fully repaid the $17,500 second lien term loan receivable to us.
On May 15, 2018, National Home Healthcare Corp. fully repaid the $15,407 second lien term loan receivable to us.
During the year ended June 30, 2018, we received $21,845, $26,244 and $6,729 as a partial return of capital on our investments in Voya CLO 2012-2, Ltd., Voya CLO 2012-3, Ltd., and Madison Park Funding IX, Ltd., respectively.
During the year ended June 30, 2018, one of our CLO investments was deemed to have an other-than-temporary loss. In accordance with ASC 325-40, Beneficial Interest in Securitized Financial Assets, we recorded a total loss of $2,495 related to this investment for the amount our amortized cost exceeded fair value as of the respective determination dates.
During the year ended June 30, 2018, we received partial repayments of $113,675 of our loans previously outstanding with NPRC and its wholly-owned subsidiaries and $10,403 as a return of capital on our equity investment in NPRC.

The following table provides a summary of our investment activity for each quarter within the three years ending June 30, 2018:

Quarter Ended	Acquisitions(1)	Dispositions(2)
September 30, 2015	$345,743	$436,919
December 31, 2015	316,145	354,855
March 31, 2016	23,176	163,641
June 30, 2016	294,038	383,460
September 30, 2016	347,150	114,331
December 31, 2016	469,537	644,995
March 31, 2017	449,607	302,513
June 30, 2017	223,176	352,043
September 30, 2017	222,151	310,894
December 31, 2017	738,737	1,041,126
March 31, 2018	429,928	116,978
June 30, 2018	339,841	362,287

(1)	Includes investments in new portfolio companies, follow-on investments in existing portfolio companies, refinancings and PIK interest.

(2)	Includes sales, scheduled principal payments, prepayments and refinancings.
Investment Valuation
In determining the range of values for debt instruments, except CLOs and debt investments in controlling portfolio companies, management and the independent valuation firm estimated corporate and security credit ratings and identified corresponding yields to maturity for each loan from relevant market data. A discounted cash flow technique was then prepared using the appropriate yield to maturity as the discount rate, to determine a range of values. In determining the range of values for debt investments of controlled companies and equity investments, the enterprise value was determined by applying earnings before interest, income tax, depreciation and amortization (“EBITDA”) multiples, the discounted cash flow technique, net income and/or book value multiples for similar guideline public companies and/or similar recent investment transactions. The enterprise value technique may also be used to value debt investments which are credit impaired. For stressed debt and equity investments, a liquidation analysis was prepared.
In determining the range of values for our investments in CLOs, the independent valuation firm uses a discounted multi-path cash flow model. The valuations were accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view as well as to determine an appropriate call date (i.e., expected maturity). These risk factors are sensitized in the multi-path cash flow model using Monte Carlo simulations,which is a simulation used to model the probability of different outcomes,to generate probability-weighted (i.e., multi-path) cash flows for the underlying assets and liabilities. These cash flows are discounted using appropriate market discount rates, and relevant data in the CLO market and certain benchmark credit indices are considered, to determine the value of each CLO investment. In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the implied discount rate that would be effective for the value derived from the corresponding multi-path cash flow model.
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $5,727,279.

Our portfolio companies are generally lower middle market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Several of our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the year ended June 30, 2018.
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings, a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy, and the remaining equity is owned by CP Energy management. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries.
On April 6, 2018, our common equity investment in Arctic Equipment was exchanged for newly issued common shares of CP Energy as a result of a merger between the two companies. The cost basis of our investment in Arctic Equipment of $65,976 was transferred to CP Energy. as a result of the merger between these controlled portfolio companies. The exchange led to our increased 99.8% ownership interest of CP Energy as of June 30, 2018 compared to our 82.3% ownership as of June 30, 2017.
The fair value of our investment in CP Energy increased to $123,261 as of June 30, 2018, which is a discount of $56,215 from its amortized cost, compared to a fair value of $72,216 as of June 30, 2017, a discount of $41,284 to its amortized cost. The increase in fair value was driven by the inclusion of Arctic Equipment’s fair value as a result of the merger, in addition to a significant improvement in operating performance driven by both revenue growth and increased profitability. To a lesser extent, the increase in fair value was driven by an increase in comparable company market valuations.
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
The fair value of our investment in First Tower increased to $443,010 as of June 30, 2018, representing a premium of $88,798 to its amortized cost basis compared to a fair value of $365,588 as of June 30, 2017, a premium of $25,993 to its amortized cost. The increase in fair value was driven by an increase in loan originations and improved operating margins, as well as an increase in trading multiples of comparable companies. Also contributing to the increase in fair value is First Tower’s acquisition of a loan portfolio from Harrison Finance.
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
The fair value of our investment in Freedom Marine decreased to $13,037 as of June 30, 2018, a discount of $30,555 to its amortized cost, compared to a discount of $18,616 to its amortized cost as of June 30, 2017. The decline in fair value was driven by a decrease in the appraised values of the vessels.

InterDent, Inc.
Prospect exercised its rights and remedies under its loan documents to exercise the shareholder voting rights in respect of the stock of InterDent, Inc. (“InterDent”) and to appoint a new Board of Directors of InterDent. As a result, as of June 30, 2018, Prospect’s investment in InterDent is classified as a control investment. InterDent is a dental practice support organization based in Inglewood, California providing administrative, financial, and operational services to affiliated dental practices.

The fair value of our investment in InterDent decreased to $197,621 as of June 30, 2018, a discount of $15,080 to its amortized cost, compared to a discount of $1,268 to its amortized cost as of June 30, 2017. The decline in fair value was due to lower projected future earnings as a result of customer attrition.
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

The fair value of our investment in Mity decreased to $58,894 as of June 30, 2018, a discount of $5,847 to its amortized cost, compared to a premium of $11,771 to its amortized cost as of June 30, 2017. The decrease in fair value is driven by a decline in gross profit and operating margins, partially offset by projected revenue growth.

National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties, self-storage, and student housing properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly-owned subsidiaries, NPRC invests in online consumer loans. Effective May 23, 2016, APRC and UPRC merged with and into NPRC, to consolidate all of our real estate holdings, with NPRC as the surviving entity. As of June 30, 2018, we own 100% of the fully-diluted common equity of NPRC.
During the year ended June 30, 2018, we provided $96,199 of equity financing to NPRC for the acquisition of real estate properties and $1,112 of debt and $27,391 of equity financing to NPRC to fund capital expenditures for existing properties.
During the year ended June 30, 2018, we provided $21,858 of debt and $13,434 of debt and equity financing, respectively, to NPRC and its wholly-owned subsidiaries to support the online consumer lending initiative. In addition, during the year ended June 30, 2018, we received partial repayments of $113,675 of our loans previously outstanding with NPRC and its wholly-owned subsidiaries and $10,403 as a return of capital on our equity investment in NPRC.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of June 30, 2018, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 62,973 individual loans and residual interest in two securitizations, and had an aggregate fair value of $367,479. The average outstanding individual loan balance is approximately $5 and the loans mature on dates ranging from July 1, 2018 to April 19, 2025 with a weighted-average outstanding term of 27 months as of June 30, 2018. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 27.4%. As of June 30, 2018, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $243,061.
As of June 30, 2018, based on outstanding principal balance, 6.3% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 19.5% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 74.2% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659).

Loan Type	Outstanding Principal Balance	Fair Value	Weighted Average Interest Rate*
Super Prime	$20,714	$20,063	13.8%
Prime	63,565	60,554	17.9%
Near Prime	241,907	224,652	31.1%
*Weighted by outstanding principal balance of the online consumer loans.

As of June 30, 2018, our investment in NPRC and its wholly-owned subsidiaries had an amortized cost of $826,987 and a fair value of $1,054,976, including our investment in online consumer lending as discussed above. The fair value of $811,915 related to NPRC’s real estate portfolio was comprised of forty-two multi-families properties, twelve self-storage units, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of June 30, 2018.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	46,426
3	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	20,273
4	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
5	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	175,885
6	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,375
7	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,845
8	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,700
9	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,550
10	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	14,092
11	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
12	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	19,765
13	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	23,084
14	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	32,649
15	Atlanta Eastwood Village LLC	Stockbridge, GA	12/12/2013	25,957	22,546
16	Atlanta Monterey Village LLC	Jonesboro, GA	12/12/2013	11,501	10,969
17	Atlanta Hidden Creek LLC	Morrow, GA	12/12/2013	5,098	4,696
18	Atlanta Meadow Springs LLC	College Park, GA	12/12/2013	13,116	12,914
19	Atlanta Meadow View LLC	College Park, GA	12/12/2013	14,354	12,968
20	Atlanta Peachtree Landing LLC	Fairburn, GA	12/12/2013	17,224	15,361
21	APH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	27,157
22	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	7,785
23	APH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,443
24	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
25	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
26	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
27	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
28	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
29	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
30	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
31	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	8,927	6,695
32	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
33	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	74,046
34	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	13,055
35	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	13,502
36	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	23,256
37	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	14,480
38	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	14,115
39	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	18,328

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
40	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	17,200
41	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	9,600
42	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
43	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
44	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
45	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
46	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
47	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
48	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	43,120
49	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
50	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
51	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
52	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,057
53	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	48,668
54	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	6,076
55	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	15,145
56	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
57	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
58	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
59	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
60	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	44,044
61	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	14,185
62	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
63	Laurel Pointe Holdings, LLC	Forest Park, GA	5/9/2018	33,005	26,400
64	Bradford Ridge Holdings, LLC	Forest Park, GA	5/9/2018	12,500	10,000
65	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
				$1,866,627	$1,528,099
The fair value of our investment in NPRC increased to $1,054,976 as of June 30, 2018, a premium of $227,989 from its amortized cost, compared to the $197,008 unrealized appreciation recorded at June 30, 2017. This increase is primarily due to the improved property values, partially offset by a decline in our online lending portfolio value resulting from an increase in delinquent loans.
Pacific World
On May 29, 2018, Prospect exercised its rights and remedies under its loan documents to exercise the shareholder voting rights in respect of the stock of Pacific World Corporation (“Pacific World”) and to appoint a new Board of Directors of Pacific World. As a result, as of June 30, 2018, Prospect’s investment in Pacific World is classified as a control investment. Pacific World is a supplier of nail and beauty care products to food, drug, and value retail channels worldwide, and is based in Aliso Viejo, California.
The fair value of our investment in Pacific World decreased to $165,020 as of June 30, 2018, a discount of $63,555 to its amortized cost, compared to a discount of $30,216 to its amortized cost as of June 30, 2017. Our investment in Pacific World declined in value due to a decrease in revenues and profitability, as well as a decrease in comparable company trading multiples.
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

Due to increased demand for specialty electrical services and higher project margins, the fair value of our investment in Valley Electric increased to $50,797 as of June 30, 2018, a discount of $13,618 from its amortized cost, compared to the $29,749 unrealized depreciation recorded at June 30, 2017.
Our controlled investments, other than those discussed above, have seen steady or improved operating performance and are valued at $60,681 above cost. Overall, combined with those portfolio companies discussed above, our controlled investments at June 30, 2018 are valued at $103,800 above their amortized cost.
With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. Non-control/non-affiliate investments did not experience significant changes and are generally performing as expected or better. However, as of June 30, 2018, one of our non-control/non-affiliate investments, United Sporting Companies, Inc. (“USC”) is valued at discount to amortized cost of $68,285. As of June 30, 2018, our CLO investment portfolio is valued at a $142,733 discount to amortized cost. Excluding these investments, non-control/non-affiliate investments at June 30, 2018 are valued $240 above their amortized cost.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of June 30, 2018 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in December 2012, April 2014 and April 2017 with additional 2022 Notes issued in May 2018; Public Notes which we issued in March 2013, April 2014, December 2015, June 2018, and from time to time, through our 2024 Notes Follow-on Program; and Prospect Capital InterNotes® which we issue from time to time. Our equity capital is comprised entirely of common equity.
The following table shows our outstanding debt as of June 30, 2018.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility(2)	$37,000	$2,032	$37,000	(3)	$37,000		1ML+2.25%	(6)

2019 Notes	101,647	339	101,308		103,562	(4)	6.51%	(7)
2020 Notes	392,000	4,270	387,730		392,529	(4)	5.38%	(7)
2022 Notes	328,500	8,465	320,035		320,084	(4)	5.69%	(7)
Convertible Notes	822,147		809,073		816,175

5.00% 2019 Notes	153,536	456	153,080		155,483	(4)	5.29%	(7)
2023 Notes	320,000	4,120	315,880		328,909	(4)	6.09%	(7)
2024 Notes	199,281	4,559	194,722		202,151	(4)	6.74%	(7)
2028 Notes	55,000	1,872	53,128		55,220	(4)	6.72%	(7)
Public Notes	727,817		716,810		741,763

Prospect Capital InterNotes®	760,924	11,998	748,926		779,400	(5)	5.76%	(8)
Total	$2,347,888		$2,311,809		$2,374,338

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of June 30, 2018.

(2)	The maximum draw amount of the Revolving Credit facility as of June 30, 2018 is $885,000.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Critical Accounting Policies and Estimates for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread based on observable market inputs.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

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

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2018.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$37,000	$—	$37,000	$—	$—
Convertible Notes	822,147	101,647	392,000	328,500	—
Public Notes	727,817	—	153,536	320,000	254,281
Prospect Capital InterNotes®	760,924	—	276,484	246,525	237,915
Total Contractual Obligations	$2,347,888	$101,647	$859,020	$895,025	$492,196
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
Historically, we have funded a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock, subscription rights, and warrants and units to purchase such securities in an amount up to $5,000,000 less issuances to date. As of June 30, 2018, we can issue up to $4,386,415 of additional debt and equity securities in the public market under this shelf registration. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.
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

Revolving Credit Facility
On August 29, 2014, we renegotiated our previous credit facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility” or the “Revolving Credit Facility”). The lenders have extended commitments of $885,000 under the 2014 Facility as of June 30, 2018. The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.
The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of June 30, 2018, we were in compliance with the applicable covenants.
Interest on borrowings under the 2014 Facility is one-month LIBOR plus 225 basis points. Additionally, the lenders charge a fee on the unused portion of the 2014 Facility equal to either 50 basis points if at least 35% of the credit facility is drawn or 100 basis points otherwise. The 2014 Facility requires us to pledge assets as collateral in order to borrow under the credit facility.
As of June 30, 2018 and June 30, 2017, we had $547,205 and $665,409, respectively, available to us for borrowing under the Revolving Credit Facility, of which $37,000 was outstanding as of June 30, 2018. We did not have any borrowings outstanding under the Revolving Credit Facility as of June 30, 2017. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $885,000. As of June 30, 2018, the investments, including cash and money market funds, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,327,583, which represents 22.8% of our total investments, including cash and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $12,405 of new fees and $3,539 were carried over for continuing participants from the previous facility, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of June 30, 2018, $2,032 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the years ended June 30, 2018, 2017 and 2016, we recorded $13,170, $12,173 and $13,213, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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

The transaction resulted in our recognizing a $1,786 loss during the three months ended June 30, 2017. On October 15, 2017, we repaid the outstanding principal amount of $50,734 of the 2017 Notes, plus interest. No gain or loss was realized on the transaction.
On August 14, 2012, we issued $200,000 aggregate principal amount of convertible notes that matured on March 15, 2018 (the “2018 Notes”). The 2018 Notes bore interest at a rate of 5.75% per year, payable semi-annually on March 15 and September 15 of each year, beginning March 15, 2013. Total proceeds from the issuance of the 2018 Notes, net of underwriting discounts and offering costs, were $193,600. On April 6, 2017, we repurchased $114,581 aggregate principal amount of the 2018 Notes at a price of 103.5, including commissions. The transaction resulted in our recognizing a $4,700 loss during the three months ended June 30, 2017. On March 15, 2018, we repaid the outstanding principal amount of $85,419, plus interest. No gain or loss was realized on the transaction.
On December 21, 2012, we issued $200,000 aggregate principal amount of convertible notes that mature on January 15, 2019 (the “2019 Notes”), unless previously converted or repurchased in accordance with their terms. The 2019 Notes bear interest at a rate of 5.875% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2013. Total proceeds from the issuance of the 2019 Notes, net of underwriting discounts and offering costs, were $193,600. On May 30, 2018, we repurchased $98,353 aggregate principal amounts of the 2019 Notes at a price of 102.0, including commissions. The transaction resulted in our recognizing a $2,383 loss during the three months ended June 30, 2018. Following the repurchase of the 2019 Notes, the outstanding aggregate principal amount of the 2019 Notes is $101,647 as of June 30, 2018.
On April 11, 2014, we issued $400,000 aggregate principal amount of convertible notes that mature on April 15, 2020 (the “2020 Notes”), unless previously converted or repurchased in accordance with their terms. The 2020 Notes bear interest at a rate of 4.75% per year, payable semi-annually on April 15 and October 15 each year, beginning October 15, 2014. Total proceeds from the issuance of the 2020 Notes, net of underwriting discounts and offering costs, were $387,500. On January 30, 2015, we repurchased $8,000 aggregate principal amount of the 2020 Notes at a price of 93.0, including commissions. As a result of this transaction, we recorded a gain of $332, in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. As of June 30, 2018, the outstanding aggregate principal amount of the 2020 Notes is $392,000.
On April 11, 2017, we issued $225,000 aggregate principal amount of convertible notes that mature on July 15, 2022 (the “Original 2022 Notes”), unless previously converted or repurchased in accordance with their terms. The Original 2022 Notes bear interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2017. Total proceeds from the issuance of the 2022 Notes, net of underwriting discounts and offering costs, were $218,010. On May 18, 2018, we issued an additional $103,500 aggregate principal amount of convertible notes that mature on July 15, 2022 (the “Additional 2022 Notes”, and together with the Original 2022 Notes, the “2022 Notes”), unless previously converted or repurchased in accordance with their terms. The Additional 2022 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2022 Notes and bear interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2018. Total proceeds from the issuance of the Additional 2022 Notes, net of underwriting discounts and offering costs, were $100,749. Following the issuance of the Additional 2022 Notes, the outstanding aggregate principal amount of the 2022 Notes is $328,500 as of June 30, 2018.
Certain key terms related to the convertible features for the 2019 Notes, the 2020 Notes and the 2022 Notes (collectively, the “Convertible Notes”) are listed below.

	2019 Notes	2020 Notes	2022 Notes
Initial conversion rate(1)	79.7766	80.6647	100.2305
Initial conversion price	$12.54	$12.40	$9.98
Conversion rate at June 30, 2018(1)(2)	79.8360	80.6670	100.2305
Conversion price at June 30, 2018(2)(3)	$12.53	$12.40	$9.98
Last conversion price calculation date	12/21/2017	4/11/2018	4/11/2018
Dividend threshold amount (per share)(4)	$0.110025	$0.110525	$0.083330

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)	The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

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
In connection with the issuance of the Convertible Notes, we incurred $27,166 of fees which are being amortized over the terms of the notes, of which $13,074 remains to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities as of June 30, 2018.
During the years ended June 30, 2018, 2017 and 2016, we recorded $51,020, $55,217 and $68,966, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
Public Notes
On March 15, 2013, we issued $250,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Original 2023 Notes”). The Original 2023 Notes bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2013. Total proceeds from the issuance of the Original 2023 Notes, net of underwriting discounts and offering costs, were $243,641. On June 20, 2018, we issued an additional $70,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Additional 2023 Notes”, and together with the Original 2023 Notes, the “2023 Notes”). The Additional 2023 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2023 Notes and bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the Additional 2023 Notes, net of underwriting discounts, were $69,403. Following the issuance of the Additional 2023 Notes, the outstanding aggregate principal amount of our 5.875% Senior Notes due 2023 is $320,000.

On April 7, 2014, we issued $300,000 aggregate principal amount of unsecured notes that mature on July 15, 2019 (the “5.00% 2019 Notes”). Included in the issuance is $45,000 of Prospect Capital InterNotes® that were exchanged for the 5.00% 2019 Notes. The 5.00% 2019 Notes bear interest at a rate of 5.00% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2014. Total proceeds from the issuance of the 5.00% 2019 Notes, net of underwriting discounts and offering costs, were $295,998. On June 7, 2018, we commenced a tender offer to purchase for cash any and all of the $300,000 aggregate principal amount outstanding of the 5.00% 2019 Notes. On June 20, 2018, $146,464 aggregate principal amount of the 5.00% 2019 Notes, representing 48.8% of the previously outstanding 5.00% 2019 Notes, were validly tendered and accepted. The transaction resulted in our recognizing a $3,705 loss during the three months ended June 30, 2018.

On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market program with FBR Capital Markets & Co. through which we could sell, by means of at-the-market offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes. As of June 30, 2018, we issued $199,281 in aggregate principal amount of our 2024 Notes for net proceeds of $193,253 after commissions and offering costs.

On June 7, 2018, we issued $55,000 aggregate principal amount of unsecured notes that mature on June 15, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts and offering costs were $53,119.

The 2023 Notes, the 5.00% 2019 Notes, the 2024 Notes, and the 2028 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the 2023 Notes, the 5.00% 2019 Notes, the 2024 Notes, and the 2028 Notes we recorded a discount of $2,777 and debt issuance costs of $15,644, which are being amortized over the term of the notes. As of June 30, 2018, $1,664 of the original issue discount and $9,343 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the years ended June 30, 2018, 2017 and 2016, we recorded $44,269, $43,898 and $36,859, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the year ended June 30, 2018, we issued $76,297 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $75,159. These notes were issued with stated interest rates ranging from 4.00% to 5.25% with a weighted average interest rate of 4.42%. These notes will mature between July 15, 2022 and May 15, 2026. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2018.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$46,893	4.00% - 5.00%	4.24%	July 15, 2022 - June 15, 2023
7	4,684	4.75% - 5.25%	5.06%	July 15, 2024 - June 15, 2025
8	24,720	4.50% - 5.25%	4.65%	August 15, 2025 - May 15, 2026
	$76,297
During the year ended June 30, 2017, we issued $138,882 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $137,150. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2017.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$138,882	4.75% - 5.50%	5.08%	July 15, 2021 - June 15, 2022
	$138,882
During the year ended June 30, 2018, we redeemed, prior to maturity, $269,375 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.89% in order to replace shorter maturity debt with longer-term debt. During the year ended June 30, 2018, we repaid $6,899 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the year ended June 30, 2018 was $1,506. The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2018.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$228,835	4.00% – 5.50%	4.92%	July 15, 2020 - June 15, 2023
5.2	4,440	4.63%	4.63%	August 15, 2020 - September 15, 2020
5.3	2,636	4.63%	4.63%	September 15, 2020
5.5	86,097	4.25% – 4.75%	4.61%	May 15, 2020 - November 15, 2020
6	2,182	4.88%	4.88%	April 15, 2021 - May 15, 2021
6.5	38,832	5.10% – 5.25%	5.23%	December 15, 2021 - May 15, 2022
7	147,349	4.00% – 5.75%	5.05%	January 15, 2020 - June 15, 2025
7.5	1,996	5.75%	5.75%	February 15, 2021
8	24,720	4.50% – 5.25%	4.65%	August 15, 2025 - May 15, 2026
10	37,424	5.34% – 7.00%	6.19%	March 15, 2022 - December 15, 2025
12	2,978	6.00%	6.00%	November 15, 2025 - December 15, 2025
15	17,163	5.25% – 6.00%	5.35%	May 15, 2028 - November 15, 2028
18	20,677	4.13% – 6.25%	5.55%	December 15, 2030 - August 15, 2031
20	4,120	5.75% – 6.00%	5.89%	November 15, 2032 - October 15, 2033
25	33,139	6.25% – 6.50%	6.39%	August 15, 2038 - May 15, 2039
30	108,336	5.50% – 6.75%	6.24%	November 15, 2042 - October 15, 2043
	$760,924
During the year ended June 30, 2017, we redeemed $49,947 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.87% in order to replace debt with shorter maturity dates. During the year ended June 30, 2017, we repaid $8,880 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net gain on the extinguishment of Prospect Capital InterNotes® in the year ended June 30, 2017 was $525.

The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2017.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
4	$39,038	3.75% - 4.00%	3.92%	November 15, 2017 - May 15, 2018
5	354,805	4.25% - 5.50%	5.00%	July 15, 2018 - June 15, 2022
5.2	4,440	4.63%	4.63%	August 15, 2020 - September 15, 2020
5.3	2,686	4.63%	4.63%	September 15, 2020
5.4	5,000	4.75%	4.75%	August 15, 2019
5.5	109,068	4.25% - 5.00%	4.67%	February 15, 2019 - November 15, 2020
6	2,182	4.88%	4.88%	April 15, 2021 - May 15, 2021
6.5	40,702	5.10% - 5.50%	5.24%	February 15, 2020 - May 15, 2022
7	191,356	4.00% - 6.55%	5.38%	June 15, 2019 - December 15, 2022
7.5	1,996	5.75%	5.75%	February 15, 2021
10	37,509	4.27% - 7.00%	6.20%	March 15, 2022 - December 15, 2025
12	2,978	6.00%	6.00%	November 15, 2025 - December 15, 2025
15	17,245	5.25% - 6.00%	5.36%	May 15, 2028 - November 15, 2028
18	21,532	4.13% - 6.25%	5.47%	December 15, 2030 - August 15, 2031
20	4,248	5.63% - 6.00%	5.84%	November 15, 2032 - October 15, 2033
25	34,218	6.25% - 6.50%	6.39%	August 15, 2038 - May 15, 2039
30	111,491	5.50% - 6.75%	6.22%	November 15, 2042 - October 15, 2043
	$980,494

In connection with the issuance of Prospect Capital InterNotes®, we incurred $24,465 of fees which are being amortized over the term of the notes, of which $11,998 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of June 30, 2018.
During the years ended June 30, 2018, 2017 and 2016, we recorded $46,580, $53,560 and $48,681, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Net Asset Value
During the year ended June 30, 2018, our net asset value increased by $52,095 or $0.03 per share. This increase is primarily from an increase in net realized and change in unrealized gains (losses) of $13,013, or $0.04 per share, driven by increases in the fair values of our controlled companies operating in the consumer finance and real estate industries, partially offset by a decrease in the fair value of our CLO portfolio. (See Change in Unrealized Gains (Losses), Net for further discussion.) Net investment income exceeded distributions to shareholders by $0.02 per share during the period. These increases were partially offset by a $0.03 per share decline is related to the effect from reinvestment of our dividends on behalf of our stockholders at current market prices. The following table shows the calculation of net asset value per share as of June 30, 2018 and June 30, 2017.

	June 30, 2018	June 30, 2017
Net assets	$3,407,047	$3,354,952
Shares of common stock issued and outstanding	364,409,938	360,076,933
Net asset value per share	$9.35	$9.32
Results of Operations
Net increase in net assets resulting from operations for the years ended June 30, 2018, 2017 and 2016 was $299,863, $252,906 and $103,362, or $0.83, $0.70, and $0.29 per weighted average share, respectively. During the year ended June 30, 2018, the $46,957 increase is primarily due to an increase net realized and change in unrealized gains of $20,607 recognized during the year ended June 30, 2018 compared to $46,165 of net realized and unrealized losses recognized during the year ended June 30, 2017. This fluctuation is primarily due to increased value from increases in the fair values of our controlled companies operating in the consumer finance and real estate industries, partially offset by a decrease in the fair value of our CLO portfolio. The $66,772, or $0.19 per weighted average share, favorable change in net realized and change in unrealized gains (losses) is partially offset by a $61,705, or $0.18 per weighted average share, unfavorable decline in total interest income primarily due to reduced returns from our structured credit investments as a result of lower future expected cash flows and decreases in interest income due to repayments on investments. The unfavorable decline in total interest income is offset by a $7,367, or $0.02 per weighted average share, increase in dividend income which is primarily attributable to $11,279 dividends received from our investment in NPRC, which was generated from taxable earnings and profits in connection with the gain on the sales of NPRC’s St. Marin and Central Park properties. No such dividends were received from NPRC during the year ended June 30, 2017. The unfavorable decline in total interest income is further offset by a $11,137, or $0.03 per weighted average share, increase in total other income. (See “Investment Income”, “Net Realized Losses” and “Net Change in Unrealized Gains (Losses)” for further discussion).

Net increase in net assets resulting from operations for the year ended June 30, 2017 was $252,906, an increase of $149,544 compared to the year ended June 30, 2016. The increase is primarily due to a decrease in net realized and change in unrealized losses of $46,165 recognized during the year ended June 30, 2017 compared to $267,990 of net realized and unrealized losses recognized during the year ended June 30, 2016. This fluctuation is primarily due to decreases in market yields and the competitive environment faced by our energy-related companies during the year ended June 30, 2016. This $221,825, or $0.62 per weighted average share, favorable decrease in net realized and change in unrealized losses is partially offset by $62,901 decrease in interest income driven by a decline in returns from CLOs, a reduced interest earning asset base and additional loans on non-accrual status. Additionally, net realized and change in unrealized losses is partially offset by a $20,822 decline in dividend income primarily a non-recurring dividend received from APRC in the prior year period.
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
Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $657,845, $701,046 and $791,973 for the years ended June 30, 2018, 2017 and 2016, respectively. Investment income decreased from June 30, 2017 compared to June 30, 2018 primarily due to reduced returns from our structured credit investments due to lower future expected cash flows and decreases in interest income due to less interest earning assets outstanding. Investment income decreased from June 30, 2016 compared to June 30, 2017 primarily due to reduced returns from our structured credit investments due to lower future expected cash flows and a reduced interest earning asset base. Investment income also declined due to dividend income related to our investments in APRC and Echelon.
The following table describes the various components of investment income and the related levels of debt investments:

	Year Ended June 30,
	2018	2017	2016
Interest income	$607,012	$668,717	$731,618
Dividend income	13,046	5,679	26,501
Other income	37,787	26,650	33,854
Total investment income	$657,845	$701,046	$791,973

Average debt principal of performing interest bearing investments(1)	$5,474,563	$5,706,090	$6,013,754
Weighted average interest rate earned on performing interest bearing investments (1)	11.09%	11.72%	12.17%
Average debt principal of all interest bearing investments(2)	$5,792,662	$5,977,050	$6,013,754
Weighted average interest rate earned on all interest bearing investments(2)	10.48%	11.19%	12.17%
(1) Excludes equity investments and non-accrual loans.
(2) Excludes equity investments.

Average interest income producing assets decreased from $5,706,090 for the year ended June 30, 2017 to $5,474,563 for the year ended June 30, 2018. Higher levels of repayments of non-control investments contributed to the decline. The average interest earned on interest bearing performing assets decreased from 11.72% for the year ended June 30, 2017 to 11.09% for the year ended June 30, 2018. The decrease is primarily due to reduced returns from our structured credit investments, an increase in foregone interest due to non-accrual investments and lower levels of performing investments. Average interest income producing assets decreased from $6,013,754 for the year ended June 30, 2016 to $5,706,090 for the year ended June 30, 2017. The average interest earned on interest bearing performing assets decreased from 12.17% for the year ended June 30, 2016 to 11.72% for the year ended June 30, 2017. This moderate decrease is primarily due to repayments of lower yielding portfolio investments.

Investment income is also generated from dividends and other income, which is less predictable than interest income. Dividend income increased from $5,679 for the year ended June 30, 2017 to $13,046 for the year ended June 30, 2018. The $7,367 increase in dividend income is primarily attributable to $11,279 dividends received from our investment in NPRC, which was generated from taxable earnings and profits in connection with the gain on the sales of NPRC’s St. Marin and Central Park properties. No such dividends were received from NPRC during the year ended June 30, 2017. This increase was partially offset by a $3,312 dividend from our investment in NAC, and other less individually significant dividends from our portfolio, received during the year ended June 30, 2017, for which no comparable dividend was received in the current year.

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

Other income is comprised of structuring fees, royalty interests, and settlement of net profits interests. Other income increased $11,137 from $26,650 for the year ended June 30, 2017 to $37,787 for the year ended June 30, 2018. The $11,137 increase is primarily due to a $4,011 increase in advisory fee income primarily attributable to a $2,644 advisory fee received from our investment in First Tower related to a recent acquisition and $1,222 of service fees received for a liquidation fee agreement related to our investment in Wolf. In addition, we received a $3,233 structuring fee from our investment in Pacific World for services rendered in connection with amending its revolving credit facility. The increase in other income is also attributable to an additional $651 increase in structuring fees and by a $1,669 increase in amendment fee income, which are generated from new originations as well as from follow-on investments and amendments to existing portfolio companies.

Other income decreased from $33,854 for the year ended June 30, 2016 to $26,650 for the year ended June 30, 2017. The decrease is primarily due to a $12,632 decrease in advisory fee income, which was generated from the Harbortouch transaction, as well as from follow-on investments in existing portfolio companies. This was offset by a $4,388 increase in structuring fees and by a $1,669 increase in amendment fee income, which are generated from new originations as well as from follow-on investments and amendments to existing portfolio companies.
Operating Expenses
Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees and other operating and overhead-related expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate the Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions. Operating expenses were $370,995, $394,964 and $420,845 for the years ended June 30, 2018, 2017 and 2016, respectively.
Total gross base management fee was $118,768, $124,077 and $128,416 for the years ended June 30, 2018, 2017 and 2016, respectively. The decrease in total gross base management fee is directly related a decrease in average total assets. The Investment Adviser has entered into a servicing agreement with certain institutions who purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. We received payments of $722, $1,203 and $1,893 from these institutions for the years ended June 30, 2018, 2017 and 2016, respectively, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser resulting in net base management fees of $118,046, $122,874 and $126,523 for the years ended June 30, 2018, 2017 and 2016, respectively.
For the years ended June 30, 2018, 2017 and 2016, we incurred $71,713, $76,520 and $92,782 of income incentive fees, respectively ($0.20, $0.21 and $0.26 per weighted average share, respectively). This decrease was driven by a corresponding decrease in pre-incentive fee net investment income from $382,602 for the year ended June 30, 2017 to $358,563 for the year ended June 30, 2018 as a result of decreases in interest income due to reduced returns from our structured credit investments and repayments on investments. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the years ended June 30, 2018, 2017 and 2016, we incurred $155,039, $164,848 and $167,719, respectively, of interest expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.

The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years.

	Year Ended June 30,
	2018	2017	2016
Interest on borrowings	$134,270	$142,819	$146,659
Amortization of deferred financing costs	12,063	13,013	13,561
Accretion of discount on Public Notes	226	269	200
Facility commitment fees	8,480	8,747	7,299
Total interest and credit facility expenses	$155,039	$164,848	$167,719

Average principal debt outstanding	$2,535,681	$2,683,254	$2,807,125
Weighted average stated interest rate on borrowings(1)	5.30%	5.32%	5.22%
Weighted average interest rate on borrowings(2)	6.11%	6.14%	5.97%

(1)	Includes only the stated interest expense.

(2)	Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
Interest expense decreased during the years ended June 30, 2018 and June 30, 2017. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 5.32% for the year ended June 30, 2017 to 5.30% for the year ended June 30, 2018 primarily due to the repurchases and maturities of our Convertible Notes and Prospect Capital InterNotes® which bear higher rates than the remaining debt and increased utilization of our Revolving Credit Facility.
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

The allocation of gross overhead expense from Prospect Administration was $20,715, $22,882 and $20,313 for the years ended June 30, 2018, 2017 and 2016, respectively. Prospect Administration received estimated payments of $10,684, $8,760 and $7,445 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the years ended June 30, 2018, 2017 and 2016, respectively. Estimated payments received by Prospect Administration during the year ended June 30, 2018 additionally included $2,631 received from our insurance carrier. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. During the year ended June 30, 2017, other operating expenses in the amount of $876 incurred by us, which were attributable to CCPI, have been reimbursed by CCPI and are reflected as an offset to our overhead allocation. No such reimbursements or expenses occurred during the years ended June 30, 2018 or June 30, 2016. During the year ended June 30, 2016, we renegotiated the managerial assistance agreement with First Tower LLC (“First Tower”) and reversed $1,200 of previously accrued managerial assistance at First Tower Delaware, $600 of which was expensed during the three months ended June 30, 2015, as the fee was paid by First Tower, which decreased our overhead expense. During the year ended June 30, 2016, we also incurred $379 of overhead expense related to our consolidated entity SB Forging. Net overhead during the years ended June 30, 2018, 2017 and 2016 totaled $10,031, $13,246 and $12,647, respectively.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”) were $16,166, $17,476 and $21,174 for the years ended June 30, 2018, 2017 and 2016, respectively. The decrease of $1,310 during the year ended June 30, 2018 is primarily attributable to a modest decline in general and administrative expense. The decrease of $3,698 during the year ended June 30, 2017 is primarily due a reversal of excise tax previously accrued due to lower levels of taxable income, offset by a slight increase in audit, compliance and tax related fees.

Net Investment Income
Net investment income represents the difference between investment income and operating expenses. Net investment income was $286,850, $306,082 and $371,128 for the years ended June 30, 2018, 2017, and 2016, respectively. Net investment income for years ended June 30, 2018, 2017, and 2016 was $0.79, $0.85 and $1.04 per weighted average share, respectively. The $19,232 decrease, or $0.06 per weighted average share, for the year ended June 30, 2018 compared to the year ended June 30, 2017 is primarily the result of a $61,705 decline in interest income, or $0.18 per weighted average share, due to reduced returns from our structured credit investments, an increase in foregone interest due to non-accrual investments and lower levels of performing investments. The decline in interest income was offset by a $7,367 increase in dividend income, or $0.02 per weighted average share, that is primarily attributable to $11,279 dividends received from our investment in NPRC. The decline in interest income was further offset by an increase in other income of $11,137, or $0.03 per weighted average share,which is primarily due to a $4,011 increase in advisory fee income attributable to a $2,644 advisory fee received from our investment in First Tower. In addition, we received a $3,233 structuring fee from our investment in Pacific World for services rendered in connection with amending its revolving credit facility. The increase in other income is also attributable to an additional $651 increase in structuring fees and by a $1,669 increase in amendment fee income, which are generated from new originations as well as from follow-on investments and amendments to existing portfolio companies Additionally, the decline in interest income was partially offset by a favorable $9,635 decrease in advisory fees, or $0.04 per weighted average share, and a favorable $9,809 decrease in interest expense, or $0.03 per weighted average share, primarily due to the repurchases and maturities of our Convertible Notes and Prospect Capital InterNotes® which bear higher rates than the remaining debt and increased utilization of our Revolving Credit Facility.
The $65,046 decrease, or $0.19 per weighted average share, for the year ended June 30, 2017 compared to the year ended June 30, 2016 is primarily the result of a $62,901 decrease in interest income, or $0.19 per weighted average share, driven primarily by a decline in interest income from reduced returns from our structured credit investments due to lower future expected cash flows, an additional $248,357 weighted average balance of loans on non-accrual status and a reduced interest earning asset base, and a $20,822 decrease in dividend income related to APRC, Echelon, CCPI and MITY discussed earlier. In addition to a decrease of $7,204 of other income, or $0.03 per weighted average share, due to a decrease of $12,632 of advisory fee income from the sale of Harbortouch offset by an increase of $4,888 in structuring fees and by a $1,669 increase in amendment fee income. These decreases were partially offset by a favorable decrease in advisory fees of $19,911, or $0.06 per weighted average share, and a decrease of $3,698, or $0.01 per weighted average share, in other operating expenses.
Net Realized Gains (Losses)
During the years ended June 30, 2018, 2017 and 2016, we recognized net realized losses on investments of $18,464, $96,306 and $24,417, respectively. The net realized loss during the year ended June 30, 2018 was primarily related to the write-down of Nixon, Inc. upon restructuring, resulting in a realized a loss of $14,197. We also recognized a net realized loss upon the repayment of our investment in Primesport, Inc. (“Primesport”), for which we agreed to a payment less than the par amount and realized a loss of $3,019. Additionally, we recognized realized losses of $2,495 from our call of our investment in Apidos IX CLO. During the year ended June 30, 2018, we repurchased $98,353 aggregate principal amount of the 2019 Notes, repurchased $146,464 aggregate principal amount of the 5.00% 2019 Notes, and redeemed $269,375 aggregate principal amount of Prospect Capital InterNotes® (including amounts repaid in accordance with the Survivor’s Option). As a result of these transactions, we recognized net realized losses on debt extinguishment of $7,594 in the year ended June 30, 2018.
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
Net Change in Unrealized Gains (Losses)
Net change in unrealized gains (losses) was $39,071, $50,141 and $(243,573) for the years ended June 30, 2018, 2017 and 2016, respectively. For the year ended June 30, 2018, the $39,071 net favorable change in unrealized losses were primarily the result of unrealized gains related to our investments in consumer financing - Credit Central and First Tower - comprising $72,807 and energy - CP Energy and Spartan Energy - comprising $47,261. The fair value of our investment in NPRC increased resulting in an unrealized gain of $30,981 primarily due to the improved property values, partially offset by a decline in our online lending portfolio value resulting from an increase in delinquent loans. Additionally, we reversed previously recorded unrealized losses of $23,741 and $14,197 related to our exited investments in PrimeSport and Nixon. The favorable changes in unrealized losses were offset by a $33,339 decline in value of our investment in Pacific World due to a decrease in revenues and profitability, as well as a decrease in comparable company trading multiples. MITY declined in value by $17,618 due to poor operating results. Our investment in InterDent also declined in value by $13,812 due to lower projected future earnings as a result of customer attrition. The value of our investment in USC also decreased by $10,663 due to both a decline in operating performance and the overall decline in demand for firearms and ammunition. Finally, our portfolio experienced $72,439 of unrealized losses in our CLO investments due to a decline in the weighted average spread in the underlying senior secured loan portfolios, increase in discount rates, and collateral losses.
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
Financial Condition, Liquidity and Capital Resources
For the years ended June 30, 2018, 2017 and 2016, our operating activities provided $369,106, $376,201 and $861,869 of cash, respectively. There were no investing activities for the years ended June 30, 2018, 2017 and 2016. Financing activities used $603,431, $375,916 and $654,097 of cash during the years ended June 30, 2018, 2017 and 2016, respectively, which included dividend payments of $255,911, $333,623 and $336,637, respectively.
Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.
Our primary sources of funds have historically been issuances of debt and equity. More recently, we have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the year ended June 30, 2018, we borrowed $810,000 and we made repayments totaling $773,000 under the Revolving Credit Facility. As of June 30, 2018, we had, net of unamortized discount and debt issuance costs, $809,073 outstanding on the Convertible Notes, $716,810 outstanding on the Public Notes, $748,926 outstanding on the Prospect Capital InterNotes®, and $37,000 outstanding on the Revolving Credit Facility. (See “Capitalization” above.)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of June 30, 2018 and June 30, 2017, we had $29,675 and $22,925, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of June 30, 2018 and June 30, 2017.

Our shareholders’ equity accounts as of June 30, 2018, June 30, 2017 and June 30, 2016 reflect cumulative shares issued, net of shares repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
As part of our Repurchase Program, we delivered a notice with our annual proxy mailing on September 22, 2017. We did not repurchase any shares of our common stock for the year ended June 30, 2018. During the year ended June 30, 2016, we repurchased 4,708,750 shares of our common stock pursuant to our publicly announced Repurchase Program for $34,140, or approximately $7.25 weighted average price per share at approximately a 30% discount to net asset value as of June 30, 2015. Our NAV per share was increased by approximately $0.02 for the year ended June 30, 2016 as a result of the share repurchases.
On August 31, 2016, we filed a registration statement on Form N-2 (File No. 333-213391) with the SEC. We subsequently filed a Pre-Effective Amendment No. 2 thereto on November 1, 2016, which the SEC declared effective on November 3, 2016. On October 26, 2017, we filed Post-Effective Amendment No. 50 to the registration statement, which the SEC declared effective on October 30, 2017. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $5,000,000 in securities, consisting of common stock, preferred stock, debt securities, subscription rights to purchase our securities, warrants representing rights to purchase our securities or separately tradeable units combining two or more of our securities. As of June 30, 2018, we have the ability to issue up to $4,386,415 of additional debt and equity securities under the registration statement.
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
Recent Developments
On July 2, 2018, we entered into debt distribution agreements with each of B. Riley FBR, Inc. and BB&T Capital Markets, a division of BB&T Securities, LLC (together, the “Agents”) pursuant to which we may sell, by means of at-the-market offerings, up to $100,000 in aggregate principal amount of our 2024 Notes and up to $100,000 in aggregate principal amount of the 2028 Notes. As of August 28, 2018, we have issued an additional $10,131 in aggregate principal amount of our 2024 Notes for net proceeds of $10,070 and have issued an additional $6,917 in aggregate principal amount of our 2028 Notes for net proceeds of $6,838.
During the period from July 13, 2018 to July 16, 2018, we made follow-on first lien term loan investments of $105,000 in Town & Country Holdings, Inc., to support acquisitions.

On August 1, 2018, we completed an extension of the Revolving Credit Facility (the “New Facility”) for PCF, extending the term 5.7 years from such date and reducing the interest rate on drawn amounts to one-month Libor plus 2.20%. The New Facility, for which $770 million of commitments have been closed to date, includes an accordion feature that allows the Facility, at Prospect's discretion, to accept up to a total of $1.5 billion of commitments. The New Facility matures on March 27, 2024. It includes a revolving period that extends through March 27, 2022, followed by an additional two-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. Pricing for amounts drawn under the Facility is one-month Libor plus 2.20%, which achieves a 5 basis point reduction in the interest rate from the previous facility rate of Libor plus 2.25%. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 50 basis points if more than 60% of the credit facility is drawn, or 100 basis points if more than 35% and an amount less than or equal to 60% of the credit facility is drawn, or 150 basis points if an amount less than or equal to 35% of the credit facility is drawn.

On August 1, 2018, we purchased from a third party $14,000 of First Lien Senior Secured Term Loan A and Term Loan B Notes issued by InterDent, Inc. at par.

On August 6, 2018, we made a $17,500 senior secured investment in Halyard MD OPCO, LLC, a healthcare IT and advertising technology business that enables targeted advertising campaigns to healthcare providers and patients. Our investment is comprised of a $12,000 first lien term loan, a $2,000 unfunded revolving credit facility, and a $3,500 unfunded delayed draw investment.

During the period from July 1, 2018 through August 28, 2018, we issued $25,330 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $24,919. In addition, we sold $2,215 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $2,176 with expected closing on August 30, 2018.

Pursuant to notice to call provided on July 5, 2018, we redeemed $2,589 of our Prospect Capital InterNotes® at par maturing on February 15, 2020, with a weighted average rate of 4.0%. Settlement of the call occurred on August 15, 2018. We have provided notice to call on August 8, 2018 with settlement on September 15, 2018, $26,771 of our Prospect Capital InterNotes® at par maturing between March 15, 2020 and September 15, 2020, with a weighted average rate of 4.77%.

On August 28, 2018, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.06 per share for September 2018 to holders of record on September 28, 2018 with a payment date of October 18, 2018.

•	$0.06 per share for October 2018 to holders of record on October 31, 2018 with a payment date of November 21, 2018.
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
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the year ended June 30, 2018.

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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of June 30, 2018 and June 30, 2017, our qualifying assets as a percentage of total assets, stood at 73.20% and 71.75%, respectively.
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
Our investments in CLOs are classified as Level 3 fair value measured securities under ASC 820 and are valued using a discounted multi-path cash flow model. The CLO structures are analyzed to identify the risk exposures and to determine an appropriate call date (i.e., expected maturity). These risk factors are sensitized in the multi-path cash flow model using Monte Carlo simulations, which is a simulation used to model the probability of different outcomes, to generate probability-weighted (i.e., multi-path) cash flows from the underlying assets and liabilities.  These cash flows are discounted using appropriate market discount rates, and relevant data in the CLO market as well as certain benchmark credit indices are considered, to determine the value of each CLO investment.  In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the implied discount rate that would be effective for the value derived from the multi-path cash flows.  We are not responsible for and have no influence over the asset management of the portfolios underlying the CLO investments we hold, as those portfolios are managed by non-affiliated third party CLO collateral managers. The main risk factors are default risk, prepayment risk, interest rate risk, downgrade risk, and credit spread risk.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of June 30, 2018, approximately 2.5% of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of June 30, 2018, we do not expect to have any excise tax due for the 2018 calendar year. Thus, we have not accrued any excise tax for this period.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of June 30, 2018, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2015 and thereafter remain subject to examination by the Internal Revenue Service.

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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of SEC registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of June 30, 2018 and June 30, 2017, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends accounting guidance for revenue recognition arising from contracts with customers. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB also issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the standard for one year. As a result, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The application of this guidance is not expected to have a material impact on our financial statements.
Tax Cuts and Jobs Act
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (The “Tax Act”), which significantly changed the Code, including, a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Act also authorizes the IRS to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax and Jobs Act, or regulations or other guidance issued under it, might affect us, our business or the business of our portfolio companies. However, our portfolio companies may or may not make certain elections under the Tax Act that could materially increase their taxable earnings and profits. Any such increase in the earnings and profits of a portfolio company may result in the characterization of certain distributions sourced from sale proceeds as dividend income, which may increase our distributable taxable income. During the year ended June 30, 2018, we received $11,270 of such dividends from NPRC related to the sale of NPRC’s St. Marin and Central Park properties.
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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a LIBOR floor. Our loans typically have durations of one to three months after which they reset to current market interest rates. As of June 30, 2018, 89.7% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility and certain Prospect Capital InterNotes® issuances that are based on floating LIBOR rates. Interest on borrowings under the revolving credit facility is one-month LIBOR plus 225 basis points with no minimum LIBOR floor and there is $37,000 outstanding as of June 30, 2018. Interest on five Prospect Capital InterNotes® is three-month LIBOR plus a range of 300 to 350 basis points with no minimum LIBOR floor. The Convertible Notes, Public Notes and remaining Prospect Capital InterNotes® bear interest at fixed rates.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in CLO residual interests) to our loan portfolio and outstanding debt as of June 30, 2018, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Net Investment Income (1)
Up 300 basis points	$97,878	$44	$97,834	$78,267
Up 200 basis points	65,354	30	65,324	52,259
Up 100 basis points	32,831	15	32,816	26,253
Down 100 basis points	(28,908)	(33)	(28,875)	(23,100)

(1)	Includes the impact of income incentive fees. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of June 30, 2018, one, three and six month LIBOR was 2.09%, 2.34%, and 2.50% respectively.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the year ended June 30, 2018, we did not engage in hedging activities.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Prospect Capital Corporation
New York, New York
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Prospect Capital Corporation and subsidiaries (the “Company”), including the consolidated schedules of investments, as of June 30, 2018 and 2017, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2018, and the related notes, including the financial highlights for each of the five years in the period ended June 30, 2018 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2018 and 2017, and the results of its operations, the changes in its net assets, and its cash flows for each of the three years in the period ended June 30, 2018, and its financial highlights for each of the five years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of June 30, 2018 and 2017 by correspondence with the custodians, brokers and portfolio companies, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
BDO USA, LLP
We have served as the Company’s auditor since 2005.

New York, New York
August 28, 2018

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	June 30, 2018	June 30, 2017

Assets
Investments at fair value:
Control investments (amortized cost of $2,300,526 and $1,840,731, respectively)	$2,404,326	$1,911,775
Affiliate investments (amortized cost of $55,637 and $22,957, respectively)	58,436	11,429
Non-control/non-affiliate investments (amortized cost of $3,475,295 and $4,117,868, respectively)	3,264,517	3,915,101
Total investments at fair value (amortized cost of $5,831,458 and $5,981,556, respectively)	5,727,279	5,838,305
Cash	83,758	318,083
Receivables for:
Interest, net	19,783	9,559
Other	1,867	924
Due from broker	3,029	—
Prepaid expenses	984	1,125
Due from Affiliate	88	14
Deferred financing costs on Revolving Credit Facility (Note 4)	2,032	4,779
Total Assets	5,838,820	6,172,789

Liabilities
Revolving Credit Facility (Notes 4 and 8)	37,000	—
Convertible Notes (less unamortized debt issuance costs of $13,074 and $15,512, respectively) (Notes 5 and 8)	809,073	937,641
Prospect Capital InterNotes® (less unamortized debt issuance costs of $11,998 and $14,240, respectively) (Notes 7 and 8)	748,926	966,254
Public Notes (less unamortized discount and debt issuance costs of $11,007 and $10,981, respectively) (Notes 6 and 8)	716,810	738,300
Due to Prospect Capital Management (Note 13)	49,045	48,249
Interest payable	33,741	38,630
Dividends payable	21,865	30,005
Due to broker	6,159	50,371
Accrued expenses	5,426	4,380
Due to Prospect Administration (Note 13)	2,212	1,910
Other liabilities	1,516	2,097
Total Liabilities	2,431,773	2,817,837
Commitments and Contingencies (Note 3)	—	—
Net Assets	$3,407,047	$3,354,952

Components of Net Assets
Common stock, par value $0.001 per share (1,000,000,000 common shares authorized; 364,409,938 and 360,076,933 issued and outstanding, respectively) (Note 9)	$364	$360
Paid-in capital in excess of par (Note 9)	4,021,541	3,991,317
Accumulated overdistributed net investment income	(45,186)	(54,039)
Accumulated net realized loss	(465,493)	(439,435)
Net unrealized loss	(104,179)	(143,251)
Net Assets	$3,407,047	$3,354,952

Net Asset Value Per Share (Note 16)	$9.35	$9.32

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended June 30,
	2018	2017	2016
Investment Income
Interest income:
Control investments	$195,487	$177,496	$207,377
Affiliate investments	553	297	896
Non-control/non-affiliate investments	285,473	342,696	347,132
Structured credit securities	125,499	148,228	176,213
Total interest income	607,012	668,717	731,618
Dividend income:
Control investments	11,279	5,250	26,435
Non-control/non-affiliate investments	1,767	429	66
Total dividend income	13,046	5,679	26,501
Other income:
Control investments	15,080	11,470	22,528
Non-control/non-affiliate investments	22,707	15,180	11,326
Total other income (Note 10)	37,787	26,650	33,854
Total Investment Income	657,845	701,046	791,973
Operating Expenses
Base management fee (Note 13)	118,046	122,874	126,523
Income incentive fee (Note 13)	71,713	76,520	92,782
Interest and credit facility expenses	155,039	164,848	167,719
Allocation of overhead from Prospect Administration (Note 13)	10,031	13,246	12,647
Audit, compliance and tax related fees	5,539	5,088	4,428
Directors’ fees	450	454	379
Excise tax	—	(1,100)	2,295
Other general and administrative expenses	10,177	13,034	14,072
Total Operating Expenses	370,995	394,964	420,845
Net Investment Income	286,850	306,082	371,128
Net Realized and Change in Unrealized Gains (Losses) from Investments
Net realized gains (losses)
Control investments	13	(65,915)	(5,406)
Affiliate investments	(13,351)	137	(14,194)
Non-control/non-affiliate investments	(5,126)	(30,528)	(4,817)
Net realized losses	(18,464)	(96,306)	(24,417)
Net change in unrealized gains (losses)
Control investments	55,670	86,817	(88,751)
Affiliate investments	25,671	553	(233)
Non-control/non-affiliate investments	(42,270)	(37,229)	(154,589)
Net change in unrealized gains (losses)	39,071	50,141	(243,573)
Net Realized and Change in Unrealized Gains (Losses) from Investments	20,607	(46,165)	(267,990)
Net realized (losses) gains on extinguishment of debt	(7,594)	(7,011)	224
Net Increase in Net Assets Resulting from Operations	$299,863	$252,906	$103,362
Net increase in net assets resulting from operations per share	$0.83	$0.70	$0.29
Dividends declared per share	$(0.77)	$(1.00)	$(1.00)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)

	Year Ended June 30,
	2018	2017	2016
Operations
Net investment income	$286,850	$306,082	$371,128
Net realized losses	(26,058)	(103,317)	(24,193)
Net change in unrealized gains (losses)	39,071	50,141	(243,573)
Net Increase in Net Assets Resulting from Operations	299,863	252,906	103,362

Distributions to Shareholders
Distribution from net investment income	(277,224)	(358,987)	(356,110)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	(277,224)	(358,987)	(356,110)

Common Stock Transactions
Offering costs from issuance of common stock	—	—	118
Repurchase of common stock under stock repurchase program	—	—	(34,140)
Value of shares issued through reinvestment of dividends	29,456	25,116	19,638
Net Increase (Decrease) in Net Assets Resulting from Common Stock Transactions	29,456	25,116	(14,384)

Total Increase (Decrease) in Net Assets	52,095	(80,965)	(267,132)
Net assets at beginning of year	3,354,952	3,435,917	3,703,049
Net Assets at End of Year (Accumulated Overdistributed Net Investment Income of $50,897, $54,039, and $3,623, respectively)	$3,407,047	$3,354,952	$3,435,917

Common Stock Activity
Shares repurchased under stock repurchase program	—	—	(4,708,750)
Shares issued through reinvestment of dividends	4,333,005	2,969,702	2,725,222
Net shares issued (repurchased) due to common stock activity	4,333,005	2,969,702	(1,983,528)
Shares issued and outstanding at beginning of year	360,076,933	357,107,231	359,090,759
Shares Issued and Outstanding at End of Year	364,409,938	360,076,933	357,107,231

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

	Year Ended June 30,
	2018	2017	2016
Operating Activities
Net increase in net assets resulting from operations	$299,863	$252,906	$103,362
Net realized losses (gains) on extinguishment of debt	7,594	7,011	(224)
Net realized losses on investments	18,464	96,306	24,417
Net change in unrealized (gains) losses on investments	(39,071)	(50,141)	243,573
Amortization of discounts, net	31,005	88,827	84,087
Accretion of discount on Public Notes (Note 6)	226	269	200
Amortization of deferred financing costs	12,063	13,013	13,561
Payment-in-kind interest	(9,404)	(17,808)	(20,531)
Structuring fees	(13,959)	(12,929)	(9,393)
Change in operating assets and liabilities:
Payments for purchases of investments	(1,707,294)	(1,458,733)	(921,679)
Proceeds from sale of investments and collection of investment principal	1,831,286	1,413,882	1,311,375
(Decrease) increase in due to broker	(44,212)	49,414	(25,821)
(Decrease) increase in due to Prospect Capital Management	796	(5,900)	51,599
(Increase) in due from broker	(3,029)	—	—
(Increase) decrease in interest receivable, net	(10,224)	2,568	8,281
(Decrease) increase in interest payable	(4,889)	(2,174)	1,145
Increase (decrease) in accrued expenses	1,046	2,121	(1,149)
(Decrease) in other liabilities	(581)	(1,536)	(1,080)
(Increase) decrease in other receivables	(943)	(756)	2,717
(Increase) in due from affiliate	(74)	(14)	—
Decrease (increase) in prepaid expenses	141	(270)	(98)
Increase (decrease) in due to Prospect Administration	302	145	(2,473)
Net Cash Provided by Operating Activities	369,106	376,201	861,869
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	810,000	635,000	615,000
Principal payments under Revolving Credit Facility (Note 4)	(773,000)	(635,000)	(983,700)
Issuances of Public Notes, net of original issue discount (Note 6)	125,000	37,466	161,364
Repurchase of Public Notes (Note 6)	(146,464)	—	—
Redemptions of Convertible Notes (Note 5)	(234,506)	(366,433)	(150,500)
Issuance of Convertible Notes (Note 5)	103,500	225,000	—
Issuances of Prospect Capital InterNotes® (Note 7)	76,297	138,882	88,435
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(295,867)	(67,196)	(7,069)
Financing costs paid	(12,480)	(10,012)	(6,968)
Cost of shares repurchased under stock repurchase program	—	—	(34,140)
Offering costs from issuance of common stock	—	—	118
Dividends paid	(255,911)	(333,623)	(336,637)
Net Cash Used in Financing Activities	(603,431)	(375,916)	(654,097)

Net (Decrease) Increase in Cash	(234,325)	285	207,772
Cash at beginning of year	318,083	317,798	110,026
Cash at End of year	$83,758	$318,083	$317,798
Supplemental Disclosures
Cash paid for interest	$147,639	$153,740	$152,817
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$29,456	$25,116	$19,638
Cost basis of investments written off as worthless	$20,316	$86,605	$25,138

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
(in thousands, except share data)

			June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(44)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

CCPI Inc.(19)	Ohio / Electronic Equipment, Instruments & Components	Senior Secured Term Loan A (10.00%, due 12/31/2020)(3)	$2,881	$2,881	$2,881	0.1%
		Senior Secured Term Loan B (12.00% plus 7.00% PIK, due 12/31/2020)(3)(46)	17,819	17,819	17,819	0.5%
		Common Stock (14,857 shares)(16)	—	6,759	15,056	0.4%
				27,459	35,756	1.0%
CP Energy Services Inc.(20)	Oklahoma / Energy Equipment & Services	Senior Secured Term Loan (13.31% (LIBOR + 11.00% with 1.00% LIBOR floor), due 12/29/2022)(11)	35,048	35,048	35,048	1.0%
		Series B Convertible Preferred Stock (16.00%, 790 shares)(16)	—	63,225	63,225	1.9%
		Common Stock (102,924 shares)(16)	—	81,203	24,988	0.7%
				179,476	123,261	3.6%
Credit Central Loan Company, LLC(21)	South Carolina / Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2024)(14)(46)	51,855	47,496	51,855	1.5%
		Class A Units (10,640,642 units)(14)(16)	—	13,731	23,196	0.7%
		Net Revenues Interest (25% of Net Revenues)(14)(16)	—	—	1,626	0.1%
				61,227	76,677	2.3%
Echelon Transportation, LLC (f/a/a Echelon Aviation, LLC)	New York / Aerospace & Defense	Senior Secured Term Loan (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(13)(46)	31,055	31,055	31,055	0.9%
		Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 1.00% PIK, due 12/7/2024)(13)(46)	16,044	16,044	16,044	0.5%
		Membership Interest (100%)(16)	—	22,738	35,179	1.0%
				69,837	82,278	2.4%
First Tower Finance Company LLC(23)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 10.00% PIK, due 6/24/2019)(14)(46)	273,066	273,066	273,066	8.0%
		Class A Units (95,709,910 units)(14)(16)	—	81,146	169,944	5.0%
				354,212	443,010	13.0%
Freedom Marine Solutions, LLC(24)	Louisiana / Energy Equipment & Services	Membership Interest (100%)(16)	—	43,592	13,037	0.4%
				43,592	13,037	0.4%
InterDent, Inc. (52)	California / Health Care Providers & Services	Senior Secured Term Loan A (7.59% (LIBOR + 5.50% with 0.75% LIBOR floor), due 12/31/2017, past due)(13)	77,994	77,994	77,994	2.3%
		Senior Secured Term Loan B (8.34% (LIBOR + 6.25% with 0.75% LIBOR floor) plus 4.25% PIK, due 12/31/2017, past due)(13)	131,558	131,558	119,627	3.5%
		Senior Secured Term Loan C (18.00% PIK, due on demand)(46)	3,149	3,149	—	—%
		Warrants (to purchase 4,900 shares of Common Stock, expires 3/22/2030)(16)	—	—	—	—%
				212,701	197,621	5.8%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(44)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

MITY, Inc.(25)	Utah / Commercial Services & Supplies	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 1/30/2020)(3)(11)	$26,250	$26,250	$26,250	0.8%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 1/30/2020)(3)(11)(46)	24,442	24,442	24,442	0.7%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due on demand)(14)	5,563	7,200	5,563	0.1%
		Common Stock (42,053 shares)(16)	—	6,849	2,639	0.1%
				64,741	58,894	1.7%
National Property REIT Corp.(26)	Various / Equity Real Estate Investment Trusts (REITs) / Online Lending	Senior Secured Term Loan A (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 10.50% PIK, due 4/1/2019)(13)(46)	293,203	293,203	293,203	8.6%
		Senior Secured Term Loan E (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 1.50% PIK, due 4/1/2019)(13)(46)	226,180	226,180	226,180	6.7%
		Common Stock (3,042,393 shares)	—	307,604	436,105	12.8%
		Net Operating Income Interest (5% of Net Operating Income)	—	—	99,488	2.9%
				826,987	1,054,976	31.0%
Nationwide Loan Company LLC(27)	Illinois / Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)(14)(46)	17,410	17,410	17,410	0.5%
		Class A Units (32,456,159 units)(14)(16)	—	21,962	16,443	0.5%
				39,372	33,853	1.0%
NMMB, Inc.(28)	New York / Media	Senior Secured Note (14.00%, due 5/6/2021)(3)	3,714	3,714	3,714	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2021)(3)	4,900	4,900	4,900	0.2%
		Series A Preferred Stock (7,200 shares)(16)	—	7,200	5,663	0.2%
		Series B Preferred Stock (5,669 shares)(16)	—	5,669	4,458	0.1%
				21,483	18,735	0.6%
Pacific World Corporation(40)	California / Personal Products	Revolving Line of Credit – $26,000 Commitment (9.34% (LIBOR + 7.25% with 1.00% LIBOR floor), due 9/26/2020)(13)(15)	20,825	20,825	20,825	0.6%
		Senior Secured Term Loan A (7.34% (LIBOR + 5.25% with 1.00% LIBOR floor), due 9/26/2020)(13)	96,250	96,250	96,250	2.8%
		Senior Secured Term Loan B (11.34% PIK (LIBOR + 9.25% with 1.00% LIBOR floor), in non-accrual status effective 5/21/2018, due 9/26/2020)(13)	96,500	96,500	47,945	1.4%
		Convertible Preferred Equity (100,000 shares)(16)	—	15,000	—	—%
		Common Stock (6,778,414 shares)(16)	—	—	—	—%
				228,575	165,020	4.8%
R-V Industries, Inc.	Pennsylvania / Machinery	Senior Subordinated Note (11.34% (LIBOR + 9.00% with 1.00% LIBOR floor), due 3/31/2022)(11)	28,622	28,622	28,622	0.8%
		Common Stock (745,107 shares)(16)	—	6,866	3,264	0.1%
				35,488	31,886	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(44)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company)(29)	Texas / Energy Equipment & Services	Series A Convertible Preferred Stock (6.50%, 99,000 shares)(16)	$—	$—	$2,194	0.1%
		Common Stock (100 shares)(16)	—	—	—	—%
				—	2,194	0.1%
USES Corp.(30)	Texas / Commercial Services & Supplies	Senior Secured Term Loan A (9.00% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	36,964	31,601	16,319	0.5%
		Senior Secured Term Loan B (15.50% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	47,866	35,568	—	—%
		Common Stock (268,962 shares)(16)	—	—	—	—%
				67,169	16,319	0.5%
Valley Electric Company, Inc.(31)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2024)(3)(11)(46)	10,430	10,430	10,430	0.3%
		Senior Secured Note (8.00% plus 10.00% PIK, due 6/23/2024)(46)	27,781	27,781	27,781	0.8%
		Consolidated Revenue Interest (2.0%)	—	—	—	—%
		Common Stock (50,000 shares)(16)	—	26,204	12,586	0.4%
				64,415	50,797	1.5%
Wolf Energy, LLC(32)	Kansas / Energy Equipment & Services	Membership Interest (100%)(16)	—	—	—	—%
		Membership Interest in Wolf Energy Services Company, LLC (100%)(16)	—	3,792	—	—%
		Net Profits Interest (8% of Equity Distributions)(4)(16)	—	—	12	—%
				3,792	12	—%
Total Control Investments (Level 3)				$2,300,526	$2,404,326	70.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(44)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Affiliate Investments (5.00% to 24.99% voting control)(48)

Edmentum Ultimate Holdings, LLC(22)	Minnesota / Diversified Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00%, due 12/9/2021)(15)	$7,834	$7,834	$7,834	0.2%
		Unsecured Senior PIK Note (8.50% PIK, due 12/9/2021)(46)	7,520	7,520	7,520	0.2%
		Unsecured Junior PIK Note (10.00% PIK, in non-accrual status effective 1/1/2017, due 12/9/2021)	35,226	23,828	19,862	0.6%
		Class A Units (370,964 units)(16)	—	6,577	—	—%
				45,759	35,216	1.0%
Nixon, Inc.(39)	California / Textiles, Apparel & Luxury Goods	Common Stock (857 units)(16)	—	—	—	—%
				—	—	—%
Targus International, LLC(33)	California / Textiles, Apparel & Luxury Goods	Common Stock (7,383,395 shares)(16)	—	9,878	23,220	0.7%
				9,878	23,220	0.7%
Total Affiliate Investments (Level 3)				$55,637	$58,436	1.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(44)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

ACE Cash Express, Inc.	Texas / Consumer Finance	Senior Secured Note (12.00%, due 12/15/2022)(8)(14)	$20,000	$19,733	$21,594	0.6%
				19,733	21,594	0.6%
AgaMatrix, Inc.	New Hampshire / Healthcare Equipment and Supplies	Senior Secured Term Loan (11.33% (LIBOR + 9.00% with 1.25% LIBOR floor), due 9/29/2022)(3)(11)	35,815	35,815	35,815	1.1%
				35,815	35,815	1.1%
American Gilsonite Company(34)	Utah / Chemicals	Membership Interest (0.05%, 131 shares)(16)	—	—	—	—%
				—	—	—%
Apidos CLO IX	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 7/15/2023)(5)(14)(17)	23,525	21	76	—%
				21	76	—%
Apidos CLO XI	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 7.80%, due 1/17/2028)(5)(14)	40,500	32,397	25,000	0.7%
				32,397	25,000	0.7%
Apidos CLO XII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.35%, due 4/15/2031)(5)(14)	52,203	35,014	26,518	0.8%
				35,014	26,518	0.8%
Apidos CLO XV	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.14%, due 4/20/2031)(5)(14)	48,515	35,776	26,960	0.8%
				35,776	26,960	0.8%
Apidos CLO XXII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.65%, due 10/20/2027)(5)(6)(14)	31,350	27,496	25,047	0.7%
				27,496	25,047	0.7%
Ark-La-Tex Wireline Services, LLC	Louisiana / Energy Equipment & Services	Senior Secured Term Loan B (13.59% (LIBOR + 11.50% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 4/8/2019)(13)	25,595	1,145	787	—%
				1,145	787	—%
Armor Holding II LLC	New York / Commercial Services & Supplies	Second Lien Term Loan (11.10% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(8)(13)	7,000	6,949	7,000	0.2%
				6,949	7,000	0.2%
Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Health Care Providers & Services	Revolving Line of Credit – $7,000 Commitment (10.81% (LIBOR + 8.50% with 1.50% LIBOR floor), due 8/21/2019)(11)(15)	7,000	7,000	6,900	0.2%
		Senior Term Loan (10.81% (LIBOR + 8.50% with 1.50% LIBOR floor), due 2/21/2020)(3)(11)	77,713	77,713	76,607	2.2%
				84,713	83,507	2.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(44)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

ATS Consolidated, Inc.	Arizona / Electronic Equipment, Instruments & Components	Second Lien Term Loan (9.84% (LIBOR + 7.75%, due 2/27/2026)(8)(13)	$15,000	$14,856	$14,873	0.4%
				14,856	14,873	0.4%
Autodata, Inc. / Autodata Solutions, Inc.(9)	Canada / Software	Second Lien Term Loan (9.34% (LIBOR + 7.25% with 1.00% LIBOR floor), due 12/12/2025)(8)(13)	6,000	5,972	5,972	0.2%
				5,972	5,972	0.2%
Barings CLO 2018-III (f/k/a Babson CLO Ltd. 2014-III)	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.35%, due 7/20/2029)(5)(6)(14)	83,098	49,688	46,933	1.4%
				49,688	46,933	1.4%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Note (10.33% (LIBOR + 8.00% with 1.25% LIBOR floor), due 12/02/2022)(3)(11)	274,009	274,009	274,009	8.0%
				274,009	274,009	8.0%
Brookside Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 8.73%, due 1/18/2028)(5)(14)	36,300	19,287	13,466	0.4%
				19,287	13,466	0.4%
California Street CLO IX Ltd. (f/k/a Symphony CLO IX Ltd.)	Cayman Islands / Structured Finance	Preference Shares (Residual Interest, current yield 12.20%, due 10/16/2028)(5)(14)	58,915	41,645	35,852	1.1%
				41,645	35,852	1.1%
Candle-Lite Company, LLC	Ohio / Household & Personal Products	Senior Secured Term Loan A (7.81% (LIBOR + 5.50% with 1.25% LIBOR floor), due 1/23/2023)(3)(11)	12,438	12,438	12,438	0.3%
		Senior Secured Term Loan B (11.81% (LIBOR + 9.50% with 1.25% LIBOR floor), due 1/23/2023)(3)(11)	12,500	12,500	12,500	0.4%
				24,938	24,938	0.7%
Capstone Logistics Acquisition, Inc.	Georgia / Commercial Services & Supplies	Second Lien Term Loan (10.34% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(8)(13)	101,030	100,669	100,136	2.9%
				100,669	100,136	2.9%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 20.73%, due 7/15/2030)(5)(6)(14)	25,534	17,832	18,807	0.6%
				17,832	18,807	0.6%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.00%, due 10/20/2029)(5)(6)(14)	32,200	32,364	29,080	0.9%
				32,364	29,080	0.9%
Carlyle C17 CLO Limited (f/k/a Cent CLO 17 Limited)	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.34%, due 4/30/2031)(5)(14)	24,870	15,140	15,196	0.4%
				15,140	15,196	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(44)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Cent CLO 20 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.40%, due 1/25/2026)(5)(14)	$40,275	$31,692	$28,269	0.8%
				31,692	28,269	0.8%
Cent CLO 21 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.56%, due 7/27/2026)(5)(6)(14)	48,528	36,311	33,703	1.0%
				36,311	33,703	1.0%
Centerfield Media Holding Company(35)	California / Internet Software & Services	Senior Secured Term Loan A (9.31% (LIBOR + 7.00% with 2.00% LIBOR floor), due 1/17/2022)(3)(11)	66,300	66,300	66,300	1.9%
		Senior Secured Term Loan B (14.81% (LIBOR + 12.50% with 2.00% LIBOR floor), due 1/17/2022)(11)	68,000	68,000	68,000	2.0%
				134,300	134,300	3.9%
CIFC Funding 2013-III-R, Ltd. (f/k/a CIFC Funding 2013-III, Ltd.)	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.43%, due 4/24/2031)(5)(14)	44,100	27,624	25,250	0.7%
				27,624	25,250	0.7%
CIFC Funding 2013-IV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.31%, due 4/28/2031)(5)(14)	45,500	31,503	27,697	0.8%
				31,503	27,697	0.8%
CIFC Funding 2014-IV Investor, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 8.46%, due 10/19/2026)(5)(6)(14)	41,500	28,512	23,715	0.7%
				28,512	23,715	0.7%
CIFC Funding 2016-I, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 13.11%, due 10/21/2028)(5)(6)(14)	34,000	31,179	27,998	0.8%
				31,179	27,998	0.8%
Cinedigm DC Holdings, LLC	New York / Media	Senior Secured Term Loan (11.31% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(11)(46)	31,460	31,410	31,460	0.9%
				31,410	31,460	0.9%
Class Appraisal, LLC	Michigan / Real Estate Management & Development	Revolving Line of Credit – $1,500 Commitment (10.58% (LIBOR + 8.25% with 1.50% LIBOR floor), due 3/12/2020)(11)(15)	—	—	—	—%
		Senior Secured Term Loan (10.58% (LIBOR + 8.25% with 1.50% LIBOR floor), due 3/10/2023)(3)(11)	41,860	41,860	41,860	1.2%
				41,860	41,860	1.2%
Coverall North America, Inc.	Florida / Commercial Services & Supplies	Senior Secured Term Loan A (8.31% (LIBOR + 6.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	19,100	19,100	19,100	0.6%
		Senior Secured Term Loan B (13.31% (LIBOR + 11.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	24,750	24,750	24,750	0.7%
				43,850	43,850	1.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(44)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

CP VI Bella Midco	Pennsylvania / IT Services	Second Lien Term Loan (8.84% (LIBOR + 6.75%, due 12/29/2025)(8)(13)	$2,000	$1,990	$1,990	0.1%
				1,990	1,990	0.1%
CURO Financial Technologies Corp.	Canada / Consumer Finance	Senior Secured Notes (12.00%, due 3/1/2022)(8)(14)	10,896	10,837	11,844	0.3%
				10,837	11,844	0.3%
Digital Room, LLC	California / Commercial Services & Supplies	First Lien Term Loan (7.10% (LIBOR + 5.00% with 1.00% LIBOR floor), due 12/29/2023)(3)(8)(13)	9,950	9,857	9,925	0.3%
		Second Lien Term Loan (10.85% (LIBOR + 8.75% with 1.00% LIBOR floor), due 12/29/2024)(3)(8)(13)	57,100	56,295	57,100	1.7%
				66,152	67,025	2.0%
Dunn Paper, Inc.	Georgia / Paper & Forest Products	Second Lien Term Loan (10.84% (LIBOR + 8.75% with 1.00% LIBOR floor), due 8/26/2023)(3)(8)(13)	11,500	11,328	11,226	0.3%
				11,328	11,226	0.3%
Easy Gardener Products, Inc.	Texas / Household Durables	Senior Secured Term Loan (12.31% (LIBOR + 10.00% with 0.25% LIBOR floor), due 09/30/2020)(11)	16,894	16,894	15,728	0.5%
				16,894	15,728	0.5%
Engine Group, Inc.(7)	California / Media	Senior Secured Term Loan (7.08% (LIBOR + 4.75% with 1.00% LIBOR floor), due 9/15/2022)(8)(11)	4,813	4,813	4,813	0.1%
		Second Lien Term Loan (11.08% (LIBOR + 8.75% with 1.00% LIBOR floor), due 9/15/2023)(3)(8)(11)	35,000	35,000	35,000	1.0%
				39,813	39,813	1.1%
EXC Holdings III Corp	Massachusetts / Technology Hardware, Storage & Peripherals	Second Lien Term Loan (9.97% (LIBOR + 7.50% with 1.00% LIBOR floor), due 12/01/2025)(8)(10)	12,500	12,384	12,500	0.4%
				12,384	12,500	0.4%
Fleetwash, Inc.	New Jersey / Commercial Services & Supplies	Senior Secured Term Loan B (11.31% (LIBOR + 9.00% with 1.00% LIBOR floor), due 4/30/2022)(3)(11)	21,544	21,544	21,544	0.6%
		Delayed Draw Term Loan – $15,000 Commitment (10.31% (LIBOR + 8.00% with 1.00% LIBOR floor), expires 4/30/2022)(11)(15)	—	—	—	—%
				21,544	21,544	0.6%
Galaxy XV CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.42%, due 10/15/2030)(5)(14)	50,525	34,853	30,457	0.9%
				34,853	30,457	0.9%
Galaxy XXVII CLO, Ltd. (f/k/a Galaxy XVI CLO, Ltd.)	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.57%, due 5/16/2031)(5)(14)	24,575	16,936	13,688	0.4%
				16,936	13,688	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(44)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Galaxy XXVIII CLO, Ltd. (f/k/a Galaxy XVII CLO, Ltd.)	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.89%, due 7/15/2031)(5)(6)(14)	$39,905	$28,009	$22,335	0.7%
				28,009	22,335	0.7%
Galaxy XXVIII CLO, Ltd.	Cayman Islands / Structured Finance	Class F Junior Notes (LIBOR + 8.48%, due 7/15/2031)(6)(11)(14)(53)	6,658	6,159	6,159	0.2%
				6,159	6,159	0.2%
H.I.G. ECI Merger Sub, Inc.	Massachusetts / IT Services	Revolving Line of Credit – $5,000 Commitment (9.81% (LIBOR + 7.50% with 1.50% LIBOR floor), due 9/30/2018)(11)	—	—	—	—%
		Senior Secured Term Loan A (7.81% (LIBOR + 5.50% with 1.50% LIBOR floor), due 5/31/2023)(11)	44,688	44,688	44,688	1.3%
		Senior Secured Term Loan B (12.81% (LIBOR + 10.50% with 1.50% LIBOR floor), due 5/31/2023)(11)	29,900	29,900	29,900	0.9%
				74,588	74,588	2.2%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 8/15/2023)(5)(14)(17)	23,188	3,869	3,125	0.1%
				3,869	3,125	0.1%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 4/15/2025)(5)(14)(17)	40,400	22,057	11,017	0.3%
				22,057	11,017	0.3%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.30%, due 4/18/2026)(5)(14)	24,500	14,007	11,647	0.3%
				14,007	11,647	0.3%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 8.64%, due 4/28/2025)(5)(6)(14)	41,164	24,290	19,050	0.6%
				24,290	19,050	0.6%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 19.80%, due 10/18/2027)(5)(6)(14)	39,598	34,675	32,513	1.0%
				34,675	32,513	1.0%
Harbortouch Payments, LLC	Pennsylvania / Commercial Services & Supplies	Escrow Receivable		—	917	—%
				—	917	—%
HarbourView CLO VII-R, Ltd. (f/k/a HarbourView CLO VII, Ltd.)	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.94%, due 7/18/2031)(5)(6)(14)	19,025	13,411	13,689	0.4%
				13,411	13,689	0.4%
Help/Systems Holdings, Inc.	Minnesota / Software	Second Lien Term Loan (9.84% (LIBOR + 7.75%, due 3/27/2026)(8)(13)	11,293	11,244	11,293	0.3%
				11,244	11,293	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(44)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Ingenio, LLC	California / Internet Software & Services	Senior Secured Term Loan (9.82% (LIBOR + 7.50% with 1.25% LIBOR floor), due 9/26/2022)(3)(8)(11)	$9,647	$9,647	$9,647	0.3%
				9,647	9,647	0.3%
Inpatient Care Management Company, LLC	Florida / Health Care Providers & Services	Senior Secured Term Loan (10.31% (LIBOR + 8.00% with 1.00% LIBOR floor), due 6/8/2021)(3)(11)	23,698	23,698	23,698	0.7%
				23,698	23,698	0.7%
Janus International Group, LLC	Georgia / Building Products	Second Lien Term Loan (9.84% (LIBOR + 7.75% with 1.00% LIBOR floor), due 2/12/2026)(8)(13)	10,000	9,905	10,000	0.3%
				9,905	10,000	0.3%
JD Power and Associates	California / Capital Markets	Second Lien Term Loan (10.59% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/7/2024)(3)(8)(13)	20,000	19,799	20,000	0.6%
				19,799	20,000	0.6%
Jefferson Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 7.20%, due 7/20/2027)(5)(6)(14)	19,500	16,078	12,392	0.4%
				16,078	12,392	0.4%
K&N Parent, Inc.	California / Auto Components	Second Lien Term Loan (11.08% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/21/2024)(3)(8)(11)	12,887	12,681	12,887	0.4%
				12,681	12,887	0.4%
Keystone Acquisition Corp.(36)	Pennsylvania / Health Care Providers & Services	Second Lien Term Loan (11.58% (LIBOR + 9.25% with 1.00% LIBOR floor), due 5/1/2025)(3)(8)(11)	50,000	50,000	50,000	1.5%
				50,000	50,000	1.5%
LCM XIV Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 16.28%, due 7/21/2031)(5)(14)	49,934	26,516	24,257	0.7%
				26,516	24,257	0.7%
Madison Park Funding IX, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 57.45%, due 8/15/2022)(5)(14)	43,110	2,058	2,200	0.1%
				2,058	2,200	0.1%
Maverick Healthcare Equity, LLC	Arizona / Health Care Providers & Services	Preferred Units (10.00%, 1,250,000 units)(16)		1,252	446	—%
		Class A Common Units (1,250,000 units)(16)		—	—	—%
				1,252	446	—%
MedMark Services, Inc.(51)	Texas / Health Care Providers & Services	Second Lien Term Loan (10.55% (LIBOR + 8.25% with 1.00% LIBOR floor), due 3/1/2025)(3)(8)(11)	7,000	6,933	6,933	0.2%
				6,933	6,933	0.2%
Memorial MRI & Diagnostic, LLC	Texas / Health Care Providers & Services	Senior Secured Term Loan (10.83% (LIBOR + 8.50% with 1.00% LIBOR floor), due 3/16/2022)(11)	36,925	36,925	36,925	1.1%
				36,925	36,925	1.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(44)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Mobile Posse, Inc.	Virginia / Media	First Lien Term Loan (10.83% (LIBOR + 8.50% with 2.00% LIBOR floor), due 4/3/2023)(3)(11)	$27,700	$27,700	$27,700	0.8%
				27,700	27,700	0.8%
Mountain View CLO 2013-I Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.66%, due 10/15/2030)(5)(14)	43,650	28,357	23,267	0.7%
				28,357	23,267	0.7%
Mountain View CLO IX Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.63%, due 7/15/2031)(5)(6)(14)	47,830	31,528	37,333	1.1%
				31,528	37,333	1.1%
MRP Holdco, Inc.	Massachusetts / IT Services	Senior Secured Term Loan A (6.59% (LIBOR + 4.50% with 1.50% LIBOR floor), due 4/17/2024)(3)(13)	43,000	43,000	43,000	1.3%
		Senior Secured Term Loan B (10.59% (LIBOR + 8.50% with 1.50% LIBOR floor), due 4/17/2024)(13)	43,000	43,000	43,000	1.3%
				86,000	86,000	2.6%
Octagon Investment Partners XV, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 14.58%, due 7/19/2030)(5)(14)	42,063	31,734	26,350	0.8%
				31,734	26,350	0.8%
Octagon Investment Partners 18-R Ltd. (f/k/a Octagon Investment Partners XVIII, Ltd.)	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 17.26%, due 4/16/2031)(5)(6)(14)	46,016	27,295	26,420	0.8%
				27,295	26,420	0.8%
Pearl Intermediate Parent LLC	Connecticut / Health Care Providers & Services	Second Lien Term Loan (8.33% (LIBOR + 6.25%, due 2/15/2026)(8)(13)	5,000	4,976	5,000	0.1%
				4,976	5,000	0.1%
PeopleConnect Intermediate, LLC (f/k/a Intelius, Inc.)	Washington / Internet Software & Services	Revolving Line of Credit – $1,000 Commitment (11.81% (LIBOR + 9.50% with 1.00% LIBOR floor), due 8/11/2020)(11)(15)	500	500	500	—%
		Senior Secured Term Loan A (8.81% (LIBOR + 6.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)	18,828	18,828	18,828	0.6%
		Senior Secured Term Loan B (14.81% (LIBOR + 12.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)	20,163	20,163	20,163	0.6%
				39,491	39,491	1.2%
PGX Holdings, Inc.	Utah / Diversified Consumer Services	Second Lien Term Loan (11.09% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(13)	118,289	118,289	118,289	3.5%
				118,289	118,289	3.5%
PharMerica Corporation	Kentucky / Pharmaceuticals	Second Lien Term Loan (9.80% (LIBOR + 7.75% with 1.00% LIBOR floor), due 12/7/2025)(8)(13)	12,000	11,882	12,000	0.4%
				11,882	12,000	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(44)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Photonis Technologies SAS	France / Electronic Equipment, Instruments & Components	First Lien Term Loan (9.83% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(8)(11)(14)	$12,872	$12,490	$12,335	0.4%
				12,490	12,335	0.4%
PlayPower, Inc.	North Carolina / Leisure Products	Second Lien Term Loan (11.08% (LIBOR + 8.75% with 1.00% LIBOR floor), due 6/23/2022)(3)(8)(11)	11,000	10,904	11,000	0.3%
				10,904	11,000	0.3%
Research Now Group, Inc.	Connecticut / Professional Services	First Lien Term Loan (7.86% (LIBOR + 5.50% with 1.00% LIBOR floor), due 12/20/2024)(8)(10)	9,950	9,468	9,608	0.3%
		Second Lien Term Loan (11.82% (LIBOR + 9.50% with 1.00% LIBOR floor), due 12/20/2025)(8)(11)	50,000	46,738	47,382	1.4%
				56,206	56,990	1.7%
RGIS Services, LLC	Michigan / Commercial Services & Supplies	Senior Secured Term Loan (9.59% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(3)(8)(13)	15,173	15,113	14,339	0.4%
				15,113	14,339	0.4%
RME Group Holding Company	Florida / Media	Senior Secured Term Loan A (8.33% (LIBOR + 6.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	35,146	35,146	35,146	1.0%
		Senior Secured Term Loan B (13.33% (LIBOR + 11.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	24,349	24,349	24,349	0.7%
				59,495	59,495	1.7%
Rocket Software, Inc.	Massachusetts / Software	Second Lien Term Loan (11.83% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/14/2024)(3)(8)(11)	50,000	49,219	50,000	1.5%
				49,219	50,000	1.5%
Romark WM-R Ltd. (f/k/a Washington Mill CLO Ltd.)	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.41%, due 4/20/2031)(5)(6)(14)	27,724	21,494	17,961	0.5%
				21,494	17,961	0.5%
Rosa Mexicano	New York / Hotels, Restaurants & Leisure	Revolving Line of Credit – $2,500 Commitment (9.83% (LIBOR + 7.50% with 1.50% LIBOR floor), due 3/29/2023(11)(15)	—	—	—	—%
		Senior Secured Term Loan (9.83% (LIBOR + 7.50% with 1.50% LIBOR floor), due 3/29/2023(3)(11)	29,813	29,813	29,813	0.9%
				29,813	29,813	0.9%
SCS Merger Sub, Inc.	Texas / IT Services	Second Lien Term Loan (11.59% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/30/2023)(3)(8)(13)	20,000	19,605	20,000	0.6%
				19,605	20,000	0.6%
Securus Technologies Holdings, Inc.	Texas / Communications Equipment	Second Lien Term Loan (10.34% (LIBOR + 8.25% with 1.00% LIBOR floor), due 11/01/2025)(8)(13)	40,000	39,860	40,000	1.2%
				39,860	40,000	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(44)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

SEOTownCenter, Inc	Utah / Internet Software & Services	Senior Secured Term Loan A (9.84% (LIBOR + 7.50% with 2.00% LIBOR floor), due 4/07/2023)(3)(11)	$25,000	$25,000	$25,000	0.7%
		Senior Secured Term Loan B (14.84% (LIBOR + 12.50% with 2.00% LIBOR floor), due 4/07/2023)(3)(11)	17,000	17,000	17,000	0.5%
				42,000	42,000	1.2%
SESAC Holdco II LLC	Tennessee / Media	Second Lien Term Loan (9.34% (LIBOR + 7.25% with 1.00% LIBOR floor), due 2/23/2025)(8)(13)	3,000	2,975	2,975	0.1%
				2,975	2,975	0.1%
Small Business Whole Loan Portfolio(41)	New York / Online Lending	124 Small Business Loans purchased from On Deck Capital, Inc.	30	30	17	—%
				30	17	—%
SMG US Midco	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (9.09% (LIBOR + 7.00%, due 1/23/2026)(8)(13)	7,500	7,482	7,482	0.2%
				7,482	7,482	0.2%
Spartan Energy Services, Inc.	Louisiana / Energy Equipment & Services	Senior Secured Term Loan A (7.98% (LIBOR + 6.00% with 1.00% LIBOR floor), due 12/28/2018)(13)	13,156	12,528	13,046	0.4%
		Senior Secured Term Loan B (13.98% PIK (LIBOR + 12.00% with 1.00% LIBOR floor), due 12/28/2018)(13)(46)	18,237	16,838	18,237	0.5%
				29,366	31,283	0.9%
Spectrum Holdings III Corp	Georgia / Health Care Equipment & Supplies	Second Lien Term Loan (9.09% (LIBOR + 7.00% with 1.00% LIBOR floor), due 1/31/2026)(8)(13)	7,500	7,464	7,464	0.2%
				7,464	7,464	0.2%
Strategic Materials	Texas / Household Durables	Second Lien Term Loan (10.10% (LIBOR + 7.75% with 1.00% LIBOR floor), due 11/1/2025)(8)(11)	7,000	6,936	6,936	0.2%
				6,936	6,936	0.2%
Stryker Energy, LLC	Louisiana / Energy Equipment & Services	Overriding Royalty Interests (43)		—	—	—%
				—	—	—%
Sudbury Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 5.47%, due 1/17/2026)(5)(14)	28,200	18,183	14,218	0.4%
				18,183	14,218	0.4%
Symphony CLO XIV Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 3.78%, due 7/14/2026)(5)(6)(14)	49,250	34,297	27,478	0.8%
				34,297	27,478	0.8%
Symphony CLO XV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 7.30%, due 10/17/2026)(5)(14)	50,250	39,512	32,433	1.0%
				39,512	32,433	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(44)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

TGP HOLDINGS III LLC	Oregon / Household Durables	Second Lien Term Loan (10.83% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/25/2025)(8)(11)	$3,000	$2,959	$2,959	0.1%
				2,959	2,959	0.1%
TouchTunes Interactive Networks, Inc.	New York / Internet Software & Services	Second Lien Term Loan (10.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(3)(8)(13)	14,000	13,926	14,000	0.4%
				13,926	14,000	0.4%
Town & Country Holdings, Inc.	New York / Distributors	First Lien Term Loan (11.33% (LIBOR + 9.00% with 1.25% LIBOR floor), due 1/26/2023)(3)(11)	69,650	69,650	69,650	2.0%
				69,650	69,650	2.0%
Transplace Holdings, Inc.	Texas / Transportation Infrastructure	Second Lien Term Loan (10.79% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/6/2025)(8)(13)	28,104	27,494	28,104	0.8%
				27,494	28,104	0.8%
Turning Point Brands, Inc.(42)	Kentucky / Tobacco	Second Lien Term Loan (9.04% (LIBOR + 7.00% with 0.00% LIBOR floor), due 3/7/2024)(3)(8)(13)	14,500	14,392	14,392	0.4%
				14,392	14,392	0.4%
United Sporting Companies, Inc.(18)	South Carolina / Distributors	Second Lien Term Loan (13.09% (LIBOR + 11.00% with 1.75% LIBOR floor) plus 2.00% PIK, in non-accrual status effective 4/1/2017, due 11/16/2019)(13)(46)	149,126	127,091	58,806	1.7%
		Common Stock (24,967 shares)(16)		—	—	—%
				127,091	58,806	1.7%
Universal Fiber Systems, LLC	Virginia / Textiles, Apparel & Luxury Goods	Second Lien Term Loan (11.60% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/02/2022)(3)(8)(12)	37,000	36,551	37,000	1.1%
				36,551	37,000	1.1%
Universal Turbine Parts, LLC	Alabama / Trading Companies & Distributors	Senior Secured Term Loan A (8.06% (LIBOR + 5.75% with 1.00% LIBOR floor), due 7/22/2021)(3)(11)	31,363	31,363	27,926	0.8%
		Senior Secured Term Loan B (14.06% (LIBOR + 11.75% with 1.00% LIBOR floor), due 7/22/2021)(11)	32,500	32,500	28,273	0.8%
				63,863	56,199	1.6%
USG Intermediate, LLC	Texas / Leisure Products	Revolving Line of Credit – $2,500 Commitment (11.34% (LIBOR + 9.25% with 1.00% LIBOR floor), due 8/24/2018)(13)(15)	2,500	2,500	2,500	0.1%
		Senior Secured Term Loan A (8.84% (LIBOR + 6.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(13)	11,385	11,385	11,385	0.3%
		Senior Secured Term Loan B (13.84% (LIBOR + 11.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(13)	20,741	20,741	20,741	0.6%
		Equity(16)		1	—	—%
				34,627	34,626	1.0%
UTZ Quality Foods, LLC	Pennsylvania / Food Products	Second Lien Term Loan (9.34% (LIBOR + 7.25%, due 11/21/2025)(8)(13)	10,000	9,884	9,886	0.3%
				9,884	9,886	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(44)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

VC GB Holdings, Inc.	Illinois / Household Durables	Subordinated Secured Term Loan (10.09% (LIBOR + 8.00% with 1.00% LIBOR floor), due 2/28/2025)(3)(8)(13)	$16,000	$15,750	$16,000	0.5%
				15,750	16,000	0.5%
Venio LLC	Pennsylvania / Professional Services	Second Lien Term Loan (4.00% plus PIK 10.00% (LIBOR + 7.50% with 2.50% LIBOR floor), due 2/19/2020)(11)(46)	22,048	18,066	20,001	0.6%
				18,066	20,001	0.6%
Voya CLO 2012-2, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	38,070	450	595	—%
				450	595	—%
Voya CLO 2012-3, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	46,632	—	585	—%
				—	585	—%
Voya CLO 2012-4, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 11.96%, due 10/16/2028)(5)(14)	40,613	30,893	28,264	0.8%
				30,893	28,264	0.8%
Voya CLO 2014-1, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.47%, due 4/18/2031)(5)(6)(14)	40,773	28,205	26,931	0.8%
				28,205	26,931	0.8%
Voya CLO 2016-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.68%, due 10/18/2027)(5)(6)(14)	28,100	27,180	22,912	0.7%
				27,180	22,912	0.7%
Voya CLO 2017-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.26%, due 7/20/2030)(5)(6)(14)	44,885	47,400	43,351	1.3%
				47,400	43,351	1.3%
Wink Holdco, Inc.	Texas / Insurance	Second Lien Term Loan (8.85% (LIBOR + 6.75% with 1.00% LIBOR floor), due 12/1/2025)(8)(13)	3,000	2,986	2,986	0.1%
				2,986	2,986	0.1%
Total Non-Control/Non-Affiliate Investments (Level 3)				$3,475,295	$3,264,517	95.8%

Total Portfolio Investments (Level 3)				$5,831,458	$5,727,279	168.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)(45)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

Arctic Energy Services, LLC(37)	Wyoming / Energy Equipment & Services	Class D Units (32,915 units)(16)		$31,640	$17,370	0.5%
		Class E Units (21,080 units)(16)		20,230	—	—%
		Class A Units (700 units)(16)		9,006	—	—%
		Class C Units (10 units)(16)		—	—	—%
				60,876	17,370	0.5%
CCPI Inc.(19)	Ohio / Electronic Equipment, Instruments & Components	Senior Secured Term Loan A (10.00%, due 12/31/2020)(3)	$2,966	2,966	2,966	0.1%
		Senior Secured Term Loan B (12.00% plus 7.00% PIK, due 12/31/2020)(3)(46)	18,216	18,216	18,216	0.5%
		Common Stock (14,857 shares)		6,759	21,870	0.7%
				27,941	43,052	1.3%
CP Energy Services, Inc.(20)	Oklahoma / Energy Equipment & Services	Series B Convertible Preferred Stock (1,043 shares)(16)		98,273	72,216	2.2%
		Common Stock (2,924 shares)(16)		15,227	—	—%
				113,500	72,216	2.2%
Credit Central Loan Company, LLC(21)	South Carolina / Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2019)(14)(46)	51,855	45,255	51,855	1.5%
		Class A Units (10,640,642 units)(14)(16)		13,731	9,881	0.3%
		Net Revenues Interest (25% of Net Revenues)(14)(16)		—	2,699	0.1%
				58,986	64,435	1.9%
Echelon Aviation LLC	New York / Aerospace & Defense	Senior Secured Term Loan (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(13)(46)	31,055	31,055	31,055	0.9%
		Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 1.00% PIK, due 12/7/2024)(13)(46)	16,044	16,044	16,044	0.5%
		Membership Interest (99%)		22,738	24,219	0.7%
				69,837	71,318	2.1%
Edmentum Ultimate Holdings, LLC(22)	Minnesota / Diversified Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00%, due 6/9/2020)(15)	7,834	7,834	7,834	0.2%
		Unsecured Senior PIK Note (8.50% PIK, due 6/9/2020)(46)	6,905	6,905	6,905	0.2%
		Unsecured Junior PIK Note (10.00% PIK, in non-accrual status effective 1/1/2017, due 6/9/2020)	31,870	23,829	31,870	1.0%
		Class A Units (370,964 units)(16)		6,577	286	—%
				45,145	46,895	1.4%
First Tower Finance Company LLC(23)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 7.00% PIK, due 6/24/2019)(14)(46)	261,114	261,114	261,114	7.8%
		Class A Units (93,997,533 units)(14)(16)		78,481	104,474	3.1%
				339,595	365,588	10.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)(45)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

Freedom Marine Solutions, LLC(24)	Louisiana / Energy Equipment & Services	Membership Interest (100%)(16)		$42,610	$23,994	0.7%
				42,610	23,994	0.7%
MITY, Inc.(25)	Utah / Commercial Services & Supplies	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 1/30/2020)(3)(11)	$26,250	26,250	26,250	0.8%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 1/30/2020)(3)(11)(46)	24,442	24,442	24,442	0.7%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due on demand)(14)	5,659	7,200	5,659	0.2%
		Common Stock (42,053 shares)		6,849	20,161	0.6%
				64,741	76,512	2.3%
National Property REIT Corp.(26)	Various / Equity Real Estate Investment Trusts (REITs) / Online Lending	Senior Secured Term Loan A (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 5.50% PIK, due 4/1/2019)(11)(46)	291,315	291,315	291,315	8.7%
		Senior Secured Term Loan E (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(11)(46)	122,314	122,314	122,314	3.6%
		Senior Secured Term Loan C to ACL Loan Holdings, Inc. (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 4/1/2019)(11)(14)(46)	59,722	59,722	59,722	1.8%
		Senior Secured Term Loan C to American Consumer Lending Limited (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 5.00% PIK, due 12/15/2020)(11)(14)(46)	87,130	87,130	87,130	2.6%
		Common Stock (2,280,992 shares)(16)		229,815	338,046	10.1%
		Net Operating Income Interest (5% of Net Operating Income)		—	88,777	2.6%
				790,296	987,304	29.4%
Nationwide Loan Company LLC(27)	Illinois / Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)(14)(46)	16,819	16,819	16,819	0.5%
		Class A Units (32,456,159 units)(14)		18,183	20,126	0.6%
				35,002	36,945	1.1%
NMMB, Inc.(28)	New York / Media	Senior Secured Note (14.00%, due 5/6/2021)	3,714	3,714	3,714	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2021)	6,900	6,900	6,900	0.2%
		Series A Preferred Stock (7,200 shares)(16)		7,200	5,713	0.2%
		Series B Preferred Stock (5,669 shares)(16)		5,669	4,498	0.1%
				23,483	20,825	0.6%
R-V Industries, Inc.	Pennsylvania / Machinery	Senior Subordinated Note (10.30% (LIBOR + 9.00% with 1.00% LIBOR floor), due 3/31/2022)(3)(11)	28,622	28,622	28,622	0.9%
		Common Stock (745,107 shares)		6,866	4,056	0.1%
				35,488	32,678	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)(45)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company)(29)	Texas / Energy Equipment & Services	Series A Convertible Preferred Stock (99,900 shares)(16)		$—	$1,940	0.1%
		Common Stock (100 shares)(16)		—	—	—%
				—	1,940	0.1%
USES Corp.(30)	Texas / Commercial Services & Supplies	Senior Secured Term Loan A (9.00% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	$31,068	28,604	12,517	0.4%
		Senior Secured Term Loan B (15.50% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	41,475	35,568	—	—%
		Common Stock (268,962 shares)(16)	—	—	—	—%
				64,172	12,517	0.4%
Valley Electric Company, Inc.(31)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2024)(3)(11)(46)	10,430	10,430	10,430	0.3%
		Senior Secured Note (10.00% plus 8.50% PIK, due 6/23/2024)(46)	25,624	25,624	22,079	0.7%
		Common Stock (50,000 shares)(16)		26,204	—	—%
				62,258	32,509	1.0%
Wolf Energy, LLC(32)	Kansas / Energy Equipment & Services	Membership Interest (100%)(16)		—	—	—%
		Membership Interest in Wolf Energy Services Company, LLC (100%)(16)		6,801	5,662	0.1%
		Net Profits Interest (8% of Equity Distributions)(4)(16)		—	15	—%
				6,801	5,677	0.1%
Total Control Investments (Level 3)				$1,840,731	$1,911,775	57.0%

Affiliate Investments (5.00% to 24.99% voting control)(50)

Nixon, Inc.(39)	California / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan (11.50% PIK, in non-accrual status effective 7/1/2016, due 11/12/2022)(8)	$16,499	$14,197	$—	—%
		Common Stock (857 units)(16)	—	—	—	—%
				14,197	—	—%
Targus International, LLC(33)	California / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan A (15.00% PIK, due 12/31/2019)(8)(46)	1,532	1,320	1,532	—%
		Senior Secured Term Loan B (15.00% PIK, due 12/31/2019)(8)(46)	4,596	3,961	4,596	0.1%
		Common Stock (1,262,737 shares)(16)	—	3,479	5,301	0.2%
				8,760	11,429	0.3%
Total Affiliate Investments (Level 3)				$22,957	$11,429	0.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)(45)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

American Gilsonite Company(34)	Utah / Chemicals	Membership Interest (1.93%)(16)		$—	$—	—%
				—	—	—%
Apidos CLO IX	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 7/15/2023)(5)(14)(17)	$23,525	7,597	7,597	0.2%
				7,597	7,597	0.2%
Apidos CLO XI	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.54%, due 10/17/2028)(5)(14)	40,500	30,494	24,777	0.7%
				30,494	24,777	0.7%
Apidos CLO XII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 5.73%, due 4/15/2025)(5)(14)	44,063	30,745	26,047	0.8%
				30,745	26,047	0.8%
Apidos CLO XV	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.29%, due 10/20/2025)(5)(14)	36,515	29,491	26,083	0.8%
				29,491	26,083	0.8%
Apidos CLO XXII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.51%, due 10/20/2027)(5)(6)(14)	31,350	26,991	25,432	0.8%
				26,991	25,432	0.8%
Ark-La-Tex Wireline Services, LLC(32)	Louisiana / Energy Equipment & Services	Senior Secured Term Loan B (12.73% (LIBOR + 11.50% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 4/8/2019)(13)	26,080	1,630	1,630	—%
				1,630	1,630	—%
Armor Holding II LLC	New York / Commercial Services & Supplies	Second Lien Term Loan (10.30% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(8)(11)	7,000	6,928	7,000	0.2%
				6,928	7,000	0.2%
Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Health Care Providers & Services	Revolving Line of Credit – $7,000 Commitment (9.50% (LIBOR + 8.00% with 1.50% LIBOR floor), due 8/21/2018)(11)(15)	3,850	3,850	3,850	0.1%
		Senior Term Loan (9.50% (LIBOR + 8.00% with 1.50% LIBOR floor), due 2/21/2020)(3)(11)	79,560	79,560	79,560	2.4%
				83,410	83,410	2.5%
Babson CLO Ltd. 2014-III	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.01%, due 1/15/2026)(5)(6)(14)	52,250	42,101	39,001	1.2%
				42,101	39,001	1.2%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Term Loan A (7.05% (LIBOR + 5.75% with 1.25% LIBOR floor), due 6/03/2021)(3)(11)	110,876	110,876	110,876	3.3%
		Senior Secured Term Loan B (13.55% (LIBOR + 12.25% with 1.25% LIBOR floor), due 6/03/2021)(11)	114,901	114,901	114,901	3.4%
				225,777	225,777	6.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)(45)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Brookside Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 1.29%, due 4/17/2025)(5)(14)	$26,000	$17,178	$14,022	0.4%
				17,178	14,022	0.4%
California Street CLO IX Ltd. (f/k/a Symphony CLO IX Ltd.)	Cayman Islands / Structured Finance	Preference Shares (Residual Interest, current yield 13.82%, due 10/16/2028)(5)(14)	58,915	40,792	35,758	1.1%
				40,792	35,758	1.1%
Capstone Logistics Acquisition, Inc.	Georgia / Commercial Services & Supplies	Second Lien Term Loan (9.48% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(8)(13)	101,517	101,071	98,468	2.9%
				101,071	98,468	2.9%
Carlyle Global Market Strategies CLO 2014-4, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 21.61%, due 10/15/2026)(5)(6)(14)	25,534	19,494	19,757	0.6%
				19,494	19,757	0.6%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.04%, due 10/20/2029)(5)(6)(14)	32,200	31,449	26,745	0.8%
				31,449	26,745	0.8%
Cent CLO 17 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.00%, due 1/30/2025)(5)(14)	24,870	18,100	16,708	0.5%
				18,100	16,708	0.5%
Cent CLO 20 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.81%, due 1/25/2026)(5)(14)	40,275	32,105	32,148	1.0%
				32,105	32,148	1.0%
Cent CLO 21 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.47%, due 7/27/2026)(5)(6)(14)	48,528	36,659	36,178	1.1%
				36,659	36,178	1.1%
Centerfield Media Holding Company(35)	California / Internet Software and Services	Senior Secured Term Loan A (8.30% (LIBOR + 7.00% with 1.00% LIBOR floor), due 1/17/2022)(3)(8)(11)	67,320	67,320	67,320	2.0%
		Senior Secured Term Loan B (13.80% (LIBOR + 12.50% with 1.00% LIBOR floor), due 1/17/2022)(8)(11)	68,000	68,000	68,000	2.0%
				135,320	135,320	4.0%
CIFC Funding 2013-III, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.42%, due 10/24/2025)(5)(14)	44,100	31,233	30,265	0.9%
				31,233	30,265	0.9%
CIFC Funding 2013-IV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.16%, due 11/27/2024)(5)(14)	45,500	32,859	32,708	1.0%
				32,859	32,708	1.0%
CIFC Funding 2014-IV Investor, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 13.85%, due 10/17/2026)(5)(6)(14)	41,500	30,002	29,139	0.9%
				30,002	29,139	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)(45)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

CIFC Funding 2016-I, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 16.33%, due 10/21/2028)(5)(6)(14)	$34,000	$31,780	$29,513	0.9%
				31,780	29,513	0.9%
Cinedigm DC Holdings, LLC	New York / Media	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(11)(46)	49,156	49,106	49,156	1.5%
				49,106	49,156	1.5%
Coverall North America, Inc.	Florida / Commercial Services & Supplies	Senior Secured Term Loan A (7.30% (LIBOR + 6.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	22,658	22,658	22,658	0.7%
		Senior Secured Term Loan B (12.30% (LIBOR + 11.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	24,938	24,938	24,938	0.7%
				47,596	47,596	1.4%
CURO Financial Technologies Corp.	Canada / Consumer Finance	Senior Secured Notes (12.00%, due 3/1/2022)(8)(14)	10,000	9,831	10,000	0.3%
				9,831	10,000	0.3%
Digital Room LLC	California / Commercial Services & Supplies	Second Lien Term Loan (11.23% (LIBOR + 10.00% with 1.00% LIBOR floor), due 5/21/2023)(3)(8)(13)	34,000	33,389	33,389	1.0%
				33,389	33,389	1.0%
Dunn Paper, Inc.	Georgia / Paper & Forest Products	Second Lien Term Loan (9.98% (LIBOR + 8.75% with 1.00% LIBOR floor), due 8/26/2023)(3)(8)(13)	11,500	11,295	11,500	0.3%
				11,295	11,500	0.3%
Easy Gardener Products, Inc.	Texas / Household Durables	Senior Secured Term Loan (11.30% (LIBOR + 10.00% with .25% LIBOR floor), due 9/30/2020)(3)(11)	17,194	17,194	17,066	0.5%
				17,194	17,066	0.5%
EZShield Parent, Inc.	Maryland / Internet Software & Services	Senior Secured Term Loan A (7.98% (LIBOR + 6.75% with 1.00% LIBOR floor), due 2/26/2021)(3)(13)	14,963	14,963	14,963	0.4%
		Senior Secured Term Loan B (12.98% (LIBOR + 11.75% with 1.00% LIBOR floor), due 2/26/2021)(3)(13)	15,000	15,000	15,000	0.5%
				29,963	29,963	0.9%
Fleetwash, Inc.	New Jersey / Commercial Services & Supplies	Senior Secured Term Loan B (10.30% (LIBOR + 9.00% with 1.00% LIBOR floor), due 4/30/2022)(3)(11)	21,544	21,544	21,544	0.6%
		Delayed Draw Term Loan – $15,000 Commitment (9.80% (LIBOR + 8.50% with 1.00% LIBOR floor) expires 4/30/2022)(11)(15)	—	—	—	—%
				21,544	21,544	0.6%
Galaxy XV CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.14%, due 4/15/2025)(5)(14)	50,525	33,887	33,794	1.0%
				33,887	33,794	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)(45)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Galaxy XVI CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.71%, due 11/16/2025)(5)(14)	$24,575	$17,854	$16,611	0.5%
				17,854	16,611	0.5%
Galaxy XVII CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.14%, due 7/15/2026)(5)(6)(14)	39,905	29,502	26,833	0.8%
				29,502	26,833	0.8%
Global Employment Solutions, Inc.	Colorado / Professional Services	Senior Secured Term Loan (10.48% (LIBOR + 9.25% with 1.00% LIBOR floor), due 6/26/2020)(3)(13)	48,131	48,131	48,131	1.4%
				48,131	48,131	1.4%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 8/15/2023)(5)(14)(17)	23,188	5,086	5,086	0.2%
				5,086	5,086	0.2%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 5.76%, due 4/15/2025)(5)(14)	40,400	26,949	23,937	0.7%
				26,949	23,937	0.7%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.70%, due 4/18/2026)(5)(14)	24,500	15,982	15,984	0.5%
				15,982	15,984	0.5%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.39%, due 4/28/2025)(5)(6)(14)	41,164	27,617	27,869	0.8%
				27,617	27,869	0.8%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.09%, due 10/18/2027)(5)(6)(14)	39,598	34,205	34,938	1.0%
				34,205	34,938	1.0%
Harbortouch Payments, LLC	Pennsylvania / Commercial Services & Supplies	Escrow Receivable	—	—	864	—%
				—	864	—%
HarbourView CLO VII, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 19.25%, due 11/18/2026)(5)(6)(14)	19,025	14,955	14,047	0.4%
				14,955	14,047	0.4%
Harley Marine Services, Inc.	Washington / Marine	Second Lien Term Loan (10.50% (LIBOR + 9.25% with 1.25% LIBOR floor), due 12/20/2019)(3)(8)(11)	9,000	8,919	8,800	0.3%
				8,919	8,800	0.3%
Inpatient Care Management Company, LLC	Florida / Health Care Providers & Services	Senior Secured Term Loan (10.30% (LIBOR + 9.00% with 1.00% LIBOR floor), due 6/8/2021(3)(11)	25,467	25,467	25,467	0.8%
				25,467	25,467	0.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)(45)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Instant Web, LLC	Minnesota / Media	Senior Secured Term Loan A (5.80% (LIBOR + 4.50% with 1.00% LIBOR floor), due 3/28/2019)(11)	$120,948	$120,948	$120,948	3.6%
		Senior Secured Term Loan B (12.30% (LIBOR + 11.00% with 1.00% LIBOR floor), due 3/28/2019)(3)(11)	158,100	158,100	158,100	4.7%
		Senior Secured Term Loan C-1 (13.05% (LIBOR + 11.75% with 1.00% LIBOR floor), due 3/28/2019)(11)	27,000	27,000	27,000	0.8%
		Senior Secured Term Loan C-2 (13.80% (LIBOR + 12.50% with 1.00% LIBOR floor), due 3/28/2019)(11)	25,000	25,000	25,000	0.8%
				331,048	331,048	9.9%
InterDent, Inc.	California / Health Care Providers & Services	Senior Secured Term Loan A (6.73% (LIBOR + 5.50% with 0.75% LIBOR floor), due 8/3/2017)(13)	78,656	78,656	78,656	2.3%
		Senior Secured Term Loan B (11.73% (LIBOR + 10.50% with 0.75% LIBOR floor), due 8/3/2017)(3)(13)	131,125	131,125	129,857	3.9%
				209,781	208,513	6.2%
JD Power and Associates	California / Capital Markets	Second Lien Term Loan (9.80% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/7/2024)(3)(8)(11)	15,000	14,796	15,000	0.4%
				14,796	15,000	0.4%
Jefferson Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.45%, due 7/20/2027)(5)(6)(14)	19,500	16,501	13,507	0.4%
				16,501	13,507	0.4%
K&N Parent, Inc.	California / Auto Components	Second Lien Term Loan (9.98% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/20/2024)(3)(8)(13)	13,000	12,762	13,000	0.4%
				12,762	13,000	0.4%
Keystone Acquisition Corp.(36)	Pennsylvania / Health Care Providers & Services	Second Lien Term Loan (10.55% (LIBOR + 9.25% with 1.00% LIBOR floor), due 5/1/2025)(3)(8)(11)	50,000	50,000	50,000	1.5%
				50,000	50,000	1.5%
LaserShip, Inc.	Virginia / Air Freight & Logistics	Senior Secured Term Loan A (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(3)(13)	32,184	32,184	32,184	1.0%
		Senior Secured Term Loan B (10.25% (LIBOR + 8.25% with 2.00% LIBOR floor), due 3/18/2019)(3)(13)	19,768	19,768	19,768	0.5%
				51,952	51,952	1.5%
LCM XIV Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 14.99%, due 7/15/2025)(5)(14)	30,500	21,243	21,567	0.6%
				21,243	21,567	0.6%
Madison Park Funding IX, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.49%, due 8/15/2022)(5)(14)	43,110	8,558	8,472	0.3%
				8,558	8,472	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)(45)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Matrixx Initiatives, Inc.	New Jersey / Pharmaceuticals	Senior Secured Term Loan A (7.80% (LIBOR + 6.50% with 1.00% LIBOR floor), due 2/24/2020)(3)(11)	$65,427	$65,427	$65,427	2.0%
		Senior Secured Term Loan B (12.80% (LIBOR + 11.50% with 1.00% LIBOR floor), due 2/24/2020)(3)(11)	52,562	52,562	52,562	1.6%
				117,989	117,989	3.6%
Maverick Healthcare Equity, LLC	Arizona / Health Care Providers & Services	Preferred Units (1,250,000 units)(16)	—	1,252	782	—%
		Class A Common Units (1,250,000 units)(16)	—	—	—	—%
				1,252	782	—%
Memorial MRI & Diagnostic, LLC	Texas / Health Care Providers & Services	Senior Secured Term Loan (9.80% (LIBOR + 8.50% with 1.00% LIBOR floor), due 3/16/2022)(11)	37,810	37,810	37,810	1.1%
				37,810	37,810	1.1%
Mountain View CLO 2013-I Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 9.43%, due 4/12/2024)(5)(14)	43,650	28,554	26,314	0.8%
				28,554	26,314	0.8%
Mountain View CLO IX Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.70%, due 7/15/2027)(5)(6)(14)	47,830	40,832	39,857	1.2%
				40,832	39,857	1.2%
National Home Healthcare Corp.	Michigan / Health Care Providers & Services	Second Lien Term Loan (10.08% (LIBOR + 9.00% with 1.00% LIBOR floor), due 12/8/2022)(3)(8)(13)	15,407	15,199	15,407	0.5%
				15,199	15,407	0.5%
NCP Finance Limited Partnership(38)	Ohio / Consumer Finance	Subordinated Secured Term Loan (11.00% (LIBOR + 9.75% with 1.25% LIBOR floor), due 9/30/2018)(3)(8)(13)(14)	26,880	26,455	25,973	0.8%
				26,455	25,973	0.8%
Octagon Investment Partners XV, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 13.13%, due 1/19/2025)(5)(14)	42,064	29,704	24,250	0.7%
				29,704	24,250	0.7%
Octagon Investment Partners XVIII, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 15.36%, due 12/16/2024)(5)(6)(14)	28,200	18,468	17,415	0.5%
				18,468	17,415	0.5%
Pacific World Corporation	California / Personal Products	Revolving Line of Credit – $15,000 Commitment (8.23% (LIBOR + 7.00% with 1.00% LIBOR floor), due 9/26/2020)(13)(15)	14,725	14,725	14,725	0.4%
		Senior Secured Term Loan A (6.23% (LIBOR + 5.00% with 1.00% LIBOR floor), due 9/26/2020)(3)(13)	97,250	97,250	94,834	2.8%
		Senior Secured Term Loan B (10.23% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/26/2020)(3)(13)	97,250	97,250	69,450	2.1%
				209,225	179,009	5.3%
Pelican Products, Inc.	California / Chemicals	Second Lien Term Loan (9.55% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/9/2021)(3)(8)(11)	17,500	17,489	16,699	0.5%
				17,489	16,699	0.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)(45)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

PeopleConnect Intermediate, LLC (f/k/a Intelius, Inc.)	Washington / Internet Software & Services	Revolving Line of Credit – $1,000 Commitment (9.80% (LIBOR + 8.50% with 1.00% LIBOR floor), due 8/11/2017)(11)(15)	$—	$—	$—	—%
		Senior Secured Term Loan A (6.80% (LIBOR + 5.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)	19,606	19,606	19,606	0.6%
		Senior Secured Term Loan B (12.80% (LIBOR + 11.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)	20,552	20,552	20,552	0.6%
				40,158	40,158	1.2%
PGX Holdings, Inc.	Utah / Diversified Consumer Services	Second Lien Term Loan (10.23% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(13)	143,767	143,767	143,767	4.3%
				143,767	143,767	4.3%
Photonis Technologies SAS	France / Electronic Equipment, Instruments & Components	First Lien Term Loan (8.80% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(8)(11)(14)	9,872	9,755	8,794	0.3%
				9,755	8,794	0.3%
Pinnacle (US) Acquisition Co. Limited	Texas / Software	Second Lien Term Loan (10.55% (LIBOR + 9.25% with 1.25% LIBOR floor), due 8/3/2020)(8)(11)	7,037	6,947	5,150	0.2%
				6,947	5,150	0.2%
PlayPower, Inc.	North Carolina / Leisure Products	Second Lien Term Loan (10.05% (LIBOR + 8.75% with 1.00% LIBOR floor), due 6/23/2022)(3)(8)(11)	11,000	10,880	11,000	0.3%
				10,880	11,000	0.3%
PrimeSport, Inc.	Georgia / Hotels, Restaurants & Leisure	Senior Secured Term Loan A (8.30% (LIBOR + 7.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(11)	53,138	53,138	49,312	1.5%
		Senior Secured Term Loan B (13.30% (LIBOR + 12.00% with 1.00% LIBOR floor), due 2/11/2021)(3)(11)	74,500	74,500	54,585	1.6%
				127,638	103,897	3.1%
Prince Mineral Holding Corp.	New York / Metals & Mining	Senior Secured Term Loan (11.50%, due 12/15/2019)(8)	10,000	9,953	10,000	0.3%
				9,953	10,000	0.3%
RGIS Services, LLC	Michigan / Commercial Services & Supplies	Senior Secured Term Loan (8.80% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(8)(11)	14,963	14,744	14,744	0.4%
				14,744	14,744	0.4%
RME Group Holding Company	Florida / Media	Revolving Line of Credit – $2,000 Commitment (9.30% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/4/2017)(11)(15)	—	—	—	—%
		Senior Secured Term Loan A (7.30% (LIBOR + 6.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	37,500	37,500	37,500	1.1%
		Senior Secured Term Loan B (12.30% (LIBOR + 11.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	25,000	25,000	25,000	0.8%
				62,500	62,500	1.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)(45)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Rocket Software, Inc.	Massachusetts / Software	Second Lien Term Loan (10.80% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/14/2024)(3)(8)(11)	$50,000	$49,094	$50,000	1.5%
				49,094	50,000	1.5%
SCS Merger Sub, Inc.	Texas / IT Services	Second Lien Term Loan (10.73% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/30/2023)(3)(8)(13)	20,000	19,531	20,000	0.6%
				19,531	20,000	0.6%
SESAC Holdco II LLC	Tennessee / Media	Second Lien Term Loan (8.37% (LIBOR + 7.25% with 1.00% LIBOR floor), due 2/23/2025)(8)(12)	3,000	2,971	2,971	0.1%
				2,971	2,971	0.1%
Small Business Whole Loan Portfolio(41)	New York / Online Lending	781 Small Business Loans purchased from On Deck Capital, Inc.	8,434	8,434	7,964	0.2%
				8,434	7,964	0.2%
Spartan Energy Services, Inc.	Louisiana / Energy Equipment & Services	Senior Secured Term Loan A (7.23% (LIBOR + 6.00% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 12/28/2018)(13)	13,156	11,933	8,833	0.3%
		Senior Secured Term Loan B (13.23% (LIBOR + 12.00% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 12/28/2018)(13)	16,101	13,669	—	—%
				25,602	8,833	0.3%
Stryker Energy, LLC	Ohio / Oil, Gas & Consumable Fuels	Overriding Royalty Interests(43)	—	—	—	—%
				—	—	—%
Sudbury Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.70%, due 1/17/2026)(5)(14)	28,200	19,519	17,304	0.5%
				19,519	17,304	0.5%
Symphony CLO XIV Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.41%, due 7/14/2026)(5)(6)(14)	49,250	36,668	33,744	1.0%
				36,668	33,744	1.0%
Symphony CLO XV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.68%, due 10/17/2026)(5)(14)	50,250	41,383	38,123	1.1%
				41,383	38,123	1.1%
TouchTunes Interactive Networks, Inc.	New York / Internet Software & Services	Second Lien Term Loan (9.47% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(3)(8)(11)	14,000	13,907	13,907	0.4%
				13,907	13,907	0.4%
Traeger Pellet Grills LLC	Oregon / Household Durables	Senior Secured Term Loan A (6.50% (LIBOR + 4.50% with 2.00% LIBOR floor), due 6/18/2019)(3)(11)	53,094	53,094	53,094	1.6%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.50% with 2.00% LIBOR floor), due 6/18/2019)(3)(11)	56,031	56,031	56,031	1.6%
				109,125	109,125	3.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)(45)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Transaction Network Services, Inc.	Virginia / Diversified Telecommunication Services	Second Lien Term Loan (9.23% (LIBOR + 8.00% with 1.00% LIBOR floor), due 8/14/2020)(3)(8)(13)	$4,410	$4,395	$4,410	0.1%
				4,395	4,410	0.1%
Turning Point Brands, Inc.(42)	Kentucky / Tobacco	Second Lien Term Loan (11.00%, due 8/17/2022)(3)(8)	14,500	14,365	14,431	0.4%
				14,365	14,431	0.4%
United Sporting Companies, Inc.(18)	South Carolina / Distributors	Second Lien Term Loan (12.75% (LIBOR + 11.00% with 1.75% LIBOR floor) plus 2.00% PIK, in non-accrual status effective 4/1/2017, due 11/16/2019)(3)(13)	141,559	140,847	83,225	2.5%
		Common Stock (24,967 shares)(16)	—	—	—	—%
				140,847	83,225	2.5%
Universal Fiber Systems, LLC	Virginia / Textiles, Apparel & Luxury Goods	Second Lien Term Loan (10.76% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/02/2022)(3)(8)(12)	37,000	36,446	37,000	1.1%
				36,446	37,000	1.1%
Universal Turbine Parts, LLC	Alabama / Trading Companies & Distributors	Senior Secured Term Loan A (6.98% (LIBOR + 5.75% with 1.00% LIBOR floor), due 7/22/2021)(3)(13)	32,013	32,013	32,013	1.0%
		Senior Secured Term Loan B (12.98% (LIBOR + 11.75% with 1.00% LIBOR floor), due 7/22/2021)(3)(13)	32,500	32,500	32,500	0.9%
				64,513	64,513	1.9%
USG Intermediate, LLC	Texas / Leisure Products	Revolving Line of Credit – $2,500 Commitment (10.98% (LIBOR + 9.75% with 1.00% LIBOR floor), due 4/15/2018)(13)(15)	1,000	1,000	1,000	—%
		Senior Secured Term Loan A (8.48% (LIBOR + 7.25% with 1.00% LIBOR floor), due 4/15/2020)(3)(13)	13,307	13,307	13,307	0.4%
		Senior Secured Term Loan B (13.48% (LIBOR + 12.25% with 1.00% LIBOR floor), due 4/15/2020)(3)(13)	18,897	18,897	18,897	0.6%
		Equity(16)	—	1	—	—%
				33,205	33,204	1.0%
VC GB Holdings, Inc.	Illinois / Household Durables	Subordinated Secured Term Loan (9.23% (LIBOR + 8.00% with 1.00% LIBOR floor), due 2/28/2025)(8)(13)	20,000	19,712	19,992	0.6%
				19,712	19,992	0.6%
Venio LLC	Pennsylvania / Professional Services	Second Lien Term Loan (4.00% plus PIK 10.00% (LIBOR + 7.50% with 2.50% LIBOR floor), in non-accrual status effective 12/31/15, due 2/19/2020)(11)	20,442	16,111	16,342	0.5%
				16,111	16,342	0.5%
Voya CLO 2012-2, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	38,070	22,667	22,667	0.7%
				22,667	22,667	0.7%
Voya CLO 2012-3, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	46,632	26,445	26,445	0.8%
				26,445	26,445	0.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

			June 30, 2017
Portfolio Company	Locale / Industry	Investments(1)(45)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Voya CLO 2012-4, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 14.13%, due 10/15/2028)(5)(14)	$40,613	$31,018	$30,544	0.9%
				31,018	30,544	0.9%
Voya CLO 2014-1, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.96%, due 4/18/2026)(5)(6)(14)	32,383	24,613	26,177	0.8%
				24,613	26,177	0.8%
Voya CLO 2016-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.55%, due 10/18/2027)(5)(6)(14)	28,100	27,130	23,497	0.7%
				27,130	23,497	0.7%
Voya CLO 2017-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.89%, due 7/20/2030)(5)(6)(14)	44,885	44,885	44,670	1.3%
				44,885	44,670	1.3%
Washington Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 8.53%, due 4/20/2026)(5)(6)(14)	22,600	16,711	14,182	0.4%
				16,711	14,182	0.4%
Water Pik, Inc.	Colorado / Personal Products	Second Lien Term Loan (10.05% (LIBOR + 8.75% with 1.00% LIBOR floor), due 1/8/2021)(3)(8)(11)	13,739	13,473	13,739	0.4%
				13,473	13,739	0.4%
Wheel Pros, LLC	Colorado / Auto Components	Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(11)	12,000	12,000	12,000	0.4%
		Senior Subordinated Secured Note (11.00% (LIBOR + 7.00% with 4.00% LIBOR floor), due 6/29/2020)(3)(11)	5,460	5,460	5,460	0.2%
				17,460	17,460	0.6%
Total Non-Control/Non-Affiliate Investments (Level 3)				$4,117,868	$3,915,101	116.7%

Total Portfolio Investments (Level 3)				$5,981,556	$5,838,305	174.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2018 and June 30, 2017

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

(2)
Fair value is determined by or under the direction of our Board of Directors. As of June 30, 2018 and June 30, 2017, all of our investments were valued using significant unobservable inputs. In accordance with ASC 820, such investments are classified as Level 3 within the fair value hierarchy. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.

(3)
Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of the investments held by PCF at June 30, 2018 and June 30, 2017 were $1,307,955 and $1,513,413, respectively, representing 22.8% and 25.9% of our total investments, respectively.

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

(6)	Co-investment with another fund managed by an affiliate of our investment adviser, Prospect Capital Management L.P. See Note 13 for further discussion.

(7)	Engine Group. Inc., Clearstream TV, Inc., and ORC International, Inc., are joint borrowers on the senior secured and the second lien term loans.

(8)	Syndicated investment which was originated by a financial institution and broadly distributed.

(9)	Autodata, Inc. and Autodata Solutions, Inc. are joint borrowers.

(10)
The interest rate on these investments is subject to the base rate of 6-Month LIBOR, which was 2.50% and 1.45% at June 30, 2018 and June 30, 2017, respectively. The current base rate for each investment may be different from the reference rate on June 30, 2018 and June 30, 2017.

(11)
The interest rate on these investments is subject to the base rate of 3-Month LIBOR, which was 2.34% and 1.30% at June 30, 2018 and June 30, 2017, respectively. The current base rate for each investment may be different from the reference rate on June 30, 2018 and June 30, 2017.

(12)
The interest rate on these investments is subject to the base rate of 2-Month LIBOR, which was 2.17% and 1.25% at June 30, 2018 and June 30, 2017, respectively.. The current base rate for each investment may be different from the reference rate on June 30, 2018 and June 30, 2017.

(13)
The interest rate on these investments is subject to the base rate of 1-Month LIBOR, which was 2.09% and 1.23% at June 30, 2018 and June 30, 2017, respectively. The current base rate for each investment may be different from the reference rate on June 30, 2018 and June 30, 2017.

(14)
Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2018 and June 30, 2017, our qualifying assets as a percentage of total assets, stood at 73.20% and 71.75%, respectively. We monitor the status of these assets on an ongoing basis.

(15)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of June 30, 2018 and June 30, 2017, we had $29,675 and $22,925, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2018 and June 30, 2017 (Continued)

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

(19)
CCPI Holdings Inc., a consolidated entity in which we own 100% of the common stock, owns 94.59% of CCPI Inc. (“CCPI”), the operating company, as of June 30, 2018 and June 30, 2017. We report CCPI as a separate controlled company.

(20)
CP Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of June 30, 2018, which is an increase from 82.3% as of June 30, 2017. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. On October 1, 2017 we restructured our investment in CP Energy. Concurrent with the restructuring, we exchanged $35,048 of Series B Convertible Preferred Stock for $35,048 of senior secured debt. On January 18, 2018, CP Energy redeemed common shares belonging to senior management, which increased our ownership percentage from 82.3% to 94.2% as of March 31, 2018. Our ownership percentage in CP Energy further increased to 99.8% as of June 30, 2018 following the April 6, 2018 merger between Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment"), a controlled portfolio company, and CP Energy. (See endnote #37 and Note 14)

(21)
Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 98.26% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of June 30, 2018 and June 30, 2017. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company.

(22)
As of June 30, 2017, Prospect held a 37.1% membership interest in Edmentum Ultimate Holdings, LLC (“Edmentum Holdings”), which owns 100% of the equity of Edmentum, Inc. On February 23, 2018, certain participating members of Edmentum Holdings increased their revolving credit commitment and extended additional credit to Edmentum, Inc. in exchange for additional common units of Edmentum Holdings. As a result, Prospect’s equity ownership was diluted to 11.51% and the investment was transferred from control to affiliate investment classification as of March 31, 2018.

(23)
First Tower Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC, the operating company as of June 30, 2018 and June 30, 2017. We report First Tower Finance as a separate controlled company.

(24)
Energy Solutions Holdings Inc., a consolidated entity in which we own 100% of equity, owns 100% of Freedom Marine Solutions, LLC (“Freedom Marine”), which owns Vessel Company, LLC, Vessel Company II, LLC and Vessel Company III, LLC. We report Freedom Marine as a separate controlled company.

(25)
MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 95.48% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”), as of June 30, 2018 and June 30, 2017. MITY owns 100% of each of MITY-Lite, Inc. (“Mity-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. MITY Delaware has a subordinated unsecured note issued and outstanding to Broda Canada that is denominated in Canadian Dollars (“CAD”). As of June 30, 2018 and June 30, 2017, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 96.88% of the equity, and MITY-Lite management owns the remaining portion.  MITY FSC does not have material operations.  This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distribute it to its shareholders based on pro-rata ownership.  During the three months ended December 31, 2016, we received $406 of such commission, which we recognized as other income. On January 17, 2017, we invested an additional $8,000 of Senior Secured Term Loan A and $8,000 of Senior Secured Term Loan B debt investments in MITY, to fund an acquisition.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2018 and June 30, 2017 (Continued)

(26)
NPH Property Holdings, LLC, a consolidated entity in which we own 100% of the membership interests, owns 100% of the common equity of National Property REIT Corp. (“NPRC”) (f/k/a National Property Holdings Corp.), a property REIT which holds investments in several real estate properties. Additionally, NPRC invests in online consumer loans through ACL Loan Holdings, Inc. (“ACLLH”) and American Consumer Lending Limited (“ACLL”), its wholly-owned subsidiaries. We report NPRC as a separate controlled company. See Note 3 for further discussion of the properties held by NPRC. On August 1, 2016, we made an investment into ACLL, under the ACLL credit agreement, for senior secured term loans, Term Loan C, with the same terms as the existing ACLLH Term Loan C due to us. On January 1, 2017, we restructured our investment in NPRC and exchanged $55,000 of Senior Secured Term Loan E for common stock. During the quarter ended March 31, 2018, we restructured our investment in NPRC and exchanged $14,274 of ACLLH Senior Secured Term Loan C and $97,578 of ACLL Senior Secured Term Loan C for $111,852 of Senior Secured Term Loan E. On March 31, 2018, Prospect contributed $48,832 to NPRC as an increase to the NPRC Senior Secured Term Loan E. On the same day, NPRC distributed $48,832 as a return of capital to Prospect.

(27)
Nationwide Acceptance Holdings LLC, a consolidated entity in which we own 100% of the membership interests, owns 94.48% of Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC ), the operating company, as of June 30, 2018 and June 30, 2017. We report Nationwide Loan Company LLC as a separate controlled company. On June 1, 2015, Nationwide Acceptance LLC completed a reorganization and was renamed Nationwide Loan Company LLC (“Nationwide”) and formed two new wholly-owned subsidiaries: Pelican Loan Company LLC (“Pelican”) and Nationwide Consumer Loans LLC. Nationwide assigned 100% of the equity interests in its other subsidiaries to Pelican which, in turn, assigned these interests to a new operating company wholly-owned by Pelican named Nationwide Acceptance LLC (“New Nationwide”). New Nationwide also assumed the existing senior subordinated term loan due to Prospect.

(28)
NMMB Holdings, a consolidated entity in which we own 100% of the equity, owns 91.52% and 96.33% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of June 30, 2018 and June 30, 2017, respectively. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.

(29)
On June 3, 2017, Gulf Coast Machine & Supply Company (“Gulf Coast”) sold all of its assets to a third party, for total consideration of $10,250, including escrowed amounts. The proceeds from the sale were primarily used to repay a $6,115 third party revolving credit facility, and the remainder was used to pay other legal and administrative costs incurred by Gulf Coast. As no proceeds were allocated to Prospect our debt and equity investment in Gulfco was written-off and we recorded a realized loss of $66,103 during the year ended June 30, 2017. In June 2018, Gulf Coast received escrow proceeds of $2,050 related to the sale. On June 28, 2017, Gulf Coast was renamed to SB Forging Company II, Inc.

(30)	Prospect owns 99.96% of the equity of USES Corp. as of June 30, 2018 and June 30, 2017.

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

(33)
Prospect owns 16.04% and 12.63% of the equity in Targus Cayman HoldCo Limited, the parent company of Targus International LLC (“Targus”) as of June 30, 2018 and June 30, 2017, respectively. On September 25, 2017, Prospect exchanged $1,600 of Senior Secured Term Loan A and $4,799 of Senior Secured Term Loan B investments in Targus into 6,120,658 of common shares, and recorded a realized gain of $846, as a result of this transaction.

(34)
We own 99.9999% of AGC/PEP, LLC (“AGC/PEP”). As of September 30, 2016, AGC/PEP, LLC owned 2,038 out of a total of 93,485 shares (including 7,456 vested and unvested management options) of American Gilsonite Holding Company (“AGC Holdco”), which owns 100% of American Gilsonite Company (“AGC”). On October 24, 2016, AGC filed for a joint prepackaged plan of reorganization under Chapter 11 of the bankruptcy code. During the year ended June 30, 2017, AGC emerged from bankruptcy and AGC Holdco was dissolved. AGC/PEP received a total of 131 shares, representing a total ownership stake of 0.05% in AGC.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2018 and June 30, 2017 (Continued)

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

(37)
Arctic Oilfield Equipment USA, Inc., a consolidated entity in which we own 100% of the common equity, owns 70% of the equity units of Arctic Energy Services, LLC (“Arctic Energy”), the operating company. Our ownership of Arctic Energy as of June 30, 2017 includes a preferred interest in their holdings of all the Class D, Class E, Class C, and Class A Units (in order of priority returns). These unit classes are senior to management’s interests in the F and B Units. As of June 30, 2017, we reported Arctic Energy as a separate controlled company. On April 6, 2018, Arctic Equipment merged with CP Energy, with CP Energy continuing as the surviving corporation. As a result of the transaction, our equity interest in Arctic Equipment was exchanged for newly issued common shares of CP Energy (See Note 14).

(38)	NCP Finance Limited Partnership, NCP Finance Ohio, LLC, and certain affiliates thereof are joint borrowers on the subordinated secured term loan.

(39)
As of June 30, 2018 and June 30, 2017, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC (f/k/a Nixon Holdco, LLC), the parent company of Nixon, Inc. On February 26, 2018, Prospect entered into a debt forgiveness agreement with Nixon, Inc., which terminated $17,472 Senior Secured Term Loan receivable due to us. We recorded a realized loss of $14,197 in our Consolidated Statement of Operations for the year ended June 30, 2018 as a result of this transaction.

(40)
On May 29, 2018, Prospect exercised its rights and remedies under its loan documents to exercise the shareholder voting rights in respect of the stock of Pacific World Corporation (“Pacific World”) and to appoint a new Board of Directors of Pacific World. As a result, as of June 30, 2018, Prospect’s investment in Pacific World is classified as a control investment.

(41)	Our wholly-owned subsidiary Prospect Small Business Lending, LLC purchases small business whole loans from small business loan originators, including On Deck Capital, Inc.

(42)	Turning Point Brands, Inc. and North Atlantic Trading Company, Inc. are joint borrowers and guarantors on the secured loan facility.

(43)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(44)	The following shows the composition of our investment portfolio at cost by control designation, investment type, and by industry as of June 30, 2018:

Industry	1st Lien Term Loan	2nd Lien Term Loan	CLO (C)	Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$47,099	$—	$—	$—	$22,738	$69,837
Commercial Services & Supplies	117,861	—	—	7,200	6,849	131,910
Construction & Engineering	38,211	—	—	—	26,204	64,415
Consumer Finance	—	337,972	—	—	116,839	454,811
Electronic Equipment, Instruments & Components	20,700	—	—	—	6,759	27,459
Energy Equipment & Services	35,048	—	—	—	191,812	226,860
Equity Real Estate Investment Trusts (REITs)	293,203	—	—	—	206,655	499,858
Health Care Providers & Services	212,701	—	—	—	—	212,701
Machinery	—	28,622	—	—	6,866	35,488
Media	8,614	—	—	—	12,869	21,483
Online Lending	226,180	—	—	—	100,949	327,129
Personal Products	213,575	—	—	—	15,000	228,575
Total Control Investments	$1,213,192	$366,594	$—	$7,200	$713,540	$2,300,526
Affiliate Investments
Diversified Consumer Services	$—	$7,834	$—	$31,348	$6,577	$45,759

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2018 and June 30, 2017 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	CLO (C)	Unsecured Debt	Equity (B)	Cost Total
Textiles, Apparel & Luxury Goods	—	—	—	—	9,878	9,878
Total Affiliate Investments	$—	$7,834	$—	$31,348	$16,455	$55,637
Non-Control/Non-Affiliate Investments
Auto Components	$—	$12,681	$—	$—	$—	$12,681
Building Products	—	9,905	—	—	—	9,905
Capital Markets	—	19,799	—	—	—	19,799
Commercial Services & Supplies	90,364	163,913	—	—	—	254,277
Communications Equipment	—	39,860	—	—	—	39,860
Consumer Finance	30,570	—	—	—	—	30,570
Distributors	343,659	127,091	—	—	—	470,750
Diversified Consumer Services	9,647	118,289	—	—	—	127,936
Electronic Equipment, Instruments & Components	12,490	14,856	—	—	—	27,346
Energy Equipment & Services	30,511	—	—	—	—	30,511
Food Products	—	9,884	—	—	—	9,884
Health Care Equipment & Supplies	35,815	7,464	—	—	—	43,279
Health Care Providers & Services	145,336	61,909	—	—	1,252	208,497
Hotels, Restaurants & Leisure	29,813	7,482	—	—	—	37,295
Household & Personal Products	24,938	—	—	—	—	24,938
Household Durables	16,894	25,645	—	—	—	42,539
Insurance	—	2,986	—	—	—	2,986
Internet & Direct Marketing Retail	4,813	35,000	—	—	—	39,813
Internet Software & Services	215,791	13,926	—	—	—	229,717
IT Services	160,588	21,595	—	—	—	182,183
Leisure Products	34,626	10,904	—	—	1	45,531
Media	118,605	2,975	—	—	—	121,580
Online Lending	—	—	—	30	—	30
Paper & Forest Products	—	11,328	—	—	—	11,328
Pharmaceuticals	—	11,882	—	—	—	11,882
Professional Services	9,468	64,804	—	—	—	74,272
Real Estate Management & Development	41,860	—	—	—	—	41,860
Software	—	66,435	—	—	—	66,435
Technology Hardware, Storage & Peripherals	—	12,384	—	—	—	12,384
Textiles, Apparel & Luxury Goods	—	36,551	—	—	—	36,551
Tobacco	—	14,392	—	—	—	14,392
Trading Companies & Distributors	63,863	—	—	—	—	63,863
Transportation Infrastructure	—	27,494	—	—	—	27,494
Structured Finance (A)	—	—	1,102,927	—	—	1,102,927
Total Non-Control/ Non-Affiliate	$1,419,651	$951,434	$1,102,927	$30	$1,253	$3,475,295
Total Portfolio Investment Cost	$2,632,843	$1,325,862	$1,102,927	$38,578	$731,248	$5,831,458
The following shows the composition of our investment portfolio at fair value by control designation, investment type, and by industry as of June 30, 2018:

Industry	1st Lien Term Loan	2nd Lien Term Loan	CLO (C)	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Control Investments
Aerospace & Defense	$47,099	$—	$—	$—	$35,179	$82,278	2.4%
Commercial Services & Supplies	67,011	—	—	5,563	2,639	75,213	2.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2018 and June 30, 2017 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	CLO (C)	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Construction & Engineering	38,211	—	—	—	12,586	50,797	1.5%
Consumer Finance	—	342,331	—	—	211,209	553,540	16.2%
Electronic Equipment, Instruments & Components	20,700	—	—	—	15,056	35,756	1.1%
Energy Equipment & Services	35,048	—	—	—	103,456	138,504	4.1%
Equity Real Estate Investment Trusts (REITs)	293,203	—	—	—	518,712	811,915	23.8%
Health Care Providers & Services	197,621	—	—	—	—	197,621	5.8%
Machinery	—	28,622	—	—	3,264	31,886	0.9%
Media	8,614	—	—	—	10,121	18,735	0.6%
Online Lending	226,180	—	—	—	16,881	243,061	7.1%
Personal Products	165,020	—	—	—	—	165,020	4.9%
Total Control Investments	$1,098,707	$370,953	$—	$5,563	$929,103	$2,404,326	70.6%
Fair Value % of Net Assets	32.2%	10.9%	—%	0.2%	27.3%	70.6%
Affiliate Investments
Diversified Consumer Services	—	7,834	—	27,382	—	35,216	1.0%
Textiles, Apparel & Luxury Goods	—	—	—		23,220	23,220	0.7%
Total Affiliate Investments	$—	$7,834	$—	$27,382	$23,220	$58,436	1.7%
Fair Value % of Net Assets	—%	0.2%	—%	0.8%	0.7%	1.7%
Non-Control/Non-Affiliate Investments
Auto Components	$—	$12,887	$—	$—	$—	$12,887	0.4%
Building Products	—	10,000	—	—	—	10,000	0.3%
Capital Markets	—	20,000	—	—	—	20,000	0.6%
Commercial Services & Supplies	89,658	164,236	—	—	917	254,811	7.5%
Communications Equipment	—	40,000	—	—	—	40,000	1.2%
Consumer Finance	33,438	—	—	—	—	33,438	1.0%
Distributors	343,659	58,806	—	—	—	402,465	11.8%
Diversified Consumer Services	9,647	118,289	—	—	—	127,936	3.8%
Electronic Equipment, Instruments & Components	12,335	14,873	—	—	—	27,208	0.8%
Energy Equipment & Services	32,070	—	—	—	—	32,070	0.9%
Food Products	—	9,886	—	—	—	9,886	0.3%
Health Care Equipment & Supplies	35,815	7,464	—	—	—	43,279	1.3%
Health Care Providers & Services	144,130	61,933	—	—	446	206,509	6.0%
Hotels, Restaurants & Leisure	29,813	7,482	—	—	—	37,295	1.1%
Household & Personal Products	24,938	—	—	—	—	24,938	0.7%
Household Durables	15,728	25,895	—	—	—	41,623	1.2%
Insurance	—	2,986	—	—	—	2,986	0.1%
Internet & Direct Marketing Retail	4,813	35,000	—	—	—	39,813	1.2%
Internet Software & Services	215,791	14,000	—	—	—	229,791	6.7%
IT Services	160,588	21,990	—	—	—	182,578	5.4%
Leisure Products	34,626	11,000	—	—	—	45,626	1.3%
Media	118,655	2,975	—	—	—	121,630	3.6%
Online Lending	—	—	—	17	—	17	—%
Paper & Forest Products	—	11,226	—	—	—	11,226	0.3%
Pharmaceuticals	—	12,000	—	—	—	12,000	0.3%
Professional Services	9,608	67,383	—	—	—	76,991	2.3%
Real Estate Management & Development	41,860	—	—	—	—	41,860	1.2%
Software	—	67,265	—	—	—	67,265	2.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2018 and June 30, 2017 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	CLO (C)	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Technology Hardware, Storage & Peripherals	—	12,500	—	—	—	12,500	0.4%
Textiles, Apparel & Luxury Goods	—	37,000	—	—	—	37,000	1.1%
Tobacco	—	14,392	—	—	—	14,392	0.4%
Trading Companies & Distributors	56,199	—	—	—	—	56,199	1.6%
Transportation Infrastructure	—	28,104	—	—	—	28,104	0.8%
Structured Finance (A)	—	—	960,194	—	—	960,194	28.2%
Total Non-Control/ Non-Affiliate	$1,413,371	$889,572	$960,194	$17	$1,363	$3,264,517	95.8%
Fair Value % of Net Assets	41.5%	26.1%	28.2%	—%	—%	95.8%
Total Portfolio	$2,512,078	$1,268,359	$960,194	$32,962	$953,686	$5,727,279	168.1%
Fair Value % of Net Assets	73.7%	37.2%	28.2%	1.0%	28.0%	168.1%
(A) Our CLO investments do not have industry concentrations and as such have been separated in the table above.
(B) Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.
(C) We hold one CLO debt investment in the Class F Subordinated Notes of Galaxy XXVIII CLO, Ltd. As of June 30, 2018 the cost and fair value are $6,159 and $6,159 , respectively, and makes up 0.2% of our net assets. Our remaining CLO investments are held in CLO equity tranches which earn residual interest. As of June 30, 2018 the cost and fair value of our investment in the equity tranches are $1,096,768 and $954,035, respectively, and make up 28.0% of our net assets.

(45)The following shows the composition of our investment portfolio at cost by control designation, investment type, and by industry as of June 30, 2017:

Industry	1st Lien	2nd Lien	CLO Residual Interest	Unsecured Debt	Equity (C)	Cost Total
Control Investments
Aerospace & Defense	$47,099	$—	$—	$—	$22,738	$69,837
Commercial Services & Supplies	114,864	—	—	7,200	6,849	128,913
Construction & Engineering	36,054	—	—	—	26,204	62,258
Consumer Finance	—	323,188	—	—	110,395	433,583
Diversified Consumer Services	—	7,834	—	30,734	6,577	45,145
Electronic Equipment, Instruments & Components	21,182	—	—	—	6,759	27,941
Energy Equipment & Services	—	—	—	—	223,787	223,787
Equity Real Estate Investment Trusts (REITs)	291,315	—	—	—	83,065	374,380
Machinery	—	28,622	—	—	6,866	35,488
Media	10,614	—	—	—	12,869	23,483
Online Lending	269,166	—	—	—	146,750	415,916
Total Control Investments	$790,294	$359,644	$—	$37,934	$652,859	$1,840,731
Affiliate Investments
Textiles, Apparel & Luxury Goods	$19,478	$—	$—	$—	$3,479	$22,957
Total Affiliate Investments	$19,478	$—	$—	$—	$3,479	$22,957
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$51,952	$—	$—	$—	$—	$51,952
Auto Components	—	30,222	—	—	—	30,222
Capital Markets	—	14,796	—	—	—	14,796
Chemicals	—	17,489	—	—	—	17,489
Commercial Services & Supplies	83,884	141,388	—	—	—	225,272
Consumer Finance	9,831	26,455	—	—	—	36,286
Distributors	—	140,847	—	—	—	140,847
Diversified Consumer Services	—	143,767	—	—	—	143,767
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2018 and June 30, 2017 (Continued)

Industry	1st Lien	2nd Lien	CLO Residual Interest	Unsecured Debt	Equity (C)	Cost Total
Diversified Telecommunication Services	—	4,395	—	—	—	4,395
Electronic Equipment, Instruments & Components	9,755	—	—	—	—	9,755
Energy Equipment & Services	27,232	—	—	—	—	27,232
Health Care Providers & Services	356,468	65,199	—	—	1,252	422,919
Hotels, Restaurants & Leisure	127,638	—	—	—	—	127,638
Household Durables	126,319	19,712	—	—	—	146,031
Internet Software & Services	205,441	13,907	—	—	—	219,348
IT Services	—	19,531	—	—	—	19,531
Leisure Products	33,204	10,880	—	—	1	44,085
Marine	—	8,919	—	—	—	8,919
Media	442,654	2,971	—	—	—	445,625
Metals & Mining	9,953	—	—	—	—	9,953
Online Lending	—	—	—	8,434	—	8,434
Paper & Forest Products	—	11,295	—	—	—	11,295
Personal Products	209,225	13,473	—	—	—	222,698
Pharmaceuticals	117,989	—	—	—	—	117,989
Professional Services	48,131	16,111	—	—	—	64,242
Software	—	56,041	—	—	—	56,041
Textiles, Apparel & Luxury Goods	225,777	36,446	—	—	—	262,223
Tobacco	—	14,365	—	—	—	14,365
Trading Companies & Distributors	64,513	—	—	—	—	64,513
Structured Finance (B)	—	—	1,150,006	—	—	1,150,006
Total Non-Control/ Non-Affiliate	$2,149,966	$808,209	$1,150,006	$8,434	$1,253	$4,117,868
Total Portfolio Investment Cost	$2,959,738	$1,167,853	$1,150,006	$46,368	$657,591	$5,981,556

The following shows the composition of our investment portfolio at fair value by control designation, investment type, and by industry as of June 30, 2017:

Industry	1st Lien Term Loan	2nd Lien Term Loan	CLO Residual Interest	Unsecured Debt	Equity (C)	Fair Value Total	Fair Value % of Net Assets
Control Investments
Aerospace & Defense	$47,099	$—	$—	$—	$24,219	$71,318	2.1%
Commercial Services & Supplies	63,209	—	—	5,659	20,161	89,029	2.7%
Construction & Engineering	32,509	—	—	—	—	32,509	1.0%
Consumer Finance	—	329,788	—	—	137,180	466,968	13.9%
Diversified Consumer Services	—	7,834	—	38,775	286	46,895	1.4%
Electronic Equipment, Instruments & Components	21,182	—	—	—	21,870	43,052	1.3%
Energy Equipment & Services	—	—	—	—	121,197	121,197	3.6%
Equity Real Estate Investment Trusts (REITs)	291,315	—	—	—	333,022	624,337	18.6%
Machinery	—	28,622	—	—	4,056	32,678	1.0%
Media	10,614	—	—	—	10,211	20,825	0.6%
Online Lending	269,166	—	—	—	93,801	362,967	10.8%
Total Control Investments	$735,094	$366,244	$—	$44,434	$766,003	$1,911,775	57.0%
Fair Value % of Net Assets	21.9%	10.9%	—%	1.3%	22.8%	57.0%
Affiliate Investments
Textiles, Apparel & Luxury Goods	$6,128	$—	$—	$—	$5,301	$11,429	0.3%
Total Affiliate Investments	$6,128	$—	$—	$—	$5,301	$11,429	0.3%
Fair Value % of Net Assets	0.2%	—%	—%	—%	0.2%	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2018 and June 30, 2017 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	CLO Residual Interest	Unsecured Debt	Equity (C)	Fair Value Total	Fair Value % of Net Assets
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$51,952	$—	$—	$—	$—	$51,952	1.5%
Auto Components	—	30,460	—	—	—	30,460	0.9%
Capital Markets	—	15,000	—	—	—	15,000	0.4%
Chemicals	—	16,699	—	—	—	16,699	0.5%
Commercial Services & Supplies	83,884	138,857	—	—	864	223,605	6.7%
Consumer Finance	10,000	25,973	—	—	—	35,973	1.1%
Distributors	—	83,225	—	—	—	83,225	2.5%
Diversified Consumer Services	—	143,767	—	—	—	143,767	4.3%
Diversified Telecommunication Services	—	4,410	—	—	—	4,410	0.1%
Electronic Equipment, Instruments & Components	8,794	—	—	—	—	8,794	0.3%
Energy Equipment & Services	10,463	—	—	—	—	10,463	0.3%
Health Care Providers & Services	355,200	65,407	—	—	782	421,389	12.6%
Hotels, Restaurants & Leisure	103,897	—	—	—	—	103,897	3.1%
Household Durables	126,191	19,992	—	—	—	146,183	4.4%
Internet Software & Services	205,441	13,907	—	—	—	219,348	6.5%
IT Services	—	20,000	—	—	—	20,000	0.6%
Leisure Products	33,204	11,000	—	—	—	44,204	1.3%
Marine (A)	—	8,800	—	—	—	8,800	0.3%
Media	442,704	2,971	—	—	—	445,675	13.3%
Metals & Mining	10,000	—	—	—	—	10,000	0.3%
Online Lending	—	—	—	7,964	—	7,964	0.2%
Paper & Forest Products	—	11,500	—	—	—	11,500	0.3%
Personal Products	179,009	13,739	—	—	—	192,748	5.7%
Pharmaceuticals	117,989	—	—	—	—	117,989	3.5%
Professional Services	48,131	16,342	—	—	—	64,473	1.9%
Software	—	55,150	—	—	—	55,150	1.6%
Textiles, Apparel & Luxury Goods	225,777	37,000	—	—	—	262,777	7.8%
Tobacco	—	14,431	—	—	—	14,431	0.4%
Trading Companies & Distributors	64,513	—	—	—	—	64,513	1.9%
Structured Finance (B)	—	—	1,079,712	—	—	1,079,712	32.2%
Total Non-Control/ Non-Affiliate	$2,077,149	$748,630	$1,079,712	$7,964	$1,646	$3,915,101	116.7%
Fair Value % of Net Assets	61.9%	22.3%	32.2%	0.2%	—%	116.7%
Total Portfolio	$2,818,371	$1,114,874	$1,079,712	$52,398	$772,950	$5,838,305	174%
Fair Value % of Net Assets	84.0%	33.2%	32.2%	1.6%	23.0%	174.0%
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2018 and June 30, 2017 (Continued)

(46)
The interest rate on these investments, excluding those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended June 30, 2018:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
CCPI Inc.	—%	7.00%	7.00%
Cinedigm DC Holdings, LLC	—%	2.50%	2.50%
Credit Central Loan Company	—%	10.00%	10.00%
Echelon Transportation, LLC (f/k/a Echelon Aviation LLC)	N/A	N/A	2.25%	(A)
Echelon Transportation, LLC (f/k/a Echelon Aviation LLC)	N/A	N/A	1.00%	(A)
Edmentum Ultimate Holdings, LLC - Unsecured Senior PIK Note	8.50%	—%	8.50%
First Tower Finance Company LLC	1.45%	8.55%	10.00%
InterDent, Inc. - Senior Secured Team Loan B	4.25%	—%	4.25%
InterDent, Inc. - Senior Secured Team Loan C	18.00%	—%	18.00%
MITY, Inc.	—%	10.00%	10.00%
National Property REIT Corp. - Senior Secured Term Loan A	—%	10.50%	10.50%
National Property REIT Corp. - Senior Secured Term Loan E	—%	1.50%	1.50%
Nationwide Loan Company LLC	—%	10.00%	10.00%
Spartan Energy Services, Inc.	13.98%	—%	13.98%
Valley Electric Co. of Mt. Vernon, Inc.	—%	2.50%	2.50%
Valley Electric Company, Inc.	7.17%	2.83%	10.00%
Venio LLC	10.00%	—%	10.00%
(A) Next PIK payment/capitalization date is July 31, 2018.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2018 and June 30, 2017 (Continued)

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
(C) The previous PIK payment/capitalization date was July 31, 2017. The company paid 2.25% PIK in cash.
(D) The previous PIK payment/capitalization date was July 31, 2017. The company paid 1.00% PIK in cash.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2018 and June 30, 2017 (Continued)

(47)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2018 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net change in unrealized gains (losses)	Fair Value at June 30, 2018	Interest income	Dividend income	Other income	Net realized gains (losses)
Arctic Energy Services, LLC ***	$17,370	$—	$(60,876)	$43,506	$—	$—	$—	$—	$—
CCPI Inc.	43,052	—	(482)	(6,814)	35,756	3,704	—	—	—
CP Energy Services Inc. ***	72,216	65,976	—	(14,931)	123,261	3,394	—	228	—
Credit Central Loan Company, LLC	64,435	2,240	—	10,002	76,677	12,755	—	903	—
Echelon Transportation, LLC (f/k/a Echelon Aviation LLC)	71,318	—	—	10,960	82,278	6,360	—	—	—
Edmentum Ultimate Holdings, LLC ****	46,895	5,394	(39,196)	(13,093)	—	572	—	—	—
First Tower Finance Company LLC	365,588	21,352	(6,735)	62,805	443,010	47,422	—	2,664	—
Freedom Marine Solutions, LLC	23,994	982	—	(11,939)	13,037	—	—	—	—
Interdent, Inc. *****	—	209,120	—	(11,499)	197,621	4,775	—	—	—
MITY, Inc.	76,512	—	—	(17,618)	58,894	8,206	—	1,093	13
National Property REIT Corp.	987,304	160,769	(124,078)	30,981	1,054,976	90,582	11,279	8,834	—
Nationwide Loan Company LLC	36,945	4,370	—	(7,462)	33,853	3,485	—	—	—
NMMB, Inc.	20,825	—	(1,999)	(91)	18,735	1,455	—	—	—
Pacific World Corporation ******	—	198,149	(250)	(32,879)	165,020	3,742	—	—	—
R-V Industries, Inc.	32,678	—	—	(792)	31,886	3,064	—	—	—
SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company)	1,940	—	—	254	2,194	—	—	—	—
USES Corp.	12,517	3,000	(3)	805	16,319	—	—	—	—
Valley Electric Company, Inc.	32,509	2,157	—	16,131	50,797	5,971	—	138	—
Wolf Energy, LLC	5,677	—	(3,009)	(2,656)	12	—	—	1,220	—
Total	$1,911,775	$673,509	$(236,628)	$55,670	$2,404,326	$195,487	$11,279	$15,080	$13
* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion, PIK interest, and any transfer of investments.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments and any transfer of investments.
*** Arctic Energy Services, LLC cost basis was transferred to CP Energy Services Inc. on April 6, 2018 as a result of the merger between these controlled portfolio companies. There were no realized gain or loss recognized by us since this was a merger amongst two portfolio companies under our control. Refer to endnote #37.
**** The investment was transferred to affiliate investment classification at $31,362, the fair market value of the investment at the beginning of the three month period ended March 31, 2018. Refer to endnote #22.
***** The investment was transferred to control investment classification at $208,549, the fair market value of the investment at the beginning of the three month period ended June 30, 2018. Refer to endnote #52.
****** The investment was transferred from non-control/ non-affiliate to control investment classification at $183,151, the fair market value of the investment at the beginning of the three month period ended June 30, 2018. Refer to endnote #40.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2018 and June 30, 2017 (Continued)

(48)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2018 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2017	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at June 30, 2018	Interest income	Dividend income	Other income	Net realized gains (losses)
Edmentum Ultimate Holdings, LLC ***	$—	$34,416	$—	$800	$35,216	$348	$—	$—	$—
Nixon, Inc.	—	—	(14,197)	14,197	—	—	—	—	(14,197)
Targus International, LLC	11,429	1,117	—	10,674	23,220	205	—	—	846
Total	$11,429	$35,533	$(14,197)	$25,671	$58,436	$553	$—	$—	$(13,351)
* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, PIK interest, and any transfer of investments.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.

*** The investment was transferred from controlled investment classification at $31,362, the fair market value of the investment at the beginning of the three month period ended March 31, 2018. Refer to endnote #22.

(49)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2017 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2016	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at June 30, 2017	Interest income	Dividend income	Other income	Net realized gains (losses)
Arctic Energy Services, LLC	$38,340	$—	$—	$(20,970)	$17,370	$—	$—	$—	$—
CCPI Inc.	41,356	—	(327)	2,023	43,052	2,992	123	153	—
CP Energy Services Inc.	76,002	—	—	(3,786)	72,216	—	—	—	—
Credit Central Loan Company, LLC	52,254	10,826	(403)	1,758	64,435	10,873	—	—	—
Echelon Aviation LLC	60,821	18,875	(6,800)	(1,578)	71,318	5,734	200	1,121	—
Edmentum Ultimate Holdings, LLC	44,346	9,892	(6,424)	(919)	46,895	1,726	—	—	—
First Tower Finance Company LLC	352,666	15,577	(2,220)	(435)	365,588	51,116	—	—	—
Freedom Marine Solutions, LLC	26,618	1,801	—	(4,425)	23,994	—	—	—	—
MITY, Inc.	54,049	16,000	—	6,463	76,512	6,848	468	886	16
National Property REIT Corp.	843,933	237,851	(174,931)	80,451	987,304	84,777	—	9,186	—
Nationwide Loan Company LLC	35,813	2,104	—	(972)	36,945	3,406	4,310	—	—
NMMB, Inc.	10,007	—	(100)	10,918	20,825	1,518	—	—	—
R-V Industries, Inc.	36,877	—	96	(4,295)	32,678	2,877	149	124	172
SB Forging II	7,312	8,750	(69,125)	55,003	1,940	—	—	—	(66,103)
United States Environmental Services, LLC	40,286	2,599	(154)	(30,214)	12,517	—	—	—	—
Valley Electric Company, Inc.	31,091	1,821	—	(403)	32,509	5,629	—	—	—
Wolf Energy, LLC	678	22,145	(15,344)	(1,802)	5,677	—	—	—	—
Total	$1,752,449	$348,241	$(275,732)	$86,817	$1,911,775	$177,496	$5,250	$11,470	$(65,915)
* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, PIK interest and any transfers of investments.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments and any transfer of investments.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of June 30, 2018 and June 30, 2017 (Continued)

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
* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion and PIK interest and any transfer of investments.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales and impairments, and any transfer of investments.
*** Investment was transferred at fair market value at the beginning of the three month period ended June 30, 2017.

(51)	BAART Programs, Inc. and MedMark Services, Inc. are joint borrowers of the second lien term loan.

(52)
Prospect exercised its rights and remedies under its loan documents to exercise the shareholder voting rights in respect of the stock of InterDent, Inc. (“InterDent”) and to appoint a new Board of Directors of InterDent. As a result, Prospect’s investment in InterDent is classified as a control investment as of June 30, 2018.

(53)	This investment is in the debt class of a CLO security. The all-in interest rate has not been determined as the investment is unsettled as of June 30, 2018.

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
We consolidate certain of our wholly-owned and substantially wholly-owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements and are collectively referred to as the “Consolidated Holdings Companies”: APH Property Holdings, LLC (“APH”); Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”); CCPI Holdings Inc.; CP Holdings of Delaware LLC (“CP Holdings”); Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC (“First Tower Delaware”); Harbortouch Holdings of Delaware Inc.; MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc. (“NMMB Holdings, Inc.”); NPH Property Holdings, LLC (“NPH”); STI Holding, Inc.; UPH Property Holdings, LLC (“UPH”); Valley Electric Holdings I, Inc.; Valley Electric Holdings II, Inc.; and Wolf Energy Holdings Inc. (“Wolf Energy Holdings”). On October 10, 2014, concurrent with the sale of the operating company, our ownership increased to 100% of the outstanding equity of ARRM Services, Inc. (“ARRM”), which was renamed SB Forging Company, Inc. (“SB Forging”). As such, we began consolidating SB Forging on October 11, 2014. Effective May 23, 2016, in connection with the merger of American Property REIT Corp. (“APRC”) and United Property REIT Corp. (“UPRC”) with and into National Property REIT Corp. (“NPRC”), APH and UPH merged with and into NPH, and were dissolved. Effective April 6, 2018, Arctic Equipment merged with and into CP Energy Services, Inc. (“CP Energy”), a substantially wholly-owner subsidiary of CP Holdings, with CP Energy continuing as the surviving entity.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the year ended June 30, 2018.

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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of June 30, 2018 and June 30, 2017, our qualifying assets as a percentage of total assets, stood at 73.20% and 71.75%, respectively.
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
Our investments in CLOs are classified as Level 3 fair value measured securities under ASC 820 and are valued using a discounted multi-path cash flow model. The CLO structures are analyzed to identify the risk exposures and to determine an appropriate call date (i.e., expected maturity). These risk factors are sensitized in the multi-path cash flow model using Monte Carlo simulations, which is a simulation used to model the probability of different outcomes, to generate probability-weighted (i.e., multi-path) cash flows from the underlying assets and liabilities.  These cash flows are discounted using appropriate market discount rates, and relevant data in the CLO market as well as certain benchmark credit indices are considered, to determine the value of each CLO

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

investment.  In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the implied discount rate that would be effective for the value derived from the multi-path cash flows.  We are not responsible for and have no influence over the asset management of the portfolios underlying the CLO investments we hold, as those portfolios are managed by non-affiliated third party CLO collateral managers. The main risk factors are default risk, prepayment risk, interest rate risk, downgrade risk, and credit spread risk.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of June 30, 2018, approximately 2.5% of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of June 30, 2018, we do not expect to have any excise tax due for the 2018 calendar year. Thus, we have not accrued any excise tax for this period.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of June 30, 2018, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2015 and thereafter remain subject to examination by the Internal Revenue Service.
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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of June 30, 2018 and June 30, 2017, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends accounting guidance for revenue recognition arising from contracts with customers. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB also issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the standard for one year. As a result, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The application of this guidance is not expected to have a material impact on our financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Tax Cuts and Jobs Act
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (The “Tax Act”), which significantly changed the Code, including, a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Act also authorizes the IRS to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax and Jobs Act, or regulations or other guidance issued under it, might affect us, our business or the business of our portfolio companies. However, our portfolio companies may or may not make certain elections under the Tax Act that could materially increase their taxable earnings and profits. Any such increase in the earnings and profits of a portfolio company may result in the characterization of certain distributions sourced from sale proceeds as dividend income, which may increase our distributable taxable income. During the year ended June 30, 2018, we received $11,270 of such dividends from NPRC related to the sale of NPRC’s St. Marin and Central Park properties.
Note 3. Portfolio Investments
At June 30, 2018, we had investments in 135 long-term portfolio investments, which had an amortized cost of $5,831,458 and a fair value of $5,727,279. At June 30, 2017, we had investments in 121 long-term portfolio investments, which had an amortized cost of $5,981,556 and a fair value of $5,838,305.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $1,730,657 and $1,489,470 during the years ended June 30, 2018 and June 30, 2017, respectively. Debt repayments and considerations from sales of equity securities of approximately $1,831,286 and $1,413,882 were received during the years ended June 30, 2018 and June 30, 2017, respectively.
The following table shows the composition of our investment portfolio as of June 30, 2018 and June 30, 2017:

	June 30, 2018		June 30, 2017
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$38,659	$38,559	$27,409	$27,409
Senior Secured Debt	2,602,018	2,481,353	2,940,163	2,798,796
Subordinated Secured Debt	1,318,028	1,260,525	1,160,019	1,107,040
Subordinated Unsecured Debt	38,548	32,945	37,934	44,434
Small Business Loans	30	17	8,434	7,964
CLO Debt	6,159	6,159	—	—
CLO Residual Interest	1,096,768	954,035	1,150,006	1,079,712
Equity	731,248	953,686	657,591	772,950
Total Investments	$5,831,458	$5,727,279	$5,981,556	$5,838,305

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

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2018:

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$38,559	$38,559
Senior Secured Debt	—	—	2,481,353	2,481,353
Subordinated Secured Debt	—	—	1,260,525	1,260,525
Subordinated Unsecured Debt	—	—	32,945	32,945
Small Business Loans	—	—	17	17
CLO Debt	—	—	6,159	6,159
CLO Residual Interest	—	—	954,035	954,035
Equity	—	—	953,686	953,686
Total Investments	$—	$—	$5,727,279	$5,727,279
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2017:

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following tables show the aggregate changes in the fair value of our Level 3 investments during the year ended June 30, 2018:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2017	$1,911,775	$11,429	$3,915,101	$5,838,305
Net realized gains (losses) on investments	13	(13,351)	(6,036)	(19,374)
Net change in unrealized gains (losses)	55,670	25,671	(42,270)	39,071
Net realized and unrealized gains (losses)	55,683	12,320	(48,306)	19,697
Purchases of portfolio investments	212,531	3,588	1,505,134	1,721,253
Payment-in-kind interest	6,164	583	2,657	9,404
Accretion (amortization) of discounts and premiums, net	2,240	—	(33,245)	(31,005)
Repayments and sales of portfolio investments	(144,405)	(846)	(1,685,124)	(1,830,375)
Transfers within Level 3(1)	360,338	31,362	(391,700)	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of June 30, 2018	$2,404,326	$58,436	$3,264,517	$5,727,279

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2017	$27,409	$2,798,796	$1,107,040	$44,434	$7,964	$—	$1,079,712	$772,950	$5,838,305
Net realized (losses) gains on investments	—	(16,795)	—	13	(357)	—	(2,275)	40	(19,374)
Net change in unrealized gains (losses)	(100)	20,701	(4,524)	(12,103)	456	—	(72,439)	107,080	39,071
Net realized and unrealized (losses) gains	(100)	3,906	(4,524)	(12,090)	99	—	(74,714)	107,120	19,697
Purchases of portfolio investments	19,308	1,138,304	365,845	—	7,552	6,159	48,187	135,898	1,721,253
Payment-in-kind interest	—	5,360	3,429	615	—	—	—	—	9,404
Accretion (amortization) of discounts and premiums	—	3,307	5,756	—	—	—	(40,068)	—	(31,005)
Repayments and sales of portfolio investments	(8,058)	(1,511,024)	(217,021)	(14)	(15,598)	—	(59,082)	(19,578)	(1,830,375)
Transfers within Level 3(1)	—	42,704	—	—	—	—	—	(42,704)	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of June 30, 2018	$38,559	$2,481,353	$1,260,525	$32,945	$17	$6,159	$954,035	$953,686	$5,727,279

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
The following tables show the aggregate changes in the fair value of our Level 3 investments during the year ended June 30, 2017:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2016	$1,752,449	$11,320	$4,133,939	$5,897,708
Net realized (losses) gains on investments	(65,915)	137	(32,625)	(98,403)
Net change in unrealized gains (losses)	86,817	553	(37,229)	50,141
Net realized and unrealized gains (losses)	20,902	690	(69,854)	(48,262)
Purchases of portfolio investments	310,922	—	1,160,740	1,471,662
Payment-in-kind interest	14,252	231	3,325	17,808
Accretion (amortization) of discounts and premiums, net	922	—	(89,749)	(88,827)
Repayments and sales of portfolio investments	(209,817)	(2,364)	(1,199,603)	(1,411,784)
Transfers within Level 3(1)	22,145	1,552	(23,697)	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of June 30, 2017	$1,911,775	$11,429	$3,915,101	$5,838,305

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2016	$13,274	$2,941,722	$1,209,604	$68,358	$14,215	$—	$1,009,696	$640,839	$5,897,708
Net realized (losses) gains on investments	—	(59,730)	(382)	6	(3,013)	—	(17,239)	(18,045)	(98,403)
Net change in unrealized (losses) gains	—	(10,245)	(33,990)	14,020	(83)	—	3,550	76,889	50,141
Net realized and unrealized (losses) gains	—	(69,975)	(34,372)	14,026	(3,096)	—	(13,689)	58,844	(48,262)
Purchases of portfolio investments	21,559	762,505	378,793	—	51,802	—	178,452	78,551	1,471,662
Payment-in-kind interest	—	5,127	10,624	2,057	—	—	—	—	17,808
Accretion (amortization) of discounts and premiums	—	531	5,389	—	—	—	(94,747)	—	(88,827)
Repayments and sales of portfolio investments	(7,424)	(763,969)	(462,998)	(40,007)	(54,957)	—	—	(82,429)	(1,411,784)
Transfers within Level 3(1)	—	(77,145)	—	—	—	—	—	77,145	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of June 30, 2017	$27,409	$2,798,796	$1,107,040	$44,434	$7,964	$—	$1,079,712	$772,950	$5,838,305

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
The net change in unrealized gains on the investments that use Level 3 inputs was $12,075 and $10,082 for investments still held as of June 30, 2018 and June 30, 2017, respectively.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2018 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
Senior Secured Debt	$1,409,584	Discounted Cash Flow (Yield analysis)	Market yield	7.0% - 21.2%	11.3%
Senior Secured Debt	361,720	Enterprise Value Waterfall (Market approach)	EBITDA multiple	4.0x - 10.3x	8.3x
Senior Secured Debt	181,339	Enterprise Value Waterfall (Market approach)	Revenue multiple	0.3x - 1.6x	1.4x
Senior Secured Debt	47,099	Enterprise Value Waterfall (Discounted cash flow)	Discount rate	7.5% - 16.1%	10.7%
Senior Secured Debt	787	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt (1)	226,180	Enterprise Value Waterfall	Loss-adjusted discount rate	3.0% - 14.2%	11.0%
Senior Secured Debt (2)	293,203	Enterprise Value Waterfall (NAV Analysis)	Capitalization Rate	3.3% - 8.7%	6.0%
Senior Secured Debt (2)	—	Discounted Cash Flow	Discount rate	6.5% - 7.5%	7.0%
Subordinated Secured Debt	830,766	Discounted Cash Flow (Yield analysis)	Market yield	7.6% - 22.5%	11.7%
Subordinated Secured Debt	28,622	Enterprise Value Waterfall (Market approach)	EBITDA multiple	6.5x - 7.5x	7.0x
Subordinated Secured Debt	58,806	Enterprise Value Waterfall (Market approach)	Revenue multiple	0.3x - 0.4x	0.4x
Subordinated Secured Debt (3)	342,331	Enterprise Value Waterfall (Market approach)	Book value multiple	0.8x - 3.1x	2.5x
Subordinated Secured Debt (3)	—	Enterprise Value Waterfall (Market approach)	Earnings multiple	7.5x - 13.0x	11.9x
Subordinated Unsecured Debt	32,945	Enterprise Value Waterfall (Market approach)	EBITDA multiple	5.8x - 11.5x	9.7%
Small Business Loans (4)	17	Discounted Cash Flow	Loss-adjusted discount rate	13.0% - 24.3%	15.5%
CLO Interests	960,194	Discounted Cash Flow	Discount rate (6)	2.33% - 24.28%	17.24%
Preferred Equity	73,792	Enterprise Value Waterfall (Market approach)	EBITDA multiple	4.0x - 9.0x	7.9x
Preferred Equity	2,194	Liquidation Analysis	N/A	N/A	N/A
Common Equity/Interests/Warrants	81,753	Enterprise value waterfall (Market approach)	EBITDA multiple	5.0x - 9.0x	6.8x
Common Equity/Interests/Warrants (1)	16,881	Enterprise value waterfall	Loss-adjusted discount rate	3.0% - 14.2%	11.0%
Common Equity/Interests/Warrants (2)	419,224	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.3% - 8.7%	6.0%
Common Equity/Interests/Warrants (2)	—	Discounted cash flow	Discount rate	6.5% - 7.5%	7.0%
Common Equity/Interests/Warrants (3)	209,583	Enterprise value waterfall (Market approach)	Book value multiple	0.8x - 3.1x	2.4x
Common Equity/Interests/Warrants (3)	—	Enterprise value waterfall (Market approach)	Earnings multiple	7.5x - 13.0x	11.9x
Common Equity/Interests/Warrants (5)	99,488	Discounted cash flow	Discount rate	6.5% - 7.5%	7.0%
Common Equity/Interests/Warrants	36,805	Discounted cash flow	Discount rate	7.5% - 15.5%	8.8%
Common Equity/Interests/Warrants	13,049	Liquidation analysis	N/A	N/A	N/A
Escrow Receivable	917	Discounted cash flow	Discount rate	7.3% - 8.4%	7.9%
Total Level 3 Investments	$5,727,279

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(1)
Represents an investment in a Real Estate Investment subsidiary. The Enterprise Value analysis includes the fair value of our investments in such indirect subsidiary’s consumer loans purchased from online consumer lending platforms, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above. In addition, the valuation also used projected loss rates as an unobservable input ranging from 0.0%-20.7%, with a weighted average of 4.2%.

(2)	Represents our REIT investments. EV waterfall methodology uses both the net asset value analysis and discounted cash flow technique, which are weighted equally (50%).

(3)
Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes book value and earnings multiples, as noted above. In addition, the valuation of certain consumer finance companies utilizes the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies each valuation technique (book value multiple, earnings multiple and discount rate) is weighted equally. For these companies the discount rate ranged from 13.5% to 15.5% with a weighted average of 14.2%.

(4)
Includes our investments in small business whole loans purchased from OnDeck. Valuation also used projected loss rates as an unobservable input ranging from 0.00%-0.06%, with a weighted average of 0.01%.

(5)	Represents net operating income interests in our REIT investments.

(6)
Represents the implied discount rate based on our internally generated single-cash flows that is derived from the fair value estimated by the corresponding multi-path cash flow model utilized by the independent valuation firm.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2017 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
Senior Secured Debt	$1,977,660	Discounted Cash Flow (Yield analysis)	Market Yield	5.1%-27.0%	10.7%
Senior Secured Debt	211,856	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	4.0x-9.0x	6.7x
Senior Secured Debt	27,479	Enterprise Value Waterfall (Market approach)	Revenue Multiple	0.3x-0.6x	0.4x
Senior Secured Debt	47,099	Enterprise Value Waterfall (Discounted cash flow)	Discount Rate	7.3%-15.9%	11.6%
Senior Secured Debt	1,630	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt (1)	269,166	Enterprise Value Waterfall	Loss-adjusted discount rate	3.0%-14.2%	10.6%
Senior Secured Debt (2)	291,315	Enterprise Value Waterfall (NAV Analysis)	Capitalization Rate	3.4%-8.0%	6.1%
Senior Secured Debt (2)		Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Subordinated Secured Debt	665,405	Discounted Cash Flow (Yield analysis)	Market Yield	5.9%-27.0%	11.4%
Subordinated Secured Debt	111,847	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	6.3x-8.0x	7.3x
Subordinated Secured Debt (3)	329,788	Enterprise Value Waterfall (Market approach)	Book Value Multiple	1.2x-2.8x	2.4x
Subordinated Secured Debt (3)		Enterprise Value Waterfall (Market approach)	Earnings Multiple	7.5x-12.0x	11.0x
Subordinated Unsecured Debt	44,434	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	5.8x-8.5x	7.7x
Small Business Loans (4)	7,964	Discounted Cash Flow	Loss-adjusted Discount Rate	3.0%-25.9%	25.9%
CLO Residual Interest	1,079,712	Discounted Cash Flow	Discount Rate	12.0%-21.9%	15.7%
Preferred Equity	10,992	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	4.0x-9.0x	4.8x
Preferred Equity	72,216	Enterprise Value Waterfall (Market approach)	Revenue Multiple	2.3x-2.8x	2.6x
Common Equity/Interests/Warrants	46,373	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	4.0x-8.5x	6.0x
Common Equity/Interests/Warrants	22,671	Enterprise Value Waterfall (Market approach)	Revenue Multiple	0.3x-2.8x	1.2x
Common Equity/Interests/Warrants (1)	93,801	Enterprise Value Waterfall	Loss-adjusted discount rate	3.0%-14.2%	10.6%
Common Equity/Interests/Warrants (2)	244,245	Enterprise Value Waterfall (NAV analysis)	Capitalization Rate	3.4%-8.0%	6.1%
Common Equity/Interests/Warrants (2)		Discounted Cash Flow	Discount Rate	6.5%-7.5%	0.07
Common Equity/Interests/Warrants (2)	134,481	Enterprise Value Waterfall (Market approach)	Book Value Multiple	1.2x-2.8x	2.3x
Common Equity/Interests/Warrants (2)		Enterprise Value Waterfall (Market approach)	Earnings Multiple	7.5x-12.0x	10.8x
Common Equity/Interests/Warrants (5)	88,777	Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Common Equity/Interests/Warrants	28,858	Discounted Cash Flow	Discount Rate	6.4%-18.0%	11.8%
Common Equity/Interests/Warrants	29,672	Liquidation Analysis	N/A	N/A	N/A
Escrow Receivable	864	Discounted Cash Flow	Discount Rate	6.4%-7.5%	7.0%
Total Level 3 Investments	$5,838,305

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
In determining the range of values for our investments in CLOs, the independent valuation firm uses a discounted multi-path cash flow model. The valuations were accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view as well as to determine an appropriate call date (i.e., expected maturity). These risk factors are sensitized in the multi-path cash flow model using Monte Carlo simulations to generate probability-weighted (i.e., multi-path) cash flows for the underlying assets and liabilities. These cash flows are discounted using appropriate market discount rates, and relevant data in the CLO market and certain benchmark credit indices are considered, to determine the value of each CLO investment. In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the implied discount rate that would be effective for the value derived from the corresponding multi-path cash flow model.
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

The interests we have acquired in CLOs are generally thinly traded or have only a limited trading market. CLOs are typically privately offered and sold, even in the secondary market. As a result, investments in CLOs may be characterized as illiquid securities. In addition to the general risks associated with investing in debt securities, CLO residual interests carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) our investments in CLO tranches will likely be subordinate to other senior classes of note tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO investment or unexpected investment results. Our net asset value may also decline over time if our principal recovery with respect to CLO residual interests is less than the cost of those investments.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Our CLO investments and/or the CLOs’ underlying senior secured loans may prepay more quickly than expected, which could have an adverse impact on our value.

An increase in LIBOR would materially increase the CLO’s financing costs. Since most of the collateral positions within the CLOs have LIBOR floors, there may not be corresponding increases in investment income (if LIBOR increases but stays below the LIBOR floor rate of such investments) resulting in materially smaller distribution payments to the residual interest investors.

On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR rates after 2021 (the “FCA Announcement”). Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. On August 24, 2017, the Federal Reserve Board requested public comment on a proposal by the Federal Reserve Bank of New York, in cooperation with the Office of Financial Research, to produce three new reference rates intended to serve as alternatives to LIBOR. These alternative rates are based on overnight repurchase agreement transactions secured by U.S. Treasury Securities. On December 12, 2017, following consideration of public comments, the Federal Reserve Board concluded that the public would benefit if the Federal Reserve Bank of New York published the three proposed reference rates as alternatives to LIBOR (the “Federal Reserve Board Notice”). The Federal Reserve Bank of New York said that the publication of these alternative rates is targeted to commence by mid-2018.

At this time, it is not possible to predict the effect of the FCA Announcement, the Federal Reserve Board Notice, or other regulatory changes or announcements, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom, the United States or elsewhere. As such, the potential effect of any such event on our net investment income cannot yet be determined. The CLOs in which the Company is invested generally contemplate a scenario where LIBOR is no longer available by requiring the CLO administrator to calculate a replacement rate primarily through dealer polling on the applicable measurement date. However, there is uncertainty regarding the effectiveness of the dealer polling processes, including the willingness of banks to provide such quotations, which could adversely impact our net investment income. In addition, the effect of a phase out of LIBOR on U.S. senior secured loans, the underlying assets of the CLOs in which we invest, is currently unclear. To the extent that any replacement rate utilized for senior secured loans differs from that utilized for a CLO that holds those loans, the CLO would experience an interest rate mismatch between its assets and liabilities which could have an adverse impact on the Company’s net investment income and portfolio returns.

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
During the year ended June 30, 2018, the valuation methodology for Spartan Energy Services, Inc. (“Spartan”) changed to remove the waterfall and liquidation analysis and incorporated an income method approach. As a result of the company’s improved performance and current market conditions, the fair value of our investment in Spartan increased to $31,283 as of June 30, 2018, a premium of $1,917 from its amortized cost, compared to the $16,769 unrealized depreciation recorded at June 30, 2017.
As of June 30, 2018, Prospect’s investment in InterDent is classified as a control investment. As a result, the valuation methodology changed to remove the income method approach and incorporate the waterfall approach. The fair value of our investment in InterDent decreased to $197,621 as of June 30, 2018, a discount of $15,080 to its amortized cost, compared to a discount of $1,268 to its amortized cost as of June 30, 2017. The decline in fair value was due to lower projected future earnings as a result of customer attrition.

As of June 30, 2018, Prospect’s investment in Pacific World is classified as a control investment. As a result, the valuation methodology for the TLA changed to remove the income method approach and incorporate the waterfall approach. The fair value of our investment in Pacific World decreased to $165,020 as of June 30, 2018, a discount of $63,555 to it’s amortized cost, compared to a discount of $30,216 to its amortized cost as of June 30, 2017. Our investment in Pacific World declined in value due to a decrease in revenues and profitability, as well as a decrease in comparable company trading multiples.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the year ended June 30, 2018, one of our CLO investments was deemed to have an other-than-temporary loss. In accordance with ASC 325-40, we recorded a total loss of $2,495 related to these investments for the amount our amortized cost exceeded fair value as of the respective determination dates. During the year ended June 30, 2017, four of our CLO investments were deemed to have an other-than-temporary loss. In accordance with ASC 325-40, we recorded a total loss of $17,239 related to these investments for the amount our amortized cost exceeded fair value as of the respective determination dates.
During the year ended June 30, 2018, we provided $96,199 of equity financing to NPRC for the acquisition of real estate properties and $1,112 of debt and $27,391 of equity financing to NPRC to fund capital expenditures for existing properties.
During the year ended June 30, 2018, we provided $21,858 of debt and $13,434 of debt and equity financing, respectively, to NPRC and its wholly-owned subsidiaries to support the online consumer lending initiative. In addition, during the year ended June 30, 2018, we received partial repayments of $113,675 of our loans previously outstanding with NPRC and its wholly-owned subsidiaries and $10,403 as a return of capital on our equity investment in NPRC.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of June 30, 2018, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 62,973 individual loans and residual interest in two securitizations, and had an aggregate fair value of $367,479. The average outstanding individual loan balance is approximately $5 and the loans mature on dates ranging from July 1, 2018 to April 19, 2025 with a weighted-average outstanding term of 27 months as of June 30, 2018. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 27.4%. As of June 30, 2018, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $243,061.
As of June 30, 2018, based on outstanding principal balance, 6.3% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 19.5% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 74.2% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659).

Loan Type	Outstanding Principal Balance	Fair Value	Weighted Average Interest Rate*
Super Prime	$20,714	$20,063	13.8%
Prime	63,565	60,554	17.9%
Near Prime	241,907	224,652	31.1%
*Weighted by outstanding principal balance of the online consumer loans.

As of June 30, 2018, our investment in NPRC and its wholly-owned subsidiaries had an amortized cost of $826,987 and a fair value of $1,054,976, including our investment in online consumer lending as discussed above. The fair value of $811,915 related to NPRC’s real estate portfolio was comprised of forty-two multi-families properties, twelve self-storage units, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of June 30, 2018.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	46,426
3	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	20,273
4	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,650
5	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	175,885
6	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,375
7	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,845
8	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,700
9	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,550
10	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	14,092
11	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
12	Matthews Reserve II, LLC	Matthews, NC	11/19/2013	22,063	19,765
13	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	23,084
14	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	32,649
15	Atlanta Eastwood Village LLC	Stockbridge, GA	12/12/2013	25,957	22,546
16	Atlanta Monterey Village LLC	Jonesboro, GA	12/12/2013	11,501	10,969
17	Atlanta Hidden Creek LLC	Morrow, GA	12/12/2013	5,098	4,696
18	Atlanta Meadow Springs LLC	College Park, GA	12/12/2013	13,116	12,914
19	Atlanta Meadow View LLC	College Park, GA	12/12/2013	14,354	12,968
20	Atlanta Peachtree Landing LLC	Fairburn, GA	12/12/2013	17,224	15,361
21	APH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	27,157
22	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	7,785
23	APH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,443
24	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
25	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
26	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
27	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
28	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
29	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
30	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
31	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	8,927	6,695
32	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
33	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	74,046
34	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	13,055
35	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	13,502
36	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	23,256
37	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	14,480
38	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	14,115
39	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	18,328
40	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	17,200
41	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	9,600
42	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
43	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
44	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
45	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
46	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
47	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
48	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	43,120
49	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
50	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
51	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
52	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,057
53	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	48,668
54	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	6,076
55	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	15,145

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
56	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
57	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
58	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
59	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
60	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	44,044
61	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	14,185
62	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
63	Laurel Pointe Holdings, LLC	Forest Park, GA	5/9/2018	33,005	26,400
64	Bradford Ridge Holdings, LLC	Forest Park, GA	5/9/2018	12,500	10,000
65	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
				$1,866,627	$1,528,099
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
On June 3, 2017, SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company) (“Gulfco”) sold all of its assets to a third party, for total consideration of $10,250, including escrowed amounts. The proceeds from the sale were primarily used to repay a $6,115 third party revolving credit facility, and the remainder was used to pay other legal and administrative costs incurred by Gulfco. As no proceeds were allocated to Prospect, our debt and equity investment in Gulfco was written-off for tax purposes and we recorded a realized loss of $66,103. In June 2018, Gulfco received escrow proceeds of $2,050 related to the sale.
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
On April 17 and April 18, 2018, we sold 49.71% of the outstanding principal balance of the senior secured term loan investment in RGIS Services, LLC, for a total of $15,000 at 93.5% of par. We realized a $423 loss on the sale.

As of June 30, 2018, $3,323,420 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR floors ranging from 0.0% to 3.0%. As of June 30, 2018, $489,962 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 5.0% to 20.0%. As of June 30, 2017, $3,488,678 of our loans to portfolio companies, at fair value, bore interest at floating rates and have LIBOR floors ranging from 0.3% to 4.0%. As of June 30, 2017, $489,007 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 5.0% to 20.0%.

At June 30, 2018, five loan investments were on non-accrual status: Ark-La-Tex, Edmentum Ultimate Holdings, LLC Unsecured Junior PIK Note, Pacific World Corporation Senior Secured Term Loan B, USC, and USES. At June 30, 2017, seven loan investments were on non-accrual status: Ark-La-Tex, Edmentum Ultimate Holdings, LLC Unsecured Junior PIK Note, Nixon, Spartan, USC, USES, and Venio. Cost balances of these loans amounted to $315,733 and $286,388 as of June 30, 2018 and June 30, 2017, respectively. The fair value of these loans amounted to $143,719 and $154,417 as of June 30, 2018 and June 30, 2017, respectively. The fair values of these investments represent approximately 2.5% and 2.5% of our total assets at fair value as of June 30, 2018 and June 30, 2017, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of June 30, 2018 and June 30, 2017, we had $29,675 and $22,925, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of June 30, 2018 and June 30, 2017.
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
The following table summarizes the results of our analysis for the three tests for the years ended June 30, 2018, 2017 and 2016:

	Asset Test		Income Test		Investment Test
	Greater than 10% but Less than 20%	Greater than 20%	Greater than 10% but Less than 20%	Greater than 20%	Greater than 10% but Less than 20%	Greater than 20%
Year Ended June 30, 2018	-	NPRC	Arctic (1)	First Tower Finance NPRC	NPRC	-
Year Ended June 30, 2017	-	NPRC	USES	First Tower Finance NPRC	NPRC	-
Year Ended June 30, 2016	-	NPRC	First Tower Finance	NPRC	NPRC	-
(1) On April 6, 2018, our common equity investment in Arctic Equipment was exchanged for newly issued common shares of CP Energy as a result of a merger between the two companies.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment or the marking to fair value of an investment in any given year can be highly concentrated among several investments. After performing the income analysis for the year ended June 30, 2018, as currently promulgated by the SEC, we determined that two of our controlled investments individually generated more than 20% of our income. We do not believe that the calculation promulgated by the SEC correctly identifies significant subsidiaries but have included First Tower Finance Company LLC (“First Tower Finance”) and NPRC as significant subsidiaries. NPRC, an unconsolidated majority-owned portfolio company, was considered a significant subsidiary at the 20% level as of and during the years ended June 30, 2018, June 30, 2017 and June 30, 2016. We included the audited financial statements of NPRC, and its subsidiaries, for the year ended December 31, 2017 as Exhibit 99.1 and for the years ended December 31, 2016 and 2015 as Exhibit 99.2. First Tower Finance was considered a significant subsidiary at the 20% level for the years ended June 30, 2018 and 2017 and at the 10%-20% level for the year ended June 30, 2016; therefore, we have included the audited financial statement for the years ended December 31, 2017 and 2016 Exhibit 99.3 and audited financial statements for the year ended December 31, 2015 as Exhibit 99.4.
The following tables show summarized financial information for Arctic, which met the 10% income test for the year ended June 30, 2018:

December 31, 2017
Balance Sheet Data
Cash and cash equivalents	$1,815
Accounts receivable, net	3,991
Property, plant and equipment, net	28,438
Intangibles, including goodwill	8,041
Other assets	576
Notes payable, due to Prospect or Affiliate	3,040
Other liabilities	2,213
Total equity	(37,608)

Year Ended December 31,
2017
Summary of Operations
Total revenue	$23,155
Total expenses	26,179
Net (loss)	$(3,024)
The following tables show summarized financial information for USES, which met the 10% income test for the year ended June 30, 2017:

	December 31, 2017	December 31, 2016
Balance Sheet Data
Cash and cash equivalents	$41	$168
Accounts receivable, net	19,774	15,609
Property, plant and equipment, net	20,694	25,727
Intangibles, including goodwill	15,792	15,959
Other assets	3,053	1,700
Notes payable, due to Prospect or Affiliate	78,767	61,726
Other liabilities	14,888	6,469
Total equity	(34,301)	(9,032)

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Summary of Operations
Total revenue	$72,355	$68,287	$106,248
Total expenses	97,624	92,496	130,416
Net (loss)	$(25,269)	$(24,209)	$(24,168)
The SEC has requested comments on the proper mechanics of how the calculations related to Rules 3-09 and 4-08(g) of Regulation S-X should be completed. There is currently diversity in practice for the calculations. We expect that the SEC will clarify the calculation methods in the future.
Note 4. Revolving Credit Facility
On August 29, 2014, we renegotiated our previous credit facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility” or the “Revolving Credit Facility”). The lenders have extended commitments of $885,000 under the 2014 Facility as of June 30, 2018. The 2014 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The revolving period of the 2014 Facility extends through March 2019, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders.
The 2014 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2014 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2014 Facility. The 2014 Facility also requires the maintenance of a minimum liquidity requirement. As of June 30, 2018, we were in compliance with the applicable covenants.
Interest on borrowings under the 2014 Facility is one-month LIBOR plus 225 basis points. Additionally, the lenders charge a fee on the unused portion of the 2014 Facility equal to either 50 basis points if at least 35% of the credit facility is drawn or 100 basis points otherwise. The 2014 Facility requires us to pledge assets as collateral in order to borrow under the credit facility.
As of June 30, 2018 and June 30, 2017, we had $547,205 and $665,409, respectively, available to us for borrowing under the Revolving Credit Facility, of which $37,000 was outstanding as of June 30, 2018. We did not have any borrowings outstanding under the Revolving Credit Facility as of June 30, 2017. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $885,000. As of June 30, 2018, the investments, including cash and money market funds, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,327,583, which represents 22.8% of our total investments, including cash and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $12,405 of new fees and $3,539 were carried over for continuing participants from the previous facility, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of June 30, 2018, $2,032 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the years ended June 30, 2018, 2017 and 2016, we recorded $13,170, $12,173 and $13,213, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On April 16, 2012, we issued $130,000 aggregate principal amount of convertible notes that matured on October 15, 2017 (the “2017 Notes”). The 2017 Notes bore interest at a rate of 5.375% per year, payable semi-annually on April 15 and October 15 of each year, beginning October 15, 2012. Total proceeds from the issuance of the 2017 Notes, net of underwriting discounts and offering costs, were $126,035. On March 28, 2016, we repurchased $500 aggregate principal amount of the 2017 Notes at a price of 98.25, including commissions. The transaction resulted in our recognizing a $9 gain for the period ended March 31, 2016. On April 6, 2017, we repurchased $78,766 aggregate principal amount of the 2017 Notes at a price of 102.0, including commissions. The transaction resulted in our recognizing a $1,786 loss during the three months ended June 30, 2017. On October 15, 2017, we repaid the outstanding principal amount of $50,734 of the 2017 Notes, plus interest. No gain or loss was realized on the transaction.
On August 14, 2012, we issued $200,000 aggregate principal amount of convertible notes that matured on March 15, 2018 (the “2018 Notes”). The 2018 Notes bore interest at a rate of 5.75% per year, payable semi-annually on March 15 and September 15 of each year, beginning March 15, 2013. Total proceeds from the issuance of the 2018 Notes, net of underwriting discounts and offering costs, were $193,600. On April 6, 2017, we repurchased $114,581 aggregate principal amount of the 2018 Notes at a price of 103.5, including commissions. The transaction resulted in our recognizing a $4,700 loss during the three months ended June 30, 2017. On March 15, 2018, we repaid the outstanding principal amount of $85,419, plus interest. No gain or loss was realized on the transaction.
On December 21, 2012, we issued $200,000 aggregate principal amount of convertible notes that mature on January 15, 2019 (the “2019 Notes”), unless previously converted or repurchased in accordance with their terms. The 2019 Notes bear interest at a rate of 5.875% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2013. Total proceeds from the issuance of the 2019 Notes, net of underwriting discounts and offering costs, were $193,600. On May 30, 2018, we repurchased $98,353 aggregate principal amounts of the 2019 Notes at a price of 102.0, including commissions. The transaction resulted in our recognizing a $2,383 loss during the three months ended June 30, 2018. Following the repurchase of the 2019 Notes, the outstanding aggregate principal amount of the 2019 Notes is $101,647 as of June 30, 2018.
On April 11, 2014, we issued $400,000 aggregate principal amount of convertible notes that mature on April 15, 2020 (the “2020 Notes”), unless previously converted or repurchased in accordance with their terms. The 2020 Notes bear interest at a rate of 4.75% per year, payable semi-annually on April 15 and October 15 each year, beginning October 15, 2014. Total proceeds from the issuance of the 2020 Notes, net of underwriting discounts and offering costs, were $387,500. On January 30, 2015, we repurchased $8,000 aggregate principal amount of the 2020 Notes at a price of 93.0, including commissions. As a result of this transaction, we recorded a gain of $332, in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. As of June 30, 2018, the outstanding aggregate principal amount of the 2020 Notes is $392,000.
On April 11, 2017, we issued $225,000 aggregate principal amount of convertible notes that mature on July 15, 2022 (the “Original 2022 Notes”), unless previously converted or repurchased in accordance with their terms. The Original 2022 Notes bear interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2017. Total proceeds from the issuance of the 2022 Notes, net of underwriting discounts and offering costs, were $218,010. On May 18, 2018, we issued an additional $103,500 aggregate principal amount of convertible notes that mature on July 15, 2022 (the “Additional 2022 Notes”, and together with the Original 2022 Notes, the “2022 Notes”), unless previously converted or repurchased in accordance with their terms. The Additional 2022 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2022 Notes and bear interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2018. Total proceeds from the issuance of the Additional 2022 Notes, net of underwriting discounts and offering costs, were $100,749. Following the issuance of the Additional 2022 Notes, the outstanding aggregate principal amount of the 2022 Notes is $328,500 as of June 30, 2018.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Certain key terms related to the convertible features for the 2019 Notes, the 2020 Notes and the 2022 Notes (collectively, the “Convertible Notes”) are listed below.

	2019 Notes	2020 Notes	2022 Notes
Initial conversion rate(1)	79.7766	80.6647	100.2305
Initial conversion price	$12.54	$12.40	$9.98
Conversion rate at June 30, 2018(1)(2)	79.8360	80.6670	100.2305
Conversion price at June 30, 2018(2)(3)	$12.53	$12.40	$9.98
Last conversion price calculation date	12/21/2017	4/11/2018	4/11/2018
Dividend threshold amount (per share)(4)	$0.110025	$0.110525	$0.083330

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)	The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

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
In connection with the issuance of the Convertible Notes, we incurred $27,166 of fees which are being amortized over the terms of the notes, of which $13,074 remains to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities as of June 30, 2018.
During the years ended June 30, 2018, 2017 and 2016, we recorded $51,020, $55,217 and $68,966, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
Note 6. Public Notes
On March 15, 2013, we issued $250,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Original 2023 Notes”). The Original 2023 Notes bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2013. Total proceeds from the issuance of the Original 2023 Notes, net of underwriting discounts and offering costs, were $243,641. On June 20, 2018, we issued an additional $70,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Additional 2023 Notes”, and together with the Original 2023 Notes, the “2023 Notes”). The Additional 2023 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2023 Notes and bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the Additional 2023 Notes, net of

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

underwriting discounts, were $69,403. Following the issuance of the Additional 2023 Notes, the outstanding aggregate principal amount of our 5.875% Senior Notes due 2023 is $320,000.

On April 7, 2014, we issued $300,000 aggregate principal amount of unsecured notes that mature on July 15, 2019 (the “5.00% 2019 Notes”). Included in the issuance is $45,000 of Prospect Capital InterNotes® that were exchanged for the 5.00% 2019 Notes. The 5.00% 2019 Notes bear interest at a rate of 5.00% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2014. Total proceeds from the issuance of the 5.00% 2019 Notes, net of underwriting discounts and offering costs, were $295,998. On June 7, 2018, we commenced a tender offer to purchase for cash any and all of the $300,000 aggregate principal amount outstanding of the 5.00% 2019 Notes. On June 20, 2018, $146,464 aggregate principal amount of the 5.00% 2019 Notes, representing 48.8% of the previously outstanding 5.00% 2019 Notes, were validly tendered and accepted. The transaction resulted in our recognizing a $3,705 loss during the three months ended June 30, 2018.
On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market program with FBR Capital Markets & Co. through which we could sell, by means of at-the-market offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes. As of June 30, 2018, we issued $199,281 in aggregate principal amount of our 2024 Notes for net proceeds of $193,253 after commissions and offering costs.
On June 7, 2018, we issued $55,000 aggregate principal amount of unsecured notes that mature on June 15, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts and offering costs were $53,119.

The 2023 Notes, the 5.00% 2019 Notes, the 2024 Notes, and the 2028 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the 2023 Notes, the 5.00% 2019 Notes, the 2024 Notes, and the 2028 Notes we recorded a discount of $2,777 and debt issuance costs of $15,644, which are being amortized over the term of the notes. As of June 30, 2018, $1,664 of the original issue discount and $9,343 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the years ended June 30, 2018, 2017 and 2016, we recorded $44,269, $43,898 and $36,859, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the year ended June 30, 2018, we issued $76,297 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $75,159. These notes were issued with stated interest rates ranging from 4.00% to 5.25% with a weighted average interest rate of 4.42%. These notes will mature between July 15, 2022 and May 15, 2026. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2018.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$46,893	4.00% - 5.00%	4.24%	July 15, 2022 - June 15, 2023
7	4,684	4.75% - 5.25%	5.06%	July 15, 2024 - June 15, 2025
8	24,720	4.50% - 5.25%	4.65%	August 15, 2025 - May 15, 2026
	$76,297

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the year ended June 30, 2017, we issued $138,882 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $137,150. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2017.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$138,882	4.75% - 5.50%	5.08%	July 15, 2021 - June 15, 2022
	$138,882
During the year ended June 30, 2018, we redeemed, prior to maturity, $269,375 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.89% in order to replace shorter maturity debt with longer-term debt. During the year ended June 30, 2018, we repaid $6,899 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the year ended June 30, 2018 was $1,506. The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2018.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$228,835	4.00% – 5.50%	4.92%	July 15, 2020 - June 15, 2023
5.2	4,440	4.63%	4.63%	August 15, 2020 - September 15, 2020
5.3	2,636	4.63%	4.63%	September 15, 2020
5.5	86,097	4.25% – 4.75%	4.61%	May 15, 2020 - November 15, 2020
6	2,182	4.88%	4.88%	April 15, 2021 - May 15, 2021
6.5	38,832	5.10% – 5.25%	5.23%	December 15, 2021 - May 15, 2022
7	147,349	4.00% – 5.75%	5.05%	January 15, 2020 - June 15, 2025
7.5	1,996	5.75%	5.75%	February 15, 2021
8	24,720	4.50% – 5.25%	4.65%	August 15, 2025 - May 15, 2026
10	37,424	5.34% – 7.00%	6.19%	March 15, 2022 - December 15, 2025
12	2,978	6.00%	6.00%	November 15, 2025 - December 15, 2025
15	17,163	5.25% – 6.00%	5.35%	May 15, 2028 - November 15, 2028
18	20,677	4.13% – 6.25%	5.55%	December 15, 2030 - August 15, 2031
20	4,120	5.75% – 6.00%	5.89%	November 15, 2032 - October 15, 2033
25	33,139	6.25% – 6.50%	6.39%	August 15, 2038 - May 15, 2039
30	108,336	5.50% – 6.75%	6.24%	November 15, 2042 - October 15, 2043
	$760,924

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the year ended June 30, 2017, we redeemed $49,947 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.87% in order to replace debt with shorter maturity dates. During the year ended June 30, 2017, we repaid $8,880 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. The net gain on the extinguishment of Prospect Capital InterNotes® in the year ended June 30, 2017 was $525. The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2017.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
4	$39,038	3.75% - 4.00%	3.92%	November 15, 2017 - May 15, 2018
5	354,805	4.25% - 5.50%	5.00%	July 15, 2018 - June 15, 2022
5.2	4,440	4.63%	4.63%	August 15, 2020 - September 15, 2020
5.3	2,686	4.63%	4.63%	September 15, 2020
5.4	5,000	4.75%	4.75%	August 15, 2019
5.5	109,068	4.25% - 5.00%	4.67%	February 15, 2019 - November 15, 2020
6	2,182	4.88%	4.88%	April 15, 2021 - May 15, 2021
6.5	40,702	5.10% - 5.50%	5.24%	February 15, 2020 - May 15, 2022
7	191,356	4.00% - 6.55%	5.38%	June 15, 2019 - December 15, 2022
7.5	1,996	5.75%	5.75%	February 15, 2021
10	37,509	4.27% - 7.00%	6.20%	March 15, 2022 - December 15, 2025
12	2,978	6.00%	6.00%	November 15, 2025 - December 15, 2025
15	17,245	5.25% - 6.00%	5.36%	May 15, 2028 - November 15, 2028
18	21,532	4.13% - 6.25%	5.47%	December 15, 2030 - August 15, 2031
20	4,248	5.63% - 6.00%	5.84%	November 15, 2032 - October 15, 2033
25	34,218	6.25% - 6.50%	6.39%	August 15, 2038 - May 15, 2039
30	111,491	5.50% - 6.75%	6.22%	November 15, 2042 - October 15, 2043
	$980,494
In connection with the issuance of Prospect Capital InterNotes®, we incurred $24,465 of fees which are being amortized over the term of the notes, of which $11,998 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of June 30, 2018.
During the years ended June 30, 2018, 2017 and 2016, we recorded $46,580, $53,560 and $48,681, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 8. Fair Value and Maturity of Debt Outstanding
The following table shows our outstanding debt as of June 30, 2018.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility(2)	$37,000	$2,032	$37,000	(3)	$37,000		1ML+2.25%	(6)

2019 Notes	101,647	339	101,308		103,562	(4)	6.51%	(7)
2020 Notes	392,000	4,270	387,730		392,529	(4)	5.38%	(7)
2022 Notes	328,500	8,465	320,035		320,084	(4)	5.69%	(7)
Convertible Notes	822,147		809,073		816,175

5.00% 2019 Notes	153,536	456	153,080		155,483	(4)	5.29%	(7)
2023 Notes	320,000	4,120	315,880		328,909	(4)	6.09%	(7)
2024 Notes	199,281	4,559	194,722		202,151	(4)	6.74%	(7)
2028 Notes	55,000	1,872	53,128		55,220	(4)	6.72%	(7)
Public Notes	727,817		716,810		741,763

Prospect Capital InterNotes®	760,924	11,998	748,926		779,400	(5)	5.76%	(8)
Total	$2,347,888		$2,311,809		$2,374,338

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of June 30, 2018.

(2)	The maximum draw amount of the Revolving Credit facility as of June 30, 2018 is $885,000.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Note 2 for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread based on observable market inputs.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

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

(2)	The maximum draw amount of the Revolving Credit facility as of June 30, 2017 is $885,000.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Note 2 for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread based on observable market inputs.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

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

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2018.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$37,000	$—	$37,000	$—	$—
Convertible Notes	822,147	101,647	392,000	328,500	—
Public Notes	727,817	—	153,536	320,000	254,281
Prospect Capital InterNotes®	760,924	—	276,484	246,525	237,915
Total Contractual Obligations	$2,347,888	$101,647	$859,020	$895,025	$492,196

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
We did not repurchase any shares of our common stock under the Repurchase Program for the years ended June 30, 2018 and June 30, 2017.

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
As of June 30, 2018, the approximate dollar value of shares that may yet be purchased under the plan is $65,860.
Excluding dividend reinvestments, during the years ended June 30, 2018, June 30, 2017, and June 30, 2016, we did not issue any shares of our common stock.
Our shareholders’ equity accounts as of June 30, 2018, June 30, 2017 and June 30, 2016 reflect cumulative shares issued, net of shares repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 31, 2016, we filed a registration statement on Form N-2 (File No. 333-213391) with the SEC. We subsequently filed a Pre-Effective Amendment No. 2 thereto on November 1, 2016, which the SEC declared effective on November 3, 2016. On October 26, 2017, we filed Post-Effective Amendment No. 50 to the registration statement, which the SEC declared effective on October 30, 2017. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $5,000,000 in securities, consisting of common stock, preferred stock, debt securities, subscription rights to purchase our securities, warrants representing rights to purchase our securities or separately tradeable units combining two or more of our securities. As of June 30, 2018, we have the ability to issue up to $4,386,415 of additional debt and equity securities under the registration statement.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the years ended June 30, 2018 and June 30, 2017, we distributed approximately $277,224 and $358,987, respectively, to our stockholders. The following table summarizes our distributions declared and payable for the years ended June 30, 2017 and June 30, 2018.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/9/2016	7/29/2016	8/18/2016	$0.083330	$29,783
5/9/2016	8/31/2016	9/22/2016	0.083330	29,809
8/25/2016	9/30/2016	10/20/2016	0.083330	29,837
8/25/2016	10/31/2016	11/17/2016	0.083330	29,863
11/8/2016	11/30/2016	12/22/2016	0.083330	29,890
11/8/2016	12/30/2016	1/19/2017	0.083330	29,915
11/8/2016	1/31/2017	2/16/2017	0.083330	29,940
2/7/2017	2/28/2017	3/23/2017	0.083330	29,963
2/7/2017	3/31/2017	4/20/2017	0.083330	29,989
2/7/2017	4/28/2017	5/18/2017	0.083330	29,994
5/9/2017	5/31/2017	6/22/2017	0.083330	29,999
5/9/2017	6/30/2017	7/20/2017	0.083330	30,005
Total declared and payable for the year ended June 30, 2017				$358,987

5/9/2017	7/31/2017	8/24/2017	$0.083330	$30,011
5/9/2017	8/31/2017	9/21/2017	0.083330	30,017
8/28/2017	9/29/2017	10/19/2017	0.060000	21,619
8/28/2017	10/31/2017	11/22/2017	0.060000	21,623
11/8/2017	11/30/2017	12/21/2017	0.060000	21,630
11/8/2017	12/29/2017	1/18/2018	0.060000	21,659
11/8/2017	1/31/2018	2/15/2018	0.060000	21,691
2/7/2018	2/28/2018	3/22/2018	0.060000	21,724
2/7/2018	3/30/2018	4/19/2018	0.060000	21,759
2/7/2018	4/30/2018	5/24/2018	0.060000	21,797
5/9/2018	5/31/2018	6/21/2018	0.060000	21,829
5/9/2018	6/29/2018	7/19/2018	0.060000	21,865
Total declared and payable for the year ended June 30, 2018				$277,224
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during years ended June 30, 2018 and June 30, 2017. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to June 30, 2018:

•	$0.06 per share for July 2018 to holders of record on July 31, 2018 with a payment date of August 23, 2018.

•	$0.06 per share for August 2018 to holders of record on August 31, 2018 with a payment date of September 20, 2018.
During the years ended June 30, 2018 and June 30, 2017, we issued 4,333,005 and 2,969,702 shares of our common stock, respectively, in connection with the dividend reinvestment plan.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the year ended June 30, 2018, Prospect officers purchased 12,241,104 shares of our stock, or 3.36% of total outstanding shares as of June 30, 2018, both through the open market transactions and shares issued in connection with our dividend reinvestment plan.
As of June 30, 2018, we have reserved 39,736,566 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5).
Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the years ended June 30, 2018, 2017 and 2016.

	Year Ended June 30,
	2018	2017	2016
Structuring and amendment fees (refer to Note 3)	$29,658	$20,419	$26,207
Royalty and Net Revenue interests	7,652	5,547	6,853
Administrative agent fees	477	684	794
Total Other Income	$37,787	$26,650	$33,854
Note 11. Net Increase in Net Assets per Share
The following information sets forth the computation of net increase in net assets resulting from operations per share during the years ended June 30, 2018, 2017, and 2016.

	Year Ended June 30,
	2018	2017	2016
Net increase in net assets resulting from operations	$299,863	$252,906	$103,362
Weighted average common shares outstanding	361,456,075	358,841,714	356,134,297
Net increase in net assets resulting from operations per share	$0.83	$0.70	$0.29
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
We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. shareholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. For the 2018 calendar year, 48.33% of our distributions as of June 30, 2018 qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non U.S. shareholders.

For the tax year ending August 31, 2018, the tax character of dividends paid to shareholders through June 30, 2018 is expected to be ordinary income. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending August 31, 2018.

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

	Tax Year Ended August 31,
	2017	2016	2015
Net increase in net assets resulting from operations	$254,904	$262,831	$360,572
Net realized loss on investments	100,765	22,666	164,230
Net unrealized (gains) losses on investments	(61,939)	73,181	(157,745)
Other temporary book-to-tax differences	(32,117)	(56,036)	98,289
Permanent differences	(772)	2,489	2,436
Taxable income before deductions for distributions	$260,841	$305,131	$467,782
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
As of June 30, 2018, the cost basis of investments for tax purposes was $5,871,043 resulting in estimated gross unrealized gains and losses of $476,197 and $619,961, respectively. As of June 30, 2017, the cost basis of investments for tax purposes was $5,999,218 resulting in estimated gross unrealized gains and losses of $337,903 and $498,816, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of June 30, 2018 and June 30, 2017 was calculated based on the book cost of investments as of June 30, 2018 and June 30, 2017, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2017 and 2016, respectively.
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal excise taxes, among other items. During the tax year ended August 31, 2017, we increased overdistributed net investment income by $772 and increased capital in excess of par value by $772. During the tax year ended August 31, 2016, we decreased overdistributed net investment income by $2,489, increased accumulated net realized loss on investments by $1,296 and decreased capital in excess of par value by 1,193. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended August 31, 2017 is being recorded in the fiscal year ended June 30, 2018 and the reclassifications for the taxable year ended August 31, 2016 were recorded in the fiscal year ended June 30, 2017.
Note 13. Related Party Agreements and Transactions
Investment Advisory Agreement
We have entered into an investment advisory and management agreement with the Investment Adviser (the “Investment Advisory Agreement”) under which the Investment Adviser, subject to the overall supervision of our Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, us. Under the terms of the Investment Advisory Agreement, the Investment Adviser: (i) determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes, (ii) identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies), and (iii) closes and monitors investments we make.
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
The total gross base management fee incurred to the favor of the Investment Adviser was $118,768, $124,077 and $128,416 during the years ended June 30, 2018, 2017, and 2016, respectively.
The Investment Adviser has entered into a servicing agreement with certain institutions that purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. During the years ended June 30, 2018, 2017 and 2016, we received payments of $722, $1,203 and $1,893, respectively, from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments, which reduced the base management fees to $118,046, $122,874 and $126,523 for the years ended June 30, 2018, 2017, and 2016, respectively.
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
The total income incentive fee incurred was $71,713, $76,520 and $92,782 during the years ended June 30, 2018, 2017 and 2016, respectively. No capital gains incentive fee was incurred during the years ended June 30, 2018, 2017 and 2016.
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
The allocation of gross overhead expense from Prospect Administration was $20,715, $22,882 and $20,313 for the years ended June 30, 2018, 2017 and 2016, respectively. Prospect Administration received estimated payments of $10,684, $8,760 and $7,445 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the years ended June 30, 2018, 2017 and 2016, respectively. Estimated payments received by Prospect Administration during the year ended June 30, 2018 additionally included $2,631 received from our insurance carrier. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. During the year ended June 30, 2017, other operating expenses in the amount of $876 incurred by us, which were attributable to CCPI Inc. (“CCPI”), have been reimbursed by CCPI and are reflected as an offset to our overhead allocation. No such reimbursements or expenses occurred during the years ended June 30, 2018 or June 30, 2016. During the year ended June 30,2016, we renegotiated the managerial assistance agreement with First Tower LLC (“First Tower”) and reversed $1,200 of previously accrued managerial assistance at First Tower Delaware, $600 of which was expensed during the three months

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

ended June 30, 2015, as the fee was paid by First Tower, which decreased our overhead expense. During the year ended June 30, 2016, we also incurred $379 of overhead expense related to our consolidated entity SB Forging. Net overhead during the years ended June 30, 2018, 2017 and 2016 totaled $10,031, $13,246 and $12,647, respectively.
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
During the years ended June 30, 2018, 2017 and 2016, we received payments of $6,343, $6,923 and $6,102, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the year ended June 30, 2016, we reversed $1,200 of managerial assistance expense related to our consolidated entity First Tower Delaware which was included within allocation from Prospect Administration on our Consolidated Statement of Operations for the year ended June 30, 2016. The $1,200 was subsequently paid to Prospect Administration by First Tower LLC, the operating company. See Note 14 for further discussion.
Co-Investments
On February 10, 2014, we received an exemptive order from the SEC (the “Order”) that gave us the ability to negotiate terms other than price and quantity of co-investment transactions with other funds managed by the Investment Adviser or certain affiliates, including Priority Income Fund, Inc. and Pathway Capital Opportunity Fund, Inc. (f/k/a Pathway Energy Infrastructure Fund, Inc.), subject to the conditions included therein. Under the terms of the relief permitting us to co-invest with other funds managed by our Investment Adviser or its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. In certain situations where co-investment with one or more funds managed by the Investment Adviser or its affiliates is not covered by the Order, such as when there is an opportunity to invest in different securities of the same issuer, the personnel of the Investment Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. Moreover, except in certain circumstances, when relying on the Order, we will be unable to invest in any issuer in which one or more funds managed by the Investment Adviser or its affiliates has previously invested.
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the years ended June 30, 2018, 2017 and 2016, we recognized expenses that were reimbursed for valuation services of $207, $117 and $113, respectively. Conversely, Priority Income Fund, Inc. and Pathway Capital Opportunity Fund, Inc. reimburse us for software fees, expenses which were initially incurred by Prospect. As of June 30, 2018 and June 30, 2017, we accrued a receivable from Priority

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Income Fund, Inc. and Pathway Capital Opportunity Fund, Inc. for software fees of $88 and $14, respectively, that will be reimbursed to us. No such payable was recorded as of June 30, 2016.

As of June 30, 2018, we had co-investments with Priority Income Fund, Inc. in the following CLO funds: Apidos CLO XXII, Barings CLO Ltd. 2018-III (f/k/a Babson CLO Ltd. 2014-III), Carlyle Global Market Strategies CLO 2016-3, Ltd., Cent CLO 21 Limited, CIFC Funding 2014-IV Investor, Ltd., CIFC Funding 2016-I, Ltd., Galaxy XXVIII CLO, Ltd. (f/k/a Galaxy XVII CLO, Ltd.), Halcyon Loan Advisors Funding 2014-2 Ltd., Halcyon Loan Advisors Funding 2015-3 Ltd., HarbourView CLO VII-R, Ltd. (f/k/a HarbourView CLO VII, Ltd.), Jefferson Mill CLO Ltd., Mountain View CLO IX Ltd., Octagon Investment Partners 18-R Ltd. ( f/k/a Octagon Investment Partners XVIII, Ltd.), Symphony CLO XIV Ltd., Voya IM CLO 2014-1 Ltd., Voya CLO 2016-3, Ltd., Voya CLO 2017-3, Ltd. and Romark WM-R Ltd. (f/k/a Washington Mill CLO Ltd); however HarbourView CLO VII-R, Ltd. and Octagon Investment Partners 18-R Ltd. are not considered co-investments pursuant to the Order as they were purchased on the secondary market.
As of June 30, 2018, we had a co-investment with Pathway Capital Opportunity Fund, Inc. in Carlyle Global Market Strategies CLO 2014-4-R, Ltd. (f/k/a Carlyle Global Market Strategies CLO 2014-4, Ltd.); however, this investment is not considered a co-investment pursuant to the Order as it was purchased on the secondary market.

Note 14. Transactions with Controlled Companies
The descriptions below detail the transactions which we have entered into with each of our controlled companies. Certain of the controlled entities discussed below were consolidated effective July 1, 2014 (see Note 1). As such, transactions with these Consolidated Holding Companies are presented on a consolidated basis.
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

Arctic Energy Services, LLC
Prospect owned 100% of the equity of Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”), a Consolidated Holding Company. Arctic Equipment owns 70% of the equity of Arctic Energy Services, LLC (“Arctic Energy”), with Ailport Holdings, LLC (“Ailport”) (100% owned and controlled by Arctic Energy management) owning the remaining 30% of the equity of Arctic Energy. Arctic Energy provides oilfield service personnel, well testing flowback equipment, frac support systems and other services to exploration and development companies in the Rocky Mountains. As of June 30, 2017, we reported Arctic Energy as a separate controlled company. On April 6, 2018, Arctic Equipment merged with CP Energy and our equity interest was exchanged for newly issued common shares of CP Energy. Refer to discussion on CP Energy ownership below.

The following interest payments were accrued and paid from Arctic Energy to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2016	$1,123
Year Ended June 30, 2017	—
Year Ended June 30, 2018	—

The following managerial assistance payments were paid from Arctic Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2016	$50
Year Ended June 30, 2017	—
Year Ended June 30, 2018	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following managerial assistance recognized had not yet been paid by Arctic Energy to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2017	$150
June 30, 2018	225
CCPI Inc.
Prospect owns 100% of the equity of CCPI Holdings Inc. (“CCPI Holdings”), a Consolidated Holding Company. CCPI Holdings owns 94.59% of the equity of CCPI Inc. (“CCPI”), with CCPI management owning the remaining 5.41% of the equity. CCPI owns 100% of each of CCPI Europe Ltd. and MEFEC B.V., and 45% of Gulf Temperature Sensors W.L.L.
During the three months ended June 30, 2017, Prospect recognized $153 in other income related to amendment fee income.
On August 1, 2017, we entered into a participation agreement with CCPI management, and sold $144 of Prospect’s investment in the Term Loan B debt.
The following amounts were paid from CCPI to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2016	$4,450
Year Ended June 30, 2017	450
Year Ended June 30, 2018	338
The following cash distributions were declared and paid from CCPI to Prospect and recognized as a return of capital by Prospect:

Year Ended June 30, 2016	$1,918
Year Ended June 30, 2017	—
Year Ended June 30, 2018	—
During the year ended June 30, 2017, Prospect reclassified $123 of return of capital received from CCPI in prior periods as dividend income.

The following dividends were declared and paid from CCPI to Prospect and recognized as dividend income by Prospect:

Year Ended June 30, 2016	$3,196
Year Ended June 30, 2017	123
Year Ended June 30, 2018	—
All dividends were paid from earnings and profits of CCPI.
The following interest payments were accrued and paid from CCPI to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2016	$3,123
Year Ended June 30, 2017	2,992
Year Ended June 30, 2018	3,704

Included above, the following payment-in-kind interest from CCPI was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2016	$475
Year Ended June 30, 2017	—
Year Ended June 30, 2018	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following interest income recognized had not yet been paid by CCPI to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$—
June 30, 2018	306
The following managerial assistance payments were paid from CCPI to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2016	$240
Year Ended June 30, 2017	240
Year Ended June 30, 2018	180
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$60
June 30, 2018	—
The following managerial assistance recognized had not yet been paid by CCPI to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2017	$—
June 30, 2018	60

The following payments were paid from CCPI to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to CCPI (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2016	$96
Year Ended June 30, 2017	—
Year Ended June 30, 2018	45
The following amounts were due from CCPI to Prospect for reimbursement of expenses paid by Prospect on behalf of CCPI and were included by Prospect within other receivables:

June 30, 2017	$1
June 30, 2018	7
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings of Delaware LLC (“CP Holdings”), a Consolidated Holding Company. CP Holdings owns 99.8%% of the equity of CP Energy, and the remaining equity is owned by CP Energy management. CP Energy owns directly or indirectly 100% of each of CP Well; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries.

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

On April 6, 2018, our common equity investment cost in the amount of $60,876 at the date of the merger in Arctic Equipment was exchanged for newly issued common shares of CP Energy. As a result of this merger between these controlled portfolio

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

companies, our equity ownership percentage in CP Energy increased to 99.8%. There were no realized gain or loss recognized by us since this was a merger amongst two portfolio companies under our control.

The following interest payments were accrued and paid from CP Well to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2016	$(390)
Year Ended June 30, 2017	—
Year Ended June 30, 2018	3,394
Included above, the following payment-in-kind interest from CP Well was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2016	$(2,819)
Year Ended June 30, 2017	—
Year Ended June 30, 2018	—
The following managerial assistance payments were paid from CP Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2016	$300
Year Ended June 30, 2017	300
Year Ended June 30, 2018	425
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$75
June 30, 2018	150
The following payments were paid from CP Energy to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to CP Energy (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2016	$—
Year Ended June 30, 2017	15
Year Ended June 30, 2018	—
The following amounts were due from CP Energy to Prospect for reimbursement of expenses paid by Prospect on behalf of CP Energy and were included by Prospect within other receivables:

June 30, 2017	$—
June 30, 2018	55
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
During the year ended June 30, 2018 and June 30, 2017, the following amounts of the aforementioned original issue discount of of $7,521 accreted during the respective period, and included in interest income.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Year Ended June 30, 2017	$923
Year Ended June 30, 2018	2,240
The following amounts were paid from Credit Central to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2016	$323
Year Ended June 30, 2017	403
Year Ended June 30, 2018	—
The following interest payments were accrued and paid from Credit Central to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2016	$7,398
Year Ended June 30, 2017	9,950
Year Ended June 30, 2018	10,515
Included above, the following payment-in-kind interest from Credit Central was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2016	$921
Year Ended June 30, 2017	2,804
Year Ended June 30, 2018	—
The following interest income recognized had not yet been paid by Credit Central to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$29
June 30, 2018	—
The following net revenue interest payments were paid from Credit Central to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2016	$2,067
Year Ended June 30, 2017	—
Year Ended June 30, 2018	903
The following managerial assistance payments were paid from Credit Central to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2016	$700
Year Ended June 30, 2017	700
Year Ended June 30, 2018	148
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$175
June 30, 2018	175
The following amounts were due from Credit Central from Prospect for reimbursement of expenses paid by Credit Central on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2017	$—
June 30, 2018	33

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

The following dividends were declared and paid from Echelon to Prospect and recognized as dividend income by Prospect:

Year Ended June 30, 2016	$7,250
Year Ended June 30, 2017	200
Year Ended June 30, 2018	—
All dividends were paid from earnings and profits of Echelon.
The following interest payments were accrued and paid from Echelon to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2016	$5,700
Year Ended June 30, 2017	5,734
Year Ended June 30, 2018	6,360
The following interest income recognized had not yet been paid by Echelon to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$2,631
June 30, 2018	2,631
The following managerial assistance payments were paid from Echelon to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2016	$250
Year Ended June 30, 2017	250
Year Ended June 30, 2018	188
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$63
June 30, 2018	—
The following managerial assistance recognized had not yet been paid by Echelon to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2017	$—
June 30, 2018	63

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

Year Ended June 30, 2016	$120
Year Ended June 30, 2017	217
Year Ended June 30, 2018	—
The following amounts were due from Echelon to Prospect for reimbursement of expenses paid by Prospect on behalf of Echelon and were included by Prospect within other receivables:

June 30, 2017	$0
June 30, 2018	18

Edmentum Ultimate Holdings, LLC
As of June 30, 2017, Prospect held a 37.1% membership interest in Edmentum Ultimate Holdings, LLC (“Edmentum Holdings”). Edmentum Holdings owns 100% of the equity of Edmentum, Inc. (“Edmentum”). On February 23, 2018, certain participating members of Edmentum Holdings increased their revolving credit commitment and extended additional credit to Edmentum, Inc. in exchange for additional common units of Edmentum Holdings. As a result, Prospect's equity ownership was diluted to 11.51% and the investment was transferred from a controlled to an affiliate investment classification as of March 31, 2018. Edmentum is the largest all subscription based, software as a service provider of online curriculum and assessments to the U.S. education market. Edmentum provides high-value, comprehensive online solutions that support educators to successfully transition learners from one stage to the next.
During the year ended June 30, 2017, Prospect funded an additional $7,835 in the second lien revolving credit facility.
During the year ended June 30, 2018, Prospect funded an additional $7,834 in the second lien revolving credit facility.
The following amounts were paid from Edmentum to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2016	$4,896
Year Ended June 30, 2017	6,424
Year Ended June 30, 2018	7,834
The following interest payments were accrued and paid from Edmentum to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2016	$3,650
Year Ended June 30, 2017	1,726
Year Ended June 30, 2018	920
Included above, the following payment-in-kind interest from Edmentum was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2016	$2,934
Year Ended June 30, 2017	2,057
Year Ended June 30, 2018	614
The following interest income recognized had not yet been paid by Edmentum to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$167
June 30, 2018	274

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
The following amounts were paid from First Tower to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2016	$679
Year Ended June 30, 2017	2,220
Year Ended June 30, 2018	6,735
The following interest payments were accrued and paid from First Tower to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2016	$56,698
Year Ended June 30, 2017	51,116
Year Ended June 30, 2018	47,422
Included above, the following payment-in-kind interest from First Tower was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2016	$861
Year Ended June 30, 2017	7,572
Year Ended June 30, 2018	1,767
The following interest income recognized had not yet been paid by First Tower to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$123
June 30, 2018	4,703

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

Year Ended June 30, 2016	$(600)
Year Ended June 30, 2017	—
Year Ended June 30, 2018	—
The following managerial assistance payments were paid from First Tower to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2016	$1,200
Year Ended June 30, 2017	1,800
Year Ended June 30, 2018	1,200
The following managerial assistance payments received by Prospect have not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$600
June 30, 2018	—
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

June 30, 2017	$1
June 30, 2018	26
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
During the year ended June 30, 2018, Prospect purchased an additional $982 in membership interests in Freedom Marine to support its ongoing operations and liquidity needs.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following interest payments were accrued and paid from Vessel to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2016	$159
Year Ended June 30, 2017	—
Year Ended June 30, 2018	—
The following interest payments were accrued and paid from Vessel II to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2016	$427
Year Ended June 30, 2017	—
Year Ended June 30, 2018	—
The following interest payments were accrued and paid from Vessel III to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2016	$526
Year Ended June 30, 2017	—
Year Ended June 30, 2018	—
The following managerial assistance payments were paid from Freedom Marine to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2016	$75
Year Ended June 30, 2017	—
Year Ended June 30, 2018	—
The following managerial assistance recognized had not yet been paid by Freedom Marine to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2017	$525
June 30, 2018	825
The following payments were paid from Freedom Marine to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Freedom Marine (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2016	$65
Year Ended June 30, 2017	—
Year Ended June 30, 2018	—
InterDent, Inc.
Following our assumption of assuming control, Prospect exercised its rights and remedies under its loan documents to exercise the shareholder voting rights in respect of the stock of InterDent, Inc. (“InterDent”) and to appoint a new Board of Directors of InterDent, all the members of which are our Investment Adviser’s professionals. As a result, as of June 30, 2018, Prospect’s investment in InterDent is classified as a control investment.
The following interest payments were accrued and paid from InderDent to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2018	$4,775
Included in the above, are the following payment-in-kind interest from InterDent, which was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2018	$582

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following interest income recognized had not yet been paid by InterDent to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$—
June 30, 2018	127
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
During the three months ended December 31, 2016, Prospect formed a separate legal entity, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 96.88% of the equity, and MITY-Lite management owns the remaining portion.  MITY FSC does not have material operations.  This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distribute it to its shareholders based on pro-rata ownership.  During the years ended June 30, 2018 and June 30, 2017, we received $1,093 and $886, respectively, of such commission, which we recognized as other income.
On January 17, 2017, Prospect invested an additional $8,000 of Senior Secured Note A and $8,000 of Senior Secured Term Loan B debt investments in MITY to fund an acquisition. Prospect recognized structuring fee income of $480 from this additional investment.
The following dividends were declared and paid from MITY to Prospect and recognized by Prospect as divided income:

Year Ended June 30, 2016	$711
Year Ended June 30, 2017	468
Year Ended June 30, 2018	—
All dividends were paid from earnings and profits of MITY.
The following interest payments were accrued and paid from MITY to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2016	$5,196
Year Ended June 30, 2017	6,284
Year Ended June 30, 2018	7,618
Included above, the following payment-in-kind interest from MITY was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2016	$139
Year Ended June 30, 2017	—
Year Ended June 30, 2018	—
The following interest income recognized had not yet been paid by MITY to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$21
June 30, 2018	—
The following interest payments were accrued and paid from Broda Canada to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2016	$566
Year Ended June 30, 2017	564
Year Ended June 30, 2018	588

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following interest income recognized had not yet been paid by Broda Canada to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$46
June 30, 2018	—
During the nine months ended March 31, 2017, there was a favorable fluctuation in the foreign currency exchange rate and Prospect recognized $12 of realized gain related to its investment in Broda Canada. During the year ended June 30, 2018, there was a favorable fluctuation in the foreign currency exchange rate and Prospect recognized $13 of realized gain related to its investment in Broda Canada.

The following managerial assistance payments were paid from MITY to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2016	$300
Year Ended June 30, 2017	300
Year Ended June 30, 2018	300
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$75
June 30, 2018	75
The following payments were paid from MITY to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to MITY (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2016	$60
Year Ended June 30, 2017	224
Year Ended June 30, 2018	—

The following amounts were due from MITY to Prospect for reimbursement of expenses paid by Prospect on behalf of First Tower and were included by Prospect within other receivables:

June 30, 2017	$—
June 30, 2018	51
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
NPRC was formed to hold for investment, operate, finance, lease, manage, and sell a portfolio of real estate assets and engage in any and all other activities as may be necessary, incidental or convenient to carry out the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, multi-family, self-storage, and student housing properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity (the “JV”). Additionally, through its wholly-owned subsidiaries, NPRC invests in online consumer loans.

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
On October 10, 2017, Prospect purchased additional common equity of NPRC though NPH for $4,094. NPRC utilized $4,091 of the proceeds as a capital contribution in multiple JV entities that own ten multi-family properties and to pay $3 for legal services provided by attorneys at Prospect Administration. The minority interest holder also contributed $87 of additional capital in the JV entities. The proceeds were utilized by he JV entities to fun $4,178 of capital expenditures.
On October 31, 2017, Prospect purchased additional common equity of NPRC though NPH for $27,004. The proceeds were utilized by NPRC to purchase a 92.5% ownership interest in Baymeadows Holdings LLC for $26,974 and to pay $30 for tax and legal services provided by professionals at Prospect Administration. The minority interest holder purchased ownership interest in the JV for $2,187. The JV utilized the total proceeds, which included debt financing of $88,800, to acquire $111,000 of multi-family real estate assets. The remaining proceeds were used by the JV to pay $539 of structuring fees to Prospect (which was recognized by Prospect as structuring fee income), $802 of third party expenses, $546 of pre-funded capital expenditures, $3,016 of prepaid assets, and $2,058 was retained by the JV as working capital.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

On November 17, 2017, Prospect purchased additional common equity of NPRC through NPH for $1,019. NPRC utilized $1,018 of the proceeds as a capital contribution in multiple JV entities that own seven multi-family properties and to pay $1 for legal services provided by attorneys at Prospect Administration. The minority interest holder also contributed $82 of additional capital in the JV entities The proceeds were used by the JV entities to fund $1,100 of capital expenditures.
On December 29, 2017, Prospect purchased additional company equity of NPRC through NPH for $10,000. NPRC utilized $200 of proceeds provided to pay a structuring fee to Prospect (which was recognized by Prospect as structuring fee income). On January 10, 2018, NPRC utilized $9,790 of proceeds provided by Prospect on December 29, 2017 to purchase a 92.5% interest in Steeplechase Holdings LLC. The remaining $10 was retained as working capital by NPRC. The minority interest holder purchased ownership interest in the JV for $794. The JV utilized the total proceeds, which included debt financing of $36,668, to acquire $44,500 of multi-family real estate assets. The remaining proceeds were used by the JV to pay $196 of structuring fees to NPRC, $986 of third party expenses, $370 of pre-funded capital expenditures, $911 of prepaid assets, and $289 was retained by the JV as working capital.
On January 26, 2018, Prospect purchased additional common equity of NPRC through NPH for $1,586. NPRC utilized the proceeds to purchase additional ownership interest in a JV that owns eight student housing properties for $1,585 and to pay $1 for legal services provided by attorneys at Prospect Administration. The proceeds were utilized by the JV entity o fund $1,585 of capital expenditures.
On March 1, 2018, Prospect exchanged $47,000 of ACLL Senior Secured Term Loan C for $47,000 of NPRC Senior Secured Term Loan E.
On March 19, 2018, Prospect exchanged $50,000 of ACLL Senior Secured Term Loan C for $50,000 of NPRC Senior Secured Term Loan E.
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
On March 30, 2018, Prospect purchased additional common equity of NPRC through NPH for $7,997. NPRC utilized $797 of the proceeds to fund the lender rate-lock deposit and initial deposits required under the purchase and sale agreement of a JV real estate transaction. NPRC utilized $200 of proceeds provided to pay a structuring fee to Prospect (which was recognized by Prospect as structuring fee income). On May 9, 2018, NPRC utilized the remaining $7,000 of proceeds and $159 of working capital to purchase a 61.4% interest in Forest Park Holdings, LLC. The minority interest holder purchased ownership interest in the JV for $5,000. The JV utilized the total proceeds, which included debt financing of $36,400, to acquire $45,505 of multi-family real estate assets. The remaining proceeds were used by the JV to pay $192 of structuring fees to NPRC, $1,184 of third party expenses, $1,168 of pre-funded capital expenditures, $1,011 of prepaid assets, and $296 was retained by the JV as working capital.
On March 30, 2018 Prospect contributed $48,832 to NPRC as an increase to the NPRC Senior Secured Term Loan E. On the same day, NPRC distributed $48,832 as a return of capital to Prospect.
On April 13, 2018, Prospect purchased additional common equity of NPRC through NPH for $8,256. NPRC utilized $8,255 of the proceeds as a capital contribution in a JV entity that own eight multi-family properties and $1 was retained by NPRC as working capital. The proceeds were utilized by the JV entities to fund $8,255 of capital expenditures.
On May 11, 2018, Prospect purchased additional common equity of NPRC through NPH for $3,343. NPRC utilized $3,342 of the proceeds as a capital contribution in multiple JV entities that own eight multi-family properties and $1 was retained by NPRC as working capital. The minority interest holder also contributed $270 of additional capital in the JV entities. The proceeds were utilized by the JV entities to fund $3,612 of capital expenditures.
On May 25, 2018, Prospect purchased additional common equity of NPRC through NPH for $24,507. NPRC utilized $490 of proceeds provided to pay a structuring fee to Prospect (which was recognized by Prospect as structuring fee income). On June 1, 2018, NPRC utilized $23,271 of proceeds provided by Prospect on May 25, 2018 to purchase a 92.5% interest in Olentangy Commons Holdings, LLC. The remaining $746 was retained as working capital by NPRC. The minority interest holder purchased ownership interest in the JV for $1,887. The JV utilized the total proceeds, which included debt financing of $92,876, to acquire

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

$113,000 of multi-family real estate assets. The remaining proceeds were used by the JV to pay $465 of structuring fees to NPRC, $861 of third party expenses, $1,706 of pre-funded capital expenditures, $798 of prepaid assets, and $1,204 was retained by the JV as working capital.
On June 14, 2018, Prospect purchased additional common equity of NPRC through NPH for $3,192. NPRC utilized $3,190 of the proceeds as a capital contribution in multiple JV entities that own three multi-family properties and $2 was retained by NPRC as working capital. The proceeds were utilized by the JV entities to fund $3,190 of capital expenditures.
On June 29, 2018, Prospect purchased additional common equity of NPRC through NPH for $10,780. NPRC utilized $1,471 of the proceeds to fund the lender rate-lock deposit and initial deposits required under the purchase and sale agreement of a JV real estate transaction. NPRC utilized $216 of proceeds provided to pay a structuring fee to Prospect (which was recognized by Prospect as structuring fee income). The remaining $9,093 of proceeds were retained by NPRC to acquire a controlling interest in the JV real estate transaction.
During the year ended June 30, 2018, we provided $21,858 and $13,434 of debt and equity financing, respectively, to NPRC and its wholly-owned subsidiaries to support the online consumer loans and online consumer loan backed products. In addition, during the year ended June 30, 2018, we received partial repayments of $113,675 of our loans previously outstanding with NPRC and its wholly-owned subsidiaries and $10,403 as a return of capital on our equity investment in NPRC.
The following dividends were declared and paid from NPRC to Prospect and recognized as dividend income by Prospect:

Year Ended June 30, 2016	N/A
Year Ended June 30, 2017	—
Year Ended June 30, 2018	11,279

The following interest payments were accrued and paid by NPRC to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2016	$40,147
Year Ended June 30, 2017	60,707
Year Ended June 30, 2018	73,907
Included above, the following payment-in-kind interest from NPRC was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2016	$703
Year Ended June 30, 2017	—
Year Ended June 30, 2018	776
The following interest income recognized had not yet been paid by NPRC to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$147
June 30, 2018	426
The following interest payments were accrued and paid by ACLLH to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2016	$22,543
Year Ended June 30, 2017	13,895
Year Ended June 30, 2018	13,505
The following interest income recognized had not yet been paid by ACLLH to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$27
June 30, 2018	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following interest payments were accrued and paid by ACLL to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2016	$—
Year Ended June 30, 2017	7,940
Year Ended June 30, 2018	3,170
The following interest income recognized had not yet been paid by ACLL to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$39
June 30, 2018	—
The following prepayment penalty fees were paid from NPRC to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2016	$—
Year Ended June 30, 2017	2,235
Year Ended June 30, 2018	—
The following net revenue interest payments were paid from NPRC to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2016	$2,712
Year Ended June 30, 2017	5,532
Year Ended June 30, 2018	6,531
The following structuring fees were paid from NPRC to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2016	$180
Year Ended June 30, 2017	2,147
Year Ended June 30, 2018	2,303
The following structuring fees were paid from ACLLH to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2016	$2,483
Year Ended June 30, 2017	1,507
Year Ended June 30, 2018	—
The following managerial assistance payments were paid from NPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2016	$593
Year Ended June 30, 2017	1,300
Year Ended June 30, 2018	1,700
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$325
June 30, 2018	525

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

Year Ended June 30, 2016	$2,363
Year Ended June 30, 2017	6,241
Year Ended June 30, 2018	1,823
The following amounts were due from NPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of NPRC and included by Prospect within other receivables:

June 30, 2017	$6
June 30, 2018	286
The following amounts were due from ACLLH to Prospect for reimbursement of expenses paid by Prospect on behalf of ACLLH and included by Prospect within other receivables:

June 30, 2017	$1
June 30, 2018	19
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
On May 31, 2017, Prospect made an additional equity investment totaling $1,889, and Prospect’s ownership in Nationwide did not change.
On October 31, 2017, Prospect made an additional equity investment totaling $3,779, and Prospect’s ownership in Nationwide did not change.
The following dividends were declared and paid from Nationwide to Prospect and recognized as dividend income by Prospect:

Year Ended June 30, 2016	$3,963
Year Ended June 30, 2017	4,310
Year Ended June 30, 2018	—
All dividends were paid from earnings and profits of Nationwide.
The following amounts were paid from Nationwide to Prospect and recognized by Prospect as repayment of loan receivable:

Year Ended June 30, 2016	$300
Year Ended June 30, 2017	—
Year Ended June 30, 2018	—
The following interest payments were accrued and paid from Nationwide to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2016	$3,212
Year Ended June 30, 2017	3,406
Year Ended June 30, 2018	3,485

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Included above, the following payment-in-kind interest from Nationwide was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2016	$300
Year Ended June 30, 2017	—
Year Ended June 30, 2018	591

The following interest income recognized had not yet been paid by Nationwide to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$9
June 30, 2018	—
The following managerial assistance payments were paid from Nationwide to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2016	$400
Year Ended June 30, 2017	400
Year Ended June 30, 2018	400
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$100
June 30, 2018	100
The following payments were paid from Nationwide to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Nationwide (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2016	$—
Year Ended June 30, 2017	—
Year Ended June 30, 2018	46
The following amounts were due from Nationwide from Prospect for reimbursement of expenses paid by Nationwide on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2017	$—
June 30, 2018	15
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
The following amounts were paid from Armed Forces to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2016	$—
Year Ended June 30, 2017	100
Year Ended June 30, 2018	1,999

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following interest payments were accrued and paid from NMMB to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2016	$529
Year Ended June 30, 2017	527
Year Ended June 30, 2018	526
The following interest income recognized had not yet been paid by NMMB to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$1
June 30, 2018	1
The following interest payments were accrued and paid from Armed Forces to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2016	$996
Year Ended June 30, 2017	991
Year Ended June 30, 2018	929
The following interest income recognized had not yet been paid by Armed Forces to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$3
June 30, 2018	2
The following managerial assistance payments were paid from NMMB to Prospect and subsequently remitted to Prospect
Administration (no income was recognized by Prospect):

Year Ended June 30, 2016	$—
Year Ended June 30, 2017	213
Year Ended June 30, 2018	400
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$100
June 30, 2018	100
The following managerial assistance recognized had not yet been paid by NMMB to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2017	$1,288
June 30, 2018	1,288
The following amounts were due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB and were included by Prospect within other receivables:

June 30, 2017	$—
June 30, 2018	4
Pacific World Corporation
On May 29, 2018, Prospect exercised its rights and remedies under its loan documents to exercise the shareholder voting rights in respect of the stock of Pacific World Corporation (“Pacific World”) and to appoint a new Board of Directors of Pacific World. As a result, as of June 30, 2018, Prospect’s investment in Pacific World is classified as a control investment.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

On June 15, 2018, we made a $15,000 convertible preferred equity investment in Pacific World Corporation (“Pacific World”).
The following amounts were paid from Pacific World to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2016	$—
Year Ended June 30, 2017	—
Year Ended June 30, 2018	250
Since assuming control, the following interest payments were accrued and paid from Pacific World to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2016	$—
Year Ended June 30, 2017	—
Year Ended June 30, 2018	3,742
The following interest income recognized had not yet been paid by Pacific World to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$—
June 30, 2018	270
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
The following amounts were paid from R-V to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2016	$614
Year Ended June 30, 2017	—
Year Ended June 30, 2018	—
The following dividends were declared and paid from R-V to Prospect and recognized as dividend income by Prospect:

Year Ended June 30, 2016	$299
Year Ended June 30, 2017	149
Year Ended June 30, 2018	—
All dividends were paid from earnings and profits of R-V.
During the year ended June 30, 2017, cash distributions of $76 that were declared and paid from R-V to Prospect were recognized as a return of capital by Prospect.
The following interest payments were accrued and paid from R-V to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2016	$2,908
Year Ended June 30, 2017	2,877
Year Ended June 30, 2018	3,064

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following interest income recognized had not yet been paid by R-V to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$—
June 30, 2018	18

The following managerial assistance payments were paid from R-V to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2016	$180
Year Ended June 30, 2017	165
Year Ended June 30, 2018	180
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$45
June 30, 2018	45
The following payments were paid from R-V to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to R-V (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2016	$2
Year Ended June 30, 2017	29
Year Ended June 30, 2018	2
The following amounts were due from R-V from Prospect for reimbursement of expenses paid by R-V on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2017	$—
June 30, 2018	11
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

Year Ended June 30, 2016	$—
Year Ended June 30, 2017	598
Year Ended June 30, 2018	—

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
On June 3, 2017, Gulf Coast sold all of its assets to a third party, for total consideration of $10,250, including escrowed amounts. The proceeds from the sale were primarily used to repay a $6,115 third party revolving credit facility, and the remainder was used to pay other legal and administrative costs incurred by Gulfco. As no proceeds were allocated to Prospect, our debt and equity investment in Gulfco was written-off for tax purposes and we recorded a realized loss of $66,103. In June 2018, Gulfco received escrow proceeds of $2,050 related to the sale. On June 28, 2017, Gulf Coast was renamed to SB Forging Company II, Inc.
The following amounts were paid from Gulf Coast to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2016	$1,075
Year Ended June 30, 2017	3,022
Year Ended June 30, 2018	—
The following payments were paid from Gulf Coast to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Gulf Coast (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2016	$—
Year Ended June 30, 2017	503
Year Ended June 30, 2018	—
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

During the nine months ended March 31, 2018, Prospect provided additional $3,000 debt financing o USES and its subsidiaries in the form of additional Term Loan A debt.

During the nine months ended March 31, 2018, we entered into a participation agreement with USES management, and sold $3 of Prospect’s investment in the Term Loan A debt.

The following managerial assistance recognized had not yet been paid by USES to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2017	$325
June 30, 2018	625

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
The following interest payments were accrued and paid from Valley Electric to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2016	$4,252
Year Ended June 30, 2017	4,518
Year Ended June 30, 2018	4,861
Included above, the following payment-in-kind interest from Valley Electric was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2016	$1,509
Year Ended June 30, 2017	1,822
Year Ended June 30, 2018	2,157
The following interest income recognized had not yet been paid by Valley Electric to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$13
June 30, 2018	14
The following interest payments were accrued and paid from Valley to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2016	$1,111
Year Ended June 30, 2017	1,111
Year Ended June 30, 2018	1,110
Included above, the following payment-in-kind interest from Valley was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2016	$90
Year Ended June 30, 2017	—
Year Ended June 30, 2018	—
The following interest income recognized had not yet been paid by Valley to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$3
June 30, 2018	3
The following managerial assistance payments were paid from Valley to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2016	$300
Year Ended June 30, 2017	300
Year Ended June 30, 2018	5

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following managerial assistance payments received by Valley had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2017	$—
June 30, 2018	75
The following managerial assistance recognized had not yet been paid by Valley to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2017	$75
June 30, 2018	—
The following payments were paid from Valley Electric to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Valley Electric (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2016	$9
Year Ended June 30, 2017	—
Year Ended June 30, 2018	—
The following amounts were due from Valley to Prospect for reimbursement of expenses paid by Prospect on behalf of Valley and were included by Prospect within other receivables:

June 30, 2017	$3
June 30, 2018	3
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
During the year ended June 30, 2018 Wolf Energy Services received $3,009 from the sale of assets.
On December 29, 2017, we entered into a fee agreement with Wolf Energy Services Company, LLC (“Wolf”), for services requird to locate, inventory, foreclose, and liquidate assets that were transferred from Ark-La-Tex to Wolf. Per the agreement, we will receive a fee equal to 8.0% of gross liquidation proceeds in the event aggregate liquidation gross proceeds exceed $19,000 (currently $18,500). During the three months ended March 31, 2018, we received $1,220 in liquidation fees, net of third-party transaction costs, which is reflected as other income on our accompanying Consolidated Statement of Operations.
The following managerial assistance payments were paid from Wolf Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Year Ended June 30, 2016	$124
Year Ended June 30, 2017	41
Year Ended June 30, 2018	14
The following managerial assistance recognized had not yet been paid by Wolf Energy to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2017	$14
June 30, 2018	—
The following managerial assistance recognized had not yet been paid by Wolf Energy to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2017	$—
June 30, 2018	41
The following payments were paid from Wolf Energy to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Wolf Energy (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2016	$—
Year Ended June 30, 2017	243
Year Ended June 30, 2018	—
Note 15. Litigation
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of June 30, 2018.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 16. Financial Highlights
The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2018:

	Year Ended June 30,
	2018	2017		2016	2015	2014
Per Share Data
Net asset value at beginning of year	$9.32	$9.62		$10.31	$10.56	$10.72
Net investment income(1)	0.79	0.85		1.04	1.03	1.19
Net realized and change in unrealized (losses) gains(1)	0.04	(0.15)		(0.75)	(0.05)	(0.13)
Net increase from operations	0.83	0.70		0.29	0.98	1.06
Distributions of net investment income	(0.77)	(1.00)		(1.00)	(1.19)	(1.32)
Common stock transactions(2)	(0.03)	—	(4)	0.02	(0.04)	0.10
Net asset value at end of year	$9.35	$9.32		$9.62	$10.31	$10.56

Per share market value at end of year	$6.71	$8.12		$7.82	$7.37	$10.63
Total return based on market value(3)	(7.42%)	16.80%		21.84%	(20.84%)	10.88%
Total return based on net asset value(3)	12.39%	8.98%		7.15%	11.47%	10.97%
Shares of common stock outstanding at end of year	364,409,938	360,076,933		357,107,231	359,090,759	342,626,637
Weighted average shares of common stock outstanding	361,456,075	358,841,714		356,134,297	353,648,522	300,283,941

Ratios/Supplemental Data
Net assets at end of year	$3,407,047	$3,354,952		$3,435,917	$3,703,049	$3,618,182
Portfolio turnover rate	30.70%	23.65%		15.98%	21.89%	15.21%
Ratio of operating expenses to average net assets	11.08%	11.57%		11.95%	11.66%	11.11%
Ratio of net investment income to average net assets	8.57%	8.96%		10.54%	9.87%	11.18%

(1)	Per share data amount is based on the weighted average number of common shares outstanding for the year presented (except for dividends to shareholders which is based on actual rate per share).

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ended June 30, 2018.

	Investment Income		Net Investment Income		Net Realized and Unrealized (Losses) Gains		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
September 30, 2015	$200,251	$0.56	$91,242	$0.26	$(63,425)	$(0.18)	$27,817	$0.08
December 31, 2015	209,191	0.59	100,893	0.28	(196,013)	(0.55)	(95,120)	(0.27)
March 31, 2016	189,493	0.53	87,626	0.25	(12,118)	(0.03)	75,508	0.21
June 30, 2016	193,038	0.54	91,367	0.26	3,790	0.01	95,157	0.27

September 30, 2016	$179,832	$0.50	$78,919	$0.22	$2,447	$0.01	$81,366	$0.23
December 31, 2016	183,480	0.51	84,405	0.24	16,475	0.04	100,880	0.28
March 31, 2017	171,032	0.48	73,080	0.20	(53,588)	(0.15)	19,492	0.05
June 30, 2017	166,702	0.46	69,678	0.19	(18,510)	(0.05)	51,168	0.14

September 30, 2017	$158,579	$0.44	$63,732	$0.18	$(51,759)	$(0.15)	$11,973	$0.03
December 31, 2017	162,400	0.45	73,192	0.20	48,535	0.14	121,727	0.34
March 31, 2018	162,835	0.45	70,446	0.19	(18,587)	(0.04)	51,859	0.14
June 30, 2018	174,031	0.48	79,480	0.22	34,823	0.09	114,304	0.31

(1)
Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

Note 18. Subsequent Events
On July 2, 2018, we entered into debt distribution agreements with each of B. Riley FBR, Inc. and BB&T Capital Markets, a division of BB&T Securities, LLC (together, the “Agents”) pursuant to which we may sell, by means of at-the-market offerings, up to $100,000 in aggregate principal amount of our 2024 Notes and up to $100,000 in aggregate principal amount of the 2028 Notes. As of August 28, 2018, we have issued an additional $10,131 in aggregate principal amount of our 2024 Notes for net proceeds of $10,070 and have issued an additional $6,917 in aggregate principal amount of our 2028 Notes for net proceeds of $6,838.
During the period from July 13, 2018 to July 16, 2018, we made follow-on first lien term loan investments of $105,000 in Town & Country Holdings, Inc., to support acquisitions.
On August 1, 2018, we completed an extension of the Revolving Credit Facility (the “New Facility”) for PCF, extending the term 5.7 years from such date and reducing the interest rate on drawn amounts to one-month Libor plus 2.20%. The New Facility, for which $770 million of commitments have been closed to date, includes an accordion feature that allows the Facility, at Prospect's discretion, to accept up to a total of $1.5 billion of commitments. The New Facility matures on March 27, 2024. It includes a revolving period that extends through March 27, 2022, followed by an additional two-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. Pricing for amounts drawn under the Facility is one-month Libor plus 2.20%, which achieves a 5 basis point reduction in the interest rate from the previous facility rate of Libor plus 2.25%. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 50 basis points if more than 60% of the credit facility is drawn, or 100 basis points if more than 35% and an amount less than or equal to 60% of the credit facility is drawn, or 150 basis points if an amount less than or equal to 35% of the credit facility is drawn.
On August 1, 2018, we purchased from a third party $14,000 of First Lien Senior Secured Term Loan A and Term Loan B Notes issued by InterDent, Inc. at par.

On August 6, 2018, we made a $17,500 senior secured investment in Halyard MD OPCO, LLC, a healthcare IT and advertising technology business that enables targeted advertising campaigns to healthcare providers and patients. Our investment is comprised of a $12,000 first lien term loan, a $2,000 unfunded revolving credit facility, and a $3,500 unfunded delayed draw investment.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the period from July 1, 2018 through August 28, 2018 we issued $25,330 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $24,919. In addition, we sold $2,215 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $2,176 with expected closing on August 30, 2018.
Pursuant to notice to call provided on July 5, 2018, we redeemed $2,589 of our Prospect Capital InterNotes® at par maturing on February 15, 2020, with a weighted average rate of 4.0%. Settlement of the call occurred on August 15, 2018. We have provided notice to call on August 8, 2018 with settlement on September 15, 2018, $26,771 of our Prospect Capital InterNotes® at par maturing between March 15, 2020 and September 15, 2020, with a weighted average rate of 4.77%.

On August 28, 2018, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.06 per share for September 2018 to holders of record on September 28, 2018 with a payment date of October 18, 2018.

•	$0.06 per share for October 2018 to holders of record on October 31, 2018 with a payment date of November 21, 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2018, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2018. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018 based upon criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2018 based on the criteria on Internal Control—Integrated Framework (2013) issued by COSO. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2018 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

See notes to consolidated financial statements.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Prospect Capital Corporation
New York, New York
Opinion on Internal Control over Financial Reporting

We have audited Prospect Capital Corporation’s (the “Company’s”) internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of assets and liabilities of Prospect Capital Corporation, including the consolidated schedules of investments, as of June 30, 2018 and 2017, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2018, and the related notes, including the financial highlights for each of the five years in the period ended June 30, 2018, and our report dated August 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Report of Management on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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
August 28, 2018

Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. To the Company’s knowledge, during the fiscal year ended June 30, 2018, the Company’s officers, directors and greater than 10% stockholders had complied with all Section 16(a) filing requirements, except that one Form 4 was filed late on behalf of William J. Gremp, Director, for the purchase of shares of common stock due to an administrative error.
The information required by Item 10 is hereby incorporated by reference from our 2018 Proxy Statement.
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
Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2018 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2018 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2018 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2018 Proxy Statement.

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

4.300	Three Hundred Fourth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(100)
4.301	Three Hundred Fifth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2019(100)
4.302	Three Hundred Sixth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(100)
4.303	Three Hundred Seventh Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(100)
4.304	Three Hundred Eighth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(100)
4.305	Three Hundred Ninth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(101)
4.306	Three Hundred Tenth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2019(101)

Exhibit No.
4.307	Three Hundred Eleventh Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(101)
4.308	Three Hundred Twelfth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(101)
4.309	Three Hundred Thirteenth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(101)
4.310	Three Hundred Fourteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(102)
4.311	Three Hundred Fifteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2019(102)
4.312	Three Hundred Sixteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(102)
4.313	Three Hundred Seventeenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(102)
4.314	Three Hundred Eighteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(102)
4.315	Three Hundred Nineteenth Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(103)
4.316	Three Hundred Twentieth Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2019(103)
4.317	Three Hundred Twenty-First Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(103)
4.318	Three Hundred Twenty-Second Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(103)
4.319	Three Hundred Twenty-Third Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(103)
4.320	Three Hundred Twenty-Fourth Supplemental Indenture dated as of November 17, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(110)
4.321	Three Hundred Twenty-Fifth Supplemental Indenture dated as of November 28, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(111)
4.322	Three Hundred Twenty-Sixth Supplemental Indenture dated as of December 4, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(112)
4.323	Three Hundred Twenty-Seventh Supplemental Indenture dated as of December 11, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(113)
4.324	Three Hundred Twenty-Eighth Supplemental Indenture dated as of December 18, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(114)
4.325	Three Hundred Twenty-Ninth Supplemental Indenture dated as of December 29, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(115)
4.326	Three Hundred Thirtieth Supplemental Indenture dated as of January 2, 2015, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(116)
4.327	Three Hundred Thirty-First Supplemental Indenture dated as of January 8, 2015, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(117)
4.328	Three Hundred Thirty-Second Supplemental Indenture dated as of January 15, 2015, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2020(118)
4.329	Three Hundred Thirty-Third Supplemental Indenture dated as of January 23, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(119)
4.330	Three Hundred Thirty-Fourth Supplemental Indenture dated as of January 29, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(120)
4.331	Three Hundred Thirty-Fifth Supplemental Indenture dated as of February 5, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(121)
4.332	Three Hundred Thirty-Sixth Supplemental Indenture dated as of February 20, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(122)

Exhibit No.
4.333	Three Hundred Thirty-Seventh Supplemental Indenture dated as of February 26, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(123)
4.334	Three Hundred Thirty-Eighth Supplemental Indenture dated as of March 5, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(124)
4.335	Three Hundred Thirty-Ninth Supplemental Indenture dated as of March 12, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(125)
4.336	Three Hundred Fortieth Supplemental Indenture dated as of March 19, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(126)
4.337	Three Hundred Forty-First Supplemental Indenture dated as of March 26, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(127)
4.338	Three Hundred Forty-Second Supplemental Indenture dated as of April 2, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(128)
4.339	Three Hundred Forty-Third Supplemental Indenture dated as of April 9, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(129)
4.340	Three Hundred Forty-Fourth Supplemental Indenture dated as of April 16, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(130)
4.341	Three Hundred Forty-Fifth Supplemental Indenture dated as of April 16, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(130)
4.342	Three Hundred Forty-Sixth Supplemental Indenture dated as of April 23, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(131)
4.343	Three Hundred Forty-Seventh Supplemental Indenture dated as of April 23, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(131)
4.344	Three Hundred Forty-Eighth Supplemental Indenture dated as of April 30, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(132)
4.345	Three Hundred Forty-Ninth Supplemental Indenture dated as of April 30, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(132)
4.346	Three Hundred Fiftieth Supplemental Indenture dated as of May 7, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(133)
4.347	Three Hundred Fifty-First Supplemental Indenture dated as of May 7, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(133)
4.348	Three Hundred Fifty-Second Supplemental Indenture dated as of May 21, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(134)
4.349	Three Hundred Fifty-Third Supplemental Indenture dated as of May 29, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(135)
4.350	Three Hundred Fifty-Fourth Supplemental Indenture dated as of May 29, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2022(135)
4.351	Three Hundred Fifty-Fifth Supplemental Indenture dated as of June 4, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(136)
4.352	Three Hundred Fifty-Sixth Supplemental Indenture dated as of June 4, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2022(136)
4.353	Three Hundred Fifty-Seventh Supplemental Indenture dated as of June 11, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(137)
4.354	Three Hundred Fifty-Eighth Supplemental Indenture dated as of June 11, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2022(137)
4.355	Three Hundred Fifty-Ninth Supplemental Indenture dated as of June 18, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(138)
4.356	Three Hundred Sixtieth Supplemental Indenture dated as of June 18, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2021(138)
4.357	Three Hundred Sixty-First Supplemental Indenture dated as of June 25, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(139)
4.358	Three Hundred Sixty-Second Supplemental Indenture dated as of June 25, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2021(139)

Exhibit No.
4.359	Three Hundred Sixty-Third Supplemental Indenture dated as of July 2, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(140)
4.360	Three Hundred Sixty-Fourth Supplemental Indenture dated as of July 2, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2021(140)
4.361	Three Hundred Sixty-Fifth Supplemental Indenture dated as of July 9, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(141)
4.362	Three Hundred Sixty-Sixth Supplemental Indenture dated as of July 9, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(141)
4.363	Three Hundred Sixty-Seventh Supplemental Indenture dated as of July 16, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(142)
4.364	Three Hundred Sixty-Eighth Supplemental Indenture dated as of July 16, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(142)
4.365	Three Hundred Sixty-Ninth Supplemental Indenture dated as of July 23, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(143)
4.366	Three Hundred Seventieth Supplemental Indenture dated as of July 23, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(143)
4.367	Three Hundred Seventy-First Supplemental Indenture dated as of July 30, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(144)
4.368	Three Hundred Seventy-Second Supplemental Indenture dated as of July 30, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(144)
4.369	Three Hundred Seventy-Third Supplemental Indenture dated as of August 6, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(145)
4.370	Three Hundred Seventy-Fourth Supplemental Indenture dated as of August 6, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(145)
4.371	Three Hundred Seventy-Fifth Supplemental Indenture dated as of August 13, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(146)
4.372	Three Hundred Seventy-Sixth Supplemental Indenture dated as of August 13, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(146)
4.373	Three Hundred Seventy-Fifth Supplemental Indenture dated as of August 20, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(147)
4.374	Three Hundred Seventy-Sixth Supplemental Indenture dated as of August 20, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(147)
4.375	Three Hundred Seventy-Ninth Supplemental Indenture dated as of August 27, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(148)
4.376	Three Hundred Eightieth Supplemental Indenture dated as of August 27, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(148)
4.377	Three Hundred Eighty-One Supplemental Indenture dated as of September 11, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(153)
4.378	Three Hundred Eighty-Second Supplemental Indenture dated as of September 11, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(153)
4.379	Three Hundred Eighty-Third Supplemental Indenture dated as of September 17, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(154)
4.380	Three Hundred Eighty-Fourth Supplemental Indenture dated as of September 17, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(154)
4.381	Three Hundred Eighty-Fifth Supplemental Indenture dated as of September 24, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(155)
4.382	Three Hundred Eighty-Sixth Supplemental Indenture dated as of September 24, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(155)
4.383	Three Hundred Eighty-Seventh Supplemental Indenture dated as of October 1, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(156)
4.384	Three Hundred Eighty-Eighth Supplemental Indenture dated as of October 1, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(156)

Exhibit No.
4.385	Three Hundred Eighty-Ninth Supplemental Indenture dated as of October 8, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(157)
4.386	Three Hundred Ninetieth Supplemental Indenture dated as of October 8, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(157)
4.387	Three Hundred Ninety-First Supplemental Indenture dated as of October 16, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(159)
4.388	Three Hundred Ninety-Second Supplemental Indenture dated as of October 16, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(159)
4.389	Three Hundred Ninety-Third Supplemental Indenture dated as of October 22, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(160)
4.390	Three Hundred Ninety-Fourth Supplemental Indenture dated as of October 22, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(160)
4.391	Three Hundred Ninety-Fifth Supplemental Indenture dated as of October 29, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(161)
4.392	Three Hundred Ninety-Sixth Supplemental Indenture dated as of October 29, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(161)
4.393	Three Hundred Ninety-Seventh Supplemental Indenture dated as of November 4, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(163)
4.394	Three Hundred Ninety-Eighth Supplemental Indenture dated as of November 4, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(163)
4.395	Three Hundred Ninety-Ninth Supplemental Indenture dated as of November 19, 2015, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2020(164)
4.396	Four Hundredth Supplemental Indenture dated as of November 19, 2015, to the U.S. Bank Indenture and Form of 5.625% Prospect Capital InterNote® due 2022(164)
4.397	Four Hundred First Supplemental Indenture dated as of November 19, 2015, to the U.S. Bank Indenture and Form of 5.875% Prospect Capital InterNote® due 2025(164)
4.398	Four Hundred Second Supplemental Indenture dated as of November 27, 2015, to the U.S. Bank Indenture and Form of 5.125% Prospect Capital InterNote® due 2020(165)
4.399	Four Hundred Third Supplemental Indenture dated as of November 27, 2015, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2022(165)
4.400	Four Hundred Fourth Supplemental Indenture dated as of November 27, 2015, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(165)
4.401	Four Hundred Fifth Supplemental Indenture dated as of December 3, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2020(166)
4.402	Four Hundred Sixth Supplemental Indenture dated as of December 3, 2015, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2022(166)
4.403	Four Hundred Seventh Supplemental Indenture dated as of December 3, 2015, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(166)
4.404	Supplemental Indenture dated as of December 10, 2015, to the U.S. Bank Indenture and Form of 6.250% Note due 2024(167)
4.405	Four Hundred Eighth Supplemental Indenture dated as of December 17, 2015, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2020(168)
4.406	Four Hundred Ninth Supplemental Indenture dated as of December 24, 2015, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2020(169)
4.407	Four Hundred Tenth Supplemental Indenture dated as of December 31, 2015, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2020(170)
4.408	Four Hundred Eleventh Supplemental Indenture dated as of January 7, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(171)
4.409	Four Hundred Twelfth Supplemental Indenture dated as of January 14, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(172)
4.410	Four Hundred Thirteenth Supplemental Indenture dated as of January 22, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(173)

Exhibit No.
4.411	Four Hundred Fourteenth Supplemental Indenture dated as of March 3, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(175)
4.412	Four Hundred Fifteenth Supplemental Indenture dated as of March 10, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(176)
4.413	Four Hundred Sixteenth Supplemental Indenture dated as of March 17, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(177)
4.414	Four Hundred Seventeenth Supplemental Indenture dated as of March 24, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(178)
4.415	Four Hundred Eighteenth Supplemental Indenture dated as of March 31, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(179)
4.416	Four Hundred Nineteenth Supplemental Indenture dated as of April 7, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(180)
4.417	Four Hundred Twentieth Supplemental Indenture dated as of April 14, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(181)
4.418	Four Hundred Twenty-First Supplemental Indenture dated as of April 21, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(182)
4.419	Four Hundred Twenty-Second Supplemental Indenture dated as of April 28, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(183)
4.420	Four Hundred Twenty-Third Supplemental Indenture dated as of May 5, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(184)
4.421	Four Hundred Twenty-Fourth Supplemental Indenture dated as of May 12, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(185)
4.422	Four Hundred Twenty-Fifth Supplemental Indenture dated as of May 26, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(186)
4.423	Four Hundred Twenty-Sixth Supplemental Indenture dated as of June 3, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(187)
4.424	Four Hundred Twenty-Seventh Supplemental Indenture dated as of June 9, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(188)
4.425	Four Hundred Twenty-Eighth Supplemental Indenture dated as of June 16, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(189)
4.426	Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture, and Form of 6.250% Note due 2024(190)
4.427	Four Hundred Twenty-Ninth Supplemental Indenture dated as of June 23, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(190)
4.428	Form of 6.250% Notes due 2024, Note 1, of an aggregate principal amount of $650,775.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(191)
4.429	Form of 6.250% Notes due 2024, Note 2, of an aggregate principal amount of $538,575.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(191)
4.430	Form of 6.250% Notes due 2024, Note 3, of an aggregate principal amount of $191,075.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(191)
4.431	Four Hundred Thirtieth Supplemental Indenture dated as of June 30, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(191)
4.432	Form of 6.250% Notes due 2024, Note 4, of an aggregate principal amount of $563,000.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.433	Form of 6.250% Notes due 2024, Note 5, of an aggregate principal amount of $323,825.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.434	Form of 6.250% Notes due 2024, Note 6, of an aggregate principal amount of $730,600.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.435	Form of 6.250% Notes due 2024, Note 7, of an aggregate principal amount of $265,125.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.436	Form of 6.250% Notes due 2024, Note 8, of an aggregate principal amount of $722,100.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)

Exhibit No.
4.437	Four Hundred Thirty-First Supplemental Indenture dated as of July 8, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(192)
4.438	Form of 6.250% Notes due 2024, Note 9, of an aggregate principal amount of $599,050.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)
4.439	Form of 6.250% Notes due 2024, Note 10, of an aggregate principal amount of $807,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)
4.440	Form of 6.250% Notes due 2024, Note 11, of an aggregate principal amount of $799,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)
4.441	Form of 6.250% Notes due 2024, Note 12, of an aggregate principal amount of $501,625.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)
4.442	Four Hundred Thirty-Second Supplemental Indenture dated as of July 14, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(193)
4.443	Form of 6.250% Notes due 2024, Note 13, of an aggregate principal amount of $592,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.444	Form of 6.250% Notes due 2024, Note 14, of an aggregate principal amount of $581,250.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.445	Form of 6.250% Notes due 2024, Note 15, of an aggregate principal amount of $463,750.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.446	Form of 6.250% Notes due 2024, Note 16, of an aggregate principal amount of $836,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.447	Form of 6.250% Notes due 2024, Note 17, of an aggregate principal amount of $536,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.448	Four Hundred Thirty-Third Supplemental Indenture dated as of July 21, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(194)
4.449	Form of 6.250% Notes due 2024, Note 18, of an aggregate principal amount of $1,746,400.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.450	Form of 6.250% Notes due 2024, Note 19, of an aggregate principal amount of $826,325.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.451	Form of 6.250% Notes due 2024, Note 20, of an aggregate principal amount of $838,525.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.452	Form of 6.250% Notes due 2024, Note 21, of an aggregate principal amount of $1,027,325.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.453	Form of 6.250% Notes due 2024, Note 22, of an aggregate principal amount of $1,329,050.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.454	Four Hundred Thirty-Fourth Supplemental Indenture dated as of July 28, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(195)
4.455	Form of 6.250% Notes due 2024, Note 23, of an aggregate principal amount of $1,232,075.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.456	Form of 6.250% Notes due 2024, Note 24, of an aggregate principal amount of $1,273,150.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.457	Form of 6.250% Notes due 2024, Note 25, of an aggregate principal amount of $1,825,850.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.458	Form of 6.250% Notes due 2024, Note 26, of an aggregate principal amount of $902,650.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.459	Form of 6.250% Notes due 2024, Note 27, of an aggregate principal amount of $866,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.460	Four Hundred Thirty-Fifth Supplemental Indenture dated as of August 4, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(196)
4.461	Form of 6.250% Notes due 2024, Note 28, of an aggregate principal amount of $1,284,800.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.462	Form of 6.250% Notes due 2024, Note 29, of an aggregate principal amount of $1,423,275.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)

Exhibit No.
4.463	Form of 6.250% Notes due 2024, Note 30, of an aggregate principal amount of $1,424,750.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.464	Form of 6.250% Notes due 2024, Note 31, of an aggregate principal amount of $1,525,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.465	Form of 6.250% Notes due 2024, Note 32, of an aggregate principal amount of $1,335,200.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.466	Four Hundred Thirty-Sixth Supplemental Indenture dated as of August 11, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(197)
4.467	Form of 6.250% Notes due 2024, Note 33, of an aggregate principal amount of $746,950.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.468	Form of 6.250% Notes due 2024, Note 34, of an aggregate principal amount of $1,254,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.469	Form of 6.250% Notes due 2024, Note 35, of an aggregate principal amount of $790,900.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.470	Form of 6.250% Notes due 2024, Note 36, of an aggregate principal amount of $1,477,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.471	Form of 6.250% Notes due 2024, Note 37, of an aggregate principal amount of $2,147,375.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.472	Four Hundred Thirty-Seventh Supplemental Indenture dated as of August 18, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(198)
4.473	Form of 6.250% Notes due 2024, Note 38, of an aggregate principal amount of $1,502,000.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.474	Form of 6.250% Notes due 2024, Note 39, of an aggregate principal amount of $1,098,150.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.475	Form of 6.250% Notes due 2024, Note 40, of an aggregate principal amount of $719,375.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.476	Form of 6.250% Notes due 2024, Note 41, of an aggregate principal amount of $979,025.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.477	Four Hundred Thirty-Eighth Supplemental Indenture dated as of August 25, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(199)
4.478	Four Hundred Thirty-Ninth Supplemental Indenture dated as of September 15, 2016, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(201)
4.479	Four Hundred Fortieth Supplemental Indenture dated as of September 22, 2016, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(202)
4.480	Four Hundred Forty-First Supplemental Indenture dated as of September 29, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(203)
4.481	Four Hundred Forty-Second Supplemental Indenture dated as of October 6, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(204)
4.482	Four Hundred Forty-Third Supplemental Indenture dated as of October 14, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(205)
4.483	Four Hundred Forty-Fourth Supplemental Indenture dated as of October 20, 2016, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2021(206)
4.484	Four Hundred Forty-Fifth Supplemental Indenture dated as of October 27, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(207)
4.485	Four Hundred Forty-Sixth Supplemental Indenture dated as of November 3, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(208)
4.486	Four Hundred Forty-Seventh Supplemental Indenture dated as of November 25, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(209)
4.487	Four Hundred Forty-Eighth Supplemental Indenture dated as of December 1, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(210)
4.488	Four Hundred Forty-Ninth Supplemental Indenture dated as of December 8, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(211)

Exhibit No.
4.489	Four Hundred Fiftieth Supplemental Indenture dated as of December 15, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(212)
4.490	Four Hundred Fifty-First Supplemental Indenture dated as of December 22, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(213)
4.491	Four Hundred Fifty-Second Supplemental Indenture dated as of December 30, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(214)
4.492	Four Hundred Fifty-Third Supplemental Indenture dated as of January 6, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(215)
4.493	Four Hundred Fifty-Fourth Supplemental Indenture dated as of January 12, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(216)
4.494	Four Hundred Fifty-Fifth Supplemental Indenture dated as of January 20, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(217)
4.495	Four Hundred Fifty-Sixth Supplemental Indenture dated as of January 26, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(218)
4.496	Four Hundred Fifty-Seventh Supplemental Indenture dated as of February 2, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(219)
4.497	Four Hundred Fifty-Eighth Supplemental Indenture dated as of February 9, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(220)
4.498	Four Hundred Fifty-Ninth Supplemental Indenture dated as of February 24, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(221)
4.499	Four Hundred Sixtieth Supplemental Indenture dated as of March 2, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(222)
4.500	Four Hundred Sixty-First Supplemental Indenture dated as of March 9, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(223)
4.501	Four Hundred Sixty-Second Supplemental Indenture dated as of March 16, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(224)
4.502	Four Hundred Sixty-Third Supplemental Indenture dated as of March 23, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(225)
4.503	Four Hundred Sixty-Fourth Supplemental Indenture dated as of March 30, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(226)
4.504	Four Hundred Sixty-Fifth Supplemental Indenture dated as of April 6, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(227)
4.505	Supplemental Indenture dated as of April 11, 2017, to the U.S. Bank Indenture, and Form of 4.950% Convertible Note due 2022(228)
4.506	Four Hundred Sixty-Sixth Supplemental Indenture dated as of April 20, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(230)
4.507	Four Hundred Sixty-Seventh Supplemental Indenture dated as of April 27, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(231)
4.508	Four Hundred Sixty-Eighth Supplemental Indenture dated as of May 4, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(232)
4.509	Four Hundred Sixty-Ninth Supplemental Indenture dated as of May 11, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(233)
4.510	Four Hundred Seventieth Supplemental Indenture dated as of May 25, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(234)
4.511	Four Hundred Seventy-First Supplemental Indenture dated as of June 2, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(235)
4.512	Four Hundred Seventy-Second Supplemental Indenture dated as of June 8, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(236)
4.513	Four Hundred Seventy-Third Supplemental Indenture dated as of June 15, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(237)
4.514	Four Hundred Seventy-Fourth Supplemental Indenture dated as of June 22, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(238)

Exhibit No.
4.515	Four Hundred Seventy-Fifth Supplemental Indenture dated as of June 29, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(239)
4.516	Four Hundred Seventy-Sixth Supplemental Indenture dated as of July 7, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(240)
4.517	Four Hundred Seventy-Seventh Supplemental Indenture dated as of July 7, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2024(240)
4.518	Four Hundred Seventy-Eighth Supplemental Indenture dated as of July 13, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(241)
4.519	Four Hundred Seventy-Ninth Supplemental Indenture dated as of July 13, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2024(241)
4.520	Four Hundred Eightieth Supplemental Indenture dated as of July 20, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(242)
4.521	Four Hundred Eighty-First Supplemental Indenture dated as of July 20, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2024(242)
4.522	Four Hundred Eighty-Second Supplemental Indenture dated as of July 27, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(243)
4.523	Four Hundred Eighty-Third Supplemental Indenture dated as of July 27, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2024(243)
4.524	Four Hundred Eighty-Fourth Supplemental Indenture dated as of August 3, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(244)
4.525	Four Hundred Eighty-Fifth Supplemental Indenture dated as of August 3, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2025(244)
4.526	Four Hundred Eighty-Sixth Supplemental Indenture dated as of August 10, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(245)
4.527	Four Hundred Eighty-Seventh Supplemental Indenture dated as of August 10, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2025(245)
4.528	Four Hundred Eighty-Eighth Supplemental Indenture dated as of August 17, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(246)
4.529	Four Hundred Eighty-Ninth Supplemental Indenture dated as of August 17, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2025(246)
4.530	Four Hundred Ninetieth Supplemental Indenture dated as of August 24, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2022(247)
4.531	Four Hundred Ninety-First Supplemental Indenture dated as of August 24, 2017, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(247)
4.532	Four Hundred Ninety-Second Supplemental Indenture dated as of August 31, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2022(249)
4.533	Four Hundred Ninety-Third Supplemental Indenture dated as of August 31, 2017, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(249)
4.534	Four Hundred Ninety-Fourth Supplemental Indenture dated as of September 14, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(250)
4.535	Four Hundred Ninety-Fifth Supplemental Indenture dated as of September 14, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(250)
4.536	Four Hundred Ninety-Sixth Supplemental Indenture dated as of September 21, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(251)
4.537	Four Hundred Ninety-Seventh Supplemental Indenture dated as of September 21, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(251)
4.538	Four Hundred Ninety-Eighth Supplemental Indenture dated as of September 28, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(252)
4.539	Four Hundred Ninety-Ninth Supplemental Indenture dated as of September 28, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(252)
4.540	Five Hundredth Supplemental Indenture dated as of October 5, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(253)

Exhibit No.
4.541	Five Hundred First Supplemental Indenture dated as of October 5, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(253)
4.542	Five Hundred Second Supplemental Indenture dated as of October 13, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(254)
4.543	Five Hundred Third Supplemental Indenture dated as of October 13, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(254)
4.544	Five Hundred Fourth Supplemental Indenture dated as of October 19, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(255)
4.545	Five Hundred Fifth Supplemental Indenture dated as of October 19, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(255)
4.546	Five Hundred Sixth Supplemental Indenture dated as of October 26, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(256)
4.547	Five Hundred Seventh Supplemental Indenture dated as of October 26, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(256)
4.548	Five Hundred Eighth Supplemental Indenture dated as of November 2, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(257)
4.549	Five Hundred Ninth Supplemental Indenture dated as of November 2, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(257)
4.550	Five Hundred Tenth Supplemental Indenture dated as of November 24, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(258)
4.551	Five Hundred Eleventh Supplemental Indenture dated as of November 24, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(258)
4.552	Five Hundred Twelfth Supplemental Indenture dated as of November 30, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(259)
4.553	Five Hundred Thirteenth Supplemental Indenture dated as of November 30, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(259)
4.554	Five Hundred Fourteenth Supplemental Indenture dated as of December 7, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(260)
4.555	Five Hundred Fifteenth Supplemental Indenture dated as of December 7, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(260)
4.556	Five Hundred Sixteenth Supplemental Indenture dated as of December 14, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(261)
4.557	Five Hundred Seventeenth Supplemental Indenture dated as of December 14, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(261)
4.558	Five Hundred Eighteenth Supplemental Indenture dated as of December 21, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(262)
4.559	Five Hundred Nineteenth Supplemental Indenture dated as of December 21, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(262)
4.560	Five Hundred Twentieth Supplemental Indenture dated as of December 29, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(263)
4.561	Five Hundred Twenty-First Supplemental Indenture dated as of December 29, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(263)
4.562	Five Hundred Twenty-Second Supplemental Indenture dated as of January 5, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(264)
4.563	Five Hundred Twenty-Third Supplemental Indenture dated as of January 5, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(264)
4.564	Five Hundred Twenty-Fourth Supplemental Indenture dated as of January 11, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(265)
4.565	Five Hundred Twenty-Fifth Supplemental Indenture dated as of January 11, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(265)
4.566	Five Hundred Twenty-Sixth Supplemental Indenture dated as of January 19, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(266)

Exhibit No.
4.567	Five Hundred Twenty-Seventh Supplemental Indenture dated as of January 19, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(266)
4.568	Five Hundred Twenty-Eighth Supplemental Indenture dated as of January 25, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(267)
4.569	Five Hundred Twenty-Ninth Supplemental Indenture dated as of January 25, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(267)
4.570	Five Hundred Thirtieth Supplemental Indenture dated as of February 1, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(268)
4.571	Five Hundred Thirty-First Supplemental Indenture dated as of February 1, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(268)
4.572	Five Hundred Thirty-Second Supplemental Indenture dated as of February 8, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(269)
4.573	Five Hundred Thirty-Third Supplemental Indenture dated as of February 8, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(269)
4.574	Five Hundred Thirty-Fourth Supplemental Indenture dated as of February 23, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(270)
4.575	Five Hundred Thirty-Fifth Supplemental Indenture dated as of February 23, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(270)
4.576	Five Hundred Thirty-Sixth Supplemental Indenture dated as of March 1, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(271)
4.577	Five Hundred Thirty-Seventh Supplemental Indenture dated as of March 1, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(271)
4.578	Five Hundred Thirty-Eighth Supplemental Indenture dated as of March 8, 2018, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2023(272)
4.579	Five Hundred Thirty-Ninth Supplemental Indenture dated as of March 8, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2026(272)
4.580	Five Hundred Fortieth Supplemental Indenture dated as of March 15, 2018, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2023(273)
4.581	Five Hundred Forty-First Supplemental Indenture dated as of March 15, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2026(273)
4.582	Five Hundred Forty-Second Supplemental Indenture dated as of March 22, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(274)
4.583	Five Hundred Forty-Third Supplemental Indenture dated as of March 22, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(274)
4.584	Five Hundred Forty-Fourth Supplemental Indenture dated as of March 29, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(275)
4.585	Five Hundred Forty-Fifth Supplemental Indenture dated as of March 29, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(275)
4.586	Five Hundred Forty-Sixth Supplemental Indenture dated as of April 5, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(276)
4.587	Five Hundred Forty-Seventh Supplemental Indenture dated as of April 5, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(276)
4.588	Five Hundred Forty-Eighth Supplemental Indenture dated as of April 12, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(277)
4.589	Five Hundred Forty-Ninth Supplemental Indenture dated as of April 12, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(277)
4.590	Five Hundred Fiftieth Supplemental Indenture dated as of April 19, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(278)
4.591	Five Hundred Fifty-First Supplemental Indenture dated as of April 19, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(278)
4.592	Five Hundred Fifty-Second Supplemental Indenture dated as of April 26, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(279)

Exhibit No.
4.593	Five Hundred Fifty-Third Supplemental Indenture dated as of April 26, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(279)
4.594	Five Hundred Fifty-Fourth Supplemental Indenture dated as of May 3, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2023(280)
4.595	Five Hundred Fifty-Fifth Supplemental Indenture dated as of May 3, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2026(280)
4.596	Five Hundred Fifty-Sixth Supplemental Indenture dated as of May 10, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2023(281)
4.597	Five Hundred Fifty-Seventh Supplemental Indenture dated as of May 10, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(281)
4.598	Form of Global Note of 4.95% Convertible Notes due 2022(282)
4.599	Five Hundred Fifty-Eighth Supplemental Indenture dated as of May 24, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2023(284)
4.600	Five Hundred Fifty-Ninth Supplemental Indenture dated as of May 24, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(284)
4.601	Five Hundred Sixtieth Supplemental Indenture dated as of June 1, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2023(285)
4.602	Five Hundred Sixty-First Supplemental Indenture dated as of June 1, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(285)
4.603	Supplemental Indenture dated as of June 7, 2018, to the U.S. Bank Indenture, and Form of 6.250% Note due 2028(286)
4.604	Form of Global Note of 5.875% Senior Notes due 2023(287)
4.605	Five Hundred Sixty-Second Supplemental Indenture dated as of June 21, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(288)
4.606	Five Hundred Sixty-Third Supplemental Indenture dated as of June 21, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(288)
4.607	Five Hundred Sixty-Fourth Supplemental Indenture dated as of June 28, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(289)
4.608	Five Hundred Sixty-Fifth Supplemental Indenture dated as of June 28, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(289)
4.609	Supplemental Indenture dated as of July 2, 2018, to the U.S. Bank Indenture, and Form of 6.250% Note due 2024(290)
4.610	Supplemental Indenture dated as of July 2, 2018, to the U.S. Bank Indenture, and Form of 6.250% Note due 2028(290)
4.611	Five Hundred Sixty-Sixth Supplemental Indenture dated as of July 6, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(291)
4.612	Five Hundred Sixty-Seventh Supplemental Indenture dated as of July 6, 2018, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(291)
4.613	Five Hundred Sixty-Eighth Supplemental Indenture dated as of July 12, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(292)
4.614	Five Hundred Sixty-Ninth Supplemental Indenture dated as of July 12, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(292)
4.615	Five Hundred Seventieth Supplemental Indenture dated as of July 12, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(292)
4.616	Five Hundred Seventy-First Supplemental Indenture dated as of July 19, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(293)
4.617	Five Hundred Seventy-Second Supplemental Indenture dated as of July 19, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(293)
4.618	Five Hundred Seventy-Third Supplemental Indenture dated as of July 19, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(293)
4.619	Five Hundred Seventy-Fourth Supplemental Indenture dated as of July 26, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(294)
4.620	Five Hundred Seventy-Fifth Supplemental Indenture dated as of July 26, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(294)

Exhibit No.
4.621	Five Hundred Seventy-Sixth Supplemental Indenture dated as of July 26, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(294)
4.622	Five Hundred Seventy-Seventh Supplemental Indenture dated as of August 2, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(295)
4.623	Five Hundred Seventy-Eighth Supplemental Indenture dated as of August 2, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(295)
4.624	Five Hundred Seventy-Ninth Supplemental Indenture dated as of August 2, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(295)
4.625	Five Hundred Eightieth Supplemental Indenture dated as of August 9, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(297)
4.626	Five Hundred Eighty-First Supplemental Indenture dated as of August 9, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(297)
4.627	Five Hundred Eighty-Second Supplemental Indenture dated as of August 9, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(297)
4.628	Five Hundred Eighty-Third Supplemental Indenture dated as of August 16, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(298)
4.629	Five Hundred Eighty-Fourth Supplemental Indenture dated as of August 16, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(298)
4.630	Five Hundred Eighty-Fifth Supplemental Indenture dated as of August 16, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(298)
4.631	Five Hundred Eighty-Sixth Supplemental Indenture dated as of August 23, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(299)
4.632	Five Hundred Eighty-Seventh Supplemental Indenture dated as of August 23, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(299)
4.633	Five Hundred Eighty-Eighth Supplemental Indenture dated as of August 23, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(299)
10.1	Investment Advisory Agreement between Registrant and Prospect Capital Management L.P.(2)
10.2	Administration Agreement between Registrant and Prospect Administration LLC(2)
10.3	Dividend Reinvestment and Direct Stock Purchase Plan(174)
10.4	Trademark License Agreement between the Registrant and Prospect Capital Investment Management, LLC(2)
10.5	Transfer Agency and Registrar Services Agreement(4)
10.6
Sixth Amended and Restated Loan and Servicing Agreement, dated August 1, 2018, among Prospect Capital Funding LLC, Prospect Capital Corporation, the lenders from time to time party thereto, the managing agents from time to time party thereto, U.S. Bank National Association as Calculation Agent, Paying Agent and Documentation Agent, and KeyBank National Association as Facility Agent, Syndication Agent, Structuring Agent, Sole Lead Arranger and Sole Bookrunner(296)

10.7
Sixth Amended and Restated Selling Agent Agreement, dated November 10, 2016, by and among, the Registrant, Prospect Capital Management L.P., Prospect Administration LLC, Incapital LLC and the Agents named therein and added from time to time(209)

10.8	Amended and Restated Custody Agreement, dated as of September 23, 2014, by and between the Registrant and U.S. Bank National Association(106)
10.9	Custody Agreement, dated as of April 24, 2013, by and between the Registrant and Israeli Discount Bank of New York Ltd.(5)
10.10	Custody Agreement, dated as of October 28, 2013, by and between the Registrant and Fifth Third Bank(82)
10.11	Custody Agreement, dated as of May 9, 2014, by and between the Registrant and Customers Bank(104)
10.12	Custody Agreement, dated as of May 9, 2014, by and between the Registrant and Peapack-Gladstone Bank(105)
10.13	Custody Agreement, dated as of October 10, 2014, by and between Prospect Yield Corporation, LLC and U.S. Bank National Association(106)
10.14	Third Amended and Restated Custody Agreement, dated as of November 6, 2015, by and between Prospect Small Business Lending, LLC and Deutsche Bank Trust Company Americas(248)
10.15	Debt Distribution Agreement, dated June 22, 2016(190)
10.16	Form of Debt Distribution Agreement(200)

Exhibit No.
10.17	Underwriting Agreement, dated April 6, 2017, by and among Prospect Capital Corporation, Prospect Capital Management L.P., Prospect Administration LLC and Goldman, Sachs & Co.(229)
10.18	Underwriting Agreement, dated May 15, 2018, by and among Prospect Capital Corporation, Prospect Capital Management L.P., Prospect Administration LLC and Goldman Sachs & Co. LLC(283)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
14	Code of Ethics(300)
21	Subsidiaries of the Registrant (included in the notes to the consolidated financial statements contained in this annual report)
22.1	Proxy Statement(301)
22.2	Published report regarding matters submitted to vote of security holders(302)
23.1	Consent of BDO USA, LLP, Certified Public Accountants of National Property REIT Corp.*
23.2	Consent of RSM US LLP, Certified Public Accountants of First Tower Finance Company LLC*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
99.1	Audited Combined Consolidated Financial Statements of National Property REIT Corp. for the years ended December 31, 2017 and 2016*
99.2	Audited Combined Consolidated Financial Statements of National Property REIT Corp. for the years ended December 31, 2016 and 2015*
99.3	Audited Consolidated Financial Statements of First Tower Finance Company LLC for the years ended December 31, 2017 and December 31, 2016*
99.4	Audited Consolidated Financial Statements of First Tower Finance Company LLC for the years ended December 31, 2016 and December 31, 2015*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference from the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 6, 2004.
(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(4)	Incorporated by reference from the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 23, 2004.
(5)	Incorporated by reference to Exhibit 10.258 of the Registrant’s Form 10-K filed on August 21, 2013.
(6)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on February 18, 2011.
(7)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on December 21, 2010.
(8)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on February 18, 2011.
(9)	Incorporated by reference from the Registrant’s Registration Statement on Form N-2, filed on September 1, 2011.
(10)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on March 1, 2012.
(11)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on March 8, 2012.
(12)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 14, 2012.
(13)	Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed on September 2, 2014.
(14)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on April 5, 2012.
(15)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on April 12, 2012.
(16)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on April 16, 2012.

(17)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on April 16, 2012.
(18)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on April 26, 2012.
(19)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on August 14, 2012.
(20)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on August 14, 2012.
(21)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on September 27, 2012.
(22)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on October 4, 2012.
(23)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 23, 2012.
(24)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 29, 2012.
(25)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 6, 2012.
(26)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 13, 2012.
(27)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 20, 2012.
(28)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on December 21, 2012.
(29)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on December 28, 2012.
(30)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 4, 2013.
(31)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 10, 2013.
(32)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on January 17, 2013.
(33)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on January 25, 2013.
(34)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on January 31, 2013.
(35)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on February 7, 2013.
(36)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on February 22, 2013.
(37)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on February 28, 2013.
(38)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 7, 2013.
(39)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on March 14, 2013.
(40)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on March 15, 2013.
(41)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on March 15, 2013.
(42)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on March 21, 2013.
(43)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on March 28, 2013.
(44)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on April 4, 2013.
(45)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on April 11, 2013.
(46)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on April 18, 2013.

(47)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on April 25, 2013.
(48)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on May 2, 2013.
(49)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on May 9, 2013.
(50)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on May 23, 2013.
(51)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on May 31, 2013.
(52)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on June 6, 2013.
(53)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on June 13, 2013.
(54)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on June 20, 2013.
(55)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on June 27, 2013.
(56)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on July 5, 2013.
(57)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on July 11, 2013.
(58)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on July 18, 2013.
(59)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on July 25, 2013.
(60)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 1, 2013.
(61)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on August 8, 2013.
(62)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on August 15, 2013.
(63)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on August 22, 2013.
(64)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on September 6, 2013.
(65)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on September 12, 2013.
(66)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on September 19, 2013.
(67)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on September 26, 2013.
(68)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on October 3, 2013.
(69)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on October 10, 2013.
(70)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 51 to the Registration Statement on Form N-2, filed on October 18, 2013.
(71)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on October 24, 2013.
(72)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on October 31, 2013.
(73)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on November 7, 2013.
(74)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on November 15, 2013.

(75)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on November 21, 2013.
(76)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on November 29, 2013.
(77)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on December 5, 2013.
(78)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on December 12, 2013.
(79)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on December 19, 2013.
(80)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on December 27, 2013.
(81)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on January 3, 2014.
(82)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on January 9, 2014.
(83)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on January 16, 2014.
(84)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on January 24, 2014.
(85)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on January 30, 2014.
(86)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on February 6, 2014.
(87)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on February 13, 2014.
(88)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on February 19, 2014.
(89)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on February 21, 2014.
(90)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on February 27, 2014.
(91)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on March 6, 2014.
(92)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on March 11, 2014.
(93)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on March 13, 2014.
(94)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on March 20, 2014.
(95)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on March 27, 2014.
(96)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on April 3, 2014.
(97)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on April 7, 2014.
(98)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on April 10, 2014.
(99)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on April 16, 2014.
(100)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on April 17, 2014.
(101)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on April 24, 2014.
(102)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on May 1, 2014.

(103)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on May 8, 2014.
(104)	Incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-K, filed on August 25, 2014.
(105)	Incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K, filed on August 25, 2014.
(106)	Incorporated by reference from the Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 14, 2014.
(107)	Incorporated by reference to Exhibit 99.1 of the Registrant's Form 10-K/A, filed on November 3, 2014.
(108)	Incorporated by reference from the Registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 3, 2014.
(109)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 3, 2014.
(110)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 20, 2014.
(111)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 28, 2014.
(112)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 4, 2014.
(113)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 11, 2014.
(114)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 18, 2014.
(115)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on December 29, 2014.
(116)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on January 5, 2015.
(117)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 8, 2015.
(118)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 15, 2015.
(119)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on January 23, 2015.
(120)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on January 29, 2015.
(121)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on February 5, 2015.
(122)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on February 20, 2015.
(123)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on February 26, 2015.
(124)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on March 5, 2015.
(125)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on March 12, 2015.
(126)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 19, 2015.
(127)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on March 26, 2015.
(128)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on April 2, 2015.
(129)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on April 9, 2015.
(130)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on April 16, 2015.
(131)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on April 23, 2015.

(132)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on April 29, 2015.
(133)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on May 7, 2015.
(134)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on May 21, 2015.
(135)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on May 29, 2015.
(136)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on June 4, 2015.
(137)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on June 11, 2015.
(138)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on June 18, 2015.
(139)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on June 25, 2015.
(140)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 2, 2015.
(141)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on July 9, 2015.
(142)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on July 16, 2015.
(143)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on July 23, 2015.
(144)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on July 30, 2015.
(145)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on August 6, 2015.
(146)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on August 13, 2015.
(147)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on August 20, 2015.
(148)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 27, 2015.
(149)	Incorporated by reference to Exhibit 14 of the Registrant’s Form 10-K, filed on August 26, 2015.
(150)	Incorporated by reference from the Registrant's Pre-Effective Registration Statement on Form N-2, filed on August 31, 2015.
(151)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 10-K/A, filed on September 11, 2015.
(152)	Incorporated by reference to Exhibit 99.2 of the Registrant’s Form 10-K/A, filed on September 11, 2015.
(153)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on September 16, 2015.
(154)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on September 17, 2015.
(155)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on September 24, 2015.
(156)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on October 1, 2015.
(157)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on October 8, 2015.
(158)	Incorporated by reference from the Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 9, 2015.
(159)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on October 16, 2015.
(160)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on October 22, 2015.

(161)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on October 29, 2015.
(162)	Incorporated by reference from the Registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 2, 2015.
(163)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on November 4, 2015.
(164)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 19, 2015.
(165)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 27, 2015.
(166)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on December 3, 2015.
(167)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 10, 2015.
(168)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 17, 2015.
(169)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 24, 2015.
(170)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on December 31, 2015.
(171)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on January 7, 2016.
(172)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 14, 2016.
(173)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 22, 2016.
(174)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on February 12, 2016.
(175)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on March 3, 2016.
(176)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on March 10, 2016.
(177)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on March 17, 2016.
(178)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on March 24, 2016.
(179)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on March 31, 2016.
(180)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on April 7, 2016.
(181)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on April 14, 2016.
(182)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on April 21, 2016.
(183)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on April 28, 2016.
(184)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on May 5, 2016.
(185)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on May 12, 2016.
(186)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on May 26, 2016.
(187)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on June 3, 2016.
(188)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on June 9, 2016.

(189)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on June 16, 2016.
(190)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on June 23, 2016.
(191)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on June 30, 2016.
(192)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on July 8, 2016.
(193)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on July 14, 2016.
(194)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on July 21, 2016.
(195)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 28, 2016.
(196)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on August 4, 2016.
(197)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on August 11, 2016.
(198)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on August 18, 2016.
(199)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on August 25, 2016.
(200)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on September 1, 2016.
(201)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on September 15, 2016.
(202)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on September 22, 2016.
(203)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on September 29, 2016.
(204)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on October 6, 2016.
(205)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on October 14, 2016.
(206)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on October 20, 2016.
(207)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on October 27, 2016.
(208)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on November 3, 2016.
(209)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 25, 2016.
(210)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on December 1, 2016.
(211)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on December 8, 2016.
(212)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 15, 2016.
(213)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 22, 2016.
(214)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 30, 2016.
(215)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on January 6, 2017.
(216)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on January 12, 2017.

(217)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 20, 2017.
(218)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 26, 2017.
(219)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on February 2, 2017.
(220)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on February 9, 2017.
(221)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on February 24, 2017.
(222)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on March 2, 2017.
(223)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on March 9, 2017.
(224)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on March 16, 2017.
(225)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on March 23, 2017.
(226)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 30, 2017.
(227)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on April 6, 2017.
(228)	Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K, filed on April 11, 2017.
(229)	Incorporated by reference to Exhibit 1.1 of the Registrant's Form 8-K, filed on April 11, 2017.
(230)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on April 20, 2017.
(231)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on April 27, 2017.
(232)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on May 4, 2017.
(233)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on May 11, 2017.
(234)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on May 25, 2017.
(235)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on June 2, 2017.
(236)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on June 8, 2017.
(237)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on June 15, 2017.
(238)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on June 22, 2017.
(239)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on June 29, 2017.
(240)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on July 7, 2017.
(241)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 13, 2017.
(242)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on July 20, 2017.
(243)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on July 27, 2017.
(244)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on August 3, 2017.

(245)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on August 10, 2017.
(246)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on August 17, 2017.
(247)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on August 24, 2017.
(248)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on August 30, 2017.
(249)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 31, 2017.
(250)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on September 14, 2017.
(251)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on September 21, 2017.
(252)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on September 28, 2017.
(253)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on October 5, 2017.
(254)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on October 13, 2017.
(255)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on October 19, 2017.
(256)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on October 26, 2017.
(257)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 51 to the Registration Statement on Form N-2, filed on November 2, 2017.
(258)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 52 to the Registration Statement on Form N-2, filed on November 24, 2017.
(259)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 53 to the Registration Statement on Form N-2, filed on November 30, 2017.
(260)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 54 to the Registration Statement on Form N-2, filed on December 7, 2017.
(261)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 55 to the Registration Statement on Form N-2, filed on December 14, 2017.
(262)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 56 to the Registration Statement on Form N-2, filed on December 21, 2017.
(263)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 57 to the Registration Statement on Form N-2, filed on December 29, 2017.
(264)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 58 to the Registration Statement on Form N-2, filed on January 5, 2018.
(265)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 59 to the Registration Statement on Form N-2, filed on January 11, 2018.
(266)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 60 to the Registration Statement on Form N-2, filed on January 19, 2018.
(267)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 61 to the Registration Statement on Form N-2, filed on January 25, 2018.
(268)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 62 to the Registration Statement on Form N-2, filed on February 1, 2018.
(269)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 63 to the Registration Statement on Form N-2, filed on February 8, 2018.
(270)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 64 to the Registration Statement on Form N-2, filed on February 23, 2018.
(271)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 65 to the Registration Statement on Form N-2, filed on March 1, 2018.
(272)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 66 to the Registration Statement on Form N-2, filed on March 8, 2018.

(273)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 67 to the Registration Statement on Form N-2, filed on March 15, 2018.
(274)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 68 to the Registration Statement on Form N-2, filed on March 22, 2018.
(275)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 69 to the Registration Statement on Form N-2, filed on March 29, 2018.
(276)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 70 to the Registration Statement on Form N-2, filed on April 5, 2018.
(277)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 71 to the Registration Statement on Form N-2, filed on April 12, 2018.
(278)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 72 to the Registration Statement on Form N-2, filed on April 19, 2018.
(279)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 73 to the Registration Statement on Form N-2, filed on April 26, 2018.
(280)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 74 to the Registration Statement on Form N-2, filed on May 3, 2018.
(281)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 75 to the Registration Statement on Form N-2, filed on May 10, 2018.
(282)	Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K, filed on May 18, 2018.
(283)	Incorporated by reference to Exhibit 1.1 of the Registrant's Form 8-K, filed on May 18, 2018.
(284)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 78 to the Registration Statement on Form N-2, filed on May 24, 2018.
(285)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 79 to the Registration Statement on Form N-2, filed on June 1, 2018.
(286)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 80 to the Registration Statement on Form N-2, filed on June 7, 2018.
(287)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 81 to the Registration Statement on Form N-2, filed on June 20, 2018.
(288)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 82 to the Registration Statement on Form N-2, filed on June 21, 2018.
(289)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 83 to the Registration Statement on Form N-2, filed on June 28, 2018.
(290)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 84 to the Registration Statement on Form N-2, filed on July 2, 2018.
(291)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 85 to the Registration Statement on Form N-2, filed on July 6, 2018.
(292)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 86 to the Registration Statement on Form N-2, filed on July 12, 2018.
(293)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 87 to the Registration Statement on Form N-2, filed on July 19, 2018.
(294)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 88 to the Registration Statement on Form N-2, filed on July 26, 2018.
(295)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 89 to the Registration Statement on Form N-2, filed on August 2, 2018.
(296)	Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed on August 6, 2018.
(297)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 90 to the Registration Statement on Form N-2, filed on August 9, 2018.
(298)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 91 to the Registration Statement on Form N-2, filed on August 16, 2018.
(299)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 92 to the Registration Statement on Form N-2, filed on August 23, 2018.
(300)	Incorporated by reference to Exhibit 14 of the Registrant's Form 10-K/A, filed on October 20, 2016.
(301)	Incorporated by reference from the Registrant's Proxy Statement, filed on September 14, 2017.
(302)	Incorporated by reference from the Registrant’s Form 8-K, filed on December 14, 2017.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 28, 2018.

PROSPECT CAPITAL CORPORATION

By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN F. BARRY III	/s/ ANDREW C. COOPER
John F. Barry III	Andrew C. Cooper
Chairman of the Board, Chief Executive Officer and Director	Director
August 28, 2018	August 28, 2018

/s/ KRISTIN L. VAN DASK	/s/ WILLIAM J. GREMP
Kristin L. Van Dask	William J. Gremp
Chief Financial Officer	Director
August 28, 2018	August 28, 2018

/s/ M. GRIER ELIASEK	/s/ EUGENE S. STARK
M. Grier Eliasek	Eugene S. Stark
President, Chief Operating Officer and Director	Director
August 28, 2018	August 28, 2018