Form 10-Q
period 2018-09-30
PROSPECT CAPITAL CORP
filed 2018-11-06
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018 OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at November 6, 2018
$0.001 par value	365,480,989

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,”
“intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended June 30, 2018, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	September 30, 2018	June 30, 2018

	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $2,331,620 and $2,300,526, respectively)	$2,487,337	$2,404,326
Affiliate investments (amortized cost of $175,235 and $55,637, respectively)	95,993	58,436
Non-control/non-affiliate investments (amortized cost of $3,532,959 and $3,475,295, respectively)	3,353,353	3,264,517
Total investments at fair value (amortized cost of $6,039,814 and $5,831,458, respectively)	5,936,683	5,727,279
Cash	120,052	83,758
Receivables for:
Interest, net	23,516	19,783
Other	1,359	1,867
Due from broker (Note 6)	102,834	3,029
Deferred financing costs on Revolving Credit Facility (Note 4)	8,202	2,032
Due from Affiliate (Note 13)	5,888	88
Prepaid expenses	948	984
Total Assets	6,199,482	5,838,820
Liabilities
Revolving Credit Facility (Notes 4 and 8)	404,000	37,000
Convertible Notes (less unamortized debt issuance costs of $12,009 and $13,074, respectively) (Notes 5 and 8)	810,138	809,073
Prospect Capital InterNotes® (less unamortized debt issuance costs of $11,875 and $11,998, respectively) (Notes 7 and 8)	757,012	748,926
Public Notes (less unamortized discount and debt issuance costs of $12,219 and $11,007, respectively) (Notes 6 and 8)	687,706	716,810
Due to Prospect Capital Management (Note 13)	51,327	49,045
Interest payable	27,365	33,741
Dividends payable	21,914	21,865
Due to broker	—	6,159
Accrued expenses	4,535	5,426
Due to Prospect Administration (Note 13)	2,396	2,212
Other liabilities	2,145	1,516
Total Liabilities	2,768,538	2,431,773
Commitments and Contingencies (Note 3)	—	—
Net Assets	$3,430,944	$3,407,047

Components of Net Assets
Common stock, par value $0.001 per share (1,000,000,000 common shares authorized; 365,225,139 and 364,409,938 issued and outstanding, respectively) (Note 9)	$365	$364
Paid-in capital in excess of par (Note 9)	4,027,305	4,021,541
Accumulated overdistributed net investment income	(25,689)	(45,186)
Accumulated net realized loss	(467,906)	(465,493)
Net unrealized loss	(103,131)	(104,179)
Net Assets	$3,430,944	$3,407,047

Net Asset Value Per Share (Note 16)	$9.39	$9.35

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,
	2018	2017
Investment Income
Interest income:
Control investments	$56,454	$46,030
Affiliate investments	227	205
Non-control/non-affiliate investments	68,609	72,430
Structured credit securities	34,152	29,420
Total interest income	159,442	148,085
Dividend income:
Control investments	14,665	—
Non-control/non-affiliate investments	262	544
Total dividend income	14,927	544
Other income:
Control investments	2,791	2,091
Non-control/non-affiliate investments	3,262	7,859
Total other income (Note 10)	6,053	9,950
Total Investment Income	180,422	158,579
Operating Expenses
Base management fee (Note 13)	29,957	30,163
Income incentive fee (Note 13)	21,290	15,933
Interest and credit facility expenses	37,908	41,035
Allocation of overhead from Prospect Administration (Note 13)	3,365	3,528
Audit, compliance and tax related fees	393	1,088
Directors’ fees	79	113
Other general and administrative expenses	2,271	2,987
Total Operating Expenses	95,263	94,847
Net Investment Income	85,159	63,732
Net Realized and Net Change in Unrealized Gains (Losses) from Investments
Net realized gains
Control investments	1	9
Affiliate investments	—	846
Non-control/non-affiliate investments	1,040	582
Net realized gains	1,041	1,437
Net change in unrealized gains (losses)
Control investments	51,918	1,093
Affiliate investments	(13,755)	5,193
Non-control/non-affiliate investments	(37,114)	(59,037)
Net change in unrealized gains (losses)	1,049	(52,751)
Net Realized and Net Change in Unrealized Gains (Losses) from Investments	2,090	(51,314)
Net realized losses on extinguishment of debt	(3,454)	(445)
Net Increase in Net Assets Resulting from Operations	$83,795	$11,973
Net increase in net assets resulting from operations per share	$0.23	$0.03
Dividends declared per share	$(0.18)	$(0.23)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)
(Unaudited)

	Three Months Ended September 30,
	2018	2017
Operations
Net investment income	$85,159	$63,732
Net realized (losses) gains	(2,413)	992
Net change in net unrealized gains (losses)	1,049	(52,751)
Net Increase in Net Assets Resulting from Operations	83,795	11,973

Distributions to Shareholders
Distribution from net investment income	(65,693)	(81,647)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	(65,693)	(81,647)

Common Stock Transactions
Value of shares issued through reinvestment of dividends	5,795	1,713
Net Increase in Net Assets Resulting from Common Stock Transactions	5,795	1,713

Total Increase (Decrease) in Net Assets	23,897	(67,961)
Net assets at beginning of period	3,407,047	3,354,952
Net Assets at End of Period (Accumulated Overdistributed Net Investment Income of $25,689 and $72,726, respectively)	$3,430,944	$3,286,991

Common Stock Activity
Shares issued through reinvestment of dividends	815,201	233,489
Shares issued and outstanding at beginning of period	364,409,938	360,076,933
Shares Issued and Outstanding at End of Period	365,225,139	360,310,422

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Three Months Ended September 30,
	2018	2017
Operating Activities
Net increase in net assets resulting from operations	$83,795	$11,973
Net realized losses on extinguishment of debt	3,454	445
Net realized gains on investments	(1,041)	(1,437)
Net change in net unrealized (gains) losses on investments	(1,049)	52,751
Amortization of discounts and (accretion of premiums), net	(7,839)	11,133
Accretion of discount on Public Notes (Note 6)	131	69
Amortization of deferred financing costs	2,716	3,166
Payment-in-kind interest	(9,325)	(1,980)
Structuring fees	(2,854)	(2,285)
Change in operating assets and liabilities:
Payments for purchases of investments	(242,463)	(217,886)
Proceeds from sale of investments and collection of investment principal	55,166	310,894
Decrease in due to broker	(6,159)	(47,416)
Increase (Decrease) in due to Prospect Capital Management	2,282	(1,936)
Increase in interest receivable, net	(3,733)	(11,714)
Decrease in interest payable	(6,376)	(5,306)
Decrease in accrued expenses	(891)	(1,093)
Increase in due from broker	(99,805)	—
Increase in other liabilities	629	614
Decrease (Increase) in other receivables	508	(174)
Increase in due from Prospect Administration	—	(12)
Increase in due from affiliate	(5,800)	(4)
Decrease in prepaid expenses	36	144
Increase in due to Prospect Administration	184	—
Net Cash (Used in) Provided by Operating Activities	(238,434)	99,946
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	436,000	—
Principal payments under Revolving Credit Facility (Note 4)	(69,000)	—
Issuances of Public Notes, net of original issue discount (Note 6)	125,644	—
Redemptions of Public Notes (Note 6)	(153,536)	—
Issuances of Prospect Capital InterNotes® (Note 7)	39,757	27,402
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(31,794)	(91,864)
Financing costs paid and deferred	(12,494)	(729)
Dividends paid	(59,849)	(88,321)
Net Cash Provided by (Used in) Financing Activities	274,728	(153,512)

Net Increase (Decrease) in Cash	36,294	(53,566)
Cash at beginning of period	83,758	318,083
Cash at End of Period	$120,052	$264,517
Supplemental Disclosures
Cash paid for interest	$41,437	$43,106
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$5,795	$1,713
Cost basis of investments written off as worthless	$—	$310

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
(in thousands, except share data)

				September 30, 2018 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

CCPI Inc.(19)	Electronic Equipment, Instruments & Components	Senior Secured Term Loan A (10.00%, due 12/31/2020)(3)	12/13/2012	$2,825	$2,825	$2,825	0.1%
		Senior Secured Term Loan B (12.00% plus 7.00% PIK, due 12/31/2020)(3)(46)	12/13/2012	17,651	17,651	17,651	0.5%
		Common Stock (14,857 shares)(16)	12/13/2012		6,759	14,213	0.4%
					27,235	34,689	1.0%
CP Energy Services Inc.(20)	Energy Equipment & Services	Senior Secured Term Loan (13.34% (LIBOR + 11.00% with 1.00% LIBOR floor), due 12/29/2022)(11)	12/29/2017	35,048	35,048	35,048	1.0%
		Series B Convertible Preferred Stock (16.00%, 790 shares)(16)	10/30/2015		63,225	63,225	1.9%
		Common Stock (102,924 shares)(16)	8/2/2013		81,203	44,367	1.3%
					179,476	142,640	4.2%
Credit Central Loan Company, LLC(21)	Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2024)(14)(46)	6/24/2014	51,855	48,345	51,855	1.5%
		Class A Units (10,640,642 units)(14)(16)	6/24/2014		13,731	17,477	0.5%
		Net Revenues Interest (25% of Net Revenues)(14)(16)	1/28/2015		—	1,256	0.1%
					62,076	70,588	2.1%
Echelon Transportation, LLC (f/k/a Echelon Aviation, LLC)	Aerospace & Defense	Senior Secured Term Loan (11.83% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(13)(46)	3/31/2014	32,211	32,211	32,211	0.9%
		Senior Secured Term Loan (11.08% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 1.00% PIK, due 12/7/2024)(13)(46)	12/9/2016	17,012	17,012	17,012	0.5%
		Membership Interest (100%)(16)	3/31/2014		22,738	38,152	1.1%
					71,961	87,375	2.5%
First Tower Finance Company LLC(23)	Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 10.00% PIK, due 6/24/2019)(14)(46)	6/24/2014	272,170	272,170	272,170	7.9%
		Class A Units (95,709,910 units)(14)(16)	6/24/2014		81,146	173,571	5.1%
					353,316	445,741	13.0%
Freedom Marine Solutions, LLC(24)	Energy Equipment & Services	Membership Interest (100%)(16)	10/1/2009		43,592	14,600	0.4%
					43,592	14,600	0.4%
InterDent, Inc. (52)	Health Care Providers & Services	Senior Secured Term Loan A (7.74% (LIBOR + 5.50% with 0.75% LIBOR floor), due 9/5/2020)(13)	8/3/2012	77,994	77,994	77,994	2.3%
		Senior Secured Term Loan B (16.00% PIK, due 9/5/2020)(13)(46)	8/3/2012	103,090	103,090	103,090	3.0%
		Senior Secured Term Loan A/B (2.49% (LIBOR + 0.25% with 0.75% LIBOR floor), due 9/5/2020)(13)	8/1/2018	14,000	14,000	14,000	0.4%
		Senior Secured Term Loan C (18.00% PIK, due 9/5/2020)(46)	3/22/2018	35,766	35,766	25,215	0.7%
		Senior Secured Term Loan D (1.00% PIK, due 9/5/2020)(46)	9/19/2018	5,001	5,001	—	—%
		Warrants (to purchase 99,900 shares of Common Stock, expires 9/19/2030)(16)	2/23/2018		—	—	—%
					235,851	220,299	6.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				September 30, 2018 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

MITY, Inc.(25)	Commercial Services & Supplies	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 1/30/2020)(3)(11)	9/19/2013	$26,250	$26,250	$26,250	0.8%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 1/30/2020)(3)(11)(46)	6/23/2014	24,652	24,652	24,652	0.7%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due on demand)(14)	9/19/2013	5,702	7,200	5,702	0.2%
		Common Stock (42,053 shares)(16)	9/19/2013		6,849	1,121	—%
					64,951	57,725	1.7%
National Property REIT Corp.(26)	Equity Real Estate Investment Trusts (REITs) / Online Lending	Senior Secured Term Loan A (6.39% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 10.50% PIK, due 4/1/2019)(11)(46)	4/1/2014	293,203	293,203	293,203	8.5%
		Senior Secured Term Loan E (11.39% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 1.50% PIK, due 4/1/2019)(11)(46)	4/1/2014	217,960	217,960	217,960	6.4%
		Common Stock (3,102,279 shares)	12/31/2013		317,809	453,313	13.2%
		Net Operating Income Interest (5% of Net Operating Income)	12/31/2013		—	107,487	3.1%
					828,972	1,071,963	31.2%
Nationwide Loan Company LLC(27)	Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)(14)(46)	6/18/2014	17,410	17,410	17,410	0.5%
		Class A Units (32,456,159 units)(14)	1/31/2013		21,962	15,307	0.4%
					39,372	32,717	0.9%
NMMB, Inc.(28)	Media	Senior Secured Note (14.00%, due 5/6/2021)(3)	5/6/2011	3,714	3,714	3,714	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2021)(3)	6/12/2014	3,900	3,900	3,900	0.1%
		Series A Preferred Stock (7,200 shares)(16)	12/12/2013		7,200	6,971	0.2%
		Series B Preferred Stock (5,669 shares)(16)	12/12/2013		5,669	5,489	0.2%
					20,483	20,074	0.6%
Pacific World Corporation(40)	Personal Products	Revolving Line of Credit – $26,000 Commitment (9.46% (LIBOR + 7.25% with 1.00% LIBOR floor), due 9/26/2020)(13)(15)	9/26/2014	20,825	20,825	20,825	0.6%
		Senior Secured Term Loan A (7.46% (LIBOR + 5.25% with 1.00% LIBOR floor), due 9/26/2020)(13)	12/31/2014	96,000	96,000	96,000	2.8%
		Senior Secured Term Loan B (11.46% PIK (LIBOR + 9.25% with 1.00% LIBOR floor), in non-accrual status effective 5/21/2018, due 9/26/2020)(13)	12/31/2014	99,166	96,500	47,333	1.4%
		Convertible Preferred Equity (100,000 shares)(16)	6/15/2018		15,000	—	—%
		Common Stock (6,778,414 shares)(16)	9/29/2017		—	—	—%
					228,325	164,158	4.8%
R-V Industries, Inc.	Machinery	Senior Subordinated Note (11.39% (LIBOR + 9.00% with 1.00% LIBOR floor), due 3/31/2022)(3)(11)	6/12/2013	28,622	28,622	24,782	0.7%
		Common Stock (745,107 shares)(16)	6/26/2007		6,866	—	—%
					35,488	24,782	0.7%
SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company)(29)	Energy Equipment & Services	Series A Convertible Preferred Stock (99,900 shares)(16)	11/8/2013		—	2,201	0.1%
		Common Stock (100 shares)(16)	11/8/2013		—	—	—%
					—	2,201	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				September 30, 2018 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

USES Corp.(30)	Commercial Services & Supplies	Senior Secured Term Loan A (9.00% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	3/31/2014	$37,821	$31,601	$15,807	0.5%
		Senior Secured Term Loan B (15.50% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	3/31/2014	49,787	35,568	—	—%
		Common Stock (268,962 shares)(16)	6/15/2016		—	—	—%
					67,169	15,807	0.5%
Valley Electric Company, Inc.(31)	Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2024)(3)(11)(46)	12/31/2012	10,430	10,430	10,430	0.3%
		Senior Secured Note (8.00% plus 10.00% PIK, due 6/23/2024)(46)	6/24/2014	32,881	32,881	32,881	1.0%
		Consolidated Revenue Interest (2.0%)(38)	6/22/2018		—	3,328	0.1%
		Common Stock (50,000 shares)	12/31/2012		26,204	35,304	1.0%
					69,515	81,943	2.4%
Wolf Energy, LLC(32)	Energy Equipment & Services	Membership Interest (100%)(16)	7/1/2014		—	—	—%
		Membership Interest in Wolf Energy Services Company, LLC (100%)(16)	3/14/2017		3,838	22	—%
		Net Profits Interest (8% of Equity Distributions)(4)(16)	4/15/2013		—	13	—%
					3,838	35	—%
Total Control Investments (Level 3)					$2,331,620	$2,487,337	72.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				September 30, 2018 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Affiliate Investments (5.00% to 24.99% voting control)(48)

Edmentum Ultimate Holdings, LLC(22)	Diversified Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $8,032 Commitment (5.00% PIK, due 12/9/2021)(15)(46)	6/9/2015	$177	$177	$177	—%
		Unsecured Senior PIK Note (8.50% PIK, due 12/9/2021)(46)	6/9/2015	7,683	7,683	7,683	0.2%
		Unsecured Junior PIK Note (10.00% PIK, in non-accrual status effective 1/1/2017, due 12/9/2021)	6/9/2015	36,127	23,829	17,793	0.5%
		Class A Units (370,964 units)(16)	6/9/2015		6,577	—	—%
					38,266	25,653	0.7%
Nixon, Inc.(39)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)(16)	5/12/2017		—	—	—%
					—	—	—%
Targus Cayman HoldCo Limited(33)	Textiles, Apparel & Luxury Goods	Common Stock (7,383,395 shares)(16)	5/24/2011		9,878	19,670	0.6%
					9,878	19,670	0.6%
United Sporting Companies, Inc.(18)	Distributors	Second Lien Term Loan (13.24% (LIBOR + 11.00% with 1.75% LIBOR floor) plus 2.00% PIK, in non-accrual status effective 4/1/2017, due 11/16/2019)(13)	9/28/2012	154,814	127,091	50,670	1.5%
		Common Stock (218,941 shares)(16)	5/2/2017		—	—	—%
					127,091	50,670	1.5%
Total Affiliate Investments (Level 3)					$175,235	$95,993	2.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				September 30, 2018 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

ACE Cash Express, Inc.	Consumer Finance	Senior Secured Note (12.00%, due 12/15/2022)(8)(14)	12/15/2017	$20,000	$19,748	$21,371	0.6%
					19,748	21,371	0.6%
AgaMatrix, Inc.	Health Care Equipment & Supplies	Senior Secured Term Loan (11.39% (LIBOR + 9.00% with 1.25% LIBOR floor), due 9/29/2022)(3)(11)	9/29/2017	35,380	35,380	35,380	1.0%
					35,380	35,380	1.0%
American Gilsonite Company(34)	Chemicals	Membership Interest (0.05%, 131 shares)(16)	3/14/2008		—	—	—%
					—	—	—%
Apidos CLO IX	Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 7/15/2023)(5)(14)(17)	7/11/2012	23,525	21	76	—%
					21	76	—%
Apidos CLO XI	Structured Finance	Subordinated Notes (Residual Interest, current yield 7.90%, due 10/17/2028)(5)(14)	1/17/2013	40,500	32,510	25,231	0.7%
					32,510	25,231	0.7%
Apidos CLO XII	Structured Finance	Subordinated Notes (Residual Interest, current yield 13.71%, due 4/15/2031)(5)(14)	4/18/2013	52,203	34,302	26,718	0.8%
					34,302	26,718	0.8%
Apidos CLO XV	Structured Finance	Subordinated Notes (Residual Interest, current yield 12.85%, due 4/20/2031)(5)(14)	10/16/2013	48,515	35,499	27,161	0.8%
					35,499	27,161	0.8%
Apidos CLO XXII	Structured Finance	Subordinated Notes (Residual Interest, current yield 11.34%, due 10/20/2027)(5)(6)(14)	10/14/2015	31,350	27,848	25,122	0.7%
					27,848	25,122	0.7%
Ark-La-Tex Wireline Services, LLC	Energy Equipment & Services	Senior Secured Term Loan B (13.76% (LIBOR + 11.50% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 4/8/2019)(13)	4/8/2014	25,595	1,145	787	—%
					1,145	787	—%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	Revolving Line of Credit – $7,000 Commitment (10.84% (LIBOR + 8.50% with 1.50% LIBOR floor), due 8/21/2019)(11)	2/21/2013	7,000	7,000	6,869	0.2%
		Senior Term Loan (10.84% (LIBOR + 8.50% with 1.50% LIBOR floor), due 2/21/2020)(3)(11)	2/21/2013	77,509	77,509	76,063	2.2%
					84,509	82,932	2.4%
ATS Consolidated, Inc.	Electronic Equipment, Instruments & Components	Second Lien Term Loan (9.99% (LIBOR + 7.75%), due 2/27/2026)(8)(13)	3/19/2018	15,000	14,860	15,300	0.5%
					14,860	15,300	0.5%
Autodata, Inc./ Autodata Solutions, Inc.(9)	Software	Second Lien Term Loan (9.49% (LIBOR + 7.25%), due 12/12/2025)(3)(8)(13)	12/14/2017	6,000	5,973	5,973	0.2%
					5,973	5,973	0.2%
Barings CLO 2018-III (f/k/a Babson CLO Ltd. 2014-III)	Structured Finance	Subordinated Notes (Residual Interest, current yield 11.98%, due 7/20/2029)(5)(6)(14)	6/14/2018	83,098	51,204	44,371	1.3%
					51,204	44,371	1.3%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	Senior Secured Note (10.39% (LIBOR + 8.00% with 1.25% LIBOR floor), due 12/02/2022)(3)(11)	12/4/2017	272,618	272,618	272,618	7.9%
					272,618	272,618	7.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				September 30, 2018 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Brookside Mill CLO Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 8.07%, due 1/18/2028)(5)(14)	5/23/2013	$36,300	$18,865	$13,535	0.4%
					18,865	13,535	0.4%
California Street CLO IX Ltd. (f/k/a Symphony CLO IX Ltd.)	Structured Finance	Preference Shares (Residual Interest, current yield 10.74%, due 10/16/2028)(5)(14)	5/8/2012	58,915	41,855	35,997	1.1%
					41,855	35,997	1.1%
Candle-Lite Company, LLC	Household Products	Senior Secured Term Loan A (7.81% (LIBOR + 5.50% with 1.25% LIBOR floor), due 1/23/2023)(3)(11)	1/23/2018	12,375	12,375	12,375	0.3%
		Senior Secured Term Loan B (11.81% (LIBOR + 9.50% with 1.25% LIBOR floor), due 1/23/2023)(3)(11)	1/23/2018	12,500	12,500	12,500	0.4%
					24,875	24,875	0.7%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan (10.49% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(8)(13)	10/7/2014	101,030	100,690	101,030	2.9%
					100,690	101,030	2.9%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 21.10%, due 7/15/2030)(5)(6)(14)	6/29/2018	25,534	18,797	19,440	0.6%
					18,797	19,440	0.6%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 17.37%, due 10/20/2029)(5)(6)(14)	9/13/2016	32,200	32,705	28,604	0.8%
					32,705	28,604	0.8%
Carlyle C17 CLO Limited (f/k/a Cent CLO 17 Limited)	Structured Finance	Subordinated Notes (Residual Interest, current yield 18.32%, due 4/30/2031)(5)(14)	5/10/2018	24,870	15,850	15,386	0.5%
					15,850	15,386	0.5%
Cent CLO 20 Limited	Structured Finance	Subordinated Notes (Residual Interest, current yield 14.96%, due 1/25/2026)(5)(14)	1/15/2014	40,275	30,792	28,127	0.8%
					30,792	28,127	0.8%
Cent CLO 21 Limited	Structured Finance	Subordinated Notes (Residual Interest, current yield 14.61%, due 7/27/2030)(5)(6)(14)	6/18/2014	49,552	38,539	31,536	0.9%
					38,539	31,536	0.9%
Cent CLO 21 Limited	Structured Finance	Class E Notes (10.99% (LIBOR + 8.65%), due 7/27/2030)(6)(11)(14)(37)	7/27/2018	10,591	9,971	10,866	0.3%
					9,971	10,866	0.3%
Centerfield Media Holding Company(35)	IT Services	Senior Secured Term Loan A (9.34% (LIBOR + 7.00% with 2.00% LIBOR floor), due 1/17/2022)(3)(11)	1/17/2017	75,732	75,732	75,732	2.2%
		Senior Secured Term Loan B (14.84% (LIBOR + 12.50% with 2.00% LIBOR floor), due 1/17/2022)(11)	1/17/2017	78,100	78,100	78,100	2.3%
					153,832	153,832	4.5%
CIFC Funding 2013-III-R, Ltd. (f/k/a CIFC Funding 2013-III, Ltd.)	Structured Finance	Subordinated Notes (Residual Interest, current yield 14.53%, due 4/24/2031)(5)(14)	4/5/2018	44,100	28,368	25,184	0.7%
					28,368	25,184	0.7%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 16.81%, due 4/28/2031)(5)(14)	11/14/2013	45,500	32,857	27,855	0.8%
					32,857	27,855	0.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				September 30, 2018 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

CIFC Funding 2014-IV Investor, Ltd.	Structured Finance	Income Notes (Residual Interest, current yield 8.31%, due 10/19/2026)(5)(6)(14)	9/3/2014	$41,500	$28,175	$22,084	0.6%
					28,175	22,084	0.6%
CIFC Funding 2014-V, Ltd.	Structured Finance	Class F Notes (10.88% (LIBOR + 8.50%), due 10/17/2031)(6)(11)(14)(37)	9/27/2018	10,250	9,943	9,942	0.3%
					9,943	9,942	0.3%
CIFC Funding 2016-I, Ltd.	Structured Finance	Income Notes (Residual Interest, current yield 13.13%, due 10/21/2028)(5)(6)(14)	12/21/2016	34,000	31,247	28,351	0.8%
					31,247	28,351	0.8%
Cinedigm DC Holdings, LLC	Entertainment	Senior Secured Term Loan (11.31% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(11)(46)	2/28/2013	29,965	29,915	29,965	0.9%
					29,915	29,965	0.9%
Class Appraisal, LLC	Real Estate Management & Development	Revolving Line of Credit – $1,500 Commitment (10.64% (LIBOR + 8.25% with 1.50% LIBOR floor), due 3/12/2020)(11)(15)	3/12/2018	—	—	—	—%
		Senior Secured Term Loan (10.64% (LIBOR + 8.25% with 1.50% LIBOR floor), due 3/10/2023)(3)(11)	3/12/2018	41,580	41,580	41,580	1.2%
					41,580	41,580	1.2%
Coverall North America, Inc.	Commercial Services & Supplies	Senior Secured Term Loan A (8.34% (LIBOR + 6.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	11/2/2015	16,225	16,225	16,225	0.5%
		Senior Secured Term Loan B (13.34% (LIBOR + 11.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	11/2/2015	24,375	24,375	24,375	0.7%
					40,600	40,600	1.2%
CP VI Bella Midco	IT Services	Second Lien Term Loan (8.99% (LIBOR + 6.75%, due 12/29/2025)(8)(13)	12/28/2017	5,500	5,486	5,486	0.2%
					5,486	5,486	0.2%
Digital Room, LLC	Commercial Services & Supplies	First Lien Term Loan (7.25% (LIBOR + 5.00% with 1.00% LIBOR floor), due 12/29/2023)(3)(8)(13)	2/9/2018	9,925	9,836	9,925	0.3%
		Second Lien Term Loan (11.00% (LIBOR + 8.75% with 1.00% LIBOR floor), due 12/29/2024)(3)(8)(13)	2/8/2018	57,100	56,326	57,100	1.7%
					66,162	67,025	2.0%
Dunn Paper, Inc.	Paper & Forest Products	Second Lien Term Loan (10.99% (LIBOR + 8.75% with 1.00% LIBOR floor), due 8/26/2023)(3)(8)(13)	10/7/2016	11,500	11,337	11,337	0.3%
					11,337	11,337	0.3%
Dynatrace, LLC	Software	Second Lien Term Loan (9.22% (LIBOR + 7.00%), due 8/23/2026)(8)(13)	8/23/2018	3,000	2,993	2,993	0.1%
					2,993	2,993	0.1%
Easy Gardener Products, Inc.	Household Durables	Senior Secured Term Loan (12.34% (LIBOR + 10.00% with 0.25% LIBOR floor), due 09/30/2020)(3)(11)	10/2/2015	16,894	16,894	15,399	0.5%
					16,894	15,399	0.5%
Engine Group, Inc.(7)	Media	Senior Secured Term Loan (7.39% (LIBOR + 5.00% with 1.00% LIBOR floor), due 9/15/2022)(8)(11)	9/25/2017	4,710	4,710	4,690	0.1%
		Second Lien Term Loan (11.39% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/15/2023)(3)(8)(11)	9/25/2017	35,000	35,000	34,320	1.0%
					39,710	39,010	1.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				September 30, 2018 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

EXC Holdings III Corp	Technology Hardware, Storage & Peripherals	Second Lien Term Loan (10.04% (LIBOR + 7.50% with 1.00% LIBOR floor), due 12/01/2025)(8)(10)	12/5/2017	$12,500	$12,388	$12,500	0.4%
					12,388	12,500	0.4%
Fleetwash, Inc.	Commercial Services & Supplies	Senior Secured Term Loan B (11.34% (LIBOR + 9.00% with 1.00% LIBOR floor), due 4/30/2022)(3)(11)	4/30/2014	21,544	21,544	21,544	0.6%
		Delayed Draw Term Loan – $15,000 Commitment (10.34% (LIBOR + 8.00% with 1.00% LIBOR floor), expires 4/30/2022)(11)(15)	4/30/2014	—	—	—	—%
					21,544	21,544	0.6%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 10.89%, due 10/15/2030)(5)(14)	3/14/2013	50,525	35,233	30,617	0.9%
					35,233	30,617	0.9%
Galaxy XXVII CLO, Ltd. (f/k/a Galaxy XVI CLO, Ltd.)	Structured Finance	Subordinated Notes (Residual Interest, current yield 10.28%, due 5/16/2031)(5)(14)	4/17/2018	24,575	16,495	13,668	0.4%
					16,495	13,668	0.4%
Galaxy XXVIII CLO, Ltd. (f/k/a Galaxy XVII CLO, Ltd.)	Structured Finance	Subordinated Notes (Residual Interest, current yield 10.85%, due 7/15/2031)(5)(6)(14)	6/27/2014	39,905	28,281	18,664	0.5%
					28,281	18,664	0.5%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Class F Junior Notes (10.82% (LIBOR + 8.48%), due 7/15/2031)(6)(11)(14)(37)	7/16/2018	6,658	6,171	6,616	0.2%
					6,171	6,616	0.2%
H.I.G. ECI Merger Sub, Inc.	IT Services	Senior Secured Term Loan A (7.84% (LIBOR + 5.50% with 1.50% LIBOR floor), due 5/31/2023)(3)(11)	5/31/2018	44,576	44,576	44,576	1.3%
		Senior Secured Term Loan B (12.84% (LIBOR + 10.50% with 1.50% LIBOR floor), due 5/31/2023)(3)(11)	5/31/2018	29,900	29,900	29,900	0.9%
					74,476	74,476	2.2%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 8/15/2023)(5)(14)(17)	8/21/2012	23,188	3,844	4,665	0.1%
					3,844	4,665	0.1%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 4/15/2025)(5)(14)(17)	3/28/2013	40,400	21,359	13,109	0.4%
					21,359	13,109	0.4%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 1.35%, due 4/18/2026)(5)(14)	3/6/2014	24,500	13,315	11,201	0.3%
					13,315	11,201	0.3%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 4/28/2025)(5)(6)(14)(17)	4/28/2014	41,164	23,151	16,598	0.5%
					23,151	16,598	0.5%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 20.18%, due 10/18/2027)(5)(6)(14)	9/3/2015	39,598	34,437	32,319	0.9%
					34,437	32,319	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				September 30, 2018 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halyard MD OPCO, LLC	Media	Revolving Line of Credit – $2,000 Commitment (10.39% (LIBOR + 8.00%), due 2/6/2020)(11)(15)	8/6/2018	$—	$—	$—	—%
		First Lien Term Loan (10.39% (LIBOR + 8.00% with 2.00% LIBOR floor), due 8/6/2023)(11)	8/6/2018	11,925	11,925	11,925	0.4%
		Delayed Draw Term Loan – $3,500 Commitment (10.39% (LIBOR + 8.00% with 2.00% LIBOR floor), due 8/6/2019)(11)(15)	8/6/2018	—	—	—	—%
					11,925	11,925	0.4%
Harbortouch Payments, LLC	Commercial Services & Supplies	Escrow Receivable	3/31/2014		—	932	—%
					—	932	—%
HarbourView CLO VII-R, Ltd. (f/k/a HarbourView CLO VII, Ltd.)	Structured Finance	Subordinated Notes (Residual Interest, current yield 18.02%, due 7/18/2031)(5)(6)(14)	6/10/2015	19,025	14,029	13,632	0.4%
					14,029	13,632	0.4%
Help/Systems Holdings, Inc.	Software	Second Lien Term Loan (9.99% (LIBOR + 7.75%), due 3/27/2026)(3)(8)(13)	4/17/2018	11,293	11,246	11,293	0.3%
					11,246	11,293	0.3%
Ingenio, LLC	Interactive Media & Services	Senior Secured Term Loan (9.91% (LIBOR + 7.50% with 1.25% LIBOR floor), due 9/26/2022)(3)(8)(11)	9/25/2017	9,647	9,647	9,647	0.3%
					9,647	9,647	0.3%
Inpatient Care Management Company, LLC	Health Care Providers & Services	Senior Secured Term Loan (10.34% (LIBOR + 8.00% with 1.00% LIBOR floor), due 6/8/2021)(3)(11)	6/8/2016	21,713	21,713	21,713	0.6%
					21,713	21,713	0.6%
Janus International Group, LLC	Building Products	Second Lien Term Loan (9.99% (LIBOR + 7.75% with 1.00% LIBOR floor), due 2/12/2026)(3)(8)(13)	2/22/2018	20,000	19,824	20,000	0.6%
					19,824	20,000	0.6%
JD Power and Associates	Capital Markets	Second Lien Term Loan (10.74% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/7/2024)(3)(8)(13)	9/16/2016	26,675	26,531	26,675	0.8%
					26,531	26,675	0.8%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 11.66%, due 10/20/2031)(5)(6)(14)	7/28/2015	23,594	18,297	12,917	0.4%
					18,297	12,917	0.4%
K&N Parent, Inc.	Auto Components	Second Lien Term Loan (11.14% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/21/2024)(3)(8)(11)	10/20/2016	25,887	25,388	24,851	0.7%
					25,388	24,851	0.7%
Keystone Acquisition Corp.(36)	Health Care Providers & Services	Second Lien Term Loan (11.64% (LIBOR + 9.25% with 1.00% LIBOR floor), due 5/1/2025)(3)(8)(11)	5/18/2017	50,000	50,000	50,000	1.5%
					50,000	50,000	1.5%
LCM XIV Ltd.	Structured Finance	Income Notes (Residual Interest, current yield 16.64%, due 7/21/2031)(5)(14)	7/11/2013	49,934	27,644	24,770	0.7%
					27,644	24,770	0.7%
Madison Park Funding IX, Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 8/15/2022)(5)(14)(17)	7/18/2012	43,110	1,994	1,624	0.1%
					1,994	1,624	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				September 30, 2018 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Maverick Healthcare Equity, LLC	Health Care Providers & Services	Preferred Units (10.00%, 1,250,000 units)(16)	10/31/2007		$1,252	$262	—%
		Class A Common Units (1,250,000 units)(16)	10/31/2007		—	—	—%
					1,252	262	—%
MedMark Services, Inc.(51)	Health Care Providers & Services	Second Lien Term Loan (10.35% (LIBOR + 8.25% with 1.00% LIBOR floor), due 3/1/2025)(3)(8)(13)	3/16/2018	$7,000	6,935	6,935	0.2%
					6,935	6,935	0.2%
Memorial MRI & Diagnostic, LLC	Health Care Providers & Services	Senior Secured Term Loan (10.89% (LIBOR + 8.50% with 1.00% LIBOR floor), due 3/16/2022)(11)	3/16/2017	36,735	36,735	36,735	1.1%
					36,735	36,735	1.1%
Mobile Posse, Inc.	Media	First Lien Term Loan (10.89% (LIBOR + 8.50% with 2.00% LIBOR floor), due 4/3/2023)(3)(11)	4/3/2018	27,400	27,400	27,400	0.8%
					27,400	27,400	0.8%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 13.74%, due 10/15/2030)(5)(14)	5/1/2013	43,650	28,823	23,281	0.7%
					28,823	23,281	0.7%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 18.61%, due 7/15/2031)(5)(6)(14)	6/25/2015	47,830	31,489	34,290	1.0%
					31,489	34,290	1.0%
MRP Holdco, Inc.	Professional Services	Senior Secured Term Loan A (6.74% (LIBOR + 4.50% with 1.50% LIBOR floor), due 4/17/2024)(3)(13)	4/17/2018	42,785	42,785	42,785	1.2%
		Senior Secured Term Loan B (10.74% (LIBOR + 8.50% with 1.50% LIBOR floor), due 4/17/2024)(13)	4/17/2018	43,000	43,000	43,000	1.3%
					85,785	85,785	2.5%
Octagon Investment Partners XV, Ltd.	Structured Finance	Income Notes (Residual Interest, current yield 14.33%, due 7/19/2030)(5)(14)	2/20/2013	42,064	32,187	26,641	0.8%
					32,187	26,641	0.8%
Octagon Investment Partners 18-R Ltd. (f/k/a Octagon Investment Partners XVIII, Ltd.)	Structured Finance	Subordinated Notes (Residual Interest, current yield 19.07%, due 4/16/2031)(5)(6)(14)	8/17/2015	46,016	27,409	25,634	0.8%
					27,409	25,634	0.8%
Pearl Intermediate Parent LLC	Health Care Providers & Services	Second Lien Term Loan (8.42% (LIBOR + 6.25%), due 2/15/2026)(8)(13)	2/28/2018	5,000	4,977	4,977	0.1%
					4,977	4,977	0.1%
PeopleConnect Intermediate, LLC (f/k/a Intelius, Inc.)	Interactive Media & Services	Revolving Line of Credit – $1,000 Commitment (11.84% (LIBOR + 9.50% with 1.00% LIBOR floor), due 7/1/2020)(11)(15)	7/1/2015	500	500	500	—%
		Senior Secured Term Loan A (8.84% (LIBOR + 6.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)	7/1/2015	18,548	18,548	18,548	0.5%
		Senior Secured Term Loan B (14.84% (LIBOR + 12.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)	7/1/2015	20,023	20,023	20,023	0.6%
					39,071	39,071	1.1%
PGX Holdings, Inc.	Diversified Consumer Services	Second Lien Term Loan (11.24% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(13)	9/29/2014	118,289	118,289	118,289	3.5%
					118,289	118,289	3.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				September 30, 2018 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

PharMerica Corporation	Pharmaceuticals	Second Lien Term Loan (9.90% (LIBOR + 7.75% with 1.00% LIBOR floor), due 12/7/2025)(3)(8)(13)	12/7/2017	$12,000	$11,882	$12,000	0.4%
					11,882	12,000	0.4%
Photonis Technologies SAS	Electronic Equipment, Instruments & Components	First Lien Term Loan (9.89% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(8)(11)(14)	9/10/2013	12,872	12,572	12,566	0.4%
					12,572	12,566	0.4%
PlayPower, Inc.	Leisure Products	Second Lien Term Loan (11.14% (LIBOR + 8.75% with 1.00% LIBOR floor), due 6/23/2022)(3)(8)(11)	6/23/2015	11,000	10,910	11,000	0.3%
					10,910	11,000	0.3%
Research Now Group, Inc. & Survey Sampling International LLC	Professional Services	First Lien Term Loan (7.74% (LIBOR + 5.50% with 1.00% LIBOR floor), due 12/20/2024)(8)(13)	1/5/2018	9,925	9,461	9,815	0.3%
		Second Lien Term Loan (11.74% (LIBOR + 9.50% with 1.00% LIBOR floor), due 12/20/2025)(8)(13)	1/5/2018	50,000	46,848	48,282	1.4%
					56,309	58,097	1.7%
RGIS Services, LLC	Commercial Services & Supplies	Senior Secured Term Loan (9.74% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(3)(8)(13)	4/20/2017	15,173	15,113	14,320	0.4%
					15,113	14,320	0.4%
RME Group Holding Company	Media	Senior Secured Term Loan A (8.39% (LIBOR + 6.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	5/4/2017	34,958	34,958	34,958	1.0%
		Senior Secured Term Loan B (13.39% (LIBOR + 11.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	5/4/2017	24,286	24,286	24,286	0.7%
					59,244	59,244	1.7%
Rocket Software, Inc.	Software	Second Lien Term Loan (11.89% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/14/2024)(3)(8)(11)	10/20/2016	50,000	49,250	50,000	1.5%
					49,250	50,000	1.5%
Romark WM-R Ltd. (f/k/a Washington Mill CLO Ltd.)	Structured Finance	Subordinated Notes (Residual Interest, current yield 14.02%, due 4/20/2031)(5)(6)(14)	5/15/2014	27,725	21,966	16,599	0.5%
					21,966	16,599	0.5%
Rosa Mexicano	Hotels, Restaurants & Leisure	Revolving Line of Credit – $2,500 Commitment (9.89% (LIBOR + 7.50% with 1.50% LIBOR floor), due 3/29/2023(11)(15)	3/29/2018	—	—	—	—%
		Senior Secured Term Loan (9.89% (LIBOR + 7.50% with 1.50% LIBOR floor), due 3/29/2023(3)(11)	3/29/2018	29,625	29,625	29,625	0.9%
					29,625	29,625	0.9%
SCS Merger Sub, Inc.	IT Services	Second Lien Term Loan (11.74% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/30/2023)(3)(8)(13)	11/6/2015	20,000	19,624	20,000	0.6%
					19,624	20,000	0.6%
Securus Technologies Holdings, Inc.	Communications Equipment	Second Lien Term Loan (10.49% (LIBOR + 8.25% with 1.00% LIBOR floor), due 11/01/2025)(3)(8)(13)	11/3/2017	48,000	47,872	48,000	1.4%
					47,872	48,000	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				September 30, 2018 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

SEOTownCenter, Inc.	IT Services	Senior Secured Term Loan A (9.84% (LIBOR + 7.50% with 2.00% LIBOR floor), due 4/07/2023)(3)(11)	4/10/2018	$24,500	$24,500	$24,500	0.7%
		Senior Secured Term Loan B (14.84% (LIBOR + 12.50% with 2.00% LIBOR floor), due 4/07/2023)(3)(11)	4/10/2018	17,000	17,000	17,000	0.5%
					41,500	41,500	1.2%
SESAC Holdco II LLC	Entertainment	Second Lien Term Loan (9.49% (LIBOR + 7.25% with 1.00% LIBOR floor), due 2/23/2025)(8)(13)	3/2/2017	3,000	2,976	2,976	0.1%
					2,976	2,976	0.1%
SMG US Midco	Hotels, Restaurants & Leisure	Second Lien Term Loan (9.24% (LIBOR + 7.00%), due 1/23/2026)(3)(8)(13)	1/23/2018	7,500	7,483	7,483	0.2%
					7,483	7,483	0.2%
Spartan Energy Services, Inc.	Energy Equipment & Services	Senior Secured Term Loan A (8.08% (LIBOR + 6.00% with 1.00% LIBOR floor), due 12/28/2018)(13)	10/20/2014	13,156	12,840	13,156	0.4%
		Senior Secured Term Loan B (14.08% PIK (LIBOR + 12.00% with 1.00% LIBOR floor), due 12/28/2018)(13)(46)	10/20/2014	18,899	18,174	18,899	0.5%
					31,014	32,055	0.9%
Spectrum Holdings III Corp	Health Care Equipment & Supplies	Second Lien Term Loan (9.24% (LIBOR + 7.00% with 1.00% LIBOR floor), due 1/31/2026)(8)(13)	1/31/2018	7,500	7,465	7,465	0.2%
					7,465	7,465	0.2%
Strategic Materials	Household Durables	Second Lien Term Loan (10.09% (LIBOR + 7.75% with 1.00% LIBOR floor), due 11/1/2025)(3)(8)(11)	11/1/2017	7,000	6,938	6,360	0.2%
					6,938	6,360	0.2%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interests(43)	12/4/2006		—	—	—%
					—	—	—%
Sudbury Mill CLO Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 8.52%, due 1/17/2026)(5)(14)	12/5/2013	28,200	18,119	15,178	0.4%
					18,119	15,178	0.4%
Symphony CLO XIV Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 0.92%, due 7/14/2026)(5)(6)(14)	5/29/2014	49,250	33,606	25,550	0.7%
					33,606	25,550	0.7%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 8.39%, due 10/17/2026)(5)(14)	11/17/2014	50,250	39,265	31,922	0.9%
					39,265	31,922	0.9%
TGP HOLDINGS III LLC	Household Durables	Second Lien Term Loan (10.86% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/25/2025)(8)(11)	10/3/2017	3,000	2,961	2,961	0.1%
					2,961	2,961	0.1%
TouchTunes Interactive Networks, Inc.	Entertainment	Second Lien Term Loan (10.36% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(3)(8)(13)	5/29/2015	14,000	13,931	14,000	0.4%
					13,931	14,000	0.4%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan (11.89% (LIBOR + 8.50% with 1.50% LIBOR floor), due 1/26/2023)(3)(11)	1/26/2018	174,191	174,191	174,191	5.1%
					174,191	174,191	5.1%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				September 30, 2018 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Transplace Holdings, Inc.	Transportation Infrastructure	Second Lien Term Loan (10.90% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/6/2025)(3)(8)(13)	10/5/2017	$28,104	$27,515	$28,104	0.8%
					27,515	28,104	0.8%
Turning Point Brands, Inc.(42)	Tobacco	Second Lien Term Loan (9.15% (LIBOR + 7.00%), due 3/7/2024)(3)(8)(13)	2/17/2017	14,500	14,399	14,399	0.4%
					14,399	14,399	0.4%
Universal Fiber Systems, LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan (11.70% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/02/2022)(3)(8)(12)	10/2/2015	37,000	36,578	37,000	1.1%
					36,578	37,000	1.1%
Universal Turbine Parts, LLC	Trading Companies & Distributors	Senior Secured Term Loan A (8.09% (LIBOR + 5.75% with 1.00% LIBOR floor), due 7/22/2021)(11)	7/22/2016	31,200	31,200	27,181	0.8%
		Senior Secured Term Loan B (14.09% (LIBOR + 11.75% with 1.00% LIBOR floor), in non-accrual status effective 7/1/2018, due 7/22/2021)(11)	7/22/2016	32,500	32,500	17,948	0.5%
					63,700	45,129	1.3%
USG Intermediate, LLC	Leisure Products	Revolving Line of Credit – $2,000 Commitment (11.49% (LIBOR + 9.25% with 1.00% LIBOR floor), due 8/24/2019)(13)(15)	4/15/2015	1,500	1,500	1,500	0.1%
		Senior Secured Term Loan A (8.99% (LIBOR + 6.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(13)	4/15/2015	10,560	10,560	10,560	0.3%
		Senior Secured Term Loan B (13.99% (LIBOR + 11.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(13)	4/15/2015	20,492	20,492	20,492	0.6%
		Equity(16)	4/15/2015		1	—	—%
					32,553	32,552	1.0%
UTZ Quality Foods, LLC	Food Products	Second Lien Term Loan (9.49% (LIBOR + 7.25%), due 11/21/2025)(3)(8)(13)	11/21/2017	10,000	9,888	9,888	0.3%
					9,888	9,888	0.3%
VC GB Holdings, Inc.	Household Durables	Subordinated Secured Term Loan (10.24% (LIBOR + 8.00% with 1.00% LIBOR floor), due 2/28/2025)(3)(8)(13)	2/28/2017	12,933	12,693	12,933	0.4%
					12,693	12,933	0.4%
Venio LLC	Professional Services	Second Lien Term Loan (4.00% plus PIK 10.00% (LIBOR + 7.50% with 2.50% LIBOR floor), due 2/19/2020)(11)(46)	2/19/2014	22,605	19,080	21,726	0.6%
					19,080	21,726	0.6%
Voya CLO 2012-2, Ltd.	Structured Finance	Income Notes (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	8/28/2012	38,070	450	683	—%
					450	683	—%
Voya CLO 2012-3, Ltd.	Structured Finance	Income Notes (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	10/18/2012	46,632	—	683	—%
					—	683	—%
Voya CLO 2012-4, Ltd.	Structured Finance	Income Notes (Residual Interest, current yield 11.92%, due 10/16/2028)(5)(14)	11/29/2012	40,613	30,974	28,353	0.8%
					30,974	28,353	0.8%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 16.20%, due 4/18/2031)(5)(6)(14)	3/13/2014	40,773	28,696	25,197	0.7%
					28,696	25,197	0.7%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 12.53%, due 10/18/2027)(5)(6)(14)	10/27/2016	28,100	27,472	22,702	0.7%
					27,472	22,702	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				September 30, 2018 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 12.27%, due 7/20/2030)(5)(6)(14)	7/12/2017	$44,885	$48,253	$42,624	1.2%
					48,253	42,624	1.2%
VT Topco, Inc.	Commercial Services & Supplies	Second Lien Term Loan (9.34% (LIBOR + 7.00%), due 8/17/2026)(8)(11)	8/23/2018	7,000	6,966	6,966	0.2%
					6,966	6,966	0.2%
Wink Holdco, Inc.	Insurance	Second Lien Term Loan (9.00% (LIBOR + 6.75% with 1.00% LIBOR floor), due 12/1/2025)(3)(8)(13)	12/1/2017	3,000	2,987	2,987	0.1%
					2,987	2,987	0.1%
	Total Non-Control/Non-Affiliate Investments (Level 3)				$3,532,959	$3,353,353	97.7%

		Total Portfolio Investments (Level 3)			$6,039,814	$5,936,683	173.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date (53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

CCPI Inc.(19)	Ohio / Electronic Equipment, Instruments & Components	Senior Secured Term Loan A (10.00%, due 12/31/2020)(3)	12/13/2012	$2,881	$2,881	$2,881	0.1%
		Senior Secured Term Loan B (12.00% plus 7.00% PIK, due 12/31/2020)(3)(46)	12/13/2012	17,819	17,819	17,819	0.5%
		Common Stock (14,857 shares)(16)	12/13/2012		6,759	15,056	0.4%
					27,459	35,756	1.0%
CP Energy Services Inc.(20)	Oklahoma / Energy Equipment & Services	Senior Secured Term Loan (13.31% (LIBOR + 11.00% with 1.00% LIBOR floor), due 12/29/2022)(11)	12/29/2017	35,048	35,048	35,048	1.0%
		Series B Convertible Preferred Stock (16.00%, 790 shares)(16)	10/30/2015		63,225	63,225	1.9%
		Common Stock (102,924 shares)(16)	8/2/2013		81,203	24,988	0.7%
					179,476	123,261	3.6%
Credit Central Loan Company, LLC(21)	South Carolina / Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2024)(14)(46)	6/24/2014	51,855	47,496	51,855	1.5%
		Class A Units (10,640,642 units)(14)(16)	6/24/2014		13,731	23,196	0.7%
		Net Revenues Interest (25% of Net Revenues)(14)(16)	1/28/2015		—	1,626	0.1%
					61,227	76,677	2.3%
Echelon Transportation, LLC (f/k/a Echelon Aviation, LLC)	New York / Aerospace & Defense	Senior Secured Term Loan (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(13)(46)	3/31/2014	31,055	31,055	31,055	0.9%
		Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 1.00% PIK, due 12/7/2024)(13)(46)	12/9/2016	16,044	16,044	16,044	0.5%
		Membership Interest (100%)(16)	3/31/2014		22,738	35,179	1.0%
					69,837	82,278	2.4%
First Tower Finance Company LLC(23)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 10.00% PIK, due 6/24/2019)(14)(46)	6/24/2014	273,066	273,066	273,066	8.0%
		Class A Units (95,709,910 units)(14)(16)	6/24/2014		81,146	169,944	5.0%
					354,212	443,010	13.0%
Freedom Marine Solutions, LLC(24)	Louisiana / Energy Equipment & Services	Membership Interest (100%)(16)	10/1/2009		43,592	13,037	0.4%
					43,592	13,037	0.4%
InterDent, Inc. (52)	California / Health Care Providers & Services	Senior Secured Term Loan A (7.59% (LIBOR + 5.50% with 0.75% LIBOR floor), due 12/31/2017, past due)(13)	8/3/2012	77,994	77,994	77,994	2.3%
		Senior Secured Term Loan B (8.34% (LIBOR + 6.25% with 0.75% LIBOR floor) plus 4.25% PIK, due 12/31/2017, past due)(13)	8/3/2012	131,558	131,558	119,627	3.5%
		Senior Secured Term Loan C (18.00% PIK, due on demand)(46)	3/22/2018	3,149	3,149	—	—%
		Warrants (to purchase 4,900 shares of Common Stock, expires 3/22/2030)(16)	2/23/2018		—	—	—%
					212,701	197,621	5.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date (53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

MITY, Inc.(25)	Utah / Commercial Services & Supplies	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 1/30/2020)(3)(11)	9/19/2013	$26,250	$26,250	$26,250	0.8%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 1/30/2020)(3)(11)(46)	6/23/2014	24,442	24,442	24,442	0.7%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due on demand)(14)	9/19/2013	5,563	7,200	5,563	0.1%
		Common Stock (42,053 shares)(16)	9/19/2013		6,849	2,639	0.1%
					64,741	58,894	1.7%
National Property REIT Corp.(26)	Various / Equity Real Estate Investment Trusts (REITs) / Online Lending	Senior Secured Term Loan A (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 10.50% PIK, due 4/1/2019)(13)(46)	4/1/2014	293,203	293,203	293,203	8.6%
		Senior Secured Term Loan E (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 1.50% PIK, due 4/1/2019)(13)(46)	4/1/2014	226,180	226,180	226,180	6.7%
		Common Stock (3,042,393 shares)	12/31/2013		307,604	436,105	12.8%
		Net Operating Income Interest (5% of Net Operating Income)	12/31/2013		—	99,488	2.9%
					826,987	1,054,976	31.0%
Nationwide Loan Company LLC(27)	Illinois / Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)(14)(46)	6/18/2014	17,410	17,410	17,410	0.5%
		Class A Units (32,456,159 units)(14)(16)	1/31/2013		21,962	16,443	0.5%
					39,372	33,853	1.0%
NMMB, Inc.(28)	New York / Media	Senior Secured Note (14.00%, due 5/6/2021)(3)	5/6/2011	3,714	3,714	3,714	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2021)(3)	6/12/2014	4,900	4,900	4,900	0.2%
		Series A Preferred Stock (7,200 shares)(16)	12/12/2013		7,200	5,663	0.2%
		Series B Preferred Stock (5,669 shares)(16)	12/12/2013		5,669	4,458	0.1%
					21,483	18,735	0.6%
Pacific World Corporation(40)	California / Personal Products	Revolving Line of Credit – $26,000 Commitment (9.34% (LIBOR + 7.25% with 1.00% LIBOR floor), due 9/26/2020)(13)(15)	9/26/2014	20,825	20,825	20,825	0.6%
		Senior Secured Term Loan A (7.34% (LIBOR + 5.25% with 1.00% LIBOR floor), due 9/26/2020)(13)	12/31/2014	96,250	96,250	96,250	2.8%
		Senior Secured Term Loan B (11.34% PIK (LIBOR + 9.25% with 1.00% LIBOR floor), in non-accrual status effective 5/21/2018, due 9/26/2020)(13)	12/31/2014	96,500	96,500	47,945	1.4%
		Convertible Preferred Equity (100,000 shares)(16)	6/15/2018		15,000	—	—%
		Common Stock (6,778,414 shares)(16)	9/29/2017		—	—	—%
					228,575	165,020	4.8%
R-V Industries, Inc.	Pennsylvania / Machinery	Senior Subordinated Note (11.34% (LIBOR + 9.00% with 1.00% LIBOR floor), due 3/31/2022)(11)	6/12/2013	28,622	28,622	28,622	0.8%
		Common Stock (745,107 shares)(16)	6/26/2007		6,866	3,264	0.1%
					35,488	31,886	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date (53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company)(29)	Texas / Energy Equipment & Services	Series A Convertible Preferred Stock (6.50%, 99,000 shares)(16)	11/8/2013		$—	$2,194	0.1%
		Common Stock (100 shares)(16)	11/8/2013		—	—	—%
					—	2,194	0.1%
USES Corp.(30)	Texas / Commercial Services & Supplies	Senior Secured Term Loan A (9.00% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	3/31/2014	$36,964	31,601	16,319	0.5%
		Senior Secured Term Loan B (15.50% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	3/31/2014	47,866	35,568	—	—%
		Common Stock (268,962 shares)(16)	6/15/2016		—	—	—%
					67,169	16,319	0.5%
Valley Electric Company, Inc.(31)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2024)(3)(11)(46)	12/31/2012	10,430	10,430	10,430	0.3%
		Senior Secured Note (8.00% plus 10.00% PIK, due 6/23/2024)(46)	6/24/2014	27,781	27,781	27,781	0.8%
		Consolidated Revenue Interest (2.0%)	6/22/2018		—	—	—%
		Common Stock (50,000 shares)(16)	12/31/2012		26,204	12,586	0.4%
					64,415	50,797	1.5%
Wolf Energy, LLC(32)	Kansas / Energy Equipment & Services	Membership Interest (100%)(16)	7/1/2014		—	—	—%
		Membership Interest in Wolf Energy Services Company, LLC (100%)(16)	3/14/2017		3,792	—	—%
		Net Profits Interest (8% of Equity Distributions)(4)(16)	4/15/2013		—	12	—%
					3,792	12	—%
Total Control Investments (Level 3)					$2,300,526	$2,404,326	70.6%

Affiliate Investments (5.00% to 24.99% voting control)(50)

Edmentum Ultimate Holdings, LLC(22)	Minnesota / Diversified Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00%, due 12/9/2021)(15)	6/9/2015	$7,834	$7,834	$7,834	0.2%
		Unsecured Senior PIK Note (8.50% PIK, due 12/9/2021)(46)	6/9/2015	7,520	7,520	7,520	0.2%
		Unsecured Junior PIK Note (10.00% PIK, in non-accrual status effective 1/1/2017, due 12/9/2021)	6/9/2015	35,226	23,828	19,862	0.6%
		Class A Units (370,964 units)(16)	6/9/2015		6,577	—	—%
					45,759	35,216	1.0%
Nixon, Inc.(39)	California / Textiles, Apparel & Luxury Goods	Common Stock (857 units)(16)	5/12/2017		—	—	—%
					—	—	—%
Targus International, LLC(33)	California / Textiles, Apparel & Luxury Goods	Common Stock (7,383,395 shares)(16)	5/24/2011		9,878	23,220	0.7%
					9,878	23,220	0.7%
Total Affiliate Investments (Level 3)					$55,637	$58,436	1.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date (53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

ACE Cash Express, Inc.	Texas / Consumer Finance	Senior Secured Note (12.00%, due 12/15/2022)(8)(14)	12/15/2017	$20,000	$19,733	$21,594	0.6%
					19,733	21,594	0.6%
AgaMatrix, Inc.	New Hampshire / Healthcare Equipment and Supplies	Senior Secured Term Loan (11.33% (LIBOR + 9.00% with 1.25% LIBOR floor), due 9/29/2022)(3)(11)	9/29/2017	35,815	35,815	35,815	1.1%
					35,815	35,815	1.1%
American Gilsonite Company(34)	Utah / Chemicals	Membership Interest (0.05%, 131 shares)(16)	3/14/2008		—	—	—%
					—	—	—%
Apidos CLO IX	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 7/15/2023)(5)(14)(17)	7/11/2012	23,525	21	76	—%
					21	76	—%
Apidos CLO XI	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 7.80%, due 1/17/2028)(5)(14)	1/17/2013	40,500	32,397	25,000	0.7%
					32,397	25,000	0.7%
Apidos CLO XII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.35%, due 4/15/2031)(5)(14)	4/18/2013	52,203	35,014	26,518	0.8%
					35,014	26,518	0.8%
Apidos CLO XV	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.14%, due 4/20/2031)(5)(14)	10/16/2013	48,515	35,776	26,960	0.8%
					35,776	26,960	0.8%
Apidos CLO XXII	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.65%, due 10/20/2027)(5)(6)(14)	10/14/2015	31,350	27,496	25,047	0.7%
					27,496	25,047	0.7%
Ark-La-Tex Wireline Services, LLC	Louisiana / Energy Equipment & Services	Senior Secured Term Loan B (13.59% (LIBOR + 11.50% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 4/8/2019)(13)	4/8/2014	25,595	1,145	787	—%
					1,145	787	—%
Armor Holding II LLC	New York / Commercial Services & Supplies	Second Lien Term Loan (11.10% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(8)(13)	6/26/2018	7,000	6,949	7,000	0.2%
					6,949	7,000	0.2%
Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Health Care Providers & Services	Revolving Line of Credit – $7,000 Commitment (10.81% (LIBOR + 8.50% with 1.50% LIBOR floor), due 8/21/2019)(11)(15)	2/21/2013	7,000	7,000	6,900	0.2%
		Senior Term Loan (10.81% (LIBOR + 8.50% with 1.50% LIBOR floor), due 2/21/2020)(3)(11)	2/21/2013	77,713	77,713	76,607	2.2%
					84,713	83,507	2.4%
ATS Consolidated, Inc.	Arizona / Electronic Equipment, Instruments & Components	Second Lien Term Loan (9.84% (LIBOR + 7.75%, due 2/27/2026)(8)(13)	3/19/2018	15,000	14,856	14,873	0.4%
					14,856	14,873	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date (53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Autodata, Inc. / Autodata Solutions, Inc.(9)	Canada / Software	Second Lien Term Loan (9.34% (LIBOR + 7.25% with 1.00% LIBOR floor), due 12/12/2025)(8)(13)	12/14/2017	$6,000	$5,972	$5,972	0.2%
					5,972	5,972	0.2%
Barings CLO 2018-III (f/k/a Babson CLO Ltd. 2014-III)	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 11.35%, due 7/20/2029)(5)(6)(14)	6/14/2018	83,098	49,688	46,933	1.4%
					49,688	46,933	1.4%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Note (10.33% (LIBOR + 8.00% with 1.25% LIBOR floor), due 12/02/2022)(3)(11)	12/4/2017	274,009	274,009	274,009	8.0%
					274,009	274,009	8.0%
Brookside Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 8.73%, due 1/18/2028)(5)(14)	5/23/2013	36,300	19,287	13,466	0.4%
					19,287	13,466	0.4%
California Street CLO IX Ltd. (f/k/a Symphony CLO IX Ltd.)	Cayman Islands / Structured Finance	Preference Shares (Residual Interest, current yield 12.20%, due 10/16/2028)(5)(14)	5/8/2012	58,915	41,645	35,852	1.1%
					41,645	35,852	1.1%
Candle-Lite Company, LLC	Ohio / Household & Personal Products	Senior Secured Term Loan A (7.81% (LIBOR + 5.50% with 1.25% LIBOR floor), due 1/23/2023)(3)(11)	1/23/2018	12,438	12,438	12,438	0.3%
		Senior Secured Term Loan B (11.81% (LIBOR + 9.50% with 1.25% LIBOR floor), due 1/23/2023)(3)(11)	1/23/2018	12,500	12,500	12,500	0.4%
					24,938	24,938	0.7%
Capstone Logistics Acquisition, Inc.	Georgia / Commercial Services & Supplies	Second Lien Term Loan (10.34% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(8)(13)	10/7/2014	101,030	100,669	100,136	2.9%
					100,669	100,136	2.9%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 20.73%, due 7/15/2030)(5)(6)(14)	6/29/2018	25,534	17,832	18,807	0.6%
					17,832	18,807	0.6%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.00%, due 10/20/2029)(5)(6)(14)	9/13/2016	32,200	32,364	29,080	0.9%
					32,364	29,080	0.9%
Carlyle C17 CLO Limited (f/k/a Cent CLO 17 Limited)	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.34%, due 4/30/2031)(5)(14)	5/10/2018	24,870	15,140	15,196	0.4%
					15,140	15,196	0.4%
Cent CLO 20 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 15.40%, due 1/25/2026)(5)(14)	1/15/2014	40,275	31,692	28,269	0.8%
					31,692	28,269	0.8%
Cent CLO 21 Limited	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.56%, due 7/27/2026)(5)(6)(14)	6/18/2014	48,528	36,311	33,703	1.0%
					36,311	33,703	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date (53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Centerfield Media Holding Company(35)	California / Internet Software & Services	Senior Secured Term Loan A (9.31% (LIBOR + 7.00% with 2.00% LIBOR floor), due 1/17/2022)(3)(11)	1/17/2017	$66,300	$66,300	$66,300	1.9%
		Senior Secured Term Loan B (14.81% (LIBOR + 12.50% with 2.00% LIBOR floor), due 1/17/2022)(11)	1/17/2017	68,000	68,000	68,000	2.0%
					134,300	134,300	3.9%
CIFC Funding 2013-III-R, Ltd. (f/k/a CIFC Funding 2013-III, Ltd.)	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.43%, due 4/24/2031)(5)(14)	4/5/2018	44,100	27,624	25,250	0.7%
					27,624	25,250	0.7%
CIFC Funding 2013-IV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.31%, due 4/28/2031)(5)(14)	11/14/2013	45,500	31,503	27,697	0.8%
					31,503	27,697	0.8%
CIFC Funding 2014-IV Investor, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 8.46%, due 10/19/2026)(5)(6)(14)	9/3/2014	41,500	28,512	23,715	0.7%
					28,512	23,715	0.7%
CIFC Funding 2016-I, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 13.11%, due 10/21/2028)(5)(6)(14)	12/21/2016	34,000	31,179	27,998	0.8%
					31,179	27,998	0.8%
Cinedigm DC Holdings, LLC	New York / Media	Senior Secured Term Loan (11.31% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(11)(46)	2/28/2013	31,460	31,410	31,460	0.9%
					31,410	31,460	0.9%
Class Appraisal, LLC	Michigan / Real Estate Management & Development	Revolving Line of Credit – $1,500 Commitment (10.58% (LIBOR + 8.25% with 1.50% LIBOR floor), due 3/12/2020)(11)(15)	3/12/2018	—	—	—	—
		Senior Secured Term Loan (10.58% (LIBOR + 8.25% with 1.50% LIBOR floor), due 3/10/2023)(3)(11)	3/12/2018	41,860	41,860	41,860	—
					41,860	41,860	1.2%
Coverall North America, Inc.	Florida / Commercial Services & Supplies	Senior Secured Term Loan A (8.31% (LIBOR + 6.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	11/2/2015	19,100	19,100	19,100	—
		Senior Secured Term Loan B (13.31% (LIBOR + 11.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	11/2/2015	24,750	24,750	24,750	—
					43,850	43,850	1.3%
CP VI Bella Midco	Pennsylvania / IT Services	Second Lien Term Loan (8.84% (LIBOR + 6.75%, due 12/29/2025)(8)(13)	12/28/2017	2,000	1,990	1,990	—
					1,990	1,990	0.1%
CURO Financial Technologies Corp.	Canada / Consumer Finance	Senior Secured Notes (12.00%, due 3/1/2022)(8)(14)	2/1/2017	10,896	10,837	11,844	0.3%
					10,837	11,844	0.3%
Digital Room, LLC	California / Commercial Services & Supplies	First Lien Term Loan (7.10% (LIBOR + 5.00% with 1.00% LIBOR floor), due 12/29/2023)(3)(8)(13)	2/9/2018	9,950	9,857	9,925	0.3%
		Second Lien Term Loan (10.85% (LIBOR + 8.75% with 1.00% LIBOR floor), due 12/29/2024)(3)(8)(13)	2/8/2018	57,100	56,295	57,100	1.7%
					66,152	67,025	2.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date (53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Dunn Paper, Inc.	Georgia / Paper & Forest Products	Second Lien Term Loan (10.84% (LIBOR + 8.75% with 1.00% LIBOR floor), due 8/26/2023)(3)(8)(13)	10/7/2016	$11,500	$11,328	$11,226	0.3%
					11,328	11,226	0.3%
Easy Gardener Products, Inc.	Texas / Household Durables	Senior Secured Term Loan (12.31% (LIBOR + 10.00% with 0.25% LIBOR floor), due 09/30/2020)(11)	10/2/2015	16,894	16,894	15,728	0.5%
					16,894	15,728	0.5%
Engine Group, Inc.(7)	California / Media	Senior Secured Term Loan (7.08% (LIBOR + 4.75% with 1.00% LIBOR floor), due 9/15/2022)(8)(11)	9/25/2017	4,813	4,813	4,813	0.1%
		Second Lien Term Loan (11.08% (LIBOR + 8.75% with 1.00% LIBOR floor), due 9/15/2023)(3)(8)(11)	9/25/2017	35,000	35,000	35,000	1.0%
					39,813	39,813	1.1%
EXC Holdings III Corp	Massachusetts / Technology Hardware, Storage & Peripherals	Second Lien Term Loan (9.97% (LIBOR + 7.50% with 1.00% LIBOR floor), due 12/01/2025)(8)(10)	12/5/2017	12,500	12,384	12,500	0.4%
					12,384	12,500	0.4%
Fleetwash, Inc.	New Jersey / Commercial Services & Supplies	Senior Secured Term Loan B (11.31% (LIBOR + 9.00% with 1.00% LIBOR floor), due 4/30/2022)(3)(11)	4/30/2014	21,544	21,544	21,544	0.6%
		Delayed Draw Term Loan – $15,000 Commitment (10.31% (LIBOR + 8.00% with 1.00% LIBOR floor), expires 4/30/2022)(11)(15)	4/30/2014	—	—	—	—%
					21,544	21,544	0.6%
Galaxy XV CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.42%, due 10/15/2030)(5)(14)	3/14/2013	50,525	34,853	30,457	0.9%
					34,853	30,457	0.9%
Galaxy XXVII CLO, Ltd. (f/k/a Galaxy XVI CLO, Ltd.)	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.57%, due 5/16/2031)(5)(14)	4/17/2018	24,575	16,936	13,688	0.4%
					16,936	13,688	0.4%
Galaxy XXVIII CLO, Ltd. (f/k/a Galaxy XVII CLO, Ltd.)	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.89%, due 7/15/2031)(5)(6)(14)	6/27/2014	39,905	28,009	22,335	0.7%
					28,009	22,335	0.7%
Galaxy XXVIII CLO, Ltd.	Cayman Islands / Structured Finance	Class F Junior Notes (LIBOR + 8.48%, due 7/15/2031)(6)(11)(14)(37)		6,658	6,159	6,159	0.2%
					6,159	6,159	0.2%
H.I.G. ECI Merger Sub, Inc.	Massachusetts / IT Services	Revolving Line of Credit – $5,000 Commitment (9.81% (LIBOR + 7.50% with 1.50% LIBOR floor), due 9/30/2018)(11)	5/31/2018	—	—	—	—%
		Senior Secured Term Loan A (7.81% (LIBOR + 5.50% with 1.50% LIBOR floor), due 5/31/2023)(11)	5/31/2018	44,688	44,688	44,688	1.3%
		Senior Secured Term Loan B (12.81% (LIBOR + 10.50% with 1.50% LIBOR floor), due 5/31/2023)(11)	5/31/2018	29,900	29,900	29,900	0.9%
					74,588	74,588	2.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date (53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2012-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 8/15/2023)(5)(14)(17)	8/21/2012	$23,188	$3,869	$3,125	0.1%
					3,869	3,125	0.1%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 4/15/2025)(5)(14)(17)	3/28/2013	40,400	22,057	11,017	0.3%
					22,057	11,017	0.3%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 10.30%, due 4/18/2026)(5)(14)	3/6/2014	24,500	14,007	11,647	0.3%
					14,007	11,647	0.3%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 8.64%, due 4/28/2025)(5)(6)(14)	4/28/2014	41,164	24,290	19,050	0.6%
					24,290	19,050	0.6%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 19.80%, due 10/18/2027)(5)(6)(14)	9/3/2015	39,598	34,675	32,513	1.0%
					34,675	32,513	1.0%
Harbortouch Payments, LLC	Pennsylvania / Commercial Services & Supplies	Escrow Receivable	3/31/2014		—	917	—%
					—	917	—%
HarbourView CLO VII-R, Ltd. (f/k/a HarbourView CLO VII, Ltd.)	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 18.94%, due 7/18/2031)(5)(6)(14)	6/10/2015	19,025	13,411	13,689	0.4%
					13,411	13,689	0.4%
Help/Systems Holdings, Inc.	Minnesota / Software	Second Lien Term Loan (9.84% (LIBOR + 7.75%, due 3/27/2026)(8)(13)	4/17/2018	11,293	11,244	11,293	0.3%
					11,244	11,293	0.3%
Ingenio, LLC	California / Internet Software & Services	Senior Secured Term Loan (9.82% (LIBOR + 7.50% with 1.25% LIBOR floor), due 9/26/2022)(3)(8)(11)	9/25/2017	9,647	9,647	9,647	0.3%
					9,647	9,647	0.3%
Inpatient Care Management Company, LLC	Florida / Health Care Providers & Services	Senior Secured Term Loan (10.31% (LIBOR + 8.00% with 1.00% LIBOR floor), due 6/8/2021)(3)(11)	6/8/2016	23,698	23,698	23,698	0.7%
					23,698	23,698	0.7%
Janus International Group, LLC	Georgia / Building Products	Second Lien Term Loan (9.84% (LIBOR + 7.75% with 1.00% LIBOR floor), due 2/12/2026)(8)(13)	2/22/2018	10,000	9,905	10,000	0.3%
					9,905	10,000	0.3%
JD Power and Associates	California / Capital Markets	Second Lien Term Loan (10.59% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/7/2024)(3)(8)(13)	9/16/2016	20,000	19,799	20,000	0.6%
					19,799	20,000	0.6%
Jefferson Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 7.20%, due 7/20/2027)(5)(6)(14)	7/28/2015	19,500	16,078	12,392	0.4%
					16,078	12,392	0.4%
K&N Parent, Inc.	California / Auto Components	Second Lien Term Loan (11.08% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/21/2024)(3)(8)(11)	10/20/2016	12,887	12,681	12,887	0.4%
					12,681	12,887	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date (53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Keystone Acquisition Corp.(36)	Pennsylvania / Health Care Providers & Services	Second Lien Term Loan (11.58% (LIBOR + 9.25% with 1.00% LIBOR floor), due 5/1/2025)(3)(8)(11)	5/18/2017	$50,000	$50,000	$50,000	1.5%
					50,000	50,000	1.5%
LCM XIV Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 16.28%, due 7/21/2031)(5)(14)	7/11/2013	49,934	26,516	24,257	0.7%
					26,516	24,257	0.7%
Madison Park Funding IX, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 57.45%, due 8/15/2022)(5)(14)	7/18/2012	43,110	2,058	2,200	0.1%
					2,058	2,200	0.1%
Maverick Healthcare Equity, LLC	Arizona / Health Care Providers & Services	Preferred Units (10.00%, 1,250,000 units)(16)	10/31/2007		1,252	446	—%
		Class A Common Units (1,250,000 units)(16)	10/31/2007		—	—	—%
					1,252	446	—%
MedMark Services, Inc.(51)	Texas / Health Care Providers & Services	Second Lien Term Loan (10.55% (LIBOR + 8.25% with 1.00% LIBOR floor), due 3/1/2025)(3)(8)(11)	3/16/2018	7,000	6,933	6,933	0.2%
					6,933	6,933	0.2%
Memorial MRI & Diagnostic, LLC	Texas / Health Care Providers & Services	Senior Secured Term Loan (10.83% (LIBOR + 8.50% with 1.00% LIBOR floor), due 3/16/2022)(11)	3/16/2017	36,925	36,925	36,925	1.1%
					36,925	36,925	1.1%
Mobile Posse, Inc.	Virginia / Media	First Lien Term Loan (10.83% (LIBOR + 8.50% with 2.00% LIBOR floor), due 4/3/2023)(3)(11)	4/3/2018	27,700	27,700	27,700	0.8%
					27,700	27,700	0.8%
Mountain View CLO 2013-I Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 13.66%, due 10/15/2030)(5)(14)	5/1/2013	43,650	28,357	23,267	0.7%
					28,357	23,267	0.7%
Mountain View CLO IX Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 17.63%, due 7/15/2031)(5)(6)(14)	6/25/2015	47,830	31,528	37,333	1.1%
					31,528	37,333	1.1%
MRP Holdco, Inc.	Massachusetts / IT Services	Senior Secured Term Loan A (6.59% (LIBOR + 4.50% with 1.50% LIBOR floor), due 4/17/2024)(3)(13)	4/17/2018	43,000	43,000	43,000	1.3%
		Senior Secured Term Loan B (10.59% (LIBOR + 8.50% with 1.50% LIBOR floor), due 4/17/2024)(13)	4/17/2018	43,000	43,000	43,000	1.3%
					86,000	86,000	2.6%
Octagon Investment Partners XV, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 14.58%, due 7/19/2030)(5)(14)	2/20/2013	42,063	31,734	26,350	0.8%
					31,734	26,350	0.8%
Octagon Investment Partners 18-R Ltd. (f/k/a Octagon Investment Partners XVIII, Ltd.)	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 17.26%, due 4/16/2031)(5)(6)(14)	8/17/2015	46,016	27,295	26,420	0.8%
					27,295	26,420	0.8%
Pearl Intermediate Parent LLC	Connecticut / Health Care Providers & Services	Second Lien Term Loan (8.33% (LIBOR + 6.25%, due 2/15/2026)(8)(13)	2/28/2018	5,000	4,976	5,000	0.1%
					4,976	5,000	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date (53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

PeopleConnect Intermediate, LLC (f/k/a Intelius, Inc.)	Washington / Internet Software & Services	Revolving Line of Credit – $1,000 Commitment (11.81% (LIBOR + 9.50% with 1.00% LIBOR floor), due 8/11/2020)(11)(15)	7/1/2015	$500	$500	$500	—%
		Senior Secured Term Loan A (8.81% (LIBOR + 6.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)	7/1/2015	18,828	18,828	18,828	0.6%
		Senior Secured Term Loan B (14.81% (LIBOR + 12.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)	7/1/2015	20,163	20,163	20,163	0.6%
					39,491	39,491	1.2%
PGX Holdings, Inc.	Utah / Diversified Consumer Services	Second Lien Term Loan (11.09% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(13)	9/29/2014	118,289	118,289	118,289	3.5%
					118,289	118,289	3.5%
PharMerica Corporation	Kentucky / Pharmaceuticals	Second Lien Term Loan (9.80% (LIBOR + 7.75% with 1.00% LIBOR floor), due 12/7/2025)(8)(13)	12/7/2017	12,000	11,882	12,000	0.4%
					11,882	12,000	0.4%
Photonis Technologies SAS	France / Electronic Equipment, Instruments & Components	First Lien Term Loan (9.83% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(8)(11)(14)	9/10/2013	12,872	12,490	12,335	0.4%
					12,490	12,335	0.4%
PlayPower, Inc.	North Carolina / Leisure Products	Second Lien Term Loan (11.08% (LIBOR + 8.75% with 1.00% LIBOR floor), due 6/23/2022)(3)(8)(11)	6/23/2015	11,000	10,904	11,000	0.3%
					10,904	11,000	0.3%
Research Now Group, Inc.	Connecticut / Professional Services	First Lien Term Loan (7.86% (LIBOR + 5.50% with 1.00% LIBOR floor), due 12/20/2024)(8)(10)	1/5/2018	9,950	9,468	9,608	0.3%
		Second Lien Term Loan (11.82% (LIBOR + 9.50% with 1.00% LIBOR floor), due 12/20/2025)(8)(11)	1/5/2018	50,000	46,738	47,382	1.4%
					56,206	56,990	1.7%
RGIS Services, LLC	Michigan / Commercial Services & Supplies	Senior Secured Term Loan (9.59% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(3)(8)(13)	4/20/2017	15,173	15,113	14,339	0.4%
					15,113	14,339	0.4%
RME Group Holding Company	Florida / Media	Senior Secured Term Loan A (8.33% (LIBOR + 6.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	5/4/2017	35,146	35,146	35,146	1.0%
		Senior Secured Term Loan B (13.33% (LIBOR + 11.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	5/4/2017	24,349	24,349	24,349	0.7%
					59,495	59,495	1.7%
Rocket Software, Inc.	Massachusetts / Software	Second Lien Term Loan (11.83% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/14/2024)(3)(8)(11)	10/20/2016	50,000	49,219	50,000	1.5%
					49,219	50,000	1.5%
Romark WM-R Ltd. (f/k/a Washington Mill CLO Ltd.)	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.41%, due 4/20/2031)(5)(6)(14)	5/15/2014	27,724	21,494	17,961	0.5%
					21,494	17,961	0.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date (53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Rosa Mexicano	New York / Hotels, Restaurants & Leisure	Revolving Line of Credit – $2,500 Commitment (9.83% (LIBOR + 7.50% with 1.50% LIBOR floor), due 3/29/2023(11)(15)	3/29/2018	$—	$—	$—	—%
		Senior Secured Term Loan (9.83% (LIBOR + 7.50% with 1.50% LIBOR floor), due 3/29/2023(3)(11)	3/29/2018	29,813	29,813	29,813	0.9%
					29,813	29,813	0.9%
SCS Merger Sub, Inc.	Texas / IT Services	Second Lien Term Loan (11.59% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/30/2023)(3)(8)(13)	11/6/2015	20,000	19,605	20,000	0.6%
					19,605	20,000	0.6%
Securus Technologies Holdings, Inc.	Texas / Communications Equipment	Second Lien Term Loan (10.34% (LIBOR + 8.25% with 1.00% LIBOR floor), due 11/01/2025)(8)(13)	11/3/2017	40,000	39,860	40,000	1.2%
					39,860	40,000	1.2%
SEOTownCenter, Inc	Utah / Internet Software & Services	Senior Secured Term Loan A (9.84% (LIBOR + 7.50% with 2.00% LIBOR floor), due 4/07/2023)(3)(11)	4/10/2018	25,000	25,000	25,000	0.7%
		Senior Secured Term Loan B (14.84% (LIBOR + 12.50% with 2.00% LIBOR floor), due 4/07/2023)(3)(11)	4/10/2018	17,000	17,000	17,000	0.5%
					42,000	42,000	1.2%
SESAC Holdco II LLC	Tennessee / Media	Second Lien Term Loan (9.34% (LIBOR + 7.25% with 1.00% LIBOR floor), due 2/23/2025)(8)(13)	3/2/2017	3,000	2,975	2,975	0.1%
					2,975	2,975	0.1%
Small Business Whole Loan Portfolio(41)	New York / Online Lending	124 Small Business Loans purchased from On Deck Capital, Inc.	2/21/2014	30	30	17	—%
					30	17	—%
SMG US Midco	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (9.09% (LIBOR + 7.00%, due 1/23/2026)(8)(13)	1/23/2018	7,500	7,482	7,482	0.2%
					7,482	7,482	0.2%
Spartan Energy Services, Inc.	Louisiana / Energy Equipment & Services	Senior Secured Term Loan A (7.98% (LIBOR + 6.00% with 1.00% LIBOR floor), due 12/28/2018)(13)	10/20/2014	13,156	12,528	13,046	0.4%
		Senior Secured Term Loan B (13.98% PIK (LIBOR + 12.00% with 1.00% LIBOR floor), due 12/28/2018)(13)(46)	10/20/2014	18,237	16,838	18,237	0.5%
					29,366	31,283	0.9%
Spectrum Holdings III Corp	Georgia / Health Care Equipment & Supplies	Second Lien Term Loan (9.09% (LIBOR + 7.00% with 1.00% LIBOR floor), due 1/31/2026)(8)(13)	1/31/2018	7,500	7,464	7,464	0.2%
					7,464	7,464	0.2%
Strategic Materials	Texas / Household Durables	Second Lien Term Loan (10.10% (LIBOR + 7.75% with 1.00% LIBOR floor), due 11/1/2025)(8)(11)	11/1/2017	7,000	6,936	6,936	0.2%
					6,936	6,936	0.2%
Stryker Energy, LLC	Louisiana / Energy Equipment & Services	Overriding Royalty Interests (43)	12/4/2006		—	—	—%
					—	—	—%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date (53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Sudbury Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 5.47%, due 1/17/2026)(5)(14)	12/5/2013	$28,200	$18,183	$14,218	0.4%
					18,183	14,218	0.4%
Symphony CLO XIV Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 3.78%, due 7/14/2026)(5)(6)(14)	5/29/2014	49,250	34,297	27,478	0.8%
					34,297	27,478	0.8%
Symphony CLO XV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 7.30%, due 10/17/2026)(5)(14)	11/17/2014	50,250	39,512	32,433	1.0%
					39,512	32,433	1.0%
TGP HOLDINGS III LLC	Oregon / Household Durables	Second Lien Term Loan (10.83% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/25/2025)(8)(11)	10/3/2017	3,000	2,959	2,959	0.1%
					2,959	2,959	0.1%
TouchTunes Interactive Networks, Inc.	New York / Internet Software & Services	Second Lien Term Loan (10.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(3)(8)(13)	5/29/2015	14,000	13,926	14,000	0.4%
					13,926	14,000	0.4%
Town & Country Holdings, Inc.	New York / Distributors	First Lien Term Loan (11.33% (LIBOR + 9.00% with 1.25% LIBOR floor), due 1/26/2023)(3)(11)	1/26/2018	69,650	69,650	69,650	2.0%
					69,650	69,650	2.0%
Transplace Holdings, Inc.	Texas / Transportation Infrastructure	Second Lien Term Loan (10.79% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/6/2025)(8)(13)	10/5/2017	28,104	27,494	28,104	0.8%
					27,494	28,104	0.8%
Turning Point Brands, Inc.(42)	Kentucky / Tobacco	Second Lien Term Loan (9.04% (LIBOR + 7.00%), due 3/7/2024)(3)(8)(13)	2/17/2017	14,500	14,392	14,392	0.4%
					14,392	14,392	0.4%
United Sporting Companies, Inc.(18)	South Carolina / Distributors	Second Lien Term Loan (13.09% (LIBOR + 11.00% with 1.75% LIBOR floor) plus 2.00% PIK, in non-accrual status effective 4/1/2017, due 11/16/2019)(13)(46)	9/28/2012	149,126	127,091	58,806	1.7%
		Common Stock (24,967 shares)(16)	5/2/2017		—	—	—%
					127,091	58,806	1.7%
Universal Fiber Systems, LLC	Virginia / Textiles, Apparel & Luxury Goods	Second Lien Term Loan (11.60% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/02/2022)(3)(8)(12)	10/2/2015	37,000	36,551	37,000	1.1%
					36,551	37,000	1.1%
Universal Turbine Parts, LLC	Alabama / Trading Companies & Distributors	Senior Secured Term Loan A (8.06% (LIBOR + 5.75% with 1.00% LIBOR floor), due 7/22/2021)(3)(11)	7/22/2016	31,363	31,363	27,926	0.8%
		Senior Secured Term Loan B (14.06% (LIBOR + 11.75% with 1.00% LIBOR floor), due 7/22/2021)(11)	7/22/2016	32,500	32,500	28,273	0.8%
					63,863	56,199	1.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date (53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

USG Intermediate, LLC	Texas / Leisure Products	Revolving Line of Credit – $2,500 Commitment (11.34% (LIBOR + 9.25% with 1.00% LIBOR floor), due 8/24/2018)(13)(15)	4/15/2015	$2,500	$2,500	$2,500	0.1%
		Senior Secured Term Loan A (8.84% (LIBOR + 6.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(13)	4/15/2015	11,385	11,385	11,385	0.3%
		Senior Secured Term Loan B (13.84% (LIBOR + 11.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(13)	4/15/2015	20,741	20,741	20,741	0.6%
		Equity(16)	4/15/2015		1	—	—%
					34,627	34,626	1.0%
UTZ Quality Foods, LLC	Pennsylvania / Food Products	Second Lien Term Loan (9.34% (LIBOR + 7.25%, due 11/21/2025)(8)(13)	11/21/2017	10,000	9,884	9,886	0.3%
					9,884	9,886	0.3%
VC GB Holdings, Inc.	Illinois / Household Durables	Subordinated Secured Term Loan (10.09% (LIBOR + 8.00% with 1.00% LIBOR floor), due 2/28/2025)(3)(8)(13)	2/28/2017	16,000	15,750	16,000	0.5%
					15,750	16,000	0.5%
Venio LLC	Pennsylvania / Professional Services	Second Lien Term Loan (4.00% plus PIK 10.00% (LIBOR + 7.50% with 2.50% LIBOR floor), due 2/19/2020)(11)(46)	2/19/2014	22,048	18,066	20,001	0.6%
					18,066	20,001	0.6%
Voya CLO 2012-2, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	8/28/2012	38,070	450	595	—%
					450	595	—%
Voya CLO 2012-3, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	10/18/2012	46,632	—	585	—%
					—	585	—%
Voya CLO 2012-4, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 11.96%, due 10/16/2028)(5)(14)	11/29/2012	40,613	30,893	28,264	0.8%
					30,893	28,264	0.8%
Voya CLO 2014-1, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 16.47%, due 4/18/2031)(5)(6)(14)	3/13/2014	40,773	28,205	26,931	0.8%
					28,205	26,931	0.8%
Voya CLO 2016-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.68%, due 10/18/2027)(5)(6)(14)	10/27/2016	28,100	27,180	22,912	0.7%
					27,180	22,912	0.7%
Voya CLO 2017-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 12.26%, due 7/20/2030)(5)(6)(14)	7/12/2017	44,885	47,400	43,351	1.3%
					47,400	43,351	1.3%
Wink Holdco, Inc.	Texas / Insurance	Second Lien Term Loan (8.85% (LIBOR + 6.75% with 1.00% LIBOR floor), due 12/1/2025)(8)(13)	12/1/2017	3,000	2,986	2,986	0.1%
					2,986	2,986	0.1%
Total Non-Control/Non-Affiliate Investments (Level 3)					$3,475,295	$3,264,517	95.8%

Total Portfolio Investments (Level 3)					$5,831,458	$5,727,279	168.1%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2018 (Unaudited) and June 30, 2018

(1)
The terms “Prospect,” “the Company,” “we,” “us” and “our” mean Prospect Capital Corporation and its subsidiaries unless the context specifically requires otherwise. The securities in which Prospect has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These securities may be resold only in transactions that are exempt from registration under the Securities Act.

(2)
Fair value is determined by or under the direction of our Board of Directors. As of September 30, 2018 and June 30, 2018, all of our investments were valued using significant unobservable inputs. In accordance with ASC 820, such investments are classified as Level 3 within the fair value hierarchy. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.

(3)
Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of the investments held by PCF at September 30, 2018 and June 30, 2018 were $1,490,354 and $1,307,955, respectively, representing 25.1% and 22.8% of our total investments, respectively.

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

(10)
The interest rate on these investments is subject to the base rate of 6-Month LIBOR, which was 2.60% and 2.50% at September 30, 2018 and June 30, 2018, respectively. The current base rate for each investment may be different from the reference rate on September 30, 2018 and June 30, 2018.

(11)
The interest rate on these investments is subject to the base rate of 3-Month LIBOR, which was 2.40% and 2.34% at September 30, 2018 and June 30, 2018, respectively. The current base rate for each investment may be different from the reference rate on September 30, 2018 and June 30, 2018.

(12)
The interest rate on these investments is subject to the base rate of 2-Month LIBOR, which was 2.31% and 2.17% at September 30, 2018 and June 30, 2018, respectively. The current base rate for each investment may be different from the reference rate on September 30, 2018 and June 30, 2018.

(13)
The interest rate on these investments is subject to the base rate of 1-Month LIBOR, which was 2.26% and 2.09% at September 30, 2018 and June 30, 2018, respectively. The current base rate for each investment may be different from the reference rate on September 30, 2018 and June 30, 2018.

(14)
Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2018 and June 30, 2018, our qualifying assets as a percentage of total assets, stood at 74.93% and 73.20%, respectively. We monitor the status of these assets on an ongoing basis.

(15)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of September 30, 2018 and June 30, 2018, we had $38,530 and $29,675, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.

(16)	Represents non-income producing security that has not paid a dividend in the year preceding the reporting date.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2018 (Unaudited) and June 30, 2018 (Continued)

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

(18)
Ellett Brothers, LLC, Evans Sports, Inc., Jerry’s Sports, Inc., Simmons Gun Specialties, Inc., Bonitz Brothers, Inc., and Outdoor Sports Headquarters, Inc. are joint borrowers on the second lien term loan. United Sporting Companies, Inc. (“USC”) is a parent guarantor of this debt investment, and is 100% owned by SportCo Holdings, Inc. (“SportCo”). Prospect previously held a 3.48% equity interest in SportCo and following an additional issuance common stock by SportCo, Prospect’s ownership increased to 22.0% as of September 30, 2018. As a result, Prospect’s investment in USC is classified as an affiliate investment as of September 30, 2018.

(19)
CCPI Holdings Inc., a consolidated entity in which we own 100% of the common stock, owns 94.59% of CCPI Inc. (“CCPI”), the operating company, as of September 30, 2018 and June 30, 2018. We report CCPI as a separate controlled company.

(20)
CP Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of September 30, 2018 and June 30, 2018. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. On October 1, 2017, we restructured our investment in CP Energy. Concurrent with the restructuring, we exchanged $35,048 of Series B Convertible Preferred Stock for $35,048 of senior secured debt. On January 18, 2018, CP Energy redeemed common shares belonging to senior management, which increased our ownership percentage from 82.3% to 94.2% as of March 31, 2018. Our ownership percentage in CP Energy further increased to 99.8% as of June 30, 2018 following the April 6, 2018 merger between Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment"), a previously controlled portfolio company, and CP Energy, with CP Energy continuing as the surviving corporation. As a result of this transaction, our equity interest in Arctic Equipment was exchanged for newly issued common shares of CP Energy (See Note 14).

(21)
Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 98.26% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of September 30, 2018 and June 30, 2018. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company.

(22)
As of June 30, 2017, Prospect held a 37.1% membership interest in Edmentum Ultimate Holdings, LLC ("Edmentum Holdings"), which owns 100% of the equity of Edmentum, Inc. On February 23, 2018, certain participating members of Edmentum Holdings increased their revolving credit commitment and extended additional credit to Edmentum, Inc. in exchange for additional common units of Edmentum Holdings. As a result, Prospect's equity ownership was diluted to 11.5% and the investment was transferred from control to affiliate investment classification as of March 31, 2018.

(23)
First Tower Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC, the operating company as of September 30, 2018 and June 30, 2018. We report First Tower Finance as a separate controlled company.

(24)
Energy Solutions Holdings Inc., a consolidated entity in which we own 100% of the equity, owns 100% of Freedom Marine Solutions, LLC (“Freedom Marine”), which owns Vessel Company, LLC, Vessel Company II, LLC and Vessel Company III, LLC. We report Freedom Marine as a separate controlled company.

(25)
MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 95.58% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“Mity-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. MITY Delaware has a subordinated unsecured note issued and outstanding to Broda Canada that is denominated in Canadian Dollars (“CAD”). As of September 30, 2018 and June 30, 2018, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 96.88% of the equity, and MITY-Lite management owns the remaining portion.  MITY FSC does not have material operations.  This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distribute it to its shareholders based on pro-rata ownership.  During the three months ended September 30, 2018, we received $201 of such commission, which we recognized as other income.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2018 (Unaudited) and June 30, 2018 (Continued)

(26)
NPH Property Holdings, LLC, a consolidated entity in which we own 100% of the membership interests, owns 100% of the common equity of National Property REIT Corp. (“NPRC”) (f/k/a National Property Holdings Corp.), a property REIT which holds investments in several real estate properties. Additionally, NPRC invests in online consumer loans through ACL Loan Holdings, Inc. (“ACLLH”) and American Consumer Lending Limited (“ACLL”), its wholly-owned subsidiaries. We report NPRC as a separate controlled company. See Note 3 for further discussion of the properties held by NPRC. During the quarter ended March 31, 2018, we restructured our investment in NPRC and exchanged $14,274 of ACLLH Senior Secured Term Loan C and $97,578 of ACLL Senior Secured Term Loan C for $111,852 of Senior Secured Term Loan E. On March 31, 2018, Prospect contributed $48,832 to NPRC as an increase to the NPRC Senior Secured Term Loan E. On the same day, NPRC distributed $48,832 as a return of capital to Prospect. During the quarter ended September 30, 2018, we received partial repayments of $8,221 of our loans previously outstanding with NPRC.

(27)
Nationwide Acceptance Holdings LLC, a consolidated entity in which we own 100% of the membership interests, owns 94.48% of Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC), the operating company, as of September 30, 2018 and June 30, 2018. We report Nationwide Loan Company LLC as a separate controlled company. On June 1, 2015, Nationwide Acceptance LLC completed a reorganization and was renamed Nationwide Loan Company LLC (“Nationwide”) and formed two new wholly-owned subsidiaries: Pelican Loan Company LLC (“Pelican”) and Nationwide Consumer Loans LLC. Nationwide assigned 100% of the equity interests in its other subsidiaries to Pelican which, in turn, assigned these interests to a new operating company wholly-owned by Pelican named Nationwide Acceptance LLC (“New Nationwide”). New Nationwide also assumed the existing senior subordinated term loan due to Prospect.

(28)
NMMB Holdings, a consolidated entity in which we own 100% of the equity, owns 91.52% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of September 30, 2018 and June 30, 2018. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.

(29)
On June 3, 2017, Gulf Coast Machine & Supply Company (“Gulf Coast”) sold all of its assets to a third party, for total consideration of $10,250, including escrowed amounts. The proceeds from the sale were primarily used to repay a $6,115 third party revolving credit facility, and the remainder was used to pay other legal and administrative costs incurred by Gulf Coast. As no proceeds were allocated to Prospect, our debt and equity investment in Gulfco was written-off and we recorded a realized loss of $66,103, during the year ended June 30, 2017. In June 2018, Gulf Coast received escrow proceeds of $2,050 related to the sale. On June 28, 2017, Gulf Coast was renamed to SB Forging Company II, Inc.

(30)	Prospect owns 99.96% of the equity of USES Corp. as of September 30, 2018 and June 30, 2018.

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

(33)
Prospect owns 16.04% of the equity in Targus Cayman HoldCo Limited, the parent company of Targus International LLC (“Targus”) as of September 30, 2018 and June 30, 2018, respectively. On September 25, 2017, Prospect exchanged $1,600 of Senior Secured Term Loan A and $4,799 of Senior Secured Term Loan B investments in Targus into 6,120,658 of common shares, and recorded a realized gain of $846, as a result of this transaction.

(34)
We own 99.9999% of AGC/PEP, LLC (“AGC/PEP”). As of September 30, 2016, AGC/PEP, owned 2,038 out of a total of 93,485 shares (including 7,456 vested and unvested management options) of American Gilsonite Holding Company (“AGC Holdco”) which owns 100% of American Gilsonite Company (“AGC”). On October 24, 2016, AGC filed for a joint prepackaged plan of reorganization under Chapter 11 of the bankruptcy code. During the year ended June 30, 2017, AGC emerged from bankruptcy and AGC Holdco was dissolved. AGC/PEP received a total of 131 shares representing a total ownership stake of 0.05% in AGC.

(35)	Centerfield Media Holding Company and Oology Direct Holdings, Inc. are joint borrowers and guarantors on the senior secured loan facilities.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2018 (Unaudited) and June 30, 2018 (Continued)

(36)
Keystone Acquisition Corp. is the parent borrower on the second lien term loan. Other joint borrowers on this debt investment include Keystone Peer Review Organization, Inc., KEPRO Acquisitions, Inc., APS Healthcare Bethesda, Inc., Ohio KEPRO, Inc., and APS Healthcare Quality Review, Inc.

(37)
These investments are in the debt class of the CLO security. As of June 30, 2018, the all-in interest rate of the Galaxy XXVIII CLO, Ltd. Class F Junior Note was not yet determined as the investment was unsettled.

(38)
The consolidated revenue interest is equal to the lesser of (i) 2.0% of consolidated revenue for the twelve-month period ending on the last day of the prior fiscal quarter (or portion thereof) and (ii) 25% of the amount of interest accrued on the Notes at the cash interest rate for such fiscal quarter (or portion thereof).

(39)
As of September 30, 2018 and June 30, 2018, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC (f/k/a Nixon Holdco, LLC), the parent company of Nixon, Inc. On February 26, 2018, Prospect entered into a debt forgiveness agreement with Nixon, Inc., which terminated $17,472 Senior Secured Term Loan receivable due to us. We recorded a realized loss of $14,197 in our Consolidated Statement of Operations for the year ended June 30, 2018 as a result of this transaction.

(40)
On May 29, 2018, Prospect exercised its rights and remedies under its loan documents to exercise the shareholder voting rights in respect of the stock of Pacific World Corporation (“Pacific World”) and to appoint a new Board of Directors of Pacific World. As a result, Prospect’s investment in Pacific World is classified as a control investment.

(41)	Our wholly-owned subsidiary Prospect Small Business Lending, LLC purchases small business whole loans from small business loan originators, including On Deck Capital, Inc.

(42)	Turning Point Brands, Inc. and North Atlantic Trading Company, Inc. are joint borrowers and guarantors on the secured loan facility.

(43)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(44)	The following shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of September 30, 2018:

Industry	1st Lien Term Loan	2nd Lien Term Loan	CLO (C)	Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$49,223	$—	$—	$—	$22,738	$71,961
Commercial Services & Supplies	118,071	—	—	7,200	6,849	132,120
Construction & Engineering	43,311	—	—	—	26,204	69,515
Consumer Finance	—	337,925	—	—	116,839	454,764
Electronic Equipment, Instruments & Components	20,476	—	—	—	6,759	27,235
Energy Equipment & Services	35,048	—	—	—	191,858	226,906
Equity Real Estate Investment Trusts (REITs)	293,203	—	—	—	216,860	510,063
Health Care Providers & Services	235,851	—	—	—	—	235,851
Machinery	—	28,622	—	—	6,866	35,488
Media	7,614	—	—	—	12,869	20,483
Online Lending	217,960	—	—	—	100,949	318,909
Personal Products	213,325	—	—	—	15,000	228,325
Total Control Investments	$1,234,082	$366,547	$—	$7,200	$723,791	$2,331,620
Affiliate Investments
Diversified Consumer Services	$—	$177	$—	$31,512	$6,577	$38,266
Distributors	—	127,091	—	—	—	127,091
Textiles, Apparel & Luxury Goods	—	—	—	—	9,878	9,878
Total Affiliate Investments	$—	$127,268	$—	$31,512	$16,455	$175,235
Non-Control/Non-Affiliate Investments
Auto Components	$—	$25,388	$—	$—	$—	$25,388
Building Products	—	19,824	—	—	—	19,824

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2018 (Unaudited) and June 30, 2018 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	CLO (C)	Unsecured Debt	Equity (B)	Cost Total
Capital Markets	$—	$26,531	$—	$—	$—	$26,531
Commercial Services & Supplies	87,093	163,982	—	—	—	251,075
Communications Equipment	—	47,872	—	—	—	47,872
Consumer Finance	19,748	—	—	—	—	19,748
Distributors	174,191	—	—	—	—	174,191
Diversified Consumer Services	—	118,289	—	—	—	118,289
Electronic Equipment, Instruments & Components	12,572	14,860	—	—	—	27,432
Energy Equipment & Services	32,159	—	—	—	—	32,159
Entertainment	29,915	16,907	—	—	—	46,822
Food Products	—	9,888	—	—	—	9,888
Health Care Equipment & Supplies	35,380	7,465	—	—	—	42,845
Health Care Providers & Services	142,957	61,912	—	—	1,252	206,121
Hotels, Restaurants & Leisure	29,625	7,483	—	—	—	37,108
Household Durables	16,894	22,592	—	—	—	39,486
Household Products	24,875	—	—	—	—	24,875
Insurance	—	2,987	—	—	—	2,987
Interactive Media & Services	48,718	—	—	—	—	48,718
IT Services	269,808	25,110	—	—	—	294,918
Leisure Products	32,552	10,910	—	—	1	43,463
Media	103,279	35,000	—	—	—	138,279
Paper & Forest Products	—	11,337	—	—	—	11,337
Pharmaceuticals	—	11,882	—	—	—	11,882
Professional Services	95,246	65,928	—	—	—	161,174
Real Estate Management & Development	41,580	—	—	—	—	41,580
Software	—	69,462	—	—	—	69,462
Technology Hardware, Storage & Peripherals	—	12,388	—		—	12,388
Textiles, Apparel & Luxury Goods	272,618	36,578	—	—	—	309,196
Tobacco	—	14,399	—	—	—	14,399
Trading Companies & Distributors	63,700	—	—	—	—	63,700
Transportation Infrastructure	—	27,515	—	—	—	27,515
Structured Finance (A)	—	—	1,132,307	—	—	1,132,307
Total Non-Control/ Non-Affiliate	$1,532,910	$866,489	$1,132,307	$—	$1,253	$3,532,959
Total Portfolio Investment Cost	$2,766,992	$1,360,304	$1,132,307	$38,712	$741,499	$6,039,814
The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of September 30, 2018:

Industry	1st Lien Term Loan	2nd Lien Term Loan	CLO (C)	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Control Investments
Aerospace & Defense	$49,223	$—	$—	$—	$38,152	$87,375	2.5%
Commercial Services & Supplies	66,709	—	—	5,702	1,121	73,532	2.1%
Construction & Engineering	43,311	—	—	—	38,632	81,943	2.4%
Consumer Finance	—	341,435	—	—	207,611	549,046	16.0%
Electronic Equipment, Instruments & Components	20,476	—	—	—	14,213	34,689	1.0%
Energy Equipment & Services	35,048	—	—	—	124,428	159,476	4.6%
Equity Real Estate Investment Trusts (REITs)	293,203	—	—	—	546,434	839,637	24.5%
Health Care Providers & Services	220,299	—	—	—	—	220,299	6.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2018 (Unaudited) and June 30, 2018 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	CLO (C)	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Machinery	$—	$24,782	$—	$—	$—	$24,782	0.7%
Media	7,614	—	—	—	12,460	20,074	0.7%
Online Lending	217,960	—	—	—	14,366	232,326	6.8%
Personal Products	164,158	—	—	—	—	164,158	4.8%
Total Control Investments	$1,118,001	$366,217	$—	$5,702	$997,417	$2,487,337	72.5%
Fair Value % of Net Assets	32.6%	10.7%	—%	0.2%	29.1%	72.5%
Affiliate Investments
Diversified Consumer Services	$—	$177	$—	$25,476	$—	$25,653	0.7%
Distributors	—	50,670	—	—	—	50,670	1.5%
Textiles, Apparel & Luxury Goods	—	—	—	—	19,670	19,670	0.6%
Total Affiliate Investments	$—	$50,847	$—	$25,476	$19,670	$95,993	2.8%
Fair Value % of Net Assets	—%	1.5%	—%	0.7%	0.6%	2.8%
Non-Control/Non-Affiliate Investments
Auto Components	$—	$24,851	$—	$—	$—	$24,851	0.7%
Building Products	—	20,000	—	—	—	20,000	0.6%
Capital Markets	—	26,675	—	—	—	26,675	0.8%
Commercial Services & Supplies	86,389	165,096	—	—	932	252,417	7.4%
Communications Equipment	—	48,000	—	—	—	48,000	1.4%
Consumer Finance	21,371	—	—	—	—	21,371	0.6%
Distributors	174,191	—	—	—	—	174,191	5.1%
Diversified Consumer Services	—	118,289	—	—	—	118,289	3.4%
Electronic Equipment, Instruments & Components	12,566	15,300	—	—	—	27,866	0.8%
Energy Equipment & Services	32,842	—	—	—	—	32,842	1.0%
Entertainment	29,965	16,976	—	—	—	46,941	1.4%
Food Products	—	9,888	—	—	—	9,888	0.3%
Health Care Equipment & Supplies	35,380	7,465	—	—	—	42,845	1.3%
Health Care Providers & Services	141,380	61,912	—	—	262	203,554	5.9%
Hotels, Restaurants & Leisure	29,625	7,483	—	—	—	37,108	1.1%
Household Durables	15,399	22,254	—	—	—	37,653	1.1%
Household Products	24,875	—	—	—	—	24,875	0.7%
Insurance	—	2,987	—	—	—	2,987	0.1%
Interactive Media & Services	48,718	—	—	—	—	48,718	1.4%
IT Services	269,808	25,486	—	—	—	295,294	8.6%
Leisure Products	32,552	11,000	—	—	—	43,552	1.3%
Media	103,259	34,320	—	—	—	137,579	4.0%
Paper & Forest Products	—	11,337	—	—	—	11,337	0.3%
Pharmaceuticals	—	12,000	—	—	—	12,000	0.3%
Professional Services	95,600	70,008	—	—	—	165,608	4.9%
Real Estate Management & Development	41,580	—	—	—	—	41,580	1.2%
Software	—	70,259	—	—	—	70,259	2.0%
Technology Hardware, Storage & Peripherals	—	12,500	—	—	—	12,500	0.4%
Textiles, Apparel & Luxury Goods	272,618	37,000	—	—	—	309,618	9.0%
Tobacco	—	14,399	—	—	—	14,399	0.4%
Trading Companies & Distributors	45,129	—	—	—	—	45,129	1.3%
Transportation Infrastructure	—	28,104	—	—	—	28,104	0.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2018 (Unaudited) and June 30, 2018 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	CLO (C)	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Structured Finance (A)	$—	$—	$965,323	$—	$—	$965,323	28.1%
Total Non-Control/ Non-Affiliate	$1,513,247	$873,589	$965,323	$—	$1,194	$3,353,353	97.7%
Fair Value % of Net Assets	44.1%	25.5%	28.1%	—%	—%	97.7%
Total Portfolio	$2,631,248	$1,290,653	$965,323	$31,178	$1,018,281	$5,936,683	173.0%
Fair Value % of Net Assets	76.7%	37.6%	28.1%	0.9%	29.7%	173.0%
(A) Our CLO investments do not have industry concentrations and as such have been separated in the table above.
(B) Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.
(C) We hold three CLO debt investments: the Class E Notes of Cent CLO 21 Limited, the Class F Notes of CIFC Funding 2014-V, Ltd., and the Class F Subordinated Notes of Galaxy XXVIII CLO, Ltd. As of September 30, 2018 the cost and fair value are $26,085 and $27,424, respectively, and makes up 0.8% of our net assets. Our remaining CLO investments are held in CLO equity tranches which earn residual interest. As of September 30, 2018 the cost and fair value of our investment in the equity tranches are $1,106,222 and $937,899, respectively, and make up 27.3% of our net assets.

(45)	The following table shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of June 30, 2018:

Industry	1st Lien Term Loan	2nd Lien Term Loan	CLO (C)	Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$47,099	$—	$—	$—	$22,738	$69,837
Commercial Services & Supplies	117,861	—	—	7,200	6,849	131,910
Construction & Engineering	38,211	—	—	—	26,204	64,415
Consumer Finance	—	337,972	—	—	116,839	454,811
Electronic Equipment, Instruments & Components	20,700	—	—	—	6,759	27,459
Energy Equipment & Services	35,048	—	—	—	191,812	226,860
Equity Real Estate Investment Trusts (REITs)	293,203	—	—	—	206,655	499,858
Health Care Providers & Services	212,701	—	—	—	—	212,701
Machinery	—	28,622	—	—	6,866	35,488
Media	8,614	—	—	—	12,869	21,483
Online Lending	226,180	—	—	—	100,949	327,129
Personal Products	213,575	—	—	—	15,000	228,575
Total Control Investments	$1,213,192	$366,594	$—	$7,200	$713,540	$2,300,526
Affiliate Investments
Diversified Consumer Services	$—	$7,834	$—	$31,348	$6,577	$45,759
Textiles, Apparel & Luxury Goods	—	—	—	—	9,878	9,878
Total Affiliate Investments	$—	$7,834	$—	$31,348	$16,455	$55,637
Non-Control/Non-Affiliate Investments
Auto Components	$—	$12,681	$—	$—	$—	$12,681
Building Products	—	9,905	—	—	—	9,905
Capital Markets	—	19,799	—	—	—	19,799
Commercial Services & Supplies	90,364	163,913	—	—	—	254,277
Communications Equipment	—	39,860	—	—	—	39,860
Consumer Finance	30,570	—	—	—	—	30,570
Distributors	343,659	127,091	—	—	—	470,750
Diversified Consumer Services	9,647	118,289	—	—	—	127,936

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2018 (Unaudited) and June 30, 2018 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	CLO (C)	Unsecured Debt	Equity (B)	Cost Total
Electronic Equipment, Instruments & Components	$12,490	$14,856	$—	$—	$—	$27,346
Energy Equipment & Services	30,511	—	—	—	—	30,511
Food Products	—	9,884	—	—	—	9,884
Health Care Equipment & Supplies	35,815	7,464	—	—	—	43,279
Health Care Providers & Services	145,336	61,909	—	—	1,252	208,497
Hotels, Restaurants & Leisure	29,813	7,482	—	—	—	37,295
Household & Personal Products	24,938	—	—	—	—	24,938
Household Durables	16,894	25,645	—	—	—	42,539
Insurance	—	2,986	—	—	—	2,986
Internet & Direct Marketing Retail	4,813	35,000	—	—	—	39,813
Internet Software & Services	215,791	13,926	—	—	—	229,717
IT Services	160,588	21,595	—	—	—	182,183
Leisure Products	34,626	10,904	—	—	1	45,531
Media	118,605	2,975	—	—	—	121,580
Online Lending	—	—	—	30	—	30
Paper & Forest Products	—	11,328	—	—	—	11,328
Pharmaceuticals	—	11,882	—	—	—	11,882
Professional Services	9,468	64,804	—	—	—	74,272
Real Estate Management & Development	41,860	—	—	—	—	41,860
Software	—	66,435	—	—	—	66,435
Technology Hardware, Storage & Peripherals	—	12,384	—	—	—	12,384
Textiles, Apparel & Luxury Goods	—	36,551	—	—	—	36,551
Tobacco	—	14,392	—	—	—	14,392
Trading Companies & Distributors	63,863	—	—	—	—	63,863
Transportation Infrastructure	—	27,494	—	—	—	27,494
Structured Finance (A)	—	—	1,102,927	—	—	1,102,927
Total Non-Control/ Non-Affiliate	$1,419,651	$951,434	$1,102,927	$30	$1,253	$3,475,295
Total Portfolio Investment Cost	$2,632,843	$1,325,862	$1,102,927	$38,578	$731,248	$5,831,458
The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of June 30, 2018:

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2018 (Unaudited) and June 30, 2018 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	CLO (C)	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Personal Products	$165,020	$—	$—	$—	$—	$165,020	4.9%
Total Control Investments	$1,098,707	$370,953	$—	$5,563	$929,103	$2,404,326	70.6%
Fair Value % of Net Assets	32.2%	10.9%	—%	0.2%	27.3%	70.6%
Affiliate Investments
Diversified Consumer Services	$—	$7,834	$—	$27,382	$—	$35,216	1.0%
Textiles, Apparel & Luxury Goods	—	—	—		23,220	23,220	0.7%
Total Affiliate Investments	$—	$7,834	$—	$27,382	$23,220	$58,436	1.7%
Fair Value % of Net Assets	—%	0.2%	—%	0.8%	0.7%	1.7%
Non-Control/Non-Affiliate Investments
Auto Components	$—	$12,887	$—	$—	$—	$12,887	0.4%
Building Products	—	10,000	—	—	—	10,000	0.3%
Capital Markets	—	20,000	—	—	—	20,000	0.6%
Commercial Services & Supplies	89,658	164,236	—	—	917	254,811	7.5%
Communications Equipment	—	40,000	—	—	—	40,000	1.2%
Consumer Finance	33,438	—	—	—	—	33,438	1.0%
Distributors	343,659	58,806	—	—	—	402,465	11.8%
Diversified Consumer Services	9,647	118,289	—	—	—	127,936	3.8%
Electronic Equipment, Instruments & Components	12,335	14,873	—	—	—	27,208	0.8%
Energy Equipment & Services	32,070	—	—	—	—	32,070	0.9%
Food Products	—	9,886	—	—	—	9,886	0.3%
Health Care Equipment & Supplies	35,815	7,464	—	—	—	43,279	1.3%
Health Care Providers & Services	144,130	61,933	—	—	446	206,509	6.0%
Hotels, Restaurants & Leisure	29,813	7,482	—	—	—	37,295	1.1%
Household & Personal Products	24,938	—	—	—	—	24,938	0.7%
Household Durables	15,728	25,895	—	—	—	41,623	1.2%
Insurance	—	2,986	—	—	—	2,986	0.1%
Internet & Direct Marketing Retail	4,813	35,000	—	—	—	39,813	1.2%
Internet Software & Services	215,791	14,000	—	—	—	229,791	6.7%
IT Services	160,588	21,990	—	—	—	182,578	5.4%
Leisure Products	34,626	11,000	—	—	—	45,626	1.3%
Media	118,655	2,975	—	—	—	121,630	3.6%
Online Lending	—	—	—	17	—	17	—%
Paper & Forest Products	—	11,226	—	—	—	11,226	0.3%
Pharmaceuticals	—	12,000	—	—	—	12,000	0.3%
Professional Services	9,608	67,383	—	—	—	76,991	2.3%
Real Estate Management & Development	41,860	—	—	—	—	41,860	1.2%
Software	—	67,265	—	—	—	67,265	2.0%
Technology Hardware, Storage & Peripherals	—	12,500	—	—	—	12,500	0.4%
Textiles, Apparel & Luxury Goods	—	37,000	—	—	—	37,000	1.1%
Tobacco	—	14,392	—	—	—	14,392	0.4%
Trading Companies & Distributors	56,199	—	—	—	—	56,199	1.6%
Transportation Infrastructure	—	28,104	—	—	—	28,104	0.8%
Structured Finance (A)	—	—	960,194	—	—	960,194	28.2%
Total Non-Control/ Non-Affiliate	$1,413,371	$889,572	$960,194	$17	$1,363	$3,264,517	95.8%
Fair Value % of Net Assets	41.5%	26.1%	28.2%	—%	—%	95.8%
Total Portfolio	$2,512,078	$1,268,359	$960,194	$32,962	$953,686	$5,727,279	168.1%
Fair Value % of Net Assets	73.7%	37.2%	28.2%	1.0%	28.0%	168.1%
(A) Our CLO investments do not have industry concentrations and as such have been separated in the table above.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2018 (Unaudited) and June 30, 2018 (Continued)

(B) Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.
(C) We hold one CLO debt investment in the Class F Subordinated Notes of Galaxy XXVIII CLO, Ltd. As of June 30, 2018 the cost and fair value are $6,159 and $6,159, respectively, and makes up 0.2% of our net assets. Our remaining CLO investments are held in CLO equity tranches which earn residual interest. As of June 30, 2018 the cost and fair value of our investment in the equity tranches are $1,096,768 and $954,035, respectively, and make up 28.0% of our net assets.

(46)
The interest rate on these investments, excluding those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended September 30, 2018:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
CCPI Inc.	—%	7.00%	7.00%
Cinedigm DC Holdings, LLC	—%	2.50%	2.50%
Credit Central Loan Company	—%	10.00%	10.00%
Echelon Transportation, LLC (f/k/a Echelon Aviation LLC)	2.25%	—%	2.25%
Echelon Transportation, LLC (f/k/a Echelon Aviation LLC)	1.00%	—%	1.00%
Edmentum Ultimate Holdings, LLC - Revolver	5.00%	—%	5.00%
Edmentum Ultimate Holdings, LLC - Senior PIK Note	8.50%	—%	8.50%
First Tower Finance Company LLC	1.80%	8.20%	10.00%
Interdent, Inc - Senior Secured Term Loan B	16.00%	—%	16.00%
Interdent, Inc - Senior Secured Term Loan C	18.00%	—%	18.00%
Interdent, Inc - Senior Secured Term Loan D	1.00%	—%	1.00%
Mity, Inc. - Senior Secured Term Loan B	3.37%	6.63%	10.00%
National Property REIT Corp. - Senior Secured Term Loan A	—%	10.50%	10.50%
National Property REIT Corp. - Senior Secured Term Loan E	—%	1.50%	1.50%
Nationwide Loan Company LLC	—%	10.00%	10.00%
Spartan Energy Services, Inc.	14.08%	—%	14.08%
Valley Electric Co. of Mt. Vernon, Inc.	—%	2.50%	2.50%
Valley Electric Company, Inc.	—%	10.00%	10.00%
Venio LLC	10.00%	—%	10.00%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2018 (Unaudited) and June 30, 2018 (Continued)

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
(A) Next PIK payment/capitalization date was July 31, 2018.

(47)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the three months ended September 30, 2018 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2018	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at September 30, 2018	Interest income	Dividend income	Other income	Net realized gains (losses)
CCPI, Inc.	$35,756	$—	$(223)	$(844)	$34,689	$914	$—	$—	$—
CP Energy Services Inc.	123,261	—	—	19,379	142,640	1,195	—	—	—
Credit Central Loan Company, LLC	76,677	848	—	(6,937)	70,588	3,499	—	—	—
Echelon Transportation LLC	82,278	2,125	—	2,972	87,375	1,658	—	—	—
First Tower Finance Company LLC	443,010	1,258	(2,154)	3,627	445,741	13,962	—	—	—
Freedom Marine Solutions, LLC	13,037	—	—	1,563	14,600	—	—	—	—
InterDent, Inc.	197,621	23,150	—	(472)	220,299	6,821	—	—	—
MITY, Inc.	58,894	211	—	(1,380)	57,725	2,068	—	201	1
National Property REIT Corp.	1,054,976	10,206	(8,221)	15,002	1,071,963	20,398	11,000	2,287	—
Nationwide Loan Company LLC	33,853	—	—	(1,136)	32,717	890	165	—	—
NMMB, Inc.	18,735	—	(1,001)	2,340	20,074	310	—	—	—
Pacific World Corporation	165,020	—	(251)	(611)	164,158	2,332
R-V Industries, Inc.	31,886	—	—	(7,104)	24,782	802	—	—	—
SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company)	2,194	—	—	7	2,201	—	—	—	—
USES Corp.	16,319	—	—	(512)	15,807	—	—	—	—
Valley Electric Company, Inc.	50,797	5,100	—	26,046	81,943	1,605	3,500	303	—
Wolf Energy, LLC	12	45	—	(22)	35	—	—	—	—
Total	$2,404,326	$42,943	$(11,850)	$51,918	$2,487,337	$56,454	$14,665	$2,791	$1
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2018 (Unaudited) and June 30, 2018 (Continued)

(48)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the three months ended September 30, 2018 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2018	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at September 30, 2018	Interest income	Dividend income	Other income	Net realized gains (losses)
Edmentum Ultimate Holdings, LLC	$35,216	$361	$(7,855)	$(2,069)	$25,653	$227	$—	$—	$—
Nixon, Inc.	—	—	—	—	—	—	—	—	—
Targus Cayman HoldCo Limited	23,220	—	—	(3,550)	19,670	—	—	—	—
United Sporting Companies, Inc.***	—	58,806	—	(8,136)	50,670	—	—	—	—
Total	$58,436	$59,167	$(7,855)	$(13,755)	$95,993	$227	$—	$—	$—
* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, PIK interest, and any transfer of investments.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.
*** Investment was transferred from non-controlled/non-affiliate investments at $58,806, the fair market value at the beginning of the three month period ended September 30, 2018. Refer to endnote #18.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2018 (Unaudited) and June 30, 2018 (Continued)

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
*** Arctic Energy Services, LLC cost basis was transferred to CP Energy Services Inc. on April 6, 2018 as a result of the merger between these controlled portfolio companies. There was no realized gain or loss recognized by us since this was a merger amongst two portfolio companies under our control.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2018 (Unaudited) and June 30, 2018 (Continued)

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

(52)
During the year ended June 30, 2018, Prospect exercised its rights and remedies under its loan documents to exercise the shareholder voting rights in respect of the stock of InterDent, Inc. (“InterDent”) and to appoint a new Board of Directors of InterDent. As a result, Prospect’s investment in InterDent is classified as a control investment.

(53)
In accordance with endnote 8 of Regulation S-X Rule 12-12 - Form and Content of Schedules - Investments in securities of unaffiliated issuers, we have updated the presentation of our Consolidated Schedule of Investments to include the acquisition dates of our investments. The presentation of our Consolidated Schedule of Investments for the year ended June 30, 2018 has been similarly updated to provide comparable disclosures.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1. Organization
In this report, the terms “Prospect,” “the Company,” “we,” “us” and “our” mean Prospect Capital Corporation and its subsidiaries unless the context specifically requires otherwise.

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
We consolidate certain of our wholly-owned and substantially wholly-owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements and are collectively referred to as the “Consolidated Holding Companies”: APH Property Holdings, LLC (“APH”); Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”); CCPI Holdings Inc.; CP Holdings of Delaware LLC (“CP Holdings”); Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC (“First Tower Delaware”); Harbortouch Holdings of Delaware Inc.; MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc. (“NMMB Holdings”).; NPH Property Holdings, LLC (“NPH”); STI Holding, Inc.; UPH Property Holdings, LLC (“UPH”); Valley Electric Holdings I, Inc.; Valley Electric Holdings II, Inc.; and Wolf Energy Holdings Inc. (“Wolf Energy Holdings”). On October 10, 2014, concurrent with the sale of the operating company, our ownership increased to 100% of the outstanding equity of ARRM Services, Inc. (“ARRM”) which was renamed SB Forging Company, Inc. (“SB Forging”). As such, we began consolidating SB Forging on October 11, 2014. Effective May 23, 2016, in connection with the merger of American Property REIT Corp. (“APRC”) and United Property REIT Corp. (“UPRC”) with and into National Property REIT Corp. (“NPRC”), APH and UPH merged with and into NPH, and were dissolved. Effective April 6, 2018, Arctic Equipment merged with and into CP Energy Services, Inc. (“CP Energy”), a substantially wholly-owned subsidiary of CP Holdings, with CP Energy continuing as the surviving entity.
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

Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three months ended September 30, 2018.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2018 and June 30, 2018, our qualifying assets as a percentage of total assets, stood at 74.93% and 73.20%, respectively.
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
Online Small-and-Medium-Sized Business Lending Risk
With respect to our online small-and-medium-sized business (“SME”) lending initiative, we invest primarily in marketplace loans through marketplace lending platforms (e.g. OnDeck). We do not conduct loan origination activities ourselves. Therefore, our ability to purchase SME loans, and our ability to grow our portfolio of SME loans, is directly influenced by the business performance and competitiveness of the marketplace loan origination business of the marketplace lending platforms from which we purchase SME loans. In addition, our ability to analyze the risk-return profile of SME loans is significantly dependent on the marketplace platforms’ ability to effectively evaluate a borrower's credit profile and likelihood of default. If we are unable to effectively evaluate borrowers' credit profiles or the credit decisioning and scoring models implemented by each platform, we may incur unanticipated losses which could adversely impact our operating results.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of September 30, 2018, approximately 2.4% of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of September 30, 2018, we do not expect to have any excise tax due for the 2018 calendar year. Thus, we have not accrued any excise tax for this period.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2018 and for the three months then ended, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2015 and thereafter remain subject to examination by the Internal Revenue Service.
Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our future taxable earnings. Net realized capital gains, if any, are distributed at least annually.
Financing Costs
We record origination expenses related to our Revolving Credit Facility, and Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Unsecured Notes”) as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation for our Revolving Credit Facility. The same methodology is used to approximate the effective yield method for our Prospect Capital InterNotes® and our at-the-market offerings of our existing unsecured notes that mature on June 15, 2024 (“2024 Notes Follow-on Program”) and June 15, 2028 (“2028 Notes Follow-on Program”). The effective interest method is used to amortize deferred financing costs for our remaining Unsecured Notes over the respective expected life or maturity. In the event that we modify or extinguish our debt before maturity, we follow the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Revolving Credit Facility, any unamortized deferred costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our Unsecured Notes, any unamortized deferred costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.
Unamortized deferred financing costs are presented as a direct deduction to the respective Unsecured Notes (see Notes 5, 6, and 7).
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of September 30, 2018 and June 30, 2018, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts
and Cash Payments (“ASU 2016-15”), which addresses certain aspects of cash flow statement classification. One such amendment requires cash payments for debt prepayment or debt extinguishment costs to be classified as cash outflows for financing activities. ASU 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The adoption of the amended guidance in ASU 2016-15 did not have a significant effect on our consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends accounting guidance for revenue recognition arising from contracts with customers. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB also issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the standard for one year. As a result, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The application of this guidance did not have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The standard will modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU No. 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted upon issuance of this ASU. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

SEC Disclosure Update and Simplification
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. As a result of the amendments, we are required to present a reconciliation of changes in stockholders’ equity in the notes or as a separate statement. This analysis should reconcile the beginning balance to the ending balance of each caption in stockholders’ equity for each period for which an income statement is required to be filed and comply with the remaining content requirements of Rule 3-04 of Regulation S-X. In October 2018, the SEC announced that this final rule will become effective on November 5, 2018. In light of the timing of effectiveness of the amendments and proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC Staff commented that it would not object if the first presentation of the changes in shareholders’ equity is included in a filer’s Form 10-Q for the quarter that begins after the effective date of the amendments. Due to the timing of our filing of this Form 10-Q, our first presentation of the changes in stockholders’ equity will be for our second quarter ended December 31, 2018.
Tax Cuts and Jobs Act
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (The “Tax Act”), which significantly changed the Code, including, a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Act also authorizes the IRS to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax and Jobs Act, or regulations or other guidance issued under it, might affect us, our business or the business of our portfolio companies. However, our portfolio companies may or may not make certain elections under the Tax Act that could materially increase their taxable earnings and profits. Any such increase in the earnings and profits of a portfolio company may result in the characterization of certain distributions sourced from sale proceeds as dividend income, which may increase our distributable taxable income. During the three months ended September 30, 2018, we received $11,000 of such dividends from NPRC related to the gain on the sale of NPRC’s St. Marin, Central Park, and Matthews Reserve properties.
Note 3. Portfolio Investments
At September 30, 2018, we had investments in 137 long-term portfolio investments, which had an amortized cost of $6,039,814 and a fair value of $5,936,683. At June 30, 2018, we had investments in 135 long-term portfolio investments, which had an amortized cost of $5,831,458 and a fair value of $5,727,279.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $254,642 and $222,151 during the three months ended September 30, 2018 and September 30, 2017, respectively. Debt repayments and considerations from sales of equity securities of approximately$55,166 and $310,894 were received during the three months ended September 30, 2018 and September 30, 2017, respectively.
The following table shows the composition of our investment portfolio as of September 30, 2018 and June 30, 2018.

	September 30, 2018		June 30, 2018
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$30,002	$29,871	$38,659	$38,559
Senior Secured Debt	2,737,167	2,601,554	2,602,018	2,481,353
Subordinated Secured Debt	1,360,127	1,290,476	1,318,028	1,260,525
Subordinated Unsecured Debt	38,712	31,178	38,548	32,945
Small Business Loans	—	—	30	17
CLO Debt	26,085	27,424	6,159	6,159
CLO Residual Interest	1,106,222	937,899	1,096,768	954,035
Equity	741,499	1,018,281	731,248	953,686
Total Investments	$6,039,814	$5,936,683	$5,831,458	$5,727,279

In the previous table and throughout the remainder of this footnote, we aggregate our portfolio investments by type of investment, which may differ slightly from the nomenclature used by the constituent instruments defining the rights of holders of the investment, as disclosed on our Consolidated Schedules of Investments (“SOI”). The following investments are included in each category:

•	Revolving Line of Credit includes our investments in delayed draw term loans.

•	Senior Secured Debt includes investments listed on the SOI such as senior secured term loans, senior term loans, secured promissory notes, senior demand notes, and first lien term loans.

•	Subordinated Secured Debt includes investments listed on the SOI such as subordinated secured term loans, subordinated term loans, senior subordinated notes, and second lien term loans.

•	Subordinated Unsecured Debt includes investments listed on the SOI such as subordinated unsecured notes and senior unsecured notes.

•	Small Business Loans includes our investments in SME whole loans purchased from OnDeck.

•	CLO Debt includes our investment in the “debt” class of security of CLO funds.

•	CLO Residual Interest includes our investments in the “equity” security class of CLO funds such as income notes, preference shares, and subordinated notes.

•
Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of September 30, 2018.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$29,871	$29,871
Senior Secured Debt	—	—	2,601,554	2,601,554
Subordinated Secured Debt	—	—	1,290,476	1,290,476
Subordinated Unsecured Debt	—	—	31,178	31,178
Small Business Loans	—	—	—	—
CLO Debt	—	—	27,424	27,424
CLO Residual Interest	—	—	937,899	937,899
Equity	—	—	1,018,281	1,018,281
Total Investments	$—	$—	$5,936,683	$5,936,683
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2018.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$38,559	$38,559
Senior Secured Debt	—	—	2,481,353	2,481,353
Subordinated Secured Debt	—	—	1,260,525	1,260,525
Subordinated Unsecured Debt	—	—	32,945	32,945
Small Business Loans	—	—	17	17
CLO Debt	—	—	6,159	6,159
CLO Residual Interest	—	—	954,035	954,035
Equity	—	—	953,686	953,686
Total Investments	$—	$—	$5,727,279	$5,727,279
The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended September 30, 2018.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2018	$2,404,326	$58,436	$3,264,517	$5,727,279
Net realized gains on investments	1	—	22	23
Net change in unrealized gains (losses)(1)	51,918	(13,755)	(37,114)	1,049
Net realized and unrealized gains (losses)	51,919	(13,755)	(37,092)	1,072
Purchases of portfolio investments	34,351	—	210,966	245,317
Payment-in-kind interest	7,744	361	1,220	9,325
Accretion (amortization) of discounts and premiums, net	848	—	6,991	7,839
Repayments and sales of portfolio investments	(11,851)	(7,855)	(34,443)	(54,149)
Transfers within Level 3(1)	—	58,806	(58,806)	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of September 30, 2018	$2,487,337	$95,993	$3,353,353	$5,936,683

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2018	$38,559	$2,481,353	$1,260,525	$32,945	$17	$6,159	$954,035	$953,686	$5,727,279
Net realized gains on investments	—	—	—	1	22	—	—	—	23
Net change in unrealized gains (losses)(1)	(29)	(14,950)	(12,151)	(1,930)	13	1,337	(25,589)	54,348	1,049
Net realized and unrealized (losses) gains	(29)	(14,950)	(12,151)	(1,929)	35	1,337	(25,589)	54,348	1,072
Purchases of portfolio investments	—	161,300	50,800	—	—	19,898	3,072	10,247	245,317
Payment-in-kind interest	198	7,148	1,816	163	—	—	—	—	9,325
Accretion (amortization) of discounts and premiums, net	—	178	1,250	—	—	30	6,381	—	7,839
Repayments and sales of portfolio investments	(8,857)	(33,475)	(11,764)	(1)	(52)	—	—	—	(54,149)
Transfers within Level 3(1)	—	—	—	—	—	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of September 30, 2018	$29,871	$2,601,554	$1,290,476	$31,178	$—	$27,424	$937,899	$1,018,281	$5,936,683

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended September 30, 2017.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2017	$1,911,775	$11,429	$3,915,101	$5,838,305
Net realized gains on investments	9	846	560	1,415
Net change in unrealized gains (losses)	1,093	5,193	(59,037)	(52,751)
Net realized and unrealized gains (losses)	1,102	6,039	(58,477)	(51,336)
Purchases of portfolio investments	35,169	846	184,156	220,171
Payment-in-kind interest	1,709	271	—	1,980
Accretion (amortization) of discounts and premiums, net	429	—	(11,562)	(11,133)
Repayments and sales of portfolio investments	(16,818)	(846)	(293,206)	(310,870)
Transfers within Level 3(1)	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of September 30, 2017	$1,933,366	$17,739	$3,736,012	$5,687,117

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2017	$27,409	$2,798,796	$1,107,040	$44,434	$7,964	$1,079,712	$772,950	$5,838,305
Net realized gains (losses) on investments	—	847	—	9	(268)	827	—	1,415
Net change in unrealized gains (losses)	—	(7,754)	(14,441)	(8,939)	89	(44,754)	23,048	(52,751)
Net realized and unrealized (losses) gains	—	(6,907)	(14,441)	(8,930)	(179)	(43,927)	23,048	(51,336)
Purchases of portfolio investments	2,850	143,817	46,230	—	7,551	—	19,723	220,171
Payment-in-kind interest	—	815	1,015	150	—	—	—	1,980
Accretion (amortization) of discounts and premiums, net	—	44	973	—	—	(12,150)	—	(11,133)
Repayments and sales of portfolio investments	(7,834)	(196,289)	(34,015)	(9)	(9,667)	(54,157)	(8,899)	(310,870)
Transfers within Level 3(1)	—	(6,128)	—	—	—	—	6,128	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—
Fair value as of September 30, 2017	$22,425	$2,734,148	$1,106,802	$35,645	$5,669	$969,478	$812,950	$5,687,117

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
For the three months ended September 30, 2018 and September 30, 2017, the net change in unrealized gains (losses) on the investments that use Level 3 inputs was $2,094 and ($52,485) for investments still held as of September 30, 2018 and September 30, 2017, respectively.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2018 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
Senior Secured Debt	$1,493,012	Discounted Cash Flow (Yield analysis)	Market yield	7.1% - 23.6%	11.1%
Senior Secured Debt	397,275	Enterprise Value Waterfall (Market approach)	EBITDA multiple	4.0x - 10.3x	8.3x
Senior Secured Debt	179,965	Enterprise Value Waterfall (Market approach)	Revenue multiple	0.3x - 1.6x	1.4x
Senior Secured Debt	49,223	Enterprise Value Waterfall (Discounted cash flow)	Discount rate	7.7% - 16.3%	11.0%
Senior Secured Debt	787	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt (1)	217,960	Enterprise Value Waterfall	Loss-adjusted discount rate	3.0% - 13.9%	11.0%
Senior Secured Debt (2)	293,203	Enterprise Value Waterfall (NAV Analysis)	Capitalization Rate	3.4% - 8.7%	6.1%
Senior Secured Debt (2)		Discounted Cash Flow	Discount rate	6.5% - 7.5%	7.0%
Subordinated Secured Debt	873,589	Discounted Cash Flow (Yield analysis)	Market yield	7.6% - 22.6%	11.8%
Subordinated Secured Debt	24,782	Enterprise Value Waterfall (Market approach)	EBITDA multiple	6.3x - 7.3x	6.8x
Subordinated Secured Debt	50,670	Enterprise Value Waterfall (Market approach)	Revenue multiple	0.3x - 0.4x	0.3x
Subordinated Secured Debt (3)	341,435	Enterprise Value Waterfall (Market approach)	Book value multiple	1.0x - 3.1x	2.5x
Subordinated Secured Debt (3)		Enterprise Value Waterfall (Market approach)	Earnings multiple	7.5x - 12.0x	11.9x
Subordinated Unsecured Debt	31,178	Enterprise Value Waterfall (Market approach)	EBITDA multiple	5.8x - 11.5x	9.7x
CLO Debt	27,424	Discounted Cash Flow	Discount rate (5)	11.7% - 12.1%	12.0%
CLO Residual Interest	937,899	Discounted Cash Flow	Discount rate (5)	2.6% - 32.5%	18.2%
Preferred Equity	75,947	Enterprise Value Waterfall (Market approach)	EBITDA multiple	4.0x - 9.0x	7.8x
Preferred Equity	2,201	Liquidation Analysis	N/A	N/A	N/A
Common Equity/Interests/Warrants	118,003	Enterprise value waterfall (Market approach)	EBITDA multiple	4.0x-9.0x	6.7x
Common Equity/Interests/Warrants (1)	14,366	Enterprise value waterfall	Loss-adjusted discount rate	3.0% - 13.9%	11.0x
Common Equity/Interests/Warrants (2)	438,947	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.4% - 8.7%	6.2%
Common Equity/Interests/Warrants (2)		Discounted cash flow	Discount rate	6.5% - 7.5%	7.0%
Common Equity/Interests/Warrants (3)	206,355	Enterprise value waterfall (Market approach)	Book value multiple	1.0x - 3.1x	2.4x
Common Equity/Interests/Warrants (3)		Enterprise value waterfall (Market approach)	Earnings multiple	7.5x - 12.0x	11.0x
Common Equity/Interests/Warrants (4)	107,487	Discounted cash flow	Discount rate	6.5% - 7.5%	7.0%
Common Equity/Interests/Warrants	39,408	Discounted cash flow	Discount rate	7.7% - 16.0%	8.9%
Common Equity/Interests/Warrants	14,635	Liquidation analysis	N/A	N/A	N/A
Escrow Receivable	932	Discounted cash flow	Discount rate	7.5% - 8.6%	8.1%
Total Level 3 Investments	$5,936,683

(1)
Represents an investment in a Real Estate Investment subsidiary. The Enterprise Value analysis includes the fair value of our investments in such indirect subsidiary’s consumer loans purchased from online consumer lending platforms, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above. In addition, the valuation also used projected loss rates as an unobservable input ranging from 0.0%-19.0%, with a weighted average of 3.5%.

(2)	Represents Real Estate Investments. Enterprise Value Waterfall methodology uses both the net asset value analysis and discounted cash flow technique, which are weighted equally (50%).

(3)
Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes book value and earnings multiples, as noted above. In addition, the valuation of certain consumer finance companies utilizes the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies the discount rate ranged from 14.0% to 16.0% with a weighted average of 14.7%.

(4)	Represents net operating income interests in Real Estate Investments.

(5)
Represents the implied discount rate based on our internally generated single-cash flow model that is derived from the fair value estimated by the corresponding multi-path cash flow model utilized by the independent valuation firm.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2018 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
Senior Secured Debt	$1,409,584	Discounted Cash Flow (Yield analysis)	Market yield	7.0% - 21.2%	11.3%
Senior Secured Debt	361,720	Enterprise Value Waterfall (Market approach)	EBITDA multiple	4.0x - 10.3x	8.3x
Senior Secured Debt	181,339	Enterprise Value Waterfall (Market approach)	Revenue multiple	0.3x - 1.6x	1.4x
Senior Secured Debt	47,099	Enterprise Value Waterfall (Discounted cash flow)	Discount rate	7.5% - 16.1%	10.7%
Senior Secured Debt	787	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt (1)	226,180	Enterprise Value Waterfall	Loss-adjusted discount rate	3.0% - 14.2%	11.0%
Senior Secured Debt (2)	293,203	Enterprise Value Waterfall (NAV Analysis)	Capitalization Rate	3.3% - 8.7%	6.0%
Senior Secured Debt (2)	—	Discounted Cash Flow	Discount rate	6.5% - 7.5%	7.0%
Subordinated Secured Debt	830,766	Discounted Cash Flow (Yield analysis)	Market yield	7.6% - 22.5%	11.7%
Subordinated Secured Debt	28,622	Enterprise Value Waterfall (Market approach)	EBITDA multiple	6.5x - 7.5x	7.0x
Subordinated Secured Debt	58,806	Enterprise Value Waterfall (Market approach)	Revenue multiple	0.3x - 0.4x	0.4x
Subordinated Secured Debt (3)	342,331	Enterprise Value Waterfall (Market approach)	Book value multiple	0.8x - 3.1x	2.5x
Subordinated Secured Debt (3)	—	Enterprise Value Waterfall (Market approach)	Earnings multiple	7.5x - 13.0x	11.9x
Subordinated Unsecured Debt	32,945	Enterprise Value Waterfall (Market approach)	EBITDA multiple	5.8x - 11.5x	9.7%
Small Business Loans (4)	17	Discounted Cash Flow	Loss-adjusted discount rate	13.0% - 24.3%	15.5%
CLO Interests	960,194	Discounted Cash Flow	Discount rate (6)	2.33% - 24.28%	0.1724
Preferred Equity	73,792	Enterprise Value Waterfall (Market approach)	EBITDA multiple	4.0x - 9.0x	7.9x
Preferred Equity	2,194	Liquidation Analysis	N/A	N/A	N/A
Common Equity/Interests/Warrants	81,753	Enterprise value waterfall (Market approach)	EBITDA multiple	5.0x - 9.0x	6.8x
Common Equity/Interests/Warrants (1)	16,881	Enterprise value waterfall	Loss-adjusted discount rate	3.0% - 14.2%	11.0%
Common Equity/Interests/Warrants (2)	419,224	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.3% - 8.7%	6.0%
Common Equity/Interests/Warrants (2)	—	Discounted cash flow	Discount rate	6.5% - 7.5%	7.0%
Common Equity/Interests/Warrants (3)	209,583	Enterprise value waterfall (Market approach)	Book value multiple	0.8x - 3.1x	2.4x
Common Equity/Interests/Warrants (3)	—	Enterprise value waterfall (Market approach)	Earnings multiple	7.5x - 13.0x	11.9x
Common Equity/Interests/Warrants (5)	99,488	Discounted cash flow	Discount rate	6.5% - 7.5%	7.0%
Common Equity/Interests/Warrants	36,805	Discounted cash flow	Discount rate	7.5% - 15.5%	8.8%
Common Equity/Interests/Warrants	13,049	Liquidation analysis	N/A	N/A	N/A
Escrow Receivable	917	Discounted cash flow	Discount rate	7.3% - 8.4%	7.9%
Total Level 3 Investments	$5,727,279

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

(3)
Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes book value and earnings multiples, as noted above. In addition, the valuation of certain consumer finance companies utilizes the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies, each valuation technique (book value multiple, earnings multiple, and discount rate) is weighted equally. For these companies the discount rate ranged from 13.5% to 15.5% with a weighted average of 14.2%.

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

The interests we have acquired in CLOs are generally thinly traded or have only a limited trading market. CLOs are typically privately offered and sold, even in the secondary market. As a result, investments in CLOs may be characterized as illiquid securities. In addition to the general risks associated with investing in debt securities, CLO residual interests carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) our investments in CLO tranches will likely be subordinate to other senior classes of note tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO investment or unexpected investment results. Our net asset value may also decline over time if our principal recovery with respect to CLO residual interests is less than the cost of those investments. Our CLO investments and/or the CLO’s underlying senior secured loans may prepay more quickly than expected, which could have an adverse impact on our value.

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
During the three months ended September 30, 2018, the valuation methodology for ACE Cash Express, Inc (“ACE”) changed to remove the shadow method. As a result of the company’s performance and current market conditions, the fair value of our investment in ACE decreased to $21,371 as of September 30, 2018, a premium of $1,623 from its amortized cost, compared to the $1,861 unrealized appreciation recorded at June 30, 2018.
During the three months ended September 30, 2018, the valuation methodology for Photonis Technologies SAS (“Photonis”) changed to remove the waterfall analysis. As a result of the company’s performance and current market conditions, the fair value of our investment in Photonis decreased to $12,566 as of September 30, 2018, a discount of $6 from its amortized cost, compared to the $155 unrealized depreciation recorded at June 30, 2018.
During the three months ended September 30, 2018, the valuation methodology for Transplace Holdings (“Transplace”) changed to remove the WACC method. As a result of the company’s performance and current market conditions, the fair value of our investment in Transplace decreased to $28,104 as of September 30, 2018, a premium of $589 from its amortized cost, compared to the $610 unrealized appreciation recorded at June 30, 2018.
During the three months ended September 30, 2018, the valuation methodology for Universal Turbine Parts, LLC (“UTP”) changed to incorporate a waterfall analysis. Due to a deterioration in operating results and resulting credit impairment, the fair value of our investment in UTP decreased to $45,129 as of September 30, 2018, a discount of $18,571 from its amortized cost, compared to the $7,664 unrealized depreciation recorded at June 30, 2018.

During the three months ended September 30, 2018, we provided $10,206 of equity financing to NPRC to fund capital expenditures for existing properties.
During the three months ended September 30, 2018, we received partial repayments of $8,221of our loans previously outstanding with NPRC and its wholly owned subsidiary.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of September 30, 2018, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 52,559 individual loans and residual interest in four securitizations, and had an aggregate fair value of $308,267. The average outstanding individual loan balance is approximately $5 and the loans mature on dates ranging from October 1, 2018 to April 19, 2025 with a weighted-average outstanding term of 26 months as of September 30, 2018. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 23.9%. As of September 30, 2018, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $232,326.
As of September 30, 2018, based on outstanding principal balance, 7.1% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 19.9% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 73.0% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$18,093	$17,495	4.0% - 26.0%	12.5%
Prime	50,792	47,786	4.0% - 36.0%	17.1%
Near Prime	186,177	171,273	6.0% - 36.0%	26.9%
*Weighted by outstanding principal balance of the online consumer loans.

As of September 30, 2018, our investment in NPRC and its wholly-owned subsidiaries had an amortized cost of $828,972 and a fair value of $1,071,963, including our investment in online consumer lending as discussed above. The fair value of $839,637 related to NPRC’s real estate portfolio was comprised of forty-five multi-families properties, twelve self-storage units, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of September 30, 2018.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	46,292
3	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	20,216
4	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,624
5	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	175,108
6	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,375
7	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,845
8	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,700
9	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,550
10	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	14,092
11	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
12	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	22,997
13	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	32,525
14	Atlanta Eastwood Village LLC	Stockbridge, GA	12/12/2013	25,957	22,455
15	Atlanta Monterey Village LLC	Jonesboro, GA	12/12/2013	11,501	10,925
16	Atlanta Hidden Creek LLC	Morrow, GA	12/12/2013	5,098	4,677
17	Atlanta Meadow Springs LLC	College Park, GA	12/12/2013	13,116	12,862
18	Atlanta Meadow View LLC	College Park, GA	12/12/2013	14,354	12,916
19	Atlanta Peachtree Landing LLC	Fairburn, GA	12/12/2013	17,224	15,300
20	NPH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	27,035

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
21	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	$8,500	$7,755
22	NPH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,401
23	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
24	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
25	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
26	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
27	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
28	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
29	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
30	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	8,927	6,695
31	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
32	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	86,635
33	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	14,236
34	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,942
35	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	28,986
36	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	14,480
37	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	15,363
38	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	18,328
39	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	19,500
40	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,900
41	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
42	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
43	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
44	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
45	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
46	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
47	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	43,115
48	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
49	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
50	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
51	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,057
52	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	48,658
53	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	6,087
54	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	15,371
55	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
56	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
57	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
58	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
59	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	44,044
60	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	14,185
61	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
62	Laurel Pointe Holdings, LLC	Forest Park, GA	5/9/2018	33,005	26,400
63	Bradford Ridge Holdings, LLC	Forest Park, GA	5/9/2018	12,500	10,000
64	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
65	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	39,525
66	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	19,335
67	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
68	Ashwood Ridge Holdings LLC	Jonesboro, GA	9/21/2018	9,600	7,300
				$2,034,164	$1,690,186

On September 25, 2017, Prospect exchanged $1,600 of Senior Secured Term Loan A and $4,799 of Senior Secured Term Loan B investments in Targus International, LLC into 6,120,658 of common shares of Targus Cayman HoldCo Limited, and recorded a realized gain of $846, as a result of this transaction.
As of September 30, 2018, $3,381,259 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR floors ranging from 0.0% - 3.0%. As of September 30, 2018, $599,244 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 1.0% - 20.0%. As of June 30, 2018, $3,323,420 of our loans to portfolio companies, at fair value, bore interest at floating rates and have LIBOR floors ranging from 0.0% - 3.0%. As of June 30, 2018, $489,962 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 5.0% - 20.0%.
At September 30, 2018, six loan investments were on non-accrual status: Ark-La-Tex, Edmentum Ultimate Holdings, LLC (“Edmentum”, the Unsecured Junior PIK Note), Pacific World Corporation (Senior Secured Term Loan B), United Sporting Companies, Inc. (“USC”), USES Corp. (“USES”), and UTP (the Senior Secured Term Loan B). At June 30, 2018, five loan investments were on non-accrual status: Ark-La-Tex, Edmentum (the Unsecured Junior PIK Note), Pacific World Corporation (the Senior Secured Term Loan B), USC, and USES. Cost balances of these loans amounted to $348,234 and $315,733 as of September 30, 2018 and June 30, 2018, respectively. The fair value of these loans amounted to $150,338 and $143,719 as of September 30, 2018 and June 30, 2018, respectively. The fair values of these investments represent approximately 2.4% and 2.5% of our total assets at fair value as of September 30, 2018 and June 30, 2018, respectively.

Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of September 30, 2018 and June 30, 2018, we had $38,530 and $29,675, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of September 30, 2018 and June 30, 2018.
During the three months ended September 30, 2018 and the three months ended September 30, 2017, there were no sales of the senior secured Term Loan A investments. We serve as an agent for these loans and collect a servicing fee from the counterparties on behalf of the Investment Adviser. We receive a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser. See Note 13 for further discussion.
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
The following table summarizes the results of our analysis for the three tests for the three months ended September 30, 2018 and year ended June 30, 2018.

	Asset Test		Income Test		Investment Test
	Greater than 10% but Less than 20%	Greater than 20%	Greater than 10% but Less than 20%	Greater than 20%	Greater than 10% but Less than 20%	Greater than 20%
Three Months Ended September 30, 2018	N/A	NPRC	N/A	CP Energy First Tower Finance NPRC Valley Electric	NPRC	-
Year Ended June 30, 2018	-	NPRC	Arctic (1)	First Tower Finance NPRC	NPRC	-
(1) On April 6, 2018, our common equity investment in Arctic Equipment was exchanged for newly issued common shares of CP Energy as a result of a merger between the two companies.
Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment or the marking to fair value of an investment in any given year can be highly concentrated among several investments. After performing the income analysis for the three months ended September 30, 2018, as currently promulgated by the SEC, we determined that three and two of our controlled investments, respectively, individually generated more than 20% of our income during the three months ended September 30, 2018 and for the year ended June 30, 2018. We do not believe that the calculation promulgated by the SEC correctly identifies significant subsidiaries but have included CP Energy Services, Inc. (“CP Energy”), First Tower Finance Company LLC (“First Tower Finance”), National Property REIT Corp. (“NPRC”) and Valley Electric Company, Inc. (“Valley Electric”) as significant subsidiaries.
The following tables show summarized financial information for CP Energy, which met the 20% income test for the three months ended September 30, 2018:

	August 31, 2018	May 31, 2018
Balance Sheet Data
Cash and invested assets	$4,302	$6,482
Accounts receivable, net	10,330	7,942
Fixed Assets	58,956	58,570
Intangibles, including goodwill	15,536	17,869
Other assets	828	2,121
Long Term Debt	428	423
Notes payable, due to Prospect or Affiliate	38,006	36,570
Other liabilities	3,321	6,004
Total equity	48,197	49,987

	Three Months Ended August 31,
	2018	2017
Summary of Operations
Total revenue	$21,043	$12,361
Total expenses	22,614	14,343
Net income (loss)	$(1,571)	$(1,982)

The following tables show summarized financial information for First Tower Finance, which met the 20% income test for the three months ended September 30, 2018:

	September 30, 2018	June 30, 2018
Balance Sheet Data
Cash and invested assets	$79,636	$76,088
Accounts receivable, net	549,893	527,035
Property, plant and equipment, net	29,860	29,685
Intangibles, including goodwill	71,866	75,672
Other assets	5,256	6,013
Notes payable, due to Prospect or Affiliate	272,170	273,066
Other liabilities	529,624	505,539
Total equity	(65,283)	(64,112)

	Three Months Ended September 30,
	2018	2017
Summary of Operations
Total revenue	$66,617	$57,543
Total expenses	67,547	58,128
Net income (loss)	$(930)	$(585)
The following tables show summarized financial information for NPRC, which met the 20% income test for the three months ended September 30, 2018:

	September 30, 2018	June 30, 2018
Balance Sheet Data
Cash and cash equivalents	$119,419	$131,683
Real estate, net	1,871,313	$1,702,380
Unsecured consumer loans, at fair value	236,554	$305,268
Other assets	96,985	$90,310
Mortgages payable	1,678,836	$1,519,353
Revolving credit facilities and other secured financing	102,829	$167,294
Notes payable, due to Prospect or Affiliate	511,001	$519,383
Other liabilities	59,983	$42,846
Total equity	(28,378)	$(19,235)

	Three Months Ended September 30,
	2018	2017
Summary of Operations
Total revenue	$100,644	$98,885
Total expenses	83,069	82,178
Operating income	17,575	16,707
Depreciation and amortization	(18,198)	(19,101)
Fair value adjustment	(8,080)	(30,813)
Net income (loss)	$(8,703)	$(33,207)

The following tables show summarized financial information for Valley Electric, which met the 20% income test for the three months ended September 30, 2018:

	September 30, 2018	June 30, 2018
Balance Sheet Data
Cash and invested assets	$(647)	$(1,821)
Accounts receivable, net	36,757	37,358
Construction in Progress	24,635	15,667
Fixed Assets	3,105	2,735
Intangibles, including goodwill	9,185	9,622
Other assets	3,456	3,198
Notes payable, due to Prospect or Affiliate	10,430	10,430
Other liabilities	37,580	35,224
Total equity	28,481	21,105

	Three Months Ended September 30,
	2018	2017
Summary of Operations
Total revenue	$53,480	$32,865
Total expenses	45,892	31,705
Net income (loss)	$7,588	$1,160
The SEC has requested comments on the proper mechanics of how the calculations related to Rules 3-09 and 4-08(g) of Regulation S-X should be completed. There is currently diversity in practice for the calculations. We expect that the SEC will clarify the calculation methods in the future.
Note 4. Revolving Credit Facility
On August 29, 2014, we renegotiated our previous credit facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility”). The lenders had extended commitments of $885,000 under the 2014 Facility as of June 30, 2018. The 2014 Facility included an accordion feature which allowed commitments to be increased up to $1,500,000 in the aggregate. Interest on borrowings under the 2014 Facility is one-month LIBOR plus 225 basis points. Additionally, the lenders charged a fee on the unused portion of the 2014 Facility equal to either 50 basis points if at least 35% of the credit facility was drawn or 100 basis points otherwise.
On August 1, 2018, we renegotiated the 2014 Facility and closed an expanded five and a half year revolving credit facility (the “2018 Facility” and collectively with the 2014 Facility, the “Revolving Credit Facility”). The lenders have extended commitments of $795,000 under the 2018 Facility as of September 30, 2018.The 2018 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The 2018 Facility matures on March 27, 2024. It includes a revolving period that extends through March 27, 2022, followed by an additional two-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such two-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two-year amortization period, the remaining balance will become due, if required by the lenders.

The 2018 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2018 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2018 Facility. The 2018 Facility also requires the maintenance of a minimum liquidity requirement. As of September 30, 2018, we were in compliance with the applicable covenants.
Interest on borrowings under the 2018 Facility is one-month LIBOR plus 220 basis points. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 50 basis points if more than 60% of the credit facility is drawn, or 100 basis points if more than 35% and an amount less than or equal to 60% of the credit facility is drawn, or 150 basis points if an amount less than or equal to 35% of the credit facility is drawn. The 2018 Facility requires us to pledge assets as collateral in order to borrow under the credit facility.
For the three months ended September 30, 2018 and 2017, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Facility were as follows:

	For the Three Months Ended September 30,
	2018	2017
Average stated interest rate	4.31%	3.46%
Average outstanding balance	$36,333	—
As of September 30, 2018 and June 30, 2018, we had $336,167 and $547,205, respectively, available to us for borrowing under the Revolving Credit Facility, with $404,000 and $37,000 outstanding as of September 30, 2018 and June 30, 2018, respectively. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $795,000. As of September 30, 2018, the investments, including cash, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,513,897, which represents 25.0% of our total investments, including cash. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $8,431 of new fees and $1,473 were carried over for continuing participants from the previous facility, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of September 30, 2018, $8,202 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities. As of September 30, 2018, $325 of fees were expensed relating to credit providers in the 2014 Facility who did not commit to the 2018 Facility.
During the three months ended September 30, 2018 and September 30, 2017, we recorded $4,365 and $2,954, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On August 14, 2012, we issued $200,000 aggregate principal amount of convertible notes that matured on March 15, 2018 (the “2018 Notes”). The 2018 Notes bore interest at a rate of 5.75% per year, payable semi-annually on March 15 and September 15 of each year, beginning March 15, 2013. Total proceeds from the issuance of the 2018 Notes, net of underwriting discounts and offering costs, were $193,600. On April 6, 2017, we repurchased $114,581 aggregate principal amount of the 2018 Notes at a price of 103.5, including commissions. The transaction resulted in our recognizing a $4,700 loss during the three months ended June 30, 2017. On March 15, 2018, we repaid the outstanding principal amount of $85,419 of the 2018 Notes, plus interest. No gain or loss was realized on the transaction.
On December 21, 2012, we issued $200,000 aggregate principal amount of convertible notes that mature on January 15, 2019 (the “2019 Notes”), unless previously converted or repurchased in accordance with their terms. The 2019 Notes bear interest at a rate of 5.875% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2013. Total proceeds from the issuance of the 2019 Notes, net of underwriting discounts and offering costs, were $193,600. On May 30, 2018, we repurchased $98,353 aggregate principal amount of the 2019 Notes at a price of 102.0, including commissions. The transaction resulted in our recognizing a $2,383 loss during the three months ended June 30, 2018. As of September 30, 2018, the outstanding aggregate principal amount of the 2019 Notes is $101,647.

On April 11, 2014, we issued $400,000 aggregate principal amount of convertible notes that mature on April 15, 2020 (the “2020 Notes”), unless previously converted or repurchased in accordance with their terms. The 2020 Notes bear interest at a rate of 4.75% per year, payable semi-annually on April 15 and October 15 each year, beginning October 15, 2014. Total proceeds from the issuance of the 2020 Notes, net of underwriting discounts and offering costs, were $387,500. On January 30, 2015, we repurchased $8,000 aggregate principal amount of the 2020 Notes at a price of 93.0, including commissions. As a result of this transaction, we recorded a gain of $332, in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. As of September 30, 2018, the outstanding aggregate principal amount of the 2020 Notes is $392,000.
On April 11, 2017, we issued $225,000 aggregate principal amount of convertible notes that mature on July 15, 2022 (the “Original 2022 Notes”), unless previously converted or repurchased in accordance with their terms. The Original 2022 Notes bear interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2017. Total proceeds from the issuance of the Original 2022 Notes, net of underwriting discounts and offering costs, were $218,010. On May 18, 2018, we issued an additional $103,500 aggregate principal amount of convertible notes that mature on July 15, 2022 (the “Additional 2022 Notes”, and together with the Original 2022 Notes, the “2022 Notes”), unless previously converted or repurchased in accordance with their terms. The Additional 2022 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2022 Notes and bear interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2018. Total proceeds from the issuance of the Additional 2022 Notes, net of underwriting discounts and offering costs, were $100,749. Following the issuance of the Additional 2022 Notes and as of September 30 2018, the outstanding aggregate principal amount of the 2022 Notes is $328,500.
Certain key terms related to the convertible features for the 2019 Notes, the 2020 Notes and the 2022 Notes (collectively, the “Convertible Notes”) are listed below.

	2019 Notes	2020 Notes	2022 Notes
Initial conversion rate(1)	79.7766	80.6647	100.2305
Initial conversion price	$12.54	$12.40	$9.98
Conversion rate at September 30, 2018(1)(2)	79.8360	80.6670	100.2305
Conversion price at September 30, 2018(2)(3)	$12.53	$12.40	$9.98
Last conversion price calculation date	12/21/2017	4/11/2018	4/11/2018
Dividend threshold amount (per share)(4)	$0.110025	$0.110525	$0.083330

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)	The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

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
In connection with the issuance of the Convertible Notes, we incurred $27,323 of fees which are being amortized over the terms of the notes, of which $12,009 remains to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities as of September 30, 2018.
During the three months ended September 30, 2018 and September 30, 2017, we recorded $11,435 and $13,656, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
Note 6. Public Notes
On March 15, 2013, we issued $250,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Original 2023 Notes”). The Original 2023 Notes bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2013. Total proceeds from the issuance of the Original 2023 Notes, net of underwriting discounts and offering costs, were $243,641. On June 20, 2018, we issued an additional $70,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Additional 2023 Notes”, and together with the Original 2023 Notes, the “2023 Notes”). The Additional 2023 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2023 Notes and bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the Additional 2023 Notes, net of underwriting discounts, were $69,403. As of September 30, 2018, the outstanding aggregate principal amount of the 2023 Notes is $320,000.
On April 7, 2014, we issued $300,000 aggregate principal amount of unsecured notes that mature on July 15, 2019 (the “5.00% 2019 Notes”). Included in the issuance is $45,000 of Prospect Capital InterNotes® that were exchanged for the 5.00% 2019 Notes. The 5.00% 2019 Notes bear interest at a rate of 5.00% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2014. Total proceeds from the issuance of the 5.00% 2019 Notes, net of underwriting discounts and offering costs, were $295,998. On June 7, 2018, we commenced a tender offer to purchase for cash any and all of the $300,000 aggregate principal amount outstanding of the 5.00% 2019 Notes. On June 20, 2018, $146,464 aggregate principal amount of the 5.00% 2019 Notes, representing 48.8% of the previously outstanding 5.00% 2019 Notes, were validly tendered and accepted. The transaction resulted in our recognizing a loss of $3,705 during the three months ended June 30, 2018. On September 26, 2018, we repurchased the remaining $153,536 aggregate principal amount of the 5.00% 2019 Notes at a price of 101.645, including commissions. The transaction resulted in our recognizing a loss of $2,874 during the three months ended September 30, 2018.
On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the Original 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market (“ATM”) program with FBR Capital Markets & Co. through which we could sell, by means of ATM offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes (“Initial 2024 Notes ATM”). Following the initial 2024 Notes ATM, the aggregate principal amount of the 2024 Notes issued was $199,281 for net proceeds of $193,253, after commissions and offering costs. On July 2, 2018, we entered into a second ATM program with B.Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of the 2024 Notes (“Second 2024 Notes ATM”, and together with the Initial 2024 Notes ATM, the “2024 Notes Follow-on Program”). The 2024 Notes are listed on the New York Stock Exchange (“NYSE”) and trade thereon under the ticker “PBB.” During the three months ended September 30, 2018, we issued an additional $15,566 aggregate principal amount under the second 2024 Notes ATM, for net proceeds of $15,461, after commissions and offering costs. As of September 30, 2018, the outstanding aggregate principal amount of the 2024 Notes is $214,847.
On June 7, 2018, we issued $55,000 aggregate principal amount of unsecured notes that mature on June 15, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts and offering costs were $53,119. On July 2, 2018, we entered into an ATM program with B.Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2028 Notes (“2028 Notes ATM” or “2028 Notes Follow-on Program”). The 2028 Notes are listed on the NYSE and trade thereon under the ticker “PBY.” During the three months ended September 30, 2018, we issued an additional $10,078 aggregate principal amount under the 2028 Notes ATM, for net proceeds of $9,963, after commissions and offering costs. As of September 30, 2018, the outstanding aggregate principal amount of the 2028 Notes is $65,078.

On September 27, 2018, we issued $100,000 aggregate principal amount of unsecured notes that mature on January 15, 2024 (the “6.375% 2024 Notes”). The 6.375% 2024 Notes settled on October 1, 2018. The 6.375% 2024 Notes bear interest at a rate of 6.375% per year, payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2019. Total proceeds from the issuance of the 6.375% 2024 Notes, net of underwriting discounts and offering costs, were $98,985. Net proceeds are reflected in Due from Broker on the Consolidated Statements of Assets and Liabilities.
The 2023 Notes, the 2024 Notes, the 2028 Notes, and the 6.375% 2024 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $3,337 and debt issuance costs of $13,689, which are being amortized over the terms of the notes. As of September 30, 2018, $2,093 of the original issue discount and $10,126 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended September 30, 2018 and September 30, 2017, we recorded $11,363 and $11,041, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the three months ended September 30, 2018, we issued $39,757 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $39,093. These notes were issued with stated interest rates ranging from 5.00% to 6.00% with a weighted average interest rate of 5.48%. These notes mature between July 15, 2023 and September 15, 2028. The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2018:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$18,668	5.00%	5.00%	July 15, 2023 – September 15, 2023
7	7,172	5.50%–5.75%	5.73%	July 15, 2025 – September 15, 2025
8	385	5.75%	5.75%	July 15, 2026
10	13,532	6.00%	6.00%	July 15, 2028 – September 15, 2028
	$39,757
During the three months ended September 30, 2017, we issued $27,402 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $26,996. These notes were issued with stated interest rates ranging from 4.00% to 5.00% with a weighted average interest rate of 4.57%. These notes mature between July 15, 2022 and September 15, 2025. The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2017:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$17,059	4.00%–4.75%	4.42%	July 15, 2022 – September 15, 2022
7	2,825	4.75%–5.00%	4.93%	July 15, 2024
8	7,518	4.50%–5.00%	4.76%	August 15, 2025 – September 15, 2025
	$27,402
During the three months ended September 30, 2018, we redeemed, prior to maturity, $29,360 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.70% in order to replace shorter maturity debt with longer-term debt. During the three months ended September 30, 2018, we repaid $2,434 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2018 was $256. The following table summarizes the Prospect Capital InterNotes® outstanding as of September 30, 2018:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$245,127	4.00% – 5.50%	4.93%	July 15, 2020 - September 15, 2023
5.2	4,440	4.63%	4.63%	August 15, 2020 - September 15, 2020
5.3	2,636	4.63%	4.63%	September 15, 2020
5.5	69,570	4.25% – 4.75%	4.57%	May 15, 2020 - November 15, 2020
6	2,182	4.88%	4.88%	April 15, 2021 - May 15, 2021
6.5	38,672	5.10% – 5.25%	5.23%	December 15, 2021 - May 15, 2022
7	143,604	4.00% – 5.75%	5.12%	January 15, 2020 - September 15, 2025
7.5	1,996	5.75%	5.75%	February 15, 2021
8	24,820	4.50% – 5.75%	4.67%	August 15, 2025 - July 15, 2026
10	50,906	4.32% – 7.00%	6.11%	March 15, 2022 - September 15, 2028
12	2,978	6.00%	6.00%	November 15, 2025 - December 15, 2025
15	17,163	5.25% – 6.00%	5.35%	May 15, 2028 - November 15, 2028
18	20,199	4.13% – 6.25%	5.54%	December 15, 2030 - August 15, 2031
20	4,060	5.75% – 6.00%	5.89%	November 15, 2032 - October 15, 2033
25	32,834	6.25% – 6.50%	6.39%	August 15, 2038 - May 15, 2039
30	107,700	5.50% – 6.75%	6.24%	November 15, 2042 - October 15, 2043
	$768,887

During the three months ended September 30, 2017, we redeemed, prior to maturity $89,980 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.91% in order to replace debt with shorter maturity dates. During the three months ended September 30, 2017, we repaid $1,884 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2017 was $445.
The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2018:

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
	$760,924
In connection with the issuance of Prospect Capital InterNotes®, we incurred $24,904 of fees which are being amortized over the term of the notes, of which $11,875 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of September 30, 2018.
During the three months ended September 30, 2018 and September 30, 2017, we recorded $10,745 and $13,384, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.

Note 8. Fair Value and Maturity of Debt Outstanding
The following table shows our outstanding debt as of September 30, 2018.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility(2)	$404,000	$8,202	$404,000	(3)	$404,000		1ML+2.20%	(6)

2019 Notes	101,647	183	101,464		102,282	(4)	6.51%	(7)
2020 Notes	392,000	3,705	388,295		395,579	(4)	5.38%	(7)
2022 Notes	328,500	8,121	320,379		325,458	(4)	5.71%	(7)
Convertible Notes	822,147	12,009	810,138		823,319

2023 Notes	320,000	3,874	316,126		325,837	(4)	6.09%	(7)
2024 Notes	214,847	4,898	209,949		215,105	(4)	6.76%	(7)
2028 Notes	65,078	2,132	62,946		64,454	(4)	6.74%	(7)
6.375% 2024 Notes	100,000	1,315	98,685		99,460	(4)	6.63%	(7)
Public Notes	699,925	12,219	687,706		704,856

Prospect Capital InterNotes®	768,887	11,875	757,012		790,235	(5)	5.81%	(8)
Total	$2,694,959	$44,305	$2,658,856		$2,722,410

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of September 30, 2018.

(2)	The maximum draw amount of the Revolving Credit facility as of September 30, 2018 is $795,000.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Note 2 for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread based on observable market inputs.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

(7)
The effective interest rate is equal to the effect of the stated interest, the accretion of original issue discount and amortization of debt issuance costs. For the 2024 Notes and the 2028 Notes, the rate presented is a combined effective interest rate of their respective original Note issuances and Note Follow-on Programs.

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

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of September 30, 2018.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$404,000	$—	$—	$—	$404,000
Convertible Notes	822,147	101,647	392,000	328,500	—
Public Notes	699,925	—	—	320,000	379,925
Prospect Capital InterNotes®	768,887	—	285,650	226,047	257,190
Total Contractual Obligations	$2,694,959	$101,647	$677,650	$874,547	$1,041,115

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
Note 9. Stock Repurchase Program, Equity Offerings, Offering Expenses, and Distributions
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify shareholders of our intention to purchase our common stock. Our last notice was delivered with our annual proxy mailing on September 25, 2018.
We did not repurchase any shares of our common stock during the three months ended September 30, 2018 and September 30, 2017. As of September 30, 2018, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.

Excluding dividend reinvestments, during the three months ended September 30, 2018 and September 30, 2017, we did not issue any shares of our common stock.
On August 31, 2016, we filed a registration statement on Form N-2 (File No. 333-213391) with the SEC. We subsequently filed a Pre-Effective Amendment No. 2 thereto on November 1, 2016, which the SEC declared effective on November 3, 2016. On October 26, 2017, we filed Post-Effective Amendment No. 50 to the registration statement, which the SEC declared effective on October 30, 2017. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $5,000,000 in securities, consisting of common stock, preferred stock, debt securities, subscription rights to purchase our securities, warrants representing rights to purchase our securities or separately tradeable units combining two or more of our securities. As of September 30, 2018, we have the ability to issue up to $4,221,013 in securities under the registration statement.
During the three months ended September 30, 2018 and September 30, 2017, we distributed approximately $65,693 and $81,647, respectively, to our stockholders. The following table summarizes our distributions declared and payable for the three months ended September 30, 2017 and September 30, 2018.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/9/2017	7/31/2017	8/24/2017	$0.083330	$30,011
5/9/2017	8/31/2017	9/21/2017	0.083330	30,017
8/28/2017	9/29/2017	10/19/2017	0.060000	21,619
Total declared and payable for the three months ended September 30, 2017				$81,647

5/9/2018	7/31/2018	8/23/2018	$0.060000	$21,881
5/9/2018	8/31/2018	9/20/2018	0.060000	21,898
8/28/2018	9/28/2018	10/18/2018	0.060000	21,914
Total declared and payable for the three months ended September 30, 2018				$65,693
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during three months ended September 30, 2018 and September 30, 2017. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to September 30, 2018:

•	$0.06 per share for October 2018 to holders of record on October 31, 2018 with a payment date of November 21, 2018.

During the three months ended September 30, 2018 and September 30, 2017, we issued 815,201 and 233,489 shares of our common stock, respectively, in connection with the dividend reinvestment plan.
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

During the three months ended September 30, 2018, Prospect officers purchased 18,892 shares of our stock, or 0.01% of total outstanding shares as of September 30, 2018, through shares issued in connection with our dividend reinvestment plan.
As of September 30, 2018, we have reserved 72,662,285 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5).
Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three months ended September 30, 2018 and September 30, 2017.

	Three Months Ended September 30,
	2018	2017
Structuring, amendment, and advisory fees	$4,105	$8,207
Royalty and Net Revenue interests	1,823	1,578
Administrative agent fees	125	165
Total Other Income	$6,053	$9,950
Note 11. Net Increase in Net Assets per Share
The following information sets forth the computation of net increase in net assets resulting from operations per share during the three months ended September 30, 2018 and September 30, 2017.

	Three Months Ended September 30,
	2018	2017
Net increase in net assets resulting from operations	$83,795	$11,973
Weighted average common shares outstanding	364,783,137	360,171,834
Net increase in net assets resulting from operations per share	0.23	$0.03
Note 12. Income Taxes
While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is August 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified. The tax return for the tax year ended August 31, 2018 has not been filed. Taxable income and all amounts related to taxable income for the tax year ended August 31, 2018 are estimates and will not be fully determined until the Company’s tax return is filed.
For income tax purposes, dividends paid and distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to shareholders during the tax years ended August 31, 2018, 2017, and 2016 were as follows:

	Tax Year Ended August 31,
	2018	2017	2016
Ordinary income	$269,095	$359,215	$355,985
Capital gain	—	—	—
Return of capital	—	—	—
Total distributions paid to shareholders	$269,095	$359,215	$355,985

We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. shareholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. For the 2018 calendar year, 46.72% of our distributions as of September 30, 2018 qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. shareholders.

For the tax year ending August 31, 2019, the tax character of dividends paid to shareholders through September 30, 2018 is expected to be ordinary income. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending August 31, 2019.

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended August 31, 2018, 2017, and 2016:

	Tax Year Ended August 31,
	2018	2017	2016
Net increase in net assets resulting from operations	$406,305	$254,904	$262,831
Net realized loss on investments	26,335	100,765	22,666
Net unrealized (gains) losses on investments	(105,599)	(61,939)	73,181
Other temporary book-to-tax differences	(63,938)	(32,117)	(56,036)
Permanent differences	31	(772)	2,489
Taxable income before deductions for distributions	$263,134	$260,841	$305,131
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. The Regulated Investment Company Modernization Act (the “RIC Modernization Act”) was enacted on December 22, 2010. Under the RIC Modernization Act, capital losses incurred by taxpayers in taxable years beginning after the date of enactment will be allowed to be carried forward indefinitely and are allowed to retain their character as either short-term or long-term losses. As such, the capital loss carryforwards generated by us after the August 31, 2011 tax year will not be subject to expiration. Any losses incurred in post-enactment tax years will be required to be utilized prior to the losses incurred in pre-enactment tax years. As of August 31, 2018, we had capital loss carryforwards of approximately $280,386 available for use in later tax years. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, some of the Company’s capital loss carryforwards may become permanently unavailable due to limitations by the Code.
For the tax year ended August 31, 2018, we had no cumulative taxable income in excess of cumulative distributions.
As of September 30, 2018, the cost basis of investments for tax purposes was $6,000,194 resulting in an estimated net unrealized loss of $63,511. As of September 30, 2018, the gross unrealized gains and losses were $497,371 and $560,882, respectively. As of June 30, 2018, the cost basis of investments for tax purposes was $5,871,043 resulting in an estimated net unrealized loss of $143,764. As of June 30, 2018, the gross unrealized gains and losses were $476,197 and $619,961, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of September 30, 2018 and June 30, 2018 was calculated based on the book cost of investments as of September 30, 2018 and June 30, 2018, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2018 and 2017, respectively.
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal excise taxes, among other items. During the tax year ended August 31, 2018, we decreased overdistributed net investment income by $31 and dereased capital in excess of par value by $31. During the tax year ended August 31, 2017, we increased overdistributed net investment income by $772 and increased capital in excess of par value by $772. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended August 31, 2018 is being recorded in the fiscal year ending June 30, 2019 and the reclassifications for the taxable year ended August 31, 2017 were recorded in the fiscal year ended June 30, 2018.

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
The total gross base management fee incurred to the favor of the Investment Adviser was $30,095 and $30,379 during the three months ended September 30, 2018 and September 30, 2017, respectively.
The Investment Adviser has entered into a servicing agreement with certain institutions that purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. During the three months ended September 30, 2018 and September 30, 2017, we received payments of $138 and $216, respectively, from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments, which reduced the base management fees to $29,957 and $30,163 for the three months ended September 30, 2018 and September 30, 2017, respectively.
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
The total income incentive fee incurred was $21,290 and $15,933 during the three months ended September 30, 2018 and September 30, 2017, respectively. No capital gains incentive fee was incurred during the three months ended September 30, 2018 and September 30, 2017.
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
The allocation of gross overhead expense from Prospect Administration was $3,365 and $4,710 for the three months ended September 30, 2018 and September 30, 2017, respectively. Prospect Administration received estimated payments of $1,182 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the three months ended September 30, 2017. Prospect Administration did not receive any estimated payments of similar nature during the three months ended September 30, 2018. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. Net overhead during the three months ended September 30, 2018 and September 30, 2017 totaled $3,365 and $3,528, respectively.
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
During the three months ended September 30, 2018 and September 30, 2017, we received payments of $2,043 and $1,093, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration.
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
As of September 30, 2018, we had co-investments with Priority Income Fund, Inc. in the following CLO funds: Apidos CLO XXII, Barings CLO Ltd. 2018-III, Carlyle Global Market Strategies CLO 2016-3, Ltd., Cent CLO 21 Limited, CIFC Funding 2014-IV Investor, Ltd., CIFC Funding 2014-V, Ltd., CIFC Funding 2016-I, Ltd., Galaxy XXVIII CLO, Ltd., Halcyon Loan Advisors Funding 2014-2 Ltd., Halcyon Loan Advisors Funding 2015-3 Ltd., HarbourView CLO VII-R, Ltd., Jefferson Mill CLO Ltd., Mountain View CLO IX Ltd., Octagon Investment Partners 18-R Ltd., Romark WM-R Ltd., Symphony CLO XIV Ltd., Voya IM CLO 2014-1 Ltd., Voya CLO 2016-3, Ltd. and Voya CLO 2017-3, Ltd.; however HarbourView CLO VII-R, Ltd. and Octagon Investment Partners 18-R Ltd. are not considered co-investments pursuant to the Order as they were purchased on the secondary market.
As of September 30, 2018, we had a co-investment with Pathway Capital Opportunity Fund, Inc. in Carlyle Global Market Strategies CLO 2014-4-R, Ltd.; however, this investment is not considered a co-investment pursuant to the Order as it was purchased on the secondary market.
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the three months ended September 30, 2018 and September 30, 2017, we recognized expenses that were reimbursed for valuation services of $53 and $52, respectively. Conversely, Priority Income Fund, Inc. and Pathway Capital Opportunity Fund, Inc. reimburse us for software fees, expenses which were initially incurred by Prospect. As of September 30, 2018 and June 30, 2018 we accrued a receivable from Priority Income Fund, Inc. and Pathway Capital Opportunity Fund, Inc. for software fees of $43 and $88, respectively, which will be reimbursed to us.
Due from NPRC
As of September 30, 2018, we recorded a $5.8 million due from affiliate on the Consolidated Statement of Assets and Liabilities for a partial repayment from our investment in NPRC senior secured term loan TLE that was received on October 1, 2018. The $5.8 million principal payment reduced the cost basis of our investment in NPRC senior secured term loan TLE as of September 30, 2018.
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

June 30, 2018	$225
September 30, 2018	225
CCPI Inc.
Prospect owns 100% of the equity of CCPI Holdings Inc. (“CCPI Holdings”), a Consolidated Holding Company. CCPI Holdings owns 94.59% of the equity of CCPI Inc. (“CCPI”), with CCPI management owning the remaining 5.41% of the equity. CCPI owns 100% of each of CCPI Europe Ltd. and MEFEC B.V., and 45% of Gulf Temperature Sensors W.L.L.
On August 1, 2017, we entered into a participation agreement with CCPI management, and sold $144 of Prospect's investment in the Term Loan B debt.

The following amounts were paid from CCPI to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended September 30, 2017	$112
Three Months Ended September 30, 2018	223
The following interest payments were accrued and paid from CCPI to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2017	$935
Three Months Ended September 30, 2018	914
The following managerial assistance payments were paid from CCPI to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2017	$60
Three Months Ended September 30, 2018	60

The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$—
September 30, 2018	60
The following managerial assistance recognized had not yet been paid by CCPI to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2018	$60
September 30, 2018	—
The following payments were paid from CCPI to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to CCPI (no direct income was recognized by Prospect, but Prospect was able to recognize these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended September 30, 2017	45
Three Months Ended September 30, 2018	—
The following amounts were due from CCPI to Prospect for reimbursement of expenses paid by Prospect on behalf of CCPI and were included by Prospect within other receivables:

June 30, 2018	$7
September 30, 2018	—
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

On October 1, 2017, we restructured our investment in CP Energy. Concurrent with the restructuring, we exchanged $35,048 of Series B Convertible Preferred Stock for $35,048 of senior secured debt. We received $228 of an advisory fee related to the above transaction, which we recognized as other income.

On January 18, 2018, CP Energy redeemed common shares belonging to senior management, which increased our ownership percentage from 82.3% to 94.2% as of March 31, 2018.

On April 6, 2018, our common equity investment cost in the amount of $60,876 at the date of the merger in Arctic Equipment was exchanged for newly issued common shares of CP Energy. As a result of this merger between these controlled portfolio companies, our equity ownership percentage in CP Energy increased to 99.8%. There was no realized gain or loss recognized by us since this was a merger amongst two portfolio companies under our control.

The following interest payments were accrued and paid from CP Energy to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2017	$—
Three Months Ended September 30, 2018	1,195
The following interest income recognized had not yet been paid by CP Energy to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$—
September 30, 2018	1,182

The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$150
September 30, 2018	—
The following managerial assistance recognized had not yet been paid by CP Energy to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2018	$—
September 30, 2018	150

The following amounts were due from CP Energy to Prospect for reimbursement of expenses paid by Prospect on behalf of CP Energy and were included by Prospect within other receivables:

June 30, 2018	$55
September 30, 2018	1
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
During the three months ended September 30, 2018 and September 30, 2017, the following amounts of the aforementioned original issue discount of $7,521 accreted during the respective period, and included in interest income.

Three Months Ended September 30, 2017	$430
Three Months Ended September 30, 2018	848
The following interest payments were accrued and paid from Credit Central to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2017	$3,080
Three Months Ended September 30, 2018	2,651
The following managerial assistance payments were paid from Credit Central to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2017	$175
Three Months Ended September 30, 2018	175
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$175
September 30, 2018	175

The following amounts were due to Credit Central from Prospect for reimbursement of expenses paid by Credit Central on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2018	$33
September 30, 2018	—
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

The following interest payments were accrued and paid from Echelon to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2017	$1,603
Three Months Ended September 30, 2018	1,658
Included above, the following payment-in-kind interest from Echelon was capitalized and recognized by Prospect as interest income:

Three Months Ended September 30, 2017	$—
Three Months Ended September 30, 2018	2,125
The following interest income recognized had not yet been paid by Echelon to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$2,631
September 30, 2018	1,135
The following managerial assistance payments were paid from Echelon to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2017	$63
Three Months Ended September 30, 2018	—
The following managerial assistance payments had not yet been paid by Echelon to Prospect and were included by Prospect within other receivables and due to Prospect Administration:

June 30, 2018	$63
September 30, 2018	63
The following amounts were due from Echelon to Prospect for reimbursement of expenses paid by Prospect on behalf of Echelon and were included by Prospect within other receivables:

June 30, 2018	$18
September 30, 2018	13

Edmentum Ultimate Holdings, LLC
As of June 30, 2017, Prospect held a 37.1% membership interest in Edmentum Ultimate Holdings, LLC ("Edmentum Holdings"), which owns 100% of the equity of Edmentum, Inc. On February 23, 2018, certain participating members of Edmentum Holdings increased their revolving credit commitment and extended additional credit to Edmentum, Inc. in exchange for additional common units of Edmentum Holdings. As a result, Prospect's equity ownership was diluted to 11.5% and the investment was transferred from control to affiliate investment classification as of March 31, 2018. Edmentum is the largest all subscription based, software as a service provider of online curriculum and assessments to the U.S. education market. Edmentum provides high-value, comprehensive online solutions that support educators to successfully transition learners from one stage to the next.
During the year ended June 30, 2017, Prospect funded an additional $7,835 in the second lien revolving credit facility.
During the year ended June 30, 2018, Prospect funded an additional $7,834 in the second lien revolving credit facility.
The following amounts were paid from Edmentum to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended September 30, 2017	$7,834
Three Months Ended September 30, 2018	N/A
The following interest payments were accrued and paid from Edmentum to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2017	$214
Three Months Ended September 30, 2018	N/A
Included above, the following payment-in-kind interest from Edmentum was capitalized and recognized by Prospect as interest income:

Three Months Ended September 30, 2017	$150
Three Months Ended September 30, 2018	N/A
The following interest income recognized had not yet been paid by Edmentum to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$274
September 30, 2018	N/A
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
The following amounts were paid from First Tower to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended September 30, 2017	$1,911
Three Months Ended September 30, 2018	2,154
The following interest payments were accrued and paid from First Tower to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2017	$11,341
Three Months Ended September 30, 2018	13,962
Included above, the following payment-in-kind interest from First Tower was capitalized and recognized by Prospect as interest income:

Three Months Ended September 30, 2017	$870
Three Months Ended September 30, 2018	1,258
The following interest income recognized had not yet been paid by First Tower to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$4,703
September 30, 2018	4,687
The following managerial assistance recognized had not yet been paid by First Tower to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2018	$600
September 30, 2018	600
The following amounts were due from First Tower to Prospect for reimbursement of expenses paid by Prospect on behalf of First Tower and were included by Prospect within other receivables:

June 30, 2018	$26
September 30, 2018	28
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

June 30, 2018	$825
September 30, 2018	900

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
During the three months ended September 30, 2018, Prospect purchased $14,000 of first lien Senior Secured Term Loan A/B from a third party. In addition, Prospect purchased $5,000 of first lien Senior Secured Term Loan D and transferred $31,558 from Senior Secured Term Loan B to Senior Secured Term Loan C.
The following interest payments were accrued and paid from InderDent to Prospect and recognized by Prospect as interest income:

September 30, 2018	$6,821
Included in the above, the following payment-in-kind interest from InterDent was capitalized and recognized by Prospect as interest income:

September 30, 2018	$4,150
The following interest income recognized had not yet been paid by InterDent to Prospect and was included by Prospect within interest receivable:

June 30, 2017	$127
September 30, 2018	245
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
During the three months ended December 31, 2016, Prospect formed a separate legal entity, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 96.88% of the equity, and MITY-Lite management owns the remaining portion.  MITY FSC does not have material operations.  This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholders based on pro-rata ownership.  During the three months ended September 30, 2018 and September 30, 2017, we received $201 and $211, respectively of such commission, which we recognized as other income.
On January 17, 2017, Prospect invested an additional $8,000 of Senior Secured Note A and $8,000 of Senior Secured Term Loan B debt investments in MITY to fund an acquisition. Prospect recognized structuring fee income of $480 from this additional investment.
The following interest payments were accrued and paid from MITY to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2017	$1,920
Three Months Ended September 30, 2018	1,924
Included in the above, the following payment-in-kind interest from MITY was capitalized and recognized by Prospect as interest income:

September 30, 2018	$211
The following interest income recognized had not yet been paid by MITY to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$—
September 30, 2018	212

The following interest payments were accrued and paid from Broda Canada to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2017	$150
Three Months Ended September 30, 2018	144
During the three months ended September 30, 2017, there was a favorable fluctuation in the foreign currency exchange rate and Prospect recognized $12 of realized gain related to its investment in Broda Canada. During the three months ended September 30, 2018, there was a favorable fluctuation in the foreign currency exchange rate and Prospect recognized $1 of realized gain related to its investment in Broda Canada.

The following managerial assistance payments were paid from MITY to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2017	$75
Three Months Ended September 30, 2018	75
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$75
September 30, 2018	75
The following amounts were due from MITY to Prospect for reimbursement of expenses paid by Prospect on behalf of MITY and included by Prospect within other receivables:

June 30, 2018	$51
September 30, 2018	—
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
On May 25, 2018, Prospect purchased additional common equity of NPRC through NPH for $24,507. NPRC utilized $490 of proceeds provided to pay a structuring fee to Prospect (which was recognized by Prospect as structuring fee income). On June 1, 2018, NPRC utilized $23,271 of proceeds provided by Prospect on May 25, 2018 to purchase a 92.5% interest in Olentangy Commons Holdings, LLC. The remaining $746 was retained as working capital by NPRC. The minority interest holder purchased ownership interest in the JV for $1,887. The JV utilized the total proceeds, which included debt financing of $92,876, to acquire $113,000 of multi-family real estate assets. The remaining proceeds were used by the JV to pay $465 of structuring fees to NPRC, $861 of third party expenses, $1,706 of pre-funded capital expenditures, $798 of prepaid assets, and $1,204 was retained by the JV as working capital.
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

During the three months ended September 30, 2018, we provided $10,206 of equity financing to NPRC to fund capital expenditures for existing properties.
During the three months ended September 30, 2018, we received partial repayments of $8,221of our loans previously outstanding with NPRC and its wholly owned subsidiary.
The following dividends were declared and paid from NPRC to Prospect and recognized as dividend income by Prospect:

Three Months Ended September 30, 2017	$—
Three Months Ended September 30, 2018	11,000
All dividends were paid from earnings and profits of NPRC.

The following interest payments were accrued and paid by NPRC to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2017	$17,337
Three Months Ended September 30, 2018	20,398
The following interest income recognized had not yet been paid by NPRC to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$426
September 30, 2018	630
The following interest payments were accrued and paid by ACLLH to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2017	$1,802
Three Months Ended September 30, 2018	—
The following interest payments were accrued and paid by ACLL to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2017	$4,203
Three Months Ended September 30, 2018	—
The following net operating income interest payments were paid from NPRC to Prospect and recognized by Prospect as other income:

Three Months Ended September 30, 2017	$1,578
Three Months Ended September 30, 2018	1,663
The following structuring fees were paid from NPRC to Prospect and recognized by Prospect as other income:

Three Months Ended September 30, 2017	$13
Three Months Ended September 30, 2018	624
The following structuring fees were paid from ACLLH to Prospect and recognized by Prospect as other income:

Three Months Ended September 30, 2017	$288
Three Months Ended September 30, 2018	—
The following managerial assistance payments were paid from NPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2017	$325
Three Months Ended September 30, 2018	525
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$525
September 30, 2018	525
The following payments were paid from NPRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to NPRC (no direct income was recognized by Prospect, but Prospect was able to recognize these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended September 30, 2017	$837
Three Months Ended September 30, 2018	132
The following amounts were due from NPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of NPRC and included by Prospect within other receivables:

June 30, 2018	$286
September 30, 2018	59
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
On May 31, 2017, Prospect made an additional equity investment totaling $1,889, and Prospect’s ownership in Nationwide did not change.
On October 31, 2017, Prospect made an additional equity investment totaling $3,779, and Prospect’s ownership in Nationwide did not change.
The following dividends were declared and paid from Nationwide to Prospect and recognized as dividend income by Prospect:

Three Months Ended September 30, 2017	$730
Three Months Ended September 30, 2018	165
All dividends were paid from earnings and profits of Nationwide.
The following interest payments were accrued and paid from Nationwide to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2017	$862
Three Months Ended September 30, 2018	890
Included above, the following payment-in-kind interest from Nationwide was capitalized and recognized by Prospect as interest income:

Three Months Ended September 30, 2017	$145
Three Months Ended September 30, 2018	—
The following interest income recognized had not yet been paid by Nationwide to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$—
September 30, 2018	—

The following managerial assistance payments were paid from Nationwide to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2017	$100
Three Months Ended September 30, 2018	100
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$100
September 30, 2018	100
The following amounts were due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide and included by Prospect within other receivables:

June 30, 2018	$15
September 30, 2018	16
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
The following amounts were paid from Armed Forces to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended September 30, 2017	$—
Three Months Ended September 30, 2018	1,001
The following interest payments were accrued and paid from NMMB to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2017	$133
Three Months Ended September 30, 2018	134
The following interest income recognized had not yet been paid by NMMB to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$1
September 30, 2018	4
The following interest payments were accrued and paid from Armed Forces to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2017	$247
Three Months Ended September 30, 2018	176
The following interest income recognized had not yet been paid by Armed Forces to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$2
September 30, 2018	5
The following managerial assistance payments were paid from NMMB to Prospect and subsequently remitted to Prospect
Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2017	$100
Three Months Ended September 30, 2018	100

The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$100
September 30, 2018	100
The following managerial assistance recognized had not yet been paid by NMMB to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2018	$1,288
September 30, 2018	1,288
The following amounts were due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB and were included by Prospect within other receivables:

June 30, 2018	$4
September 30, 2018	—
Pacific World Corporation
On May 29, 2018, Prospect exercised its rights and remedies under its loan documents to exercise the shareholder voting rights in respect of the stock of Pacific World Corporation (“Pacific World”) and to appoint a new Board of Directors of Pacific World. As a result, as of June 30, 2018, Prospect’s investment in Pacific World is classified as a control investment.
On June 15, 2018, we made a $15,000 convertible preferred equity investment in Pacific World Corporation (“Pacific World”).
The following amounts were paid from Pacific World to Prospect and recorded by Prospect as repayment of loan receivable:

September 30, 2017	N/A
September 30, 2018	251
Since assuming control, the following interest payments were accrued and paid from Pacific World to Prospect and recognized by Prospect as interest income:

September 30, 2017	N/A
September 30, 2018	2,332
The following interest income recognized had not yet been paid by Pacific World to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$270
September 30, 2018	159
The following amounts were due from Pacific World to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB and were included by Prospect within other receivables:

June 30, 2018	$—
September 30, 2018	92

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
The following interest payments were accrued and paid from R-V to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2017	$738
Three Months Ended September 30, 2018	802
The following managerial assistance payments were paid from R-V to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2017	$45
Three Months Ended September 30, 2018	45
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$45
September 30, 2018	45
The following payments were paid from R-V to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to R-V (no direct income was recognized by Prospect, but Prospect was able to recognize these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended September 30, 2017	$2
Three Months Ended September 30, 2018	—
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
On June 3, 2017, Gulf Coast sold all of its assets to a third party, for total consideration of $10,250, including escrowed amounts. The proceeds from the sale were primarily used to repay a $6,115 third party revolving credit facility, and the remainder was used to pay other legal and administrative costs incurred by Gulfco. As no proceeds were allocated to Prospect, our debt and equity investment in Gulfco was written-off for tax purposes and we recorded a realized loss of $66,103 during the year ended June 30, 2017. Gulfco holds $2,050 in escrow related to the sale, which will be distributed to Prospect once released to Gulfco, and will be recognized as a realized gain if and when it is received. On June 28, 2017, Gulf Coast was renamed to SB Forging Company II, Inc.
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

During the year ended June 30, 2018, Prospect provided additional $3,000 debt financing to USES and its subsidiaries in the form of additional Term Loan A debt.

During the year ended June 30, 2018, we entered into a participation agreement with USES management, and sold $3 of Prospect’s investment in the Term Loan A debt.

The following managerial assistance recognized had not yet been paid by USES to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2018	$625
September 30, 2018	700
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
During the three months ended September 30, 2018, Prospect provided $5,100 of additional debt financing to Valley Electric.
The following dividends were declared and paid from Valley Electric to Prospect and recognized as dividend income by Prospect:

Three Months Ended September 30, 2017	$—
Three Months Ended September 30, 2018	3,500
The following interest payments were accrued and paid from Valley Electric to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2017	$1,185
Three Months Ended September 30, 2018	1,319
Included above, the following payment-in-kind interest from Valley Electric was capitalized and recognized by Prospect as interest income:

Three Months Ended September 30, 2017	$544
Three Months Ended September 30, 2018	—
The following interest income recognized had not yet been paid by Valley Electric to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$14
September 30, 2018	16
The following interest payments were accrued and paid from Valley to Prospect and recognized by Prospect as interest income:

Three Months Ended September 30, 2017	$280
Three Months Ended September 30, 2018	286
The following interest income recognized had not yet been paid by Valley to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$3
September 30, 2018	3
The following net operating income interest payments were paid from Valley Electric to Prospect and recognized by Prospect as other income:

Three Months Ended September 30, 2017	$—
Three Months Ended September 30, 2018	150
The following structuring fees were paid from Valley Electric to Prospect and recognized by Prospect as other income:

Three Months Ended September 30, 2017	$—
Three Months Ended September 30, 2018	153
The following managerial assistance payments were paid from Valley to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended September 30, 2017	$75
Three Months Ended September 30, 2018	75
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$75
September 30, 2018	75
The following amounts were due from Valley to Prospect for reimbursement of expenses paid by Prospect on behalf of Valley and were included by Prospect within other receivables:

June 30, 2018	$3
September 30, 2018	6

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

On March 14, 2017, $22,145 of assets previously held by Ark-La-Tex Wireline Services, LLC (“Ark-La-Tex”) were assigned to Wolf Energy Services Company, LLC, (“Wolf Energy Services”) a wholly-owned subsidiary of Wolf Energy Holdings. During the year ended June 30, 2017, Wolf Energy Services received $2,768 from the partial sale of these transferred assets. During the year ended June 30, 2017 Wolf Energy Services received $12,576 from the sale of assets.
During the year ended June 30, 2018, Wolf Energy Services received $2,930 from the sale of assets.
On December 29, 2017, we entered into a fee agreement with Wolf Energy Services Company, LLC (“Wolf”), for services required to locate, inventory, foreclose, and liquidate assets that were transferred from Ark-La-Tex to Wolf. Per the agreement, we will receive a fee equal to 8.0% of gross liquidation proceeds in the event aggregate liquidation gross proceeds exceed $19,000 (currently $18,500). During the year ended June 30, 2018, we received $1,222 in liquidation fees, net of third-party transaction costs, which is reflected as other income on our accompanying Consolidated Statement of Operations.
The following managerial assistance recognized had not yet been paid by Wolf Energy to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2018	$41
September 30, 2018	55

The following amounts were due from Wolf Energy to Prospect for reimbursement of expenses paid by Prospect on behalf of Wolf Energy and were included by Prospect within other receivables:

June 30, 2018	$41
September 30, 2018	15

Note 15. Litigation
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of September 30, 2018.

Note 16. Financial Highlights
The following is a schedule of financial highlights for the three months ended September 30, 2018 and September 30, 2017:

	Three Months Ended September 30,
	2018		2017
Per Share Data
Net asset value at beginning of period	$9.35		$9.32
Net investment income(1)	0.23		0.18
Net realized and change in unrealized (losses) gains(1)	—	(4)	(0.15)
Net increase from operations	0.23		0.03
Distributions of net investment income	(0.18)		(0.23)
Common stock transactions(2)	(0.01)		—	(4)
Net asset value at end of period	$9.39		$9.12

Per share market value at end of period	$7.33		$6.72
Total return based on market value(3)	12.03%		(14.40%)
Total return based on net asset value(3)	2.99%		1.22%
Shares of common stock outstanding at end of period	365,225,139		360,310,422
Weighted average shares of common stock outstanding	364,783,137		360,171,834

Ratios/Supplemental Data
Net assets at end of period	$3,430,944		$3,286,991
Portfolio turnover rate	0.95%		3.85%
Annualized ratio of operating expenses to average net assets	11.15%		11.42%
Annualized ratio of net investment income to average net assets	9.96%		7.68%
The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2018:

	Year Ended June 30,
	2018	2017		2016	2015	2014
Per Share Data
Net asset value at beginning of year	$9.32	$9.62		$10.31	$10.56	$10.72
Net investment income(1)	0.79	0.85		1.04	1.03	1.19
Net realized and change in unrealized gains (losses)(1)	0.04	(0.15)		(0.75)	(0.05)	(0.13)
Net increase from operations	0.83	0.70		0.29	0.98	1.06
Distributions of net investment income	(0.77)	(1.00)		(1.00)	(1.19)	(1.32)
Common stock transactions(2)	(0.03)	—	(4)	0.02	(0.04)	0.10
Net asset value at end of year	$9.35	$9.32		$9.62	$10.31	$10.56

Per share market value at end of year	$6.71	$8.12		$7.82	$7.37	$10.63
Total return based on market value(3)	(7.42%)	16.80%		21.84%	(20.84%)	10.88%
Total return based on net asset value(3)	12.39%	8.98%		7.15%	11.47%	10.97%
Shares of common stock outstanding at end of year	364,409,938	360,076,933		357,107,231	359,090,759	342,626,637
Weighted average shares of common stock outstanding	361,456,075	358,841,714		356,134,297	353,648,522	300,283,941

Ratios/Supplemental Data
Net assets at end of year	$3,407,047	$3,354,952		$3,435,917	$3,703,049	$3,618,182
Portfolio turnover rate	30.70%	23.65%		15.98%	21.89%	15.21%
Ratio of operating expenses to average net assets	11.08%	11.57%		11.95%	11.66%	11.11%
Ratio of net investment income to average net assets	8.57%	8.96%		10.54%	9.87%	11.18%

(1)	Per share data amount is based on the weighted average number of common shares outstanding for the year/period presented (except for dividends to shareholders which is based on actual rate per share).

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

(4)	Amount is less than $0.01.
Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ending June 30, 2019.

	Investment Income		Net Investment Income		Net Realized and Unrealized (Losses) Gains			Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)		Total	Per Share (1)
September 30, 2016	$179,832	$0.50	$78,919	$0.22	$2,447	$0.01		$81,366	$0.23
December 31, 2016	183,480	0.51	84,405	0.24	16,475	0.04		100,880	0.28
March 31, 2017	171,032	0.48	73,080	0.20	(53,588)	(0.15)		19,492	0.05
June 30, 2017	166,702	0.46	69,678	0.19	(18,510)	(0.05)		51,168	0.14

September 30, 2017	$158,579	$0.44	$63,732	$0.18	$(51,759)	$(0.15)		$11,973	$0.03
December 31, 2017	162,400	0.45	73,192	0.20	48,535	0.14		121,727	0.34
March 31, 2018	162,835	0.45	70,446	0.19	(18,587)	(0.04)		51,859	0.14
June 30, 2018	174,031	0.48	79,480	0.22	34,823	0.09		114,304	0.31

September 30, 2018	$180,422	$0.49	$85,159	$0.23	$(1,364)	$—	(2)	$83,795	$0.23

(1)
Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

(2)	Amount is less than $0.01.
Note 18. Subsequent Events
During the period from October 1, 2018 through November 5, 2018 we issued $16,550 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $16,279.
During the period from October 1, 2018 through October 29, 2018, we issued $2,806 in aggregate principal amount of our 2024 Notes for net proceeds of $2,768 and issued $1,741 in aggregate principal amount of our 2028 Notes for net proceeds of $1,708.
On October 1, 2018, Fleetwash, Inc. fully repaid the $21,544 Senior Secured Term Loan B receivable to us.
We have provided notice to call on October 12, 2018 with settlement on November 15, 2018, $70,072 of our Prospect Capital InterNotes® at par maturing between May 15, 2020 and November 15, 2020, with a weighted average rate of 4.92%.
On October 10, 2018, we made a $25,000 Second Lien Term Loan investment in 8th Avenue Food & Provisions, Inc., a private food brands provider and manufacturer of peanut and other nut butters, pasta and healthy snacks.
On October 11, 2018, we increased total commitments to our revolving credit facility for Prospect Capital Funding LLC, one of our GAAP consolidated subsidiaries, by $35,000 to $830,000 in the aggregate.
On October 12, 2018, we made a $35,000 Second Lien Term Loan investment in CCS-CMGC Holdings, Inc., a leading provider of outsourced correctional healthcare and behavioral healthcare solutions for government customers.

On October 18, 2018, ATS Consolidated, Inc. fully repaid the $15,000 Second Lien Term Loan receivable to us.
On October 25, 2018, we made a $12,500 Second Lien Term Loan investment in GlobalTranz Enterprises, Inc., a technology-enabled third-party logistics provider of transportation services, including full truckload, less-than-truckload, expedited (air), and intermodal services, along with logistics services and supply chain management solutions.
On October 31, 2018, our Registration Statement on Form N-2 (File No. 333-227124) was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to an aggregate of $5,000,000 in debt and equity securities in the public market.
On November 6, 2018, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.06 per share for November 2018 to holders of record on November 30, 2018 with a payment date of December 20, 2018.

•	$0.06 per share for December 2018 to holders of record on January 2, 2019 with a payment date of January 24, 2019.

•	$0.06 per share for January 2019 to holders of record on January 31, 2019 with a payment date of February 21, 2019.

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
Overview
The terms “Prospect,” “the Company,” “we,” “us” and “our” mean Prospect Capital Corporation and its subsidiaries unless the context specifically requires otherwise.

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
We consolidate certain of our wholly-owned and substantially wholly-owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements and are collectively referred to as the “Consolidated Holding Companies”: APH Property Holdings, LLC (“APH”); Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”); CCPI Holdings Inc.; CP Holdings of Delaware LLC (“CP Holdings”); Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC (“First Tower Delaware”); Harbortouch Holdings of Delaware Inc.; MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc. (“NMMB Holdings”); NPH Property Holdings, LLC (“NPH”); STI Holding, Inc.; UPH Property Holdings, LLC (“UPH”); Valley Electric Holdings I, Inc.; Valley Electric Holdings II, Inc.; and Wolf Energy Holdings Inc. (“Wolf Energy Holdings”). On October 10, 2014, concurrent with the sale of the operating company, our ownership increased to 100% of the outstanding equity of ARRM Services, Inc., which was renamed SB Forging Company, Inc. (“SB Forging”). As such, we began consolidating SB Forging on October 11, 2014. Effective May 23, 2016, in connection with the merger of American Property REIT Corp. (“APRC”) and United Property REIT Corp. (“UPRC”) with and into National Property REIT Corp. (“NPRC”), APH and UPH merged with and into NPH, and were dissolved. Effective April 6, 2018, Arctic Equipment merged with and into CP Energy Services, Inc. (“CP Energy”), a substantially wholly-owner subsidiary of CP Holdings, with CP Energy continuing as the surviving entity.
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
We currently have nine strategies that guide our origination of investment opportunities: (1) lending to companies controlled by private equity sponsors, (2) lending to companies not controlled by private equity sponsors, (3) purchasing controlling equity positions and lending to operating companies, (4) purchasing controlling equity positions and lending to financial services companies, (5) purchasing controlling equity positions and lending to real estate companies, (6) purchasing controlling equity positions and lending to aircraft leasing companies (7) investing in structured credit (8) investing in syndicated debt and (9) investing in consumer and small business loans and asset-backed securitizations. We may also invest in other strategies and opportunities from time to time that we view as attractive. We continue to evaluate other origination strategies in the ordinary course of business with no specific top-down allocation to any single origination strategy.
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
Investing in Consumer and Small Business Loans and Asset-Backed Securitizations - We purchase loans originated by certain consumer and small-and-medium-sized business (“SME”) loan platforms. We generally purchase each loan in its entirety (i.e., a “whole loan”) and we invest in asset-backed securitizations collateralized by consumer or small business loans. The borrowers are consumers and SMEs and the loans are typically serviced by the platforms of the loans. This investment strategy has comprised up to approximately 0% of our portfolio.

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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of September 30, 2018, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $2,331,620 and $2,487,337, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. We consolidate all wholly-owned and substantially wholly-owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
First Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended September 30, 2018, we acquired $44,927 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $200,390, and recorded paid in kind (“PIK”) interest of $9,325, resulting in gross investment originations of $254,642. During the three months ended September 30, 2018, we received full repayments on 2 investments and received several partial prepayments and amortization payments totaling $55,166.

Debt Issuances and Redemptions
During the three months ended September 30, 2018, we redeemed $29,360 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.70% in order to replace shorter maturity debt with longer-term debt., and repaid $2,434 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2018 was $255.
During the three months ended September 30, 2018 we issued $39,757 aggregate principal amount of Prospect Capital InterNotes® with a stated and weighted average interest rate of 5.48%, to extend our borrowing base. The newly issued notes mature between July 15, 2023 and September 15, 2028 and generated net proceeds of $39,093.
On September 26, 2018, we repurchased the remaining $153,536 aggregate principal amount of the 5.00% 2019 Notes at a price of 101.645, including commissions. The transaction resulted in our recognizing a loss of $2,874 during the three months ended September 30, 2018.
On September 27, 2018, we issued $100,000 aggregate principal amount of unsecured notes that mature on January 15, 2024 (the “6.375% 2024 Notes”). The 6.375% 2024 Notes settled on October 1, 2018. The 6.375% 2024 Notes bear interest at a rate of 6.375% per year, payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2019. Total proceeds from the issuance of the 6.375% 2024 Notes, net of underwriting discounts and offering costs, were $98,985. Net proceeds are reflected in Due from Broker on the Consolidated Statements of Assets and Liabilities.
Equity Issuances
On July 19, 2018, August 23, 2018, and September 20, 2018, we issued 282,592, 270,136, and 262,473 shares of our common stock in connection with the dividend reinvestment plan, respectively.

Investment Holdings
As of September 30, 2018, we continue to pursue our investment strategy. At September 30, 2018, approximately $5,936,683, or 173.0%, of our net assets are invested in 137 long-term portfolio investments and CLOs.
During the three months ended September 30, 2018, we originated $254,642 of new investments, primarily composed of $212,548 of debt and equity financing to non-controlled portfolio investments and $42,094 of debt and equity financing to controlled investments. Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans, though we also continue to close select junior debt and equity investments. Our annualized current yield was 13.5% and 13.0% as of September 30, 2018 and June 30, 2018, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 10.8% and 10.5% as of September 30, 2018 and June 30, 2018, respectively, across all investments. The increase in yield across our performing interest bearing investments, excluding equity investments and non-accrual loans, is partially due to the increase in LIBOR above our floors amongst our interest bearing investments. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
We are a non-diversified company within the meaning of the 1940 Act. As required by the 1940 Act, we classify our investments by level of control. As defined in the 1940 Act, “Control Investments” are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses or has the right to acquire within 60 days or less, a beneficial ownership of 25% or more of the voting securities of an investee company. Under the 1940 Act, “Affiliate Investments” are defined by a lesser degree of influence and are deemed to exist through the possession outright or via the right to acquire within 60 days or less, beneficial ownership of 5% or more of the outstanding voting securities of another person. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. As of September 30, 2018, we own controlling interests in the following portfolio companies: CCPI Inc. (“CCPI”); CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC) (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); R-V Industries, Inc.; SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company) (“Gulfco”); USES Corp. (“USES”); Valley Electric Company, Inc. (“Valley Electric”); and Wolf Energy, LLC (“Wolf Energy”). As of September 30, 2018, we also own affiliated interests in Nixon, Inc. (“Nixon”), Targus Cayman HoldCo Limited (“Targus”), Edmentum Ultimate Holdings, LLC (“Edmentum”) and United Sporting Companies, Inc. (“USC”).
The following shows the composition of our investment portfolio by level of control as of September 30, 2018 and June 30, 2018:

	September 30, 2018				June 30, 2018
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$2,331,620	38.6%	$2,487,337	41.9%	$2,300,526	39.5%	$2,404,326	42.0%
Affiliate Investments	175,235	2.9%	95,993	1.6%	55,637	0.9%	58,436	1.0%
Non-Control/Non-Affiliate Investments	3,532,959	58.5%	3,353,353	56.5%	3,475,295	59.6%	3,264,517	57.0%
Total Investments	$6,039,814	100.0%	$5,936,683	100.0%	$5,831,458	100.0%	$5,727,279	100.0%

The following shows the composition of our investment portfolio by type of investment as of September 30, 2018 and June 30, 2018:

	September 30, 2018				June 30, 2018
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Revolving Line of Credit	$30,002	0.5%	$29,871	0.5%	$38,659	0.7%	$38,559	0.7%
Senior Secured Debt	2,737,167	45.4%	2,601,554	43.8%	2,602,018	44.6%	2,481,353	43.3%
Subordinated Secured Debt	1,360,127	22.5%	1,290,476	21.7%	1,318,028	22.6%	1,260,525	22.0%
Subordinated Unsecured Debt	38,712	0.6%	31,178	0.5%	38,548	0.7%	32,945	0.6%
Small Business Loans	—	—%	—	—%	30	—%	17	—%
CLO Debt	26,085	0.4%	27,424	0.5%	6,159	0.1%	6,159	0.1%
CLO Residual Interest	1,106,222	18.3%	937,899	15.8%	1,096,768	18.8%	954,035	16.7%
Preferred Stock	92,346	1.5%	78,148	1.3%	92,346	1.6%	75,986	1.3%
Common Stock	455,569	7.5%	567,988	9.6%	445,364	7.6%	517,858	9.0%
Membership Interest	193,584	3.3%	259,129	4.4%	193,538	3.3%	257,799	4.5%
Participating Interest(1)	—	—%	112,084	1.9%	—	—%	101,126	1.8%
Escrow Receivable	—	—%	932	—%	—	—%	917	—%
Total Investments	$6,039,814	100.0%	$5,936,683	100.0%	$5,831,458	100.0%	$5,727,279	100.0%

(1)	Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.
The following shows our investments in interest bearing securities by type of investment as of September 30, 2018 and June 30, 2018:

	September 30, 2018				June 30, 2018
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien	$2,766,992	52.2%	$2,631,248	53.5%	$2,632,843	51.6%	$2,512,078	52.6%
Second Lien	1,360,304	25.7%	1,290,653	26.2%	1,325,862	26.0%	1,268,359	26.6%
Unsecured	38,712	0.7%	31,178	0.6%	38,548	0.8%	32,945	0.7%
Small Business Loans	—	—%	—	—%	30	—%	17	—%
CLO Debt	26,085	0.5%	27,424	0.6%	6,159	0.1%	6,159	0.1%
CLO Residual Interest	1,106,222	20.9%	937,899	19.1%	1,096,768	21.5%	954,035	20.0%
Total Debt Investments	$5,298,315	100.0%	$4,918,402	100.0%	$5,100,210	100.0%	$4,773,593	100.0%

The following shows the composition of our investment portfolio by geographic location as of September 30, 2018 and June 30, 2018:

	September 30, 2018				June 30, 2018
Geographic Location	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Canada	$5,973	0.1%	$5,973	0.1%	$16,809	0.3%	$17,816	0.3%
Cayman Islands	1,132,307	18.7%	965,323	16.3%	1,102,927	18.9%	960,194	16.8%
France	12,572	0.2%	12,566	0.2%	12,490	0.2%	12,334	0.2%
MidAtlantic US	523,769	8.7%	523,769	8.8%	410,644	7.0%	410,644	7.2%
Midwest US	387,054	6.4%	461,870	7.8%	395,622	6.8%	413,757	7.2%
Northeast US	701,670	11.6%	753,146	12.7%	677,204	11.6%	701,851	12.3%
Northwest US	108,586	1.8%	121,014	2.0%	103,906	1.8%	90,288	1.6%
Puerto Rico	84,509	1.4%	82,932	1.4%	84,713	1.5%	83,507	1.5%
Southeast US	1,229,946	20.5%	1,403,936	23.7%	1,243,430	21.3%	1,524,379	26.6%
Southwest US	727,270	12.0%	636,736	10.7%	723,038	12.4%	599,914	10.4%
Western US	1,126,158	18.6%	969,418	16.3%	1,060,675	18.2%	912,594	15.9%
Total Investments	$6,039,814	100.0%	$5,936,683	100.0%	$5,831,458	100.0%	$5,727,278	100.0%

The following shows the composition of our investment portfolio by industry as of September 30, 2018 and June 30, 2018:

	September 30, 2018				June 30, 2018
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$71,961	1.2%	$87,375	1.5%	$69,837	1.2%	$82,278	1.4%
Auto Components	25,388	0.4%	24,851	0.4%	12,681	0.2%	12,887	0.2%
Building Products	19,824	0.3%	20,000	0.3%	9,905	0.2%	10,000	0.2%
Capital Markets	26,531	0.4%	26,675	0.4%	19,799	0.3%	20,000	0.3%
Commercial Services & Supplies	383,195	6.3%	325,949	5.5%	386,187	6.6%	330,024	5.8%
Communications Equipment	47,872	0.8%	48,000	0.8%	39,860	0.7%	40,000	0.7%
Construction & Engineering	69,515	1.2%	81,943	1.4%	64,415	1.1%	50,797	0.9%
Consumer Finance	474,512	7.9%	570,417	9.6%	485,381	8.3%	586,978	10.2%
Distributors	301,282	5.0%	224,861	3.8%	470,750	8.1%	402,465	7.0%
Diversified Consumer Services	156,555	2.6%	143,942	2.4%	173,695	3.0%	163,152	2.8%
Electronic Equipment, Instruments & Components	54,667	0.9%	62,555	1.1%	54,805	0.9%	62,964	1.1%
Energy Equipment & Services	259,065	4.3%	192,318	3.2%	257,371	4.4%	170,574	3.0%
Entertainment	46,822	0.8%	46,941	0.8%	—	—%	—	—%
Equity Real Estate Investment Trusts (REITs)	510,063	8.4%	839,637	14.1%	499,858	8.6%	811,915	14.2%
Food Products	9,888	0.2%	9,888	0.2%	9,884	0.2%	9,886	0.2%
Health Care Equipment & Supplies	42,845	0.7%	42,845	0.7%	43,279	0.7%	43,279	0.8%
Health Care Providers & Services	441,972	7.3%	423,853	7.1%	421,198	7.2%	404,130	7.1%
Hotels & Personal Products	—	—%	—	—%	24,938	0.4%	24,938	0.4%
Hotels, Restaurants & Leisure	37,108	0.6%	37,108	0.6%	37,295	0.6%	37,295	0.6%
Household Products	24,875	0.4%	24,875	0.4%	—	—%	—	—%
Household Durables	39,486	0.7%	37,653	0.6%	42,539	0.7%	41,623	0.7%
Insurance	2,987	—%	2,987	0.1%	2,986	0.1%	2,986	0.1%
Interactive Media & Services	48,718	0.8%	48,718	0.8%	—	—%	—	—%
Internet & Direct Marketing Retail	—	—%	—	—%	39,813	0.7%	39,813	0.7%
Internet Software & Services	—	—%	—	—%	229,717	4.0%	229,791	4.0%
IT Services	294,918	4.9%	295,294	5.0%	182,183	3.1%	182,578	3.2%
Leisure Products	43,463	0.7%	43,552	0.7%	45,531	0.8%	45,626	0.8%
Machinery	35,488	0.6%	24,782	0.4%	35,488	0.6%	31,886	0.6%
Media	158,762	2.6%	157,653	2.7%	143,063	2.5%	140,365	2.4%
Online Lending	318,909	5.2%	232,326	4.0%	327,159	5.6%	243,078	4.2%
Paper & Forest Products	11,337	0.2%	11,337	0.2%	11,328	0.2%	11,226	0.2%
Personal Products	228,325	3.8%	164,158	2.8%	228,575	3.9%	165,020	2.9%
Pharmaceuticals	11,882	0.2%	12,000	0.2%	11,882	0.2%	12,000	0.2%
Professional Services	161,174	2.7%	165,608	2.8%	74,272	1.3%	76,991	1.3%
Real Estate Management & Development	41,580	0.7%	41,580	0.7%	41,860	0.7%	41,860	0.7%
Software	69,462	1.2%	70,259	1.2%	66,435	1.1%	67,265	1.2%
Technology Hardware, Storage & Peripherals	12,388	0.2%	12,500	0.2%	12,384	0.2%	12,500	0.2%
Textiles, Apparel & Luxury Goods	319,074	5.3%	329,288	5.5%	46,429	0.8%	60,220	1.1%
Tobacco	14,399	0.2%	14,399	0.2%	14,392	0.3%	14,392	0.3%
Trading Companies & Distributors	63,700	1.1%	45,129	0.8%	63,863	1.1%	56,199	1.0%
Transportation Infrastructure	27,515	0.5%	28,104	0.5%	27,494	0.5%	28,104	0.5%
Subtotal	$4,907,507	81.3%	$4,971,360	83.7%	$4,728,531	81.1%	$4,767,085	83.2%
Structured Finance(1)	$1,132,307	18.7%	$965,323	16.3%	$1,102,927	18.9%	$960,194	16.8%
Total Investments	$6,039,814	100.0%	$5,936,683	100.0%	$5,831,458	100.0%	$5,727,279	100.0%
(1) Our CLO investments do not have industry concentrations and as such have been separated in the table above.

Portfolio Investment Activity
During the three months ended September 30, 2018, we acquired $44,927 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $200,390, and recorded PIK interest of $9,325, resulting in gross investment originations of $254,642. The more significant of these transactions are briefly described below.
During the period from July 13, 2018 to July 16, 2018, we made follow-on first lien term loan investments of $105,000 in Town & Country Holdings, Inc., to support acquisitions. The first lien term loan bears interest at the greater of 10.00% or LIBOR plus 8.50% and has a final maturity of January 26, 2023.
On August 1, 2018, we purchased from a third party $14,000 of First Lien Senior Secured Term Loan A/B issued by InterDent, Inc. at par. On September 19, 2018, we made a $5,000 Senior Secured Term Loan D follow-on investment. The First Lien Senior Secured Term Loan A/B bears interest at the greater of 1.00% or LIBOR plus 0.25% and has a final maturity of September 5, 2020. The Senior Secured Term Loan D bears interest at 1.00% PIK interest and has a final maturity of September 5, 2020.
On August 6, 2018, we made a $17,500 senior secured investment in Halyard MD OPCO, LLC, a healthcare IT and advertising technology business that enables targeted advertising campaigns to healthcare providers and patients. Our investment is comprised of a $12,000 first lien term loan, a $2,000 unfunded revolving credit facility, and a $3,500 unfunded delayed draw investment. The first lien term loan bears interest at the greater of 10.00% or LIBOR plus 8.00% and has a final maturity of August 6, 2023. The unfunded revolving credit facility and delayed draw bear interest at the greater of 10.00% or LIBOR plus 8.00% and has a final maturity of August 6, 2019.
During the period from July 19, 2018 through September 20, 2018, we provided $10,206 of equity financing to NPRC, which was used to acquire additional real estate properties.
During the period from August 3, 2018 to September 6, 2018, we made follow-on second lien term loan investments of $10,000 in Janus International Group, LLC. The senior lien term loan bears interest at the greater of 8.75% or LIBOR plus 7.75% and has a final maturity of February 12, 2026.
During the period from August 14, 2018 to September 24, 2018, we made follow-on second lien term loan investments of $13,000 in K&N Parent, Inc. The second lien term loan bears interest at the greater of 9.75% or LIBOR plus 8.75% and has a final maturity of October 21, 2024.
On September 14, 2018, we made a $10,100 Senior Secured Term Loan A and a $10,100 Senior Secured Term Loan B debt investment in Centerfield Media Holding Company, a provider of customer acquisition and conversion services, to fund an acquisition.The Senior Secured Term Loan A bears interest at the greater of 9.00% or LIBOR plus 7.00% and has a final maturity of January 17, 2022. The Senior Secured Term Loan B bears interest at the greater of 14.50% or LIBOR plus 12.50% and has a final maturity of January 17, 2022.
During the three months ended September 30, 2018, we received full repayments on two investments and received several partial prepayments and amortization payments totaling $55,166, which resulted in net realized gains totaling $1,041. The more significant of these transactions are briefly described below.
On September 7, 2018, CURO Financial Technologies Corp. fully repaid the $10,896 Senior Secured Note receivable to us.

The following table provides a summary of our investment activity for each quarter within the three years ending June 30, 2019:

Quarter Ended	Acquisitions(1)	Dispositions(2)
September 30, 2016	347,150	114,331
December 31, 2016	469,537	644,995
March 31, 2017	449,607	302,513
June 30, 2017	223,176	352,043
September 30, 2017	222,151	310,894
December 31, 2017	738,737	1,041,126
March 31, 2018	429,928	116,978
June 30, 2018	339,841	362,287
September 30, 2018	254,642	55,166

(1)	Includes investments in new portfolio companies, follow-on investments in existing portfolio companies, refinancings and PIK interest.

(2)	Includes sales, scheduled principal payments, prepayments and refinancings.
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
With respect to our online consumer and SME lending initiative, we invest primarily in marketplace loans through marketplace lending platforms.  We do not conduct loan origination activities ourselves. Therefore, our ability to purchase consumer and SME loans, and our ability to grow our portfolio of consumer and SME loans, are directly influenced by the business performance and competitiveness of the marketplace loan origination business of the marketplace lending platforms from which we purchase consumer and SME loans. In addition, our ability to analyze the risk-return profile of consumer and SME loans is significantly dependent on the marketplace platforms’ ability to effectively evaluate a borrower's credit profile and likelihood of default. If we are unable to effectively evaluate borrowers' credit profiles or the credit decisioning and scoring models implemented by each platform, we may incur unanticipated losses which could adversely impact our operating results.
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $5,936,683.
Our portfolio companies are generally lower middle market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.

Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Several of our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the three months ended September 30, 2018.
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings, a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy, and the remaining equity is owned by CP Energy management. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries.
The fair value of our investment in CP Energy increased to $142,640 as of September 30, 2018, reflecting a discount of $36,836 to its amortized cost, compared to a discount of $56,215 to its amortized cost as of June 30, 2018. The increase in fair value was driven by an improvement in operating performance driven by revenue growth and increased profitability.
Credit Central Loan Company, LLC
Prospect owns 100% of the equity of Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a Consolidated Holding Company. Credit Central Delaware owns 98.26% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of September 30, 2018 and June 30, 2018, with entities owned by Credit Central management owning the remaining 1.74% of the equity. Credit Central is a branch-based provider of installment loans.
The fair value of our investment in Credit Central decreased to $70,588, representing a premium of 14% to its amortized cost basis, as of September 30, 2018, from $76,677, representing a premium of 25% to its amortized cost basis, as of June 30, 2018. The decrease in fair value was driven by a decline in comparable public company trading multiples and in Credit Central’s financial performance.
National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly-owned subsidiaries, NPRC invests in online consumer loans. Effective May 23, 2016, APRC and UPRC merged with and into NPRC, to consolidate all of our real estate holdings, with NPRC as the surviving entity. As of September 30, 2018, we own 100% of the fully-diluted common equity of NPRC.
During the three months ended September 30, 2018, we provided $10,206 of equity financing to NPRC to fund capital expenditures for existing properties. In addition, we received partial repayments of $8,221of our loans previously outstanding with NPRC and its wholly owned subsidiary.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of September 30, 2018, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 52,559 individual loans and residual interest in four securitizations, and had an aggregate fair value of $308,267. The average outstanding individual loan balance is approximately $5 and the loans mature on dates ranging from October 1, 2018 to April 19, 2025 with a weighted-average outstanding term of 26 months as of September 30, 2018. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 23.9%. As of September 30, 2018, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $232,326.
As of September 30, 2018, based on outstanding principal balance, 7.1% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 19.9% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 73.0% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$18,093	$17,495	4.0% - 26.0%	12.5%
Prime	50,792	47,786	4.0% - 36.0%	17.1%
Near Prime	186,177	171,273	6.0% - 36.0%	26.9%
*Weighted by outstanding principal balance of the online consumer loans.

As of September 30, 2018, our investment in NPRC and its wholly-owned subsidiaries had an amortized cost of $828,972 and a fair value of $1,071,963, including our investment in online consumer lending as discussed above. The fair value of $839,637 related to NPRC’s real estate portfolio was comprised of forty-five multi-families properties, twelve self-storage units, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of September 30, 2018.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	5100 Live Oaks Blvd, LLC	Tampa, FL	1/17/2013	63,400	46,292
3	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	20,216
4	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,624
5	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	175,108
6	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,375
7	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,845
8	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,700
9	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,550
10	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	14,092
11	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
12	City West Apartments II, LLC	Orlando, FL	11/19/2013	23,562	22,997
13	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	32,525
14	Atlanta Eastwood Village LLC	Stockbridge, GA	12/12/2013	25,957	22,455
15	Atlanta Monterey Village LLC	Jonesboro, GA	12/12/2013	11,501	10,925
16	Atlanta Hidden Creek LLC	Morrow, GA	12/12/2013	5,098	4,677
17	Atlanta Meadow Springs LLC	College Park, GA	12/12/2013	13,116	12,862
18	Atlanta Meadow View LLC	College Park, GA	12/12/2013	14,354	12,916
19	Atlanta Peachtree Landing LLC	Fairburn, GA	12/12/2013	17,224	15,300
20	NPH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	27,035
21	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	7,755
22	NPH Carroll Atlantic Beach, LLC	Atlantic Beach, FL	1/31/2014	13,025	8,401
23	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
24	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
25	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
26	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
27	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
28	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
29	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
30	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	8,927	6,695
31	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
32	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	86,635
33	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	14,236
34	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,942
35	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	28,986
36	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	14,480
37	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	15,363
38	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	18,328

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
39	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	$13,551	$19,500
40	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,900
41	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
42	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
43	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
44	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
45	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
46	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
47	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	43,115
48	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
49	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
50	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
51	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,057
52	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	48,658
53	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	6,087
54	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	15,371
55	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
56	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
57	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
58	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
59	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	44,044
60	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	14,185
61	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
62	Laurel Pointe Holdings, LLC	Forest Park, GA	5/9/2018	33,005	26,400
63	Bradford Ridge Holdings, LLC	Forest Park, GA	5/9/2018	12,500	10,000
64	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
65	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	39,525
66	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	19,335
67	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
68	Ashwood Ridge Holdings LLC	Jonesboro, GA	9/21/2018	9,600	7,300
				$2,034,164	$1,690,186
The fair value of our investment increased in NPRC to $1,071,963 as of September 30, 2018, a premium of $242,991 from its amortized cost, compared to the $227,989 premium recorded at June 30, 2018. This increase is primarily attributable to increases in property values, driven by an increase in net operating income and a decline in capitalization rates.
R-V Industries, Inc.
Prospect owns 88.27% of the fully-diluted equity of R-V Industries, Inc. (“R-V”), with R-V management owning the remaining 11.73% of the equity. R-V is an industrial engineering and metal fabrication company specializing in designing, building, and installing industrial process equipment for customers throughout the U.S. and worldwide.
The fair value of our investment in R-V decreased to $24,782, representing a discount of 30% to its amortized cost basis, as of September 30, 2018, from $31,887, representing a premium of 10% to its amortized cost basis, as of June 30, 2018. The decrease in fair value was driven by a decline in operating performance.
Valley Electric Company, Inc.

Prospect owns 100% of the common stock of Valley Electric Holdings I, Inc. (“Valley Holdings I”), a Consolidated Holding
Company. Valley Holdings I owns 100% of Valley Electric Holdings II, Inc. (“Valley Holdings II”), a Consolidated Holding
Company. Valley Holdings II owns 94.99% of Valley Electric Company, Inc. (“Valley Electric”), with Valley Electric management owning the remaining 5.01% of the equity. Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc. (“Valley”), a leading provider of specialty electrical services in the state of Washington and among the top electrical contractors in the United States. Due to increased demand for specialty electrical services and higher project margins, the fair value of our investment in Valley Electric increased to $81,943 as of September 30, 2018, a premium of $12,428 from its amortized cost, compared to the $13,618 unrealized depreciation recorded at June 30, 2018.

Our controlled investments, other than those discussed above, are valued at $60,672 below cost and did not experience significant changes in operating performance or value. Overall, combined with those portfolio companies discussed above, our controlled investments at September 30, 2018 are valued at $155,717 above their amortized cost.
We hold four affiliate investments at September 30, 2018, which are valued at $79,242 below their amortized cost. This discount is primarily driven by our affiliate investment in USC, which is valued at a discount to amortized cost of $76,421.

With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. However, as of September 30, 2018, one of our non-control/ non-affiliate investments, Universal Turbine Parts, LLC (“UTP”) is valued at discount to amortized cost of $18,571. As of September 30, 2018, our CLO investment portfolio is valued at a $166,984 discount to amortized cost. Excluding UTP and the CLO investment portfolio, non-control/non-affiliate investments at September 30, 2018 are valued at $5,949 above their amortized cost and did not experience significant changes in operating performance or value.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of September 30, 2018 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in December 2012, April 2014 and April 2017 (with a follow-on issuance in May 2018); Public Notes which we issued in March 2013, December 2015 (and from time to time through our 2024 Notes Follow-on Program), June 2018 (and from time to time through our 2028 Notes Follow-on Program), and September 2018; and Prospect Capital InterNotes® which we issue from time to time. Our equity capital is comprised entirely of common equity.
The following table shows our outstanding debt as of September 30, 2018:

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility(2)	$404,000	$8,202	$404,000	(3)	$404,000		1ML+2.20%	(6)

2019 Notes	101,647	183	101,464		102,282	(4)	6.51%	(7)
2020 Notes	392,000	3,705	388,295		395,579	(4)	5.38%	(7)
2022 Notes	328,500	8,121	320,379		325,458	(4)	5.71%	(7)
Convertible Notes	822,147	12,009	810,138		823,319

2023 Notes	320,000	3,874	316,126		325,837	(4)	6.09%	(7)
2024 Notes	214,847	4,898	209,949		215,105	(4)	6.76%	(7)
2028 Notes	65,078	2,132	62,946		64,454	(4)	6.74%	(7)
6.375% 2024 Notes	100,000	1,315	98,685		99,460	(4)	6.63%	(7)
Public Notes	699,925	12,219	687,706		704,856

Prospect Capital InterNotes®	768,887	11,875	757,012		790,235	(5)	5.81%	(8)
Total	$2,694,959	$44,305	$2,658,856		$2,722,410

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of September 30, 2018.

(2)	The maximum draw amount of the Revolving Credit facility as of September 30, 2018 is $795,000.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Critical Accounting Policies and Estimates for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread based on observable market inputs.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

(7)
The effective interest rate is equal to the effect of the stated interest, the accretion of original issue discount and amortization of debt issuance costs. For the 2024 Notes and the 2028 Notes, the rate presented is a combined effective interest rate of their respective original Note issuances and Note Follow-on Programs..

(8)
For the Prospect Capital InterNotes®, the rate presented is the weighted average effective interest rate. Interest expense and deferred debt issuance costs, which are amortized on a straight-line method over the stated life of the obligation which approximates level yield, are weighted against the average year-to-date principal balance.

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of September 30, 2018:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$404,000	$—	$—	$—	$404,000
Convertible Notes	822,147	101,647	392,000	328,500	—
Public Notes	699,925	—	—	320,000	379,925
Prospect Capital InterNotes®	768,887	—	285,650	226,047	257,190
Total Contractual Obligations	$2,694,959	$101,647	$677,650	$874,547	$1,041,115
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2018:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$37,000	$—	$37,000	$—	$—
Convertible Notes	822,147	101,647	392,000	328,500	—
Public Notes	727,817	—	153,536	320,000	254,281
Prospect Capital InterNotes®	760,924	—	276,484	246,525	237,915
Total Contractual Obligations	$2,347,888	$101,647	$859,020	$895,025	$492,196
Historically, we have funded a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock, subscription rights, and warrants and units to purchase such securities in an amount up to $5,000,000 less issuances to date. As of September 30, 2018, we can issue up to $4,221,013 of additional debt and equity securities in the public market under this shelf registration. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.
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

Revolving Credit Facility
On August 29, 2014, we renegotiated our previous credit facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility”). The lenders had extended commitments of $885,000 under the 2014 Facility as of September 30, 2018. The 2014 Facility included an accordion feature which allowed commitments to be increased up to $1,500,000 in the aggregate. Interest on borrowings under the 2014 Facility is one-month LIBOR plus 225 basis points. Additionally, the lenders charged a fee on the unused portion of the 2014 Facility equal to either 50 basis points if at least 35% of the credit facility was drawn or 100 basis points otherwise.
On August 1, 2018, we renegotiated the 2014 Facility and closed an expanded five and a half year revolving credit facility (the “2018 Facility” and collectively with the 2014 Facility, the “Revolving Credit Facility”). The lenders have extended commitments of $795,000 under the 2018 Facility as of September 30, 2018.The 2018 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The 2018 Facility matures on March 27, 2024. It includes a revolving period that extends through March 27, 2022, followed by an additional two-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such two-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two-year amortization period, the remaining balance will become due, if required by the lenders.

The 2018 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2018 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2018 Facility. The 2018 Facility also requires the maintenance of a minimum liquidity requirement. As of September 30, 2018, we were in compliance with the applicable covenants.
Interest on borrowings under the 2018 Facility is one-month LIBOR plus 220 basis points. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 50 basis points if more than 60% of the credit facility is drawn, or 100 basis points if more than 35% and an amount less than or equal to 60% of the credit facility is drawn, or 150 basis points if an amount less than or equal to 35% of the credit facility is drawn. The 2018 Facility requires us to pledge assets as collateral in order to borrow under the credit facility.
As of September 30, 2018 and June 30, 2018, we had $336,167 and $547,205, respectively, available to us for borrowing under the Revolving Credit Facility, with $404,000 and $37,000 outstanding as of September 30, 2018 and June 30, 2018, respectively. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $795,000. As of September 30, 2018, the investments, including cash, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,513,897, which represents 25.0% of our total investments, including cash. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $8,431 of new fees and $1,473 were carried over for continuing participants from the previous facility, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of September 30, 2018, $8,202 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities. As of September 30, 2018, $325 of fees were expensed relating to credit providers in the 2014 Facility who did not commit to the 2018 Facility.
During the three months ended September 30, 2018 and September 30, 2017, we recorded $4,365 and $2,954, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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

On August 14, 2012, we issued $200,000 aggregate principal amount of convertible notes that matured on March 15, 2018 (the “2018 Notes”). The 2018 Notes bore interest at a rate of 5.75% per year, payable semi-annually on March 15 and September 15 of each year, beginning March 15, 2013. Total proceeds from the issuance of the 2018 Notes, net of underwriting discounts and offering costs, were $193,600. On April 6, 2017, we repurchased $114,581 aggregate principal amount of the 2018 Notes at a price of 103.5, including commissions. The transaction resulted in our recognizing a $4,700 loss during the three months ended June 30, 2017. On March 15, 2018, we repaid the outstanding principal amount of $85,419 of the 2018 Notes, plus interest. No gain or loss was realized on the transaction.
On December 21, 2012, we issued $200,000 aggregate principal amount of convertible notes that mature on January 15, 2019 (the “2019 Notes”), unless previously converted or repurchased in accordance with their terms. The 2019 Notes bear interest at a rate of 5.875% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2013. Total proceeds from the issuance of the 2019 Notes, net of underwriting discounts and offering costs, were $193,600. On May 30, 2018, we repurchased $98,353 aggregate principal amount of the 2019 Notes at a price of 102.0, including commissions. The transaction resulted in our recognizing a $2,383 loss during the three months ended June 30, 2018. As of September 30, 2018, the outstanding aggregate principal amount of the 2019 Notes is $101,647.
On April 11, 2014, we issued $400,000 aggregate principal amount of convertible notes that mature on April 15, 2020 (the “2020 Notes”), unless previously converted or repurchased in accordance with their terms. The 2020 Notes bear interest at a rate of 4.75% per year, payable semi-annually on April 15 and October 15 each year, beginning October 15, 2014. Total proceeds from the issuance of the 2020 Notes, net of underwriting discounts and offering costs, were $387,500. On January 30, 2015, we repurchased $8,000 aggregate principal amount of the 2020 Notes at a price of 93.0, including commissions. As a result of this transaction, we recorded a gain of $332, in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. As of September 30, 2018, the outstanding aggregate principal amount of the 2020 Notes is $392,000.
On April 11, 2017, we issued $225,000 aggregate principal amount of convertible notes that mature on July 15, 2022 (the “Original 2022 Notes”), unless previously converted or repurchased in accordance with their terms. The Original 2022 Notes bear interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2017. Total proceeds from the issuance of the Original 2022 Notes, net of underwriting discounts and offering costs, were $218,010. On May 18, 2018, we issued an additional $103,500 aggregate principal amount of convertible notes that mature on July 15, 2022 (the “Additional 2022 Notes”, and together with the Original 2022 Notes, the “2022 Notes”), unless previously converted or repurchased in accordance with their terms. The Additional 2022 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2022 Notes and bear interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2018. Total proceeds from the issuance of the Additional 2022 Notes, net of underwriting discounts and offering costs, were $100,749. Following the issuance of the Additional 2022 Notes and as of September 30 2018, the outstanding aggregate principal amount of the 2022 Notes is $328,500.
Certain key terms related to the convertible features for the 2019 Notes, the 2020 Notes and the 2022 Notes (collectively, the “Convertible Notes”) are listed below.

	2019 Notes	2020 Notes	2022 Notes
Initial conversion rate(1)	79.7766	80.6647	100.2305
Initial conversion price	$12.54	$12.40	$9.98
Conversion rate at September 30, 2018(1)(2)	79.8360	80.6670	100.2305
Conversion price at September 30, 2018(2)(3)	$12.53	$12.40	$9.98
Last conversion price calculation date	12/21/2017	4/11/2018	4/11/2018
Dividend threshold amount (per share)(4)	$0.110025	$0.110525	$0.083330

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)	The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

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
In connection with the issuance of the Convertible Notes, we incurred $27,323 of fees which are being amortized over the terms of the notes, of which $12,009 remains to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities as of September 30, 2018.
During the three months ended September 30, 2018 and September 30, 2017, we recorded $11,435 and $13,656, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
Public Notes
On March 15, 2013, we issued $250,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Original 2023 Notes”). The Original 2023 Notes bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2013. Total proceeds from the issuance of the Original 2023 Notes, net of underwriting discounts and offering costs, were $243,641. On June 20, 2018, we issued an additional $70,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Additional 2023 Notes”, and together with the Original 2023 Notes, the “2023 Notes”). The Additional 2023 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2023 Notes and bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the Additional 2023 Notes, net of underwriting discounts, were $69,403. As of September 30, 2018, the outstanding aggregate principal amount of the 2023 Notes is $320,000.

On April 7, 2014, we issued $300,000 aggregate principal amount of unsecured notes that mature on July 15, 2019 (the “5.00% 2019 Notes”). Included in the issuance is $45,000 of Prospect Capital InterNotes® that were exchanged for the 5.00% 2019 Notes. The 5.00% 2019 Notes bear interest at a rate of 5.00% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2014. Total proceeds from the issuance of the 5.00% 2019 Notes, net of underwriting discounts and offering costs, were $295,998. On June 7, 2018, we commenced a tender offer to purchase for cash any and all of the $300,000 aggregate principal amount outstanding of the 5.00% 2019 Notes. On June 20, 2018, $146,464 aggregate principal amount of the 5.00% 2019 Notes, representing 48.8% of the previously outstanding 5.00% 2019 Notes, were validly tendered and accepted. The transaction resulted in our recognizing a loss of $3,705 during the three months ended June 30, 2018. On September 26, 2018, we repurchased the remaining $153,536 aggregate principal amount of the 5.00% 2019 Notes at a price of 101.645, including commissions. The transaction resulted in our recognizing a loss of $2,874 during the three months ended September 30, 2018.

On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the Original 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market (“ATM”) program with FBR Capital Markets & Co. through which we could sell, by means of ATM offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes (“Initial 2024 Notes ATM”). Following the initial 2024 Notes ATM, the aggregate principal amount of the 2024 Notes issued was $199,281 for net proceeds of $193,253, after commissions and offering costs. On July 2, 2018, we entered into a second ATM program with B.Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of the 2024 Notes (“Second 2024 Notes ATM”, and together with the Initial 2024 Notes ATM, the “2024 Notes Follow-on Program”). The 2024 Notes are listed on the New York Stock Exchange (“NYSE”) and trade thereon under the ticker “PBB.” During the three months ended September 30, 2018, we issued an additional $15,566 aggregate principal amount under the second 2024 Notes ATM, for net proceeds of $15,461, after commissions and offering costs. As of September 30, 2018 , the outstanding aggregate principal amount of the 2024 Notes is $214,847.
On June 7, 2018, we issued $55,000 aggregate principal amount of unsecured notes that mature on June 15, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts and offering costs were $53,119. On July 2, 2018, we entered into an ATM program with B.Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2028 Notes (“2028 Notes ATM” or “2028 Notes Follow-on Program”). The 2028 Notes are listed on the NYSE and trade thereon under the ticker “PBY.” During the three months ended September 30, 2018, we issued an additional $10,078 aggregate principal amount under the 2028 Notes ATM, for net proceeds of $9,963, after commissions and offering costs. As of September 30, 2018, the outstanding aggregate principal amount of the 2028 Notes is $65,078.
On September 27, 2018, we issued $100,000 aggregate principal amount of unsecured notes that mature on January 15, 2024 (the “6.375% 2024 Notes”). The 6.375% 2024 Notes settled on October 1, 2018. The 6.375% 2024 Notes bear interest at a rate of 6.375% per year, payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2019. Total proceeds from the issuance of the 6.375% 2024 Notes, net of underwriting discounts and offering costs, were $98,985. Net proceeds are reflected in Due from Broker on the Consolidated Statements of Assets and Liabilities.
The 2023 Notes, the 2024 Notes, the 2028 Notes, and the 6.375% 2024 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $3,337 and debt issuance costs of $13,689, which are being amortized over the terms of the notes. As of September 30, 2018, $2,093 of the original issue discount and $10,126 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended September 30, 2018 and September 30, 2017, we recorded $11,363 and $11,041, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the three months ended September 30, 2018, we issued $39,757 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $39,093. These notes were issued with stated interest rates ranging from 5.00% to 6.00% with a weighted average interest rate of 5.48%. These notes mature between July 15, 2023 and September 15, 2028.

The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2018:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$18,668	5.00%	5.00%	July 15, 2023 – September 15, 2023
7	7,172	5.50%–5.75%	5.73%	July 15, 2025 – September 15, 2025
8	385	5.75%	5.75%	July 15, 2026
10	13,532	6.00%	6.00%	July 15, 2028 – September 15, 2028
	$39,757
During the three months ended September 30, 2017, we issued $27,402 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $26,996. These notes were issued with stated interest rates ranging from 4.00% to 5.00% with a weighted average interest rate of 4.57%.

The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2017:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$17,059	4.00%–4.75%	4.42%	July 15, 2022 – September 15, 2022
7	2,825	4.75%–5.00%	4.93%	July 15, 2024
8	7,518	4.50%–5.00%	4.76%	August 15, 2025 – September 15, 2025
	$27,402
During the three months ended September 30, 2018, we redeemed, prior to maturity, $29,360 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.70% in order to replace shorter maturity debt with longer-term debt. During the three months ended September 30, 2018, we repaid $2,434 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2018 was $255.

The following table summarizes the Prospect Capital InterNotes® outstanding as of September 30, 2018:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$245,127	4.00% – 5.50%	4.93%	July 15, 2020 - September 15, 2023
5.2	4,440	4.63%	4.63%	August 15, 2020 - September 15, 2020
5.3	2,636	4.63%	4.63%	September 15, 2020
5.5	69,570	4.25% – 4.75%	4.57%	May 15, 2020 - November 15, 2020
6	2,182	4.88%	4.88%	April 15, 2021 - May 15, 2021
6.5	38,672	5.10% – 5.25%	5.23%	December 15, 2021 - May 15, 2022
7	143,604	4.00% – 5.75%	5.12%	January 15, 2020 - September 15, 2025
7.5	1,996	5.75%	5.75%	February 15, 2021
8	24,820	4.50% – 5.75%	4.67%	August 15, 2025 - July 15, 2026
10	50,906	4.32% – 7.00%	6.11%	March 15, 2022 - September 15, 2028
12	2,978	6.00%	6.00%	November 15, 2025 - December 15, 2025
15	17,163	5.25% – 6.00%	5.35%	May 15, 2028 - November 15, 2028
18	20,199	4.13% – 6.25%	5.54%	December 15, 2030 - August 15, 2031
20	4,060	5.75% – 6.00%	5.89%	November 15, 2032 - October 15, 2033
25	32,834	6.25% – 6.50%	6.39%	August 15, 2038 - May 15, 2039
30	107,700	5.50% – 6.75%	6.24%	November 15, 2042 - October 15, 2043
	$768,887

During the three months ended September 30, 2017, we redeemed, prior to maturity $89,980 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.91% in order to replace debt with shorter maturity dates. During the three months ended September 30, 2017, we repaid $1,884 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2017 was $445.

The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2018:

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
	$760,924
In connection with the issuance of Prospect Capital InterNotes®, we incurred $24,904 of fees which are being amortized over the term of the notes, of which $11,875 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of September 30, 2018.
During the three months ended September 30, 2018 and September 30, 2017 we recorded $10,745 and $13,384, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Net Asset Value
During the three months ended September 30, 2018 our net asset value increased by $23,897, or $0.04 per share. The increase was primarily attributable to net investment income exceeding dividends by $0.05 per weighted average share for the three months ended September 30, 2018. The increase in net investment income per share resulted primarily from an increase in dividend income compared to the June 2018 quarter. The increase was partially offset by $0.01 per share decline from reinvestment of our dividends on behalf of our stockholders at current market prices. The following table shows the calculation of net asset value per share as of September 30, 2018 and June 30, 2018.

	September 30, 2018	June 30, 2018
Net assets	$3,430,944	$3,407,047
Shares of common stock issued and outstanding	365,225,139	364,409,938
Net asset value per share	$9.39	$9.35
Results of Operations
Net increase in net assets resulting from operations for the three months ended September 30, 2018 and September 30, 2017 was $83,795, or $0.23 per share, and $11,973, or $0.03 per share, respectively. The increase of $71,822, or $0.20 per share, is primarily due to net unrealized gains on investments of $1,049 recognized for three months ended September 30, 2018 compared to a $52,751 net unrealized loss recognized for the three months ended September 30, 2017. For the three months ended September 30, 2017, the $52,751 net change in unrealized losses was primarily the result of greater unrealized losses in our CLO portfolio and our investment in USC. Additionally, net investment income increased by $21,427, or $0.05 per share, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to an increase in interest income and dividend income of $11,357, or $0.03 per share, and $14,383, or $0.04 per share, respectively. This favorable variance was partially offset by a $5,151, or $0.01 per share, increase in advisory fees for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
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
Investment income, which consists of interest income, including accretion of loan origination fees, prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $180,422 and $158,579 for the three months ended September 30, 2018 and September 30, 2017, respectively. Investment income increased $21,843, or $0.05 per share from three months ended September 30, 2017 compared to the three months ended September 30, 2018 primarily due to an increase in dividend income, an increase in cash-on-cash yields on our CLO investment portfolio due to a number of recent resets across the portfolio and the increase in LIBOR above our floors amongst our interest bearing investments.

The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended September 30,
	2018	2017
Interest income	$159,442	$148,085
Dividend income	14,927	544
Other income	6,053	9,950
Total investment income	$180,422	$158,579

Average debt principal of performing interest bearing investments(1)	$5,516,765	$5,421,375
Weighted average interest rate earned on performing interest bearing investments(1)	11.31%	10.93%
Average debt principal of all interest bearing investments(2)	$6,930,310	$5,770,167
Weighted average interest rate earned on all interest bearing investments(2)	10.52%	10.27%
(1) Excludes equity investments and non-accrual loans.
(2) Excludes equity investments.

Average interest income producing assets increased from $5,421,375 for the three months ended September 30, 2017 to $5,516,765 for the three months ended September 30, 2018. The average interest earned on interest bearing performing assets increased from 10.93% for the three months ended September 30, 2017 to 11.31% for the three months ended September 30, 2018. The increase is primarily attributable to an increase in cash-on-cash yields on our CLO investment portfolio due to a number of recent resets across the portfolio. In addition, the increase in LIBOR above our floors amongst our interest bearing investments. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for detailed disclosures with respect to the approximate annual impact on net investment income resulting from base rate changes in interest rate.

Investment income is also generated from dividends and other income which is less predictable than interest income. Dividend income increased from $544 for the three months ended September 30, 2017 to $14,927 for the three months ended September 30, 2018. The $14,383 increase in dividend income is primarily attributable to a $11,000 dividend received from our investment in NPRC, which was generated from taxable earnings and profits in connection with the gain on the sales of NPRC’s St. Marin, Central Park, and Matthews Reserve properties. In addition, we received a $3,500 dividend from our investment in Valley Electric. No such dividends were received from NPRC or Valley Electric for the three months ended September 30, 2017.

Other income is comprised of structuring fees, advisory fees, royalty interests, and settlement of net profits interests. Income from other sources decreased to $6,053 for the three months ended September 30, 2018 from $9,950 for the three months ended September 30, 2017. The $3,897 decline in is primarily attributable to a $3,233 structuring fee from our investment in Pacific World for services rendered in connection with amending its revolving credit facility received during three months ended September 30, 2017. No such structuring fee was received for the three months ended September 30, 2018.

Operating Expenses
Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees, overhead-related expenses and other operating expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate the Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions. Operating expenses were $95,263 and $94,847 for the three months ended September 30, 2018 and September 30, 2017, respectively.
Total gross base management fee was $30,095 and $30,379 for the three months ended September 30, 2018 and September 30, 2017, respectively. The decrease in total gross base management fee is directly related a decrease in average total assets. The Investment Adviser has entered into a servicing agreement with certain institutions who purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. We received payments of $138 and $216 from these institutions for the three months ended September 30, 2018 and September 30, 2017, respectively, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser resulting in net base management fees of $29,957 and $30,163 for the three months ended September 30, 2018 and September 30, 2017, respectively.

For the three months ended September 30, 2018 and September 30, 2017, we incurred $21,290 and $15,933 of income incentive fees, respectively ($0.06 and $0.04 per weighted average share, respectively). This increase was driven by a corresponding increase in pre-incentive fee net investment income from $79,665 for the three months ended September 30, 2017 to $106,449 for the three months ended September 30, 2018. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended September 30, 2018 and September 30, 2017, we incurred $37,908 and $41,035 respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). These expenses are related directly to the leveraging capacity and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years.

	Three Months Ended September 30,
	2018	2017
Interest on borrowings	$32,985	$35,538
Amortization of deferred financing costs	2,716	3,166
Accretion of discount on Public Notes	131	69
Facility commitment fees	2,076	2,262
Total interest and credit facility expenses	$37,908	$41,035

Average principal debt outstanding	$2,496,642	$2,666,070
Annualized weighted average stated interest rate on borrowings(1)	5.28%	5.33%
Annualized weighted average interest rate on borrowings(2)	6.07%	6.16%

(1)	Includes only the stated interest expense.

(2)	Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
Interest expense decreased by $3,127 for the three months ended September 30, 2018 as compared to three months ended September 30, 2017. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 5.33% for the three months ended September 30, 2017 to 5.28% for the three months ended September 30, 2018. This decrease is primarily due to increased utilization of our Revolving Credit Facility which bears a lower rate than our remaining debt.
The allocation of gross overhead expense from Prospect Administration was $3,365 and $4,710 for the three months ended September 30, 2018 and September 30, 2017, respectively. Prospect Administration received estimated payments of $1,182 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the three months ended September 30, 2017. No such payments were received for the three months ended September 30, 2018. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. Net overhead during the three months ended September 30, 2018 and September 30, 2017 totaled $3,365 and $3,528, respectively.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $2,743 and $4,188 for the three months ended September 30, 2018 and September 30, 2017, respectively. The $1,445 decline was primarily attributable to decreases in audit, compliance and tax related fees and other general and administrative expenses.

Net Investment Income
Net investment income represents the difference between investment income and operating expenses. Net investment income was $85,159 and $63,732 for the three months ended September 30, 2018 and September 30, 2017, respectively. Net investment income for the three months ended September 30, 2018 and September 30, 2017 was $0.23 and $0.18 per weighted average share, respectively. During the three months ended September 30, 2018, the increase of $21,427, or $0.05 per weighted average share, was due to an increase in interest income and dividend income of $11,357, or $0.03 per share, and $14,383, or $0.04 per share, respectively. This favorable variance was partially offset by a $5,151, or $0.01 per share, increase in advisory fees for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Net Realized (Losses) Gains
Net realized gain for the three months ended September 30, 2018 was $1,041, an unfavorable decrease in gains of $396 compared to the $1,437 net realized gain recognized during the three months ended September 30, 2017. The net realized gain during the three months ended September 30, 2018 was primarily due to the receipt of $1,000 of bankruptcy settlement proceeds from our investment in New Century Transportation, Inc, which was written-down during the three months ended December 31, 2014. The net realized gain during the three months ended September 30, 2017 was primarily due to the exchange of our loans with Targus International, LLC into common shares of Targus Cayman Holdco Limited, resulting in a realized gain of $846. Additionally, during the three months ended September 30, 2017, we recognized a realized gain on the call of our Madison IX CLO investment in the amount of $827.
Change in Unrealized Gains (Losses), Net
Net change in unrealized gains (losses) was $1,049 and ($52,751) for the three months ended September 30, 2018 and September 30, 2017, respectively. The $53,800 net favorable change in unrealized losses were primarily the result of $45,525 in unrealized gains related to our investments in CP Energy and Valley Electric driven by an improvement in operating performance driven by revenue growth and increased profitability. The fair value of our investment in NPRC increased resulting in an unrealized gain of $15,002 primarily driven by an increase in net operating income and a decline in capitalization rates. The favorable changes in unrealized losses were offset by a $10,907 decline in value of our investment in UTP due to a decline in operating performance. The value of our investment in USC also decreased by $8,136 due to both a decline in operating performance and the overall decline in demand for firearms and ammunition. Finally, our portfolio experienced $24,251 of unrealized losses in our CLO investments due to a decline in the weighted average spread in the underlying senior secured loan portfolios, increase in discount rates, and collateral losses.

During the three months ended September 30, 2017, the net change in unrealized losses of $52,751 was primarily the result of $44,754 unrealized losses in our CLO portfolio due to a decline in the weighted average spread in the underlying senior secured loan portfolios, increase in discount rates, and collateral losses. The value of our investment in USC decreased by $13,407 due to both a decline in operating performance and the overall decline in demand for firearms and ammunition.

Financial Condition, Liquidity and Capital Resources
For the three months ended September 30, 2018 and September 30, 2017, our operating activities used $238,434 and provided $99,946 of cash, respectively. There were no investing activities for the three months ended September 30, 2018 and September 30, 2017. Financing activities provided $274,728 and used $153,512 of cash during the three months ended September 30, 2018 and September 30, 2017, respectively, which included dividend payments of $59,849 and $88,321, respectively. Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.

Our primary sources of funds have historically been issuances of debt and equity. More recently, we have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the three months ended September 30, 2018, we borrowed $436,000 and we made repayments totaling $69,000 under the Revolving Credit Facility. As of September 30, 2018, we had, net of unamortized discount and debt issuance costs, $810,138 outstanding on the Convertible Notes, $687,706 outstanding on the Public Notes and $757,012 outstanding on the Prospect Capital InterNotes®, and $404,000 outstanding balance on the Revolving Credit Facility. (See “Capitalization” above.)

Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of September 30, 2018 and June 30, 2018, we had $38,530 and $29,675, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of September 30, 2018 and June 30, 2018.
Our shareholders’ equity accounts as of September 30, 2018 and June 30, 2018 reflect cumulative shares issued, net of shares repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
As part of our Repurchase Program, we delivered a notice with our annual proxy mailing on September 25, 2018. We did not repurchase any shares of our common stock for the three months ended September 30, 2018 or September 30, 2017.
On August 31, 2016, we filed a registration statement on Form N-2 (File No. 333-213391) with the SEC. We subsequently filed a Pre-Effective Amendment No. 2 thereto on November 1, 2016, which the SEC declared effective on November 3, 2016. On October 26, 2017, we filed Post-Effective Amendment No. 50 to the registration statement, which the SEC declared effective on October 30, 2017. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $5,000,000 in securities, consisting of common stock, preferred stock, debt securities, subscription rights to purchase our securities, warrants representing rights to purchase our securities or separately tradeable units combining two or more of our securities. As of September 30, 2018, we have the ability to issue up to $4,221,013 in securities under the registration statement.
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
Recent Developments
During the period from October 1, 2018 through November 5, 2018 we issued $16,550 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $16,279.

During the period from October 1, 2018 through October 29, 2018, we issued $2,806 in aggregate principal amount of our 2024 Notes for net proceeds of $2,768 and issued $1,741 in aggregate principal amount of our 2028 Notes for net proceeds of $1,708.

On October 1, 2018, Fleetwash, Inc. fully repaid the $21,544 Senior Secured Term Loan B receivable to us.

We have provided notice to call on October 12, 2018 with settlement on November 15, 2018, $70,072 of our Prospect Capital InterNotes® at par maturing between May 15, 2020 and November 15, 2020, with a weighted average rate of 4.92%.

On October 10, 2018, we made a $25,000 Second Lien Term Loan investment in 8th Avenue Food & Provisions, Inc., a private food brands provider and manufacturer of peanut and other nut butters, pasta and healthy snacks.

On October 11, 2018, we increased total commitments to our revolving credit facility for Prospect Capital Funding LLC, one of our GAAP consolidated subsidiaries, by $35,000 to $830,000 in the aggregate.

On October 12, 2018, we made a $35,000 Second Lien Term Loan investment in CCS-CMGC Holdings, Inc., a leading provider of outsourced correctional healthcare and behavioral healthcare solutions for government customers.

On October 18, 2018, ATS Consolidated, Inc. fully repaid the $15,000 Second Lien Term Loan receivable to us.

On October 25, 2018, we made a $12,500 Second Lien Term Loan investment in GlobalTranz Enterprises, Inc., a technology-enabled third-party logistics provider of transportation services, including full truckload, less-than-truckload, expedited (air), and intermodal services, along with logistics services and supply chain management solutions.

On October 31, 2018, our Registration Statement on Form N-2 (File No. 333-227124) was declared effective by the SEC. Under this Shelf Registration Statement, we can issue up to an aggregate of $5,000,000 in debt and equity securities in the public market.

On November 6, 2018, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.06 per share for November 2018 to holders of record on November 30, 2018 with a payment date of December 20, 2018

•	$0.06 per share for December 2018 to holders of record on January 2, 2019 with a payment date of January 24, 2019.

•	$0.06 per share for January 2019 to holders of record on January 31, 2019 with a payment date of February 21, 2019.
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
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three months ended September 30, 2018.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2018 and June 30, 2018, our qualifying assets as a percentage of total assets, stood at 74.93% and 73.20%, respectively.
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
Online Small-and-Medium-Sized Business Lending Risk
With respect to our online small-and-medium-sized business (“SME”) lending initiative, we invest primarily in marketplace loans through marketplace lending platforms (e.g. OnDeck). We do not conduct loan origination activities ourselves. Therefore, our ability to purchase SME loans, and our ability to grow our portfolio of SME loans, is directly influenced by the business performance and competitiveness of the marketplace loan origination business of the marketplace lending platforms from which we purchase SME loans. In addition, our ability to analyze the risk-return profile of SME loans is significantly dependent on the marketplace platforms’ ability to effectively evaluate a borrower's credit profile and likelihood of default. If we are unable to effectively evaluate borrowers' credit profiles or the credit decisioning and scoring models implemented by each platform, we may incur unanticipated losses which could adversely impact our operating results.

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
Valuation of Other Financial Assets and Financial Liabilities
ASC 825, Financial Instruments, specifically ASC 825-10-25, permits an entity to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). We have not elected the Fair Value Option to report selected financial assets and financial liabilities. See Note 8 in the accompanying Consolidated Financial Statements for the disclosure of the fair value of our outstanding debt and the market observable inputs used in determining fair value.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of September 30, 2018, approximately 2.4% of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of September 30, 2018, we do not expect to have any excise tax due for the 2018 calendar year. Thus, we have not accrued any excise tax for this period.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2018 and for the three months then ended, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2015 and thereafter remain subject to examination by the Internal Revenue Service.

Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our future taxable earnings. Net realized capital gains, if any, are distributed at least annually.
Financing Costs
We record origination expenses related to our Revolving Credit Facility and the Unsecured Notes as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation for our Revolving Credit Facility. The same methodology is used to approximate the effective yield method for our Prospect Capital InterNotes®, our 2024 Notes Follow-on Program, and our 2028 Notes Follow-on Program. The effective interest method is used to amortize deferred financing costs for our remaining Unsecured Notes over the respective expected life or maturity. In the event that we modify or extinguish our debt before maturity, we follow the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Revolving Credit Facility, any unamortized deferred costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our Unsecured Notes, any unamortized deferred costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.
Unamortized deferred financing costs are presented as a direct deduction to the respective Unsecured Notes (see Notes 5, 6, and 7 in the accompanying Consolidated Financial Statements for further discussion).
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of SEC registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of September 30, 2018 and June 30, 2018, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts
and Cash Payments (“ASU 2016-15”), which addresses certain aspects of cash flow statement classification. One such amendment requires cash payments for debt prepayment or debt extinguishment costs to be classified as cash outflows for financing activities. ASU 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The adoption of the amended guidance in ASU 2016-15 did not have a significant effect on our consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends accounting guidance for revenue recognition arising from contracts with customers. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB also issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the standard for one year. As a result, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The application of this guidance did not have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The standard will modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU No. 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted upon issuance of this ASU. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

SEC Disclosure Update and Simplification
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. As a result of the amendments, we are required to present a reconciliation of changes in stockholders’ equity in the notes or as a separate statement. This analysis should reconcile the beginning balance to the ending balance of each caption in stockholders’ equity for each period for which an income statement is required to be filed and comply with the remaining content requirements of Rule 3-04 of Regulation S-X. In October 2018, the SEC announced that this final rule will become effective on November 5, 2018. In light of the timing of effectiveness of the amendments and proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC Staff commented that it would not object if the first presentation of the changes in shareholders’ equity is included in a filer’s Form 10-Q for the quarter that begins after the effective date of the amendments. Due to the timing of our filing of this Form 10-Q, our first presentation of the changes in stockholders’ equity will be for our second quarter ended December 31, 2018.
Tax Cuts and Jobs Act

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (The “Tax Act”), which significantly changed the Code, including, a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Act also authorizes the IRS to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax and Jobs Act, or regulations or other guidance issued under it, might affect us, our business or the business of our portfolio companies. However, our portfolio companies may or may not make certain elections under the Tax Act that could materially increase their taxable earnings and profits. Any such increase in the earnings and profits of a portfolio company may result in the characterization of certain distributions sourced from sale proceeds as dividend income, which may increase our distributable taxable income. During the three months ended September 30, 2018, we received $11,000 of such dividends from NPRC related to the gain on the sale of NPRC’s St. Marin, Central Park, and Matthews Reserve properties.
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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a LIBOR floor. Our loans typically have durations of one to three months after which they reset to current market interest rates. As of September 30, 2018, 87.82% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.

We also have a revolving credit facility and certain Prospect Capital InterNotes® issuances that are based on floating LIBOR rates. Interest on borrowings under the revolving credit facility is one-month LIBOR plus 220 basis points with no minimum LIBOR floor and an outstanding balance of $404,000 as of September 30, 2018. Interest on five Prospect Capital InterNotes® is three-month LIBOR plus a range of 300 to 350 basis points with no minimum LIBOR floor. The Convertible Notes, Public Notes and remaining Prospect Capital InterNotes® bear interest at fixed rates.
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in CLO residual interests) to our loan portfolio and outstanding debt as of September 30, 2018, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Net Investment Income (1)
Up 300 basis points	$96,983	$55	$96,928	$77,542
Up 200 basis points	64,162	37	64,125	51,300
Up 100 basis points	31,340	18	31,322	25,058
Down 100 basis points	(34,859)	(43)	(34,816)	(27,853)

(1)	Includes the impact of income incentive fees. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of September 30, 2018, one, two, three, and six month LIBOR were 2.26%, 2.31%, 2.40%, and 2.60% respectively.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the year ended September 30, 2018, we did not engage in hedging activities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2018, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of September 30, 2018.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2018, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
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
Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
4.1	Supplemental Indenture dated as of July 2, 2018, to the U.S. Bank Indenture, and Form of 6.250% Note due 2024(3)
4.2	Supplemental Indenture dated as of July 2, 2018, to the U.S. Bank Indenture, and Form of 6.250% Note due 2028(3)
4.3	Five Hundred Sixty-Sixth Supplemental Indenture dated as of July 6, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(4)
4.4	Five Hundred Sixty-Seventh Supplemental Indenture dated as of July 6, 2018, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(4)
4.5	Five Hundred Sixty-Eighth Supplemental Indenture dated as of July 12, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(5)
4.6	Five Hundred Sixty-Ninth Supplemental Indenture dated as of July 12, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(5)
4.7	Five Hundred Seventieth Supplemental Indenture dated as of July 12, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(5)
4.8	Five Hundred Seventy-First Supplemental Indenture dated as of July 19, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(6)
4.9	Five Hundred Seventy-Second Supplemental Indenture dated as of July 19, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(6)

Exhibit No.
4.10	Five Hundred Seventy-Third Supplemental Indenture dated as of July 19, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(6)
4.11	Five Hundred Seventy-Fourth Supplemental Indenture dated as of July 26, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(7)
4.12	Five Hundred Seventy-Fifth Supplemental Indenture dated as of July 26, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(7)
4.13	Five Hundred Seventy-Sixth Supplemental Indenture dated as of July 26, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(7)
4.14	Five Hundred Seventy-Seventh Supplemental Indenture dated as of August 2, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(8)
4.15	Five Hundred Seventy-Eighth Supplemental Indenture dated as of August 2, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(8)
4.16	Five Hundred Seventy-Ninth Supplemental Indenture dated as of August 2, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(8)
4.17	Five Hundred Eightieth Supplemental Indenture dated as of August 9, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(10)
4.18	Five Hundred Eighty-First Supplemental Indenture dated as of August 9, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(10)
4.19	Five Hundred Eighty-Second Supplemental Indenture dated as of August 9, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(10)
4.20	Five Hundred Eighty-Third Supplemental Indenture dated as of August 16, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(11)
4.21	Five Hundred Eighty-Fourth Supplemental Indenture dated as of August 16, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(11)
4.22	Five Hundred Eighty-Fifth Supplemental Indenture dated as of August 16, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(11)
4.23	Five Hundred Eighty-Sixth Supplemental Indenture dated as of August 23, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(12)
4.24	Five Hundred Eighty-Seventh Supplemental Indenture dated as of August 23, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(12)
4.25	Five Hundred Eighty-Eighth Supplemental Indenture dated as of August 23, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(12)
4.26	Five Hundred Eighty-Ninth Supplemental Indenture dated as of August 30, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(13)
4.27	Five Hundred Ninetieth Supplemental Indenture dated as of August 30, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(13)
4.28	Five Hundred Ninety-First Supplemental Indenture dated as of August 30, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(13)
4.29	Five Hundred Ninety-Second Supplemental Indenture dated as of September 13, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(15)
4.30	Five Hundred Ninety-Third Supplemental Indenture dated as of September 13, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(15)
4.31	Five Hundred Ninety-Fourth Supplemental Indenture dated as of September 13, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(15)
4.32	Five Hundred Ninety-Fifth Supplemental Indenture dated as of September 20, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(16)
4.33	Five Hundred Ninety-Sixth Supplemental Indenture dated as of September 20, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(16)
4.34	Five Hundred Ninety-Seventh Supplemental Indenture dated as of September 20, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(16)
4.35	Five Hundred Ninety-Eighth Supplemental Indenture dated as of September 27, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(17)

Exhibit No.
4.36	Five Hundred Ninety-Ninth Supplemental Indenture dated as of September 27, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(17)
4.37	Six Hundredth Supplemental Indenture dated as of September 27, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(17)
10.1	Debt Distribution Agreement, dated July 2, 2018(3)
10.2	Debt Distribution Agreement, dated July 2, 2018(3)
10.3	Amended and Restated Debt Distribution Agreement, dated August 31, 2018(14)
10.4	Amended and Restated Debt Distribution Agreement, dated August 31, 2018(14)
10.5	Debt Distribution Agreement, dated August 31, 2018(14)
10.6
Sixth Amended and Restated Loan and Servicing Agreement, dated August 1, 2018, among Prospect Capital Funding LLC, Prospect Capital Corporation, the lenders from time to time party thereto, the managing agents from time to time party thereto, U.S. Bank National Association as Calculation Agent, Paying Agent and Documentation Agent, and KeyBank National Association as Facility Agent, Syndication Agent, Structuring Agent, Sole Lead Arranger and Sole Bookrunner(9)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 84 to the Registration Statement on Form N-2, filed on July 2, 2018.
(4)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 85 to the Registration Statement on Form N-2, filed on July 6, 2018.
(5)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 86 to the Registration Statement on Form N-2, filed on July 12, 2018.
(6)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 87 to the Registration Statement on Form N-2, filed on July 19, 2018.
(7)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 88 to the Registration Statement on Form N-2, filed on July 26, 2018.
(8)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 89 to the Registration Statement on Form N-2, filed on August 2, 2018.
(9)	Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed on August 6, 2018.
(10)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 90 to the Registration Statement on Form N-2, filed on August 9, 2018.
(11)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 91 to the Registration Statement on Form N-2, filed on August 16, 2018.
(12)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 92 to the Registration Statement on Form N-2, filed on August 23, 2018.
(13)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 93 to the Registration Statement on Form N-2, filed on August 30, 2018.
(14)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 94 to the Registration Statement on Form N-2, filed on August 31, 2018.
(15)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 95 to the Registration Statement on Form N-2, filed on September 13, 2018.
(16)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 96 to the Registration Statement on Form N-2, filed on September 20, 2018.
(17)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 97 to the Registration Statement on Form N-2, filed on September 27, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2018.

PROSPECT CAPITAL CORPORATION

By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer

By:	/s/ KRISTIN L. VAN DASK
Kristin L. Van Dask
Chief Financial Officer