Form 10-Q
period 2018-12-31
PROSPECT CAPITAL CORP
filed 2019-02-06
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018 OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at February 6, 2019
$0.001 par value	366,710,348

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

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	December 31, 2018	June 30, 2018

	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $2,381,352 and $2,300,526, respectively)	$2,432,766	$2,404,326
Affiliate investments (amortized cost of $176,997 and $55,637, respectively)	91,861	58,436
Non-control/non-affiliate investments (amortized cost of $3,538,047 and $3,475,295, respectively)	3,317,943	3,264,517
Total investments at fair value (amortized cost of $6,096,396 and $5,831,458, respectively)	5,842,570	5,727,279
Cash	109,668	83,758
Receivables for:
Interest, net	7,663	19,783
Other	237	1,867
Deferred financing costs on Revolving Credit Facility (Note 4)	8,493	2,032
Due from broker (Note 6)	580	3,029
Prepaid expenses	568	984
Due from Affiliate (Note 13)	88	88
Total Assets	5,969,867	5,838,820
Liabilities
Revolving Credit Facility (Notes 4 and 8)	297,000	37,000
Convertible Notes (less unamortized debt issuance costs of $10,636 and $13,074, respectively) (Notes 5 and 8)	798,011	809,073
Public Notes (less unamortized discount and debt issuance costs of $13,946 and $11,007, respectively) (Notes 6 and 8)	742,762	716,810
Prospect Capital InterNotes® (less unamortized debt issuance costs of $11,641 and $11,998, respectively) (Notes 7 and 8)	714,018	748,926
Due to Prospect Capital Management (Note 13)	51,301	49,045
Interest payable	32,975	33,741
Dividends payable	21,963	21,865
Due to broker	—	6,159
Accrued expenses	5,505	5,426
Due to Prospect Administration (Note 13)	1,785	2,212
Other liabilities	1,372	1,516
Total Liabilities	2,666,692	2,431,773
Commitments and Contingencies (Note 3)
Net Assets	$3,303,175	$3,407,047

Components of Net Assets
Common stock, par value $0.001 per share (1,000,000,000 common shares authorized; 366,055,966 and 364,409,938 issued and outstanding, respectively) (Note 9)	$366	$364
Paid-in capital in excess of par (Note 9)	4,032,761	4,021,541
Accumulated overdistributed net investment income	(10,716)	(45,186)
Accumulated net realized loss	(465,410)	(465,493)
Net unrealized loss	(253,826)	(104,179)
Net Assets	$3,303,175	$3,407,047

Net Asset Value Per Share (Note 16)	$9.02	$9.35

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Investment Income
Interest income:
Control investments	$53,674	$47,418	$110,128	$93,448
Affiliate investments	174	—	401	205
Non-control/non-affiliate investments	68,679	75,833	137,288	148,263
Structured credit securities	35,467	30,131	69,619	59,551
Total interest income	157,994	153,382	317,436	301,467
Dividend income:
Control investments	13,000	—	27,665	—
Non-control/non-affiliate investments	266	326	528	870
Total dividend income	13,266	326	28,193	870
Other income:
Control investments	15,741	4,038	18,532	6,129
Non-control/non-affiliate investments	882	4,654	4,144	12,513
Total other income (Note 10)	16,623	8,692	22,676	18,642
Total Investment Income	187,883	162,400	368,305	320,979
Operating Expenses
Base management fee (Note 13)	33,187	29,559	63,144	59,722
Income incentive fee (Note 13)	20,203	18,298	41,493	34,231
Interest and credit facility expenses	40,656	39,347	78,564	80,382
Allocation of overhead from Prospect Administration (Note 13)	5,642	(824)	9,007	2,704
Audit, compliance and tax related fees	2,389	1,866	2,782	2,954
Directors’ fees	150	112	229	225
Other general and administrative expenses	4,845	850	7,116	3,837
Total Operating Expenses	107,072	89,208	202,335	184,055
Net Investment Income	80,811	73,192	165,970	136,924
Net Realized and Net Change in Unrealized Gains (Losses) from Investments
Net realized gains (losses)
Control investments	2,801	2	2,802	11
Affiliate investments	—	—	—	846
Non-control/non-affiliate investments	192	(5,675)	1,232	(5,093)
Net realized gains (losses)	2,993	(5,673)	4,034	(4,236)
Net change in unrealized (losses) gains
Control investments	(85,733)	44,425	(33,815)	45,518
Affiliate investments	(5,894)	1,533	(19,649)	6,726
Non-control/non-affiliate investments	(59,069)	8,737	(96,183)	(50,300)
Net change in unrealized (losses) gains	(150,696)	54,695	(149,647)	1,944
Net Realized and Net Change in Unrealized (Losses) Gains from Investments	(147,703)	49,022	(145,613)	(2,292)
Net realized losses on extinguishment of debt	(497)	(487)	(3,951)	(932)
Net (Decrease) Increase in Net Assets Resulting from Operations	$(67,389)	$121,727	$16,406	$133,700
Net (decrease) increase in net assets resulting from operations per share	$(0.18)	$0.34	$0.04	$0.37
Dividends declared per share	$(0.18)	$(0.18)	$(0.36)	$(0.41)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)
(Unaudited)

	Six Months Ended December 31,
	2018	2017
Operations
Net investment income	$165,970	$136,924
Net realized gains (losses)	83	(5,168)
Net change in net unrealized (losses) gains	(149,647)	1,944
Net Increase in Net Assets Resulting from Operations	16,406	133,700

Distributions to Shareholders
Distribution from net investment income	(131,531)	(146,559)
Net Decrease in Net Assets Resulting from Distributions to Shareholders	(131,531)	(146,559)

Common Stock Transactions
Value of shares issued through reinvestment of dividends	11,253	6,319
Net Increase in Net Assets Resulting from Common Stock Transactions	11,253	6,319

Total Decrease in Net Assets	(103,872)	(6,540)
Net assets at beginning of period	3,407,047	3,354,952
Net Assets at End of Period (Accumulated Overdistributed Net Investment Income of $10,716 and $64,446, respectively)	$3,303,175	$3,348,412

Common Stock Activity
Shares issued through reinvestment of dividends	1,646,028	903,819
Shares issued and outstanding at beginning of period	364,409,938	360,076,933
Shares Issued and Outstanding at End of Period	366,055,966	360,980,752

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Six Months Ended December 31,
	2018	2017
Operating Activities
Net increase in net assets resulting from operations	$16,406	$133,700
Net realized losses on extinguishment of debt	3,951	932
Net realized (gains) losses on investments	(4,034)	4,236
Net change in net unrealized losses (gains) on investments	149,647	(1,944)
(Accretion of premiums) and amortization of discounts, net	(120)	22,607
Accretion of discount on Public Notes (Note 6)	235	141
Amortization of deferred financing costs	6,343	6,219
Payment-in-kind interest	(19,306)	(3,980)
Structuring fees	(3,434)	(5,531)
Change in operating assets and liabilities:
Payments for purchases of investments	(458,154)	(951,377)
Proceeds from sale of investments and collection of investment principal	220,110	1,353,163
Decrease in due to broker	(6,159)	(50,371)
Increase (decrease) in due to Prospect Capital Management	2,256	(620)
Decrease (increase) in interest receivable, net	12,120	(4,873)
(Decrease) increase in interest payable	(766)	550
Increase (decrease) in accrued expenses	79	(765)
Decrease (increase) in due from broker	2,449	(600)
(Decrease) increase in other liabilities	(144)	52
Decrease in other receivables	1,630	161
Increase in due from Prospect Administration	—	(2,082)
Increase in due from affiliate	—	(74)
Decrease in prepaid expenses	416	579
(Decrease) Increase in due to Prospect Administration	(427)	25
Net Cash (Used in) Provided by Operating Activities	(76,902)	500,148
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	746,791	341,000
Principal payments under Revolving Credit Facility (Note 4)	(486,791)	(341,000)
Issuances of Public Notes, net of original issue discount (Note 6)	182,427	—
Redemptions of Public Notes (Note 6)	(153,536)	—
Redemptions of Convertible Notes (Note 5)	—	(50,734)
Repurchase of Convertible Notes, net (Note 5)	(13,433)	—
Issuances of Prospect Capital InterNotes® (Note 7)	69,586	52,177
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(104,851)	(195,174)
Financing costs paid and deferred	(17,201)	(1,437)
Dividends paid	(120,180)	(148,587)
Net Cash Provided by (Used in) Financing Activities	102,812	(343,755)

Net Increase in Cash	25,910	156,393
Cash at beginning of period	83,758	318,083
Cash at End of Period	$109,668	$474,476
Supplemental Disclosures
Cash paid for interest	$72,752	$73,472
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$11,253	$6,319
Cost basis of investments written off as worthless	$—	$5,662

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
(in thousands, except share data)

				December 31, 2018 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

CCPI Inc.(19)	Electronic Equipment, Instruments & Components	Senior Secured Term Loan A (10.00%, due 12/31/2020)(3)	12/13/2012	$2,797	$2,797	$2,797	0.1%
		Senior Secured Term Loan B (12.00% plus 7.00% PIK, due 12/31/2020)(3)(46)	12/13/2012	17,566	17,566	17,566	0.5%
		Common Stock (14,857 shares)(16)	12/13/2012		6,759	20,919	0.6%
					27,122	41,282	1.2%
CP Energy Services Inc.(20)	Energy Equipment & Services	Senior Secured Term Loan (13.81% (LIBOR + 11.00% with 1.00% LIBOR floor), due 12/29/2022)(11)	12/29/2017	35,048	35,048	35,048	1.1%
		Series B Convertible Preferred Stock (16.00%, 790 shares)(16)	10/30/2015		63,225	63,225	1.9%
		Common Stock (102,924 shares)(16)	8/2/2013		81,203	31,945	1.0%
					179,476	130,218	4.0%
Credit Central Loan Company, LLC(21)	Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2024)(14)(46)	6/24/2014	53,631	50,180	53,631	1.6%
		Class A Units (10,640,642 units)(14)(16)	6/24/2014		13,731	14,292	0.5%
		Net Revenues Interest (25% of Net Revenues)(14)(16)	1/28/2015		—	938	—%
					63,911	68,861	2.1%
Echelon Transportation, LLC	Aerospace & Defense	Senior Secured Term Loan (11.83% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(13)(46)	3/31/2014	33,811	33,811	33,811	1.0%
		Senior Secured Term Loan (11.08% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 1.00% PIK, due 12/7/2024)(13)(46)	12/9/2016	17,012	17,012	17,012	0.5%
		Membership Interest (100%)(16)	3/31/2014		22,738	40,997	1.3%
					73,561	91,820	2.8%
First Tower Finance Company LLC(23)	Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 10.00% PIK, due 6/24/2019)(14)(46)	6/24/2014	272,170	272,170	272,170	8.2%
		Class A Units (95,709,910 units)(14)(16)	6/24/2014		81,146	173,197	5.3%
					353,316	445,367	13.5%
Freedom Marine Solutions, LLC(24)	Energy Equipment & Services	Membership Interest (100%)(16)	10/1/2009		43,892	10,024	0.3%
					43,892	10,024	0.3%
InterDent, Inc.(52)	Health Care Providers & Services	Senior Secured Term Loan A (8.03% (LIBOR + 5.50% with 0.75% LIBOR floor), due 9/5/2020)(13)	8/3/2012	77,994	77,994	77,994	2.4%
		Senior Secured Term Loan B (16.00% PIK, due 9/5/2020)(46)	8/3/2012	107,397	107,397	107,397	3.2%
		Senior Secured Term Loan A/B (2.78% (LIBOR + 0.25% with 0.75% LIBOR floor), due 9/5/2020)(13)	8/1/2018	14,000	14,000	14,000	0.4%
		Senior Secured Term Loan C (18.00% PIK, in non-accrual status effective 10/1/2018, due 9/5/2020)	3/22/2018	37,447	35,766	21,967	0.7%
		Senior Secured Term Loan D (1.00% PIK, in non-accrual status effective 10/1/2018, due 9/5/2020)	9/19/2018	5,014	5,001	—	—%
		Warrants (to purchase 99,900 shares of Common Stock, expires 9/19/2030)(16)	2/23/2018		—	—	—%
					240,158	221,358	6.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				December 31, 2018 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

MITY, Inc.(25)	Commercial Services & Supplies	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 1/30/2020)(3)(11)	9/19/2013	$26,250	$26,250	$26,250	0.8%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 1/30/2020)(3)(11)(46)	6/23/2014	25,498	25,498	25,498	0.8%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due 1/1/2028)(14)	9/19/2013	5,402	7,200	451	—%
		Common Stock (42,053 shares)(16)	9/19/2013		6,849	—	—%
					65,797	52,199	1.6%
National Property REIT Corp.(26)	Equity Real Estate Investment Trusts (REITs) / Online Lending	Senior Secured Term Loan A (6.50% (LIBOR + 3.50% with 3.00% LIBOR floor) plus 5.00% PIK, due 12/31/2023)(11)(46)	12/31/2018	433,553	433,553	433,553	13.1%
		Senior Secured Term Loan B (5.00% (LIBOR + 2.00% with 3.00% LIBOR floor) plus 5.50% PIK, due 12/31/2023)(11)(46)	12/31/2018	205,000	205,000	205,000	6.2%
		Common Stock (3,110,101 shares)	12/31/2013		163,836	283,430	8.6%
		Residual Profit Interest (25% of Residual Profit)	12/31/2018		—	94,476	2.9%
				—	802,389	1,016,459	30.8%
Nationwide Loan Company LLC(27)	Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)(14)(46)	6/18/2014	17,854	17,854	17,854	0.5%
		Class A Units (32,456,159 units)(14)(16)	1/31/2013		21,962	13,413	0.4%
					39,816	31,267	0.9%
NMMB, Inc.(28)	Media	Senior Secured Note (14.00%, due 5/6/2021)(3)	5/6/2011	3,714	3,714	3,714	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2021)(3)	6/12/2014	3,900	3,900	3,900	0.1%
		Series A Preferred Stock (7,200 shares)(16)	12/12/2013		7,200	9,193	0.3%
		Series B Preferred Stock (5,669 shares)(16)	12/12/2013		5,669	7,239	0.2%
					20,483	24,046	0.7%
Pacific World Corporation(40)	Personal Products	Revolving Line of Credit – $26,000 Commitment (9.76% (LIBOR + 7.25% with 1.00% LIBOR floor), due 9/26/2020)(13)(15)	9/26/2014	20,825	20,825	20,825	0.6%
		Senior Secured Term Loan A (7.76% (LIBOR + 5.25% with 1.00% LIBOR floor), in non-accrual status effective 10/24/2018, due 9/26/2020)(13)	12/31/2014	97,273	96,000	97,273	3.0%
		Senior Secured Term Loan B (11.76% PIK (LIBOR + 9.25% with 1.00% LIBOR floor), in non-accrual status effective 5/21/2018, due 9/26/2020)(13)	12/31/2014	102,163	96,500	14,432	0.4%
		Convertible Preferred Equity (100,000 shares)(16)	6/15/2018		15,000	—	—%
		Common Stock (6,778,414 shares)(16)	9/29/2017		—	—	—%
					228,325	132,530	4.0%
R-V Industries, Inc.	Machinery	Senior Subordinated Note (11.81% (LIBOR + 9.00% with 1.00% LIBOR floor), due 3/31/2022)(3)(11)	6/12/2013	28,622	28,622	24,670	0.7%
		Common Stock (745,107 shares)(16)	6/26/2007		6,866	—	—%
					35,488	24,670	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				December 31, 2018 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

Universal Turbine Parts, LLC(54)	Trading Companies & Distributors	Senior Secured Term Loan A (8.56% (LIBOR + 5.75% with 1.00% LIBOR floor), due 7/22/2021)(11)	7/22/2016	$31,038	$31,038	$31,038	0.9%
		Senior Secured Term Loan B (14.56% PIK (LIBOR + 11.75% with 1.00% LIBOR floor), in non-accrual status effective 7/1/2018, due 7/22/2021)(11)	7/22/2016	34,861	32,500	5,794	0.2%
		Common Stock (10,000 units)(16)	12/10/2018		—	—	—%
					63,538	36,832	1.1%
USES Corp.(30)	Commercial Services & Supplies	Senior Secured Term Loan A (9.00% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	3/31/2014	42,505	35,101	16,061	0.5%
		Senior Secured Term Loan B (15.50% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	3/31/2014	52,455	35,568	—	—%
		Common Stock (268,962 shares)(16)	6/15/2016		—	—	—%
					70,669	16,061	0.5%
Valley Electric Company, Inc.(31)	Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2024)(3)(11)(46)	12/31/2012	10,430	10,430	10,430	0.3%
		Senior Secured Note (8.00% plus 10.00% PIK, due 6/23/2024)(46)	6/24/2014	32,881	32,881	32,881	1.0%
		Consolidated Revenue Interest (2.0%)(38)	6/22/2018		—	3,113	0.1%
		Common Stock (50,000 shares)	12/31/2012		26,204	43,334	1.3%
					69,515	89,758	2.7%
Wolf Energy, LLC(32)	Energy Equipment & Services	Membership Interest (100%)(16)	7/1/2014		—	—	—%
		Membership Interest in Wolf Energy Services Company, LLC (100%)(16)	3/14/2017		3,896	—	—%
		Net Profits Interest (8% of Equity Distributions)(4)(16)	4/15/2013		—	14	—%
					3,896	14	—%
Total Control Investments (Level 3)					$2,381,352	$2,432,766	73.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				December 31, 2018 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Affiliate Investments (5.00% to 24.99% voting control)(48)

Edmentum Ultimate Holdings, LLC(22)	Diversified Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00% PIK, due 12/9/2021)(15)(46)	6/9/2015	$1,772	$1,772	$1,772	0.1%
		Unsecured Senior PIK Note (8.50% PIK, due 12/9/2021)(46)	6/9/2015	7,850	7,850	7,850	0.2%
		Unsecured Junior PIK Note (10.00% PIK, in non-accrual status effective 1/1/2017, due 12/9/2021)	6/9/2015	37,050	23,829	17,732	0.5%
		Class A Units (370,964 units)(16)	6/9/2015		6,577	—	—%
					40,028	27,354	0.8%
Nixon, Inc.(39)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)(16)	5/12/2017		—	—	—%
					—	—	—%
Targus Cayman HoldCo Limited(33)	Textiles, Apparel & Luxury Goods	Common Stock (7,383,395 shares)(16)	5/24/2011		9,878	21,537	0.7%
					9,878	21,537	0.7%
United Sporting Companies, Inc.(18)	Distributors	Second Lien Term Loan (13.53% (LIBOR + 11.00% with 1.75% LIBOR floor) plus 2.00% PIK, in non-accrual status effective 4/1/2017, due 11/16/2019)(13)	9/28/2012	160,922	127,091	42,970	1.3%
		Common Stock (218,941 shares)(16)	5/2/2017		—	—	—%
					127,091	42,970	1.3%
Total Affiliate Investments (Level 3)					$176,997	$91,861	2.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				December 31, 2018 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8TH Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan (10.10% (LIBOR + 7.75%), due 10/1/2026)(3)(8)(13)	10/10/2018	$25,000	$24,817	$24,805	0.8%
					24,817	24,805	0.8%
ACE Cash Express, Inc.	Consumer Finance	Senior Secured Note (12.00%, due 12/15/2022)(8)(14)	12/15/2017	18,000	17,762	15,705	0.5%
					17,762	15,705	0.5%
AgaMatrix, Inc.	Health Care Equipment & Supplies	Senior Secured Term Loan (11.81% (LIBOR + 9.00% with 1.25% LIBOR floor), due 9/29/2022)(3)(11)	9/29/2017	34,945	34,945	33,780	1.0%
					34,945	33,780	1.0%
Apidos CLO IX	Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 7/15/2023)(5)(14)(17)	7/11/2012	23,525	21	56	—%
					21	56	—%
Apidos CLO XI	Structured Finance	Subordinated Notes (Residual Interest, current yield 8.84%, due 10/17/2028)(5)(14)	1/17/2013	40,500	33,007	26,403	0.8%
					33,007	26,403	0.8%
Apidos CLO XII	Structured Finance	Subordinated Notes (Residual Interest, current yield 14.80%, due 4/15/2031)(5)(14)	4/18/2013	52,203	35,005	26,950	0.8%
					35,005	26,950	0.8%
Apidos CLO XV	Structured Finance	Subordinated Notes (Residual Interest, current yield 13.73%, due 4/20/2031)(5)(14)	10/16/2013	48,515	36,642	26,101	0.8%
					36,642	26,101	0.8%
Apidos CLO XXII	Structured Finance	Subordinated Notes (Residual Interest, current yield 10.81%, due 10/20/2027)(5)(6)(14)	10/14/2015	31,350	28,248	24,557	0.7%
					28,248	24,557	0.7%
Ark-La-Tex Wireline Services, LLC	Energy Equipment & Services	Senior Secured Term Loan B (14.02% (LIBOR + 11.50% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 4/8/2019)(13)	4/8/2014	25,595	1,145	770	—%
					1,145	770	—%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	Revolving Line of Credit – $7,000 Commitment (11.30% (LIBOR + 8.50% with 1.50% LIBOR floor), due 8/21/2019)(11)(15)	2/21/2013	4,000	4,000	3,911	0.1%
		Senior Term Loan (11.30% (LIBOR + 8.50% with 1.50% LIBOR floor), due 2/21/2020)(3)(11)	2/21/2013	77,306	77,306	75,585	2.3%
					81,306	79,496	2.4%
Autodata, Inc./ Autodata Solutions, Inc.(9)	Software	Second Lien Term Loan (9.77% (LIBOR + 7.25%), due 12/12/2025)(3)(8)(13)	12/14/2017	6,000	5,974	5,957	0.2%
					5,974	5,957	0.2%
Barings CLO 2018-III (f/k/a Babson CLO Ltd. 2014-III)	Structured Finance	Subordinated Notes (Residual Interest, current yield 14.13%, due 7/20/2029)(5)(6)(14)	6/14/2018	83,098	51,236	42,011	1.3%
					51,236	42,011	1.3%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	Senior Secured Note (11.31% (LIBOR + 8.50% with 1.25% LIBOR floor), due 12/02/2022)(3)(11)	12/4/2017	271,227	271,227	271,227	8.2%
					271,227	271,227	8.2%
Brookside Mill CLO Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 8.73%, due 1/18/2028)(5)(14)	5/23/2013	36,300	18,783	13,580	0.4%
					18,783	13,580	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				December 31, 2018 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

California Street CLO IX Ltd. (f/k/a Symphony CLO IX Ltd.)	Structured Finance	Preference Shares (Residual Interest, current yield 9.97%, due 10/16/2028)(5)(14)	5/8/2012	$58,915	$41,900	$34,790	1.1%
					41,900	34,790	1.1%
Candle-Lite Company, LLC	Household Products	Senior Secured Term Loan A (8.21% (LIBOR + 5.50% with 1.25% LIBOR floor), due 1/23/2023)(3)(11)	1/23/2018	12,313	12,313	12,313	0.4%
		Senior Secured Term Loan B (12.21% (LIBOR + 9.50% with 1.25% LIBOR floor), due 1/23/2023)(3)(11)	1/23/2018	12,500	12,500	12,500	0.4%
					24,813	24,813	0.8%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan (10.77% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(8)(13)	10/7/2014	101,030	100,711	101,030	3.1%
					100,711	101,030	3.1%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 22.13%, due 7/15/2030)(5)(6)(14)	6/29/2018	25,534	16,528	18,309	0.6%
					16,528	18,309	0.6%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 17.17%, due 10/20/2029)(5)(6)(14)	9/13/2016	32,200	33,301	28,715	0.9%
					33,301	28,715	0.9%
Carlyle C17 CLO Limited (f/k/a Cent CLO 17 Limited)	Structured Finance	Subordinated Notes (Residual Interest, current yield 19.48%, due 4/30/2031)(5)(14)	5/10/2018	24,870	14,130	12,251	0.4%
					14,130	12,251	0.4%
CCS-CMGC Holdings, Inc.	Health Care Providers & Services	Second Lien Term Loan (11.52% (LIBOR + 9.00%), due 10/1/2026)(3)(8)(13)	10/12/2018	35,000	34,318	33,625	1.0%
					34,318	33,625	1.0%
Cent CLO 21 Limited	Structured Finance	Subordinated Notes (Residual Interest, current yield 15.75%, due 7/27/2030)(5)(6)(14)	6/18/2014	49,552	37,238	30,591	0.9%
					37,238	30,591	0.9%
Cent CLO 21 Limited	Structured Finance	Class E Notes (12.66% (LIBOR + 8.65%), due 7/27/2030)(6)(11)(14)(37)	7/27/2018	10,591	9,995	10,793	0.3%
					9,995	10,793	0.3%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Notes (Residual Interest, current yield 14.52%, due 10/25/2028)(5)(14)	1/15/2014	40,275	21,719	25,733	0.8%
					21,719	25,733	0.8%
Columbia Cent CLO 27 Limited	Structured Finance	Class E Notes (11.86% (LIBOR + 8.29%), due 10/25/2028)(11)(14)(37)	10/25/2018	7,450	7,237	7,448	0.2%
					7,237	7,448	0.2%
Centerfield Media Holding Company(35)	IT Services	Senior Secured Term Loan A (9.81% (LIBOR + 7.00% with 2.00% LIBOR floor), due 1/17/2022)(3)(11)	1/17/2017	74,842	74,842	74,842	2.3%
		Senior Secured Term Loan B (15.31% (LIBOR + 12.50% with 2.00% LIBOR floor), due 1/17/2022)(11)	1/17/2017	78,100	78,100	78,100	2.4%
					152,942	152,942	4.7%
CIFC Funding 2013-III-R, Ltd. (f/k/a CIFC Funding 2013-III, Ltd.)	Structured Finance	Subordinated Notes (Residual Interest, current yield 14.92%, due 4/24/2031)(5)(14)	4/5/2018	44,100	29,113	24,641	0.7%
					29,113	24,641	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				December 31, 2018 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 16.95%, due 4/28/2031)(5)(14)	11/14/2013	$45,500	$32,020	$27,080	0.8%
					32,020	27,080	0.8%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Income Notes (Residual Interest, current yield 13.97%, due 10/17/2030)(5)(6)(14)	9/3/2014	44,467	30,057	23,952	0.7%
					30,057	23,952	0.7%
CIFC Funding 2014-V, Ltd.	Structured Finance	Class F Notes (12.03% (LIBOR + 8.50%), due 10/17/2031)(6)(11)(14)(37)	9/27/2018	10,250	9,963	10,348	0.3%
					9,963	10,348	0.3%
CIFC Funding 2016-I, Ltd.	Structured Finance	Income Notes (Residual Interest, current yield 13.60%, due 10/21/2028)(5)(6)(14)	12/21/2016	34,000	31,141	28,320	0.9%
					31,141	28,320	0.9%
Cinedigm DC Holdings, LLC	Entertainment	Senior Secured Term Loan (11.81% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(11)(46)	2/28/2013	26,405	26,355	26,405	0.8%
					26,355	26,405	0.8%
Class Valuation, LLC (f/k/a Class Appraisal, LLC)	Real Estate Management & Development	Revolving Line of Credit – $1,500 Commitment (11.06% (LIBOR + 8.25% with 1.50% LIBOR floor), due 3/12/2020)(11)(15)	3/12/2018	—	—	—	—%
		Senior Secured Term Loan (11.06% (LIBOR + 8.25% with 1.50% LIBOR floor), due 3/10/2023)(3)(11)	3/12/2018	41,370	41,370	41,370	1.3%
					41,370	41,370	1.3%
Coverall North America, Inc.	Commercial Services & Supplies	Senior Secured Term Loan A (8.81% (LIBOR + 6.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	11/2/2015	13,975	13,975	13,975	0.4%
		Senior Secured Term Loan B (13.81% (LIBOR + 11.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	11/2/2015	24,125	24,125	24,125	0.8%
					38,100	38,100	1.2%
CP VI Bella Midco	IT Services	Second Lien Term Loan (9.27% (LIBOR + 6.75%, due 12/29/2025)(3)(8)(13)	12/28/2017	11,500	11,487	11,376	0.3%
					11,487	11,376	0.3%
Digital Room, LLC	Commercial Services & Supplies	First Lien Term Loan (7.53% (LIBOR + 5.00% with 1.00% LIBOR floor), due 12/29/2023)(3)(8)(13)	2/9/2018	9,900	9,816	9,900	0.3%
		Second Lien Term Loan (11.28% (LIBOR + 8.75% with 1.00% LIBOR floor), due 12/29/2024)(3)(8)(13)	2/8/2018	57,100	56,357	57,100	1.7%
					66,173	67,000	2.0%
Dunn Paper, Inc.	Paper & Forest Products	Second Lien Term Loan (11.27% (LIBOR + 8.75% with 1.00% LIBOR floor), due 8/26/2023)(3)(8)(13)	10/7/2016	11,500	11,345	11,345	0.3%
					11,345	11,345	0.3%
Dynatrace, LLC	Software	Second Lien Term Loan (9.52% (LIBOR + 7.00%), due 8/23/2026)(3)(8)(13)	8/23/2018	2,735	2,728	2,728	0.1%
					2,728	2,728	0.1%
Easy Gardener Products, Inc.	Household Durables	Senior Secured Term Loan (12.81% (LIBOR + 10.00% with 0.25% LIBOR floor), due 09/30/2020)(3)(11)	10/2/2015	16,056	16,056	14,923	0.5%
					16,056	14,923	0.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				December 31, 2018 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Engine Group, Inc.(7)	Media	Senior Secured Term Loan (7.80% (LIBOR + 5.00% with 1.00% LIBOR floor), due 9/15/2022)(8)(11)	9/25/2017	$4,650	$4,650	$4,583	0.1%
		Second Lien Term Loan (11.80% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/15/2023)(3)(8)(11)	9/25/2017	35,000	35,000	30,000	0.9%
					39,650	34,583	1.0%
EXC Holdings III Corp	Technology Hardware, Storage & Peripherals	Second Lien Term Loan (9.85% (LIBOR + 7.50% with 1.00% LIBOR floor), due 12/01/2025)(3)(8)(13)	12/5/2017	12,500	12,392	12,114	0.4%
					12,392	12,114	0.4%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 12.30%, due 10/15/2030)(5)(14)	3/14/2013	50,525	35,571	27,837	0.8%
					35,571	27,837	0.8%
Galaxy XXVII CLO, Ltd. (f/k/a Galaxy XVI CLO, Ltd.)	Structured Finance	Subordinated Notes (Residual Interest, current yield 10.84%, due 5/16/2031)(5)(14)	4/17/2018	24,575	16,599	12,508	0.4%
					16,599	12,508	0.4%
Galaxy XXVIII CLO, Ltd. (f/k/a Galaxy XVII CLO, Ltd.)	Structured Finance	Subordinated Notes (Residual Interest, current yield 11.87%, due 7/15/2031)(5)(6)(14)	6/27/2014	39,905	29,052	20,331	0.6%
					29,052	20,331	0.6%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Class F Junior Note (12.70% (LIBOR + 8.48%), due 7/15/2031)(6)(11)(14)(37)	7/16/2018	6,658	6,187	6,770	0.2%
					6,187	6,770	0.2%
Global Tel*Link Corporation	Diversified Telecommunication Services	Second Lien Term Loan (10.96% (LIBOR + 8.25%), due 11/29/2026)(8)(11)	12/4/2018	25,000	24,567	24,567	0.7%
					24,567	24,567	0.7%
GlobalTranz Enterprises, Inc.	Air Freight & Logistics	Second Lien Term Loan (10.52% (LIBOR + 8.00%), due 10/16/2026)(3)(8)(13)	10/25/2018	12,500	12,316	12,316	0.4%
					12,316	12,316	0.4%
H.I.G. ECI Merger Sub, Inc.	IT Services	Senior Secured Term Loan A (8.31% (LIBOR + 5.50% with 1.50% LIBOR floor), due 5/31/2023)(3)(11)	5/31/2018	44,464	44,464	44,464	1.3%
		Senior Secured Term Loan B (13.31% (LIBOR + 10.50% with 1.50% LIBOR floor), due 5/31/2023)(3)(11)	5/31/2018	29,900	29,900	29,387	0.9%
					74,364	73,851	2.2%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 8/15/2023)(5)(14)(17)	8/21/2012	23,188	3,823	1,463	—%
					3,823	1,463	—%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 4/15/2025)(5)(14)(17)	3/28/2013	40,400	20,715	14,281	0.4%
					20,715	14,281	0.4%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 4/18/2026)(5)(14)(17)	3/6/2014	24,500	12,715	8,252	0.2%
					12,715	8,252	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				December 31, 2018 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 4/28/2025)(5)(6)(14)(17)	4/28/2014	$41,164	$22,238	$12,941	0.4%
					22,238	12,941	0.4%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 18.31%, due 10/18/2027)(5)(6)(14)	9/3/2015	39,598	34,074	30,322	0.9%
					34,074	30,322	0.9%
Halyard MD OPCO, LLC	Media	Revolving Line of Credit – $2,000 Commitment (10.81% (LIBOR + 8.00%), due 2/6/2020)(11)(15)	8/6/2018	—	—	—	—%
		First Lien Term Loan (10.81% (LIBOR + 8.00% with 2.00% LIBOR floor), due 8/6/2023)(3)(11)	8/6/2018	11,850	11,850	11,850	0.4%
		Delayed Draw Term Loan – $3,500 Commitment (10.81% (LIBOR + 8.00% with 2.00% LIBOR floor), due 8/6/2019)(11)(15)	8/6/2018	—	—	—	—%
					11,850	11,850	0.4%
Harbortouch Payments, LLC	Commercial Services & Supplies	Escrow Receivable	3/31/2014		—	951	—%
					—	951	—%
HarbourView CLO VII-R, Ltd. (f/k/a HarbourView CLO VII, Ltd.)	Structured Finance	Subordinated Notes (Residual Interest, current yield 21.84%, due 7/18/2031)(5)(6)(14)	6/10/2015	19,025	13,331	12,661	0.4%
					13,331	12,661	0.4%
Help/Systems Holdings, Inc.	Software	Second Lien Term Loan (10.27% (LIBOR + 7.75%), due 3/27/2026)(3)(8)(13)	4/17/2018	11,293	11,248	11,112	0.3%
					11,248	11,112	0.3%
Ingenio, LLC	Interactive Media & Services	Senior Secured Term Loan (10.25% (LIBOR + 7.50% with 1.25% LIBOR floor), due 9/26/2022)(3)(8)(11)	9/25/2017	9,647	9,647	9,647	0.3%
					9,647	9,647	0.3%
Inpatient Care Management Company, LLC	Health Care Providers & Services	Senior Secured Term Loan (10.81% (LIBOR + 8.00% with 1.00% LIBOR floor), due 6/8/2021)(3)(11)	6/8/2016	20,443	20,443	20,252	0.6%
					20,443	20,252	0.6%
Janus International Group, LLC	Building Products	Second Lien Term Loan (10.27% (LIBOR + 7.75% with 1.00% LIBOR floor), due 2/12/2026)(3)(8)(13)	2/22/2018	20,000	19,830	19,249	0.6%
					19,830	19,249	0.6%
JD Power and Associates	Capital Markets	Second Lien Term Loan (11.02% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/7/2024)(3)(8)(13)	9/16/2016	21,673	21,534	21,673	0.7%
					21,534	21,673	0.7%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 13.26%, due 10/20/2031)(5)(6)(14)	7/28/2015	23,594	18,303	12,743	0.4%
					18,303	12,743	0.4%
K&N Parent, Inc.	Auto Components	Second Lien Term Loan (11.27% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/21/2024)(3)(8)(13)	10/20/2016	25,887	25,409	25,409	0.8%
					25,409	25,409	0.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				December 31, 2018 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Keystone Acquisition Corp.(36)	Health Care Providers & Services	Second Lien Term Loan (12.05% (LIBOR + 9.25% with 1.00% LIBOR floor), due 5/1/2025)(3)(8)(11)	5/18/2017	$50,000	$50,000	$50,000	1.5%
					50,000	50,000	1.5%
LCM XIV Ltd.	Structured Finance	Income Notes (Residual Interest, current yield 15.73%, due 7/21/2031)(5)(14)	7/11/2013	49,934	26,947	22,272	0.7%
					26,947	22,272	0.7%
Madison Park Funding IX, Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 8/15/2022)(5)(14)(17)	7/18/2012	43,110	1,974	1,388	—%
					1,974	1,388	—%
Maverick Healthcare Equity, LLC	Health Care Providers & Services	Preferred Units (10.00%, 1,250,000 units)(16)	10/31/2007		1,252	868	—%
		Class A Common Units (1,250,000 units)(16)	10/31/2007		—	—	—%
					1,252	868	—%
MedMark Services, Inc.(51)	Health Care Providers & Services	Second Lien Term Loan (10.60% (LIBOR + 8.25% with 1.00% LIBOR floor), due 3/1/2025)(3)(8)(13)	3/16/2018	7,000	6,938	6,938	0.2%
					6,938	6,938	0.2%
Memorial MRI & Diagnostic, LLC	Health Care Providers & Services	Senior Secured Term Loan (11.31% (LIBOR + 8.50% with 1.00% LIBOR floor), due 3/16/2022)(3)(11)	3/16/2017	36,545	36,545	36,545	1.1%
					36,545	36,545	1.1%
Mobile Posse, Inc.	Media	First Lien Term Loan (11.31% (LIBOR + 8.50% with 2.00% LIBOR floor), due 4/3/2023)(3)(11)	4/3/2018	27,100	27,100	27,100	0.8%
					27,100	27,100	0.8%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 12.42%, due 10/15/2030)(5)(14)	5/1/2013	43,650	28,932	21,617	0.7%
					28,932	21,617	0.7%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 18.59%, due 7/15/2031)(5)(6)(14)	6/25/2015	47,830	31,532	33,219	1.0%
					31,532	33,219	1.0%
MRP Holdco, Inc.	Professional Services	Senior Secured Term Loan A (7.53% (LIBOR + 5.00% with 1.50% LIBOR floor), due 4/17/2024)(3)(13)	4/17/2018	54,511	54,511	54,511	1.6%
		Senior Secured Term Loan B (11.53% (LIBOR + 9.00% with 1.50% LIBOR floor), due 4/17/2024)(13)	4/17/2018	55,000	55,000	55,000	1.7%
					109,511	109,511	3.3%
Octagon Investment Partners XV, Ltd.	Structured Finance	Income Notes (Residual Interest, current yield 13.40%, due 7/19/2030)(5)(14)	2/20/2013	42,064	32,493	25,890	0.8%
					32,493	25,890	0.8%
Octagon Investment Partners 18-R Ltd. (f/k/a Octagon Investment Partners XVIII, Ltd.)	Structured Finance	Subordinated Notes (Residual Interest, current yield 18.50%, due 4/16/2031)(5)(6)(14)	8/17/2015	46,016	27,497	25,411	0.8%
					27,497	25,411	0.8%
Pearl Intermediate Parent LLC	Health Care Providers & Services	Second Lien Term Loan (8.75% (LIBOR + 6.25%), due 2/15/2026)(3)(8)(13)	2/28/2018	5,000	4,978	4,806	0.1%
					4,978	4,806	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				December 31, 2018 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

PeopleConnect Intermediate, LLC (f/k/a Intelius, Inc.)	Interactive Media & Services	Revolving Line of Credit – $1,000 Commitment (12.30% (LIBOR + 9.50% with 1.00% LIBOR floor), due 7/1/2020)(11)(15)	7/1/2015	$500	$500	$500	—%
		Senior Secured Term Loan A (9.30% (LIBOR + 6.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)	7/1/2015	18,369	18,369	18,369	0.6%
		Senior Secured Term Loan B (15.30% (LIBOR + 12.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)	7/1/2015	19,933	19,933	19,933	0.6%
					38,802	38,802	1.2%
PGX Holdings, Inc.	Diversified Consumer Services	Second Lien Term Loan (11.53% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(13)	9/29/2014	109,190	109,190	109,190	3.3%
					109,190	109,190	3.3%
PharMerica Corporation	Pharmaceuticals	Second Lien Term Loan (10.21% (LIBOR + 7.75% with 1.00% LIBOR floor), due 12/7/2025)(3)(8)(13)	12/7/2017	12,000	11,883	12,000	0.4%
					11,883	12,000	0.4%
Photonis Technologies SAS	Electronic Equipment, Instruments & Components	First Lien Term Loan (10.31% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(8)(11)(14)	9/10/2013	12,872	12,654	12,654	0.4%
					12,654	12,654	0.4%
PlayPower, Inc.	Leisure Products	Second Lien Term Loan (11.55% (LIBOR + 8.75% with 1.00% LIBOR floor), due 6/23/2022)(3)(8)(11)	6/23/2015	11,000	10,916	11,000	0.3%
					10,916	11,000	0.3%
Research Now Group, Inc. & Survey Sampling International LLC	Professional Services	First Lien Term Loan (8.02% (LIBOR + 5.50% with 1.00% LIBOR floor), due 12/20/2024)(3)(8)(13)	1/5/2018	9,900	9,454	9,454	0.3%
		Second Lien Term Loan (12.02% (LIBOR + 9.50% with 1.00% LIBOR floor), due 12/20/2025)(3)(8)(13)	1/5/2018	50,000	46,958	46,957	1.4%
					56,412	56,411	1.7%
RGIS Services, LLC	Commercial Services & Supplies	Senior Secured Term Loan (10.02% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(3)(8)(13)	4/20/2017	15,173	15,113	13,724	0.4%
					15,113	13,724	0.4%
RME Group Holding Company	Media	Senior Secured Term Loan A (8.81% (LIBOR + 6.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	5/4/2017	31,571	31,571	31,571	1.0%
		Senior Secured Term Loan B (13.81% (LIBOR + 11.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	5/4/2017	23,424	23,424	23,424	0.7%
					54,995	54,995	1.7%
Rocket Software, Inc.	Software	Second Lien Term Loan (10.77% (LIBOR + 8.25%), due 11/27/2026)(8)(13)	12/7/2018	50,000	49,505	49,505	1.5%
					49,505	49,505	1.5%
Romark WM-R Ltd. (f/k/a Washington Mill CLO Ltd.)	Structured Finance	Subordinated Notes (Residual Interest, current yield 13.17%, due 4/20/2031)(5)(6)(14)	5/15/2014	27,725	22,283	15,923	0.5%
					22,283	15,923	0.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				December 31, 2018 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Rosa Mexicano	Hotels, Restaurants & Leisure	Revolving Line of Credit – $2,500 Commitment (10.31% (LIBOR + 7.50% with 1.50% LIBOR floor), due 3/29/2023(11)(15)	3/29/2018	$—	$—	$—	—%
		Senior Secured Term Loan (10.31% (LIBOR + 7.50% with 1.50% LIBOR floor), due 3/29/2023(3)(11)	3/29/2018	29,438	29,438	29,438	0.9%
					29,438	29,438	0.9%
SCS Merger Sub, Inc.	IT Services	Second Lien Term Loan (12.02% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/30/2023)(3)(8)(13)	11/6/2015	20,000	19,642	20,000	0.6%
					19,642	20,000	0.6%
Securus Technologies Holdings, Inc.	Communications Equipment	Second Lien Term Loan (10.77% (LIBOR + 8.25% with 1.00% LIBOR floor), due 11/01/2025)(3)(8)(13)	11/3/2017	48,000	47,877	47,171	1.4%
					47,877	47,171	1.4%
SEOTownCenter, Inc.	IT Services	Senior Secured Term Loan A (10.31% (LIBOR + 7.50% with 2.00% LIBOR floor), due 4/07/2023)(3)(11)	4/10/2018	27,000	27,000	27,000	0.8%
		Senior Secured Term Loan B (15.31% (LIBOR + 12.50% with 2.00% LIBOR floor), due 4/07/2023)(3)(11)	4/10/2018	19,000	19,000	19,000	0.6%
					46,000	46,000	1.4%
SESAC Holdco II LLC	Entertainment	Second Lien Term Loan (9.76% (LIBOR + 7.25% with 1.00% LIBOR floor), due 2/23/2025)(8)(13)	3/2/2017	3,000	2,977	2,909	0.1%
					2,977	2,909	0.1%
SMG US Midco	Hotels, Restaurants & Leisure	Second Lien Term Loan (9.52% (LIBOR + 7.00%), due 1/23/2026)(3)(8)(13)	1/23/2018	7,500	7,483	7,419	0.2%
					7,483	7,419	0.2%
Spartan Energy Services, Inc.	Energy Equipment & Services	Senior Secured Term Loan A (10.52% (LIBOR + 8.00% with 1.00% LIBOR floor), due 2/11/2019)(13)	10/20/2014	13,156	13,156	13,156	0.4%
		Senior Secured Term Loan B (16.52% PIK (LIBOR + 14.00% with 1.00% LIBOR floor), due 2/11/2019)(13)(46)	10/20/2014	19,832	19,832	19,832	0.6%
					32,988	32,988	1.0%
Spectrum Holdings III Corp	Health Care Equipment & Supplies	Second Lien Term Loan (9.52% (LIBOR + 7.00% with 1.00% LIBOR floor), due 1/31/2026)(3)(8)(13)	1/31/2018	7,500	7,467	7,146	0.2%
					7,467	7,146	0.2%
Strategic Materials	Household Durables	Second Lien Term Loan (10.29% (LIBOR + 7.75% with 1.00% LIBOR floor), due 11/1/2025)(3)(8)(11)	11/1/2017	7,000	6,940	5,840	0.2%
					6,940	5,840	0.2%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interests(43)	12/4/2006		—	—	—%
					—	—	—%
Sudbury Mill CLO Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 5.83%, due 1/17/2026)(5)(14)	12/5/2013	28,200	17,744	14,912	0.5%
					17,744	14,912	0.5%
Symphony CLO XIV Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 0.00%, due 7/14/2026)(5)(6)(14)(17)	5/29/2014	49,250	32,724	22,884	0.7%
					32,724	22,884	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				December 31, 2018 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Symphony CLO XV, Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 9.35%, due 1/17/2032)(5)(14)	11/17/2014	$63,831	$41,872	$21,489	0.7%
					41,872	21,489	0.7%
Symphony CLO XV, Ltd.	Structured Finance	Class F Notes (12.55% (LIBOR + 8.68%), due 1/17/2032)(11)(14)(37)	12/24/2018	12,000	11,401	12,277	0.4%
					11,401	12,277	0.4%
TGP HOLDINGS III LLC	Household Durables	Second Lien Term Loan (11.30% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/25/2025)(8)(11)	10/3/2017	3,000	2,962	2,960	0.1%
					2,962	2,960	0.1%
TouchTunes Interactive Networks, Inc.	Entertainment	Second Lien Term Loan (10.63% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(3)(8)(13)	5/29/2015	14,000	13,935	14,000	0.4%
					13,935	14,000	0.4%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan (11.31% (LIBOR + 8.50% with 1.50% LIBOR floor), due 1/26/2023)(3)(11)	1/26/2018	173,733	173,733	172,571	5.2%
					173,733	172,571	5.2%
Transplace Holdings, Inc.	Transportation Infrastructure	Second Lien Term Loan (11.21% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/6/2025)(3)(8)(13)	10/5/2017	28,104	27,536	27,120	0.8%
					27,536	27,120	0.8%
Turning Point Brands, Inc.(42)	Tobacco	Second Lien Term Loan (9.46% (LIBOR + 7.00%), due 3/7/2024)(3)(8)(13)	2/17/2017	14,500	14,405	14,405	0.4%
					14,405	14,405	0.4%
Universal Fiber Systems, LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan (12.03% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/02/2022)(3)(8)(11)	10/2/2015	37,000	36,604	37,000	1.1%
					36,604	37,000	1.1%
USG Intermediate, LLC	Leisure Products	Revolving Line of Credit – $2,000 Commitment (11.78% (LIBOR + 9.25% with 1.00% LIBOR floor), due 8/24/2019)(13)(15)	4/15/2015	1,500	1,500	1,500	—%
		Senior Secured Term Loan A (9.28% (LIBOR + 6.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(13)	4/15/2015	8,235	8,235	8,235	0.3%
		Senior Secured Term Loan B (14.28% (LIBOR + 11.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(13)	4/15/2015	19,802	19,802	19,802	0.6%
		Equity(16)	4/15/2015		1	—	—%
					29,538	29,537	0.9%
UTZ Quality Foods, LLC	Food Products	Second Lien Term Loan (9.77% (LIBOR + 7.25%), due 11/21/2025)(3)(8)(13)	11/21/2017	10,000	9,892	9,673	0.3%
					9,892	9,673	0.3%
VC GB Holdings, Inc.	Household Durables	Subordinated Secured Term Loan (10.52% (LIBOR + 8.00% with 1.00% LIBOR floor), due 2/28/2025)(3)(8)(13)	2/28/2017	12,933	12,702	12,933	0.4%
					12,702	12,933	0.4%
Venio LLC	Professional Services	Second Lien Term Loan (4.00% plus 10.31% PIK (LIBOR + 7.50% with 2.50% LIBOR floor), due 2/19/2020)(11)(46)	2/19/2014	23,762	20,743	22,861	0.7%
					20,743	22,861	0.7%
Voya CLO 2012-2, Ltd.	Structured Finance	Income Notes (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	8/28/2012	38,070	450	617	—%
					450	617	—%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				December 31, 2018 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Voya CLO 2012-3, Ltd.	Structured Finance	Income Notes (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	10/18/2012	$46,632	$—	$617	—%
					—	617	—%
Voya CLO 2012-4, Ltd.	Structured Finance	Income Notes (Residual Interest, current yield 11.30%, due 10/16/2028)(5)(14)	11/29/2012	40,613	31,128	27,359	0.8%
					31,128	27,359	0.8%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 14.42%, due 4/18/2031)(5)(6)(14)	3/13/2014	40,773	29,294	22,625	0.7%
					29,294	22,625	0.7%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 13.29%, due 10/20/2031)(5)(6)(14)	10/27/2016	28,100	27,320	22,740	0.7%
					27,320	22,740	0.7%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Notes (Residual Interest, current yield 12.60%, due 7/20/2030)(5)(6)(14)	7/12/2017	44,885	49,130	43,149	1.3%
					49,130	43,149	1.3%
VT Topco, Inc.	Commercial Services & Supplies	Second Lien Term Loan (9.80% (LIBOR + 7.00%), due 8/17/2026)(3)(8)(11)	8/23/2018	7,000	6,967	6,926	0.2%
					6,967	6,926	0.2%
Wink Holdco, Inc.	Insurance	Second Lien Term Loan (9.27% (LIBOR + 6.75% with 1.00% LIBOR floor), due 12/1/2025)(3)(8)(13)	12/1/2017	3,000	2,987	2,899	0.1%
					2,987	2,899	0.1%
	Total Non-Control/Non-Affiliate Investments (Level 3)				$3,538,047	$3,317,943	100.5%

		Total Portfolio Investments (Level 3)			$6,096,396	$5,842,570	176.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date (53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

CCPI Inc.(19)	Ohio / Electronic Equipment, Instruments & Components	Senior Secured Term Loan A (10.00%, due 12/31/2020)(3)	12/13/2012	$2,881	$2,881	$2,881	0.1%
		Senior Secured Term Loan B (12.00% plus 7.00% PIK, due 12/31/2020)(3)(46)	12/13/2012	17,819	17,819	17,819	0.5%
		Common Stock (14,857 shares)(16)	12/13/2012		6,759	15,056	0.4%
					27,459	35,756	1.0%
CP Energy Services Inc.(20)	Oklahoma / Energy Equipment & Services	Senior Secured Term Loan (13.31% (LIBOR + 11.00% with 1.00% LIBOR floor), due 12/29/2022)(11)	12/29/2017	35,048	35,048	35,048	1.0%
		Series B Convertible Preferred Stock (16.00%, 790 shares)(16)	10/30/2015		63,225	63,225	1.9%
		Common Stock (102,924 shares)(16)	8/2/2013		81,203	24,988	0.7%
					179,476	123,261	3.6%
Credit Central Loan Company, LLC(21)	South Carolina / Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2024)(14)(46)	6/24/2014	51,855	47,496	51,855	1.5%
		Class A Units (10,640,642 units)(14)(16)	6/24/2014		13,731	23,196	0.7%
		Net Revenues Interest (25% of Net Revenues)(14)(16)	1/28/2015		—	1,626	0.1%
					61,227	76,677	2.3%
Echelon Transportation, LLC (f/k/a Echelon Aviation, LLC)	New York / Aerospace & Defense	Senior Secured Term Loan (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(13)(46)	3/31/2014	31,055	31,055	31,055	0.9%
		Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 1.00% PIK, due 12/7/2024)(13)(46)	12/9/2016	16,044	16,044	16,044	0.5%
		Membership Interest (100%)(16)	3/31/2014		22,738	35,179	1.0%
					69,837	82,278	2.4%
First Tower Finance Company LLC(23)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 10.00% PIK, due 6/24/2019)(14)(46)	6/24/2014	273,066	273,066	273,066	8.0%
		Class A Units (95,709,910 units)(14)(16)	6/24/2014		81,146	169,944	5.0%
					354,212	443,010	13.0%
Freedom Marine Solutions, LLC(24)	Louisiana / Energy Equipment & Services	Membership Interest (100%)(16)	10/1/2009		43,592	13,037	0.4%
					43,592	13,037	0.4%
InterDent, Inc.(52)	California / Health Care Providers & Services	Senior Secured Term Loan A (7.59% (LIBOR + 5.50% with 0.75% LIBOR floor), due 12/31/2017, past due)(13)	8/3/2012	77,994	77,994	77,994	2.3%
		Senior Secured Term Loan B (8.34% (LIBOR + 6.25% with 0.75% LIBOR floor) plus 4.25% PIK, due 12/31/2017, past due)(13)	8/3/2012	131,558	131,558	119,627	3.5%
		Senior Secured Term Loan C (18.00% PIK, due on demand)(46)	3/22/2018	3,149	3,149	—	—%
		Warrants (to purchase 4,900 shares of Common Stock, expires 3/22/2030)(16)	2/23/2018		—	—	—%
					212,701	197,621	5.8%

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date (53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Centerfield Media Holding Company(35)	California / Internet Software & Services	Senior Secured Term Loan A (9.31% (LIBOR + 7.00% with 2.00% LIBOR floor), due 1/17/2022)(3)(11)	1/17/2017	$66,300	$66,300	$66,300	1.9%
		Senior Secured Term Loan B (14.81% (LIBOR + 12.50% with 2.00% LIBOR floor), due 1/17/2022)(11)	1/17/2017	68,000	68,000	68,000	2.0%
					134,300	134,300	3.9%
CIFC Funding 2013-III-R, Ltd. (f/k/a CIFC Funding 2013-III, Ltd.)	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.43%, due 4/24/2031)(5)(14)	4/5/2018	44,100	27,624	25,250	0.7%
					27,624	25,250	0.7%
CIFC Funding 2013-IV, Ltd.	Cayman Islands / Structured Finance	Subordinated Notes (Residual Interest, current yield 14.31%, due 4/28/2031)(5)(14)	11/14/2013	45,500	31,503	27,697	0.8%
					31,503	27,697	0.8%
CIFC Funding 2014-IV Investor, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 8.46%, due 10/19/2026)(5)(6)(14)	9/3/2014	41,500	28,512	23,715	0.7%
					28,512	23,715	0.7%
CIFC Funding 2016-I, Ltd.	Cayman Islands / Structured Finance	Income Notes (Residual Interest, current yield 13.11%, due 10/21/2028)(5)(6)(14)	12/21/2016	34,000	31,179	27,998	0.8%
					31,179	27,998	0.8%
Cinedigm DC Holdings, LLC	New York / Media	Senior Secured Term Loan (11.31% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(11)(46)	2/28/2013	31,460	31,410	31,460	0.9%
					31,410	31,460	0.9%
Class Appraisal, LLC	Michigan / Real Estate Management & Development	Revolving Line of Credit – $1,500 Commitment (10.58% (LIBOR + 8.25% with 1.50% LIBOR floor), due 3/12/2020)(11)(15)	3/12/2018	—	—	—	—%
		Senior Secured Term Loan (10.58% (LIBOR + 8.25% with 1.50% LIBOR floor), due 3/10/2023)(3)(11)	3/12/2018	41,860	41,860	41,860	1.2%
					41,860	41,860	1.2%
Coverall North America, Inc.	Florida / Commercial Services & Supplies	Senior Secured Term Loan A (8.31% (LIBOR + 6.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	11/2/2015	19,100	19,100	19,100	0.6%
		Senior Secured Term Loan B (13.31% (LIBOR + 11.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	11/2/2015	24,750	24,750	24,750	0.7%
					43,850	43,850	1.3%
CP VI Bella Midco	Pennsylvania / IT Services	Second Lien Term Loan (8.84% (LIBOR + 6.75%, due 12/29/2025)(8)(13)	12/28/2017	2,000	1,990	1,990	0.1%
					1,990	1,990	0.1%
CURO Financial Technologies Corp.	Canada / Consumer Finance	Senior Secured Notes (12.00%, due 3/1/2022)(8)(14)	2/1/2017	10,896	10,837	11,844	0.3%
					10,837	11,844	0.3%
Digital Room, LLC	California / Commercial Services & Supplies	First Lien Term Loan (7.10% (LIBOR + 5.00% with 1.00% LIBOR floor), due 12/29/2023)(3)(8)(13)	2/9/2018	9,950	9,857	9,925	0.3%
		Second Lien Term Loan (10.85% (LIBOR + 8.75% with 1.00% LIBOR floor), due 12/29/2024)(3)(8)(13)	2/8/2018	57,100	56,295	57,100	1.7%
					66,152	67,025	2.0%

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2018 (Unaudited) and June 30, 2018

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

(2)
Fair value is determined by or under the direction of our Board of Directors. As of December 31, 2018 and June 30, 2018, all of our investments were valued using significant unobservable inputs. In accordance with ASC 820, such investments are classified as Level 3 within the fair value hierarchy. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.

(3)
Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of the investments held by PCF at December 31, 2018 and June 30, 2018 were $1,604,357 and $1,307,955, respectively, representing 27.5% and 22.8% of our total investments, respectively.

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

(10)
The interest rate on these investments is subject to the base rate of 6-Month LIBOR, which was 2.88% and 2.50% at December 31, 2018 and June 30, 2018, respectively. The current base rate for each investment may be different from the reference rate on December 31, 2018 and June 30, 2018.

(11)
The interest rate on these investments is subject to the base rate of 3-Month LIBOR, which was 2.81% and 2.34% at December 31, 2018 and June 30, 2018, respectively. The current base rate for each investment may be different from the reference rate on December 31, 2018 and June 30, 2018.

(12)
The interest rate on these investments is subject to the base rate of 2-Month LIBOR, which was 2.61% and 2.17% at December 31, 2018 and June 30, 2018, respectively. The current base rate for each investment may be different from the reference rate on December 31, 2018 and June 30, 2018.

(13)
The interest rate on these investments is subject to the base rate of 1-Month LIBOR, which was 2.50% and 2.09% at December 31, 2018 and June 30, 2018, respectively. The current base rate for each investment may be different from the reference rate on December 31, 2018 and June 30, 2018.

(14)
Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2018 and June 30, 2018, our qualifying assets as a percentage of total assets, stood at 74.69% and 73.20%, respectively. We monitor the status of these assets on an ongoing basis.

(15)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of December 31, 2018 and June 30, 2018, we had $24,737 and $29,675, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2018 (Unaudited) and June 30, 2018 (Continued)

(16)	Represents non-income producing security that has not paid a dividend in the year preceding the reporting date.

(17)
The effective yield has been estimated to be 0% as expected future cash flows are anticipated to not be sufficient to repay the investment at cost. If the expected investment proceeds increase, there is a potential for future investment income from the investment. Distributions, once received, will be recognized as return of capital with any remaining unamortized investment costs written off if the actual distributions are less than the amortized investment cost. If an investment has been impaired upon being called, any future distributions will be recorded as a return of capital. To the extent that the impaired CLO’s cost basis is fully recovered, any future distributions will be recorded as realized gains.

(18)
Ellett Brothers, LLC, Evans Sports, Inc., Jerry’s Sports, Inc., Simmons Gun Specialties, Inc., Bonitz Brothers, Inc., and Outdoor Sports Headquarters, Inc. are joint borrowers on the second lien term loan. United Sporting Companies, Inc. (“USC”) is a parent guarantor of this debt investment, and is 100% owned by SportCo Holdings, Inc. (“SportCo”). Prospect previously held a 3.48% equity interest in SportCo and following an additional issuance common stock by SportCo, Prospect’s ownership increased to 22.0% as of September 30, 2018. As a result, Prospect’s investment in USC is classified as an affiliate investment beginning the period ended September 30, 2018.

(19)
CCPI Holdings Inc., a consolidated entity in which we own 100% of the common stock, owns 94.59% of CCPI Inc. (“CCPI”), the operating company, as of December 31, 2018 and June 30, 2018. We report CCPI as a separate controlled company.

(20)
CP Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of December 31, 2018 and June 30, 2018. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. On October 1, 2017, we restructured our investment in CP Energy. Concurrent with the restructuring, we exchanged $35,048 of Series B Convertible Preferred Stock for $35,048 of senior secured debt. On January 18, 2018, CP Energy redeemed common shares belonging to senior management, which increased our ownership percentage from 82.3% to 94.2% as of March 31, 2018. Our ownership percentage in CP Energy further increased to 99.8% as of June 30, 2018 following the April 6, 2018 merger between Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment"), a previously controlled portfolio company, and CP Energy, with CP Energy continuing as the surviving corporation. As a result of this transaction, our equity interest in Arctic Equipment was exchanged for newly issued common shares of CP Energy (See Note 14).

(21)
Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 98.26% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of December 31, 2018 and June 30, 2018. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company.

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

(23)
First Tower Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC, the operating company as of December 31, 2018 and June 30, 2018. We report First Tower Finance as a separate controlled company.

(24)
Energy Solutions Holdings Inc., a consolidated entity in which we own 100% of the equity, owns 100% of Freedom Marine Solutions, LLC (“Freedom Marine”), which owns Vessel Company, LLC, Vessel Company II, LLC and Vessel Company III, LLC. We report Freedom Marine as a separate controlled company.

(25)
MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 95.58% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“Mity-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. As of June 30, 2018, MITY Delaware has a subordinated unsecured note issued and outstanding to Broda Canada that is denominated in Canadian Dollars (“CAD”). As of December 31, 2018, MITY Delaware assigned the subordinated unsecured note to Prospect. As of December 31, 2018 and June 30, 2018, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2018 (Unaudited) and June 30, 2018 (Continued)

States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 96.88% of the equity, and MITY-Lite management owns the remaining portion.  MITY FSC does not have material operations.  This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distribute it to its shareholders based on pro-rata ownership.  During the six months ended December 31, 2018, we received $201 of such commission, which we recognized as other income.

(26)
NPH Property Holdings, LLC, a consolidated entity in which we own 100% of the membership interests, owns 100% of the common equity of National Property REIT Corp. (“NPRC”) (f/k/a National Property Holdings Corp.), a property REIT which holds investments in several real estate properties. Additionally, NPRC invests in online consumer loans through ACL Loan Holdings, Inc. (“ACLLH”) and American Consumer Lending Limited (“ACLL”), its wholly-owned subsidiaries. We report NPRC as a separate controlled company. See Note 3 for further discussion of the properties held by NPRC. During the period from July 1, 2018 to December 27, 2018, we received partial repayments of $21,181 for our loans previously outstanding with NPRC and its wholly-owned subsidiaries and $15,000 as a return of capital on our equity investment. Effective December 31, 2018, we amended and restated the terms of our credit agreement with NPRC. As part of the amendment, we increased our investment through a New Term Loan A Secured Note (“New TLA”) in the aggregate principal amount of $433,553 and a New Term Loan B Secured Note (“New TLB”) in the aggregate principal amount of $205,000. Under the new agreement, our profit interest is revised to an amount equal to 25% of NPRC’s quarterly residual profit. NPRC utilized a portion of the proceeds from the New TLA and New TLB to repay the previously outstanding Senior Secured Term Loan A and Senior Secured Term Loan E. The remaining proceeds of $140,351 were returned to us as a return of capital, reducing our equity investment in NPRC. We received structuring fees of $12,771 as a result of the amendment.

(27)
Nationwide Acceptance Holdings LLC, a consolidated entity in which we own 100% of the membership interests, owns 94.48% of Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC), the operating company, as of December 31, 2018 and June 30, 2018. We report Nationwide Loan Company LLC as a separate controlled company. On June 1, 2015, Nationwide Acceptance LLC completed a reorganization and was renamed Nationwide Loan Company LLC (“Nationwide”) and formed two new wholly-owned subsidiaries: Pelican Loan Company LLC (“Pelican”) and Nationwide Consumer Loans LLC. Nationwide assigned 100% of the equity interests in its other subsidiaries to Pelican which, in turn, assigned these interests to a new operating company wholly-owned by Pelican named Nationwide Acceptance LLC (“New Nationwide”). New Nationwide also assumed the existing senior subordinated term loan due to Prospect.

(28)
NMMB Holdings, a consolidated entity in which we own 100% of the equity, owns 91.52% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of December 31, 2018 and June 30, 2018. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.

(29)
On June 3, 2017, Gulf Coast Machine & Supply Company (“Gulf Coast”) sold all of its assets to a third party, for total consideration of $10,250, including escrowed amounts. The proceeds from the sale were primarily used to repay a $6,115 third party revolving credit facility, and the remainder was used to pay other legal and administrative costs incurred by Gulf Coast. As no proceeds were allocated to Prospect, our debt and equity investment in Gulfco was written-off and we recorded a realized loss of $66,103, during the year ended June 30, 2017. On June 28, 2017, Gulf Coast was renamed as SB Forging Company II, Inc. In June 2018, SB Forging Company II, Inc. received escrow proceeds of $2,050 related to the sale. The escrow proceeds and $752 of excess cash held at SB Forging Company II, Inc. were subsequently distributed to Prospect Administration and offset amounts Due to Prospect Administration in our Consolidated Statement of Assets and Liabilities as of December 31, 2018. In connection with the liquidation of our investment, we recorded a realized gain of $2,802 in our Consolidated Statement of Operations for the three months ended December 31, 2018.

(30)	Prospect owns 99.96% of the equity of USES Corp. as of December 31, 2018 and June 30, 2018.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2018 (Unaudited) and June 30, 2018 (Continued)

(33)
Prospect owns 9.67% and 16.04% of the equity in Targus Cayman HoldCo Limited, the parent company of Targus International LLC (“Targus”) as of December 31, 2018 and June 30, 2018, respectively. On September 25, 2017, Prospect exchanged $1,600 of Senior Secured Term Loan A and $4,799 of Senior Secured Term Loan B investments in Targus into 6,120,658 of common shares, and recorded a realized gain of $846, as a result of this transaction.

(34)
We own 99.9999% of AGC/PEP, LLC (“AGC/PEP”). As of September 30, 2016, AGC/PEP, owned 2,038 out of a total of 93,485 shares (including 7,456 vested and unvested management options) of American Gilsonite Holding Company (“AGC Holdco”) which owns 100% of American Gilsonite Company (“AGC”). On October 24, 2016, AGC filed for a joint prepackaged plan of reorganization under Chapter 11 of the bankruptcy code. During the year ended June 30, 2017, AGC emerged from bankruptcy and AGC Holdco was dissolved. AGC/PEP received a total of 131 shares representing a total ownership stake of 0.05% in AGC. On December 7, 2018, AGC/PEP sold all 131 shares back to AGC. As a result of the transaction, Prospect recorded a realized gain of $24 in our Consolidated Statement of Operations for the three months ended December 31, 2018.

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

(39)
As of December 31, 2018 and June 30, 2018, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC (f/k/a Nixon Holdco, LLC), the parent company of Nixon, Inc. On February 26, 2018, Prospect entered into a debt forgiveness agreement with Nixon, Inc., which terminated $17,472 Senior Secured Term Loan receivable due to us. We recorded a realized loss of $14,197 in our Consolidated Statement of Operations for the year ended June 30, 2018 as a result of this transaction.

(40)
On May 29, 2018, Prospect exercised its rights and remedies under its loan documents to exercise the shareholder voting rights in respect of the stock of Pacific World Corporation (“Pacific World”) and to appoint a new Board of Directors of Pacific World. As a result, Prospect’s investment in Pacific World is classified as a control investment.

(41)	Our wholly-owned subsidiary Prospect Small Business Lending, LLC purchases small business whole loans from small business loan originators, including On Deck Capital, Inc.

(42)	Turning Point Brands, Inc. and North Atlantic Trading Company, Inc. are joint borrowers and guarantors on the secured loan facility.

(43)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(44)	The following shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of December 31, 2018:

Industry	1st Lien Term Loan	2nd Lien Term Loan	CLO (C)	Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$50,823	$—	$—	$—	$22,738	$73,561
Commercial Services & Supplies	122,417	—	—	7,200	6,849	136,466
Construction & Engineering	43,311	—	—	—	26,204	69,515
Consumer Finance	—	340,204	—		116,839	457,043
Electronic Equipment, Instruments & Components	20,363	—	—	—	6,759	27,122
Energy Equipment & Services	35,048	—	—	—	192,216	227,264
Equity Real Estate Investment Trusts (REITs)	433,553	—	—	—	62,887	496,440
Health Care Providers & Services	240,158	—	—	—	—	240,158

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2018 (Unaudited) and June 30, 2018 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	CLO (C)	Unsecured Debt	Equity (B)	Cost Total
Machinery	$—	$28,622	$—	$—	$6,866	$35,488
Online Lending	205,000	—	—	—	100,949	305,949
Media	7,614	—	—	—	12,869	20,483
Personal Products	213,325	—	—	—	15,000	228,325
Trading Companies & Distributors	63,538	—	—	—	—	63,538
Total Control Investments	$1,435,150	$368,826	$—	$7,200	$570,176	$2,381,352
Affiliate Investments
Diversified Consumer Services	$—	$1,772	$—	$31,679	$6,577	$40,028
Textiles, Apparel & Luxury Goods	—	—	—	—	9,878	9,878
Distributors	—	127,091	—	—	—	127,091
Total Affiliate Investments	$—	$128,863	$—	$31,679	$16,455	$176,997
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$12,316	$—	$—	$—	$12,316
Auto Components	—	25,409	—	—	—	25,409
Building Products	—	19,830	—	—	—	19,830
Capital Markets	—	21,534	—	—	—	21,534
Commercial Services & Supplies	63,029	164,035	—	—	—	227,064
Communications Equipment	—	47,877	—	—	—	47,877
Consumer Finance	17,762	—	—	—	—	17,762
Distributors	173,733	—	—	—	—	173,733
Diversified Consumer Services	—	109,190	—	—	—	109,190
Diversified Telecommunication Services	—	24,567	—	—	—	24,567
Electronic Equipment, Instruments & Components	12,654	—	—	—	—	12,654
Energy Equipment & Services	34,133	—	—	—	—	34,133
Entertainment	26,355	16,912	—	—	—	43,267
Food Products	—	34,709	—	—	—	34,709
Health Care Equipment & Supplies	34,945	7,467	—	—	—	42,412
Health Care Providers & Services	138,294	96,234	—	—	1,252	235,780
Hotels, Restaurants & Leisure	29,438	7,483	—	—	—	36,921
Household Durables	16,056	22,604	—	—	—	38,660
Household Products	24,813	—	—	—	—	24,813
Insurance	—	2,987	—	—	—	2,987
Interactive Media & Services	48,449	—	—	—	—	48,449
IT Services	273,306	31,129	—	—	—	304,435
Leisure Products	29,537	10,916	—	—	1	40,454
Media	98,595	35,000	—	—	—	133,595
Paper & Forest Products	—	11,345	—	—	—	11,345
Pharmaceuticals	—	11,883	—	—	—	11,883
Professional Services	118,965	67,701	—	—	—	186,666
Real Estate Management & Development	41,370	—	—	—	—	41,370
Software	—	69,455	—	—	—	69,455
Technology Hardware, Storage & Peripherals	—	12,392	—	—	—	12,392
Textiles, Apparel & Luxury Goods	271,227	36,604	—	—	—	307,831
Tobacco	—	14,405	—	—	—	14,405
Transportation Infrastructure	—	27,536	—	—	—	27,536
Structured Finance (A)	—	—	1,142,613	—	—	1,142,613
Total Non-Control/ Non-Affiliate	$1,452,661	$941,520	$1,142,613	$—	$1,253	$3,538,047
Total Portfolio Investment Cost	$2,887,811	$1,439,209	$1,142,613	$38,879	$587,884	$6,096,396

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2018 (Unaudited) and June 30, 2018 (Continued)

The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of December 31, 2018:

Industry	1st Lien Term Loan	2nd Lien Term Loan	CLO (C)	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Control Investments
Aerospace & Defense	$50,823	$—	$—	$—	$40,997	$91,820	2.8%
Commercial Services & Supplies	67,809	—	—	451	—	68,260	2.1%
Construction & Engineering	43,311	—	—	—	46,447	89,758	2.7%
Consumer Finance	—	343,655	—	—	201,840	545,495	16.5%
Electronic Equipment, Instruments & Components	20,363	—	—	—	20,919	41,282	1.3%
Energy Equipment & Services	35,048	—	—	—	105,208	140,256	4.2%
Equity Real Estate Investment Trusts (REITs)	433,553	—	—	—	372,199	805,752	24.4%
Health Care Providers & Services	221,358	—	—	—	—	221,358	6.7%
Machinery	—	24,670	—	—	—	24,670	0.7%
Media	7,614	—	—	—	16,432	24,046	0.7%
Online Lending	205,000	—	—	—	5,707	210,707	6.4%
Personal Products	132,530	—	—	—	—	132,530	4.0%
Trading Companies & Distributors	36,832	—	—	—	—	36,832	1.1%
Total Control Investments	$1,254,241	$368,325	$—	$451	$809,749	$2,432,766	73.6%
Fair Value % of Net Assets	37.9%	11.2%	—%	—%	24.5%	73.6%
Affiliate Investments
Diversified Consumer Services	$—	$1,772	$—	$25,582	$—	$27,354	0.8%
Textiles, Apparel & Luxury Goods	—	—	—	—	21,537	21,537	0.7%
Distributors	—	42,970	—	—	—	42,970	1.3%
Total Affiliate Investments	$—	$44,742	$—	$25,582	$21,537	$91,861	2.8%
Fair Value % of Net Assets	—%	1.4%	—%	0.7%	0.7%	2.8%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$12,316	$—	$—	$—	$12,316	0.4%
Auto Components	—	25,409	—	—	—	25,409	0.8%
Building Products	—	19,249	—	—	—	19,249	0.6%
Capital Markets	—	21,673	—	—	—	21,673	0.7%
Commercial Services & Supplies	61,724	165,056	—	—	951	227,731	6.9%
Communications Equipment	—	47,171	—	—	—	47,171	1.4%
Consumer Finance	15,705	—	—	—	—	15,705	0.5%
Distributors	172,571	—	—	—	—	172,571	5.2%
Diversified Consumer Services	—	109,190	—	—	—	109,190	3.3%
Diversified Telecommunication Services	—	24,567	—	—	—	24,567	0.7%
Electronic Equipment, Instruments & Components	12,654	—	—	—	—	12,654	0.4%
Energy Equipment & Services	33,758	—	—	—	—	33,758	1.0%
Entertainment	26,405	16,909	—	—	—	43,314	1.3%
Food Products	—	34,478	—	—	—	34,478	1.1%
Health Care Equipment & Supplies	33,780	7,146	—	—	—	40,926	1.2%
Health Care Providers & Services	136,293	95,369	—	—	868	232,530	7.0%
Hotels, Restaurants & Leisure	29,438	7,419	—	—	—	36,857	1.1%
Household Durables	14,923	21,733	—	—	—	36,656	1.1%
Household Products	24,813	—	—	—	—	24,813	0.8%
Insurance	—	2,899	—	—	—	2,899	0.1%
Interactive Media & Services	48,449	—	—	—	—	48,449	1.5%
IT Services	272,793	31,376	—	—	—	304,169	9.2%
Leisure Products	29,537	11,000	—	—	—	40,537	1.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2018 (Unaudited) and June 30, 2018 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	CLO (C)	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Media	$98,528	$30,000	$—	$—	$—	$128,528	3.9%
Paper & Forest Products	—	11,345	—	—	—	11,345	0.3%
Pharmaceuticals	—	12,000	—	—	—	12,000	0.4%
Professional Services	118,965	69,818	—	—	—	188,783	5.7%
Real Estate Management & Development	41,370	—	—	—	—	41,370	1.3%
Software	—	69,302	—	—	—	69,302	2.1%
Technology Hardware, Storage & Peripherals	—	12,114	—	—	—	12,114	0.4%
Textiles, Apparel & Luxury Goods	271,227	37,000	—	—	—	308,227	9.3%
Tobacco	—	14,405	—	—	—	14,405	0.4%
Transportation Infrastructure	—	27,120	—	—	—	27,120	0.8%
Structured Finance (A)	—	—	937,127	—	—	937,127	28.4%
Total Non-Control/ Non-Affiliate	$1,442,933	$936,064	$937,127	$—	$1,819	$3,317,943	100.5%
Fair Value % of Net Assets	43.7%	28.3%	28.4%	—%	0.1%	100.5%
Total Portfolio	$2,697,174	$1,349,131	$937,127	$26,033	$833,105	$5,842,570	176.9%
Fair Value % of Net Assets	81.7%	40.8%	28.4%	0.8%	25.2%	176.9%
(A) Our CLO investments do not have industry concentrations and as such have been separated in the table above.
(B) Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.
(C) We hold five CLO debt investments as noted by endnote 37 of our Consolidated Schedule of Investments. As of December 31, 2018 the cost and fair value are $44,783 and $47,636, respectively, and makes up 1.4% of our net assets. Our remaining CLO investments are held in CLO equity tranches which earn residual interest. As of December 31, 2018 the cost and fair value of our investment in the equity tranches are $1,097,830 and $889,491, respectively, and make up 26.9% of our net assets.

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

Endnote Explanations as of December 31, 2018 (Unaudited) and June 30, 2018 (Continued)

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2018 (Unaudited) and June 30, 2018 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	CLO (C)	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Consumer Finance	$—	$342,331	$—	$—	$211,209	$553,540	16.2%
Electronic Equipment, Instruments & Components	20,700	—	—	—	15,056	35,756	1.1%
Energy Equipment & Services	35,048	—	—	—	103,456	138,504	4.1%
Equity Real Estate Investment Trusts (REITs)	293,203	—	—	—	518,712	811,915	23.8%
Health Care Providers & Services	197,621	—	—	—	—	197,621	5.8%
Machinery	—	28,622	—	—	3,264	31,886	0.9%
Media	8,614	—	—	—	10,121	18,735	0.6%
Online Lending	226,180	—	—	—	16,881	243,061	7.1%
Personal Products	165,020	—	—	—	—	165,020	4.9%
Total Control Investments	$1,098,707	$370,953	$—	$5,563	$929,103	$2,404,326	70.6%
Fair Value % of Net Assets	32.2%	10.9%	—%	0.2%	27.3%	70.6%
Affiliate Investments
Diversified Consumer Services	$—	$7,834	$—	$27,382	$—	$35,216	1.0%
Textiles, Apparel & Luxury Goods	—	—	—		23,220	23,220	0.7%
Total Affiliate Investments	$—	$7,834	$—	$27,382	$23,220	$58,436	1.7%
Fair Value % of Net Assets	—%	0.2%	—%	0.8%	0.7%	1.7%
Non-Control/Non-Affiliate Investments
Auto Components	$—	$12,887	$—	$—	$—	$12,887	0.4%
Building Products	—	10,000	—	—	—	10,000	0.3%
Capital Markets	—	20,000	—	—	—	20,000	0.6%
Commercial Services & Supplies	89,658	164,236	—	—	917	254,811	7.5%
Communications Equipment	—	40,000	—	—	—	40,000	1.2%
Consumer Finance	33,438	—	—	—	—	33,438	1.0%
Distributors	343,659	58,806	—	—	—	402,465	11.8%
Diversified Consumer Services	9,647	118,289	—	—	—	127,936	3.8%
Electronic Equipment, Instruments & Components	12,335	14,873	—	—	—	27,208	0.8%
Energy Equipment & Services	32,070	—	—	—	—	32,070	0.9%
Food Products	—	9,886	—	—	—	9,886	0.3%
Health Care Equipment & Supplies	35,815	7,464	—	—	—	43,279	1.3%
Health Care Providers & Services	144,130	61,933	—	—	446	206,509	6.0%
Hotels, Restaurants & Leisure	29,813	7,482	—	—	—	37,295	1.1%
Household & Personal Products	24,938	—	—	—	—	24,938	0.7%
Household Durables	15,728	25,895	—	—	—	41,623	1.2%
Insurance	—	2,986	—	—	—	2,986	0.1%
Internet & Direct Marketing Retail	4,813	35,000	—	—	—	39,813	1.2%
Internet Software & Services	215,791	14,000	—	—	—	229,791	6.7%
IT Services	160,588	21,990	—	—	—	182,578	5.4%
Leisure Products	34,626	11,000	—	—	—	45,626	1.3%
Media	118,655	2,975	—	—	—	121,630	3.6%
Online Lending	—	—	—	17	—	17	—%
Paper & Forest Products	—	11,226	—	—	—	11,226	0.3%
Pharmaceuticals	—	12,000	—	—	—	12,000	0.3%
Professional Services	9,608	67,383	—	—	—	76,991	2.3%
Real Estate Management & Development	41,860	—	—	—	—	41,860	1.2%
Software	—	67,265	—	—	—	67,265	2.0%
Technology Hardware, Storage & Peripherals	—	12,500	—	—	—	12,500	0.4%
Textiles, Apparel & Luxury Goods	—	37,000	—	—	—	37,000	1.1%
Tobacco	—	14,392	—	—	—	14,392	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2018 (Unaudited) and June 30, 2018 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	CLO (C)	Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Trading Companies & Distributors	$56,199	$—	$—	$—	$—	$56,199	1.6%
Transportation Infrastructure	—	28,104	—	—	—	28,104	0.8%
Structured Finance (A)	—	—	960,194	—	—	960,194	28.2%
Total Non-Control/ Non-Affiliate	$1,413,371	$889,572	$960,194	$17	$1,363	$3,264,517	95.8%
Fair Value % of Net Assets	41.5%	26.1%	28.2%	—%	—%	95.8%
Total Portfolio	$2,512,078	$1,268,359	$960,194	$32,962	$953,686	$5,727,279	168.1%
Fair Value % of Net Assets	73.7%	37.2%	28.2%	1.0%	28.0%	168.1%
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

The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended December 31, 2018:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
CCPI Inc.	—%	7.00%	7.00%
Cinedigm DC Holdings, LLC	—%	2.50%	2.50%
Credit Central Loan Company	10.00%	—%	10.00%	(A)
Echelon Transportation, LLC (f/k/a Echelon Aviation LLC)	N/A	N/A	2.25%	(B)
Echelon Transportation, LLC (f/k/a Echelon Aviation LLC)	N/A	N/A	1.00%	(B)
Edmentum Ultimate Holdings, LLC - Revolver	5.00%	—%	5.00%
Edmentum Ultimate Holdings, LLC - Senior PIK Note	8.50%	—%	8.50%
First Tower Finance Company LLC	0.47%	9.53%	10.00%
Interdent, Inc - Senior Secured Term Loan B	16.00%	—%	16.00%
MITY, Inc. - Senior Secured Term Loan B	10.00%	—%	10.00%
National Property REIT Corp. - Senior Secured Term Loan A	N/A	N/A	5.00%	(C)
National Property REIT Corp. - Senior Secured Term Loan B	N/A	N/A	5.50%	(C)
Nationwide Loan Company LLC	10.00%	—%	10.00%
Spartan Energy Services, Inc.	16.52%	—%	16.52%
Valley Electric Co. of Mt. Vernon, Inc.	—%	2.50%	2.50%
Valley Electric Company, Inc.	—%	10.00%	10.00%
Venio LLC	10.31%	—%	10.31%
(A) On December 17, 2018, the Credit Central Senior Subordinated Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 20%.
(B) Next PIK payment/capitalization date is January 31, 2019.
(C) Next PIK payment/capitalization date is March 30, 2019.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2018 (Unaudited) and June 30, 2018 (Continued)

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2018 (Unaudited) and June 30, 2018 (Continued)

(47)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the six months ended December 31, 2018 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2018	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at December 31, 2018	Interest income	Dividend income	Other income	Net realized gains (losses)
CCPI, Inc.	$35,756	$—	$(337)	$5,863	$41,282	$1,823	$—	$—	$—
CP Energy Services Inc.	123,261	—	—	6,957	130,218	2,395	—	—	—
Credit Central Loan Company, LLC	76,677	2,683	—	(10,499)	68,861	6,232	—	—	—
Echelon Transportation LLC	82,278	3,725	—	5,817	91,820	3,383	—	—	—
First Tower Finance Company LLC	443,010	1,582	(2,478)	3,253	445,367	27,879	—	—	—
Freedom Marine Solutions, LLC	13,037	300	—	(3,313)	10,024	—	—	—	—
InterDent, Inc.	197,621	27,457	—	(3,720)	221,358	12,630	—	—	—
MITY, Inc.	58,894	1,056	—	(7,751)	52,199	4,163	—	201	—
National Property REIT Corp.	1,054,976	11,582	(36,181)	(13,918)	1,016,459	40,352	20,000	17,859	—
Nationwide Loan Company LLC	33,853	444	—	(3,030)	31,267	1,787	165	—	—
NMMB, Inc.	18,735	—	(1,000)	6,311	24,046	583	—	—	—
Pacific World Corporation	165,020	5,000	(5,250)	(32,240)	132,530	3,253	—	—	—
R-V Industries, Inc.	31,886	—	—	(7,216)	24,670	1,628	—	—	—
SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company)	2,194	—	—	(2,194)	—	—	—	—	2,802
Universal Turbine Parts, LLC ***	—	45,129	(162)	(8,135)	36,832	654	—	—	—
USES Corp.	16,319	3,500	—	(3,758)	16,061	—	—	—	—
Valley Electric Company, Inc.	50,797	5,100	—	33,861	89,758	3,366	7,500	472	—
Wolf Energy, LLC	12	47	58	(103)	14	—	—	—	—
Total	$2,404,326	$107,605	$(45,350)	$(33,815)	$2,432,766	$110,128	$27,665	$18,532	$2,802
* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion and PIK interest, and any transfer of investments.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.
*** Investment was transferred from non-controlled/non-affiliate investments at $45,129, the fair market value at the beginning of the three month period ended December 31, 2018. Refer to endnote 54.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2018 (Unaudited) and June 30, 2018 (Continued)

(48)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the six months ended December 31, 2018 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2018	Gross Additions (Cost)*	Gross Reductions (Cost)**	Net unrealized gains (losses)	Fair Value at December 31, 2018	Interest income	Dividend income	Other income	Net realized gains (losses)
Edmentum Ultimate Holdings, LLC	$35,216	$2,123	$(7,855)	$(2,130)	$27,354	$401	$—	$—	$—
Nixon, Inc.	—	—	—	—	—	—	—	—	—
Targus Cayman HoldCo Limited	23,220	—	—	(1,683)	21,537	—	—	—	—
United Sporting Companies, Inc.***	—	58,806	—	(15,836)	42,970	—	—	—	—
Total	$58,436	$60,929	$(7,855)	$(19,649)	$91,861	$401	$—	$—	$—
* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, PIK interest, and any transfer of investments.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.
*** Investment was transferred from non-controlled/non-affiliate investments at $58,806, the fair market value at the beginning of the three month period ended September 30, 2018. Refer to endnote 18.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2018 (Unaudited) and June 30, 2018 (Continued)

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
**** The investment was transferred to affiliate investment classification at $31,362, the fair market value of the investment at the beginning of the three month period ended March 31, 2018. Refer to endnote 22.
***** The investment was transferred to control investment classification at $208,549, the fair market value of the investment at the beginning of the three month period ended June 30, 2018. Refer to endnote 52.
****** The investment was transferred from non-control/ non-affiliate to control investment classification at $183,151, the fair market value of the investment at the beginning of the three month period ended June 30, 2018. Refer to endnote 40.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2018 (Unaudited) and June 30, 2018 (Continued)

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
*** The investment was transferred from controlled investment classification at $31,362, the fair market value of the investment at the beginning of the three month period ended March 31, 2018. Refer to endnote 22.

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

(54)
On December 10, 2018, Prospect purchased all of the voting stock of Universal Turbine Parts, LLC (“UTP”) and appointed a new Board of Directors to UTP, including three Prospect employees.  As a result of the purchase, Prospect’s investment in UTP is classified as a control investment.

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
We consolidate certain of our wholly-owned and substantially wholly-owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements and are collectively referred to as the “Consolidated Holding Companies”: APH Property Holdings, LLC (“APH”); Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”); CCPI Holdings Inc.; CP Holdings of Delaware LLC (“CP Holdings”); Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC (“First Tower Delaware”); MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc. (“NMMB Holdings”).; NPH Property Holdings, LLC (“NPH”); STI Holding, Inc.; UPH Property Holdings, LLC (“UPH”); UTP Holdings Group Inc. (f/k/a Harbortouch Holdings of Delaware Inc.); Valley Electric Holdings I, Inc.; Valley Electric Holdings II, Inc.; and Wolf Energy Holdings Inc. (“Wolf Energy Holdings”). On October 10, 2014, concurrent with the sale of the operating company, our ownership increased to 100% of the outstanding equity of ARRM Services, Inc. (“ARRM”) which was renamed SB Forging Company, Inc. (“SB Forging”). As such, we began consolidating SB Forging on October 11, 2014. Effective May 23, 2016, in connection with the merger of American Property REIT Corp. (“APRC”) and United Property REIT Corp. (“UPRC”) with and into National Property REIT Corp. (“NPRC”), APH and UPH merged with and into NPH, and were dissolved. Effective April 6, 2018, Arctic Equipment merged with and into CP Energy Services, Inc. (“CP Energy”), a substantially wholly-owned subsidiary of CP Holdings, with CP Energy continuing as the surviving entity.
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

Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the six months ended December 31, 2018.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of December 31, 2018 and June 30, 2018, our qualifying assets as a percentage of total assets, stood at 74.69% and 73.20%, respectively.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of December 31, 2018, approximately 3.6% of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of December 31, 2018, we do not expect to have any excise tax due for the 2018 calendar year. Thus, we have not accrued any excise tax for this period.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 31, 2018, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2015 and thereafter remain subject to examination by the Internal Revenue Service.
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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of December 31, 2018 and June 30, 2018, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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

SEC Disclosure Update and Simplification
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. As a result of the amendments, we are required to present a reconciliation of changes in stockholders’ equity in the notes or as a separate statement. This analysis should reconcile the beginning balance to the ending balance of each caption in stockholders’ equity for each period for which an income statement is required to be filed and comply with the remaining content requirements of Rule 3-04 of Regulation S-X. In October 2018, the SEC announced that this final rule will become effective on November 5, 2018. In light of the timing of effectiveness of the amendments and proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC Staff commented that it would not object if the first presentation of the changes in shareholders’ equity is included in a filer’s Form 10-Q for the quarter that begins after the effective date of the amendments. Due to the timing of our filing of this Form 10-Q, our first presentation of the changes in stockholders’ equity will be for our third quarter ended March 31, 2019.
Tax Cuts and Jobs Act
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (The “Tax Act”), which significantly changed the Code, including, a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Act also authorizes the IRS to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax and Jobs Act, or regulations or other guidance issued under it, might affect us, our business or the business of our portfolio companies. However, our portfolio companies may or may not make certain elections under the Tax Act that could materially increase their taxable earnings and profits. Any such increase in the earnings and profits of a portfolio company may result in the characterization of certain distributions sourced from sale proceeds as dividend income, which may increase our distributable taxable income. During the three months ended December 31, 2018, we received $9,000 of such dividends from NPRC related to the gain on the sale of NPRC’s Atlantic Beach property.
Note 3. Portfolio Investments
At December 31, 2018, we had investments in 139 long-term portfolio investments, which had an amortized cost of $6,096,396 and a fair value of $5,842,570. At June 30, 2018, we had investments in 135 long-term portfolio investments, which had an amortized cost of $5,831,458 and a fair value of $5,727,279.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $480,894 and $960,888 during the six months ended December 31, 2018 and December 31, 2017, respectively. Debt repayments and considerations from sales of equity securities of approximately$220,110 and $1,353,163 were received during the six months ended December 31, 2018 and December 31, 2017, respectively.
The following table shows the composition of our investment portfolio as of December 31, 2018 and June 30, 2018.

	December 31, 2018		June 30, 2018
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$28,597	$28,508	$38,659	$38,559
Senior Secured Debt	2,860,986	2,670,438	2,602,018	2,481,353
Subordinated Secured Debt	1,437,437	1,347,359	1,318,028	1,260,525
Subordinated Unsecured Debt	38,879	26,033	38,548	32,945
Small Business Loans	—	—	30	17
CLO Debt	44,783	47,636	6,159	6,159
CLO Residual Interest	1,097,830	889,491	1,096,768	954,035
Equity	587,884	833,105	731,248	953,686
Total Investments	$6,096,396	$5,842,570	$5,831,458	$5,727,279

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

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of December 31, 2018.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$28,508	$28,508
Senior Secured Debt	—	—	2,670,438	2,670,438
Subordinated Secured Debt	—	—	1,347,359	1,347,359
Subordinated Unsecured Debt	—	—	26,033	26,033
CLO Debt	—	—	47,636	47,636
CLO Residual Interest	—	—	889,491	889,491
Equity	—	—	833,105	833,105
Total Investments	$—	$—	$5,842,570	$5,842,570
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2018.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$38,559	$38,559
Senior Secured Debt	—	—	2,481,353	2,481,353
Subordinated Secured Debt	—	—	1,260,525	1,260,525
Subordinated Unsecured Debt	—	—	32,945	32,945
Small Business Loans	—	—	17	17
CLO Debt	—	—	6,159	6,159
CLO Residual Interest	—	—	954,035	954,035
Equity	—	—	953,686	953,686
Total Investments	$—	$—	$5,727,279	$5,727,279
The following tables show the aggregate changes in the fair value of our Level 3 investments during the six months ended December 31, 2018.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2018	$2,404,326	$58,436	$3,264,517	$5,727,279
Net realized gains on investments	2,802	—	48	2,850
Net change in unrealized gains (losses)(1)	(33,815)	(19,649)	(96,183)	(149,647)
Net realized and unrealized gains (losses)	(31,013)	(19,649)	(96,135)	(146,797)
Purchases of portfolio investments	46,129	1,567	413,892	461,588
Payment-in-kind interest	15,440	556	3,310	19,306
Accretion (amortization) of discounts and premiums, net	907	—	(787)	120
Repayments and sales of portfolio investments	(48,152)	(7,855)	(162,919)	(218,926)
Transfers within Level 3(1)	45,129	58,806	(103,935)	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of December 31, 2018	$2,432,766	$91,861	$3,317,943	$5,842,570

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Debt	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2018	$38,559	$2,481,353	$1,260,525	$32,945	$17	$6,159	$954,035	$953,686	$5,727,279
Net realized gains on investments	—	—	—	—	22	—	—	2,828	2,850
Net change in unrealized gains (losses)(1)	10	(69,884)	(32,575)	(7,243)	13	2,853	(65,606)	22,785	(149,647)
Net realized and unrealized (losses) gains	10	(69,884)	(32,575)	(7,243)	35	2,853	(65,606)	25,613	(146,797)
Purchases of portfolio investments	6,568	335,751	202,283	—	—	38,524	6,887	(128,425)	461,588
Payment-in-kind interest	226	13,233	5,516	331	—	—	—	—	19,306
Accretion (amortization) of discounts and premiums, net	—	2,324	3,521	—	—	100	(5,825)	—	120
Repayments and sales of portfolio investments	(16,855)	(92,339)	(91,911)	—	(52)	—	—	(17,769)	(218,926)
Transfers within Level 3(1)	—	—	—	—	—	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of December 31, 2018	$28,508	$2,670,438	$1,347,359	$26,033	$—	$47,636	$889,491	$833,105	$5,842,570

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
The following tables show the aggregate changes in the fair value of our Level 3 investments during the six months ended December 31, 2017.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2017	$1,911,775	$11,429	$3,915,101	$5,838,305
Net realized gains on investments	11	846	(5,774)	(4,917)
Net change in unrealized gains (losses)	45,518	6,726	(50,300)	1,944
Net realized and unrealized gains (losses)	45,529	7,572	(56,074)	(2,973)
Purchases of portfolio investments	103,567	846	852,495	956,908
Payment-in-kind interest	3,345	271	364	3,980
Accretion (amortization) of discounts and premiums, net	940	—	(23,547)	(22,607)
Repayments and sales of portfolio investments	(53,234)	(846)	(1,298,401)	(1,352,481)
Transfers within Level 3(1)	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of December 31, 2017	$2,011,922	$19,272	$3,389,938	$5,421,132

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	CLO Residual Interest	Equity	Total
Fair value as of June 30, 2017	$27,409	$2,798,796	$1,107,040	$44,434	$7,964	$1,079,712	$772,950	$5,838,305
Net realized gains (losses) on investments	—	(2,174)	—	10	(297)	(2,494)	38	(4,917)
Net change in unrealized gains (losses)	(221)	25,703	(26,197)	(12,685)	351	(56,802)	71,795	1,944
Net realized and unrealized (losses) gains	(221)	23,529	(26,197)	(12,675)	54	(59,296)	71,833	(2,973)
Purchases of portfolio investments	14,967	710,078	177,830	—	7,551	—	46,482	956,908
Payment-in-kind interest	—	2,511	1,166	303	—	—	—	3,980
Accretion (amortization) of discounts and premiums, net	—	1,312	2,718	—	—	(26,637)	—	(22,607)
Repayments and sales of portfolio investments	(8,059)	(1,148,359)	(108,681)	(10)	(14,204)	(53,503)	(19,665)	(1,352,481)
Transfers within Level 3(1)	—	(6,128)	—	—	—	—	6,128	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—
Fair value as of December 31, 2017	$34,096	$2,381,739	$1,153,876	$32,052	$1,365	$940,276	$877,728	$5,421,132

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
For the six months ended December 31, 2018 and December 31, 2017, the net change in unrealized losses on the investments that use Level 3 inputs was ($144,551) and ($23,809) for investments still held as of December 31, 2018 and December 31, 2017, respectively.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2018 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
Senior Secured Debt	$1,440,663	Discounted Cash Flow (Yield analysis)	Market yield	7.2% - 22.6%	11.5%
Senior Secured Debt	419,546	Enterprise Value Waterfall (Market approach)	EBITDA multiple	4.0x - 9.5x	8.0x
Senior Secured Debt	148,591	Enterprise Value Waterfall (Market approach)	Revenue multiple	0.3x - 1.4x	1.1x
Senior Secured Debt	50,823	Enterprise Value Waterfall (Discounted cash flow)	Discount rate	7.3% - 15.9%	10.5%
Senior Secured Debt	770	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt (1)	205,000	Enterprise Value Waterfall	Loss-adjusted discount rate	3.0% - 13.6%	10.9%
Senior Secured Debt (2)	433,553	Enterprise Value Waterfall (NAV Analysis)	Capitalization Rate	3.4% - 8.1%	6.5%
Senior Secured Debt (2)		Discounted Cash Flow	Discount rate	6.5% - 7.5%	7.0%
Subordinated Secured Debt	936,064	Discounted Cash Flow (Yield analysis)	Market yield	9.3% - 23.2%	12.2%
Subordinated Secured Debt	24,670	Enterprise Value Waterfall (Market approach)	EBITDA multiple	7.8x - 8.8x	8.3x
Subordinated Secured Debt	42,970	Enterprise Value Waterfall (Market approach)	Revenue multiple	0.2x - 0.3x	0.3x
Subordinated Secured Debt (3)	343,655	Enterprise Value Waterfall (Market approach)	Book value multiple	0.8x - 2.9x	2.5x
Subordinated Secured Debt (3)		Enterprise Value Waterfall (Market approach)	Earnings multiple	7.5x - 12.0x	10.9x
Subordinated Unsecured Debt	26,033	Enterprise Value Waterfall (Market approach)	EBITDA multiple	5.8x - 11.5x	10.4x
CLO Debt	47,636	Discounted Cash Flow	Discount rate (5)	11.4% - 12.4%	12.1%
CLO Residual Interest	889,491	Discounted Cash Flow	Discount rate (5)	2.6% - 24.8%	19.2%
Preferred Equity	80,525	Enterprise Value Waterfall (Market approach)	EBITDA multiple	4.0x - 8.5x	7.3x
Preferred Equity		Liquidation Analysis	EBITDA multiple	1.1x - 1.4x	1.3x
Common Equity/Interests/Warrants	120,848	Enterprise value waterfall (Market approach)	EBITDA multiple	5.3x - 8.8x	6.8x
Common Equity/Interests/Warrants (1)	5,707	Enterprise value waterfall	Loss-adjusted discount rate	3.0% - 13.6%	10.9%
Common Equity/Interests/Warrants (2)	277,723	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.4% - 8.1%	6.3%
Common Equity/Interests/Warrants (2)		Discounted cash flow	Discount rate	6.5% - 7.5%	7.0%
Common Equity/Interests/Warrants (3)	200,902	Enterprise value waterfall (Market approach)	Book value multiple	0.8x - 2.9x	2.4x
Common Equity/Interests/Warrants (3)		Enterprise value waterfall (Market approach)	Earnings multiple	7.5x - 12.0x	11.1x
Common Equity/Interests/Warrants (4)	94,476	Discounted cash flow	Discount rate	6.5% - 7.5%	7.0%
Common Equity/Interests/Warrants	41,935	Discounted cash flow	Discount rate	7.3% - 15.5%	8.4%
Common Equity/Interests/Warrants	10,038	Liquidation analysis	N/A	N/A	N/A
Escrow Receivable	951	Discounted cash flow	Discount rate	7.0% - 8.1%	7.6%
Total Level 3 Investments	$5,842,570

(1)
Represents an investment in a Real Estate Investment subsidiary. The Enterprise Value analysis includes the fair value of our investments in such indirect subsidiary’s consumer loans purchased from online consumer lending platforms, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above. In addition, the valuation also used projected loss rates as an unobservable input ranging from 0.0%-15.6%, with a weighted average of 2.6%.

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
Our portfolio consists of residual interests and debt investments in CLOs, which involve a number of significant risks. CLOs are typically very highly levered (10 - 14 times), and therefore the residual interest tranches that we invest in are subject to a higher degree of risk of total loss. In particular, investors in CLO residual interests indirectly bear risks of the underlying loan investments held by such CLOs. We generally have the right to receive payments only from the CLOs, and generally do not have direct rights against the underlying borrowers or the entity that sponsored the CLOs. While the CLOs we target generally enable the investor to acquire interests in a pool of senior loans without the expenses associated with directly holding the same investments, the prices of indices and securities underlying our CLOs will rise or fall. These prices (and, therefore, the prices of the CLOs) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally. The failure by a CLO investment in which we invest to satisfy financial covenants, including with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO fails certain tests, holders of debt senior to us would be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.

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
During the six months ended December 31, 2018, the valuation methodology for Universal Turbine Parts (“UTP”) changed to the enterprise value waterfall methodology given the change of control. Due to a deterioration in operating results and resulting credit impairment, the fair value of our investment in UTP decreased to $36,832 as of December 31, 2018, a discount of $26,706 from its amortized cost, compared to the $7,664 unrealized depreciation recorded at June 30, 2018.
During the six months ended December 31, 2018, the valuation methodology for PharMerica Corporation (“PharMerica”) changed to incorporate a takeout analysis, as the borrower provided formal notice it will repay the loan in February 2019. As a result of the company’s performance and current market conditions, the fair value of our investment in PharMerica remained at $12,000 as of December 31, 2018, compared to June 30, 2018, an increase of $117 from its amortized cost.
During the six months ended December 31, 2018, we provided $10,205 of equity financing to NPRC for the acquisition of real estate properties and $1,377 of equity financing to NPRC to fund capital expenditures for existing real estate properties.
During the six months ended December 31, 2018, we received partial repayments of $21,181 of our loans previously outstanding with NPRC and its wholly owned subsidiary and $15,000 as a return of capital on our equity investment in NPRC.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of December 31, 2018, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 42,206 individual loans and residual interest in four securitizations, and had an aggregate fair value of $244,239. The average outstanding individual loan balance is approximately $5 and the loans mature on dates ranging from January 1, 2019 to April 19,

2025 with a weighted-average outstanding term of 25 months as of December 31, 2018. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 23.8%. As of December 31, 2018, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $210,707.
As of December 31, 2018, based on outstanding principal balance, 7.5% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 20.7% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 71.8% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$14,681	$14,254	4.0% - 24.1%	12.5%
Prime	40,595	38,015	4.0% - 36.0%	17.2%
Near Prime	140,988	128,809	6.0% - 36.0%	26.8%
*Weighted by outstanding principal balance of the online consumer loans.

As of December 31, 2018, our investment in NPRC and its wholly-owned subsidiaries had an amortized cost of $802,389 and a fair value of $1,016,459, including our investment in online consumer lending as discussed above. As of December 31, 2018, our investment in NPRC and its wholly-owned subsidiaries relating to the real estate portfolio had a fair value of $805,752. This portfolio was comprised of forty-three multi-families properties, twelve self-storage units, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of December 31, 2018.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	20,102
3	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,570
4	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	174,302
5	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,375
6	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,845
7	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,700
8	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,550
9	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	14,092
10	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
11	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	32,395
12	Atlanta Eastwood Village LLC	Stockbridge, GA	12/12/2013	25,957	22,361
13	Atlanta Monterey Village LLC	Jonesboro, GA	12/12/2013	11,501	10,879
14	Atlanta Hidden Creek LLC	Morrow, GA	12/12/2013	5,098	4,658
15	Atlanta Meadow Springs LLC	College Park, GA	12/12/2013	13,116	12,808
16	Atlanta Meadow View LLC	College Park, GA	12/12/2013	14,354	12,862
17	Atlanta Peachtree Landing LLC	Fairburn, GA	12/12/2013	17,224	15,235
18	NPH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	26,909
19	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	7,695
20	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
21	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
22	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
23	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
24	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
25	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
26	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
27	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	8,927	6,695
28	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
29	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	86,580

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
30	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	14,233
31	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,935
32	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	28,969
33	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	14,480
34	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	15,359
35	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	18,328
36	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	19,493
37	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,893
38	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
39	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
40	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
41	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
42	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
43	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
44	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	43,109
45	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
46	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
47	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
48	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
49	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	48,647
50	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
51	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	15,415
52	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
53	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
54	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
55	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
56	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	44,044
57	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	14,185
58	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
59	Laurel Pointe Holdings, LLC	Forest Park, GA	5/9/2018	33,005	26,400
60	Bradford Ridge Holdings, LLC	Forest Park, GA	5/9/2018	12,500	10,000
61	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
62	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	39,525
63	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	19,335
64	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
65	Ashwood Ridge Holdings LLC	Jonesboro, GA	9/21/2018	9,600	7,300
66	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
				$1,992,698	$1,659,875
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

On December 10, 2018, we received a final distribution from our investment in American Gilsonite Company and recorded a realized gain of $24, as a result of this transaction.

On December 31, 2018, we liquidated our investment in SB Forging Company II, we recorded a realized gain of $2,802, as a result of this transaction.

As of December 31, 2018, $3,526,526 of our loans to portfolio companies and investments in CLO debt, at fair value, bear interest at floating rates and have LIBOR floors ranging from 0.0% - 3.0%. As of December 31, 2018, $593,448 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 1.0% - 20.0%. As of June 30, 2018, $3,323,420 of our loans to portfolio companies, at fair value, bore interest at floating rates and have LIBOR floors ranging from 0.0% - 3.0%. As of June 30, 2018, $489,962 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 5.0% - 20.0%.
At December 31, 2018, seven loan investments were on non-accrual status: Ark-La-Tex, Edmentum Ultimate Holdings, LLC (“Edmentum”, the Unsecured Junior PIK Note), Interdent (the Senior Secured Term Loan C and Senior the Secured Term Loan D), Pacific World Corporation (the Senior Secured Term Loan A and the Senior Secured Term Loan B), United Sporting Companies, Inc. (“USC”), USES Corp. (“USES”), and UTP (the Senior Secured Term Loan B). At June 30, 2018, five loan investments were on non-accrual status: Ark-La-Tex, Edmentum (the Unsecured Junior PIK Note), Pacific World Corporation (the Senior Secured Term Loan B), USC, and USES. Cost balances of these loans amounted to $488,501 and $315,733 as of December 31, 2018 and June 30, 2018, respectively. The fair value of these loans amounted to $216,999 and $143,719 as of December 31, 2018 and June 30, 2018, respectively. The fair values of these investments represent approximately 3.6% and 2.5% of our total assets at fair value as of December 31, 2018 and June 30, 2018, respectively.

Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of December 31, 2018 and June 30, 2018, we had $24,737 and $29,675, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of December 31, 2018 and June 30, 2018.
We have guaranteed $2,571 in standby letters of credit issued through a financial intermediary on behalf of InterDent, Inc. (“InterDent”) as of December 31, 2018. Under this arrangement, we would be required to make payments to the financial intermediary if the third parties were to default on their related payment obligations. As of December 31, 2018, we have not recorded a liability on the statement of assets and liabilities for this guarantee as the likelihood of default on the standby letters of credit to be remote.
During the six months ended December 31, 2018 and the six months ended December 31, 2017, there were no sales of the senior secured Term Loan A investments. We serve as an agent for these loans and collect a servicing fee from the counterparties on behalf of the Investment Adviser. We receive a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser. See Note 13 for further discussion.
Unconsolidated Significant Subsidiaries
Our investments are generally in small and mid-sized companies in a variety of industries. In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, we must determine which of our unconsolidated controlled portfolio companies are considered “significant subsidiaries,” if any. In evaluating these investments, there are three tests utilized to determine if any of our controlled investments are considered significant subsidiaries: the asset test, the income test and the investment test. Rule 3-09 of Regulation S-X requires separate audited financial statements of an unconsolidated subsidiary in an annual report if either the investment or income test exceeds 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information in an annual report if any of the three tests exceeds 10%. Pursuant to Rule 10-01(b) of Regulation S-X, Interim Financial Statements, if either the investment or income test exceeds 20% under Rule 3-09 of Regulation S-X during an interim period, summarized interim income statement information is required in a quarterly report.

The following table summarizes the results of our analysis for the three tests for the six months ended December 31, 2018 and year ended June 30, 2018.

	Asset Test		Income Test		Investment Test
	Greater than 10% but Less than 20%	Greater than 20%	Greater than 10% but Less than 20%	Greater than 20%	Greater than 10% but Less than 20%	Greater than 20%
Six Months Ended December 31, 2018	N/A	NPRC	N/A	CCPI Inc., CP Energy, Credit Central Loan Company, LLC, Echelon Transportation, LLC, First Tower Finance Company, LLC, InterDent, NMMB, Inc., NPRC, Pacific World Corporation, R-V Industries, Inc., UTP, and Valley Electric Company, Inc.	NPRC	-
Year Ended June 30, 2018	-	NPRC	Arctic (1)	First Tower Finance NPRC	NPRC	-
(1) On April 6, 2018, our common equity investment in Arctic Equipment was exchanged for newly issued common shares of CP Energy as a result of a merger between the two companies.
Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment or the marking to fair value of an investment in any given year can be highly concentrated among several investments. After performing the income analysis for the six months ended December 31, 2018, as currently promulgated by the SEC, we determined that 12 of our controlled investments individually triggered the 20% threshold for disclosure of summary income statement information. We do not believe that the calculation promulgated by the SEC correctly identifies significant subsidiaries, but have included CCPI Inc. (“CCPI”), CP Energy, Credit Central Loan Company LLC (“Credit Central”), Echelon Transportation, LLC (“Echelon”), First Tower Finance Company LLC (“First Tower Finance”), InterDent, NMMB, Inc. (“NMMB”), NPRC, Pacific World Corporation (“Pacific World”), R-V Industries, Inc. (“R-V”), UTP, and Valley Electric Company, Inc. (“Valley Electric”) as significant subsidiaries.
The following tables show summarized income statement information for CCPI, which met the 20% income test for the six months ended December 31, 2018:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Summary of Operations
Total revenue	$9,486	$8,391	$18,529	$15,921
Total expenses	10,260	8,136	19,751	16,109
Net income (loss)	$(774)	$255	$(1,222)	$(188)
The following tables show summarized income statement information for CP Energy, which met the 20% income test for the six months ended December 31, 2018:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Summary of Operations
Total revenue	13,595	16,586	33,982	30,070
Total expenses	20,150	21,243	43,227	36,371
Net income (loss)	(6,555)	(4,657)	(9,245)	(6,301)

The following tables show summarized income statement information for Credit Central, which met the 20% income test for the six months ended December 31, 2018:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Summary of Operations
Total revenue	$19,907	$19,895	$38,802	$39,432
Total expenses	18,033	17,878	35,089	35,213
Net income (loss)	$1,874	$2,017	$3,713	$4,219
The following tables show summarized income statement information for Echelon, which met the 20% income test for the six months ended December 31, 2018:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Summary of Operations
Total revenue	$1,456	$3,675	$2,919	$6,794
Total expenses	2,344	3,521	4,910	5,231
Fair value adjustment	1,730	5,503	6,769	4,580
Net income (loss)	$842	$5,657	$4,778	$6,143
The following tables show summarized income statement information for First Tower Finance, which met the 20% income test for the six months ended December 31, 2018:

	Three Months Ended November 30,		Six Months Ended November 30,
	2018	2017	2018	2017
Summary of Operations
Total revenue	$65,544	$57,186	$131,294	$114,415
Total expenses	69,389	57,542	137,214	116,211
Net income (loss)	$(3,845)	$(356)	$(5,920)	$(1,796)
The following tables show summarized income statement information for InterDent, which met the 20% income test for the six months ended December 31, 2018:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Summary of Operations
Total revenue	$73,336	$81,339	$152,949	$163,089
Total expenses	88,776	92,138	178,185	182,822
Net income (loss)	$(15,440)	$(10,799)	$(25,236)	$(19,733)

The following tables show summarized income statement information for NMMB, which met the 20% income test for the six months ended December 31, 2018:

	Three Months Ended November 30,		Six Months Ended November 30,
	2018	2017	2018	2017
Summary of Operations
Total revenue	$11,259	$8,543	$18,409	$14,395
Total expenses	9,805	7,773	16,889	14,271
Net income (loss)	$1,454	$770	$1,520	$124
The following tables show summarized income statement information for NPRC, which met the 20% income test for the six months ended December 31, 2018:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Summary of Operations
Total revenue	$168,614	$99,458	$269,258	$198,343
Total expenses	101,507	85,292	184,577	167,470
Operating income	67,107	14,166	84,681	30,873
Depreciation and amortization	(22,901)	(16,502)	(41,099)	(35,602)
Fair value adjustment	(11,641)	(29,441)	(19,720)	(60,255)
Net income (loss)	$32,565	$(31,777)	$23,862	$(64,984)
The following tables show summarized income statement information for Pacific World, which met the 20% income test for the six months ended December 31, 2018:

	Three Months Ended November 30,		Six Months Ended November 30,
	2018	2017	2018	2017
Summary of Operations
Total revenue	$31,043	$32,114	$62,656	$69,850
Total expenses	60,582	41,437	105,876	83,511
Net income (loss)	$(29,539)	$(9,323)	$(43,220)	$(13,661)
The following tables show summarized income statement information for R-V, which met the 20% income test for the six months ended December 31, 2018:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Summary of Operations
Total revenue	$12,000	$12,339	$23,061	$23,769
Total expenses	12,146	12,819	23,836	24,439
Net income (loss)	$(146)	$(480)	$(775)	$(670)

The following tables show summarized income statement information for UTP, which met the 20% income test for the six months ended December 31, 2018:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Summary of Operations
Total revenue	$10,871	$15,323	$23,767	$31,816
Total expenses	14,543	18,577	31,108	37,326
Net income (loss)	$(3,672)	$(3,254)	$(7,341)	$(5,510)
The following tables show summarized income statement information for Valley Electric, which met the 20% income test for the six months ended December 31, 2018:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Summary of Operations
Total revenue	$60,788	$34,766	$114,268	$67,631
Total expenses	55,422	36,900	101,313	68,640
Net income (loss)	$5,366	$(2,134)	$12,955	$(1,009)
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
On August 1, 2018, we renegotiated the 2014 Facility and closed an expanded five and a half year revolving credit facility (the “2018 Facility” and collectively with the 2014 Facility, the “Revolving Credit Facility”). The lenders have extended commitments of $1,020,000 under the 2018 Facility as of December 31, 2018. The 2018 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The 2018 Facility matures on March 27, 2024. It includes a revolving period that extends through March 27, 2022, followed by an additional two-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such two-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two-year amortization period, the remaining balance will become due, if required by the lenders.

The 2018 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2018 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2018 Facility. The 2018 Facility also requires the maintenance of a minimum liquidity requirement. As of December 31, 2018, we were in compliance with the applicable covenants.
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

For the three and six months ended December 31, 2018 and December 31, 2017, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Average stated interest rate	4.50%	3.55%	4.43%	3.55%
Average outstanding balance	$308,424	$66,437	$237,283	$33,219
As of December 31, 2018 and June 30, 2018, we had $601,464 and $547,205, respectively, available to us for borrowing under the Revolving Credit Facility, with $297,000 and $37,000 outstanding as of December 31, 2018 and June 30, 2018, respectively. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,020,000. As of December 31, 2018, the investments, including cash, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,637,084, which represents 27.5% of our total investments, including cash. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $10,206 of new fees and $1,473 were carried over for continuing participants from the previous facility, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of December 31, 2018, $8,493 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities. During the six months ended December 31, 2018, $325 of fees were expensed relating to credit providers in the 2014 Facility who did not commit to the 2018 Facility.
During the three months ended December 31, 2018 and December 31, 2017, we recorded $6,960 and $3,386, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the six months ended December 31, 2018 and December 31, 2017, we recorded $11,326 and $6,340, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On December 21, 2012, we issued $200,000 aggregate principal amount of convertible notes that mature on January 15, 2019 (the “2019 Notes”), unless previously converted or repurchased in accordance with their terms. The 2019 Notes bear interest at a rate of 5.875% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2013. Total proceeds from the issuance of the 2019 Notes, net of underwriting discounts and offering costs, were $193,600. On May 30, 2018, we repurchased $98,353 aggregate principal amount of the 2019 Notes at a price of 102.0, including commissions. The transaction resulted in our recognizing a $2,383 loss during the three months ended June 30, 2018. As of December 31, 2018, the outstanding aggregate principal amount of the 2019 Notes is $101,647.
On April 11, 2014, we issued $400,000 aggregate principal amount of convertible notes that mature on April 15, 2020 (the “2020 Notes”), unless previously converted or repurchased in accordance with their terms. The 2020 Notes bear interest at a rate of 4.75% per year, payable semi-annually on April 15 and October 15 each year, beginning October 15, 2014. Total proceeds from the issuance of the 2020 Notes, net of underwriting discounts and offering costs, were $387,500. On January 30, 2015, we repurchased $8,000 aggregate principal amount of the 2020 Notes at a price of 93.0, including commissions. As a result of this transaction, we recorded a gain of $332, in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance cost. During the three months ended December 31, 2018, we repurchased an additional $13,500 aggregate principal amount of the 2020 Notes at a price of 99.5, including commissions. As a result of this transaction, we recorded a loss of $41, in the amount of the difference between the reacquisition price and the net carrying amount of the 2020 Notes, net of the proportionate amount of unamortized debt issuance costs. As of December 31, 2018, the outstanding aggregate principal amount of the 2020 Notes is $378,500.
On April 11, 2017, we issued $225,000 aggregate principal amount of convertible notes that mature on July 15, 2022 (the “Original 2022 Notes”), unless previously converted or repurchased in accordance with their terms. The Original 2022 Notes bear interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2017. Total proceeds from the issuance of the Original 2022 Notes, net of underwriting discounts and offering costs, were $218,010. On May 18, 2018, we issued an additional $103,500 aggregate principal amount of convertible notes that mature on July 15, 2022 (the “Additional 2022 Notes”, and together with the Original 2022 Notes, the “2022 Notes”), unless previously converted or repurchased in accordance with their terms. The Additional 2022 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2022 Notes and bear interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2018. Total proceeds from the issuance of the Additional 2022 Notes, net of underwriting discounts and offering costs, were $100,749. Following the issuance of the Additional 2022 Notes and as of December 31, 2018, the outstanding aggregate principal amount of the 2022 Notes is $328,500.
Certain key terms related to the convertible features for the 2019 Notes, the 2020 Notes and the 2022 Notes (collectively, the “Convertible Notes”) are listed below.

	2019 Notes	2020 Notes	2022 Notes
Initial conversion rate(1)	79.7766	80.6647	100.2305
Initial conversion price	$12.54	$12.40	$9.98
Conversion rate at December 31, 2018(1)(2)	79.8360	80.6670	100.2305
Conversion price at December 31, 2018(2)(3)	$12.53	$12.40	$9.98
Last conversion price calculation date	12/21/2017	4/11/2018	4/11/2018
Dividend threshold amount (per share)(4)	$0.110025	$0.110525	$0.083330

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)	The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

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
In connection with the issuance of the Convertible Notes, we incurred $27,214 of fees which are being amortized over the terms of the notes, of which $10,636 remains to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities as of December 31, 2018.
During the three months ended December 31, 2018 and December 31, 2017, we recorded $11,457 and $13,003, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the six months ended December 31, 2018 and December 31, 2017, we recorded $22,892 and $26,659, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
Note 6. Public Notes
On March 15, 2013, we issued $250,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Original 2023 Notes”). The Original 2023 Notes bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2013. Total proceeds from the issuance of the Original 2023 Notes, net of underwriting discounts and offering costs, were $243,641. On June 20, 2018, we issued an additional $70,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Additional 2023 Notes”, and together with the Original 2023 Notes, the “2023 Notes”). The Additional 2023 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2023 Notes and bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the Additional 2023 Notes, net of underwriting discounts, were $69,403. As of December 31, 2018, the outstanding aggregate principal amount of the 2023 Notes is $320,000.
On April 7, 2014, we issued $300,000 aggregate principal amount of unsecured notes that mature on July 15, 2019 (the “5.00% 2019 Notes”). Included in the issuance is $45,000 of Prospect Capital InterNotes® that were exchanged for the 5.00% 2019 Notes. The 5.00% 2019 Notes bear interest at a rate of 5.00% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2014. Total proceeds from the issuance of the 5.00% 2019 Notes, net of underwriting discounts and offering costs, were $295,998. On June 7, 2018, we commenced a tender offer to purchase for cash any and all of the $300,000 aggregate principal amount outstanding of the 5.00% 2019 Notes. On June 20, 2018, $146,464 aggregate principal amount of the 5.00% 2019 Notes, representing 48.8% of the previously outstanding 5.00% 2019 Notes, were validly tendered and accepted. The transaction resulted in our recognizing a loss of $3,705 during the three months ended June 30, 2018. On September 26, 2018, we repurchased the remaining $153,536 aggregate principal amount of the 5.00% 2019 Notes at a price of 101.645, including commissions. The transaction resulted in our recognizing a loss of $2,874 during the six months ended December 31, 2018.
On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the Original 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market (“ATM”) program with FBR Capital Markets & Co. through which we could sell, by means of ATM offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes (“Initial 2024 Notes ATM”). Following the initial 2024 Notes ATM, the aggregate principal amount of the 2024 Notes issued was $199,281 for net proceeds of $193,253, after commissions and offering costs. On July 2, 2018, we entered into a second ATM program with B.Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of the 2024 Notes (“Second 2024 Notes ATM”, and together with the Initial 2024 Notes ATM, the “2024 Notes Follow-on Program”). The 2024 Notes are listed on the New York Stock Exchange (“NYSE”) and trade thereon under the ticker “PBB.” During the six months ended December 31, 2018, we issued an additional $20,016 aggregate principal amount under the second 2024 Notes ATM, for net proceeds of $19,855, after commissions and offering costs. As of December 31, 2018, the outstanding aggregate principal amount of the 2024 Notes is $219,297.

On June 7, 2018, we issued $55,000 aggregate principal amount of unsecured notes that mature on June 15, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts and offering costs were $53,119. On July 2, 2018, we entered into an ATM program with B.Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2028 Notes (“2028 Notes ATM” or “2028 Notes Follow-on Program”). The 2028 Notes are listed on the NYSE and trade thereon under the ticker “PBY.” During the six months ended December 31, 2018, we issued an additional $12,411 aggregate principal amount under the 2028 Notes ATM, for net proceeds of $12,247, after commissions and offering costs. As of December 31, 2018, the outstanding aggregate principal amount of the 2028 Notes is $67,411.
On September 27, 2018, we issued $100,000 aggregate principal amount of unsecured notes that mature on January 15, 2024 (the “6.375% 2024 Notes”). The 6.375% 2024 Notes bear interest at a rate of 6.375% per year, payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2019. Total proceeds from the issuance of the 6.375% 2024 Notes, net of underwriting discounts and offering costs, were $98,985. As of December 31, 2018, the outstanding aggregate principal amount of the 6.375% 2024 Notes is $100,000.
On November 28, 2018, we issued $50,000 aggregate principal amount of unsecured notes that mature on June 15, 2029 (the “2029 Notes”). The 2029 Notes bear interest at a rate of 6.875% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning March 15, 2019. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts and offering costs, were $48,057.

The 2023 Notes, the 2024 Notes, the 2028 Notes, the 6.375% 2024 Notes, and the 2029 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $3,435 and debt issuance costs of $15,762, which are being amortized over the terms of the notes. As of December 31, 2018, $2,087 of the original issue discount and $11,859 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended December 31, 2018 and December 31, 2017, we recorded $11,467 and $11,048, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the six months ended December 31, 2018 and December 31, 2017, we recorded $22,830 and $22,089, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the six months ended December 31, 2018, we issued $69,586 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $68,439. These notes were issued with stated interest rates ranging from 5.00% to 6.25% with a weighted average interest rate of 5.64%. These notes mature between July 15, 2023 and November 15, 2028. The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2018:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$33,295	5.00%–5.75%	5.29%	July 15, 2023 – January 15, 2024
7	14,718	5.50%–6.00%	5.84%	July 15, 2025 – January 15, 2026
8	385	5.75%	5.75%	July 15, 2026
10	21,188	6.00%–6.25%	6.06%	July 15, 2028 – November 15, 2028
	$69,586

During the six months ended December 31, 2017, we issued $52,177 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $51,398. These notes were issued with stated interest rates ranging from 4.00% to 5.00% with a weighted average interest rate of 4.39%. These notes mature between July 15, 2022 and December 15, 2025. The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2017:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$31,950	4.00%–4.75%	4.23%	July 15, 2022 – December 15, 2022
7	2,825	4.75%–5.00%	4.94%	July 15, 2024
8	17,402	4.50%–5.00%	4.61%	August 15, 2025 – December 15, 2025
	$52,177
During the six months ended December 31, 2018, we redeemed, prior to maturity, $99,432 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.86% in order to replace shorter maturity debt with longer-term debt. During the six months ended December 31, 2018, we repaid $5,419 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the six months ended December 31, 2018 was $711.

The following table summarizes the Prospect Capital InterNotes® outstanding as of December 31, 2018:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$254,515	4.00% – 5.75%	4.97%	July 15, 2020 - January 15, 2024
5.2	2,618	4.63%	4.63%	September 15, 2020
5.3	2,601	4.63%	4.63%	September 15, 2020
5.5	53,836	4.25% – 4.75%	4.59%	June 15, 2020 - October 15, 2020
6	2,182	4.88%	4.88%	April 15, 2021 - May 15, 2021
6.5	38,672	5.10% – 5.25%	5.23%	December 15, 2021 - May 15, 2022
7	103,377	4.00% – 6.00%	5.21%	January 15, 2020 - January 15, 2026
7.5	1,996	5.75%	5.75%	February 15, 2021
8	24,720	4.50% – 5.75%	4.67%	August 15, 2025 - July 15, 2026
10	58,497	5.33% – 7.00%	6.14%	March 15, 2022 - November 15, 2028
12	2,978	6.00%	6.00%	November 15, 2025 - December 15, 2025
15	17,138	5.25% – 6.00%	5.36%	May 15, 2028 - November 15, 2028
18	19,806	4.13% – 6.25%	5.56%	December 15, 2030 - August 15, 2031
20	3,990	5.75% – 6.00%	5.89%	November 15, 2032 - October 15, 2033
25	32,335	6.25% – 6.50%	6.39%	August 15, 2038 - May 15, 2039
30	106,398	5.50% – 6.75%	6.24%	November 15, 2042 - October 15, 2043
	$725,659

During the six months ended December 31, 2017, we redeemed, prior to maturity $181,538 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.85% in order to replace debt with shorter maturity dates. During the six months ended December 31, 2017, we repaid $3,793 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the six months ended December 31, 2017 was $932.
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
	$760,924
In connection with the issuance of Prospect Capital InterNotes®, we incurred $25,209 of fees which are being amortized over the term of the notes, of which $11,641 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of December 31, 2018.
During the three months ended December 31, 2018 and December 31, 2017, we recorded $10,771 and $11,910, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the six months ended December 31, 2018 and December 31, 2017, we recorded $21,516 and $25,294, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.

Note 8. Fair Value and Maturity of Debt Outstanding
The following table shows our outstanding debt as of December 31, 2018.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility(2)	$297,000	$8,493	$297,000	(3)	$297,000		1ML+2.20%	(6)

2019 Notes	101,647	25	101,622		101,549	(4)	6.51%	(7)
2020 Notes	378,500	2,998	375,502		375,964	(4)	5.52%	(7)
2022 Notes	328,500	7,613	320,887		319,171	(4)	5.71%	(7)
Convertible Notes	808,647		798,011		796,684

2023 Notes	320,000	3,683	316,317		324,326	(4)	6.09%	(7)
2024 Notes	219,297	4,846	214,451		214,560	(4)	6.76%	(7)
2028 Notes	67,411	2,255	65,156		61,641	(4)	6.77%	(7)
6.375% 2024 Notes	100,000	1,230	98,770		101,981	(4)	6.62%	(7)
2029 Notes	50,000	1,932	48,068		46,220	(4)	7.39%	(7)
Public Notes	756,708		742,762		748,728

Prospect Capital InterNotes®	725,659	11,641	714,018		681,652	(5)	5.91%	(8)
Total	$2,588,014		$2,551,791		$2,524,064

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of December 31, 2018.

(2)	The maximum draw amount of the Revolving Credit facility as of December 31, 2018 is $1,020,000.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Note 2 for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread based on observable market inputs.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

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

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of December 31, 2018.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$297,000	$—	$—	$—	$297,000
Convertible Notes	808,647	101,647	378,500	328,500	—
Public Notes	756,708	—	—	320,000	436,708
Prospect Capital InterNotes®	725,659	—	245,018	210,398	270,243
Total Contractual Obligations	$2,588,014	$101,647	$623,518	$858,898	$1,003,951

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

We did not repurchase any shares of our common stock during the six months ended December 31, 2018 and December 31, 2017. As of December 31, 2018, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.

Excluding dividend reinvestments, during the six months ended December 31, 2018 and December 31, 2017, we did not issue any shares of our common stock.

On October 31, 2018, our registration statement on Form N-2 (File No. 333-227124) was declared effective by the SEC. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $5,000,000 in securities, consisting of common stock, preferred stock, debt securities, subscription rights to purchase our securities, warrants representing rights to purchase our securities or separately tradeable units combining two or more of our securities. As of December 31, 2018, we have the ability to issue up to $4,933,730 in securities under the registration statement.

During the six months ended December 31, 2018 and December 31, 2017, we distributed approximately $131,531 and $146,559, respectively, to our stockholders. The following table summarizes our distributions declared and payable for the six months ended December 31, 2017 and December 31, 2018.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/9/2017	7/31/2017	8/24/2017	$0.083330	$30,011
5/9/2017	8/31/2017	9/21/2017	0.083330	30,017
8/28/2017	9/29/2017	10/19/2017	0.060000	21,619
8/28/2017	10/31/2017	11/22/2017	0.060000	21,623
11/8/2017	11/30/2017	12/21/2017	0.060000	21,630
11/8/2017	12/29/2017	1/18/2018	0.060000	21,659
Total declared and payable for the six months ended December 31, 2017				$146,559

5/9/2018	7/31/2018	8/23/2018	$0.060000	$21,881
5/9/2018	8/31/2018	9/20/2018	0.060000	21,898
8/28/2018	9/28/2018	10/18/2018	0.060000	21,914
8/28/2018	10/31/2018	11/21/2018	0.060000	21,930
11/6/2018	11/30/2018	12/20/2018	0.060000	21,945
11/6/2018	1/2/2019	1/24/2019	0.060000	21,963
Total declared and payable for the six months ended December 31, 2018				$131,531
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during six months ended December 31, 2018 and December 31, 2017. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to December 31, 2018:

•	$0.06 per share for January 2019 to holders of record on January 31, 2019 with a payment date of February 21, 2019.
During the six months ended December 31, 2018 and December 31, 2017, we issued 1,646,028 and 903,819 shares of our common stock, respectively, in connection with the dividend reinvestment plan.
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

During the six months ended December 31, 2018, Prospect officers purchased 2,303,774 shares of our stock, or 0.63% of total outstanding shares as of December 31, 2018, both through the open market transactions and shares issued in connection with our dividend reinvestment plan.
As of December 31, 2018, we have reserved 71,573,280 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5).
Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three and six months ended December 31, 2018 and December 31, 2017.

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Structuring, amendment, and advisory fees	$14,339	$6,751	$18,444	$14,958
Royalty and Net Revenue interests	2,107	1,872	3,930	3,450
Administrative agent fees	177	69	302	234
Total Other Income	$16,623	$8,692	$22,676	$18,642
Note 11. Net Increase (Decrease) in Net Assets per Share
The following information sets forth the computation of net increase in net assets resulting from operations per share during the three and six months ended December 31, 2018 and December 31, 2017.

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net increase (decrease) in net assets resulting from operations	$(67,389)	$121,727	$16,406	$133,700
Weighted average common shares outstanding	365,591,722	360,473,705	365,187,429	360,322,770
Net increase (decrease) in net assets resulting from operations per share	$(0.18)	$0.34	$0.04	$0.37
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
We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. shareholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. For the 2018 calendar year, 42.53% of our distributions as of December 31, 2018 qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. shareholders.

For the tax year ending August 31, 2019, the tax character of dividends paid to shareholders through December 31, 2018 is expected to be ordinary income. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending August 31, 2019.

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

	Tax Year Ended August 31,
	2018	2017	2016
Net increase in net assets resulting from operations	$389,732	$254,904	$262,831
Net realized loss on investments	26,762	100,765	22,666
Net unrealized (gains) losses on investments	(105,599)	(61,939)	73,181
Other temporary book-to-tax differences	(43,615)	(32,117)	(56,036)
Permanent differences	31	(772)	2,489
Taxable income before deductions for distributions	$267,311	$260,841	$305,131
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
As of December 31, 2018, the cost basis of investments for tax purposes was $6,079,372 resulting in an estimated net unrealized loss of $236,802. As of December 31, 2018, the gross unrealized gains and losses were $492,293 and $729,095, respectively. As of June 30, 2018, the cost basis of investments for tax purposes was $5,871,043 resulting in an estimated net unrealized loss of $143,764. As of June 30, 2018, the gross unrealized gains and losses were $476,197 and $619,961, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of December 31, 2018 and June 30, 2018 was calculated based on the book cost of investments as of December 31, 2018 and June 30, 2018, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2018 and 2017, respectively.
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal excise taxes, among other items. During the tax year ended August 31, 2018, we decreased overdistributed net investment income by $31 and decreased capital in excess of par value by $31. During the tax year ended August 31, 2017, we increased overdistributed net investment income by $772 and increased capital in excess of par value by $772. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended August 31, 2018 is being recorded in the fiscal year ending June 30, 2019 and the reclassifications for the taxable year ended August 31, 2017 were recorded in the fiscal year ended June 30, 2018.
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
The total gross base management fee incurred to the favor of the Investment Adviser was $33,187 and $29,742 during the three months ended December 31, 2018 and December 31, 2017, respectively. The total gross base management fee for the three months ended December 31, 2018 included a $2,757 adjustment for fees earned in prior periods that were neither expensed nor paid to the Investment Adviser. The total gross base management fee incurred to the favor of the Investment Adviser was $63,282 and $60,121 during the six months ended December 31, 2018 and December 31, 2017, respectively.
The Investment Adviser has entered into a servicing agreement with certain institutions that purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. During the three months ended December 31, 2017, we received payments of $183 from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We received no such payments during the three months ended December 31, 2018. We were given a credit for these payments, which reduced the base management fees to $29,559 for the three months ended December 31, 2017. During the six months ended December 31, 2018 and December 31, 2017, we received payments of $138 and $399, respectively, from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments, which reduced the base management fees to $63,144 and $59,722 for the six months ended December 31, 2018 and December 31, 2017, respectively.
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
The total income incentive fee incurred was $20,203 and $18,298 during the three months ended December 31, 2018 and December 31, 2017, respectively. The fees incurred for the six months ended December 31, 2018 and December 31, 2017 were $41,493 and $34,231, respectively. No capital gains incentive fee was incurred during the three or six months ended December 31, 2018 and December 31, 2017.
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
The allocation of gross overhead expense from Prospect Administration was $5,642 and $3,827 for the three months ended December 31, 2018 and December 31, 2017, respectively. Prospect Administration received estimated payments of $4,651 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the three months ended December 31, 2017. Prospect Administration did not receive any estimated payments of similar nature during the three months ended December 31, 2018. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. Net overhead during the three months ended December 31, 2018 and December 31, 2017 totaled $5,642 and $(824), respectively.
The allocation of gross overhead expense from Prospect Administration was $9,007 and $8,496 for the six months ended December 31, 2018 and December 31, 2017, respectively. Prospect Administration received estimated payments of $5,792 directly from our portfolio companies, insurance carrier, and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the six months ended December 31, 2017. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Prospect Administration did not receive any estimated payments of similar nature during the six months ended December 31, 2018. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. Net overhead during the six months ended December 31, 2018 and December 31, 2017 totaled $9,007 and $2,704, respectively.
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
During the three months ended December 31, 2018 and December 31, 2017, we received payments of $2,994 and $493, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the six months ended December 31, 2018 and December 31, 2017, we received payments of $4,947 and $1,586, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. See Note 14 for further discussion.
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
As of December 31, 2018, we had co-investments with Priority Income Fund, Inc. in the following CLO funds: Apidos CLO XXII, Barings CLO Ltd. 2018-III, Carlyle Global Market Strategies CLO 2016-3, Ltd., Cent CLO 21 Limited, Cent CLO 21 Limited Class E, CIFC Funding 2014-IV-R, Ltd., CIFC Funding 2014-V, Ltd. Class F, CIFC Funding 2016-I, Ltd., Galaxy XXVIII CLO, Ltd., Galaxy XXVIII CLO, Ltd. Class F, Halcyon Loan Advisors Funding 2014-2 Ltd., Halcyon Loan Advisors Funding 2015-3 Ltd., HarbourView CLO VII-R, Ltd., Jefferson Mill CLO Ltd., Mountain View CLO IX Ltd., Octagon Investment Partners 18-R Ltd., Romark WM-R Ltd., Symphony CLO XIV Ltd., Voya IM CLO 2014-1 Ltd., Voya CLO 2016-3, Ltd. and Voya CLO 2017-3, Ltd.; however HarbourView CLO VII-R, Ltd. and Octagon Investment Partners 18-R Ltd. are not considered co-investments pursuant to the Order as they were purchased on the secondary market.
As of December 31, 2018, we had a co-investment with Pathway Capital Opportunity Fund, Inc. in Carlyle Global Market Strategies CLO 2014-4-R, Ltd.; however, this investment is not considered a co-investment pursuant to the Order as it was purchased on the secondary market.
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the three months ended December 31, 2018 and December 31, 2017, we recognized expenses that were reimbursed for valuation services of $51 and $50, respectively. During the six months ended December 31, 2018 and December 31, 2017, we recognized expenses that were reimbursed for valuation services of $103 and $102, respectively. Conversely, Priority Income Fund, Inc. and Pathway Capital Opportunity Fund, Inc. reimburse us for software fees, expenses which were initially incurred by Prospect. As of December 31, 2018 and June 30, 2018 we accrued a receivable from Priority Income Fund, Inc. and Pathway Capital Opportunity Fund, Inc. for software fees of $16 and $33, respectively, which will be reimbursed to us.
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

June 30, 2018	$225
December 31, 2018	225
CCPI Inc.
Prospect owns 100% of the equity of CCPI Holdings Inc. (“CCPI Holdings”), a Consolidated Holding Company. CCPI Holdings owns 94.59% of the equity of CCPI Inc. (“CCPI”), with CCPI management owning the remaining 5.41% of the equity. CCPI owns 100% of each of CCPI Europe Ltd. and MEFEC B.V., and 45% of Gulf Temperature Sensors W.L.L.
On August 1, 2017, we entered into a participation agreement with CCPI management, and sold $144 of Prospect's investment in the Term Loan B debt.

The following amounts were paid from CCPI to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended December 31, 2017	$112
Three Months Ended December 31, 2018	114
Six Months Ended December 31, 2017	225
Six Months Ended December 31, 2018	337
The following interest payments were accrued and paid from CCPI to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2017	$928
Three Months Ended December 31, 2018	909
Six Months Ended December 31, 2017	1,863
Six Months Ended December 31, 2018	1,823
The following interest income recognized had not yet been paid by CCPI to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$306
December 31, 2018	—
The following managerial assistance payments were paid from CCPI to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2017	$60
Three Months Ended December 31, 2018	69
Six Months Ended December 31, 2017	120
Six Months Ended December 31, 2018	129
The following managerial assistance recognized had not yet been paid by CCPI to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2018	$60
December 31, 2018	—
The following payments were paid from CCPI to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to CCPI (no direct income was recognized by Prospect, but Prospect was able to recognize these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2017	$—
Three Months Ended December 31, 2018	—
Six Months Ended December 31, 2017	45
Six Months Ended December 31, 2018	—
The following amounts were due from CCPI to Prospect for reimbursement of expenses paid by Prospect on behalf of CCPI and were included by Prospect within other receivables:

June 30, 2018	$7
December 31, 2018	1
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

The following interest payments were accrued and paid from CP Energy to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2017	$1,105
Three Months Ended December 31, 2018	1,200
Six Months Ended December 31, 2017	1,105
Six Months Ended December 31, 2018	2,395
The following interest income recognized had not yet been paid by CP Energy to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$—
December 31, 2018	13
The following managerial assistance payments were paid from CP Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2017	$—
Three Months Ended December 31, 2018	300
Six Months Ended December 31, 2017	175
Six Months Ended December 31, 2018	300
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$150
December 31, 2018	150
The following amounts were due from CP Energy to Prospect for reimbursement of expenses paid by Prospect on behalf of CP Energy and were included by Prospect within other receivables:

June 30, 2018	$55
December 31, 2018	16

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
During the six months ended December 31, 2018 and December 31, 2017, the following amounts of the aforementioned original issue discount of $7,521 accreted during the respective period, and included in interest income.

December 31, 2017	$430
December 31, 2018	60
December 31, 2017	940
December 31, 2018	908
The following interest payments were accrued and paid from Credit Central to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2017	$3,161
Three Months Ended December 31, 2018	2,673
Six Months Ended December 31, 2017	6,241
Six Months Ended December 31, 2018	5,324
Included above, the following payment-in-kind interest from Credit Central was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2017	$—
Three Months Ended December 31, 2018	1,775
Six Months Ended December 31, 2017	—
Six Months Ended December 31, 2018	1,775
The following interest income recognized had not yet been paid by Credit Central to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$—
December 31, 2018	30

The following net revenue interest payments were paid from Credit Central to Prospect and recognized by Prospect as other income:

Three Months Ended December 31, 2017	$317
Three Months Ended December 31, 2018	—
Six Months Ended December 31, 2017	317
Six Months Ended December 31, 2018	—

The following managerial assistance payments were paid from Credit Central to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2017	$175
Three Months Ended December 31, 2018	175
Six Months Ended December 31, 2017	350
Six Months Ended December 31, 2018	350
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$175
December 31, 2018	175
The following amounts were due to Credit Central from Prospect for reimbursement of expenses paid by Credit Central on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2018	$33
December 31, 2018	—
The following amounts were due from Credit Central to Prospect for reimbursement of expenses paid by Prospect on behalf of Credit Central and were included by Prospect within other receivables:

June 30, 2018	$—
December 31, 2018	2
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

During the six months ended December 31, 2018, Prospect made a follow-on $1,600 first lien senior secured debt.
The following interest payments were accrued and paid from Echelon to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2017	$1,603
Three Months Ended December 31, 2018	1,725
Six Months Ended December 31, 2017	3,206
Six Months Ended December 31, 2018	3,383

Included above, the following payment-in-kind interest from Echelon was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2017	$—
Three Months Ended December 31, 2018	—
Six Months Ended December 31, 2017	—
Six Months Ended December 31, 2018	2,125
The following interest income recognized had not yet been paid by Echelon to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$2,631
December 31, 2018	2,860
The following managerial assistance payments were paid from Echelon to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2017	$63
Three Months Ended December 31, 2018	125
Six Months Ended December 31, 2017	125
Six Months Ended December 31, 2018	125
The following managerial assistance payments had not yet been paid by Echelon to Prospect and were included by Prospect within other receivables and due to Prospect Administration:

June 30, 2018	$63
December 31, 2018	—
The following payments were paid from Echelon to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Echelon (no direct income was recognized by Prospect, but Prospect was able to recognize these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2017	$—
Three Months Ended December 31, 2018	735
Six Months Ended December 31, 2017	—
Six Months Ended December 31, 2018	735
The following amounts were due from Echelon to Prospect for reimbursement of expenses paid by Prospect on behalf of Echelon and were included by Prospect within other receivables:

June 30, 2018	$18
December 31, 2018	9
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
During the year ended June 30, 2017, Prospect funded an additional $7,835 in the second lien revolving credit facility.
During the year ended June 30, 2018, Prospect funded an additional $7,834 in the second lien revolving credit facility.

The following amounts were paid from Edmentum to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended December 31, 2017	$—
Three Months Ended December 31, 2018	N/A
Six Months Ended December 31, 2017	7,834
Six Months Ended December 31, 2018	N/A
The following interest payments were accrued and paid from Edmentum to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2017	$203
Three Months Ended December 31, 2018	N/A
Six Months Ended December 31, 2017	415
Six Months Ended December 31, 2018	N/A
Included above, the following payment-in-kind interest from Edmentum was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2017	$153
Three Months Ended December 31, 2018	N/A
Six Months Ended December 31, 2017	302
Six Months Ended December 31, 2018	N/A
The following interest income recognized had not yet been paid by Edmentum to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$274
December 31, 2018	N/A
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

The following amounts were paid from First Tower to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended December 31, 2017	$1,301
Three Months Ended December 31, 2018	324
Six Months Ended December 31, 2017	3,211
Six Months Ended December 31, 2018	2,478
The following interest payments were accrued and paid from First Tower to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2017	$11,261
Three Months Ended December 31, 2018	13,917
Six Months Ended December 31, 2017	22,603
Six Months Ended December 31, 2018	27,879
Included above, the following payment-in-kind interest from First Tower was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2017	$—
Three Months Ended December 31, 2018	324
Six Months Ended December 31, 2017	869
Six Months Ended December 31, 2018	1,582
The following interest income recognized had not yet been paid by First Tower to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$4,703
December 31, 2018	151
The following managerial assistance payments were paid from First Tower to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2017	$—
Three Months Ended December 31, 2018	1,200
Six Months Ended December 31, 2017	—
Six Months Ended December 31, 2018	1,200
The following managerial assistance recognized had not yet been paid by First Tower to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2018	$600
December 31, 2018	—
The following amounts were due from First Tower to Prospect for reimbursement of expenses paid by Prospect on behalf of First Tower and were included by Prospect within other receivables:

June 30, 2018	$26
December 31, 2018	35
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
During six months ended December 31, 2018, Prospect purchased an additional $300 in membership interests in Freedom Marine to support its ongoing operations and liquidity needs.
The following managerial assistance recognized had not yet been paid by Freedom Marine to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2018	$825
December 31, 2018	975
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
During the six months ended December 31, 2018, Prospect purchased $14,000 of first lien Senior Secured Term Loan A/B from a third party. In addition, Prospect purchased $5,000 of first lien Senior Secured Term Loan D and transferred $31,558 from Senior Secured Term Loan B to Senior Secured Term Loan C.
The following interest payments were accrued and paid from InterDent to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2017	$—
Three Months Ended December 31, 2018	5,809
Six Months Ended December 31, 2017	—
Six Months Ended December 31, 2018	12,630
Included in the above, the following payment-in-kind interest from InterDent was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2017	$—
Three Months Ended December 31, 2018	4,307
Six Months Ended December 31, 2017	—
Six Months Ended December 31, 2018	8,457
The following interest income recognized had not yet been paid by InterDent to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$127
December 31, 2018	66
MITY, Inc.
Prospect owns 100% of the equity of MITY Holdings of Delaware Inc. (“MITY Delaware”), a Consolidated Holding Company. MITY Delaware holds 95.58% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”), with management of MITY owning the remaining 4.52% of the equity of MITY. MITY owns 100% of each of MITY-Lite, Inc. (“MITY-Lite”); Broda USA, Inc. (f/k/a Broda Enterprises USA, Inc.) (“Broda USA”); and Broda Enterprises ULC (“Broda Canada”). MITY is a designer, manufacturer and seller of multipurpose room furniture and specialty healthcare seating products.
During the three months ended December 31, 2016, Prospect formed a separate legal entity, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 96.88% of the equity, and MITY-Lite management owns the remaining portion.  MITY FSC does not have material operations.  This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholders based on pro-rata ownership.  During the six months ended December 31, 2018 and December 31, 2017, we received $201 and $1,094, respectively of such commission, which we recognized as other income.

On January 17, 2017, Prospect invested an additional $8,000 of Senior Secured Note A and $8,000 of Senior Secured Term Loan B debt investments in MITY to fund an acquisition. Prospect recognized structuring fee income of $480 from this additional investment.
The following interest payments were accrued and paid from MITY to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2017	$1,920
Three Months Ended December 31, 2018	1,952
Six Months Ended December 31, 2017	3,840
Six Months Ended December 31, 2018	3,876
Included in the above, the following payment-in-kind interest from MITY was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2017	$—
Three Months Ended December 31, 2018	845
Six Months Ended December 31, 2017	—
Six Months Ended December 31, 2018	1,056
The following interest income recognized had not yet been paid by MITY to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$—
December 31, 2018	21
The following interest payments were accrued and paid from Broda Canada to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2017	$148
Three Months Ended December 31, 2018	143
Six Months Ended December 31, 2017	299
Six Months Ended December 31, 2018	287
During the six months ended December 31, 2017, there was a favorable fluctuation in the foreign currency exchange rate and Prospect recognized $11 of realized gain related to its investment in Broda Canada. During the six months ended December 31, 2018, there was no realized gain related to its investment in Broda Canada.

The following managerial assistance payments were paid from MITY to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2017	$75
Three Months Ended December 31, 2018	75
Six Months Ended December 31, 2017	150
Six Months Ended December 31, 2018	150
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$75
December 31, 2018	150
The following amounts were due from MITY to Prospect for reimbursement of expenses paid by Prospect on behalf of MITY and included by Prospect within other receivables:

June 30, 2018	$51
December 31, 2018	16

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
On July 19, 2018, Prospect purchased additional common equity of NPRC through NPH for $6,921. NPRC utilized $138 of proceeds provided to pay a structuring fee to Prospect (which was recognized by Prospect as structuring fee income). NPRC utilized $6,697 of proceeds provided by Prospect to purchase a 90% interest in Falling Creek Holdings LLC. The remaining $86 was retained as working capital by NPRC. The minority interest holder purchased ownership interest in the JV for $744. The JV utilized the total proceeds, which included debt financing of $19,335, to acquire a $25,000 multi-family real estate asset. The remaining proceeds were used by the JV to pay $134 of structuring fees to NPRC, $709 of third party expenses, $430 of pre-funded capital expenditures, $312 of prepaid assets, and $191 was retained by the JV as working capital.
On September 20, 2018, Prospect purchased additional common equity of NPRC through NPH for $3,284. NPRC utilized $66 of proceeds provided to pay a structuring fee to Prospect (which was recognized by Prospect as structuring fee income). NPRC applied the remaining proceeds provided by Prospect to purchase $3,284 of additional ownership interest in a JV entity. The JV utilized the total proceeds, which included debt financing of $7,300, to acquire a $9,600 multi-family real estate asset. The remaining proceeds were used by the JV to pay $79 of structuring fees to NPRC, $277 of third party expenses, $20 of pre-funded capital expenditures, $482 of prepaid assets, and $126 was retained by the JV as working capital.

On October 19, 2018, Prospect purchased additional common equity of NPRC through NPH for $1,377. NPRC applied the proceeds to purchase $1,376 of additional ownership interest in multiple JV entities that own 9 multi-family properties and retained $1 as working capital. The minority interest holder also contributed $35 of additional capital in the JV entities. The proceeds were utilized by the JV entities to fund $1,411 of capital expenditures.

During the six months ended December 31, 2018, we provided $10,205 of equity financing to NPRC for the acquisition of real estate properties and $1,377 of equity financing to NPRC to fund capital expenditures for existing real estate properties.
During the six months ended December 31, 2018, we received partial repayments of $21,181 of our loans previously outstanding with NPRC and its wholly owned subsidiary and $15,000 as a return of capital on our equity investment in NPRC.

Effective December 31, 2018, we amended and restated the terms of our credit agreement with NPRC. As part of the amendment, we increased our investment through a New Term Loan A Secured Note (“New TLA”) in the aggregate principal amount of $433,553 and a New Term Loan B Secured Note (“New TLB”) in the aggregate principal amount of $205,000. NPRC utilized a portion of the proceeds from the New TLA and New TLB to repay the previously outstanding Senior Secured Term Loan A and Senior Secured Term Loan E. The remaining proceeds of $140,351 were returned to us as a return of capital, reducing our equity investment in NPRC.
During the six months ended December 31, 2018, we received $496 of an advisory fee related to the restructuring, which we recognized as other income.
The following dividends were declared and paid from NPRC to Prospect and recognized as dividend income by Prospect:

Three Months Ended December 31, 2017	$—
Three Months Ended December 31, 2018	9,000
Six Months Ended December 31, 2017	—
Six Months Ended December 31, 2018	20,000
All dividends were paid from earnings and profits of NPRC.

The following interest payments were accrued and paid by NPRC to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2017	$17,598
Three Months Ended December 31, 2018	19,954
Six Months Ended December 31, 2017	34,936
Six Months Ended December 31, 2018	40,352
The following interest income recognized had not yet been paid by NPRC to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$426
December 31, 2018	179
The following interest payments were accrued and paid by ACLLH to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2017	$816
Three Months Ended December 31, 2018	—
Six Months Ended December 31, 2017	2,618
Six Months Ended December 31, 2018	—
The following interest payments were accrued and paid by ACLL to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2017	$5,188
Three Months Ended December 31, 2018	—
Six Months Ended December 31, 2017	9,391
Six Months Ended December 31, 2018	—
The following net operating income/revenue interest payments were paid from NPRC to Prospect and recognized by Prospect as other income:

Three Months Ended December 31, 2017	$1,554
Three Months Ended December 31, 2018	1,935
Six Months Ended December 31, 2017	3,132
Six Months Ended December 31, 2018	3,598

The following structuring fees were paid from NPRC to Prospect and recognized by Prospect as other income:

Three Months Ended December 31, 2017	$768
Three Months Ended December 31, 2018	13,141
Six Months Ended December 31, 2017	781
Six Months Ended December 31, 2018	13,765
The following structuring fees were paid from ACLLH to Prospect and recognized by Prospect as other income:

Three Months Ended December 31, 2017	$—
Three Months Ended December 31, 2018	—
Six Months Ended December 31, 2017	288
Six Months Ended December 31, 2018	—
The following managerial assistance payments were paid from NPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2017	$325
Three Months Ended December 31, 2018	525
Six Months Ended December 31, 2017	650
Six Months Ended December 31, 2018	1,050
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$525
December 31, 2018	525
The following payments were paid from NPRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to NPRC (no direct income was recognized by Prospect, but Prospect was able to recognize these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2017	$314
Three Months Ended December 31, 2018	93
Six Months Ended December 31, 2017	1,151
Six Months Ended December 31, 2018	225
The following amounts were due from NPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of NPRC and included by Prospect within other receivables:

June 30, 2018	$286
December 31, 2018	84
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
On May 31, 2017, Prospect made an additional equity investment totaling $1,889, and Prospect’s ownership in Nationwide did not change.

On October 31, 2017, Prospect made an additional equity investment totaling $3,779, and Prospect’s ownership in Nationwide did not change.
The following dividends were declared and paid from Nationwide to Prospect and recognized as dividend income by Prospect:

Three Months Ended December 31, 2017	$—
Three Months Ended December 31, 2018	165
Six Months Ended December 31, 2017	—
Six Months Ended December 31, 2018	165
All dividends were paid from earnings and profits of Nationwide.
The following interest payments were accrued and paid from Nationwide to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2017	$875
Three Months Ended December 31, 2018	897
Six Months Ended December 31, 2017	1,737
Six Months Ended December 31, 2018	1,787
Included above, the following payment-in-kind interest from Nationwide was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2017	$151
Three Months Ended December 31, 2018	444
Six Months Ended December 31, 2017	295
Six Months Ended December 31, 2018	444
The following interest income recognized had not yet been paid by Nationwide to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$—
December 31, 2018	10
The following managerial assistance payments were paid from Nationwide to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2017	$100
Three Months Ended December 31, 2018	100
Six Months Ended December 31, 2017	200
Six Months Ended December 31, 2018	200
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$100
December 31, 2018	100
The following amounts were due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide and included by Prospect within other receivables:

June 30, 2018	$15
December 31, 2018	4

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
The following amounts were paid from Armed Forces to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended December 31, 2017	$—
Three Months Ended December 31, 2018	—
Six Months Ended December 31, 2017	—
Six Months Ended December 31, 2018	1,000
The following interest payments were accrued and paid from NMMB to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2017	$133
Three Months Ended December 31, 2018	133
Six Months Ended December 31, 2017	266
Six Months Ended December 31, 2018	267
The following interest income recognized had not yet been paid by NMMB to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$1
December 31, 2018	1
The following interest payments were accrued and paid from Armed Forces to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2017	$247
Three Months Ended December 31, 2018	140
Six Months Ended December 31, 2017	493
Six Months Ended December 31, 2018	316
The following interest income recognized had not yet been paid by Armed Forces to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$2
December 31, 2018	2
The following managerial assistance payments were paid from NMMB to Prospect and subsequently remitted to Prospect
Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2017	$100
Three Months Ended December 31, 2018	100
Six Months Ended December 31, 2017	200
Six Months Ended December 31, 2018	200
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$100
December 31, 2018	100

The following managerial assistance recognized had not yet been paid by NMMB to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2018	$1,288
December 31, 2018	—
The following amounts were due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB and were included by Prospect within other receivables:

June 30, 2018	$4
December 31, 2018	2
Pacific World Corporation
On May 29, 2018, Prospect exercised its rights and remedies under its loan documents to exercise the shareholder voting rights in respect of the stock of Pacific World Corporation (“Pacific World”) and to appoint a new Board of Directors of Pacific World. As a result, as of June 30, 2018, Prospect’s investment in Pacific World is classified as a control investment.
On June 15, 2018, we made a $15,000 convertible preferred equity investment in Pacific World.
During the six months ended December 31, 2018, we made a $5,000 revolver draw in Pacific World.
The following amounts were paid from Pacific World to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended December 31, 2017	—
Three Months Ended December 31, 2018	5,000
Six Months Ended December 31, 2017	—
Six Months Ended December 31, 2018	5,250
Since assuming control, the following interest payments were accrued and paid from Pacific World to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2017	N/A
Three Months Ended December 31, 2018	922
Six Months Ended December 31, 2017	N/A
Six Months Ended December 31, 2018	3,253
The following interest income recognized had not yet been paid by Pacific World to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$270
December 31, 2018	33
The following amounts were due from Pacific World to Prospect for reimbursement of expenses paid by Prospect on behalf of Pacific World and were included by Prospect within other receivables:

June 30, 2018	$—
December 31, 2018	—
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
The following interest payments were accrued and paid from R-V to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2017	$742
Three Months Ended December 31, 2018	826
Six Months Ended December 31, 2017	1,479
Six Months Ended December 31, 2018	1,628
The following managerial assistance payments were paid from R-V to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2017	$45
Three Months Ended December 31, 2018	45
Six Months Ended December 31, 2017	90
Six Months Ended December 31, 2018	90
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$45
December 31, 2018	45
The following payments were paid from R-V to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to R-V (no direct income was recognized by Prospect, but Prospect was able to recognize these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended December 31, 2017	$—
Three Months Ended December 31, 2018	—
Six Months Ended December 31, 2017	2
Six Months Ended December 31, 2018	—
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

In June 2018, SB Forging Company II, Inc. received escrow proceeds of $2,050 related to the sale. The escrow proceeds and $752 of excess cash held at SB Forging Company II, Inc. were subsequently distributed to Prospect Administration and offset amounts Due to Prospect Administration in our Consolidated Statement of Assets and Liabilities as of December 31, 2018. In connection with the liquidation of our investment, we recorded a realized gain of $2,802 in our Consolidated Statement of Operations for the three months ended December 31, 2018.

Universal Turbine Parts, LLC

On December 10, 2018, Prospect purchased all of the voting stock of Universal Turbine Parts, LLC (“UTP”) and appointed a new Board of Directors to UTP, including three Prospect employees.  As a result of the purchase, Prospect’s investment in UTP is classified as a control investment.

After assuming control, the following amounts were paid from UTP to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended December 31, 2017	N/A
Three Months Ended December 31, 2018	162
Six Months Ended December 31, 2017	N/A
Six Months Ended December 31, 2018	162
After assuming control, the following interest payments were accrued and paid from UTP to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2017	N/A
Three Months Ended December 31, 2018	654
Six Months Ended December 31, 2017	N/A
Six Months Ended December 31, 2018	654

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

During the six months ended December 31, 2018, Prospect provided additional $3,500 debt financing to USES and its subsidiaries in the form of additional Term Loan A debt.

The following managerial assistance recognized had not yet been paid by USES to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2018	$625
December 31, 2018	775
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
During the six months ended December 31, 2018, Prospect provided $5,100 of additional debt financing to Valley Electric.
The following dividends were declared and paid from Valley Electric to Prospect and recognized as dividend income by Prospect:

Three Months Ended December 31, 2017	$—
Three Months Ended December 31, 2018	4,000
Six Months Ended December 31, 2017	—
Six Months Ended December 31, 2018	7,500
The following interest payments were accrued and paid from Valley Electric to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2017	$1,211
Three Months Ended December 31, 2018	1,487
Six Months Ended December 31, 2017	2,396
Six Months Ended December 31, 2018	2,806
Included above, the following payment-in-kind interest from Valley Electric was capitalized and recognized by Prospect as interest income:

Three Months Ended December 31, 2017	$556
Three Months Ended December 31, 2018	—
Six Months Ended December 31, 2017	1,103
Six Months Ended December 31, 2018	—
The following interest income recognized had not yet been paid by Valley Electric to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$14
December 31, 2018	17

The following interest payments were accrued and paid from Valley to Prospect and recognized by Prospect as interest income:

Three Months Ended December 31, 2017	$280
Three Months Ended December 31, 2018	274
Six Months Ended December 31, 2017	560
Six Months Ended December 31, 2018	560
The following interest income recognized had not yet been paid by Valley to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$3
December 31, 2018	3
The following net operating income interest payments were paid from Valley Electric to Prospect and recognized by Prospect as other income:

Three Months Ended December 31, 2017	$—
Three Months Ended December 31, 2018	169
Six Months Ended December 31, 2017	—
Six Months Ended December 31, 2018	319
The following structuring fees were paid from Valley Electric to Prospect and recognized by Prospect as other income:

Three Months Ended December 31, 2017	$—
Three Months Ended December 31, 2018	153
Six Months Ended December 31, 2017	—
Six Months Ended December 31, 2018	153
The following managerial assistance payments were paid from Valley to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended December 31, 2017	$75
Three Months Ended December 31, 2018	150
Six Months Ended December 31, 2017	150
Six Months Ended December 31, 2018	225
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$75
December 31, 2018	75
The following amounts were due from Valley to Prospect for reimbursement of expenses paid by Prospect on behalf of Valley and were included by Prospect within other receivables:

June 30, 2018	$3
December 31, 2018	1

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
During the six months ended December 31, 2018, Wolf Energy Services received $58 from the sale of assets.
The following managerial assistance recognized had not yet been paid by Wolf Energy to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2018	$41
December 31, 2018	14
The following amounts were due from Wolf Energy to Prospect for reimbursement of expenses paid by Prospect on behalf of Wolf Energy and were included by Prospect within other receivables:

June 30, 2018	$41
December 31, 2018	—

Note 15. Litigation
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of December 31, 2018.

Note 16. Financial Highlights
The following is a schedule of financial highlights for the three and six months ended December 31, 2018 and December 31, 2017:

	Three Months Ended December 31,			Six Months Ended December 31,
	2018	2017		2018	2017
Per Share Data
Net asset value at beginning of period	$9.39	$9.12		$9.35	$9.32
Net investment income(1)	0.22	0.20		0.45	0.38
Net realized and change in unrealized (losses) gains(1)	(0.40)	0.14		(0.41)	(0.01)
Net increase from operations	(0.18)	0.34		0.04	0.37
Distributions of net investment income	(0.18)	(0.18)		(0.36)	(0.41)
Common stock transactions(2)	(0.01)	—	(4)	(0.01)	—	(4)
Net asset value at end of period	$9.02	$9.28		$9.02	$9.28

Per share market value at end of period	$6.31	$6.74		$6.31	$6.74
Total return based on market value(3)	(11.54%)	3.01%		(0.90%)	(11.82%)
Total return based on net asset value(3)	(1.29%)	4.51%		1.67%	5.78%
Shares of common stock outstanding at end of period	366,055,966	360,980,752		366,055,966	360,980,752
Weighted average shares of common stock outstanding	365,591,722	360,473,705		365,187,429	360,322,770

Ratios/Supplemental Data
Net assets at end of period	$3,303,175	$3,348,412		$3,303,175	$3,348,412
Portfolio turnover rate	2.78%	13.30%		3.77%	17.01%
Annualized ratio of operating expenses to average net assets	12.72%	10.76%		11.97%	11.06%
Annualized ratio of net investment income to average net assets	9.60%	8.83%		9.82%	8.23%

The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2018:

	Year Ended June 30,
	2018	2017		2016	2015	2014
Per Share Data
Net asset value at beginning of year	$9.32	$9.62		$10.31	$10.56	$10.72
Net investment income(1)	0.79	0.85		1.04	1.03	1.19
Net realized and change in unrealized gains (losses)(1)	0.04	(0.15)		(0.75)	(0.05)	(0.13)
Net increase from operations	0.83	0.70		0.29	0.98	1.06
Distributions of net investment income	(0.77)	(1.00)		(1.00)	(1.19)	(1.32)
Common stock transactions(2)	(0.03)	—	(4)	0.02	(0.04)	0.10
Net asset value at end of year	$9.35	$9.32		$9.62	$10.31	$10.56

Per share market value at end of year	$6.71	$8.12		$7.82	$7.37	$10.63
Total return based on market value(3)	(7.42%)	16.80%		21.84%	(20.84%)	10.88%
Total return based on net asset value(3)	12.39%	8.98%		7.15%	11.47%	10.97%
Shares of common stock outstanding at end of year	364,409,938	360,076,933		357,107,231	359,090,759	342,626,637
Weighted average shares of common stock outstanding	361,456,075	358,841,714		356,134,297	353,648,522	300,283,941

Ratios/Supplemental Data
Net assets at end of year	$3,407,047	$3,354,952		$3,435,917	$3,703,049	$3,618,182
Portfolio turnover rate	30.70%	23.65%		15.98%	21.89%	15.21%
Ratio of operating expenses to average net assets	11.08%	11.57%		11.95%	11.66%	11.11%
Ratio of net investment income to average net assets	8.57%	8.96%		10.54%	9.87%	11.18%

(1)	Per share data amount is based on the weighted average number of common shares outstanding for the year/period presented (except for dividends to shareholders which is based on actual rate per share).

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

(4)	Amount is less than $0.01.

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ending June 30, 2019.

	Investment Income		Net Investment Income		Net Realized and Unrealized (Losses) Gains			Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)		Total	Per Share (1)
September 30, 2016	$179,832	$0.50	$78,919	$0.22	$2,447	$0.01		$81,366	$0.23
December 31, 2016	183,480	0.51	84,405	0.24	16,475	0.04		100,880	0.28
March 31, 2017	171,032	0.48	73,080	0.20	(53,588)	(0.15)		19,492	0.05
June 30, 2017	166,702	0.46	69,678	0.19	(18,510)	(0.05)		51,168	0.14

September 30, 2017	$158,579	$0.44	$63,732	$0.18	$(51,759)	$(0.15)		$11,973	$0.03
December 31, 2017	162,400	0.45	73,192	0.20	48,535	0.14		121,727	0.34
March 31, 2018	162,835	0.45	70,446	0.19	(18,587)	(0.04)		51,859	0.14
June 30, 2018	174,031	0.48	79,480	0.22	34,823	0.09		114,304	0.31

September 30, 2018	$180,422	$0.49	$85,159	$0.23	$(1,364)	$—	(2)	$83,795	$0.23
December 31, 2018	187,883	0.51	80,811	0.22	(148,200)	(0.40)		(67,389)	(0.18)

(1)
Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

(2)	Amount is less than $0.01.
Note 18. Subsequent Events
During the period from January 1, 2019 through February 6, 2019 we issued $12,546 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $12,346.
During the period from January 1, 2019 through February 6, 2019, we issued $2,171 in aggregate principal amount of our 2024 Notes for net proceeds of $2,142.
On January 4, 2019, we repurchased $2,000 in aggregate principal amount of our 2020 Notes at a price of 99.375, including commission.

Pursuant to notice to call provided on December 14, 2018, we redeemed $23,986 of our Prospect Capital InterNotes® at par maturing on July 15, 2020, with a weighted average rate of 4.71%. Settlement of the call occurred on January 15, 2019.

During the period from January 23, 2019 to January 30, 2019, we sold $37,000, or 13.64%, of the outstanding principal balance of the senior secured note investment in Broder Bros., Co.

On February 6, 2019, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.06 per share for February 2019 to holders of record on February 28, 2019 with a payment date of March 21, 2019.

•	$0.06 per share for March 2019 to holders of record on March 29, 2019 with a payment date of April 18, 2019.

•	$0.06 per share for April 2019 to holders of record on April 30, 2019 with a payment date of May 23, 2019.

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
We consolidate certain of our wholly-owned and substantially wholly-owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements and are collectively referred to as the “Consolidated Holding Companies”: APH Property Holdings, LLC (“APH”); Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”); CCPI Holdings Inc.; CP Holdings of Delaware LLC (“CP Holdings”); Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC (“First Tower Delaware”); MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc. (“NMMB Holdings”); NPH Property Holdings, LLC (“NPH”); STI Holding, Inc.; UPH Property Holdings, LLC (“UPH”); UTP Holdings Group Inc. (f/k/a Harbortouch Holdings of Delaware Inc.); Valley Electric Holdings I, Inc.; Valley Electric Holdings II, Inc.; and Wolf Energy Holdings Inc. (“Wolf Energy Holdings”). On October 10, 2014, concurrent with the sale of the operating company, our ownership increased to 100% of the outstanding equity of ARRM Services, Inc., which was renamed SB Forging Company, Inc. (“SB Forging”). As such, we began consolidating SB Forging on October 11, 2014. Effective May 23, 2016, in connection with the merger of American Property REIT Corp. (“APRC”) and United Property REIT Corp. (“UPRC”) with and into National Property REIT Corp. (“NPRC”), APH and UPH merged with and into NPH, and were dissolved. Effective April 6, 2018, Arctic Equipment merged with and into CP Energy Services, Inc. (“CP Energy”), a substantially wholly-owned subsidiary of CP Holdings, with CP Energy continuing as the surviving entity.
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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of December 31, 2018, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $2,381,352 and $2,432,766, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. We consolidate all wholly-owned and substantially wholly-owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
Second Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended December 31, 2018, we acquired $164,114 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $45,590, funded $6,567 of revolver advances, and recorded paid in kind (“PIK”) interest of $9,981, resulting in gross investment originations of $226,252. During the three months ended December 31, 2018, we received full repayments on 3 investments and received several partial prepayments and amortization payments totaling $163,502.

Debt Issuances and Redemptions
During the three months ended December 31, 2018, we increased total commitments to our revolving credit facility (the “Revolving Credit Facility”) for PCF by $225,000 to $1,020,000 in the aggregate.

During the three months ended December 31, 2018, we redeemed $70,072 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.86% in order to replace shorter maturity debt with longer-term debt, and repaid $2,985 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® for the three months ended December 31, 2018 was $456.
During the three months ended December 31, 2018, we issued $29,829 aggregate principal amount of Prospect Capital InterNotes® with a stated and weighted average interest rate of 5.86%, to extend our borrowing base. The newly issued notes mature between October 15, 2023 and November 15, 2028 and generated net proceeds of $29,346.
On November 28, 2018, we issued $50,000 aggregate principal amount of unsecured notes that mature on June 15, 2029 (the “2029 Notes”). The 2029 Notes bear interest at a rate of 6.875% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning March 15, 2019. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts and offering costs, were $48,057.
Equity Issuances
On October 18, 2018, November 21, 2018, and December 20, 2018, we issued 255,850, 263,350, and 311,627 shares of our common stock in connection with the dividend reinvestment plan, respectively.

Investment Holdings
As of December 31, 2018, we continue to pursue our investment strategy. At December 31, 2018, we have $5,842,570, or 176.9%, of our net assets invested in 139 long-term portfolio investments and CLOs.
During the six months ended December 31, 2018, we originated $480,894 of new investments, primarily composed of $419,326 of debt and equity financing to non-controlled portfolio investments and $61,568 of debt and equity financing to controlled investments. Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans, though we also continue to close select junior debt and equity investments. Our annualized current yield was 13.1% and 13.0% as of December 31, 2018 and June 30, 2018, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 10.7% and 10.5% as of December 31, 2018 and June 30, 2018, respectively, across all investments. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
We are a non-diversified company within the meaning of the 1940 Act. As required by the 1940 Act, we classify our investments by level of control. As defined in the 1940 Act, “Control Investments” are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses or has the right to acquire within 60 days or less, a beneficial ownership of 25% or more of the voting securities of an investee company. Under the 1940 Act, “Affiliate Investments” are defined by a lesser degree of influence and are deemed to exist through the possession outright or via the right to acquire within 60 days or less, beneficial ownership of 5% or more of the outstanding voting securities of another person. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. As of December 31, 2018, we own controlling interests in the following portfolio companies: CCPI Inc. (“CCPI”); CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC) (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); R-V Industries, Inc.; SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company) (“Gulfco”); Universal Turbine Parts, LLC (“UTP”); USES Corp. (“USES”); Valley Electric Company, Inc. (“Valley Electric”); and Wolf Energy, LLC (“Wolf Energy”). As of December 31, 2018, we also own affiliated interests in Nixon, Inc. (“Nixon”), Targus Cayman HoldCo Limited (“Targus”), Edmentum Ultimate Holdings, LLC (“Edmentum”) and United Sporting Companies, Inc. (“USC”).
The following shows the composition of our investment portfolio by level of control as of December 31, 2018 and June 30, 2018:

	December 31, 2018				June 30, 2018
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$2,381,352	39.1%	$2,432,766	41.6%	$2,300,526	39.5%	$2,404,326	42.0%
Affiliate Investments	176,997	2.9%	91,861	1.6%	55,637	0.9%	58,436	1.0%
Non-Control/Non-Affiliate Investments	3,538,047	58.0%	3,317,943	56.8%	3,475,295	59.6%	3,264,517	57.0%
Total Investments	$6,096,396	100.0%	$5,842,570	100.0%	$5,831,458	100.0%	$5,727,279	100.0%

The following shows the composition of our investment portfolio by type of investment as of December 31, 2018 and June 30, 2018:

	December 31, 2018				June 30, 2018
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Revolving Line of Credit	$28,597	0.5%	$28,508	0.5%	$38,659	0.7%	$38,559	0.7%
Senior Secured Debt	2,860,986	47.0%	2,670,438	45.7%	2,602,018	44.6%	2,481,353	43.3%
Subordinated Secured Debt	1,437,437	23.6%	1,347,359	23.1%	1,318,028	22.6%	1,260,525	22.0%
Subordinated Unsecured Debt	38,879	0.6%	26,033	0.4%	38,548	0.7%	32,945	0.6%
Small Business Loans	—	—%	—	—%	30	—%	17	—%
CLO Debt	44,783	0.7%	47,636	0.8%	6,159	0.1%	6,159	0.1%
CLO Residual Interest	1,097,830	18.0%	889,491	15.2%	1,096,768	18.8%	954,035	16.7%
Preferred Stock	92,346	1.5%	80,525	1.4%	92,346	1.6%	75,986	1.3%
Common Stock	301,596	4.9%	401,165	6.9%	445,364	7.6%	517,858	9.0%
Membership Interest	193,942	3.2%	251,923	4.3%	193,538	3.3%	257,799	4.5%
Participating Interest(1)	—	—%	98,541	1.7%	—	—%	101,126	1.8%
Escrow Receivable	—	—%	951	—%	—	—%	917	—%
Total Investments	$6,096,396	100.0%	$5,842,570	100.0%	$5,831,458	100.0%	$5,727,279	100.0%

(1)	Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.
The following shows our investments in interest bearing securities by type of investment as of December 31, 2018 and June 30, 2018:

	December 31, 2018				June 30, 2018
Type of Investment	Cost	%	Fair Value	%	Cost	%	Fair Value	%
First Lien	$2,887,811	52.5%	$2,697,174	53.8%	$2,632,843	51.6%	$2,512,078	52.6%
Second Lien	1,439,209	26.1%	1,349,131	26.9%	1,325,862	26.0%	1,268,359	26.6%
Unsecured	38,879	0.7%	26,033	0.5%	38,548	0.8%	32,945	0.7%
Small Business Loans	—	—%	—	—%	30	—%	17	—%
CLO Debt	44,783	0.8%	47,636	1.0%	6,159	0.1%	6,159	0.1%
CLO Residual Interest	1,097,830	19.9%	889,491	17.8%	1,096,768	21.5%	954,035	20.0%
Total Interest Bearing Investments	$5,508,512	100.0%	$5,009,465	100.0%	$5,100,210	100.0%	$4,773,593	100.0%

The following shows the composition of our investment portfolio by geographic location as of December 31, 2018 and June 30, 2018:

	December 31, 2018				June 30, 2018
Geographic Location	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Canada	$5,974	0.1%	$5,957	0.1%	$16,809	0.3%	$17,816	0.3%
Cayman Islands	1,142,613	18.7%	937,127	16.0%	1,102,927	18.9%	960,194	16.8%
France	12,654	0.2%	12,654	0.2%	12,490	0.2%	12,334	0.2%
MidAtlantic US	552,002	9.1%	550,624	9.4%	410,644	7.0%	410,644	7.2%
Midwest US	412,820	6.8%	496,882	8.5%	395,622	6.8%	413,758	7.2%
Northeast US	716,996	11.8%	773,472	13.2%	677,204	11.6%	701,851	12.3%
Northwest US	108,317	1.8%	128,560	2.2%	103,906	1.8%	90,288	1.6%
Puerto Rico	81,306	1.3%	79,496	1.4%	84,713	1.5%	83,507	1.5%
Southeast US	1,233,827	20.2%	1,353,239	23.2%	1,243,430	21.3%	1,524,379	26.6%
Southwest US	718,372	11.8%	595,323	10.2%	723,038	12.4%	599,914	10.4%
Western US	1,111,515	18.2%	909,236	15.6%	1,060,675	18.2%	912,594	15.9%
Total Investments	$6,096,396	100.0%	$5,842,570	100.0%	$5,831,458	100.0%	$5,727,279	100.0%
The following shows the composition of our investment portfolio by industry as of December 31, 2018 and June 30, 2018:

	December 31, 2018				June 30, 2018
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$73,561	1.2%	$91,820	1.6%	$69,837	1.2%	$82,278	1.4%
Air Freight & Logistics	12,316	0.2%	12,316	0.2%	—	—%	—	—%
Auto Components	25,409	0.4%	25,409	0.4%	12,681	0.2%	12,887	0.2%
Building Products	19,830	0.3%	19,249	0.3%	9,905	0.2%	10,000	0.2%
Capital Markets	21,534	0.4%	21,673	0.4%	19,799	0.3%	20,000	0.3%
Commercial Services & Supplies	363,530	6.0%	295,991	5.2%	386,187	6.6%	330,024	5.8%
Communications Equipment	47,877	0.8%	47,171	0.8%	39,860	0.7%	40,000	0.7%
Construction & Engineering	69,515	1.1%	89,758	1.5%	64,415	1.1%	50,797	0.9%
Consumer Finance	474,805	7.8%	561,200	9.6%	485,381	8.3%	586,978	10.2%
Distributors	300,824	4.9%	215,541	3.7%	470,750	8.1%	402,465	7.0%
Diversified Consumer Services	149,218	2.4%	136,544	2.4%	173,695	3.0%	163,152	2.8%
Diversified Telecommunication Services	24,567	0.4%	24,567	0.4%	—	—%	—	—%
Electronic Equipment, Instruments & Components	39,776	0.8%	53,936	1.0%	54,805	0.9%	62,964	1.1%
Energy Equipment & Services	261,397	4.3%	174,014	3.0%	257,371	4.4%	170,574	3.0%
Entertainment	43,267	0.7%	43,314	0.7%	—	—%	—	—%
Equity Real Estate Investment Trusts (REITs)	496,440	8.1%	805,752	13.8%	499,858	8.6%	811,915	14.2%
Food Products	34,709	0.7%	34,478	0.7%	9,884	0.2%	9,886	0.2%
Health Care Equipment & Supplies	42,412	0.7%	40,926	0.7%	43,279	0.7%	43,279	0.8%
Health Care Providers & Services	475,938	7.8%	453,888	7.8%	421,198	7.2%	404,130	7.1%
Hotels & Personal Products	—	—%	—	—%	24,938	0.4%	24,938	0.4%
Hotels, Restaurants & Leisure	36,921	0.6%	36,857	0.6%	37,295	0.6%	37,295	0.6%
Household Products	24,813	0.4%	24,813	0.4%	—	—%	—	—%
Household Durables	38,660	0.6%	36,656	0.6%	42,539	0.7%	41,623	0.7%
Insurance	2,987	—%	2,899	—%	2,986	0.1%	2,986	0.1%
Interactive Media & Services	48,449	0.8%	48,449	0.8%	—	—%	—	—%
Internet & Direct Marketing Retail	—	—%	—	—%	39,813	0.7%	39,813	0.7%
Internet Software & Services	—	—%	—	—%	229,717	4.0%	229,791	4.0%
IT Services	304,435	5.0%	304,169	5.2%	182,183	3.1%	182,578	3.2%
Leisure Products	40,454	0.7%	40,537	0.7%	45,531	0.8%	45,626	0.8%

	December 31, 2018				June 30, 2018
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Machinery	35,488	0.6%	24,670	0.4%	35,488	0.6%	31,886	0.6%
Media	154,078	2.5%	152,574	2.6%	143,063	2.5%	140,365	2.4%
Online Lending	305,949	5.0%	210,707	3.6%	327,159	5.6%	243,078	4.2%
Paper & Forest Products	11,345	0.2%	11,345	0.2%	11,328	0.2%	11,226	0.2%
Personal Products	228,325	3.7%	132,530	2.3%	228,575	3.9%	165,020	2.9%
Pharmaceuticals	11,883	0.2%	12,000	0.2%	11,882	0.2%	12,000	0.2%
Professional Services	186,666	3.1%	188,783	3.2%	74,272	1.3%	76,991	1.3%
Real Estate Management & Development	41,370	0.7%	41,370	0.7%	41,860	0.7%	41,860	0.7%
Software	69,455	1.1%	69,302	1.2%	66,435	1.1%	67,265	1.2%
Technology Hardware, Storage & Peripherals	12,392	0.2%	12,114	0.2%	12,384	0.2%	12,500	0.2%
Textiles, Apparel & Luxury Goods	317,709	5.2%	329,764	5.6%	46,429	0.8%	60,220	1.1%
Tobacco	14,405	0.2%	14,405	0.2%	14,392	0.3%	14,392	0.3%
Trading Companies & Distributors	63,538	1.0%	36,832	0.6%	63,863	1.1%	56,199	1.0%
Transportation Infrastructure	27,536	0.5%	27,120	0.5%	27,494	0.5%	28,104	0.5%
Subtotal	$4,953,783	81.3%	$4,905,443	84.0%	$4,728,531	81.1%	$4,767,085	83.2%
Structured Finance(1)	$1,142,613	18.7%	$937,127	16.0%	$1,102,927	18.9%	$960,194	16.8%
Total Investments	$6,096,396	100.0%	$5,842,570	100.0%	$5,831,458	100.0%	$5,727,279	100.0%
(1) Our CLO investments do not have industry concentrations and as such have been separated in the table above.
Portfolio Investment Activity
During the six months ended December 31, 2018, we acquired $209,041 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $245,980, funded $6,567 of revolver advances, and recorded PIK interest of $19,306, resulting in gross investment originations of $480,894. The more significant of these transactions are briefly described below.
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
During the period from July 19, 2018 through December 31, 2018, we provided $10,205 of equity financing to NPRC for the acquisition of real estate properties and $1,377 of equity financing to NPRC to fund capital expenditures for existing real estate properties.
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
On October 10, 2018, we made a $25,000 Second Lien Term Loan investment in 8th Avenue Food & Provisions, Inc., a private food brands provider and manufacturer of peanut and other nut butters, pasta and healthy snacks. The second lien term loan bears interest at LIBOR plus 7.75% and has a final maturity of October 1, 2026.
On October 12, 2018, we made a $35,000 Second Lien Term Loan investment in CCS-CMGC Holdings, Inc., a leading provider of outsourced correctional healthcare and behavioral healthcare solutions for government customers. The second lien term loan bears interest at LIBOR plus 9.0% and has a final maturity of October 1, 2026.
On October 25, 2018, we made a $12,500 Second Lien Term Loan investment in GlobalTranz Enterprises, Inc., a technology-enabled third-party logistics provider of transportation services, including full truckload, less-than-truckload, expedited (air), and intermodal services, along with logistics services and supply chain management solutions. The second lien term loan bears interest at LIBOR plus 8.00% and has a final maturity of October 16, 2026.
On December 4, 2018, we made a $25.0 million Second Lien Term Loan investment in Global Tel*Link Corporation, a leading provider of integrated technology solutions used by inmates, investigators, and administrators in the U.S. corrections industry. The Second Lien Term Loan bears interest at LIBOR plus 8.25% and has a final maturity of November 29, 2026.
On December 7, 2018, we made a new $50,000 Second Lien Term Loan investment in Rocket Software, Inc., a global provider of infrastructure software with over 16,000 global corporate customers across a variety of industries in over 80 countries. The Second Lien Term Loan bears interest at LIBOR plus 8.25% and has a final maturity of November 27, 2026.
On December 7, 2018, we made additional $12,000 of Senior Secured Term Loan A and $12,000 of Senior Secured Term Loan B investments in MRP Holdco, Inc. to support an acquisition.
On December 7, 2018, we made an investment of $2,655 to refinance and extend our 90.54% ownership of the subordinated notes in Symphony CLO XV, Ltd. In addition to the equity injection, we made an investment of $11,400 to purchase the single-B rated debt tranche of Symphony CLO XV, Ltd.
On December 10, 2018, Prospect purchased all of the voting stock of Universal Turbine Parts, LLC (“UTP”) and appointed a new Board of Directors to UTP, including three Prospect employees.  As a result of the purchase, Prospect’s investment in UTP is classified as a control investment.
During the six months ended December 31, 2018, we received full repayments on six investments and received several partial prepayments and amortization payments totaling $220,110, which resulted in net realized gains totaling $4,034. The more significant of these transactions are briefly described below.
On September 7, 2018, CURO Financial Technologies Corp. fully repaid the $10,896 Senior Secured Note receivable to us.
On October 1, 2018, Fleetwash, Inc. fully repaid the $21,544 Senior Secured Term Loan B receivable to us.
On October 18, 2018, ATS Consolidated, Inc. fully repaid the $15,000 Second Lien Term Loan receivable to us.
On November 28, 2018, Rocket Software, Inc. fully repaid the $50,000 Second Lien Term Loan receivable to us.

The following table provides a summary of our investment activity for each quarter within the three years ending June 30, 2019:

Quarter Ended	Acquisitions(1)	Dispositions(2)
September 30, 2016	347,150	114,331
December 31, 2016	469,537	644,995
March 31, 2017	449,607	302,513
June 30, 2017	223,176	352,043
September 30, 2017	222,151	310,894
December 31, 2017	738,737	1,041,126
March 31, 2018	429,928	116,978
June 30, 2018	339,841	362,287
September 30, 2018	254,642	56,608
December 31, 2018	226,252	163,502

(1)	Includes investments in new portfolio companies, follow-on investments in existing portfolio companies, refinancings and PIK interest.

(2)	Includes sales, scheduled principal payments, prepayments and refinancings.
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $5,842,570.
Our portfolio companies are generally lower middle market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.

Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Several of our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the six months ended December 31, 2018.
Credit Central Loan Company, LLC
Prospect owns 100% of the equity of Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a Consolidated Holding Company. Credit Central Delaware owns 98.26% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of December 31, 2018 and June 30, 2018, with entities owned by Credit Central management owning the remaining 1.74% of the equity. Credit Central is a branch-based provider of installment loans.
The fair value of our investment in Credit Central decreased to $68,861 as of December 31, 2018, representing a premium of $4,950 to its amortized cost basis, compared to a fair value of $76,677 as of June 30, 2018, representing a premium of $15,450 to its amortized cost basis. The decrease in fair value was driven by a decline in comparable public company trading multiples and in Credit Central’s financial performance.
National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly-owned subsidiaries, NPRC invests in online consumer loans. Effective May 23, 2016, APRC and UPRC merged with and into NPRC, to consolidate all of our real estate holdings, with NPRC as the surviving entity. As of December 31, 2018, we own 100% of the fully-diluted common equity of NPRC.
During the six months ended December 31, 2018, we provided $10,205 of equity financing to NPRC for the acquisition of real estate properties and $1,377 of equity financing to NPRC to fund capital expenditures for existing real estate properties. In addition, we received partial repayments of $21,181 of our loans previously outstanding with NPRC and its wholly owned subsidiary and $15,000 as a return of capital on our equity investment in NPRC.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of December 31, 2018, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 42,206 individual loans and residual interest in four securitizations, and had an aggregate fair value of $244,239. The average outstanding individual loan balance is approximately $5 and the loans mature on dates ranging from January 1, 2019 to April 19, 2025 with a weighted-average outstanding term of 25 months as of December 31, 2018. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 23.8%. As of December 31, 2018, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $210,707.
As of December 31, 2018, based on outstanding principal balance, 7.5% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 20.7% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 71.8% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$14,681	$14,254	4.0% - 24.1%	12.5%
Prime	40,595	38,015	4.0% - 36.0%	17.2%
Near Prime	140,988	128,809	6.0% - 36.0%	26.8%
*Weighted by outstanding principal balance of the online consumer loans.

As of December 31, 2018, our investment in NPRC and its wholly-owned subsidiaries had an amortized cost of $802,389 and a fair value of $1,016,459, including our investment in online consumer lending as discussed above. As of December 31, 2018, our investment in NPRC and its wholly-owned subsidiaries relating to the real estate portfolio had a fair value of $805,752. This portfolio was comprised of forty-three multi-families properties, twelve self-storage units, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of December 31, 2018.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	20,102
3	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	9,570
4	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	174,302
5	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,375
6	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,845
7	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,700
8	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,550
9	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	14,092
10	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,205
11	Vinings Corner II, LLC	Smyrna, GA	11/19/2013	35,691	32,395
12	Atlanta Eastwood Village LLC	Stockbridge, GA	12/12/2013	25,957	22,361
13	Atlanta Monterey Village LLC	Jonesboro, GA	12/12/2013	11,501	10,879
14	Atlanta Hidden Creek LLC	Morrow, GA	12/12/2013	5,098	4,658
15	Atlanta Meadow Springs LLC	College Park, GA	12/12/2013	13,116	12,808
16	Atlanta Meadow View LLC	College Park, GA	12/12/2013	14,354	12,862
17	Atlanta Peachtree Landing LLC	Fairburn, GA	12/12/2013	17,224	15,235
18	NPH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	26,909
19	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	7,695
20	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
21	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
22	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
23	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
24	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
25	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
26	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
27	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	8,927	6,695
28	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
29	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	86,580
30	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	14,233
31	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,935
32	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	28,969
33	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	14,480
34	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	15,359
35	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	18,328
36	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	19,493
37	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,893
38	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
39	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
40	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
41	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
42	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
43	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
44	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	43,109
45	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
46	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
47	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
48	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
49	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	48,647
50	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
51	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	15,415
52	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
53	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
54	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
55	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
56	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	44,044
57	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	14,185
58	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
59	Laurel Pointe Holdings, LLC	Forest Park, GA	5/9/2018	33,005	26,400
60	Bradford Ridge Holdings, LLC	Forest Park, GA	5/9/2018	12,500	10,000
61	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
62	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	39,525
63	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	19,335
64	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
65	Ashwood Ridge Holdings LLC	Jonesboro, GA	9/21/2018	9,600	7,300
66	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
				$1,992,698	$1,659,875
The fair value of our investment in NPRC decreased to $1,016,459 as of December 31, 2018, representing a premium of $214,070 to its amortized cost basis, compared to a fair value of $1,054,976 as of June 30, 2018, representing a premium of $227,989. This decrease is primarily attributable to structuring fees and dividend distributions to PSEC, partially offset by a modest increase in property values driven by lower capitalization rates.
Pacific World Corporation
On May 29, 2018, Prospect exercised its rights and remedies under its loan documents to exercise the shareholder voting rights in respect of the stock of Pacific World Corporation (“Pacific World”) and to appoint a new Board of Directors of Pacific World. As a result, as of June 30, 2018, Prospect’s investment in Pacific World is classified as a control investment. Pacific World Corporation supplies nail and beauty care products to food, drug, mass, and value retail channels worldwide.
The fair value of our investment in Pacific World decreased to $132,530 as of December 31, 2018, representing a discount of $95,795 to its amortized cost basis, compared to a fair value of $165,020 as of June 30, 2018, representing a discount of $63,555 to its amortized cost basis. The decrease in fair value was driven by a deterioration in financial performance.
Universal Turbine Parts, LLC

On December 10, 2018, Prospect purchased all of the voting stock of Universal Turbine Parts, LLC (“UTP”) and appointed a new Board of Directors to UTP, including three Prospect employees. As a result of the purchase, Prospect’s investment in UTP is classified as a control investment.

The fair value of our investment in UTP decreased to $36,832 as of December 31, 2018, a discount of $26,706 from its amortized cost, compared to a fair value of $56,199 as of June 30, 2018, representing a discount of $7,664 to it amortized cost. The decrease in fair value was driven by a deterioration in financial performance resulting in credit impairment.

Valley Electric Company, Inc.

Prospect owns 100% of the common stock of Valley Electric Holdings I, Inc. (“Valley Holdings I”), a Consolidated Holding
Company. Valley Holdings I owns 100% of Valley Electric Holdings II, Inc. (“Valley Holdings II”), a Consolidated Holding
Company. Valley Holdings II owns 94.99% of Valley Electric Company, Inc. (“Valley Electric”), with Valley Electric management owning the remaining 5.01% of the equity. Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc. (“Valley”), a leading provider of specialty electrical services in the state of Washington and among the top electrical contractors in the United States. Due to increased demand for specialty electrical services, the fair value of our investment in Valley Electric increased to $89,758 as of December 31, 2018, a premium of $20,243 from its amortized cost, compared to a fair value of $50,797 as of June 30, 2018, representing a $13,618 discount to its amortized cost.

Our controlled investments, other than those discussed above, are valued at $65,348 below cost and did not experience significant changes in operating performance or value. Overall, combined with those portfolio companies discussed above, our controlled investments at December 31, 2018 are valued at $51,414 above their amortized cost.
We hold four affiliate investments at December 31, 2018, which are valued at $85,136 below their amortized cost. This discount is primarily driven by our affiliate investment in USC, which is valued at a discount to amortized cost of $84,121.

With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. As of December 31, 2018, our CLO investment portfolio is valued at a $205,486 discount to amortized cost. Excluding the CLO investment portfolio, non-control/non-affiliate investments at December 31, 2018 are valued at $14,618 below their amortized cost and did not experience significant changes in operating performance or value.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of December 31, 2018 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in December 2012, April 2014 and April 2017 (with a follow-on issuance in May 2018); Public Notes which we issued in March 2013, December 2015 (and from time to time through our 2024 Notes Follow-on Program), June 2018 (and from time to time through our 2028 Notes Follow-on Program), September 2018, and November 2018; and Prospect Capital InterNotes® which we issue from time to time. Our equity capital is comprised entirely of common equity.

The following table shows our outstanding debt as of December 31, 2018:

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility(2)	$297,000	$8,493	$297,000	(3)	$297,000		1ML+2.20%	(6)

2019 Notes	101,647	25	101,622		101,549	(4)	6.51%	(7)
2020 Notes	378,500	2,998	375,502		375,964	(4)	5.52%	(7)
2022 Notes	328,500	7,613	320,887		319,171	(4)	5.71%	(7)
Convertible Notes	808,647		798,011		796,684

2023 Notes	320,000	3,683	316,317		324,326	(4)	6.09%	(7)
2024 Notes	219,297	4,846	214,451		214,560	(4)	6.76%	(7)
2028 Notes	67,411	2,255	65,156		61,641	(4)	6.77%	(7)
6.375% 2024 Notes	100,000	1,230	98,770		101,981	(4)	6.62%	(7)
2029 Notes	50,000	1,932	48,068		46,220	(4)	7.39%	(7)
Public Notes	756,708		742,762		748,728

Prospect Capital InterNotes®	725,659	11,641	714,018		681,652	(5)	5.91%	(8)
Total	$2,588,014		$2,551,791		$2,524,064

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of December 31, 2018.

(2)	The maximum draw amount of the Revolving Credit facility as of December 31, 2018 is $1,020,000.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Critical Accounting Policies and Estimates for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread based on observable market inputs.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

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

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of December 31, 2018:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$297,000	$—	$—	$—	$297,000
Convertible Notes	808,647	101,647	378,500	328,500	—
Public Notes	756,708	—	—	320,000	436,708
Prospect Capital InterNotes®	725,659	—	245,018	210,398	270,243
Total Contractual Obligations	$2,588,014	$101,647	$623,518	$858,898	$1,003,951

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
Historically, we have funded a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock, subscription rights, and warrants and units to purchase such securities in an amount up to $5,000,000 less issuances to date. As of December 31, 2018, we can issue up to $4,933,730 of additional debt and equity securities in the public market under this shelf registration. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.
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
Revolving Credit Facility
On August 29, 2014, we renegotiated our previous credit facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility”). The lenders had extended commitments of $885,000 under the 2014 Facility as of December 31, 2018. The 2014 Facility included an accordion feature which allowed commitments to be increased up to $1,500,000 in the aggregate. Interest on borrowings under the 2014 Facility is one-month LIBOR plus 225 basis points. Additionally, the lenders charged a fee on the unused portion of the 2014 Facility equal to either 50 basis points if at least 35% of the credit facility was drawn or 100 basis points otherwise.
On August 1, 2018, we renegotiated the 2014 Facility and closed an expanded five and a half year revolving credit facility (the “2018 Facility” and collectively with the 2014 Facility, the “Revolving Credit Facility”). The lenders have extended commitments of $1,020,000 under the 2018 Facility as of December 31, 2018. The 2018 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The 2018 Facility matures on March 27, 2024. It includes a revolving period that extends through March 27, 2022, followed by an additional two-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such two-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two-year amortization period, the remaining balance will become due, if required by the lenders.

The 2018 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2018 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2018 Facility. The 2018 Facility also requires the maintenance of a minimum liquidity requirement. As of December 31, 2018, we were in compliance with the applicable covenants.
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

For the three and six months ended December 31, 2018 and December 31, 2017, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Average stated interest rate	4.5%	3.6%	4.4%	3.6%
Average outstanding balance	$308,424	66,437	$237,283	$33,219

As of December 31, 2018 and June 30, 2018, we had $601,464 and $547,205, respectively, available to us for borrowing under the Revolving Credit Facility, with $297,000 and $37,000 outstanding as of December 31, 2018 and June 30, 2018, respectively. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,020,000. As of December 31, 2018, the investments, including cash, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,637,084, which represents 27.5% of our total investments, including cash. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $10,206 of new fees and $1,473 were carried over for continuing participants from the previous facility, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of December 31, 2018, $8,493 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities. During the six months ended December 31, 2018, $325 of fees were expensed relating to credit providers in the 2014 Facility who did not commit to the 2018 Facility.
During the three months ended December 31, 2018 and December 31, 2017, we recorded $6,960 and $3,386, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the six months ended December 31, 2018 and December 31, 2017, we recorded $11,326 and $6,340, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On December 21, 2012, we issued $200,000 aggregate principal amount of convertible notes that mature on January 15, 2019 (the “2019 Notes”), unless previously converted or repurchased in accordance with their terms. The 2019 Notes bear interest at a rate of 5.875% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2013. Total proceeds from the issuance of the 2019 Notes, net of underwriting discounts and offering costs, were $193,600. On May 30, 2018, we repurchased $98,353 aggregate principal amount of the 2019 Notes at a price of 102.0, including commissions. The transaction resulted in our recognizing a $2,383 loss during the three months ended June 30, 2018. As of December 31, 2018, the outstanding aggregate principal amount of the 2019 Notes is $101,647.
On April 11, 2014, we issued $400,000 aggregate principal amount of convertible notes that mature on April 15, 2020 (the “2020 Notes”), unless previously converted or repurchased in accordance with their terms. The 2020 Notes bear interest at a rate of

4.75% per year, payable semi-annually on April 15 and October 15 each year, beginning October 15, 2014. Total proceeds from the issuance of the 2020 Notes, net of underwriting discounts and offering costs, were $387,500. On January 30, 2015, we repurchased $8,000 aggregate principal amount of the 2020 Notes at a price of 93.0, including commissions. As a result of this transaction, we recorded a gain of $332, in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance cost. During the three months ended December 31, 2018, we repurchased an additional $13,500 aggregate principal amount of the 2020 Notes at a price of 99.5, including commissions. As a result of this transaction, we recorded a loss of $41, in the amount of the difference between the reacquisition price and the net carrying amount of the 2020 Notes, net of the proportionate amount of unamortized debt issuance costs. As of December 31, 2018, the outstanding aggregate principal amount of the 2020 Notes is $378,500.
On April 11, 2017, we issued $225,000 aggregate principal amount of convertible notes that mature on July 15, 2022 (the “Original 2022 Notes”), unless previously converted or repurchased in accordance with their terms. The Original 2022 Notes bear interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2017. Total proceeds from the issuance of the Original 2022 Notes, net of underwriting discounts and offering costs, were $218,010. On May 18, 2018, we issued an additional $103,500 aggregate principal amount of convertible notes that mature on July 15, 2022 (the “Additional 2022 Notes”, and together with the Original 2022 Notes, the “2022 Notes”), unless previously converted or repurchased in accordance with their terms. The Additional 2022 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2022 Notes and bear interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2018. Total proceeds from the issuance of the Additional 2022 Notes, net of underwriting discounts and offering costs, were $100,749. Following the issuance of the Additional 2022 Notes and as of December 31, 2018, the outstanding aggregate principal amount of the 2022 Notes is $328,500.
Certain key terms related to the convertible features for the 2019 Notes, the 2020 Notes and the 2022 Notes (collectively, the “Convertible Notes”) are listed below.

	2019 Notes	2020 Notes	2022 Notes
Initial conversion rate(1)	79.7766	80.6647	100.2305
Initial conversion price	$12.54	$12.40	$9.98
Conversion rate at December 31, 2018(1)(2)	79.8360	80.6670	100.2305
Conversion price at December 31, 2018(2)(3)	$12.53	$12.40	$9.98
Last conversion price calculation date	12/21/2017	4/11/2018	4/11/2018
Dividend threshold amount (per share)(4)	$0.110025	$0.110525	$0.083330

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)	The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

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
In connection with the issuance of the Convertible Notes, we incurred $27,214 of fees which are being amortized over the terms of the notes, of which $10,636 remains to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities as of December 31, 2018.
During the three months ended December 31, 2018 and December 31, 2017, we recorded $11,457 and $13,003, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the six months ended December 31, 2018 and December 31, 2017, we recorded $22,892 and $26,659, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
Public Notes
On March 15, 2013, we issued $250,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Original 2023 Notes”). The Original 2023 Notes bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2013. Total proceeds from the issuance of the Original 2023 Notes, net of underwriting discounts and offering costs, were $243,641. On June 20, 2018, we issued an additional $70,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Additional 2023 Notes”, and together with the Original 2023 Notes, the “2023 Notes”). The Additional 2023 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2023 Notes and bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the Additional 2023 Notes, net of underwriting discounts, were $69,403. As of December 31, 2018, the outstanding aggregate principal amount of the 2023 Notes is $320,000.

On April 7, 2014, we issued $300,000 aggregate principal amount of unsecured notes that mature on July 15, 2019 (the “5.00% 2019 Notes”). Included in the issuance is $45,000 of Prospect Capital InterNotes® that were exchanged for the 5.00% 2019 Notes. The 5.00% 2019 Notes bear interest at a rate of 5.00% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2014. Total proceeds from the issuance of the 5.00% 2019 Notes, net of underwriting discounts and offering costs, were $295,998. On June 7, 2018, we commenced a tender offer to purchase for cash any and all of the $300,000 aggregate principal amount outstanding of the 5.00% 2019 Notes. On June 20, 2018, $146,464 aggregate principal amount of the 5.00% 2019 Notes, representing 48.8% of the previously outstanding 5.00% 2019 Notes, were validly tendered and accepted. The transaction resulted in our recognizing a loss of $3,705 during the three months ended June 30, 2018. On September 26, 2018, we repurchased the remaining $153,536 aggregate principal amount of the 5.00% 2019 Notes at a price of 101.645, including commissions. The transaction resulted in our recognizing a loss of $2,874 during the six months ended December 31, 2018.
On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the Original 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market (“ATM”) program with FBR Capital Markets & Co. through which we could sell, by means of ATM offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes (“Initial 2024 Notes ATM”). Following the initial 2024 Notes ATM, the aggregate principal amount of the 2024 Notes issued was $199,281 for net proceeds of $193,253, after commissions and offering costs. On July 2, 2018, we entered into a second ATM program with B.Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of the 2024 Notes (“Second 2024 Notes ATM”, and together with the Initial 2024 Notes ATM, the “2024 Notes Follow-on Program”). The 2024 Notes are listed on the New York Stock Exchange (“NYSE”) and trade thereon under the ticker “PBB.” During the six months ended December 31, 2018, we issued an additional $20,016 aggregate principal amount under the second 2024 Notes ATM, for net proceeds of $19,855, after commissions and offering costs. As of December 31, 2018, the outstanding aggregate principal amount of the 2024 Notes is $219,297.

On June 7, 2018, we issued $55,000 aggregate principal amount of unsecured notes that mature on June 15, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts and offering costs were $53,119. On July 2, 2018, we entered into an ATM program with B.Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2028 Notes (“2028 Notes ATM” or “2028 Notes Follow-on Program”). The 2028 Notes are listed on the NYSE and trade thereon under the ticker “PBY.” During the six months ended December 31, 2018, we issued an additional $12,411 aggregate principal amount under the 2028 Notes ATM, for net proceeds of $12,247, after commissions and offering costs. As of December 31, 2018, the outstanding aggregate principal amount of the 2028 Notes is $67,411.
On September 27, 2018, we issued $100,000 aggregate principal amount of unsecured notes that mature on January 15, 2024 (the “6.375% 2024 Notes”). The 6.375% 2024 Notes bear interest at a rate of 6.375% per year, payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2019. Total proceeds from the issuance of the 6.375% 2024 Notes, net of underwriting discounts and offering costs, were $98,985. As of December 31, 2018, the outstanding aggregate principal amount of the 6.375% 2024 Notes is $100,000.
On November 28, 2018, we issued $50,000 aggregate principal amount of unsecured notes that mature on June 15, 2029 (the “2029 Notes”). The 2029 Notes bear interest at a rate of 6.875% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning March 15, 2019. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts and offering costs, were $48,057.

The 2023 Notes, the 2024 Notes, the 2028 Notes, the 6.375% 2024 Notes, and the 2029 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $3,435 and debt issuance costs of $15,762, which are being amortized over the terms of the notes. As of December 31, 2018, $2,087 of the original issue discount and $11,859 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended December 31, 2018 and December 31, 2017, we recorded $11,467 and $11,048, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the six months ended December 31, 2018 and December 31, 2017, we recorded $22,830 and $22,089, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the six months ended December 31, 2018, we issued $69,586 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $68,439. These notes were issued with stated interest rates ranging from 5.00% to 6.25% with a weighted average interest rate of 5.64%. These notes mature between July 15, 2023 and November 15, 2028.

The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2018:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$33,295	5.00%–5.75%	5.29%	July 15, 2023 – January 15, 2024
7	14,718	5.50%–6.00%	5.84%	July 15, 2025 – January 15, 2026
8	385	5.75%	5.75%	July 15, 2026
10	21,188	6.00%–6.25%	6.06%	July 15, 2028 – November 15, 2028
	$69,586

During the six months ended December 31, 2017, we issued $52,177 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $51,398. These notes were issued with stated interest rates ranging from 4.00% to 5.00% with a weighted average interest rate of 4.39%. These notes mature between July 15, 2022 and December 15, 2025.

The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2017:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$31,950	4.00%–4.75%	4.23%	July 15, 2022 – December 15, 2022
7	2,825	4.75%–5.00%	4.94%	July 15, 2024
8	17,402	4.50%–5.00%	4.61%	August 15, 2025 – December 15, 2025
	$52,177
During the six months ended December 31, 2018, we redeemed, prior to maturity, $99,432 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.86% in order to replace shorter maturity debt with longer-term debt During the six months ended December 31, 2018, we repaid $5,419 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the six months ended December 31, 2018 was $711.

The following table summarizes the Prospect Capital InterNotes® outstanding as of December 31, 2018:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$254,515	4.00% – 5.75%	4.97%	July 15, 2020 - January 15, 2024
5.2	2,618	4.63%	4.63%	September 15, 2020
5.3	2,601	4.63%	4.63%	September 15, 2020
5.5	53,836	4.25% – 4.75%	4.59%	June 15, 2020 - October 15, 2020
6	2,182	4.88%	4.88%	April 15, 2021 - May 15, 2021
6.5	38,672	5.10% – 5.25%	5.23%	December 15, 2021 - May 15, 2022
7	103,377	4.00% – 6.00%	5.21%	January 15, 2020 - January 15, 2026
7.5	1,996	5.75%	5.75%	February 15, 2021
8	24,720	4.50% – 5.75%	4.67%	August 15, 2025 - July 15, 2026
10	58,497	5.33% – 7.00%	6.14%	March 15, 2022 - November 15, 2028
12	2,978	6.00%	6.00%	November 15, 2025 - December 15, 2025
15	17,138	5.25% – 6.00%	5.36%	May 15, 2028 - November 15, 2028
18	19,806	4.13% – 6.25%	5.56%	December 15, 2030 - August 15, 2031
20	3,990	5.75% – 6.00%	5.89%	November 15, 2032 - October 15, 2033
25	32,335	6.25% – 6.50%	6.39%	August 15, 2038 - May 15, 2039
30	106,398	5.50% – 6.75%	6.24%	November 15, 2042 - October 15, 2043
	$725,659

During the six months ended December 31, 2017, we redeemed, prior to maturity $181,538 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.85% in order to replace debt with shorter maturity dates. During the six months ended December 31, 2017, we repaid $3,793 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the six months ended December 31, 2017 was $932.

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
	$760,924
In connection with the issuance of Prospect Capital InterNotes®, we incurred $25,209 of fees which are being amortized over the term of the notes, of which $11,641 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of December 31, 2018.
During the three months ended December 31, 2018 and December 31, 2017, we recorded $10,771 and $11,910, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the six months ended December 31, 2018 and December 31, 2017 we recorded $21,516 and $25,294, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Net Asset Value
During the six months ended December 31, 2018 our net asset value decreased by $103,872, or $0.33 per share. The decrease was primarily attributable to an increase in net unrealized losses of $149,646, or $0.41 per weighted average share, coupled with a $0.01 per share decline from reinvestment of our dividends on behalf of our stockholders at current market prices. The decrease was partially offset by net investment income exceeding dividends by $0.09 per weighted average share for the six months ended December 31, 2018.The following table shows the calculation of net asset value per share as of December 31, 2018 and June 30, 2018.

	December 31, 2018	June 30, 2018
Net assets	$3,303,175	$3,407,047
Shares of common stock issued and outstanding	366,055,966	364,409,938
Net asset value per share	$9.02	$9.35
Results of Operations
Operating results for the three and six months ended December 31, 2018 and December 31, 2017 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Total Investment Income	$187,883	$162,400	$368,305	$320,979
Total Operating Expenses	107,072	89,208	202,335	184,055
Net Investment Income	80,811	73,192	165,970	136,924
Net Realized Gains (Losses)	2,993	(5,673)	4,034	(4,236)
Net Change in Unrealized Gains (Losses)	(150,696)	54,695	(149,647)	1,944
Net Realized Losses on Extinguishment of Debt	(497)	(487)	(3,951)	(932)
Net Increase in Net Assets Resulting from Operations	$(67,389)	$121,727	$16,406	$133,700
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
Investment income, which consists of interest income, including accretion of loan origination fees, prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $187,883 and $162,400 for the three months ended December 31, 2018 and December 31, 2017, respectively. Investment income increased $25,483, or $0.07 per share from three months ended December 31, 2018 compared to the three months ended December 31, 2017 primarily due increases in dividend income and other income. Investment income was $368,305 and $320,979 for the six months ended December 31, 2018 and December 31, 2017, respectively. Investment income increased $47,326, or $0.13 per share from six months ended December 31, 2018 compared to the six months ended December 31, 2017 primarily due increases in interest income and dividend income.
The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Interest income	$157,994	$153,382	$317,436	$301,467
Dividend income	13,266	326	28,193	870
Other income	16,623	8,692	22,676	18,642
Total investment income	$187,883	$162,400	$368,305	$320,979

Average debt principal of performing interest bearing investments(1)	$5,504,149	$5,541,686	$5,503,842	$5,482,245
Weighted average interest rate earned on performing interest bearing investments(1)	11.23%	10.83%	11.41%	10.88%
Average debt principal of all interest bearing investments(2)	$6,058,947	$5,838,576	$5,994,970	$5,804,372
Weighted average interest rate earned on all interest bearing investments(2)	10.20%	10.28%	10.47%	10.27%
(1) Excludes equity investments and non-accrual loans.
(2) Excludes equity investments.

Average interest income producing assets increased from $5,541,686 for the three months ended December 31, 2017 to $5,504,149 for the three months ended December 31, 2018. The average interest earned on interest bearing performing assets increased from 10.83% for the three months ended December 31, 2017 to 11.23% for the three months ended December 31, 2018. The increase is primarily attributable to an increase in cash-on-cash yields on our CLO investment portfolio due to a number of recent resets across the portfolio. In addition, the increase in LIBOR above our floors amongst our interest bearing investments. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for detailed disclosures with respect to the approximate annual impact on net investment income resulting from base rate changes in interest rate.

Average interest income producing assets increased from $5,482,245 for the six months ended December 31, 2017 to $5,503,842 for the six months ended December 31, 2018. The average interest earned on interest bearing performing assets increased from 10.88% for the six months ended December 31, 2017 to 11.41% for the six months ended December 31, 2018. The increase is primarily attributable to an increase in cash-on-cash yields on our CLO investment portfolio due to a number of recent resets across the portfolio. In addition, the increase in LIBOR above our floors amongst our interest bearing investments.

Investment income is also generated from dividends and other income which is less predictable than interest income. Dividend income increased from $326 for the three months ended December 31, 2017 to $13,266 for the three months ended December 31, 2018. The $12,940 increase in dividend income is primarily attributable to a $9,000 dividend received from our investment in NPRC, which was generated from taxable earnings and profits in connection with the gain on the sales of NPRC’s Atlantic Beach property. In addition, we received a $4,000 dividend from out investment in Valley Electric. No dividends were received from NPRC or Valley Electric for the three months ended December 31, 2017.

Dividend income increased from $870 for the six months ended December 31, 2017 to $28,193 for the six months ended December 31, 2018. The $27,323 increase in dividend income is primarily attributable to $20,000 in dividends received from our investment in NPRC, which was generated from taxable earnings and profits in connection with the gain on the sales of NPRC’s St. Marin, Central Park, Matthews Reserve, and Atlantic Beach properties. In addition, we received $7,500 in dividends from our investment in Valley Electric. No dividends were received from NPRC or Valley Electric for the six months ended December 31, 2017.

Other income is comprised of structuring fees, advisory fees, royalty interests, and settlement of net profits interests. Income from other sources increased from $8,692 for the three months ended December 31, 2017 to $16,623 for the three months ended December 31, 2018. The $7,931 increase is primarily attributable to a $12,711 structuring fee from our investment in NPRC for services rendered in connection with the restructuring of our senior secured term loan during the three months ended December 31, 2018. During the three months ended December 31, 2017, we recognized structuring fees of $1,057 from NPRC. The remaining $3,723 increase is primarily attributable to an increase in structuring fees and amendment fees which are generated from new originations as well as from follow-on investments and amendments to existing portfolio companies.

Income from other sources was $18,642 and $22,676 for the six months ended December 31, 2017 and December 31, 2018, respectively. The $4,034 increase is primarily attributable to a $12,711 structuring fee from our investment in NPRC for services rendered in connection with the restructuring of our senior secured term loan during the six months ended December 31, 2018. During the six months ended December 31, 2017, we received a $3,233 structuring fee from our investment in Pacific World for services rendered in connection with amending its revolving credit facility and a $3,065 structuring fee related to our investment in Broder Bros., Co. We recognized structuring fees of $1,358 from NPRC for the six months ended December 31, 2017. The remaining $720 increase is primarily attributable to an increase in structuring fees and amendment fees which are generated from new originations as well as from follow-on investments and amendments to existing portfolio companies.

Operating Expenses
Our primary operating expenses consist of investment advisory fees (base management and income incentive fees), borrowing costs, legal and professional fees, overhead-related expenses and other operating expenses. These expenses include our allocable portion of overhead under the Administration Agreement with Prospect Administration under which Prospect Administration provides administrative services and facilities for us. Our investment advisory fees compensate the Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions. Operating expenses were $107,072 and $89,208 for the three months ended December 31, 2018 and December 31, 2017, respectively. Operating expenses were $202,335 and $184,055 for the six months ended December 31, 2018 and December 31, 2017, respectively.

The following table describes the various components of our operating expenses:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Base management fee	$33,187	$29,559	$63,144	$59,722
Income incentive fee	20,203	18,298	41,493	34,231
Interest and credit facility expenses	40,656	39,347	78,564	80,382
Allocation of overhead from Prospect Administration	5,642	(824)	9,007	2,704
Audit, compliance and tax related fees	2,389	1,866	2,782	2,954
Directors' fees	150	112	229	225
Other general and administrative expenses	4,845	850	7,116	3,837
Total Operating Expenses	$107,072	$89,208	$202,335	$184,055
Total gross base management fee was $33,187 and $29,742 for the three months ended December 31, 2018 and December 31, 2017, respectively. The increase in total gross base management fee is directly related a increase in average total assets combined with a $2,757 adjustment for fees earned in prior periods that were neither expensed nor paid to the Investment Adviser. The Investment Adviser has entered into a servicing agreement with certain institutions who purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. We received payments of $183 from these institutions for the three months ended December 31, 2017 on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser resulting in net base management fees of $29,559 for the three months ended December 31, 2017. No such payments were received for the three months ended December 31, 2018.
Total gross base management fee was $63,282 and $60,121 for the six months ended December 31, 2018 and December 31, 2017, respectively. The increase in total gross base management fee is directly related an increase in average total assets combined with a $2,757 adjustment for fees earned in prior periods that were neither expensed nor paid to the Investment Adviser. The Investment Adviser has entered into a servicing agreement with certain institutions who purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. We received payments of $138 and $399 from these institutions for the six months ended December 31, 2018 and December 31, 2017, respectively, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser resulting in net base management fees of $63,144 and $59,722 for the six months ended December 31, 2018 and December 31, 2017, respectively.
For the three months ended December 31, 2018 and December 31, 2017, we incurred $20,203 and $18,298 of income incentive fees, respectively ($0.06 and $0.05 per weighted average share, respectively). This increase was driven by a corresponding increase in pre-incentive fee net investment income from $91,490 for the three months ended December 31, 2017 to $101,014 for the three months ended December 31, 2018. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
For the six months ended December 31, 2018 and December 31, 2017, we incurred $41,493 and $34,231 of income incentive fees, respectively ($0.11 and $0.10 per weighted average share, respectively). This increase was driven by a corresponding increase in pre-incentive fee net investment income from $171,155 for the six months ended December 31, 2017 to $207,463 for the six months ended December 31, 2018. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended December 31, 2018 and December 31, 2017, we incurred $40,656 and $39,347 respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). During the six months ended December 31, 2018 and December 31, 2017, we incurred $78,564 and $80,382, respectively, of interest expenses related to our Notes. These expenses are related directly to the leveraging capacity and the levels of indebtedness actually undertaken in those periods.

The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years.

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Interest on borrowings	$34,998	$34,130	$67,983	$69,668
Amortization of deferred financing costs	3,627	3,053	6,343	6,219
Accretion of discount on Public Notes	104	72	235	141
Facility commitment fees	1,927	2,092	4,003	4,354
Total interest and credit facility expenses	$40,656	$39,347	$78,564	$80,382

Average principal debt outstanding	$2,600,363	$2,588,997	$2,548,458	$2,627,534
Annualized weighted average stated interest rate on borrowings(1)	5.38%	5.27%	5.34%	5.30%
Annualized weighted average interest rate on borrowings(2)	6.25%	6.08%	6.17%	6.12%

(1)	Includes only the stated interest expense.

(2)	Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
Interest expense is relatively stable on a dollars basis for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) increased from 5.27% for the three months ended December 31, 2017 to 5.38% for the three months ended December 31, 2018. This increase is primarily due to issuances of Public Notes at higher rates, partially offset by repurchases of our Convertible Notes and increased utilization of our Revolving Credit Facility, which bears a lower rate than our remaining debt.
Interest expense is relatively stable on a dollars basis for the six months ended December 31, 2018 as compared to the six months ended December 31, 2017. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) increased from 5.30% for the six months ended December 31, 2017 to 5.34% for the six months ended December 31, 2018. This increase is primarily due to issuances of Public Notes at higher rates, partially offset by repurchases of our Convertible Notes and increased utilization of our Revolving Credit Facility, which bears a lower rate than our remaining debt.
The allocation of gross overhead expense from Prospect Administration was $5,642 and $3,827 for the three months ended December 31, 2018 and December 31, 2017, respectively. Prospect Administration received estimated payments of $4,651 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the three months ended December 31, 2017. No such payments were received for the three months ended December 31, 2018. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. Net overhead during the three months ended December 31, 2018 and December 31, 2017 totaled $5,642 and $(824), respectively.
The allocation of gross overhead expense from Prospect Administration was $9,007 and $8,496 for the six months ended December 31, 2018 and December 31, 2017, respectively. Prospect Administration received estimated payments of $5,792 directly from our portfolio companies, insurance carrier, and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the six months ended December 31, 2017. No such payments were received for the six months ended December 31, 2018. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. Net overhead during the six months ended December 31, 2018 and December 31, 2017 totaled $9,007 and $2,704, respectively.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $10,127 and $7,016 for the six months ended December 31, 2018 and December 31, 2017, respectively. The $3,111 increase was primarily attributable to increases in other general and administrative expenses.

Net Investment Income
Net investment income represents the difference between investment income and operating expenses. Net investment income was $80,811 and $73,192 for the three months ended December 31, 2018 and December 31, 2017, respectively. Net investment income for the three months ended December 31, 2018 and December 31, 2017 was $0.22 and $0.20 per weighted average share, respectively. During the three months ended December 31, 2018, the increase of $7,619 or $0.02 per weighted average share, was primarily due to an increase in dividend income of $12,940, or $0.04 per weighted average share, and an increase in other income of $7,931, or $0.03 per weighted average share. This favorable variance was partially offset by an increase to operating expenses, which was primarily due to a $10,461, or $0.03 per weighted average share, increase in net overhead and other general and administrative expenses for the three months ended December 31, 2018 compared to the three months ended December 31, 2017.
Net investment income was $165,970 and $136,924 for the six months ended December 31, 2018 and December 31, 2017, respectively. Net investment income for the six months ended December 31, 2018 and December 31, 2017 was $0.45 and $0.38 per weighted average share, respectively. During the six months ended December 31, 2018, the increase of $29,046 or $0.07 per weighted average share, was primarily due to an increase in interest income of $15,969, or $0.04 per weighted average share, and an increase in dividend income of $27,323, or $0.08 per weighted average share, respectively. This favorable variance was partially offset by an increase to operating expenses, which was primarily due to a $9,582, or $0.03 per weighted average share, increase in net overhead and other general and administrative expenses for the six months ended December 31, 2018 compared to the six months ended December 31, 2017.
Net Realized (Losses) Gains
Net realized (losses) gains for the three months ended December 31, 2018 and December 31, 2017 was $2,993 and $(5,673), respectively. This $8,666 favorable change is due to lower levels of realized losses in the current period. During the three months ended December 31, 2018, net realized gains primarily resulted from $2,802 of escrow proceeds related to the sale of Gulf Coast. In comparison, during the three months ended December 31, 2017, net realized losses of $(5,673) primarily related to the repayment of our investment in Primesport, for which received a partial repayment and realized a loss of $3,019, and realized losses of $2,494 and $826 related to our investments in Apidos IX CLO and Madison IX CLO, respectively.
Net realized (losses) gains for the six months ended December 31, 2018 and December 31, 2017 was $4,034 and $(4,236), respectively. This $8,270 favorable change is due to lower levels of realized losses in the current period. During the six months ended December 31, 2018, net realized gains primarily resulted from $2,802 of escrow proceeds related to the sale of Gulf Coast. In comparison, during the six months ended December 31, 2017, net realized losses of $(4,236) primarily related to the repayment of our investment in Primesport, for which received a partial repayment and realized a loss of $3,019, and a realized loss of $2,494 related to our investment in Apidos IX CLO.
Change in Unrealized Gains (Losses), Net
The following table reflects net change in unrealized gains (losses) for our portfolio for the three months ended and six months ended December 31, 2018 and December 31, 2017, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Control investments	$(85,733)	$44,425	$(33,815)	$45,518
Affiliate investments	(5,894)	1,533	(19,649)	6,726
Non-control/non-affiliate investments	(59,069)	8,737	(96,183)	(50,300)
Net change in unrealized (losses) gains	$(150,696)	$54,695	$(149,647)	$1,944

The following table reflects net change in unrealized gains (losses) on investments for the three months ended December 31, 2018:

Net Change in Unrealized Gains (Losses)
Valley Electric Company, Inc.	$7,815
CCPI Inc.	6,706
NMMB, Inc.	3,972
Credit Central Loan Company, LLC	(3,562)
USES Corp.	(3,246)
InterDent, Inc.	(3,248)
ACE Cash Express, Inc.	(3,681)
Engine Group, Inc.	(4,368)
MITY, Inc.	(6,372)
United Sporting Companies, Inc.	(7,700)
Universal Turbine Parts, LLC	(8,135)
CP Energy Services Inc.	(12,422)
National Property REIT Corp.	(28,921)
Pacific World Corporation	(31,628)
CLO Equity	(39,765)
Other, net	(16,141)
Net change in unrealized losses	$(150,696)

The following table reflects net change in unrealized gains (losses) on investments for the three months ended December 31, 2017:

Net Change in Unrealized Gains (Losses)
First Tower Finance Company LLC	$32,654
PrimeSport, Inc.	19,355
Spartan Energy Services, Inc.	18,245
National Property REIT Corp.	11,236
Credit Central Loan Company, LLC	8,117
Echelon Aviation LLC	6,075
Arctic Energy Services, LLC	5,923
InterDent, Inc.	4,838
Valley Electric Company, Inc.	3,796
Pacific World Corporation	(3,277)
Edmentum Ultimate Holdings, LLC	(4,763)
MITY, Inc.	(8,254)
Nationwide Loan Company LLC	(9,826)
CLO Equity	(12,047)
United Sporting Companies, Inc.	(13,757)
Other, net	(3,619)
Net change in unrealized gains	$54,695

The following table reflects net change in unrealized gains (losses) on investments for the six months ended December 31, 2018:

Net Change in Unrealized Gains (Losses)
Valley Electric Company, Inc.	$33,861
CP Energy Services Inc.	6,957
NMMB, Inc.	6,311
CCPI Inc.	5,863
Echelon Aviation LLC	5,817
First Tower Finance Company LLC	3,253
Nationwide Loan Company LLC	(3,030)
Freedom Marine Solutions, LLC	(3,313)
InterDent, Inc.	(3,720)
USES Corp.	(3,758)
ACE Cash Express, Inc.	(3,919)
Engine Group, Inc.	(5,067)
R-V Industries, Inc.	(7,216)
MITY, Inc.	(7,751)
Credit Central Loan Company, LLC	(10,499)
National Property REIT Corp.	(13,918)
United Sporting Companies, Inc.	(15,836)
Universal Turbine Parts, LLC	(19,043)
Pacific World Corporation	(32,240)
CLO Equity	(64,477)
Other, net	(17,922)
Net change in unrealized losses	$(149,647)

The following table reflects net change in unrealized gains (losses) on investments for the six months ended December 31, 2017:

Net Change in Unrealized Gains (Losses)
First Tower Finance Company LLC	$41,784
PrimeSport, Inc.	23,741
Spartan Energy Services, Inc.	18,612
CP Energy Services Inc.	14,341
Credit Central Loan Company, LLC	9,337
Targus International, LLC	7,572
National Property REIT Corp.	7,508
Valley Electric Company, Inc.	7,320
Arctic Energy Services, LLC	6,788
Echelon Aviation LLC	5,259
CCPI Inc.	(4,046)
MITY, Inc.	(7,030)
Universal Turbine Parts, LLC	(8,218)
USES Corp.	(8,859)
Nationwide Loan Company LLC	(10,764)
Edmentum Ultimate Holdings, LLC	(13,094)
United Sporting Companies, Inc.	(27,164)
CLO Equity	(56,802)
Other, net	(4,341)
Net change in unrealized gains	$1,944

Financial Condition, Liquidity and Capital Resources
For the six months ended December 31, 2018 and December 31, 2017, our operating activities used $76,902 and provided $500,148 of cash, respectively. There were no investing activities for the six months ended December 31, 2018 and December 31, 2017. Financing activities provided $102,812 and used $343,755 of cash during the six months ended December 31, 2018 and December 31, 2017, respectively, which included dividend payments of $120,180 and $148,587, respectively. Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.

Our primary sources of funds have historically been issuances of debt and equity. More recently, we have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the six months ended December 31, 2018, we borrowed $746,791 and we made repayments totaling $486,791 under the Revolving Credit Facility. As of December 31, 2018, our outstanding balance on the Revolving Credit Facility was $297,000. As of December 31, 2018, we had, net of unamortized discount and debt issuance costs, $798,011 outstanding on the Convertible Notes, $742,762 outstanding on the Public Notes and $714,018 outstanding on the Prospect Capital InterNotes® (See “Capitalization” above).
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of December 31, 2018 and June 30, 2018, we had $24,737 and $29,675, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of December 31, 2018 and June 30, 2018.
We have guaranteed $2,571 in standby letters of credit issued through a financial intermediary on behalf of InterDent, Inc. (“InterDent”) as of December 31, 2018. Under this arrangement, we would be required to make payments to the financial intermediary if the third parties were to default on their related payment obligations. As of December 31, 2018, we have not recorded a liability on the statement of assets and liabilities for this guarantee as the likelihood of default on the standby letters of credit to be remote.
Our shareholders’ equity accounts as of December 31, 2018 and June 30, 2018 reflect cumulative shares issued, net of shares repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
As part of our Repurchase Program, we delivered a notice with our annual proxy mailing on September 25, 2018. We did not repurchase any shares of our common stock for the six months ended December 31, 2018 or December 31, 2017.
On October 31, 2018, our registration statement on Form N-2 (File No. 333-227124) was declared effective by the SEC. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $5,000,000 in securities, consisting of common stock, preferred stock, debt securities, subscription rights to purchase our securities, warrants representing rights to purchase our securities or separately tradeable units combining two or more of our securities. As of December 31, 2018, we have the ability to issue up to $4,933,730 in securities under the registration statement.
Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
Recent Developments
During the period from January 1, 2019 through February 6, 2019 we issued $12,546 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $12,346.

During the period from January 1, 2019 through February 6, 2019, we issued $2,171 in aggregate principal amount of our 2024 Notes for net proceeds of $2,142.

On January 4, 2019, we repurchased $2,000 in aggregate principal amount of our 2020 Notes at a price of 99.375, including commission.

Pursuant to notice to call provided on December 14, 2018, we redeemed $23,986 of our Prospect Capital InterNotes® at par maturing on July 15, 2020, with a weighted average rate of 4.71%. Settlement of the call occurred on January 15, 2019.

During the period from January 23, 2019 to January 30, 2019, we sold $37,000, or 13.64%, of the outstanding principal balance of the senior secured note investment in Broder Bros., Co.

On February 6, 2019, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.06 per share for February 2019 to holders of record on February 28, 2019 with a payment date of March 21, 2019

•	$0.06 per share for March 2019 to holders of record on March 29, 2019 with a payment date of April 18, 2019.

•	$0.06 per share for April 2019 to holders of record on April 30, 2019 with a payment date of May 23, 2019.
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
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the six months ended December 31, 2018.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of December 31, 2018 and June 30, 2018, our qualifying assets as a percentage of total assets, stood at 74.69% and 73.20%, respectively.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of December 31, 2018, approximately 3.6% of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of December 31, 2018, we do not expect to have any excise tax due for the 2018 calendar year. Thus, we have not accrued any excise tax for this period.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 31, 2018, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2015 and thereafter remain subject to examination by the Internal Revenue Service.

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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of SEC registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of December 31, 2018 and June 30, 2018, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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

SEC Disclosure Update and Simplification
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. As a result of the amendments, we are required to present a reconciliation of changes in stockholders’ equity in the notes or as a separate statement. This analysis should reconcile the beginning balance to the ending balance of each caption in stockholders’ equity for each period for which an income statement is required to be filed and comply with the remaining content requirements of Rule 3-04 of Regulation S-X. In October 2018, the SEC announced that this final rule will become effective on November 5, 2018. In light of the timing of effectiveness of the amendments and proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC Staff commented that it would not object if the first presentation of the changes in shareholders’ equity is included in a filer’s Form 10-Q for the quarter that begins after the effective date of the amendments. Due to the timing of our filing of this Form 10-Q, our first presentation of the changes in stockholders’ equity will be for our third quarter ended March 31, 2019.
Tax Cuts and Jobs Act

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (The “Tax Act”), which significantly changed the Code, including, a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Act also authorizes the IRS to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax and Jobs Act, or regulations or other guidance issued under it, might affect us, our business or the business of our portfolio companies. However, our portfolio companies may or may not make certain elections under the Tax Act that could materially increase their taxable earnings and profits. Any such increase in the earnings and profits of a portfolio company may result in the characterization of certain distributions sourced from sale proceeds as dividend income, which may increase our distributable taxable income. During the three months ended December 31, 2018, we received $9,000 of such dividends from NPRC related to the gain on the sale of NPRC’s Atlantic Beach property.
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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a LIBOR floor. Our loans typically have durations of one to three months after which they reset to current market interest rates. As of December 31, 2018, 88.15% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility and certain Prospect Capital InterNotes® issuances that are based on floating LIBOR rates. Interest on borrowings under the revolving credit facility is one-month LIBOR plus 220 basis points with no minimum LIBOR floor and an outstanding balance of $297,000 as of December 31, 2018. Interest on five Prospect Capital InterNotes® is three-month LIBOR plus a range of 300 to 350 basis points with no minimum LIBOR floor. The Convertible Notes, Public Notes and remaining Prospect Capital InterNotes® bear interest at fixed rates.
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in CLO residual interests) to our loan portfolio and outstanding debt as of December 31, 2018, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Net Investment Income (1)
Up 300 basis points	$100,576	$52	$100,524	$80,419
Up 200 basis points	66,628	35	66,593	53,274
Up 100 basis points	32,679	17	32,662	26,130
Down 100 basis points	(41,924)	(41)	(41,883)	(33,506)

(1)	Includes the impact of income incentive fees. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of December 31, 2018, one and three month LIBOR were 2.50% and 2.81%, respectively.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the year ended December 31, 2018, we did not engage in hedging activities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2018, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of December 31, 2018.
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
Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
4.1	Supplemental Indenture dated as of October 1, 2018, to the U.S. Bank Indenture(3)
4.2	Form of 6.375% Senior Note due 2024(3)
4.3	Six Hundred First Supplemental Indenture dated as of October 4, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2023(4)
4.4	Six Hundred Second Supplemental Indenture dated as of October 4, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(4)
4.5	Six Hundred Third Supplemental Indenture dated as of October 4, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(4)
4.6	Six Hundred Fourth Supplemental Indenture dated as of October 12, 2018, to the U.S. Bank Indenture, and Form of 5.625% Prospect Capital InterNote® due 2023(5)
4.7	Six Hundred Fifth Supplemental Indenture dated as of October 12, 2018, to the U.S. Bank Indenture, and Form of 5.875% Prospect Capital InterNote® due 2025(5)
4.8	Six Hundred Sixth Supplemental Indenture dated as of October 12, 2018, to the U.S. Bank Indenture, and Form of 6.125% Prospect Capital InterNote® due 2028(5)
4.9	Six Hundred Seventh Supplemental Indenture dated as of October 18, 2018, to the U.S. Bank Indenture, and Form of 5.625% Prospect Capital InterNote® due 2023(6)

Exhibit No.
4.10	Six Hundred Eighth Supplemental Indenture dated as of October 18, 2018, to the U.S. Bank Indenture, and Form of 5.875% Prospect Capital InterNote® due 2025(6)
4.11	Six Hundred Ninth Supplemental Indenture dated as of October 18, 2018, to the U.S. Bank Indenture, and Form of 6.125% Prospect Capital InterNote® due 2028(6)
4.12	Six Hundred Tenth Supplemental Indenture dated as of October 25, 2018, to the U.S. Bank Indenture, and Form of 5.625% Prospect Capital InterNote® due 2023(7)
4.13	Six Hundred Eleventh Supplemental Indenture dated as of October 25, 2018, to the U.S. Bank Indenture, and Form of 5.875% Prospect Capital InterNote® due 2025(7)
4.14	Six Hundred Twelfth Supplemental Indenture dated as of October 25, 2018, to the U.S. Bank Indenture, and Form of 6.125% Prospect Capital InterNote® due 2028(7)
4.15	Six Hundred Thirteenth Supplemental Indenture dated as of November 1, 2018, to the U.S. Bank Indenture, and Form of 5.625% Prospect Capital InterNote® due 2023(8)
4.16	Six Hundred Fourteenth Supplemental Indenture dated as of November 1, 2018, to the U.S. Bank Indenture, and Form of 5.875% Prospect Capital InterNote® due 2025(8)
4.17	Six Hundred Fifteenth Supplemental Indenture dated as of November 1, 2018, to the U.S. Bank Indenture, and Form of 6.125% Prospect Capital InterNote® due 2028(8)
4.18	Six Hundred Sixteenth Supplemental Indenture dated as of November 8, 2018, to the U.S. Bank Indenture, and Form of 5.625% Prospect Capital InterNote® due 2023(9)
4.19	Six Hundred Seventeenth Supplemental Indenture dated as of November 8, 2018, to the U.S. Bank Indenture, and Form of 5.875% Prospect Capital InterNote® due 2025(9)
4.20	Six Hundred Eighteenth Supplemental Indenture dated as of November 8, 2018, to the U.S. Bank Indenture, and Form of 6.125% Prospect Capital InterNote® due 2028(9)
4.21	Six Hundred Nineteenth Supplemental Indenture dated as of November 23, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2023(11)
4.22	Six Hundred Twentieth Supplemental Indenture dated as of November 23, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2025(11)
4.23	Six Hundred Twenty-First Supplemental Indenture dated as of November 23, 2018, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(11)
4.24	Six Hundred Twenty-Second Supplemental Indenture dated as of November 29, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2023(12)
4.25	Six Hundred Twenty-Third Supplemental Indenture dated as of November 29, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2025(12)
4.26	Six Hundred Twenty-Fourth Supplemental Indenture dated as of November 29, 2018, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(12)
4.27	Supplemental Indenture dated as of December 5, 2018, to the U.S. Bank Indenture, and Form of 6.875% Senior Note due 2029(13)
4.28	Six Hundred Twenty-Fifth Supplemental Indenture dated as of December 13, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2023(14)
4.29	Six Hundred Twenty-Sixth Supplemental Indenture dated as of December 13, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2025(14)
4.30	Six Hundred Twenty-Seventh Supplemental Indenture dated as of December 20, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2023(15)
4.31	Six Hundred Twenty-Eighth Supplemental Indenture dated as of December 20, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2025(15)
4.32	Six Hundred Twenty-Ninth Supplemental Indenture dated as of December 28, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2023(16)
4.33	Six Hundred Thirtieth Supplemental Indenture dated as of December 28, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2025(16)
10.1
Seventh Amended and Restated Selling Agent Agreement, dated November 9, 2018, by and among, the Registrant, Prospect Capital Management L.P., Prospect Administration LLC, Incapital LLC and the Agents named therein and added from time to time(10)

10.2	Underwriting Agreement, dated November 28, 2018(13)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

Exhibit No.
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 98 to the Registration Statement on Form N-2, filed on October 1, 2018.
(4)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 99 to the Registration Statement on Form N-2, filed on October 4, 2018.
(5)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 100 to the Registration Statement on Form N-2, filed on October 12, 2018.
(6)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 101 to the Registration Statement on Form N-2, filed on October 18, 2018.
(7)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 102 to the Registration Statement on Form N-2, filed on October 25, 2018.
(8)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 103 to the Registration Statement on Form N-2, filed on November 1, 2018.
(9)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 8, 2018.
(10)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 9, 2018.
(11)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 23, 2018.
(12)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on November 29, 2018.
(13)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 6, 2018.
(14)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 13, 2018.
(15)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on December 20, 2018.
(16)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on December 28, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 6, 2019.

PROSPECT CAPITAL CORPORATION

By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer

By:	/s/ KRISTIN L. VAN DASK
Kristin L. Van Dask
Chief Financial Officer