Form 10-Q
period 2019-03-31
PROSPECT CAPITAL CORP
filed 2019-05-08
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019 OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	PSEC	NASDAQ Global Select Market
6.25% Notes due 2024, par value $25	PBB	New York Stock Exchange
6.25% Notes due 2028, par value $25	PBY	New York Stock Exchange
6.875% Notes due 2029, par value $25	PBC	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at May 7, 2019
$0.001 par value	366,967,671

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

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	March 31, 2019	June 30, 2018

	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $2,331,616 and $2,300,526, respectively)	$2,394,716	$2,404,326
Affiliate investments (amortized cost of $180,279 and $55,637, respectively)	91,042	58,436
Non-control/non-affiliate investments (amortized cost of $3,437,174 and $3,475,295, respectively)	3,214,915	3,264,517
Total investments at fair value (amortized cost of $5,949,069 and $5,831,458, respectively)	5,700,673	5,727,279
Cash	120,566	83,758
Receivables for:
Interest, net	16,925	19,783
Other	985	1,867
Deferred financing costs on Revolving Credit Facility (Note 4)	8,386	2,032
Due from broker (Note 6)	539	3,029
Prepaid expenses	285	984
Due from Affiliate (Note 13)	88	88
Total Assets	5,848,447	5,838,820
Liabilities
Revolving Credit Facility (Notes 4 and 8)	99,000	37,000
Convertible Notes (less unamortized debt issuance costs of $15,207 and $13,074, respectively) (Notes 5 and 8)	763,245	809,073
Public Notes (less unamortized discount and debt issuance costs of $14,296 and $11,007, respectively) (Notes 6 and 8)	775,624	716,810
Prospect Capital InterNotes® (less unamortized debt issuance costs of $11,969 and $11,998, respectively) (Notes 7 and 8)	742,752	748,926
Due to Prospect Capital Management (Note 13)	48,855	49,045
Interest payable	25,426	33,741
Due to broker	31,819	6,159
Dividends payable	22,013	21,865
Accrued expenses	5,478	5,426
Due to Prospect Administration (Note 13)	1,807	2,212
Other liabilities	613	1,516
Total Liabilities	2,516,632	2,431,773
Commitments and Contingencies (Note 3)
Net Assets	$3,331,815	$3,407,047

Components of Net Assets
Common stock, par value $0.001 per share (1,000,000,000 common shares authorized; 366,884,974 and 364,409,938 issued and outstanding, respectively) (Note 9)	$367	$364
Paid-in capital in excess of par (Note 9)	4,038,229	4,021,541
Total distributable earnings (loss)	(706,781)	(614,858)
Net Assets	$3,331,815	$3,407,047

Net Asset Value Per Share (Note 16)	$9.08	$9.35

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Investment Income
Interest income:
Control investments	$51,078	$45,944	$161,206	$139,392
Affiliate investments	230	271	631	476
Non-control/non-affiliate investments	67,656	68,376	204,944	216,639
Structured credit securities	36,112	31,271	105,731	90,822
Total interest income	155,076	145,862	472,512	447,329
Dividend income:
Control investments	3,612	5,639	31,277	5,639
Affiliate investments	659	—	659	—
Non-control/non-affiliate investments	253	648	781	1,518
Total dividend income	4,524	6,287	32,717	7,157
Other income:
Control investments	10,799	6,188	29,331	12,317
Non-control/non-affiliate investments	710	4,498	4,854	17,011
Total other income (Note 10)	11,509	10,686	34,185	29,328
Total Investment Income	171,109	162,835	539,414	483,814
Operating Expenses
Base management fee (Note 13)	29,540	29,268	92,684	88,990
Income incentive fee (Note 13)	19,315	17,612	60,808	51,843
Interest and credit facility expenses	38,946	37,479	117,510	117,861
Allocation of overhead from Prospect Administration (Note 13)	2,084	3,195	11,091	5,899
Audit, compliance and tax related fees	680	1,130	3,462	4,084
Directors’ fees	112	113	341	338
Other general and administrative expenses	3,170	3,592	10,286	7,429
Total Operating Expenses	93,847	92,389	296,182	276,444
Net Investment Income	77,262	70,446	243,232	207,370
Net Realized and Net Change in Unrealized Gains (Losses) from Investments
Net realized gains (losses)
Control investments	11,507	2	14,309	13
Affiliate investments	—	(14,197)	—	(13,351)
Non-control/non-affiliate investments	(2,024)	(23)	(792)	(5,116)
Net realized gains (losses)	9,483	(14,218)	13,517	(18,454)
Net change in unrealized gains (losses)
Control investments	11,686	1,380	(22,129)	46,898
Affiliate investments	(4,101)	12,952	(23,750)	19,678
Non-control/non-affiliate investments	(2,155)	(18,188)	(98,338)	(68,488)
Net change in unrealized gains (losses)	5,430	(3,856)	(144,217)	(1,912)
Net Realized and Net Change in Unrealized Gains (Losses) from Investments	14,913	(18,074)	(130,700)	(20,366)
Net realized losses on extinguishment of debt	(2,980)	(513)	(6,931)	(1,445)
Net Increase in Net Assets Resulting from Operations	$89,195	$51,859	$105,601	$185,559
Net increase in net assets resulting from operations per share	$0.24	$0.14	$0.29	$0.51
Dividends declared per share	$(0.18)	$(0.18)	$(0.54)	$(0.59)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)
(Unaudited)

	Common Stock
Nine Months Ended March 31, 2019 (Unaudited)	Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)(1)	Total Net Assets
Balance as of June 30, 2018	364,409,938	$364	$4,021,541	$(614,858)	$3,407,047
Net Increase in Net Assets Resulting from Operations:
Net investment income				243,232	243,232
Net realized gains				6,586	6,586
Net change in net unrealized losses				(144,217)	(144,217)
Distributions to Shareholders:
Distributions from earnings				(197,555)	(197,555)
Value of shares issued through reinvestment of dividends	2,475,036	3	16,719		16,722
Tax reclassifications of net assets (Note 12)			(31)	31	—
Total increase (decrease) for the nine months ended March 31, 2019	2,475,036	3	16,688	(91,923)	(75,232)
Balance as of March 31, 2019	366,884,974	$367	$4,038,229	$(706,781)	$3,331,815

	Common Stock
Nine Months Ended March 31, 2018 (Unaudited)	Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)(2)	Total Net Assets
Balance as of June 30, 2017	360,076,933	$360	$3,991,317	$(636,725)	$3,354,952
Net Increase in Net Assets Resulting from Operations:
Net investment income				207,370	207,370
Net realized losses				(19,899)	(19,899)
Net change in net unrealized losses				(1,912)	(1,912)
Distributions to Shareholders:
Distributions from earnings				(211,733)	(211,733)
Value of shares issued through reinvestment of dividends	2,580,429	3	17,615		17,618
Tax reclassifications of net assets (Note 12)			772	(772)	—
Total increase (decrease) for the nine months ended March 31, 2018	2,580,429	3	18,387	(26,946)	(8,556)
Balance as of March 31, 2018	362,657,362	$363	$4,009,704	$(663,671)	$3,346,396

(1) The following table provides the reconciliation of the components of distributable earnings (loss) to conform to the current period presentation:
	Overdistributed Net Investment Income	Realized gains (losses)	Net unrealized loss	Distributable earnings (loss)
Balance as of June 30, 2018	$(45,186)	$(465,493)	$(104,179)	$(614,858)
Net Increase in Net Assets Resulting from Operations:
Net investment income	243,232			243,232
Net realized gains		6,586		6,586
Net change in net unrealized losses			(144,217)	(144,217)
Distributions to Shareholders:
Distributions from net investment income	(197,555)			(197,555)
Tax reclassifications of net assets (Note 12)	31			31
Balance as of March 31, 2019	$522	$(458,907)	$(248,396)	$(706,781)

(2) The following table provides the reconciliation of the prior year’s components of distributable earnings (loss) to conform to the current period presentation:
	Overdistributed Net Investment Income	Realized gains (losses)	Net unrealized loss	Distributable earnings (loss)
Balance as of June 30, 2017	$(54,039)	$(439,435)	$(143,251)	$(636,725)
Net Increase in Net Assets Resulting from Operations:
Net investment income	207,370			207,370
Net realized losses		(19,899)		(19,899)
Net change in net unrealized losses			(1,912)	(1,912)
Distributions to Shareholders:
Distributions from net investment income	(211,733)			(211,733)
Tax reclassifications of net assets (Note 12)	(772)			(772)
Balance as of March 31, 2018	$(59,174)	$(459,334)	$(145,163)	$(663,671)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (CONTINUED)
(in thousands, except share data)
(Unaudited)

	Common Stock
Three Months Ended March 31, 2019	Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)(3)	Total Net Assets
Balance as of December 31, 2018	366,055,966	$366	$4,032,761	$(729,952)	$3,303,175
Net Increase in Net Assets Resulting from Operations:
Net investment income				77,262	77,262
Net realized gains				6,503	6,503
Net change in net unrealized losses				5,430	5,430
Distributions to Shareholders:
Distributions from earnings				(66,024)	(66,024)
Value of shares issued through reinvestment of dividends	829,008	1	5,468		5,469
Total increase (decrease) for the three months ended March 31, 2019	829,008	1	5,468	23,171	28,640
Balance as of March 31, 2019	366,884,974	$367	$4,038,229	$(706,781)	$3,331,815

	Common Stock
Three Months Ended March 31, 2018	Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)(4)	Total Net Assets
Balance as of December 31, 2017	360,980,752	$361	$3,998,406	$(650,355)	$3,348,412
Net Increase in Net Assets Resulting from Operations:
Net investment income				70,446	70,446
Net realized losses				(14,731)	(14,731)
Net change in net unrealized losses				(3,857)	(3,857)
Distributions to Shareholders:
Distributions from earnings				(65,174)	(65,174)
Value of shares issued through reinvestment of dividends	1,676,610	2	11,298		11,300
Total increase (decrease) for the three months ended March 31, 2018	1,676,610	2	11,298	(13,316)	(2,016)
Balance as of March 31, 2018	362,657,362	$363	$4,009,704	$(663,671)	$3,346,396

(3) The following table provides the reconciliation of the components of distributable earnings (loss) to conform to the current period presentation:
	Overdistributed Net Investment Income	Realized gains (losses)	Net unrealized loss	Distributable earnings (loss)
Balance as of December 31, 2018	$(10,716)	$(465,410)	$(253,826)	$(729,952)
Net Increase in Net Assets Resulting from Operations:
Net investment income	77,262			77,262
Net realized gains		6,503		6,503
Net change in net unrealized losses			5,430	5,430
Distributions to Shareholders:
Distributions from net investment income	(66,024)			(66,024)
Balance as of March 31, 2019	$522	$(458,907)	$(248,396)	$(706,781)

(4) The following table provides the reconciliation of the prior year’s components of distributable earnings (loss) to conform to the current period presentation:
	Overdistributed Net Investment Income	Realized gains (losses)	Net unrealized loss	Distributable earnings (loss)
Balance as of December 31, 2017	$(64,446)	$(444,603)	$(141,306)	$(650,355)
Net Increase in Net Assets Resulting from Operations:
Net investment income	70,446			70,446
Net realized losses		(14,731)		(14,731)
Net change in net unrealized losses			(3,857)	(3,857)
Distributions to Shareholders:
Distributions from net investment income	(65,174)			(65,174)
Balance as of March 31, 2018	$(59,174)	$(459,334)	$(145,163)	$(663,671)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Nine Months Ended March 31,
	2019	2018
Operating Activities
Net increase in net assets resulting from operations	$105,601	$185,559
Net realized losses on extinguishment of debt	6,931	1,445
Net realized (gains) losses on investments	(13,517)	18,454
Net change in net unrealized losses on investments	144,217	1,912
(Accretion of premiums) and amortization of discounts, net	(2,654)	17,706
Accretion of discount on Public Notes (Note 6)	406	212
Amortization of deferred financing costs	8,699	9,168
Payment-in-kind interest	(29,663)	(6,128)
Structuring fees	(3,434)	(9,135)
Change in operating assets and liabilities:
Payments for purchases of investments	(483,508)	(1,375,555)
Proceeds from sale of investments and collection of investment principal	415,165	1,471,247
Increase (decrease) in due to broker	25,660	(25,914)
Decrease in due to Prospect Capital Management	(190)	(1,240)
Decrease (increase) in interest receivable, net	2,858	(19,952)
Decrease in interest payable	(8,315)	(9,042)
Increase (decrease) in accrued expenses	52	(60)
Decrease in due from broker	2,490	—
Decrease in other liabilities	(903)	(1,286)
Decrease in other receivables	882	88
Increase in due from Prospect Administration	—	(60)
Increase in due from affiliate	—	(74)
Decrease in prepaid expenses	699	559
(Decrease) Increase in due to Prospect Administration	(405)	238
Net Cash Provided by Operating Activities	171,071	258,142
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	912,154	427,000
Principal payments under Revolving Credit Facility (Note 4)	(850,154)	(341,000)
Issuances of Public Notes, net of original issue discount (Note 6)	215,638	—
Redemptions of Public Notes (Note 6)	(153,536)	—
Redemptions of Convertible Notes, net (Note 5)	(246,670)	(136,153)
Issuance of Convertible Notes (Note 5)	201,250	—
Issuances of Prospect Capital InterNotes® (Note 7)	124,643	69,428
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(130,846)	(293,851)
Financing costs paid and deferred	(26,057)	(1,724)
Dividends paid	(180,685)	(202,362)
Net Cash Used in Financing Activities	(134,263)	(478,662)
Net Increase (Decrease) in Cash	36,808	(220,520)
Cash at beginning of period	83,758	318,083
Cash at End of Period	$120,566	$97,563
Supplemental Disclosures
Cash paid for interest	$116,720	$117,523
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$16,722	$17,618
Cost basis of investments written off as worthless	$371	$20,235

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
(in thousands, except share data)

				March 31, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

CP Energy Services Inc.(20)	Energy Equipment & Services	Senior Secured Term Loan (13.81% (LIBOR + 11.00% with 1.00% LIBOR floor), due 12/29/2022)(11)	12/29/2017	$35,048	$35,048	$35,048	1.1%
		Series B Convertible Preferred Stock (16.00%, 790 shares)(16)	10/30/2015		63,225	63,225	1.9%
		Common Stock (102,924 shares)(16)	8/2/2013		81,203	27,308	0.8%
					179,476	125,581	3.8%
Credit Central Loan Company, LLC(21)	Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2024)(14)(46)	6/24/2014	54,979	51,590	54,979	1.7%
		Class A Units (10,640,642 units)(14)(16)	6/24/2014		13,730	14,098	0.4%
		Net Revenues Interest (25% of Net Revenues)(14)(16)	1/28/2015		—	473	—%
					65,320	69,550	2.1%
Echelon Transportation, LLC	Aerospace & Defense	Senior Secured Term Loan (12.25% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(13)(46)	3/31/2014	36,128	36,128	36,128	1.1%
		Senior Secured Term Loan (11.50% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 1.00% PIK, due 12/7/2024)(13)(46)	12/9/2016	18,063	18,063	18,063	0.5%
		Membership Interest (100%)(16)	3/31/2014		22,738	35,419	1.1%
					76,929	89,610	2.7%
First Tower Finance Company LLC(23)	Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 10.50% PIK, due 6/24/2024)(14)(46)	6/24/2014	272,170	272,170	272,170	8.2%
		Class A Units (95,709,910 units)(14)(16)	6/24/2014		81,146	205,788	6.2%
					353,316	477,958	14.4%
Freedom Marine Solutions, LLC(24)	Energy Equipment & Services	Membership Interest (100%)(16)	10/1/2009		43,892	14,120	0.4%
					43,892	14,120	0.4%
InterDent, Inc.(52)	Health Care Providers & Services	Senior Secured Term Loan A/B (2.75% (LIBOR + 0.25% with 0.75% LIBOR floor), due 9/5/2020)(13)	8/1/2018	14,000	14,000	14,000	0.4%
		Senior Secured Term Loan A (8.00% (LIBOR + 5.50% with 0.75% LIBOR floor), due 9/5/2020)(13)	8/3/2012	77,994	77,994	77,994	2.3%
		Senior Secured Term Loan B (16.00% PIK, due 9/5/2020)(46)	8/3/2012	111,598	111,598	111,598	3.4%
		Senior Secured Term Loan C (18.00% PIK, in non-accrual status effective 10/1/2018, due 9/5/2020)	3/22/2018	39,095	35,766	18,937	0.6%
		Senior Secured Term Loan D (1.00% PIK, in non-accrual status effective 10/1/2018, due 9/5/2020)	9/19/2018	5,027	5,001	—	—%
		Warrants (to purchase 99,900 shares of Common Stock, expires 9/19/2030)(16)	2/23/2018		—	—	—%
					244,359	222,529	6.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				March 31, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

MITY, Inc.(25)	Commercial Services & Supplies	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 1/30/2020)(3)(11)	9/19/2013	$26,250	$26,250	$26,250	0.8%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 1/30/2020)(3)(11)(46)	6/23/2014	25,918	25,918	18,039	0.5%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due 1/1/2028)(14)	9/19/2013	5,515	7,057	—	—%
		Common Stock (42,053 shares)(16)	9/19/2013		6,849	—	—%
					66,074	44,289	1.3%
National Property REIT Corp.(26)	Equity Real Estate Investment Trusts (REITs) / Online Lending	Senior Secured Term Loan A (6.50% (LIBOR + 3.50% with 3.00% LIBOR floor) plus 5.00% PIK, due 12/31/2023)(11)(46)	12/31/2018	433,553	433,553	433,553	13.0%
		Senior Secured Term Loan B (5.00% (LIBOR + 2.00% with 3.00% LIBOR floor) plus 5.50% PIK, due 12/31/2023)(11)(46)	12/31/2018	172,000	172,000	172,000	5.2%
		Common Stock (3,110,101 shares)	12/31/2013		163,836	263,982	7.9%
		Residual Profit Interest (25% of Residual Profit)	12/31/2018		—	87,779	2.6%
					769,389	957,314	28.7%
Nationwide Loan Company LLC(27)	Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)(14)(46)	6/18/2014	18,148	18,148	18,148	0.6%
		Class A Units (32,456,159 units)(14)(16)	1/31/2013		21,962	13,735	0.4%
					40,110	31,883	1.0%
NMMB, Inc.(28)	Media	Senior Secured Note (14.00%, due 5/6/2021)(3)	5/6/2011	3,714	3,714	3,714	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2021)(3)	6/12/2014	900	900	900	—%
		Series A Preferred Stock (7,200 shares)(16)	12/12/2013		7,200	11,432	0.4%
		Series B Preferred Stock (5,669 shares)(16)	12/12/2013		5,669	9,001	0.3%
					17,483	25,047	0.8%
Pacific World Corporation(40)	Personal Products	Revolving Line of Credit – $26,000 Commitment (9.75% (LIBOR + 7.25% with 1.00% LIBOR floor), due 9/26/2020)(13)(15)	9/26/2014	24,825	24,825	24,825	0.7%
		Senior Secured Term Loan A (7.75% PIK (LIBOR + 5.25% with 1.00% LIBOR floor), in non-accrual status effective 10/24/2018, due 9/26/2020)(13)	12/31/2014	99,214	96,000	99,214	3.0%
		Senior Secured Term Loan B (11.75% PIK (LIBOR + 9.25% with 1.00% LIBOR floor), in non-accrual status effective 5/21/2018, due 9/26/2020)(13)	12/31/2014	106,881	96,500	6,412	0.2%
		Convertible Preferred Equity (100,000 shares)(16)	6/15/2018		15,000	—	—%
		Common Stock (6,778,414 shares)(16)	9/29/2017		—	—	—%
					232,325	130,451	3.9%
R-V Industries, Inc.	Machinery	Senior Subordinated Note (11.61% (LIBOR + 9.00% with 1.00% LIBOR floor), due 3/31/2022)(3)(11)	6/12/2013	28,622	28,622	28,622	0.8%
		Common Stock (745,107 shares)(16)	6/26/2007		6,866	2,819	0.1%
					35,488	31,441	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				March 31, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

Universal Turbine Parts, LLC(54)	Trading Companies & Distributors	Delayed Draw Term Loan – $5,000 Commitment (10.25% (LIBOR + 7.75% with 2.50% LIBOR floor), due 9/30/2020)(15)	2/28/2019	$—	$—	$—	—%
		Senior Secured Term Loan A (8.56% (LIBOR + 5.75% with 1.00% LIBOR floor), due 7/22/2021)(11)	7/22/2016	30,875	30,875	30,080	0.9%
		Senior Secured Term Loan B (14.56% PIK (LIBOR + 11.75% with 1.00% LIBOR floor), in non-accrual status effective 7/1/2018, due 7/22/2021)(11)	7/22/2016	34,861	32,500	697	—%
		Common Stock (10,000 units)(16)	12/10/2018		—	—	—%
					63,375	30,777	0.9%
USES Corp.(30)	Commercial Services & Supplies	Senior Secured Term Loan A (9.00% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	3/31/2014	43,134	35,101	14,631	0.4%
		Senior Secured Term Loan B (15.50% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	3/31/2014	53,796	35,568	—	—%
		Common Stock (268,962 shares)(16)	6/15/2016		—	—	—%
					70,669	14,631	0.4%
Valley Electric Company, Inc.(31)	Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2024)(3)(11)(46)	12/31/2012	10,430	10,430	10,430	0.3%
		Senior Secured Note (8.00% plus 10.00% PIK, due 6/23/2024)(46)	6/24/2014	32,881	32,881	32,881	1.0%
		Consolidated Revenue Interest (2.0%)(38)	6/22/2018		—	3,095	0.1%
		Common Stock (50,000 shares)	12/31/2012		26,204	83,115	2.5%
					69,515	129,521	3.9%
Wolf Energy, LLC(32)	Energy Equipment & Services	Membership Interest (100%)(16)	7/1/2014		—	—	—%
		Membership Interest in Wolf Energy Services Company, LLC (100%)(16)	3/14/2017		3,896	—	—%
		Net Profits Interest (8% of Equity Distributions)(4)(16)	4/15/2013		—	14	—%
					3,896	14	—%
Total Control Investments (Level 3)					$2,331,616	$2,394,716	71.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				March 31, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Affiliate Investments (5.00% to 24.99% voting control)(48)

Edmentum Ultimate Holdings, LLC(22)	Diversified Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00% PIK, due 12/9/2021)(15)(46)	6/9/2015	$7,608	$7,608	$7,608	0.2%
		Unsecured Senior PIK Note (8.50% PIK, due 12/9/2021)(46)	6/9/2015	8,020	8,020	8,020	0.2%
		Unsecured Junior PIK Note (10.00% PIK, in non-accrual status effective 1/1/2017, due 12/9/2021)	6/9/2015	37,997	23,829	18,402	0.6%
		Class A Units (370,964 units)(16)	6/9/2015		6,577	—	—%
					46,034	34,030	1.0%
Nixon, Inc.(39)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)(16)	5/12/2017		—	—	—%
					—	—	—%
Targus Cayman HoldCo Limited(33)	Textiles, Apparel & Luxury Goods	Common Stock (7,383,395 shares)	5/24/2011		7,154	21,315	0.6%
					7,154	21,315	0.6%
United Sporting Companies, Inc.(18)	Distributors	Second Lien Term Loan (13.49% (LIBOR + 11.00% with 1.75% LIBOR floor) plus 2.00% PIK, in non-accrual status effective 4/1/2017, due 11/16/2019)(13)	9/28/2012	160,922	127,091	35,697	1.1%
		Common Stock (218,941 shares)(16)	5/2/2017		—	—	—%
					127,091	35,697	1.1%
Total Affiliate Investments (Level 3)					$180,279	$91,042	2.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				March 31, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8TH Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan (10.24% (LIBOR + 7.75%), due 10/1/2026)(3)(8)(13)	10/10/2018	$25,000	$24,823	$24,823	0.7%
					24,823	24,823	0.7%
ACE Cash Express, Inc.	Consumer Finance	Senior Secured Note (12.00%, due 12/15/2022)(8)(14)	12/15/2017	18,000	17,778	17,005	0.5%
					17,778	17,005	0.5%
AgaMatrix, Inc.	Health Care Equipment & Supplies	Senior Secured Term Loan (11.61% (LIBOR + 9.00% with 1.25% LIBOR floor), due 9/29/2022)(3)(11)	9/29/2017	34,510	34,510	33,260	1.0%
					34,510	33,260	1.0%
Apidos CLO IX	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 7/15/2023)(5)(14)(17)	7/11/2012	23,525	21	26	—%
					21	26	—%
Apidos CLO XI	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 9.24%, due 10/17/2028)(5)(14)	1/17/2013	40,500	33,471	27,599	0.8%
					33,471	27,599	0.8%
Apidos CLO XII	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.94%, due 4/15/2031)(5)(14)	4/18/2013	52,203	35,616	27,792	0.8%
					35,616	27,792	0.8%
Apidos CLO XV	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.08%, due 4/21/2031)(5)(14)	10/16/2013	48,515	37,036	27,059	0.8%
					37,036	27,059	0.8%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 10.49%, due 10/20/2027)(5)(6)(14)	10/14/2015	31,350	28,444	24,756	0.7%
					28,444	24,756	0.7%
Ark-La-Tex Wireline Services, LLC	Energy Equipment & Services	Escrow Receivable	4/8/2014		—	—	—%
					—	—	—%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	Revolving Line of Credit – $6,000 Commitment (11.55% (LIBOR + 8.75% with 2.00% LIBOR floor), due 2/21/2020)(11)(15)	2/21/2013	4,000	4,000	3,948	0.1%
		Senior Term Loan (11.55% (LIBOR + 8.75% with 2.00% LIBOR floor), due 2/21/2020)(3)(11)	2/21/2013	75,332	75,332	74,349	2.2%
					79,332	78,297	2.3%
Autodata, Inc./ Autodata Solutions, Inc.(9)	Software	Second Lien Term Loan (9.75% (LIBOR + 7.25%), due 12/12/2025)(3)(8)(13)	12/14/2017	6,000	5,975	6,000	0.2%
					5,975	6,000	0.2%
Barings CLO 2018-III (f/k/a Babson CLO Ltd. 2014-III)	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.42%, due 7/20/2029)(5)(6)(14)	6/14/2018	83,098	50,992	42,441	1.3%
					50,992	42,441	1.3%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	Senior Secured Note (11.11% (LIBOR + 8.50% with 1.25% LIBOR floor), due 12/02/2022)(3)(11)	12/4/2017	194,226	194,226	194,226	5.8%
					194,226	194,226	5.8%
Brookside Mill CLO Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 9.69%, due 1/17/2028)(5)(14)	5/23/2013	36,300	18,690	13,968	0.4%
					18,690	13,968	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				March 31, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

California Street CLO IX Ltd. (f/k/a Symphony CLO IX Ltd.)	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 9.07%, due 10/16/2028)(5)(14)	5/8/2012	$58,915	$41,754	$34,054	1.0%
					41,754	34,054	1.0%
Candle-Lite Company, LLC	Household Products	Senior Secured Term Loan A (8.13% (LIBOR + 5.50% with 1.25% LIBOR floor), due 1/23/2023)(3)(11)	1/23/2018	12,250	12,250	12,189	0.4%
		Senior Secured Term Loan B (12.13% (LIBOR + 9.50% with 1.25% LIBOR floor), due 1/23/2023)(3)(11)	1/23/2018	12,500	12,500	12,500	0.4%
					24,750	24,689	0.8%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan (10.75% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(8)(13)	10/7/2014	101,030	100,732	101,030	3.0%
					100,732	101,030	3.0%
Carlyle C17 CLO Limited (f/k/a Cent CLO 17 Limited)	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 21.77%, due 4/30/2031)(5)(14)	5/10/2018	24,870	14,423	12,709	0.4%
					14,423	12,709	0.4%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 22.15%, due 7/15/2030)(5)(6)(14)	6/29/2018	25,534	16,941	18,770	0.6%
					16,941	18,770	0.6%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 16.72%, due 10/20/2029)(5)(6)(14)	9/13/2016	32,200	33,708	28,846	0.9%
					33,708	28,846	0.9%
CCPI Inc.(19)	Electronic Equipment, Instruments & Components	Escrow Receivable	2/28/2019		—	2,192	0.1%
					—	2,192	0.1%
CCS-CMGC Holdings, Inc.	Health Care Providers & Services	Second Lien Term Loan (11.50% (LIBOR + 9.00%), due 10/1/2026)(3)(8)(13)	10/12/2018	35,000	34,340	33,688	1.0%
					34,340	33,688	1.0%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 17.44%, due 7/27/2030)(5)(6)(14)	6/18/2014	49,552	37,983	30,930	0.9%
					37,983	30,930	0.9%
Cent CLO 21 Limited	Structured Finance	Rated Secured Structured Note (11.92% (LIBOR + 8.65%), due 7/27/2030)(6)(11)(14)(37)	7/27/2018	10,591	9,999	10,750	0.3%
					9,999	10,750	0.3%
Centerfield Media Holding Company(35)	IT Services	Senior Secured Term Loan A (9.81% (LIBOR + 7.00% with 2.00% LIBOR floor), due 1/17/2022)(3)(11)	1/17/2017	74,451	74,451	74,451	2.2%
		Senior Secured Term Loan B (15.31% (LIBOR + 12.50% with 2.00% LIBOR floor), due 1/17/2022)(11)	1/17/2017	78,100	78,100	78,100	2.4%
					152,551	152,551	4.6%
CIFC Funding 2013-III-R, Ltd. (f/k/a CIFC Funding 2013-III, Ltd.)	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 15.38%, due 4/24/2031)(5)(14)	4/5/2018	44,100	29,369	25,437	0.8%
					29,369	25,437	0.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				March 31, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 17.09%, due 4/28/2031)(5)(14)	11/14/2013	$45,500	$32,365	$27,655	0.8%
					32,365	27,655	0.8%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.88%, due 10/17/2030)(5)(6)(14)	9/3/2014	44,467	30,424	24,138	0.7%
					30,424	24,138	0.7%
CIFC Funding 2014-V, Ltd.	Structured Finance	Rated Secured Structured Note (11.31% (LIBOR + 8.50%), due 10/17/2031)(6)(11)(14)(37)	9/27/2018	10,250	9,962	10,349	0.3%
					9,962	10,349	0.3%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.50%, due 10/21/2028)(5)(6)(14)	12/21/2016	34,000	31,258	29,384	0.9%
					31,258	29,384	0.9%
Cinedigm DC Holdings, LLC	Entertainment	Senior Secured Term Loan (11.63% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(11)(46)	2/28/2013	20,627	20,577	20,627	0.6%
					20,577	20,627	0.6%
Class Valuation, LLC (f/k/a Class Appraisal, LLC)	Real Estate Management & Development	Revolving Line of Credit – $1,500 Commitment (10.86% (LIBOR + 8.25% with 1.50% LIBOR floor), due 3/12/2020)(11)(15)	3/12/2018	—	—	—	—%
		Senior Secured Term Loan (10.86% (LIBOR + 8.25% with 1.50% LIBOR floor), due 3/10/2023)(3)(11)	3/12/2018	41,160	41,160	41,160	1.2%
					41,160	41,160	1.2%
Columbia Cent CLO 27 Limited	Structured Finance	Rated Secured Structured Note (11.12% (LIBOR + 8.29%), due 10/25/2028)(11)(14)(37)	10/25/2018	7,450	7,237	7,480	0.2%
					7,237	7,480	0.2%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 18.68%, due10/25/2028)(5)(14)	1/15/2014	40,275	22,735	25,977	0.8%
					22,735	25,977	0.8%
Coverall North America, Inc.	Commercial Services & Supplies	Senior Secured Term Loan A (8.81% (LIBOR + 6.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	11/2/2015	11,787	11,787	11,787	0.4%
		Senior Secured Term Loan B (13.81% (LIBOR + 11.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	11/2/2015	23,813	23,813	23,813	0.7%
					35,600	35,600	1.1%
CP VI Bella Midco	IT Services	Second Lien Term Loan (9.25% (LIBOR + 6.75%), due 12/29/2025)(3)(8)(13)	12/28/2017	11,500	11,487	11,487	0.3%
					11,487	11,487	0.3%
Digital Room, LLC	Commercial Services & Supplies	First Lien Term Loan (7.50% (LIBOR + 5.00% with 1.00% LIBOR floor), due 12/29/2023)(3)(8)(13)	2/9/2018	9,875	9,795	9,875	0.3%
		Second Lien Term Loan (11.25% (LIBOR + 8.75% with 1.00% LIBOR floor), due 12/29/2024)(3)(8)(13)	2/8/2018	57,100	56,389	57,100	1.7%
					66,184	66,975	2.0%
Dunn Paper, Inc.	Paper & Forest Products	Second Lien Term Loan (11.25% (LIBOR + 8.75% with 1.00% LIBOR floor), due 8/26/2023)(3)(8)(13)	10/7/2016	11,500	11,353	11,353	0.3%
					11,353	11,353	0.3%
Dynatrace, LLC	Software	Second Lien Term Loan (9.50% (LIBOR + 7.00%), due 8/23/2026)(3)(8)(13)	8/23/2018	2,735	2,728	2,734	0.1%
					2,728	2,734	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				March 31, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Easy Gardener Products, Inc.	Household Durables	Senior Secured Term Loan (12.81% (LIBOR + 10.00% with 0.25% LIBOR floor), due 09/30/2020)(3)(11)	10/2/2015	$16,056	$16,056	$14,765	0.4%
					16,056	14,765	0.4%
Engine Group, Inc.(7)	Media	Senior Secured Term Loan (7.60% (LIBOR + 5.00% with 1.00% LIBOR floor), due 9/15/2022)(8)(11)	9/25/2017	4,391	4,391	3,954	0.1%
		Second Lien Term Loan (11.60% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/15/2023)(3)(8)(11)	9/25/2017	35,000	35,000	28,407	0.9%
					39,391	32,361	1.0%
EXC Holdings III Corp	Technology Hardware, Storage & Peripherals	Second Lien Term Loan (10.31% (LIBOR + 7.50% with 1.00% LIBOR floor), due 12/01/2025)(3)(8)(11)	12/5/2017	12,500	12,396	12,396	0.4%
					12,396	12,396	0.4%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.31%, due 10/15/2030)(5)(14)	3/14/2013	50,525	35,806	28,328	0.9%
					35,806	28,328	0.9%
Galaxy XXVII CLO, Ltd. (f/k/a Galaxy XVI CLO, Ltd.)	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 11.50%, due 5/16/2031)(5)(14)	4/17/2018	24,575	16,735	13,062	0.4%
					16,735	13,062	0.4%
Galaxy XXVIII CLO, Ltd. (f/k/a Galaxy XVII CLO, Ltd.)	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 10.99%, due 7/15/2031)(5)(6)(14)	6/27/2014	39,905	29,748	20,516	0.6%
					29,748	20,516	0.6%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Rated Secured Structured Note (11.96% (LIBOR + 8.48%), due 7/15/2031)(6)(11)(14)(37)	7/16/2018	6,658	6,187	6,784	0.2%
					6,187	6,784	0.2%
Global Tel*Link Corporation	Diversified Telecommunication Services	Second Lien Term Loan (10.75% (LIBOR + 8.25%), due 11/29/2026)(3)(8)(13)	12/4/2018	26,750	26,296	26,296	0.8%
					26,296	26,296	0.8%
GlobalTranz Enterprises, Inc.	Air Freight & Logistics	Second Lien Term Loan (10.50% (LIBOR + 8.00%), due 10/16/2026)(3)(8)(13)	10/25/2018	12,500	12,322	12,704	0.4%
					12,322	12,704	0.4%
H.I.G. ECI Merger Sub, Inc.	IT Services	Senior Secured Term Loan A (8.31% (LIBOR + 5.50% with 1.50% LIBOR floor), due 5/31/2023)(3)(11)	5/31/2018	44,352	44,352	44,352	1.3%
		Senior Secured Term Loan B (13.31% (LIBOR + 10.50% with 1.50% LIBOR floor), due 5/31/2023)(3)(11)	5/31/2018	29,900	29,900	29,416	0.9%
					74,252	73,768	2.2%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 8/15/2023)(5)(14)(17)	8/21/2012	23,188	3,804	564	—%
					3,804	564	—%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 4/15/2025)(5)(14)(17)	3/28/2013	40,400	20,218	8,841	0.3%
					20,218	8,841	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				March 31, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2014-1 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 4/18/2026)(5)(14)(17)	3/6/2014	$24,500	$12,130	$5,446	0.2%
					12,130	5,446	0.2%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 4/28/2025)(5)(6)(14)(17)	4/28/2014	41,164	21,322	5,847	0.2%
					21,322	5,847	0.2%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 16.33%, due 10/18/2027)(5)(6)(14)	9/3/2015	39,598	33,354	29,922	0.9%
					33,354	29,922	0.9%
Halyard MD OPCO, LLC	Media	Revolving Line of Credit – $2,000 Commitment (10.61% (LIBOR + 8.00%), due 2/6/2020)(11)(15)	8/6/2018	—	—	—	—%
		First Lien Term Loan (10.61% (LIBOR + 8.00% with 2.00% LIBOR floor), due 8/6/2023)(3)(11)	8/6/2018	11,700	11,700	11,700	0.4%
					11,700	11,700	0.4%
Harbortouch Payments, LLC	Commercial Services & Supplies	Escrow Receivable	3/31/2014	—	—	1,008	—%
					—	1,008	—%
HarbourView CLO VII-R, Ltd. (f/k/a HarbourView CLO VII, Ltd.)	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 20.98%, due 7/18/2031)(5)(6)(14)	6/10/2015	19,025	13,469	12,512	0.4%
					13,469	12,512	0.4%
Help/Systems Holdings, Inc.	Software	Second Lien Term Loan (10.25% (LIBOR + 7.75%), due 3/27/2026)(3)(8)(13)	4/17/2018	12,499	12,455	12,455	0.4%
					12,455	12,455	0.4%
Ingenio, LLC	Interactive Media & Services	Senior Secured Term Loan (10.11% (LIBOR + 7.50% with 1.25% LIBOR floor), due 9/26/2022)(3)(8)(11)	9/25/2017	9,647	9,647	9,647	0.3%
					9,647	9,647	0.3%
Inpatient Care Management Company, LLC	Health Care Providers & Services	Senior Secured Term Loan (10.81% (LIBOR + 8.00% with 1.00% LIBOR floor), due 6/8/2021)(3)(11)	6/8/2016	19,583	19,583	19,583	0.6%
					19,583	19,583	0.6%
Janus International Group, LLC	Building Products	Second Lien Term Loan (10.25% (LIBOR + 7.75% with 1.00% LIBOR floor), due 2/12/2026)(3)(8)(13)	2/22/2018	20,000	19,836	19,836	0.6%
					19,836	19,836	0.6%
JD Power and Associates	Capital Markets	Second Lien Term Loan (11.00% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/7/2024)(3)(8)(13)	9/16/2016	25,222	25,079	25,222	0.8%
					25,079	25,222	0.8%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 13.79%, due 10/20/2031)(5)(6)(14)	7/28/2015	23,594	18,190	12,859	0.4%
					18,190	12,859	0.4%
K&N Parent, Inc.	Auto Components	Second Lien Term Loan (11.25% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/21/2024)(3)(8)(13)	10/20/2016	25,887	25,430	25,430	0.8%
					25,430	25,430	0.8%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				March 31, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Keystone Acquisition Corp.(36)	Health Care Providers & Services	Second Lien Term Loan (11.85% (LIBOR + 9.25% with 1.00% LIBOR floor), due 5/1/2025)(3)(8)(11)	5/18/2017	$50,000	$50,000	$50,000	1.5%
					50,000	50,000	1.5%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 15.00%, due 7/21/2031)(5)(14)	7/11/2013	49,934	27,462	22,665	0.7%
					27,462	22,665	0.7%
Madison Park Funding IX, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 8/15/2022)(5)(14)(17)	7/18/2012	43,110	1,958	1,261	—%
					1,958	1,261	—%
MedMark Services, Inc.(51)	Health Care Providers & Services	Second Lien Term Loan (10.74% (LIBOR + 8.25% with 1.00% LIBOR floor), due 3/1/2025)(3)(8)(13)	3/16/2018	7,000	6,940	6,940	0.2%
					6,940	6,940	0.2%
Memorial MRI & Diagnostic, LLC	Health Care Providers & Services	Senior Secured Term Loan (11.11% (LIBOR + 8.50% with 1.00% LIBOR floor), due 3/16/2022)(3)(11)	3/16/2017	36,355	36,355	36,355	1.1%
					36,355	36,355	1.1%
Mobile Posse, Inc.	Media	First Lien Term Loan (11.11% (LIBOR + 8.50% with 2.00% LIBOR floor), due 4/3/2023)(3)(11)	4/3/2018	26,800	26,800	26,800	0.8%
					26,800	26,800	0.8%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 11.83%, due 10/15/2030)(5)(14)	5/1/2013	43,650	29,083	21,543	0.6%
					29,083	21,543	0.6%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 20.60%, due 7/15/2031)(5)(6)(14)	6/25/2015	47,830	29,321	32,900	1.0%
					29,321	32,900	1.0%
MRP Holdco, Inc.	Professional Services	Senior Secured Term Loan A (7.50% (LIBOR + 5.00% with 1.50% LIBOR floor), due 4/17/2024)(3)(13)	4/17/2018	54,237	54,237	54,237	1.6%
		Senior Secured Term Loan B (11.50% (LIBOR + 9.00% with 1.50% LIBOR floor), due 4/17/2024)(13)	4/17/2018	55,000	55,000	55,000	1.7%
					109,237	109,237	3.3%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 13.18%, due 7/19/2030)(5)(14)	2/20/2013	42,064	32,925	26,332	0.8%
					32,925	26,332	0.8%
Octagon Investment Partners 18-R Ltd. (f/k/a Octagon Investment Partners XVIII, Ltd.)	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 17.89%, due 4/16/2031)(5)(6)(14)	8/17/2015	46,016	27,341	24,837	0.7%
					27,341	24,837	0.7%
Pearl Intermediate Parent LLC	Health Care Providers & Services	Second Lien Term Loan (8.74% (LIBOR + 6.25%), due 2/15/2026)(3)(8)(13)	2/28/2018	5,000	4,978	4,978	0.1%
					4,978	4,978	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				March 31, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

PeopleConnect Intermediate, LLC (f/k/a Intelius, Inc.)	Interactive Media & Services	Revolving Line of Credit – $1,000 Commitment (12.30% (LIBOR + 9.50% with 1.00% LIBOR floor), due 7/1/2020)(11)(15)	7/1/2015	$500	$500	$500	—%
		Senior Secured Term Loan A (9.30% (LIBOR + 6.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)	7/1/2015	18,190	18,190	18,190	0.6%
		Senior Secured Term Loan B (15.30% (LIBOR + 12.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)	7/1/2015	19,844	19,844	19,844	0.6%
					38,534	38,534	1.2%
PGX Holdings, Inc.	Diversified Consumer Services	Second Lien Term Loan (11.50% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(13)	9/29/2014	100,091	100,091	98,590	3.0%
					100,091	98,590	3.0%
Photonis Technologies SAS	Electronic Equipment, Instruments & Components	First Lien Term Loan (10.00% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(3)(8)(13)(14)	9/10/2013	12,872	12,736	12,872	0.4%
					12,736	12,872	0.4%
PlayPower, Inc.	Leisure Products	Second Lien Term Loan (11.25% (LIBOR + 8.75% with 1.00% LIBOR floor), due 6/23/2022)(3)(8)(13)	6/23/2015	11,000	10,922	10,968	0.3%
					10,922	10,968	0.3%
Research Now Group, Inc. & Survey Sampling International LLC	Professional Services	First Lien Term Loan (8.00% (LIBOR + 5.50% with 1.00% LIBOR floor), due 12/20/2024)(3)(8)(13)	1/5/2018	9,875	9,447	9,875	0.3%
		Second Lien Term Loan (12.00% (LIBOR + 9.50% with 1.00% LIBOR floor), due 12/20/2025)(3)(8)(13)	1/5/2018	50,000	47,068	49,955	1.5%
					56,515	59,830	1.8%
RGIS Services, LLC	Commercial Services & Supplies	Senior Secured Term Loan (10.24% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(3)(8)(11)	4/20/2017	6,786	6,759	5,997	0.2%
		Senior Secured Term Loan (10.00% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(3)(8)(13)	4/20/2017	8,278	8,245	7,315	0.2%
					15,004	13,312	0.4%
RME Group Holding Company	Media	Senior Secured Term Loan A (8.61% (LIBOR + 6.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	5/4/2017	29,383	29,383	29,294	0.9%
		Senior Secured Term Loan B (13.61% (LIBOR + 11.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	5/4/2017	22,861	22,861	22,861	0.7%
					52,244	52,155	1.6%
Rocket Software, Inc.	Software	Second Lien Term Loan (10.75% (LIBOR + 8.25%), due 11/27/2026)(3)(8)(13)	12/7/2018	50,000	49,521	50,000	1.5%
					49,521	50,000	1.5%
Romark WM-R Ltd. (f/k/a Washington Mill CLO Ltd.)	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 13.78%, due 4/20/2031)(5)(6)(14)	5/15/2014	27,725	22,516	16,671	0.5%
					22,516	16,671	0.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				March 31, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Rosa Mexicano	Hotels, Restaurants & Leisure	Revolving Line of Credit – $2,500 Commitment (10.11% (LIBOR + 7.50% with 1.50% LIBOR floor), due 3/29/2023(11)(15)	3/29/2018	$—	$—	$—	—%
		Senior Secured Term Loan (10.11% (LIBOR + 7.50% with 1.50% LIBOR floor), due 3/29/2023(3)(11)	3/29/2018	28,363	28,363	28,363	0.9%
					28,363	28,363	0.9%
SCS Merger Sub, Inc.	IT Services	Second Lien Term Loan (12.00% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/30/2023)(3)(8)(13)	11/6/2015	20,000	19,661	20,000	0.6%
					19,661	20,000	0.6%
Securus Technologies Holdings, Inc.	Communications Equipment	Second Lien Term Loan (10.75% (LIBOR + 8.25% with 1.00% LIBOR floor), due 11/01/2025)(3)(8)(13)	11/3/2017	50,662	50,497	50,497	1.5%
					50,497	50,497	1.5%
SEOTownCenter, Inc.	IT Services	Senior Secured Term Loan A (10.11% (LIBOR + 7.50% with 2.00% LIBOR floor), due 4/07/2023)(3)(11)	4/10/2018	26,500	26,500	26,500	0.8%
		Senior Secured Term Loan B (15.11% (LIBOR + 12.50% with 2.00% LIBOR floor), due 4/07/2023)(3)(11)	4/10/2018	19,000	19,000	19,000	0.6%
					45,500	45,500	1.4%
SESAC Holdco II LLC	Entertainment	Second Lien Term Loan (9.75% (LIBOR + 7.25% with 1.00% LIBOR floor), due 2/23/2025)(3)(8)(13)	3/2/2017	8,000	7,953	7,953	0.2%
					7,953	7,953	0.2%
SMG US Midco	Hotels, Restaurants & Leisure	Second Lien Term Loan (9.50% (LIBOR + 7.00%), due 1/23/2026)(3)(8)(13)	1/23/2018	7,500	7,484	7,484	0.2%
					7,484	7,484	0.2%
Spartan Energy Services, Inc.	Energy Equipment & Services	Senior Secured Term Loan A (10.49% (LIBOR + 8.00% with 1.00% LIBOR floor), due 4/15/2019)(13)	10/20/2014	13,156	13,156	13,103	0.4%
		Senior Secured Term Loan B (16.49% PIK (LIBOR + 14.00% with 1.00% LIBOR floor), due 4/15/2019)(13)(46)	10/20/2014	20,372	20,372	20,210	0.6%
					33,528	33,313	1.0%
Spectrum Holdings III Corp	Health Care Equipment & Supplies	Second Lien Term Loan (9.50% (LIBOR + 7.00% with 1.00% LIBOR floor), due 1/31/2026)(3)(8)(13)	1/31/2018	7,500	7,468	7,202	0.2%
					7,468	7,202	0.2%
Strategic Materials	Household Durables	Second Lien Term Loan (10.49% (LIBOR + 7.75% with 1.00% LIBOR floor), due 11/1/2025)(3)(8)(11)	11/1/2017	7,000	6,942	5,634	0.2%
					6,942	5,634	0.2%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interests(43)	12/4/2006		—	—	—%
					—	—	—%
Sudbury Mill CLO Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 6.72%, due 1/17/2026)(5)(14)	12/5/2013	28,200	15,711	13,262	0.4%
					15,711	13,262	0.4%
Symphony CLO XIV Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 7/14/2026)(5)(6)(14)(17)	5/29/2014	49,250	31,890	20,762	0.6%
					31,890	20,762	0.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				March 31, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.76%, due 1/17/2032)(5)(14)	11/17/2014	$63,831	$42,785	$21,959	0.7%
					42,785	21,959	0.7%
Symphony CLO XV, Ltd.	Structured Finance	Rated Secured Structured Note (11.83% (LIBOR + 8.68%), due 1/17/2032)(11)(14)(37)	12/24/2018	12,000	11,398	12,157	0.4%
					11,398	12,157	0.4%
TGP HOLDINGS III LLC	Household Durables	Second Lien Term Loan (11.10% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/25/2025)(8)(11)	10/3/2017	3,000	2,963	2,963	0.1%
					2,963	2,963	0.1%
TouchTunes Interactive Networks, Inc.	Entertainment	Second Lien Term Loan (10.73% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(3)(8)(13)	5/29/2015	14,000	13,940	14,000	0.4%
					13,940	14,000	0.4%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan (11.11% (LIBOR + 8.50% with 1.50% LIBOR floor), due 1/26/2023)(3)(11)	1/26/2018	173,274	173,274	173,274	5.2%
					173,274	173,274	5.2%
Transplace Holdings, Inc.	Transportation Infrastructure	Second Lien Term Loan (11.23% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/6/2025)(3)(8)(13)	10/5/2017	28,104	27,557	28,104	0.8%
					27,557	28,104	0.8%
Turning Point Brands, Inc.(42)	Tobacco	Second Lien Term Loan (9.48% (LIBOR + 7.00%), due 3/7/2024)(3)(8)(13)	2/17/2017	14,500	14,412	14,500	0.4%
					14,412	14,500	0.4%
Universal Fiber Systems, LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan (12.00% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/02/2022)(3)(8)(13)	10/2/2015	37,000	36,631	36,631	1.1%
					36,631	36,631	1.1%
USG Intermediate, LLC	Leisure Products	Revolving Line of Credit – $2,000 Commitment (11.75% (LIBOR + 9.25% with 1.00% LIBOR floor), due 8/24/2019)(13)(15)	4/15/2015	1,500	1,500	1,500	—%
		Senior Secured Term Loan A (9.25% (LIBOR + 6.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(13)	4/15/2015	8,072	8,072	8,072	0.3%
		Senior Secured Term Loan B (14.25% (LIBOR + 11.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(13)	4/15/2015	19,747	19,747	19,747	0.6%
		Equity(16)	4/15/2015	—	1	—	—%
					29,320	29,319	0.9%
UTZ Quality Foods, LLC	Food Products	Second Lien Term Loan (9.75% (LIBOR + 7.25%), due 11/21/2025)(3)(8)(13)	11/21/2017	10,000	9,896	9,995	0.3%
					9,896	9,995	0.3%
VC GB Holdings, Inc.	Household Durables	Subordinated Secured Term Loan (10.50% (LIBOR + 8.00% with 1.00% LIBOR floor), due 2/28/2025)(3)(8)(13)	2/28/2017	14,433	14,197	14,433	0.4%
					14,197	14,433	0.4%
Venio LLC	Professional Services	Second Lien Term Loan (4.00% plus 10.31% PIK (LIBOR + 7.50% with 2.50% LIBOR floor), due 2/19/2020)(11)(46)	2/19/2014	23,762	21,290	21,750	0.7%
					21,290	21,750	0.7%
Voya CLO 2012-2, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	8/28/2012	38,070	450	584	—%
					450	584	—%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				March 31, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Voya CLO 2012-3, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	10/18/2012	$46,632	$—	$583	—%
					—	583	—%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.11%, due 10/16/2028)(5)(14)	11/29/2012	40,613	31,067	28,286	0.8%
					31,067	28,286	0.8%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.88%, due 4/18/2031)(5)(6)(14)	3/13/2014	40,773	29,600	23,454	0.7%
					29,600	23,454	0.7%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 13.76%, due 10/20/2031)(5)(6)(14)	10/27/2016	28,100	27,366	23,356	0.7%
					27,366	23,356	0.7%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 13.35%, due 7/20/2030)(5)(6)(14)	7/12/2017	44,885	49,652	43,235	1.3%
					49,652	43,235	1.3%
VT Topco, Inc.	Commercial Services & Supplies	Second Lien Term Loan (9.60% (LIBOR + 7.00%), due 8/17/2026)(3)(8)(11)	8/23/2018	7,000	6,968	6,968	0.2%
					6,968	6,968	0.2%
Wink Holdco, Inc.	Insurance	Second Lien Term Loan (9.25% (LIBOR + 6.75% with 1.00% LIBOR floor), due 12/1/2025)(3)(8)(13)	12/1/2017	3,000	2,988	2,945	0.1%
					2,988	2,945	0.1%
	Total Non-Control/Non-Affiliate Investments (Level 3)				$3,437,174	$3,214,915	96.5%

		Total Portfolio Investments (Level 3)			$5,949,069	$5,700,673	171.1%

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date (53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

ACE Cash Express, Inc.	Texas / Consumer Finance	Senior Secured Note (12.00%, due 12/15/2022)(8)(14)	12/15/2017	$20,000	$19,733	$21,594	0.6%
					19,733	21,594	0.6%
AgaMatrix, Inc.	New Hampshire / Healthcare Equipment and Supplies	Senior Secured Term Loan (11.33% (LIBOR + 9.00% with 1.25% LIBOR floor), due 9/29/2022)(3)(11)	9/29/2017	35,815	35,815	35,815	1.1%
					35,815	35,815	1.1%
American Gilsonite Company(34)	Utah / Chemicals	Membership Interest (0.05%, 131 shares)(16)	3/14/2008		—	—	—%
					—	—	—%
Apidos CLO IX	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 7/15/2023)(5)(14)(17)	7/11/2012	23,525	21	76	—%
					21	76	—%
Apidos CLO XI	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 7.80%, due 1/17/2028)(5)(14)	1/17/2013	40,500	32,397	25,000	0.7%
					32,397	25,000	0.7%
Apidos CLO XII	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 15.35%, due 4/15/2031)(5)(14)	4/18/2013	52,203	35,014	26,518	0.8%
					35,014	26,518	0.8%
Apidos CLO XV	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.14%, due 4/20/2031)(5)(14)	10/16/2013	48,515	35,776	26,960	0.8%
					35,776	26,960	0.8%
Apidos CLO XXII	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.65%, due 10/20/2027)(5)(6)(14)	10/14/2015	31,350	27,496	25,047	0.7%
					27,496	25,047	0.7%
Ark-La-Tex Wireline Services, LLC	Louisiana / Energy Equipment & Services	Senior Secured Term Loan B (13.59% (LIBOR + 11.50% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 4/8/2019)(13)	4/8/2014	25,595	1,145	787	—%
					1,145	787	—%
Armor Holding II LLC	New York / Commercial Services & Supplies	Second Lien Term Loan (11.10% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(8)(13)	6/26/2018	7,000	6,949	7,000	0.2%
					6,949	7,000	0.2%
Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Health Care Providers & Services	Revolving Line of Credit – $7,000 Commitment (10.81% (LIBOR + 8.50% with 1.50% LIBOR floor), due 8/21/2019)(11)(15)	2/21/2013	7,000	7,000	6,900	0.2%
		Senior Term Loan (10.81% (LIBOR + 8.50% with 1.50% LIBOR floor), due 2/21/2020)(3)(11)	2/21/2013	77,713	77,713	76,607	2.2%
					84,713	83,507	2.4%
ATS Consolidated, Inc.	Arizona / Electronic Equipment, Instruments & Components	Second Lien Term Loan (9.84% (LIBOR + 7.75%, due 2/27/2026)(8)(13)	3/19/2018	15,000	14,856	14,873	0.4%
					14,856	14,873	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date (53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Autodata, Inc. / Autodata Solutions, Inc.(9)	Canada / Software	Second Lien Term Loan (9.34% (LIBOR + 7.25% with 1.00% LIBOR floor), due 12/12/2025)(8)(13)	12/14/2017	$6,000	$5,972	$5,972	0.2%
					5,972	5,972	0.2%
Barings CLO 2018-III (f/k/a Babson CLO Ltd. 2014-III)	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 11.35%, due 7/20/2029)(5)(6)(14)	6/14/2018	83,098	49,688	46,933	1.4%
					49,688	46,933	1.4%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Note (10.33% (LIBOR + 8.00% with 1.25% LIBOR floor), due 12/02/2022)(3)(11)	12/4/2017	274,009	274,009	274,009	8.0%
					274,009	274,009	8.0%
Brookside Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 8.73%, due 1/18/2028)(5)(14)	5/23/2013	36,300	19,287	13,466	0.4%
					19,287	13,466	0.4%
California Street CLO IX Ltd. (f/k/a Symphony CLO IX Ltd.)	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.20%, due 10/16/2028)(5)(14)	5/8/2012	58,915	41,645	35,852	1.1%
					41,645	35,852	1.1%
Candle-Lite Company, LLC	Ohio / Household & Personal Products	Senior Secured Term Loan A (7.81% (LIBOR + 5.50% with 1.25% LIBOR floor), due 1/23/2023)(3)(11)	1/23/2018	12,438	12,438	12,438	0.3%
		Senior Secured Term Loan B (11.81% (LIBOR + 9.50% with 1.25% LIBOR floor), due 1/23/2023)(3)(11)	1/23/2018	12,500	12,500	12,500	0.4%
					24,938	24,938	0.7%
Capstone Logistics Acquisition, Inc.	Georgia / Commercial Services & Supplies	Second Lien Term Loan (10.34% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(8)(13)	10/7/2014	101,030	100,669	100,136	2.9%
					100,669	100,136	2.9%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 20.73%, due 7/15/2030)(5)(6)(14)	6/29/2018	25,534	17,832	18,807	0.6%
					17,832	18,807	0.6%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 18.00%, due 10/20/2029)(5)(6)(14)	9/13/2016	32,200	32,364	29,080	0.9%
					32,364	29,080	0.9%
Carlyle C17 CLO Limited (f/k/a Cent CLO 17 Limited)	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 18.34%, due 4/30/2031)(5)(14)	5/10/2018	24,870	15,140	15,196	0.4%
					15,140	15,196	0.4%
Cent CLO 20 Limited	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 15.40%, due 1/25/2026)(5)(14)	1/15/2014	40,275	31,692	28,269	0.8%
					31,692	28,269	0.8%
Cent CLO 21 Limited	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 17.56%, due 7/27/2026)(5)(6)(14)	6/18/2014	48,528	36,311	33,703	1.0%
					36,311	33,703	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date (53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Centerfield Media Holding Company(35)	California / Internet Software & Services	Senior Secured Term Loan A (9.31% (LIBOR + 7.00% with 2.00% LIBOR floor), due 1/17/2022)(3)(11)	1/17/2017	$66,300	$66,300	$66,300	1.9%
		Senior Secured Term Loan B (14.81% (LIBOR + 12.50% with 2.00% LIBOR floor), due 1/17/2022)(11)	1/17/2017	68,000	68,000	68,000	2.0%
					134,300	134,300	3.9%
CIFC Funding 2013-III-R, Ltd. (f/k/a CIFC Funding 2013-III, Ltd.)	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.43%, due 4/24/2031)(5)(14)	4/5/2018	44,100	27,624	25,250	0.7%
					27,624	25,250	0.7%
CIFC Funding 2013-IV, Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.31%, due 4/28/2031)(5)(14)	11/14/2013	45,500	31,503	27,697	0.8%
					31,503	27,697	0.8%
CIFC Funding 2014-IV Investor, Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 8.46%, due 10/19/2026)(5)(6)(14)	9/3/2014	41,500	28,512	23,715	0.7%
					28,512	23,715	0.7%
CIFC Funding 2016-I, Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 13.11%, due 10/21/2028)(5)(6)(14)	12/21/2016	34,000	31,179	27,998	0.8%
					31,179	27,998	0.8%
Cinedigm DC Holdings, LLC	New York / Media	Senior Secured Term Loan (11.31% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(11)(46)	2/28/2013	31,460	31,410	31,460	0.9%
					31,410	31,460	0.9%
Class Appraisal, LLC	Michigan / Real Estate Management & Development	Revolving Line of Credit – $1,500 Commitment (10.58% (LIBOR + 8.25% with 1.50% LIBOR floor), due 3/12/2020)(11)(15)	3/12/2018	—	—	—	—%
		Senior Secured Term Loan (10.58% (LIBOR + 8.25% with 1.50% LIBOR floor), due 3/10/2023)(3)(11)	3/12/2018	41,860	41,860	41,860	1.2%
					41,860	41,860	1.2%
Coverall North America, Inc.	Florida / Commercial Services & Supplies	Senior Secured Term Loan A (8.31% (LIBOR + 6.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	11/2/2015	19,100	19,100	19,100	0.6%
		Senior Secured Term Loan B (13.31% (LIBOR + 11.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	11/2/2015	24,750	24,750	24,750	0.7%
					43,850	43,850	1.3%
CP VI Bella Midco	Pennsylvania / IT Services	Second Lien Term Loan (8.84% (LIBOR + 6.75%, due 12/29/2025)(8)(13)	12/28/2017	2,000	1,990	1,990	0.1%
					1,990	1,990	0.1%
CURO Financial Technologies Corp.	Canada / Consumer Finance	Senior Secured Notes (12.00%, due 3/1/2022)(8)(14)	2/1/2017	10,896	10,837	11,844	0.3%
					10,837	11,844	0.3%
Digital Room, LLC	California / Commercial Services & Supplies	First Lien Term Loan (7.10% (LIBOR + 5.00% with 1.00% LIBOR floor), due 12/29/2023)(3)(8)(13)	2/9/2018	9,950	9,857	9,925	0.3%
		Second Lien Term Loan (10.85% (LIBOR + 8.75% with 1.00% LIBOR floor), due 12/29/2024)(3)(8)(13)	2/8/2018	57,100	56,295	57,100	1.7%
					66,152	67,025	2.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date (53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Dunn Paper, Inc.	Georgia / Paper & Forest Products	Second Lien Term Loan (10.84% (LIBOR + 8.75% with 1.00% LIBOR floor), due 8/26/2023)(3)(8)(13)	10/7/2016	$11,500	$11,328	$11,226	0.3%
					11,328	11,226	0.3%
Easy Gardener Products, Inc.	Texas / Household Durables	Senior Secured Term Loan (12.31% (LIBOR + 10.00% with 0.25% LIBOR floor), due 09/30/2020)(11)	10/2/2015	16,894	16,894	15,728	0.5%
					16,894	15,728	0.5%
Engine Group, Inc.(7)	California / Media	Senior Secured Term Loan (7.08% (LIBOR + 4.75% with 1.00% LIBOR floor), due 9/15/2022)(8)(11)	9/25/2017	4,813	4,813	4,813	0.1%
		Second Lien Term Loan (11.08% (LIBOR + 8.75% with 1.00% LIBOR floor), due 9/15/2023)(3)(8)(11)	9/25/2017	35,000	35,000	35,000	1.0%
					39,813	39,813	1.1%
EXC Holdings III Corp	Massachusetts / Technology Hardware, Storage & Peripherals	Second Lien Term Loan (9.97% (LIBOR + 7.50% with 1.00% LIBOR floor), due 12/01/2025)(8)(10)	12/5/2017	12,500	12,384	12,500	0.4%
					12,384	12,500	0.4%
Fleetwash, Inc.	New Jersey / Commercial Services & Supplies	Senior Secured Term Loan B (11.31% (LIBOR + 9.00% with 1.00% LIBOR floor), due 4/30/2022)(3)(11)	4/30/2014	21,544	21,544	21,544	0.6%
		Delayed Draw Term Loan – $15,000 Commitment (10.31% (LIBOR + 8.00% with 1.00% LIBOR floor), expires 4/30/2022)(11)(15)	4/30/2014	—	—	—	—%
					21,544	21,544	0.6%
Galaxy XV CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.42%, due 10/15/2030)(5)(14)	3/14/2013	50,525	34,853	30,457	0.9%
					34,853	30,457	0.9%
Galaxy XXVII CLO, Ltd. (f/k/a Galaxy XVI CLO, Ltd.)	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 13.57%, due 5/16/2031)(5)(14)	4/17/2018	24,575	16,936	13,688	0.4%
					16,936	13,688	0.4%
Galaxy XXVIII CLO, Ltd. (f/k/a Galaxy XVII CLO, Ltd.)	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 10.89%, due 7/15/2031)(5)(6)(14)	6/27/2014	39,905	28,009	22,335	0.7%
					28,009	22,335	0.7%
Galaxy XXVIII CLO, Ltd.	Cayman Islands / Structured Finance	Rated Secured Structured Note (LIBOR + 8.48%, due 7/15/2031)(6)(11)(14)(37)		6,658	6,159	6,159	0.2%
					6,159	6,159	0.2%
H.I.G. ECI Merger Sub, Inc.	Massachusetts / IT Services	Revolving Line of Credit – $5,000 Commitment (9.81% (LIBOR + 7.50% with 1.50% LIBOR floor), due 9/30/2018)(11)	5/31/2018	—	—	—	—%
		Senior Secured Term Loan A (7.81% (LIBOR + 5.50% with 1.50% LIBOR floor), due 5/31/2023)(11)	5/31/2018	44,688	44,688	44,688	1.3%
		Senior Secured Term Loan B (12.81% (LIBOR + 10.50% with 1.50% LIBOR floor), due 5/31/2023)(11)	5/31/2018	29,900	29,900	29,900	0.9%
					74,588	74,588	2.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date (53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2012-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 8/15/2023)(5)(14)(17)	8/21/2012	$23,188	$3,869	$3,125	0.1%
					3,869	3,125	0.1%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 4/15/2025)(5)(14)(17)	3/28/2013	40,400	22,057	11,017	0.3%
					22,057	11,017	0.3%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 10.30%, due 4/18/2026)(5)(14)	3/6/2014	24,500	14,007	11,647	0.3%
					14,007	11,647	0.3%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 8.64%, due 4/28/2025)(5)(6)(14)	4/28/2014	41,164	24,290	19,050	0.6%
					24,290	19,050	0.6%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 19.80%, due 10/18/2027)(5)(6)(14)	9/3/2015	39,598	34,675	32,513	1.0%
					34,675	32,513	1.0%
Harbortouch Payments, LLC	Pennsylvania / Commercial Services & Supplies	Escrow Receivable	3/31/2014		—	917	—%
					—	917	—%
HarbourView CLO VII-R, Ltd. (f/k/a HarbourView CLO VII, Ltd.)	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 18.94%, due 7/18/2031)(5)(6)(14)	6/10/2015	19,025	13,411	13,689	0.4%
					13,411	13,689	0.4%
Help/Systems Holdings, Inc.	Minnesota / Software	Second Lien Term Loan (9.84% (LIBOR + 7.75%, due 3/27/2026)(8)(13)	4/17/2018	11,293	11,244	11,293	0.3%
					11,244	11,293	0.3%
Ingenio, LLC	California / Internet Software & Services	Senior Secured Term Loan (9.82% (LIBOR + 7.50% with 1.25% LIBOR floor), due 9/26/2022)(3)(8)(11)	9/25/2017	9,647	9,647	9,647	0.3%
					9,647	9,647	0.3%
Inpatient Care Management Company, LLC	Florida / Health Care Providers & Services	Senior Secured Term Loan (10.31% (LIBOR + 8.00% with 1.00% LIBOR floor), due 6/8/2021)(3)(11)	6/8/2016	23,698	23,698	23,698	0.7%
					23,698	23,698	0.7%
Janus International Group, LLC	Georgia / Building Products	Second Lien Term Loan (9.84% (LIBOR + 7.75% with 1.00% LIBOR floor), due 2/12/2026)(8)(13)	2/22/2018	10,000	9,905	10,000	0.3%
					9,905	10,000	0.3%
JD Power and Associates	California / Capital Markets	Second Lien Term Loan (10.59% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/7/2024)(3)(8)(13)	9/16/2016	20,000	19,799	20,000	0.6%
					19,799	20,000	0.6%
Jefferson Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 7.20%, due 7/20/2027)(5)(6)(14)	7/28/2015	19,500	16,078	12,392	0.4%
					16,078	12,392	0.4%
K&N Parent, Inc.	California / Auto Components	Second Lien Term Loan (11.08% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/21/2024)(3)(8)(11)	10/20/2016	12,887	12,681	12,887	0.4%
					12,681	12,887	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date (53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Keystone Acquisition Corp.(36)	Pennsylvania / Health Care Providers & Services	Second Lien Term Loan (11.58% (LIBOR + 9.25% with 1.00% LIBOR floor), due 5/1/2025)(3)(8)(11)	5/18/2017	$50,000	$50,000	$50,000	1.5%
					50,000	50,000	1.5%
LCM XIV Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 16.28%, due 7/21/2031)(5)(14)	7/11/2013	49,934	26,516	24,257	0.7%
					26,516	24,257	0.7%
Madison Park Funding IX, Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 57.45%, due 8/15/2022)(5)(14)	7/18/2012	43,110	2,058	2,200	0.1%
					2,058	2,200	0.1%
Maverick Healthcare Equity, LLC	Arizona / Health Care Providers & Services	Preferred Units (10.00%, 1,250,000 units)(16)	10/31/2007		1,252	446	—%
		Class A Common Units (1,250,000 units)(16)	10/31/2007		—	—	—%
					1,252	446	—%
MedMark Services, Inc.(51)	Texas / Health Care Providers & Services	Second Lien Term Loan (10.55% (LIBOR + 8.25% with 1.00% LIBOR floor), due 3/1/2025)(3)(8)(11)	3/16/2018	7,000	6,933	6,933	0.2%
					6,933	6,933	0.2%
Memorial MRI & Diagnostic, LLC	Texas / Health Care Providers & Services	Senior Secured Term Loan (10.83% (LIBOR + 8.50% with 1.00% LIBOR floor), due 3/16/2022)(11)	3/16/2017	36,925	36,925	36,925	1.1%
					36,925	36,925	1.1%
Mobile Posse, Inc.	Virginia / Media	First Lien Term Loan (10.83% (LIBOR + 8.50% with 2.00% LIBOR floor), due 4/3/2023)(3)(11)	4/3/2018	27,700	27,700	27,700	0.8%
					27,700	27,700	0.8%
Mountain View CLO 2013-I Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 13.66%, due 10/15/2030)(5)(14)	5/1/2013	43,650	28,357	23,267	0.7%
					28,357	23,267	0.7%
Mountain View CLO IX Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 17.63%, due 7/15/2031)(5)(6)(14)	6/25/2015	47,830	31,528	37,333	1.1%
					31,528	37,333	1.1%
MRP Holdco, Inc.	Massachusetts / IT Services	Senior Secured Term Loan A (6.59% (LIBOR + 4.50% with 1.50% LIBOR floor), due 4/17/2024)(3)(13)	4/17/2018	43,000	43,000	43,000	1.3%
		Senior Secured Term Loan B (10.59% (LIBOR + 8.50% with 1.50% LIBOR floor), due 4/17/2024)(13)	4/17/2018	43,000	43,000	43,000	1.3%
					86,000	86,000	2.6%
Octagon Investment Partners XV, Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.58%, due 7/19/2030)(5)(14)	2/20/2013	42,063	31,734	26,350	0.8%
					31,734	26,350	0.8%
Octagon Investment Partners 18-R Ltd. (f/k/a Octagon Investment Partners XVIII, Ltd.)	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 17.26%, due 4/16/2031)(5)(6)(14)	8/17/2015	46,016	27,295	26,420	0.8%
					27,295	26,420	0.8%
Pearl Intermediate Parent LLC	Connecticut / Health Care Providers & Services	Second Lien Term Loan (8.33% (LIBOR + 6.25%, due 2/15/2026)(8)(13)	2/28/2018	5,000	4,976	5,000	0.1%
					4,976	5,000	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date (53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

PeopleConnect Intermediate, LLC (f/k/a Intelius, Inc.)	Washington / Internet Software & Services	Revolving Line of Credit – $1,000 Commitment (11.81% (LIBOR + 9.50% with 1.00% LIBOR floor), due 8/11/2020)(11)(15)	7/1/2015	$500	$500	$500	—%
		Senior Secured Term Loan A (8.81% (LIBOR + 6.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)	7/1/2015	18,828	18,828	18,828	0.6%
		Senior Secured Term Loan B (14.81% (LIBOR + 12.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)	7/1/2015	20,163	20,163	20,163	0.6%
					39,491	39,491	1.2%
PGX Holdings, Inc.	Utah / Diversified Consumer Services	Second Lien Term Loan (11.09% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(13)	9/29/2014	118,289	118,289	118,289	3.5%
					118,289	118,289	3.5%
PharMerica Corporation	Kentucky / Pharmaceuticals	Second Lien Term Loan (9.80% (LIBOR + 7.75% with 1.00% LIBOR floor), due 12/7/2025)(8)(13)	12/7/2017	12,000	11,882	12,000	0.4%
					11,882	12,000	0.4%
Photonis Technologies SAS	France / Electronic Equipment, Instruments & Components	First Lien Term Loan (9.83% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(8)(11)(14)	9/10/2013	12,872	12,490	12,335	0.4%
					12,490	12,335	0.4%
PlayPower, Inc.	North Carolina / Leisure Products	Second Lien Term Loan (11.08% (LIBOR + 8.75% with 1.00% LIBOR floor), due 6/23/2022)(3)(8)(11)	6/23/2015	11,000	10,904	11,000	0.3%
					10,904	11,000	0.3%
Research Now Group, Inc.	Connecticut / Professional Services	First Lien Term Loan (7.86% (LIBOR + 5.50% with 1.00% LIBOR floor), due 12/20/2024)(8)(10)	1/5/2018	9,950	9,468	9,608	0.3%
		Second Lien Term Loan (11.82% (LIBOR + 9.50% with 1.00% LIBOR floor), due 12/20/2025)(8)(11)	1/5/2018	50,000	46,738	47,382	1.4%
					56,206	56,990	1.7%
RGIS Services, LLC	Michigan / Commercial Services & Supplies	Senior Secured Term Loan (9.59% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(3)(8)(13)	4/20/2017	15,173	15,113	14,339	0.4%
					15,113	14,339	0.4%
RME Group Holding Company	Florida / Media	Senior Secured Term Loan A (8.33% (LIBOR + 6.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	5/4/2017	35,146	35,146	35,146	1.0%
		Senior Secured Term Loan B (13.33% (LIBOR + 11.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	5/4/2017	24,349	24,349	24,349	0.7%
					59,495	59,495	1.7%
Rocket Software, Inc.	Massachusetts / Software	Second Lien Term Loan (11.83% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/14/2024)(3)(8)(11)	10/20/2016	50,000	49,219	50,000	1.5%
					49,219	50,000	1.5%
Romark WM-R Ltd. (f/k/a Washington Mill CLO Ltd.)	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.41%, due 4/20/2031)(5)(6)(14)	5/15/2014	27,724	21,494	17,961	0.5%
					21,494	17,961	0.5%
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date (53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Sudbury Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 5.47%, due 1/17/2026)(5)(14)	12/5/2013	$28,200	$18,183	$14,218	0.4%
					18,183	14,218	0.4%
Symphony CLO XIV Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 3.78%, due 7/14/2026)(5)(6)(14)	5/29/2014	49,250	34,297	27,478	0.8%
					34,297	27,478	0.8%
Symphony CLO XV, Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 7.30%, due 10/17/2026)(5)(14)	11/17/2014	50,250	39,512	32,433	1.0%
					39,512	32,433	1.0%
TGP HOLDINGS III LLC	Oregon / Household Durables	Second Lien Term Loan (10.83% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/25/2025)(8)(11)	10/3/2017	3,000	2,959	2,959	0.1%
					2,959	2,959	0.1%
TouchTunes Interactive Networks, Inc.	New York / Internet Software & Services	Second Lien Term Loan (10.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(3)(8)(13)	5/29/2015	14,000	13,926	14,000	0.4%
					13,926	14,000	0.4%
Town & Country Holdings, Inc.	New York / Distributors	First Lien Term Loan (11.33% (LIBOR + 9.00% with 1.25% LIBOR floor), due 1/26/2023)(3)(11)	1/26/2018	69,650	69,650	69,650	2.0%
					69,650	69,650	2.0%
Transplace Holdings, Inc.	Texas / Transportation Infrastructure	Second Lien Term Loan (10.79% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/6/2025)(8)(13)	10/5/2017	28,104	27,494	28,104	0.8%
					27,494	28,104	0.8%
Turning Point Brands, Inc.(42)	Kentucky / Tobacco	Second Lien Term Loan (9.04% (LIBOR + 7.00%), due 3/7/2024)(3)(8)(13)	2/17/2017	14,500	14,392	14,392	0.4%
					14,392	14,392	0.4%
United Sporting Companies, Inc.(18)	South Carolina / Distributors	Second Lien Term Loan (13.09% (LIBOR + 11.00% with 1.75% LIBOR floor) plus 2.00% PIK, in non-accrual status effective 4/1/2017, due 11/16/2019)(13)(46)	9/28/2012	149,126	127,091	58,806	1.7%
		Common Stock (24,967 shares)(16)	5/2/2017		—	—	—%
					127,091	58,806	1.7%
Universal Fiber Systems, LLC	Virginia / Textiles, Apparel & Luxury Goods	Second Lien Term Loan (11.60% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/02/2022)(3)(8)(12)	10/2/2015	37,000	36,551	37,000	1.1%
					36,551	37,000	1.1%
Universal Turbine Parts, LLC	Alabama / Trading Companies & Distributors	Senior Secured Term Loan A (8.06% (LIBOR + 5.75% with 1.00% LIBOR floor), due 7/22/2021)(3)(11)	7/22/2016	31,363	31,363	27,926	0.8%
		Senior Secured Term Loan B (14.06% (LIBOR + 11.75% with 1.00% LIBOR floor), due 7/22/2021)(11)	7/22/2016	32,500	32,500	28,273	0.8%
					63,863	56,199	1.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date (53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

USG Intermediate, LLC	Texas / Leisure Products	Revolving Line of Credit – $2,500 Commitment (11.34% (LIBOR + 9.25% with 1.00% LIBOR floor), due 8/24/2018)(13)(15)	4/15/2015	$2,500	$2,500	$2,500	0.1%
		Senior Secured Term Loan A (8.84% (LIBOR + 6.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(13)	4/15/2015	11,385	11,385	11,385	0.3%
		Senior Secured Term Loan B (13.84% (LIBOR + 11.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(13)	4/15/2015	20,741	20,741	20,741	0.6%
		Equity(16)	4/15/2015		1	—	—%
					34,627	34,626	1.0%
UTZ Quality Foods, LLC	Pennsylvania / Food Products	Second Lien Term Loan (9.34% (LIBOR + 7.25%, due 11/21/2025)(8)(13)	11/21/2017	10,000	9,884	9,886	0.3%
					9,884	9,886	0.3%
VC GB Holdings, Inc.	Illinois / Household Durables	Subordinated Secured Term Loan (10.09% (LIBOR + 8.00% with 1.00% LIBOR floor), due 2/28/2025)(3)(8)(13)	2/28/2017	16,000	15,750	16,000	0.5%
					15,750	16,000	0.5%
Venio LLC	Pennsylvania / Professional Services	Second Lien Term Loan (4.00% plus PIK 10.00% (LIBOR + 7.50% with 2.50% LIBOR floor), due 2/19/2020)(11)(46)	2/19/2014	22,048	18,066	20,001	0.6%
					18,066	20,001	0.6%
Voya CLO 2012-2, Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	8/28/2012	38,070	450	595	—%
					450	595	—%
Voya CLO 2012-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	10/18/2012	46,632	—	585	—%
					—	585	—%
Voya CLO 2012-4, Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 11.96%, due 10/16/2028)(5)(14)	11/29/2012	40,613	30,893	28,264	0.8%
					30,893	28,264	0.8%
Voya CLO 2014-1, Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 16.47%, due 4/18/2031)(5)(6)(14)	3/13/2014	40,773	28,205	26,931	0.8%
					28,205	26,931	0.8%
Voya CLO 2016-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.68%, due 10/18/2027)(5)(6)(14)	10/27/2016	28,100	27,180	22,912	0.7%
					27,180	22,912	0.7%
Voya CLO 2017-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.26%, due 7/20/2030)(5)(6)(14)	7/12/2017	44,885	47,400	43,351	1.3%
					47,400	43,351	1.3%
Wink Holdco, Inc.	Texas / Insurance	Second Lien Term Loan (8.85% (LIBOR + 6.75% with 1.00% LIBOR floor), due 12/1/2025)(8)(13)	12/1/2017	3,000	2,986	2,986	0.1%
					2,986	2,986	0.1%
Total Non-Control/Non-Affiliate Investments (Level 3)					$3,475,295	$3,264,517	95.8%

Total Portfolio Investments (Level 3)					$5,831,458	$5,727,279	168.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2019 (Unaudited) and June 30, 2018

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

(2)
Fair value is determined by or under the direction of our Board of Directors. As of March 31, 2019 and June 30, 2018, all of our investments were valued using significant unobservable inputs. In accordance with ASC 820, such investments are classified as Level 3 within the fair value hierarchy. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.

(3)
Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of the investments held by PCF at March 31, 2019 and June 30, 2018 were $1,668,828 and $1,307,955, respectively, representing 29.3% and 22.8% of our total investments, respectively.

(4)	In addition to the stated returns, the net profits interest held will be realized upon sale of the borrower or a sale of the interests.

(5)
This investment is in the equity class of the collateralized loan obligation (“CLO”) security, which is referred to as “Subordinated Structured Note”, or “SSN”. The SSN investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The current estimated yield, calculated using amortized cost, is based on the current projections of this excess cash flow taking into account assumptions which have been made regarding expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and adjusted. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.

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

(10)
The interest rate on these investments is subject to the base rate of 6-Month LIBOR, which was 2.66% and 2.50% at March 31, 2019 and June 30, 2018, respectively. The current base rate for each investment may be different from the reference rate on March 31, 2019 and June 30, 2018.

(11)
The interest rate on these investments is subject to the base rate of 3-Month LIBOR, which was 2.60% and 2.34% at March 31, 2019 and June 30, 2018, respectively. The current base rate for each investment may be different from the reference rate on March 31, 2019 and June 30, 2018.

(12)
The interest rate on these investments is subject to the base rate of 2-Month LIBOR, which was 2.56% and 2.17% at March 31, 2019 and June 30, 2018, respectively. The current base rate for each investment may be different from the reference rate on March 31, 2019 and June 30, 2018.

(13)
The interest rate on these investments is subject to the base rate of 1-Month LIBOR, which was 2.50% and 2.09% at March 31, 2019 and June 30, 2018, respectively. The current base rate for each investment may be different from the reference rate on March 31, 2019 and June 30, 2018.

(14)
Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2019 and June 30, 2018, our qualifying assets as a percentage of total assets, stood at 73.70% and 73.20%, respectively. We monitor the status of these assets on an ongoing basis.

(15)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of March 31, 2019 and June 30, 2018, we had $15,645 and $29,675, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2019 (Unaudited) and June 30, 2018 (Continued)

(16)	Represents non-income producing security that has not paid a dividend in the year preceding the reporting date.

(17)
The effective yield has been estimated to be 0% as expected future cash flows are anticipated to not be sufficient to repay the investment at cost. If the expected investment proceeds increase, there is a potential for future investment income from the investment. Distributions, once received, will be recognized as return of capital with any remaining unamortized investment costs written off if the actual distributions are less than the amortized investment cost. If an investment has been impaired upon being called, any future distributions will be recorded as a return of capital. To the extent that the impaired SSN’s cost basis is fully recovered, any future distributions will be recorded as realized gains.

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

(19)
CCPI Holdings Inc., a consolidated entity in which we own 100% of the common stock, held 94.59% of CCPI Inc. (“CCPI”), the operating company, as of June 30, 2018. On March 1, 2019, we sold our 94.59% common equity interest in CCPI, Inc. for $18,865 in net proceeds. Concurrently, CCPI Inc. fully repaid the $2,797 Senior Secured Term Loan A and the $17,566 Senior Secured Term Loan B receivable to us. We recorded a realized gain of $12,105 on the sale of our equity position in CCPI, Inc. In connection with the sale, there is $2,364 being held in escrow that is due to us, which will be recognized as an additional realized gain when received.

(20)
CP Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of March 31, 2019 and June 30, 2018. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. On October 1, 2017, we restructured our investment in CP Energy. Concurrent with the restructuring, we exchanged $35,048 of Series B Convertible Preferred Stock for $35,048 of senior secured debt. On January 18, 2018, CP Energy redeemed common shares belonging to senior management, which increased our ownership percentage from 82.3% to 94.2% as of March 31, 2018. Our ownership percentage in CP Energy further increased to 99.8% as of June 30, 2018 following the April 6, 2018 merger between Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment"), a previously controlled portfolio company, and CP Energy, with CP Energy continuing as the surviving corporation. As a result of this transaction, our equity interest in Arctic Equipment was exchanged for newly issued common shares of CP Energy (See Note 14).

(21)
Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 98.26% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of March 31, 2019 and June 30, 2018. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company.

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

(23)
First Tower Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC, the operating company as of March 31, 2019 and June 30, 2018. We report First Tower Finance as a separate controlled company.

(24)
Energy Solutions Holdings Inc., a consolidated entity in which we own 100% of the equity, owns 100% of Freedom Marine Solutions, LLC (“Freedom Marine”), which owns Vessel Company, LLC, Vessel Company II, LLC and Vessel Company III, LLC. We report Freedom Marine as a separate controlled company.

(25)
As of June 30, 2018, MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 95.58% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). Effective March 13, 2019, MITY Delaware’s equity ownership of MITY increased to 100%. MITY owns 100% of each of MITY-Lite, Inc. (“Mity-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. As of June 30, 2018, MITY Delaware has a subordinated unsecured note issued and outstanding to Broda Canada that is denominated

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2019 (Unaudited) and June 30, 2018 (Continued)

in Canadian Dollars (“CAD”). As of December 31, 2018, MITY Delaware assigned the subordinated unsecured note to Prospect. As of March 31, 2019 and June 30, 2018, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder. During the nine months ended March 31, 2019, we received $201 of such commission, which we recognized as other income.

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

(27)
Nationwide Acceptance Holdings LLC, a consolidated entity in which we own 100% of the membership interests, owns 94.48% of Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC), the operating company, as of March 31, 2019 and June 30, 2018. We report Nationwide Loan Company LLC as a separate controlled company. On June 1, 2015, Nationwide Acceptance LLC completed a reorganization and was renamed Nationwide Loan Company LLC (“Nationwide”) and formed two new wholly-owned subsidiaries: Pelican Loan Company LLC (“Pelican”) and Nationwide Consumer Loans LLC. Nationwide assigned 100% of the equity interests in its other subsidiaries to Pelican which, in turn, assigned these interests to a new operating company wholly-owned by Pelican named Nationwide Acceptance LLC (“New Nationwide”). New Nationwide also assumed the existing senior subordinated term loan due to Prospect.

(28)
NMMB Holdings, a consolidated entity in which we own 100% of the equity, owns 89.40% and 91.52% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of March 31, 2019 and June 30, 2018, respectively. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.

(29)
On June 3, 2017, Gulf Coast Machine & Supply Company (“Gulf Coast”) sold all of its assets to a third party, for total consideration of $10,250, including escrowed amounts. The proceeds from the sale were primarily used to repay a $6,115 third party revolving credit facility, and the remainder was used to pay other legal and administrative costs incurred by Gulf Coast. As no proceeds were allocated to Prospect, our debt and equity investment in Gulfco was written-off and we recorded a realized loss of $66,103, during the year ended June 30, 2017. On June 28, 2017, Gulf Coast was renamed as SB Forging Company II, Inc. In June 2018, SB Forging Company II, Inc. received escrow proceeds of $2,050 related to the sale. The escrow proceeds and $154 of excess cash held at SB Forging Company II, Inc. were subsequently distributed and in connection with the liquidation of our investment, we recorded a realized gain of 2,204 in our Consolidated Statement of Operations during the nine months ended March 31, 2019.

(30)	Prospect owns 99.96% of the equity of USES Corp. as of March 31, 2019 and June 30, 2018.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2019 (Unaudited) and June 30, 2018 (Continued)

(33)
Prospect owns 9.67% and 16.04% of the equity in Targus Cayman HoldCo Limited, the parent company of Targus International LLC (“Targus”) as of March 31, 2019 and June 30, 2018, respectively. On September 25, 2017, Prospect exchanged $1,600 of Senior Secured Term Loan A and $4,799 of Senior Secured Term Loan B investments in Targus into 6,120,658 of common shares, and recorded a realized gain of $846, as a result of this transaction.

(34)
We own 99.9999% of AGC/PEP, LLC (“AGC/PEP”) as of June 30, 2018. As of September 30, 2016, AGC/PEP, owned 2,038 out of a total of 93,485 shares (including 7,456 vested and unvested management options) of American Gilsonite Holding Company (“AGC Holdco”) which owns 100% of American Gilsonite Company (“AGC”). On October 24, 2016, AGC filed for a joint prepackaged plan of reorganization under Chapter 11 of the bankruptcy code. During the year ended June 30, 2017, AGC emerged from bankruptcy and AGC Holdco was dissolved. AGC/PEP received a total of 131 shares representing a total ownership stake of 0.05% in AGC. On December 7, 2018, AGC/PEP sold all 131 shares back to AGC. As a result of the transaction, Prospect recorded a realized gain of $24 in our Consolidated Statement of Operations during the three months ended December 31, 2018.

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

(37)
This investment is in the debt class of the CLO security, which is referred to as “Rated Secured Structured Note”, or “RSSN”. At June 30, 2018, the all-in interest rate of the Galaxy XXVIII CLO, Ltd. RSSN was not yet determined, as the investment was unsettled.

(38)
The consolidated revenue interest is equal to the lesser of (i) 2.0% of consolidated revenue for the twelve-month period ending on the last day of the prior fiscal quarter (or portion thereof) and (ii) 25% of the amount of interest accrued on the Notes at the cash interest rate for such fiscal quarter (or portion thereof).

(39)
As of March 31, 2019 and June 30, 2018, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC (f/k/a Nixon Holdco, LLC), the parent company of Nixon, Inc. On February 26, 2018, Prospect entered into a debt forgiveness agreement with Nixon, Inc., which terminated $17,472 Senior Secured Term Loan receivable due to us. We recorded a realized loss of $14,197 in our Consolidated Statement of Operations for the year ended June 30, 2018 as a result of this transaction.

(40)
On May 29, 2018, Prospect exercised its rights and remedies under its loan documents to exercise the shareholder voting rights in respect of the stock of Pacific World Corporation (“Pacific World”) and to appoint a new Board of Directors of Pacific World. As a result, Prospect’s investment in Pacific World is classified as a control investment.

(41)	Our wholly-owned subsidiary Prospect Small Business Lending, LLC purchases small business whole loans from small business loan originators, including On Deck Capital, Inc.

(42)	Turning Point Brands, Inc. and North Atlantic Trading Company, Inc. are joint borrowers and guarantors on the secured loan facility.

(43)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(44)	The following shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of March 31, 2019:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$54,191	$—	$—	$—	$—	$22,738	$76,929
Commercial Services & Supplies	122,837	—	—	—	7,057	6,849	136,743
Construction & Engineering	43,311	—	—	—	—	26,204	69,515
Consumer Finance	—	341,908	—	—	—	116,838	458,746
Energy Equipment & Services	35,048	—	—	—	—	192,216	227,264
Equity Real Estate Investment Trusts (REITs)	433,553	—	—	—	—	62,887	496,440

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2019 (Unaudited) and June 30, 2018 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Health Care Providers & Services	$244,359	$—	$—	$—	$—	$—	$244,359
Machinery	—	28,622	—	—	—	6,866	35,488
Media	4,614	—	—	—	—	12,869	17,483
Online Lending	172,000	—	—	—	—	100,949	272,949
Personal Products	217,325	—	—	—	—	15,000	232,325
Trading Companies & Distributors	63,375	—	—	—	—	—	63,375
Total Control Investments	$1,390,613	$370,530	$—	$—	$7,057	$563,416	$2,331,616
Affiliate Investments
Distributors	$—	$127,091	$—	$—	$—	$—	$127,091
Diversified Consumer Services	—	7,608	—	—	31,849	6,577	46,034
Textiles, Apparel & Luxury Goods	—	—	—	—	—	7,154	7,154
Total Affiliate Investments	$—	$134,699	$—	$—	$31,849	$13,731	$180,279
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$12,322	$—	$—	$—	$—	$12,322
Auto Components	—	25,430	—	—	—	—	25,430
Building Products	—	19,836	—	—	—	—	19,836
Capital Markets	—	25,079	—	—	—	—	25,079
Commercial Services & Supplies	60,399	164,089	—	—	—	—	224,488
Communications Equipment	—	50,497	—	—	—	—	50,497
Consumer Finance	17,778	—	—	—	—	—	17,778
Distributors	173,274	—	—	—	—	—	173,274
Diversified Consumer Services	—	100,091	—	—	—	—	100,091
Diversified Telecommunication Services	—	26,296	—	—	—	—	26,296
Electronic Equipment, Instruments & Components	12,736	—	—	—	—	—	12,736
Energy Equipment & Services	33,528	—	—	—	—	—	33,528
Entertainment	20,577	21,893	—	—	—	—	42,470
Food Products	—	34,719	—	—	—	—	34,719
Health Care Equipment & Supplies	34,510	7,468	—	—	—	—	41,978
Health Care Providers & Services	135,270	96,258	—	—	—	—	231,528
Hotels, Restaurants & Leisure	28,363	7,484	—	—	—	—	35,847
Household Durables	16,056	24,102	—	—	—	—	40,158
Household Products	24,750	—	—	—	—	—	24,750
Insurance	—	2,988	—	—	—	—	2,988
Interactive Media & Services	48,181	—	—	—	—	—	48,181
IT Services	272,303	31,148	—	—	—	—	303,451
Leisure Products	29,319	10,922	—	—	—	1	40,242
Media	95,135	35,000	—	—	—	—	130,135
Paper & Forest Products	—	11,353	—	—	—	—	11,353
Professional Services	118,684	68,358	—	—	—	—	187,042
Real Estate Management & Development	41,160	—	—	—	—	—	41,160
Software	—	70,679	—	—	—	—	70,679
Technology Hardware, Storage & Peripherals	—	12,396	—	—	—	—	12,396
Textiles, Apparel & Luxury Goods	194,226	36,631	—	—	—	—	230,857
Tobacco	—	14,412	—	—	—	—	14,412
Transportation Infrastructure	—	27,557	—	—	—	—	27,557
Structured Finance (A)	—	—	44,783	1,099,133	—	—	1,143,916
Total Non-Control/ Non-Affiliate	$1,356,249	$937,008	$44,783	$1,099,133	$—	$1	$3,437,174
Total Portfolio Investment Cost	$2,746,862	$1,442,237	$44,783	$1,099,133	$38,906	$577,148	$5,949,069

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2019 (Unaudited) and June 30, 2018 (Continued)

The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of March 31, 2019:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Control Investments
Aerospace & Defense	$54,191	$—	$—	$—	$—	$35,419	$89,610	2.7%
Commercial Services & Supplies	58,920	—	—	—	—	—	58,920	1.8%
Construction & Engineering	43,311	—	—	—	—	86,210	129,521	3.9%
Consumer Finance	—	345,297	—	—	—	234,094	579,391	17.4%
Energy Equipment & Services	35,048	—	—	—	—	104,667	139,715	4.2%
Equity Real Estate Investment Trusts (REITs)	433,553	—	—	—	—	349,176	782,729	23.5%
Health Care Providers & Services	222,529	—	—	—	—	—	222,529	6.7%
Machinery	—	28,622	—	—	—	2,819	31,441	0.9%
Media	4,614	—	—	—	—	20,433	25,047	0.8%
Online Lending	172,000	—	—	—	—	2,585	174,585	5.2%
Personal Products	130,451	—	—	—	—	—	130,451	3.9%
Trading Companies & Distributors	30,777	—	—	—	—	—	30,777	0.9%
Total Control Investments	$1,185,394	$373,919	$—	$—	$—	$835,403	$2,394,716	71.9%
Fair Value % of Net Assets	35.6%	11.2%	—%	—%	—%	25.1%	71.9%
Affiliate Investments
Distributors	$—	$35,697	$—	$—	$—	$—	$35,697	1.1%
Diversified Consumer Services	—	7,608	—	—	26,422	—	34,030	1.0%
Textiles, Apparel & Luxury Goods	—	—	—	—	—	21,315	21,315	0.6%
Total Affiliate Investments	$—	$43,305	$—	$—	$26,422	$21,315	$91,042	2.7%
Fair Value % of Net Assets	—%	1.3%	—%	—%	0.8%	0.6%	2.7%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$12,704	$—	$—	$—	$—	$12,704	0.4%
Auto Components	—	25,430	—	—	—	—	25,430	0.8%
Building Products	—	19,836	—	—	—	—	19,836	0.6%
Capital Markets	—	25,222	—	—	—	—	25,222	0.8%
Commercial Services & Supplies	58,787	165,098	—	—	—	1,008	224,893	6.7%
Communications Equipment	—	50,497	—	—	—	—	50,497	1.5%
Consumer Finance	17,005	—	—	—	—	—	17,005	0.5%
Distributors	173,274	—	—	—	—	—	173,274	5.2%
Diversified Consumer Services	—	98,590	—	—	—	—	98,590	3.0%
Diversified Telecommunication Services	—	26,296	—	—	—	—	26,296	0.8%
Electronic Equipment, Instruments & Components	12,872	—	—	—	—	2,192	15,064	0.5%
Energy Equipment & Services	33,313	—	—	—	—	—	33,313	1.0%
Entertainment	20,627	21,953	—	—	—	—	42,580	1.3%
Food Products	—	34,818	—	—	—	—	34,818	1.1%
Health Care Equipment & Supplies	33,260	7,202	—	—	—	—	40,462	1.2%
Health Care Providers & Services	134,235	95,606	—	—	—	—	229,841	6.9%
Hotels, Restaurants & Leisure	28,363	7,484	—	—	—	—	35,847	1.1%
Household Durables	14,765	23,030	—	—	—	—	37,795	1.1%
Household Products	24,689	—	—	—	—	—	24,689	0.7%
Insurance	—	2,945	—	—	—	—	2,945	0.1%
Interactive Media & Services	48,181	—	—	—	—	—	48,181	1.4%
IT Services	271,819	31,487	—	—	—	—	303,306	9.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2019 (Unaudited) and June 30, 2018 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Leisure Products	$29,319	$10,968	$—	$—	$—	$—	$40,287	1.2%
Media	94,609	28,407	—	—	—	—	123,016	3.7%
Paper & Forest Products	—	11,353	—	—	—	—	11,353	0.3%
Professional Services	119,112	71,705	—	—	—	—	190,817	5.7%
Real Estate Management & Development	41,160	—	—	—	—	—	41,160	1.3%
Software	—	71,189	—	—	—	—	71,189	2.1%
Technology Hardware, Storage & Peripherals	—	12,396	—	—	—	—	12,396	0.4%
Textiles, Apparel & Luxury Goods	194,226	36,631	—	—	—	—	230,857	6.9%
Tobacco	—	14,500	—	—	—	—	14,500	0.4%
Transportation Infrastructure	—	28,104	—	—	—	—	28,104	0.8%
Structured Finance (A)	—	—	47,520	881,128	—	—	928,648	27.9%
Total Non-Control/ Non-Affiliate	$1,349,616	$933,451	$47,520	$881,128	$—	$3,200	$3,214,915	96.5%
Fair Value % of Net Assets	40.6%	28.0%	1.4%	26.4%	—%	0.1%	96.5%
Total Portfolio	$2,535,010	$1,350,675	$47,520	$881,128	$26,422	$859,918	$5,700,673	171.1%
Fair Value % of Net Assets	76.2%	40.5%	1.4%	26.4%	0.8%	25.8%	171.1%
(A) Our RSSN and SSN investments do not have industry concentrations and as such have been separated in the tables above.
(B) Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.

(45)	The following table shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of June 30, 2018:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$47,099	$—	$—	$—	$—	$22,738	$69,837
Commercial Services & Supplies	117,861	—	—	—	7,200	6,849	131,910
Construction & Engineering	38,211	—	—	—	—	26,204	64,415
Consumer Finance	—	337,972	—	—	—	116,839	454,811
Electronic Equipment, Instruments & Components	20,700	—	—	—	—	6,759	27,459
Energy Equipment & Services	35,048	—	—	—	—	191,812	226,860
Equity Real Estate Investment Trusts (REITs)	293,203	—	—	—	—	206,655	499,858
Health Care Providers & Services	212,701	—	—	—	—	—	212,701
Machinery	—	28,622	—	—	—	6,866	35,488
Media	8,614	—	—	—	—	12,869	21,483
Online Lending	226,180	—	—	—	—	100,949	327,129
Personal Products	213,575	—	—	—	—	15,000	228,575
Total Control Investments	$1,213,192	$366,594	$—	$—	$7,200	$713,540	$2,300,526
Affiliate Investments
Diversified Consumer Services	$—	$7,834	$—	$—	$31,348	$6,577	$45,759
Textiles, Apparel & Luxury Goods	—	—	—	—	—	9,878	9,878
Total Affiliate Investments	$—	$7,834	$—	$—	$31,348	$16,455	$55,637
Non-Control/Non-Affiliate Investments
Auto Components	$—	$12,681	$—	$—	$—	$—	$12,681
Building Products	—	9,905	—	—	—	—	9,905

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2019 (Unaudited) and June 30, 2018 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Capital Markets	$—	$19,799	$—	$—	$—	$—	$19,799
Commercial Services & Supplies	90,364	163,913	—	—	—	—	254,277
Communications Equipment	—	39,860	—	—	—	—	39,860
Consumer Finance	30,570	—	—	—	—	—	30,570
Distributors	343,659	127,091	—	—	—	—	470,750
Diversified Consumer Services	9,647	118,289	—	—	—	—	127,936
Electronic Equipment, Instruments & Components	12,490	14,856	—	—	—	—	27,346
Energy Equipment & Services	30,511	—	—	—	—	—	30,511
Food Products	—	9,884	—	—	—	—	9,884
Health Care Equipment & Supplies	35,815	7,464	—	—	—	—	43,279
Health Care Providers & Services	145,336	61,909	—	—	—	1,252	208,497
Hotels, Restaurants & Leisure	29,813	7,482	—	—	—	—	37,295
Household & Personal Products	24,938	—	—	—	—	—	24,938
Household Durables	16,894	25,645	—	—	—	—	42,539
Insurance	—	2,986	—	—	—	—	2,986
Internet & Direct Marketing Retail	4,813	35,000	—	—	—	—	39,813
Internet Software & Services	215,791	13,926	—	—	—	—	229,717
IT Services	160,588	21,595	—	—	—	—	182,183
Leisure Products	34,626	10,904	—	—	—	1	45,531
Media	118,605	2,975	—	—	—	—	121,580
Online Lending	—	—	—	—	30	—	30
Paper & Forest Products	—	11,328	—	—	—	—	11,328
Pharmaceuticals	—	11,882	—	—	—	—	11,882
Professional Services	9,468	64,804	—	—	—	—	74,272
Real Estate Management & Development	41,860	—	—	—	—	—	41,860
Software	—	66,435	—	—	—	—	66,435
Technology Hardware, Storage & Peripherals	—	12,384	—	—	—	—	12,384
Textiles, Apparel & Luxury Goods	—	36,551	—	—	—	—	36,551
Tobacco	—	14,392	—	—	—	—	14,392
Trading Companies & Distributors	63,863	—	—	—	—	—	63,863
Transportation Infrastructure	—	27,494	—	—	—	—	27,494
Structured Finance (A)	—	—	6,159	1,096,768	—	—	1,102,927
Total Non-Control/ Non-Affiliate	$1,419,651	$951,434	$6,159	$1,096,768	$30	$1,253	$3,475,295
Total Portfolio Investment Cost	$2,632,843	$1,325,862	$6,159	$1,096,768	$38,578	$731,248	$5,831,458

The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of June 30, 2018:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Control Investments
Aerospace & Defense	$47,099	$—	$—	$—	$—	$35,179	$82,278	2.4%
Commercial Services & Supplies	67,011	—	—	—	5,563	2,639	75,213	2.2%
Construction & Engineering	38,211	—	—	—	—	12,586	50,797	1.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2019 (Unaudited) and June 30, 2018 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Consumer Finance	$—	$342,331	$—	$—	$—	$211,209	$553,540	16.2%
Electronic Equipment, Instruments & Components	20,700	—	—	—	—	15,056	35,756	1.1%
Energy Equipment & Services	35,048	—	—	—	—	103,456	138,504	4.1%
Equity Real Estate Investment Trusts (REITs)	293,203	—	—	—	—	518,712	811,915	23.8%
Health Care Providers & Services	197,621	—	—	—	—	—	197,621	5.8%
Machinery	—	28,622	—	—	—	3,264	31,886	0.9%
Media	8,614	—	—	—	—	10,121	18,735	0.6%
Online Lending	226,180	—	—	—	—	16,881	243,061	7.1%
Personal Products	165,020	—	—	—	—	—	165,020	4.9%
Total Control Investments	$1,098,707	$370,953	$—	$—	$5,563	$929,103	$2,404,326	70.6%
Fair Value % of Net Assets	32.2%	10.9%	—%	—%	0.2%	27.3%	70.6%
Affiliate Investments
Diversified Consumer Services	$—	$7,834	$—	$—	$27,382	$—	$35,216	1.0%
Textiles, Apparel & Luxury Goods	—	—	—	—	—	23,220	23,220	0.7%
Total Affiliate Investments	$—	$7,834	$—	$—	$27,382	$23,220	$58,436	1.7%
Fair Value % of Net Assets	—%	0.2%	—%	—%	0.8%	0.7%	1.7%
Non-Control/Non-Affiliate Investments
Auto Components	$—	$12,887	$—	$—	$—	$—	$12,887	0.4%
Building Products	—	10,000	—	—	—	—	10,000	0.3%
Capital Markets	—	20,000	—	—	—	—	20,000	0.6%
Commercial Services & Supplies	89,658	164,236	—	—	—	917	254,811	7.5%
Communications Equipment	—	40,000	—	—	—	—	40,000	1.2%
Consumer Finance	33,438	—	—	—	—	—	33,438	1.0%
Distributors	343,659	58,806	—	—	—	—	402,465	11.8%
Diversified Consumer Services	9,647	118,289	—	—	—	—	127,936	3.8%
Electronic Equipment, Instruments & Components	12,335	14,873	—	—	—	—	27,208	0.8%
Energy Equipment & Services	32,070	—	—	—	—	—	32,070	0.9%
Food Products	—	9,886	—	—	—	—	9,886	0.3%
Health Care Equipment & Supplies	35,815	7,464	—	—	—	—	43,279	1.3%
Health Care Providers & Services	144,130	61,933	—	—	—	446	206,509	6.0%
Hotels, Restaurants & Leisure	29,813	7,482	—	—	—	—	37,295	1.1%
Household & Personal Products	24,938	—	—	—	—	—	24,938	0.7%
Household Durables	15,728	25,895	—	—	—	—	41,623	1.2%
Insurance	—	2,986	—	—	—	—	2,986	0.1%
Internet & Direct Marketing Retail	4,813	35,000	—	—	—	—	39,813	1.2%
Internet Software & Services	215,791	14,000	—	—	—	—	229,791	6.7%
IT Services	160,588	21,990	—	—	—	—	182,578	5.4%
Leisure Products	34,626	11,000	—	—	—	—	45,626	1.3%
Media	118,655	2,975	—	—	—	—	121,630	3.6%
Online Lending	—	—	—	—	17	—	17	—%
Paper & Forest Products	—	11,226	—	—	—	—	11,226	0.3%
Pharmaceuticals	—	12,000	—	—	—	—	12,000	0.3%
Professional Services	9,608	67,383	—	—	—	—	76,991	2.3%
Real Estate Management & Development	41,860	—	—	—	—	—	41,860	1.2%
Software	—	67,265	—	—	—	—	67,265	2.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2019 (Unaudited) and June 30, 2018 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Technology Hardware, Storage & Peripherals	$—	$12,500	$—	$—	$—	$—	$12,500	0.4%
Textiles, Apparel & Luxury Goods	—	37,000	—	—	—	—	37,000	1.1%
Tobacco	—	14,392	—	—	—	—	14,392	0.4%
Trading Companies & Distributors	56,199	—	—	—	—	—	56,199	1.6%
Transportation Infrastructure	—	28,104	—	—	—	—	28,104	0.8%
Structured Finance (A)	—	—	6,159	954,035	—	—	960,194	28.2%
Total Non-Control/ Non-Affiliate	$1,413,371	$889,572	$6,159	$954,035	$17	$1,363	$3,264,517	95.8%
Fair Value % of Net Assets	41.5%	26.1%	0.2%	28.0%	—%	—%	95.8%
Total Portfolio	$2,512,078	$1,268,359	$6,159	$954,035	$32,962	$953,686	$5,727,279	168.1%
Fair Value % of Net Assets	73.7%	37.2%	0.2%	28.0%	1.0%	28.0%	168.1%
(A) Our RSSN and SSN investments do not have industry concentrations and as such have been separated in the tables above.
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

The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended March 31, 2019:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
CCPI Inc.	—%	7.00%	7.00%
Cinedigm DC Holdings, LLC	—%	2.50%	2.50%
Credit Central Loan Company	10.00%	—%	10.00%	(A)
Echelon Transportation, LLC (f/k/a Echelon Aviation LLC)	2.25%	—%	2.25%	(B)
Echelon Transportation, LLC (f/k/a Echelon Aviation LLC)	1.00%	—%	1.00%	(C)
Edmentum Ultimate Holdings, LLC - Revolver	5.00%	—%	5.00%
Edmentum Ultimate Holdings, LLC - Senior PIK Note	8.50%	—%	8.50%
First Tower Finance Company LLC	—%	10.50%	10.50%
Interdent, Inc - Senior Secured Term Loan B	16.00%	—%	16.00%
MITY, Inc.	10.00%	—%	10.00%
National Property REIT Corp. - Senior Secured Term Loan A	—%	5.00%	5.00%
National Property REIT Corp. - Senior Secured Term Loan B	—%	5.50%	5.50%
Nationwide Loan Company LLC	10.00%	—%	10.00%
Spartan Energy Services, Inc.	16.49%	—%	16.49%
Valley Electric Co. of Mt. Vernon, Inc.	—%	2.50%	2.50%
Valley Electric Company, Inc.	—%	10.00%	10.00%
Venio LLC	10.31%	—%	10.31%
(A) On December 17, 2018, the Credit Central Senior Subordinated Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 20.00%.
(B) On January 31, 2018, the Echelon Fourth Amended and Restated Credit Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 14.50%.
(C) On January 31, 2018, the Echelon Fourth Amended and Restated Credit Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 12.50%.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2019 (Unaudited) and June 30, 2018 (Continued)

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2019 (Unaudited) and June 30, 2018 (Continued)

(47)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended March 31, 2019 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2018	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at March 31, 2019	Interest income	Dividend income	Other income	Net realized gains (losses)
CCPI, Inc.	$35,756	$—	$(27,459)	$(8,297)	$—	$2,629	$—	$1,301	$12,105
CP Energy Services Inc.	123,261	—	—	2,320	125,581	3,605	—	—	—
Credit Central Loan Company, LLC	76,677	4,093	—	(11,220)	69,550	9,014	—	—	—
Echelon Transportation LLC	82,278	7,092	—	240	89,610	5,189	—	—	—
First Tower Finance Company LLC	443,010	1,582	(2,478)	35,844	477,958	41,827	—	—	—
Freedom Marine Solutions, LLC	13,037	300	—	783	14,120	—	—	—	—
InterDent, Inc.	197,621	31,658	—	(6,750)	222,529	18,590	—	—	—
MITY, Inc.	58,894	1,476	(143)	(15,938)	44,289	6,105	—	201	—
National Property REIT Corp.	1,054,976	11,583	(69,181)	(40,064)	957,314	58,084	21,000	27,193	—
Nationwide Loan Company LLC	33,853	738	—	(2,708)	31,883	2,688	165	—	—
NMMB, Inc.	18,735	—	(4,000)	10,312	25,047	812	—	—	—
Pacific World Corporation	165,020	9,000	(5,250)	(38,319)	130,451	3,751	—	—	—
R-V Industries, Inc.	31,886	—	—	(445)	31,441	2,467	—	—	—
SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company)	2,194	—	—	(2,194)	—	—	—	—	2,204
Universal Turbine Parts, LLC (C)	—	45,129	(325)	(14,027)	30,777	1,325	—	—	—
USES Corp.	16,319	3,500	—	(5,188)	14,631	—	—	—	—
Valley Electric Company, Inc.	50,797	5,100	—	73,624	129,521	5,120	10,112	636	—
Wolf Energy, LLC	12	46	58	(102)	14	—	—	—	—
Total	$2,404,326	$121,297	$(108,778)	$(22,129)	$2,394,716	$161,206	$31,277	$29,331	$14,309

(A)	Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion and PIK interest, and any transfer of investments.

(B)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.

(C)	Investment was transferred from non-controlled/non-affiliate investments at $45,129, the fair market value at the beginning of the three month period ended December 31, 2018. Refer to endnote 54.

(48)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended March 31, 2019 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2018	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at March 31, 2019	Interest income	Dividend income	Other income	Net realized gains (losses)
Edmentum Ultimate Holdings, LLC	$35,216	$8,128	$(7,855)	$(1,459)	$34,030	$631	$—	$—	$—
Nixon, Inc.	—	—	—	—	—	—	—	—	—
Targus Cayman HoldCo Limited	23,220	—	(2,723)	818	21,315	—	659	—	—
United Sporting Companies, Inc.(C)	—	58,806	—	(23,109)	35,697	—	—	—	—
Total	$58,436	$66,934	$(10,578)	$(23,750)	$91,042	$631	$659	$—	$—

(A)	Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, PIK interest, and any transfer of investments.

(B)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.

(C)	Investment was transferred from non-controlled/non-affiliate investments at $58,806, the fair market value at the beginning of the three month period ended September 30, 2018. Refer to endnote 18.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2019 (Unaudited) and June 30, 2018 (Continued)

(49)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2018 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2017	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at June 30, 2018	Interest income	Dividend income	Other income	Net realized gains (losses)
Arctic Energy Services, LLC (C)	$17,370	$—	$(60,876)	$43,506	$—	$—	$—	$—	$—
CCPI Inc.	43,052	—	(482)	(6,814)	35,756	3,704	—	—	—
CP Energy Services Inc. (C)	72,216	65,976	—	(14,931)	123,261	3,394	—	228	—
Credit Central Loan Company, LLC	64,435	2,240	—	10,002	76,677	12,755	—	903	—
Echelon Transportation, LLC (f/k/a Echelon Aviation LLC)	71,318	—	—	10,960	82,278	6,360	—	—	—
Edmentum Ultimate Holdings, LLC (D)	46,895	5,394	(39,196)	(13,093)	—	572	—	—	—
First Tower Finance Company LLC	365,588	21,352	(6,735)	62,805	443,010	47,422	—	2,664	—
Freedom Marine Solutions, LLC	23,994	982	—	(11,939)	13,037	—	—	—	—
Interdent, Inc. (E)	—	209,120	—	(11,499)	197,621	4,775	—	—	—
MITY, Inc.	76,512	—	—	(17,618)	58,894	8,206	—	1,093	13
National Property REIT Corp.	987,304	160,769	(124,078)	30,981	1,054,976	90,582	11,279	8,834	—
Nationwide Loan Company LLC	36,945	4,370	—	(7,462)	33,853	3,485	—	—	—
NMMB, Inc.	20,825	—	(1,999)	(91)	18,735	1,455	—	—	—
Pacific World Corporation (F)	—	198,149	(250)	(32,879)	165,020	3,742	—	—	—
R-V Industries, Inc.	32,678	—	—	(792)	31,886	3,064	—	—	—
SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company)	1,940	—	—	254	2,194	—	—	—	—
USES Corp.	12,517	3,000	(3)	805	16,319	—	—	—	—
Valley Electric Company, Inc.	32,509	2,157	—	16,131	50,797	5,971	—	138	—
Wolf Energy, LLC	5,677	—	(3,009)	(2,656)	12	—	—	1,220	—
Total	$1,911,775	$673,509	$(236,628)	$55,670	$2,404,326	$195,487	$11,279	$15,080	$13
(A) Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, PIK interest, and any transfer of investments.
(B) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.
(C) Arctic Energy Services, LLC cost basis was transferred to CP Energy Services Inc. on April 6, 2018 as a result of the merger between these controlled portfolio companies. There was no realized gain or loss recognized by us since this was a merger amongst two portfolio companies under our control.
(D) The investment was transferred to affiliate investment classification at $31,362, the fair market value of the investment at the beginning of the three month period ended March 31, 2018. Refer to endnote 22.
(E) The investment was transferred to control investment classification at $208,549, the fair market value of the investment at the beginning of the three month period ended June 30, 2018. Refer to endnote 52.
(F) The investment was transferred from non-control/ non-affiliate to control investment classification at $183,151, the fair market value of the investment at the beginning of the three month period ended June 30, 2018. Refer to endnote 40.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2019 (Unaudited) and June 30, 2018 (Continued)

(50)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2018 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2017	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at June 30, 2018	Interest income	Dividend income	Other income	Net realized gains (losses)
Edmentum Ultimate Holdings, LLC (C)	$—	$34,416	$—	$800	$35,216	$348	$—	$—	$—
Nixon, Inc.	—	—	(14,197)	14,197	—	—	—	—	(14,197)
Targus International, LLC	11,429	1,117	—	10,674	23,220	205	—	—	846
Total	$11,429	$35,533	$(14,197)	$25,671	$58,436	$553	$—	$—	$(13,351)
(A) Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, PIK interest and any transfer of investments.
(B) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.
(C) The investment was transferred from controlled investment classification at $31,362, the fair market value of the investment at the beginning of the three month period ended March 31, 2018. Refer to endnote 22.

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

On May 15, 2007, we formed a wholly-owned subsidiary Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Our wholly-owned subsidiary Prospect Small Business Lending, LLC (“PSBL”) was formed on January 27, 2014 and purchases small business whole loans on a recurring basis from online small business loan originators, including On Deck Capital, Inc. (“OnDeck”). On September 30, 2014, we formed a wholly-owned subsidiary Prospect Yield Corporation, LLC (“PYC”) and effective October 23, 2014, PYC holds our investments in Rated Secured Structured Notes (“RSSN”) and Subordinated Structured Notes (“SSN”) (collectively referred to as “collateralized loan obligations” or “CLOs”). Each of these subsidiaries have been consolidated since operations commenced.
We consolidate certain of our wholly-owned and substantially wholly-owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements and are collectively referred to as the “Consolidated Holding Companies”: CP Holdings of Delaware LLC (“CP Holdings”); Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC (“First Tower Delaware”); MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc. (“NMMB Holdings”); NPH Property Holdings, LLC (“NPH”); SB Forging Company, Inc. (“SB Forging”); STI Holding, Inc.; UTP Holdings Group Inc. (f/k/a Harbortouch Holdings of Delaware Inc.); Valley Electric Holdings I, Inc.; Valley Electric Holdings II, Inc.; and Wolf Energy Holdings Inc. (“Wolf Energy Holdings”).
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
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the nine months ended March 31, 2019.

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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of March 31, 2019 and June 30, 2018, our qualifying assets as a percentage of total assets, stood at 73.70% and 73.20%, respectively.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of March 31, 2019, approximately 3.3% of our total assets at fair value are in non-accrual status.
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
Interest income from investments in Subordinated Structured Notes (typically preferred shares, income notes or subordinated notes of CLO funds) and “equity” class of security of securitized trust is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financial Assets. We monitor the expected cash inflows from our CLO and securitized trust equity investments, including the expected residual payments, and the effective yield is determined and updated periodically.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of March 31, 2019, we do not expect to have any excise tax due for the 2019 calendar year. Thus, we have not accrued any excise tax for this period.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2019, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2015 and thereafter remain subject to examination by the Internal Revenue Service.
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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of March 31, 2019 and June 30, 2018, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.

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

SEC Disclosure Update and Simplification
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The effective date for the SEC amendments was November 5, 2018; however, in light of the timing and proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC Staff commented that it would not object if the first presentation of the changes in shareholders’ equity is included in a filer’s Form 10-Q for the quarter that begins after the effective date of the amendments. We have adopted the amendments for the fiscal quarter ended March 31, 2019.
Prior to adoption and in accordance with previous SEC rules, we presented distributable earnings (loss) on the Consolidated Statements of Assets and Liabilities, as three components: 1) accumulated overdistributed net investment income; 2) accumulated net unrealized gain (loss) on investments; and 3) accumulated net realized gain (loss) on investments. We also presented distributions from earnings on the Consolidated Statements of Changes in Net Assets as distributions from net investment income. In accordance with the SEC Release, distributable earnings and distributions from distributable earnings are shown in total on the Consolidated Statements of Assets and Liabilities and Consolidated Statements of Changes in Net Assets, respectively. The changes in presentation have been retrospectively applied to the prior period statements presented.

Tax Cuts and Jobs Act
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (The “Tax Act”), which significantly changed the Code, including, a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Act also authorizes the IRS to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax and Jobs Act, or regulations or other guidance issued under it, might affect us, our business or the business of our portfolio companies. However, our portfolio companies may or may not make certain elections under the Tax Act that could materially increase their taxable earnings and profits. Any such increase in the earnings and profits of a portfolio company may result in the characterization of certain distributions sourced from sale proceeds as dividend income, which may increase our distributable taxable income. During the nine months ended March 31, 2019, we received $21,000 of such dividends from National Property REIT Corp. (“NPRC”) related to the gain on the sale of real estate properties.
Note 3. Portfolio Investments
At March 31, 2019, we had investments in 137 long-term portfolio investments, which had an amortized cost of $5,949,069 and a fair value of $5,700,673. At June 30, 2018, we had investments in 135 long-term portfolio investments, which had an amortized cost of $5,831,458 and a fair value of $5,727,279.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $516,605 and $1,390,816 during the nine months ended March 31, 2019 and March 31, 2018, respectively. Debt repayments and considerations from sales of equity securities of approximately$415,165 and $1,471,246 were received during the nine months ended March 31, 2019 and March 31, 2018, respectively.
The following table shows the composition of our investment portfolio as of March 31, 2019 and June 30, 2018.

	March 31, 2019		June 30, 2018
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$38,433	$38,381	$38,659	$38,559
Senior Secured Debt	2,716,036	2,504,237	2,602,018	2,481,353
Subordinated Secured Debt	1,434,630	1,343,067	1,318,028	1,260,525
Subordinated Unsecured Debt	38,906	26,422	38,548	32,945
Small Business Loans	—	—	30	17
Rated Secured Structured Notes	44,783	47,520	6,159	6,159
Subordinated Structured Notes	1,099,133	881,128	1,096,768	954,035
Equity	577,148	859,918	731,248	953,686
Total Investments	$5,949,069	$5,700,673	$5,831,458	$5,727,279

In the previous table and throughout the remainder of this footnote, we aggregate our portfolio investments by type of investment, which may differ slightly from the nomenclature used by the constituent instruments defining the rights of holders of the investment, as disclosed on our Consolidated Schedules of Investments (“SOI”). The following investments are included in each category:

•	Revolving Line of Credit includes our investments in delayed draw term loans.

•	Senior Secured Debt includes investments listed on the SOI such as senior secured term loans, senior term loans, secured promissory notes, senior demand notes, and first lien term loans.

•	Subordinated Secured Debt includes investments listed on the SOI such as subordinated secured term loans, subordinated term loans, senior subordinated notes, and second lien term loans.

•	Subordinated Unsecured Debt includes investments listed on the SOI such as subordinated unsecured notes and senior unsecured notes.

•	Small Business Loans includes our investments in SME whole loans purchased from OnDeck.

•	Rated Secured Structured Notes includes our investment in the “debt” class of security of CLO funds.

•	Subordinated Structured Notes includes our investments in the “equity” security class of CLO funds such as income notes, preference shares, and subordinated notes.

•
Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of March 31, 2019.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$38,381	$38,381
Senior Secured Debt	—	—	2,504,237	2,504,237
Subordinated Secured Debt	—	—	1,343,067	1,343,067
Subordinated Unsecured Debt	—	—	26,422	26,422
Rated Secured Structured Notes	—	—	47,520	47,520
Subordinated Structured Notes	—	—	881,128	881,128
Equity	—	—	859,918	859,918
Total Investments	$—	$—	$5,700,673	$5,700,673
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2018.

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$38,559	$38,559
Senior Secured Debt	—	—	2,481,353	2,481,353
Subordinated Secured Debt	—	—	1,260,525	1,260,525
Subordinated Unsecured Debt	—	—	32,945	32,945
Small Business Loans	—	—	17	17
Rated Secured Structured Notes	—	—	6,159	6,159
Subordinated Structured Notes	—	—	954,035	954,035
Equity	—	—	953,686	953,686
Total Investments	$—	$—	$5,727,279	$5,727,279
The following tables show the aggregate changes in the fair value of our Level 3 investments during the nine months ended March 31, 2019.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2018	$2,404,326	$58,436	$3,264,517	$5,727,279
Net realized gains (losses) on investments	14,309	—	(1,977)	12,332
Net change in unrealized losses(1)	(22,129)	(23,750)	(98,338)	(144,217)
Net realized and unrealized losses	(7,820)	(23,750)	(100,315)	(131,885)
Purchases of portfolio investments	50,129	7,385	429,428	486,942
Payment-in-kind interest	25,069	743	3,851	29,663
Accretion of discounts and premiums, net	970	—	1,684	2,654
Repayments and sales of portfolio investments	(123,087)	(10,578)	(280,315)	(413,980)
Transfers within Level 3(1)	45,129	58,806	(103,935)	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of March 31, 2019	$2,394,716	$91,042	$3,214,915	$5,700,673

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	Rated Secured Structured Notes	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2018	$38,559	$2,481,353	$1,260,525	$32,945	$17	$6,159	$954,035	$953,686	$5,727,279
Net realized (losses) gains on investments	—	(823)	—	—	73	—	—	13,082	12,332
Net change in unrealized gains (losses)(1)	48	(91,134)	(34,059)	(6,881)	13	2,737	(75,272)	60,331	(144,217)
Net realized and unrealized gains (losses)	48	(91,957)	(34,059)	(6,881)	86	2,737	(75,272)	73,413	(131,885)
Purchases of portfolio investments	16,385	315,387	217,820	—	—	38,524	6,885	(108,059)	486,942
Payment-in-kind interest	244	21,760	7,158	501	—	—	—	—	29,663
Accretion (amortization) of discounts and premiums, net	—	2,442	4,632	—	—	100	(4,520)	—	2,654
Repayments and sales of portfolio investments	(16,855)	(224,748)	(113,009)	(143)	(103)	—	—	(59,122)	(413,980)
Transfers within Level 3(1)	—	—	—	—	—	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of March 31, 2019	$38,381	$2,504,237	$1,343,067	$26,422	$—	$47,520	$881,128	$859,918	$5,700,673

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
The following tables show the aggregate changes in the fair value of our Level 3 investments during the nine months ended March 31, 2018.

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2017	$1,911,775	$11,429	$3,915,101	$5,838,305
Net realized gains on investments	13	(13,351)	(5,800)	(19,138)
Net change in unrealized gains (losses)	46,898	19,678	(68,488)	(1,912)
Net realized and unrealized gains (losses)	46,911	6,327	(74,288)	(21,050)
Purchases of portfolio investments	145,623	3,588	1,235,479	1,384,690
Payment-in-kind interest	4,210	428	1,490	6,128
Accretion (amortization) of discounts and premiums, net	1,532	—	(19,238)	(17,706)
Repayments and sales of portfolio investments	(91,705)	(846)	(1,378,012)	(1,470,563)
Transfers within Level 3(1)	(31,362)	31,362	—	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of March 31, 2018	$1,986,984	$52,288	$3,680,532	$5,719,804

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2017	$27,409	$2,798,796	$1,107,040	$44,434	$7,964	$1,079,712	$772,950	$5,838,305
Net realized gains (losses) on investments	—	(16,369)	—	13	(322)	(2,495)	35	(19,138)
Net change in unrealized gains (losses)	(66)	44,514	(21,855)	(14,085)	381	(81,704)	70,903	(1,912)
Net realized and unrealized (losses) gains	(66)	28,145	(21,855)	(14,072)	59	(84,199)	70,938	(21,050)
Purchases of portfolio investments	19,308	902,101	354,603	—	7,551	32,134	68,993	1,384,690
Payment-in-kind interest	—	3,672	1,996	460	—	—	—	6,128
Accretion (amortization) of discounts and premiums, net	—	2,304	3,960	—	—	(23,970)	—	(17,706)
Repayments and sales of portfolio investments	(8,058)	(1,240,097)	(128,660)	(13)	(15,375)	(58,862)	(19,498)	(1,470,563)
Transfers within Level 3(1)	—	42,704	—	—	—	—	(42,704)	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—
Fair value as of March 31, 2018	$38,593	$2,537,625	$1,317,084	$30,809	$199	$944,815	$850,679	$5,719,804

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
For the nine months ended March 31, 2019 and March 31, 2018, the net change in unrealized losses on the investments that use Level 3 inputs was ($131,870) and ($28,205) for investments still held as of March 31, 2019 and March 31, 2018, respectively.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2019 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
Senior Secured Debt	$1,349,616	Discounted Cash Flow (Yield analysis)	Market yield	6.2% - 27.0%	11.1%
Senior Secured Debt	380,568	Enterprise Value Waterfall (Market approach)	EBITDA multiple	4.0x - 9.5x	8.2x
Senior Secured Debt	145,082	Enterprise Value Waterfall (Market approach)	Revenue multiple	0.3x - 1.4x	1.1x
Senior Secured Debt	54,191	Enterprise Value Waterfall (Discounted cash flow)	Discount rate	7.7% - 13.1%	9.8%
Senior Secured Debt (1)	172,000	Enterprise Value Waterfall	Loss-adjusted discount rate	3.8% - 13.7%	10.7%
Senior Secured Debt (2)	433,553	Enterprise Value Waterfall (NAV Analysis)	Capitalization rate	3.4% - 8.5%	6.0%
		Discounted Cash Flow	Discount rate	6.5% - 7.5%	7.0%
Subordinated Secured Debt	933,451	Discounted Cash Flow (Yield analysis)	Market yield	6.2% - 26.2%	11.7%
Subordinated Secured Debt	36,230	Enterprise Value Waterfall (Market approach)	EBITDA multiple	8.0x - 12.0x	9.0x
Subordinated Secured Debt	35,697	Liquidation analysis	N/A	N/A	N/A
Subordinated Secured Debt (3)	345,297	Enterprise Value Waterfall (Market approach)	Book value multiple	0.8x - 3.0x	2.6x
Subordinated Unsecured Debt	26,422	Enterprise Value Waterfall (Market approach)	EBITDA multiple	5.8x - 12.0x	11.0x
Rated Secured Structured Notes	47,520	Discounted Cash Flow	Discount rate (4)	10.2% - 10.5%	10.4%
Subordinated Structured Notes	881,128	Discounted Cash Flow	Discount rate (4)	2.5% - 30.2%	20.0%
Preferred Equity	83,658	Enterprise Value Waterfall (Market approach)	EBITDA multiple	4.0x - 8.5x	7.1x
Common Equity/Interests/Warrants	137,652	Enterprise value waterfall (Market approach)	EBITDA multiple	5.5x - 12.0x	6.5x
Common Equity/Interests/Warrants (1)	2,585	Enterprise value waterfall	Loss-adjusted discount rate	3.8% - 13.7%	10.7%
Common Equity/Interests/Warrants (2)	261,397	Enterprise value waterfall (NAV analysis)	Capitalization rate	3.4% - 8.5%	6.0%
		Discounted cash flow	Discount rate	6.5% - 7.5%	7.0%
Common Equity/Interests/Warrants (5)	233,621	Enterprise value waterfall (Market approach)	Book value multiple	0.8x - 3.0x	2.6x
Common Equity/Interests/Warrants (6)	87,779	Discounted cash flow	Capitalization rate	3.4% - 8.5%	6.0%
Common Equity/Interests/Warrants	35,892	Discounted cash flow	Discount rate	8.8% - 14.9%	9.8%
Common Equity/Interests/Warrants	14,134	Liquidation analysis	N/A	N/A	N/A
Escrow Receivable	3,200	Discounted cash flow	Discount rate	0.0% - 7.8%	5.0%
Total Level 3 Investments	$5,700,673

(1)
Represents an investment in a Real Estate Investment subsidiary. The Enterprise Value analysis includes the fair value of our investments in such indirect subsidiary’s consumer loans purchased from online consumer lending platforms, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above. In addition, the valuation also used projected loss rates as an unobservable input ranging from 0.0%-13.0%, with a weighted average of 1.8%.

(2)	Represents Real Estate Investments. Enterprise Value Waterfall methodology uses both the net asset value analysis and discounted cash flow technique, which are weighted equally (50%).

(3)
Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes book value multiples, as noted above. In addition, the valuation of certain consumer finance companies utilizes the enterprise value waterfall technique whereby the significant unobservable input is the earnings multiple and the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies the earnings multiple ranged from 8.5x to 12.0x with a weighted average of 11.1x and the discount rate ranged from 12.9% to 14.9% with a weighted average of 13.6%.

(4)
Represents the implied discount rate based on our internally generated single-cash flow model that is derived from the fair value estimated by the corresponding multi-path cash flow model utilized by the independent valuation firm.

(5)
Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes book value multiples, as noted above. In addition, the valuation of certain consumer finance companies utilizes the enterprise value waterfall technique whereby the significant unobservable input is the earnings multiple and the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies the earnings multiple ranged from 8.5x to 12.0x with a weighted average of 11.3x and the discount rate ranged from 12.9% to 14.9% with a weighted average of 13.5%.

(6)	Represents Residual Profit Interests in Real Estate Investments.

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2018 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
Senior Secured Debt	$1,409,584	Discounted Cash Flow (Yield analysis)	Market yield	7.0% - 21.2%	11.3%
Senior Secured Debt	361,720	Enterprise Value Waterfall (Market approach)	EBITDA multiple	4.0x - 10.3x	8.3x
Senior Secured Debt	181,339	Enterprise Value Waterfall (Market approach)	Revenue multiple	0.3x - 1.6x	1.4x
Senior Secured Debt	47,099	Enterprise Value Waterfall (Discounted cash flow)	Discount rate	7.5% - 16.1%	10.7%
Senior Secured Debt	787	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt (1)	226,180	Enterprise Value Waterfall	Loss-adjusted discount rate	3.0% - 14.2%	11.0%
Senior Secured Debt (2)	293,203	Enterprise Value Waterfall (NAV Analysis)	Capitalization Rate	3.3% - 8.7%	6.0%
		Discounted Cash Flow	Discount rate	6.5% - 7.5%	7.0%
Subordinated Secured Debt	830,766	Discounted Cash Flow (Yield analysis)	Market yield	7.6% - 22.5%	11.7%
Subordinated Secured Debt	28,622	Enterprise Value Waterfall (Market approach)	EBITDA multiple	6.5x - 7.5x	7.0x
Subordinated Secured Debt	58,806	Enterprise Value Waterfall (Market approach)	Revenue multiple	0.3x - 0.4x	0.4x
Subordinated Secured Debt (3)	342,331	Enterprise Value Waterfall (Market approach)	Book value multiple	0.8x - 3.1x	2.5x
		Enterprise Value Waterfall (Market approach)	Earnings multiple	7.5x - 13.0x	11.9x
Subordinated Unsecured Debt	32,945	Enterprise Value Waterfall (Market approach)	EBITDA multiple	5.8x - 11.5x	9.7%
Small Business Loans (4)	17	Discounted Cash Flow	Loss-adjusted discount rate	13.0% - 24.3%	15.5%
Subordinated Structured Notes	960,194	Discounted Cash Flow	Discount rate (6)	2.33% - 24.28%	17.24%
Preferred Equity	73,792	Enterprise Value Waterfall (Market approach)	EBITDA multiple	4.0x - 9.0x	7.9x
Preferred Equity	2,194	Liquidation Analysis	N/A	N/A	N/A
Common Equity/Interests/Warrants	81,753	Enterprise value waterfall (Market approach)	EBITDA multiple	5.0x - 9.0x	6.8x
Common Equity/Interests/Warrants (1)	16,881	Enterprise value waterfall	Loss-adjusted discount rate	3.0% - 14.2%	11.0%
Common Equity/Interests/Warrants (2)	419,224	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.3% - 8.7%	6.0%
		Discounted cash flow	Discount rate	6.5% - 7.5%	7.0%
Common Equity/Interests/Warrants (3)	209,583	Enterprise value waterfall (Market approach)	Book value multiple	0.8x - 3.1x	2.4x
		Enterprise value waterfall (Market approach)	Earnings multiple	7.5x - 13.0x	11.9x
Common Equity/Interests/Warrants (5)	99,488	Discounted cash flow	Discount rate	6.5% - 7.5%	7.0%
Common Equity/Interests/Warrants	36,805	Discounted cash flow	Discount rate	7.5% - 15.5%	8.8%
Common Equity/Interests/Warrants	13,049	Liquidation analysis	N/A	N/A	N/A
Escrow Receivable	917	Discounted cash flow	Discount rate	7.3% - 8.4%	7.9%
Total Level 3 Investments	$5,727,279

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
During the nine months ended March 31, 2019, the valuation methodology for Engine Group, Inc. (“Engine”) changed to include the waterfall analysis. As a result of the company’s performance, the fair value of our investment in Engine decreased to $32,361 as of March 31, 2019, a discount of $7,030 from its amortized cost, compared to no unrealized appreciation or depreciation recorded at June 30, 2018.
During the nine months ended March 31, 2019, the valuation methodology for GlobalTranz Enterprises, Inc. (“GlobalTranz”) changed to incorporate a takeout analysis, as a definitive agreement to acquire GlobalTranz was signed. As a result of this change in methodology, the fair value of our investment in GlobalTranz increased to $12,704 as of March 31, 2019, a premium of $392 to its amortized cost.

During the nine months ended March 31, 2019, the valuation methodology for Memorial MRI & Diagnostic, LLC (“MMRI”) changed to incorporate a takeout analysis, as the borrower provided formal notice it will repay the loan in April 2019.

During the nine months ended March 31, 2019, the valuation methodology for Photonis Technologies SAS (“Photonis”) changed to remove the WACC and shadow method and incorporate the take out method. As a result of this change, the fair value of our investment in Photonis increased to $12,872 as of March 31, 2019, a premium of $136 to its amortized cost, compared to the $155 unrealized depreciation recorded at June 30, 2018.
During the nine months ended March 31, 2019, the valuation methodology for United Sporting Companies, Inc. (“USC”) changed to incorporate a Liquidation Analysis. As a result of a deterioration in the company’s financial performance, the fair value of our investment in USC decreased to $35,697, a discount of $91,394 from is amortized cost, compared to the $68,285 unrealized depreciation recorded at June 30, 2018.

During the nine months ended March 31, 2019, we provided $10,206 of equity financing to NPRC for the acquisition of real estate properties and $1,377 of equity financing to NPRC to fund capital expenditures for existing real estate properties.
During the nine months ended March 31, 2019, we received partial repayments of $54,181 of our loans previously outstanding with NPRC and its wholly owned subsidiary and $15,000 as a return of capital on our equity investment in NPRC.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of March 31, 2019, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 33,478 individual loans and residual interest in four securitizations, and had an aggregate fair value of $187,706. The average outstanding individual loan balance is approximately $4 and the loans mature on dates ranging from April 1, 2019 to April 19, 2025 with a weighted-average outstanding term of 23 months as of March 31, 2019. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 23.5%. As of March 31, 2019, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $174,585.
As of March 31, 2019, based on outstanding principal balance, 8.2% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 21.8% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 70.0% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$11,922	$11,560	4.0% - 24.1%	12.5%
Prime	31,963	30,272	4.0% - 36.0%	17.2%
Near Prime	102,417	95,099	6.0% - 36.0%	26.8%
*Weighted by outstanding principal balance of the online consumer loans.

As of March 31, 2019, our investment in NPRC and its wholly-owned subsidiaries had an amortized cost of $769,389 and a fair value of $957,314, including our investment in online consumer lending as discussed above. As of March 31. 2019, our investment in NPRC and its wholly-owned subsidiaries relating to the real estate portfolio had a fair value of $782,729. This portfolio was comprised of forty-three multi-families properties, twelve self-storage units, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of March 31, 2019.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	20,012
3	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	—
4	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	173,467
5	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,331
6	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,791
7	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,603
8	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,481
9	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	14,037
10	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,165
11	Atlanta Eastwood Village LLC	Stockbridge, GA	12/12/2013	25,957	22,263
12	Atlanta Monterey Village LLC	Jonesboro, GA	12/12/2013	11,501	10,831
13	Atlanta Hidden Creek LLC	Morrow, GA	12/12/2013	5,098	4,636
14	Atlanta Meadow Springs LLC	College Park, GA	12/12/2013	13,116	12,751
15	Atlanta Meadow View LLC	College Park, GA	12/12/2013	14,354	12,805
16	Atlanta Peachtree Landing LLC	Fairburn, GA	12/12/2013	17,224	15,168
17	NPH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	26,778

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
18	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	$8,500	$7,648
19	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
20	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
21	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
22	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
23	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
24	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
25	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
26	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	8,927	6,695
27	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
28	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	86,509
29	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	14,229
30	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,927
31	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	28,952
32	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	14,480
33	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	15,356
34	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	18,328
35	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	19,486
36	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,886
37	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
38	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
39	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
40	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
41	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
42	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
43	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	43,103
44	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
45	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
46	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
47	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
48	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	48,634
49	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
50	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	15,415
51	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
52	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
53	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
54	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
55	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	44,044
56	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	14,185
57	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
58	Laurel Pointe Holdings, LLC	Forest Park, GA	5/9/2018	33,005	26,400
59	Bradford Ridge Holdings, LLC	Forest Park, GA	5/9/2018	12,500	10,000
60	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
61	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	39,525
62	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	19,335
63	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
64	Ashwood Ridge Holdings LLC	Jonesboro, GA	9/21/2018	9,600	7,300
65	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
66	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
				$2,053,507	$1,695,483

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

On December 31, 2018, we liquidated our investment in SB Forging Company II. During the nine months ended March 31, 2019, we recorded a realized gain of 2,204 as a result of this transaction.

On February 1, 2019, Maverick Healthcare Equity, LLC was sold. No proceeds were received, resulting in a realized loss of $1,252.

During the period from January 23, 2019 to February 28, 2019, we sold $76,000, or 39.13%, of the outstanding principal balance of the senior secured note investment in Broder Bros., Co. We recorded a realized loss of $450 as a result of these transactions.

On March 1, 2019, we sold our 94.59% common equity interest in CCPI, Inc. for $18,865 in net proceeds. Concurrently, CCPI Inc. fully repaid the $2,797 Senior Secured Term Loan A and the $17,566 Senior Secured Term Loan B receivable to us. We recorded a realized gain of $12,105 on the sale of our equity position in CCPI, Inc. In connection with the sale we recognized an advisory fee payment of $1,301 recorded as other income. In addition, there is $2,364 being held in escrow that is due to us, which will be recognized as an additional realized gain when received.

On March 27, 2019, Ark-La-Tex sold the remainder of its assets for $773. The remainder of our debt investment in Ark-La-Tex was written off and we recorded a realized loss of $371.

As of March 31, 2019, $3,380,634 of our loans to portfolio companies and investments in CLO debt, at fair value, bear interest at floating rates and have LIBOR floors ranging from 0.0% - 3.0%. As of March 31, 2019, $578,993 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 1.0% - 20.0%. As of June 30, 2018, $3,323,420 of our loans to portfolio companies, at fair value, bore interest at floating rates and have LIBOR floors ranging from 0.0% - 3.0%. As of June 30, 2018, $489,962 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 5.0% - 20.0%.
At March 31, 2019, six loan investments were on non-accrual status: Edmentum Ultimate Holdings, LLC (“Edmentum”, the Unsecured Junior PIK Note), Interdent (the Senior Secured Term Loan C and Senior the Secured Term Loan D), Pacific World Corporation (the Senior Secured Term Loan A and the Senior Secured Term Loan B), United Sporting Companies, Inc. (“USC”), USES Corp. (“USES”), and UTP (the Senior Secured Term Loan B). At June 30, 2018, five loan investments were on non-accrual status: Ark-La-Tex, Edmentum (the Unsecured Junior PIK Note), Pacific World Corporation (the Senior Secured Term Loan B), USC, and USES. Cost balances of these loans amounted to $487,356 and $315,733 as of March 31, 2019 and June 30, 2018, respectively. The fair value of these loans amounted to $193,990 and $143,719 as of March 31, 2019 and June 30, 2018, respectively. The fair values of these investments represent approximately 3.3% and 2.5% of our total assets at fair value as of March 31, 2019 and June 30, 2018, respectively.

Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of March 31, 2019 and June 30, 2018, we had $15,645 and $29,675, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of March 31, 2019 and June 30, 2018.
We have guaranteed $2,571 in standby letters of credit issued through a financial intermediary and $1,380 of equipment lease obligations on behalf of InterDent, Inc. (“InterDent”) as of March 31, 2019. Under these arrangements, we would be required to make payments to the financial intermediary or equipment lease provider, respectively, if InterDent was to default on their related payment obligations. As of March 31, 2019, we have not recorded a liability on the statement of assets and liabilities for these guarantees as the likelihood of default on the standby letters of credit or equipment lease is deemed to be remote.
During the nine months ended March 31, 2019 and the nine months ended March 31, 2018, there were no sales of the senior secured Term Loan A investments. We serve as an agent for these loans and collect a servicing fee from the counterparties on behalf of the Investment Adviser. We receive a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser. See Note 13 for further discussion.

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
The following table summarizes the results of our analysis for the three tests for the nine months ended March 31, 2019 and year ended June 30, 2018.

	Asset Test		Income Test		Investment Test
	Greater than 10% but Less than 20%	Greater than 20%	Greater than 10% but Less than 20%	Greater than 20%	Greater than 10% but Less than 20%	Greater than 20%
Nine Months Ended March 31, 2019	N/A	NPRC	N/A	First Tower Finance NPRC Pacific World Valley Electric	NPRC	-
Year Ended June 30, 2018	-	NPRC	Arctic (1)	First Tower Finance NPRC	NPRC	-
(1) On April 6, 2018, our common equity investment in Arctic Equipment was exchanged for newly issued common shares of CP Energy as a result of a merger between the two companies.
Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate upon repayment or sale of an investment or the marking to fair value of an investment in any given year can be highly concentrated among several investments. After performing the income analysis for the nine months ended March 31, 2019, as currently promulgated by the SEC, we determined that 4 of our controlled investments individually triggered the 20% threshold for disclosure of summary income statement information. We do not believe that the calculation promulgated by the SEC correctly identifies significant subsidiaries, but have included First Tower Finance Company LLC (“First Tower Finance”), NPRC, Pacific World Corporation (“Pacific World”), and Valley Electric Company, Inc. (“Valley Electric”) as significant subsidiaries.
The following tables show summarized income statement information for First Tower Finance, which met the 20% income test for the nine months ended March 31, 2019:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Summary of Operations
Total revenue	$64,692	$56,941	$200,297	$174,144
Total expenses	74,067	64,542	213,470	181,317
Net income (loss)	$(9,375)	$(7,601)	$(13,173)	$(7,173)

The following tables show summarized income statement information for NPRC, which met the 20% income test for the nine months ended March 31, 2019:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Summary of Operations
Total revenue	$113,251	$144,196	$382,509	$342,539
Total expenses	85,173	87,305	269,749	254,776
Operating income	28,078	56,891	112,760	87,763
Depreciation and amortization	(29,935)	(18,816)	(71,035)	(54,418)
Fair value adjustment	(5,638)	(15,883)	(25,358)	(76,137)
Net income (loss)	$(7,495)	$22,192	$16,367	$(42,792)
The following tables show summarized income statement information for Pacific World, which met the 20% income test for the nine months ended March 31, 2019:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Summary of Operations
Total revenue	$24,698	$37,402	$83,272	$100,319
Total expenses	37,116	42,322	140,443	123,927
Net income (loss)	$(12,418)	$(4,921)	$(57,171)	$(23,607)
The following tables show summarized income statement information for Valley Electric, which met the 20% income test for the nine months ended March 31, 2019:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Summary of Operations
Total revenue	$61,807	$32,406	$177,478	$100,037
Total expenses	58,783	32,701	163,550	103,829
Net income (loss)	$3,024	$(295)	$13,928	$(3,792)
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
On August 1, 2018, we renegotiated the 2014 Facility and closed an expanded five and a half year revolving credit facility (the “2018 Facility” and collectively with the 2014 Facility, the “Revolving Credit Facility”). The lenders have extended commitments of $1,045,000 under the 2018 Facility as of December 31, 2018. The 2018 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The 2018 Facility matures on March 27, 2024. It includes a revolving period that extends through March 27, 2022, followed by an additional two-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such two-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two-year amortization period, the remaining balance will become due, if required by the lenders.

The 2018 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2018 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2018 Facility. The 2018 Facility also requires the maintenance of a minimum liquidity requirement. As of March 31, 2019, we were in compliance with the applicable covenants.
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
For the three and nine months ended March 31, 2019 and March 31, 2018, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Average stated interest rate	4.69%	4.01%	4.53%	3.64%
Average outstanding balance	$295,511	$16,678	$256,409	$27,786
As of March 31, 2019 and June 30, 2018, we had $787,406 and $547,205, respectively, available to us for borrowing under the Revolving Credit Facility, with $99,000 and $37,000 outstanding as of March 31, 2019 and June 30, 2018, respectively. The investments, including cash, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,683,132, which represents 28.9% of our total investments, including cash. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $10,504 of new fees and $1,473 were carried over for continuing participants from the previous facility, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of March 31, 2019, $8,386 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities. During the nine months ended March 31, 2019, $325 of fees were expensed relating to credit providers in the 2014 Facility who did not commit to the 2018 Facility.
During the three months ended March 31, 2019 and March 31, 2018, we recorded $6,209 and $3,016, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the nine months ended March 31, 2019 and March 31, 2018, we recorded $17,535 and $9,356, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On December 21, 2012, we issued $200,000 aggregate principal amount of convertible notes that matured on January 15, 2019 (the “2019 Notes”). The 2019 Notes bore interest at a rate of 5.875% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2013. Total proceeds from the issuance of the 2019 Notes, net of underwriting discounts and offering costs, were $193,600. On May 30, 2018, we repurchased $98,353 aggregate principal amount of the 2019 Notes at a price of 102.0, including commissions. The transaction resulted in our recognizing a $2,383 loss during the three months ended June 30, 2018. On January 15, 2019, we repaid the outstanding principal amount of $101,647 of the 2019 Notes, plus interest. No gain or loss was realized on the transaction.
On April 11, 2014, we issued $400,000 aggregate principal amount of convertible notes that mature on April 15, 2020 (the “2020 Notes”), unless previously converted or repurchased in accordance with their terms. The 2020 Notes bear interest at a rate of 4.75% per year, payable semi-annually on April 15 and October 15 each year, beginning October 15, 2014. Total proceeds from the issuance of the 2020 Notes, net of underwriting discounts and offering costs, were $387,500. On January 30, 2015, we repurchased $8,000 aggregate principal amount of the 2020 Notes at a price of 93.0, including commissions. As a result of this transaction, we recorded a gain of $332, in the amount of the difference between the reacquisition price and the net carrying amount of the 2020 Notes, net of the proportionate amount of unamortized debt issuance cost. During the three months ended December 31, 2018, we repurchased an additional $13,500 aggregate principal amount of the 2020 Notes at a price of 99.5, including commissions. As a result of this transaction, we recorded a loss of $41, in the amount of the difference between the reacquisition price and the net carrying amount of the 2020 Notes, net of the proportionate amount of unamortized debt issuance costs. During the three months ended March 31, 2019, we repurchased an additional $129,798 aggregate principal amount of the 2020 Notes at a weighted average price of 101.4, including commission. As a result of these transactions, we recorded a net loss of $2,787 during the three months ended March 31, 2019, in the amount of the difference between the reacquisition price and the net carrying amounts of the 2020 Notes, net of the proportionate amount of unamortized debt issuance costs. As of March 31, 2019, the outstanding aggregate principal amount of the 2020 Notes is $248,702.
On April 11, 2017, we issued $225,000 aggregate principal amount of convertible notes that mature on July 15, 2022 (the “Original 2022 Notes”), unless previously converted or repurchased in accordance with their terms. The Original 2022 Notes bear interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2017. Total proceeds from the issuance of the Original 2022 Notes, net of underwriting discounts and offering costs, were $218,010. On May 18, 2018, we issued an additional $103,500 aggregate principal amount of convertible notes that mature on July 15, 2022 (the “Additional 2022 Notes”, and together with the Original 2022 Notes, the “2022 Notes”), unless previously converted or repurchased in accordance with their terms. The Additional 2022 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2022 Notes and bear interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2018. Total proceeds from the issuance of the Additional 2022 Notes, net of underwriting discounts and offering costs, were $100,749. Following the issuance of the Additional 2022 Notes and as of March 31, 2019, the outstanding aggregate principal amount of the 2022 Notes is $328,500.
On March 1, 2019, we issued $175,000 aggregate principal amount of senior convertible notes that mature on March 1, 2025 (the “2025 Notes”), unless previously converted or repurchased in accordance with their terms. We granted the underwriters a 13-day over-allotment option to purchase up to an additional $26,250 aggregate principal amount of the 2025 Notes. The underwriters fully exercised the over-allotment option on March 11, 20l9 and we issued $26,250 aggregate principal amount of 2025 Notes at settlement on March 13, 2019. The 2025 Notes bear interest at a rate of 6.375% per year, payable semi-annually on March 1 and September 1 each year, beginning September 1, 2019. Total proceeds from the issuance of the 2025 Notes, net of underwriting discounts and offering costs, were $198,674. As of March 31, 2019, the outstanding aggregate principal amount of the 2025 Notes is $201,250.

Certain key terms related to the convertible features for the 2020 Notes, the 2022 Notes, and the 2025 Notes (collectively, the “Convertible Notes”) are listed below.

	2020 Notes	2022 Notes	2025 Notes
Initial conversion rate(1)	80.6647	100.2305	110.7420
Initial conversion price	$12.40	$9.98	$9.03
Conversion rate at March 31, 2019(1)(2)	80.6670	100.2305	110.7420
Conversion price at March 31, 2019(2)(3)	$12.40	$9.98	$9.03
Last conversion price calculation date	4/11/2018	4/11/2018	3/1/2019
Dividend threshold amount (per share)(4)	$0.110525	$0.083330	$0.060000

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)	The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

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
In connection with the issuance of the Convertible Notes, we recorded a discount of $4,025 and debt issuance costs of $22,857 which are being amortized over the terms of the Convertible Notes. As of March 31, 2019, $3,979 of the original issue discount and $11,228 of the debt issuance costs remain to be amortized and are included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended March 31, 2019 and March 31, 2018, we recorded $10,460 and $12,664, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the nine months ended March 31, 2019 and March 31, 2018, we recorded $33,352 and $39,323, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
Note 6. Public Notes
On March 15, 2013, we issued $250,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Original 2023 Notes”). The Original 2023 Notes bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2013. Total proceeds from the issuance of the Original 2023 Notes, net of underwriting discounts and offering costs, were $243,641. On June 20, 2018, we issued an additional $70,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Additional 2023 Notes”, and together with the Original 2023 Notes, the “2023 Notes”). The Additional 2023 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2023 Notes and bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and

September 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the Additional 2023 Notes, net of underwriting discounts, were $69,403. As of March 31, 2019, the outstanding aggregate principal amount of the 2023 Notes is $320,000.
On April 7, 2014, we issued $300,000 aggregate principal amount of unsecured notes that mature on July 15, 2019 (the “5.00% 2019 Notes”). Included in the issuance is $45,000 of Prospect Capital InterNotes® that were exchanged for the 5.00% 2019 Notes. The 5.00% 2019 Notes bear interest at a rate of 5.00% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2014. Total proceeds from the issuance of the 5.00% 2019 Notes, net of underwriting discounts and offering costs, were $295,998. On June 7, 2018, we commenced a tender offer to purchase for cash any and all of the $300,000 aggregate principal amount outstanding of the 5.00% 2019 Notes. On June 20, 2018, $146,464 aggregate principal amount of the 5.00% 2019 Notes, representing 48.8% of the previously outstanding 5.00% 2019 Notes, were validly tendered and accepted. The transaction resulted in our recognizing a loss of $3,705 during the three months ended June 30, 2018. On September 26, 2018, we repurchased the remaining $153,536 aggregate principal amount of the 5.00% 2019 Notes at a price of 101.645, including commissions. The transaction resulted in our recognizing a loss of $2,874 during the nine months ended March 31, 2019.
On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market (“ATM”) program with FBR Capital Markets & Co. through which we could sell, by means of ATM offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes (“Initial 2024 Notes ATM”). Following the initial 2024 Notes ATM, the aggregate principal amount of the 2024 Notes issued was $199,281 for net proceeds of $193,253, after commissions and offering costs. On July 2, 2018, we entered into a second ATM program with B.Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of the 2024 Notes (“Second 2024 Notes ATM”, and together with the Initial 2024 Notes ATM, the “2024 Notes Follow-on Program”). The 2024 Notes are listed on the New York Stock Exchange (“NYSE”) and trade thereon under the ticker “PBB.” During the nine months ended March 31, 2019, we issued an additional $32,593 aggregate principal amount under the second 2024 Notes ATM, for net proceeds of $32,283, after commissions and offering costs. As of March 31, 2019, the outstanding aggregate principal amount of the 2024 Notes is $231,874.
On June 7, 2018, we issued $55,000 aggregate principal amount of unsecured notes that mature on June 15, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts and offering costs were $53,119. On July 2, 2018, we entered into an ATM program with B.Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2028 Notes (“2028 Notes ATM” or “2028 Notes Follow-on Program”). The 2028 Notes are listed on the NYSE and trade thereon under the ticker “PBY.” During the nine months ended March 31, 2019, we issued an additional $13,876 aggregate principal amount under the 2028 Notes ATM, for net proceeds of $13,675, after commissions and offering costs. As of March 31, 2019, the outstanding aggregate principal amount of the 2028 Notes is $68,876.
On October 1, 2018, we issued $100,000 aggregate principal amount of unsecured notes that mature on January 15, 2024 (the “6.375% 2024 Notes”). The 6.375% 2024 Notes bear interest at a rate of 6.375% per year, payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2019. Total proceeds from the issuance of the 6.375% 2024 Notes, net of underwriting discounts and offering costs, were $98,985. As of March 31, 2019, the outstanding aggregate principal amount of the 6.375% 2024 Notes is $100,000.
On December 5, 2018, we issued $50,000 aggregate principal amount of unsecured notes that mature on June 15, 2029 (the “2029 Notes”). The 2029 Notes bear interest at a rate of 6.875% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning March 15, 2019. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts and offering costs, were $48,057. On February 9, 2019, we entered into an ATM program with B.Riley FBR, Inc., BB&T Capital Markets, and Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2029 Notes (“2029 Notes ATM” or “2029 Notes Follow-on Program”). The 2029 Notes are listed on the NYSE and trade thereon under the ticker “PBC.” During the three months ended March 31, 2019, we issued an additional $19,170 aggregate principal amount under the 2029 Notes ATM, for net proceeds of $18,523, after commissions and offering costs. As of March 31, 2019, the outstanding aggregate principal amount of the 2029 Notes is $69,170.

The 2023 Notes, the 2024 Notes, the 2028 Notes, the 6.375% 2024 Notes, and the 2029 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.

In connection with the issuance of the Public Notes we recorded a discount of $4,090 and debt issuance costs of $16,015, which are being amortized over the terms of the notes. As of March 31, 2019, $2,618 of the original issue discount and $11,678 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended March 31, 2019 and March 31, 2018, we recorded $12,272 and $11,054, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the nine months ended March 31, 2019 and March 31, 2018, we recorded $35,102 and $33,143, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the nine months ended March 31, 2019, we issued $124,643 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $122,592. These notes were issued with stated interest rates ranging from 5.00% to 6.25% with a weighted average interest rate of 5.78%. These notes mature between July 15, 2023 and March 15, 2029. The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2019:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$57,751	5.00%–5.75%	5.48%	July 15, 2023 – March 15, 2024
7	31,499	5.50%–6.00%	5.93%	July 15, 2025 – March 15, 2026
8	385	5.75%	5.75%	July 15, 2026
10	35,008	6.00%–6.25%	6.13%	July 15, 2028 – March 15, 2029
	$124,643
During the nine months ended March 31, 2018, we issued $69,428 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $68,396. These notes were issued with stated interest rates ranging from 4.00% to 5.00% with a weighted average interest rate of 4.37%. These notes mature between July 15, 2022 and March 15, 2026. The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2018:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$43,587	4.00%–4.75%	4.20%	July 15, 2022 – March 15, 2023
7	2,825	4.75%–5.00%	4.93%	July 15, 2024
8	23,016	4.50%–5.00%	4.62%	August 15, 2025 – March 15, 2026
	$69,428
During the nine months ended March 31, 2019, we redeemed, prior to maturity, $123,418 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.83% in order to replace shorter maturity debt with longer-term debt. During the nine months ended March 31, 2019, we repaid $7,428 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the nine months ended March 31, 2019 was $905.

The following table summarizes the Prospect Capital InterNotes® outstanding as of March 31, 2019:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$270,820	4.00% – 5.75%	5.04%	October 15, 2020 - March 15, 2024
5.2	2,618	4.63%	4.63%	September 15, 2020
5.3	2,601	4.63%	4.63%	September 15, 2020
5.5	37,816	4.25% – 4.75%	4.55%	June 15, 2020 - October 15, 2020
6	2,182	4.88%	4.88%	April 15, 2021 - May 15, 2021
6.5	38,637	5.10% – 5.25%	5.23%	December 15, 2021 - May 15, 2022
7	120,143	4.00% – 6.00%	5.32%	January 15, 2020 - March 15, 2026
7.5	1,996	5.75%	5.75%	February 15, 2021
8	24,660	4.50% – 5.75%	4.67%	August 15, 2025 - July 15, 2026
10	72,277	5.75% – 7.00%	6.17%	March 15, 2022 - March 15, 2029
12	2,978	6.00%	6.00%	November 15, 2025 - December 15, 2025
15	17,138	5.25% – 6.00%	5.36%	May 15, 2028 - November 15, 2028
18	19,451	4.13% – 6.25%	5.57%	December 15, 2030 - August 15, 2031
20	3,970	5.75% – 6.00%	5.89%	November 15, 2032 - October 15, 2033
25	32,110	6.25% – 6.50%	6.39%	August 15, 2038 - May 15, 2039
30	105,324	5.50% – 6.75%	6.24%	November 15, 2042 - October 15, 2043
	$754,721

During the nine months ended March 31, 2018, we redeemed, prior to maturity $269,375 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.89% in order to replace debt with shorter maturity dates. During the nine months ended March 31, 2018, we repaid $4,883 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the nine months ended March 31, 2018 was $1,445.
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
	$760,924
In connection with the issuance of Prospect Capital InterNotes®, we incurred $26,064 of fees which are being amortized over the term of the notes, of which $11,969 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of March 31, 2019.
During the three months ended March 31, 2019 and March 31, 2018, we recorded $10,005 and $10,745, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the nine months ended March 31, 2019 and March 31, 2018, we recorded $31,521 and $36,039, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.

Note 8. Fair Value and Maturity of Debt Outstanding
The following table shows our outstanding debt as of March 31, 2019.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility(2)	$99,000	$8,386	$99,000	(3)	$99,000		1ML+2.20%	(6)

2020 Notes	248,702	1,480	247,222		250,918	(4)	5.52%	(7)
2022 Notes	328,500	7,201	321,299		325,511	(4)	5.71%	(7)
2025 Notes	201,250	6,526	194,724		198,265	(4)	6.63%	(7)
Convertible Notes	778,452		763,245		774,694

2023 Notes	320,000	3,474	316,526		332,365	(4)	6.09%	(7)
2024 Notes	231,874	4,935	226,939		233,543	(4)	6.76%	(7)
2028 Notes	68,876	2,290	66,586		68,132	(4)	6.77%	(7)
6.375% 2024 Notes	100,000	1,080	98,920		98,066	(4)	6.62%	(7)
2029 Notes	69,170	2,517	66,653		68,893	(4)	7.39%	(7)
Public Notes	789,920		775,624		800,999

Prospect Capital InterNotes®	754,721	11,969	742,752		768,659	(5)	5.42%	(8)
Total	$2,422,093		$2,380,621		$2,443,352

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of March 31, 2019.

(2)	The maximum draw amount of the Revolving Credit facility as of March 31, 2019 is $1,045,000.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Note 2 for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread based on observable market inputs.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

(7)
The effective interest rate is equal to the effect of the stated interest, the accretion of original issue discount and amortization of debt issuance costs. For the 2024 Notes, the 2028 Notes, and the 2029 Notes, the rate presented is a combined effective interest rate of their respective original Note issuances and Note Follow-on Programs.

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

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of March 31, 2019.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$99,000	$—	$—	$99,000	$—
Convertible Notes	778,452	—	248,702	328,500	201,250
Public Notes	789,920	—	—	420,000	369,920
Prospect Capital InterNotes®	754,721	4,402	296,001	166,640	287,678
Total Contractual Obligations	$2,422,093	$4,402	$544,703	$1,014,140	$858,848

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

We did not repurchase any shares of our common stock during the nine months ended March 31, 2019 and March 31, 2018. As of March 31, 2019, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.

Excluding dividend reinvestments, during the nine months ended March 31, 2019 and March 31, 2018, we did not issue any shares of our common stock.

On October 31, 2018, our registration statement on Form N-2 (File No. 333-227124) was declared effective by the SEC. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $5,000,000 in securities, consisting of common stock, preferred stock, debt securities, subscription rights to purchase our securities, warrants representing rights to purchase our securities or separately tradeable units combining two or more of our securities. As of March 31, 2019, we have the ability to issue up to $4,644,211 in securities under the registration statement.

During the nine months ended March 31, 2019 and March 31, 2018, we distributed approximately $197,555 and $211,733, respectively, to our stockholders. The following table summarizes our distributions declared and payable for the nine months ended March 31, 2018 and March 31, 2019.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/9/2017	7/31/2017	8/24/2017	$0.083330	$30,011
5/9/2017	8/31/2017	9/21/2017	0.083330	30,017
8/28/2017	9/29/2017	10/19/2017	0.060000	21,619
8/28/2017	10/31/2017	11/22/2017	0.060000	21,623
11/8/2017	11/30/2017	12/21/2017	0.060000	21,630
11/8/2017	12/29/2017	1/18/2018	0.060000	21,659
11/8/2017	1/31/2018	2/15/2018	0.060000	21,691
2/7/2018	2/28/2018	3/22/2018	0.060000	21,724
2/7/2018	3/30/2018	4/19/2018	0.060000	21,759
Total declared and payable for the nine months ended March 31, 2018				$211,733

5/9/2018	7/31/2018	8/23/2018	$0.060000	$21,881
5/9/2018	8/31/2018	9/20/2018	0.060000	21,898
8/28/2018	9/28/2018	10/18/2018	0.060000	21,914
8/28/2018	10/31/2018	11/21/2018	0.060000	21,930
11/6/2018	11/30/2018	12/20/2018	0.060000	21,945
11/6/2018	1/2/2019	1/24/2019	0.060000	21,963
11/6/2018	1/31/2019	2/21/2019	0.060000	22,003
2/6/2019	2/28/2019	3/21/2019	0.060000	22,008
2/6/2019	3/29/2019	4/18/2019	0.060000	22,013
Total declared and payable for the nine months ended March 31, 2019				$197,555
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during nine months ended March 31, 2019 and March 31, 2018. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to March 31, 2019:

•	$0.06 per share for April 2019 to holders of record on April 30, 2019 with a payment date of May 23, 2019.
During the nine months ended March 31, 2019 and March 31, 2018, we issued 2,475,036 and 2,580,429 shares of our common stock, respectively, in connection with the dividend reinvestment plan.
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

During the nine months ended March 31, 2019, Prospect officers and directors purchased 2,765,799 shares of our stock, or 0.75% of total outstanding shares as of March 31, 2019, both through the open market transactions and shares issued in connection with our dividend reinvestment plan.
As of March 31, 2019, we have reserved 75,274,597 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5).

Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three and nine months ended March 31, 2019 and March 31, 2018.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Structuring, amendment, and advisory fees	$2,256	$8,296	$20,699	$23,254
Royalty and Net Revenue interests	9,095	2,322	13,026	5,772
Administrative agent fees	158	68	460	302
Total Other Income	$11,509	$10,686	$34,185	$29,328
Note 11. Net Increase (Decrease) in Net Assets per Share
The following information sets forth the computation of net increase in net assets resulting from operations per share during the three and nine months ended March 31, 2019 and March 31, 2018.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net increase in net assets resulting from operations	$89,195	$51,859	$105,601	$185,559
Weighted average common shares outstanding	366,590,492	361,759,954	365,648,290	360,794,837
Net increase in net assets resulting from operations per share	$0.24	$0.14	$0.29	$0.51
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
We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. shareholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. For the 2019 calendar year, 45.26% of our distributions as of March 31, 2019 qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. shareholders.

For the tax year ending August 31, 2019, the tax character of dividends paid to shareholders through March 31, 2019 is expected to be ordinary income. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending August 31, 2019.

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

	Tax Year Ended August 31,
	2018	2017	2016
Net increase in net assets resulting from operations	$389,732	$254,904	$262,831
Net realized loss on investments	26,762	100,765	22,666
Net unrealized (gains) losses on investments	(105,599)	(61,939)	73,181
Other temporary book-to-tax differences	(42,583)	(32,117)	(56,036)
Permanent differences	31	(772)	2,489
Taxable income before deductions for distributions	$268,343	$260,841	$305,131
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
As of March 31, 2019, the cost basis of investments for tax purposes was $5,922,037 resulting in an estimated net unrealized loss of $221,364. As of March 31, 2019, the gross unrealized gains and losses were $535,611 and $756,975, respectively. As of June 30, 2018, the cost basis of investments for tax purposes was $5,871,043 resulting in an estimated net unrealized loss of $143,764. As of June 30, 2018, the gross unrealized gains and losses were $476,197 and $619,961, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of March 31, 2019 and June 30, 2018 was calculated based on the book cost of investments as of March 31, 2019 and June 30, 2018, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2018 and 2017, respectively.
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
The total gross base management fee incurred to the favor of the Investment Adviser was $29,540 and $29,422 during the three months ended March 31, 2019 and March 31, 2018, respectively. The total gross base management fee incurred to the favor of the Investment Adviser was $92,794 and $89,543 during the nine months ended March 31, 2019 and March 31, 2018, respectively. The total gross base management fee for the nine months ended March 31, 2019 includes a $2,757 adjustment for fees earned in prior periods that were neither expensed nor paid to the Investment Adviser.
The Investment Adviser has entered into a servicing agreement with certain institutions that purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. During the three months ended March 31, 2018, we received payments of $154 from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments, which reduced the base management fees to $29,268 for the three months ended March 31, 2018. No such credits were received for the three months ended March 31, 2019. During the nine months ended March 31, 2019 and March 31, 2018, we received payments of $110 and $553, respectively, from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments, which reduced the base management fees to $92,684 and $88,990 for the nine months ended March 31, 2019 and March 31, 2018, respectively.
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
The total income incentive fee incurred was $19,315 and $17,612 during the three months ended March 31, 2019 and March 31, 2018, respectively. The fees incurred for the nine months ended March 31, 2019 and March 31, 2018 were $60,808 and $51,843, respectively. No capital gains incentive fee was incurred during the three or nine months ended March 31, 2019 and March 31, 2018.
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
The allocation of gross overhead expense from Prospect Administration was $2,691 and $4,104 for the three months ended March 31, 2019 and March 31, 2018, respectively. Prospect Administration received estimated payments of $607 and $909 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the three months ended March 31, 2019 and March 31, 2018, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. Net overhead during the three months ended March 31, 2019 and March 31, 2018 totaled $2,084 and $3,195, respectively.
The allocation of gross overhead expense from Prospect Administration was $11,698 and $12,600 for the nine months ended March 31, 2019 and March 31, 2018, respectively. Prospect Administration received estimated payments of $607 and $6,701 directly from our portfolio companies, insurance carrier, and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the nine months ended March 31, 2019 and March 31, 2018, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. Net overhead during the nine months ended March 31, 2019 and March 31, 2018 totaled $11,091 and $5,899, respectively.
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
During the three months ended March 31, 2019 and March 31, 2018, we received payments of $1,353 and $1,893, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the nine months ended March 31, 2019 and March 31, 2018, we received payments of $6,299 and $4,955, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. See Note 14 for further discussion.
Co-Investments
On February 10, 2014, we received an exemptive order from the SEC (the “Order”) that gave us the ability to negotiate terms other than price and quantity of co-investment transactions with other funds managed by the Investment Adviser or certain affiliates, including Priority Income Fund, Inc. and TP Flexible Income Fund, Inc., subject to the conditions included therein. On March 31, 2019 Pathway Capital Opportunity Fund, Inc., a fund previously managed by the Investment Adviser, merged with Triton Pacific Investment Corporation, Inc. to form TP Flexible Income Fund, Inc., which is managed by an affiliate of our Investment Adviser.
Under the terms of the relief permitting us to co-invest with other funds managed by our Investment Adviser or its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. In certain situations where a co-investment with one or more funds managed by the Investment Adviser or its affiliates is not covered by the Order, such as when there is an opportunity to invest in different securities of the same issuer, the personnel of the Investment Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. Moreover, except in certain circumstances, when relying on the Order, we will be unable to invest in any issuer in which one or more funds managed by the Investment Adviser or its affiliates has previously invested.
As of March 31, 2019, we had co-investments with Priority Income Fund, Inc. in the following CLO funds: Apidos CLO XXII, Barings CLO Ltd. 2018-III, Carlyle Global Market Strategies CLO 2016-3, Ltd., Cent CLO 21 Limited, Cent CLO 21 Limited Class E, CIFC Funding 2014-IV-R, Ltd., CIFC Funding 2014-V, Ltd. Class F, CIFC Funding 2016-I, Ltd., Galaxy XXVIII CLO,

Ltd., Galaxy XXVIII CLO, Ltd. Class F, Halcyon Loan Advisors Funding 2014-2 Ltd., Halcyon Loan Advisors Funding 2015-3 Ltd., HarbourView CLO VII-R, Ltd., Jefferson Mill CLO Ltd., Mountain View CLO IX Ltd., Octagon Investment Partners 18-R Ltd., Romark WM-R Ltd., Symphony CLO XIV Ltd., Voya IM CLO 2014-1 Ltd., Voya CLO 2016-3, Ltd. and Voya CLO 2017-3, Ltd.; however HarbourView CLO VII-R, Ltd. and Octagon Investment Partners 18-R Ltd. are not considered co-investments pursuant to the Order as they were purchased on the secondary market.
As of March 31, 2019, we had a co-investment with TP Flexible Income Fund, Inc. in Carlyle Global Market Strategies CLO 2014-4-R, Ltd.; however, this investment is not considered a co-investment pursuant to the Order as it was purchased on the secondary market.
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the three months ended March 31, 2019 and March 31, 2018, we recognized expenses that were reimbursed for valuation services of $52 and $54, respectively. During the nine months ended March 31, 2019 and March 31, 2018, we recognized expenses that were reimbursed for valuation services of $155 and $156, respectively. Conversely, Priority Income Fund, Inc. and TP Flexible Income Fund, Inc. reimburse us for software fees, expenses which were initially incurred by Prospect. As of March 31, 2019 and June 30, 2018 we accrued a receivable from Priority Income Fund, Inc. and TP Flexible Income Fund, Inc. for software fees of $11 and $33, respectively, which will be reimbursed to us.
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
The following managerial assistance recognized had not yet been paid by Arctic Energy to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2018	$225
March 31, 2019	—
CCPI Inc.
Prospect owns 100% of the equity of CCPI Holdings Inc. (“CCPI Holdings”), a Consolidated Holding Company. CCPI Holdings held 94.59% of the equity of CCPI Inc. (“CCPI”) as of June 30, 2018, with CCPI management owning the remaining 5.41% of the equity. CCPI owns 100% of each of CCPI Europe Ltd. and MEFEC B.V., and 45% of Gulf Temperature Sensors W.L.L. On March 1, 2019, we converted the $2,797 Senior Secured Term Loan A and the $17,566 Senior Secured Term Loan B to preferred equity and subsequently sold our $6,759 common equity interest in CCPI, Inc. and our new $20,363 preferred shares. We recorded a realized gain of $12,105 on the sale of our equity position in CCPI, Inc. In addition, there is $2,364 being held in escrow that is due to us, which will be recognized as an additional realized gain when received.
On August 1, 2017, we entered into a participation agreement with CCPI management, and sold $144 of Prospect's investment in the Term Loan B debt.

The following amounts were paid from CCPI to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2018	$112
Three Months Ended March 31, 2019	20,363
Nine Months Ended March 31, 2018	337
Nine Months Ended March 31, 2019	20,700
The following interest payments were accrued and paid from CCPI to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2018	$913
Three Months Ended March 31, 2019	806
Nine Months Ended March 31, 2018	2,776
Nine Months Ended March 31, 2019	2,629
The following interest income recognized had not yet been paid by CCPI to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$306
March 31, 2019	—
The following advisory fee payment was paid from CCPI to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2018	$—
Three Months Ended March 31, 2019	1,301
Nine Months Ended March 31, 2018	—
Nine Months Ended March 31, 2019	1,301

The following managerial assistance payments were paid from CCPI to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2018	$60
Three Months Ended March 31, 2019	45
Nine Months Ended March 31, 2018	180
Nine Months Ended March 31, 2019	165
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$—
March 31, 2019	45
The following managerial assistance recognized had not yet been paid by CCPI to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2018	$60
March 31, 2019	—

The following payments were paid from CCPI to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to CCPI (no direct income was recognized by Prospect, but Prospect was able to recognize these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2018	$—
Three Months Ended March 31, 2019	54
Nine Months Ended March 31, 2018	45
Nine Months Ended March 31, 2019	54
The following amounts were due from CCPI to Prospect for reimbursement of expenses paid by Prospect on behalf of CCPI and were included by Prospect within other receivables:

June 30, 2018	$7
March 31, 2019	—
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

The following interest payments were accrued and paid from CP Energy to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2018	$1,112
Three Months Ended March 31, 2019	1,210
Nine Months Ended March 31, 2018	2,217
Nine Months Ended March 31, 2019	3,605
The following interest income recognized had not yet been paid by CP Energy to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$—
March 31, 2019	1,223
The following managerial assistance payments were paid from CP Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2018	$—
Three Months Ended March 31, 2019	—
Nine Months Ended March 31, 2018	175
Nine Months Ended March 31, 2019	300

The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$150
March 31, 2019	—
The following managerial assistance recognized had not yet been paid by CP Energy to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2018	$—
March 31, 2019	150
The following amounts were due from CP Energy to Prospect for reimbursement of expenses paid by Prospect on behalf of CP Energy and were included by Prospect within other receivables:

June 30, 2018	$55
March 31, 2019	29
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
During the nine months ended March 31, 2019 and Mach 31, 2018, the following amounts of the aforementioned original issue discount of $7,521 accreted during the respective period, and included in interest income.

Three Months Ended March 31, 2018	$592
Three Months Ended March 31, 2019	63
Nine Months Ended March 31, 2018	1,532
Nine Months Ended March 31, 2019	971
The following interest payments were accrued and paid from Credit Central to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2018	$3,184
Three Months Ended March 31, 2019	2,719
Nine Months Ended March 31, 2018	9,425
Nine Months Ended March 31, 2019	8,043
Included above, the following payment-in-kind interest from Credit Central was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2018	$—
Three Months Ended March 31, 2019	1,346
Nine Months Ended March 31, 2018	—
Nine Months Ended March 31, 2019	3,122

The following net revenue interest payments were paid from Credit Central to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2018	$586
Three Months Ended March 31, 2019	—
Nine Months Ended March 31, 2018	903
Nine Months Ended March 31, 2019	—

The following managerial assistance payments were paid from Credit Central to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2018	$175
Three Months Ended March 31, 2019	175
Nine Months Ended March 31, 2018	525
Nine Months Ended March 31, 2019	525
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$175
March 31, 2019	175
The following amounts were due from Credit Central to Prospect for reimbursement of expenses paid by Prospect on behalf of Credit Central and were included by Prospect within other receivables:

June 30, 2018	$33
March 31, 2019	1
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

During the six months ended December 31, 2018, Prospect made a follow-on $1,600 first lien senior secured debt.
The following interest payments were accrued and paid from Echelon to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2018	$1,568
Three Months Ended March 31, 2019	1,806
Nine Months Ended March 31, 2018	4,774
Nine Months Ended March 31, 2019	5,189

Included above, the following payment-in-kind interest from Echelon was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2018	$—
Three Months Ended March 31, 2019	3,367
Nine Months Ended March 31, 2018	—
Nine Months Ended March 31, 2019	5,492
The following interest income recognized had not yet been paid by Echelon to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$2,631
March 31, 2019	1,249
The following managerial assistance payments were paid from Echelon to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2018	$63
Three Months Ended March 31, 2019	63
Nine Months Ended March 31, 2018	188
Nine Months Ended March 31, 2019	188
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$—
March 31, 2019	63

The following managerial assistance payments had not yet been paid by Echelon to Prospect and were included by Prospect within other receivables and due to Prospect Administration:

June 30, 2018	$63
March 31, 2019	—
The following payments were paid from Echelon to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Echelon (no direct income was recognized by Prospect, but Prospect was able to recognize these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2018	$—
Three Months Ended March 31, 2019	—
Nine Months Ended March 31, 2018	—
Nine Months Ended March 31, 2019	735
The following amounts were due from Echelon to Prospect for reimbursement of expenses paid by Prospect on behalf of Echelon and were included by Prospect within other receivables:

June 30, 2018	$18
March 31, 2019	6

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
During the year ended June 30, 2017, Prospect funded an additional $7,835 in the second lien revolving credit facility.
During the year ended June 30, 2018, Prospect funded an additional $7,834 in the second lien revolving credit facility.
The following amounts were paid from Edmentum to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2018	$—
Three Months Ended March 31, 2019	N/A
Nine Months Ended March 31, 2018	7,834
Nine Months Ended March 31, 2019	N/A
The following interest payments were accrued and paid from Edmentum to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2018	$271
Three Months Ended March 31, 2019	N/A
Nine Months Ended March 31, 2018	686
Nine Months Ended March 31, 2019	N/A
Included above, the following payment-in-kind interest from Edmentum was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2018	$157
Three Months Ended March 31, 2019	N/A
Nine Months Ended March 31, 2018	459
Nine Months Ended March 31, 2019	N/A
The following interest income recognized had not yet been paid by Edmentum to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$274
March 31, 2019	N/A
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
The following amounts were paid from First Tower to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2018	$3,524
Three Months Ended March 31, 2019	—
Nine Months Ended March 31, 2018	6,735
Nine Months Ended March 31, 2019	2,478
The following interest payments were accrued and paid from First Tower to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2018	$11,134
Three Months Ended March 31, 2019	13,948
Nine Months Ended March 31, 2018	33,737
Nine Months Ended March 31, 2019	41,827
Included above, the following payment-in-kind interest from First Tower was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2018	$—
Three Months Ended March 31, 2019	—
Nine Months Ended March 31, 2018	870
Nine Months Ended March 31, 2019	1,582
The following interest income recognized had not yet been paid by First Tower to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$4,703
March 31, 2019	4,956
The following managerial assistance payments were paid from First Tower to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2018	$—
Three Months Ended March 31, 2019	600
Nine Months Ended March 31, 2018	1,200
Nine Months Ended March 31, 2019	1,800
The following managerial assistance recognized had not yet been paid by First Tower to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2018	$600
March 31, 2019	600

The following amounts were due from First Tower to Prospect for reimbursement of expenses paid by Prospect on behalf of First Tower and were included by Prospect within other receivables:

June 30, 2018	$26
March 31, 2019	35
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

June 30, 2018	$825
March 31, 2019	1,050
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
The following interest payments were accrued and paid from InterDent to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2018	$—
Three Months Ended March 31, 2019	5,960
Nine Months Ended March 31, 2018	—
Nine Months Ended March 31, 2019	18,590
Included in the above, the following payment-in-kind interest from InterDent was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2018	$—
Three Months Ended March 31, 2019	4,201
Nine Months Ended March 31, 2018	—
Nine Months Ended March 31, 2019	12,658
The following interest income recognized had not yet been paid by InterDent to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$127
March 31, 2019	204

MITY, Inc.
As of June 30, 2018, MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 95.58% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). Effective March 13, 2019, MITY Delaware’s equity ownership of MITY increased to 100%. MITY owns 100% of each of MITY-Lite, Inc. (“MITY-Lite”); Broda USA, Inc. (f/k/a Broda Enterprises USA, Inc.) (“Broda USA”); and Broda Enterprises ULC (“Broda Canada”). MITY is a designer, manufacturer and seller of multipurpose room furniture and specialty healthcare seating products.
During the three months ended December 31, 2016, Prospect formed a separate legal entity, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder. During the nine months ended March 31, 2019 and March 31, 2018, we received $201 and $1,094, respectively of such commission, which we recognized as other income.
On January 17, 2017, Prospect invested an additional $8,000 of Senior Secured Note A and $8,000 of Senior Secured Term Loan B debt investments in MITY to fund an acquisition. Prospect recognized structuring fee income of $480 from this additional investment.
The following interest payments were accrued and paid from MITY to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2018	$1,871
Three Months Ended March 31, 2019	1,942
Nine Months Ended March 31, 2018	5,711
Nine Months Ended March 31, 2019	5,818
Included in the above, the following payment-in-kind interest from MITY was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2018	$—
Three Months Ended March 31, 2019	420
Nine Months Ended March 31, 2018	—
Nine Months Ended March 31, 2019	1,476

The following interest income recognized had not yet been paid by MITY to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$—
March 31, 2019	230
The following interest payments were accrued and paid from Broda Canada to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2018	$146
Three Months Ended March 31, 2019	—
Nine Months Ended March 31, 2018	445
Nine Months Ended March 31, 2019	287
During the six months ended December 31, 2017, there was a favorable fluctuation in the foreign currency exchange rate and Prospect recognized $11 of realized gain related to its investment in Broda Canada. During the nine months ended March 31, 2019, there was no realized gain related to its investment in Broda Canada.

The following managerial assistance payments were paid from MITY to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2018	$75
Three Months Ended March 31, 2019	75
Nine Months Ended March 31, 2018	225
Nine Months Ended March 31, 2019	225
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$75
March 31, 2019	75
The following amounts were due from MITY to Prospect for reimbursement of expenses paid by Prospect on behalf of MITY and included by Prospect within other receivables:

June 30, 2018	$51
March 31, 2019	7
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

During the nine months ended March 31, 2019, we provided $10,206 of equity financing to NPRC for the acquisition of real estate properties and $1,377 of equity financing to NPRC to fund capital expenditures for existing real estate properties.
During the nine months ended March 31, 2019, we received partial repayments of $54,181 of our loans previously outstanding with NPRC and its wholly owned subsidiary and $15,000 as a return of capital on our equity investment in NPRC.
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
During the nine months ended March 31, 2019, we received $496 of an advisory fee related to the restructuring, which we recognized as other income.
The following dividends were declared and paid from NPRC to Prospect and recognized as dividend income by Prospect:

Three Months Ended March 31, 2018	$5,639
Three Months Ended March 31, 2019	1,000
Nine Months Ended March 31, 2018	5,639
Nine Months Ended March 31, 2019	21,000
All dividends were paid from earnings and profits of NPRC.

The following interest payments were accrued and paid by NPRC to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2018	$17,703
Three Months Ended March 31, 2019	17,732
Nine Months Ended March 31, 2018	52,639
Nine Months Ended March 31, 2019	58,084
The following interest income recognized had not yet been paid by NPRC to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$426
March 31, 2019	—
The following interest payments were accrued and paid by ACLLH to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2018	$552
Three Months Ended March 31, 2019	—
Nine Months Ended March 31, 2018	3,170
Nine Months Ended March 31, 2019	—

The following interest payments were accrued and paid by ACLL to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2018	$4,236
Three Months Ended March 31, 2019	—
Nine Months Ended March 31, 2018	13,627
Nine Months Ended March 31, 2019	—
The following net operating income/revenue interest payments were paid from NPRC to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2018	$1,678
Three Months Ended March 31, 2019	656
Nine Months Ended March 31, 2018	4,810
Nine Months Ended March 31, 2019	4,254
The following residual profit interest payments were paid from NPRC to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2018	$—
Three Months Ended March 31, 2019	8,266
Nine Months Ended March 31, 2018	—
Nine Months Ended March 31, 2019	8,266
The following structuring fees were paid from NPRC to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2018	$39
Three Months Ended March 31, 2019	412
Nine Months Ended March 31, 2018	1,397
Nine Months Ended March 31, 2019	14,177
The following managerial assistance payments were paid from NPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2018	$525
Three Months Ended March 31, 2019	525
Nine Months Ended March 31, 2018	1,175
Nine Months Ended March 31, 2019	1,575
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$525
March 31, 2019	525
The following payments were paid from NPRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to NPRC (no direct income was recognized by Prospect, but Prospect was able to recognize these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2018	$396
Three Months Ended March 31, 2019	176
Nine Months Ended March 31, 2018	1,547
Nine Months Ended March 31, 2019	401

The following amounts were due from NPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of NPRC and included by Prospect within other receivables:

June 30, 2018	$286
March 31, 2019	61
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
On May 31, 2017, Prospect made an additional equity investment totaling $1,889, and Prospect’s ownership in Nationwide did not change.
On October 31, 2017, Prospect made an additional equity investment totaling $3,779, and Prospect’s ownership in Nationwide did not change.
The following dividends were declared and paid from Nationwide to Prospect and recognized as dividend income by Prospect:

Three Months Ended March 31, 2018	$—
Three Months Ended March 31, 2019	—
Nine Months Ended March 31, 2018	—
Nine Months Ended March 31, 2019	165
All dividends were paid from earnings and profits of Nationwide.
The following interest payments were accrued and paid from Nationwide to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2018	$868
Three Months Ended March 31, 2019	901
Nine Months Ended March 31, 2018	2,605
Nine Months Ended March 31, 2019	2,688
Included above, the following payment-in-kind interest from Nationwide was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2018	$296
Three Months Ended March 31, 2019	294
Nine Months Ended March 31, 2018	591
Nine Months Ended March 31, 2019	738
The following interest income recognized had not yet been paid by Nationwide to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$—
March 31, 2019	161

The following managerial assistance payments were paid from Nationwide to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2018	$100
Three Months Ended March 31, 2019	100
Nine Months Ended March 31, 2018	300
Nine Months Ended March 31, 2019	300
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$100
March 31, 2019	100
The following amounts were due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide and included by Prospect within other receivables:

June 30, 2018	$15
March 31, 2019	—
NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 89.40% and 91.52% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of March 31, 2019 and June 30, 2018, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.
The following amounts were paid from Armed Forces to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2018	$—
Three Months Ended March 31, 2019	3,000
Nine Months Ended March 31, 2018	—
Nine Months Ended March 31, 2019	4,000
The following interest payments were accrued and paid from NMMB to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2018	$130
Three Months Ended March 31, 2019	130
Nine Months Ended March 31, 2018	396
Nine Months Ended March 31, 2019	397
The following interest income recognized had not yet been paid by NMMB to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$1
March 31, 2019	4
The following interest payments were accrued and paid from Armed Forces to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2018	$241
Three Months Ended March 31, 2019	99
Nine Months Ended March 31, 2018	735
Nine Months Ended March 31, 2019	415

The following interest income recognized had not yet been paid by Armed Forces to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$2
March 31, 2019	1
The following managerial assistance payments were paid from NMMB to Prospect and subsequently remitted to Prospect
Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2018	$100
Three Months Ended March 31, 2019	100
Nine Months Ended March 31, 2018	300
Nine Months Ended March 31, 2019	300
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$100
March 31, 2019	100
The following managerial assistance recognized had not yet been paid by NMMB to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2018	$1,288
March 31, 2019	—
The following amounts were due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB and were included by Prospect within other receivables:

June 30, 2018	$4
March 31, 2019	1
Pacific World Corporation
On May 29, 2018, Prospect exercised its rights and remedies under its loan documents to exercise the shareholder voting rights in respect of the stock of Pacific World Corporation (“Pacific World”) and to appoint a new Board of Directors of Pacific World. As a result, as of June 30, 2018, Prospect’s investment in Pacific World is classified as a control investment.
On June 15, 2018, we made a $15,000 convertible preferred equity investment in Pacific World.
During the nine months ended March 31, 2019, we made a $9,000 revolver draw in Pacific World.
The following amounts were paid from Pacific World to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2018	—
Three Months Ended March 31, 2019	—
Nine Months Ended March 31, 2018	—
Nine Months Ended March 31, 2019	5,250
Since assuming control, the following interest payments were accrued and paid from Pacific World to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2018	N/A
Three Months Ended March 31, 2019	498
Nine Months Ended March 31, 2018	N/A
Nine Months Ended March 31, 2019	3,751

The following interest income recognized had not yet been paid by Pacific World to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$270
March 31, 2019	164
The following amounts were due from Pacific World to Prospect for reimbursement of expenses paid by Prospect on behalf of Pacific World and were included by Prospect within other receivables:

June 30, 2018	$—
March 31, 2019	19
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
The following interest payments were accrued and paid from R-V to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2018	$775
Three Months Ended March 31, 2019	839
Nine Months Ended March 31, 2018	2,254
Nine Months Ended March 31, 2019	2,467
The following interest income recognized had not yet been paid by R-V to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$—
March 31, 2019	9
The following managerial assistance payments were paid from R-V to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2018	$45
Three Months Ended March 31, 2019	45
Nine Months Ended March 31, 2018	135
Nine Months Ended March 31, 2019	135
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$45
March 31, 2019	45

The following payments were paid from R-V to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to R-V (no direct income was recognized by Prospect, but Prospect was able to recognize these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Three Months Ended March 31, 2018	$—
Three Months Ended March 31, 2019	1
Nine Months Ended March 31, 2018	2
Nine Months Ended March 31, 2019	1
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

In June 2018, SB Forging Company II, Inc. received escrow proceeds of $2,050 related to the sale. The escrow proceeds and $154 of excess cash held at SB Forging Company II, Inc. were subsequently distributed and in connection with the liquidation of our investment, we recorded a realized gain of 2,204 in our Consolidated Statement of Operations during the nine months ended March 31, 2019.

Universal Turbine Parts, LLC

On December 10, 2018, Prospect purchased all of the voting stock of Universal Turbine Parts, LLC (“UTP”) and appointed a new Board of Directors to UTP, including three Prospect employees.  As a result of the purchase, Prospect’s investment in UTP is classified as a control investment.

After assuming control, the following amounts were paid from UTP to Prospect and recorded by Prospect as repayment of loan receivable:

Three Months Ended March 31, 2018	N/A
Three Months Ended March 31, 2019	163
Nine Months Ended March 31, 2018	N/A
Nine Months Ended March 31, 2019	325

After assuming control, the following interest payments were accrued and paid from UTP to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2018	N/A
Three Months Ended March 31, 2019	671
Nine Months Ended March 31, 2018	N/A
Nine Months Ended March 31, 2019	1,325
The following managerial assistance payments were paid from UTP to Prospect and subsequently remitted to Prospect
Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2018	$—
Three Months Ended March 31, 2019	1
Nine Months Ended March 31, 2018	—
Nine Months Ended March 31, 2019	1
The following managerial assistance recognized had not yet been paid by UTP to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2018	$—
March 31, 2019	3

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

June 30, 2018	$625
March 31, 2019	850

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
During the six months ended December 31, 2018, Prospect provided $5,100 of additional debt financing to Valley Electric.
The following dividends were declared and paid from Valley Electric to Prospect and recognized as dividend income by Prospect:

Three Months Ended March 31, 2018	$—
Three Months Ended March 31, 2019	2,612
Nine Months Ended March 31, 2018	—
Nine Months Ended March 31, 2019	10,112
The following interest payments were accrued and paid from Valley Electric to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2018	$1,236
Three Months Ended March 31, 2019	1,480
Nine Months Ended March 31, 2018	3,632
Nine Months Ended March 31, 2019	4,286
Included above, the following payment-in-kind interest from Valley Electric was capitalized and recognized by Prospect as interest income:

Three Months Ended March 31, 2018	$567
Three Months Ended March 31, 2019	—
Nine Months Ended March 31, 2018	1,670
Nine Months Ended March 31, 2019	—
The following interest income recognized had not yet been paid by Valley Electric to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$14
March 31, 2019	16
The following interest payments were accrued and paid from Valley to Prospect and recognized by Prospect as interest income:

Three Months Ended March 31, 2018	$274
Three Months Ended March 31, 2019	274
Nine Months Ended March 31, 2018	834
Nine Months Ended March 31, 2019	834
The following interest income recognized had not yet been paid by Valley to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$3
March 31, 2019	—

The following net operating income interest payments were paid from Valley Electric to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2018	$—
Three Months Ended March 31, 2019	164
Nine Months Ended March 31, 2018	—
Nine Months Ended March 31, 2019	483
The following structuring fees were paid from Valley Electric to Prospect and recognized by Prospect as other income:

Three Months Ended March 31, 2018	$—
Three Months Ended March 31, 2019	—
Nine Months Ended March 31, 2018	—
Nine Months Ended March 31, 2019	153
The following managerial assistance payments were paid from Valley to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Three Months Ended March 31, 2018	$75
Three Months Ended March 31, 2019	150
Nine Months Ended March 31, 2018	300
Nine Months Ended March 31, 2019	375
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$75
March 31, 2019	150
The following amounts were due from Valley to Prospect for reimbursement of expenses paid by Prospect on behalf of Valley and were included by Prospect within other receivables:

June 30, 2018	$3
March 31, 2019	4
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
During the nine months ended March 31, 2019, Wolf Energy Services received $104 from the sale of assets.
The following managerial assistance recognized had not yet been paid by Wolf Energy to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2018	$41
March 31, 2019	28
The following amounts were due from Wolf Energy to Prospect for reimbursement of expenses paid by Prospect on behalf of Wolf Energy and were included by Prospect within other receivables:

June 30, 2018	$—
March 31, 2019	9
Note 15. Litigation
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of March 31, 2019.
Note 16. Financial Highlights
The following is a schedule of financial highlights for the three and nine months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Per Share Data
Net asset value at beginning of period	$9.02	$9.28	$9.35	$9.32
Net investment income(1)	0.21	0.19	0.67	0.57
Net realized and change in unrealized gains (losses)(1)	0.03	(0.05)	(0.38)	(0.06)
Net increase from operations	0.24	0.14	0.29	0.51
Distributions of net investment income	(0.18)	(0.18)	(0.54)	(0.59)
Common stock transactions(2)(4)	—	(0.01)	(0.02)	(0.01)
Net asset value at end of period	$9.08	$9.23	$9.08	$9.23

Per share market value at end of period	$6.52	$6.55	$6.52	$6.55
Total return based on market value(3)	6.16%	(0.20%)	5.21%	(12.00%)
Total return based on net asset value(3)	3.42%	2.14%	5.15%	8.04%
Shares of common stock outstanding at end of period	366,884,974	362,657,362	366,884,974	362,657,362
Weighted average shares of common stock outstanding	366,590,492	361,759,954	365,648,290	360,794,837

Ratios/Supplemental Data
Net assets at end of period	$3,331,815	$3,346,396	$3,331,815	$3,346,396
Portfolio turnover rate	0.62%	2.12%	7.16%	24.55%
Annualized ratio of operating expenses to average net assets	11.32%	11.05%	11.72%	11.08%
Annualized ratio of net investment income to average net assets	9.32%	8.42%	9.63%	8.31%

The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2018:

	Year Ended June 30,
	2018	2017		2016	2015	2014
Per Share Data
Net asset value at beginning of year	$9.32	$9.62		$10.31	$10.56	$10.72
Net investment income(1)	0.79	0.85		1.04	1.03	1.19
Net realized and change in unrealized gains (losses)(1)	0.04	(0.15)		(0.75)	(0.05)	(0.13)
Net increase from operations	0.83	0.70		0.29	0.98	1.06
Distributions of net investment income	(0.77)	(1.00)		(1.00)	(1.19)	(1.32)
Common stock transactions(2)	(0.03)	—	(4)	0.02	(0.04)	0.10
Net asset value at end of year	$9.35	$9.32		$9.62	$10.31	$10.56

Per share market value at end of year	$6.71	$8.12		$7.82	$7.37	$10.63
Total return based on market value(3)	(7.42%)	16.80%		21.84%	(20.84%)	10.88%
Total return based on net asset value(3)	12.39%	8.98%		7.15%	11.47%	10.97%
Shares of common stock outstanding at end of year	364,409,938	360,076,933		357,107,231	359,090,759	342,626,637
Weighted average shares of common stock outstanding	361,456,075	358,841,714		356,134,297	353,648,522	300,283,941

Ratios/Supplemental Data
Net assets at end of year	$3,407,047	$3,354,952		$3,435,917	$3,703,049	$3,618,182
Portfolio turnover rate	30.70%	23.65%		15.98%	21.89%	15.21%
Ratio of operating expenses to average net assets	11.08%	11.57%		11.95%	11.66%	11.11%
Ratio of net investment income to average net assets	8.57%	8.96%		10.54%	9.87%	11.18%

(1)	Per share data amount is based on the weighted average number of common shares outstanding for the year/period presented (except for dividends to shareholders which is based on actual rate per share).

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

(4)	Amount is less than $0.01.

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ending June 30, 2019.

	Investment Income		Net Investment Income		Net Realized and Unrealized (Losses) Gains			Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)		Total	Per Share (1)
September 30, 2016	$179,832	$0.50	$78,919	$0.22	$2,447	$0.01		$81,366	$0.23
December 31, 2016	183,480	0.51	84,405	0.24	16,475	0.04		100,880	0.28
March 31, 2017	171,032	0.48	73,080	0.20	(53,588)	(0.15)		19,492	0.05
June 30, 2017	166,702	0.46	69,678	0.19	(18,510)	(0.05)		51,168	0.14

September 30, 2017	$158,579	$0.44	$63,732	$0.18	$(51,759)	$(0.15)		$11,973	$0.03
December 31, 2017	162,400	0.45	73,192	0.20	48,535	0.14		121,727	0.34
March 31, 2018	162,835	0.45	70,446	0.19	(18,587)	(0.04)		51,859	0.14
June 30, 2018	174,031	0.48	79,480	0.22	34,823	0.09		114,304	0.31

September 30, 2018	$180,422	$0.49	$85,159	$0.23	$(1,364)	$—	(2)	$83,795	$0.23
December 31, 2018	187,883	0.51	80,811	0.22	(148,200)	(0.40)		(67,389)	(0.18)
March 31, 2019	171,109	0.47	77,262	0.21	11,933	0.03		89,195	0.24

(1)
Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

(2)	Amount is less than $0.01.
Note 18. Subsequent Events
During the period from April 1, 2019 through May 8, 2019 we issued $55,195 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $54,315, with an additional $7,779 settling on May 9, 2019 for net proceeds of $7,659.
During the period from April 1, 2019 through May 8, 2019, we issued $2,569 in aggregate principal amount of our 2024 Notes for net proceeds of $2,571 and $1,885 in aggregate principal amount of our 2028 Notes for net proceeds of $1,856.
On April 4, 2019, Memorial MRI & Diagnostic, LLC fully repaid the $36,355 Senior Secured Term Loan receivable to us at par.
On April 11, 2019, Photonis Technologies SAS fully repaid the $12,872 First Lien Term Loan receivable to us at par.
Pursuant to notice to call provided on March 15, 2019, we redeemed $91,896 of our Prospect Capital InterNotes® at par maturing between April 15, 2020 and October 15, 2021, with a weighted average rate of 4.99%. Settlement of the call occurred on April 15, 2019.
We have provided notice to call on April 15, 2019, with settlement on May 15, 2019, $15,299 of our Prospect Capital InterNotes® at par maturing between May 15, 2021 and November 15, 2021, with a weighted average rate of 5.20%.
During the period from April 17, 2019 through April 23, 2019, we repurchased $7,235 aggregate principal amount of the 2020 Notes at a price of 101.0% of face value, including commissions. On May 7, 2019, we repurchased an additional $5,938 aggregate principal amount of the 2020 Notes at a price of 101.125% of face value, including commissions. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition prices and the net carrying amounts of the 2020 Notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on extinguishment of debt we recorded in the three months ending June 30, 2019 was $211.

On May 8, 2019, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.06 per share for May 2019 to holders of record on May 31, 2019 with a payment date of June 20, 2019.

•	$0.06 per share for June 2019 to holders of record on June 28, 2019 with a payment date of July 18, 2019.

•	$0.06 per share for July 2019 to holders of record on July 31, 2019 with a payment date of August 22, 2019.

•	$0.06 per share for August 2019 to holders of record on August 30, 2019 with a payment date of September 19, 2019.

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

On May 15, 2007, we formed a wholly-owned subsidiary Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Our wholly-owned subsidiary Prospect Small Business Lending, LLC (“PSBL”) was formed on January 27, 2014 and purchases small business whole loans on a recurring basis from online small business loan originators, including On Deck Capital, Inc. (“OnDeck”). On September 30, 2014, we formed a wholly-owned subsidiary Prospect Yield Corporation, LLC (“PYC”) and effective October 23, 2014, PYC holds our investments in Rated Secured Structured Notes (“RSSN”) and Subordinated Structured Notes (“SSN”) (collectively referred to as “collateralized loan obligations” or “CLOs”). Each of these subsidiaries have been consolidated since operations commenced.
We consolidate certain of our wholly-owned and substantially wholly-owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements and are collectively referred to as the “Consolidated Holding Companies”: CP Holdings of Delaware LLC (“CP Holdings”); Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC (“First Tower Delaware”); MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc. (“NMMB Holdings”); NPH Property Holdings, LLC (“NPH”); SB Forging Company, Inc. (“SB Forging”); STI Holding, Inc.; UTP Holdings Group Inc. (f/k/a Harbortouch Holdings of Delaware Inc.); Valley Electric Holdings I, Inc.; Valley Electric Holdings II, Inc.; and Wolf Energy Holdings Inc. (“Wolf Energy Holdings”).
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
Purchasing Controlling Equity Positions and Lending to Real Estate Companies - We purchase debt and controlling equity positions in tax-efficient real estate investment trusts (“REIT” or “REITs”). The real estate investments of National Property REIT Corp. (“NPRC”) are in various classes of developed and occupied real estate properties that generate current yields, including multi-family properties, student housing, and self-storage. NPRC seeks to identify properties that have historically significant occupancy rates and recurring cash flow generation. NPRC generally co-invests with established and experienced property management teams that manage such properties after acquisition. Additionally, NPRC purchases loans originated by certain consumer loan facilitators. It purchases each loan in its entirety (i.e., a “whole loan”). The borrowers are consumers, and the loans are typically serviced by the facilitators of the loans. This investment strategy has comprised approximately 10%-20% of our business.
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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of March 31, 2019, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $2,331,616 and $2,394,716, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. We consolidate all wholly-owned and substantially wholly-owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
Third Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended March 31, 2019, we completed follow-on investments in existing portfolio companies totaling approximately $15,536, funded $9,818 of revolver advances, and recorded paid in kind (“PIK”) interest of $10,357, resulting in gross investment originations of $35,711. During the three months ended March 31, 2019, we received full repayments totaling $12,773, sold or partially sold $103,122 of our investments, and received several partial prepayments and amortization payments, resulting in repayments of $195,055.

Debt Issuances and Redemptions
During the three months ended March 31, 2019, we increased total commitments to our revolving credit facility (the “Revolving Credit Facility”) for PCF by $25,000 to $1,045,000 in the aggregate.
During the three months ended March 31, 2019, we redeemed $23,986 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.71%. In order to replace shorter maturity debt with longer-term debt, we repaid $2,009 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended March 31, 2019 was $194.
During the three months ended March 31, 2019, we issued $55,057 aggregate principal amount of Prospect Capital InterNotes® with a stated and weighted average interest rate of 5.95%, to extend our borrowing base. The newly issued notes mature between January 15, 2024 and March 15, 2029 and generated net proceeds of $54,154.
During the three months ended March 31, 2019, we issued $201,250 aggregate principal amount of senior convertible notes that mature on March 1, 2025 (the “2025 Notes”), unless previously converted or repurchased in accordance with their terms. The 2025 Notes bear interest at a rate of 6.375% per year, payable semi-annually on March 1 and September 1 each year, beginning September 1, 2019. Total proceeds from the issuance of the 2025 Notes, net of underwriting discounts and offering costs, were $198,674.
During the three months ended March 31, 2019, we repurchased an additional $129,798 aggregate principal amount of the 2020 Notes at a weighted average price of 101.4, including commission. As a result of these transactions, we recorded a net loss of $2,787 during the three months ended March 31, 2019, in the amount of the difference between the reacquisition price and the net carrying amounts of the 2020 Notes, net of the proportionate amount of unamortized debt issuance costs.

During the three months ended March 31, 2019, we repaid the outstanding principal amount of $101,647 of the 2019 Notes, plus interest for our convertible notes that matured on January 15, 2019 (the “2019 Notes”). No gain or loss was realized on the transaction.
In connection with follow-on programs for our unsecured Public Notes, we completed the following at-the market (“ATM”) offerings of additional debt during three months ended March 31, 2019:

	Maturity	Rate	Principal	Net Proceeds
2024 Notes	6/15/2024	6.25%	$12,576	$12,428
2028 Notes	6/15/2028	6.25%	1,465	1,427
2029 Notes	6/15/2029	6.875%	19,169	18,523

Equity Issuances
On January 24, 2019, February 21, 2019, and March 21, 2019, we issued 654,382, 83,675, and 90,951 shares of our common stock in connection with the dividend reinvestment plan, respectively.
Investment Holdings
As of March 31, 2019, we continue to pursue our investment strategy. At March 31, 2019, we have $5,700,673, or 171.1%, of our net assets invested in 137 long-term portfolio investments and CLOs.
Our annualized current yield was 12.8% and 13.0% as of March 31, 2019 and June 30, 2018, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 10.4% and 10.5% as of March 31, 2019 and June 30, 2018, respectively, across all investments. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
We are a non-diversified company within the meaning of the 1940 Act. As required by the 1940 Act, we classify our investments by level of control. As defined in the 1940 Act, “Control Investments” are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses or has the right to acquire within 60 days or less, a beneficial ownership of 25% or more of the voting securities of an investee company. Under the 1940 Act, “Affiliate Investments” are defined by a lesser degree of influence and are deemed to exist through the possession outright or via the right to acquire within 60 days or less, beneficial ownership of 5% or more of the outstanding voting securities of another person. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. As of March 31, 2019, we own controlling interests in the following portfolio companies: CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC) (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); R-V Industries, Inc.; Universal Turbine Parts, LLC (“UTP”); USES Corp. (“USES”); Valley Electric Company, Inc. (“Valley Electric”); and Wolf Energy, LLC (“Wolf Energy”). As of March 31, 2019, we also own affiliated interests in Nixon, Inc. (“Nixon”), Targus Cayman HoldCo Limited (“Targus”), Edmentum Ultimate Holdings, LLC (“Edmentum”) and United Sporting Companies, Inc. (“USC”).
The following shows the composition of our investment portfolio by level of control as of March 31, 2019 and June 30, 2018:

	March 31, 2019				June 30, 2018
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$2,331,616	39.2%	$2,394,716	42.0%	$2,300,526	39.5%	$2,404,326	42.0%
Affiliate Investments	180,279	3.0%	91,042	1.6%	55,637	0.9%	58,436	1.0%
Non-Control/Non-Affiliate Investments	3,437,174	57.8%	3,214,915	56.4%	3,475,295	59.6%	3,264,517	57.0%
Total Investments	$5,949,069	100.0%	$5,700,673	100.0%	$5,831,458	100.0%	$5,727,279	100.0%

The following shows the composition of our investment portfolio by type of investment as of March 31, 2019 and June 30, 2018:

	March 31, 2019				June 30, 2018
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Revolving Line of Credit	$38,433	0.6%	$38,381	0.7%	$38,659	0.7%	$38,559	0.7%
Senior Secured Debt	2,716,036	45.7%	2,504,237	43.9%	2,602,018	44.6%	2,481,353	43.3%
Subordinated Secured Debt	1,434,630	24.1%	1,343,067	23.5%	1,318,028	22.6%	1,260,525	22.0%
Subordinated Unsecured Debt	38,906	0.7%	26,422	0.5%	38,548	0.7%	32,945	0.6%
Small Business Loans	—	—%	—	—%	30	—%	17	—%
Rated Secured Structured Notes	44,783	0.7%	47,520	0.8%	6,159	0.1%	6,159	0.1%
Subordinated Structured Notes	1,099,133	18.5%	881,128	15.5%	1,096,768	18.8%	954,035	16.7%
Preferred Stock	91,094	1.5%	83,658	1.4%	92,346	1.6%	75,986	1.3%
Common Stock	292,113	4.9%	398,539	7.0%	445,364	7.6%	517,858	9.0%
Membership Interest	193,941	3.3%	283,160	5.0%	193,538	3.3%	257,799	4.5%
Participating Interest(1)	—	—%	91,361	1.6%	—	—%	101,126	1.8%
Escrow Receivable	—	—%	3,200	0.1%	—	—%	917	—%
Total Investments	$5,949,069	100.0%	$5,700,673	100.0%	$5,831,458	100.0%	$5,727,279	100.0%

(1)	Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.
The following shows our investments in interest bearing securities by type of investment as of March 31, 2019 and June 30, 2018:

	March 31, 2019				June 30, 2018
Type of Investment	Cost	%	Fair Value	%	Cost	%	Fair Value	%
First Lien	$2,746,861	51.2%	$2,535,010	52.4%	$2,632,843	51.6%	$2,512,078	52.6%
Second Lien	1,442,238	26.8%	1,350,675	27.9%	1,325,862	26.0%	1,268,359	26.6%
Unsecured	38,906	0.7%	26,422	0.5%	38,548	0.8%	32,945	0.7%
Small Business Loans	—	—%	—	—%	30	—%	17	—%
Rated Secured Structured Notes	44,783	0.8%	47,520	1.0%	6,159	0.1%	6,159	0.1%
Subordinated Structured Notes	1,099,133	20.5%	881,128	18.2%	1,096,768	21.5%	954,035	20.0%
Total Interest Bearing Investments	$5,371,921	100.0%	$4,840,755	100.0%	$5,100,210	100.0%	$4,773,593	100.0%

The following shows the composition of our investment portfolio by geographic location as of March 31, 2019 and June 30, 2018:

	March 31, 2019				June 30, 2018
Geographic Location	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Canada	$5,975	0.1%	$6,000	0.2%	$16,809	0.3%	$17,816	0.3%
Cayman Islands	1,143,916	19.2%	928,648	16.3%	1,102,927	18.9%	960,194	16.8%
France	12,736	0.2%	12,872	0.2%	12,490	0.2%	12,334	0.2%
MidAtlantic US	627,232	10.5%	628,909	11.0%	410,644	7.0%	410,644	7.2%
Midwest US	401,463	6.7%	476,904	8.4%	395,622	6.8%	413,758	7.2%
Northeast US	592,138	10.0%	657,548	11.5%	677,204	11.6%	701,851	12.3%
Northwest US	111,012	1.9%	171,018	3.0%	103,906	1.8%	90,288	1.6%
Puerto Rico	79,332	1.3%	78,297	1.4%	84,713	1.5%	83,507	1.5%
Southeast US	1,181,940	19.9%	1,296,401	22.7%	1,243,430	21.3%	1,524,379	26.6%
Southwest US	706,556	11.9%	571,310	10.0%	723,038	12.4%	599,914	10.4%
Western US	1,086,769	18.3%	872,766	15.3%	1,060,675	18.2%	912,594	15.9%
Total Investments	$5,949,069	100.0%	$5,700,673	100.0%	$5,831,458	100.0%	$5,727,279	100.0%
The following shows the composition of our investment portfolio by industry as of March 31, 2019 and June 30, 2018:

	March 31, 2019				June 30, 2018
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$76,929	1.3%	$89,610	1.6%	$69,837	1.2%	$82,278	1.4%
Air Freight & Logistics	12,322	0.2%	12,704	0.2%	—	—%	—	—%
Auto Components	25,430	0.4%	25,430	0.4%	12,681	0.2%	12,887	0.2%
Building Products	19,836	0.3%	19,836	0.3%	9,905	0.2%	10,000	0.2%
Capital Markets	25,079	0.4%	25,222	0.4%	19,799	0.3%	20,000	0.3%
Commercial Services & Supplies	361,231	6.1%	283,813	5.1%	386,187	6.6%	330,024	5.8%
Communications Equipment	50,497	0.8%	50,497	0.9%	39,860	0.7%	40,000	0.7%
Construction & Engineering	69,515	1.2%	129,521	2.3%	64,415	1.1%	50,797	0.9%
Consumer Finance	476,524	8.0%	596,396	10.5%	485,381	8.3%	586,978	10.2%
Distributors	300,365	5.0%	208,971	3.7%	470,750	8.1%	402,465	7.0%
Diversified Consumer Services	146,125	2.5%	132,620	2.3%	173,695	3.0%	163,152	2.8%
Diversified Telecommunication Services	26,296	0.4%	26,296	0.5%	—	—%	—	—%
Electronic Equipment, Instruments & Components	12,736	0.2%	15,064	0.3%	54,805	0.9%	62,964	1.1%
Energy Equipment & Services	260,792	4.4%	173,028	3.0%	257,371	4.4%	170,574	3.0%
Entertainment	42,470	0.7%	42,580	0.7%	—	—%	—	—%
Equity Real Estate Investment Trusts (REITs)	496,440	8.4%	782,729	13.8%	499,858	8.6%	811,915	14.2%
Food Products	34,719	0.6%	34,818	0.6%	9,884	0.2%	9,886	0.2%
Health Care Equipment & Supplies	41,978	0.7%	40,462	0.7%	43,279	0.7%	43,279	0.8%
Health Care Providers & Services	475,887	8.0%	452,370	7.9%	421,198	7.2%	404,130	7.1%
Hotels & Personal Products	—	—%	—	—%	24,938	0.4%	24,938	0.4%
Hotels, Restaurants & Leisure	35,847	0.6%	35,847	0.6%	37,295	0.6%	37,295	0.6%
Household Products	24,750	0.4%	24,689	0.4%	—	—%	—	—%
Household Durables	40,158	0.7%	37,795	0.7%	42,539	0.7%	41,623	0.7%
Insurance	2,988	0.1%	2,945	0.1%	2,986	0.1%	2,986	0.1%
Interactive Media & Services	48,181	0.8%	48,181	0.8%	—	—%	—	—%
Internet & Direct Marketing Retail	—	—%	—	—%	39,813	0.7%	39,813	0.7%
Internet Software & Services	—	—%	—	—%	229,717	4.0%	229,791	4.0%
IT Services	303,451	5.1%	303,306	5.3%	182,183	3.1%	182,578	3.2%
Leisure Products	40,242	0.7%	40,287	0.7%	45,531	0.8%	45,626	0.8%

	March 31, 2019				June 30, 2018
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Machinery	$35,488	0.6%	$31,441	0.6%	$35,488	0.6%	$31,886	0.6%
Media	147,618	2.5%	148,063	2.6%	143,063	2.5%	140,365	2.4%
Online Lending	272,949	4.6%	174,585	3.1%	327,159	5.6%	243,078	4.2%
Paper & Forest Products	11,353	0.2%	11,353	0.2%	11,328	0.2%	11,226	0.2%
Personal Products	232,325	3.9%	130,451	2.3%	228,575	3.9%	165,020	2.9%
Pharmaceuticals	—	—%	—	—%	11,882	0.2%	12,000	0.2%
Professional Services	187,042	3.1%	190,817	3.3%	74,272	1.3%	76,991	1.3%
Real Estate Management & Development	41,160	0.7%	41,160	0.7%	41,860	0.7%	41,860	0.7%
Software	70,679	1.2%	71,189	1.2%	66,435	1.1%	67,265	1.2%
Technology Hardware, Storage & Peripherals	12,396	0.2%	12,396	0.2%	12,384	0.2%	12,500	0.2%
Textiles, Apparel & Luxury Goods	238,011	4.0%	252,172	4.4%	46,429	0.8%	60,220	1.1%
Tobacco	14,412	0.2%	14,500	0.3%	14,392	0.3%	14,392	0.3%
Trading Companies & Distributors	63,375	1.1%	30,777	0.5%	63,863	1.1%	56,199	1.0%
Transportation Infrastructure	27,557	0.5%	28,104	0.5%	27,494	0.5%	28,104	0.5%
Subtotal	$4,805,153	80.8%	$4,772,025	83.7%	$4,728,531	81.1%	$4,767,085	83.2%
Structured Finance(1)	$1,143,916	19.2%	$928,648	16.3%	$1,102,927	18.9%	$960,194	16.8%
Total Investments	$5,949,069	100.0%	$5,700,673	100.0%	$5,831,458	100.0%	$5,727,279	100.0%
(1) Our CLO investments do not have industry concentrations and as such have been separated in the table above.
Portfolio Investment Activity
Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans, though we also continue to close select junior debt and equity investments. During the nine months ended March 31, 2019, we acquired $209,041 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $261,516, funded $16,385 of revolver advances, and recorded PIK interest of $29,663, resulting in gross investment originations of $516,605. Our originations were primarily comprised $441,408 of debt and equity financing to affiliate and non-controlled portfolio investments and $75,197 of debt and equity financing to controlled investments. The more significant of these transactions are briefly described below.
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
On August 6, 2018, we made a $17,500 senior secured investment in Halyard MD OPCO, LLC, a healthcare IT and advertising technology business that enables targeted advertising campaigns to healthcare providers and patients. Our investment is comprised of a $12,000 first lien term loan, a $2,000 unfunded revolving credit facility, and a $3,500 unfunded delayed draw investment. The first lien term loan bears interest at the greater of 10.00% or LIBOR plus 8.00% and has a final maturity of August 6, 2023. The unfunded revolving credit facility and delayed draw bear interest at the greater of 10.00% or LIBOR plus 8.00% and has a final maturity of February 6, 2020.
During the period from July 19, 2018 through December 31, 2018, we provided $10,206 of equity financing to NPRC for the acquisition of real estate properties and $1,377 of equity financing to NPRC to fund capital expenditures for existing real estate properties.
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
On December 7, 2018, we made additional $12,000 of Senior Secured Term Loan A and $12,000 of Senior Secured Term Loan B investments in MRP Holdco, Inc. to support an acquisition. The Senior Secured Term Loan A bears interest at at the greater of 6.50% or LIBOR plus 5.00% and has a final maturity of April 17, 2024. The Senior Secured Term Loan B bears interest at at the greater of 10.50% or LIBOR plus 9.00% and has a final maturity of April 17, 2024.
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
During the nine months ended March 31, 2019, we received full repayments of $117,213, sold or partially sold $103,122 of our investments, and received several partial prepayments and amortization payments, which resulted in $415,165 of repayments and net realized gains totaling $13,517. The more significant of these transactions are briefly described below.
On September 7, 2018, CURO Financial Technologies Corp. fully repaid the $10,896 Senior Secured Note receivable to us.
On October 1, 2018, Fleetwash, Inc. fully repaid the $21,544 Senior Secured Term Loan B receivable to us.
On October 18, 2018, ATS Consolidated, Inc. fully repaid the $15,000 Second Lien Term Loan receivable to us.
On November 28, 2018, Rocket Software, Inc. fully repaid the $50,000 Second Lien Term Loan receivable to us.
During the period from January 23, 2019 to February 28, 2019, we sold $76,000, or 39.13%, of the outstanding principal balance of the senior secured note investment in Broder Bros., Co.

On March 1, 2019, we sold our 94.59% common equity interest in CCPI, Inc. for $18,865 in net proceeds. Concurrently, CCPI Inc. fully repaid the $2,797 Senior Secured Term Loan A and the $17,566 Senior Secured Term Loan B receivable to us.
On March 5, 2019, PharMerica Corporation fully repaid the $12,000 Second Lien Term Loan receivable to us.
On March 27, 2019, we received a partial repayment of $33,000 of our Senior Secured Term Loan B outstanding with NPRC and its wholly-owned subsidiaries.
The following table provides a summary of our investment activity for each quarter within the three years ending June 30, 2019:

Quarter Ended	Acquisitions(1)	Dispositions(2)
September 30, 2016	347,150	114,331
December 31, 2016	469,537	644,995
March 31, 2017	449,607	302,513
June 30, 2017	223,176	352,043
September 30, 2017	222,151	310,894
December 31, 2017	738,737	1,041,126
March 31, 2018	429,928	116,978
June 30, 2018	339,841	362,287
September 30, 2018	254,642	56,608
December 31, 2018	226,252	163,502
March 31, 2019	35,711	195,055

(1)	Includes investments in new portfolio companies, follow-on investments in existing portfolio companies, refinancings and PIK interest.

(2)	Includes sales, scheduled principal payments, prepayments and refinancings.
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

The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $5,700,673.
Our portfolio companies are generally lower middle market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Several of our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the nine months ended March 31, 2019.
Credit Central Loan Company, LLC
Prospect owns 100% of the equity of Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a Consolidated Holding Company. Credit Central Delaware owns 98.26% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of March 31, 2019 and June 30, 2018, with entities owned by Credit Central management owning the remaining 1.74% of the equity. Credit Central is a branch-based provider of installment loans.
The fair value of our investment in Credit Central decreased to $69,550 as of March 31, 2019, representing a premium of $4,230 to its amortized cost basis, compared to a fair value of $76,677 as of June 30, 2018, representing a premium of $15,450 to its amortized cost basis. The decrease in fair value was driven by a decline in Credit Central’s financial performance and in comparable company trading multiples.
First Tower Finance Company LLC
Prospect owns 100% of the equity of First Tower Holdings of Delaware LLC (“First Tower Delaware”), a Consolidated Holding Company. First Tower Delaware owns 80.1% of First Tower Finance Company LLC (f/k/a First Tower Holdings LLC) (“First Tower Finance”) as of March 31, 2019 and June 30, 2018. First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.
The fair value of our investment in First Tower Finance increased to $477,958 as of March 31, 2019, representing a premium of $124,642 to its amortized cost basis, compared to a fair value of $443,010 as of June 30, 2018, representing a premium of $88,798 to its amortized cost basis. The increase in fair value was driven by an improvement in First Tower Finance’s historical and projected financial performance, partially offset by a decline in comparable company trading multiples.
InterDent, Inc.
Following assumption of control, Prospect exercised its rights and remedies under its loan documents to exercise the shareholder voting rights in respect of the stock of InterDent, Inc. (“InterDent”) and to appoint a new Board of Directors of InterDent, all the members of which are our Investment Adviser’s professionals. As a result, as of June 30, 2018, Prospect’s investment in InterDent is classified as a control investment.
The fair value of our investment in InterDent decreased to $222,529 as of March 31, 2019, representing a discount of $21,830 to its amortized cost basis, compared to a fair value of $197,621 as of June 30, 2018, representing a discount of $15,080 to its amortized cost basis. The decrease in fair value was driven by a decline in InterDent’s financial performance.
MITY, Inc.
As of June 30, 2018, MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 95.58% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). Effective March 13, 2019, MITY Delaware’s equity ownership of MITY increased to 100%. MITY owns 100% of each of MITY-Lite, Inc. (“MITY-Lite”); Broda USA, Inc. (f/k/a Broda Enterprises USA, Inc.) (“Broda USA”); and Broda Enterprises ULC (“Broda Canada”). MITY is a designer, manufacturer and seller of multipurpose room furniture and specialty healthcare seating products.

The fair value of our investment in MITY decreased to $44,289 as of March 31, 2019, representing a discount of $21,785 to its amortized cost basis, compared to a fair value of $58,894 as of June 30, 2018, representing a discount of $5,847. The decrease in fair value was driven by a decline in MITY’s financial performance.
National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly-owned subsidiaries, NPRC invests in online consumer loans. Effective May 23, 2016, APRC and UPRC merged with and into NPRC, to consolidate all of our real estate holdings, with NPRC as the surviving entity. As of March 31, 2019, we own 100% of the fully-diluted common equity of NPRC.
During the nine months ended March 31, 2019, we provided $10,206 of equity financing to NPRC for the acquisition of real estate properties and $1,377 of equity financing to NPRC to fund capital expenditures for existing real estate properties. In addition, we received partial repayments of $54,181 of our loans previously outstanding with NPRC and its wholly owned subsidiary and $15,000 as a return of capital on our equity investment in NPRC.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of March 31, 2019, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 33,478 individual loans and residual interest in four securitizations, and had an aggregate fair value of $187,706. The average outstanding individual loan balance is approximately $4 and the loans mature on dates ranging from April 1, 2019 to April 19, 2025 with a weighted-average outstanding term of 23 months as of March 31, 2019. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 23.5%. As of March 31, 2019, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $174,585.
As of March 31, 2019, based on outstanding principal balance, 8.2% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 21.8% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 70.0% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$11,922	$11,560	4.0% - 24.1%	12.5%
Prime	31,963	30,272	4.0% - 36.0%	17.2%
Near Prime	102,417	95,099	6.0% - 36.0%	26.8%
*Weighted by outstanding principal balance of the online consumer loans.

As of March 31, 2019, our investment in NPRC and its wholly-owned subsidiaries had an amortized cost of $769,389 and a fair value of $957,314, including our investment in online consumer lending as discussed above. As of March 31. 2019, our investment in NPRC and its wholly-owned subsidiaries relating to the real estate portfolio had a fair value of $782,729. This portfolio was comprised of forty-three multi-families properties, twelve self-storage units, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of March 31, 2019.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Lofton Place, LLC	Tampa, FL	4/30/2013	26,000	20,012
3	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	—
4	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	173,467
5	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,331
6	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,791
7	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,603
8	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,481

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
9	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	14,037
10	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,165
11	Atlanta Eastwood Village LLC	Stockbridge, GA	12/12/2013	25,957	22,263
12	Atlanta Monterey Village LLC	Jonesboro, GA	12/12/2013	11,501	10,831
13	Atlanta Hidden Creek LLC	Morrow, GA	12/12/2013	5,098	4,636
14	Atlanta Meadow Springs LLC	College Park, GA	12/12/2013	13,116	12,751
15	Atlanta Meadow View LLC	College Park, GA	12/12/2013	14,354	12,805
16	Atlanta Peachtree Landing LLC	Fairburn, GA	12/12/2013	17,224	15,168
17	NPH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	26,778
18	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	7,648
19	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
20	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
21	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
22	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
23	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
24	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
25	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
26	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	8,927	6,695
27	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
28	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	86,509
29	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	14,229
30	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,927
31	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	28,952
32	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	14,480
33	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	15,356
34	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	18,328
35	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	19,486
36	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,886
37	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
38	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
39	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
40	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
41	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
42	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
43	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	43,103
44	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
45	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
46	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
47	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
48	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	48,634
49	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
50	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	15,415
51	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
52	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
53	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
54	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
55	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	44,044
56	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	14,185
57	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
58	Laurel Pointe Holdings, LLC	Forest Park, GA	5/9/2018	33,005	26,400
59	Bradford Ridge Holdings, LLC	Forest Park, GA	5/9/2018	12,500	10,000
60	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
61	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	39,525
62	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	19,335
63	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
64	Ashwood Ridge Holdings LLC	Jonesboro, GA	9/21/2018	9,600	7,300
65	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
66	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
				$2,053,507	$1,695,483
The fair value of our investment in NPRC decreased to $957,314 as of March 31, 2019, representing a premium of $187,925 to its amortized cost basis, compared to a fair value of $1,054,976 as of June 30, 2018, representing a premium of $227,989. The decrease in fair value is primarily attributable to structuring fees, dividend distributions and royalty interests to PSEC, partially offset by a modest increase in property values driven by lower capitalization rates and an increase in net operating income.
NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 89.40% and 91.52% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of March 31, 2019 and June 30, 2018, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.
The fair value of our investment in NMMB increased to $25,047 as of March 31, 2019, representing a premium of $7,564 to its amortized cost basis, compared to a fair value of $18,735 as of June 30, 2018, representing a discount of $2,748 to its amortized cost basis. The increase in fair value was driven by improved financial performance, including revenue growth and higher gross profit and operating margins.
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
The fair value of our investment in Pacific World decreased to $130,451 as of March 31, 2019, representing a discount of $101,874 to its amortized cost basis, compared to a fair value of $165,020 as of June 30, 2018, representing a discount of $63,555 to its amortized cost basis. The decrease in fair value was driven by a deterioration in financial performance.
Universal Turbine Parts, LLC

On December 10, 2018, Prospect purchased all of the voting stock of Universal Turbine Parts, LLC (“UTP”) and appointed a new Board of Directors to UTP, including three Prospect employees. As a result of the purchase, Prospect’s investment in UTP is classified as a control investment.

The fair value of our investment in UTP decreased to $30,777 as of March 31, 2019, a discount of $32,598 from its amortized cost, compared to a fair value of $56,199 as of June 30, 2018, representing a discount of $7,664 to it amortized cost. The decrease in fair value was driven by a decline in financial performance resulting from increased market competition.

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

The fair value of our investment in USES decreased to $14,631 as of March 31, 2019, a discount of $56,038 from its amortized cost, compared to a fair value of $16,319 as of June 30, 2018, representing a discount of $50,850 to it amortized cost. The decrease in fair value was driven by a decline in financial performance resulting from the loss of a customer contract and cost pressures.

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

The fair value of our investment in Valley Electric increased to $129,521 as of March 31, 2019, a premium of $60,006 from its amortized cost, compared to a fair value of $50,797 as of June 30, 2018, representing a $13,618 discount to its amortized cost. The increase in fair value was driven by improved financial performance, including revenue growth and higher project and operating margins.

Our controlled investments, other than those discussed above, are valued at $87,142 below cost and did not experience significant changes in operating performance or value. This discount is primarily driven by our controlled investments in CP Energy and Freedom Marine, which are valued at a discount to amortized cost of $53,895 and $29,772, respectively. Overall, combined with those portfolio companies discussed above, our controlled investments at March 31, 2019 are valued at $63,100 above their amortized cost.
We hold four affiliate investments at March 31, 2019, which are valued at $89,237 below their amortized cost. This discount is primarily driven by our affiliate investment in USC, which is valued at a discount to amortized cost of $91,394. The decrease in fair value was driven by a decline in financial performance resulting from decline in the firearms industry. Excluding USC, our affiliate investments are valued at $2,157 above their amortized cost as of March 31, 2019.

With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. As of March 31, 2019, our CLO investment portfolio is valued at a $215,268 discount to amortized cost. Excluding the CLO investment portfolio, non-control/non-affiliate investments at March 31, 2019 are valued at $6,991 below their amortized cost and did not experience significant changes in operating performance or value.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of March 31, 2019 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in April 2014, April 2017 (with a follow-on issuance in May 2018), and March 2019; Public Notes which we issued in March 2013, December 2015 (and from time to time through our 2024 Notes Follow-on Program), June 2018 (and from time to time through our 2028 Notes Follow-on Program), October 2018, and December 2018 (and from time to time through our 2029 Notes Follow-on Program); and Prospect Capital InterNotes® which we issue from time to time. Our equity capital is comprised entirely of common equity.

The following table shows our outstanding debt as of March 31, 2019:

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility(2)	$99,000	$8,386	$99,000	(3)	$99,000		1ML+2.20%	(6)

2020 Notes	248,702	1,480	247,222		250,918	(4)	5.52%	(7)
2022 Notes	328,500	7,201	321,299		325,511	(4)	5.71%	(7)
2025 Notes	201,250	6,526	194,724		198,265	(4)	6.63%	(7)
Convertible Notes	778,452		763,245		774,694

2023 Notes	320,000	3,474	316,526		332,365	(4)	6.09%	(7)
2024 Notes	231,874	4,935	226,939		233,543	(4)	6.76%	(7)
2028 Notes	68,876	2,290	66,586		68,132	(4)	6.77%	(7)
6.375% 2024 Notes	100,000	1,080	98,920		98,066	(4)	6.62%	(7)
2029 Notes	69,170	2,517	66,653		68,893	(4)	7.39%	(7)
Public Notes	789,920		775,624		800,999

Prospect Capital InterNotes®	754,721	11,969	742,752		768,659	(5)	5.42%	(8)
Total	$2,422,093		$2,380,621		$2,443,352

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of March 31, 2019.

(2)	The maximum draw amount of the Revolving Credit facility as of March 31, 2019 is $1,045,000.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Critical Accounting Policies and Estimates for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread based on observable market inputs.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

(7)
The effective interest rate is equal to the effect of the stated interest, the accretion of original issue discount and amortization of debt issuance costs. For the 2024 Notes, the 2028 Notes, and the 2029 Notes, the rate presented is a combined effective interest rate of their respective original Note issuances and Note Follow-on Programs.

(8)
For the Prospect Capital InterNotes®, the rate presented is the weighted average effective interest rate. Interest expense and deferred debt issuance costs, which are amortized on a straight-line method over the stated life of the obligation which approximates level yield, are weighted against the average year-to-date principal balance.

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of March 31, 2019:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$99,000	$—	$—	$99,000	$—
Convertible Notes	778,452	—	248,702	328,500	201,250
Public Notes	789,920	—	—	420,000	369,920
Prospect Capital InterNotes®	754,721	4,402	296,001	166,640	287,678
Total Contractual Obligations	$2,422,093	$4,402	$544,703	$1,014,140	$858,848

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
Historically, we have funded a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock, subscription rights, and warrants and units to purchase such securities in an amount up to $5,000,000 less issuances to date. As of March 31, 2019, we can issue up to $4,644,211 of additional debt and equity securities in the public market under this shelf registration. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.
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
On August 1, 2018, we renegotiated the 2014 Facility and closed an expanded five and a half year revolving credit facility (the “2018 Facility” and collectively with the 2014 Facility, the “Revolving Credit Facility”). The lenders have extended commitments of $1,045,000 under the 2018 Facility as of December 31, 2018. The 2018 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The 2018 Facility matures on March 27, 2024. It includes a revolving period that extends through March 27, 2022, followed by an additional two-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such two-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two-year amortization period, the remaining balance will become due, if required by the lenders.

The 2018 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2018 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2018 Facility. The 2018 Facility also requires the maintenance of a minimum liquidity requirement. As of March 31, 2019, we were in compliance with the applicable covenants.
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

For the three and nine months ended March 31, 2019 and March 31, 2018, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Average stated interest rate	4.7%	4.0%	4.5%	3.6%
Average outstanding balance	$295,511	16,678	$256,409	$27,786

As of March 31, 2019 and June 30, 2018, we had $787,406 and $547,205, respectively, available to us for borrowing under the Revolving Credit Facility, with $99,000 and $37,000 outstanding as of March 31, 2019 and June 30, 2018, respectively. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,045,000. As of March 31, 2019, the investments, including cash, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,683,132, which represents 28.9% of our total investments, including cash. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $10,504 of new fees and $1,473 were carried over for continuing participants from the previous facility, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of March 31, 2019, $8,386 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities. During the nine months ended March 31, 2019, $325 of fees were expensed relating to credit providers in the 2014 Facility who did not commit to the 2018 Facility.
During the three months ended March 31, 2019 and March 31, 2018, we recorded $6,209 and $3,016, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the nine months ended March 31, 2019 and March 31, 2018, we recorded $17,535 and $9,356, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On December 21, 2012, we issued $200,000 aggregate principal amount of convertible notes that matured on January 15, 2019 (the “2019 Notes”). The 2019 Notes bore interest at a rate of 5.875% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2013. Total proceeds from the issuance of the 2019 Notes, net of underwriting discounts and offering costs, were $193,600. On May 30, 2018, we repurchased $98,353 aggregate principal amount of the 2019 Notes at a price of 102.0, including commissions. The transaction resulted in our recognizing a $2,383 loss during the three months ended June 30, 2018. On January 15, 2019, we repaid the outstanding principal amount of $101,647 of the 2019 Notes, plus interest. No gain or loss was realized on the transaction.
On April 11, 2014, we issued $400,000 aggregate principal amount of convertible notes that mature on April 15, 2020 (the “2020 Notes”), unless previously converted or repurchased in accordance with their terms. The 2020 Notes bear interest at a rate of

4.75% per year, payable semi-annually on April 15 and October 15 each year, beginning October 15, 2014. Total proceeds from the issuance of the 2020 Notes, net of underwriting discounts and offering costs, were $387,500. On January 30, 2015, we repurchased $8,000 aggregate principal amount of the 2020 Notes at a price of 93.0, including commissions. As a result of this transaction, we recorded a gain of $332, in the amount of the difference between the reacquisition price and the net carrying amount of the 2020 Notes, net of the proportionate amount of unamortized debt issuance cost. During the three months ended December 31, 2018, we repurchased an additional $13,500 aggregate principal amount of the 2020 Notes at a price of 99.5, including commissions. As a result of this transaction, we recorded a loss of $41, in the amount of the difference between the reacquisition price and the net carrying amount of the 2020 Notes, net of the proportionate amount of unamortized debt issuance costs. During the three months ended March 31, 2019, we repurchased an additional $129,798 aggregate principal amount of the 2020 Notes at a weighted average price of 101.4, including commission. As a result of these transactions, we recorded a net loss of $2,787 during the three months ended March 31, 2019, in the amount of the difference between the reacquisition price and the net carrying amounts of the 2020 Notes, net of the proportionate amount of unamortized debt issuance costs. As of March 31, 2019, the outstanding aggregate principal amount of the 2020 Notes is $248,702.
On April 11, 2017, we issued $225,000 aggregate principal amount of convertible notes that mature on July 15, 2022 (the “Original 2022 Notes”), unless previously converted or repurchased in accordance with their terms. The Original 2022 Notes bear interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2017. Total proceeds from the issuance of the Original 2022 Notes, net of underwriting discounts and offering costs, were $218,010. On May 18, 2018, we issued an additional $103,500 aggregate principal amount of convertible notes that mature on July 15, 2022 (the “Additional 2022 Notes”, and together with the Original 2022 Notes, the “2022 Notes”), unless previously converted or repurchased in accordance with their terms. The Additional 2022 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2022 Notes and bear interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2018. Total proceeds from the issuance of the Additional 2022 Notes, net of underwriting discounts and offering costs, were $100,749. Following the issuance of the Additional 2022 Notes and as of March 31, 2019, the outstanding aggregate principal amount of the 2022 Notes is $328,500.
On March 1, 2019, we issued $175,000 aggregate principal amount of senior convertible notes that mature on March 1, 2025 (the “2025 Notes”), unless previously converted or repurchased in accordance with their terms. We granted the underwriters a 13-day over-allotment option to purchase up to an additional $26,250 aggregate principal amount of the 2025 Notes. The underwriters fully exercised the over-allotment option on March 11, 20l9 and we issued $26,250 aggregate principal amount of 2025 Notes at settlement on March 13, 2019. The 2025 Notes bear interest at a rate of 6.375% per year, payable semi-annually on March 1 and September 1 each year, beginning September 1, 2019. Total proceeds from the issuance of the 2025 Notes, net of underwriting discounts and offering costs, were $198,674. As of March 31, 2019, the outstanding aggregate principal amount of the 2025 Notes is $201,250.
Certain key terms related to the convertible features for the 2020 Notes, the 2022 Notes, and the 2025 Notes (collectively, the “Convertible Notes”) are listed below.

	2020 Notes	2022 Notes	2025 Notes
Initial conversion rate(1)	80.6647	100.2305	110.7420
Initial conversion price	$12.40	$9.98	$9.03
Conversion rate at March 31, 2019(1)(2)	80.6670	100.2305	110.7420
Conversion price at March 31, 2019(2)(3)	$12.40	$9.98	$9.03
Last conversion price calculation date	4/11/2018	4/11/2018	3/1/2019
Dividend threshold amount (per share)(4)	$0.110525	$0.083330	$0.060000

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)	The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

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
In connection with the issuance of the Convertible Notes, we recorded a discount of $4,025 and debt issuance costs of $22,857 which are being amortized over the terms of the Convertible Notes. As of March 31, 2019, $3,979 of the original issue discount and $11,228 of the debt issuance costs remain to be amortized and are included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended March 31, 2019 and March 31, 2018, we recorded $10,460 and $12,664, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the nine months ended March 31, 2019 and March 31, 2018, we recorded $33,352 and $39,323, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
Public Notes
On March 15, 2013, we issued $250,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Original 2023 Notes”). The Original 2023 Notes bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2013. Total proceeds from the issuance of the Original 2023 Notes, net of underwriting discounts and offering costs, were $243,641. On June 20, 2018, we issued an additional $70,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Additional 2023 Notes”, and together with the Original 2023 Notes, the “2023 Notes”). The Additional 2023 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2023 Notes and bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the Additional 2023 Notes, net of underwriting discounts, were $69,403. As of March 31, 2019, the outstanding aggregate principal amount of the 2023 Notes is $320,000.

On April 7, 2014, we issued $300,000 aggregate principal amount of unsecured notes that mature on July 15, 2019 (the “5.00% 2019 Notes”). Included in the issuance is $45,000 of Prospect Capital InterNotes® that were exchanged for the 5.00% 2019 Notes. The 5.00% 2019 Notes bear interest at a rate of 5.00% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2014. Total proceeds from the issuance of the 5.00% 2019 Notes, net of underwriting discounts and offering costs, were $295,998. On June 7, 2018, we commenced a tender offer to purchase for cash any and all of the $300,000 aggregate principal amount outstanding of the 5.00% 2019 Notes. On June 20, 2018, $146,464 aggregate principal amount of the 5.00% 2019 Notes, representing 48.8% of the previously outstanding 5.00% 2019 Notes, were validly tendered and accepted. The transaction resulted in our recognizing a loss of $3,705 during the three months ended June 30, 2018. On September 26, 2018, we repurchased the remaining $153,536 aggregate principal amount of the 5.00% 2019 Notes at a price of 101.645, including commissions. The transaction resulted in our recognizing a loss of $2,874 during the nine months ended March 31, 2019.

On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market (“ATM”) program with FBR Capital Markets & Co. through which we could sell, by means of ATM offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes (“Initial 2024 Notes ATM”). Following the initial 2024 Notes ATM, the aggregate principal amount of the 2024 Notes issued was $199,281 for net proceeds of $193,253, after commissions and offering costs. On July 2, 2018, we entered into a second ATM program with B.Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of the 2024 Notes (“Second 2024 Notes ATM”, and together with the Initial 2024 Notes ATM, the “2024 Notes Follow-on Program”). The 2024 Notes are listed on the New York Stock Exchange (“NYSE”) and trade thereon under the ticker “PBB.” During the nine months ended March 31, 2019, we issued an additional $32,593 aggregate principal amount under the second 2024 Notes ATM, for net proceeds of $32,283, after commissions and offering costs. As of March 31, 2019, the outstanding aggregate principal amount of the 2024 Notes is $231,874.
On June 7, 2018, we issued $55,000 aggregate principal amount of unsecured notes that mature on June 15, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts and offering costs were $53,119. On July 2, 2018, we entered into an ATM program with B.Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2028 Notes (“2028 Notes ATM” or “2028 Notes Follow-on Program”). The 2028 Notes are listed on the NYSE and trade thereon under the ticker “PBY.” During the nine months ended March 31, 2019, we issued an additional $13,876 aggregate principal amount under the 2028 Notes ATM, for net proceeds of $13,675, after commissions and offering costs. As of March 31, 2019, the outstanding aggregate principal amount of the 2028 Notes is $68,876.
On October 1, 2018, we issued $100,000 aggregate principal amount of unsecured notes that mature on January 15, 2024 (the “6.375% 2024 Notes”). The 6.375% 2024 Notes bear interest at a rate of 6.375% per year, payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2019. Total proceeds from the issuance of the 6.375% 2024 Notes, net of underwriting discounts and offering costs, were $98,985. As of March 31, 2019, the outstanding aggregate principal amount of the 6.375% 2024 Notes is $100,000.
On December 5, 2018, we issued $50,000 aggregate principal amount of unsecured notes that mature on June 15, 2029 (the “2029 Notes”). The 2029 Notes bear interest at a rate of 6.875% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning March 15, 2019. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts and offering costs, were $48,057. On February 9, 2019, we entered into an ATM program with B.Riley FBR, Inc., BB&T Capital Markets, and Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2029 Notes (“2029 Notes ATM” or “2029 Notes Follow-on Program”). The 2029 Notes are listed on the NYSE and trade thereon under the ticker “PBC.” During the three months ended March 31, 2019, we issued an additional $19,170 aggregate principal amount under the 2029 Notes ATM, for net proceeds of $18,523, after commissions and offering costs. As of March 31, 2019, the outstanding aggregate principal amount of the 2029 Notes is $69,170.

The 2023 Notes, the 2024 Notes, the 2028 Notes, the 6.375% 2024 Notes, and the 2029 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $4,090 and debt issuance costs of $16,015, which are being amortized over the terms of the notes. As of March 31, 2019, $2,618 of the original issue discount and $11,678 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended March 31, 2019 and March 31, 2018, we recorded $12,272 and $11,054, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the nine months ended March 31, 2019 and March 31, 2018, we recorded $35,102 and $33,143, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
During the nine months ended March 31, 2019, we issued $124,643 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $122,592. These notes were issued with stated interest rates ranging from 5.00% to 6.25% with a weighted average interest rate of 5.78%. These notes mature between July 15, 2023 and March 15, 2029.

The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2019:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$57,751	5.00%–5.75%	5.48%	July 15, 2023 – March 15, 2024
7	31,499	5.50%–6.00%	5.93%	July 15, 2025 – March 15, 2026
8	385	5.75%	5.75%	July 15, 2026
10	35,008	6.00%–6.25%	6.13%	July 15, 2028 – March 15, 2029
	$124,643
During the nine months ended March 31, 2018, we issued $69,428 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $68,396. These notes were issued with stated interest rates ranging from 4.00% to 5.00% with a weighted average interest rate of 4.37%. These notes mature between July 15, 2022 and March 15, 2026.

The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2018:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$43,587	4.00%–4.75%	4.20%	July 15, 2022 – March 15, 2023
7	2,825	4.75%–5.00%	4.93%	July 15, 2024
8	23,016	4.50%–5.00%	4.62%	August 15, 2025 – March 15, 2026
	$69,428
During the nine months ended March 31, 2019, we redeemed, prior to maturity, $123,418 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.83% in order to replace shorter maturity debt with longer-term debt During the nine months ended March 31, 2019, we repaid $7,428 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the nine months ended March 31, 2019 was $905.

The following table summarizes the Prospect Capital InterNotes® outstanding as of March 31, 2019:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$270,820	4.00% – 5.75%	5.04%	October 15, 2020 - March 15, 2024
5.2	2,618	4.63%	4.63%	September 15, 2020
5.3	2,601	4.63%	4.63%	September 15, 2020
5.5	37,816	4.25% – 4.75%	4.55%	June 15, 2020 - October 15, 2020
6	2,182	4.88%	4.88%	April 15, 2021 - May 15, 2021
6.5	38,637	5.10% – 5.25%	5.23%	December 15, 2021 - May 15, 2022
7	120,143	4.00% – 6.00%	5.32%	January 15, 2020 - March 15, 2026
7.5	1,996	5.75%	5.75%	February 15, 2021
8	24,660	4.50% – 5.75%	4.67%	August 15, 2025 - July 15, 2026
10	72,277	5.75% – 7.00%	6.17%	March 15, 2022 - March 15, 2029
12	2,978	6.00%	6.00%	November 15, 2025 - December 15, 2025
15	17,138	5.25% – 6.00%	5.36%	May 15, 2028 - November 15, 2028
18	19,451	4.13% – 6.25%	5.57%	December 15, 2030 - August 15, 2031
20	3,970	5.75% – 6.00%	5.89%	November 15, 2032 - October 15, 2033
25	32,110	6.25% – 6.50%	6.39%	August 15, 2038 - May 15, 2039
30	105,324	5.50% – 6.75%	6.24%	November 15, 2042 - October 15, 2043
	$754,721
During the nine months ended March 31, 2018, we redeemed, prior to maturity $269,375 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.89% in order to replace debt with shorter maturity dates. During the nine months ended March 31, 2018, we repaid $4,883 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the nine months ended March 31, 2018 was $1,445.

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
	$760,924

In connection with the issuance of Prospect Capital InterNotes®, we incurred $26,064 of fees which are being amortized over the term of the notes, of which $11,969 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of March 31, 2019.
During the three months ended March 31, 2019 and March 31, 2018, we recorded $10,005 and $10,745, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the nine months ended March 31, 2019 and March 31, 2018 we recorded $31,521 and $36,039, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Net Asset Value
During the nine months ended March 31, 2019, our net asset value decreased by $75,232, or $0.27 per share. The decrease was primarily attributable to an increase in net realized and change in unrealized losses of $137,631, or $0.38 per weighted average share. This decrease was partially offset by net investment income of $243,232 exceeding dividends of $197,555, resulting in a net increase of $0.13 per weighted average share for the nine months ended March 31, 2019. Additionally, our net asset value decreased by $0.02 per share due to reinvestment of our dividends on behalf of our stockholders at current market prices. The following table shows the calculation of net asset value per share as of March 31, 2019 and June 30, 2018.

	March 31, 2019	June 30, 2018
Net assets	$3,331,815	$3,407,047
Shares of common stock issued and outstanding	366,884,974	364,409,938
Net asset value per share	$9.08	$9.35
Results of Operations
Operating results for the three and nine months ended March 31, 2019 and March 31, 2018 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Investment Income	$171,109	$162,835	$539,414	$483,814
Operating Expenses	93,847	92,389	296,182	276,444
Net Investment Income	77,262	70,446	243,232	207,370
Net Realized Gains (Losses)	9,483	(14,218)	13,517	(18,454)
Net Change in Unrealized Gains (Losses) from Investments	5,430	(3,856)	(144,217)	(1,912)
Net Realized Losses on Extinguishment of Debt	(2,980)	(513)	(6,931)	(1,445)
Net Increase in Net Assets Resulting from Operations	$89,195	$51,859	$105,601	$185,559
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
Investment income, which consists of interest income, including accretion of loan origination fees, prepayment penalty fees, dividend income and other income, including settlement of net profits interests, residual profits interests, overriding royalty interests and structuring fees, was $171,109 and $162,835 for the three months ended March 31, 2019 and March 31, 2018, respectively. Investment income increased $8,274 for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to an increase in interest income. Investment income was $539,414 and $483,814 for the nine months ended March 31, 2019 and March 31, 2018, respectively. Investment income increased $55,600 for the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018 primarily due increases in interest income and dividend income.
The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Interest income	$155,076	$145,862	$472,512	$447,329
Dividend income	4,524	6,287	32,717	7,157
Other income	11,509	10,686	34,185	29,328
Total investment income	$171,109	$162,835	$539,414	$483,814

Average debt principal of performing interest bearing investments(1)	$5,607,632	$5,379,123	$5,537,934	$5,448,372
Weighted average interest rate earned on performing interest bearing investments(1)	11.07%	10.85%	11.21%	10.79%
Average debt principal of all interest bearing investments(2)	$6,206,684	$5,674,038	$6,064,501	$5,761,562
Weighted average interest rate earned on all interest bearing investments(2)	10.00%	10.28%	10.24%	10.20%
(1) Excludes equity investments and non-accrual loans.
(2) Excludes equity investments.

Average interest income producing assets increased from $5,379,123 for the three months ended March 31, 2018 to $5,607,632 for the three months ended March 31, 2019. The average interest earned on interest bearing performing assets increased from 10.85% for the three months ended March 31, 2018 to 11.07% for the three months ended March 31, 2019. The increase is primarily attributable to an increase in LIBOR above our floors amongst our interest bearing investments. In addition, the increase in cash-on-cash yields on our CLO investment portfolio due to a number of recent resets across the portfolio. Our interest bearing portfolio was also impacted by an increase in foregone interest from non-accrual loans, resulting in a decrease in the weighted average interest rate earned on all interest bearing investments from 10.28% for the three months ended March 31, 2018 to 10.00% for the three months ended March 31, 2019, respectively.

Average interest income producing assets increased from $5,448,372 for the nine months ended March 31, 2018 to $5,537,934 for the nine months ended March 31, 2019. The average interest earned on interest bearing performing assets increased from 10.79% for the nine months ended March 31, 2018 to 11.21% for the nine months ended March 31, 2019. The increase is primarily attributable to an increase in LIBOR above our floors amongst our interest bearing investments. In addition, the increase in cash-on-cash yields on our CLO investment portfolio due to a number of recent resets across the portfolio. Our interest bearing portfolio was also impacted by an increase in foregone interest from non-accrual loans, resulting in a less significant increase in the weighted average interest rate earned on all interest bearing investments from 10.20% for the nine months ended March 31, 2018 to 10.24% for the nine months ended March 31, 2019, respectively. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for detailed disclosures with respect to the approximate annual impact on net investment income resulting from base rate changes in interest rate.

Investment income is also generated from dividends and other income which is less predictable than interest income. Dividend income decreased from $6,287 for the three months ended March 31, 2018 to $4,524 for the three months ended March 31, 2019. The $1,763 decrease in dividend income was primarily attributable to a $5,639 dividend received from our investment in NPRC during the three months ended March 31, 2018, which was generated from taxable earnings and profits in connection with the gain on the sales of NPRC’s St. Marin and Central Park properties. In comparison, we received a $1,000 dividend from our investment in NPRC during the three months ended March 31, 2019, which was generated from taxable earnings and profits in connection with the gain on the sale of NPRC’s Vinings Corner property. The decline in dividends received from NPRC was partially offset by a $2,612 dividend received from our investment in Valley Electric during the three months ended March 31, 2019. No dividends were received from Valley Electric for the three months ended March 31, 2018. The remaining decline was attributable to a $392 decrease in dividend income from our money market funds during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Dividend income increased from $7,157 for the nine months ended March 31, 2018 to $32,717 for the nine months ended March 31, 2019. The $25,560 increase in dividend income was primarily attributable to $21,000 in dividends received from our investment in NPRC, which were generated from taxable earnings and profits in connection with the gain on the sales of NPRC’s Amberly, City West, Matthews Reserve, Atlantic Beach and Vinings Corner properties as compared to the $5,639 dividend received from our investment in NPRC during the three months ended March 31, 2018 discussed above. In addition, we received $10,112 and $659 in dividends from our investment in Valley Electric and Targus, respectively, during the nine months ended March 31, 2019. No dividends were received from Valley Electric or Targus for the nine months ended March 31, 2018. The increase was partially offset by a $572 decrease in dividend income from our money market funds during the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018.

Other income is comprised of structuring fees, advisory fees, royalty interests, settlement of net profits interests and settlement of residual profits interests. Income from other sources increased from $10,686 for the three months ended March 31, 2018 to $11,509 for the three months ended March 31, 2019. The $823 increase was primarily attributable to $8,922 in residual profits interests received from our investment in NPRC during the three months ended March 31, 2019 as compared to $1,678 in residual profits interests received from our investment in NPRC during the three months ended March 31, 2018. The increase in residual profits interests was partially offset by a $2,644 advisory fee received from our investment in First Tower Finance related to an acquisition and $1,222 of service fees received for a liquidation fee agreement related to our investment in Wolf during the three months ended March 31, 2018. In comparison, we received a $1,301 advisory fee during the three months ended March 31, 2019 for services rendered in connection with the sale of CCPI. The remaining difference was primarily attributable to a $3,414 decrease in structuring fees and amendment fees which are generated from new originations as well as from follow-on investments and amendments to existing portfolio companies for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Income from other sources was $29,328 and $34,185 for the nine months ended March 31, 2018 and March 31, 2019, respectively. The $4,857 increase was primarily attributable to $12,521 in residual profits interests received from our investment in NPRC during the nine months ended March 31, 2019 as compared to $3,256 in residual profits interests and $1,554 in royalty income received from our investment in NPRC during the nine months ended March 31, 2018. We received a $12,711 structuring fee from our investment in NPRC for services rendered in connection with the restructuring of our senior secured term loan during the nine months ended March 31, 2019. We received a $3,233 structuring fee from our investment in Pacific World for services rendered in connection with amending its revolving credit facility and a $3,065 structuring fee related to our investment in Broder Bros., Co. during the three months ended March 31, 2018. The increase in income from other sources was partially offset by a $2,644 advisory fee received from our investment in First Tower Finance related to an acquisition and $1,222 of service fees received for a liquidation fee agreement related to our investment in Wolf during the nine months ended March 31, 2018. In comparison, we received a $1,301 advisory fee during the nine months ended March 31, 2019 for services rendered in connection with the sale of CCPI. The remaining difference was primarily attributable to a $6,758 decrease in structuring fees and amendment fees which are generated from new originations as well as from follow-on investments and amendments to existing portfolio companies for the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018.

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

The following table describes the various components of our operating expenses:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Base management fee	$29,540	$29,268	$92,684	$88,990
Income incentive fee	19,315	17,612	60,808	51,843
Interest and credit facility expenses	38,946	37,479	117,510	117,861
Allocation of overhead from Prospect Administration	2,084	3,195	11,091	5,899
Audit, compliance and tax related fees	680	1,130	3,462	4,084
Directors' fees	112	113	341	338
Other general and administrative expenses	3,170	3,592	10,286	7,429
Total Operating Expenses	$93,847	$92,389	$296,182	$276,444
Total gross base management fee was $29,540 and $29,422 for the three months ended March 31, 2019 and March 31, 2018, respectively. The Investment Adviser has entered into a servicing agreement with certain institutions who purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. We received payments of $154 from these institutions for the three months ended March 31, 2018 on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser resulting in net base management fees of $29,268 for the three months ended March 31, 2018. No such payments were received for the three months ended March 31, 2019.
Total gross base management fee was $92,794 and $89,543 for the nine months ended March 31, 2019 and March 31, 2018, respectively. The increase in total gross base management fee is directly related to an increase in average total assets combined with a $2,757 adjustment for fees earned in prior periods that were neither expensed nor paid to the Investment Adviser. The Investment Adviser has entered into a servicing agreement with certain institutions who purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. We received payments of $110 and $553 from these institutions for the nine months ended March 31, 2019 and March 31, 2018, respectively, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser resulting in net base management fees of $92,684 and $88,990 for the nine months ended March 31, 2019 and March 31, 2018, respectively.
For the three months ended March 31, 2019 and March 31, 2018, we incurred $19,315 and $17,612 of income incentive fees, respectively. This increase was driven by a corresponding increase in pre-incentive fee net investment income from $88,058 for the three months ended March 31, 2018 to $96,577 for the three months ended March 31, 2019. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
For the nine months ended March 31, 2019 and March 31, 2018, we incurred $60,808 and $51,843 of income incentive fees, respectively. This increase was driven by a corresponding increase in pre-incentive fee net investment income from $259,213 for the nine months ended March 31, 2018 to $304,040 for the nine months ended March 31, 2019. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended March 31, 2019 and March 31, 2018, we incurred $38,946 and $37,479 respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). During the nine months ended March 31, 2019 and March 31, 2018, we incurred $117,510 and $117,861, respectively, of interest expenses related to our Notes. These expenses are related directly to the leveraging capacity and the levels of indebtedness actually undertaken in those periods.

The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Interest on borrowings	$34,081	$32,288	$102,064	$101,956
Amortization of deferred financing costs	2,356	2,949	8,699	9,168
Accretion of discount on unsecured debt	171	71	406	212
Facility commitment fees	2,338	2,171	6,341	6,525
Total interest and credit facility expenses	$38,946	$37,479	$117,510	$117,861

Average principal debt outstanding	$2,540,038	$2,427,516	$2,545,688	$2,561,834
Annualized weighted average stated interest rate on borrowings(1)	5.37%	5.32%	5.35%	5.31%
Annualized weighted average interest rate on borrowings(2)	6.13%	6.18%	6.15%	6.13%

(1)	Includes only the stated interest expense.

(2)	Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
Interest expense is relatively stable on a dollars basis for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) increased from 5.32% for the three months ended March 31, 2018 to 5.37% for the three months ended March 31, 2019. This increase is primarily due to issuances of Public Notes at higher rates, partially offset by repurchases of our Convertible Notes and increased utilization of our Revolving Credit Facility, which bears a lower rate than our remaining debt.
Interest expense is relatively stable on a dollars basis for the nine months ended March 31, 2019 as compared to the nine months ended March 31, 2018. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) increased from 5.31% for the nine months ended March 31, 2018 to 5.35% for the nine months ended March 31, 2019. This increase is primarily due to issuances of Public Notes at higher rates, partially offset by repurchases of our Convertible Notes and increased utilization of our Revolving Credit Facility, which bears a lower rate than our remaining debt.
The allocation of gross overhead expense from Prospect Administration was $2,691 and $4,104 for the three months ended March 31, 2019 and March 31, 2018, respectively. Prospect Administration received estimated payments of $607 and $909 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the three months ended March 31, 2019 and March 31, 2018, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. Net overhead during the three months ended March 31, 2019 and March 31, 2018 totaled $2,084 and $3,195, respectively.
The allocation of gross overhead expense from Prospect Administration was $11,698 and $12,600 for the nine months ended March 31, 2019 and March 31, 2018, respectively. Prospect Administration received estimated payments of $607 and $6,701 directly from our portfolio companies, insurance carrier, and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the nine months ended March 31, 2019 and March 31, 2018, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. Net overhead during the nine months ended March 31, 2019 and March 31, 2018 totaled $11,091 and $5,899, respectively.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $3,962 and $4,835 for the three months ended March 31, 2019 and March 31, 2018, respectively. The $873 decrease was primarily attributable to decreases in legal fees and audit, compliance and tax related fees offset by increases in legal fees and valuation services fees.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $14,089 and $11,851 for the nine months ended March 31, 2019 and March 31, 2018, respectively. The $2,238 increase was primarily attributable to increases in legal fees and other general and administrative expenses.

Net Investment Income
Net investment income represents the difference between investment income and operating expenses. Net investment income was $77,262 and $70,446 for the three months ended March 31, 2019 and March 31, 2018, respectively. The increase of $6,816 was primarily due to an increase in interest income of $9,214. Refer to above Investment Income discussion for detail.
Net investment income was $243,232 and $207,370 for the nine months ended March 31, 2019 and March 31, 2018, respectively. The increase of $35,682 was primarily due to an increase in interest income of $25,183, an increase in dividend income of $25,560 and an increase in other income of $4,857, respectively. This increase was partially offset by an increase in income incentive fees of $8,965 during the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018. Refer to above Investment Income and Operating Expenses discussions for further detail.
Net Realized (Losses) Gains
Net realized gains (losses) from investments for the three months ended March 31, 2019 and March 31, 2018 were $9,483 and $(14,218), respectively. The $23,701 favorable increase was primarily a result of a $12,105 realized gain related to the sale of CCPI recognized during the three months ended March 31, 2019 compared to a realized loss of $14,197 related to the write-down of Nixon, Inc. upon restructuring during the three months ended March 31, 2018.
Net realized (losses) on extinguishment of debt for the three months ended March 31, 2019 and March 31, 2018 were $(2,980) and $(513), respectively. The $2,467 increase was primarily attributable to deferred financing write-offs related to the repurchases of our Convertible Notes during the three months ended March 31, 2019. No repurchases of our Convertible Notes occurred during the three months ended March 31, 2018.
Net realized gains (losses) from investments for the nine months ended March 31, 2019 and March 31, 2018 were $13,517 and $(18,454), respectively. This $31,971 favorable change was due to gains on investments coupled with lower levels of realized losses from investments in the current period. During the nine months ended March 31, 2019, net realized gains primarily resulted from from the recognition of a $12,105 realized gain related to the sale of CCPI. In addition, we recognized $2,204 of escrow proceeds related to the sale of Gulf Coast. In comparison, during the nine months ended March 31, 2018, net realized losses from investments were primarily related to the write-down of Nixon, Inc. upon restructuring, resulting in a realized loss of $14,197. In addition, we recognized a net realized loss from the repayment of our investment in Primesport, for which we agreed to a payment less than the par amount and realized a loss of $3,019. Additionally, during the nine months ended March 31, 2018, we recognized a realized loss of $2,495 from our call of our investment in Apidos IX CLO.
Net realized (losses) on extinguishment of debt for the nine months ended March 31, 2019 and March 31, 2018 were $(6,931) and $(1,445), respectively. The $5,486 increase was primarily attributable to deferred financing write-offs related to the repurchases of our Public Notes and Convertible Notes during the nine months ended March 31, 2019. No repurchases of our Public Notes or Convertible Notes occurred during the nine months ended March 31, 2018.

Change in Unrealized Gains (Losses), Net
The following table reflects net change in unrealized gains (losses) for our portfolio for the three months ended and nine months ended March 31, 2019 and March 31, 2018, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Control investments	$11,686	$1,380	$(22,129)	$46,898
Affiliate investments	(4,101)	12,952	(23,750)	19,678
Non-control/non-affiliate investments	(2,155)	(18,188)	(98,338)	(68,488)
Net change in unrealized (losses) gains	$5,430	$(3,856)	$(144,217)	$(1,912)

The following table reflects net change in unrealized gains (losses) on investments for the three months ended March 31, 2019:

Net Change in Unrealized Gains (Losses)
Valley Electric Company, Inc.	$39,763
First Tower Finance Company LLC	32,591
Other, net	7,093
R-V Industries, Inc.	6,771
Echelon Aviation LLC	(5,578)
Universal Turbine Parts, LLC	(5,892)
Pacific World Corporation	(6,079)
United Sporting Companies, Inc.	(7,273)
MITY, Inc.	(8,187)
Subordinated Structured Notes	(9,666)
CCPI Inc.	(11,968)
National Property REIT Corp.	(26,145)
Net change in unrealized gains	$5,430
The following table reflects net change in unrealized gains (losses) on investments for the three months ended March 31, 2018:

Net Change in Unrealized Gains (Losses)
Nixon, Inc.	$14,197
First Tower Finance Company LLC	14,058
Other, net	5,346
Freedom Marine Solutions, LLC	(12,558)
Subordinated Structured Notes	(24,899)
Net change in unrealized (losses)	$(3,856)

The following table reflects net change in unrealized gains (losses) on investments for the nine months ended March 31, 2019:

Net Change in Unrealized Gains (Losses)
Valley Electric Company, Inc.	$73,624
First Tower Finance Company LLC	35,844
NMMB, Inc.	10,312
USES Corp.	(5,188)
CCPI Inc.	(6,105)
InterDent, Inc.	(6,750)
Engine Group, Inc.	(7,030)
Other, net	(10,068)
Credit Central Loan Company, LLC	(11,220)
MITY, Inc.	(15,938)
United Sporting Companies, Inc.	(23,109)
Universal Turbine Parts, LLC	(24,934)
Pacific World Corporation	(38,319)
National Property REIT Corp.	(40,064)
Subordinated Structured Notes	(75,272)
Net change in unrealized (losses)	$(144,217)

The following table reflects net change in unrealized gains (losses) on investments for the nine months ended March 31, 2018:

Net Change in Unrealized Gains (Losses)
First Tower Finance Company LLC	$55,842
PrimeSport, Inc.	23,741
Spartan Energy Services, Inc.	19,160
CP Energy Services Inc.	17,967
Nixon, Inc.	14,197
Credit Central Loan Company, LLC	10,489
Valley Electric Company, Inc.	8,285
Echelon Aviation LLC	7,983
National Property REIT Corp.	6,863
Targus International, LLC	6,814
Arctic Energy Services, LLC	6,077
Other, net	(2,132)
USES Corp.	(6,415)
CCPI Inc.	(5,844)
Universal Turbine Parts, LLC	(6,313)
Nationwide Loan Company LLC	(11,488)
Freedom Marine Solutions, LLC	(10,325)
MITY, Inc.	(14,389)
Edmentum Ultimate Holdings, LLC	(14,427)
United Sporting Companies, Inc.	(26,297)
Subordinated Structured Notes	(81,700)
Net change in unrealized (losses)	$(1,912)

Financial Condition, Liquidity and Capital Resources
For the nine months ended March 31, 2019 and March 31, 2018, our operating activities provided $171,071 and $258,142 of cash, respectively. There were no investing activities for the nine months ended March 31, 2019 and March 31, 2018. Financing activities used $134,263 and $478,662 of cash during the nine months ended March 31, 2019 and March 31, 2018, respectively, which included dividend payments of $180,685 and $202,362, respectively. Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.

Our primary sources of funds have historically been issuances of debt and equity. More recently, we have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the nine months ended March 31, 2019, we borrowed $912,154 and we made repayments totaling $850,154 under the Revolving Credit Facility. As of March 31, 2019, our outstanding balance on the Revolving Credit Facility was $99,000. As of March 31, 2019, we had, net of unamortized discount and debt issuance costs, $763,245 outstanding on the Convertible Notes, $775,624 outstanding on the Public Notes and $742,752 outstanding on the Prospect Capital InterNotes® (See “Capitalization” above).
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of March 31, 2019 and June 30, 2018, we had $15,645 and $29,675, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of March 31, 2019 and June 30, 2018.
We have guaranteed $2,571 in standby letters of credit issued through a financial intermediary and $1,380 of equipment lease obligations on behalf of InterDent, Inc. (“InterDent”) as of March 31, 2019. Under these arrangements, we would be required to make payments to the financial intermediary or equipment lease provider, respectively, if InterDent was to default on their related payment obligations. As of March 31, 2019, we have not recorded a liability on the statement of assets and liabilities for these guarantees as the likelihood of default on the standby letters of credit or equipment lease is deemed to be remote.

Our shareholders’ equity accounts as of March 31, 2019 and June 30, 2018 reflect cumulative shares issued, net of shares repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
As part of our Repurchase Program, we delivered a notice with our annual proxy mailing on September 25, 2018. We did not repurchase any shares of our common stock for the nine months ended March 31, 2019 or March 31, 2018.
On October 31, 2018, our registration statement on Form N-2 (File No. 333-227124) was declared effective by the SEC. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $5,000,000 in securities, consisting of common stock, preferred stock, debt securities, subscription rights to purchase our securities, warrants representing rights to purchase our securities or separately tradeable units combining two or more of our securities. As of March 31, 2019, we have the ability to issue up to $4,644,211 in securities under the registration statement.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
Recent Developments
During the period from April 1, 2019 through May 8, 2019 we issued $55,195 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $54,315, with an additional $7,779 settling on May 9, 2019 for net proceeds of $7,659.
During the period from April 1, 2019 through May 8, 2019, we issued $2,569 in aggregate principal amount of our 2024 Notes for net proceeds of $2,571 and $1,885 in aggregate principal amount of our 2028 Notes for net proceeds of $1,856.
On April 4, 2019, Memorial MRI & Diagnostic, LLC fully repaid the $36,355 Senior Secured Term Loan receivable to us at par.
On April 11, 2019, Photonis Technologies SAS fully repaid the $12,872 First Lien Term Loan receivable to us at par.
Pursuant to notice to call provided on March 15, 2019, we redeemed $91,896 of our Prospect Capital InterNotes® at par maturing between April 15, 2020 and October 15, 2021, with a weighted average rate of 4.99%. Settlement of the call occurred on April 15, 2019.
We have provided notice to call on April 15, 2019, with settlement on May 15, 2019, $15,299 of our Prospect Capital InterNotes® at par maturing between May 15, 2021 and November 15, 2021, with a weighted average rate of 5.20%.
During the period from April 17, 2019 through April 23, 2019, we repurchased $7,235 aggregate principal amount of the 2020 Notes at a price of 101.0% of face value, including commissions. On May 7, 2019, we repurchased an additional $5,938 aggregate principal amount of the 2020 Notes at a price of 101.125% of face value, including commissions. As a result of these transactions, we recorded a loss in the amount of the difference between the reacquisition prices and the net carrying amounts of the 2020 Notes, net of the proportionate amount of unamortized debt issuance costs. The net loss on extinguishment of debt we recorded in the three months ending June 30, 2019 was $211.
On May 8, 2019, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.06 per share for May 2019 to holders of record on May 31, 2019 with a payment date of June 20, 2019

•	$0.06 per share for June 2019 to holders of record on June 28, 2019 with a payment date of July 18, 2019.

•	$0.06 per share for July 2019 to holders of record on July 31, 2019 with a payment date of August 22, 2019.

•	$0.06 per share for August 2019 to holders of record on August 30, 2019 with a payment date of September 19, 2019.

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
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the nine months ended March 31, 2019.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of March 31, 2019 and June 30, 2018, our qualifying assets as a percentage of total assets, stood at 73.70% and 73.20%, respectively.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of March 31, 2019, approximately 3.3% of our total assets at fair value are in non-accrual status.
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
Interest income from investments in Subordinated Structured Notes (typically preferred shares, income notes or subordinated notes of CLO funds) and “equity” class of security of securitized trust is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financial

Assets. We monitor the expected cash inflows from our CLO and securitized trust equity investments, including the expected residual payments, and the effective yield is determined and updated periodically.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of March 31, 2019, we do not expect to have any excise tax due for the 2019 calendar year. Thus, we have not accrued any excise tax for this period.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2019, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2015 and thereafter remain subject to examination by the Internal Revenue Service.
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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of SEC registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of March 31, 2019 and June 30, 2018, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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

SEC Disclosure Update and Simplification
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The effective date for the SEC amendments was November 5, 2018; however, in light of the timing and proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC Staff commented that it would not object if the first presentation of the changes in shareholders’ equity is included in a filer’s Form 10-Q for the quarter that begins after the effective date of the amendments. We have adopted the amendments for the fiscal quarter ended March 31, 2019.
Prior to adoption and in accordance with previous SEC rules, we presented distributable earnings (loss) on the Consolidated Statements of Assets and Liabilities, as three components: 1) accumulated overdistributed net investment income; 2) accumulated net unrealized gain (loss) on investments; and 3) accumulated net realized gain (loss) on investments. We also presented distributions from earnings on the Consolidated Statements of Changes in Net Assets as distributions from net investment income. In accordance with the SEC Release, distributable earnings and distributions from distributable earnings are shown in total on the Consolidated Statements of Assets and Liabilities and Consolidated Statements of Changes in Net Assets, respectively. The changes in presentation have been retrospectively applied to the prior period statements presented.
Tax Cuts and Jobs Act

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (The “Tax Act”), which significantly changed the Code, including, a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Act also authorizes the IRS to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax and Jobs Act, or regulations or other guidance issued under it, might affect us, our business or the business of our portfolio companies. However, our portfolio companies may or may not make certain elections under the Tax Act that could materially increase their taxable earnings and profits. Any such increase in the earnings and profits of a portfolio company may result in the characterization of certain distributions sourced from sale proceeds as dividend income, which may increase our distributable taxable income. During the three months ended March 31, 2019, we received $21,000 of such dividends from NPRC related to the gain on the sale of real estate properties.
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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a LIBOR floor. Our loans typically have durations of one to three months after which they reset to current market interest rates. As of March 31, 2019, 88.04% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility and certain Prospect Capital InterNotes® issuances that are based on floating LIBOR rates. Interest on borrowings under the revolving credit facility is one-month LIBOR plus 220 basis points with no minimum LIBOR floor and an outstanding balance of $99,000 as of March 31, 2019. Interest on five Prospect Capital InterNotes® is three-month LIBOR plus a range of 300 to 350 basis points with no minimum LIBOR floor. The Convertible Notes, Public Notes and remaining Prospect Capital InterNotes® bear interest at fixed rates.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in Subordinated Structured Notes) to our loan portfolio and outstanding debt as of March 31, 2019, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Net Investment Income (1)
Up 300 basis points	$93,838	$46	$93,792	$75,034
Up 200 basis points	61,151	31	61,120	48,896
Up 100 basis points	28,465	15	28,450	22,760
Down 100 basis points	(38,595)	(43)	(38,552)	(30,842)

(1)	Includes the impact of income incentive fees. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of March 31, 2019, one and three month LIBOR were 2.50% and 2.60%, respectively.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the year ended March 31, 2019, we did not engage in hedging activities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2019, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of March 31, 2019.
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
Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
4.1	Six Hundred Thirty-First Supplemental Indenture dated as of January 4, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(3)
4.2	Six Hundred Thirty-Second Supplemental Indenture dated as of January 4, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(3)
4.3	Six Hundred Thirty-Third Supplemental Indenture dated as of January 10, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(4)
4.4	Six Hundred Thirty-Fourth Supplemental Indenture dated as of January 10, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(4)
4.5	Six Hundred Thirty-Fifth Supplemental Indenture dated as of January 17, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(5)
4.6	Six Hundred Thirty-Sixth Supplemental Indenture dated as of January 17, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(5)
4.7	Six Hundred Thirty-Seventh Supplemental Indenture dated as of January 25, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(6)
4.8	Six Hundred Thirty-Eighth Supplemental Indenture dated as of January 25, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(6)

Exhibit No.
4.9	Six Hundred Thirty-Ninth Supplemental Indenture dated as of January 25, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(6)
4.10	Six Hundred Fortieth Supplemental Indenture dated as of January 31, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(7)
4.11	Six Hundred Forty-First Supplemental Indenture dated as of January 31, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(7)
4.12	Six Hundred Forty-Second Supplemental Indenture dated as of January 31, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(7)
4.13	Six Hundred Forty-Third Supplemental Indenture dated as of February 7, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(8)
4.14	Six Hundred Forty-Fourth Supplemental Indenture dated as of February 7, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(8)
4.15	Six Hundred Forty-Fifth Supplemental Indenture dated as of February 7, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(8)
4.16	Supplemental Indenture dated as of February 7, 2019, to the U.S. Bank Indenture and Form of 6.875% Note due 2029(9)
4.17	Six Hundred Forty-Sixth Supplemental Indenture dated as of February 22, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(10)
4.18	Six Hundred Forty-Seventh Supplemental Indenture dated as of February 22, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(10)
4.19	Six Hundred Forty-Eighth Supplemental Indenture dated as of February 22, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(10)
4.20	Six Hundred Forty-Ninth Supplemental Indenture dated as of February 28, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(11)
4.21	Six Hundred Fiftieth Supplemental Indenture dated as of February 28, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(11)
4.22	Six Hundred Fifty-First Supplemental Indenture dated as of February 28, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(11)
4.23	Supplemental Indenture dated as of March 1, 2019, to the U.S. Bank Indenture, and Form of 6.375% Convertible Note due 2025(12)
4.24	Six Hundred Fifty-Second Supplemental Indenture dated as of March 7, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(13)
4.25	Six Hundred Fifty-Third Supplemental Indenture dated as of March 7, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(13)
4.26	Six Hundred Fifty-Fourth Supplemental Indenture dated as of March 7, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(13)
4.27	Six Hundred Fifty-Fifth Supplemental Indenture dated as of March 14, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(14)
4.28	Six Hundred Fifty-Sixth Supplemental Indenture dated as of March 14, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(14)
4.29	Six Hundred Fifty-Seventh Supplemental Indenture dated as of March 14, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(14)
4.30	Six Hundred Fifty-Eighth Supplemental Indenture dated as of March 21, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(15)
4.31	Six Hundred Fifty-Ninth Supplemental Indenture dated as of March 21, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(15)
4.32	Six Hundred Sixtieth Supplemental Indenture dated as of March 21, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(15)
4.33	Six Hundred Sixty-First Supplemental Indenture dated as of March 28, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(16)
4.34	Six Hundred Sixty-Second Supplemental Indenture dated as of March 28, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(16)
4.35	Six Hundred Sixty-Third Supplemental Indenture dated as of March 28, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(16)

Exhibit No.
10.1	Debt Distribution Agreement, dated February 7, 2019(9)
10.2	Debt Distribution Agreement, dated February 7, 2019(9)
10.3	Debt Distribution Agreement, dated February 7, 2019(9)
10.4	Underwriting Agreement, dated February 27, 2019(12)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 4, 2019.
(4)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 10, 2019.
(5)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on January 17, 2019.
(6)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on January 25, 2019.
(7)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on January 31, 2019.
(8)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on February 7, 2019.
(9)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on February 20, 2019.
(10)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on February 22, 2019.
(11)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on February 28, 2019.
(12)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 1, 2019.
(13)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on March 7, 2019.
(14)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on March 14, 2019.
(15)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on March 21, 2019.
(16)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on March 28, 2019.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2019.

PROSPECT CAPITAL CORPORATION

By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer

By:	/s/ KRISTIN L. VAN DASK
Kristin L. Van Dask
Chief Financial Officer