Form 10-K
period 2019-06-30
PROSPECT CAPITAL CORP
filed 2019-08-27
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 Commission File Number: 814-00659
PROSPECT CAPITAL CORPORATION
(Exact name of Registrant as specified in its charter)

Maryland	43-2048643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10 East 40th Street, 42nd Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 448-0702
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PSEC	NASDAQ Global Select Market
6.25% Notes due 2024, par value $25	PBB	New York Stock Exchange
6.25% Notes due 2028, par value $25	PBY	New York Stock Exchange
6.875% Notes due 2029, par value $25	PBC	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☐    No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant as of December 31, 2018 was $2.057 billion (based on the closing price on that date of $6.31 on the NASDAQ Global Select Market). For the purposes of calculating this amount only, all executive officers and Directors are “affiliates” of the Registrant.
As of August 26, 2019, there were 367,287,523 shares of the Registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement relating to the 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

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

PART I
Item 1. Business
In this report, the terms “Prospect,” “the Company,” “we,” “us” and “our” mean Prospect Capital Corporation and all entities included in our consolidated financial statements, unless the context specifically requires otherwise.
General
Prospect is a financial services company that primarily lends to and invests in middle-market privately-held companies. We are a closed-end investment company incorporated in Maryland. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). We were organized on April 13, 2004 and were funded in an initial public offering completed on July 27, 2004. We are one of the largest BDCs with approximately $5.80 billion of total assets as of June 30, 2019.
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
Lending to Companies Controlled by Private Equity Sponsors - We make agented loans to companies which are controlled by private equity sponsors. This debt can take the form of first lien, second lien, unitranche or unsecured loans. These loans typically have equity subordinate to our loan position. Historically, this strategy has comprised approximately 25%-50% of our portfolio.
Lending to Companies not Controlled by Private Equity Sponsors - We make loans to companies which are not controlled by private equity sponsors, such as companies that are controlled by the management team, the founder, a family or public shareholders. This origination strategy may have less competition to provide debt financing than the private-equity-sponsor origination strategy because such company financing needs are not easily addressed by banks and often require more diligence preparation. This origination strategy can result in investments with higher returns or lower leverage than the private-equity-sponsor origination strategy. Historically, this strategy has comprised less than 5% of our portfolio.
Purchasing Controlling Equity Positions and Lending to Operating Companies - This strategy involves purchasing yield-producing debt and controlling equity positions in non-financial-services operating companies. We believe that we can provide enhanced certainty of closure and liquidity to sellers and we look for management to continue on in their current roles. This strategy has comprised approximately 5%-10% of our portfolio.
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
Investing in Syndicated Debt - On a primary or secondary basis, we purchase primarily senior and secured loans and high yield bonds that have been sold to a club or syndicate of buyers. These investments are often purchased with a long-term, buy-and-hold outlook, and we often look to provide significant input to the transaction by providing anchoring orders. This strategy has comprised approximately 10%-25% of our portfolio.
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
Typically, we concentrate on making investments in companies with annual revenues of less than $750 million and enterprise values of less than $1 billion. Our typical investment involves a secured loan of less than $250 million. We also acquire controlling interests in companies in conjunction with making secured debt investments in such companies. In most cases, companies in which we invest are privately held at the time we invest in them. We refer to these companies as “target” or “middle-market” companies and these investments as “middle-market investments.”
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
Industry Sectors
Our portfolio is invested across 39 industry categories. Excluding our CLO investments, which do not have industry concentrations, no individual industry comprises more than 14.6% of the portfolio on either a cost or fair value basis.

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
Pre-incentive net investment income exceeds hurdle rate, therefore there is an income incentive fee payable by us to the Investment Adviser. The Income Incentive Fee would be calculated as follows:
= 100% × “Catch Up” + the greater of 0% AND (20% × (pre-incentive fee net investment income – 2.1875%))
= (100% × (2.00% - 1.75%)) + 0%
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
Pre-incentive net investment income exceeds hurdle rate, therefore there is an income incentive fee payable by us to the Investment Adviser. The Income Incentive Fee would be calculated as follows:
= 100% × “Catch Up” + the greater of 0% AND (20% × (pre-incentive fee net investment income – 2.1875%))
= (100% × (2.1875% – 1.75%)) + the greater of 0% AND (20% × (2.30% – 2.1875%))
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
The Investment Advisory Agreement was originally approved by our Board of Directors on June 23, 2004 and was recently re-approved by the Board of Directors on June 18, 2019 for an additional one-year term expiring June 21, 2020. Unless terminated earlier as described below, it will remain in effect from year to year thereafter if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risk Factors – Risks Relating to Our Business – We are dependent upon Prospect Capital Management’s key management personnel for our future success.”
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
Participants may terminate their accounts under the plan by notifying the plan administrator via its website at www.astfinancial.com or by filling out the transaction request form located at the bottom of their statement and sending it to the plan administrator at American Stock Transfer & Trust Company, P.O. Box 922, Wall Street Station, New York, NY 10269-0560 or by calling the plan administrator’s Interactive Voice Response System at (888) 888-0313. Upon termination, the stockholder will receive certificates for the full shares credited to your plan account. If you elect to receive cash, the plan administrator sells such shares and delivers a check for the proceeds, less the $0.10 per share commission and the plan administrator’s transaction fee of $15. In every case of termination, fractional shares credited to a terminating plan account are paid in cash at the then-current market price, less any commission and transaction fee.
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
If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make distributions. Distributions would generally be taxable to our individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits, provided certain holding period and other requirements are met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our accumulated earnings and profits attributable to non-RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years. The remainder of this discussion assumes we will qualify for taxation as a RIC.
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
Under recently proposed regulations on which taxpayers are entitled to rely, properly reported dividends paid by us that are attributable to our “qualified REIT dividends” (generally, ordinary income dividends paid by a REIT, not including capital gain dividends or dividends treated as qualified dividend income) may be eligible for the 20% deduction described in Section 199A of the Code in the case of non-corporate U.S. shareholders, provided that certain holding period and other requirements are met by us and by such shareholder. There can be no assurance as to what portion, if any, of our distributions will qualify for such deduction. Subject to any future regulatory guidance to the contrary, any distribution of income attributable to income from our investment in a master limited partnership (“MLP”) will not qualify for the 20% deduction for “qualified PTP income” that would generally be available to a non-corporate U.S. shareholder were the shareholder to own such MLP directly. As a result, it is possible that a non-corporate U.S. shareholder will be subject to a higher effective tax rate on any such distributions received from us compared to the effective rate applicable to any income the U.S. shareholder would receive if the shareholder invested directly in an MLP.
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
A U.S. Stockholder generally will recognize taxable gain or loss if such U.S. Stockholder sells or otherwise disposes of its shares of our common stock. Any gain or loss arising from such sale or taxable disposition generally will be treated as long-term capital gain or loss if the U.S. Stockholder has held his, her or its shares for more than one year. Otherwise, it would be classified as short-

term capital gain or loss. However, any capital loss arising from the sale or taxable disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a taxable disposition of shares of our common stock may be disallowed if other substantially identical shares are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. Capital losses are deductible only to the extent of capital gains (subject to an exception for individuals under which a limited amount of capital losses may be offset against ordinary income).
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

Distributions of our “investment company taxable income” and net capital gain (including deemed distributions) to Non-U.S. Stockholders, and gains realized by Non-U.S. Stockholders upon the sale of our common stock, that are effectively connected with a U.S. trade or business conducted by the Non-U.S. Stockholder, will be subject to U.S. federal income tax at the graduated rates applicable to U.S. citizens, residents and domestic corporations. In addition, if such Non-U.S. Stockholder is a foreign corporation, it may also be subject to a 30% (or lower applicable treaty rate) branch profits tax on its effectively connected earnings and profits for the taxable year, subject to adjustments, if its investment in our common stock is effectively connected with its conduct of a U.S. trade or business.
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
In addition, withholding at a rate of 30% will be required on dividends in respect of our stock held by or through certain foreign financial institutions (including investment funds), unless such institution enters into an agreement with the Secretary of the Treasury to report, on an annual basis, information with respect to interests in, and accounts maintained by, the institution to the extent such interests or accounts are held by certain U.S. persons or by certain non-U.S. entities that are wholly or partially owned by U.S. persons and to withhold on certain payments. Accordingly, the entity through which our shares are held will affect the determination of whether such withholding is required. Similarly, dividends in respect of our shares held by an investor that is a non-financial non-U.S. entity that does not qualify under certain exemptions will be subject to withholding at a rate of 30%, unless such entity either (i) certifies that such entity does not have any “substantial United States owners” or (ii) provides certain information regarding the entity’s “substantial United States owners,” which we or the applicable withholding agent will in turn provide to the IRS. An intergovernmental agreement between the United States and an applicable foreign country, or future Treasury regulations or other guidance, may modify these requirements. We will not pay any additional amounts to stockholders in respect of any amounts withheld. Non-U.S. Stockholders are encouraged to consult their tax advisors regarding the possible implications of the legislation on their investment in our shares.
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

b.
is not an investment company (other than a small business investment company wholly-owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act for certain financial companies such as banks, brokers, commercial finance companies, mortgage companies and insurance companies; and

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
Our $224.1 million of 4.75% convertible notes due 2020 are referred to as the “2020 Notes”. Our $328.5 million of 4.95% convertible notes due 2022 are referred to as the “2022 Notes”. Our $201.3 million of 6.375% convertible notes due 2025 are referred to as the “2025 Notes”, and collectively with the 2020 Notes and the 2022 Notes, are the “Convertible Notes”. Our $320.0 million of 5.875% unsecured notes due 2023 are referred to as the “2023 Notes”. Our $234.4 million of 6.25% unsecured notes due 2024 are referred to as the “2024 Notes”. Our $70.8 million of 6.25% unsecured notes due 2028 are referred to as the “2028 Notes”. Our $100.0 million of 6.375% unsecured notes due 2024 are referred to as the “6.375% 2024 Notes”. Our $69.2 million of 6.875% unsecured notes due 2029 are referred to as the “2029 Notes”, and collectively with the 2023 Notes, the 2024 Notes, the 2028 Notes, and the 6.375% 2024 Notes are the “Public Notes”. Any corporate notes issued pursuant to our medium term notes program with Incapital LLC are referred to as “Prospect Capital InterNotes®”. The Convertible Notes, Public Notes, and Prospect Capital InterNotes® are collectively referred to as the “Unsecured Notes”.
Risks Relating to Our Business
Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of disruption and instability. For example, between 2007 and 2009, the global capital markets experienced an extended period of disruption as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While the adverse effects of these conditions have abated to a degree, global financial markets experienced significant volatility following the downgrade by Standard & Poor’s on August 5, 2011 of the long-term credit rating of U.S. Treasury debt from AAA to AA+. These market conditions have historically had, and could again have, a material adverse effect on debt and equity capital markets in the United States and Europe, which could have a materially negative impact on our business, financial condition and results of operations. We and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. In such circumstances, equity capital may be difficult to raise because subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without general approval by our stockholders, which we currently have, and approval of the specific issuance by our Board of Directors. In addition, our ability to incur indebtedness or issue preferred stock is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness or issue preferred stock. The debt capital that may be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.
Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness, including the final maturity of our revolving credit facility in March 2024, and any failure to do so could have a material adverse effect on our business. The re-appearance of market conditions similar to those experienced from 2007 through 2009 for any substantial length of time or worsened market conditions, including as a result of U.S. government shutdowns or the perceived creditworthiness of the United States, could make it difficult to extend the maturity of, or refinance, our existing indebtedness, or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience. Further, if we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.
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

Uncertainty about the financial stability of the United States, the economic crisis in Europe and the Trump administration could negatively impact our business, financial condition and results of operations.
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
In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. During the period between December 2015 and December 2018, the Federal Reserve raised the federal funds rate nine times and may continue to do so in the future. To the extent the Federal Reserve continues to raise rates, and without quantitative easing by the Federal Reserve, there is a risk that the debt markets may experience increased volatility and that the liquidity of certain of our investments may be reduced. These developments, along with the corresponding potential rise in interest rates and borrowing costs, the United States government’s credit and deficit concerns and the European sovereign debt crisis, may negatively impact our ability to access the debt markets on favorable terms.
The Trump administration has called for significant changes to U.S. trade, healthcare, immigration, foreign, and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the Trump administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Some particular areas identified as subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), including the Volcker Rule and various swaps and derivatives regulations, credit risk retention requirements and the authorities of the Federal Reserve, the Financial Stability Oversight Council and the SEC. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long-term, we will not know if, overall, we will benefit from them or be negatively affected by them. Although the Federal Reserve elected not to raise the federal funds rate at its first quarter 2019 meeting, it had previously raised the federal funds rate nine times during the period between December 2015 and December 2018, and it may continue to raise the federal funds rate in the future. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net investment income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high-yield bonds, and also could increase our interest expense, thereby decreasing our net investment income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our distributions rate, which could reduce the value of our common stock.
On February 3, 2017, President Trump signed Executive Order 13772 announcing the administration’s policy to regulate the U.S. financial system in a manner consistent with certain “Core Principles,” including regulation that is efficient, effective and appropriately tailored. The Executive Order directed the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, to report to the President on the extent to which existing laws, regulations and other government policies promote the Core Principles and to identify any laws, regulations or other government policies that inhibit federal regulation of the U.S. financial system. On June 12, 2017, the U.S. Department of the Treasury published the first of several reports in response to the Executive Order on the depository system covering banks and other savings institutions. On October 6, 2017, the Treasury released a second report outlining ways to streamline and reform the U.S. regulatory system for capital markets, followed by a third report, on October 26, 2017, examining the current regulatory framework for the asset management and insurance industries. The Treasury released a fourth report on July 31, 2018 describing recommendations relating to non-bank financial institutions. Subsequent reports are expected to address retail and institutional investment products and vehicles.
On June 8, 2017, the U. S. House of Representatives passed the Financial Choice Act, which includes legislation intended to repeal or replace substantial portions of the Dodd-Frank Act. Among other things, the proposed law would repeal the Volcker Rule limiting certain proprietary investment and trading activities by banks, eliminate the authority of regulators to designate asset managers and other large non-bank institutions as “systemically important financial institutions” or “SIFIs,” and repeal the U.S. Department of Labor (“DOL”) “fiduciary rule” governing standards for dealing with retirement plans until the SEC issues standards for similar dealings by broker-dealers and limiting the substance of any subsequent DOL rule to the SEC standards. The bill was referred to the Senate, where it is unlikely to pass as proposed. On November 16, 2017, a bipartisan group of U.S. Senators, led by Senate Banking Committee Chairman, introduced the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Senate Regulatory Relief Bill”). The Senate Regulatory Relief Bill would revise various post-crisis regulatory requirements and provide targeted regulatory relief to certain financial institutions. Among the most significant of its proposed amendments to the Dodd-Frank Act are a substantial increase in the $50 billion asset threshold for automatic regulation of bank holding companies as SIFIs, an exemption from the Volcker Rule for insured depository institutions with less than $10 billion in consolidated assets and lower levels of trading assets and liabilities, as well as amendments to the liquidity leverage ratio and supplementary leverage ratio requirements. On December 5, 2017, the Senate Banking Committee approved the Senate Regulatory Relief Bill. If the legislation is adopted in the Senate, it remains unclear whether and how it would be reconciled with its House-passed counterpart, the Financial Choice Act, which is substantially different in scope and substance, and ultimately approved by both chambers of Congress. At this time it is not possible to determine whether any such particular proposal will become law or its potential impact on us.
On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of “systemically important financial institutions” or “SIFIs” subject to enhanced prudential standards set by the Federal Reserve, staggering application of this change based on the size and risk of the covered bank holding company. On May 30, 2018, the Federal Reserve voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks. On July 17, 2018, the House of Representatives passed the JOBS and Investor Confidence Act, which includes 32 pieces of legislation intended to help small businesses, entrepreneurs and investors by reforming capital markets. The proposed legislation includes provisions to expand the definition of “accredited investors,”

extend on-ramp exemptions for emerging growth companies (EGCs) and ease securities regulations on initial public offerings. The legislation was forwarded to the Senate for consideration, where no further action was taken, although it may be reintroduced in the future. At this time it is not possible to determine the potential impact of these new laws and proposals on us.
Regulations adopted by prudential regulators have begun to require that certain qualified financial contracts entered into with certain counterparties that are part of a U.S. or foreign banking organization designated as a global-systemically important banking organization include contractual provisions that delay or restrict the rights of counterparties, such as the portfolio, to exercise certain close-out, cross-default and similar rights under certain conditions. Qualified financial contracts include agreements relating to swaps, foreign currency forward contracts and other derivatives. Qualified financial contracts are subject to a stay for a specified time period during which counterparties, such as the portfolio, will be prevented from closing out a qualified financial contract if the counterparty is subject to resolution proceedings and prohibit the portfolio from exercising default rights due to a receivership or similar proceeding of an affiliate of the counterparty. Implementation of these requirements may increase credit and other risks to the portfolio.
Legislative or other actions relating to taxes could have a negative effect on us.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the U.S. Internal Revenue Service, or the “IRS,” and the U.S. Treasury Department. On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which significantly changed the Code, including by, among other changes, instituting a reduction in the corporate income tax rate, changing the tax rates applicable to non-corporate taxpayers, creating a new limitation on the deductibility of interest expense and other deductions, and making significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Cuts and Jobs Act also authorizes the IRS to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax Cuts and Jobs Act, or regulations or other guidance issued under it, might affect us, our business, the business of our portfolio companies, or an investment in our securities. In addition, other legislation, U.S. Treasury regulations, administrative interpretations or court decisions, with or without retroactive application, could affect the U.S. federal income tax consequences to our investors and us or could have other adverse consequences. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.
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
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. In addition, in April 2018, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate, or the SOFR. At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement tool, and the future of LIBOR is still uncertain. As such, the potential effect of the phase-out or replacement of LIBOR on our cost of capital and net investment income cannot yet be determined.
Actions by the BBA, the United Kingdom Financial Conduct Authority or other regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.
Volatility in the global financial markets resulting from relapse of the Eurozone crisis, geopolitical developments in Eastern Europe, turbulence in the Chinese stock markets and global commodity markets, the United Kingdom’s vote to leave the European Union or otherwise could have a material adverse effect on our business, financial condition and results of operations.
Volatility in the global financial markets could have an adverse effect on the economic recovery in the United States and could result from a number of causes, including a relapse in the Eurozone crisis, geopolitical developments in Eastern Europe, turbulence in the Chinese stock markets and global commodity markets or otherwise. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. While the financial stability of many of such countries has improved significantly, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence of and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available or, if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.
In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In addition, in August 2015, Chinese authorities sharply devalued China’s currency. Since then, the Chinese capital markets have continued to experience periods of instability. The current political climate has also intensified concerns about a potential trade war between the United States and China in connection with each country’s recent or proposed tariffs on the other country’s products. These market and economic disruptions and the potential trade war with China have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations.
As a consequence of the United Kingdom’s vote to withdraw from the European Union (the “EU”), the government of the United Kingdom gave notice of its withdrawal from the EU (“Brexit”). The United Kingdom and EU announced in March 2018 an agreement in principle to transitional provisions under which EU law would remain in force in the United Kingdom until the end of December 2020, but this remains subject to the successful conclusion of an agreement between the United Kingdom and the EU. In the absence of such an agreement there would be no transitional provisions and the United Kingdom would exit the EU and the relationship between the United Kingdom and the EU would be based on the World Trade Organization rules. On March

21, 2019, the United Kingdom came to an agreement with the EU to delay its withdrawal and has since come to further agreements to delay the withdrawal. The process for the United Kingdom to exit the EU, and the longer term economic, legal, political, regulatory and social framework to be put in place between the United Kingdom and the EU remain unclear and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. The mid-to-long-term uncertainty may have a negative effect on the performance of any investments located or with operations in the United Kingdom or Europe. During this period of uncertainty, the negative impact on not only the United Kingdom and European economies, but the broader global economy, could be significant, potentially resulting in increased market and currency volatility (including volatility of the value of the British pound sterling relative to the United States dollar and other currencies and volatility in global currency markets generally), and illiquidity and lower economic growth for companies that rely significantly on Europe for their business activities and revenues. It is possible that certain economic activity will be curtailed until some signs of clarity begin to emerge, including negotiations around the terms for United Kingdom’s exit out of the EU. Additional risks associated with the outcome of Brexit include macroeconomic risk to the United Kingdom and European economies, impetus for further disintegration of the EU and related political stresses (including those related to sentiment against cross border capital movements and activities of investors like us), prejudice to financial services business that are conducting business in the EU and which are based in the United Kingdom, legal uncertainty regarding achievement of compliance with applicable financial and commercial laws and regulations in view of the expected steps to be taken pursuant to or in contemplation of Article 50 of the Treaty on EU and negotiations undertaken under Article 218 of the Treaty on the Functioning of the EU, and the unavailability of timely information as to expected legal, tax and other regimes. Any further exits from the EU, or the possibility of such exits, would likely cause additional market disruption globally and introduce new legal and regulatory uncertainties. We will continue to monitor the potential impact of Brexit on our results of operations and financial condition.
The occurrence of events similar to those in recent years, such as the aftermath of the war in Iraq, instability in Afghanistan, Pakistan, Egypt, Libya, Syria, Russia, Ukraine and the Middle East, ongoing epidemics of infectious diseases in certain parts of the world, terrorist attacks in the U.S. and around the world, social and political discord, debt crises (such as the Greek crisis), sovereign debt downgrades, continued tensions between North Korea and the U.S. and the international community generally, new and continued political unrest in various countries, such as Venezuela, the exit or potential exit of one or more countries from the EU or the Economic and Monetary Union, the change in the U.S. president and the new administration, among others, may result in market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the U.S. and worldwide.
The occurrence of any of these above events could have a significant adverse impact on the value and risk profile of our portfolio. We do not know how long the securities markets may be affected by similar events and cannot predict the effects of similar events in the future on the U.S. economy and securities markets. Non-investment grade and equity securities tend to be more volatile than investment-grade fixed income securities; therefore, these events and other market disruptions may have a greater impact on the prices and volatility of non-investment grade and equity securities than on investment-grade fixed income securities. There can be no assurances that similar events and other market disruptions will not have other material and adverse implications.
Economic sanction laws in the United States and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.
Economic sanction laws in the United States and other jurisdictions may prohibit us or our affiliates from transacting with certain countries, individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which prohibit, among other things, transactions with, and the provision of services to, certain non-U.S. countries, territories, entities and individuals. These types of sanctions may significantly restrict or completely prohibit investment activities in certain jurisdictions, and if we, our portfolio companies or other issuers in which we invest were to violate any such laws or regulations, we may face significant legal and monetary penalties.
The U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict our activities, our portfolio companies and other issuers of our investments. If an issuer or we were to violate any such laws or regulations, such issuer or we may face significant legal and monetary penalties. The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that an issuer or us becomes the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that private investment firms and the funds that they manage may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio companies. As such, a violation of the FCPA or other applicable regulations by us or an issuer of our portfolio investments could have a material adverse effect on us. We are committed to complying with the FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which we are subject. As a result, we may be adversely affected because of our unwillingness to enter into transactions that violate any such laws or regulations.

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
A portion of the debt investments we make bears interest at fixed rates and other debt investments bear interest at variable rates with floors and the value of these investments could be negatively affected by increases in market interest rates. In addition, as the interest rate on our revolving credit facility is at a variable rate based on an index, an increase in interest rates would make it more expensive to use debt to finance our investments. As a result, an increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which could reduce our net investment income or net increase in net assets resulting from operations. A portion of our floating rate investments may include features such as LIBOR floors. To the extent we invest in credit instruments with LIBOR floors, we may lose some of the benefits of incurring leverage. Specifically, if we issue preferred stock or debt (or otherwise borrow money), our costs of leverage will increase as rates increase. However, we may not benefit from the higher coupon payments resulting from increased interest rates if our investments in LIBOR floors and rates do not rise to levels above the LIBOR floors. In this situation, we will experience increased financing costs without the benefit of receiving higher income. This, in turn, may result in the potential for a decrease in the level of income available for dividends or other distributions made by us.
We need to raise additional capital to grow because we must distribute most of our income.
We need additional capital to fund growth in our investments. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders to maintain our status as a RIC for U.S. federal income tax purposes. As a result, such earnings are not available to fund investment originations. We have sought additional capital by borrowing from financial institutions and may issue debt securities or additional equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, we could be limited in our ability to grow, which may have an adverse effect on the value of our common stock. In addition, as a BDC, we generally may not borrow money or issue debt securities or issue preferred stock unless immediately thereafter our ratio of total assets to total borrowings and other senior securities is at least 200%. This may restrict our ability to obtain additional leverage in certain circumstances.
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
Our most recent NAV was calculated on June 30, 2019 and our NAV when calculated effective September 30, 2019 and thereafter may be higher or lower.
Our NAV per share is $9.01 as of June 30, 2019. NAV per share as of September 30, 2019 may be higher or lower than $9.01 based on potential changes in valuations, issuances of securities, repurchases of securities, dividends paid and earnings for the quarter then ended. Our Board of Directors has not yet determined the fair value of portfolio investments at any date subsequent to June 30, 2019. Our Board of Directors determines the fair value of our portfolio investments on a quarterly basis in connection with the preparation of quarterly financial statements and based on input from independent valuation firms, the Investment Adviser, the Administrator and the Audit Committee of our Board of Directors.
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
The Investment Adviser and the Administrator have the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our business, financial condition and results of operations.
The Investment Adviser and the Administrator have the right, under the Investment Advisory Agreement and the Administration Agreement, respectively, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Investment Adviser or the Administrator resigns, we may not be able to find a replacement or hire internal management or administration with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities or our internal administration activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Investment Adviser and its affiliates or the Administrator and its affiliates. Even if we are able to retain comparable management or administration, whether internal or external, the integration of such management or administration and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition and results of operations.
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
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors and lenders to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
We may experience cyber-security incidents and are subject to cyber-security risks. The failure in cyber-security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.
Our business operations rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking” or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.
The occurrence of a disaster, such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.
Cyber-security failures or breaches by the Investment Adviser, any future sub-adviser(s), the Administrator and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate our net asset value, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. We and our Investment Adviser’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. While we have established a business continuity plan in the event of, and risk management systems to prevent, such cyber-attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, we cannot control the cyber-security plans and systems put in place by our service providers and issuers in which we invest. We and our stockholders could be negatively impacted as a result. In addition, cyber-security has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.
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
If we fail to qualify as a RIC for any reason or become subject to corporate income tax, the resulting corporate taxes would substantially reduce our net assets, the amount of income available for distribution, and the actual amount of our distributions. Such a failure could have a materially adverse effect on us and our stockholders. For additional information regarding asset coverage ratio and RIC requirements, see “Business—Material U.S. Federal Income Tax Considerations” and “Business— Regulation as a Business Development Company.”
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
Since in some cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty distributing at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, as required to maintain RIC tax treatment. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC treatment and thus become subject to corporate-level income tax. See “Business—Material U.S. Federal Income Tax Considerations” and “Business—Regulation as a Business Development Company.”
Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise, additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.
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

As a BDC regulated under provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below the current net asset value per share without stockholder approval. If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of our common stock in certain circumstances, including if (i)(1) the holders of a majority of our shares (or, if less, at least 67% of a quorum consisting of a majority of our shares) and a similar majority of the holders of our shares who are not affiliated persons of us approve the sale of our common stock at a price that is less than the current net asset value, and (2) a majority of our Directors who have no financial interest in the transaction and a majority of our independent Directors (a) determine that such sale is in our and our stockholders’ best interests and (b) in consultation with any underwriter or underwriters of the offering, make a good faith determination as of a time either immediately prior to the first solicitation by us or on our behalf of firm commitments to purchase such shares, or immediately prior to the issuance of such shares, that the price at which such shares are to be sold is not less than a price which closely approximates the market value of such shares, less any distributing commission or discount or (ii) a majority of the number of the beneficial holders of our common stock entitled to vote at our annual meeting, without regard to whether a majority of such shares are voted in favor of the proposal, approve the sale of our common stock at a price that is less than the current net asset value per share.
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

Interests we hold in the SPE, if any, will be subordinated to the other interests issued by the SPE. As such, we will only receive cash distributions on such interests if the SPE has made all cash interest and other required payments on all other interests it has issued. In addition, our subordinated interests will likely be unsecured and rank behind all of the secured creditors, known or unknown, of the SPE, including the holders of the senior interests it has issued. Consequently, to the extent that the value of the SPE’s portfolio of assets has been reduced as a result of conditions in the credit markets, or as a result of defaults, the value of the subordinated interests we retain would be reduced. Securitization imposes on us the same risks as borrowing except that our risk in a securitization is limited to the amount of subordinated interests we retain, whereas in a borrowing or debt issuance by us directly we would be at risk for the entire amount of the borrowing or debt issuance.
If the SPE is not consolidated with us, our only interest will be the value of our retained subordinated interest and the income allocated to us, which may be more or less than the cash we receive from the SPE, and none of the SPE’s liabilities will be reflected as our liabilities. If the assets of the SPE are not consolidated with our assets and liabilities, then our interest in the SPE may be deemed not to be a qualifying asset for purposes of determining whether 70% of our assets are qualifying assets and the leverage incurred by such SPE may or may not be treated as borrowings by us for purposes of the requirement that we not issue senior securities in an amount in excess of our net assets.
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
We seek to generate both current income and capital appreciation. However, the securities we invest in may not appreciate and, in fact, may decline in value, and the issuers of debt securities we invest in may default on interest and/or principal payments. Accordingly, we may not be able to realize gains from our investments, and any gains that we do realize may not be sufficient to offset any losses we experience. See “Business—Our Investment Objective and Policies.”
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
In addition, decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets experienced during a financial crisis will result in significant net unrealized depreciation in our portfolio. The effect of all of these factors increases the net unrealized depreciation in our portfolio and reduces our NAV. Depending on market conditions, we could incur substantial realized losses which could have a material adverse impact on our business, financial condition and results of operations. We have no policy regarding holding a minimum level of liquid assets. As such, a high percentage of our portfolio generally is not liquid at any given point in time. See “The lack of liquidity in our investments may adversely affect our business.”
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
Some of our portfolio companies have relatively short or no operating histories. These companies are and will be subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective, and the value of our investment in them may decline substantially or fall to zero. In addition, investment in the middle-market companies that we are targeting involves a number of other significant risks, including:

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
In addition, our executive officers, directors and the Investment Adviser could, in the ordinary course of business, be named as defendants in litigation arising from proposed investments or from our investments in the portfolio companies and may, as a result, incur significant costs and expenses in connection with such litigation.
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
Until we identify new investment opportunities, we intend to either invest the net proceeds of future offerings and repayments from investments in interest-bearing deposits or other short-term instruments or use the net proceeds from such offerings to reduce then-outstanding obligations under our revolving credit facility. We cannot assure you that we will be able to find enough appropriate investments that meet our investment criteria or that any investment we complete using the proceeds from an offering or repayments will produce a sufficient return.
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
We may employ hedging techniques to minimize certain investment risks, such as fluctuations in interest and currency exchange rates, but we can offer no assurance that such strategies will be effective. If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Furthermore, our ability to engage in hedging transactions may also be adversely affected by rules adopted by the U.S. Commodity Futures Trading Commission, or the “CFTC”. The Dodd-Frank Act has made broad changes to the OTC derivatives market, granted significant new authority to the CFTC and the SEC to regulate OTC derivatives (swaps and security-based swaps) and participants in these markets. The Dodd-Frank Act is intended to regulate the OTC derivatives market by requiring many derivative transactions to be cleared and traded on an exchange, expanding entity registration requirements, imposing business conduct requirements on dealers and requiring banks to move some derivatives trading units to a non-guaranteed affiliate separate from the deposit-taking bank or divest them altogether. The CFTC has implemented mandatory clearing and exchange-trading of certain OTC derivatives contracts including many standardized interest rate swaps and credit default index swaps. The CFTC continues to approve contracts for central clearing. Exchange-trading and central clearing are expected to reduce counterparty credit risk by substituting the clearinghouse as the counterparty to a swap and increase liquidity, but exchange-trading and central clearing do not make swap transactions risk-free. Uncleared swaps, such as non-deliverable foreign currency forwards, are subject to certain margin requirements that mandate the posting and collection of minimum margin amounts. This requirement may result in the portfolio and its counterparties posting higher margin amounts for uncleared swaps than would otherwise be the case. Certain rules require centralized reporting of detailed information about many types of cleared and uncleared swaps. Reporting of swap data may result in greater market transparency, but may subject a portfolio to additional administrative burdens, and the safeguards established to protect trader anonymity may not function as expected. Future CFTC or SEC rulemakings to implement the Dodd-Frank Act requirements could potentially limit or completely restrict our ability to use these instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. Limits or restrictions applicable to the counterparties with which we engage in derivative transactions could also prevent us from using these instruments or affect the pricing or other factors relating to these instruments, or may change availability of certain investments. The SEC has also indicated that it may adopt new policies on the use of derivatives by registered investment companies. Such policies could affect the nature and extent of our use of derivatives.
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
The application of the risk retention rules under Section 941 of the Dodd-Frank Act to CLOs may have broader effects on the CLO and loan markets in general, potentially resulting in fewer or less desirable investment opportunities for us.
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
Changes in credit spreads may adversely affect our profitability and result in realized and unrealized depreciation on our investments.
The performance of our CLO equity investments will depend, in a large part, upon the spread between the rate at which the CLO borrows funds and the rate at which it lends these funds. Any reduction of the spread between the rate at which the CLO invests and the rate at which it borrows may adversely affect the CLO equity investor’s profitability. Additionally, changes in credit spreads could lead to refinancing (paying off the existing senior secured loan with the proceeds from a new loan) or repricing (reducing the interest rate on an existing senior secured loan) of the senior secured loans that make up a CLO’s portfolio, which would result in a decline in the yield to the CLO’s equity investors and a corresponding loss on investment.
Because CLO equity investors are paid the residual income after the CLO debt tranches receive contractual interest payments, a reduction in the weighted average spread of the senior secured loans underlying a CLO will reduce the income flowing to CLO equity investors. As a result, CLO investors will experience realized and unrealized depreciation in periods of prolonged spread compression. If these conditions continue, the CLO investors, such as us, may lose some or all of their investment.
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
In addition, our ability to analyze the risk-return profile of consumer loans is significantly dependent on the marketplace facilitators’ ability to effectively evaluate a borrower’s credit profile and likelihood of default. The platforms from which we purchase such loans utilize credit decisioning and scoring models that assign each such loan offered a corresponding interest rate and origination fee. Our returns are a function of the assigned interest rate for each such particular loan purchased less any defaults over the term of the applicable loan. We evaluate the credit decisioning and scoring models implemented by each platform on a regular basis and leverage the additional data on loan history experience, borrower behavior, economic factors and prepayment trends that we accumulate to continually improve our own decisioning model. If we are unable to effectively evaluate borrowers’ credit profiles or the credit decisioning and scoring models implemented by each platform, we may incur unanticipated losses which could adversely impact our operating results. Further, if the interest rates for consumer loans available through marketplace lending platforms are set too high or too low, it may adversely impact our ability to receive returns on our investment that are commensurate with the risks we incur in purchasing the loans.

With respect to our online consumer lending initiative, we rely on the marketplace lending facilitators to service loans including pursuing collections against borrowers. Personal loans facilitated through the marketplace lending facilitators are not secured by any collateral, are not guaranteed or insured by any third-party and are not backed by any governmental authority in any way. Marketplace lending facilitators are therefore limited in their ability to collect on the loans if a borrower is unwilling or unable to repay. A borrower’s ability to repay can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card and other loans, including student loans and home equity lines of credit. These changes can result from increases in base lending rates or structured increases in payment obligations and could reduce the ability of the borrowers to meet their payment obligations to other lenders and under the loans purchased by us. If a borrower defaults on a loan, the marketplace lending facilitators may outsource subsequent servicing efforts to third-party collection agencies, which may be unsuccessful in their efforts to collect the amount of the loan. Marketplace lending facilitators make payments ratably on an investor’s investment only if they receive the borrower’s payments on the corresponding loan. If they do not receive payments on the corresponding loan related to an investment, we are not entitled to any payments under the terms of the investment.
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
Credit and other information that is received about a borrower may be inaccurate or may not accurately reflect the borrower’s creditworthiness, which may cause the loans to be inaccurately priced and affect the value of our portfolio.
The marketplace lending facilitators obtain borrower credit information from consumer reporting agencies, such as TransUnion, Experian or Equifax, and assign loan grades to loan requests based on credit decisioning and scoring models that take into account reported credit scores and the requested loan amount, in addition to a variety of other factors. A credit score or loan grade assigned to a borrower may not reflect that borrower’s actual creditworthiness because the credit score may be based on incomplete or inaccurate consumer reporting data, and typically, the marketplace lending facilitators do not verify the information obtained from the borrower’s credit report. Additionally, there is a risk that, following the date of the credit report that the models are based on, a borrower may have:

•	become delinquent in the payment of an outstanding obligation;

•	defaulted on a pre-existing debt obligation;

•	taken on additional debt; or

•	sustained other adverse financial events.
Borrowers supply a variety of information to the marketplace lending facilitators based on which the facilitators price the loans. In a number of cases, marketplace lending facilitators do not verify all of this information, and it may be inaccurate or incomplete. For example, marketplace lending facilitators do not always verify a borrower’s stated tenure, job title, home ownership status or intention for the use of loan proceeds. Moreover, we do not, and will not, have access to financial statements of borrowers or to other detailed financial information about the borrowers. If we invest in loans through the marketplace provided by the marketplace lending facilitators based on information supplied by borrowers or third parties that is inaccurate, misleading or incomplete, we may not receive expected returns on our investments and this could have a material adverse impact on our business, financial condition, results of operations and prospects and our reputation may be harmed.
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
NPRC invests in commercial multi-family residential and student-housing real estate. A number of factors may prevent each of NPRC’s properties and assets from generating sufficient net cash flow or may adversely affect their value, or both, resulting in less cash available for distribution, or a loss, to us. These factors include, but are not limited to:

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

•
OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID and PIK income may also create uncertainty about the source of our cash distributions.

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

Illustration.    The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of interest expense. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $5.8 billion in total assets, (ii) an average cost of funds of 5.41%, (iii) $2.4 billion in debt outstanding and (iv) $3.4 billion of shareholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10.0)%	(5.0)%	—%	5.0%	10.0%
Corresponding Return to Stockholder	(20.9)%	(12.3)%	(3.8)%	4.7%	13.2%
The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of June 30, 2019. As a result, it has not been updated to take into account any changes in assets or leverage since June 30, 2019.
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

As of June 30, 2019, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in our credit facility. Failure to comply with these covenants would result in a default under this facility which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments under the facility and thereby have a material adverse impact on our business, financial condition and results of operations.
Failure to extend our existing credit facility, the revolving period of which is currently scheduled to expire on March 27, 2022, could have a material adverse effect on our results of operations and financial position and our ability to pay expenses and make distributions.
The revolving period for our credit facility with a syndicate of lenders is currently scheduled to terminate on March 27, 2022, with an additional two year amortization period (with distributions allowed) after the completion of the revolving period. During such two year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two year amortization period, the remaining balance will become due, if required by the lenders. If the credit facility is not renewed or extended by the participant banks by March 27, 2022, we will not be able to make further borrowings under the facility after such date and the outstanding principal balance on that date will be due and payable on March 27, 2024. As of June 30, 2019, we had $167,000 of outstanding borrowings under our credit facility. Interest on borrowings under the credit facility is one-month LIBOR plus 220 basis points with a minimum LIBOR floor of zero. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 50 basis points if more than 60% of the credit facility is drawn, or 100 basis points if more than 35% and an amount less than or equal to 60% of the credit facility is drawn, or 150 basis points if an amount less than or equal to 35% of the credit facility is drawn.
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
The Unsecured Notes mature at various dates from January 15, 2020 to October 15, 2043. If we are unable to refinance the Unsecured Notes or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding at maturity under the facility during the two-year term-out period through one or more of the following: (1) borrowing additional funds under our then current credit facility, (2) issuance of additional common stock or (3) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position. In addition, our stock price could decline significantly; we would be restricted in our ability to acquire new investments and, in connection with our year-end audit, our independent registered accounting firm could raise an issue as to our ability to continue as a going concern.
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
Shares of closed-end investment companies frequently trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to predict whether any shares of our common stock will trade at, above, or below net asset value. The stocks of BDCs as an industry, including shares of our common stock, currently trade below net asset value as a result of concerns over liquidity, interest rate changes, leverage restrictions and distribution requirements. When our common stock is trading below its net asset value per share, we will not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. At our 2016 annual meeting of stockholders held on December 2, 2016, our stockholders approved our ability, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering, to sell shares of our common stock at any level of discount from net asset value per share during the 12-month period following December 2, 2016. Similar to our 2017 and 2018 annual meetings, we do not intend to seek stockholder approval at our 2019 annual meeting to continue for an additional 12-month period our ability to sell shares of common stock at any level of discount from net asset value per share, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering, but may seek stockholder approval to do so in the future.
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
At our 2016 annual meeting of stockholders held on December 2, 2016, our stockholders approved our ability, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering, to sell shares of our common stock at any level of discount from net asset value per share during the 12-month period following December 2, 2016. Similar to our 2017 and 2018 annual meetings, we do not intend to seek stockholder approval at our 2019 annual meeting to continue for an additional 12-month period our ability to sell shares of common stock at any level of discount from net asset value per share, subject to the condition that the maximum number of shares salable below net asset value pursuant to this authority in any particular offering that could result in such dilution is limited to 25% of our then outstanding common stock immediately prior to each such offering, but may seek stockholder approval to do so in the future. The issuance or sale by us of shares of our common stock or securities to subscribe for or are convertible into shares of our common stock at a discount to net asset value poses a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares of common stock at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares of common stock if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuance or sale. In addition, such sales may adversely affect the price at which our common stock trades. We have sold shares of our common stock at prices below net asset value per share in the past and may do so to the future. We have not sold any shares of our common stock at prices below net asset value per share since December 3, 2014.

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
On February 10, 2014, we received an exemptive order from the SEC (the “Order”) that gave us the ability to negotiate terms other than price and quantity of co-investment transactions with other funds managed by the Investment Adviser or certain affiliates, including Priority Income Fund, Inc. and TP Flexible Income Fund, Inc. (f/k/a Pathway Capital Opportunity Fund, Inc.), subject to the conditions included therein. Under the terms of the relief permitting us to co-invest with other funds managed by our Investment Adviser or its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. In certain situations where co-investment with one or more funds managed by the Investment Adviser or its affiliates is not covered by the Order, such as when there is an opportunity to invest in different securities of the same issuer, the personnel of the Investment Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. Moreover, except in certain circumstances, when relying on the Order, we will be unable to invest in any issuer in which one or more funds managed by the Investment Adviser or its affiliates has previously invested.
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
In the event we issue subscription rights, stockholders who do not fully exercise their subscription rights should expect that they will, at the completion of a rights offering pursuant to the applicable prospectus, own a smaller proportional interest in us than would otherwise be the case if they fully exercised their rights. We cannot state precisely the amount of any such dilution in share ownership because we do not know at this time what proportion of the shares will be purchased as a result of such rights offering.
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

Item 3. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of June 30, 2019.
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
As of August 26, 2019, there were 148 shareholders of record of our common stock. This figure does not include a substantially greater number of beneficial holders of our common stock, whose shares are held in the names of brokers, dealers and clearing agencies.
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
We did not have an excise tax liability for the calendar year ended December 31, 2018. As of June 30, 2019, we do not expect to have any excise tax due for the 2019 calendar year. Tax characteristics of all distributions will be reported to stockholders, as appropriate, on Form 1099-DIV after the end of the calendar year.
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

During the years ended June 30, 2019 and June 30, 2018, we distributed approximately $263.6 million and $277.2 million, respectively, to our stockholders. The following table summarizes our distributions declared and payable for the years ended June 30, 2018 and June 30, 2019.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/9/2017	7/31/2017	8/24/2017	$0.083330	$30,011
5/9/2017	8/31/2017	9/21/2017	0.083330	30,017
8/28/2017	9/29/2017	10/19/2017	0.060000	21,619
8/28/2017	10/31/2017	11/22/2017	0.060000	21,623
11/8/2017	11/30/2017	12/21/2017	0.060000	21,630
11/8/2017	12/29/2017	1/18/2018	0.060000	21,659
11/8/2017	1/31/2018	2/15/2018	0.060000	21,691
2/7/2018	2/28/2018	3/22/2018	0.060000	21,724
2/7/2018	3/30/2018	4/19/2018	0.060000	21,759
2/7/2018	4/30/2018	5/24/2018	0.060000	21,797
5/9/2018	5/31/2018	6/21/2018	0.060000	21,829
5/9/2018	6/29/2018	7/19/2018	0.060000	21,865
Total declared and payable for the year ended June 30, 2018				$277,224

5/9/2018	7/31/2018	8/23/2018	$0.060000	$21,881
5/9/2018	8/31/2018	9/20/2018	0.060000	21,898
8/28/2018	9/28/2018	10/18/2018	0.060000	21,914
8/28/2018	10/31/2018	11/21/2018	0.060000	21,930
11/6/2018	11/30/2018	12/20/2018	0.060000	21,945
11/6/2018	1/2/2019	1/24/2019	0.060000	21,963
11/6/2018	1/31/2019	2/21/2019	0.060000	22,003
2/6/2019	2/28/2018	3/21/2019	0.060000	22,008
2/6/2019	3/29/2019	4/18/2019	0.060000	22,013
2/6/2019	4/30/2019	5/23/2019	0.060000	22,018
5/8/2019	5/31/2019	6/20/2019	0.060000	22,023
5/8/2019	6/28/2019	7/18/2019	0.060000	22,028
Total declared and payable for the year ended June 30, 2019				$263,624
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during the years ended June 30, 2019 and June 30, 2018. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to June 30, 2019:

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
During the years ended June 30, 2019 and June 30, 2018, we distributed 2,721,087 and 4,333,005 shares of our common stock, respectively, in connection with the dividend reinvestment plan. All of the shares distributed were new issues. The following table summarizes the shares issued through the reinvestment of dividends in the years ended June 30, 2018 and June 30, 2019.

Record Date	Payment Date	Shares Issued	Value of Shares (in thousands)	% of Distribution
6/30/2017	7/20/2017	66,881	$546	1.8%
7/31/2017	8/24/2017	77,948	570	1.9%
8/31/2017	9/21/2017	88,660	597	2.0%
9/29/2017	10/19/2017	83,913	529	2.5%
10/31/2017	11/22/2017	98,276	679	3.1%
11/30/2017	12/21/2017	488,141	3,397	15.7%
12/29/2017	1/18/2018	546,596	3,722	17.2%
1/31/2018	2/15/2018	540,758	3,742	17.3%
2/28/2018	3/22/2018	589,256	3,836	17.7%
3/30/2018	4/19/2018	608,202	3,947	18.1%
4/28/2018	5/24/2018	572,125	3,925	18.0%
5/31/2018	6/21/2018	572,249	3,966	18.2%
Total issued in the year ended June 30, 2018		4,333,005	$29,456

6/29/2018	7/19/2018	282,592	$1,949	8.9%
7/31/2018	8/23/2018	270,136	1,901	8.7%
8/31/2018	9/20/2018	262,473	1,945	8.9%
9/28/2018	10/18/2018	255,850	1,804	8.2%
10/31/2018	11/21/2018	263,350	1,783	8.1%
11/30/2018	12/20/2018	311,627	1,871	8.5%
1/2/2019	1/24/2019	654,382	4,306	19.6%
1/31/2019	2/21/2019	83,675	561	2.6%
2/28/2019	3/21/2019	90,951	602	2.7%
3/29/2019	4/18/2019	82,697	553	2.5%
4/30/2019	5/23/2019	81,323	555	2.5%
5/31/2019	6/20/2019	82,031	535	2.4%
Total issued in the year ended June 30, 2019		2,721,087	$18,365
Registered stockholders who opt out of the dividend reinvestment plan must notify the plan administrator prior to the payment date in order for that distribution to be paid in cash. As such, the table above includes distributions with payment dates during the years ended June 30, 2019 and June 30, 2018. It does not include distributions previously declared and recorded as payable to stockholders on any future dates, as those amounts are not yet determinable.
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
We did not repurchase any shares of our common stock under the Repurchase Program for the years ended June 30, 2019, June 30, 2018 and June 30, 2017.
As of June 30, 2019, the approximate dollar value of shares that may yet be purchased under the plan is $65,860.
During the year ended June 30, 2019, Prospect officers purchased 3,738,621 shares of our stock, or 1.02% of total outstanding shares as of June 30, 2019, both through the open market transactions and shares issued in connection with our dividend reinvestment plan.
The following table summarizes the shares purchased by Prospect officers during the year ended June 30, 2019.

Period	Total Number of Shares Purchased in Open Market	Average price paid per share	Total Number of Shares Purchased Through Dividend Reinvestment Plan
July 1, 2018 - July 31, 2018	—	$—	6,448
August 1, 2018 - August 31, 2018	—	—	6,365
September 1, 2018 - September 30, 2018	—	—	6,083
October 1, 2018 - October 31, 2018	—	—	6,452
November 1, 2018 - November 30, 2018	2,500	7.00	6,777
December 31, 2018 - December 31, 2018	2,261,499	5.90	7,654
January 1, 2019 - January 31, 2019	—	—	344,449
February 1, 2019 - February 28, 2019	103,300	6.39	7,047
March 1, 2019 - March 31, 2019	—	—	7,224
April 1, 2019 - April 30, 2019	—	—	7,177
May 1, 2019 - May 30, 2019	—	—	7,123
June 1, 2019 - June 30, 2019	951,086	6.35	7,437
Total	3,318,385		420,236

Stock Performance Graph
The following graph compares a shareholder’s cumulative total return for the last five fiscal years as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500 Index; (iii) the stocks included in the S&P 500 Financials Sector Index; and (iv) a customized BDC Peer Group composed of Apollo Investment Corporation, Ares Capital Corporation, BlackRock Capital Investment Corporation, Gladstone Capital Corporation, and MVC Capital, Inc. The graph is based on historical stock prices and measures total shareholder return, which takes into account both changes in stock price and dividends. The total return assumes that dividends were reinvested daily and is based on a $100 investment on June 30, 2014.
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

	Year Ended June 30,
	2019	2018	2017	2016	2015
Summary of Operations
Total investment income	$703,767	$657,845	$701,046	$791,973	$791,084
Total operating expenses	390,908	370,995	394,964	420,845	428,337
Net investment income	312,859	286,850	306,082	371,128	362,747
Net Realized and Change in Unrealized Gains (Losses) from Investments	(159,885)	20,607	(46,165)	(267,990)	(12,458)
Net realized (losses) gains on extinguishment of debt	(8,487)	(7,594)	(7,011)	224	(3,950)
Net increase in net assets resulting from operations	144,487	299,863	252,906	103,362	346,339
Per Share Data
Net investment income(1)	$0.85	$0.79	$0.85	$1.04	$1.03
Net increase in net assets resulting from operations(1)	0.39	0.83	0.70	0.29	0.98
Dividends to shareholders	(0.72)	(0.77)	(1.00)	(1.00)	(1.19)
Net asset value at end of year	9.01	9.35	9.32	9.62	10.31
Balance Sheet Data
Total assets(4)	$5,800,063	$5,838,820	$6,172,789	$6,236,181	$6,753,914
Total debt outstanding(4)	2,382,895	2,311,809	2,642,195	2,666,939	2,939,596
Net assets	3,306,275	3,407,047	3,354,952	3,435,917	3,703,049
Other Data
Investment purchases for the year	$656,668	$1,707,294	$1,489,470	$979,102	$1,867,477
Investment sales and repayments for the year	$627,978	$1,831,286	$1,413,882	$1,338,875	$1,411,562
Number of portfolio companies at year end	135	135	121	125	131
Total return based on market value(2)	8.2%	(7.4)%	16.8%	21.8%	(20.8)%
Total return based on net asset value(2)	7.2%	12.4%	9.0%	7.2%	11.5%
Weighted average yield on debt portfolio at year end(3)	13.1%	13.0%	12.2%	13.2%	12.7%
Weighted average yield on total portfolio at year end	10.6%	10.5%	10.4%	12.0%	11.9%

(1)	Per share data is based on the weighted average number of common shares outstanding for the years presented (except for dividends to shareholders which is based on actual rate per share).

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

(4)
We have changed our method of presentation relating to debt issuance costs in accordance with ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30). Unamortized deferred financing costs of $40,526 and $44,140 previously reported as an asset on the Consolidated Statements of Assets and Liabilities as of June 30, 2016, and 2015, respectively, have been reclassified as a direct deduction to the respective Unsecured Notes. See Critical Accounting Policies and Estimates for further discussion.

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

Prospect is a financial services company that primarily lends to and invests in middle-market privately-held companies. We are a closed-end investment company incorporated in Maryland. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). We were organized on April 13, 2004 and were funded in an initial public offering completed on July 27, 2004.

On May 15, 2007, we formed a wholly-owned subsidiary Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Our wholly-owned subsidiary Prospect Small Business Lending, LLC (“PSBL”) was formed on January 27, 2014 and purchases small business whole loans on a recurring basis from online small business loan originators, including On Deck Capital, Inc. (“OnDeck”). On September 30, 2014, we formed a wholly-owned subsidiary Prospect Yield Corporation, LLC (“PYC”) and effective October 23, 2014, PYC holds a portion of our investments in Rated Secured Structured Notes (“RSSN”) and Subordinated Structured Notes (“SSN”) (collectively referred to as “collateralized loan obligations” or “CLOs”). Each of these subsidiaries have been consolidated since operations commenced.
We consolidate certain of our wholly-owned and substantially wholly-owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements and are collectively referred to as the “Consolidated Holding Companies”: CP Holdings of Delaware LLC (“CP Holdings”); Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”); Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC (“First Tower Delaware”); MITY Holdings of Delaware Inc. (“MITY Delaware”); Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc. (“NMMB Holdings”); NPH Property Holdings, LLC (“NPH”); SB Forging Company, Inc. (“SB Forging”); STI Holding, Inc.; UTP Holdings Group Inc. (“UTP Holdings”, f/k/a Harbortouch Holdings of Delaware Inc.); Valley Electric Holdings I, Inc.(“Valley Holdings I”); Valley Electric Holdings II, Inc. (“Valley Holdings II”); and Wolf Energy Holdings Inc. (“Wolf Energy Holdings”).
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
Lending to Companies Controlled by Private Equity Sponsors - We make agented loans to companies which are controlled by private equity sponsors. This debt can take the form of first lien, second lien, unitranche or unsecured loans. These loans typically have equity subordinate to our loan position. Historically, this strategy has comprised approximately 25%-50% of our portfolio.
Lending to Companies not Controlled by Private Equity Sponsors - We make loans to companies which are not controlled by private equity sponsors, such as companies that are controlled by the management team, the founder, a family or public shareholders. This origination strategy may have less competition to provide debt financing than the private-equity-sponsor origination strategy because such company financing needs are not easily addressed by banks and often require more diligence preparation. This origination strategy can result in investments with higher returns or lower leverage than the private-equity-sponsor origination strategy. Historically, this strategy has comprised less than 5% of our portfolio.
Purchasing Controlling Equity Positions and Lending to Operating Companies - This strategy involves purchasing yield-producing debt and controlling equity positions in non-financial-services operating companies. We believe that we can provide enhanced certainty of closure and liquidity to sellers and we look for management to continue on in their current roles. This strategy has comprised approximately 5%-10% of our portfolio.

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
Investing in Syndicated Debt - On a primary or secondary basis, we purchase primarily senior and secured loans and high yield bonds that have been sold to a club or syndicate of buyers. These investments are often purchased with a long-term, buy-and-hold outlook, and we often look to provide significant input to the transaction by providing anchoring orders. This strategy has comprised approximately 10%-25% of our portfolio.
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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of June 30, 2019, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $2,385,806 and $2,475,924, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Annual Report. We consolidate all wholly-owned and substantially wholly-owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.

Fourth Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended June 30, 2019, we acquired $122,530 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $50,966, funded $470 of revolver advances, and recorded PIK interest of $13,972, resulting in gross investment originations of $187,938. During the three months ended June 30, 2019, we received full repayments on investments totaling $156,550, received $46,516 in partial prepayments, recorded $3,383 in returns of capital, and revolver paydowns of $4,700, resulting in net repayments of $212,813.
Debt Issuances and Redemptions
During the three months ended June 30, 2019, we increased total commitments to our revolving credit facility (the “Revolving Credit Facility”) for PCF by $87,500 to $1,132,500 in the aggregate.
During the three months ended June 30, 2019, we repaid $2,927 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. In order to replace shorter maturity debt with longer-term debt, we redeemed $156,423 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.97%. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended June 30, 2019 was $1,142.
During the three months ended June 30, 2019, we issued $112,328 aggregate principal amount of Prospect Capital InterNotes® with a stated and weighted average interest rate of 5.55%, to extend our borrowing base. The newly issued notes mature between April 15, 2024 and June 15, 2029 and generated net proceeds of $110,548.
During the three months ended June 30, 2019, we repurchased an additional $24,588 aggregate principal amount of the 2020 Notes at a weighted average price of 101.1, including commission. As a result of these transactions, we recorded a net loss of $414 during the three months ended June 30, 2019, in the amount of the difference of the reacquisition price and the net carrying amounts of the 2020 Notes, net of the proportionate amount of unamortized debt issuance costs. On June 28, 2019, we commenced a tender offer to purchase for cash any and all of the $224,114 outstanding aggregate principal amount of the 2020 Notes. The tender offer expired at 12:00 midnight on July 26, 2019.
In connection with follow-on programs for our unsecured Public Notes, we completed the following at-the-market (“ATM”) offerings of additional debt during the three months ended June 30, 2019:

	Maturity	Rate	Principal	Net Proceeds
2024 Notes	6/15/2024	6.25%	$2,569	$2,571
2028 Notes	6/15/2028	6.25%	1,885	1,856
Equity Issuances
On April 18, 2019, May 23, 2019, and June 20, 2019, we issued 82,697, 81,323, and 82,031 shares of our common stock in connection with the dividend reinvestment plan, respectively.
Investment Holdings
As of June 30, 2019, we continue to pursue our investment strategy. At June 30, 2019, approximately $5,653,553, or 171.0%, of our net assets are invested in 135 long-term portfolio investments and CLOs.
Our annualized current yield was 13.1% and 13.0% as of June 30, 2019 and June 30, 2018, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 10.6% and 10.5% as of June 30, 2019 and June 30, 2018, respectively, across all investments. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.

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
As of June 30, 2019, we own controlling interests in the following portfolio companies: CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”), MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); R-V Industries, Inc. (“R-V”); Universal Turbine Parts, LLC (“UTP”); USES Corp. (“USES”); Valley Electric Company, Inc. (“Valley Electric”); and Wolf Energy, LLC (“Wolf Energy”). In June 2019, CP Energy purchased approximately 64.1% of the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $34,399 in senior secured term loans (the “Spartan Term Loans”) due to us as of June 30, 2019. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as control investments beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans. We also own affiliated interests in Edmentum Ultimate Holdings, LLC (“Edmentum”); Nixon, Inc. (“Nixon”), Targus Cayman HoldCo Limited (“Targus”) and United Sporting Companies, Inc. (“USC”).
The following shows the composition of our investment portfolio by level of control as of June 30, 2019 and June 30, 2018:

	June 30, 2019				June 30, 2018
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$2,385,806	40.2%	$2,475,924	43.8%	$2,300,526	39.5%	$2,404,326	42.0%
Affiliate Investments	177,616	3.0%	76,682	1.4%	55,637	0.9%	58,436	1.0%
Non-Control/Non-Affiliate Investments	3,368,880	56.8%	3,100,947	54.8%	3,475,295	59.6%	3,264,517	57.0%
Total Investments	$5,932,302	100.0%	$5,653,553	100.0%	$5,831,458	100.0%	$5,727,279	100.0%
The following shows the composition of our investment portfolio by type of investment as of June 30, 2019 and June 30, 2018:

	June 30, 2019				June 30, 2018
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Revolving Line of Credit	$33,928	0.6%	$34,239	0.6%	$38,659	0.7%	$38,559	0.7%
Senior Secured Debt	2,687,709	45.3%	2,449,357	43.3%	2,602,018	44.6%	2,481,353	43.3%
Subordinated Secured Debt	1,439,440	24.3%	1,329,799	23.5%	1,318,028	22.6%	1,260,525	22.0%
Subordinated Unsecured Debt	38,933	0.7%	33,058	0.6%	38,548	0.7%	32,945	0.6%
Small Business Loans	—	—%	—	—%	30	—%	17	—%
Rated Secured Structured Notes	44,774	0.8%	46,851	0.8%	6,159	0.1%	6,159	0.1%
Subordinated Structured Notes	1,103,751	18.4%	850,694	15.1%	1,096,768	18.8%	954,035	16.7%
Preferred Stock	101,094	1.7%	84,294	1.5%	92,346	1.6%	75,986	1.3%
Common Stock	288,731	4.9%	427,085	7.6%	445,364	7.6%	517,858	9.0%
Membership Interest	193,942	3.3%	296,282	5.2%	193,538	3.3%	257,799	4.5%
Participating Interest(1)	—	—%	99,655	1.8%	—	—%	101,126	1.8%
Escrow Receivable	—	—%	2,239	—%	—	—%	917	—%
Total Investments	$5,932,302	100.0%	$5,653,553	100.0%	$5,831,458	100.0%	$5,727,279	100.0%

(1)	Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.

The following shows our investments in interest bearing securities by type of investment as of June 30, 2019 and June 30, 2018:

	June 30, 2019				June 30, 2018
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien	$2,713,478	50.7%	$2,475,437	52.2%	$2,632,843	51.6%	$2,512,078	52.6%
Second Lien	1,447,599	27.1%	1,337,958	28.2%	1,325,862	26.0%	1,268,359	26.6%
Unsecured	38,933	0.7%	33,058	0.7%	38,548	0.8%	32,945	0.7%
Small Business Loans	—	—%	—	—%	30	—%	17	—%
Rated Secured Structured Notes	44,774	0.9%	46,851	1.0%	6,159	0.1%	6,159	0.1%
Subordinated Structured Notes	1,103,751	20.6%	850,694	17.9%	1,096,768	21.5%	954,035	20.0%
Total Interest Bearing Investments	$5,348,535	100.0%	$4,743,998	100.0%	$5,100,210	100.0%	$4,773,593	100.0%

The following shows the composition of our investment portfolio by industry as of June 30, 2019 and June 30, 2018:

	June 30, 2019				June 30, 2018
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$77,579	1.3%	$89,701	1.6%	$69,837	1.2%	$82,278	1.4%
Air Freight & Logistics	12,500	0.2%	12,233	0.2%	—	—%	—	—%
Auto Components	25,450	0.4%	25,450	0.5%	12,681	0.2%	12,887	0.2%
Building Products	19,842	0.3%	19,842	0.4%	9,905	0.2%	10,000	0.2%
Capital Markets	25,084	0.4%	25,222	0.4%	19,799	0.3%	20,000	0.3%
Commercial Services & Supplies	376,456	6.3%	296,672	5.2%	386,187	6.6%	330,024	5.8%
Communications Equipment	50,503	0.9%	48,760	0.9%	39,860	0.7%	40,000	0.7%
Construction & Engineering	69,935	1.2%	143,685	2.5%	64,415	1.1%	50,797	0.9%
Consumer Finance	487,778	8.2%	618,983	10.9%	485,381	8.3%	586,978	10.2%
Distributors	299,906	5.1%	190,137	3.4%	470,750	8.1%	402,465	7.0%
Diversified Consumer Services	146,845	2.5%	141,308	2.5%	173,695	3.0%	163,152	2.8%
Diversified Telecommunication Services	36,234	0.6%	36,234	0.6%	—	—%	—	—%
Electronic Equipment, Instruments & Components	—	—%	2,239	—%	54,805	0.9%	62,964	1.1%
Energy Equipment & Services	261,663	4.4%	153,865	2.7%	257,371	4.4%	170,574	3.0%
Entertainment	36,221	0.6%	36,327	0.6%	—	—%	—	—%
Equity Real Estate Investment Trusts (REITs)	496,440	8.4%	827,687	14.6%	499,858	8.6%	811,915	14.2%
Food Products	34,729	0.6%	34,729	0.6%	9,884	0.2%	9,886	0.2%
Health Care Equipment & Supplies	41,142	0.7%	41,154	0.7%	43,279	0.7%	43,279	0.8%
Health Care Providers & Services	470,422	7.9%	445,235	7.9%	421,198	7.2%	404,130	7.1%
Hotels, Restaurants & Leisure	34,737	0.6%	34,737	0.7%	37,295	0.6%	37,295	0.6%
Hotels & Personal Products	—	—%	—	—%	24,938	0.4%	24,938	0.4%
Household Durables	29,291	0.5%	22,460	0.4%	42,539	0.7%	41,623	0.7%
Household Products	24,688	0.4%	24,688	0.4%	—	—%	—	—%
Insurance	12,988	0.2%	12,988	0.2%	2,986	0.1%	2,986	0.1%
Interactive Media & Services	37,861	0.6%	37,861	0.7%	—	—%	—	—%
Internet & Direct Marketing Retail	—	—%	—	—%	39,813	0.7%	39,813	0.7%
Internet Software & Services	—	—%	—	—%	229,717	4.0%	229,791	4.0%
IT Services	306,096	5.2%	305,360	5.4%	182,183	3.1%	182,578	3.2%
Leisure Products	32,869	0.6%	32,868	0.6%	45,531	0.8%	45,626	0.8%
Machinery	35,488	0.6%	33,624	0.6%	35,488	0.6%	31,886	0.6%
Media	138,362	2.3%	141,467	2.5%	143,063	2.5%	140,365	2.4%
Online Lending	272,949	4.6%	176,778	3.1%	327,159	5.6%	243,078	4.2%
Paper & Forest Products	11,361	0.2%	11,500	0.2%	11,328	0.2%	11,226	0.2%
Personal Products	237,969	4.0%	112,427	2.0%	228,575	3.9%	165,020	2.9%
Pharmaceuticals	—	—%	—	—%	11,882	0.2%	12,000	0.2%
Professional Services	188,098	3.2%	190,178	3.4%	74,272	1.3%	76,991	1.3%
Real Estate Management & Development	38,852	0.7%	38,852	0.7%	41,860	0.7%	41,860	0.7%
Software	64,723	1.1%	64,729	1.1%	66,435	1.1%	67,265	1.2%
Technology Hardware, Storage & Peripherals	12,400	0.2%	12,400	0.2%	12,384	0.2%	12,500	0.2%
Textiles, Apparel & Luxury Goods	231,106	3.9%	242,981	4.3%	46,429	0.8%	60,220	1.1%
Tobacco	14,419	0.2%	14,500	0.4%	14,392	0.3%	14,392	0.3%
Trading Companies & Distributors	63,213	1.1%	28,043	0.5%	63,863	1.1%	56,199	1.0%
Transportation Infrastructure	27,578	0.5%	28,104	0.5%	27,494	0.5%	28,104	0.5%
Subtotal	$4,783,777	80.7%	$4,756,008	84.1%	$4,728,531	81.1%	$4,767,085	83.2%
Structured Finance (1)	$1,148,525	19.3%	$897,545	15.9%	$1,102,927	18.9%	$960,194	16.8%
Total Investments	$5,932,302	100.0%	$5,653,553	100.0%	$5,831,458	100.0%	$5,727,279	100.0%

(1)	Our CLO investments do not have industry concentrations and as such have been separated in the table above.

Portfolio Investment Activity
Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans, though we also continue to close select junior debt and equity investments. Our gross investment activity for the years ended June 30, 2019 and June 30, 2018 are presented below. The previously disclosed summary of our acquisition and disposition activity for the year ended June 30, 2017 has been omitted from the current year disclosure and can be found in the corresponding section of our Form 10-K for the year ended June 30, 2018.

	Year Ended June 30,
	2019	2018
Investments made in new portfolio companies	$331,571	$820,137
Follow-on investments made in existing portfolio companies (1)	312,482	881,808
Revolver advances	16,855	19,308
PIK interest	43,635	9,404
Total acquisitions	$704,543	$1,730,657

Acquisitions by portfolio composition
1st Lien Term Loan	$291,984	$1,126,539
2nd Lien Term Loan	344,553	377,058
Rated Secured Structured Notes	38,524	—
Subordinated Structured Notes	6,884	54,347
Subordinated Unsecured Debt	669	615
Equity	21,929	172,098
Total acquisitions by portfolio composition	$704,543	$1,730,657

Investments sold	$103,122	$186,226
Partial repayments (2)	229,538	41,698
Full repayments	273,763	1,595,304
Revolver paydowns	21,555	8,058
Total dispositions	$627,978	$1,831,286

Dispositions by portfolio composition
1st Lien Term Loan	$353,689	$1,519,462
2nd Lien Term Loan	225,151	224,149
Subordinated Structured Notes	—	59,271
Subordinated Unsecured Debt	(285)	—
Equity	49,423	28,404
Total dispositions by portfolio composition	$627,978	$1,831,286

Weighted average interest rates for new investments by portfolio composition
1st Lien Term Loan	9.44%	9.90%
2nd Lien Term Loan	10.81%	9.82%
Rated Secured Structured Notes	12.31%	N/A

(1)	Includes follow-on investments in existing portfolio companies and refinancings, if any.

(2)	Includes partial prepayments of principal, scheduled amortization payments, and refinancings, if any.

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
With respect to our online consumer and SME lending initiative, we invest primarily in marketplace loans through marketplace lending facilitators.  We do not conduct loan origination activities ourselves. Therefore, our ability to purchase consumer and SME loans, and our ability to grow our portfolio of consumer and SME loans, are directly influenced by the business performance and competitiveness of the marketplace loan origination business of the marketplace lending facilitators from which we purchase consumer and SME loans. In addition, our ability to analyze the risk-return profile of consumer and SME loans is significantly dependent on the marketplace facilitators’ ability to effectively evaluate a borrower’s credit profile and likelihood of default. If we are unable to effectively evaluate borrowers’ credit profiles or the credit decisioning and scoring models implemented by each facilitator, we may incur unanticipated losses which could adversely impact our operating results.
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $5,653,553.
Our portfolio companies are generally lower middle-market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Several of our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the year ended June 30, 2019.
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings, a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy, and the remaining equity is owned by CP Energy management. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries.
On April 6, 2018, Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”), a previously controlled portfolio company, merged with and into CP Energy, with CP Energy continuing as the surviving corporation. In June 2019, CP Energy purchased approximately 64.1% of the common equity of Spartan Holdings, which owns 100% of Spartan, a portfolio company of Prospect with $34,399 in senior secured term loans due to us as of June 30, 2019. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans. See Note 14 in our Consolidated Financial Statements for further discussion.

The fair value of our investment in CP Energy increased to $138,931 as of June 30, 2019, which is a discount of $74,944 from its amortized cost, compared to a fair value of $123,261 as of June 30, 2018, a discount of $56,215 to its amortized cost. The increases in fair value and discount to amortized cost were driven by the inclusion of the Spartan Term Loan A, Spartan Term Loan B and Spartan Holdings common equity fair values and amortized cost bases as a result of the equity purchase.
Credit Central Loan Company, LLC
Prospect owns 100% of the equity of Credit Central Delaware, a consolidated holding company. Credit Central Delaware owns 98.41% of Credit Central, with entities owned by Credit Central management owning the remaining 1.59% of the equity. Credit Central is a branch-based provider of installment loans.
The fair value of our investment in Credit Central decreased to $71,417 as of June 30, 2019, representing a premium of $5,107 to its amortized cost basis, compared to a fair value of $76,677 as of June 30, 2018, representing a premium of $15,450 to its amortized cost basis. The decrease to the premium was driven by a decline in Credit Central’s financial performance.
First Tower Finance Company LLC
Prospect owns 100% of the equity of First Tower Delaware, a consolidated holding company. First Tower Delaware owns 80.1% of First Tower Finance. First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.
The fair value of our investment in First Tower increased to $494,036 as of June 30, 2019, representing a premium of $135,479 to its amortized cost basis compared to a fair value of $443,010 as of June 30, 2018, a premium of $88,798 to its amortized cost. The increase to the premium was driven by an improvement in First Tower Finance’s historical and projected financial performance.
InterDent, Inc.
Following assumption of control, Prospect exercised its rights and remedies under its loan documents to exercise the shareholder voting rights in respect of the stock of InterDent and to appoint a new Board of Directors of InterDent, all the members of which are our Investment Adviser’s professionals. As a result, as of June 30, 2018, Prospect’s investment in InterDent is classified as a control investment.
The fair value of our investment in InterDent increased to $224,876 as of June 30, 2019, a discount of $23,997 to its amortized cost basis compared to a fair value of $197,621 as of June 30, 2018, a discount of $15,080 to its amortized cost. The increase to the discount was driven by significant investments in operating and capital spending initiatives in excess of year over year growth in revenue.
MITY, Inc.
Prospect owns 100% of the equity of MITY Delaware, a consolidated holding company. MITY Delaware holds 95.58% of the equity of MITY. Effective March 13, 2019, MITY Delaware’s equity ownership of MITY increased to 100%. MITY owns 100% of each of MITY-Lite, Inc. (“Mity-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”).
The fair value of our investment in Mity decreased to $46,902 as of June 30, 2019, a discount of $22,698 to its amortized cost basis compared to a fair value of $58,894 as of June 30, 2018, a discount of $5,847 to its amortized cost. The increase to the discount was driven by a decline in MITY’s financial performance.

National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties, self-storage, and student housing properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly-owned subsidiaries, NPRC invests in online consumer loans. Effective May 23, 2016, APRC and UPRC merged with and into NPRC, to consolidate all of our real estate holdings, with NPRC as the surviving entity. As of June 30, 2019, we own 100% of the fully-diluted common equity of NPRC.
During the year ended June 30, 2019, we provided $10,206 of equity financing to NPRC for the acquisition of real estate properties and $1,377 of equity financing to NPRC to fund capital expenditures for existing real estate properties.

During the year ended June 30, 2019, we received partial repayments of $54,181 of our loans previously outstanding with NPRC and its wholly-owned subsidiary and $15,000 as a return of capital on our equity investment in NPRC.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of June 30, 2019, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 26,446 individual loans and residual interest in four securitizations, and had an aggregate fair value of $147,031. The average outstanding individual loan balance is approximately $4 and the loans mature on dates ranging from July 1, 2019 to April 19, 2025 with a weighted-average outstanding term of 22 months as of June 30, 2019. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 23.3%. As of June 30, 2019, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $176,778.
As of June 30, 2019, based on outstanding principal balance, 8.7% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 23.3% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 68.0% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659).

Loan Type	Outstanding Principal Balance	Fair Value	Weighted Average Interest Rate*
Super Prime	$9,466	$9,168	12.5%
Prime	25,335	24,181	17.4%
Near Prime	73,947	69,163	26.7%
*Weighted by outstanding principal balance of the online consumer loans.

As of June 30, 2019, our investment in NPRC and its wholly-owned subsidiaries had an amortized cost of $769,389 and a fair value of $1,004,465, including our investment in online consumer lending as discussed above. The fair value of $827,687 related to NPRC’s real estate portfolio was comprised of thirty-seven multi-families properties, twelve self-storage units, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of June 30, 2019.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	—
3	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	172,664
4	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,289
5	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,739
6	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,512
7	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,416
8	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	13,984
9	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,127
10	NPH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	26,652
11	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	7,603
12	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
13	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
14	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
15	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
16	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
17	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
18	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
19	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	8,927	6,695
20	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
21	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	86,443

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
22	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	14,226
23	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,920
24	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	28,935
25	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	14,480
26	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	15,352
27	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	18,328
28	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	19,480
29	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,880
30	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
31	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
32	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
33	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
34	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
35	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
36	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	43,098
37	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
38	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
39	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
40	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
41	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	48,623
42	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
43	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	15,459
44	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
45	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
46	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
47	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
48	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	44,044
49	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	14,185
50	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
51	Laurel Pointe Holdings, LLC	Forest Park, GA	5/9/2018	33,005	26,400
52	Bradford Ridge Holdings, LLC	Forest Park, GA	5/9/2018	12,500	10,000
53	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
54	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	39,525
55	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	19,335
56	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
57	Ashwood Ridge Holdings LLC	Jonesboro, GA	9/21/2018	9,600	7,300
58	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
59	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
60	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
				$1,966,757	$1,616,821
The fair value of our investment in NPRC decreased to $1,004,465 as of June 30, 2019, a premium of $235,076 from its amortized cost basis compared to a fair value of $1,054,976 as of June 30, 2018, a premium of $227,989 to its amortized cost. This increase to the premium is primarily due to the improved property values, partially offset by a decline in our online lending portfolio value resulting from the runoff and maturity of the existing loans.

NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, a consolidated holding company. NMMB Holdings owns 94.10% and 91.52% of the fully-diluted equity of NMMB as of June 30, 2019 and June 30, 218, respectively, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. NMMB is an advertising media buying business.
The fair value of our investment in NMMB increased to $24,183 as of June 30, 2019, representing a premium of $8,200 to its amortized cost basis, compared to a fair value of $18,735 as of June 30, 2018, representing a discount of $2,748 to its amortized cost basis. The increase to the premium was driven by improved financial performance, including revenue growth and higher gross profit and operating margins.
Pacific World
On May 29, 2018, Prospect exercised its rights and remedies under its loan documents to exercise the shareholder voting rights in respect of the stock of Pacific World and to appoint a new Board of Directors of Pacific World. As a result, as of June 30, 2018, Prospect’s investment in Pacific World is classified as a control investment. Pacific World is a supplier of nail and beauty care products to food, drug, and value retail channels worldwide, and is based in Irvine, California.
The fair value of our investment in Pacific World decreased to $112,427 as of June 30, 2019, a discount of $125,542 to its amortized cost basis, compared to a fair value of $165,020 as of June 30, 2018, representing discount of $63,555 to its amortized cost. The increase to the discount was driven by a decline in financial performance.
Universal Turbine Parts, LLC
On December 10, 2018, UTP Holdings purchased all of the voting stock of UTP and appointed a new Board of Directors to UTP Holdings, consisting of three employees of the Investment Advisor. At the time UTP Holdings acquired UTP, UTP Holdings (f/k/a Harbortouch Holdings of Delaware) was a wholly-owned holding company controlled by Prospect and therefore Prospect’s investment in UTP is classified as a control investment as of June 30, 2019.
The fair value of our investment in UTP decreased to $28,043 as of June 30, 2019, a discount of $35,170 from its amortized cost basis, compared to a fair value of $56,199 as of June 30, 2018, representing a discount of $7,664 to it amortized cost. The increase to the discount was driven by a decline in financial performance.
Valley Electric Company, Inc.
Prospect owns 100% of the common stock of Valley Holdings I, a consolidated holding company. Valley Holdings I owns 100% of Valley Holdings II, a consolidated holding company. Valley Holdings II owns 94.99% of Valley Electric, with Valley Electric management owning the remaining 5.01% of the equity. Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc. (“Valley”), a leading provider of specialty electrical services in the state of Washington and among the top 50 electrical contractors in the United States.

Due to increased demand for specialty electrical services and higher project margins, the fair value of our investment in Valley Electric increased to $143,685 as of June 30, 2019, a premium of $73,750 from its amortized cost, compared to a fair value of $50,797 as of June 30, 2018, representing a discount of $13,618 to it amortized cost. The increase to the premium was driven by strong revenue and backlog growth and higher project and operating margins.
Our controlled investments, other than those discussed above, are valued at $85,143 below cost and did not experience significant changes in operating performance or value. This discount is primarily driven by our controlled investments in USES Corp and Freedom Marine, which are valued at a discount to amortized cost of $54,944 and $28,972, respectively. Overall, combined with those portfolio companies discussed above, our controlled investments at June 30, 2019 are valued at $90,118 above their amortized cost.
As of June 30, 2019, we hold four affiliate investments with a total fair value of $76,682, a discount of $100,934 from their combined amortized cost. As of June 30, 2018, we held three affiliate investments with a fair value of $58,436, representing a premium of $2,799 to their combined amortized cost. The increase in discount as of June 30, 2019 is primarily driven by our affiliate investment in USC, which is valued at a discount to amortized cost of $108,225. In June, 2019, USC filed for Chapter 11 bankruptcy and began liquidating its remaining assets. The bankruptcy filing and increase in discount to amortized cost was driven by a significant decline in financial performance resulting from lower demand in the firearms industry. Excluding USC, our affiliate investments are valued at $7,291 above their amortized cost as of June 30, 2019.

With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. Many of the debt investments in this category have not experienced a significant change in value, as they were previously valued at or near par value. Non-control/non-affiliate investments did not experience significant changes and are generally performing as expected or better. As of June 30, 2019, our CLO investment portfolio is valued at a $250,980 discount to amortized cost. Excluding these investments, non-control/non-affiliate investments at June 30, 2019 are valued $16,953 below their amortized cost.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of June 30, 2019 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in April 2014, April 2017 (with a follow-on issuance in May 2018), and March 2019; Public Notes which we issued in March 2013, December 2015 (and from time to time through our 2024 Notes Follow-on Program), June 2018 (and from time to time through our 2028 Notes Follow-on Program), October 2018, and December 2018 (and from time to time through our 2029 Notes Follow-on Program); and Prospect Capital InterNotes® which we issue from time to time. Our equity capital is comprised entirely of common equity.
The following table shows our outstanding debt as of June 30, 2019.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility(2)	$167,000	$8,529	$167,000	(3)	$167,000		1ML+2.20%	(6)

2020 Notes	224,114	1,012	223,102		226,933	(4)	5.38%	(7)
2022 Notes	328,500	6,681	321,819		330,964	(4)	5.71%	(7)
2025 Notes	201,250	6,174	195,076		207,847	(4)	6.63%	(7)
Convertible Notes	753,864		739,997		765,744

6.375% 2024 Notes	100,000	1,020	98,980		106,747	(4)	5.29%	(7)
2023 Notes	320,000	3,270	316,730		340,314	(4)	6.09%	(7)
2024 Notes	234,443	4,746	229,697		239,788	(4)	6.74%	(7)
2028 Notes	70,761	2,303	68,458		73,025	(4)	6.72%	(7)
2029 Notes	69,170	2,487	66,683		71,245	(4)	7.38%	(7)
Public Notes	794,374		780,548		831,119

Prospect Capital InterNotes®	707,699	12,349	695,350		741,227	(5)	6.16%	(8)
Total	$2,422,937		$2,382,895		$2,505,090

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of June 30, 2019.

(2)	The maximum draw amount of the Revolving Credit facility as of June 30, 2019 is $1,132,500.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Critical Accounting Policies and Estimates for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread based on observable market inputs.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

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

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2019.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$167,000	$—	$—	$167,000	$—
Convertible Notes	753,864	224,114	—	328,500	201,250
Public Notes	794,374	—	—	654,443	139,931
Prospect Capital InterNotes®	707,699	4,402	188,037	189,795	325,465
Total Contractual Obligations	$2,422,937	$228,516	$188,037	$1,339,738	$666,646
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
Historically, we have funded a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock, subscription rights, and warrants and units to purchase such securities in an amount up to $5,000,000 less issuances to date. As of June 30, 2019, we can issue up to $4,527,430 of additional debt and equity securities in the public market under this shelf registration. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.
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
Revolving Credit Facility
On August 29, 2014, we renegotiated our previous credit facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility”. The lenders had extended commitments of $885,000 under the 2014 Facility as of June 30, 2018. The 2014 Facility included an accordion feature which allowed commitments to be increased up to $1,500,000 in the aggregate. Interest on borrowings under the 2014 Facility were one-month LIBOR plus 225 basis points. Additionally, the lenders charged a fee on the unused portion of the 2014 Facility equal to either 50 basis points if at least 35% of the credit facility was drawn or 100 basis points otherwise.

On August 1, 2018, we renegotiated the 2014 Facility and closed an expanded five and a half year revolving credit facility (the “2018 Facility” and collectively with the 2014 Facility, the “Revolving Credit Facility”). The lenders have extended commitments of $1,132,500 under the 2018 Facility as of June 30, 2019. The 2018 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The 2018 Facility matures on March 27, 2024. It includes a revolving period that extends through March 27, 2022, followed by an additional two-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such two-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two-year amortization period, the remaining balance will become due, if required by the lenders.
The 2018 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2018 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2018 Facility. The 2018 Facility also requires the maintenance of a minimum liquidity requirement. As of June 30, 2019, we were in compliance with the applicable covenants.
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
For the years ended June 30, 2019, June 30, 2018, and June 30, 2017, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Year Ended June 30,
	2019	2018	2017
Average stated interest rate	4.55%	3.94%	2.97%
Average outstanding balance	$225,310	$48,628	$22,636
As of June 30, 2019 and June 30, 2018, we had $684,212 and $547,205, respectively, available to us for borrowing under the Revolving Credit Facility, of which $167,000 and $37,000 were outstanding as of June 30, 2019 and June 30, 2018, respectively. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,132,500. As of June 30, 2019, the investments, including cash and money market funds, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,662,867, which represents 28.9% of our total investments, including cash and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $11,077 of new fees and $1,473 were carried over for continuing participants from the previous facility, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of June 30, 2019, $8,529 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities. During the year ended June 30, 2019, $325 of fees were expensed relating to credit providers in the 2014 Facility who did not commit to the 2018 Facility.
During the years ended June 30, 2019, 2018 and 2017, we recorded $23,097, $13,170 and $12,173, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On April 11, 2014, we issued $400,000 aggregate principal amount of convertible notes that mature on April 15, 2020 (the “2020 Notes”), unless previously converted or repurchased in accordance with their terms. The 2020 Notes bear interest at a rate of 4.75% per year, payable semi-annually on April 15 and October 15 each year, beginning October 15, 2014. Total proceeds from the issuance of the 2020 Notes, net of underwriting discounts and offering costs, were $387,500. On January 30, 2015, we repurchased $8,000 aggregate principal amount of the 2020 Notes at a price of 93.0, including commissions. As a result of this transaction, we recorded a gain of $332, in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. During the three months ended December 31, 2018, we repurchased an additional $13,500 aggregate principal amount of the 2020 Notes at a price of 99.5, including commissions. As a result of this transaction, we recorded a loss of $41, in the amount of the difference between the reacquisition price and the net carrying amount of the 2020 Notes, net of the proportionate amount of unamortized debt issuance costs. During the three months ended March 31, 2019, we repurchased an additional $129,798 aggregate principal amount of the 2020 Notes at a weighted average price of 101.4, including commission. As a result of these transactions, we recorded a net loss of $2,787 during the three months ended March 31, 2019, in the amount of the difference between the reacquisition price and the net carrying amounts of the 2020 Notes, net of the proportionate amount of unamortized debt issuance costs. During the three months ended June 30, 2019, we repurchased an additional $24,588 aggregate principal amount of the 2020 Notes at a weighted average price of $101.10, including commissions. As a result of these transactions, we recorded a net loss of $414 during the three months ended June 30, 2019, in the amount of the difference of the reacquisition price and the net carrying amounts of the 2020 Notes, net of the proportionate amount of unamortized debt issuance costs. As of June 30, 2019, the outstanding aggregate principal amount of the 2020 Notes is $224,114. On June 28, 2019, we commenced a tender offer to purchase for cash any and all of the $224,114 outstanding aggregate principal amount of the 2020 Notes. The tender offer expired at 12:00 midnight on July 26, 2019.
On April 11, 2017, we issued $225,000 aggregate principal amount of convertible notes that mature on July 15, 2022 (the “Original 2022 Notes”), unless previously converted or repurchased in accordance with their terms. The Original 2022 Notes bear interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2017. Total proceeds from the issuance of the 2022 Notes, net of underwriting discounts and offering costs, were $218,010. On May 18, 2018, we issued an additional $103,500 aggregate principal amount of convertible notes that mature on July 15, 2022 (the “Additional 2022 Notes”, and together with the Original 2022 Notes, the “2022 Notes”), unless previously converted or repurchased in accordance with their terms. The Additional 2022 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2022 Notes and bear interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2018. Total proceeds from the issuance of the Additional 2022 Notes, net of underwriting discounts and offering costs, were $100,749. Following the issuance of the Additional 2022 Notes and as of June 30, 2019, the outstanding aggregate principal amount of the 2022 Notes is $328,500.

On March 1, 2019, we issued $175,000 aggregate principal amount of senior convertible notes that mature on March 1, 2025 (the “2025 Notes”), unless previously converted or repurchased in accordance with their terms. We granted the underwriters a 13-day over-allotment option to purchase up to an additional $26,250 aggregate principal amount of the 2025 Notes. The underwriters fully exercised the over-allotment option on March 11, 20l9 and we issued $26,250 aggregate principal amount of 2025 Notes at settlement on March 13, 2019. The 2025 Notes bear interest at a rate of 6.375% per year, payable semi-annually on March 1 and September 1 each year, beginning September 1, 2019. Total proceeds from the issuance of the 2025 Notes, net of underwriting discounts and offering costs, were $198,674. As of June 30, 2019, the outstanding aggregate principal amount of the 2025 Notes is $201,250.

Certain key terms related to the convertible features for the 2020 Notes, the 2022 Notes and the 2025 Notes (collectively, the “Convertible Notes”) are listed below.

	2020 Notes	2022 Notes	2025 Notes
Initial conversion rate(1)	80.6647	100.2305	110.7420
Initial conversion price	$12.40	$9.98	$9.03
Conversion rate at June 30, 2019(1)(2)	80.6670	100.2305	110.7420
Conversion price at June 30, 2019(2)(3)	$12.40	$9.98	$9.03
Last conversion price calculation date	4/11/2019	4/11/2019	3/1/2019
Dividend threshold amount (per share)(4)	$0.110525	$0.083330	$0.060000

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)	The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

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
In connection with the issuance of the Convertible Notes, we recorded a discount of $4,025 and debt issuance costs of $22,585 which are being amortized over the terms of the Convertible Notes. As of June 30, 2019, $3,840 of the original issue discount and $10,027 of the debt issuance costs remain to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the years ended June 30, 2019, 2018 and 2017, we recorded $44,492, $51,020 and $55,217, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.

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

On April 7, 2014, we issued $300,000 aggregate principal amount of unsecured notes that mature on July 15, 2019 (the “5.00% 2019 Notes”). Included in the issuance is $45,000 of Prospect Capital InterNotes® that were exchanged for the 5.00% 2019 Notes. The 5.00% 2019 Notes bore interest at a rate of 5.00% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2014. Total proceeds from the issuance of the 5.00% 2019 Notes, net of underwriting discounts and offering costs, were $295,998. On June 7, 2018, we commenced a tender offer to purchase for cash any and all of the $300,000 aggregate principal amount outstanding of the 5.00% 2019 Notes. On June 20, 2018, $146,464 aggregate principal amount of the 5.00% 2019 Notes, representing 48.8% of the previously outstanding 5.00% 2019 Notes, were validly tendered and accepted. The transaction resulted in our recognizing a $3,705 loss during the three months ended June 30, 2018. On September 26, 2018, we repurchased the remaining $153,536 aggregate principal amount of the 5.00% 2019 Notes at a price of 101.645, including commissions. The transaction resulted in our recognizing a loss of $2,874 during the year ended June 30, 2019.

On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market (“ATM”) program with FBR Capital Markets & Co. through which we could sell, by means of ATM offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes (“Initial 2024 Notes ATM”). Following the initial 2024 Notes ATM, the aggregate principal amount of the 2024 Notes issued was $199,281 for net proceeds of $193,253, after commissions and offering costs. On July 2, 2018, we entered into a second ATM program with B. Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of the 2024 Notes (“Second 2024 Notes ATM”, and together with the Initial 2024 Notes ATM, the “2024 Notes Follow on Program”). The 2024 Notes are listed on the New York Stock Exchange (“NYSE”) and trade thereon under the ticker “PBB.” During the year ended June 30, 2019, we issued an additional $35,162 aggregate principal amount under the second 2024 Notes ATM, for net proceeds of $34,855, after commissions and offering costs. As of June 30, 2019, the outstanding aggregate principal amount of the 2024 Notes is $234,443.

On June 7, 2018, we issued $55,000 aggregate principal amount of unsecured notes that mature on June 15, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts and offering costs were $53,119. On July 2, 2018, we entered into an ATM program with B. Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2028 Notes (“2028 Notes ATM” or “2028 Notes Follow-on Program”). The 2028 Notes are listed on the NYSE and trade thereon under the ticker “PBY.” During the year ended June 30, 2019, we issued an additional $15,761 aggregate principal amount under the 2028 Notes ATM, for net proceeds of $15,530, after commissions and offering costs. As of June 30, 2019, the outstanding aggregate principal amount of the 2028 Notes is $70,761.

On October 1, 2018, we issued $100,000 aggregate principal amount of unsecured notes that mature on January 15, 2024 (the “6.375% 2024 Notes”). The 6.375% 2024 Notes bear interest at a rate of 6.375% per year, payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2019. Total proceeds from the issuance of the 6.375% 2024 Notes, net of underwriting discounts and offering costs, were $98,985. As of June 30, 2019, the outstanding aggregate principal amount of the 6.375% 2024 Notes is $100,000.

On December 5, 2018, we issued $50,000 aggregate principal amount of unsecured notes that mature on June 15, 2029 (the “2029 Notes”). The 2029 Notes bear interest at a rate of 6.875% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning March 15, 2019. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts and offering costs, were $48,057. On February 9, 2019, we entered into an ATM program with B. Riley FBR, Inc., BB&T

Capital Markets, and Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2029 Notes (“2029 Notes ATM” or “2029 Notes Follow-on Program”). The 2029 Notes are listed on the NYSE and trade thereon under the ticker “PBC.” During the year ended June 30, 2019, we issued an additional $19,170 aggregate principal amount under the 2029 Notes ATM, for net proceeds of $18,523, after commissions and offering costs. As of June 30, 2019, the outstanding aggregate principal amount of the 2029 Notes is $69,170.

The 2023 Notes, the 2024 Notes, the 2028 Notes, the 6.375% 2024 Notes, and the 2029 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $4,112 and debt issuance costs of $16,112, which are being amortized over the term of the notes. As of June 30, 2019, $2,519 of the original issue discount and $11,307 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the years ended June 30, 2019, 2018 and 2017, we recorded $47,931, $44,269 and $43,898, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
Prospect Capital InterNotes®
On February 16, 2012, we entered into a selling agent agreement (the “Original Selling Agent Agreement”) with Incapital LLC, as purchasing agent for our issuance and sale from time to time of up to $500,000 of Prospect Capital InterNotes®, which was increased to $1,500,000 in May 2014. We sold approximately $1,454,466 in aggregate principal amount Prospect Capital InterNotes® under the Original Selling Agent Agreement. On May 10, 2019, the Original Selling Agent Agreement was terminated, and we entered into a new selling agent agreement with Incapital LLC (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (the “InterNotes® Offering”). Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the year ended June 30, 2019, we issued $236,971 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $233,140. These notes were issued with stated interest rates ranging from 5.00% to 6.25% with a weighted average interest rate of 5.67%. These notes will mature between July 15, 2023 and June 15, 2029. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2019.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$119,426	5.00% - 5.75%	5.43%	July 15, 2023 - June 15, 2024
7	54,880	5.25% - 6.00%	5.80%	July 15, 2025 - June 15, 2026
8	385	5.75%	5.75%	July 15, 2026
10	62,280	5.50% - 6.25%	6.02%	July 15, 2028 - June 15, 2029
	$236,971
During the year ended June 30, 2018, we issued $76,297 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $75,159. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2018.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$46,893	4.00% - 5.00%	4.24%	July 15, 2022 - June 15, 2023
7	4,684	4.75% - 5.25%	5.06%	July 15, 2024 - June 15, 2025
8	24,720	4.50% - 5.25%	4.65%	August 15, 2025 - May 15, 2026
	$76,297
During the year ended June 30, 2019, we redeemed, prior to maturity, $279,841 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.91% in order to replace shorter maturity debt with longer-term debt. During the year ended June 30, 2019, we repaid $10,355 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the year ended June 30, 2019 was $2,047. The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2019.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$283,450	4.00% – 5.75%	5.10%	January 15, 2021 - June 15, 2024
5.5	1,399	4.25%	4.25%	July 15, 2020
6.5	34,745	5.10% – 5.25%	5.24%	January 15, 2022 - May 15, 2022
7.0	83,731	4.00% – 6.00%	5.56%	January 15, 2020 - June 15, 2026
7.5	1,996	5.75%	5.75%	February 15, 2021
8.0	24,500	4.50% – 5.75%	4.67%	August 15, 2025 - July 15, 2026
10	99,529	5.50% – 7.00%	6.09%	March 15, 2022 - June 15, 2029
12.0	2,978	6.00%	6.00%	November 15, 2025 - December 15, 2025
15	17,077	5.25% – 6.00%	5.35%	May 15, 2028 - November 15, 2028
18	19,306	4.13% – 6.25%	5.58%	December 15, 2030 - August 15, 2031
20	3,887	5.75%-6.00%	5.90%	November 15, 2032 - October 15, 2033
25	31,855	6.25% – 6.50%	6.39%	August 15, 2038 - May 15, 2039
30	103,246	5.50% – 6.75%	6.24%	November 15, 2042 - October 15, 2043
	$707,699
During the year ended June 30, 2018, we redeemed $269,375 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.89% in order to replace debt with shorter maturity dates. During the year ended June 30, 2018, we repaid $6,899 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the year ended June 30, 2018 was $1,506.

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
	$760,924

In connection with the issuance of Prospect Capital InterNotes®, we incurred $26,752 of fees which are being amortized over the term of the notes, of which $12,349 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of June 30, 2019.
During the years ended June 30, 2019, 2018 and 2017, we recorded $41,711, $46,580 and $53,560, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Net Asset Value
During the year ended June 30, 2019, our net asset value decreased by $100,772 or $0.34 per share. The decrease was attributable to an increase in net realized and change in unrealized losses of $168,372, or $0.46 per weighted average share, coupled with a decrease of $0.01 per weighted average share as a result of reinvestment of our dividends on behalf of our stockholders at current market prices. This decrease was partially offset by net investment income of $312,859 exceeding dividends of $263,624 resulting in a net increase of $0.13 per weighted average share for the year ended June 30, 2019. The following table shows the calculation of net asset value per share as of June 30, 2019 and June 30, 2018.

	June 30, 2019	June 30, 2018
Net assets	$3,306,275	$3,407,047
Shares of common stock issued and outstanding	367,131,025	364,409,938
Net asset value per share	$9.01	$9.35
Results of Operations
Operating results for the years ended June 30, 2019, 2018 and 2017 were as follows:

	Years ended June 30,
	2019	2018	2017
Investment Income	$703,767	$657,845	$701,046
Operating Expenses	390,908	370,995	394,964
Net Investment Income	312,859	286,850	306,082
Net Realized Gains (Losses)	14,684	(18,464)	(96,306)
Net Change in Unrealized (Losses) Gains from Investments	(174,569)	39,071	50,141
Net Realized Losses on Extinguishment of Debt	(8,487)	(7,594)	(7,011)
Net Increase in Net Assets Resulting from Operations	$144,487	$299,863	$252,906
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
Investment income, which consists of interest income, including accretion of loan origination fees and prepayment penalty fees, dividend income and other income, including settlement of net profits interests, overriding royalty interests and structuring fees, was $703,767, $657,845 and $701,046 for the years ended June 30, 2019, 2018 and 2017, respectively. Investment income increased from June 30, 2018 compared to June 30, 2019 primarily due to increases in interest income, which is attributable to an increase in cash-on-cash yields on our CLO investment portfolio due to a number of recent resets across the portfolio as well as an increase in

LIBOR above our floors amongst our interest-bearing investments, and dividends received from our investments in NPRC and Valley Electric. Investment income decreased from June 30, 2017 compared to June 30, 2018 primarily due to reduced returns from our structured credit investments due to lower future expected cash flows and decreases in interest income due to less interest earning assets outstanding.
The following table describes the various components of investment income and the related levels of debt investments:

	Year Ended June 30,
	2019	2018	2017
Interest income	$624,116	$607,012	$668,717
Dividend income	36,029	13,046	5,679
Other income	43,622	37,787	26,650
Total investment income	$703,767	$657,845	$701,046

Average debt principal of performing interest bearing investments(1)	$5,516,876	$5,474,563	$5,706,090
Weighted average interest rate earned on performing interest bearing investments(1)	11.31%	11.09%	11.72%
Average debt principal of all interest bearing investments(2)	$6,065,492	$5,792,662	$5,977,050
Weighted average interest rate earned on all interest bearing investments(2)	10.29%	10.48%	11.19%
(1) Excludes equity investments and non-accrual loans.
(2) Excludes equity investments.

Average interest income producing assets increased from $5,474,563 for the year ended June 30, 2018 to $5,516,876 for the year ended June 30, 2019. The increase is primarily due to growth of the CLO investment portfolio as well as an increase in net acquisitions, year over year, both of which offset the impact of additional non-accrual investments on the interest earning asset base, from June 30, 2018 to June 30, 2019. The average interest earned on interest bearing performing assets increased from 11.09% for the year ended June 30, 2018 to 11.31% for the year ended June 30, 2019. The increase is primarily due to an increase in cash-on cash yields on our CLO investment portfolio due to a number of resets across the portfolio as well as an increase in LIBOR above our floors amongst our interest-bearing investments, both of which offset the income foregone from additional non-accrual assets. Average interest income producing assets decreased from $5,706,090 for the year ended June 30, 2017 to $5,474,563 for the year ended June 30, 2018. The average interest earned on interest bearing performing assets decreased from 11.72% for the year ended June 30, 2017 to 11.09% for the year ended June 30, 2018. The decrease is primarily due to reduced returns from our structured credit investments, an increase in foregone interest due to non-accrual investments and lower levels of performing investments.

Investment income is also generated from dividends and other income, which is less predictable than interest income. Dividend income increased $22,983 for the year ended June 30, 2019 as compared to the year ended June 30, 2018. The increase in dividend income was primarily attributable to $21,000 dividends received from our investment in NPRC, which were generated from taxable earnings and profits in connection with the gain on the sales of NPRC’s Amberly, City West, Matthews Reserve, Atlantic Beach and Vinings Corner properties as compared to $11,279 dividends received from our investment in NPRC which were generated from taxable earnings and profits in connection with the gain on the sales of NPRC’s St. Marin and Central Park properties during the year ended June 30, 2018. In addition, we received $12,962 from our investment in Valley Electric during the year ended June 30, 2019, for which no comparable dividend was received during the year ended June 30, 2018.

Dividend income increased $7,367 for the year ended June 30, 2018 as compared to the year ended June 30, 2017. The $7,367 increase in is primarily attributable to $11,279 dividends received from our investment in NPRC as discussed above. No such dividend was received from NPRC during the year ended June 30, 2017. This increase was partially offset by a $3,312 dividend from our investment in NAC, and other less individually significant dividends from our portfolio, received during the year ended June 30, 2017, for which no comparable dividend was received in the year ended June 30, 2018.

Other income is comprised of structuring fees, royalty interests, and settlement of net profits interests. Other income increased $5,835 for the year ended June 30, 2019 as compared to the year ended June 30, 2018. The $5,835 increase was primarily attributable to $12,521 in residual profits interests and $6,304 in royalty income received from our investment in NPRC during the year ended June 30, 2019 as compared to $4,976 in residual profits interests and $1,554 in royalty income received from our investment in NPRC during the year ended June 30, 2018. We received a $12,711 structuring fee from our investment in NPRC for services rendered in connection with the restructuring of our senior secured term loan during the year ended June 30, 2019 as compared to a $1,812 structuring fee during the year ended June 30, 2018. We received a $3,233 structuring fee from our investment in Pacific World for services rendered in connection with amending its revolving credit facility and a $3,065 structuring fee related to our investment in Broder Bros., Co. during the year ended June 30, 2018. The increase in income from other sources was partially offset by a $2,644 advisory fee received from our investment in First Tower Finance related to an acquisition and $1,222 of service fees received for a liquidation fee agreement related to our investment in Wolf during the year ended June 30, 2018. In comparison, we received a $1,301 advisory fee during the year ended June 30, 2019 for services rendered in connection with the sale of CCPI. The remaining difference was primarily attributable to a $10,237 decrease in structuring, amendment and advisory fees for the year ended June 30, 2019 as compared to the year ended June 30, 2018.

Other income increased $11,137 for the year ended June 30, 2018 as compared to the year ended June 30, 2017. The increase is primarily due to a $4,011 increase in advisory fee income primarily attributable to a $2,644 advisory fee received from our investment in First Tower related to an acquisition and $1,222 of service fees received for a liquidation fee agreement related to our investment in Wolf. In addition, we received a $3,233 structuring fee from our investment in Pacific World for services rendered in connection with amending its revolving credit facility. The increase in other income is also attributable to an additional $651 increase in structuring fees and by a $1,669 increase in amendment fee income, which are generated from new originations as well as from follow-on investments and amendments to existing portfolio companies for the year ended June 30, 2018 as compared to the year ended June 30, 2017.
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
The following table describes the various components of our operating expenses:

	Years ended June 30,
	2019	2018	2017
Base management fee	$121,833	$118,046	$122,874
Income incentive fee	78,215	71,713	76,520
Interest and credit facility expenses	157,231	155,039	164,848
Allocation of overhead from Prospect Administration	14,837	10,031	13,246
Audit, compliance and tax related fees	5,014	5,539	5,088
Directors’ fees	457	450	454
Other general and administrative expenses	13,321	10,177	11,934
Total Operating Expenses	$390,908	$370,995	$394,964
Total gross base management fee was $121,943, $118,768 and $124,077 for the years ended June 30, 2019, 2018 and 2017, respectively. Increases and decreases in total gross base management fees are directly related to corresponding increases and decreases in average total assets. Included in the gross base management fee for the year ended June 30, 2019 is a $2,757 adjustment for fees earned in prior periods that were neither expensed nor paid to the Investment Adviser, for which we incurred $64 in accrued interest on those past due amounts. The interest on the amount owed to the Investment Adviser was calculated using the average of 1-month LIBOR rates from September 2010 through the date of payment. The Investment Adviser has entered into a servicing agreement with certain institutions who purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. We received payments of $110, $722 and $1,203 from these institutions for the years ended June 30, 2019, 2018 and 2017, respectively, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser resulting in net base management fees of $121,833, $118,046 and $122,874 for the years ended June 30, 2019, 2018 and 2017, respectively.
For the years ended June 30, 2019, 2018 and 2017, we incurred $78,215, $71,713 and $76,520 of income incentive fees. Increases and decreases in income incentive fees are driven by corresponding movements in pre-incentive fee net investment income, which was $391,074, $358,563 and $382,602 for the years ended June 30, 2019, 2018 and 2017, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.

During the years ended June 30, 2019, 2018 and 2017, we incurred $157,231, $155,039 and $164,848, respectively, of interest expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years.

	Year Ended June 30,
	2019	2018	2017
Interest on borrowings	$135,800	$134,270	$142,819
Amortization of deferred financing costs	10,837	12,063	13,013
Accretion of discount on Public Notes	667	226	269
Facility commitment fees	9,927	8,480	8,747
Total interest and credit facility expenses	$157,231	$155,039	$164,848

Average principal debt outstanding	$2,511,764	$2,535,681	$2,683,254
Weighted average stated interest rate on borrowings(1)	5.41%	5.30%	5.32%
Weighted average interest rate on borrowings(2)	6.26%	6.11%	6.14%

(1)	Includes only the stated interest expense.

(2)	Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
Interest expense is relatively stable on a dollars basis for the year ended June 30, 2019 as compared to the year ended June 30, 2018. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) increased from 5.30% for the year ended June 30, 2018 to 5.41% for the year ended June 30, 2019 primarily due to issuances of Public Notes at higher rates, partially offset by repurchases of our Convertible Notes and increased utilization of our Revolving Credit Facility, which bears a lower rate than our remaining debt.
The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 5.32% for the year ended June 30, 2017 to 5.30% for the year ended June 30, 2018. This decrease is primarily due to the repurchases and maturities of our Convertible Notes and Prospect Capital InterNotes® which bear higher rates than the remaining debt and increased utilization of our Revolving Credit Facility.

The allocation of gross overhead expense from Prospect Administration was $15,444, $20,715 and $22,882 for the years ended June 30, 2019, 2018 and 2017, respectively. Prospect Administration received estimated payments of $607, $10,684 and $8,760 directly from our portfolio companies, insurance carrier and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the years ended June 30, 2019, 2018 and 2017, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. During the year ended June 30, 2017, other operating expenses in the amount of $876 incurred by us, which were attributable to CCPI Inc. (“CCPI”), have been reimbursed by CCPI and are reflected as an offset to our overhead allocation. No such reimbursements or expenses occurred during the years ended June 30, 2019 or June 30, 2018. Net overhead during the years ended June 30, 2019, 2018 and 2017 totaled $14,837, $10,031 and $13,246, respectively.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”) were $18,792, $16,166 and $17,476 for the years ended June 30, 2019, 2018 and 2017, respectively. The increase of $2,626 during the year ended June 30, 2019 is primarily attributable to a modest increase in general and administrative expense. The decrease of $1,310 during the year ended June 30, 2018 is primarily attributable to a modest decline in general and administrative expense.

Net Investment Income
Net investment income represents the difference between investment income and operating expenses. Net investment income was $312,859, $286,850 and $306,082 for the years ended June 30, 2019, 2018, and 2017, respectively. The increase of $26,009 during the year ended June 30, 2019 compared to the year ended June 30, 2018 was primarily due to an increases of $22,983, $17,104 and $5,835 in dividend income, interest income and other income, respectively. The year over year increase was partially offset by a $19,913 increase in operating expenses, which was primarily attributable to a $10,289 increase in advisory fees.
The decrease of $19,232 during the year ended June 30, 2018 compared to the year ended June 30, 2017 was primarily the result of a $61,705 decline in interest income. The decline in interest income was partially offset by increases of $11,137 and $7,367 in other income and dividend income, respectively. The decline was further offset by a $23,969 decrease in operating expenses, which were primarily attributable to decreases of $9,635 and $9,809 in advisory fees and interest and credit facility expenses, respectively.
Refer to above Investment Income and Operating Expenses discussions for further detail.
Net Realized Gains (Losses)
During the years ended June 30, 2019, 2018 and 2017, we recognized net realized gains (losses) on investments of $14,684, $18,464 and $96,306, respectively. The net realized gain during the year ended June 30, 2019 was due to gains on investments coupled with lower levels of realized losses from investments in the current year. Net realized gains primarily resulted from the recognition of a $12,105 realized gain related to the sale of CCPI. In addition, we recognized $2,204 of escrow proceeds related to the sale of Gulf Coast. During the year ended June 30, 2019, we repurchased $153,536 aggregate principal amount of the 5.0% 2019 Notes, $167,886 aggregate principal amount of the 2020 Notes and redeemed $290,196 aggregate principal amount of Prospect Capital InterNotes® (including amounts repaid in accordance with the Survivor’s Option). As a result of these transactions, we recognized net realized losses on debt extinguishment of $(8,487) in the year ended June 30, 2019.
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
Net Change in Unrealized Gains (Losses)
The following table reflects net change in unrealized gains (losses) for our portfolio for the for the years ended June 30, 2019, 2018 and 2017:

	Years ended June 30,
	2019	2018	2017
Control investments	$5,105	$55,670	$86,817
Affiliate investments	(35,449)	25,671	553
Non-control/non-affiliate investments	(144,225)	(42,270)	(37,229)
Net change in unrealized (losses) gains	$(174,569)	$39,071	$50,141

The following table reflects net change in unrealized gains (losses) on investments for the year ended June 30, 2019:

Net Change in Unrealized Gains (Losses)
Valley Electric Company, Inc.	$87,367
First Tower Finance Company LLC	46,681
NMMB, Inc.	10,948
National Property REIT Corp.	7,087
Edmentum Ultimate Holdings, LLC	5,006
CCPI Inc.	(6,058)
InterDent, Inc.	(8,918)
Credit Central Loan Company, LLC	(10,341)
MITY, Inc.	(16,851)
CP Energy Services Inc.	(18,729)
Universal Turbine Parts, LLC	(27,506)
Other, net	(31,004)
United Sporting Companies, Inc.	(39,940)
Pacific World Corporation	(61,987)
Subordinated Structured Notes	(110,324)
Net change in unrealized (losses)	$(174,569)

The following table reflects net change in unrealized gains (losses) on investments for year ended June 30, 2018:

Net Change in Unrealized Gains (Losses)
First Tower Finance Company LLC	$62,805
Arctic Energy Services, LLC	43,506
National Property REIT Corp.	30,981
PrimeSport, Inc.	23,741
Spartan Energy Services, LLC	18,686
Valley Electric Company, Inc.	16,131
Nixon, Inc.	14,197
Echelon Aviation LLC	10,960
Targus Cayman HoldCo Limited	10,674
Credit Central Loan Company, LLC	10,002
Other, net	6,362
CCPI Inc.	(6,814)
Nationwide Loan Company LLC	(7,462)
Universal Turbine Parts, LLC	(7,664)
United Sporting Companies, Inc.	(10,663)
Freedom Marine Solutions, LLC	(11,939)
Edmentum Ultimate Holdings, LLC	(12,293)
InterDent, Inc.	(13,812)
CP Energy Services Inc.	(14,931)
MITY, Inc.	(17,618)
Pacific World Corporation	(33,339)
Subordinated Structured Notes	(72,439)
Net change in unrealized gains	$39,071

The following table reflects net change in unrealized gains (losses) on investments for the year ended June 30, 2017:

Net Change in Unrealized Gains (Losses)
National Property REIT Corp.	$80,451
SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company)	55,003
Ark-La-Tex Wireline Services, LLC	32,548
NMMB, Inc.	10,918
CURO Group Holdlings Corp. (f/k/a Speedy Cash Holdings Corp.)	6,919
MITY, Inc.	6,463
Other, net	3,852
Subordinated Structured Notes	3,550
Pacific World Corporation	(9,419)
Nixon, Inc.	(11,776)
Arctic Energy Services, LLC	(20,970)
PrimeSport, Inc.	(23,741)
USES Corp.	(30,214)
United Sporting Companies, Inc.	(53,443)
Net change in gains	$50,141

Financial Condition, Liquidity and Capital Resources
For the years ended June 30, 2019, 2018 and 2017, our operating activities provided $223,838, $369,106 and $376,201 of cash, respectively. There were no investing activities for the years ended June 30, 2019, 2018 and 2017. Financing activities used $200,498, $603,431 and $375,916 of cash during the years ended June 30, 2019, 2018 and 2017, respectively, which included dividend payments of $245,096, $255,911 and $333,623, respectively.
Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.
Our primary sources of funds have historically been issuances of debt and equity. More recently, we have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the year ended June 30, 2019, we borrowed $1,178,154 and we made repayments totaling $1,048,154 under the Revolving Credit Facility. As of June 30, 2019, we had, net of unamortized discount and debt issuance costs, $739,997 outstanding on the Convertible Notes, $780,548 outstanding on the Public Notes, $695,350 outstanding on the Prospect Capital InterNotes®, and $167,000 outstanding on the Revolving Credit Facility. (See “Capitalization” above.)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of June 30, 2019 and June 30, 2018, we had $23,375 and $29,675, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of June 30, 2019 and June 30, 2018.
We have guaranteed $2,571 in standby letters of credit issued through a financial intermediary and $1,682 of equipment lease obligations on behalf of InterDent, Inc. (“InterDent”) as of June 30, 2019. Under these arrangements, we would be required to make payments to the financial intermediary or equipment lease provider, respectively, if InterDent was to default on their related payment obligations. As of June 30, 2019, we have not recorded a liability on the statement of assets and liabilities for these guarantees as the likelihood of default on the standby letters of credit or equipment lease is deemed to be remote.
Our shareholders’ equity accounts as of June 30, 2019, June 30, 2018 and June 30, 2017 reflect cumulative shares issued, net of shares repurchased, if any, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
We did not repurchase any shares of our common stock for the years ended June 30, 2019, 2018, and 2017.

On October 31, 2018, our registration statement on Form N-2 (File No. 333-227124) was declared effective by the SEC. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $5,000,000 in securities, consisting of common stock, preferred stock, debt securities, subscription rights to purchase our securities, warrants representing rights to purchase our securities or separately tradeable units combining two or more of our securities. As of June 30, 2019, we have the ability to issue up to $4,527,430 in securities under the registration statement.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
Recent Developments
On July 2, 2019, Agamatrix, Inc. fully repaid the $33,673 Senior Secured Term Loan receivable to us at par.
On July 2, 2019, SCS Merger Sub, Inc. fully repaid the $20,000 Second Lien Term Loan receivable to us at par.
On July 15, 2019 we redeemed $41,031 of our Prospect Capital InterNotes® at par maturing between January 15, 2020 and January 15, 2022, with a weighted average rate of 5.14%. On August 15, 2019, we redeemed an additional $48,712 of our Prospect Capital InterNotes® at par maturing between February 15, 2021 and February 15, 2022, with a weighted average rate of 5.30%.
On July 16, 2019, we sold $16,000, or 8.39%, of the outstanding principal balance of the senior secured note investment in Broder Bros., Co.
During the period from July 19, 2019 through July 22, 2019, Mobile Posse, Inc. fully repaid the $20,500 First Lien Term Loan receivable to us at par.
On July 22, 2019, we received a partial repayment of $22,000 of our Senior Secured Term Loan B outstanding with NPRC and its wholly-owned subsidiaries.
On June 28, 2019, we commenced a tender offer to purchase for cash any and all of the $224,114 aggregate principal amount outstanding of our 4.75% Senior Convertible Notes due 2020 (the “June Tender Offer”). The June Tender Offer expired at 12:00 midnight, New York City time, on July 27, 2019 (one minute after 11:59 p.m., New York City time, on July 26, 2019). On July 29, 2019, we announced the expiration and final results of the June Tender Offer. As of the expiration of the June Tender Offer, $32,948 aggregate principal amount of the Notes, representing approximately 14.70% of the outstanding Notes, were validly tendered and not validly withdrawn pursuant to the Tender Offer.
On July 30, 2019, Turning Point Brands, Inc. fully repaid the $14,500 Second Lien Term Loan receivable to us at par.
We have provided notice to call on August 9, 2019, with settlement on September 15, 2019, $54,237 of our Prospect Capital InterNotes® at par maturing between March 15, 2021 and March 15, 2022, with a weighted average rate of 5.33%.
On August 12, 2019, Janus International Group, LLC. fully repaid the $20,000 Second Lien Term Loan receivable to us at par.
On August 12, 2019, we commenced a tender offer to purchase for cash up to $60,000 aggregate principal amount of our 4.75% Senior Convertible Notes due 2020 (the “August Tender Offer”), of which $191,166 aggregate principal amount is outstanding following the June Tender Offer. The August Tender Offer will expire at 12:00 midnight, New York City time, on September 10, 2019 (one minute after 11:59 p.m., New York City time, on September 9, 2019), or any other date and time to which the Company extends such Tender Offer (such date and time, as it may be extended, the “Expiration Date”).
On August 21, 2019, we made a new $10,000 first lien term loan investment in Global Tel*Link Corporation. On August 22, 2019, we made a $10,720 second lien term loan follow-on investment in Global Tel*Link Corporation.
During the period from July 1, 2019 through August 27, 2019, we issued $75,230 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $73,902.
On August 27, 2019, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.06 per share for September 2019 to holders of record on September 30, 2019 with a payment date of October 24, 2019.

•	$0.06 per share for October 2019 to holders of record on October 31, 2019 with a payment date of November 20, 2019.
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
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the year ended June 30, 2019.

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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of June 30, 2019 and June 30, 2018, our qualifying assets as a percentage of total assets, stood at 73.85% and 73.20%, respectively.
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
Online Small-and-Medium-Sized Business Lending Risk
With respect to our online SME lending initiative, we invest primarily in marketplace loans through marketplace lending facilitators.  We do not conduct loan origination activities ourselves. Therefore, our ability to purchase SME loans, and our ability to grow our portfolio of SME loans, is directly influenced by the business performance and competitiveness of the marketplace loan origination business of the marketplace lending facilitators from which we purchase SME loans. In addition, our ability to analyze the risk-return profile of SME loans is significantly dependent on the marketplace facilitators’ ability to effectively evaluate a borrower’s credit profile and likelihood of default. If we are unable to effectively evaluate borrowers’ credit profiles or the credit decisioning and scoring models implemented by each facilitator, we may incur unanticipated losses which could adversely impact our operating results.

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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of June 30, 2019, approximately 2.9% of our total assets at fair value are in non-accrual status.
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

Interest income from investments in Subordinated Secured Notes (typically preferred shares, income notes or subordinated notes of CLO funds) and “equity” class of security of securitized trust is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financial Assets. We monitor the expected cash inflows from our CLO and securitized trust equity investments, including the expected residual payments, and the effective yield is determined and updated periodically.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of June 30, 2019, we do not expect to have any excise tax due for the 2019 calendar year. Thus, we have not accrued any excise tax for this period.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of June 30, 2019, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2016 and thereafter remain subject to examination by the Internal Revenue Service.
Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our future taxable earnings. Net realized capital gains, if any, are distributed at least annually.
Financing Costs
We record origination expenses related to our Revolving Credit Facility and the Unsecured Notes as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation for our Revolving Credit Facility. The same methodology is used to approximate the effective yield method for our Prospect Capital InterNotes® and our 2024, 2028, and 2029 Notes Follow-on Programs. The effective interest method is used to amortize deferred financing costs for our remaining Unsecured Notes over the respective expected life or maturity. In the event that we modify or extinguish our debt before maturity, we follow the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Revolving Credit Facility, any unamortized deferred costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our Unsecured Notes, any unamortized deferred costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.
Unamortized deferred financing costs are presented as a direct deduction to the respective Unsecured Notes (see Notes 5, 6, and 7 in the accompanying Consolidated Financial Statements for further discussion).
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of SEC registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of June 30, 2019 and June 30, 2018, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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

SEC Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. We have adopted the amendments and have retrospectively applied the presentation amendments to the prior period statements presented.

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

Tax Cuts and Jobs Act
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (The “Tax Act”), which significantly changed the Code, including, a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Act also authorizes the IRS to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax and Jobs Act, or regulations or other guidance issued under it, might affect us, our business or the business of our portfolio companies. However, our portfolio companies may or may not make certain elections under the Tax Act that could materially increase their taxable earnings and profits. Any such increase in the earnings and profits of a portfolio company may result in the characterization of certain distributions sourced from sale proceeds as dividend income, which may increase our distributable taxable income. During the year ended June 30, 2019, we received $21,000 of such dividends from National Property REIT Corp. (“NPRC”) related to the gain on the sale of real estate properties.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and equity price risk. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates impacting some of the loans in our portfolio which have floating interest rates. Additionally, because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “Risk Factors—Risks Relating to Our Business—Changes in interest rates may affect our cost of capital and net investment income.”
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a LIBOR floor. Our loans typically have durations of one to three months after which they reset to current market interest rates. As of June 30, 2019, 87.4% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility and certain Prospect Capital InterNotes® issuances that are based on floating LIBOR rates. Interest on borrowings under the revolving credit facility is one-month LIBOR plus 220 basis points with no minimum LIBOR floor and there is $167,000 outstanding as of June 30, 2019. Interest on five Prospect Capital InterNotes® is three-month LIBOR plus a range of 300 to 350 basis points with no minimum LIBOR floor. The Convertible Notes, Public Notes and remaining Prospect Capital InterNotes® bear interest at fixed rates.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in Subordinated Structured Notes) to our loan portfolio and outstanding debt as of June 30, 2019, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Net Investment Income (1)
Up 300 basis points	$89,459	$48	$89,411	$71,529
Up 200 basis points	57,420	32	57,388	45,910
Up 100 basis points	25,382	16	25,366	20,293
Down 100 basis points	(23,972)	(42)	(23,930)	(19,144)
Down 200 basis points	(32,460)	(42)	(32,418)	(25,934)
Down 300 basis points	(34,238)	(42)	(34,196)	(27,357)

(1)	Includes the impact of income incentive fees. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of June 30, 2019, one and three month LIBOR was 2.40% and 2.32% respectively.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the year ended June 30, 2019, we did not engage in hedging activities.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Prospect Capital Corporation
New York, New York
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Prospect Capital Corporation and subsidiaries (the “Company”), including the consolidated schedules of investments, as of June 30, 2019 and 2018, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2019, and the related notes, including the financial highlights for each of the five years in the period ended June 30, 2019 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2019 and 2018, and the results of its operations, the changes in its net assets, and its cash flows for each of the three years in the period ended June 30, 2019, and its financial highlights for each of the five years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 27, 2019 expressed an unqualified opinion thereon.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of June 30, 2019 and 2018 by correspondence with the custodians, brokers and portfolio companies, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Investments
As described in Notes 2 and 3 to the consolidated financial statements, the Company's consolidated investments at fair value were $5,654 million at June 30, 2019. Investments were valued in accordance with ASC 820, Fair Value Measurement (“ASC 820”), which defines the fair value of investments as the price received upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market in which that investment is transacted. The Company’s investment portfolio is primarily comprised of privately held equity and debt instruments, all of which have been determined to be level 3 investments. Per ASC 820, level 3 investments utilize inputs that are unobservable and significant to the entire fair value measurement. The fair value of investments in equity and debt instruments is determined on a quarterly basis by the Board of Directors based on input from third-party valuation firms, management and the Audit Committee. The third-party valuation firms prepare independent valuations with a range of values for each investment based on their independent assessments.
We identified the valuation of investments as a critical audit matter. The principal considerations for our determination are: (i) the number of illiquid investment types in which the Company invests, including portfolio companies, collateralized loan obligations (“CLO”), real estate, and peer to peer loans, (ii) the use of various complex models to value these investments, and (iii) the use of significant unobservable inputs and assumptions in the valuation models. Auditing these complex models and management’s assumptions involved a high degree of auditor judgment and specialized skills and knowledge needed.
The primary procedures we performed to address this critical audit matter included:

•
Evaluating the reasonableness of management’s fair value estimates of investments by assessing management’s and the third-party valuation firms' models and assumptions used for each investment type, testing the accuracy and relevance of significant underlying data, and recalculating the fair value estimates for accuracy. Significant underlying data tested included audited and interim financial statements from portfolio companies containing revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) amounts, EBITDA adjustments, contracted cash flows based on loan terms, budgets, collateral detail, property net operating income, and relevant peer to peer loan details.

•
Utilizing BDO valuation specialists to assist in evaluating: (i) the appropriateness of valuation models, such as the market valuation or income approach, including discounted cash flow models or net asset value (“NAV”) analysis, (ii) whether assumptions used, including revenue or EBITDA multiples, discount rates, capitalization rates, projected loss rates and market yields for the different types of investments, were reasonable, and (iii) in performing independent fair value calculations for CLOs and peer to peer loans.

•	Testing the reasonableness of fair values determined by management against recent or subsequent transactions, where applicable.
CLO Interest Income Recognition
The Company’s interest income derived from CLOs listed as structured credit securities was $140 million for the year ended June 30, 2019. As described in Note 2 to the consolidated financial statements, interest income from investments in the “equity” class of securities of CLO funds is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows. For each CLO security, the estimate of future cash flow is generated using third-party cash flow models, modeled with the terms of the CLO and its structure, and assumptions such as default rate, prepayment rate, recovery rate, and reinvestment spread. The estimated future cash flows are used to estimate the effective yield that is applied to determine CLO interest income. Management of the Company monitors the expected cash inflows from the Company’s CLO equity investments, including the expected residual payments. The effective yield is determined and updated quarterly.
We identified CLO interest income recognition as a critical audit matter. The principal considerations for our determination are the high degree of subjectivity and complexity in auditing management’s judgments relating to the various assumptions used in the future cash flow models, which are then used to allocate interest income to the “equity” class of the CLO.

The primary procedures we performed to address this critical audit matter included:

•
Utilizing BDO valuation specialists to assist in evaluating the reasonableness and appropriateness of management’s significant assumptions used to estimate projected future cash flows from CLOs such as assumptions related to default rate, prepayment rate, recovery rate, and reinvestment spread.

•
Testing CLO interest income through: (i) observation of management’s regeneration of future cash flows using their third-party cash flow engine, (ii) recalculation of management’s accretable yield and resulting income from respective cash flow runs, and (iii) testing management’s assumptions by recalculating and independently corroborating management provided inputs, including call dates, CLO manager specific default rates, and recovery rates to external sources and confirmations received directly from the underlying collateral managers.

•
Evaluating the reasonableness of CLO projected cash flows against actual cash collections, where applicable. Evaluating significant variances, if any, to determine whether the methodology and assumptions utilized were appropriate.

/s/ BDO USA, LLP
BDO USA, LLP
We have served as the Company’s auditor since 2005.

New York, New York
August 27, 2019

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	June 30, 2019	June 30, 2018

Assets
Investments at fair value:
Control investments (amortized cost of $2,385,806 and $2,300,526, respectively)	$2,475,924	$2,404,326
Affiliate investments (amortized cost of $177,616 and $55,637, respectively)	76,682	58,436
Non-control/non-affiliate investments (amortized cost of $3,368,880 and $3,475,295, respectively)	3,100,947	3,264,517
Total investments at fair value (amortized cost of $5,932,302 and $5,831,458, respectively)	5,653,553	5,727,279
Cash	107,098	83,758
Receivables for:
Interest, net	26,504	19,783
Other	3,326	1,867
Due from broker	—	3,029
Prepaid expenses	1,053	984
Due from Affiliate	—	88
Deferred financing costs on Revolving Credit Facility (Note 4)	8,529	2,032
Total Assets	5,800,063	5,838,820

Liabilities
Revolving Credit Facility (Notes 4 and 8)	167,000	37,000
Convertible Notes (less unamortized discount and debt issuance costs of $13,867 and $13,074, respectively) (Notes 5 and 8)	739,997	809,073
Prospect Capital InterNotes® (less unamortized debt issuance costs of $12,349 and $11,998, respectively) (Notes 7 and 8)	695,350	748,926
Public Notes (less unamortized discount and debt issuance costs of $13,826 and $11,007, respectively) (Notes 6 and 8)	780,548	716,810
Due to Prospect Capital Management (Note 13)	46,525	49,045
Interest payable	34,104	33,741
Dividends payable	22,028	21,865
Due to broker	—	6,159
Accrued expenses	5,414	5,426
Due to Prospect Administration (Note 13)	1,885	2,212
Other liabilities	937	1,516
Total Liabilities	2,493,788	2,431,773
Commitments and Contingencies (Note 3)
Net Assets	$3,306,275	$3,407,047

Components of Net Assets
Common stock, par value $0.001 per share (1,000,000,000 common shares authorized; 367,131,025 and 364,409,938 issued and outstanding, respectively) (Note 9)	$367	$364
Paid-in capital in excess of par (Note 9)	4,039,872	4,021,541
Total distributable earnings (loss)	(733,964)	(614,858)
Net Assets	$3,306,275	$3,407,047
Net Asset Value Per Share (Note 16)	$9.01	$9.35

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended June 30,
	2019	2018	2017
Investment Income
Interest income:
Control investments	$211,212	$195,487	$177,496
Affiliate investments	943	553	297
Non-control/non-affiliate investments	271,907	285,473	342,696
Structured credit securities	140,054	125,499	148,228
Total interest income	624,116	607,012	668,717
Dividend income:
Control investments	34,127	11,279	5,250
Affiliate investments	659	—	—
Non-control/non-affiliate investments	1,243	1,767	429
Total dividend income	36,029	13,046	5,679
Other income:
Control investments	36,011	15,080	11,470
Non-control/non-affiliate investments	7,611	22,707	15,180
Total other income (Note 10)	43,622	37,787	26,650
Total Investment Income	703,767	657,845	701,046
Operating Expenses
Base management fee (Note 13)	121,833	118,046	122,874
Income incentive fee (Note 13)	78,215	71,713	76,520
Interest and credit facility expenses	157,231	155,039	164,848
Allocation of overhead from Prospect Administration (Note 13)	14,837	10,031	13,246
Audit, compliance and tax related fees	5,014	5,539	5,088
Directors’ fees	457	450	454
Excise tax	—	—	(1,100)
Other general and administrative expenses	13,321	10,177	13,034
Total Operating Expenses	390,908	370,995	394,964
Net Investment Income	312,859	286,850	306,082
Net Realized and Change in Unrealized Gains (Losses) from Investments
Net realized gains (losses)
Control investments	14,309	13	(65,915)
Affiliate investments	—	(13,351)	137
Non-control/non-affiliate investments	375	(5,126)	(30,528)
Net realized gains (losses)	14,684	(18,464)	(96,306)
Net change in unrealized (losses) gains
Control investments	5,105	55,670	86,817
Affiliate investments	(35,449)	25,671	553
Non-control/non-affiliate investments	(144,225)	(42,270)	(37,229)
Net change in unrealized (losses) gains	(174,569)	39,071	50,141
Net Realized and Change in Unrealized (Losses) Gains from Investments	(159,885)	20,607	(46,165)
Net realized losses on extinguishment of debt	(8,487)	(7,594)	(7,011)
Net Increase in Net Assets Resulting from Operations	$144,487	$299,863	$252,906
Net increase in net assets resulting from operations per share	$0.39	$0.83	$0.70
Dividends declared per share	$(0.72)	$(0.77)	$(1.00)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)

	Common Stock
	Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)	Total Net Assets
Balance as of June 30, 2016	357,107,231	$357	$3,967,397	$(531,837)	$3,435,917
Net Increase in Net Assets Resulting from Operations:
Net investment income				306,082	306,082
Net realized losses				(103,317)	(103,317)
Net change in net unrealized gains				50,141	50,141
Distributions to Shareholders:					—
Distributions from earnings				(358,987)	(358,987)
Value of shares issued through reinvestment of dividends	2,969,702	3	25,113		25,116
Tax reclassifications of net assets (Note 12)			(1,193)	1,193	—
Total increase (decrease) for the year ended June 30, 2017	2,969,702	3	23,920	(104,888)	(80,965)
Balance as of June 30, 2017	360,076,933	$360	$3,991,317	$(636,725)	$3,354,952
Net Increase in Net Assets Resulting from Operations:
Net investment income				286,850	286,850
Net realized losses				(26,058)	(26,058)
Net change in net unrealized gains				39,071	39,071
Distributions to Shareholders:					—
Distributions from earnings				(277,224)	(277,224)
Value of shares issued through reinvestment of dividends	4,333,005	4	29,452		29,456
Tax reclassifications of net assets (Note 12)			772	(772)	—
Total increase for the year ended June 30, 2018	4,333,005	4	30,224	21,867	52,095
Balance as of June 30, 2018	364,409,938	$364	$4,021,541	$(614,858)	$3,407,047
Net Increase in Net Assets Resulting from Operations:
Net investment income				312,859	312,859
Net realized gains				6,197	6,197
Net change in net unrealized losses				(174,569)	(174,569)
Distributions to Shareholders:					—
Distributions from earnings				(263,624)	(263,624)
Value of shares issued through reinvestment of dividends	2,721,087	3	18,362		18,365
Tax reclassifications of net assets (Note 12)			(31)	31	—
Total increase (decrease) for the year ended June 30, 2019	2,721,087	3	18,331	(119,106)	(100,772)
Balance as of June 30, 2019	367,131,025	$367	$4,039,872	$(733,964)	$3,306,275
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

	Year Ended June 30,
	2019	2018	2017
Operating Activities
Net increase in net assets resulting from operations	$144,487	$299,863	$252,906
Net realized losses on extinguishment of debt	8,487	7,594	7,011
Net realized losses (gains) on investments	(14,684)	18,464	96,306
Net change in unrealized losses (gains) on investments	174,569	(39,071)	(50,141)
Amortization of discounts, net	(9,595)	31,005	88,827
Accretion of discount on Public Notes (Note 6)	667	226	269
Amortization of deferred financing costs	10,837	12,063	13,013
Payment-in-kind interest	(43,635)	(9,404)	(17,808)
Structuring fees	(4,240)	(13,959)	(12,929)
Change in operating assets and liabilities:
Payments for purchases of investments	(656,668)	(1,707,294)	(1,458,733)
Proceeds from sale of investments and collection of investment principal	627,978	1,831,286	1,413,882
(Decrease) increase in due to broker	(6,159)	(44,212)	49,414
(Decrease) increase in due to Prospect Capital Management	(2,520)	796	(5,900)
Decrease (increase) in due from broker	3,029	(3,029)	—
(Increase) decrease in interest receivable, net	(6,721)	(10,224)	2,568
Increase (decrease) in interest payable	363	(4,889)	(2,174)
(Decrease) increase in accrued expenses	(12)	1,046	2,121
(Decrease) in other liabilities	(578)	(581)	(1,536)
(Increase) in other receivables	(1,459)	(943)	(756)
Decrease (increase) in due from affiliate	88	(74)	(14)
(Increase) decrease in prepaid expenses	(69)	141	(270)
(Decrease) increase in due to Prospect Administration	(327)	302	145
Net Cash Provided by Operating Activities	223,838	369,106	376,201
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	1,178,154	810,000	635,000
Principal payments under Revolving Credit Facility (Note 4)	(1,048,154)	(773,000)	(635,000)
Issuances of Public Notes, net of original issue discount (Note 6)	220,092	125,000	37,466
Repurchase of Public Notes (Note 6)	(153,536)	(146,464)	—
Redemptions of Convertible Notes (Note 5)	(271,258)	(234,506)	(366,433)
Issuance of Convertible Notes (Note 5)	201,250	103,500	225,000
Issuances of Prospect Capital InterNotes® (Note 7)	236,971	76,297	138,882
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(290,196)	(295,867)	(67,196)
Financing costs paid	(28,725)	(12,480)	(10,012)
Dividends paid	(245,096)	(255,911)	(333,623)
Net Cash Used in Financing Activities	(200,498)	(603,431)	(375,916)

Net Increase (Decrease) in Cash	23,340	(234,325)	285
Cash at beginning of year	83,758	318,083	317,798
Cash at End of year	$107,098	$83,758	$318,083
Supplemental Disclosures
Cash paid for interest	$145,364	$147,639	$153,740
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$18,365	$29,456	$25,116
Cost basis of investments written off as worthless	$371	$20,316	$86,605

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

CP Energy Services Inc.(20)	Energy Equipment & Services	Senior Secured Term Loan (13.60% (LIBOR + 11.00% with 1.00% LIBOR floor), due 12/29/2022)(11)	12/29/2017	$35,048	$35,048	$35,048	1.1%
		Senior Secured Term Loan A to Spartan Energy Services, LLC (10.44% (LIBOR + 8.00% with 1.00% LIBOR floor), due 12/2/2019)(13)	10/20/2014	13,156	13,156	13,156	0.4%
		Senior Secured Term Loan B to Spartan Energy Services, LLC (16.44% PIK (LIBOR + 14.00% with 1.00% LIBOR floor), due 12/2/2019)(13)(46)	10/20/2014	21,243	21,243	21,243	0.6%
		Series B Convertible Preferred Stock (16.00%, 790 shares)(16)	10/30/2015		63,225	63,225	1.9%
		Common Stock (102,924 shares)(16)	8/2/2013		81,203	6,259	0.2%
					213,875	138,931	4.2%
Credit Central Loan Company, LLC(21)	Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2024)(14)(46)	6/24/2014	55,899	52,579	55,899	1.7%
		Class A Units (10,640,642 units)(14)(16)	6/24/2014		13,731	15,518	0.5%
		Net Revenues Interest (25% of Net Revenues)(14)(16)	1/28/2015		—	—	—%
					66,310	71,417	2.2%
Echelon Transportation, LLC	Aerospace & Defense	Senior Secured Term Loan (12.25% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(13)(46)	3/31/2014	36,778	36,778	36,778	1.1%
		Senior Secured Term Loan (11.50% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 1.00% PIK, due 12/7/2024)(13)(46)	12/9/2016	18,063	18,063	18,063	0.5%
		Membership Interest (100%)(16)	3/31/2014		22,738	34,860	1.1%
					77,579	89,701	2.7%
First Tower Finance Company LLC(23)	Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 10.50% PIK, due 6/24/2024)(14)(46)	6/24/2014	277,411	277,411	277,411	8.4%
		Class A Units (95,709,910 units)(14)(16)	6/24/2014		81,146	216,625	6.6%
					358,557	494,036	15.0%
Freedom Marine Solutions, LLC(24)	Energy Equipment & Services	Membership Interest (100%)(16)	10/1/2009		43,892	14,920	0.5%
					43,892	14,920	0.5%
InterDent, Inc. (52)	Health Care Providers & Services	Senior Secured Term Loan A/B (2.66% (LIBOR + 0.25% with 0.75% LIBOR floor), due 9/5/2020)(13)	8/1/2018	14,000	14,000	14,000	0.4%
		Senior Secured Term Loan A (7.91% (LIBOR + 5.50% with 0.75% LIBOR floor), due 9/5/2020)(13)	8/3/2012	77,994	77,994	77,994	2.4%
		Senior Secured Term Loan B (16.00% PIK, due 9/5/2020)(46)	8/3/2012	116,111	116,111	116,111	3.5%
		Senior Secured Term Loan C (18.00% PIK, in non-accrual status effective 10/1/2018, due 9/5/2020)	3/22/2018	40,873	35,766	16,771	0.5%
		Senior Secured Term Loan D (1.00% PIK, in non-accrual status effective 10/1/2018, due 9/5/2020)	9/19/2018	5,039	5,001	—	—%
		Common Stock (99,900 shares)(16)	5/3/2019		1	—	—%
					248,873	224,876	6.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

MITY, Inc.(25)	Commercial Services & Supplies	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 1/30/2020)(3)(11)	9/19/2013	$26,250	$26,250	$26,250	0.8%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 6/30/2020)(3)(11)(46)	6/23/2014	29,586	29,586	20,652	0.6%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due 1/1/2028)(14)	9/19/2013	5,635	6,915	—	—%
		Common Stock (42,053 shares)(16)	9/19/2013		6,849	—	—%
					69,600	46,902	1.4%
National Property REIT Corp.(26)	Equity Real Estate Investment Trusts (REITs) / Online Lending	Senior Secured Term Loan A (6.50% (LIBOR + 3.50% with 3.00% LIBOR floor) plus 5.00% PIK, due 12/31/2023)(11)(46)	12/31/2018	433,553	433,553	433,553	13.1%
		Senior Secured Term Loan B (5.00% (LIBOR + 2.00% with 3.00% LIBOR floor) plus 5.50% PIK, due 12/31/2023)(11)(46)	12/31/2018	172,000	172,000	172,000	5.2%
		Residual Profit Interest (25% of Residual Profit)	12/31/2018		—	96,609	2.9%
		Common Stock (3,110,101 shares)	12/31/2018		163836	302,303	9.2%
					769,389	1,004,465	30.4%
Nationwide Loan Company LLC(27)	Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2020)(14)(46)	6/18/2014	18,616	18,616	18,616	0.6%
		Class A Units (32,456,159 units)(14)	1/31/2013		21,962	14,359	0.4%
					40,578	32,975	1.0%
NMMB, Inc.(28)	Media	Senior Secured Note (14.00%, due 5/6/2021)(3)	5/6/2011	3,114	3,114	3,114	0.1%
		Series A Preferred Stock (7,200 shares)(16)	12/12/2013		7,200	11,788	0.3%
		Series B Preferred Stock (5,669 shares)(16)	12/12/2013		5,669	9,281	0.3%
					15,983	24,183	0.7%
Pacific World Corporation(40)	Personal Products	Revolving Line of Credit – $26,000 Commitment (9.66% (LIBOR + 7.25% with 1.00% LIBOR floor), due 9/26/2020)(13)(15)	9/26/2014	20,825	20,469	20,825	0.6%
		Senior Secured Term Loan A (7.66% PIK (LIBOR + 5.25% with 1.00% LIBOR floor), in non-accrual status effective 10/24/2018, due 9/26/2020)(13)	12/31/2014	101,186	96,000	91,602	2.8%
		Senior Secured Term Loan B (11.66% PIK (LIBOR + 9.25% with 1.00% LIBOR floor), in non-accrual status effective 5/21/2018, due 9/26/2020)(13)	12/31/2014	110,116	96,500	—	—%
		Convertible Preferred Equity (166,666 shares)(16)	6/15/2018		25,000	—	—%
		Common Stock (6,778,414 shares)(16)	9/29/2017		—	—	—%
					237,969	112,427	3.4%
R-V Industries, Inc.	Machinery	Senior Subordinated Note (11.32% (LIBOR + 9.00% with 1.00% LIBOR floor), due 3/31/2022)(3)(11)	6/12/2013	28,622	28,622	28,622	0.9%
		Common Stock (745,107 shares)(16)	6/26/2007		6,866	5,002	0.1%
					35,488	33,624	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(47)

Universal Turbine Parts, LLC(54)	Trading Companies & Distributors	Delayed Draw Term Loan – $5,000 Commitment (10.25% (LIBOR + 7.75% with 2.50% LIBOR floor), due 9/30/2020)(13)(15)	2/28/2019	$—	$—	$—	—%
		Senior Secured Term Loan A (8.36% (LIBOR + 5.75% with 1.00% LIBOR floor), due 7/22/2021)(11)	7/22/2016	30,713	30,713	28,043	0.8%
		Senior Secured Term Loan B (14.36% PIK (LIBOR + 11.75% with 1.00% LIBOR floor), in non-accrual status effective 7/1/2018, due 7/22/2021)(11)	7/22/2016	36,144	32,500	—	—%
		Common Stock (10,000 units)(16)	12/10/2018		—	—	—%
					63,213	28,043	0.8%
USES Corp.(30)	Commercial Services & Supplies	Senior Secured Term Loan A (9.00% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	3/31/2014	44,134	35,101	15,725	0.5%
		Senior Secured Term Loan B (15.50% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	3/31/2014	55,955	35,568	—	—%
		Common Stock (268,962 shares)(16)	6/15/2016		—	—	—%
					70,669	15,725	0.5%
Valley Electric Company, Inc.(31)	Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2024)(3)(11)(46)	12/31/2012	10,430	10,430	10,430	0.3%
		Senior Secured Note (8.00% plus 10.00% PIK, due 6/23/2024)(46)	6/24/2014	33,301	33,301	33,301	1.0%
		Consolidated Revenue Interest (2.0%)(38)	6/22/2018		—	3,032	0.1%
		Common Stock (50,000 shares)	12/31/2012		26,204	96,922	2.9%
					69,935	143,685	4.3%
Wolf Energy, LLC(32)	Energy Equipment & Services	Membership Interest (100%)(16)	7/1/2014		—	—	—%
		Membership Interest in Wolf Energy Services Company, LLC (100%)(16)	3/14/2017		3,896	—	—%
		Net Profits Interest (8% of Equity Distributions)(4)(16)	4/15/2013		—	14	—%
					3,896	14	—%
Total Control Investments (Level 3)					$2,385,806	$2,475,924	74.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Affiliate Investments (5.00% to 24.99% voting control)(48)

Edmentum Ultimate Holdings, LLC(22)	Diversified Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00% PIK, due 12/9/2021)(15)(46)	6/9/2015	$8,159	$8,159	$8,159	0.2%
		Unsecured Senior PIK Note (8.50% PIK, due 12/9/2021)(46)	6/9/2015	8,189	8,189	8,189	0.2%
		Unsecured Junior PIK Note (10.00% PIK, in non-accrual status effective 1/1/2017, due 12/9/2021)	6/9/2015	38,936	23,829	24,869	0.8%
		Class A Units (370,964 units)(16)	6/9/2015		6,577	—	—%
					46,754	41,217	1.2%
Nixon, Inc.(39)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)(16)	5/12/2017		—	—	—%
					—	—	—%
Targus Cayman HoldCo Limited(33)	Textiles, Apparel & Luxury Goods	Common Stock (7,383,395 shares)	5/24/2011		3,771	16,599	0.5%
					3,771	16,599	0.5%
United Sporting Companies, Inc.(18)	Distributors	Second Lien Term Loan (13.40% (LIBOR + 11.00% with 1.75% LIBOR floor) plus 2.00% PIK, in non-accrual status effective 4/1/2017, due 11/16/2019)(13)	9/28/2012	168,052	127,091	18,866	0.6%
		Common Stock (218,941 shares)(16)	5/2/2017		—	—	—%
					127,091	18,866	0.6%
Total Affiliate Investments (Level 3)					$177,616	$76,682	2.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8TH Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan (10.17% (LIBOR + 7.75%), due 10/1/2026)(3)(8)(13)	10/10/2018	$25,000	$24,829	$24,829	0.8%
					24,829	24,829	0.8%
ACE Cash Express, Inc.	Consumer Finance	Senior Secured Note (12.00%, due 12/15/2022)(8)(14)	12/15/2017	23,000	22,333	20,555	0.6%
					22,333	20,555	0.6%
AgaMatrix, Inc.	Health Care Equipment & Supplies	Senior Secured Term Loan (11.33% (LIBOR + 9.00% with 1.25% LIBOR floor), due 9/29/2022)(3)(11)	9/29/2017	33,673	33,673	34,010	1.0%
					33,673	34,010	1.0%
AmeriLife Group, LLC	Insurance	Second Lien Term Loan (11.40% (LIBOR + 9.00%), due 6/11/2027(8)(13)	6/24/2019	10,000	10,000	10,000	0.3%
					10,000	10,000	0.3%
Apidos CLO IX	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 7/15/2023)(5)(14)(17)	7/11/2012	23,525	21	26	—%
					21	26	—%
Apidos CLO XI	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 9.96%, due 10/17/2028)(5)(14)	1/17/2013	40,500	33,572	27,982	0.8%
					33,572	27,982	0.8%
Apidos CLO XII	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 15.45%, due 4/15/2031)(5)(14)	4/18/2013	52,203	36,307	29,123	0.9%
					36,307	29,123	0.9%
Apidos CLO XV	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.77%, due 4/21/2031)(5)(14)	10/16/2013	48,515	37,777	29,018	0.9%
					37,777	29,018	0.9%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 9.95%, due 10/20/2027)(5)(6)(14)	10/14/2015	31,350	28,691	24,948	0.8%
					28,691	24,948	0.8%
Ark-La-Tex Wireline Services, LLC	Energy Equipment & Services	Escrow Receivable	4/8/2014		—	—	—%
					—	—	—%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	Revolving Line of Credit – $6,000 Commitment (11.34% (LIBOR + 8.75% with 2.00% LIBOR floor), due 2/21/2020)(11)(15)	2/21/2013	4,000	4,000	3,955	0.1%
		Senior Term Loan (11.34% (LIBOR + 8.75% with 2.00% LIBOR floor), due 2/21/2020)(3)(11)	2/21/2013	74,327	74,327	73,495	2.2%
					78,327	77,450	2.3%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.58%, due 7/20/2029)(5)(6)(14)	6/14/2018	83,098	51,040	39,031	1.2%
					51,040	39,031	1.2%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	Senior Secured Note (10.83% (LIBOR + 8.50% with 1.25% LIBOR floor), due 12/02/2022)(3)(11)	12/4/2017	190,678	190,678	189,725	5.7%
					190,678	189,725	5.7%
Brookside Mill CLO Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 8.36%, due 1/17/2028)(5)(14)	5/23/2013	36,300	18,560	13,611	0.4%
					18,560	13,611	0.4%
California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 10.96%, due 10/16/2028)(5)(14)	5/8/2012	58,915	41,808	34,672	1.0%
					41,808	34,672	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Candle-Lite Company, LLC	Household Products	Senior Secured Term Loan A (8.03% (LIBOR + 5.50% with 1.25% LIBOR floor), due 1/23/2023)(3)(11)	1/23/2018	$12,188	$12,188	$12,188	0.4%
		Senior Secured Term Loan B (12.03% (LIBOR + 9.50% with 1.25% LIBOR floor), due 1/23/2023)(3)(11)	1/23/2018	12,500	12,500	12,500	0.4%
					24,688	24,688	0.8%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan (10.65% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(8)(13)	10/7/2014	98,982	98,705	98,982	3.0%
					98,705	98,982	3.0%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 20.73%, due 4/30/2031)(5)(14)	5/10/2018	24,870	14,748	12,920	0.4%
					14,748	12,920	0.4%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 21.84%, due 7/15/2030)(5)(6)(14)	6/29/2018	25,534	17,282	18,293	0.6%
					17,282	18,293	0.6%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 15.47%, due 10/20/2029)(5)(6)(14)	9/13/2016	32,200	33,812	27,918	0.8%
					33,812	27,918	0.8%
CCPI Inc.(19)	Electronic Equipment, Instruments & Components	Escrow Receivable	2/28/2019	—	—	2,239	0.1%
					—	2,239	0.1%
CCS-CMGC Holdings, Inc.	Health Care Providers & Services	First Lien Term Loan (7.90% (LIBOR + 5.50%), due 10/1/2025)(3)(8)(13)	5/23/2019	4,987	4,865	4,865	0.2%
		Second Lien Term Loan (11.40% (LIBOR + 9.00%), due 10/1/2026)(3)(8)(13)	10/12/2018	35,000	34,362	34,362	1.0%
					39,227	39,227	1.2%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 13.77%, due 7/27/2030)(5)(6)(14)	6/18/2014	49,552	38,392	29,335	0.9%
					38,392	29,335	0.9%
Cent CLO 21 Limited	Structured Finance	Rated Secured Structured Note - Class E (11.23% (LIBOR + 8.65%), due 7/27/2030)(6)(11)(14)(37)	7/27/2018	10,591	9,997	10,569	0.3%
					9,997	10,569	0.3%
Centerfield Media Holding Company(35)	IT Services	Senior Secured Term Loan A (9.60% (LIBOR + 7.00% with 2.00% LIBOR floor), due 1/17/2022)(3)(11)	1/17/2017	73,474	73,474	73,474	2.2%
		Senior Secured Term Loan B (15.10% (LIBOR + 12.50% with 2.00% LIBOR floor), due 1/17/2022)(11)	1/17/2017	78,100	78,100	78,100	2.4%
					151,574	151,574	4.6%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.98%, due 4/24/2031)(5)(14)	4/5/2018	44,100	29,748	25,748	0.8%
					29,748	25,748	0.8%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 16.76%, due 4/28/2031)(5)(6)(14)	11/14/2013	45,500	32,654	28,569	0.9%
					32,654	28,569	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.92%, due 10/17/2030)(5)(6)(14)	9/3/2014	$44,467	$30,860	$24,709	0.7%
					30,860	24,709	0.7%
CIFC Funding 2014-V, Ltd.	Structured Finance	Rated Secured Structured Note - Class F (11.09% (LIBOR + 8.50%), due 10/17/2031)(6)(11)(14)(37)	9/27/2018	10,250	9,958	10,248	0.3%
					9,958	10,248	0.3%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.63%, due 10/21/2028)(5)(6)(14)	12/21/2016	34,000	31,333	29,989	0.9%
					31,333	29,989	0.9%
Cinedigm DC Holdings, LLC	Entertainment	Senior Secured Term Loan (11.53% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(11)(46)	2/28/2013	16,178	16,128	16,178	0.5%
					16,128	16,178	0.5%
Class Valuation, LLC (f/k/a Class Appraisal, LLC)	Real Estate Management & Development	Revolving Line of Credit – $1,500 Commitment (10.58% (LIBOR + 8.25% with 1.50% LIBOR floor), due 3/12/2020)(11)(15)	3/12/2018	—	—	—	—%
		Senior Secured Term Loan (10.58% (LIBOR + 8.25% with 1.50% LIBOR floor), due 3/10/2023)(3)(11)	3/12/2018	38,852	38,852	38,852	1.2%
					38,852	38,852	1.2%
Columbia Cent CLO 27 Limited	Structured Finance	Rated Secured Structured Note - Class E (10.87% (LIBOR + 8.29%), due 10/25/2028)(11)(14)(37)	10/25/2018	7,450	7,235	7,436	0.2%
					7,235	7,436	0.2%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 16.18%, due 10/25/2028)(5)(14)	1/15/2014	40,275	22,206	23,808	0.7%
					22,206	23,808	0.7%
Coverall North America, Inc.	Commercial Services & Supplies	Senior Secured Term Loan A (8.60% (LIBOR + 6.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	11/2/2015	8,475	8,475	8,475	0.3%
		Senior Secured Term Loan B (13.60% (LIBOR + 11.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	11/2/2015	23,375	23,375	23,375	0.7%
					31,850	31,850	1.0%
CP VI Bella Midco	IT Services	Second Lien Term Loan (9.15% (LIBOR + 6.75%), due 12/29/2025)(3)(8)(13)	12/28/2017	15,750	15,703	15,703	0.5%
					15,703	15,703	0.5%
Digital Room, LLC	Commercial Services & Supplies	First Lien Term Loan (7.40% (LIBOR + 5.00%), due 5/21/2026)(3)(8)(13)	5/29/2019	10,000	9,852	10,000	0.3%
		Second Lien Term Loan (11.40% (LIBOR + 9.00%), due 5/21/2027)(3)(8)(13)	5/30/2019	70,000	70,000	70,000	2.1%
					79,852	80,000	2.4%
Dunn Paper, Inc.	Paper & Forest Products	Second Lien Term Loan (11.15% (LIBOR + 8.75% with 1.00% LIBOR floor), due 8/26/2023)(3)(8)(13)	10/7/2016	11,500	11,361	11,500	0.3%
					11,361	11,500	0.3%
Dynatrace, LLC	Software	Second Lien Term Loan (9.40% (LIBOR + 7.00%), due 8/23/2026)(3)(8)(13)	8/31/2018	2,735	2,729	2,735	0.1%
					2,729	2,735	0.1%
Easy Gardener Products, Inc.	Household Durables	Senior Secured Term Loan (12.60% (LIBOR + 10.00% with 0.25% LIBOR floor), due 09/30/2020)(3)(11)	10/2/2015	15,888	15,888	10,252	0.3%
					15,888	10,252	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Engine Group, Inc.(7)	Media	Senior Secured Term Loan (7.33% (LIBOR + 5.00% with 1.00% LIBOR floor), due 9/15/2022)(8)(11)	9/25/2017	$4,334	$4,334	$3,921	0.1%
		Second Lien Term Loan (11.33% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/15/2023)(3)(8)(11)	9/25/2017	35,000	35,000	30,580	0.9%
					39,334	34,501	1.0%
EXC Holdings III Corp	Technology Hardware, Storage & Peripherals	Second Lien Term Loan (10.10% (LIBOR + 7.50% with 1.00% LIBOR floor), due 12/01/2025)(3)(8)(11)	12/5/2017	12,500	12,400	12,400	0.4%
					12,400	12,400	0.4%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.11%, due 10/15/2030)(5)(14)	3/14/2013	50,525	36,037	28,398	0.9%
					36,037	28,398	0.9%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 9.63%, due 5/16/2031)(5)(14)	4/17/2018	24,575	16,644	12,275	0.4%
					16,644	12,275	0.4%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Rated Secured Structured Note - Class F (11.08% (LIBOR + 8.48%), due 7/15/2031)(6)(11)(14)(37)	7/16/2018	6,658	6,188	6,648	0.2%
					6,188	6,648	0.2%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 10.33%, due 7/15/2031)(5)(6)(14)	6/27/2014	39,905	29,850	19,976	0.6%
					29,850	19,976	0.6%
Global Tel*Link Corporation	Diversified Telecommunication Services	Second Lien Term Loan (10.65% (LIBOR + 8.25%), due 11/29/2026)(3)(8)(13)	12/4/2018	26,750	26,311	26,311	0.8%
					26,311	26,311	0.8%
GlobalTranz Enterprises, Inc.	Air Freight & Logistics	Second Lien Term Loan (10.64% (LIBOR + 8.25%), due 5/15/2027)(3)(8)(13)	5/15/2019	12,500	12,500	12,233	0.4%
					12,500	12,233	0.4%
H.I.G. ECI Merger Sub, Inc.	IT Services	Senior Secured Term Loan A (8.10% (LIBOR + 5.50% with 1.50% LIBOR floor), due 5/31/2023)(3)(11)	5/31/2018	44,240	44,240	44,240	1.3%
		Senior Secured Term Loan B (13.10% (LIBOR + 10.50% with 1.50% LIBOR floor), due 5/31/2023)(3)(11)	5/31/2018	29,900	29,900	28,843	0.9%
					74,140	73,083	2.2%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 8/15/2023)(5)(14)(17)	8/21/2012	23,188	3,786	—	—%
					3,786	—	—%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 4/15/2025)(5)(14)(17)	3/28/2013	40,400	19,984	5,563	0.2%
					19,984	5,563	0.2%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 4/18/2026)(5)(14)(17)	3/6/2014	24,500	11,822	4,243	0.1%
					11,822	4,243	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 4/28/2025)(5)(6)(14)(17)	4/28/2014	$41,164	$21,322	$3,921	0.1%
					21,322	3,921	0.1%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.87%, due 10/18/2027)(5)(6)(14)	9/3/2015	39,598	32,784	27,783	0.8%
					32,784	27,783	0.8%
HALYARD MD OPCO, LLC	Media	Revolving Line of Credit – $2,000 Commitment (10.33% (LIBOR + 8.00%), due 2/6/2020)(11)(15)	8/6/2018	—	—	—	—%
		First Lien Term Loan (10.33% (LIBOR + 8.00% with 2.00% LIBOR floor), due 8/6/2023)(3)(11)	8/6/2018	11,550	11,550	11,550	0.3%
					11,550	11,550	0.3%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 19.31%, due 7/18/2031)(5)(6)(14)	6/10/2015	19,025	13,507	12,690	0.4%
					13,507	12,690	0.4%
Help/Systems Holdings, Inc.	Software	Second Lien Term Loan (10.08% (LIBOR + 7.75%), due 3/27/2026)(3)(8)(11)	4/17/2018	12,499	12,457	12,457	0.4%
					12,457	12,457	0.4%
Inpatient Care Management Company, LLC	Health Care Providers & Services	Senior Secured Term Loan (10.60% (LIBOR + 8.00% with 1.00% LIBOR floor), due 6/8/2021)(3)(11)	6/8/2016	19,313	19,313	19,000	0.6%
					19,313	19,000	0.6%
Janus International Group, LLC	Building Products	Second Lien Term Loan (10.15% (LIBOR + 7.75% with 1.00% LIBOR floor), due 2/12/2026)(3)(8)(13)	2/22/2018	20,000	19,842	19,842	0.6%
					19,842	19,842	0.6%
JD Power and Associates	Capital Markets	Second Lien Term Loan (10.90% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/7/2024)(3)(8)(13)	9/16/2016	25,222	25,084	25,222	0.8%
					25,084	25,222	0.8%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 13.08%, due 10/20/2031)(5)(6)(14)	7/28/2015	23,594	18,306	12,172	0.4%
					18,306	12,172	0.4%
K&N Parent, Inc.	Auto Components	Second Lien Term Loan (11.15% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/21/2024)(3)(8)(13)	10/20/2016	25,887	25,450	25,450	0.8%
					25,450	25,450	0.8%
Keystone Acquisition Corp.(36)	Health Care Providers & Services	Second Lien Term Loan (11.58% (LIBOR + 9.25% with 1.00% LIBOR floor), due 5/1/2025)(3)(8)(11)	5/18/2017	50,000	50,000	50,000	1.5%
					50,000	50,000	1.5%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.10%, due 7/21/2031)(5)(14)	7/11/2013	49,934	27,938	20,663	0.6%
					27,938	20,663	0.6%
Madison Park Funding IX, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 8/15/2022)(5)(14)(17)	7/18/2012	43,110	1,949	1,109	—%
					1,949	1,109	—%
Maverick Healthcare Equity, LLC	Health Care Providers & Services	Preferred Units (10.00%, 1,250,000 units)(16)	10/31/2007		—	—	—%
		Class A Common Units (1,250,000 units)(16)	10/31/2007		—	—	—%
					—	—	—%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

MedMark Services, Inc.(51)	Health Care Providers & Services	Second Lien Term Loan (10.77% (LIBOR + 8.25% with 1.00% LIBOR floor), due 3/1/2025)(3)(8)(13)	3/16/2018	$7,000	$6,943	$6,943	0.2%
					6,943	6,943	0.2%
Mobile Posse, Inc.	Media	First Lien Term Loan (10.83% (LIBOR + 8.50% with 2.00% LIBOR floor), due 4/3/2023)(3)(11)	4/3/2018	20,500	20,500	20,500	0.6%
					20,500	20,500	0.6%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 10.70%, due 10/15/2030)(5)(14)	5/1/2013	43,650	29,166	20,919	0.6%
					29,166	20,919	0.6%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 18.79%, due 7/15/2031)(5)(6)(14)	6/25/2015	47,830	29,152	31,107	0.9%
					29,152	31,107	0.9%
MRP Holdco, Inc.	Professional Services	Senior Secured Term Loan A (7.41% (LIBOR + 5.00% with 1.50% LIBOR floor), due 4/17/2024)(3)(13)	4/17/2018	53,963	53,963	53,963	1.6%
		Senior Secured Term Loan B (11.41% (LIBOR + 9.00% with 1.50% LIBOR floor), due 4/17/2024)(13)	4/17/2018	55,000	55,000	55,000	1.7%
					108,963	108,963	3.3%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.68%, due 7/19/2030)(5)(6)(14)	2/20/2013	42,064	33,148	26,239	0.8%
					33,148	26,239	0.8%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 16.97%, due 4/16/2031)(5)(6)(14)	8/17/2015	46,016	27,307	24,629	0.7%
					27,307	24,629	0.7%
Pearl Intermediate Parent LLC	Health Care Providers & Services	Second Lien Term Loan (8.65% (LIBOR + 6.25%), due 2/15/2026)(3)(8)(13)	2/28/2018	5,000	4,979	4,979	0.2%
					4,979	4,979	0.2%
PeopleConnect Intermediate, LLC	Interactive Media & Services	Revolving Line of Credit – $1,000 Commitment (12.10% (LIBOR + 9.50% with 1.00% LIBOR floor), due 7/1/2020)(11)(15)	7/1/2015	500	500	500	—%
		Senior Secured Term Loan A (9.10% (LIBOR + 6.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)	7/1/2015	17,741	17,741	17,741	0.5%
		Senior Secured Term Loan B (15.10% (LIBOR + 12.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)	7/1/2015	19,620	19,620	19,620	0.6%
					37,861	37,861	1.1%
PG Dental Holdings New Jersey, LLC	Health Care Providers & Services	Delayed Draw Term Loan – $5,000 Commitment (10.00% (LIBOR + 7.25% with 2.75% LIBOR floor), due 5/31/2024)(11)(15)	5/31/2019	—	—	—	—%
		Senior Secured Term Loan (10.00% (LIBOR + 7.25% with 2.75% LIBOR floor), due 5/31/2024)(3)(11)	5/31/2019	22,760	22,760	22,760	0.7%
					22,760	22,760	0.7%
PGX Holdings, Inc.	Diversified Consumer Services	Second Lien Term Loan (11.41% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(13)	9/29/2014	100,091	100,091	100,091	3.0%
					100,091	100,091	3.0%
PlayPower, Inc.	Leisure Products	First Lien Term Loan (7.90% (LIBOR + 5.50%), due 5/10/2026)(3)(8)(13)	5/16/2019	6,500	6,436	6,436	0.2%
					6,436	6,436	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Research Now Group, Inc. & Survey Sampling International LLC	Professional Services	First Lien Term Loan (8.08% (LIBOR + 5.50% with 1.00% LIBOR floor), due 12/20/2024)(3)(8)(13)	1/5/2018	$9,850	$9,440	$9,850	0.3%
		Second Lien Term Loan (12.08% (LIBOR + 9.50% with 1.00% LIBOR floor), due 12/20/2025)(3)(8)(13)	1/5/2018	50,000	47,176	49,850	1.5%
					56,616	59,700	1.8%
RGIS Services, LLC	Commercial Services & Supplies	Senior Secured Term Loan (10.08% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(3)(8)(11)	4/20/2017	4,407	4,237	3,659	0.1%
		Senior Secured Term Loan (10.02% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(3)(8)(11)	4/20/2017	5,021	4,828	4,169	0.1%
		Senior Secured Term Loan (9.90% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(3)(8)(13)	4/20/2017	10,136	9,746	8,416	0.3%
					18,811	16,244	0.5%
RME Group Holding Company	Media	Senior Secured Term Loan A (8.33% (LIBOR + 6.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	5/4/2017	28,396	28,396	28,302	0.8%
		Senior Secured Term Loan B (13.33% (LIBOR + 11.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	5/4/2017	22,599	22,599	22,431	0.7%
					50,995	50,733	1.5%
Rocket Software, Inc.	Software	Second Lien Term Loan (10.65% (LIBOR + 8.25%), due 11/27/2026)(3)(8)(13)	12/7/2018	50,000	49,537	49,537	1.5%
					49,537	49,537	1.5%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.39%, due 4/20/2031)(5)(6)(14)	5/15/2014	27,725	22,708	16,046	0.5%
					22,708	16,046	0.5%
Rosa Mexicano	Hotels, Restaurants & Leisure	Revolving Line of Credit – $1,000 Commitment (9.83% (LIBOR + 7.50% with 1.50% LIBOR floor), due 3/29/2023(11)(15)	3/29/2018	—	—	—	—%
		Senior Secured Term Loan (9.83% (LIBOR + 7.50% with 1.50% LIBOR floor), due 3/29/2023(3)(11)	3/29/2018	27,252	27,252	27,252	0.8%
					27,252	27,252	0.8%
SCS Merger Sub, Inc.	IT Services	Second Lien Term Loan (11.90% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/30/2023)(3)(8)(13)	11/6/2015	20,000	19,679	20,000	0.6%
					19,679	20,000	0.6%
Securus Technologies Holdings, Inc.	Communications Equipment	Second Lien Term Loan (10.58% (LIBOR + 8.25% with 1.00% LIBOR floor), due 11/01/2025)(3)(8)(11)	11/3/2017	50,662	50,503	48,760	1.5%
					50,503	48,760	1.5%
SEOTownCenter, Inc.	IT Services	Senior Secured Term Loan A (9.83% (LIBOR + 7.50% with 2.00% LIBOR floor), due 4/07/2023)(3)(11)	4/10/2018	26,000	26,000	26,000	0.8%
		Senior Secured Term Loan B (14.83% (LIBOR + 12.50% with 2.00% LIBOR floor), due 4/07/2023)(3)(11)	4/10/2018	19,000	19,000	19,000	0.6%
					45,000	45,000	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

SESAC Holdco II LLC	Entertainment	Second Lien Term Loan (9.65% (LIBOR + 7.25% with 1.00% LIBOR floor), due 2/23/2025)(3)(8)(13)	3/2/2017	$8,000	$7,955	$7,955	0.2%
					7,955	7,955	0.2%
SMG US Midco	Hotels, Restaurants & Leisure	Second Lien Term Loan (9.40% (LIBOR + 7.00%), due 1/23/2026)(3)(8)(13)	1/23/2018	7,500	7,485	7,485	0.2%
					7,485	7,485	0.2%
Sorenson Communications, LLC	Diversified Telecommunication Services	First Lien Term Loan (8.83% (LIBOR + 6.50%), due 4/29/2024(3)(11)	5/8/2019	10,000	9,923	9,923	0.3%
					9,923	9,923	0.3%
Spectrum Holdings III Corp	Health Care Equipment & Supplies	Second Lien Term Loan (9.40% (LIBOR + 7.00% with 1.00% LIBOR floor), due 1/31/2026)(3)(8)(13)	1/31/2018	7,500	7,469	7,144	0.2%
					7,469	7,144	0.2%
Strategic Materials	Household Durables	Second Lien Term Loan (10.33% (LIBOR + 7.75% with 1.00% LIBOR floor), due 11/1/2025)(3)(8)(11)	11/1/2017	7,000	6,945	5,523	0.2%
					6,945	5,523	0.2%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interests(43)	12/4/2006		—	—	—%
					—	—	—%
Sudbury Mill CLO Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 1/17/2026)(5)(14)(17)	12/5/2013	28,200	15,225	6,834	0.2%
					15,225	6,834	0.2%
Symphony CLO XIV Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 7/14/2026)(5)(6)(14)(17)	5/29/2014	49,250	31,246	18,847	0.6%
					31,246	18,847	0.6%
Symphony CLO XV, Ltd.	Structured Finance	Rated Secured Structured Note - Class F (11.28% (LIBOR + 8.68%), due 1/17/2032)(11)(14)(37)	12/24/2018	12,000	11,396	11,950	0.4%
					11,396	11,950	0.4%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 11.98%, due 1/17/2032)(5)(14)	11/17/2014	63,831	44,076	22,965	0.7%
					44,076	22,965	0.7%
TGP HOLDINGS III LLC	Household Durables	Second Lien Term Loan (10.83% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/25/2025)(8)(11)	10/3/2017	3,000	2,965	2,965	0.1%
					2,965	2,965	0.1%
TouchTunes Interactive Networks, Inc.	Entertainment	Second Lien Term Loan (10.68% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(3)(8)(13)	5/29/2015	12,194	12,138	12,194	0.4%
					12,138	12,194	0.4%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan (10.83% (LIBOR + 8.50% with 1.50% LIBOR floor), due 1/26/2023)(3)(11)	1/26/2018	172,815	172,815	171,271	5.2%
					172,815	171,271	5.2%
Transplace Holdings, Inc.	Transportation Infrastructure	Second Lien Term Loan (11.15% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/6/2025)(3)(8)(13)	10/5/2017	28,104	27,578	28,104	0.9%
					27,578	28,104	0.9%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Turning Point Brands, Inc.(42)	Tobacco	Second Lien Term Loan (9.40% (LIBOR + 7.00%), due 3/7/2024)(3)(8)(13)	2/17/2017	$14,500	$14,419	$14,500	0.4%
					14,419	14,500	0.4%
Universal Fiber Systems, LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan (11.91% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/02/2022)(3)(8)(13)	10/2/2015	37,000	36,657	36,657	1.1%
					36,657	36,657	1.1%
USG Intermediate, LLC	Leisure Products	Revolving Line of Credit – $2,000 Commitment (11.66% (LIBOR + 9.25% with 1.00% LIBOR floor), due 8/24/2019)(13)(15)	4/15/2015	800	800	800	—%
		Senior Secured Term Loan A (9.16% (LIBOR + 6.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(13)	4/15/2015	6,387	6,387	6,387	0.2%
		Senior Secured Term Loan B (14.16% (LIBOR + 11.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(13)	4/15/2015	19,245	19,245	19,245	0.6%
		Equity(16)	4/15/2015		1	—	—%
					26,433	26,432	0.8%
UTZ Quality Foods, LLC	Food Products	Second Lien Term Loan (9.65% (LIBOR + 7.25%), due 11/21/2025)(3)(8)(13)	11/21/2017	10,000	9,900	9,900	0.3%
					9,900	9,900	0.3%
VC GB Holdings, Inc.	Household Durables	Subordinated Secured Term Loan (10.40% (LIBOR + 8.00% with 1.00% LIBOR floor), due 2/28/2025)(3)(8)(13)	2/28/2017	3,720	3,493	3,720	0.1%
					3,493	3,720	0.1%
Venio LLC	Professional Services	Second Lien Term Loan (4.00% plus 10.10% PIK (LIBOR + 7.50% with 2.50% LIBOR floor), due 2/19/2020)(11)(46)	2/19/2014	24,382	22,519	21,515	0.7%
					22,519	21,515	0.7%
Voya CLO 2012-2, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	8/28/2012	38,070	450	516	—%
					450	516	—%
Voya CLO 2012-3, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	10/18/2012	46,632	—	516	—%
					—	516	—%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 10.37%, due 10/16/2028)(5)(14)	11/29/2012	40,613	31,046	27,193	0.8%
					31,046	27,193	0.8%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 13.21%, due 4/18/2031)(5)(6)(14)	3/13/2014	40,773	29,978	22,515	0.7%
					29,978	22,515	0.7%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.29%, due 10/20/2031)(5)(6)(14)	10/27/2016	28,100	27,265	21,003	0.6%
					27,265	21,003	0.6%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.44%, due 7/20/2030)(5)(6)(14)	7/12/2017	44,885	50,244	42,872	1.3%
					50,244	42,872	1.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

VT Topco, Inc.	Commercial Services & Supplies	Second Lien Term Loan (9.33% (LIBOR + 7.00%), due 8/17/2026)(3)(8)(11)	8/23/2018	$7,000	$6,969	$6,969	0.2%
					6,969	6,969	0.2%
Wink Holdco, Inc.	Insurance	Second Lien Term Loan (9.16% (LIBOR + 6.75% with 1.00% LIBOR floor), due 12/1/2025)(3)(8)(13)	12/1/2017	3,000	2,988	2,988	0.1%
					2,988	2,988	0.1%
Total Non-Control/Non-Affiliate Investments (Level 3)					$3,368,880	$3,100,947	93.8%

Total Portfolio Investments (Level 3)					$5,932,302	$5,653,553	171.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

CCPI Inc.(19)	Ohio / Electronic Equipment, Instruments & Components	Senior Secured Term Loan A (10.00%, due 12/31/2020)(3)	12/13/2012	$2,881	$2,881	$2,881	0.1%
		Senior Secured Term Loan B (12.00% plus 7.00% PIK, due 12/31/2020)(3)(46)	12/13/2012	17,819	17,819	17,819	0.5%
		Common Stock (14,857 shares)(16)	12/13/2012		6,759	15,056	0.4%
					27,459	35,756	1.0%
CP Energy Services Inc.(20)	Oklahoma / Energy Equipment & Services	Senior Secured Term Loan (13.31% (LIBOR + 11.00% with 1.00% LIBOR floor), due 12/29/2022)(11)	12/29/2017	35,048	35,048	35,048	1.0%
		Series B Convertible Preferred Stock (16.00%, 790 shares)(16)	10/30/2015		63,225	63,225	1.9%
		Common Stock (102,924 shares)(16)	8/2/2013		81,203	24,988	0.7%
					179,476	123,261	3.6%
Credit Central Loan Company, LLC(21)	South Carolina / Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2024)(14)(46)	6/24/2014	51,855	47,496	51,855	1.5%
		Class A Units (10,640,642 units)(14)(16)	6/24/2014		13,731	23,196	0.7%
		Net Revenues Interest (25% of Net Revenues)(14)(16)	1/28/2015		—	1,626	0.1%
					61,227	76,677	2.3%
Echelon Transportation, LLC (f/k/a Echelon Aviation, LLC)	New York / Aerospace & Defense	Senior Secured Term Loan (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(13)(46)	3/31/2014	31,055	31,055	31,055	0.9%
		Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 1.00% PIK, due 12/7/2024)(13)(46)	12/9/2016	16,044	16,044	16,044	0.5%
		Membership Interest (100%)(16)	3/31/2014		22,738	35,179	1.0%
					69,837	82,278	2.4%
First Tower Finance Company LLC(23)	Mississippi / Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 10.00% PIK, due 6/24/2019)(14)(46)	6/24/2014	273,066	273,066	273,066	8.0%
		Class A Units (95,709,910 units)(14)(16)	6/24/2014		81,146	169,944	5.0%
					354,212	443,010	13.0%
Freedom Marine Solutions, LLC(24)	Louisiana / Energy Equipment & Services	Membership Interest (100%)(16)	10/1/2009		43,592	13,037	0.4%
					43,592	13,037	0.4%
InterDent, Inc.(52)	California / Health Care Providers & Services	Senior Secured Term Loan A (7.59% (LIBOR + 5.50% with 0.75% LIBOR floor), due 12/31/2017, past due)(13)	8/3/2012	77,994	77,994	77,994	2.3%
		Senior Secured Term Loan B (8.34% (LIBOR + 6.25% with 0.75% LIBOR floor) plus 4.25% PIK, due 12/31/2017, past due)(13)	8/3/2012	131,558	131,558	119,627	3.5%
		Senior Secured Term Loan C (18.00% PIK, due on demand)(46)	3/22/2018	3,149	3,149	—	—%
		Warrants (to purchase 4,900 shares of Common Stock, expires 3/22/2030)(16)	2/23/2018		—	—	—%
					212,701	197,621	5.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

MITY, Inc.(25)	Utah / Commercial Services & Supplies	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 1/30/2020)(3)(11)	9/19/2013	$26,250	$26,250	$26,250	0.8%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 1/30/2020)(3)(11)(46)	6/23/2014	24,442	24,442	24,442	0.7%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due on demand)(14)	9/19/2013	5,563	7,200	5,563	0.1%
		Common Stock (42,053 shares)(16)	9/19/2013		6,849	2,639	0.1%
					64,741	58,894	1.7%
National Property REIT Corp.(26)	Various / Equity Real Estate Investment Trusts (REITs) / Online Lending	Senior Secured Term Loan A (6.00% (LIBOR + 4.00% with 2.00% LIBOR floor) plus 10.50% PIK, due 4/1/2019)(13)(46)	4/1/2014	293,203	293,203	293,203	8.6%
		Senior Secured Term Loan E (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 1.50% PIK, due 4/1/2019)(13)(46)	4/1/2014	226,180	226,180	226,180	6.7%
		Common Stock (3,042,393 shares)	12/31/2013		307,604	436,105	12.8%
		Net Operating Income Interest (5% of Net Operating Income)	12/31/2013		—	99,488	2.9%
					826,987	1,054,976	31.0%
Nationwide Loan Company LLC(27)	Illinois / Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2019)(14)(46)	6/18/2014	17,410	17,410	17,410	0.5%
		Class A Units (32,456,159 units)(14)(16)	1/31/2013		21,962	16,443	0.5%
					39,372	33,853	1.0%
NMMB, Inc.(28)	New York / Media	Senior Secured Note (14.00%, due 5/6/2021)(3)	5/6/2011	3,714	3,714	3,714	0.1%
		Senior Secured Note to Armed Forces Communications, Inc. (14.00%, due 5/6/2021)(3)	6/12/2014	4,900	4,900	4,900	0.2%
		Series A Preferred Stock (7,200 shares)(16)	12/12/2013		7,200	5,663	0.2%
		Series B Preferred Stock (5,669 shares)(16)	12/12/2013		5,669	4,458	0.1%
					21,483	18,735	0.6%
Pacific World Corporation(40)	California / Personal Products	Revolving Line of Credit – $26,000 Commitment (9.34% (LIBOR + 7.25% with 1.00% LIBOR floor), due 9/26/2020)(13)(15)	9/26/2014	20,825	20,825	20,825	0.6%
		Senior Secured Term Loan A (7.34% (LIBOR + 5.25% with 1.00% LIBOR floor), due 9/26/2020)(13)	12/31/2014	96,250	96,250	96,250	2.8%
		Senior Secured Term Loan B (11.34% PIK (LIBOR + 9.25% with 1.00% LIBOR floor), in non-accrual status effective 5/21/2018, due 9/26/2020)(13)	12/31/2014	96,500	96,500	47,945	1.4%
		Convertible Preferred Equity (100,000 shares)(16)	6/15/2018		15,000	—	—%
		Common Stock (6,778,414 shares)(16)	9/29/2017		—	—	—%
					228,575	165,020	4.8%
R-V Industries, Inc.	Pennsylvania / Machinery	Senior Subordinated Note (11.34% (LIBOR + 9.00% with 1.00% LIBOR floor), due 3/31/2022)(11)	6/12/2013	28,622	28,622	28,622	0.8%
		Common Stock (745,107 shares)(16)	6/26/2007		6,866	3,264	0.1%
					35,488	31,886	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company)(29)	Texas / Energy Equipment & Services	Series A Convertible Preferred Stock (6.50%, 99,000 shares)(16)	11/8/2013		$—	$2,194	0.1%
		Common Stock (100 shares)(16)	11/8/2013		—	—	—%
					—	2,194	0.1%
USES Corp.(30)	Texas / Commercial Services & Supplies	Senior Secured Term Loan A (9.00% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	3/31/2014	$36,964	31,601	16,319	0.5%
		Senior Secured Term Loan B (15.50% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	3/31/2014	47,866	35,568	—	—%
		Common Stock (268,962 shares)(16)	6/15/2016		—	—	—%
					67,169	16,319	0.5%
Valley Electric Company, Inc.(31)	Washington / Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2024)(3)(11)(46)	12/31/2012	10,430	10,430	10,430	0.3%
		Senior Secured Note (8.00% plus 10.00% PIK, due 6/23/2024)(46)	6/24/2014	27,781	27,781	27,781	0.8%
		Consolidated Revenue Interest (2.0%)	6/22/2018		—	—	—%
		Common Stock (50,000 shares)(16)	12/31/2012		26,204	12,586	0.4%
					64,415	50,797	1.5%
Wolf Energy, LLC(32)	Kansas / Energy Equipment & Services	Membership Interest (100%)(16)	7/1/2014		—	—	—%
		Membership Interest in Wolf Energy Services Company, LLC (100%)(16)	3/14/2017		3,792	—	—%
		Net Profits Interest (8% of Equity Distributions)(4)(16)	4/15/2013		—	12	—%
					3,792	12	—%
Total Control Investments (Level 3)					$2,300,526	$2,404,326	70.6%

Affiliate Investments (5.00% to 24.99% voting control)(50)

Edmentum Ultimate Holdings, LLC(22)	Minnesota / Diversified Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00%, due 12/9/2021)(15)	6/9/2015	$7,834	$7,834	$7,834	0.2%
		Unsecured Senior PIK Note (8.50% PIK, due 12/9/2021)(46)	6/9/2015	7,520	7,520	7,520	0.2%
		Unsecured Junior PIK Note (10.00% PIK, in non-accrual status effective 1/1/2017, due 12/9/2021)	6/9/2015	35,226	23,828	19,862	0.6%
		Class A Units (370,964 units)(16)	6/9/2015		6,577	—	—%
					45,759	35,216	1.0%
Nixon, Inc.(39)	California / Textiles, Apparel & Luxury Goods	Common Stock (857 units)(16)	5/12/2017		—	—	—%
					—	—	—%
Targus Cayman HoldCo Limited(33)	California / Textiles, Apparel & Luxury Goods	Common Stock (7,383,395 shares)(16)	5/24/2011		9,878	23,220	0.7%
					9,878	23,220	0.7%
Total Affiliate Investments (Level 3)					$55,637	$58,436	1.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

ACE Cash Express, Inc.	Texas / Consumer Finance	Senior Secured Note (12.00%, due 12/15/2022)(8)(14)	12/15/2017	$20,000	$19,733	$21,594	0.6%
					19,733	21,594	0.6%
AgaMatrix, Inc.	New Hampshire / Healthcare Equipment and Supplies	Senior Secured Term Loan (11.33% (LIBOR + 9.00% with 1.25% LIBOR floor), due 9/29/2022)(3)(11)	9/29/2017	35,815	35,815	35,815	1.1%
					35,815	35,815	1.1%
American Gilsonite Company(34)	Utah / Chemicals	Membership Interest (0.05%, 131 shares)(16)	3/14/2008		—	—	—%
					—	—	—%
Apidos CLO IX	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 7/15/2023)(5)(14)(17)	7/11/2012	23,525	21	76	—%
					21	76	—%
Apidos CLO XI	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 7.80%, due 1/17/2028)(5)(14)	1/17/2013	40,500	32,397	25,000	0.7%
					32,397	25,000	0.7%
Apidos CLO XII	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 15.35%, due 4/15/2031)(5)(14)	4/18/2013	52,203	35,014	26,518	0.8%
					35,014	26,518	0.8%
Apidos CLO XV	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.14%, due 4/20/2031)(5)(14)	10/16/2013	48,515	35,776	26,960	0.8%
					35,776	26,960	0.8%
Apidos CLO XXII	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.65%, due 10/20/2027)(5)(6)(14)	10/14/2015	31,350	27,496	25,047	0.7%
					27,496	25,047	0.7%
Ark-La-Tex Wireline Services, LLC	Louisiana / Energy Equipment & Services	Senior Secured Term Loan B (13.59% (LIBOR + 11.50% with 1.00% LIBOR floor), in non-accrual status effective 4/1/2016, due 4/8/2019)(13)	4/8/2014	25,595	1,145	787	—%
					1,145	787	—%
Armor Holding II LLC	New York / Commercial Services & Supplies	Second Lien Term Loan (11.10% (LIBOR + 9.00% with 1.25% LIBOR floor), due 12/26/2020)(3)(8)(13)	6/26/2018	7,000	6,949	7,000	0.2%
					6,949	7,000	0.2%
Atlantis Health Care Group (Puerto Rico), Inc.	Puerto Rico / Health Care Providers & Services	Revolving Line of Credit – $7,000 Commitment (10.81% (LIBOR + 8.50% with 1.50% LIBOR floor), due 8/21/2019)(11)(15)	2/21/2013	7,000	7,000	6,900	0.2%
		Senior Term Loan (10.81% (LIBOR + 8.50% with 1.50% LIBOR floor), due 2/21/2020)(3)(11)	2/21/2013	77,713	77,713	76,607	2.2%
					84,713	83,507	2.4%
ATS Consolidated, Inc.	Arizona / Electronic Equipment, Instruments & Components	Second Lien Term Loan (9.84% (LIBOR + 7.75%, due 2/27/2026)(8)(13)	3/19/2018	15,000	14,856	14,873	0.4%
					14,856	14,873	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Autodata, Inc. / Autodata Solutions, Inc.(9)	Canada / Software	Second Lien Term Loan (9.34% (LIBOR + 7.25% with 1.00% LIBOR floor), due 12/12/2025)(8)(13)	12/14/2017	$6,000	$5,972	$5,972	0.2%
					5,972	5,972	0.2%
Barings CLO 2018-III (f/k/a Babson CLO Ltd. 2014-III)	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 11.35%, due 7/20/2029)(5)(6)(14)	6/14/2018	83,098	49,688	46,933	1.4%
					49,688	46,933	1.4%
Broder Bros., Co.	Pennsylvania / Textiles, Apparel & Luxury Goods	Senior Secured Note (10.33% (LIBOR + 8.00% with 1.25% LIBOR floor), due 12/02/2022)(3)(11)	12/4/2017	274,009	274,009	274,009	8.0%
					274,009	274,009	8.0%
Brookside Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 8.73%, due 1/18/2028)(5)(14)	5/23/2013	36,300	19,287	13,466	0.4%
					19,287	13,466	0.4%
California Street CLO IX Ltd. (f/k/a Symphony CLO IX Ltd.)	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.20%, due 10/16/2028)(5)(14)	5/8/2012	58,915	41,645	35,852	1.1%
					41,645	35,852	1.1%
Candle-Lite Company, LLC	Ohio / Household & Personal Products	Senior Secured Term Loan A (7.81% (LIBOR + 5.50% with 1.25% LIBOR floor), due 1/23/2023)(3)(11)	1/23/2018	12,438	12,438	12,438	0.3%
		Senior Secured Term Loan B (11.81% (LIBOR + 9.50% with 1.25% LIBOR floor), due 1/23/2023)(3)(11)	1/23/2018	12,500	12,500	12,500	0.4%
					24,938	24,938	0.7%
Capstone Logistics Acquisition, Inc.	Georgia / Commercial Services & Supplies	Second Lien Term Loan (10.34% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(8)(13)	10/7/2014	101,030	100,669	100,136	2.9%
					100,669	100,136	2.9%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 20.73%, due 7/15/2030)(5)(6)(14)	6/29/2018	25,534	17,832	18,807	0.6%
					17,832	18,807	0.6%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 18.00%, due 10/20/2029)(5)(6)(14)	9/13/2016	32,200	32,364	29,080	0.9%
					32,364	29,080	0.9%
Carlyle C17 CLO Limited (f/k/a Cent CLO 17 Limited)	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 18.34%, due 4/30/2031)(5)(14)	5/10/2018	24,870	15,140	15,196	0.4%
					15,140	15,196	0.4%
Cent CLO 20 Limited	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 15.40%, due 1/25/2026)(5)(14)	1/15/2014	40,275	31,692	28,269	0.8%
					31,692	28,269	0.8%
Cent CLO 21 Limited	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 17.56%, due 7/27/2026)(5)(6)(14)	6/18/2014	48,528	36,311	33,703	1.0%
					36,311	33,703	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Centerfield Media Holding Company(35)	California / Internet Software & Services	Senior Secured Term Loan A (9.31% (LIBOR + 7.00% with 2.00% LIBOR floor), due 1/17/2022)(3)(11)	1/17/2017	$66,300	$66,300	$66,300	1.9%
		Senior Secured Term Loan B (14.81% (LIBOR + 12.50% with 2.00% LIBOR floor), due 1/17/2022)(11)	1/17/2017	68,000	68,000	68,000	2.0%
					134,300	134,300	3.9%
CIFC Funding 2013-III-R, Ltd. (f/k/a CIFC Funding 2013-III, Ltd.)	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.43%, due 4/24/2031)(5)(14)	4/5/2018	44,100	27,624	25,250	0.7%
					27,624	25,250	0.7%
CIFC Funding 2013-IV, Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.31%, due 4/28/2031)(5)(14)	11/14/2013	45,500	31,503	27,697	0.8%
					31,503	27,697	0.8%
CIFC Funding 2014-IV Investor, Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 8.46%, due 10/19/2026)(5)(6)(14)	9/3/2014	41,500	28,512	23,715	0.7%
					28,512	23,715	0.7%
CIFC Funding 2016-I, Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 13.11%, due 10/21/2028)(5)(6)(14)	12/21/2016	34,000	31,179	27,998	0.8%
					31,179	27,998	0.8%
Cinedigm DC Holdings, LLC	New York / Media	Senior Secured Term Loan (11.31% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(11)(46)	2/28/2013	31,460	31,410	31,460	0.9%
					31,410	31,460	0.9%
Class Appraisal, LLC	Michigan / Real Estate Management & Development	Revolving Line of Credit – $1,500 Commitment (10.58% (LIBOR + 8.25% with 1.50% LIBOR floor), due 3/12/2020)(11)(15)	3/12/2018	—	—	—	—%
		Senior Secured Term Loan (10.58% (LIBOR + 8.25% with 1.50% LIBOR floor), due 3/10/2023)(3)(11)	3/12/2018	41,860	41,860	41,860	1.2%
					41,860	41,860	1.2%
Coverall North America, Inc.	Florida / Commercial Services & Supplies	Senior Secured Term Loan A (8.31% (LIBOR + 6.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	11/2/2015	19,100	19,100	19,100	0.6%
		Senior Secured Term Loan B (13.31% (LIBOR + 11.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	11/2/2015	24,750	24,750	24,750	0.7%
					43,850	43,850	1.3%
CP VI Bella Midco	Pennsylvania / IT Services	Second Lien Term Loan (8.84% (LIBOR + 6.75%, due 12/29/2025)(8)(13)	12/28/2017	2,000	1,990	1,990	0.1%
					1,990	1,990	0.1%
CURO Financial Technologies Corp.	Canada / Consumer Finance	Senior Secured Notes (12.00%, due 3/1/2022)(8)(14)	2/1/2017	10,896	10,837	11,844	0.3%
					10,837	11,844	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Digital Room, LLC	California / Commercial Services & Supplies	First Lien Term Loan (7.10% (LIBOR + 5.00% with 1.00% LIBOR floor), due 12/29/2023)(3)(8)(13)	2/9/2018	$9,950	$9,857	$9,925	0.3%
		Second Lien Term Loan (10.85% (LIBOR + 8.75% with 1.00% LIBOR floor), due 12/29/2024)(3)(8)(13)	2/8/2018	57,100	56,295	57,100	1.7%
					66,152	67,025	2.0%
Dunn Paper, Inc.	Georgia / Paper & Forest Products	Second Lien Term Loan (10.84% (LIBOR + 8.75% with 1.00% LIBOR floor), due 8/26/2023)(3)(8)(13)	10/7/2016	11,500	11,328	11,226	0.3%
					11,328	11,226	0.3%
Easy Gardener Products, Inc.	Texas / Household Durables	Senior Secured Term Loan (12.31% (LIBOR + 10.00% with 0.25% LIBOR floor), due 09/30/2020)(11)	10/2/2015	16,894	16,894	15,728	0.5%
					16,894	15,728	0.5%
Engine Group, Inc.(7)	California / Media	Senior Secured Term Loan (7.08% (LIBOR + 4.75% with 1.00% LIBOR floor), due 9/15/2022)(8)(11)	9/25/2017	4,813	4,813	4,813	0.1%
		Second Lien Term Loan (11.08% (LIBOR + 8.75% with 1.00% LIBOR floor), due 9/15/2023)(3)(8)(11)	9/25/2017	35,000	35,000	35,000	1.0%
					39,813	39,813	1.1%
EXC Holdings III Corp	Massachusetts / Technology Hardware, Storage & Peripherals	Second Lien Term Loan (9.97% (LIBOR + 7.50% with 1.00% LIBOR floor), due 12/01/2025)(8)(10)	12/5/2017	12,500	12,384	12,500	0.4%
					12,384	12,500	0.4%
Fleetwash, Inc.	New Jersey / Commercial Services & Supplies	Senior Secured Term Loan B (11.31% (LIBOR + 9.00% with 1.00% LIBOR floor), due 4/30/2022)(3)(11)	4/30/2014	21,544	21,544	21,544	0.6%
		Delayed Draw Term Loan – $15,000 Commitment (10.31% (LIBOR + 8.00% with 1.00% LIBOR floor), expires 4/30/2022)(11)(15)	4/30/2014	—	—	—	—%
					21,544	21,544	0.6%
Galaxy XV CLO, Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.42%, due 10/15/2030)(5)(14)	3/14/2013	50,525	34,853	30,457	0.9%
					34,853	30,457	0.9%
Galaxy XXVII CLO, Ltd. (f/k/a Galaxy XVI CLO, Ltd.)	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 13.57%, due 5/16/2031)(5)(14)	4/17/2018	24,575	16,936	13,688	0.4%
					16,936	13,688	0.4%
Galaxy XXVIII CLO, Ltd. (f/k/a Galaxy XVII CLO, Ltd.)	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 10.89%, due 7/15/2031)(5)(6)(14)	6/27/2014	39,905	28,009	22,335	0.7%
					28,009	22,335	0.7%
Galaxy XXVIII CLO, Ltd.	Cayman Islands / Structured Finance	Rated Secured Structured Note - Class F (LIBOR + 8.48%, due 7/15/2031)(6)(11)(14)(37)	7/16/2018	6,658	6,159	6,159	0.2%
					6,159	6,159	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

H.I.G. ECI Merger Sub, Inc.	Massachusetts / IT Services	Revolving Line of Credit – $5,000 Commitment (9.81% (LIBOR + 7.50% with 1.50% LIBOR floor), due 9/30/2018)(11)	5/31/2018	$—	$—	$—	—%
		Senior Secured Term Loan A (7.81% (LIBOR + 5.50% with 1.50% LIBOR floor), due 5/31/2023)(11)	5/31/2018	44,688	44,688	44,688	1.3%
		Senior Secured Term Loan B (12.81% (LIBOR + 10.50% with 1.50% LIBOR floor), due 5/31/2023)(11)	5/31/2018	29,900	29,900	29,900	0.9%
					74,588	74,588	2.2%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 8/15/2023)(5)(14)(17)	8/21/2012	23,188	3,869	3,125	0.1%
					3,869	3,125	0.1%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 4/15/2025)(5)(14)(17)	3/28/2013	40,400	22,057	11,017	0.3%
					22,057	11,017	0.3%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 10.30%, due 4/18/2026)(5)(14)	3/6/2014	24,500	14,007	11,647	0.3%
					14,007	11,647	0.3%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 8.64%, due 4/28/2025)(5)(6)(14)	4/28/2014	41,164	24,290	19,050	0.6%
					24,290	19,050	0.6%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 19.80%, due 10/18/2027)(5)(6)(14)	9/3/2015	39,598	34,675	32,513	1.0%
					34,675	32,513	1.0%
Harbortouch Payments, LLC	Pennsylvania / Commercial Services & Supplies	Escrow Receivable	3/31/2014		—	917	—%
					—	917	—%
HarbourView CLO VII-R, Ltd. (f/k/a HarbourView CLO VII, Ltd.)	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 18.94%, due 7/18/2031)(5)(6)(14)	6/10/2015	19,025	13,411	13,689	0.4%
					13,411	13,689	0.4%
Help/Systems Holdings, Inc.	Minnesota / Software	Second Lien Term Loan (9.84% (LIBOR + 7.75%, due 3/27/2026)(8)(13)	4/17/2018	11,293	11,244	11,293	0.3%
					11,244	11,293	0.3%
Ingenio, LLC	California / Internet Software & Services	Senior Secured Term Loan (9.82% (LIBOR + 7.50% with 1.25% LIBOR floor), due 9/26/2022)(3)(8)(11)	9/25/2017	9,647	9,647	9,647	0.3%
					9,647	9,647	0.3%
Inpatient Care Management Company, LLC	Florida / Health Care Providers & Services	Senior Secured Term Loan (10.31% (LIBOR + 8.00% with 1.00% LIBOR floor), due 6/8/2021)(3)(11)	6/8/2016	23,698	23,698	23,698	0.7%
					23,698	23,698	0.7%
Janus International Group, LLC	Georgia / Building Products	Second Lien Term Loan (9.84% (LIBOR + 7.75% with 1.00% LIBOR floor), due 2/12/2026)(8)(13)	2/22/2018	10,000	9,905	10,000	0.3%
					9,905	10,000	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

JD Power and Associates	California / Capital Markets	Second Lien Term Loan (10.59% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/7/2024)(3)(8)(13)	9/16/2016	$20,000	$19,799	$20,000	0.6%
					19,799	20,000	0.6%
Jefferson Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 7.20%, due 7/20/2027)(5)(6)(14)	7/28/2015	19,500	16,078	12,392	0.4%
					16,078	12,392	0.4%
K&N Parent, Inc.	California / Auto Components	Second Lien Term Loan (11.08% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/21/2024)(3)(8)(11)	10/20/2016	12,887	12,681	12,887	0.4%
					12,681	12,887	0.4%
Keystone Acquisition Corp.(36)	Pennsylvania / Health Care Providers & Services	Second Lien Term Loan (11.58% (LIBOR + 9.25% with 1.00% LIBOR floor), due 5/1/2025)(3)(8)(11)	5/18/2017	50,000	50,000	50,000	1.5%
					50,000	50,000	1.5%
LCM XIV Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 16.28%, due 7/21/2031)(5)(14)	7/11/2013	49,934	26,516	24,257	0.7%
					26,516	24,257	0.7%
Madison Park Funding IX, Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 57.45%, due 8/15/2022)(5)(14)	7/18/2012	43,110	2,058	2,200	0.1%
					2,058	2,200	0.1%
Maverick Healthcare Equity, LLC	Arizona / Health Care Providers & Services	Preferred Units (10.00%, 1,250,000 units)(16)	10/31/2007		1,252	446	—%
		Class A Common Units (1,250,000 units)(16)	10/31/2007		—	—	—%
					1,252	446	—%
MedMark Services, Inc.(51)	Texas / Health Care Providers & Services	Second Lien Term Loan (10.55% (LIBOR + 8.25% with 1.00% LIBOR floor), due 3/1/2025)(3)(8)(11)	3/16/2018	7,000	6,933	6,933	0.2%
					6,933	6,933	0.2%
Memorial MRI & Diagnostic, LLC	Texas / Health Care Providers & Services	Senior Secured Term Loan (10.83% (LIBOR + 8.50% with 1.00% LIBOR floor), due 3/16/2022)(11)	3/16/2017	36,925	36,925	36,925	1.1%
					36,925	36,925	1.1%
Mobile Posse, Inc.	Virginia / Media	First Lien Term Loan (10.83% (LIBOR + 8.50% with 2.00% LIBOR floor), due 4/3/2023)(3)(11)	4/3/2018	27,700	27,700	27,700	0.8%
					27,700	27,700	0.8%
Mountain View CLO 2013-I Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 13.66%, due 10/15/2030)(5)(14)	5/1/2013	43,650	28,357	23,267	0.7%
					28,357	23,267	0.7%
Mountain View CLO IX Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 17.63%, due 7/15/2031)(5)(6)(14)	6/25/2015	47,830	31,528	37,333	1.1%
					31,528	37,333	1.1%
MRP Holdco, Inc.	Massachusetts / IT Services	Senior Secured Term Loan A (6.59% (LIBOR + 4.50% with 1.50% LIBOR floor), due 4/17/2024)(3)(13)	4/17/2018	43,000	43,000	43,000	1.3%
		Senior Secured Term Loan B (10.59% (LIBOR + 8.50% with 1.50% LIBOR floor), due 4/17/2024)(13)	4/17/2018	43,000	43,000	43,000	1.3%
					86,000	86,000	2.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Octagon Investment Partners XV, Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.58%, due 7/19/2030)(5)(14)	2/20/2013	$42,063	$31,734	$26,350	0.8%
					31,734	26,350	0.8%
Octagon Investment Partners 18-R Ltd. (f/k/a Octagon Investment Partners XVIII, Ltd.)	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 17.26%, due 4/16/2031)(5)(6)(14)	8/17/2015	46,016	27,295	26,420	0.8%
					27,295	26,420	0.8%
Pearl Intermediate Parent LLC	Connecticut / Health Care Providers & Services	Second Lien Term Loan (8.33% (LIBOR + 6.25%, due 2/15/2026)(8)(13)	2/28/2018	5,000	4,976	5,000	0.1%
					4,976	5,000	0.1%
PeopleConnect Intermediate, LLC (f/k/a Intelius, Inc.)	Washington / Internet Software & Services	Revolving Line of Credit – $1,000 Commitment (11.81% (LIBOR + 9.50% with 1.00% LIBOR floor), due 8/11/2020)(11)(15)	7/1/2015	500	500	500	—%
		Senior Secured Term Loan A (8.81% (LIBOR + 6.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)	7/1/2015	18,828	18,828	18,828	0.6%
		Senior Secured Term Loan B (14.81% (LIBOR + 12.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)	7/1/2015	20,163	20,163	20,163	0.6%
					39,491	39,491	1.2%
PGX Holdings, Inc.	Utah / Diversified Consumer Services	Second Lien Term Loan (11.09% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(13)	9/29/2014	118,289	118,289	118,289	3.5%
					118,289	118,289	3.5%
PharMerica Corporation	Kentucky / Pharmaceuticals	Second Lien Term Loan (9.80% (LIBOR + 7.75% with 1.00% LIBOR floor), due 12/7/2025)(8)(13)	12/7/2017	12,000	11,882	12,000	0.4%
					11,882	12,000	0.4%
Photonis Technologies SAS	France / Electronic Equipment, Instruments & Components	First Lien Term Loan (9.83% (LIBOR + 7.50% with 1.00% LIBOR floor), due 9/18/2019)(8)(11)(14)	9/10/2013	12,872	12,490	12,335	0.4%
					12,490	12,335	0.4%
PlayPower, Inc.	North Carolina / Leisure Products	Second Lien Term Loan (11.08% (LIBOR + 8.75% with 1.00% LIBOR floor), due 6/23/2022)(3)(8)(11)	6/23/2015	11,000	10,904	11,000	0.3%
					10,904	11,000	0.3%
Research Now Group, Inc.	Connecticut / Professional Services	First Lien Term Loan (7.86% (LIBOR + 5.50% with 1.00% LIBOR floor), due 12/20/2024)(8)(10)	1/5/2018	9,950	9,468	9,608	0.3%
		Second Lien Term Loan (11.82% (LIBOR + 9.50% with 1.00% LIBOR floor), due 12/20/2025)(8)(11)	1/5/2018	50,000	46,738	47,382	1.4%
					56,206	56,990	1.7%
RGIS Services, LLC	Michigan / Commercial Services & Supplies	Senior Secured Term Loan (9.59% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(3)(8)(13)	4/20/2017	15,173	15,113	14,339	0.4%
					15,113	14,339	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

RME Group Holding Company	Florida / Media	Senior Secured Term Loan A (8.33% (LIBOR + 6.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	5/4/2017	$35,146	$35,146	$35,146	1.0%
		Senior Secured Term Loan B (13.33% (LIBOR + 11.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	5/4/2017	24,349	24,349	24,349	0.7%
					59,495	59,495	1.7%
Rocket Software, Inc.	Massachusetts / Software	Second Lien Term Loan (11.83% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/14/2024)(3)(8)(11)	10/20/2016	50,000	49,219	50,000	1.5%
					49,219	50,000	1.5%
Romark WM-R Ltd. (f/k/a Washington Mill CLO Ltd.)	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.41%, due 4/20/2031)(5)(6)(14)	5/15/2014	27,724	21,494	17,961	0.5%
					21,494	17,961	0.5%
Rosa Mexicano	New York / Hotels, Restaurants & Leisure	Revolving Line of Credit – $2,500 Commitment (9.83% (LIBOR + 7.50% with 1.50% LIBOR floor), due 3/29/2023(11)(15)	3/29/2018	—	—	—	—%
		Senior Secured Term Loan (9.83% (LIBOR + 7.50% with 1.50% LIBOR floor), due 3/29/2023(3)(11)	3/29/2018	29,813	29,813	29,813	0.9%
					29,813	29,813	0.9%
SCS Merger Sub, Inc.	Texas / IT Services	Second Lien Term Loan (11.59% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/30/2023)(3)(8)(13)	11/6/2015	20,000	19,605	20,000	0.6%
					19,605	20,000	0.6%
Securus Technologies Holdings, Inc.	Texas / Communications Equipment	Second Lien Term Loan (10.34% (LIBOR + 8.25% with 1.00% LIBOR floor), due 11/01/2025)(8)(13)	11/3/2017	40,000	39,860	40,000	1.2%
					39,860	40,000	1.2%
SEOTownCenter, Inc	Utah / Internet Software & Services	Senior Secured Term Loan A (9.84% (LIBOR + 7.50% with 2.00% LIBOR floor), due 4/07/2023)(3)(11)	4/10/2018	25,000	25,000	25,000	0.7%
		Senior Secured Term Loan B (14.84% (LIBOR + 12.50% with 2.00% LIBOR floor), due 4/07/2023)(3)(11)	4/10/2018	17,000	17,000	17,000	0.5%
					42,000	42,000	1.2%
SESAC Holdco II LLC	Tennessee / Media	Second Lien Term Loan (9.34% (LIBOR + 7.25% with 1.00% LIBOR floor), due 2/23/2025)(8)(13)	3/2/2017	3,000	2,975	2,975	0.1%
					2,975	2,975	0.1%
Small Business Whole Loan Portfolio(41)	New York / Online Lending	124 Small Business Loans purchased from On Deck Capital, Inc.	2/21/2014	30	30	17	—%
					30	17	—%
SMG US Midco	Pennsylvania / Hotels, Restaurants & Leisure	Second Lien Term Loan (9.09% (LIBOR + 7.00%, due 1/23/2026)(8)(13)	1/23/2018	7,500	7,482	7,482	0.2%
					7,482	7,482	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Spartan Energy Services, LLC	Louisiana / Energy Equipment & Services	Senior Secured Term Loan A (7.98% (LIBOR + 6.00% with 1.00% LIBOR floor), due 12/28/2018)(13)	10/20/2014	$13,156	$12,528	$13,046	0.4%
		Senior Secured Term Loan B (13.98% PIK (LIBOR + 12.00% with 1.00% LIBOR floor), due 12/28/2018)(13)(46)	10/20/2014	18,237	16,838	18,237	0.5%
					29,366	31,283	0.9%
Spectrum Holdings III Corp	Georgia / Health Care Equipment & Supplies	Second Lien Term Loan (9.09% (LIBOR + 7.00% with 1.00% LIBOR floor), due 1/31/2026)(8)(13)	1/31/2018	7,500	7,464	7,464	0.2%
					7,464	7,464	0.2%
Strategic Materials	Texas / Household Durables	Second Lien Term Loan (10.10% (LIBOR + 7.75% with 1.00% LIBOR floor), due 11/1/2025)(8)(11)	11/1/2017	7,000	6,936	6,936	0.2%
					6,936	6,936	0.2%
Stryker Energy, LLC	Louisiana / Energy Equipment & Services	Overriding Royalty Interests (43)	12/4/2006		—	—	—%
					—	—	—%
Sudbury Mill CLO Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 5.47%, due 1/17/2026)(5)(14)	12/5/2013	28,200	18,183	14,218	0.4%
					18,183	14,218	0.4%
Symphony CLO XIV Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 3.78%, due 7/14/2026)(5)(6)(14)	5/29/2014	49,250	34,297	27,478	0.8%
					34,297	27,478	0.8%
Symphony CLO XV, Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 7.30%, due 10/17/2026)(5)(14)	11/17/2014	50,250	39,512	32,433	1.0%
					39,512	32,433	1.0%
TGP HOLDINGS III LLC	Oregon / Household Durables	Second Lien Term Loan (10.83% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/25/2025)(8)(11)	10/3/2017	3,000	2,959	2,959	0.1%
					2,959	2,959	0.1%
TouchTunes Interactive Networks, Inc.	New York / Internet Software & Services	Second Lien Term Loan (10.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(3)(8)(13)	5/29/2015	14,000	13,926	14,000	0.4%
					13,926	14,000	0.4%
Town & Country Holdings, Inc.	New York / Distributors	First Lien Term Loan (11.33% (LIBOR + 9.00% with 1.25% LIBOR floor), due 1/26/2023)(3)(11)	1/26/2018	69,650	69,650	69,650	2.0%
					69,650	69,650	2.0%
Transplace Holdings, Inc.	Texas / Transportation Infrastructure	Second Lien Term Loan (10.79% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/6/2025)(8)(13)	10/5/2017	28,104	27,494	28,104	0.8%
					27,494	28,104	0.8%
Turning Point Brands, Inc.(42)	Kentucky / Tobacco	Second Lien Term Loan (9.04% (LIBOR + 7.00%), due 3/7/2024)(3)(8)(13)	2/17/2017	14,500	14,392	14,392	0.4%
					14,392	14,392	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

United Sporting Companies, Inc.(18)	South Carolina / Distributors	Second Lien Term Loan (13.09% (LIBOR + 11.00% with 1.75% LIBOR floor) plus 2.00% PIK, in non-accrual status effective 4/1/2017, due 11/16/2019)(13)(46)	9/28/2012	$149,126	$127,091	$58,806	1.7%
		Common Stock (24,967 shares)(16)	5/2/2017		—	—	—%
					127,091	58,806	1.7%
Universal Fiber Systems, LLC	Virginia / Textiles, Apparel & Luxury Goods	Second Lien Term Loan (11.60% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/02/2022)(3)(8)(12)	10/2/2015	37,000	36,551	37,000	1.1%
					36,551	37,000	1.1%
Universal Turbine Parts, LLC	Alabama / Trading Companies & Distributors	Senior Secured Term Loan A (8.06% (LIBOR + 5.75% with 1.00% LIBOR floor), due 7/22/2021)(3)(11)	7/22/2016	31,363	31,363	27,926	0.8%
		Senior Secured Term Loan B (14.06% (LIBOR + 11.75% with 1.00% LIBOR floor), due 7/22/2021)(11)	7/22/2016	32,500	32,500	28,273	0.8%
					63,863	56,199	1.6%
USG Intermediate, LLC	Texas / Leisure Products	Revolving Line of Credit – $2,500 Commitment (11.34% (LIBOR + 9.25% with 1.00% LIBOR floor), due 8/24/2018)(13)(15)	4/15/2015	2,500	2,500	2,500	0.1%
		Senior Secured Term Loan A (8.84% (LIBOR + 6.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(13)	4/15/2015	11,385	11,385	11,385	0.3%
		Senior Secured Term Loan B (13.84% (LIBOR + 11.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(13)	4/15/2015	20,741	20,741	20,741	0.6%
		Equity(16)	4/15/2015		1	—	—%
					34,627	34,626	1.0%
UTZ Quality Foods, LLC	Pennsylvania / Food Products	Second Lien Term Loan (9.34% (LIBOR + 7.25%, due 11/21/2025)(8)(13)	11/21/2017	10,000	9,884	9,886	0.3%
					9,884	9,886	0.3%
VC GB Holdings, Inc.	Illinois / Household Durables	Subordinated Secured Term Loan (10.09% (LIBOR + 8.00% with 1.00% LIBOR floor), due 2/28/2025)(3)(8)(13)	2/28/2017	16,000	15,750	16,000	0.5%
					15,750	16,000	0.5%
Venio LLC	Pennsylvania / Professional Services	Second Lien Term Loan (4.00% plus PIK 10.00% (LIBOR + 7.50% with 2.50% LIBOR floor), due 2/19/2020)(11)(46)	2/19/2014	22,048	18,066	20,001	0.6%
					18,066	20,001	0.6%
Voya CLO 2012-2, Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	8/28/2012	38,070	450	595	—%
					450	595	—%
Voya CLO 2012-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	10/18/2012	46,632	—	585	—%
					—	585	—%
Voya CLO 2012-4, Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 11.96%, due 10/16/2028)(5)(14)	11/29/2012	40,613	30,893	28,264	0.8%
					30,893	28,264	0.8%
Voya CLO 2014-1, Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 16.47%, due 4/18/2031)(5)(6)(14)	3/13/2014	40,773	28,205	26,931	0.8%
					28,205	26,931	0.8%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2018
Portfolio Company	Locale / Industry	Investments(1)(45)	Acquisition Date(53)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Voya CLO 2016-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.68%, due 10/18/2027)(5)(6)(14)	10/27/2016	$28,100	$27,180	$22,912	0.7%
					27,180	22,912	0.7%
Voya CLO 2017-3, Ltd.	Cayman Islands / Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.26%, due 7/20/2030)(5)(6)(14)	7/12/2017	44,885	47,400	43,351	1.3%
					47,400	43,351	1.3%
Wink Holdco, Inc.	Texas / Insurance	Second Lien Term Loan (8.85% (LIBOR + 6.75% with 1.00% LIBOR floor), due 12/1/2025)(8)(13)	12/1/2017	3,000	2,986	2,986	0.1%
					2,986	2,986	0.1%
Total Non-Control/Non-Affiliate Investments (Level 3)					$3,475,295	$3,264,517	95.8%

Total Portfolio Investments (Level 3)					$5,831,458	$5,727,279	168.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2019 and June 30, 2018

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

(2)
Fair value is determined by or under the direction of our Board of Directors. As of June 30, 2019 and June 30, 2018, all of our investments were valued using significant unobservable inputs. In accordance with ASC 820, such investments are classified as Level 3 within the fair value hierarchy. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.

(3)
Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of the investments held by PCF at June 30, 2019 and June 30, 2018 were $1,636,067 and $1,307,955, respectively, representing 28.9% and 22.8% of our total investments, respectively.

(4)	In addition to the stated returns, the net profits interest held will be realized upon sale of the borrower or a sale of the interests.

(5)
This investment is in the equity class of the collateralized loan obligation (“CLO”) security, which is referred to as “Subordinated Structured Note,” or “SSN”. The SSN investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The current estimated yield, calculated using amortized cost, is based on the current projections of this excess cash flow taking into account assumptions which have been made regarding expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and adjusted. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.

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

(10)
The interest rate on these investments is subject to the base rate of 6-Month LIBOR, which was 2.20% and 2.50% at June 30, 2019 and June 30, 2018, respectively. The current base rate for each investment may be different from the reference rate on June 30, 2019 and June 30, 2018.

(11)
The interest rate on these investments is subject to the base rate of 3-Month LIBOR, which was 2.32% and 2.34% at June 30, 2019 and June 30, 2018, respectively. The current base rate for each investment may be different from the reference rate on June 30, 2019 and June 30, 2018.

(12)
The interest rate on these investments is subject to the base rate of 2-Month LIBOR, which was 2.33% and 2.17% at June 30, 2019 and June 30, 2018, respectively. The current base rate for each investment may be different from the reference rate on June 30, 2019 and June 30, 2018.

(13)
The interest rate on these investments is subject to the base rate of 1-Month LIBOR, which was 2.40% and 2.09% at June 30, 2019 and June 30, 2018, respectively. The current base rate for each investment may be different from the reference rate on June 30, 2019 and June 30, 2018.

(14)
Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2019 and June 30, 2018, our qualifying assets as a percentage of total assets, stood at 73.85% and 73.20%, respectively. We monitor the status of these assets on an ongoing basis.

(15)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of June 30, 2019 and June 30, 2018, we had $23,375 and $29,675, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2019 and June 30, 2018 (Continued)

(16)	Represents non-income producing security that has not paid a dividend in the year preceding the reporting date.

(17)
The effective yield has been estimated to be 0% as expected future cash flows are anticipated to not be sufficient to repay the investment at cost. If the expected investment proceeds increase, there is a potential for future investment income from the investment. Distributions, once received, will be recognized as return of capital with any remaining unamortized investment costs written off if the actual distributions are less than the amortized investment cost. If an investment has been impaired upon being called, any future distributions will be recorded as a return of capital. To the extent that the impaired cost basis of the SSN is fully recovered, any future distributions will be recorded as realized gains.

(18)
Ellett Brothers, LLC, Evans Sports, Inc., Jerry’s Sports, Inc., Simmons Gun Specialties, Inc., Bonitz Brothers, Inc., and Outdoor Sports Headquarters, Inc. are joint borrowers on the second lien term loan. United Sporting Companies, Inc. (“USC”) is a parent guarantor of this debt investment, and is 100% owned by SportCo Holdings, Inc. (“SportCo”). Prospect previously held a 3.48% equity interest in SportCo and following an additional issuance of common stock by SportCo, Prospect’s ownership increased to 22.0% as of September 30, 2018. As a result, Prospect’s investment in USC is classified as an affiliate investment beginning the period ended September 30, 2018. In June, 2019, USC filed for Chapter 11 bankruptcy and began liquidating its remaining assets.

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

(20)
CP Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of June 30, 2019 and June 30, 2018. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. On April 6, 2018, Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”), a previously controlled portfolio company, merged with and into CP Energy, with CP Energy continuing as the surviving corporation. In June 2019, CP Energy purchased approximately 64.1% of the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $34,399 in senior secured term loans (the “Spartan Term Loans”) due to us as of June 30, 2019. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans (See Note 14).

(21)
Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 98.41% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of June 30, 2019 and June 30, 2018. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company.

(22)
As of June 30, 2017, Prospect held a 37.1% membership interest in Edmentum Ultimate Holdings, LLC (“Edmentum Holdings”), which owns 100% of the equity of Edmentum, Inc. On February 23, 2018, certain participating members of Edmentum Holdings increased their revolving credit commitment and extended additional credit to Edmentum, Inc. in exchange for additional common units of Edmentum Holdings. As a result, Prospect’s equity ownership was diluted from 37.1% to the current 11.51%, and the investment was transferred from control to affiliate investment classification during the year ended June 30, 2018.

(23)
First Tower Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC, the operating company as of June 30, 2019 and June 30, 2018. We report First Tower Finance as a separate controlled company.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2019 and June 30, 2018 (Continued)

As of June 30, 2018, MITY Delaware has a subordinated unsecured note issued and outstanding to Broda Canada (the “Broda Note”) that is denominated in Canadian Dollars (“CAD”). In December 2018, MITY Delaware assigned the Broda Note to Prospect. As of June 30, 2019 and June 30, 2018, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder.

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

(27)
Nationwide Acceptance Holdings LLC, a consolidated entity in which we own 100% of the membership interests, owns 94.48% of Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC ), the operating company, as of June 30, 2019 and June 30, 2018. We report Nationwide Loan Company LLC as a separate controlled company. On June 1, 2015, Nationwide Acceptance LLC completed a reorganization and was renamed Nationwide Loan Company LLC (“Nationwide”) and formed two new wholly-owned subsidiaries: Pelican Loan Company LLC (“Pelican”) and Nationwide Consumer Loans LLC. Nationwide assigned 100% of the equity interests in its other subsidiaries to Pelican which, in turn, assigned these interests to a new operating company wholly-owned by Pelican named Nationwide Acceptance LLC (“New Nationwide”). New Nationwide also assumed the existing senior subordinated term loan due to Prospect.

(28)
NMMB Holdings, a consolidated entity in which we own 100% of the equity, owns 94.10% and 91.52% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of June 30, 2019 and June 30, 2018, respectively. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.

(29)
On June 3, 2017, Gulf Coast Machine & Supply Company (“Gulf Coast”) sold all of its assets to a third party, for total consideration of $10,250, including escrowed amounts. The proceeds from the sale were primarily used to repay a $6,115 third party revolving credit facility, and the remainder was used to pay other legal and administrative costs incurred by Gulf Coast. As no proceeds were allocated to Prospect, our debt and equity investment in Gulfco was written-off and we recorded a realized loss of $66,103 during the year ended June 30, 2017. On June 28, 2017, Gulf Coast was renamed to SB Forging Company II, Inc. In June 2018, SB Forging Company II, Inc. received escrow proceeds of $2,050 related to the sale. The escrow proceeds and $154 of excess cash held at SB Forging Company II, Inc. were subsequently distributed and in connection with the liquidation of our investment, we recorded a realized gain of $2,204 in our Consolidated Statement of Operations during the year ended June 30, 2019.

(30)	Prospect owns 99.96% of the equity of USES Corp. as of June 30, 2019 and June 30, 2018.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2019 and June 30, 2018 (Continued)

(33)
Prospect owns 9.67% and 16.04% of the equity in Targus Cayman HoldCo Limited (“Targus”), the parent company of Targus International LLC (“Targus International”) as of June 30, 2019 and June 30, 2018, respectively. On September 25, 2017, Prospect exchanged $1,600 of Senior Secured Term Loan A and $4,799 of Senior Secured Term Loan B investments in Targus International into 6,120,658 of common shares of Targus, and recorded a realized gain of $846, as a result of this transaction.

(34)
We own 99.9999% of AGC/PEP, LLC (“AGC/PEP”) as of June 30, 2018. As of September 30, 2016, AGC/PEP owned 2,038 out of a total of 93,485 shares (including 7,456 vested and unvested management options) of American Gilsonite Holding Company (“AGC Holdco”), which owns 100% of American Gilsonite Company (“AGC”). On October 24, 2016, AGC filed for a joint prepackaged plan of reorganization under Chapter 11 of the bankruptcy code. During the year ended June 30, 2017, AGC emerged from bankruptcy and AGC Holdco was dissolved. AGC/PEP received a total of 131 shares, representing a total ownership stake of 0.05% in AGC. On December 7, 2018, AGC/PEP sold all 131 shares back to AGC. As a result of the transaction, Prospect recorded a realized gain of $24 in our Consolidated Statement of Operations during the year ended June 30, 2019.

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

(39)
As of June 30, 2019 and June 30, 2018, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC (f/k/a Nixon Holdco, LLC), the parent company of Nixon, Inc. On February 26, 2018, Prospect entered into a debt forgiveness agreement with Nixon, Inc., which terminated $17,472 Senior Secured Term Loan receivable due to us. We recorded a realized loss of $14,197 in our Consolidated Statement of Operations for the year ended June 30, 2018 as a result of this transaction.

(40)
On May 29, 2018, Prospect exercised its rights and remedies under its loan documents to exercise the shareholder voting rights in respect of the stock of Pacific World Corporation (“Pacific World”) and to appoint a new Board of Directors of Pacific World. As a result, Prospect’s investment in Pacific World is classified as a control investment beginning the year ended June 30, 2018.

(41)	Our wholly-owned subsidiary Prospect Small Business Lending, LLC purchases small business whole loans from small business loan originators, including On Deck Capital, Inc.

(42)	Turning Point Brands, Inc. and North Atlantic Trading Company, Inc. are joint borrowers and guarantors on the secured loan facility.

(43)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(44)	The following shows the composition of our investment portfolio at cost by control designation, investment type, and by industry as of June 30, 2019:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$54,841	$—	$—	$—	$—	$22,738	$77,579
Commercial Services & Supplies	126,505	—	—	—	6,915	6,849	140,269
Construction & Engineering	43,731	—	—	—	—	26,204	69,935
Consumer Finance	—	348,606	—	—	—	116,839	465,445
Energy Equipment & Services	69,447	—	—	—	—	192,216	261,663
Equity Real Estate Investment Trusts (REITs)	433,553	—	—	—	—	62,887	496,440

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2019 and June 30, 2018 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Health Care Providers & Services	$248,872	$—	$—	$—	$—	$1	$248,873
Machinery	—	28,622	—	—	—	6,866	35,488
Media	3,114	—	—	—	—	12,869	15,983
Online Lending	172,000	—	—	—	—	100,949	272,949
Personal Products	212,969	—	—	—	—	25,000	237,969
Trading Companies & Distributors	63,213	—	—	—	—	—	63,213
Total Control Investments	$1,428,245	$377,228	$—	$—	$6,915	$573,418	$2,385,806
Affiliate Investments
Distributors	$—	$127,091	$—	$—	$—	$—	$127,091
Diversified Consumer Services	—	8,159	—	—	32,018	6,577	46,754
Textiles, Apparel & Luxury Goods	—	—	—	—	—	3,771	3,771
Total Affiliate Investments	$—	$135,250	$—	$—	$32,018	$10,348	$177,616
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$12,500	$—	$—	$—	$—	$12,500
Auto Components	—	25,450	—	—	—	—	25,450
Building Products	—	19,842	—	—	—	—	19,842
Capital Markets	—	25,084	—	—	—	—	25,084
Commercial Services & Supplies	60,513	175,674	—	—	—	—	236,187
Communications Equipment	—	50,503	—	—	—	—	50,503
Consumer Finance	22,333	—	—	—	—	—	22,333
Distributors	172,815	—	—	—	—	—	172,815
Diversified Consumer Services	—	100,091	—	—	—	—	100,091
Diversified Telecommunication Services	9,923	26,311	—	—	—	—	36,234
Entertainment	16,128	20,093	—	—	—	—	36,221
Food Products	—	34,729	—	—	—	—	34,729
Health Care Equipment & Supplies	33,673	7,469	—	—	—	—	41,142
Health Care Providers & Services	125,265	96,284	—	—	—	—	221,549
Hotels, Restaurants & Leisure	27,252	7,485	—	—	—	—	34,737
Household Durables	15,888	13,403	—	—	—	—	29,291
Household Products	24,688	—	—	—	—	—	24,688
Insurance	—	12,988	—	—	—	—	12,988
Interactive Media & Services	37,861	—	—	—	—	—	37,861
IT Services	270,714	35,382	—	—	—	—	306,096
Leisure Products	32,868	—	—	—	—	1	32,869
Media	87,379	35,000	—	—	—	—	122,379
Paper & Forest Products	—	11,361	—	—	—	—	11,361
Professional Services	118,403	69,695	—	—	—	—	188,098
Real Estate Management & Development	38,852	—	—	—	—	—	38,852
Software	—	64,723	—	—	—	—	64,723
Technology Hardware, Storage & Peripherals	—	12,400	—	—	—	—	12,400
Textiles, Apparel & Luxury Goods	190,678	36,657	—	—	—	—	227,335
Tobacco	—	14,419	—	—	—	—	14,419
Transportation Infrastructure	—	27,578	—	—	—	—	27,578
Structured Finance (A)	—	—	44,774	1,103,751	—	—	1,148,525
Total Non-Control/ Non-Affiliate	$1,285,233	$935,121	$44,774	$1,103,751	$—	$1	$3,368,880
Total Portfolio Investment Cost	$2,713,478	$1,447,599	$44,774	$1,103,751	$38,933	$583,767	$5,932,302

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2019 and June 30, 2018 (Continued)

The following shows the composition of our investment portfolio at fair value by control designation, investment type, and by industry as of June 30, 2019:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	% of Net Assets
Control Investments
Aerospace & Defense	$54,841	$—	$—	$—	$—	$34,860	$89,701	2.7%
Commercial Services & Supplies	62,627	—	—	—	—	—	62,627	1.9%
Construction & Engineering	43,731		—	—	—	99,954	143,685	4.3%
Consumer Finance	—	351,926	—	—	—	246,502	598,428	18.1%
Energy Equipment & Services	69,447	—	—	—	—	84,418	153,865	4.7%
Equity Real Estate Investment Trusts (REITs)	433,553	—	—	—	—	394,134	827,687	25.0%
Health Care Providers & Services	224,876	—	—	—	—	—	224,876	6.8%
Machinery	—	28,622	—	—	—	5,002	33,624	1.0%
Media	3,114	—	—	—	—	21,069	24,183	0.7%
Online Lending	172,000	—	—	—	—	4,778	176,778	5.3%
Personal Products	112,427	—	—	—	—	—	112,427	3.4%
Trading Companies & Distributors	28,043	—	—	—	—	—	28,043	0.8%
Total Control Investments	$1,204,659	$380,548	$—	$—	$—	$890,717	$2,475,924	74.9%
Fair Value % of Net Assets	36.4%	11.5%	—%	—%	—%	26.9%	74.9%
Affiliate Investments
Distributors	$—	$18,866	$—	$—	$—	$—	$18,866	0.6%
Diversified Consumer Services	—	8,159	—	—	33,058	—	41,217	1.2%
Textiles, Apparel & Luxury Goods	—	—	—	—	—	16,599	16,599	0.5%
Total Affiliate Investments	$—	$27,025	$—	$—	$33,058	$16,599	$76,682	2.3%
Fair Value % of Net Assets	—%	0.8%	—%	—%	1.0%	0.5%	2.3%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$12,233	$—	$—	$—	$—	$12,233	0.4%
Auto Components	—	25,450	—	—	—	—	25,450	0.8%
Building Products	—	19,842	—	—	—	—	19,842	0.6%
Capital Markets	—	25,222	—	—	—	—	25,222	0.8%
Commercial Services & Supplies	58,094	175,951	—	—	—	—	234,045	7.1%
Communications Equipment	—	48,760	—	—	—	—	48,760	1.5%
Consumer Finance	20,555	—	—	—	—	—	20,555	0.6%
Distributors	171,271	—	—	—	—	—	171,271	5.2%
Diversified Consumer Services	—	100,091	—	—	—	—	100,091	3.0%
Diversified Telecommunication Services	9,923	26,311	—	—	—	—	36,234	1.1%
Electronic Equipment, Instruments & Components	—	—	—	—	—	2,239	2,239	0.1%
Entertainment	16,178	20,149	—	—	—	—	36,327	1.1%
Food Products	—	34,729	—	—	—	—	34,729	1.1%
Health Care Equipment & Supplies	34,010	7,144	—	—	—	—	41,154	1.2%
Health Care Providers & Services	124,075	96,284	—	—	—	—	220,359	6.7%
Hotels, Restaurants & Leisure	27,252	7,485	—	—	—	—	34,737	1.1%
Household Durables	10,252	12,208	—	—	—	—	22,460	0.7%
Household Products	24,688	—	—	—	—	—	24,688	0.7%
Insurance	—	12,988	—	—	—	—	12,988	0.4%
Interactive Media & Services	37,861	—	—	—	—	—	37,861	1.1%
IT Services	269,657	35,703	—	—	—	—	305,360	9.2%
Leisure Products	32,868	—	—	—	—	—	32,868	1.0%
Media	86,704	30,580	—	—	—	—	117,284	3.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2019 and June 30, 2018 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	% of Net Assets
Paper & Forest Products	$—	$11,500	$—	$—	$—	$—	$11,500	0.3%
Pharmaceuticals	—	—	—	—	—	—	—	—%
Professional Services	118,813	71,365	—	—	—	—	190,178	5.8%
Real Estate Management & Development	38,852	—	—	—	—	—	38,852	1.2%
Software	—	64,729	—	—	—	—	64,729	2.0%
Technology Hardware, Storage & Peripherals	—	12,400	—	—	—	—	12,400	0.4%
Textiles, Apparel & Luxury Goods	189,725	36,657	—	—	—	—	226,382	6.8%
Tobacco	—	14,500	—	—	—	—	14,500	0.4%
Transportation Infrastructure	—	28,104	—	—	—	—	28,104	0.9%
Structured Finance (A)	—	—	46,851	850,694	—	—	897,545	27.1%
Total Non-Control/ Non-Affiliate	$1,270,778	$930,385	$46,851	$850,694	$—	$2,239	$3,100,947	93.8%
Fair Value % of Net Assets	38.4%	28.1%	1.4%	25.7%	—%	0.1%	93.8%
Total Portfolio	$2,475,437	$1,337,958	$46,851	$850,694	$33,058	$909,555	$5,653,553	171.0%
Fair Value % of Net Assets	74.9%	40.5%	1.4%	25.7%	1.0%	27.5%	171.0%
(A) Our RSSN and SSN investments do not have industry concentrations and as such have been separated in the tables above.
(B) Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.

(45)The following shows the composition of our investment portfolio at cost by control designation, investment type, and by industry as of June 30, 2018

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$47,099	$—	$—	$—	$—	$22,738	$69,837
Commercial Services & Supplies	117,861	—	—	—	7,200	6,849	131,910
Construction & Engineering	38,211	—	—	—	—	26,204	64,415
Consumer Finance	—	337,972	—	—	—	116,839	454,811
Electronic Equipment, Instruments & Components	20,700	—	—	—	—	6,759	27,459
Energy Equipment & Services	35,048	—	—	—	—	191,812	226,860
Equity Real Estate Investment Trusts (REITs)	293,203	—	—	—	—	206,655	499,858
Health Care Providers & Services	212,701	—	—	—	—	—	212,701
Machinery	—	28,622	—	—	—	6,866	35,488
Media	8,614	—	—	—	—	12,869	21,483
Online Lending	226,180	—	—	—	—	100,949	327,129
Personal Products	213,575	—	—	—	—	15,000	228,575
Total Control Investments	$1,213,192	$366,594	$—	$—	$7,200	$713,540	$2,300,526
Affiliate Investments
Diversified Consumer Services	$—	$7,834	$—	$—	$31,348	$6,577	$45,759
Textiles, Apparel & Luxury Goods	—	—	—	—	—	9,878	9,878
Total Affiliate Investments	$—	$7,834	$—	$—	$31,348	$16,455	$55,637
Non-Control/Non-Affiliate Investments
Auto Components	$—	$12,681	$—	$—	$—	$—	$12,681
Building Products	—	9,905	—	—	—	—	9,905
Capital Markets	—	19,799	—	—	—	—	19,799
Commercial Services & Supplies	90,364	163,913	—	—	—	—	254,277
Communications Equipment	—	39,860	—	—	—	—	39,860

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2019 and June 30, 2018 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Consumer Finance	$30,570	$—	$—	$—	$—	$—	$30,570
Distributors	343,659	127,091	—	—	—	—	470,750
Diversified Consumer Services	9,647	118,289	—	—	—	—	127,936
Electronic Equipment, Instruments & Components	12,490	14,856	—	—	—	—	27,346
Energy Equipment & Services	30,511	—	—	—	—	—	30,511
Food Products	—	9,884	—	—	—	—	9,884
Health Care Equipment & Supplies	35,815	7,464	—	—	—	—	43,279
Health Care Providers & Services	145,336	61,909	—	—	—	1,252	208,497
Hotels, Restaurants & Leisure	29,813	7,482	—	—	—	—	37,295
Household & Personal Products	24,938	—	—	—	—	—	24,938
Household Durables	16,894	25,645	—	—	—	—	42,539
Insurance	—	2,986	—	—	—	—	2,986
Internet & Direct Marketing Retail	4,813	35,000	—	—	—	—	39,813
Internet Software & Services	215,791	13,926	—	—	—	—	229,717
IT Services	160,588	21,595	—	—	—	—	182,183
Leisure Products	34,626	10,904	—	—	—	1	45,531
Media	118,605	2,975	—	—	—	—	121,580
Online Lending	—	—	—	—	30	—	30
Paper & Forest Products	—	11,328	—	—	—	—	11,328
Pharmaceuticals	—	11,882	—	—	—	—	11,882
Professional Services	9,468	64,804	—	—	—	—	74,272
Real Estate Management & Development	41,860	—	—	—	—	—	41,860
Software	—	66,435	—	—	—	—	66,435
Technology Hardware, Storage & Peripherals	—	12,384	—	—	—	—	12,384
Textiles, Apparel & Luxury Goods	—	36,551	—	—	—	—	36,551
Tobacco	—	14,392	—	—	—	—	14,392
Trading Companies & Distributors	63,863	—	—	—	—	—	63,863
Transportation Infrastructure	—	27,494	—	—	—	—	27,494
Structured Finance (A)	—	—	6,159	1,096,768	—	—	1,102,927
Total Non-Control/ Non-Affiliate	$1,419,651	$951,434	$6,159	$1,096,768	$30	$1,253	$3,475,295
Total Portfolio Investment Cost	$2,632,843	$1,325,862	$6,159	$1,096,768	$38,578	$731,248	$5,831,458
The following shows the composition of our investment portfolio at fair value by control designation, investment type, and by industry as of June 30, 2018:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value %of Net Assets
Control Investments
Aerospace & Defense	$47,099	$—	$—	$—	$—	$35,179	$82,278	2.4%
Commercial Services & Supplies	67,011	—	—	—	5,563	2,639	75,213	2.2%
Construction & Engineering	38,211	—	—	—	—	12,586	50,797	1.5%
Consumer Finance	—	342,331	—	—	—	211,209	553,540	16.2%
Electronic Equipment, Instruments & Components	20,700	—	—	—	—	15,056	35,756	1.1%
Energy Equipment & Services	35,048	—	—	—	—	103,456	138,504	4.1%
Equity Real Estate Investment Trusts (REITs)	293,203	—	—	—	—	518,712	811,915	23.8%
Health Care Providers & Services	197,621	—	—	—	—	—	197,621	5.8%
Machinery	—	28,622	—	—	—	3,264	31,886	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2019 and June 30, 2018 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value %of Net Assets
Media	$8,614	$—	$—	$—	$—	$10,121	$18,735	0.6%
Online Lending	226,180	—	—	—	—	16,881	243,061	7.1%
Personal Products	165,020	—	—	—	—	—	165,020	4.9%
Total Control Investments	$1,098,707	$370,953	$—	$—	$5,563	$929,103	$2,404,326	70.6%
Fair Value % of Net Assets	32.2%	10.9%	—%	—%	0.2%	27.3%	70.6%
Affiliate Investments
Diversified Consumer Services	$—	$7,834	$—	$—	$27,382	$—	$35,216	1.0%
Textiles, Apparel & Luxury Goods	—	—	—	—	—	23,220	23,220	0.7%
Total Affiliate Investments	$—	$7,834	$—	$—	$27,382	$23,220	$58,436	1.7%
Fair Value % of Net Assets	—%	0.2%	—%	—%	0.8%	0.7%	1.7%
Non-Control/Non-Affiliate Investments
Auto Components	$—	$12,887	$—	$—	$—	$—	$12,887	0.4%
Building Products	—	10,000	—	—	—	—	10,000	0.3%
Capital Markets	—	20,000	—	—	—	—	20,000	0.6%
Commercial Services & Supplies	89,658	164,236	—	—	—	917	254,811	7.5%
Communications Equipment	—	40,000	—	—	—	—	40,000	1.2%
Consumer Finance	33,438	—	—	—	—	—	33,438	1.0%
Distributors	343,659	58,806	—	—	—	—	402,465	11.8%
Diversified Consumer Services	9,647	118,289	—	—	—	—	127,936	3.8%
Electronic Equipment, Instruments & Components	12,335	14,873	—	—	—	—	27,208	0.8%
Energy Equipment & Services	32,070	—	—	—	—	—	32,070	0.9%
Food Products	—	9,886	—	—	—	—	9,886	0.3%
Health Care Equipment & Supplies	35,815	7,464	—	—	—	—	43,279	1.3%
Health Care Providers & Services	144,130	61,933	—	—	—	446	206,509	6.0%
Hotels, Restaurants & Leisure	29,813	7,482	—	—	—	—	37,295	1.1%
Household & Personal Products	24,938	—	—	—	—	—	24,938	0.7%
Household Durables	15,728	25,895	—	—	—	—	41,623	1.2%
Insurance	—	2,986	—	—	—	—	2,986	0.1%
Internet & Direct Marketing Retail	4,813	35,000	—	—	—	—	39,813	1.2%
Internet Software & Services	215,791	14,000	—	—	—	—	229,791	6.7%
IT Services	160,588	21,990	—	—	—	—	182,578	5.4%
Leisure Products	34,626	11,000	—	—	—	—	45,626	1.3%
Media	118,655	2,975	—	—	—	—	121,630	3.6%
Online Lending	—	—	—	—	17	—	17	—%
Paper & Forest Products	—	11,226	—	—	—	—	11,226	0.3%
Pharmaceuticals	—	12,000	—	—	—	—	12,000	0.3%
Professional Services	9,608	67,383	—	—	—	—	76,991	2.3%
Real Estate Management & Development	41,860	—	—	—	—	—	41,860	1.2%
Software	—	67,265	—	—	—	—	67,265	2.0%
Technology Hardware, Storage & Peripherals	—	12,500	—	—	—	—	12,500	0.4%
Textiles, Apparel & Luxury Goods	—	37,000	—	—	—	—	37,000	1.1%
Tobacco	—	14,392	—	—	—	—	14,392	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2019 and June 30, 2018 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value %of Net Assets
Trading Companies & Distributors	$56,199	$—	$—	$—	$—	$—	$56,199	1.6%
Transportation Infrastructure	—	28,104	—	—	—	—	28,104	0.8%
Structured Finance (A)	—	—	6,159	954,035	—	—	960,194	28.2%
Total Non-Control/ Non-Affiliate	$1,413,371	$889,572	$6,159	$954,035	$17	$1,363	$3,264,517	95.8%
Fair Value % of Net Assets	41.5%	26.1%	0.2%	28.0%	—%	—%	95.8%
Total Portfolio	$2,512,078	$1,268,359	$6,159	$954,035	$32,962	$953,686	$5,727,279	168.1%
Fair Value % of Net Assets	73.7%	37.2%	0.2%	28.0%	1.0%	28.0%	168.1%
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

The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended June 30, 2019:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Cinedigm DC Holdings, LLC	—%	2.50%	2.50%
CP Energy - Spartan Energy Services, LLC Term Loan B	16.44%	—%	16.44%
Credit Central Loan Company	6.53%	3.47%	10.00%
Echelon Transportation, LLC	2.25%	—%	2.25%	(A)
Echelon Transportation, LLC	1.00%	—%	1.00%	(A)
Edmentum Ultimate Holdings, LLC - Revolver	5.00%	—%	5.00%
Edmentum Ultimate Holdings, LLC - Senior PIK Note	8.50%	—%	8.50%
First Tower Finance Company LLC	7.48%	3.02%	10.50%
Interdent, Inc - Senior Secured Term Loan B	16.00%	—%	16.00%
MITY, Inc.	10.00%	—%	10.00%
National Property REIT Corp. - Senior Secured Term Loan A	—%	5.00%	5.00%
National Property REIT Corp. - Senior Secured Term Loan B	—%	5.50%	5.50%
Nationwide Loan Company LLC	10.00%	—%	10.00%
Valley Electric Co. of Mt. Vernon, Inc.	—%	2.50%	2.50%
Valley Electric Company, Inc.	5.00%	5.00%	10.00%
Venio LLC	10.10%	—%	10.10%
(A) Next PIK payment/capitalization date is July 31, 2019.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2019 and June 30, 2018 (Continued)

The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended June 30, 2018:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
CCPI Inc.	—%	7.00%	7.00%
Cinedigm DC Holdings, LLC	—%	2.50%	2.50%
Credit Central Loan Company	—%	10.00%	10.00%
Echelon Transportation, LLC (f/k/a Echelon Aviation LLC)	N/A	N/A	2.25%	(A)
Echelon Transportation, LLC (f/k/a Echelon Aviation LLC)	N/A	N/A	1.00%	(A)
Edmentum Ultimate Holdings, LLC - Unsecured Senior PIK Note	8.50%	—%	8.50%
First Tower Finance Company LLC	1.45%	8.55%	10.00%
InterDent, Inc. - Senior Secured Team Loan B	4.25%	—%	4.25%
InterDent, Inc. - Senior Secured Team Loan C	18.00%	—%	18.00%
MITY, Inc.	—%	10.00%	10.00%
National Property REIT Corp. - Senior Secured Term Loan A	—%	10.50%	10.50%
National Property REIT Corp. - Senior Secured Term Loan E	—%	1.50%	1.50%
Nationwide Loan Company LLC	—%	10.00%	10.00%
Spartan Energy Services, LLC	13.98%	—%	13.98%
Valley Electric Co. of Mt. Vernon, Inc.	—%	2.50%	2.50%
Valley Electric Company, Inc.	7.17%	2.83%	10.00%
Venio LLC	10.00%	—%	10.00%
(A) Next PIK payment/capitalization date is July 31, 2018.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2019 and June 30, 2018 (Continued)

(47)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2019 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2018	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at June 30, 2019	Interest income	Dividend income	Other income	Net realized gains (losses)
CCPI, Inc.	$35,756	$—	$(27,459)	$(8,297)	$—	$2,629	$—	$1,301	$12,105
CP Energy Services Inc. (C)	123,261	34,184	—	(18,514)	138,931	4,810	—	—	—
Credit Central Loan Company, LLC	76,677	5,081	—	(10,341)	71,417	11,886	—	—	—
Echelon Transportation LLC	82,278	7,742	—	(319)	89,701	7,102	—	—	—
First Tower Finance Company LLC	443,010	6,823	(2,478)	46,681	494,036	56,125	—	—	—
Freedom Marine Solutions, LLC	13,037	300	—	1,583	14,920	—	—	—	—
InterDent, Inc.	197,621	36,173	—	(8,918)	224,876	24,779	—	—	—
MITY, Inc.	58,894	5,143	(284)	(16,851)	46,902	8,149	—	276	—
National Property REIT Corp.	1,054,976	11,583	(69,181)	7,087	1,004,465	75,249	21,000	33,634	—
Nationwide Loan Company LLC	33,853	1,206	—	(2,084)	32,975	3,621	165	—	—
NMMB, Inc.	18,735	—	(5,500)	10,948	24,183	958	—	—	—
Pacific World Corporation	165,020	19,000	(9,606)	(61,987)	112,427	3,762	—	—	—
R-V Industries, Inc.	31,886	—	—	1,738	33,624	3,295	—	—	—
SB Forging Company II, Inc.	2,194	—	—	(2,194)	—	—	—	—	2,204
Universal Turbine Parts, LLC (D)	—	45,129	(488)	(16,598)	28,043	1,970	—	—	—
USES Corp.	16,319	3,500	—	(4,094)	15,725	—	—	—	—
Valley Electric Company, Inc.	50,797	5,521	—	87,367	143,685	6,877	12,962	800	—
Wolf Energy, LLC	12	46	58	(102)	14	—	—	—	—
Total	$2,404,326	$181,431	$(114,938)	$5,105	$2,475,924	$211,212	$34,127	$36,011	$14,309

(A)	Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion and PIK interest, and any transfer of investments.

(B)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.

(C)
In June 2019, CP Energy purchased approximately 64.1% of the common equity of Spartan Holdings, which owns 100% of Spartan, a portfolio company of Prospect. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Accordingly, Spartan was transferred from non-controlled/non-affiliate investments at $33,313, the fair market value at the beginning of the three month period ended June 30, 2019. Refer to endnote 20.

(D)	Investment was transferred from non-controlled/non-affiliate investments at $45,129, the fair market value at the beginning of the three month period ended December 31, 2018. Refer to endnote 54.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2019 and June 30, 2018 (Continued)

(48)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2019 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2018	Gross Additions (Cost) (A)	Gross Reductions (Cost) (B)	Net unrealized gains (losses)	Fair Value at June 30, 2019	Interest income	Dividend income	Other income	Net realized gains (losses)
Edmentum Ultimate Holdings, LLC	$35,216	$8,850	$(7,855)	$5,006	$41,217	$943	$—	$—	$—
Nixon, Inc.	—	—	—	—	—	—	—	—	—
Targus Cayman HoldCo Limited	23,220	—	(6,106)	(515)	16,599	—	659	—	—
United Sporting Companies, Inc.(C)	—	58,806	—	(39,940)	18,866	—	—	—	—
Total	$58,436	$67,656	$(13,961)	$(35,449)	$76,682	$943	$659	$—	$—

(A)	Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, PIK interest, and any transfer of investments.

(B)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.

(C)	Investment was transferred from non-controlled/non-affiliate investments at $58,806, the fair market value at the beginning of the three month period ended September 30, 2018. Refer to endnote 18.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2019 and June 30, 2018 (Continued)

(49)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2018 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2017	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at June 30, 2018	Interest income	Dividend income	Other income	Net realized gains (losses)
Arctic Energy Services, LLC(C)	$17,370	$—	$(60,876)	$43,506	$—	$—	$—	$—	$—
CCPI Inc.	43,052	—	(482)	(6,814)	35,756	3,704	—	—	—
CP Energy Services Inc.(C)	72,216	65,976	—	(14,931)	123,261	3,394	—	228	—
Credit Central Loan Company, LLC	64,435	2,240	—	10,002	76,677	12,755	—	903	—
Echelon Transportation, LLC (f/k/a Echelon Aviation LLC)	71,318	—	—	10,960	82,278	6,360	—	—	—
Edmentum Ultimate Holdings, LLC(D)	46,895	5,394	(39,196)	(13,093)	—	572	—	—	—
First Tower Finance Company LLC	365,588	21,352	(6,735)	62,805	443,010	47,422	—	2,664	—
Freedom Marine Solutions, LLC	23,994	982	—	(11,939)	13,037	—	—	—	—
Interdent, Inc.(E)	—	209,120	—	(11,499)	197,621	4,775	—	—	—
MITY, Inc.	76,512	—	—	(17,618)	58,894	8,206	—	1,093	13
National Property REIT Corp.	987,304	160,769	(124,078)	30,981	1,054,976	90,582	11,279	8,834	—
Nationwide Loan Company LLC	36,945	4,370	—	(7,462)	33,853	3,485	—	—	—
NMMB, Inc.	20,825	—	(1,999)	(91)	18,735	1,455	—	—	—
Pacific World Corporation(F)	—	198,149	(250)	(32,879)	165,020	3,742	—	—	—
R-V Industries, Inc.	32,678	—	—	(792)	31,886	3,064	—	—	—
SB Forging Company II, Inc.	1,940	—	—	254	2,194	—	—	—	—
USES Corp.	12,517	3,000	(3)	805	16,319	—	—	—	—
Valley Electric Company, Inc.	32,509	2,157	—	16,131	50,797	5,971	—	138	—
Wolf Energy, LLC	5,677	—	(3,009)	(2,656)	12	—	—	1,220	—
Total	$1,911,775	$673,509	$(236,628)	$55,670	$2,404,326	$195,487	$11,279	$15,080	$13
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2019 and June 30, 2018 (Continued)

(50)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2018 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2017	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at June 30, 2018	Interest income	Dividend income	Other income	Net realized gains (losses)
Edmentum Ultimate Holdings, LLC(C)	$—	$34,416	$—	$800	$35,216	$348	$—	$—	$—
Nixon, Inc.	—	—	(14,197)	14,197	—	—	—	—	(14,197)
Targus Cayman HoldCo Limited	11,429	1,117	—	10,674	23,220	205	—	—	846
Total	$11,429	$35,533	$(14,197)	$25,671	$58,436	$553	$—	$—	$(13,351)
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

(54)
On December 10, 2018, UTP Holdings Group, Inc. (“UTP Holdings”) purchased all of the voting stock of Universal Turbine Parts, LLC (“UTP”) and appointed a new Board of Directors to UTP Holdings, consisting of three employees of the Investment Advisor. At the time UTP Holdings acquired UTP, UTP Holdings (f/k/a Harbortouch Holdings of Delaware) was a wholly-owned holding company controlled by Prospect and therefore Prospect’s investment in UTP is classified as a control investment as of June 30, 2019.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1. Organization
In this report, the terms “Prospect,” “the Company,” “we,” “us” and “our” mean Prospect Capital Corporation and its subsidiaries unless the context specifically requires otherwise.

Prospect is a financial services company that primarily lends to and invests in middle-market privately-held companies. We are a closed-end investment company incorporated in Maryland. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). We were organized on April 13, 2004 and were funded in an initial public offering completed on July 27, 2004.

On May 15, 2007, we formed a wholly-owned subsidiary Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Our wholly-owned subsidiary Prospect Small Business Lending, LLC (“PSBL”) was formed on January 27, 2014 and purchases small business whole loans on a recurring basis from online small business loan originators, including On Deck Capital, Inc. (“OnDeck”). On September 30, 2014, we formed a wholly-owned subsidiary Prospect Yield Corporation, LLC (“PYC”) and effective October 23, 2014, PYC holds a portion of our investments in Rated Secured Structured Notes (“RSSN”) and Subordinated Structured Notes (“SSN”) (collectively referred to as “collateralized loan obligations” or “CLOs”). Each of these subsidiaries have been consolidated since operations commenced.
We consolidate certain of our wholly-owned and substantially wholly-owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements and are collectively referred to as the “Consolidated Holding Companies”: CP Holdings of Delaware LLC (“CP Holdings”); Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC (“First Tower Delaware”); MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc. (“NMMB Holdings”); NPH Property Holdings, LLC (“NPH”); SB Forging Company, Inc. (“SB Forging”); STI Holding, Inc.; UTP Holdings Group Inc. (“UTP Holdings”, f/k/a Harbortouch Holdings of Delaware Inc.); Valley Electric Holdings I, Inc.; Valley Electric Holdings II, Inc.; and Wolf Energy Holdings Inc. (“Wolf Energy Holdings”).
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
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the year ended June 30, 2019.

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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of June 30, 2019 and June 30, 2018, our qualifying assets as a percentage of total assets, stood at 73.85% and 73.20%, respectively.
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
Online Small-and-Medium-Sized Business Lending Risk
With respect to our online small-and-medium-sized business (“SME”) lending initiative, we invest primarily in marketplace loans through marketplace lending platforms (e.g. OnDeck). We do not conduct loan origination activities ourselves. Therefore, our ability to purchase SME loans, and our ability to grow our portfolio of SME loans, is directly influenced by the business performance and competitiveness of the marketplace loan origination business of the marketplace lending platforms from which we purchase SME loans. In addition, our ability to analyze the risk-return profile of SME loans is significantly dependent on the marketplace platforms’ ability to effectively evaluate a borrower’s credit profile and likelihood of default. If we are unable to effectively evaluate borrowers’ credit profiles or the credit decisioning and scoring models implemented by each platform, we may incur unanticipated losses which could adversely impact our operating results.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of June 30, 2019, approximately 2.9% of our total assets at fair value are in non-accrual status.
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

Interest income from investments in Subordinated Secured Notes (typically preferred shares, income notes or subordinated notes of CLO funds) and “equity” class of security of securitized trust is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financial Assets. We monitor the expected cash inflows from our CLO and securitized trust equity investments, including the expected residual payments, and the effective yield is determined and updated periodically.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of June 30, 2019, we do not expect to have any excise tax due for the 2019 calendar year. Thus, we have not accrued any excise tax for this period.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of June 30, 2019, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2016 and thereafter remain subject to examination by the Internal Revenue Service.
Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our future taxable earnings. Net realized capital gains, if any, are distributed at least annually.
Financing Costs
We record origination expenses related to our Revolving Credit Facility, and Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Unsecured Notes”) as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation for our Revolving Credit Facility. The same methodology is used to approximate the effective yield method for our Prospect Capital InterNotes® and our at-the-market offerings of our existing unsecured notes that mature on June 15, 2024 (“2024 Notes Follow-on Program”), June 15, 2028 (“2028 Notes Follow-on Program), and June 15, 2029 (“2029 Follow-on Program”). The effective interest method is used to amortize deferred financing costs for our remaining Unsecured Notes over the respective expected life or maturity. In the event that we modify or extinguish our debt before maturity, we follow the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Revolving Credit Facility, any unamortized deferred costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our Unsecured Notes, any unamortized deferred costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.
Unamortized deferred financing costs are presented as a direct deduction to the respective Unsecured Notes (see Notes 5, 6, and 7).

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of June 30, 2019 and June 30, 2018, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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

SEC Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. We have adopted the amendments and have retrospectively applied the presentation amendments to the prior period statements presented.

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

Tax Cuts and Jobs Act
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (The “Tax Act”), which significantly changed the Code, including, a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Act also authorizes the IRS to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax and Jobs Act, or regulations or other guidance issued under it, might affect us, our business or the business of our portfolio companies. However, our portfolio companies may or may not make certain elections under the Tax Act that could materially increase their taxable earnings and profits. Any such increase in the earnings and profits of a portfolio company may result in the characterization of certain distributions sourced from sale proceeds as dividend income, which may increase our distributable taxable income. During the year ended June 30, 2019, we received $21,000 of such dividends from National Property REIT Corp. (“NPRC”) related to the gain on the sale of real estate properties.
Note 3. Portfolio Investments
At June 30, 2019, we had investments in 135 long-term portfolio investments, which had an amortized cost of $5,932,302 and a fair value of $5,653,553. At June 30, 2018, we had investments in 135 long-term portfolio investments, which had an amortized cost of $5,831,458 and a fair value of $5,727,279.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $704,543 and $1,730,657 during the years ended June 30, 2019 and June 30, 2018, respectively. Debt repayments and considerations from sales of equity securities of approximately $627,978 and $1,831,286 were received during the years ended June 30, 2019 and June 30, 2018, respectively.
The following table shows the composition of our investment portfolio as of June 30, 2019 and June 30, 2018:

	June 30, 2019		June 30, 2018
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$33,928	$34,239	$38,659	$38,559
Senior Secured Debt	2,687,709	2,449,357	2,602,018	2,481,353
Subordinated Secured Debt	1,439,440	1,329,799	1,318,028	1,260,525
Subordinated Unsecured Debt	38,933	33,058	38,548	32,945
Small Business Loans	—	—	30	17
Rated Secured Structured Notes	44,774	46,851	6,159	6,159
Subordinated Structured Notes	1,103,751	850,694	1,096,768	954,035
Equity	583,767	909,555	731,248	953,686
Total Investments	$5,932,302	$5,653,553	$5,831,458	$5,727,279

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

In the previous table and throughout the remainder of this footnote, we aggregate our portfolio investments by type of investment, which may differ slightly from the nomenclature used by the constituent instruments defining the rights of holders of the investment, as disclosed on our Consolidated Schedules of Investments (“SOI”). The following investments are included in each category:

•	Revolving Line of Credit includes our investments in delayed draw term loans.

•	Senior Secured Debt includes investments listed on the SOI such as senior secured term loans, senior term loans, secured promissory notes, senior demand notes, and first lien term loans.

•	Subordinated Secured Debt includes investments listed on the SOI such as subordinated secured term loans, subordinated term loans, senior subordinated notes, and second lien term loans.

•	Subordinated Unsecured Debt includes investments listed on the SOI such as subordinated unsecured notes and senior unsecured notes.

•	Small Business Loans includes our investments in SME whole loans purchased from OnDeck.

•	Rated Secured Structured Notes includes our investments in the “debt” class of security of CLO funds.

•	Subordinated Structured Notes includes our investments in the “equity” security class of CLO funds such as income notes, preference shares, and subordinated notes.

•
Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2019:

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$34,239	$34,239
Senior Secured Debt	—	—	2,449,357	2,449,357
Subordinated Secured Debt	—	—	1,329,799	1,329,799
Subordinated Unsecured Debt	—	—	33,058	33,058
Small Business Loans	—	—	—	—
Rated Secured Structured Notes	—	—	46,851	46,851
Subordinated Structured Notes	—	—	850,694	850,694
Equity	—	—	909,555	909,555
Total Investments	$—	$—	$5,653,553	$5,653,553
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following tables show the aggregate changes in the fair value of our Level 3 investments during the year ended June 30, 2019:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2018	$2,404,326	$58,436	$3,264,517	$5,727,279
Net realized gains (losses) on investments	14,309	—	(811)	13,498
Net change in unrealized gains (losses)	5,105	(35,449)	(144,225)	(174,569)
Net realized and unrealized gains (losses)	19,414	(35,449)	(145,036)	(161,071)
Purchases of portfolio investments	63,780	7,855	589,273	660,908
Payment-in-kind interest	38,171	995	4,469	43,635
Accretion of discounts and premiums, net	1,038	—	8,557	9,595
Repayments and sales of portfolio investments	(129,247)	(13,961)	(483,585)	(626,793)
Transfers within Level 3(1)	78,442	58,806	(137,248)	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of June 30, 2019	$2,475,924	$76,682	$3,100,947	$5,653,553

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	Rated Secured Structured Notes	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2018	$38,559	$2,481,353	$1,260,525	$32,945	$17	$6,159	$954,035	$953,686	$5,727,279
Net realized (losses) gains on investments	—	(819)	—	—	94	—	—	14,223	13,498
Net change in unrealized gains (losses)	410	(117,689)	(52,139)	(272)	13	2,078	(110,322)	103,352	(174,569)
Net realized and unrealized gains (losses)	410	(118,508)	(52,139)	(272)	107	2,078	(110,322)	117,575	(161,071)
Purchases of portfolio investments	16,855	381,170	315,531	—	—	38,526	6,884	(98,058)	660,908
Payment-in-kind interest	326	28,231	14,408	670	—	—	—	—	43,635
Accretion of discounts and premiums	—	2,759	6,651	—	—	88	97	—	9,595
Repayments and sales of portfolio investments	(21,911)	(325,648)	(215,177)	(285)	(124)	—	—	(63,648)	(626,793)
Transfers within Level 3(1)	—	—	—	—	—	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of June 30, 2019	$34,239	$2,449,357	$1,329,799	$33,058	$—	$46,851	$850,694	$909,555	$5,653,553

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following tables show the aggregate changes in the fair value of our Level 3 investments during the year ended June 30, 2018:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2017	$1,911,775	$11,429	$3,915,101	$5,838,305
Net realized (losses) gains on investments	13	(13,351)	(6,036)	(19,374)
Net change in unrealized gains (losses)	55,670	25,671	(42,270)	39,071
Net realized and unrealized gains (losses)	55,683	12,320	(48,306)	19,697
Purchases of portfolio investments	212,531	3,588	1,505,134	1,721,253
Payment-in-kind interest	6,164	583	2,657	9,404
Accretion (amortization) of discounts and premiums, net	2,240	—	(33,245)	(31,005)
Repayments and sales of portfolio investments	(144,405)	(846)	(1,685,124)	(1,830,375)
Transfers within Level 3(1)	360,338	31,362	(391,700)	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of June 30, 2018	$2,404,326	$58,436	$3,264,517	$5,727,279

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	Rated Secured Structured Notes	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2017	$27,409	$2,798,796	$1,107,040	$44,434	$7,964	$—	$1,079,712	$772,950	$5,838,305
Net realized (losses) gains on investments	—	(16,795)	—	13	(357)	—	(2,275)	40	(19,374)
Net change in unrealized (losses) gains	(100)	20,701	(4,524)	(12,103)	456	—	(72,439)	107,080	39,071
Net realized and unrealized (losses) gains	(100)	3,906	(4,524)	(12,090)	99	—	(74,714)	107,120	19,697
Purchases of portfolio investments	19,308	1,138,304	365,845	—	7,552	6,159	48,187	135,898	1,721,253
Payment-in-kind interest	—	5,360	3,429	615	—	—	—	—	9,404
Accretion (amortization) of discounts and premiums	—	3,307	5,756	—	—	—	(40,068)	—	(31,005)
Repayments and sales of portfolio investments	(8,058)	(1,511,024)	(217,021)	(14)	(15,598)	—	(59,082)	(19,578)	(1,830,375)
Transfers within Level 3(1)	—	42,704	—	—	—	—	—	(42,704)	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of June 30, 2018	$38,559	$2,481,353	$1,260,525	$32,945	$17	$6,159	$954,035	$953,686	$5,727,279

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
The net change in unrealized (losses) gains on the investments that use Level 3 inputs was ($160,491) and $12,075 for investments still held as of June 30, 2019 and June 30, 2018, respectively.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2019 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
Senior Secured Debt	$1,260,526	Discounted Cash Flow (Yield analysis)	Market yield	5.6% - 19.1%	10.3%
Senior Secured Debt	434,524	Enterprise Value Waterfall (Market approach)	EBITDA multiple	3.0x - 9.5x	7.7x
Senior Secured Debt	128,152	Enterprise Value Waterfall (Market approach)	Revenue multiple	0.5x - 1.3x	1.1x
Senior Secured Debt	54,841	Enterprise Value Waterfall (Discounted cash flow)	Discount rate	7.6% - 10.5%	8.9%
Senior Secured Debt (1)	172,000	Enterprise Value Waterfall	Loss-adjusted discount rate	3.9% - 14.1%	10.6%
Senior Secured Debt (2)	433,553	Enterprise Value Waterfall (NAV Analysis)	Capitalization Rate	3.9% - 7.9%	5.9%
		Discounted Cash Flow	Discount rate	6.5% - 7.5%	7.0%
Subordinated Secured Debt	930,385	Discounted Cash Flow (Yield analysis)	Market yield	6.1% - 26.4%	11.5%
Subordinated Secured Debt	28,622	Enterprise Value Waterfall (Market approach)	EBITDA multiple	8.0x - 9.0x	8.5x
Subordinated Secured Debt	18,866	Liquidation Analysis	N/A	N/A	N/A
Subordinated Secured Debt (3)	351,926	Enterprise Value Waterfall (Market approach)	Book value multiple	0.8x - 3.0x	2.7x
Subordinated Unsecured Debt	33,058	Enterprise Value Waterfall (Market approach)	EBITDA multiple	5.8x - 11.3x	10.8x
Rated Secured Structured Notes	46,851	Discounted Cash Flow	Discount rate (4)	10.7% - 11.1%	10.9%
Subordinated Structured Notes	850,694	Discounted Cash Flow	Discount rate (4)	2.2% - 34.2%	19.8%
Preferred Equity	84,294	Enterprise Value Waterfall (Market approach)	EBITDA multiple	4.0x - 8.5x	7.1x
Common Equity/Interests/Warrants	127,814	Enterprise value waterfall (Market approach)	EBITDA multiple	5.8x - 9.0x	6.5x
Common Equity/Interests/Warrants (1)	4,778	Enterprise value waterfall	Loss-adjusted discount rate	3.9% - 14.1%	10.6%
Common Equity/Interests/Warrants (2)	297,525	Enterprise value waterfall (NAV analysis)	Capitalization rate	3.9% - 7.9%	5.9%
		Discounted cash flow	Discount rate	6.5% - 7.5%	7.0%
Common Equity/Interests/Warrants (5)	246,502	Enterprise value waterfall (Market approach)	Book value multiple	0.8x - 3.0x	2.6x
Common Equity/Interests/Warrants (6)	96,609	Discounted cash flow	Capitalization rate	3.9% - 7.9%	5.9%
Common Equity/Interests/Warrants	34,860	Discounted cash flow	Discount rate	7.1% - 14.6%	8.4%
Common Equity/Interests/Warrants	14,934	Liquidation analysis	N/A	N/A	N/A
Escrow Receivable	2,239	Discounted cash flow	Discount rate	6.1% - 7.2%	6.7%
Total Level 3 Investments	$5,653,553

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(1)
Represents an investment in a Real Estate Investment subsidiary. The Enterprise Value analysis includes the fair value of our investments in such indirect subsidiary’s consumer loans purchased from online consumer lending platforms, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above. In addition, the valuation also used projected loss rates as an unobservable input ranging from 0.0%-12.5%, with a weighted average of 1.3%.

(2)	Represents Real Estate Investments. Enterprise Value Waterfall methodology uses both the net asset value analysis and discounted cash flow technique, which are weighted equally (50%).

(3)
Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes book value multiples as noted above. In addition, the valuation of certain consumer finance companies utilizes the enterprise value waterfall technique whereby the significant unobservable input is the earnings multiple and the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies the earnings multiple ranges from 8.8x to 12.5x with a weighted average of 11.5x and the discount rate ranges from 12.7% to 14.6% with a weighted average of 13.3%.

(4)
Represents the implied discount rate based on our internally generated single-cash flow model that is derived from the fair value estimated by the corresponding multi-path cash flow model utilized by the independent valuation firm.

(5)
Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes book value multiples as noted above. In addition, the valuation of certain consumer finance companies utilizes the enterprise value waterfall technique whereby the significant unobservable input is the earnings multiple and the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies the earnings multiple ranges from 8.8x to 12.5x with a weighted average of 11.8x and the discount rate ranges from 12.7% to 14.6% with a weighted average of 13.3%.

(6)	Represents Residual Profit Interests in Real Estate Investments.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2018 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
Senior Secured Debt	$1,409,584	Discounted Cash Flow (Yield analysis)	Market Yield	7.0%-21.2%	11.3%
Senior Secured Debt	361,720	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	4.0x-10.3x	8.3x
Senior Secured Debt	181,339	Enterprise Value Waterfall (Market approach)	Revenue Multiple	0.3x-1.6x	1.4x
Senior Secured Debt	47,099	Enterprise Value Waterfall (Discounted cash flow)	Discount Rate	7.5%-16.1%	10.7%
Senior Secured Debt	787	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt (1)	226,180	Enterprise Value Waterfall	Loss-adjusted discount rate	3.0%-14.2%	11.0%
Senior Secured Debt (2)	293,203	Enterprise Value Waterfall (NAV Analysis)	Capitalization Rate	3.3%-8.7%	6.0%
		Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Subordinated Secured Debt	830,766	Discounted Cash Flow (Yield analysis)	Market Yield	7.6%-22.5%	11.7%
Subordinated Secured Debt	28,622	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	6.5x-7.5x	0.07
Subordinated Secured Debt	58,806	Enterprise Value Waterfall (Market approach)	Revenue Multiple	0.3x-0.4x	0.4x
Subordinated Secured Debt (3)	342,331	Enterprise Value Waterfall (Market approach)	Book Value Multiple	0.8x-3.1x	2.5x
			Earnings Multiple	7.5x-13.0x	11.9x
Subordinated Unsecured Debt	32,945	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	5.8x-11.5x	9.7%
Small Business Loans (4)	17	Discounted Cash Flow	Loss-adjusted Discount Rate	13.0%-24.3%	15.5%
Subordinated Structured Notes	960,194	Discounted Cash Flow	Discount rate (6)	2.33%-24.28%	17.24%
Preferred Equity	73,792	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	4.0x-9.0x	7.9x
Preferred Equity	2,194	Liquidation Analysis	N/A	N/A	N/A
Common Equity/Interests/Warrants	81,753	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	5.0x-9.0x	6.8x
Common Equity/Interests/Warrants (1)	16,881	Enterprise Value Waterfall	Loss-adjusted discount rate	3.0%-14.2%	11.0%
Common Equity/Interests/Warrants (2)	419,224	Enterprise Value Waterfall (NAV analysis)	Capitalization Rate	3.3%-8.7%	6.0%
		Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Common Equity/Interests/Warrants (3)	209,583	Enterprise Value Waterfall (Market approach)	Book Value Multiple	0.8x-3.1x	2.4x
			Earnings Multiple	7.5x-13.0x	11.9x
Common Equity/Interests/Warrants (5)	99,488	Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Common Equity/Interests/Warrants	36,805	Discounted Cash Flow	Discount Rate	7.5%-15.5%	8.8%
Common Equity/Interests/Warrants	13,049	Liquidation Analysis	N/A	N/A	N/A
Escrow Receivable	917	Discounted Cash Flow	Discount Rate	7.3%-8.4%	7.9%
Total Level 3 Investments	$5,727,279

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
During the year ended June 30, 2019, the valuation methodology for Easy Gardner Products, Inc. (“Easy Gardner”) changed to remove the WACC and shadow method and incorporated the waterfall approach. As a result of the company’s performance, the fair value of our investment in Easy Gardner decreased to $10,252 as of June 30, 2019, a discount of $5,636 from its amortized cost, compared to no unrealized appreciation or depreciation recorded at June 30, 2018.
During the year ended June 30, 2019, the valuation methodology for Research Now Group, Inc. (“Research Now”) changed to incorporate Markit quotes and relative value approach. As a result of the company’s performance, the fair value of our investment in Research Now increased to $59,700 as of June 30, 2019, a premium of $3,084 from its amortized cost, compared to the $644 unrealized appreciation recorded at June 30, 2018.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the year ended June 30, 2019, the valuation methodology for Securus Technologies Holdings, Inc. (“Securus”) changed to incorporate the shadow method. As a result of the company’s performance, the fair value of our investment in Securus decreased to $48,760 as of June 30, 2019, a discount of $1,743 from its amortized cost, compared to the $140 unrealized appreciation recorded at June 30, 2018.
During the year ended June 30, 2019, the valuation methodology for Spectrum Holdings III Corp. (“Spectrum”) changed to incorporate relative value approach. As a result of the company’s performance, the fair value of our investment in Spectrum decreased to $7,144 as of June 30, 2019, a discount of $325 from its amortized cost, compared to no unrealized appreciation or depreciation recorded at June 30, 2018.
During the year ended June 30, 2019, the valuation methodology for VC GB Holdings, Inc. (“VC GB”) changed to remove the market purchase method. As a result of the company’s performance, the fair value of our investment in VC GB increased to $3,720 as of June 30, 2019, a premium of $227 from its amortized cost, compared to the $250 unrealized appreciation recorded at June 30, 2018.
During the year ended June 30, 2019, the valuation methodology for Venio LLC (“Venio”) changed to incorporate the waterfall approach. The fair value of our investment in Venio increased to $21,515 as of June 30, 2019, a discount of $1,004 from its amortized cost, compared to the $1,935 unrealized appreciation recorded at June 30, 2018. The increase in fair value was driven by a reduction in debt senior to our investment, partially offset by a decline in performance. The change in unrealized depreciation was driven by the increase to the outstanding principal balance and cost basis as a result of capitalized PIK interest.
During the year ended June 30, 2019, the valuation methodology for Wink Holdco, Inc. (“Wink”) changed to incorporate the shadow method. There was no unrealized appreciation or depreciation recorded at June 30, 2019 and June 30, 2018, respectively.
During the year ended June 30, 2019, we provided $10,206 of equity financing to NPRC for the acquisition of real estate properties and $1,377 of equity financing to NPRC to fund capital expenditures for existing real estate properties.
During the year ended June 30, 2019, we received partial repayments of $54,181 of our loans previously outstanding with NPRC and its wholly-owned subsidiary and $15,000 as a return of capital on our equity investment in NPRC.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of June 30, 2019, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 26,446 individual loans and residual interest in four securitizations, and had an aggregate fair value of $147,031. The average outstanding individual loan balance is approximately $4 and the loans mature on dates ranging from July 1, 2019 to April 19, 2025 with a weighted-average outstanding term of 22 months as of June 30, 2019. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 23.3%. As of June 30, 2019, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $176,778.
As of June 30, 2019, based on outstanding principal balance, 8.7% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 23.3% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 68.0% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659).

Loan Type	Outstanding Principal Balance	Fair Value	Weighted Average Interest Rate*
Super Prime	$9,466	$9,168	12.5%
Prime	25,335	24,181	17.4%
Near Prime	73,947	69,163	26.7%
*Weighted by outstanding principal balance of the online consumer loans.

As of June 30, 2019, our investment in NPRC and its wholly-owned subsidiaries had an amortized cost of $769,389 and a fair value of $1,004,465, including our investment in online consumer lending as discussed above. The fair value of $827,687 related to NPRC’s real estate portfolio was comprised of thirty-seven multi-families properties, twelve self-storage units, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of June 30, 2019.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	—
3	NPRC Carroll Resort, LLC	Pembroke Pines, FL	6/24/2013	225,000	172,664
4	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,289
5	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,739
6	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,512
7	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,416
8	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	13,984
9	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,127
10	NPH Carroll Bartram Park, LLC	Jacksonville, FL	12/31/2013	38,000	26,652
11	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	7,603
12	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
13	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
14	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
15	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
16	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
17	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
18	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
19	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	8,927	6,695
20	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
21	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	86,443
22	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	14,226
23	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,920
24	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	28,935
25	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	14,480
26	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	15,352
27	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	18,328
28	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	19,480
29	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,880
30	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
31	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
32	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
33	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
34	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
35	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
36	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	43,098
37	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
38	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
39	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
40	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
41	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	48,623
42	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
43	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	15,459
44	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
45	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
46	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
47	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
48	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	44,044
49	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	14,185
50	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
51	Laurel Pointe Holdings, LLC	Forest Park, GA	5/9/2018	33,005	26,400
52	Bradford Ridge Holdings, LLC	Forest Park, GA	5/9/2018	12,500	10,000
53	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
54	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	39,525
55	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	19,335
56	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
57	Ashwood Ridge Holdings LLC	Jonesboro, GA	9/21/2018	9,600	7,300
58	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
59	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
60	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
		Orlando, FL		$1,966,757	$1,616,821
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
On December 31, 2018, we liquidated our investment in SB Forging Company II. We recorded a realized gain of $2,204 as a result of this transaction.
On February 1, 2019, Maverick Healthcare Equity, LLC was sold. No proceeds were received, resulting in a realized loss of $1,252.
During the period from January 23, 2019 to February 28, 2019, we sold $76,000, or 39.13%, of the outstanding principal balance of the senior secured note investment in Broder Bros., Co. We recorded a realized loss of $450 as a result of these transactions.
On March 1, 2019, we sold our 94.59% common equity interest in CCPI, Inc. for $18,865 in net proceeds. Concurrently, CCPI Inc. fully repaid the $2,797 Senior Secured Term Loan A and the $17,566 Senior Secured Term Loan B receivable to us. We recorded a realized gain of $12,105 on the sale of our equity position in CCPI, Inc. In connection with the sale we recognized an advisory fee payment of $1,301 recorded as other income. In addition, there is $2,364 being held in escrow that is due to us, which will be recognized as an additional realized gain when received. During the three months ended June 30, 2019, we received $136 of escrow proceeds, realizing a gain of the same amount.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

On March 27, 2019, Ark-La-Tex sold the remainder of its assets for $773. The remainder of our debt investment in Ark-La-Tex was written off and we recorded a realized loss of $371.
During the year ended June 30, 2019, we received $1,009 of escrow proceeds related to Harbortouch, realizing a gain of the same amount.
As of June 30, 2019, $3,294,584 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR floors ranging from 0.0% to 3.0%. As of June 30, 2019, $598,720 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 5.0% to 20.5%. As of June 30, 2018, $3,323,420 of our loans to portfolio companies, at fair value, bore interest at floating rates and have LIBOR floors ranging from 0.0% to 3.0%. As of June 30, 2018, $489,962 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 5.0% to 20.0%.
At June 30, 2019, six loan investments were on non-accrual status: Edmentum Ultimate Holdings, LLC (“Edmentum”, the Unsecured Junior PIK Note), Interdent (the Senior Secured Term Loan C and the Senior Secured Term Loan D), Pacific World Corporation (the Senior Secured Term Loan A and the Senior Secured Term Loan B), United Sporting Companies, Inc. (“USC”), USES Corp. (“USES”), and UTP (the Senior Secured Term Loan B). At June 30, 2018, five loan investments were on non-accrual status: Ark-La-Tex, Edmentum Ultimate Holdings, LLC Unsecured Junior PIK Note, Pacific World Corporation Senior Secured Term Loan B, USC, and USES. Cost balances of these loans amounted to $487,356 and $315,733 as of June 30, 2019 and June 30, 2018, respectively. The fair value of these loans amounted to $167,833 and $143,719 as of June 30, 2019 and June 30, 2018, respectively. The fair values of these investments represent approximately 2.9% and 2.5% of our total assets at fair value as of June 30, 2019 and June 30, 2018, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of June 30, 2019 and June 30, 2018, we had $23,375 and $29,675, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of June 30, 2019 and June 30, 2018.
We have guaranteed $2,571 in standby letters of credit issued through a financial intermediary and $1,682 of equipment lease obligations on behalf of InterDent, Inc. (“InterDent”) as of June 30, 2019. Under these arrangements, we would be required to make payments to the financial intermediary or equipment lease provider, respectively, if InterDent was to default on their related payment obligations. As of June 30, 2019, we have not recorded a liability on the statement of assets and liabilities for these guarantees as the likelihood of default on the standby letters of credit or equipment lease is deemed to be remote.
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
First Tower Finance Company LLC (“First Tower Finance”) is a significant subsidiary due to income and NPRC is a significant subsidiary due to assets and income for the years ended June 30, 2019, June 30, 2018 and June 30, 2017. We included the audited financial statements of NPRC, and its subsidiaries, for the years ended December 31, 2018 and December 31, 2017 as Exhibit 99.1 and for the years ended December 31, 2017 and December 31, 2016 as Exhibit 99.2. We have also included the audited financial statements of First Tower Finance for the years ended December 31, 2018 and December 31, 2017 as Exhibit 99.3 and audited financial statements for the year ended December 31, 2017 and December 31, 2016 as Exhibit 99.4.
Pacific World and Valley Electric are significant subsidiaries due to income for the year ended June 30, 2019. Arctic Energy Services, LLC (“Arctic”) was significant due to income for the year ended June 30, 2018. USES Corp. was significant due to income for the year ended June 30, 2017. We have included summarized financial statements for these investments below.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following tables show summarized financial information for Arctic, which was identified as a significant subsidiary due to income during the year ended June 30, 2018. Following the April 2018 transaction with CP Energy (see endnote 49 to our Consolidated Schedule of Investments), Arctic is no longer reported as a separate control entity.

Balance Sheet	December 31, 2017
Current assets	$6,382
Non-current assets	36,478
Current liabilities	2,213
Non-current liabilities	3,040

For the twelve months ended
Summary of Operations	December 31, 2017
Total revenue	$23,155
Cost of sales	—
Operating expenses	13,125
Other expenses (including tax expense)	13,054
Net income (loss)	$(3,024)

The following tables show summarized financial information for Pacific World, which was identified as a significant subsidiary during the during the year ended June 30, 2019:

Balance Sheet(1)	June 30, 2019	June 30, 2018
Current assets	$33,381	$61,204
Non-current assets	66,824	93,020
Current liabilities	42,544	46,002
Non-current liabilities	211,508	195,215

	For the six months ended	For the years ended December 31,
Summary of Operations (1)	June 30, 2019	2018	2017	2016
Net sales	$41,381	$101,859	$120,953	$141,214
Cost of sales	32,373	90,142	77,741	89,377
Selling, general and administrative expenses	20,659	61,984	48,496	50,670
Interest expense	12,386	23,021	19,182	17,370
Other expense (income), net	679	2,913	(2,067)	4,214
Income tax expense (benefit)	178	(1,217)	(3,993)	1,020
Net loss	$(24,894)	$(74,984)	$(18,406)	$(21,437)
(1) The fiscal year end of the portfolio company is December 31st compared to PSEC’s June 30th fiscal year end. All amounts are unaudited.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following tables show summarized financial information for Valley Electric, which was identified as a significant subsidiary during the year ended June 30, 2019:

Balance Sheet (1)	June 30, 2019	June 30, 2018
Current assets	$79,981	$51,220
Non-current assets	15,004	15,540
Current liabilities	50,994	32,877
Non-current liabilities	16,212	12,777

	For the twelve months ended
Summary of Operations (1)	June 30, 2019	June 30, 2018	June 30, 2017
Total revenue	$255,526	$142,711	$129,399
Cost of sales	213,797	126,108	115,690
Operating expenses	15,133	10,972	11,160
Other expenses (including tax expense)	8,087	6,445	5,877
Net income (loss)	$18,509	$(814)	$(3,328)
(1) The fiscal year end of the portfolio company is December 31st compared to PSEC’s June 30th fiscal year end. All amounts are unaudited.

The following tables show summarized financial information for USES, which was identified as a significant subsidiary during the year ended June 30, 2017:

Balance Sheet (1)	May 31, 2019	June 30, 2018
Current assets	$19,765	$22,088
Non-current assets	27,349	32,614
Current liabilities	21,182	21,502
Non-current liabilities	113,544	81,448

	For the eleven months ended	For the twelve months ended
Summary of Operations (1)	May 31, 2019	June 30, 2018	June 30, 2017
Total revenue	$51,265	$77,998	$65,542
Cost of sales	45,156	64,821	57,848
Operating expenses	14,371	17,509	18,554
Other expenses (including tax expense)	31,029	22,192	10,783
Net income (loss)	$(39,362)	$(26,695)	$(21,669)
(1) The fiscal year end of the portfolio company is December 31st compared to PSEC’s June 30th fiscal year end. All amounts are unaudited.

The SEC has requested comments on the proper mechanics of how the calculations related to Rules 3-09 and 4-08(g) of Regulation S-X should be completed. There is currently diversity in practice for the calculations. We expect that the SEC will clarify the calculation methods in the future.
Note 4. Revolving Credit Facility
On August 29, 2014, we renegotiated our previous credit facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility”. The lenders had extended commitments of $885,000 under the 2014 Facility as of June 30, 2018. The 2014 Facility included an accordion feature which allowed commitments to be increased up to $1,500,000 in the aggregate. Interest on borrowings under the 2014 Facility were one-month LIBOR plus 225 basis points. Additionally, the lenders charged a fee on the unused portion of the 2014 Facility equal to either 50 basis points if at least 35% of the credit facility was drawn or 100 basis points otherwise.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

On August 1, 2018, we renegotiated the 2014 Facility and closed an expanded five and a half year revolving credit facility (the “2018 Facility” and collectively with the 2014 Facility, the “Revolving Credit Facility”). The lenders have extended commitments of $1,132,500 under the 2018 Facility as of June 30, 2019. The 2018 Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The 2018 Facility matures on March 27, 2024. It includes a revolving period that extends through March 27, 2022, followed by an additional two-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such two-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the two-year amortization period, the remaining balance will become due, if required by the lenders.
The 2018 Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The 2018 Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the 2018 Facility. The 2018 Facility also requires the maintenance of a minimum liquidity requirement. As of June 30, 2019, we were in compliance with the applicable covenants.
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
For the years ended June 30, 2019, June 30, 2018, and June 30, 2017, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Year Ended June 30,
	2019	2018	2017
Average stated interest rate	4.55%	3.94%	2.97%
Average outstanding balance	$225,310	$48,628	$22,636
As of June 30, 2019 and June 30, 2018, we had $684,212 and $547,205, respectively, available to us for borrowing under the Revolving Credit Facility, of which $167,000 and $37,000 were outstanding as of June 30, 2019 and June 30, 2018, respectively. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,132,500. As of June 30, 2019, the investments, including cash and money market funds, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,662,867, which represents 28.9% of our total investments, including cash and money market funds. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and as such, these investments are not available to our general creditors. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $11,077 of new fees and $1,473 were carried over for continuing participants from the previous facility, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of June 30, 2019, $8,529 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities. During the year ended June 30, 2019, $325 of fees were expensed relating to credit providers in the 2014 Facility who did not commit to the 2018 Facility.
During the years ended June 30, 2019, 2018 and 2017, we recorded $23,097, $13,170 and $12,173, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On April 11, 2014, we issued $400,000 aggregate principal amount of convertible notes that mature on April 15, 2020 (the “2020 Notes”), unless previously converted or repurchased in accordance with their terms. The 2020 Notes bear interest at a rate of 4.75% per year, payable semi-annually on April 15 and October 15 each year, beginning October 15, 2014. Total proceeds from the issuance of the 2020 Notes, net of underwriting discounts and offering costs, were $387,500. On January 30, 2015, we repurchased $8,000 aggregate principal amount of the 2020 Notes at a price of 93.0, including commissions. As a result of this transaction, we recorded a gain of $332, in the amount of the difference between the reacquisition price and the net carrying amount of the notes, net of the proportionate amount of unamortized debt issuance costs. During the three months ended December 31, 2018, we repurchased an additional $13,500 aggregate principal amount of the 2020 Notes at a price of 99.5, including commissions. As a result of this transaction, we recorded a loss of $41, in the amount of the difference between the reacquisition price and the net carrying amount of the 2020 Notes, net of the proportionate amount of unamortized debt issuance costs. During the three months ended March 31, 2019, we repurchased an additional $129,798 aggregate principal amount of the 2020 Notes at a weighted average price of 101.4, including commission. As a result of these transactions, we recorded a net loss of $2,787 during the three months ended March 31, 2019, in the amount of the difference between the reacquisition price and the net carrying amounts of the 2020 Notes, net of the proportionate amount of unamortized debt issuance costs. During the three months ended June 30, 2019, we repurchased an additional $24,588 aggregate principal amount of the 2020 Notes at a weighted average price of $101.10, including commissions. As a result of these transactions, we recorded a net loss of $414 during the three months ended June 30, 2019, in the amount of the difference of the reacquisition price and the net carrying amounts of the 2020 Notes, net of the proportionate amount of unamortized debt issuance costs. As of June 30, 2019, the outstanding aggregate principal amount of the 2020 Notes is $224,114. On June 28, 2019, we commenced a tender offer to purchase for cash any and all of the $224,114 outstanding aggregate principal amount of the 2020 Notes. The tender offer expired at 12:00 midnight on July 26, 2019.
On April 11, 2017, we issued $225,000 aggregate principal amount of convertible notes that mature on July 15, 2022 (the “Original 2022 Notes”), unless previously converted or repurchased in accordance with their terms. The Original 2022 Notes bear interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2017. Total proceeds from the issuance of the 2022 Notes, net of underwriting discounts and offering costs, were $218,010. On May 18, 2018, we issued an additional $103,500 aggregate principal amount of convertible notes that mature on July 15, 2022 (the “Additional 2022 Notes”, and together with the Original 2022 Notes, the “2022 Notes”), unless previously converted or repurchased in accordance with their terms. The Additional 2022 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2022 Notes and bear interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2018. Total proceeds from the issuance of the Additional 2022 Notes, net of underwriting discounts and offering costs, were $100,749. Following the issuance of the Additional 2022 Notes and as of June 30, 2019, the outstanding aggregate principal amount of the 2022 Notes is $328,500.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

On March 1, 2019, we issued $175,000 aggregate principal amount of senior convertible notes that mature on March 1, 2025 (the “2025 Notes”), unless previously converted or repurchased in accordance with their terms. We granted the underwriters a 13-day over-allotment option to purchase up to an additional $26,250 aggregate principal amount of the 2025 Notes. The underwriters fully exercised the over-allotment option on March 11, 20l9 and we issued $26,250 aggregate principal amount of 2025 Notes at settlement on March 13, 2019. The 2025 Notes bear interest at a rate of 6.375% per year, payable semi-annually on March 1 and September 1 each year, beginning September 1, 2019. Total proceeds from the issuance of the 2025 Notes, net of underwriting discounts and offering costs, were $198,674. As of June 30, 2019, the outstanding aggregate principal amount of the 2025 Notes is $201,250.
Certain key terms related to the convertible features for the 2020 Notes, the 2022 Notes and the 2025 Notes (collectively, the “Convertible Notes”) are listed below.

	2020 Notes	2022 Notes	2025 Notes
Initial conversion rate(1)	80.6647	100.2305	110.7420
Initial conversion price	$12.40	$9.98	$9.03
Conversion rate at June 30, 2019(1)(2)	80.6670	100.2305	110.7420
Conversion price at June 30, 2019(2)(3)	$12.40	$9.98	$9.03
Last conversion price calculation date	4/11/2019	4/11/2019	3/1/2019
Dividend threshold amount (per share)(4)	$0.110525	$0.083330	$0.060000

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)	The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

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
In connection with the issuance of the Convertible Notes, we recorded a discount of $4,025 and debt issuance costs of $22,585, which are being amortized over the terms of the Convertible Notes. As of June 30, 2019, $3,840 of the original issue discount and $10,027 of the debt issuance costs remain to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the years ended June 30, 2019, 2018 and 2017, we recorded $44,492, $51,020 and $55,217, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.

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

On April 7, 2014, we issued $300,000 aggregate principal amount of unsecured notes that mature on July 15, 2019 (the “5.00% 2019 Notes”). Included in the issuance is $45,000 of Prospect Capital InterNotes® that were exchanged for the 5.00% 2019 Notes. The 5.00% 2019 Notes bore interest at a rate of 5.00% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2014. Total proceeds from the issuance of the 5.00% 2019 Notes, net of underwriting discounts and offering costs, were $295,998. On June 7, 2018, we commenced a tender offer to purchase for cash any and all of the $300,000 aggregate principal amount outstanding of the 5.00% 2019 Notes. On June 20, 2018, $146,464 aggregate principal amount of the 5.00% 2019 Notes, representing 48.8% of the previously outstanding 5.00% 2019 Notes, were validly tendered and accepted. The transaction resulted in our recognizing a $3,705 loss during the three months ended June 30, 2018. On September 26, 2018, we repurchased the remaining $153,536 aggregate principal amount of the 5.00% 2019 Notes at a price of 101.645, including commissions. The transaction resulted in our recognizing a loss of $2,874 during the year ended June 30, 2019.

On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market (“ATM”) program with FBR Capital Markets & Co. through which we could sell, by means of ATM offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes (“Initial 2024 Notes ATM”). Following the initial 2024 Notes ATM, the aggregate principal amount of the 2024 Notes issued was $199,281 for net proceeds of $193,253, after commissions and offering costs. On July 2, 2018, we entered into a second ATM program with B. Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of the 2024 Notes (“Second 2024 Notes ATM”, and together with the Initial 2024 Notes ATM, the “2024 Notes Follow on Program”). The 2024 Notes are listed on the New York Stock Exchange (“NYSE”) and trade thereon under the ticker “PBB.” During the year ended June 30, 2019, we issued an additional $35,162 aggregate principal amount under the second 2024 Notes ATM, for net proceeds of $34,855, after commissions and offering costs. As of June 30, 2019, the outstanding aggregate principal amount of the 2024 Notes is $234,443.

On June 7, 2018, we issued $55,000 aggregate principal amount of unsecured notes that mature on June 15, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts and offering costs were $53,119. On July 2, 2018, we entered into an ATM program with B. Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2028 Notes (“2028 Notes ATM” or “2028 Notes Follow-on Program”). The 2028 Notes are listed on the NYSE and trade thereon under the ticker “PBY.” During the year ended June 30, 2019, we issued an additional $15,761 aggregate principal amount under the 2028 Notes ATM, for net proceeds of $15,530, after commissions and offering costs. As of June 30, 2019, the outstanding aggregate principal amount of the 2028 Notes is $70,761.

On October 1, 2018, we issued $100,000 aggregate principal amount of unsecured notes that mature on January 15, 2024 (the “6.375% 2024 Notes”). The 6.375% 2024 Notes bear interest at a rate of 6.375% per year, payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2019. Total proceeds from the issuance of the 6.375% 2024 Notes, net of underwriting discounts and offering costs, were $98,985. As of June 30, 2019, the outstanding aggregate principal amount of the 6.375% 2024 Notes is $100,000.

On December 5, 2018, we issued $50,000 aggregate principal amount of unsecured notes that mature on June 15, 2029 (the “2029 Notes”). The 2029 Notes bear interest at a rate of 6.875% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning March 15, 2019. Total proceeds from the issuance of the 2029 Notes, net of underwriting

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

discounts and offering costs, were $48,057. On February 9, 2019, we entered into an ATM program with B. Riley FBR, Inc., BB&T Capital Markets, and Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2029 Notes (“2029 Notes ATM” or “2029 Notes Follow-on Program”). The 2029 Notes are listed on the NYSE and trade thereon under the ticker “PBC.” During the year ended June 30, 2019, we issued an additional $19,170 aggregate principal amount under the 2029 Notes ATM, for net proceeds of $18,523, after commissions and offering costs. As of June 30, 2019, the outstanding aggregate principal amount of the 2029 Notes is $69,170.

The 2023 Notes, the 2024 Notes, the 2028 Notes, the 6.375% 2024 Notes, and the 2029 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $4,112 and debt issuance costs of $16,112, which are being amortized over the term of the notes. As of June 30, 2019, $2,519 of the original issue discount and $11,307 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the years ended June 30, 2019, 2018 and 2017, we recorded $47,931, $44,269 and $43,898, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
Note 7. Prospect Capital InterNotes®
On February 16, 2012, we entered into a selling agent agreement (the “Original Selling Agent Agreement”) with Incapital LLC, as purchasing agent for our issuance and sale from time to time of up to $500,000 of Prospect Capital InterNotes®, which was increased to $1,500,000 in May 2014. We sold approximately $1,454,466 in aggregate principal amount Prospect Capital InterNotes® under the Original Selling Agent Agreement. On May 10, 2019, the Original Selling Agent Agreement was terminated, and we entered into a new selling agent agreement with Incapital LLC (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (the “InterNotes® Offering”). Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the year ended June 30, 2019, we issued $236,971 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $233,140. These notes were issued with stated interest rates ranging from 5.00% to 6.25% with a weighted average interest rate of 5.67%. These notes will mature between July 15, 2023 and June 15, 2029. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2019.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$119,426	5.00% - 5.75%	5.43%	July 15, 2023 - June 15, 2024
7	54,880	5.25% - 6.00%	5.80%	July 15, 2025 - June 15, 2026
8	385	5.75%	5.75%	July 15, 2026
10	62,280	5.50% - 6.25%	6.02%	July 15, 2028 - June 15, 2029
	$236,971
During the year ended June 30, 2018, we issued $76,297 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $75,159. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2018.

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
	$76,297

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the year ended June 30, 2019, we redeemed, prior to maturity, $279,841 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.91% in order to replace shorter maturity debt with longer-term debt. During the year ended June 30, 2019, we repaid $10,355 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the year ended June 30, 2019 was $2,047. The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2019.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$283,450	4.00% – 5.75%	5.10%	January 15, 2021 - June 15, 2024
5.5	1,399	4.25%	4.25%	July 15, 2020
6.5	34,745	5.10% – 5.25%	5.24%	January 15, 2022 - May 15, 2022
7	83,731	4.00% – 6.00%	5.56%	January 15, 2020 - June 15, 2026
7.5	1,996	5.75%	5.75%	February 15, 2021
8	24,500	4.50% – 5.75%	4.67%	August 15, 2025 - July 15, 2026
10	99,529	5.50% – 7.00%	6.09%	March 15, 2022 - June 15, 2029
12	2,978	6.00%	6.00%	November 15, 2025 - December 15, 2025
15	17,077	5.25% – 6.00%	5.35%	May 15, 2028 - November 15, 2028
18	19,306	4.13% – 6.25%	5.58%	December 15, 2030 - August 15, 2031
20	3,887	5.75% – 6.00%	5.90%	November 15, 2032 - October 15, 2033
25	31,855	6.25% – 6.50%	6.39%	August 15, 2038 - May 15, 2039
30	103,246	5.50% – 6.75%	6.24%	November 15, 2042 - October 15, 2043
	$707,699
During the year ended June 30, 2018, we redeemed $269,375 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.89% in order to replace debt with shorter maturity dates. During the year ended June 30, 2018, we repaid $6,899 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the year ended June 30, 2018 was $1,506. The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2018.

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
	$760,924

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

In connection with the issuance of Prospect Capital InterNotes®, we incurred $26,752 of fees which are being amortized over the term of the notes, of which $12,349 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of June 30, 2019.
During the years ended June 30, 2019, 2018 and 2017, we recorded $41,711, $46,580 and $53,560, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Note 8. Fair Value and Maturity of Debt Outstanding
The following table shows our outstanding debt as of June 30, 2019.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility(2)	$167,000	$8,529	$167,000	(3)	$167,000		1ML+2.20%	(6)

2020 Notes	224,114	1,012	223,102		226,933	(4)	5.38%	(7)
2022 Notes	328,500	6,681	321,819		330,964	(4)	5.71%	(7)
2025 Notes	201,250	6,174	195,076		207,847	(4)	6.63%	(7)
Convertible Notes	753,864		739,997		765,744

6.375% 2024 Notes	100,000	1,020	98,980		106,747	(4)	5.29%	(7)
2023 Notes	320,000	3,270	316,730		340,314	(4)	6.09%	(7)
2024 Notes	234,443	4,746	229,697		239,788	(4)	6.74%	(7)
2028 Notes	70,761	2,303	68,458		73,025	(4)	6.72%	(7)
2029 Notes	69,170	2,487	66,683		71,245	(4)	7.38%	(7)
Public Notes	794,374		780,548		831,119

Prospect Capital InterNotes®	707,699	12,349	695,350		741,227	(5)	6.16%	(8)
Total	$2,422,937		$2,382,895		$2,505,090

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of June 30, 2019.

(2)	The maximum draw amount of the Revolving Credit facility as of June 30, 2019 is $1,132,500.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Note 2 for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread based on observable market inputs.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

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

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2019.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$167,000	$—	$—	$167,000	$—
Convertible Notes	753,864	224,114	—	328,500	201,250
Public Notes	794,374	—	—	654,443	139,931
Prospect Capital InterNotes®	707,699	4,402	188,037	189,795	325,465
Total Contractual Obligations	$2,422,937	$228,516	$188,037	$1,339,738	$666,646

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
We did not repurchase any shares of our common stock under the Repurchase Program for the years ended June 30, 2019, June 30, 2018, and June 30, 2017. As of June 30, 2019, the approximate dollar value of shares that may yet be purchased under the plan is $65,860.

Excluding dividend reinvestments, during the years ended June 30, 2019, June 30, 2018, and June 30, 2017, we did not issue any shares of our common stock.
On October 31, 2018, our registration statement on Form N-2 (File No. 333-227124) was declared effective by the SEC. The registration statement permits us to issue, through one or more transactions, up to an aggregate of $5,000,000 in securities, consisting of common stock, preferred stock, debt securities, subscription rights to purchase our securities, warrants representing rights to purchase our securities or separately tradeable units combining two or more of our securities. As of June 30, 2019, we have the ability to issue up to $4,527,430 in securities under the registration statement.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the years ended June 30, 2019 and June 30, 2018, we distributed approximately $263,624 and $277,224, respectively, to our stockholders. The following table summarizes our distributions declared and payable for the years ended June 30, 2018 and June 30, 2019.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/9/2017	7/31/2017	8/24/2017	$0.083330	$30,011
5/9/2017	8/31/2017	9/21/2017	0.083330	30,017
8/28/2017	9/29/2017	10/19/2017	0.060000	21,619
8/28/2017	10/31/2017	11/22/2017	0.060000	21,623
11/8/2017	11/30/2017	12/21/2017	0.060000	21,630
11/8/2017	12/29/2017	1/18/2018	0.060000	21,659
11/8/2017	1/31/2018	2/15/2018	0.060000	21,691
2/7/2018	2/28/2018	3/22/2018	0.060000	21,724
2/7/2018	3/30/2018	4/19/2018	0.060000	21,759
2/7/2018	4/30/2018	5/24/2018	0.060000	21,797
5/9/2018	5/31/2018	6/21/2018	0.060000	21,829
5/9/2018	6/29/2018	7/19/2018	0.060000	21,865
Total declared and payable for the year ended June 30, 2018				$277,224

5/9/2018	7/31/2018	8/23/2018	$0.060000	$21,881
5/9/2018	8/31/2018	9/20/2018	0.060000	21,898
8/28/2018	9/28/2018	10/18/2018	0.060000	21,914
8/28/2018	10/31/2018	11/21/2018	0.060000	21,930
11/6/2018	11/30/2018	12/20/2018	0.060000	21,945
11/6/2018	1/2/2019	1/24/2019	0.060000	21,963
11/6/2018	1/31/2019	2/21/2019	0.060000	22,003
2/6/2019	2/28/2018	3/21/2019	0.060000	22,008
2/6/2019	3/29/2019	4/18/2019	0.060000	22,013
2/6/2019	4/30/2019	5/23/2019	0.060000	22,018
5/8/2019	5/31/2019	6/20/2019	0.060000	22,023
5/8/2019	6/28/2019	7/18/2019	0.060000	22,028
Total declared and payable for the year ended June 30, 2019				$263,624
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during years ended June 30, 2019 and June 30, 2018. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to June 30, 2019:

•	$0.06 per share for July 2019 to holders of record on July 31, 2019 with a payment date of August 22, 2019.

•	$0.06 per share for August 2019 to holders of record on August 30, 2019 with a payment date of September 19, 2019.
During the years ended June 30, 2019 and June 30, 2018, we issued 2,721,087 and 4,333,005 shares of our common stock, respectively, in connection with the dividend reinvestment plan.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the year ended June 30, 2019, Prospect officers purchased 3,738,621 shares of our stock, or 1.02% of total outstanding shares as of June 30, 2019, both through the open market transactions and shares issued in connection with our dividend reinvestment plan.
As of June 30, 2019, we have reserved 73,291,156 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5).
Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the years ended June 30, 2019, 2018 and 2017.

	Year Ended June 30,
	2019	2018	2017
Structuring, advisory and amendment fees (refer to Note 3)	$23,552	$29,658	$20,419
Royalty and Net Revenue interests	19,494	7,652	5,547
Administrative agent fees	576	477	684
Total Other Income	$43,622	$37,787	$26,650
Note 11. Net Increase in Net Assets per Share
The following information sets forth the computation of net increase in net assets resulting from operations per share during the years ended June 30, 2019, 2018, and 2017.

	Year Ended June 30,
	2019	2018	2017
Net increase in net assets resulting from operations	$144,487	$299,863	$252,906
Weighted average common shares outstanding	365,984,541	361,456,075	358,841,714
Net increase in net assets resulting from operations per share	$0.39	$0.83	$0.70
Note 12. Income Taxes
While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is August 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified.
For income tax purposes, dividends paid and distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to shareholders during the tax years ended August 31, 2018, 2017 and 2016 were as follows:

	Tax Year Ended August 31,
	2018	2017	2016
Ordinary income	$269,095	$359,215	$355,985
Capital gain	—	—	—
Return of capital	—	—	—
Total dividends paid to shareholders	$269,095	$359,215	$355,985
We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. shareholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. For the 2019 calendar year, 44.07% of our distributions as of June 30, 2019 qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. shareholders.

For the tax year ending August 31, 2019, the tax character of dividends paid to shareholders through June 30, 2019 is expected to be ordinary income. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending August 31, 2019.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended August 31, 2018, 2017 and 2016:

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
As of June 30, 2019, the cost basis of investments for tax purposes was $5,905,269 resulting in an estimated net unrealized loss of $251,716. As of June 30, 2019, the gross unrealized gains and losses were $595,002 and $846,718, respectively. As of June 30, 2018, the cost basis of investments for tax purposes was $5,871,043 resulting in an estimated net unrealized loss of $143,764. As of June 30, 2018, the gross unrealized gains and losses were $476,197 and $619,961, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of June 30, 2019 and June 30, 2018 was calculated based on the book cost of investments as of June 30, 2019 and June 30, 2018, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2018 and 2017, respectively.
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal excise taxes, among other items. During the tax year ended August 31, 2018, we decreased overdistributed net investment income by $31 and decreased capital in excess of par value by $31. During the tax year ended August 31, 2017, we increased overdistributed net investment income by $772, and increased capital in excess of par value by $772. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended August 31, 2018 is being recorded in the fiscal year ending June 30, 2019 and the reclassifications for the taxable year ended August 31, 2017 were recorded in the fiscal year ended June 30, 2018.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The total gross base management fee incurred to the favor of the Investment Adviser was $121,943, $118,768 and $124,077 during the years ended June 30, 2019, 2018, and 2017, respectively. Included in the gross base management fee for the year ended June 30, 2019 is a $2,757 adjustment for fees earned in prior periods that were neither expensed nor paid to the Investment Adviser, for which we incurred $64 in accrued interest on those past due amounts. The interest on the amount owed to the Investment Adviser was calculated using the average of 1-month LIBOR rates from September 2010 through the date of payment. The Investment Adviser has entered into a servicing agreement with certain institutions that purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. During the years ended June 30, 2019, 2018 and 2017, we received payments of $110, $722 and $1,203, respectively, from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments, which reduced the base management fees to $121,833, $118,046 and $122,874 for the years ended June 30, 2019, 2018, and 2017, respectively.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The total income incentive fee incurred was $78,215, $71,713 and $76,520 during the years ended June 30, 2019, 2018 and 2017, respectively. No capital gains incentive fee was incurred during the years ended June 30, 2019, 2018 and 2017.
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
The allocation of gross overhead expense from Prospect Administration was $15,444, $20,715 and $22,882 for the years ended June 30, 2019, 2018 and 2017, respectively. Prospect Administration received estimated payments of $607, $10,684 and $8,760 directly from our portfolio companies, insurance carrier and certain funds managed by the Investment Adviser for legal, tax and portfolio level accounting services during the years ended June 30, 2019, 2018 and 2017, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by these amounts. During the year ended June 30, 2017, other operating expenses in the amount of $876 incurred by us, which were attributable to CCPI Inc. (“CCPI”), have been reimbursed by CCPI and are reflected as an offset to our overhead allocation. No such reimbursements or expenses occurred during the years ended June 30, 2019 or June 30, 2018. Net overhead during the years ended June 30, 2019, 2018 and 2017 totaled $14,837, $10,031 and $13,246, respectively.
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
During the years ended June 30, 2019, 2018 and 2017, we received payments of $8,359, $6,343 and $6,923, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration.
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
As of June 30, 2019, we had co-investments with Priority Income Fund, Inc. in the following CLO funds: Apidos CLO XXII, Barings CLO Ltd. 2018-III, Carlyle Global Market Strategies CLO 2016-3, Ltd., Cent CLO 21 Limited, Cent CLO 21 Limited Class E, CIFC Funding 2013-IV, Ltd., CIFC Funding 2014-IV-R, Ltd., CIFC Funding 2014-V, Ltd. Class F, CIFC Funding 2016-I, Ltd., Galaxy XXVIII CLO, Ltd., Galaxy XXVIII CLO, Ltd. Class F, Halcyon Loan Advisors Funding 2014-2 Ltd., Halcyon Loan Advisors Funding 2015-3 Ltd., HarbourView CLO VII-R, Ltd., Jefferson Mill CLO Ltd., Mountain View CLO IX Ltd., Octagon Investment Partners XV, Ltd., Octagon Investment Partners 18-R Ltd., Romark WM-R Ltd., Symphony CLO XIV Ltd., Voya IM CLO 2014-1 Ltd., Voya CLO 2016-3, Ltd. and Voya CLO 2017-3, Ltd.; however HarbourView CLO VII-R, Ltd.,Octagon Investment Partners XV, Ltd. and Octagon Investment Partners 18-R Ltd. are not considered co-investments pursuant to the Order as they were purchased on the secondary market.
As of June 30, 2019, we had a co-investment with TP Flexible Income Fund, Inc. in Carlyle Global Market Strategies CLO 2014-4-R, Ltd. and Octagon Investment Partners XV, Ltd.; however, these investments are not considered a co-investment pursuant to the Order as it was purchased on the secondary market.

We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the years ended June 30, 2019, 2018 and 2017, we recognized expenses that were reimbursed for valuation services of $205, $207 and $117, respectively. Conversely, Priority Income Fund, Inc. and TP Flexible Income Fund, Inc. reimburse us for software fees, expenses which were initially incurred by Prospect. As of June 30, 2019, June 30, 2018 and June 30, 2017, we accrued a receivable from Priority Income Fund, Inc. and TP Flexible Income Fund, Inc. for software fees of $0, $88 and $14, respectively, that will be reimbursed to us.

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

June 30, 2018	$225
June 30, 2019	—
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

During the three months ended June 30, 2017, Prospect recognized $153 in other income related to amendment fee income.
On August 1, 2017, we entered into a participation agreement with CCPI management, and sold $144 of Prospect’s investment in the Term Loan B debt.
The following amounts were paid from CCPI to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2017	$450
Year Ended June 30, 2018	338
Year Ended June 30, 2019	20,700
During the year ended June 30, 2017, Prospect reclassified $123 of return of capital received from CCPI in prior periods as dividend income.

The following dividends were declared and paid from CCPI to Prospect and recognized as dividend income by Prospect:

Year Ended June 30, 2017	$123
Year Ended June 30, 2018	—
Year Ended June 30, 2019	—
All dividends were paid from earnings and profits of CCPI.
The following interest payments were accrued and paid from CCPI to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2017	$2,992
Year Ended June 30, 2018	3,704
Year Ended June 30, 2019	2,629

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following interest income recognized had not yet been paid by CCPI to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$306
June 30, 2019	—
The following advisory fee payment was paid from CCPI to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2017	$—
Year Ended June 30, 2018	—
Year Ended June 30, 2019	1,301
The following managerial assistance payments were paid from CCPI to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2017	$240
Year Ended June 30, 2018	180
Year Ended June 30, 2019	165
The following managerial assistance recognized had not yet been paid by CCPI to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2018	$60
June 30, 2019	—

The following payments were paid from CCPI to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to CCPI (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2017	$—
Year Ended June 30, 2018	45
Year Ended June 30, 2019	54
The following amounts were due from CCPI to Prospect for reimbursement of expenses paid by Prospect on behalf of CCPI and were included by Prospect within other receivables:

June 30, 2018	$7
June 30, 2019	—
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings of Delaware LLC (“CP Holdings”), a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy Services, Inc. (“CP Energy”), and the remaining equity is owned by CP Energy management. CP Energy owns directly or indirectly 100% of each of CP Well; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries. On April 6, 2018, Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”), a previously controlled portfolio company, merged with and into CP Energy, with CP Energy continuing as the surviving corporation. In June 2019, CP Energy purchased approximately 64.1% of the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”) a portfolio company of Prospect with $34,399 in senior secured term loans (the “Spartan Term Loans”) due to us as of June 30, 2019. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans.

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

The following interest payments were accrued and paid from CP Energy to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2017	$—
Year Ended June 30, 2018	3,394
Year Ended June 30, 2019	4,810
Included above, the following payment-in-kind interest from CP Energy was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2017	$—
Year Ended June 30, 2018	—
Year Ended June 30, 2019	871
The following interest income recognized had not yet been paid by CP Energy to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$—
June 30, 2019	1,624
The following managerial assistance payments were paid from CP Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2017	$300
Year Ended June 30, 2018	425
Year Ended June 30, 2019	450
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$150
June 30, 2019	150
The following payments were paid from CP Energy to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to CP Energy (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2017	$15
Year Ended June 30, 2018	—
Year Ended June 30, 2019	54

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following amounts were due from CP Energy to Prospect for reimbursement of expenses paid by Prospect on behalf of CP Energy and were included by Prospect within other receivables:

June 30, 2018	$55
June 30, 2019	35
Credit Central Loan Company, LLC
Prospect owns 100% of the equity of Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a Consolidated Holding Company. Credit Central Delaware owns 98.41% of the equity of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC) (“Credit Central”), with entities owned by Credit Central management owning the remaining 1.59% of the equity. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC. Credit Central is a branch-based provider of installment loans.
On September 28, 2016, Prospect performed a buyout of Credit Central management’s ownership stake, purchasing additional subordinated debt of $12,523 at a discount of $7,521. Prospect also purchased $2,098 of additional shares, increasing its ownership to 98.26%.
During the year ended June 30, 2019 and June 30, 2018, the following amounts of the aforementioned original issue discount of of $7,521 accreted during the respective period, and included in interest income.

Year Ended June 30, 2018	$2,240
Year Ended June 30, 2019	1,039
The following amounts were paid from Credit Central to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2017	$403
Year Ended June 30, 2018	—
Year Ended June 30, 2019	—
The following interest payments were accrued and paid from Credit Central to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2017	$9,950
Year Ended June 30, 2018	10,515
Year Ended June 30, 2019	10,847
Included above, the following payment-in-kind interest from Credit Central was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2017	$2,804
Year Ended June 30, 2018	—
Year Ended June 30, 2019	4,042
The following interest income recognized had not yet been paid by Credit Central to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$—
June 30, 2019	963

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following net revenue interest payments were paid from Credit Central to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2017	$—
Year Ended June 30, 2018	903
Year Ended June 30, 2019	—
The following managerial assistance payments were paid from Credit Central to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2017	$700
Year Ended June 30, 2018	148
Year Ended June 30, 2019	700
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$175
June 30, 2019	175
The following payments were paid from Credit Central to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Credit Central (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2017	$—
Year Ended June 30, 2018	—
Year Ended June 30, 2019	7
The following amounts were due from Credit Central from Prospect for reimbursement of expenses paid by Credit Central on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2018	$33
June 30, 2019	—
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

During the year ended June 30, 2019, Prospect made a follow-on $2,250 first lien senior secured debt.

The following dividends were declared and paid from Echelon to Prospect and recognized as dividend income by Prospect:

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Year Ended June 30, 2017	$200
Year Ended June 30, 2018	—
Year Ended June 30, 2019	—
All dividends were paid from earnings and profits of Echelon.
The following interest payments were accrued and paid from Echelon to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2017	$5,734
Year Ended June 30, 2018	6,360
Year Ended June 30, 2019	7,102
Included above, the following payment-in-kind interest from Echelon was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2017	$—
Year Ended June 30, 2018	—
Year Ended June 30, 2019	5,492
The following interest income recognized had not yet been paid by Echelon to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$2,631
June 30, 2019	3,162
The following managerial assistance payments were paid from Echelon to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2017	$250
Year Ended June 30, 2018	188
Year Ended June 30, 2019	250
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$—
June 30, 2019	63
The following managerial assistance recognized had not yet been paid by Echelon to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2018	$63
June 30, 2019	—
The following payments were paid from Echelon to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Echelon (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2017	$217
Year Ended June 30, 2018	—
Year Ended June 30, 2019	735

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following amounts were due from Echelon to Prospect for reimbursement of expenses paid by Prospect on behalf of Echelon and were included by Prospect within other receivables:

June 30, 2018	$18
June 30, 2019	3

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
During the year ended June 30, 2017, Prospect funded an additional $7,835 in the second lien revolving credit facility.
During the year ended June 30, 2018, Prospect funded an additional $7,834 in the second lien revolving credit facility.
The following amounts were paid from Edmentum to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2017	$6,424
Year Ended June 30, 2018	7,834
Year Ended June 30, 2019	N/A
The following interest payments were accrued and paid from Edmentum to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2017	$1,726
Year Ended June 30, 2018	920
Year Ended June 30, 2019	N/A
Included above, the following payment-in-kind interest from Edmentum was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2017	$2,057
Year Ended June 30, 2018	614
Year Ended June 30, 2019	N/A
The following interest income recognized had not yet been paid by Edmentum to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$274
June 30, 2019	N/A
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
The following amounts were paid from First Tower to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2017	$2,220
Year Ended June 30, 2018	6,735
Year Ended June 30, 2019	2,478
The following interest payments were accrued and paid from First Tower to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2017	$51,116
Year Ended June 30, 2018	47,422
Year Ended June 30, 2019	56,125
Included above, the following payment-in-kind interest from First Tower was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2017	$7,572
Year Ended June 30, 2018	1,767
Year Ended June 30, 2019	6,823
The following interest income recognized had not yet been paid by First Tower to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$4,703
June 30, 2019	4,897
The following managerial assistance payments were paid from First Tower to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2017	$1,800
Year Ended June 30, 2018	1,200
Year Ended June 30, 2019	2,400
The following managerial assistance recognized had not yet been paid by First Tower to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2018	$600
June 30, 2019

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following payments were paid from First Tower to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to First Tower (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2017	$—
Year Ended June 30, 2018	—
Year Ended June 30, 2019	1

The following amounts were due from First Tower to Prospect for reimbursement of expenses paid by Prospect on behalf of First Tower and were included by Prospect within other receivables:

June 30, 2018	$26
June 30, 2019	7
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
During the year ended June 30, 2019, Prospect purchased an additional $300 in membership interests in Freedom Marine to support its ongoing operations and liquidity needs.

The following managerial assistance recognized had not yet been paid by Freedom Marine to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2018	$825
June 30, 2019	1,125
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
During the year ended June 30, 2019, Prospect purchased $14,000 of first lien Senior Secured Term Loan A/B from a third party. In addition, Prospect purchased $5,000 of first lien Senior Secured Term Loan D and transferred $31,558 from Senior Secured Term Loan B to Senior Secured Term Loan C.

On May 3, 2019 Prospect executed warrants to purchase 99.9% of the 100,000 shares of common stock outstanding of InterDent Inc. at a purchase price of $0.01 per share.

The following interest payments were accrued and paid from InderDent to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2018	$4,775
Year Ended June 30, 2019	24,779

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Included in the above, are the following payment-in-kind interest from InterDent, which was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2018	$582
Year Ended June 30, 2019	17,173
The following interest income recognized had not yet been paid by InterDent to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$127
June 30, 2019	209
The following amounts were due from InterDent from Prospect for reimbursement of expenses paid by InterDent on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2018	$—
June 30, 2019	6
MITY, Inc.
Prospect owns 100% of the equity of MITY Holdings of Delaware Inc. (“MITY Delaware”), a Consolidated Holding Company. As of June 30, 2018, MITY Delaware owns 95.58% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). Effective March 13, 2019, MITY Delaware’s equity ownership of MITY increased to 100%. MITY owns 100% of each of MITY-Lite, Inc. (“MITY-Lite”); Broda USA, Inc. (f/k/a Broda Enterprises USA, Inc.) (“Broda USA”); and Broda Enterprises ULC (“Broda Canada”). MITY is a designer, manufacturer and seller of multipurpose room furniture and specialty healthcare seating products.
During the three months ended December 31, 2016, Prospect formed a separate legal entity, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder. During the years ended June 30, 2019, June 30, 2018, and June 30, 2017, we received $201, $918 and $406, respectively, of such commission, which we recognized as other income.
On January 17, 2017, Prospect invested an additional $8,000 of Senior Secured Note A and $8,000 of Senior Secured Term Loan B debt investments in MITY to fund an acquisition. Prospect recognized structuring fee income of $480 from this additional investment.
On June 3, 2019, Prospect invested an additional $3,000 of Senior Secured Term Loan B debt investments in MITY to fund working capital needs and capital expenditures. Prospect recognized structuring fee income of $75 from this additional investment.

The following dividends were declared and paid from MITY to Prospect and recognized by Prospect as divided income:

Year Ended June 30, 2017	$468
Year Ended June 30, 2018	—
Year Ended June 30, 2019	—
All dividends were paid from earnings and profits of MITY.
The following interest payments were accrued and paid from MITY to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2017	$6,284
Year Ended June 30, 2018	7,618
Year Ended June 30, 2019	7,721

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Included above, the following payment-in-kind interest from MITY was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2017	$—
Year Ended June 30, 2018	—
Year Ended June 30, 2019	2,143
The following interest income recognized had not yet been paid by MITY to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$—
June 30, 2019	252
The following interest payments were accrued and paid from Broda Canada to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2017	$564
Year Ended June 30, 2018	588
Year Ended June 30, 2019	428

During the year ended June 30, 2017, there was a favorable fluctuation in the foreign currency exchange rate and Prospect recognized $12 of realized gain related to its investment in Broda Canada. During the year ended June 30, 2018, there was a favorable fluctuation in the foreign currency exchange rate and Prospect recognized $13 of realized gain related to its investment in Broda Canada. During the year ended June 30, 2019, there was no realized gain related to its investment in Broda Canada.

The following managerial assistance payments were paid from MITY to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2017	$300
Year Ended June 30, 2018	300
Year Ended June 30, 2019	300
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$75
June 30, 2019	75
The following payments were paid from MITY to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to MITY (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2017	$224
Year Ended June 30, 2018	—
Year Ended June 30, 2019	—

The following amounts were due from MITY to Prospect for reimbursement of expenses paid by Prospect on behalf of MITY and were included by Prospect within other receivables:

June 30, 2018	$51
June 30, 2019	1

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
On July 19, 2018, Prospect purchased additional common equity of NPRC through NPH for $6,921. NPRC utilized $138 of proceeds provided to pay a structuring fee to Prospect (which was recognized by Prospect as structuring fee income). NPRC utilized $6,697 of proceeds provided by Prospect to purchase a 90% interest in Falling Creek Holdings LLC. The remaining $86 was retained as working capital by NPRC. The minority interest holder purchased ownership interest in the JV for $744. The JV utilized the total proceeds, which included debt financing of $19,335, to acquire a $25,000 multi-family real estate asset. The remaining proceeds were used by the JV to pay $134 of structuring fees to NPRC, $709 of third party expenses, $430 of prefunded capital expenditures, $312 of prepaid assets, and $191 was retained by the JV as working capital.

On September 20, 2018, Prospect purchased additional common equity of NPRC through NPH for $3,285. NPRC utilized $66 of proceeds provided to pay a structuring fee to Prospect (which was recognized by Prospect as structuring fee income). NPRC applied the remaining proceeds provided by Prospect to purchase $3,284 of additional ownership interest in a JV entity. The JV utilized the total proceeds, which included debt financing of $7,300, to acquire a $9,600 multi-family real estate asset. The remaining proceeds were used by the JV to pay $79 of structuring fees to NPRC, $277 of third party expenses, $20 of pre-funded capital expenditures, $482 of prepaid assets, and $126 was retained by the JV as working capital.

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

During the year ended June 30, 2019, we provided $10,206 of equity financing to NPRC for the acquisition of real estate properties and $1,377 of equity financing to NPRC to fund capital expenditures for existing real estate properties.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the year ended June 30, 2019, we received partial repayments of $54,181 of our loans previously outstanding with NPRC and its wholly-owned subsidiary and $15,000 as a return of capital on our equity investment in NPRC.

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

During the year ended June 30, 2019, we received $496 of an advisory fee related to the restructuring, which we recognized as other income.
The following dividends were declared and paid from NPRC to Prospect and recognized as dividend income by Prospect:

Year Ended June 30, 2017	N/A
Year Ended June 30, 2018	$11,279
Year Ended June 30, 2019	21,000

All dividends were paid from earnings and profits of NPRC.

The following interest payments were accrued and paid by NPRC to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2017	$60,707
Year Ended June 30, 2018	73,907
Year Ended June 30, 2019	75,249
Included above, the following payment-in-kind interest from NPRC was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2017	$—
Year Ended June 30, 2018	776
Year Ended June 30, 2019	—
The following interest income recognized had not yet been paid by NPRC to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$426
June 30, 2019	4,565
The following interest payments were accrued and paid by ACLLH to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2017	$13,895
Year Ended June 30, 2018	13,305
Year Ended June 30, 2019	—
The following interest payments were accrued and paid by ACLL to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2017	$7,940
Year Ended June 30, 2018	3,170
Year Ended June 30, 2019	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following prepayment penalty fees were paid from NPRC to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2017	$2,235
Year Ended June 30, 2018	—
Year Ended June 30, 2019	—
The following net operating income/revenue interest payments were paid from NPRC to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2017	$5,532
Year Ended June 30, 2018	6,531
Year Ended June 30, 2019	4,255
The following residual profit interest payments were paid from NPRC to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2017	$—
Year Ended June 30, 2018	—
Year Ended June 30, 2019	14,570

The following structuring fees were paid from NPRC to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2017	$2,147
Year Ended June 30, 2018	2,303
Year Ended June 30, 2019	14,313
The following structuring fees were paid from ACLLH to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2017	$1,507
Year Ended June 30, 2018	—
Year Ended June 30, 2019	—
The following managerial assistance payments were paid from NPRC to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2017	$1,300
Year Ended June 30, 2018	1,700
Year Ended June 30, 2019	2,100
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$525
June 30, 2019	525
The following payments were paid from NPRC to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to NPRC (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2017	$6,241
Year Ended June 30, 2018	1,823
Year Ended June 30, 2019	454

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following amounts were due from NPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of NPRC and included by Prospect within other receivables:

June 30, 2018	$286
June 30, 2019	32

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
On May 31, 2017, Prospect made an additional equity investment totaling $1,889, and Prospect’s ownership in Nationwide did not change.
On October 31, 2017, Prospect made an additional equity investment totaling $3,779, and Prospect’s ownership in Nationwide did not change.
The following dividends were declared and paid from Nationwide to Prospect and recognized as dividend income by Prospect:

Year Ended June 30, 2017	$4,310
Year Ended June 30, 2018	—
Year Ended June 30, 2019	165
All dividends were paid from earnings and profits of Nationwide.
The following interest payments were accrued and paid from Nationwide to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2017	$3,406
Year Ended June 30, 2018	3,485
Year Ended June 30, 2019	3,621
Included above, the following payment-in-kind interest from Nationwide was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2017	$—
Year Ended June 30, 2018	591
Year Ended June 30, 2019	1,206

The following managerial assistance payments were paid from Nationwide to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2017	$400
Year Ended June 30, 2018	400
Year Ended June 30, 2019	400
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

June 30, 2018	$100
June 30, 2019	100
The following payments were paid from Nationwide to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Nationwide (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2017	$—
Year Ended June 30, 2018	46
Year Ended June 30, 2019	—
The following amounts were due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of
Nationwide and included by Prospect within other receivables:

June 30, 2018	$—
June 30, 2019	4
The following amounts were due from Nationwide from Prospect for reimbursement of expenses paid by Nationwide on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2018	$15
June 30, 2019	—
NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 94.10% and 91.52% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of June 30, 2019 and June 30, 2018, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.

The following amounts were paid from Armed Forces to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2017	$100
Year Ended June 30, 2018	1,999
Year Ended June 30, 2019	4,900
The following amounts were paid from NMMB to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2017	$—
Year Ended June 30, 2018	—
Year Ended June 30, 2019	600
The following interest payments were accrued and paid from NMMB to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2017	$527
Year Ended June 30, 2018	526
Year Ended June 30, 2019	527
The following interest income recognized had not yet been paid by NMMB to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$1
June 30, 2019	4

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following interest payments were accrued and paid from Armed Forces to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2017	$991
Year Ended June 30, 2018	929
Year Ended June 30, 2019	431
The following interest income recognized had not yet been paid by Armed Forces to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$2
June 30, 2019	—
The following managerial assistance payments were paid from NMMB to Prospect and subsequently remitted to Prospect
Administration (no income was recognized by Prospect):

Year Ended June 30, 2017	$213
Year Ended June 30, 2018	400
Year Ended June 30, 2019	400
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$100
June 30, 2019	100
The following managerial assistance recognized had not yet been paid by NMMB to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2018	$1,288
June 30, 2019	—
The following amounts were due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB and were included by Prospect within other receivables:

June 30, 2018	$4
June 30, 2019	—
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
During the year ended June 30, 2019, we funded $9,000 in revolver draws and received $9,250 in repayments from Pacific World.

During the year ended June 30, 2019, we made an additional $10,000 convertible preferred equity investment in Pacific World.

The following amounts were paid from Pacific World to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2017	$—
Year Ended June 30, 2018	250
Year Ended June 30, 2019	9,250

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Since assuming control, the following interest payments were accrued and paid from Pacific World to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2017	$—
Year Ended June 30, 2018	3,742
Year Ended June 30, 2019	3,762
The following interest income recognized had not yet been paid by Pacific World to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$270
June 30, 2019	—
The following amounts were due from Pacific World to Prospect for reimbursement of expenses paid by Prospect on behalf of
Pacific World and were included by Prospect within other receivables:

June 30, 2018	$—
June 30, 2019	46

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

The following dividends were declared and paid from R-V to Prospect and recognized as dividend income by Prospect:

Year Ended June 30, 2017	$149
Year Ended June 30, 2018	—
Year Ended June 30, 2019	—
All dividends were paid from earnings and profits of R-V.
During the year ended June 30, 2017, cash distributions of $76 that were declared and paid from R-V to Prospect were recognized as a return of capital by Prospect.
The following interest payments were accrued and paid from R-V to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2017	$2,877
Year Ended June 30, 2018	3,064
Year Ended June 30, 2019	3,295
The following interest income recognized had not yet been paid by R-V to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$18
June 30, 2019	9

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following managerial assistance payments were paid from R-V to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2017	$165
Year Ended June 30, 2018	180
Year Ended June 30, 2019	180
The following managerial assistance payments received by Prospect had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$45
June 30, 2019	45
The following payments were paid from R-V to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to R-V (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2017	$29
Year Ended June 30, 2018	2
Year Ended June 30, 2019	1
The following amounts were due from R-V from Prospect for reimbursement of expenses paid by R-V on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2018	$11
June 30, 2019	—
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

Year Ended June 30, 2017	$598
Year Ended June 30, 2018	—
Year Ended June 30, 2019	—
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

In June 2018, SB Forging Company II, Inc. received escrow proceeds of $2,050 related to the sale. The escrow proceeds and $154 of excess cash held at SB Forging Company II, Inc. were subsequently distributed and in connection with the liquidation of our investment, we recorded a realized gain of $2,204 in our Consolidated Statement of Operations during the year ended June 30, 2019.

The following amounts were paid from Gulf Coast to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2017	$3,022
Year Ended June 30, 2018	—
Year Ended June 30, 2019	—
The following payments were paid from Gulf Coast to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Gulf Coast (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2017	$503
Year Ended June 30, 2018	—
Year Ended June 30, 2019	—

Universal Turbine Parts, LLC

On December 10, 2018, UTP Holdings Group, Inc. (“UTP Holdings”) purchased all of the voting stock of Universal Turbine Parts, LLC (“UTP”) and appointed a new Board of Directors to UTP Holdings, consisting of three employees of the Investment Advisor. At the time UTP Holdings acquired UTP, UTP Holdings (f/k/a Harbortouch Holdings of Delaware) was a wholly-owned holding company controlled by Prospect and therefore Prospect’s investment in UTP is classified as a control investment.

After assuming control, the following amounts were paid from UTP to Prospect and recorded by Prospect as repayment of loan receivable:

Year Ended June 30, 2017	N/A
Year Ended June 30, 2018	N/A
Year Ended June 30, 2019	$488
After assuming control, the following interest payments were accrued and paid from UTP to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2017	N/A
Year Ended June 30, 2018	N/A
Year Ended June 30, 2019	$1,970

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following managerial assistance payments were paid from UTP to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2017	N/A
Year Ended June 30, 2018	N/A
Year Ended June 30, 2019	$3
The following managerial assistance recognized had not yet been paid by UTP to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

Year Ended June 30, 2017	N/A
Year Ended June 30, 2018	N/A
Year Ended June 30, 2019	$3

The following amounts were due from UTP from Prospect for reimbursement of expenses paid by UTP on behalf of Prospect and were included by Prospect within other liabilities:

June 30, 2018	$—
June 30, 2019	1
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

During the year ended June 30, 2019, Prospect provided additional $3,500 debt financing to USES and its subsidiaries in the form of additional Term Loan A debt.

The following managerial assistance recognized had not yet been paid by USES to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2018	$625
June 30, 2019	925
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the year ended June 30, 2019, Prospect provided $5,100 of additional debt financing to Valley Electric.

The following dividends were declared and paid from Valley Electric to Prospect and recognized as dividend income by Prospect:

Year Ended June 30, 2017	$—
Year Ended June 30, 2018	—
Year Ended June 30, 2019	12,962

The following interest payments were accrued and paid from Valley Electric to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2017	$4,518
Year Ended June 30, 2018	4,861
Year Ended June 30, 2019	5,766
Included above, the following payment-in-kind interest from Valley Electric was capitalized and recognized by Prospect as interest income:

Year Ended June 30, 2017	$1,822
Year Ended June 30, 2018	2,157
Year Ended June 30, 2019	421
The following interest income recognized had not yet been paid by Valley Electric to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$14
June 30, 2019	17
The following interest payments were accrued and paid from Valley to Prospect and recognized by Prospect as interest income:

Year Ended June 30, 2017	$1,111
Year Ended June 30, 2018	1,110
Year Ended June 30, 2019	1,111
The following interest income recognized had not yet been paid by Valley to Prospect and was included by Prospect within interest receivable:

June 30, 2018	$3
June 30, 2019	—
The following net operating income interest payments were paid from Valley Electric to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2017	$—
Year Ended June 30, 2018	—
Year Ended June 30, 2019	647
The following structuring fees were paid from Valley Electric to Prospect and recognized by Prospect as other income:

Year Ended June 30, 2017	$—
Year Ended June 30, 2018	—
Year Ended June 30, 2019	153

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following managerial assistance payments were paid from Valley to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2017	$300
Year Ended June 30, 2018	5
Year Ended June 30, 2019	525

The following managerial assistance payments received by Valley had not yet been remitted to Prospect Administration and were included by Prospect within due to Prospect Administration:

June 30, 2018	$75
June 30, 2019	150
The following amounts were due from Valley to Prospect for reimbursement of expenses paid by Prospect on behalf of Valley and were included by Prospect within other receivables:

June 30, 2018	$3
June 30, 2019	9
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
During the year ended June 30, 2019, Wolf Energy Services received $104 from the sale of assets.

The following managerial assistance payments were paid from Wolf Energy to Prospect and subsequently remitted to Prospect Administration (no income was recognized by Prospect):

Year Ended June 30, 2017	$41
Year Ended June 30, 2018	14
Year Ended June 30, 2019	14

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following managerial assistance recognized had not yet been paid by Wolf Energy to Prospect and was included by Prospect within other receivables and due to Prospect Administration:

June 30, 2018	$41
June 30, 2019	41
The following payments were paid from Wolf Energy to Prospect Administration as reimbursement for legal, tax and portfolio level accounting services provided directly to Wolf Energy (no direct income was recognized by Prospect, but Prospect was given credit for these payments as a reduction of the administrative services costs payable by Prospect to Prospect Administration):

Year Ended June 30, 2017	$243
Year Ended June 30, 2018	—
Year Ended June 30, 2019	—
Note 15. Litigation
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of June 30, 2019.
Note 16. Financial Highlights
The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2019:

	Year Ended June 30,
	2019	2018	2017		2016	2015
Per Share Data
Net asset value at beginning of year	$9.35	$9.32	$9.62		$10.31	$10.56
Net investment income(1)	0.85	0.79	0.85		1.04	1.03
Net realized and change in unrealized (losses) gains(1)	(0.46)	0.04	(0.15)		(0.75)	(0.05)
Net increase from operations	0.39	0.83	0.70		0.29	0.98
Distributions of net investment income	(0.72)	(0.77)	(1.00)		(1.00)	(1.19)
Common stock transactions(2)	(0.01)	(0.03)	—	(4)	0.02	(0.04)
Net asset value at end of year	$9.01	$9.35	$9.32		$9.62	$10.31

Per share market value at end of year	$6.53	$6.71	$8.12		$7.82	$7.37
Total return based on market value(3)	8.23%	(7.42%)	16.80%		21.84%	(20.84%)
Total return based on net asset value(3)	7.17%	12.39%	8.98%		7.15%	11.47%
Shares of common stock outstanding at end of year	367,131,025	364,409,938	360,076,933		357,107,231	359,090,759
Weighted average shares of common stock outstanding	365,984,541	361,456,075	358,841,714		356,134,297	353,648,522

Ratios/Supplemental Data
Net assets at end of year	$3,306,275	$3,407,047	$3,354,952		$3,435,917	$3,703,049
Portfolio turnover rate	10.86%	30.70%	23.65%		15.98%	21.89%
Ratio of operating expenses to average net assets	11.65%	11.08%	11.57%		11.95%	11.66%
Ratio of net investment income to average net assets	9.32%	8.57%	8.96%		10.54%	9.87%

(1)	Per share data amount is based on the weighted average number of common shares outstanding for the year presented (except for dividends to shareholders which is based on actual rate per share).

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

(4)	Amount is less than $0.01.

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ended June 30, 2019.

	Investment Income		Net Investment Income		Net Realized and Unrealized (Losses) Gains			Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)		Total	Per Share(1)
September 30, 2016	$179,832	$0.50	$78,919	$0.22	$2,447	$0.01		$81,366	$0.23
December 31, 2016	183,480	0.51	84,405	0.24	16,475	0.04		100,880	0.28
March 31, 2017	171,032	0.48	73,080	0.20	(53,588)	(0.15)		19,492	0.05
June 30, 2017	166,702	0.46	69,678	0.19	(18,510)	(0.05)		51,168	0.14

September 30, 2017	$158,579	$0.44	$63,732	$0.18	$(51,759)	$(0.15)		$11,973	$0.03
December 31, 2017	162,400	0.45	73,192	0.20	48,535	0.14		121,727	0.34
March 31, 2018	162,835	0.45	70,446	0.19	(18,587)	(0.04)		51,859	0.14
June 30, 2018	174,031	0.48	79,480	0.22	34,823	0.09		114,304	0.31

September 30, 2018	$180,422	$0.49	$85,159	$0.23	$(1,364)	$—	(2)	$83,795	$0.23
December 31, 2018	187,883	0.51	80,811	0.22	(148,200)	(0.40)		(67,389)	(0.18)
March 31, 2019	171,109	0.47	77,262	0.21	11,933	0.03		89,195	0.24
June 30, 2019	164,353	0.45	69,627	0.19	(30,741)	(0.08)		38,886	0.11

(1)
Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

(2)	Amount is less than $0.01.
Note 18. Subsequent Events
On July 2, 2019, Agamatrix, Inc. fully repaid the $33,673 Senior Secured Term Loan receivable to us at par.
On July 2, 2019, SCS Merger Sub, Inc. fully repaid the $20,000 Second Lien Term Loan receivable to us at par.
On July 15, 2019 we redeemed $41,031 of our Prospect Capital InterNotes® at par maturing between January 15, 2020 and January 15, 2022, with a weighted average rate of 5.14%. On August 15, 2019, we redeemed an additional $48,712 of our Prospect Capital InterNotes® at par maturing between February 15, 2021 and February 15, 2022, with a weighted average rate of 5.30%.
On July 16, 2019, we sold $16,000, or 8.39%, of the outstanding principal balance of the senior secured note investment in Broder Bros., Co.
During the period from July 19, 2019 through July 22, 2019, Mobile Posse, Inc. fully repaid the $20,500 First Lien Term Loan receivable to us at par.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

On July 22, 2019, we received a partial repayment of $22,000 of our Senior Secured Term Loan B outstanding with NPRC and its wholly-owned subsidiaries.
On June 28, 2019, we commenced a tender offer to purchase for cash any and all of the $224,114 aggregate principal amount outstanding of our 4.75% Senior Convertible Notes due 2020 (the “June Tender Offer”). The June Tender Offer expired at 12:00 midnight, New York City time, on July 27, 2019 (one minute after 11:59 p.m., New York City time, on July 26, 2019). On July 29, 2019, we announced the expiration and final results of the June Tender Offer. As of the expiration of the June Tender Offer, $32,948 aggregate principal amount of the Notes, representing approximately 14.70% of the outstanding Notes, were validly tendered and not validly withdrawn pursuant to the Tender Offer.
On July 30, 2019, Turning Point Brands, Inc. fully repaid the $14,500 Second Lien Term Loan receivable to us at par.
We have provided notice to call on August 9, 2019, with settlement on September 15, 2019, $54,237 of our Prospect Capital InterNotes® at par maturing between March 15, 2021 and March 15, 2022, with a weighted average rate of 5.33%.
On August 12, 2019, Janus International Group, LLC. fully repaid the $20,000 Second Lien Term Loan receivable to us at par.
On August 12, 2019, we commenced a tender offer to purchase for cash up to $60,000 aggregate principal amount of our 4.75% Senior Convertible Notes due 2020 (the “August Tender Offer”), of which $191,166 aggregate principal amount is outstanding following the June Tender Offer. The August Tender Offer will expire at 12:00 midnight, New York City time, on September 10, 2019 (one minute after 11:59 p.m., New York City time, on September 9, 2019), or any other date and time to which the Company extends such Tender Offer (such date and time, as it may be extended, the “Expiration Date”).

On August 21, 2019, we made a new $10,000 first lien term loan investment in Global Tel*Link Corporation. On August 22, 2019, we made a $10,720 second lien term loan follow-on investment in Global Tel*Link Corporation.

During the period from July 1, 2019 through August 27, 2019, we issued $75,230 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $73,902.
On August 27, 2019, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.06 per share for September 2019 to holders of record on September 30, 2019 with a payment date of October 24, 2019.

•	$0.06 per share for October 2019 to holders of record on October 31, 2019 with a payment date of November 20, 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2019, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2019. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019 based upon criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2019 based on the criteria on Internal Control—Integrated Framework (2013) issued by COSO. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2019 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

See notes to consolidated financial statements.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Prospect Capital Corporation
New York, New York
Opinion on Internal Control over Financial Reporting

We have audited Prospect Capital Corporation and subsidiaries’ (the “Company’s”) internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of June 30, 2019 and 2018, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2019, and the related notes, including the financial highlights for each of the five years in the period ended June 30, 2019, and our report dated August 27, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Report of Management on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
August 27, 2019

Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. To the Company’s knowledge, during the fiscal year ended June 30, 2019, the Company’s officers, directors and greater than 10% stockholders had complied with all Section 16(a) filing requirements.
The information required by Item 10 is hereby incorporated by reference from our 2019 Proxy Statement.
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
Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2019 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2019 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2019 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2019 Proxy Statement.

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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

4.300	Three Hundred Fourth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(100)
4.301	Three Hundred Fifth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2019(100)
4.302	Three Hundred Sixth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(100)

Exhibit No.
4.303	Three Hundred Seventh Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(100)
4.304	Three Hundred Eighth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(100)
4.305	Three Hundred Ninth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(101)
4.306	Three Hundred Tenth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2019(101)
4.307	Three Hundred Eleventh Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(101)
4.308	Three Hundred Twelfth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(101)
4.309	Three Hundred Thirteenth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(101)
4.310	Three Hundred Fourteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(102)
4.311	Three Hundred Fifteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2019(102)
4.312	Three Hundred Sixteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(102)
4.313	Three Hundred Seventeenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(102)
4.314	Three Hundred Eighteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(102)
4.315	Three Hundred Nineteenth Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(103)
4.316	Three Hundred Twentieth Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2019(103)
4.317	Three Hundred Twenty-First Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(103)
4.318	Three Hundred Twenty-Second Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(103)
4.319	Three Hundred Twenty-Third Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(103)
4.320	Three Hundred Twenty-Fourth Supplemental Indenture dated as of November 17, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(110)
4.321	Three Hundred Twenty-Fifth Supplemental Indenture dated as of November 28, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(111)
4.322	Three Hundred Twenty-Sixth Supplemental Indenture dated as of December 4, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(112)
4.323	Three Hundred Twenty-Seventh Supplemental Indenture dated as of December 11, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(113)
4.324	Three Hundred Twenty-Eighth Supplemental Indenture dated as of December 18, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(114)
4.325	Three Hundred Twenty-Ninth Supplemental Indenture dated as of December 29, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(115)
4.326	Three Hundred Thirtieth Supplemental Indenture dated as of January 2, 2015, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(116)
4.327	Three Hundred Thirty-First Supplemental Indenture dated as of January 8, 2015, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(117)
4.328	Three Hundred Thirty-Second Supplemental Indenture dated as of January 15, 2015, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2020(118)
4.329	Three Hundred Thirty-Third Supplemental Indenture dated as of January 23, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(119)
4.330	Three Hundred Thirty-Fourth Supplemental Indenture dated as of January 29, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(120)

Exhibit No.
4.331	Three Hundred Thirty-Fifth Supplemental Indenture dated as of February 5, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(121)
4.332	Three Hundred Thirty-Sixth Supplemental Indenture dated as of February 20, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(122)
4.333	Three Hundred Thirty-Seventh Supplemental Indenture dated as of February 26, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(123)
4.334	Three Hundred Thirty-Eighth Supplemental Indenture dated as of March 5, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(124)
4.335	Three Hundred Thirty-Ninth Supplemental Indenture dated as of March 12, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(125)
4.336	Three Hundred Fortieth Supplemental Indenture dated as of March 19, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(126)
4.337	Three Hundred Forty-First Supplemental Indenture dated as of March 26, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(127)
4.338	Three Hundred Forty-Second Supplemental Indenture dated as of April 2, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(128)
4.339	Three Hundred Forty-Third Supplemental Indenture dated as of April 9, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(129)
4.340	Three Hundred Forty-Fourth Supplemental Indenture dated as of April 16, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(130)
4.341	Three Hundred Forty-Fifth Supplemental Indenture dated as of April 16, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(130)
4.342	Three Hundred Forty-Sixth Supplemental Indenture dated as of April 23, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(131)
4.343	Three Hundred Forty-Seventh Supplemental Indenture dated as of April 23, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(131)
4.344	Three Hundred Forty-Eighth Supplemental Indenture dated as of April 30, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(132)
4.345	Three Hundred Forty-Ninth Supplemental Indenture dated as of April 30, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(132)
4.346	Three Hundred Fiftieth Supplemental Indenture dated as of May 7, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(133)
4.347	Three Hundred Fifty-First Supplemental Indenture dated as of May 7, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(133)
4.348	Three Hundred Fifty-Second Supplemental Indenture dated as of May 21, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(134)
4.349	Three Hundred Fifty-Third Supplemental Indenture dated as of May 29, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(135)
4.350	Three Hundred Fifty-Fourth Supplemental Indenture dated as of May 29, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2022(135)
4.351	Three Hundred Fifty-Fifth Supplemental Indenture dated as of June 4, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(136)
4.352	Three Hundred Fifty-Sixth Supplemental Indenture dated as of June 4, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2022(136)
4.353	Three Hundred Fifty-Seventh Supplemental Indenture dated as of June 11, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(137)
4.354	Three Hundred Fifty-Eighth Supplemental Indenture dated as of June 11, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2022(137)
4.355	Three Hundred Fifty-Ninth Supplemental Indenture dated as of June 18, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(138)
4.356	Three Hundred Sixtieth Supplemental Indenture dated as of June 18, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2021(138)
4.357	Three Hundred Sixty-First Supplemental Indenture dated as of June 25, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(139)
4.358	Three Hundred Sixty-Second Supplemental Indenture dated as of June 25, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2021(139)

Exhibit No.
4.359	Three Hundred Sixty-Third Supplemental Indenture dated as of July 2, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(140)
4.360	Three Hundred Sixty-Fourth Supplemental Indenture dated as of July 2, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2021(140)
4.361	Three Hundred Sixty-Fifth Supplemental Indenture dated as of July 9, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(141)
4.362	Three Hundred Sixty-Sixth Supplemental Indenture dated as of July 9, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(141)
4.363	Three Hundred Sixty-Seventh Supplemental Indenture dated as of July 16, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(142)
4.364	Three Hundred Sixty-Eighth Supplemental Indenture dated as of July 16, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(142)
4.365	Three Hundred Sixty-Ninth Supplemental Indenture dated as of July 23, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(143)
4.366	Three Hundred Seventieth Supplemental Indenture dated as of July 23, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(143)
4.367	Three Hundred Seventy-First Supplemental Indenture dated as of July 30, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(144)
4.368	Three Hundred Seventy-Second Supplemental Indenture dated as of July 30, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(144)
4.369	Three Hundred Seventy-Third Supplemental Indenture dated as of August 6, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(145)
4.370	Three Hundred Seventy-Fourth Supplemental Indenture dated as of August 6, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(145)
4.371	Three Hundred Seventy-Fifth Supplemental Indenture dated as of August 13, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(146)
4.372	Three Hundred Seventy-Sixth Supplemental Indenture dated as of August 13, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(146)
4.373	Three Hundred Seventy-Fifth Supplemental Indenture dated as of August 20, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(147)
4.374	Three Hundred Seventy-Sixth Supplemental Indenture dated as of August 20, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(147)
4.375	Three Hundred Seventy-Ninth Supplemental Indenture dated as of August 27, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(148)
4.376	Three Hundred Eightieth Supplemental Indenture dated as of August 27, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(148)
4.377	Three Hundred Eighty-One Supplemental Indenture dated as of September 11, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(153)
4.378	Three Hundred Eighty-Second Supplemental Indenture dated as of September 11, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(153)
4.379	Three Hundred Eighty-Third Supplemental Indenture dated as of September 17, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(154)
4.380	Three Hundred Eighty-Fourth Supplemental Indenture dated as of September 17, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(154)
4.381	Three Hundred Eighty-Fifth Supplemental Indenture dated as of September 24, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(155)
4.382	Three Hundred Eighty-Sixth Supplemental Indenture dated as of September 24, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(155)
4.383	Three Hundred Eighty-Seventh Supplemental Indenture dated as of October 1, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(156)
4.384	Three Hundred Eighty-Eighth Supplemental Indenture dated as of October 1, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(156)
4.385	Three Hundred Eighty-Ninth Supplemental Indenture dated as of October 8, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(157)
4.386	Three Hundred Ninetieth Supplemental Indenture dated as of October 8, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(157)

Exhibit No.
4.387	Three Hundred Ninety-First Supplemental Indenture dated as of October 16, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(159)
4.388	Three Hundred Ninety-Second Supplemental Indenture dated as of October 16, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(159)
4.389	Three Hundred Ninety-Third Supplemental Indenture dated as of October 22, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(160)
4.390	Three Hundred Ninety-Fourth Supplemental Indenture dated as of October 22, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(160)
4.391	Three Hundred Ninety-Fifth Supplemental Indenture dated as of October 29, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(161)
4.392	Three Hundred Ninety-Sixth Supplemental Indenture dated as of October 29, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(161)
4.393	Three Hundred Ninety-Seventh Supplemental Indenture dated as of November 4, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(163)
4.394	Three Hundred Ninety-Eighth Supplemental Indenture dated as of November 4, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(163)
4.395	Three Hundred Ninety-Ninth Supplemental Indenture dated as of November 19, 2015, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2020(164)
4.396	Four Hundredth Supplemental Indenture dated as of November 19, 2015, to the U.S. Bank Indenture and Form of 5.625% Prospect Capital InterNote® due 2022(164)
4.397	Four Hundred First Supplemental Indenture dated as of November 19, 2015, to the U.S. Bank Indenture and Form of 5.875% Prospect Capital InterNote® due 2025(164)
4.398	Four Hundred Second Supplemental Indenture dated as of November 27, 2015, to the U.S. Bank Indenture and Form of 5.125% Prospect Capital InterNote® due 2020(165)
4.399	Four Hundred Third Supplemental Indenture dated as of November 27, 2015, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2022(165)
4.400	Four Hundred Fourth Supplemental Indenture dated as of November 27, 2015, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(165)
4.401	Four Hundred Fifth Supplemental Indenture dated as of December 3, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2020(166)
4.402	Four Hundred Sixth Supplemental Indenture dated as of December 3, 2015, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2022(166)
4.403	Four Hundred Seventh Supplemental Indenture dated as of December 3, 2015, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(166)
4.404	Supplemental Indenture dated as of December 10, 2015, to the U.S. Bank Indenture and Form of 6.250% Note due 2024(167)
4.405	Four Hundred Eighth Supplemental Indenture dated as of December 17, 2015, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2020(168)
4.406	Four Hundred Ninth Supplemental Indenture dated as of December 24, 2015, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2020(169)
4.407	Four Hundred Tenth Supplemental Indenture dated as of December 31, 2015, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2020(170)
4.408	Four Hundred Eleventh Supplemental Indenture dated as of January 7, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(171)
4.409	Four Hundred Twelfth Supplemental Indenture dated as of January 14, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(172)
4.410	Four Hundred Thirteenth Supplemental Indenture dated as of January 22, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(173)
4.411	Four Hundred Fourteenth Supplemental Indenture dated as of March 3, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(175)
4.412	Four Hundred Fifteenth Supplemental Indenture dated as of March 10, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(176)
4.413	Four Hundred Sixteenth Supplemental Indenture dated as of March 17, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(177)
4.414	Four Hundred Seventeenth Supplemental Indenture dated as of March 24, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(178)

Exhibit No.
4.415	Four Hundred Eighteenth Supplemental Indenture dated as of March 31, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(179)
4.416	Four Hundred Nineteenth Supplemental Indenture dated as of April 7, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(180)
4.417	Four Hundred Twentieth Supplemental Indenture dated as of April 14, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(181)
4.418	Four Hundred Twenty-First Supplemental Indenture dated as of April 21, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(182)
4.419	Four Hundred Twenty-Second Supplemental Indenture dated as of April 28, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(183)
4.420	Four Hundred Twenty-Third Supplemental Indenture dated as of May 5, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(184)
4.421	Four Hundred Twenty-Fourth Supplemental Indenture dated as of May 12, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(185)
4.422	Four Hundred Twenty-Fifth Supplemental Indenture dated as of May 26, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(186)
4.423	Four Hundred Twenty-Sixth Supplemental Indenture dated as of June 3, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(187)
4.424	Four Hundred Twenty-Seventh Supplemental Indenture dated as of June 9, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(188)
4.425	Four Hundred Twenty-Eighth Supplemental Indenture dated as of June 16, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(189)
4.426	Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture, and Form of 6.250% Note due 2024(190)
4.427	Four Hundred Twenty-Ninth Supplemental Indenture dated as of June 23, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(190)
4.428	Form of 6.250% Notes due 2024, Note 1, of an aggregate principal amount of $650,775.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(191)
4.429	Form of 6.250% Notes due 2024, Note 2, of an aggregate principal amount of $538,575.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(191)
4.430	Form of 6.250% Notes due 2024, Note 3, of an aggregate principal amount of $191,075.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(191)
4.431	Four Hundred Thirtieth Supplemental Indenture dated as of June 30, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(191)
4.432	Form of 6.250% Notes due 2024, Note 4, of an aggregate principal amount of $563,000.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.433	Form of 6.250% Notes due 2024, Note 5, of an aggregate principal amount of $323,825.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.434	Form of 6.250% Notes due 2024, Note 6, of an aggregate principal amount of $730,600.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.435	Form of 6.250% Notes due 2024, Note 7, of an aggregate principal amount of $265,125.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.436	Form of 6.250% Notes due 2024, Note 8, of an aggregate principal amount of $722,100.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.437	Four Hundred Thirty-First Supplemental Indenture dated as of July 8, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(192)
4.438	Form of 6.250% Notes due 2024, Note 9, of an aggregate principal amount of $599,050.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)
4.439	Form of 6.250% Notes due 2024, Note 10, of an aggregate principal amount of $807,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)
4.440	Form of 6.250% Notes due 2024, Note 11, of an aggregate principal amount of $799,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)
4.441	Form of 6.250% Notes due 2024, Note 12, of an aggregate principal amount of $501,625.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)
4.442	Four Hundred Thirty-Second Supplemental Indenture dated as of July 14, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(193)
4.443	Form of 6.250% Notes due 2024, Note 13, of an aggregate principal amount of $592,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)

Exhibit No.
4.444	Form of 6.250% Notes due 2024, Note 14, of an aggregate principal amount of $581,250.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.445	Form of 6.250% Notes due 2024, Note 15, of an aggregate principal amount of $463,750.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.446	Form of 6.250% Notes due 2024, Note 16, of an aggregate principal amount of $836,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.447	Form of 6.250% Notes due 2024, Note 17, of an aggregate principal amount of $536,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.448	Four Hundred Thirty-Third Supplemental Indenture dated as of July 21, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(194)
4.449	Form of 6.250% Notes due 2024, Note 18, of an aggregate principal amount of $1,746,400.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.450	Form of 6.250% Notes due 2024, Note 19, of an aggregate principal amount of $826,325.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.451	Form of 6.250% Notes due 2024, Note 20, of an aggregate principal amount of $838,525.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.452	Form of 6.250% Notes due 2024, Note 21, of an aggregate principal amount of $1,027,325.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.453	Form of 6.250% Notes due 2024, Note 22, of an aggregate principal amount of $1,329,050.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.454	Four Hundred Thirty-Fourth Supplemental Indenture dated as of July 28, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(195)
4.455	Form of 6.250% Notes due 2024, Note 23, of an aggregate principal amount of $1,232,075.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.456	Form of 6.250% Notes due 2024, Note 24, of an aggregate principal amount of $1,273,150.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.457	Form of 6.250% Notes due 2024, Note 25, of an aggregate principal amount of $1,825,850.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.458	Form of 6.250% Notes due 2024, Note 26, of an aggregate principal amount of $902,650.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.459	Form of 6.250% Notes due 2024, Note 27, of an aggregate principal amount of $866,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.460	Four Hundred Thirty-Fifth Supplemental Indenture dated as of August 4, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(196)
4.461	Form of 6.250% Notes due 2024, Note 28, of an aggregate principal amount of $1,284,800.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.462	Form of 6.250% Notes due 2024, Note 29, of an aggregate principal amount of $1,423,275.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.463	Form of 6.250% Notes due 2024, Note 30, of an aggregate principal amount of $1,424,750.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.464	Form of 6.250% Notes due 2024, Note 31, of an aggregate principal amount of $1,525,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.465	Form of 6.250% Notes due 2024, Note 32, of an aggregate principal amount of $1,335,200.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.466	Four Hundred Thirty-Sixth Supplemental Indenture dated as of August 11, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(197)
4.467	Form of 6.250% Notes due 2024, Note 33, of an aggregate principal amount of $746,950.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.468	Form of 6.250% Notes due 2024, Note 34, of an aggregate principal amount of $1,254,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.469	Form of 6.250% Notes due 2024, Note 35, of an aggregate principal amount of $790,900.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.470	Form of 6.250% Notes due 2024, Note 36, of an aggregate principal amount of $1,477,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.471	Form of 6.250% Notes due 2024, Note 37, of an aggregate principal amount of $2,147,375.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)

Exhibit No.
4.472	Four Hundred Thirty-Seventh Supplemental Indenture dated as of August 18, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(198)
4.473	Form of 6.250% Notes due 2024, Note 38, of an aggregate principal amount of $1,502,000.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.474	Form of 6.250% Notes due 2024, Note 39, of an aggregate principal amount of $1,098,150.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.475	Form of 6.250% Notes due 2024, Note 40, of an aggregate principal amount of $719,375.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.476	Form of 6.250% Notes due 2024, Note 41, of an aggregate principal amount of $979,025.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.477	Four Hundred Thirty-Eighth Supplemental Indenture dated as of August 25, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(199)
4.478	Four Hundred Thirty-Ninth Supplemental Indenture dated as of September 15, 2016, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(201)
4.479	Four Hundred Fortieth Supplemental Indenture dated as of September 22, 2016, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(202)
4.480	Four Hundred Forty-First Supplemental Indenture dated as of September 29, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(203)
4.481	Four Hundred Forty-Second Supplemental Indenture dated as of October 6, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(204)
4.482	Four Hundred Forty-Third Supplemental Indenture dated as of October 14, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(205)
4.483	Four Hundred Forty-Fourth Supplemental Indenture dated as of October 20, 2016, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2021(206)
4.484	Four Hundred Forty-Fifth Supplemental Indenture dated as of October 27, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(207)
4.485	Four Hundred Forty-Sixth Supplemental Indenture dated as of November 3, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(208)
4.486	Four Hundred Forty-Seventh Supplemental Indenture dated as of November 25, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(209)
4.487	Four Hundred Forty-Eighth Supplemental Indenture dated as of December 1, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(210)
4.488	Four Hundred Forty-Ninth Supplemental Indenture dated as of December 8, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(211)
4.489	Four Hundred Fiftieth Supplemental Indenture dated as of December 15, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(212)
4.490	Four Hundred Fifty-First Supplemental Indenture dated as of December 22, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(213)
4.491	Four Hundred Fifty-Second Supplemental Indenture dated as of December 30, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(214)
4.492	Four Hundred Fifty-Third Supplemental Indenture dated as of January 6, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(215)
4.493	Four Hundred Fifty-Fourth Supplemental Indenture dated as of January 12, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(216)
4.494	Four Hundred Fifty-Fifth Supplemental Indenture dated as of January 20, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(217)
4.495	Four Hundred Fifty-Sixth Supplemental Indenture dated as of January 26, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(218)
4.496	Four Hundred Fifty-Seventh Supplemental Indenture dated as of February 2, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(219)
4.497	Four Hundred Fifty-Eighth Supplemental Indenture dated as of February 9, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(220)
4.498	Four Hundred Fifty-Ninth Supplemental Indenture dated as of February 24, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(221)
4.499	Four Hundred Sixtieth Supplemental Indenture dated as of March 2, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(222)

Exhibit No.
4.500	Four Hundred Sixty-First Supplemental Indenture dated as of March 9, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(223)
4.501	Four Hundred Sixty-Second Supplemental Indenture dated as of March 16, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(224)
4.502	Four Hundred Sixty-Third Supplemental Indenture dated as of March 23, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(225)
4.503	Four Hundred Sixty-Fourth Supplemental Indenture dated as of March 30, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(226)
4.504	Four Hundred Sixty-Fifth Supplemental Indenture dated as of April 6, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(227)
4.505	Supplemental Indenture dated as of April 11, 2017, to the U.S. Bank Indenture, and Form of 4.950% Convertible Note due 2022(228)
4.506	Four Hundred Sixty-Sixth Supplemental Indenture dated as of April 20, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(230)
4.507	Four Hundred Sixty-Seventh Supplemental Indenture dated as of April 27, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(231)
4.508	Four Hundred Sixty-Eighth Supplemental Indenture dated as of May 4, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(232)
4.509	Four Hundred Sixty-Ninth Supplemental Indenture dated as of May 11, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(233)
4.510	Four Hundred Seventieth Supplemental Indenture dated as of May 25, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(234)
4.511	Four Hundred Seventy-First Supplemental Indenture dated as of June 2, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(235)
4.512	Four Hundred Seventy-Second Supplemental Indenture dated as of June 8, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(236)
4.513	Four Hundred Seventy-Third Supplemental Indenture dated as of June 15, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(237)
4.514	Four Hundred Seventy-Fourth Supplemental Indenture dated as of June 22, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(238)
4.515	Four Hundred Seventy-Fifth Supplemental Indenture dated as of June 29, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(239)
4.516	Four Hundred Seventy-Sixth Supplemental Indenture dated as of July 7, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(240)
4.517	Four Hundred Seventy-Seventh Supplemental Indenture dated as of July 7, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2024(240)
4.518	Four Hundred Seventy-Eighth Supplemental Indenture dated as of July 13, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(241)
4.519	Four Hundred Seventy-Ninth Supplemental Indenture dated as of July 13, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2024(241)
4.520	Four Hundred Eightieth Supplemental Indenture dated as of July 20, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(242)
4.521	Four Hundred Eighty-First Supplemental Indenture dated as of July 20, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2024(242)
4.522	Four Hundred Eighty-Second Supplemental Indenture dated as of July 27, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(243)
4.523	Four Hundred Eighty-Third Supplemental Indenture dated as of July 27, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2024(243)
4.524	Four Hundred Eighty-Fourth Supplemental Indenture dated as of August 3, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(244)
4.525	Four Hundred Eighty-Fifth Supplemental Indenture dated as of August 3, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2025(244)
4.526	Four Hundred Eighty-Sixth Supplemental Indenture dated as of August 10, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(245)
4.527	Four Hundred Eighty-Seventh Supplemental Indenture dated as of August 10, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2025(245)

Exhibit No.
4.528	Four Hundred Eighty-Eighth Supplemental Indenture dated as of August 17, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(246)
4.529	Four Hundred Eighty-Ninth Supplemental Indenture dated as of August 17, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2025(246)
4.530	Four Hundred Ninetieth Supplemental Indenture dated as of August 24, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2022(247)
4.531	Four Hundred Ninety-First Supplemental Indenture dated as of August 24, 2017, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(247)
4.532	Four Hundred Ninety-Second Supplemental Indenture dated as of August 31, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2022(249)
4.533	Four Hundred Ninety-Third Supplemental Indenture dated as of August 31, 2017, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(249)
4.534	Four Hundred Ninety-Fourth Supplemental Indenture dated as of September 14, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(250)
4.535	Four Hundred Ninety-Fifth Supplemental Indenture dated as of September 14, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(250)
4.536	Four Hundred Ninety-Sixth Supplemental Indenture dated as of September 21, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(251)
4.537	Four Hundred Ninety-Seventh Supplemental Indenture dated as of September 21, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(251)
4.538	Four Hundred Ninety-Eighth Supplemental Indenture dated as of September 28, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(252)
4.539	Four Hundred Ninety-Ninth Supplemental Indenture dated as of September 28, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(252)
4.540	Five Hundredth Supplemental Indenture dated as of October 5, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(253)
4.541	Five Hundred First Supplemental Indenture dated as of October 5, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(253)
4.542	Five Hundred Second Supplemental Indenture dated as of October 13, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(254)
4.543	Five Hundred Third Supplemental Indenture dated as of October 13, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(254)
4.544	Five Hundred Fourth Supplemental Indenture dated as of October 19, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(255)
4.545	Five Hundred Fifth Supplemental Indenture dated as of October 19, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(255)
4.546	Five Hundred Sixth Supplemental Indenture dated as of October 26, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(256)
4.547	Five Hundred Seventh Supplemental Indenture dated as of October 26, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(256)
4.548	Five Hundred Eighth Supplemental Indenture dated as of November 2, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(257)
4.549	Five Hundred Ninth Supplemental Indenture dated as of November 2, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(257)
4.550	Five Hundred Tenth Supplemental Indenture dated as of November 24, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(258)
4.551	Five Hundred Eleventh Supplemental Indenture dated as of November 24, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(258)
4.552	Five Hundred Twelfth Supplemental Indenture dated as of November 30, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(259)
4.553	Five Hundred Thirteenth Supplemental Indenture dated as of November 30, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(259)
4.554	Five Hundred Fourteenth Supplemental Indenture dated as of December 7, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(260)
4.555	Five Hundred Fifteenth Supplemental Indenture dated as of December 7, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(260)

Exhibit No.
4.556	Five Hundred Sixteenth Supplemental Indenture dated as of December 14, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(261)
4.557	Five Hundred Seventeenth Supplemental Indenture dated as of December 14, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(261)
4.558	Five Hundred Eighteenth Supplemental Indenture dated as of December 21, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(262)
4.559	Five Hundred Nineteenth Supplemental Indenture dated as of December 21, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(262)
4.560	Five Hundred Twentieth Supplemental Indenture dated as of December 29, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(263)
4.561	Five Hundred Twenty-First Supplemental Indenture dated as of December 29, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(263)
4.562	Five Hundred Twenty-Second Supplemental Indenture dated as of January 5, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(264)
4.563	Five Hundred Twenty-Third Supplemental Indenture dated as of January 5, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(264)
4.564	Five Hundred Twenty-Fourth Supplemental Indenture dated as of January 11, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(265)
4.565	Five Hundred Twenty-Fifth Supplemental Indenture dated as of January 11, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(265)
4.566	Five Hundred Twenty-Sixth Supplemental Indenture dated as of January 19, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(266)
4.567	Five Hundred Twenty-Seventh Supplemental Indenture dated as of January 19, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(266)
4.568	Five Hundred Twenty-Eighth Supplemental Indenture dated as of January 25, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(267)
4.569	Five Hundred Twenty-Ninth Supplemental Indenture dated as of January 25, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(267)
4.570	Five Hundred Thirtieth Supplemental Indenture dated as of February 1, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(268)
4.571	Five Hundred Thirty-First Supplemental Indenture dated as of February 1, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(268)
4.572	Five Hundred Thirty-Second Supplemental Indenture dated as of February 8, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(269)
4.573	Five Hundred Thirty-Third Supplemental Indenture dated as of February 8, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(269)
4.574	Five Hundred Thirty-Fourth Supplemental Indenture dated as of February 23, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(270)
4.575	Five Hundred Thirty-Fifth Supplemental Indenture dated as of February 23, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(270)
4.576	Five Hundred Thirty-Sixth Supplemental Indenture dated as of March 1, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(271)
4.577	Five Hundred Thirty-Seventh Supplemental Indenture dated as of March 1, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(271)
4.578	Five Hundred Thirty-Eighth Supplemental Indenture dated as of March 8, 2018, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2023(272)
4.579	Five Hundred Thirty-Ninth Supplemental Indenture dated as of March 8, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2026(272)
4.580	Five Hundred Fortieth Supplemental Indenture dated as of March 15, 2018, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2023(273)
4.581	Five Hundred Forty-First Supplemental Indenture dated as of March 15, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2026(273)
4.582	Five Hundred Forty-Second Supplemental Indenture dated as of March 22, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(274)
4.583	Five Hundred Forty-Third Supplemental Indenture dated as of March 22, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(274)

Exhibit No.
4.584	Five Hundred Forty-Fourth Supplemental Indenture dated as of March 29, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(275)
4.585	Five Hundred Forty-Fifth Supplemental Indenture dated as of March 29, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(275)
4.586	Five Hundred Forty-Sixth Supplemental Indenture dated as of April 5, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(276)
4.587	Five Hundred Forty-Seventh Supplemental Indenture dated as of April 5, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(276)
4.588	Five Hundred Forty-Eighth Supplemental Indenture dated as of April 12, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(277)
4.589	Five Hundred Forty-Ninth Supplemental Indenture dated as of April 12, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(277)
4.590	Five Hundred Fiftieth Supplemental Indenture dated as of April 19, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(278)
4.591	Five Hundred Fifty-First Supplemental Indenture dated as of April 19, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(278)
4.592	Five Hundred Fifty-Second Supplemental Indenture dated as of April 26, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(279)
4.593	Five Hundred Fifty-Third Supplemental Indenture dated as of April 26, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(279)
4.594	Five Hundred Fifty-Fourth Supplemental Indenture dated as of May 3, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2023(280)
4.595	Five Hundred Fifty-Fifth Supplemental Indenture dated as of May 3, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2026(280)
4.596	Five Hundred Fifty-Sixth Supplemental Indenture dated as of May 10, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2023(281)
4.597	Five Hundred Fifty-Seventh Supplemental Indenture dated as of May 10, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(281)
4.598	Form of Global Note of 4.95% Convertible Notes due 2022(282)
4.599	Five Hundred Fifty-Eighth Supplemental Indenture dated as of May 24, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2023(284)
4.600	Five Hundred Fifty-Ninth Supplemental Indenture dated as of May 24, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(284)
4.601	Five Hundred Sixtieth Supplemental Indenture dated as of June 1, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2023(285)
4.602	Five Hundred Sixty-First Supplemental Indenture dated as of June 1, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(285)
4.603	Supplemental Indenture dated as of June 7, 2018, to the U.S. Bank Indenture, and Form of 6.250% Note due 2028(286)
4.604	Form of Global Note of 5.875% Senior Notes due 2023(287)
4.605	Five Hundred Sixty-Second Supplemental Indenture dated as of June 21, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(288)
4.606	Five Hundred Sixty-Third Supplemental Indenture dated as of June 21, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(288)
4.607	Five Hundred Sixty-Fourth Supplemental Indenture dated as of June 28, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(289)
4.608	Five Hundred Sixty-Fifth Supplemental Indenture dated as of June 28, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(289)
4.609	Supplemental Indenture dated as of July 2, 2018, to the U.S. Bank Indenture, and Form of 6.250% Note due 2024(290)
4.610	Supplemental Indenture dated as of July 2, 2018, to the U.S. Bank Indenture, and Form of 6.250% Note due 2028(290)
4.611	Five Hundred Sixty-Sixth Supplemental Indenture dated as of July 6, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(291)
4.612	Five Hundred Sixty-Seventh Supplemental Indenture dated as of July 6, 2018, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(291)
4.613	Five Hundred Sixty-Eighth Supplemental Indenture dated as of July 12, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(292)

Exhibit No.
4.614	Five Hundred Sixty-Ninth Supplemental Indenture dated as of July 12, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(292)
4.615	Five Hundred Seventieth Supplemental Indenture dated as of July 12, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(292)
4.616	Five Hundred Seventy-First Supplemental Indenture dated as of July 19, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(293)
4.617	Five Hundred Seventy-Second Supplemental Indenture dated as of July 19, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(293)
4.618	Five Hundred Seventy-Third Supplemental Indenture dated as of July 19, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(293)
4.619	Five Hundred Seventy-Fourth Supplemental Indenture dated as of July 26, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(294)
4.620	Five Hundred Seventy-Fifth Supplemental Indenture dated as of July 26, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(294)
4.621	Five Hundred Seventy-Sixth Supplemental Indenture dated as of July 26, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(294)
4.622	Five Hundred Seventy-Seventh Supplemental Indenture dated as of August 2, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(295)
4.623	Five Hundred Seventy-Eighth Supplemental Indenture dated as of August 2, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(295)
4.624	Five Hundred Seventy-Ninth Supplemental Indenture dated as of August 2, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(295)
4.625	Five Hundred Eightieth Supplemental Indenture dated as of August 9, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(297)
4.626	Five Hundred Eighty-First Supplemental Indenture dated as of August 9, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(297)
4.627	Five Hundred Eighty-Second Supplemental Indenture dated as of August 9, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(297)
4.628	Five Hundred Eighty-Third Supplemental Indenture dated as of August 16, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(298)
4.629	Five Hundred Eighty-Fourth Supplemental Indenture dated as of August 16, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(298)
4.630	Five Hundred Eighty-Fifth Supplemental Indenture dated as of August 16, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(298)
4.631	Five Hundred Eighty-Sixth Supplemental Indenture dated as of August 23, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(299)
4.632	Five Hundred Eighty-Seventh Supplemental Indenture dated as of August 23, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(299)
4.633	Five Hundred Eighty-Eighth Supplemental Indenture dated as of August 23, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(299)
4.634	Five Hundred Eighty-Ninth Supplemental Indenture dated as of August 30, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(300)
4.635	Five Hundred Ninetieth Supplemental Indenture dated as of August 30, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(300)
4.636	Five Hundred Ninety-First Supplemental Indenture dated as of August 30, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(300)
4.637	Five Hundred Ninety-Second Supplemental Indenture dated as of September 13, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(301)
4.638	Five Hundred Ninety-Third Supplemental Indenture dated as of September 13, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(301)
4.639	Five Hundred Ninety-Fourth Supplemental Indenture dated as of September 13, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(301)
4.640	Five Hundred Ninety-Fifth Supplemental Indenture dated as of September 20, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(302)
4.641	Five Hundred Ninety-Sixth Supplemental Indenture dated as of September 20, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(302)

Exhibit No.
4.642	Five Hundred Ninety-Seventh Supplemental Indenture dated as of September 20, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(302)
4.643	Five Hundred Ninety-Eighth Supplemental Indenture dated as of September 27, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(303)
4.644	Five Hundred Ninety-Ninth Supplemental Indenture dated as of September 27, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(303)
4.645	Six Hundredth Supplemental Indenture dated as of September 27, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(303)
4.646	Supplemental Indenture dated as of October 1, 2018, to the U.S. Bank Indenture(304)
4.647	Form of 6.375% Senior Note due 2024(304)
4.648	Six Hundred First Supplemental Indenture dated as of October 4, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2023(305)
4.649	Six Hundred Second Supplemental Indenture dated as of October 4, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(305)
4.650	Six Hundred Third Supplemental Indenture dated as of October 4, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(305)
4.651	Six Hundred Fourth Supplemental Indenture dated as of October 12, 2018, to the U.S. Bank Indenture, and Form of 5.625% Prospect Capital InterNote® due 2023(306)
4.652	Six Hundred Fifth Supplemental Indenture dated as of October 12, 2018, to the U.S. Bank Indenture, and Form of 5.875% Prospect Capital InterNote® due 2025(306)
4.653	Six Hundred Sixth Supplemental Indenture dated as of October 12, 2018, to the U.S. Bank Indenture, and Form of 6.125% Prospect Capital InterNote® due 2028(306)
4.654	Six Hundred Seventh Supplemental Indenture dated as of October 18, 2018, to the U.S. Bank Indenture, and Form of 5.625% Prospect Capital InterNote® due 2023(307)
4.655	Six Hundred Eighth Supplemental Indenture dated as of October 18, 2018, to the U.S. Bank Indenture, and Form of 5.875% Prospect Capital InterNote® due 2025(307)
4.656	Six Hundred Ninth Supplemental Indenture dated as of October 18, 2018, to the U.S. Bank Indenture, and Form of 6.125% Prospect Capital InterNote® due 2028(307)
4.657	Six Hundred Tenth Supplemental Indenture dated as of October 25, 2018, to the U.S. Bank Indenture, and Form of 5.625% Prospect Capital InterNote® due 2023(308)
4.658	Six Hundred Eleventh Supplemental Indenture dated as of October 25, 2018, to the U.S. Bank Indenture, and Form of 5.875% Prospect Capital InterNote® due 2025(308)
4.659	Six Hundred Twelfth Supplemental Indenture dated as of October 25, 2018, to the U.S. Bank Indenture, and Form of 6.125% Prospect Capital InterNote® due 2028(308)
4.660	Six Hundred Thirteenth Supplemental Indenture dated as of November 1, 2018, to the U.S. Bank Indenture, and Form of 5.625% Prospect Capital InterNote® due 2023(309)
4.661	Six Hundred Fourteenth Supplemental Indenture dated as of November 1, 2018, to the U.S. Bank Indenture, and Form of 5.875% Prospect Capital InterNote® due 2025(309)
4.662	Six Hundred Fifteenth Supplemental Indenture dated as of November 1, 2018, to the U.S. Bank Indenture, and Form of 6.125% Prospect Capital InterNote® due 2028(309)
4.663	Six Hundred Sixteenth Supplemental Indenture dated as of November 8, 2018, to the U.S. Bank Indenture, and Form of 5.625% Prospect Capital InterNote® due 2023(310)
4.664	Six Hundred Seventeenth Supplemental Indenture dated as of November 8, 2018, to the U.S. Bank Indenture, and Form of 5.875% Prospect Capital InterNote® due 2025(310)
4.665	Six Hundred Eighteenth Supplemental Indenture dated as of November 8, 2018, to the U.S. Bank Indenture, and Form of 6.125% Prospect Capital InterNote® due 2028(310)
4.666	Six Hundred Nineteenth Supplemental Indenture dated as of November 23, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2023(311)
4.667	Six Hundred Twentieth Supplemental Indenture dated as of November 23, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2025(311)
4.668	Six Hundred Twenty-First Supplemental Indenture dated as of November 23, 2018, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(311)
4.669	Six Hundred Twenty-Second Supplemental Indenture dated as of November 29, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2023(312)
4.670	Six Hundred Twenty-Third Supplemental Indenture dated as of November 29, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2025(312)

Exhibit No.
4.671	Six Hundred Twenty-Fourth Supplemental Indenture dated as of November 29, 2018, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(312)
4.672	Supplemental Indenture dated as of December 5, 2018, to the U.S. Bank Indenture, and Form of 6.875% Senior Note due 2029(313)
4.673	Six Hundred Twenty-Fifth Supplemental Indenture dated as of December 13, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2023(314)
4.674	Six Hundred Twenty-Sixth Supplemental Indenture dated as of December 13, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2025(314)
4.675	Six Hundred Twenty-Seventh Supplemental Indenture dated as of December 20, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2023(315)
4.676	Six Hundred Twenty-Eighth Supplemental Indenture dated as of December 20, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2025(315)
4.677	Six Hundred Twenty-Ninth Supplemental Indenture dated as of December 28, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2023(316)
4.678	Six Hundred Thirtieth Supplemental Indenture dated as of December 28, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2025(316)
4.679	Six Hundred Thirty-First Supplemental Indenture dated as of January 4, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(317)
4.680	Six Hundred Thirty-Second Supplemental Indenture dated as of January 4, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(317)
4.681	Six Hundred Thirty-Third Supplemental Indenture dated as of January 10, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(318)
4.682	Six Hundred Thirty-Fourth Supplemental Indenture dated as of January 10, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(318)
4.683	Six Hundred Thirty-Fifth Supplemental Indenture dated as of January 17, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(319)
4.684	Six Hundred Thirty-Sixth Supplemental Indenture dated as of January 17, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(319)
4.685	Six Hundred Thirty-Seventh Supplemental Indenture dated as of January 25, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(320)
4.686	Six Hundred Thirty-Eighth Supplemental Indenture dated as of January 25, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(320)
4.687	Six Hundred Thirty-Ninth Supplemental Indenture dated as of January 25, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(320)
4.688	Six Hundred Fortieth Supplemental Indenture dated as of January 31, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(321)
4.689	Six Hundred Forty-First Supplemental Indenture dated as of January 31, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(321)
4.690	Six Hundred Forty-Second Supplemental Indenture dated as of January 31, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(321)
4.691	Six Hundred Forty-Third Supplemental Indenture dated as of February 7, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(322)
4.692	Six Hundred Forty-Fourth Supplemental Indenture dated as of February 7, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(322)
4.693	Six Hundred Forty-Fifth Supplemental Indenture dated as of February 7, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(322)
4.694	Supplemental Indenture dated as of February 7, 2019, to the U.S. Bank Indenture and Form of 6.875% Note due 2029(323)
4.695	Six Hundred Forty-Sixth Supplemental Indenture dated as of February 22, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(324)
4.696	Six Hundred Forty-Seventh Supplemental Indenture dated as of February 22, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(324)
4.697	Six Hundred Forty-Eighth Supplemental Indenture dated as of February 22, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(324)
4.698	Six Hundred Forty-Ninth Supplemental Indenture dated as of February 28, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(325)
4.699	Six Hundred Fiftieth Supplemental Indenture dated as of February 28, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(325)

Exhibit No.
4.700	Six Hundred Fifty-First Supplemental Indenture dated as of February 28, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(325)
4.701	Supplemental Indenture dated as of March 1, 2019, to the U.S. Bank Indenture, and Form of 6.375% Convertible Note due 2025(326)
4.702	Six Hundred Fifty-Second Supplemental Indenture dated as of March 7, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(327)
4.703	Six Hundred Fifty-Third Supplemental Indenture dated as of March 7, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(327)
4.704	Six Hundred Fifty-Fourth Supplemental Indenture dated as of March 7, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(327)
4.705	Six Hundred Fifty-Fifth Supplemental Indenture dated as of March 14, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(328)
4.706	Six Hundred Fifty-Sixth Supplemental Indenture dated as of March 14, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(328)
4.707	Six Hundred Fifty-Seventh Supplemental Indenture dated as of March 14, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(328)
4.708	Six Hundred Fifty-Eighth Supplemental Indenture dated as of March 21, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(329)
4.709	Six Hundred Fifty-Ninth Supplemental Indenture dated as of March 21, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(329)
4.710	Six Hundred Sixtieth Supplemental Indenture dated as of March 21, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(329)
4.711	Six Hundred Sixty-First Supplemental Indenture dated as of March 28, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(330)
4.712	Six Hundred Sixty-Second Supplemental Indenture dated as of March 28, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(330)
4.713	Six Hundred Sixty-Third Supplemental Indenture dated as of March 28, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(330)
4.714	Six Hundred Sixty-Fourth Supplemental Indenture dated as of April 4, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(331)
4.715	Six Hundred Sixty-Fifth Supplemental Indenture dated as of April 4, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(331)
4.716	Six Hundred Sixty-Sixth Supplemental Indenture dated as of April 4, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(331)
4.717	Six Hundred Sixty-Seventh Supplemental Indenture dated as of April 11, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(332)
4.718	Six Hundred Sixty-Eighth Supplemental Indenture dated as of April 11, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(332)
4.719	Six Hundred Sixty-Ninth Supplemental Indenture dated as of April 11, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(332)
4.720	Six Hundred Seventieth Supplemental Indenture dated as of April 18, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(333)
4.721	Six Hundred Seventy-First Supplemental Indenture dated as of April 18, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(333)
4.722	Six Hundred Seventy-Second Supplemental Indenture dated as of April 18, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(333)
4.723	Six Hundred Seventy-Third Supplemental Indenture dated as of April 25, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2024(334)
4.724	Six Hundred Seventy-Fourth Supplemental Indenture dated as of April 25, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(334)
4.725	Six Hundred Seventy-Fifth Supplemental Indenture dated as of April 25, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(334)
4.726	Six Hundred Seventy-Sixth Supplemental Indenture dated as of May 2, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2024(335)
4.727	Six Hundred Seventy-Seventh Supplemental Indenture dated as of May 2, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(335)

Exhibit No.
4.728	Six Hundred Seventy-Eighth Supplemental Indenture dated as of May 2, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(335)
4.729	Six Hundred Seventy-Ninth Supplemental Indenture dated as of May 9, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2024(336)
4.730	Six Hundred Eightieth Supplemental Indenture dated as of May 9, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(336)
4.731	Six Hundred Eighty-First Supplemental Indenture dated as of May 9, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(336)
4.732	Six Hundred Eighty-Second Supplemental Indenture dated as of May 23, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2024(338)
4.733	Six Hundred Eighty-Third Supplemental Indenture dated as of May 23, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(338)
4.734	Six Hundred Eighty-Fourth Supplemental Indenture dated as of May 23, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(338)
4.735	Six Hundred Eighty-Fifth Supplemental Indenture dated as of May 31, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2024(339)
4.736	Six Hundred Eighty-Sixth Supplemental Indenture dated as of May 31, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(339)
4.737	Six Hundred Eighty-Seventh Supplemental Indenture dated as of May 31, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(339)
4.738	Six Hundred Eighty-Eighth Supplemental Indenture dated as of June 6, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2024(340)
4.739	Six Hundred Eighty-Ninth Supplemental Indenture dated as of June 6, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2026(340)
4.740	Six Hundred Ninetieth Supplemental Indenture dated as of June 6, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2029(340)
4.741	Six Hundred Ninety-First Supplemental Indenture dated as of June 13, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2024(341)
4.742	Six Hundred Ninety-Second Supplemental Indenture dated as of June 13, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2026(341)
4.743	Six Hundred Ninety-Third Supplemental Indenture dated as of June 13, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2029(341)
4.744	Six Hundred Ninety-Fourth Supplemental Indenture dated as of June 20, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2024(342)
4.745	Six Hundred Ninety-Fifth Supplemental Indenture dated as of June 20, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2026(342)
4.746	Six Hundred Ninety-Sixth Supplemental Indenture dated as of June 20, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2029(342)
4.747	Six Hundred Ninety-Seventh Supplemental Indenture dated as of June 27, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2024(343)
4.748	Six Hundred Ninety-Eighth Supplemental Indenture dated as of June 27, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2026(343)
4.749	Six Hundred Ninety-Ninth Supplemental Indenture dated as of June 27, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2029(343)
4.750	Seven Hundredth Supplemental Indenture dated as of July 5, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2024(344)
4.751	Seven Hundred First Supplemental Indenture dated as of July 5, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2026(344)
4.752	Seven Hundred Second Supplemental Indenture dated as of July 5, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2029(344)
4.753	Seven Hundred Third Supplemental Indenture dated as of July 5, 2019, to the U.S. Bank Indenture, and Form of 5.000% to 7.500% Prospect Capital InterNote® due 2029(344)
4.754	Seven Hundred Fourth Supplemental Indenture dated as of July 11, 2019, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2024(345)
4.755	Seven Hundred Fifth Supplemental Indenture dated as of July 11, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(345)

Exhibit No.
4.756	Seven Hundred Sixth Supplemental Indenture dated as of July 11, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2029(345)
4.757	Seven Hundred Seventh Supplemental Indenture dated as of July 11, 2019, to the U.S. Bank Indenture, and Form of 4.750% to 7.250% Prospect Capital InterNote® due 2029(345)
4.758	Seven Hundred Eighth Supplemental Indenture dated as of July 18, 2019, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2024(346)
4.759	Seven Hundred Ninth Supplemental Indenture dated as of July 18, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(346)
4.760	Seven Hundred Tenth Supplemental Indenture dated as of July 18, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2029(346)
4.761	Seven Hundred Eleventh Supplemental Indenture dated as of July 18, 2019, to the U.S. Bank Indenture, and Form of 4.750% to 7.250% Prospect Capital InterNote® due 2029(346)
4.762	Seven Hundred Twelfth Supplemental Indenture dated as of July 25, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2024(347)
4.763	Seven Hundred Thirteenth Supplemental Indenture dated as of July 25, 2019, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2026(347)
4.764	Seven Hundred Fourteenth Supplemental Indenture dated as of July 25, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2029(347)
4.765	Seven Hundred Fifteenth Supplemental Indenture dated as of July 25, 2019, to the U.S. Bank Indenture, and Form of 4.500% to 7.000% Prospect Capital InterNote® due 2029(347)
4.766	Seven Hundred Sixteenth Supplemental Indenture dated as of August 1, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2024(348)
4.767	Seven Hundred Seventeenth Supplemental Indenture dated as of August 1, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(348)
4.768	Seven Hundred Eighteenth Supplemental Indenture dated as of August 1, 2019, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2029(348)
4.769	Seven Hundred Nineteenth Supplemental Indenture dated as of August 1, 2019, to the U.S. Bank Indenture, and Form of 4.250% to 6.750% Prospect Capital InterNote® due 2029(348)
4.770	Seven Hundred Twentieth Supplemental Indenture dated as of August 8, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2024(349)
4.771	Seven Hundred Twenty-First Supplemental Indenture dated as of August 8, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(349)
4.772	Seven Hundred Twenty-Second Supplemental Indenture dated as of August 8, 2019, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2029(349)
4.773	Seven Hundred Twenty-Third Supplemental Indenture dated as of August 8, 2019, to the U.S. Bank Indenture, and Form of 4.250% to 6.750% Prospect Capital InterNote® due 2029(349)
4.774	Seven Hundred Twenty-Fourth Supplemental Indenture dated as of August 15, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2024(350)
4.775	Seven Hundred Twenty-Fifth Supplemental Indenture dated as of August 15, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2026(350)
4.776	Seven Hundred Twenty-Sixth Supplemental Indenture dated as of August 15, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2029(350)
4.777	Seven Hundred Twenty-Seventh Supplemental Indenture dated as of August 15, 2019, to the U.S. Bank Indenture, and Form of 4.000% to 6.500% Prospect Capital InterNote® due 2029(350)
4.778	Seven Hundred Twenty-Eighth Supplemental Indenture dated as of August 22, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(351)
4.779	Seven Hundred Twenty-Ninth Supplemental Indenture dated as of August 22, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(351)
4.780	Seven Hundred Thirtieth Supplemental Indenture dated as of August 22, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(351)
4.781	Seven Hundred Thirty-First Supplemental Indenture dated as of August 22, 2019, to the U.S. Bank Indenture, and Form of 3.750% to 6.250% Prospect Capital InterNote® due 2029(351)
10.1	Investment Advisory Agreement between Registrant and Prospect Capital Management L.P.(2)
10.2	Administration Agreement between Registrant and Prospect Administration LLC(2)
10.3	Dividend Reinvestment and Direct Stock Purchase Plan(174)
10.4	Trademark License Agreement between the Registrant and Prospect Capital Investment Management, LLC(2)

Exhibit No.
10.5	Transfer Agency and Registrar Services Agreement(4)
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
10.19
Selling Agent Agreement, dated May 10, 2019, by and among, the Registrant, Prospect Capital Management L.P., Prospect Administration LLC, Incapital LLC and the Agents named therein and added from time to time(337)

10.20	Underwriting Agreement, dated November 28, 2018(313)
10.21	Debt Distribution Agreement, dated February 7, 2019(323)
10.22	Debt Distribution Agreement, dated February 7, 2019(323)
10.23	Debt Distribution Agreement, dated February 7, 2019(323)
10.24	Underwriting Agreement, dated February 27, 2019(326)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
14	Code of Ethics(353)
21	Subsidiaries of the Registrant (included in the notes to the consolidated financial statements contained in this annual report)
22.1	Proxy Statement(354)
22.2	Published report regarding matters submitted to vote of security holders(355)
23.1	Consent of BDO USA, LLP, Certified Public Accountants of National Property REIT Corp.*
23.2	Consent of RSM US LLP, Certified Public Accountants of First Tower Finance Company LLC*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
99.1	Audited Combined Consolidated Financial Statements of National Property REIT Corp. for the years ended December 31, 2018 and 2017*
99.2	Audited Combined Consolidated Financial Statements of National Property REIT Corp. for the years ended December 31, 2017 and 2016*
99.3	Audited Consolidated Financial Statements of First Tower Finance Company LLC for the years ended December 31, 2018 and December 31, 2017*
99.4	Audited Consolidated Financial Statements of First Tower Finance Company LLC for the years ended December 31, 2017 and December 31, 2016*

________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference from the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 6, 2004.
(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(4)	Incorporated by reference from the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 23, 2004.
(5)	Incorporated by reference to Exhibit 10.258 of the Registrant’s Form 10-K filed on August 21, 2013.
(6)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on February 18, 2011.
(7)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on December 21, 2010.
(8)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on February 18, 2011.
(9)	Incorporated by reference from the Registrant’s Registration Statement on Form N-2, filed on September 1, 2011.
(10)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on March 1, 2012.
(11)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on March 8, 2012.
(12)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 14, 2012.
(13)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on September 2, 2014.
(14)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on April 5, 2012.
(15)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on April 12, 2012.
(16)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on April 16, 2012.
(17)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on April 16, 2012.
(18)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on April 26, 2012.
(19)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on August 14, 2012.
(20)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on August 14, 2012.
(21)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on September 27, 2012.
(22)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on October 4, 2012.
(23)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 23, 2012.
(24)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 29, 2012.
(25)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 6, 2012.
(26)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 13, 2012.
(27)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 20, 2012.
(28)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on December 21, 2012.
(29)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on December 28, 2012.
(30)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 4, 2013.
(31)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 10, 2013.
(32)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on January 17, 2013.

(33)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on January 25, 2013.
(34)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on January 31, 2013.
(35)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on February 7, 2013.
(36)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on February 22, 2013.
(37)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on February 28, 2013.
(38)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 7, 2013.
(39)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on March 14, 2013.
(40)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on March 15, 2013.
(41)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on March 15, 2013.
(42)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on March 21, 2013.
(43)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on March 28, 2013.
(44)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on April 4, 2013.
(45)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on April 11, 2013.
(46)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on April 18, 2013.
(47)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on April 25, 2013.
(48)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on May 2, 2013.
(49)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on May 9, 2013.
(50)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on May 23, 2013.
(51)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on May 31, 2013.
(52)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on June 6, 2013.
(53)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on June 13, 2013.
(54)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on June 20, 2013.
(55)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on June 27, 2013.
(56)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on July 5, 2013.
(57)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on July 11, 2013.
(58)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on July 18, 2013.
(59)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on July 25, 2013.
(60)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 1, 2013.

(61)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on August 8, 2013.
(62)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on August 15, 2013.
(63)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on August 22, 2013.
(64)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on September 6, 2013.
(65)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on September 12, 2013.
(66)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on September 19, 2013.
(67)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on September 26, 2013.
(68)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on October 3, 2013.
(69)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on October 10, 2013.
(70)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 51 to the Registration Statement on Form N-2, filed on October 18, 2013.
(71)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on October 24, 2013.
(72)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on October 31, 2013.
(73)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on November 7, 2013.
(74)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on November 15, 2013.
(75)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on November 21, 2013.
(76)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on November 29, 2013.
(77)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on December 5, 2013.
(78)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on December 12, 2013.
(79)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on December 19, 2013.
(80)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on December 27, 2013.
(81)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on January 3, 2014.
(82)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on January 9, 2014.
(83)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on January 16, 2014.
(84)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on January 24, 2014.
(85)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on January 30, 2014.
(86)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on February 6, 2014.
(87)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on February 13, 2014.
(88)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on February 19, 2014.

(89)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on February 21, 2014.
(90)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on February 27, 2014.
(91)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on March 6, 2014.
(92)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on March 11, 2014.
(93)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on March 13, 2014.
(94)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on March 20, 2014.
(95)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on March 27, 2014.
(96)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on April 3, 2014.
(97)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on April 7, 2014.
(98)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on April 10, 2014.
(99)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on April 16, 2014.
(100)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on April 17, 2014.
(101)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on April 24, 2014.
(102)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on May 1, 2014.
(103)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on May 8, 2014.
(104)	Incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-K, filed on August 25, 2014.
(105)	Incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K, filed on August 25, 2014.
(106)	Incorporated by reference from the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 14, 2014.
(107)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 10-K/A, filed on November 3, 2014.
(108)	Incorporated by reference from the Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 3, 2014.
(109)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 3, 2014.
(110)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 20, 2014.
(111)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 28, 2014.
(112)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 4, 2014.
(113)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 11, 2014.
(114)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 18, 2014.
(115)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on December 29, 2014.
(116)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on January 5, 2015.
(117)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 8, 2015.

(118)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 15, 2015.
(119)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on January 23, 2015.
(120)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on January 29, 2015.
(121)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on February 5, 2015.
(122)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on February 20, 2015.
(123)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on February 26, 2015.
(124)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on March 5, 2015.
(125)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on March 12, 2015.
(126)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 19, 2015.
(127)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on March 26, 2015.
(128)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on April 2, 2015.
(129)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on April 9, 2015.
(130)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on April 16, 2015.
(131)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on April 23, 2015.
(132)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on April 29, 2015.
(133)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on May 7, 2015.
(134)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on May 21, 2015.
(135)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on May 29, 2015.
(136)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on June 4, 2015.
(137)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on June 11, 2015.
(138)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on June 18, 2015.
(139)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on June 25, 2015.
(140)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 2, 2015.
(141)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on July 9, 2015.
(142)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on July 16, 2015.
(143)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on July 23, 2015.
(144)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on July 30, 2015.
(145)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on August 6, 2015.

(146)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on August 13, 2015.
(147)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on August 20, 2015.
(148)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 27, 2015.
(149)	Incorporated by reference to Exhibit 14 of the Registrant’s Form 10-K, filed on August 26, 2015.
(150)	Incorporated by reference from the Registrant’s Pre-Effective Registration Statement on Form N-2, filed on August 31, 2015.
(151)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 10-K/A, filed on September 11, 2015.
(152)	Incorporated by reference to Exhibit 99.2 of the Registrant’s Form 10-K/A, filed on September 11, 2015.
(153)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on September 16, 2015.
(154)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on September 17, 2015.
(155)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on September 24, 2015.
(156)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on October 1, 2015.
(157)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on October 8, 2015.
(158)	Incorporated by reference from the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 9, 2015.
(159)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on October 16, 2015.
(160)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on October 22, 2015.
(161)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on October 29, 2015.
(162)	Incorporated by reference from the Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 2, 2015.
(163)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on November 4, 2015.
(164)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 19, 2015.
(165)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 27, 2015.
(166)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on December 3, 2015.
(167)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 10, 2015.
(168)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 17, 2015.
(169)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 24, 2015.
(170)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on December 31, 2015.
(171)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on January 7, 2016.
(172)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 14, 2016.
(173)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 22, 2016.
(174)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on February 12, 2016.

(175)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on March 3, 2016.
(176)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on March 10, 2016.
(177)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on March 17, 2016.
(178)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on March 24, 2016.
(179)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on March 31, 2016.
(180)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on April 7, 2016.
(181)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on April 14, 2016.
(182)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on April 21, 2016.
(183)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on April 28, 2016.
(184)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on May 5, 2016.
(185)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on May 12, 2016.
(186)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on May 26, 2016.
(187)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on June 3, 2016.
(188)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on June 9, 2016.
(189)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on June 16, 2016.
(190)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on June 23, 2016.
(191)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on June 30, 2016.
(192)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on July 8, 2016.
(193)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on July 14, 2016.
(194)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on July 21, 2016.
(195)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 28, 2016.
(196)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on August 4, 2016.
(197)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on August 11, 2016.
(198)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on August 18, 2016.
(199)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on August 25, 2016.
(200)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on September 1, 2016.
(201)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on September 15, 2016.
(202)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on September 22, 2016.

(203)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on September 29, 2016.
(204)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on October 6, 2016.
(205)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on October 14, 2016.
(206)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on October 20, 2016.
(207)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on October 27, 2016.
(208)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on November 3, 2016.
(209)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 25, 2016.
(210)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on December 1, 2016.
(211)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on December 8, 2016.
(212)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 15, 2016.
(213)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 22, 2016.
(214)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 30, 2016.
(215)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on January 6, 2017.
(216)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on January 12, 2017.
(217)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 20, 2017.
(218)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 26, 2017.
(219)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on February 2, 2017.
(220)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on February 9, 2017.
(221)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on February 24, 2017.
(222)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on March 2, 2017.
(223)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on March 9, 2017.
(224)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on March 16, 2017.
(225)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on March 23, 2017.
(226)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 30, 2017.
(227)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on April 6, 2017.
(228)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on April 11, 2017.
(229)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on April 11, 2017.
(230)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on April 20, 2017.

(231)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on April 27, 2017.
(232)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on May 4, 2017.
(233)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on May 11, 2017.
(234)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on May 25, 2017.
(235)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on June 2, 2017.
(236)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on June 8, 2017.
(237)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on June 15, 2017.
(238)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on June 22, 2017.
(239)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on June 29, 2017.
(240)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on July 7, 2017.
(241)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 13, 2017.
(242)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on July 20, 2017.
(243)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on July 27, 2017.
(244)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on August 3, 2017.
(245)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on August 10, 2017.
(246)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on August 17, 2017.
(247)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on August 24, 2017.
(248)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on August 30, 2017.
(249)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 31, 2017.
(250)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on September 14, 2017.
(251)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on September 21, 2017.
(252)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on September 28, 2017.
(253)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on October 5, 2017.
(254)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on October 13, 2017.
(255)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on October 19, 2017.
(256)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on October 26, 2017.
(257)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 51 to the Registration Statement on Form N-2, filed on November 2, 2017.
(258)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 52 to the Registration Statement on Form N-2, filed on November 24, 2017.

(259)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 53 to the Registration Statement on Form N-2, filed on November 30, 2017.
(260)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 54 to the Registration Statement on Form N-2, filed on December 7, 2017.
(261)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 55 to the Registration Statement on Form N-2, filed on December 14, 2017.
(262)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 56 to the Registration Statement on Form N-2, filed on December 21, 2017.
(263)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 57 to the Registration Statement on Form N-2, filed on December 29, 2017.
(264)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 58 to the Registration Statement on Form N-2, filed on January 5, 2018.
(265)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 59 to the Registration Statement on Form N-2, filed on January 11, 2018.
(266)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 60 to the Registration Statement on Form N-2, filed on January 19, 2018.
(267)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 61 to the Registration Statement on Form N-2, filed on January 25, 2018.
(268)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 62 to the Registration Statement on Form N-2, filed on February 1, 2018.
(269)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 63 to the Registration Statement on Form N-2, filed on February 8, 2018.
(270)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 64 to the Registration Statement on Form N-2, filed on February 23, 2018.
(271)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 65 to the Registration Statement on Form N-2, filed on March 1, 2018.
(272)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 66 to the Registration Statement on Form N-2, filed on March 8, 2018.
(273)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 67 to the Registration Statement on Form N-2, filed on March 15, 2018.
(274)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 68 to the Registration Statement on Form N-2, filed on March 22, 2018.
(275)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 69 to the Registration Statement on Form N-2, filed on March 29, 2018.
(276)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 70 to the Registration Statement on Form N-2, filed on April 5, 2018.
(277)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 71 to the Registration Statement on Form N-2, filed on April 12, 2018.
(278)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 72 to the Registration Statement on Form N-2, filed on April 19, 2018.
(279)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 73 to the Registration Statement on Form N-2, filed on April 26, 2018.
(280)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 74 to the Registration Statement on Form N-2, filed on May 3, 2018.
(281)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 75 to the Registration Statement on Form N-2, filed on May 10, 2018.
(282)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on May 18, 2018.
(283)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on May 18, 2018.
(284)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 78 to the Registration Statement on Form N-2, filed on May 24, 2018.
(285)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 79 to the Registration Statement on Form N-2, filed on June 1, 2018.
(286)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 80 to the Registration Statement on Form N-2, filed on June 7, 2018.

(287)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 81 to the Registration Statement on Form N-2, filed on June 20, 2018.
(288)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 82 to the Registration Statement on Form N-2, filed on June 21, 2018.
(289)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 83 to the Registration Statement on Form N-2, filed on June 28, 2018.
(290)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 84 to the Registration Statement on Form N-2, filed on July 2, 2018.
(291)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 85 to the Registration Statement on Form N-2, filed on July 6, 2018.
(292)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 86 to the Registration Statement on Form N-2, filed on July 12, 2018.
(293)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 87 to the Registration Statement on Form N-2, filed on July 19, 2018.
(294)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 88 to the Registration Statement on Form N-2, filed on July 26, 2018.
(295)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 89 to the Registration Statement on Form N-2, filed on August 2, 2018.
(296)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on August 6, 2018.
(297)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 90 to the Registration Statement on Form N-2, filed on August 9, 2018.
(298)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 91 to the Registration Statement on Form N-2, filed on August 16, 2018.
(299)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 92 to the Registration Statement on Form N-2, filed on August 23, 2018.
(300)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 93 to the Registration Statement on Form N-2, filed on August 30, 2018.
(301)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 95 to the Registration Statement on Form N-2, filed on September 13, 2018.
(302)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 96 to the Registration Statement on Form N-2, filed on September 20, 2018.
(303)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 97 to the Registration Statement on Form N-2, filed on September 27, 2018.
(304)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 98 to the Registration Statement on Form N-2, filed on October 1, 2018.
(305)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 99 to the Registration Statement on Form N-2, filed on October 4, 2018.
(306)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 100 to the Registration Statement on Form N-2, filed on October 12, 2018.
(307)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 101 to the Registration Statement on Form N-2, filed on October 18, 2018.
(308)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 102 to the Registration Statement on Form N-2, filed on October 25, 2018.
(309)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 103 to the Registration Statement on Form N-2, filed on November 1, 2018.
(310)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 8, 2018.
(311)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 23, 2018.
(312)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on November 29, 2018.
(313)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 6, 2018.
(314)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 13, 2018.

(315)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on December 20, 2018.
(316)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on December 28, 2018.
(317)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 4, 2019.
(318)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 10, 2019.
(319)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on January 17, 2019.
(320)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on January 25, 2019.
(321)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on January 31, 2019.
(322)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on February 7, 2019.
(323)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on February 20, 2019.
(324)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on February 22, 2019.
(325)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on February 28, 2019.
(326)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 1, 2019.
(327)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on March 7, 2019.
(328)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on March 14, 2019.
(329)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on March 21, 2019.
(330)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on March 28, 2019.
(331)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on April 4, 2019.
(332)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on April 11, 2019.
(333)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on April 18, 2019.
(334)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on April 25, 2019.
(335)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on May 2, 2019.
(336)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on May 9, 2019.
(337)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on May 17, 2019.
(338)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on May 23, 2019.
(339)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on May 31, 2019.
(340)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on June 6, 2019.
(341)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on June 13, 2019.
(342)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on June 20, 2019.

(343)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on June 27, 2019.
(344)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on July 5, 2019.
(345)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on July 11, 2019.
(346)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on July 18, 2019.
(347)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on July 25, 2019.
(348)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 1, 2019.
(349)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on August 8, 2019.
(350)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on August 15, 2019.
(351)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on August 22, 2019.
(352)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on August 29, 2019.
(353)	Incorporated by reference to Exhibit 14 of the Registrant’s Form 10-K/A, filed on October 20, 2016.
(354)	Incorporated by reference from the Registrant’s Proxy Statement, filed on September 18, 2018.
(355)	Incorporated by reference from the Registrant’s Form 8-K, filed on January 8, 2019.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 27, 2019.

PROSPECT CAPITAL CORPORATION

By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN F. BARRY III	/s/ ANDREW C. COOPER
John F. Barry III	Andrew C. Cooper
Chairman of the Board, Chief Executive Officer and Director	Director
August 27, 2019	August 27, 2019

/s/ KRISTIN L. VAN DASK	/s/ WILLIAM J. GREMP
Kristin L. Van Dask	William J. Gremp
Chief Financial Officer	Director
August 27, 2019	August 27, 2019

/s/ M. GRIER ELIASEK	/s/ EUGENE S. STARK
M. Grier Eliasek	Eugene S. Stark
President, Chief Operating Officer and Director	Director
August 27, 2019	August 27, 2019