Form 10-Q
period 2019-09-30
PROSPECT CAPITAL CORP
filed 2019-11-06
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Common Stock, $0.001 par value	PSEC	NASDAQ Global Select Market
6.25% Notes due 2024, par value $25	PBB	New York Stock Exchange
6.25% Notes due 2028, par value $25	PBY	New York Stock Exchange
6.875% Notes due 2029, par value $25	PBC	New York Stock Exchange

As of November 5, 2019, there were 367,426,948 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,”
“intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth and earnings per share growth, and statements expressing general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended June 30, 2019, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	September 30, 2019	June 30, 2019

	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $2,346,633 and $2,385,806, respectively)	$2,397,730	$2,475,924
Affiliate investments (amortized cost of $156,177 and $177,616, respectively)	73,263	76,682
Non-control/non-affiliate investments (amortized cost of $3,274,957 and $3,368,880, respectively)	2,979,567	3,100,947
Total investments at fair value (amortized cost of $5,777,767 and $5,932,302, respectively)	5,450,560	5,653,553
Cash	106,174	107,098
Receivables for:
Interest, net	12,526	26,504
Other	200	3,326
Deferred financing costs on Revolving Credit Facility (Note 4)	10,745	8,529
Due from broker	4,121	—
Prepaid expenses	772	1,053
Total Assets	5,585,098	5,800,063
Liabilities
Revolving Credit Facility (Notes 4 and 8)	108,000	167,000
Public Notes (less unamortized discount and debt issuance costs of $13,373 and $13,826, respectively) (Notes 6 and 8)	781,001	780,548
Convertible Notes (less unamortized debt issuance costs of $12,618 and $13,867, respectively) (Notes 5 and 8)	694,701	739,997
Prospect Capital InterNotes® (less unamortized debt issuance costs of $12,561 and $12,349, respectively) (Notes 7 and 8)	644,814	695,350
Due to Prospect Capital Management (Note 13)	46,228	46,525
Interest payable	22,364	34,104
Dividends payable	22,042	22,028
Accrued expenses	4,688	5,414
Due to Prospect Administration (Note 13)	511	1,885
Other liabilities	976	937
Total Liabilities	2,325,325	2,493,788
Commitments and Contingencies (Note 3)
Net Assets	$3,259,773	$3,306,275

Components of Net Assets
Common stock, par value $0.001 per share (1,000,000,000 common shares authorized; 367,363,872 and 367,131,025 issued and outstanding, respectively) (Note 9)	$367	$367
Paid-in capital in excess of par (Note 9)	4,041,338	4,039,872
Total distributable earnings (loss)	(781,932)	(733,964)
Net Assets	$3,259,773	$3,306,275
Net Asset Value Per Share (Note 16)	$8.87	$9.01

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,
	2019	2018
Investment Income
Interest income:
Control investments	$50,866	$56,454
Affiliate investments	239	227
Non-control/non-affiliate investments	61,950	68,609
Structured credit securities	32,901	34,152
Total interest income	145,956	159,442
Dividend income:
Control investments	3,800	14,665
Non-control/non-affiliate investments	454	262
Total dividend income	4,254	14,927
Other income:
Control investments	11,383	2,791
Non-control/non-affiliate investments	290	3,262
Total other income (Note 10)	11,673	6,053
Total Investment Income	161,883	180,422
Operating Expenses
Base management fee (Note 13)	28,463	29,957
Income incentive fee (Note 13)	17,765	21,290
Interest and credit facility expenses	38,898	37,908
Allocation of overhead from Prospect Administration (Note 13)	3,494	3,365
Audit, compliance and tax related fees	375	393
Directors’ fees	113	79
Other general and administrative expenses	1,715	2,271
Total Operating Expenses	90,823	95,263
Net Investment Income	71,060	85,159
Net Realized and Net Change in Unrealized (Losses) Gains from Investments
Net realized (losses) gains
Control investments	—	1
Non-control/non-affiliate investments	(2,198)	1,040
Net realized (losses) gains	(2,198)	1,041
Net change in unrealized (losses) gains
Control investments	(39,021)	51,918
Affiliate investments	18,020	(13,755)
Non-control/non-affiliate investments	(27,458)	(37,114)
Net change in unrealized (losses) gains	(48,459)	1,049
Net Realized and Net Change in Unrealized (Losses) Gains from Investments	(50,657)	2,090
Net realized losses on extinguishment of debt	(2,338)	(3,454)
Net Increase in Net Assets Resulting from Operations	$18,065	$83,795
Net increase in net assets resulting from operations per share	$0.05	$0.23
Dividends declared per share	$(0.18)	$(0.18)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)
(Unaudited)

	Common Stock
Three Months Ended September 30, 2018 (Unaudited)	Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)(1)	Total Net Assets
Balance as of June 30, 2018	364,409,938	$364	$4,021,541	$(614,858)	$3,407,047
Net Increase in Net Assets resulting from Operations:
Net investment income				85,159	85,159
Net realized losses				(2,413)	(2,413)
Net change in unrealized gain				1,049	1,049
Distributions to Shareholders					—
Distributions from earnings				(65,694)	(65,694)
Shares issued through reinvestment of dividends	815,201	1	5,795		5,796
Tax reclassifications of net assets (Note 12)			(31)	31	—
Total increase (decrease) for the three months ended September 30, 2018	815,201	1	5,764	18,132	23,897
Balance as of September 30, 2018	365,225,139	$365	$4,027,305	$(596,726)	$3,430,944

	Common Stock
Three Months Ended September 30, 2019 (Unaudited)	Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)	Total Net Assets
Balance as of June 30, 2019	367,131,025	$367	$4,039,872	$(733,964)	$3,306,275
Net Increase in Net Assets resulting from Operations:
Net investment income				71,060	71,060
Net realized losses				(4,536)	(4,536)
Net change in unrealized losses				(48,459)	(48,459)
Distributions to Shareholders					—
Distributions from earnings				(66,111)	(66,111)
Shares issued through reinvestment of dividends	232,847	—	1,544		1,544
Tax reclassifications of net assets (Note 12)			(78)	78	—
Total increase (decrease) for the three months ended September 30, 2019	232,847	—	1,466	(47,968)	(46,502)
Balance as of September 30, 2019	367,363,872	$367	$4,041,338	$(781,932)	$3,259,773

(1) See Note 2. Significant Accounting Policies and Recent Accounting Updates.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Three Months Ended September 30,
	2019	2018
Operating Activities
Net increase in net assets resulting from operations	$18,065	$83,795
Net realized losses on extinguishment of debt	2,338	3,454
Net realized losses (gains) on investments	2,198	(1,041)
Net change in net unrealized losses (gains) on investments	48,459	(1,049)
Amortization of discounts (accretion of premiums), net	1,704	(7,839)
Accretion of discount on Public Notes (Note 6)	254	131
Amortization of deferred financing costs	2,241	2,716
Payment-in-kind interest	(14,498)	(9,325)
Structuring fees	(612)	(2,854)
Change in operating assets and liabilities:
Payments for purchases of investments	(79,430)	(242,463)
Proceeds from sale of investments and collection of investment principal	245,173	55,166
Decrease in due to broker	—	(6,159)
(Decrease) increase in due to Prospect Capital Management	(297)	2,282
Decrease (increase) in interest receivable, net	13,978	(3,733)
Decrease in interest payable	(11,740)	(6,376)
Decrease in accrued expenses	(726)	(891)
Increase in due from broker	(4,121)	(99,805)
Increase in other liabilities	39	629
Decrease in other receivables	3,126	508
Increase in due from affiliate	—	(5,800)
Decrease in prepaid expenses	281	36
(Decrease) Increase in due to Prospect Administration	(1,374)	184
Net Cash Provided by (Used in) Operating Activities	225,058	(238,434)
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	211,000	436,000
Principal payments under Revolving Credit Facility (Note 4)	(270,000)	(69,000)
Issuances of Public Notes, net of original issue discount (Note 6)	—	125,644
Redemptions of Public Notes (Note 6)	—	(153,536)
Redemptions of Convertible Notes, net (Note 5)	(47,016)	—
Issuances of Prospect Capital InterNotes® (Note 7)	95,135	39,757
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(145,459)	(31,794)
Financing costs paid and deferred	(5,088)	(12,494)
Dividends paid	(64,554)	(59,849)
Net Cash (Used in) Provided by Financing Activities	(225,982)	274,728
Net (Decrease) Increase in Cash	(924)	36,294
Cash at beginning of period	107,098	83,758
Cash at End of Period	$106,174	$120,052
Supplemental Disclosures
Cash paid for interest	$48,143	$41,437
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$1,544	$5,796
Cost basis of investments written off as worthless	$2,420	$—

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
(in thousands, except share data)

				September 30, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(49)

CP Energy Services Inc.(20)	Energy Equipment & Services	Senior Secured Term Loan (13.11% (LIBOR + 11.00% with 1.00% LIBOR floor), due 12/29/2022)(11)	10/1/2017	$35,048	$35,048	$35,048	1.1%
		Senior Secured Term Loan A to Spartan Energy Services, Inc. (10.04% (LIBOR + 8.00% with 1.00% LIBOR floor), due 12/31/2022)(13)	10/20/2014	13,156	13,156	13,156	0.4%
		Senior Secured Term Loan B to Spartan Energy Services, Inc. (16.04% PIK (LIBOR + 14.00% with 1.00% LIBOR floor), due 12/31/2022)(13)(46)	10/20/2014	22,440	22,440	22,440	0.7%
		Series B Convertible Preferred Stock (16.00%, 790 shares)(16)	10/30/2015		63,225	56,293	1.7%
		Common Stock (102,924 shares)(16)	8/2/2013		81,203	2,816	0.1%
					215,072	129,753	4.0%
Credit Central Loan Company, LLC(21)	Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2024)(14)(46)	12/28/2012	56,862	53,616	56,862	1.8%
		Class A Units (14,867,312 units)(14)(16)	12/28/2012		19,331	21,219	0.7%
		Net Revenues Interest (25% of Net Revenues)(14)(16)	1/28/2015		—	—	—%
					72,947	78,081	2.5%
Echelon Transportation, LLC	Aerospace & Defense	Senior Secured Term Loan (11.99% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(13)(46)	3/31/2014	39,917	39,917	39,917	1.2%
		Senior Secured Term Loan (11.24% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 1.00% PIK, due 12/7/2024)(13)(46)	12/9/2016	19,198	19,198	19,198	0.6%
		Membership Interest (100%)(16)	3/31/2014		22,738	31,279	1.0%
					81,853	90,394	2.8%
First Tower Finance Company LLC(23)	Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 10.50% PIK, due 6/24/2024)(14)(46)	6/24/2014	278,043	278,043	278,043	8.5%
		Class A Units (95,709,910 units)(14)(16)	6/14/2012		81,146	218,976	6.7%
					359,189	497,019	15.2%
Freedom Marine Solutions, LLC(24)	Energy Equipment & Services	Membership Interest (100%)(16)	11/9/2006		43,892	14,920	0.5%
					43,892	14,920	0.5%
InterDent, Inc.(29)	Health Care Providers & Services	Senior Secured Term Loan A/B (7.10% (LIBOR + 5.05% with 0.75% LIBOR floor), due 9/5/2020)(13)	8/1/2018	14,000	14,000	14,000	0.4%
		Senior Secured Term Loan A (7.55% (LIBOR + 5.50% with 0.75% LIBOR floor), due 9/5/2020)(13)	8/3/2012	77,994	77,994	77,994	2.4%
		Senior Secured Term Loan B (10.00% PIK, due 9/5/2020)(46)	8/3/2012	119,143	119,143	114,888	3.5%
		Senior Secured Term Loan C (18.00% PIK, in non-accrual status effective 10/1/2018, due 9/5/2020)	3/22/2018	42,794	35,766	—	—%
		Senior Secured Term Loan D (1.00% PIK, in non-accrual status effective 10/1/2018, due 9/5/2020)	9/19/2018	5,052	5,001	—	—%
		Common Stock (99,900 shares)(16)	5/3/2019		1	—	—%
					251,905	206,882	6.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				September 30, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(49)

KRPR, LLC	Diversified Consumer Services	Membership Interest (100%)(16)	8/26/2019		$2,350	$4,502	0.1%
					2,350	4,502	0.1%
MITY, Inc.(25)	Commercial Services & Supplies	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 1/30/2020)(3)(11)	9/19/2013	$26,250	26,250	26,250	0.8%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 6/30/2020)(3)(11)(46)	9/19/2013	30,599	30,599	21,114	0.7%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due 1/1/2028)(14)	9/19/2013	5,568	6,772	—	—%
		Common Stock (42,053 shares)(16)	9/19/2013		6,849	—	—%
					70,470	47,364	1.5%
National Property REIT Corp.(26)	Equity Real Estate Investment Trusts (REITs) / Online Lending	Senior Secured Term Loan A (6.50% (LIBOR + 3.50% with 3.00% LIBOR floor) plus 5.00% PIK, due 12/31/2023)(11)(46)	12/31/2018	433,553	433,553	433,553	13.3%
		Senior Secured Term Loan B (5.00% (LIBOR + 2.00% with 3.00% LIBOR floor) plus 5.50% PIK, due 12/31/2023)(11)(46)	12/31/2018	111,317	111,317	111,317	3.4%
		Residual Profit Interest (8.33% of Residual Profit)	12/31/2018		—	35,162	1.1%
		Common Stock (3,110,101 shares)(52)	12/31/2013		163,836	388,950	11.9%
					708,706	968,982	29.7%
Nationwide Loan Company LLC(27)	Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2020)(14)(46)	6/18/2014	18,932	18,932	18,932	0.6%
		Class A Units (32,456,159 units)(14)	1/31/2013		21,962	16,976	0.5%
					40,894	35,908	1.1%
NMMB, Inc.(28)	Media	Senior Secured Note (14.00%, due 5/6/2021)(3)	5/6/2011	1,614	1,614	1,614	—%
		Series A Preferred Stock (7,200 shares)(16)	5/6/2011		7,200	12,539	0.4%
		Series B Preferred Stock (5,669 shares)(16)	5/6/2011		5,669	9,872	0.3%
					14,483	24,025	0.7%
Pacific World Corporation(40)	Personal Products	Revolving Line of Credit – $26,000 Commitment (9.30% (LIBOR + 7.25% with 1.00% LIBOR floor), due 9/26/2020)(13)(15)	9/26/2014	20,825	20,825	20,825	0.6%
		Senior Secured Term Loan A (7.30% PIK (LIBOR + 5.25% with 1.00% LIBOR floor), in non-accrual status effective 10/24/2018, due 9/26/2020)(13)	12/31/2014	103,182	96,000	79,620	2.5%
		Senior Secured Term Loan B (11.30% PIK (LIBOR + 9.25% with 1.00% LIBOR floor), in non-accrual status effective 5/21/2018, due 9/26/2020)(13)	12/31/2014	113,457	96,500	—	—%
		Convertible Preferred Equity (179,998 shares)(16)	6/15/2018		27,000	—	—%
		Common Stock (6,778,414 shares)(16)	9/29/2017		—	—	—%
					240,325	100,445	3.1%
R-V Industries, Inc.	Machinery	Senior Subordinated Note (11.11% (LIBOR + 9.00% with 1.00% LIBOR floor), due 3/31/2022)(3)(11)	6/12/2013	28,622	28,622	28,622	0.9%
		Common Stock (745,107 shares)(16)	6/26/2007		6,866	6,801	0.2%
					35,488	35,423	1.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				September 30, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(49)

Universal Turbine Parts, LLC(34)	Trading Companies & Distributors	Delayed Draw Term Loan – $5,000 Commitment (10.25% (LIBOR + 7.75% with 2.50% LIBOR floor), due 9/30/2020)(13)(15)	2/28/2019	$—	$—	$—	—%
		Senior Secured Term Loan A (7.86% (LIBOR + 5.75% with 1.00% LIBOR floor), due 7/22/2021)(11)	7/22/2016	30,550	30,550	26,850	0.8%
		Senior Secured Term Loan B (13.86% PIK (LIBOR + 11.75% with 1.00% LIBOR floor), in non-accrual status effective 7/1/2018, due 7/22/2021)(11)	7/22/2016	38,789	32,500	—	—%
		Common Stock (10,000 units)(16)	12/10/2018		—	—	—%
					63,050	26,850	0.8%
USES Corp.(30)	Commercial Services & Supplies	Senior Secured Term Loan A (9.00% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	3/31/2014	47,007	36,601	15,090	0.5%
		Senior Secured Term Loan B (15.50% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	3/31/2014	58,952	35,568	—	—%
		Common Stock (268,962 shares)(16)	6/15/2016		—	—	—%
					72,169	15,090	0.5%
Valley Electric Company, Inc.(31)	Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2024)(3)(11)(46)	12/31/2012	10,430	10,430	10,430	0.3%
		Senior Secured Note (10.00% plus 10.00% PIK, due 6/23/2024)(46)	6/24/2014	33,301	33,301	33,301	1.0%
		Consolidated Revenue Interest (2.0%)(38)	6/22/2018		—	2,921	0.1%
		Common Stock (50,000 shares)	12/31/2012		26,204	75,422	2.3%
					69,935	122,074	3.7%
Wolf Energy, LLC(32)	Energy Equipment & Services	Membership Interest (100%)(16)	7/1/2014		—	—	—%
		Membership Interest in Wolf Energy Services Company, LLC (100%)(16)	3/14/2017		3,905	—	—%
		Net Profits Interest (8% of Equity Distributions)(4)(16)	4/15/2013		—	18	—%
					3,905	18	—%
Total Control Investments					$2,346,633	$2,397,730	73.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				September 30, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Affiliate Investments (5.00% to 24.99% voting control)(48)

Edmentum Ultimate Holdings, LLC(22)	Diversified Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00% PIK, due 12/9/2021)(15)(46)	6/9/2015	$6,070	$6,070	$6,070	0.2%
		Unsecured Senior PIK Note (8.50% PIK, due 12/9/2021)(46)	6/9/2015	8,367	8,367	8,367	0.3%
		Unsecured Junior PIK Note (10.00% PIK, in non-accrual status effective 1/1/2017, due 12/9/2021)	6/9/2015	39,931	23,829	34,155	1.0%
		Class A Units (370,964 units)(16)	6/9/2015		6,577	3,686	0.1%
					44,843	52,278	1.6%
Nixon, Inc.(39)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)(16)	5/12/2017		—	—	—%
					—	—	—%
Targus Cayman HoldCo Limited(33)	Textiles, Apparel & Luxury Goods	Common Stock (7,383,395 shares)	2/12/2016		3,771	16,989	0.5%
					3,771	16,989	0.5%
United Sporting Companies, Inc.(18)	Distributors	Second Lien Term Loan (13.05% (LIBOR + 11.00% with 1.75% LIBOR floor) plus 2.00% PIK, in non-accrual status effective 4/1/2017, due 11/16/2019)(13)	9/28/2012	148,524	107,563	3,996	0.1%
		Common Stock (218,941 shares)(16)	5/2/2017		—	—	—%
					107,563	3,996	0.1%
Total Affiliate Investments					$156,177	$73,263	2.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				September 30, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan (9.79% (LIBOR + 7.75%), due 10/1/2026)(3)(8)(13)	10/10/2018	$25,000	$24,835	$24,835	0.8%
					24,835	24,835	0.8%
ACE Cash Express, Inc.	Consumer Finance	Senior Secured Note (12.00%, due 12/15/2022)(8)(10)(14)	12/15/2017	25,000	24,190	24,563	0.8%
					24,190	24,563	0.8%
AmeriLife Group, LLC	Insurance	Second Lien Term Loan (11.04% (LIBOR + 9.00%), due 6/11/2027)(3)(8)(13)	6/24/2019	10,000	10,000	10,000	0.3%
					10,000	10,000	0.3%
Apidos CLO XI	Structured Finance	Rated Secured Structured Note - Class FRR (11.75% (LIBOR + 9.45%), due 10/17/2030)(11)(14)(37)	9/12/2019	5,950	5,532	5,718	0.2%
					5,532	5,718	0.2%
Apidos CLO XI	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.47%, due 10/17/2030)(5)(14)	1/17/2013	40,500	33,607	28,167	0.9%
					33,607	28,167	0.9%
Apidos CLO XII	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 16.61%, due 4/15/2031)(5)(14)	4/18/2013	52,203	36,780	30,888	0.9%
					36,780	30,888	0.9%
Apidos CLO XV	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 15.60%, due 4/21/2031)(5)(14)	10/16/2013	48,515	38,286	29,823	0.9%
					38,286	29,823	0.9%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 9.55%, due 10/20/2027)(5)(6)(14)	10/14/2015	31,350	28,501	24,479	0.7%
					28,501	24,479	0.7%
Ark-La-Tex Wireline Services, LLC	Energy Equipment & Services	Escrow Receivable	4/8/2014		—	—	—%
					—	—	—%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	Revolving Line of Credit – $6,000 Commitment (10.85% (LIBOR + 8.75% with 2.00% LIBOR floor), due 2/21/2020)(11)(15)	2/21/2013	4,000	4,000	3,910	0.1%
		Senior Secured Term Loan (10.85% (LIBOR + 8.75% with 2.00% LIBOR floor), due 2/21/2020)(3)(11)	2/21/2013	74,123	74,123	72,464	2.2%
					78,123	76,374	2.3%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 9.94%, due 7/20/2029)(5)(6)(14)	11/18/2014	83,098	50,555	35,282	1.1%
					50,555	35,282	1.1%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	Senior Secured Note (10.60% (LIBOR + 8.50% with 1.25% LIBOR floor), due 12/02/2022)(3)(8)(11)	12/4/2017	173,761	173,761	173,761	5.3%
					173,761	173,761	5.3%
Brookside Mill CLO Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 8.72%, due 1/17/2028)(5)(14)	5/23/2013	36,300	18,423	13,688	0.4%
					18,423	13,688	0.4%
California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 10.76%, due 7/16/2032)(5)(14)	5/8/2012	58,915	41,519	32,662	1.0%
					41,519	32,662	1.0%
Candle-Lite Company, LLC	Household Products	Senior Secured Term Loan A (7.64% (LIBOR + 5.50% with 1.25% LIBOR floor), due 1/23/2023)(3)(11)	1/23/2018	12,125	12,125	12,125	0.4%
		Senior Secured Term Loan B (11.64% (LIBOR + 9.50% with 1.25% LIBOR floor), due 1/23/2023)(3)(11)	1/23/2018	12,500	12,500	12,500	0.4%
					24,625	24,625	0.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				September 30, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan (10.29% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(8)(13)	10/7/2014	$98,982	$98,727	$98,982	3.0%
					98,727	98,982	3.0%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 21.05%, due 4/30/2031)(5)(14)	2/21/2013	24,870	14,916	12,968	0.4%
					14,916	12,968	0.4%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 21.37%, due 7/15/2030)(5)(6)(14)	4/12/2017	25,534	17,527	17,696	0.5%
					17,527	17,696	0.5%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.11%, due 10/20/2029)(5)(6)(14)	9/13/2016	32,200	33,655	26,976	0.8%
					33,655	26,976	0.8%
CCPI Inc.(19)	Electronic Equipment, Instruments & Components	Escrow Receivable	2/28/2019		—	2,275	0.1%
					—	2,275	0.1%
CCS-CMGC Holdings, Inc.	Health Care Providers & Services	First Lien Term Loan (7.54% (LIBOR + 5.50%), due 10/1/2025)(3)(8)(13)	5/23/2019	4,975	4,857	4,857	0.1%
		Second Lien Term Loan (11.04% (LIBOR + 9.00%), due 10/1/2026)(3)(8)(13)	10/12/2018	37,000	36,377	36,377	1.1%
					41,234	41,234	1.2%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.10%, due 7/27/2030)(5)(6)(14)	6/18/2014	49,552	38,691	29,672	0.9%
					38,691	29,672	0.9%
Cent CLO 21 Limited	Structured Finance	Rated Secured Structured Note - Class E (10.91% (LIBOR + 8.65%), due 7/27/2030)(6)(11)(14)(37)	7/27/2018	10,591	9,990	10,474	0.3%
					9,990	10,474	0.3%
Centerfield Media Holding Company(35)	IT Services	Senior Secured Term Loan A (9.11% (LIBOR + 7.00% with 2.00% LIBOR floor), due 1/17/2022)(3)(11)	1/17/2017	73,083	73,083	73,083	2.2%
		Senior Secured Term Loan B (14.61% (LIBOR + 12.50% with 2.00% LIBOR floor), due 1/17/2022)(11)	1/17/2017	78,100	78,100	78,100	2.4%
					151,183	151,183	4.6%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 13.76%, due 4/24/2031)(5)(14)	9/12/2013	44,100	29,850	24,556	0.8%
					29,850	24,556	0.8%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 15.36%, due 4/28/2031)(5)(6)(14)	11/14/2013	45,500	32,771	28,876	0.9%
					32,771	28,876	0.9%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 13.90%, due 10/17/2030)(5)(6)(14)	9/3/2014	44,467	31,028	25,921	0.8%
					31,028	25,921	0.8%
CIFC Funding 2014-V, Ltd.	Structured Finance	Rated Secured Structured Note - Class F (10.80% (LIBOR + 8.50%), due 10/17/2031)(6)(11)(14)(37)	9/27/2018	10,250	9,944	10,107	0.3%
					9,944	10,107	0.3%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.92%, due 10/21/2031)(5)(6)(14)	12/21/2016	34,000	30,145	28,518	0.9%
					30,145	28,518	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				September 30, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Cinedigm DC Holdings, LLC	Entertainment	Senior Secured Term Loan (11.11% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(11)(46)	2/28/2013	$14,114	$14,064	$14,114	0.4%
					14,064	14,114	0.4%
Class Valuation, LLC	Real Estate Management & Development	Revolving Line of Credit – $1,500 Commitment (10.36% (LIBOR + 8.25% with 1.50% LIBOR floor), due 3/12/2020)(11)(15)	3/12/2018	—	—	—	—%
		Senior Secured Term Loan (10.36% (LIBOR + 8.25% with 1.50% LIBOR floor), due 3/10/2023)(3)(11)	3/12/2018	38,642	38,642	38,642	1.2%
					38,642	38,642	1.2%
Columbia Cent CLO 27 Limited	Structured Finance	Rated Secured Structured Note - Class E (10.57% (LIBOR + 8.29%), due 10/25/2028)(11)(14)(37)	10/25/2018	7,450	7,227	7,419	0.2%
					7,227	7,419	0.2%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 16.37%, due 10/25/2028)(5)(14)	1/15/2014	40,275	22,398	23,745	0.7%
					22,398	23,745	0.7%
Coverall North America, Inc.	Commercial Services & Supplies	Senior Secured Term Loan A (8.11% (LIBOR + 6.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	11/2/2015	6,662	6,662	6,662	0.2%
		Senior Secured Term Loan B (13.11% (LIBOR + 11.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	11/2/2015	23,188	23,188	23,188	0.7%
					29,850	29,850	0.9%
CP VI Bella Midco	IT Services	Second Lien Term Loan (8.79% (LIBOR + 6.75%), due 12/29/2025)(3)(8)(13)	2/26/2018	15,750	15,705	15,750	0.5%
					15,705	15,750	0.5%
Digital Room, LLC	Commercial Services & Supplies	First Lien Term Loan (7.04% (LIBOR + 5.00%), due 5/21/2026)(3)(8)(13)	5/29/2019	9,975	9,836	9,836	0.3%
		Second Lien Term Loan (11.04% (LIBOR + 9.00%), due 5/21/2027)(3)(8)(13)	5/30/2019	70,000	70,000	70,000	2.1%
					79,836	79,836	2.4%
Dunn Paper, Inc.	Paper & Forest Products	Second Lien Term Loan (10.79% (LIBOR + 8.75% with 1.00% LIBOR floor), due 8/26/2023)(3)(8)(13)	10/7/2016	11,500	11,370	11,500	0.4%
					11,370	11,500	0.4%
Easy Gardener Products, Inc.	Household Durables	Senior Secured Term Loan (12.11% (LIBOR + 10.00% with 0.25% LIBOR floor), due 09/30/2020)(3)(11)	10/2/2015	15,719	15,719	8,901	0.3%
					15,719	8,901	0.3%
Engine Group, Inc.(7)	Media	Senior Secured Term Loan (7.10% (LIBOR + 5.00% with 1.00% LIBOR floor), due 9/15/2022)(8)(11)	9/25/2017	4,277	4,277	4,164	0.1%
		Second Lien Term Loan (11.10% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/15/2023)(3)(8)(11)	9/25/2017	35,000	35,000	32,156	1.0%
					39,277	36,320	1.1%
EXC Holdings III Corp	Technology Hardware, Storage & Peripherals	Second Lien Term Loan (9.83% (LIBOR + 7.50% with 1.00% LIBOR floor), due 12/01/2025)(3)(8)(11)	12/5/2017	12,500	12,404	12,404	0.4%
					12,404	12,404	0.4%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 11.19%, due 10/15/2030)(5)(14)	3/14/2013	50,525	36,116	26,911	0.8%
					36,116	26,911	0.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				September 30, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 9.12%, due 5/16/2031)(5)(14)	11/5/2013	$24,575	$16,694	$11,835	0.4%
					16,694	11,835	0.4%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Rated Secured Structured Note - Class F (10.78% (LIBOR + 8.48%), due 7/15/2031)(6)(11)(14)(37)	7/16/2018	6,658	6,181	6,566	0.2%
					6,181	6,566	0.2%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 8.85%, due 7/15/2031)(5)(6)(14)	6/27/2014	39,905	28,926	18,715	0.6%
					28,926	18,715	0.6%
Global Tel*Link Corporation	Diversified Telecommunication Services	First Lien Term Loan (6.29% (LIBOR + 4.25%), due 11/29/2025)(3)(8)(13)	8/20/2019	9,975	9,571	9,571	0.3%
		Second Lien Term Loan (10.29% (LIBOR + 8.25%), due 11/29/2026)(3)(8)(13)	12/4/2018	40,170	39,303	39,303	1.2%
					48,874	48,874	1.5%
GlobalTranz Enterprises, Inc.	Air Freight & Logistics	Second Lien Term Loan (10.31% (LIBOR + 8.25%), due 5/15/2027)(3)(8)(13)	5/15/2019	12,500	12,500	12,439	0.4%
					12,500	12,439	0.4%
H.I.G. ECI Merger Sub, Inc.	IT Services	Senior Secured Term Loan A (7.61% (LIBOR + 5.50% with 1.50% LIBOR floor), due 5/31/2023)(3)(11)	5/31/2018	44,128	44,128	44,128	1.4%
		Senior Secured Term Loan B (12.61% (LIBOR + 10.50% with 1.50% LIBOR floor), due 5/31/2023)(3)(11)	5/31/2018	29,900	29,900	29,293	0.9%
					74,028	73,421	2.3%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 8/15/2023)(5)(14)(17)	8/15/2012	23,188	3,771	—	—%
					3,771	—	—%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 4/15/2025)(5)(14)(17)	3/28/2013	40,400	19,984	2,571	0.1%
					19,984	2,571	0.1%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 4/18/2026)(5)(14)(17)	3/6/2014	24,500	11,822	2,510	0.1%
					11,822	2,510	0.1%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 4/28/2025)(5)(6)(14)(17)	4/28/2014	41,164	21,322	908	—%
					21,322	908	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 11.46%, due 10/18/2027)(5)(6)(14)	9/3/2015	39,598	31,765	26,171	0.8%
					31,765	26,171	0.8%
Halyard MD OpCo, LLC	Media	Revolving Line of Credit – $2,000 Commitment (10.11% (LIBOR + 8.00%), due 2/6/2020)(11)(15)	8/6/2018	—	—	—	—%
		First Lien Term Loan (10.11% (LIBOR + 8.00% with 2.00% LIBOR floor), due 8/6/2023)(3)(11)	8/6/2018	11,400	11,400	11,400	0.3%
					11,400	11,400	0.3%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.10%, due 7/18/2031)(5)(6)(14)	6/10/2015	19,025	13,306	11,708	0.4%
					13,306	11,708	0.4%
Help/Systems Holdings, Inc.	Software	Second Lien Term Loan (9.79% (LIBOR + 7.75%), due 3/27/2026)(3)(8)(13)	4/17/2018	12,499	12,458	12,458	0.4%
					12,458	12,458	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				September 30, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Inpatient Care Management Company, LLC	Health Care Providers & Services	Senior Secured Term Loan (10.11% (LIBOR + 8.00% with 1.00% LIBOR floor), due 6/8/2021)(3)(11)	6/8/2016	$17,635	$17,635	$17,337	0.5%
					17,635	17,337	0.5%
JD Power and Associates	Capital Markets	Second Lien Term Loan (10.54% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/7/2024)(3)(8)(13)	9/16/2016	25,222	25,090	25,222	0.8%
					25,090	25,222	0.8%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 11.71%, due 10/20/2031)(5)(6)(14)	7/28/2015	23,594	18,653	12,389	0.4%
					18,653	12,389	0.4%
K&N Parent, Inc.	Auto Components	Second Lien Term Loan (10.79% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/21/2024)(3)(8)(13)	10/28/2016	25,887	25,471	25,471	0.8%
					25,471	25,471	0.8%
Keystone Acquisition Corp.(36)	Health Care Providers & Services	Second Lien Term Loan (11.35% (LIBOR + 9.25% with 1.00% LIBOR floor), due 5/1/2025)(3)(8)(11)	5/18/2017	50,000	50,000	50,000	1.5%
					50,000	50,000	1.5%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 13.17%, due 7/21/2031)(5)(14)	7/11/2013	49,934	28,194	19,850	0.6%
					28,194	19,850	0.6%
Maverick Healthcare Equity, LLC	Health Care Providers & Services	Preferred Units (10.00%, 1,250,000 units)(16)	10/31/2007		—	—	—%
		Class A Common Units (1,250,000 units)(16)	10/31/2007		—	—	—%
					—	—	—%
Medusind Acquisition, Inc.(9)	Health Care Providers & Services	First Lien Term Loan (10.38% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/8/2024)(8)(11)	9/30/2019	25,000	24,625	24,625	0.8%
					24,625	24,625	0.8%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 10.62%, due 10/15/2030)(5)(14)	5/1/2013	43,650	29,085	20,564	0.6%
					29,085	20,564	0.6%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 19.63%, due 7/15/2031)(5)(6)(14)	6/25/2015	47,830	29,267	30,958	0.9%
					29,267	30,958	0.9%
MRP Holdco, Inc.	Professional Services	Senior Secured Term Loan A (7.05% (LIBOR + 5.00% with 1.50% LIBOR floor), due 4/17/2024)(3)(13)	4/17/2018	53,689	53,689	53,689	1.6%
		Senior Secured Term Loan B (11.05% (LIBOR + 9.00% with 1.50% LIBOR floor), due 4/17/2024)(13)	4/17/2018	55,000	55,000	55,000	1.7%
					108,689	108,689	3.3%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 11.83%, due 7/19/2030)(5)(6)(14)	2/20/2013	42,064	33,182	25,085	0.8%
					33,182	25,085	0.8%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 15.71%, due 4/16/2031)(5)(6)(14)	8/17/2015	46,016	26,949	23,413	0.7%
					26,949	23,413	0.7%
Pearl Intermediate Parent LLC	Health Care Providers & Services	Second Lien Term Loan (8.29% (LIBOR + 6.25%), due 2/15/2026)(3)(8)(13)	2/28/2018	5,000	4,980	4,977	0.2%
					4,980	4,977	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				September 30, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

PeopleConnect Intermediate, LLC	Interactive Media & Services	Revolving Line of Credit – $1,000 Commitment (11.61% (LIBOR + 9.50% with 1.00% LIBOR floor), due 7/1/2020)(11)(15)	7/1/2015	$—	$—	$—	—%
		Senior Secured Term Loan A (8.61% (LIBOR + 6.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)	7/1/2015	17,508	17,508	17,508	0.5%
		Senior Secured Term Loan B (14.61% (LIBOR + 12.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)	7/1/2015	19,503	19,503	19,503	0.6%
					37,011	37,011	1.1%
PG Dental Holdings New Jersey, LLC	Health Care Providers & Services	Delayed Draw Term Loan – $5,000 Commitment (10.00% (LIBOR + 7.25% with 2.75% LIBOR floor), due 5/31/2024)(11)(15)	5/31/2019	2,000	2,000	2,000	0.1%
		Senior Secured Term Loan (10.00% (LIBOR + 7.25% with 2.75% LIBOR floor), due 5/31/2024)(3)(11)	5/31/2019	22,645	22,645	22,645	0.7%
					24,645	24,645	0.8%
PGX Holdings, Inc.	Diversified Consumer Services	Second Lien Term Loan (11.05% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(13)	9/29/2014	100,091	100,091	100,091	3.1%
					100,091	100,091	3.1%
PlayPower, Inc.	Leisure Products	First Lien Term Loan (7.60% (LIBOR + 5.50%), due 5/10/2026)(3)(8)(11)	5/16/2019	6,484	6,422	6,422	0.2%
					6,422	6,422	0.2%
Research Now Group, Inc. & Survey Sampling International LLC	Professional Services	First Lien Term Loan (7.75% (LIBOR + 5.50% with 1.00% LIBOR floor), due 12/20/2024)(3)(8)(11)	1/5/2018	9,825	9,433	9,825	0.3%
		Second Lien Term Loan (11.75% (LIBOR + 9.50% with 1.00% LIBOR floor), due 12/20/2025)(3)(8)(11)	1/5/2018	50,000	47,287	50,000	1.5%
					56,720	59,825	1.8%
RGIS Services, LLC	Commercial Services & Supplies	Senior Secured Term Loan (9.75% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(3)(8)(11)	4/20/2017	4,407	4,248	3,768	0.1%
		Senior Secured Term Loan (9.62% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(3)(8)(11)	4/20/2017	5,021	4,840	4,293	0.1%
		Senior Secured Term Loan (9.54% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(3)(8)(13)	4/20/2017	10,136	9,769	8,667	0.3%
					18,857	16,728	0.5%
RME Group Holding Company	Media	Senior Secured Term Loan A (8.11% (LIBOR + 6.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	5/4/2017	28,208	28,208	28,208	0.9%
		Senior Secured Term Loan B (13.11% (LIBOR + 11.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	5/4/2017	22,536	22,536	22,536	0.7%
					50,744	50,744	1.6%
Rocket Software, Inc.	Software	Second Lien Term Loan (10.29% (LIBOR + 8.25%), due 11/27/2026)(3)(8)(13)	12/7/2018	50,000	49,552	47,752	1.5%
					49,552	47,752	1.5%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 11.83%, due 4/20/2031)(5)(6)(14)	5/15/2014	27,725	22,821	15,918	0.5%
					22,821	15,918	0.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				September 30, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Rosa Mexicano	Hotels, Restaurants & Leisure	Revolving Line of Credit– $1,000 Commitment (9.61% (LIBOR + 7.50% with 1.50% LIBOR floor), due 3/29/2023)(11)(15)	3/29/2018	$—	$—	$—	—%
		Senior Secured Term Loan (9.61% (LIBOR + 7.50% with 1.50% LIBOR floor), due 3/29/2023)(3)(11)	3/29/2018	27,002	27,002	27,002	0.8%
					27,002	27,002	0.8%
Securus Technologies Holdings, Inc.	Communications Equipment	First Lien Term Loan (6.54% (LIBOR + 4.50% with 1.00% LIBOR floor), due 11/1/2024)(8)(13)	9/3/2019	9,975	9,074	9,074	0.3%
		Second Lien Term Loan (10.29% (LIBOR + 8.25% with 1.00% LIBOR floor), due 11/01/2025)(3)(8)(13)	11/3/2017	50,662	50,510	46,290	1.4%
					59,584	55,364	1.7%
SEOTownCenter, Inc.	IT Services	Senior Secured Term Loan A (9.61% (LIBOR + 7.50% with 2.00% LIBOR floor), due 4/07/2023)(3)(11)	4/10/2018	25,500	25,500	25,500	0.8%
		Senior Secured Term Loan B (14.61% (LIBOR + 12.50% with 2.00% LIBOR floor), due 4/07/2023)(3)(11)	4/10/2018	19,000	19,000	19,000	0.6%
					44,500	44,500	1.4%
SMG US Midco	Hotels, Restaurants & Leisure	Second Lien Term Loan (9.04% (LIBOR + 7.00%), due 1/23/2026)(3)(8)(13)	1/23/2018	7,500	7,485	7,485	0.2%
					7,485	7,485	0.2%
Sorenson Communications, LLC	Diversified Telecommunication Services	First Lien Term Loan (8.60% (LIBOR + 6.50%), due 4/29/2024)(3)(11)	5/8/2019	10,000	9,927	9,927	0.3%
					9,927	9,927	0.3%
Spectrum Holdings III Corp	Health Care Equipment & Supplies	Second Lien Term Loan (9.04% (LIBOR + 7.00% with 1.00% LIBOR floor), due 1/31/2026)(3)(8)(13)	2/13/2018	7,500	7,470	6,982	0.2%
					7,470	6,982	0.2%
Strategic Materials	Household Durables	Second Lien Term Loan (10.00% (LIBOR + 7.75% with 1.00% LIBOR floor), due 11/1/2025)(3)(8)(12)	11/1/2017	7,000	6,947	5,591	0.2%
					6,947	5,591	0.2%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interests(43)	12/4/2006		—	—	—%
					—	—	—%
Sudbury Mill CLO Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 1/17/2026)(5)(14)(17)	12/5/2013	28,200	14,780	4,720	0.1%
					14,780	4,720	0.1%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 7/14/2026)(5)(6)(14)(17)	5/29/2014	49,250	30,583	17,288	0.5%
					30,583	17,288	0.5%
Symphony CLO XV, Ltd.	Structured Finance	Rated Secured Structured Note - Class F (10.98% (LIBOR + 8.68%), due 1/17/2032)(11)(14)(37)	12/24/2018	12,000	11,380	11,855	0.4%
					11,380	11,855	0.4%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 10.56%, due 1/17/2032)(5)(14)	11/17/2014	63,831	42,961	21,991	0.7%
					42,961	21,991	0.7%
TGP HOLDINGS III LLC	Household Durables	Second Lien Term Loan (10.54% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/25/2025)(8)(13)	10/3/2017	3,000	2,966	2,966	0.1%
					2,966	2,966	0.1%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				September 30, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

TouchTunes Interactive Networks, Inc.	Entertainment	Second Lien Term Loan (10.32% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(3)(8)(13)	6/5/2015	$12,194	$12,143	$12,194	0.4%
					12,143	12,194	0.4%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan (10.61% (LIBOR + 8.50% with 1.50% LIBOR floor), due 1/26/2023)(3)(11)	1/26/2018	172,356	172,356	169,782	5.2%
					172,356	169,782	5.2%
Transplace Holdings, Inc.	Transportation Infrastructure	Second Lien Term Loan (10.80% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/6/2025)(3)(8)(13)	10/16/2017	28,104	27,599	28,070	0.9%
					27,599	28,070	0.9%
Universal Fiber Systems, LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan (11.76% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/02/2022)(3)(8)(11)	10/16/2015	37,000	36,683	36,683	1.1%
					36,683	36,683	1.1%
USG Intermediate, LLC	Leisure Products	Revolving Line of Credit – $1,300 Commitment (11.30% (LIBOR + 9.25% with 1.00% LIBOR floor), due 8/24/2020)(13)(15)	4/15/2015	1,300	1,300	1,300	—%
		Senior Secured Term Loan A (8.80% (LIBOR + 6.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(13)	4/15/2015	4,723	4,723	4,723	0.1%
		Senior Secured Term Loan B (13.80% (LIBOR + 11.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(13)	4/15/2015	18,750	18,750	18,750	0.6%
		Equity(16)	4/15/2015		1	—	—%
					24,774	24,773	0.7%
UTZ Quality Foods, LLC	Food Products	Second Lien Term Loan (9.29% (LIBOR + 7.25%), due 11/21/2025)(3)(8)(13)	11/28/2017	10,000	9,904	10,100	0.3%
					9,904	10,100	0.3%
Venio LLC	Professional Services	Second Lien Term Loan (4.00% plus 10.00% PIK (LIBOR + 7.50% with 2.50% LIBOR floor), due 2/19/2020)(11)(46)	2/19/2014	25,636	24,450	24,503	0.8%
					24,450	24,503	0.8%
Versant Health Holdco, Inc. (f/k/a Wink Holdco, Inc.)	Insurance	Second Lien Term Loan (8.80% (LIBOR + 6.75% with 1.00% LIBOR floor), due 12/1/2025)(3)(8)(13)	12/12/2017	3,000	2,988	2,988	0.1%
					2,988	2,988	0.1%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 9.57%, due 10/16/2028)(5)(14)	11/29/2012	40,613	30,829	26,125	0.8%
					30,829	26,125	0.8%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.31%, due 4/18/2031)(5)(6)(14)	3/13/2014	40,773	30,141	22,382	0.7%
					30,141	22,382	0.7%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 11.18%, due 10/20/2031)(5)(6)(14)	10/27/2016	28,100	27,174	20,543	0.6%
					27,174	20,543	0.6%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 11.60%, due 7/20/2030)(5)(6)(14)	7/12/2017	44,885	50,641	41,796	1.3%
					50,641	41,796	1.3%
VT Topco, Inc.	Commercial Services & Supplies	Second Lien Term Loan (9.10% (LIBOR + 7.00%), due 8/17/2026)(3)(8)(11)	8/23/2018	7,000	6,970	6,970	0.2%
					6,970	6,970	0.2%
Total Non-Control/Non-Affiliate Investments					$3,274,957	$2,979,567	91.4%

Total Portfolio Investments					$5,777,767	$5,450,560	167.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

CP Energy Services Inc.(20)	Energy Equipment & Services	Senior Secured Term Loan (13.60% (LIBOR + 11.00% with 1.00% LIBOR floor), due 12/29/2022)(11)	10/1/2017	$35,048	$35,048	$35,048	1.1%
		Senior Secured Term Loan A to Spartan Energy Services, LLC (10.44% (LIBOR + 8.00% with 1.00% LIBOR floor), due 12/2/2019)(13)	10/20/2014	13,156	13,156	13,156	0.4%
		Senior Secured Term Loan B to Spartan Energy Services, LLC (16.44% PIK (LIBOR + 14.00% with 1.00% LIBOR floor), due 12/2/2019)(13)(46)	10/20/2014	21,243	21,243	21,243	0.6%
		Series B Convertible Preferred Stock (16.00%, 790 shares)(16)	10/30/2015		63,225	63,225	1.9%
		Common Stock (102,924 shares)(16)	8/2/2013		81,203	6,259	0.2%
					213,875	138,931	4.2%
Credit Central Loan Company, LLC(21)	Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2024)(14)(46)	12/28/2012	55,899	52,579	55,899	1.7%
		Class A Units (10,640,642 units)(14)(16)	12/28/2012		13,731	15,518	0.5%
		Net Revenue Interest (25% of Net Revenues)(14)(16)	1/28/2015		—	—	—%
					66,310	71,417	2.2%
Echelon Transportation, LLC	Aerospace & Defense	Senior Secured Term Loan (12.25% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(13)(46)	3/31/2014	36,778	36,778	36,778	1.1%
		Senior Secured Term Loan (11.50% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 1.00% PIK, due 12/7/2024)(13)(46)	12/9/2016	18,063	18,063	18,063	0.5%
		Membership Interest (100%)(16)	3/31/2014		22,738	34,860	1.1%
					77,579	89,701	2.7%
First Tower Finance Company LLC(23)	Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 10.50% PIK, due 6/24/2024)(14)(46)	6/24/2014	277,411	277,411	277,411	8.4%
		Class A Units (95,709,910 units)(14)(16)	6/14/2012		81,146	216,625	6.6%
					358,557	494,036	15.0%
Freedom Marine Solutions, LLC(24)	Energy Equipment & Services	Membership Interest (100%)(16)	11/9/2006		43,892	14,920	0.5%
					43,892	14,920	0.5%
InterDent, Inc.(29)	Health Care Providers & Services	Senior Secured Term Loan A/B (2.66% (LIBOR + 0.25% with 0.75% LIBOR floor), due 9/5/2020)(13)	8/1/2018	14,000	14,000	14,000	0.4%
		Senior Secured Term Loan A (7.91% (LIBOR + 5.50% with 0.75% LIBOR floor), due 9/5/2020)(13)	8/3/2012	77,994	77,994	77,994	2.4%
		Senior Secured Term Loan B (16.00% PIK, due 9/5/2020)(46)	8/3/2012	116,111	116,111	116,111	3.5%
		Senior Secured Term Loan C (18.00% PIK, in non-accrual status effective 10/1/2018, due 9/5/2020)	3/22/2018	40,873	35,766	16,771	0.5%
		Senior Secured Term Loan D (1.00% PIK, in non-accrual status effective 10/1/2018, due 9/5/2020)	9/19/2018	5,039	5,001	—	—%
		Common Stock (99,900 shares)(16)	5/3/2019		1	—	—%
					248,873	224,876	6.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

MITY, Inc.(25)	Commercial Services & Supplies	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 1/30/2020)(3)(11)	9/19/2013	$26,250	$26,250	$26,250	0.8%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 6/30/2020)(3)(11)(46)	9/19/2013	29,586	29,586	20,652	0.6%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due 1/1/2028)(14)	9/19/2013	5,635	6,915	—	—%
		Common Stock (42,053 shares)(16)	9/19/2013		6,849	—	—%
					69,600	46,902	1.4%
National Property REIT Corp.(26)	Equity Real Estate Investment Trusts (REITs) / Online Lending	Senior Secured Term Loan A (6.50% (LIBOR + 3.50% with 3.00% LIBOR floor) plus 5.00% PIK, due 12/31/2023)(11)(46)	12/31/2018	433,553	433,553	433,553	13.1%
		Senior Secured Term Loan B (5.00% (LIBOR + 2.00% with 3.00% LIBOR floor) plus 5.50% PIK, due 12/31/2023)(11)(46)	12/31/2018	172,000	172,000	172,000	5.2%
		Residual Profit Interest (25% of Residual Profit)	12/31/2018		—	96,609	2.9%
		Common Stock (3,110,101 shares)(52)	12/31/2013		163,836	302,303	9.2%
					769,389	1,004,465	30.4%
Nationwide Loan Company LLC(27)	Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2020)(14)(46)	6/18/2014	18,616	18,616	18,616	0.6%
		Class A Units (32,456,159 units)(14)	1/31/2013		21,962	14,359	0.4%
					40,578	32,975	1.0%
NMMB, Inc.(28)	Media	Senior Secured Note (14.00%, due 5/6/2021)(3)	5/6/2011	3,114	3,114	3,114	0.1%
		Series A Preferred Stock (7,200 shares)(16)	5/6/2011		7,200	11,788	0.3%
		Series B Preferred Stock (5,669 shares)(16)	5/6/2011		5,669	9,281	0.3%
					15,983	24,183	0.7%
Pacific World Corporation(40)	Personal Products	Revolving Line of Credit – $26,000 Commitment (9.66% (LIBOR + 7.25% with 1.00% LIBOR floor), due 9/26/2020)(13)(15)	9/26/2014	20,825	20,469	20,825	0.6%
		Senior Secured Term Loan A (7.66% PIK (LIBOR + 5.25% with 1.00% LIBOR floor), in non-accrual status effective 10/24/2018, due 9/26/2020)(13)	12/31/2014	101,186	96,000	91,602	2.8%
		Senior Secured Term Loan B (11.66% PIK (LIBOR + 9.25% with 1.00% LIBOR floor), in non-accrual status effective 5/21/2018, due 9/26/2020)(13)	12/31/2014	110,116	96,500	—	—%
		Convertible Preferred Equity (166,666 shares)(16)	6/15/2018		25,000	—	—%
		Common Stock (6,778,414 shares)(16)	9/29/2017		—	—	—%
					237,969	112,427	3.4%
R-V Industries, Inc.	Machinery	Senior Subordinated Note (11.32% (LIBOR + 9.00% with 1.00% LIBOR floor), due 3/31/2022)(3)(11)	6/12/2013	28,622	28,622	28,622	0.9%
		Common Stock (745,107 shares)(16)	6/26/2007		6,866	5,002	0.1%
					35,488	33,624	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

Universal Turbine Parts, LLC(34)	Trading Companies & Distributors	Delayed Draw Term Loan – $5,000 Commitment (10.25% (LIBOR + 7.75% with 2.50% LIBOR floor), due 9/30/2020)(13)(15)	2/28/2019	$—	$—	$—	—%
		Senior Secured Term Loan A (8.36% (LIBOR + 5.75% with 1.00% LIBOR floor), due 7/22/2021)(11)	7/22/2016	30,713	30,713	28,043	0.8%
		Senior Secured Term Loan B (14.36% PIK (LIBOR + 11.75% with 1.00% LIBOR floor), in non-accrual status effective 7/1/2018, due 7/22/2021)(11)	7/22/2016	36,144	32,500	—	—%
		Common Stock (10,000 units)(16)	12/10/2018		—	—	—%
					63,213	28,043	0.8%
USES Corp.(30)	Commercial Services & Supplies	Senior Secured Term Loan A (9.00% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	3/31/2014	44,134	35,101	15,725	0.5%
		Senior Secured Term Loan B (15.50% PIK, in non-accrual status effective 4/1/2016, due 7/22/2020)	3/31/2014	55,955	35,568	—	—%
		Common Stock (268,962 shares)(16)	6/15/2016		—	—	—%
					70,669	15,725	0.5%
Valley Electric Company, Inc.(31)	Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2024)(3)(11)(46)	12/31/2012	10,430	10,430	10,430	0.3%
		Senior Secured Note (8.00% plus 10.00% PIK, due 6/23/2024)(46)	6/24/2014	33,301	33,301	33,301	1.0%
		Consolidated Revenue Interest (2.0%)(38)	6/22/2018		—	3,032	0.1%
		Common Stock (50,000 shares)	12/31/2012		26,204	96,922	2.9%
					69,935	143,685	4.3%
Wolf Energy, LLC(32)	Energy Equipment & Services	Membership Interest (100%)(16)	7/1/2014		—	—	—%
		Membership Interest in Wolf Energy Services Company, LLC (100%)(16)	3/14/2017		3,896	—	—%
		Net Profits Interest (8% of Equity Distributions)(4)(16)	4/15/2013		—	14	—%
					3,896	14	—%
Total Control Investments (Level 3)					$2,385,806	$2,475,924	74.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Affiliate Investments (5.00% to 24.99% voting control)(50)

Edmentum Ultimate Holdings, LLC(22)	Diversified Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00% PIK, due 12/9/2021)(15)(46)	6/9/2015	$8,159	$8,159	$8,159	0.2%
		Unsecured Senior PIK Note (8.50% PIK, due 12/9/2021)(46)	6/9/2015	8,189	8,189	8,189	0.2%
		Unsecured Junior PIK Note (10.00% PIK, in non-accrual status effective 1/1/2017, due 12/9/2021)	6/9/2015	38,936	23,829	24,869	0.8%
		Class A Units (370,964 units)(16)	6/9/2015		6,577	—	—%
					46,754	41,217	1.2%
Nixon, Inc.(39)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)(16)	5/12/2017		—	—	—%
					—	—	—%
Targus Cayman HoldCo Limited(33)	Textiles, Apparel & Luxury Goods	Common Stock (7,383,395 shares)	2/12/2016		3,771	16,599	0.5%
					3,771	16,599	0.5%
United Sporting Companies, Inc.(18)	Distributors	Second Lien Term Loan (13.40% (LIBOR + 11.00% with 1.75% LIBOR floor) plus 2.00% PIK, in non-accrual status effective 4/1/2017, due 11/16/2019)(13)	9/28/2012	168,052	127,091	18,866	0.6%
		Common Stock (218,941 shares)(16)	5/2/2017		—	—	—%
					127,091	18,866	0.6%
Total Affiliate Investments (Level 3)					$177,616	$76,682	2.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan (10.17% (LIBOR + 7.75%), due 10/1/2026)(3)(8)(13)	10/10/2018	$25,000	$24,829	$24,829	0.8%
					24,829	24,829	0.8%
ACE Cash Express, Inc.	Consumer Finance	Senior Secured Note (12.00%, due 12/15/2022)(8)(14)	12/15/2017	23,000	22,333	20,555	0.6%
					22,333	20,555	0.6%
AgaMatrix, Inc.	Health Care Equipment & Supplies	Senior Secured Term Loan (11.33% (LIBOR + 9.00% with 1.25% LIBOR floor), due 9/29/2022)(3)(11)	9/29/2017	33,673	33,673	34,010	1.0%
					33,673	34,010	1.0%
AmeriLife Group, LLC	Insurance	Second Lien Term Loan (11.40% (LIBOR + 9.00%), due 6/11/2027(8)(13)	6/24/2019	10,000	10,000	10,000	0.3%
					10,000	10,000	0.3%
Apidos CLO IX	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 7/15/2023)(5)(14)(17)	7/11/2012	23,525	21	26	—%
					21	26	—%
Apidos CLO XI	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 9.96%, due 10/17/2028)(5)(14)	1/17/2013	40,500	33,572	27,982	0.8%
					33,572	27,982	0.8%
Apidos CLO XII	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 15.45%, due 4/15/2031)(5)(14)	4/18/2013	52,203	36,307	29,123	0.9%
					36,307	29,123	0.9%
Apidos CLO XV	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.77%, due 4/21/2031)(5)(14)	10/16/2013	48,515	37,777	29,018	0.9%
					37,777	29,018	0.9%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 9.95%, due 10/20/2027)(5)(6)(14)	10/14/2015	31,350	28,691	24,948	0.8%
					28,691	24,948	0.8%
Ark-La-Tex Wireline Services, LLC	Energy Equipment & Services	Escrow Receivable	4/8/2014		—	—	—%
					—	—	—%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	Revolving Line of Credit – $6,000 Commitment (11.34% (LIBOR + 8.75% with 2.00% LIBOR floor), due 2/21/2020)(11)(15)	2/21/2013	4,000	4,000	3,955	0.1%
		Senior Secured Term Loan (11.34% (LIBOR + 8.75% with 2.00% LIBOR floor), due 2/21/2020)(3)(11)	2/21/2013	74,327	74,327	73,495	2.2%
					78,327	77,450	2.3%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.58%, due 7/20/2029)(5)(6)(14)	11/18/2014	83,098	51,040	39,031	1.2%
					51,040	39,031	1.2%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	Senior Secured Note (10.83% (LIBOR + 8.50% with 1.25% LIBOR floor), due 12/02/2022)(3)(8)(11)	12/4/2017	190,678	190,678	189,725	5.7%
					190,678	189,725	5.7%
Brookside Mill CLO Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 8.36%, due 1/17/2028)(5)(14)	5/23/2013	36,300	18,560	13,611	0.4%
					18,560	13,611	0.4%
California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 10.96%, due 10/16/2028)(5)(14)	5/8/2012	58,915	41,808	34,672	1.0%
					41,808	34,672	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Candle-Lite Company, LLC	Household Products	Senior Secured Term Loan A (8.03% (LIBOR + 5.50% with 1.25% LIBOR floor), due 1/23/2023)(3)(11)	1/23/2018	$12,188	$12,188	$12,188	0.4%
		Senior Secured Term Loan B (12.03% (LIBOR + 9.50% with 1.25% LIBOR floor), due 1/23/2023)(3)(11)	1/23/2018	12,500	12,500	12,500	0.4%
					24,688	24,688	0.8%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan (10.65% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(8)(13)	10/7/2014	98,982	98,705	98,982	3.0%
					98,705	98,982	3.0%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 20.73%, due 4/30/2031)(5)(14)	2/21/2013	24,870	14,748	12,920	0.4%
					14,748	12,920	0.4%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 21.84%, due 7/15/2030)(5)(6)(14)	4/12/2017	25,534	17,282	18,293	0.6%
					17,282	18,293	0.6%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 15.47%, due 10/20/2029)(5)(6)(14)	9/13/2016	32,200	33,812	27,918	0.8%
					33,812	27,918	0.8%
CCPI Inc.(19)	Electronic Equipment, Instruments & Components	Escrow Receivable	2/28/2019	—	—	2,239	0.1%
					—	2,239	0.1%
CCS-CMGC Holdings, Inc.	Health Care Providers & Services	First Lien Term Loan (7.90% (LIBOR + 5.50%), due 10/1/2025)(3)(8)(13)	5/23/2019	4,987	4,865	4,865	0.2%
		Second Lien Term Loan (11.40% (LIBOR + 9.00%), due 10/1/2026)(3)(8)(13)	10/12/2018	35,000	34,362	34,362	1.0%
					39,227	39,227	1.2%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 13.77%, due 7/27/2030)(5)(6)(14)	6/18/2014	49,552	38,392	29,335	0.9%
					38,392	29,335	0.9%
Cent CLO 21 Limited	Structured Finance	Rated Secured Structured Note - Class E (11.23% (LIBOR + 8.65%), due 7/27/2030)(6)(11)(14)(37)	7/27/2018	10,591	9,997	10,569	0.3%
					9,997	10,569	0.3%
Centerfield Media Holding Company(35)	IT Services	Senior Secured Term Loan A (9.60% (LIBOR + 7.00% with 2.00% LIBOR floor), due 1/17/2022)(3)(11)	1/17/2017	73,474	73,474	73,474	2.2%
		Senior Secured Term Loan B (15.10% (LIBOR + 12.50% with 2.00% LIBOR floor), due 1/17/2022)(11)	1/17/2017	78,100	78,100	78,100	2.4%
					151,574	151,574	4.6%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.98%, due 4/24/2031)(5)(14)	9/12/2013	44,100	29,748	25,748	0.8%
					29,748	25,748	0.8%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 16.76%, due 4/28/2031)(5)(6)(14)	11/14/2013	45,500	32,654	28,569	0.9%
					32,654	28,569	0.9%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.92%, due 10/17/2030)(5)(6)(14)	9/3/2014	44,467	30,860	24,709	0.7%
					30,860	24,709	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

CIFC Funding 2014-V, Ltd.	Structured Finance	Rated Secured Structured Note - Class F (11.09% (LIBOR + 8.50%), due 10/17/2031)(6)(11)(14)(37)	9/27/2018	$10,250	$9,958	$10,248	0.3%
					9,958	10,248	0.3%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.63%, due 10/21/2028)(5)(6)(14)	12/21/2016	34,000	31,333	29,989	0.9%
					31,333	29,989	0.9%
Cinedigm DC Holdings, LLC	Entertainment	Senior Secured Term Loan (11.53% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(11)(46)	2/28/2013	16,178	16,128	16,178	0.5%
					16,128	16,178	0.5%
Class Valuation, LLC (f/k/a Class Appraisal, LLC)	Real Estate Management & Development	Revolving Line of Credit – $1,500 Commitment (10.58% (LIBOR + 8.25% with 1.50% LIBOR floor), due 3/12/2020)(11)(15)	3/12/2018	—	—	—	—%
		Senior Secured Term Loan (10.58% (LIBOR + 8.25% with 1.50% LIBOR floor), due 3/10/2023)(3)(11)	3/12/2018	38,852	38,852	38,852	1.2%
					38,852	38,852	1.2%
Columbia Cent CLO 27 Limited	Structured Finance	Rated Secured Structured Note - Class E (10.87% (LIBOR + 8.29%), due 10/25/2028)(11)(14)(37)	10/25/2018	7,450	7,235	7,436	0.2%
					7,235	7,436	0.2%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 16.18%, due 10/25/2028)(5)(14)	1/15/2014	40,275	22,206	23,808	0.7%
					22,206	23,808	0.7%
Coverall North America, Inc.	Commercial Services & Supplies	Senior Secured Term Loan A (8.60% (LIBOR + 6.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	11/2/2015	8,475	8,475	8,475	0.3%
		Senior Secured Term Loan B (13.60% (LIBOR + 11.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	11/2/2015	23,375	23,375	23,375	0.7%
					31,850	31,850	1.0%
CP VI Bella Midco	IT Services	Second Lien Term Loan (9.15% (LIBOR + 6.75%), due 12/29/2025)(3)(8)(13)	2/26/2018	15,750	15,703	15,703	0.5%
					15,703	15,703	0.5%
Digital Room, LLC	Commercial Services & Supplies	First Lien Term Loan (7.40% (LIBOR + 5.00%), due 5/21/2026)(3)(8)(13)	5/29/2019	10,000	9,852	10,000	0.3%
		Second Lien Term Loan (11.40% (LIBOR + 9.00%), due 5/21/2027)(3)(8)(13)	5/30/2019	70,000	70,000	70,000	2.1%
					79,852	80,000	2.4%
Dunn Paper, Inc.	Paper & Forest Products	Second Lien Term Loan (11.15% (LIBOR + 8.75% with 1.00% LIBOR floor), due 8/26/2023)(3)(8)(13)	10/7/2016	11,500	11,361	11,500	0.3%
					11,361	11,500	0.3%
Dynatrace, LLC	Software	Second Lien Term Loan (9.40% (LIBOR + 7.00%), due 8/23/2026)(3)(8)(13)	8/31/2018	2,735	2,729	2,735	0.1%
					2,729	2,735	0.1%
Easy Gardener Products, Inc.	Household Durables	Senior Secured Term Loan (12.60% (LIBOR + 10.00% with 0.25% LIBOR floor), due 09/30/2020)(3)(11)	10/2/2015	15,888	15,888	10,252	0.3%
					15,888	10,252	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Engine Group, Inc.(7)	Media	Senior Secured Term Loan (7.33% (LIBOR + 5.00% with 1.00% LIBOR floor), due 9/15/2022)(8)(11)	9/25/2017	$4,334	$4,334	$3,921	0.1%
		Second Lien Term Loan (11.33% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/15/2023)(3)(8)(11)	9/25/2017	35,000	35,000	30,580	0.9%
					39,334	34,501	1.0%
EXC Holdings III Corp	Technology Hardware, Storage & Peripherals	Second Lien Term Loan (10.10% (LIBOR + 7.50% with 1.00% LIBOR floor), due 12/01/2025)(3)(8)(11)	12/5/2017	12,500	12,400	12,400	0.4%
					12,400	12,400	0.4%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.11%, due 10/15/2030)(5)(14)	3/14/2013	50,525	36,037	28,398	0.9%
					36,037	28,398	0.9%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 9.63%, due 5/16/2031)(5)(14)	11/5/2013	24,575	16,644	12,275	0.4%
					16,644	12,275	0.4%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Rated Secured Structured Note - Class F (11.08% (LIBOR + 8.48%), due 7/15/2031)(6)(11)(14)(37)	7/16/2018	6,658	6,188	6,648	0.2%
					6,188	6,648	0.2%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 10.33%, due 7/15/2031)(5)(6)(14)	6/27/2014	39,905	29,850	19,976	0.6%
					29,850	19,976	0.6%
Global Tel*Link Corporation	Diversified Telecommunication Services	Second Lien Term Loan (10.65% (LIBOR + 8.25%), due 11/29/2026)(3)(8)(13)	12/4/2018	26,750	26,311	26,311	0.8%
					26,311	26,311	0.8%
GlobalTranz Enterprises, Inc.	Air Freight & Logistics	Second Lien Term Loan (10.64% (LIBOR + 8.25%), due 5/15/2027)(3)(8)(13)	5/15/2019	12,500	12,500	12,233	0.4%
					12,500	12,233	0.4%
H.I.G. ECI Merger Sub, Inc.	IT Services	Senior Secured Term Loan A (8.10% (LIBOR + 5.50% with 1.50% LIBOR floor), due 5/31/2023)(3)(11)	5/31/2018	44,240	44,240	44,240	1.3%
		Senior Secured Term Loan B (13.10% (LIBOR + 10.50% with 1.50% LIBOR floor), due 5/31/2023)(3)(11)	5/31/2018	29,900	29,900	28,843	0.9%
					74,140	73,083	2.2%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 8/15/2023)(5)(14)(17)	8/15/2012	23,188	3,786	—	—%
					3,786	—	—%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 4/15/2025)(5)(14)(17)	3/28/2013	40,400	19,984	5,563	0.2%
					19,984	5,563	0.2%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 4/18/2026)(5)(14)(17)	3/6/2014	24,500	11,822	4,243	0.1%
					11,822	4,243	0.1%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 4/28/2025)(5)(6)(14)(17)	4/28/2014	41,164	21,322	3,921	0.1%
					21,322	3,921	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.87%, due 10/18/2027)(5)(6)(14)	9/3/2015	$39,598	$32,784	$27,783	0.8%
					32,784	27,783	0.8%
HALYARD MD OPCO, LLC	Media	Revolving Line of Credit – $2,000 Commitment (10.33% (LIBOR + 8.00%), due 2/6/2020)(11)(15)	8/6/2018	—	—	—	—%
		First Lien Term Loan (10.33% (LIBOR + 8.00% with 2.00% LIBOR floor), due 8/6/2023)(3)(11)	8/6/2018	11,550	11,550	11,550	0.3%
					11,550	11,550	0.3%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 19.31%, due 7/18/2031)(5)(6)(14)	6/10/2015	19,025	13,507	12,690	0.4%
					13,507	12,690	0.4%
Help/Systems Holdings, Inc.	Software	Second Lien Term Loan (10.08% (LIBOR + 7.75%), due 3/27/2026)(3)(8)(11)	4/17/2018	12,499	12,457	12,457	0.4%
					12,457	12,457	0.4%
Inpatient Care Management Company, LLC	Health Care Providers & Services	Senior Secured Term Loan (10.60% (LIBOR + 8.00% with 1.00% LIBOR floor), due 6/8/2021)(3)(11)	6/8/2016	19,313	19,313	19,000	0.6%
					19,313	19,000	0.6%
Janus International Group, LLC	Building Products	Second Lien Term Loan (10.15% (LIBOR + 7.75% with 1.00% LIBOR floor), due 2/12/2026)(3)(8)(13)	2/22/2018	20,000	19,842	19,842	0.6%
					19,842	19,842	0.6%
JD Power and Associates	Capital Markets	Second Lien Term Loan (10.90% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/7/2024)(3)(8)(13)	9/16/2016	25,222	25,084	25,222	0.8%
					25,084	25,222	0.8%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 13.08%, due 10/20/2031)(5)(6)(14)	7/28/2015	23,594	18,306	12,172	0.4%
					18,306	12,172	0.4%
K&N Parent, Inc.	Auto Components	Second Lien Term Loan (11.15% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/21/2024)(3)(8)(13)	10/28/2016	25,887	25,450	25,450	0.8%
					25,450	25,450	0.8%
Keystone Acquisition Corp.(36)	Health Care Providers & Services	Second Lien Term Loan (11.58% (LIBOR + 9.25% with 1.00% LIBOR floor), due 5/1/2025)(3)(8)(11)	5/18/2017	50,000	50,000	50,000	1.5%
					50,000	50,000	1.5%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.10%, due 7/21/2031)(5)(14)	7/11/2013	49,934	27,938	20,663	0.6%
					27,938	20,663	0.6%
Madison Park Funding IX, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 8/15/2022)(5)(14)(17)	7/18/2012	43,110	1,949	1,109	—%
					1,949	1,109	—%
Maverick Healthcare Equity, LLC	Health Care Providers & Services	Preferred Units (10.00%, 1,250,000 units)(16)	10/31/2007	—	—	—	—%
		Class A Common Units (1,250,000 units)(16)	10/31/2007	—	—	—	—%
					—	—	—%
MedMark Services, Inc.(41)	Health Care Providers & Services	Second Lien Term Loan (10.77% (LIBOR + 8.25% with 1.00% LIBOR floor), due 3/1/2025)(3)(8)(13)	3/16/2018	7,000	6,943	6,943	0.2%
					6,943	6,943	0.2%
Mobile Posse, Inc.	Media	First Lien Term Loan (10.83% (LIBOR + 8.50% with 2.00% LIBOR floor), due 4/3/2023)(3)(11)	4/3/2018	20,500	20,500	20,500	0.6%
					20,500	20,500	0.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 10.70%, due 10/15/2030)(5)(14)	5/1/2013	$43,650	$29,166	$20,919	0.6%
					29,166	20,919	0.6%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 18.79%, due 7/15/2031)(5)(6)(14)	6/25/2015	47,830	29,152	31,107	0.9%
					29,152	31,107	0.9%
MRP Holdco, Inc.	Professional Services	Senior Secured Term Loan A (7.41% (LIBOR + 5.00% with 1.50% LIBOR floor), due 4/17/2024)(3)(13)	4/17/2018	53,963	53,963	53,963	1.6%
		Senior Secured Term Loan B (11.41% (LIBOR + 9.00% with 1.50% LIBOR floor), due 4/17/2024)(13)	4/17/2018	55,000	55,000	55,000	1.7%
					108,963	108,963	3.3%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.68%, due 7/19/2030)(5)(6)(14)	2/20/2013	42,064	33,148	26,239	0.8%
					33,148	26,239	0.8%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 16.97%, due 4/16/2031)(5)(6)(14)	8/17/2015	46,016	27,307	24,629	0.7%
					27,307	24,629	0.7%
Pearl Intermediate Parent LLC	Health Care Providers & Services	Second Lien Term Loan (8.65% (LIBOR + 6.25%), due 2/15/2026)(3)(8)(13)	2/28/2018	5,000	4,979	4,979	0.2%
					4,979	4,979	0.2%
PeopleConnect Intermediate, LLC	Interactive Media & Services	Revolving Line of Credit – $1,000 Commitment (12.10% (LIBOR + 9.50% with 1.00% LIBOR floor), due 7/1/2020)(11)(15)	7/1/2015	500	500	500	—%
		Senior Secured Term Loan A (9.10% (LIBOR + 6.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)	7/1/2015	17,741	17,741	17,741	0.5%
		Senior Secured Term Loan B (15.10% (LIBOR + 12.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)	7/1/2015	19,620	19,620	19,620	0.6%
					37,861	37,861	1.1%
PG Dental Holdings New Jersey, LLC	Health Care Providers & Services	Delayed Draw Term Loan – $5,000 Commitment (10.00% (LIBOR + 7.25% with 2.75% LIBOR floor), due 5/31/2024)(11)(15)	5/31/2019	—	—	—	—%
		Senior Secured Term Loan (10.00% (LIBOR + 7.25% with 2.75% LIBOR floor), due 5/31/2024)(3)(11)	5/31/2019	22,760	22,760	22,760	0.7%
					22,760	22,760	0.7%
PGX Holdings, Inc.	Diversified Consumer Services	Second Lien Term Loan (11.41% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(13)	9/29/2014	100,091	100,091	100,091	3.0%
					100,091	100,091	3.0%
PlayPower, Inc.	Leisure Products	First Lien Term Loan (7.90% (LIBOR + 5.50%), due 5/10/2026)(3)(8)(13)	5/16/2019	6,500	6,436	6,436	0.2%
					6,436	6,436	0.2%
Research Now Group, Inc. & Survey Sampling International LLC	Professional Services	First Lien Term Loan (8.08% (LIBOR + 5.50% with 1.00% LIBOR floor), due 12/20/2024)(3)(8)(13)	1/5/2018	9,850	9,440	9,850	0.3%
		Second Lien Term Loan (12.08% (LIBOR + 9.50% with 1.00% LIBOR floor), due 12/20/2025)(3)(8)(13)	1/5/2018	50,000	47,176	49,850	1.5%
					56,616	59,700	1.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

RGIS Services, LLC	Commercial Services & Supplies	Senior Secured Term Loan (10.08% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(3)(8)(11)	4/20/2017	$4,407	$4,237	$3,659	0.1%
		Senior Secured Term Loan (10.02% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(3)(8)(11)	4/20/2017	5,021	4,828	4,169	0.1%
		Senior Secured Term Loan (9.90% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(3)(8)(13)	4/20/2017	10,136	9,746	8,416	0.3%
					18,811	16,244	0.5%
RME Group Holding Company	Media	Senior Secured Term Loan A (8.33% (LIBOR + 6.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	5/4/2017	28,396	28,396	28,302	0.8%
		Senior Secured Term Loan B (13.33% (LIBOR + 11.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	5/4/2017	22,599	22,599	22,431	0.7%
					50,995	50,733	1.5%
Rocket Software, Inc.	Software	Second Lien Term Loan (10.65% (LIBOR + 8.25%), due 11/27/2026)(3)(8)(13)	12/7/2018	50,000	49,537	49,537	1.5%
					49,537	49,537	1.5%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.39%, due 4/20/2031)(5)(6)(14)	5/15/2014	27,725	22,708	16,046	0.5%
					22,708	16,046	0.5%
Rosa Mexicano	Hotels, Restaurants & Leisure	Revolving Line of Credit – $1,000 Commitment (9.83% (LIBOR + 7.50% with 1.50% LIBOR floor), due 3/29/2023(11)(15)	3/29/2018	—	—	—	—%
		Senior Secured Term Loan (9.83% (LIBOR + 7.50% with 1.50% LIBOR floor), due 3/29/2023(3)(11)	3/29/2018	27,252	27,252	27,252	0.8%
					27,252	27,252	0.8%
SCS Merger Sub, Inc.	IT Services	Second Lien Term Loan (11.90% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/30/2023)(3)(8)(13)	11/6/2015	20,000	19,679	20,000	0.6%
					19,679	20,000	0.6%
Securus Technologies Holdings, Inc.	Communications Equipment	Second Lien Term Loan (10.58% (LIBOR + 8.25% with 1.00% LIBOR floor), due 11/01/2025)(3)(8)(11)	11/3/2017	50,662	50,503	48,760	1.5%
					50,503	48,760	1.5%
SEOTownCenter, Inc.	IT Services	Senior Secured Term Loan A (9.83% (LIBOR + 7.50% with 2.00% LIBOR floor), due 4/07/2023)(3)(11)	4/10/2018	26,000	26,000	26,000	0.8%
		Senior Secured Term Loan B (14.83% (LIBOR + 12.50% with 2.00% LIBOR floor), due 4/07/2023)(3)(11)	4/10/2018	19,000	19,000	19,000	0.6%
					45,000	45,000	1.4%
SESAC Holdco II LLC	Entertainment	Second Lien Term Loan (9.65% (LIBOR + 7.25% with 1.00% LIBOR floor), due 2/23/2025)(3)(8)(13)	3/2/2017	8,000	7,955	7,955	0.2%
					7,955	7,955	0.2%
SMG US Midco	Hotels, Restaurants & Leisure	Second Lien Term Loan (9.40% (LIBOR + 7.00%), due 1/23/2026)(3)(8)(13)	1/23/2018	7,500	7,485	7,485	0.2%
					7,485	7,485	0.2%
Sorenson Communications, LLC	Diversified Telecommunication Services	First Lien Term Loan (8.83% (LIBOR + 6.50%), due 4/29/2024(3)(11)	5/8/2019	10,000	9,923	9,923	0.3%
					9,923	9,923	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Spectrum Holdings III Corp	Health Care Equipment & Supplies	Second Lien Term Loan (9.40% (LIBOR + 7.00% with 1.00% LIBOR floor), due 1/31/2026)(3)(8)(13)	2/13/2018	$7,500	$7,469	$7,144	0.2%
					7,469	7,144	0.2%
Strategic Materials	Household Durables	Second Lien Term Loan (10.33% (LIBOR + 7.75% with 1.00% LIBOR floor), due 11/1/2025)(3)(8)(11)	11/1/2017	7,000	6,945	5,523	0.2%
					6,945	5,523	0.2%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interests(43)	12/4/2006		—	—	—%
					—	—	—%
Sudbury Mill CLO Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 1/17/2026)(5)(14)(17)	12/5/2013	28,200	15,225	6,834	0.2%
					15,225	6,834	0.2%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 7/14/2026)(5)(6)(14)(17)	5/29/2014	49,250	31,246	18,847	0.6%
					31,246	18,847	0.6%
Symphony CLO XV, Ltd.	Structured Finance	Rated Secured Structured Note - Class F (11.28% (LIBOR + 8.68%), due 1/17/2032)(11)(14)(37)	12/24/2018	12,000	11,396	11,950	0.4%
					11,396	11,950	0.4%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 11.98%, due 1/17/2032)(5)(14)	11/17/2014	63,831	44,076	22,965	0.7%
					44,076	22,965	0.7%
TGP HOLDINGS III LLC	Household Durables	Second Lien Term Loan (10.83% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/25/2025)(8)(11)	10/3/2017	3,000	2,965	2,965	0.1%
					2,965	2,965	0.1%
TouchTunes Interactive Networks, Inc.	Entertainment	Second Lien Term Loan (10.68% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(3)(8)(13)	6/5/2015	12,194	12,138	12,194	0.4%
					12,138	12,194	0.4%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan (10.83% (LIBOR + 8.50% with 1.50% LIBOR floor), due 1/26/2023)(3)(11)	1/26/2018	172,815	172,815	171,271	5.2%
					172,815	171,271	5.2%
Transplace Holdings, Inc.	Transportation Infrastructure	Second Lien Term Loan (11.15% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/6/2025)(3)(8)(13)	10/16/2017	28,104	27,578	28,104	0.9%
					27,578	28,104	0.9%
Turning Point Brands, Inc.(42)	Tobacco	Second Lien Term Loan (9.40% (LIBOR + 7.00%), due 3/7/2024)(3)(8)(13)	2/17/2017	14,500	14,419	14,500	0.4%
					14,419	14,500	0.4%
Universal Fiber Systems, LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan (11.91% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/02/2022)(3)(8)(13)	10/16/2015	37,000	36,657	36,657	1.1%
					36,657	36,657	1.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

USG Intermediate, LLC	Leisure Products	Revolving Line of Credit – $2,000 Commitment (11.66% (LIBOR + 9.25% with 1.00% LIBOR floor), due 8/24/2019)(13)(15)	4/15/2015	$800	$800	$800	—%
		Senior Secured Term Loan A (9.16% (LIBOR + 6.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(13)	4/15/2015	6,387	6,387	6,387	0.2%
		Senior Secured Term Loan B (14.16% (LIBOR + 11.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(13)	4/15/2015	19,245	19,245	19,245	0.6%
		Equity(16)	4/15/2015	—	1	—	—%
					26,433	26,432	0.8%
UTZ Quality Foods, LLC	Food Products	Second Lien Term Loan (9.65% (LIBOR + 7.25%), due 11/21/2025)(3)(8)(13)	11/28/2017	10,000	9,900	9,900	0.3%
					9,900	9,900	0.3%
VC GB Holdings, Inc.	Household Durables	Subordinated Secured Term Loan (10.40% (LIBOR + 8.00% with 1.00% LIBOR floor), due 2/28/2025)(3)(8)(13)	2/28/2017	3,720	3,493	3,720	0.1%
					3,493	3,720	0.1%
Venio LLC	Professional Services	Second Lien Term Loan (4.00% plus 10.10% PIK (LIBOR + 7.50% with 2.50% LIBOR floor), due 2/19/2020)(11)(46)	2/19/2014	24,382	22,519	21,515	0.7%
					22,519	21,515	0.7%
Voya CLO 2012-2, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	8/28/2012	38,070	450	516	—%
					450	516	—%
Voya CLO 2012-3, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	10/18/2012	46,632	—	516	—%
					—	516	—%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 10.37%, due 10/16/2028)(5)(14)	11/29/2012	40,613	31,046	27,193	0.8%
					31,046	27,193	0.8%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 13.21%, due 4/18/2031)(5)(6)(14)	3/13/2014	40,773	29,978	22,515	0.7%
					29,978	22,515	0.7%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.29%, due 10/20/2031)(5)(6)(14)	10/27/2016	28,100	27,265	21,003	0.6%
					27,265	21,003	0.6%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.44%, due 7/20/2030)(5)(6)(14)	7/12/2017	44,885	50,244	42,872	1.3%
					50,244	42,872	1.3%
VT Topco, Inc.	Commercial Services & Supplies	Second Lien Term Loan (9.33% (LIBOR + 7.00%), due 8/17/2026)(3)(8)(11)	8/23/2018	7,000	6,969	6,969	0.2%
					6,969	6,969	0.2%
Wink Holdco, Inc.	Insurance	Second Lien Term Loan (9.16% (LIBOR + 6.75% with 1.00% LIBOR floor), due 12/1/2025)(3)(8)(13)	12/12/2017	3,000	2,988	2,988	0.1%
					2,988	2,988	0.1%
Total Non-Control/Non-Affiliate Investments (Level 3)					$3,368,880	$3,100,947	93.8%

Total Portfolio Investments (Level 3)					$5,932,302	$5,653,553	171.0%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2019 (Unaudited) and June 30, 2019

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

(2)
Fair value is determined by or under the direction of our Board of Directors. Unless otherwise indicated by endnote 10 below, all of our investments are valued using significant unobservable inputs. In accordance with ASC 820, such investments are classified as Level 3 within the fair value hierarchy. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.

(3)
Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of the investments held by PCF at September 30, 2019 and June 30, 2019 were $1,524,806 and $1,636,067, respectively, representing 28.0% and 28.9% of our total investments, respectively.

(4)	In addition to the stated returns, the net profits interest held will be realized upon sale of the borrower or a sale of the interests.

(5)
This investment is in the equity class of the collateralized loan obligation (“CLO”) security, which is referred to as “Subordinated Structured Note,” or “SSN”. The SSN investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The current estimated yield, calculated using amortized cost, is based on the current projections of this excess cash flow taking into account assumptions which have been made regarding expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and adjusted. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.

(6)	Co-investment with another fund managed by an affiliate of our investment adviser, Prospect Capital Management L.P. See Note 13 for further discussion.

(7)	Engine Group, Inc., Clearstream.TV, Inc., and ORC International, Inc., are joint borrowers on the senior secured and the second lien term loans.

(8)	Syndicated investment which was originated by a financial institution and broadly distributed.

(9)	Medusind Acquisition, Inc., Medusind Intermediate, Inc., Medusind Solutions Inc. and Medusind Inc. are joint borrowers.

(10)
This investment represents a Level 2 security in the ASC 820 table as of September 30, 2019. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.

(11)
The interest rate on these investments is subject to the base rate of 3-Month LIBOR, which was 2.09% and 2.32% at September 30, 2019 and June 30, 2019, respectively. The current base rate for each investment may be different from the reference rate on September 30, 2019 and June 30, 2019.

(12)
The interest rate on these investments is subject to the base rate of 2-Month LIBOR, which was 2.07% and 2.33% at September 30, 2019 and June 30, 2019, respectively. The current base rate for each investment may be different from the reference rate on September 30, 2019 and June 30, 2019.

(13)
The interest rate on these investments is subject to the base rate of 1-Month LIBOR, which was 2.02% and 2.40% at September 30, 2019 and June 30, 2019, respectively. The current base rate for each investment may be different from the reference rate on September 30, 2019 and June 30, 2019.

(14)
Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2019 and June 30, 2019, our qualifying assets, as a percentage of total assets, stood at 73.04% and 73.85%, respectively. We monitor the status of these assets on an ongoing basis.

(15)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of September 30, 2019 and June 30, 2019, we had $22,439 and $23,375, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2019 (Unaudited) and June 30, 2019 (Continued)

(16)	Represents non-income producing security that has not paid a dividend in the year preceding the reporting date.

(17)
The effective yield has been estimated to be 0% as expected future cash flows are anticipated to not be sufficient to repay the investment at cost. If the expected investment proceeds increase, there is a potential for future investment income from the investment. Distributions, once received, will be recognized as return of capital with any remaining unamortized investment costs written off if the actual distributions are less than the amortized investment cost. If an investment has been impaired upon being called, any future distributions will be recorded as a return of capital. To the extent that the impaired cost basis of the SSN is fully recovered, any future distributions will be recorded as realized gains.

(18)
Ellett Brothers, LLC, Evans Sports, Inc., Jerry’s Sports, Inc., Simmons Gun Specialties, Inc., Bonitz Brothers, Inc., and Outdoor Sports Headquarters, Inc. are joint borrowers on the second lien term loan. United Sporting Companies, Inc. (“USC”) is a parent guarantor of this debt investment, and is 100% owned by SportCo Holdings, Inc. (“SportCo”). Prospect previously held a 3.48% equity interest in SportCo and following an additional issuance of common stock by SportCo, Prospect’s ownership increased to 22.0% as of September 30, 2018. As a result, Prospect’s investment in USC is classified as an affiliate investment beginning the period ended September 30, 2018. In June 2019, USC filed for Chapter 11 bankruptcy and began liquidating its remaining assets. During the three months ended September 30, 2019, USC used a portion of the proceeds from the ongoing liquidation to partially repay $19,528 of our Second Lien Term Loan.

(19)
CCPI Holdings Inc., a consolidated entity in which we own 100% of the common stock, held 94.59% of CCPI Inc. (“CCPI”), the operating company, as of June 30, 2018. On March 1, 2019, we sold our 94.59% common equity interest in CCPI for $18,865 in net proceeds. Concurrently, CCPI fully repaid the $2,797 Senior Secured Term Loan A and the $17,566 Senior Secured Term Loan B receivable to us. We recorded a realized gain of $12,105 on the sale of our equity position in CCPI. In connection with the sale, there is $2,364 being held in escrow that is due to us, which will be recognized as an additional realized gain when received.

(20)
CP Holdings of Delaware LLC (“CP Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of September 30, 2019 and June 30, 2019. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. On April 6, 2018, Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”), a previously controlled portfolio company, merged with and into CP Energy, with CP Energy continuing as the surviving corporation. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $34,399 in senior secured term loans (the “Spartan Term Loans”) due to us as of June 30, 2019 and September 30, 2019. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as control investments beginning June 30, 2019. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans (See Note 14).

(21)
Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 98.80% and 98.41% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of September 30, 2019 and June 30, 2019, respectively. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company.

(22)	Prospect holds an 11.51% membership interest in Edmentum Ultimate Holdings, LLC (“Edmentum Holdings”), which owns 100% of the equity of Edmentum, Inc.

(23)
First Tower Holdings of Delaware LLC (“First Tower Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC, the operating company as of September 30, 2019 and June 30, 2019. We report First Tower Finance as a separate controlled company.

(24)
Energy Solutions Holdings Inc., a consolidated entity in which we own 100% of the equity, owns 100% of Freedom Marine Solutions, LLC (“Freedom Marine”), which owns Vessel Company, LLC, Vessel Company II, LLC and Vessel Company III, LLC. We report Freedom Marine as a separate controlled company.

(25)
MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 100% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“Mity-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. Our subordinated unsecured note issued and outstanding to Broda Canada is denominated in Canadian Dollars (“CAD”). As of September 30, 2019 and June 30, 2019, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2019 (Unaudited) and June 30, 2019 (Continued)

on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder.

(26)
NPH Property Holdings, LLC (“NPH”), a consolidated entity in which we own 100% of the membership interests, owns 100% of the common equity of National Property REIT Corp. (“NPRC”) (f/k/a National Property Holdings Corp.), a property REIT which holds investments in several real estate properties. Additionally, NPRC invests in online consumer loans through ACL Loan Holdings, Inc. (“ACLLH”) and American Consumer Lending Limited (“ACLL”), its wholly owned subsidiaries. We report NPRC as a separate controlled company. See Note 3 for further discussion of the properties held by NPRC. During the period from July 1, 2018 to December 27, 2018, we received partial repayments of $21,181 for our loans previously outstanding with NPRC and its wholly owned subsidiaries and $15,000 as a return of capital on our equity investment. Effective December 31, 2018, we amended and restated the terms of our credit agreement with NPRC. As part of the amendment, we increased our investment through a New Term Loan A Secured Note (“New TLA”) in the aggregate principal amount of $433,553 and a New Term Loan B Secured Note (“New TLB”) in the aggregate principal amount of $205,000. Our net operating income interest was revised to a residual profit interest equal to 25% of NPRC’s residual profit, calculated quarterly in arrears. NPRC utilized a portion of the proceeds from the New TLA and New TLB to repay the previously outstanding Senior Secured Term Loan A and Senior Secured Term Loan E. The remaining proceeds of $140,351 were returned to us as a return of capital, reducing our equity investment in NPRC. We received structuring fees of $12,771 as a result of the amendment. Effective July 1, 2019, the residual profit interest is amended to the product of 8.33% of residual profit, calculated quarterly in arrears.

(27)
Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 94.48% of Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC), the operating company, as of September 30, 2019 and June 30, 2019. We report Nationwide Loan Company LLC as a separate controlled company. On June 1, 2015, Nationwide Acceptance LLC completed a reorganization and was renamed Nationwide Loan Company LLC (“Nationwide”) and formed two new wholly owned subsidiaries: Pelican Loan Company LLC (“Pelican”) and Nationwide Consumer Loans LLC. Nationwide assigned 100% of the equity interests in its other subsidiaries to Pelican which, in turn, assigned these interests to a new operating company wholly owned by Pelican named Nationwide Acceptance LLC (“New Nationwide”). New Nationwide also assumed the existing senior subordinated term loan due to Prospect.

(28)
NMMB Holdings, Inc. (“NMMB Holdings”), a consolidated entity in which we own 100% of the equity, owns 94.19% and 94.10% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of September 30, 2019 and June 30, 2019, respectively. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company.

(29)
During the year ended June 30, 2018, Prospect exercised its rights and remedies under its loan documents to exercise the shareholder voting rights in respect of the stock of InterDent, Inc. (“InterDent”) and to appoint a new Board of Directors of InterDent. As a result, Prospect’s investment in InterDent is classified as a control investment.

(30)	Prospect owns 99.96% of the equity of USES Corp. as of September 30, 2019 and June 30, 2019.

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

(32)
On March 14, 2017, assets previously held by Ark-La-Tex Wireline Services, LLC (“Ark-La-Tex”) were assigned to Wolf Energy Services Company, LLC, a new wholly owned subsidiary of Wolf Energy Holdings (“Wolf Energy Holdings”), in exchange for a full reduction of Ark-La-Tex’s Senior Secured Term Loan A and a partial reduction of the Senior Secured Term Loan B cost basis, in total equal to $22,145. The cost basis of the transferred assets is equal to the appraised fair value of assets at the time of transfer. During the three months ended June 30, 2017, Ark-La-Tex Term Loan B was written off and a loss of $19,818 was realized. On June 30, 2017, the 18.00% Senior Secured Promissory Note, due April 15, 2018, in Wolf Energy, LLC was contributed to the equity of Wolf Energy LLC. There was no impact from the transaction due to the note being on non-accrual status and having zero cost basis.

(33)	Prospect owns 9.67% of the equity in Targus Cayman HoldCo Limited (“Targus”), the parent company of Targus International LLC (“Targus International”), as of September 30, 2019 and June 30, 2019.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2019 (Unaudited) and June 30, 2019 (Continued)

(34)
On December 10, 2018, UTP Holdings Group, Inc. (“UTP Holdings”) purchased all of the voting stock of Universal Turbine Parts, LLC (“UTP”) and appointed a new Board of Directors to UTP Holdings, consisting of three employees of the Investment Advisor. At the time UTP Holdings acquired UTP, UTP Holdings (f/k/a Harbortouch Holdings of Delaware) was a wholly owned holding company controlled by Prospect and therefore Prospect’s investment in UTP is classified as a control investment as of June 30, 2019.

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

(37)	This investment is in the debt class of the CLO security, which is referred to as “Rated Secured Structured Note,” or “RSSN”.

(38)
The consolidated revenue interest is equal to the lesser of (i) 2.0% of consolidated revenue for the twelve-month period ending on the last day of the prior fiscal quarter (or portion thereof) and (ii) 25% of the amount of interest accrued on the Notes at the cash interest rate for such fiscal quarter (or portion thereof).

(39)
As of September 30, 2019 and June 30, 2019, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC (f/k/a Nixon Holdco, LLC), the parent company of Nixon, Inc. On February 26, 2018, Prospect entered into a debt forgiveness agreement with Nixon, Inc., which terminated $17,472 Senior Secured Term Loan receivable due to us. We recorded a realized loss of $14,197 in our Consolidated Statement of Operations for the year ended June 30, 2018 as a result of this transaction.

(40)
On May 29, 2018, Prospect exercised its rights and remedies under its loan documents to exercise the shareholder voting rights in respect of the stock of Pacific World Corporation (“Pacific World”) and to appoint a new Board of Directors of Pacific World. As a result, Prospect’s investment in Pacific World is classified as a control investment.

(41)	BAART Programs, Inc. and MedMark Services, Inc. are joint borrowers of the second lien term loan.

(42)	Turning Point Brands, Inc. and North Atlantic Trading Company, Inc. are joint borrowers and guarantors on the secured loan facility.

(43)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(44)	The following shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of September 30, 2019:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$59,115	$—	$—	$—	$—	$22,738	$81,853
Commercial Services & Supplies	129,018	—	—	—	6,772	6,849	142,639
Construction & Engineering	43,731	—	—	—	—	26,204	69,935
Consumer Finance	—	350,591	—	—	—	122,439	473,030
Diversified Consumer Services	—	—	—	—	—	2,350	2,350
Energy Equipment & Services	70,644	—	—	—	—	192,225	262,869
Equity Real Estate Investment Trusts (REITs)	433,553	—	—	—	—	62,887	496,440
Health Care Providers & Services	251,904	—	—	—	—	1	251,905
Machinery	—	28,622	—	—	—	6,866	35,488
Media	1,614	—	—	—	—	12,869	14,483
Online Lending	111,317	—	—	—	—	100,949	212,266
Personal Products	213,325	—	—	—	—	27,000	240,325
Trading Companies & Distributors	63,050	—	—	—	—	—	63,050
Total Control Investments	$1,377,271	$379,213	$—	$—	$6,772	$583,377	$2,346,633

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2019 (Unaudited) and June 30, 2019 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Affiliate Investments
Distributors	$—	$107,563	$—	$—	$—	$—	$107,563
Diversified Consumer Services	—	6,070	—	—	32,196	6,577	44,843
Textiles, Apparel & Luxury Goods	—		—	—	—	3,771	3,771
Total Affiliate Investments	$—	$113,633	$—	$—	$32,196	$10,348	$156,177
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$12,500	$—	$—	$—	$—	$12,500
Auto Components	—	25,471	—	—	—	—	25,471
Capital Markets	—	25,090	—	—	—	—	25,090
Commercial Services & Supplies	58,543	175,697	—	—	—	—	234,240
Communications Equipment	9,074	50,510	—	—	—	—	59,584
Consumer Finance	24,190	—	—	—	—	—	24,190
Distributors	172,356	—	—	—	—	—	172,356
Diversified Consumer Services	—	100,091	—	—	—	—	100,091
Diversified Telecommunication Services	19,498	39,303	—	—	—	—	58,801
Entertainment	14,064	12,143	—	—	—	—	26,207
Food Products	—	34,739	—	—	—	—	34,739
Health Care Equipment & Supplies	—	7,470	—	—	—	—	7,470
Health Care Providers & Services	149,885	91,357	—	—	—	—	241,242
Hotels, Restaurants & Leisure	27,002	7,485	—	—	—	—	34,487
Household Durables	15,719	9,913	—	—	—	—	25,632
Household Products	24,625	—	—	—	—	—	24,625
Insurance	—	12,988	—	—	—	—	12,988
Interactive Media & Services	37,011	—	—	—	—	—	37,011
IT Services	269,711	15,705	—	—	—	—	285,416
Leisure Products	31,195	—	—	—	—	1	31,196
Media	66,421	35,000	—	—	—	—	101,421
Paper & Forest Products	—	11,370	—	—	—	—	11,370
Professional Services	118,122	71,737	—	—	—	—	189,859
Real Estate Management & Development	38,642	—	—	—	—	—	38,642
Software	—	62,010	—	—	—	—	62,010
Technology Hardware, Storage & Peripherals	—	12,404	—	—	—	—	12,404
Textiles, Apparel & Luxury Goods	173,761	36,683	—	—	—	—	210,444
Transportation Infrastructure	—	27,599	—	—	—	—	27,599
Structured Finance (A)	—	—	50,254	1,097,618	—	—	1,147,872
Total Non-Control/Non-Affiliate	$1,249,819	$877,265	$50,254	$1,097,618	$—	$1	$3,274,957
Total Portfolio Investment Cost	$2,627,090	$1,370,111	$50,254	$1,097,618	$38,968	$593,726	$5,777,767
The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of September 30, 2019:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Control Investments
Aerospace & Defense	$59,115	$—	$—	$—	$—	$31,279	$90,394	2.8%
Commercial Services & Supplies	62,454	—	—	—	—	—	62,454	1.9%
Construction & Engineering	43,731	—	—	—	—	78,343	122,074	3.7%
Consumer Finance	—	353,837	—	—	—	257,171	611,008	18.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2019 (Unaudited) and June 30, 2019 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Diversified Consumer Services	$—	$—	$—	$—	$—	$4,502	$4,502	0.1%
Energy Equipment & Services	70,644	—	—	—	—	74,047	144,691	4.4%
Equity Real Estate Investment Trusts (REITs)	433,553	—	—	—	—	421,937	855,490	26.2%
Health Care Providers & Services	206,882	—	—	—	—	—	206,882	6.3%
Machinery	—	28,622	—	—	—	6,801	35,423	1.1%
Media	1,614	—	—	—	—	22,411	24,025	0.7%
Online Lending	111,317	—	—	—	—	2,175	113,492	3.5%
Personal Products	100,445	—	—	—	—	—	100,445	3.1%
Trading Companies & Distributors	26,850	—	—	—	—	—	26,850	0.8%
Total Control Investments	$1,116,605	$382,459	$—	$—	$—	$898,666	$2,397,730	73.6%
Fair Value % of Net Assets	34.3%	11.7%	—%	—%	—%	27.6%	73.6%
Affiliate Investments
Distributors	$—	$3,996	$—	$—	$—	$—	$3,996	0.1%
Diversified Consumer Services	—	6,070	—	—	42,522	3,686	52,278	1.6%
Textiles, Apparel & Luxury Goods	—		—	—	—	16,989	16,989	0.5%
Total Affiliate Investments	$—	$10,066	$—	$—	$42,522	$20,675	$73,263	2.2%
Fair Value % of Net Assets	—%	0.3%	—%	—%	1.3%	0.6%	2.2%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$12,439	$—	$—	$—	$—	$12,439	0.4%
Auto Components	—	25,471	—	—	—	—	25,471	0.8%
Capital Markets	—	25,222	—	—	—	—	25,222	0.8%
Commercial Services & Supplies	56,414	175,952	—	—	—	—	232,366	7.1%
Communications Equipment	9,074	46,290	—	—	—	—	55,364	1.7%
Consumer Finance	24,563	—	—	—	—	—	24,563	0.8%
Distributors	169,782	—	—	—	—	—	169,782	5.2%
Diversified Consumer Services	—	100,091	—	—	—	—	100,091	3.1%
Diversified Telecommunication Services	19,498	39,303	—	—	—	—	58,801	1.8%
Electronic Equipment, Instruments & Components	—	—	—	—	—	2,275	2,275	0.1%
Entertainment	14,114	12,194	—	—	—	—	26,308	0.8%
Food Products	—	34,935	—	—	—	—	34,935	1.1%
Health Care Equipment & Supplies	—	6,982	—	—	—	—	6,982	0.2%
Health Care Providers & Services	147,838	91,354	—	—	—	—	239,192	7.3%
Hotels, Restaurants & Leisure	27,002	7,485	—	—	—	—	34,487	1.1%
Household Durables	8,901	8,557	—	—	—	—	17,458	0.5%
Household Products	24,625	—	—	—	—	—	24,625	0.8%
Insurance	—	12,988	—	—	—	—	12,988	0.4%
Interactive Media & Services	37,011	—	—	—	—	—	37,011	1.1%
IT Services	269,104	15,750	—	—	—	—	284,854	8.7%
Leisure Products	31,195	—	—	—	—	—	31,195	1.0%
Media	66,308	32,156	—	—	—	—	98,464	3.0%
Paper & Forest Products	—	11,500	—	—	—	—	11,500	0.4%
Professional Services	118,514	74,503	—	—	—	—	193,017	5.9%
Real Estate Management & Development	38,642	—	—	—	—	—	38,642	1.2%
Software	—	60,210	—	—	—	—	60,210	1.8%
Technology Hardware, Storage & Peripherals	—	12,404	—	—	—	—	12,404	0.4%
Textiles, Apparel & Luxury Goods	173,761	36,683	—	—	—	—	210,444	6.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2019 (Unaudited) and June 30, 2019 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Transportation Infrastructure	$—	$28,070	$—	$—	$—	$—	$28,070	0.9%
Structured Finance (A)	—	—	52,139	818,268	—	—	870,407	26.7%
Total Non-Control/Non-Affiliate	$1,236,346	$870,539	$52,139	$818,268	$—	$2,275	$2,979,567	91.4%
Fair Value % of Net Assets	37.9%	26.7%	1.6%	25.1%	—%	0.1%	91.4%
Total Portfolio	$2,352,951	$1,263,064	$52,139	$818,268	$42,522	$921,616	$5,450,560	167.2%
Fair Value % of Net Assets	72.2%	38.7%	1.6%	25.1%	1.3%	28.3%	167.2%
(A) Our RSSN and SSN investments do not have industry concentrations and as such have been separated in the tables above.
(B) Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.

(45)	The following table shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of June 30, 2019:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$54,841	$—	$—	$—	$—	$22,738	$77,579
Commercial Services & Supplies	126,505	—	—	—	6,915	6,849	140,269
Construction & Engineering	43,731	—	—	—	—	26,204	69,935
Consumer Finance	—	348,606	—	—	—	116,839	465,445
Energy Equipment & Services	69,447	—	—	—	—	192,216	261,663
Equity Real Estate Investment Trusts (REITs)	433,553	—	—	—	—	62,887	496,440
Health Care Providers & Services	248,872	—	—	—	—	1	248,873
Machinery	—	28,622	—	—	—	6,866	35,488
Media	3,114	—	—	—	—	12,869	15,983
Online Lending	172,000	—	—	—	—	100,949	272,949
Personal Products	212,969	—	—	—	—	25,000	237,969
Trading Companies & Distributors	63,213	—	—	—	—	—	63,213
Total Control Investments	$1,428,245	$377,228	$—	$—	$6,915	$573,418	$2,385,806
Affiliate Investments
Distributors	$—	$127,091	$—	$—	$—	$—	$127,091
Diversified Consumer Services	—	8,159	—	—	32,018	6,577	46,754
Textiles, Apparel & Luxury Goods	—	—	—	—	—	3,771	3,771
Total Affiliate Investments	$—	$135,250	$—	$—	$32,018	$10,348	$177,616
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$12,500	$—	$—	$—	$—	$12,500
Auto Components	—	25,450	—	—	—	—	25,450
Building Products	—	19,842	—	—	—	—	19,842
Capital Markets	—	25,084	—	—	—	—	25,084
Commercial Services & Supplies	60,513	175,674	—	—	—	—	236,187
Communications Equipment	—	50,503	—	—	—	—	50,503
Consumer Finance	22,333	—	—	—	—	—	22,333
Distributors	172,815	—	—	—	—	—	172,815
Diversified Consumer Services	—	100,091	—	—	—	—	100,091
Diversified Telecommunication Services	9,923	26,311	—	—	—	—	36,234
Entertainment	16,128	20,093	—	—	—	—	36,221

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2019 (Unaudited) and June 30, 2019 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Food Products	$—	$34,729	$—	$—	$—	$—	34,729
Health Care Equipment & Supplies	33,673	7,469	—	—	—	—	$41,142
Health Care Providers & Services	125,265	96,284	—	—	—	—	221,549
Hotels, Restaurants & Leisure	27,252	7,485	—	—	—	—	34,737
Household Durables	15,888	13,403	—	—	—	—	29,291
Household Products	24,688	—	—	—	—	—	24,688
Insurance	—	12,988	—	—	—	—	12,988
Interactive Media & Services	37,861	—	—	—	—	—	37,861
IT Services	270,714	35,382	—	—	—	—	306,096
Leisure Products	32,868	—	—	—	—	1	32,869
Media	87,379	35,000	—	—	—	—	122,379
Paper & Forest Products	—	11,361	—	—	—	—	11,361
Professional Services	118,403	69,695	—	—	—	—	188,098
Real Estate Management & Development	38,852	—	—	—	—	—	38,852
Software	—	64,723	—	—	—	—	64,723
Technology Hardware, Storage & Peripherals	—	12,400	—	—	—	—	12,400
Textiles, Apparel & Luxury Goods	190,678	36,657	—	—	—	—	227,335
Tobacco	—	14,419	—	—	—	—	14,419
Transportation Infrastructure	—	27,578	—	—	—	—	27,578
Structured Finance (A)	—	—	44,774	1,103,751	—	—	1,148,525
Total Non-Control/Non-Affiliate	$1,285,233	$935,121	$44,774	$1,103,751	$—	$1	$3,368,880
Total Portfolio Investment Cost	$2,713,478	$1,447,599	$44,774	$1,103,751	$38,933	$583,767	$5,932,302

The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of June 30, 2019:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Control Investments
Aerospace & Defense	$54,841	$—	$—	$—	$—	$34,860	$89,701	2.7%
Commercial Services & Supplies	62,627	—	—	—	—	—	62,627	1.9%
Construction & Engineering	43,731		—	—	—	99,954	143,685	4.3%
Consumer Finance	—	351,926	—	—	—	246,502	598,428	18.1%
Energy Equipment & Services	69,447	—	—	—	—	84,418	153,865	4.7%
Equity Real Estate Investment Trusts (REITs)	433,553	—	—	—	—	394,134	827,687	25.0%
Health Care Providers & Services	224,876	—	—	—	—	—	224,876	6.8%
Machinery	—	28,622	—	—	—	5,002	33,624	1.0%
Media	3,114	—	—	—	—	21,069	24,183	0.7%
Online Lending	172,000	—	—	—	—	4,778	176,778	5.3%
Personal Products	112,427	—	—	—	—	—	112,427	3.4%
Trading Companies & Distributors	28,043	—	—	—	—	—	28,043	0.8%
Total Control Investments	$1,204,659	$380,548	$—	$—	$—	$890,717	$2,475,924	74.9%
Fair Value % of Net Assets	36.4%	11.5%	—%	—%	—%	26.9%	74.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2019 (Unaudited) and June 30, 2019 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Affiliate Investments
Distributors	$—	$18,866	$—	$—	$—	$—	$18,866	0.6%
Diversified Consumer Services	—	8,159	—	—	33,058	—	41,217	1.2%
Textiles, Apparel & Luxury Goods	—	—	—	—	—	16,599	16,599	0.5%
Total Affiliate Investments	$—	$27,025	$—	$—	$33,058	$16,599	$76,682	2.3%
Fair Value % of Net Assets	—%	0.8%	—%	—%	1.0%	0.5%	2.3%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$12,233	$—	$—	$—	$—	$12,233	0.4%
Auto Components	—	25,450	—	—	—	—	25,450	0.8%
Building Products	—	19,842	—	—	—	—	19,842	0.6%
Capital Markets	—	25,222	—	—	—	—	25,222	0.8%
Commercial Services & Supplies	58,094	175,951	—	—	—	—	234,045	7.1%
Communications Equipment	—	48,760	—	—	—	—	48,760	1.5%
Consumer Finance	20,555	—	—	—	—	—	20,555	0.6%
Distributors	171,271	—	—	—	—	—	171,271	5.2%
Diversified Consumer Services	—	100,091	—	—	—	—	100,091	3.0%
Diversified Telecommunication Services	9,923	26,311	—	—	—	—	36,234	1.1%
Electronic Equipment, Instruments & Components	—	—	—	—	—	2,239	2,239	0.1%
Entertainment	16,178	20,149	—	—	—	—	36,327	1.1%
Food Products	—	34,729	—	—	—	—	34,729	1.1%
Health Care Equipment & Supplies	34,010	7,144	—	—	—	—	41,154	1.2%
Health Care Providers & Services	124,075	96,284	—	—	—	—	220,359	6.7%
Hotels, Restaurants & Leisure	27,252	7,485	—	—	—	—	34,737	1.1%
Household Durables	10,252	12,208	—	—	—	—	22,460	0.7%
Household Products	24,688	—	—	—	—	—	24,688	0.7%
Insurance	—	12,988	—	—	—	—	12,988	0.4%
Interactive Media & Services	37,861	—	—	—	—	—	37,861	1.1%
IT Services	269,657	35,703	—	—	—	—	305,360	9.2%
Leisure Products	32,868	—	—	—	—	—	32,868	1.0%
Media	86,704	30,580	—	—	—	—	117,284	3.5%
Paper & Forest Products	—	11,500	—	—	—	—	11,500	0.3%
Professional Services	118,813	71,365	—	—	—	—	190,178	5.8%
Real Estate Management & Development	38,852	—	—	—	—	—	38,852	1.2%
Software	—	64,729	—	—	—	—	64,729	2.0%
Technology Hardware, Storage & Peripherals	—	12,400	—	—	—	—	12,400	0.4%
Textiles, Apparel & Luxury Goods	189,725	36,657	—	—	—	—	226,382	6.8%
Tobacco	—	14,500	—	—	—	—	14,500	0.4%
Transportation Infrastructure	—	28,104	—	—	—	—	28,104	0.9%
Structured Finance (A)	—	—	46,851	850,694	—	—	897,545	27.1%
Total Non-Control/Non-Affiliate	$1,270,778	$930,385	$46,851	$850,694	$—	$2,239	$3,100,947	93.8%
Fair Value % of Net Assets	38.4%	28.1%	1.4%	25.7%	—%	0.1%	93.8%
Total Portfolio	$2,475,437	$1,337,958	$46,851	$850,694	$33,058	$909,555	$5,653,553	171.0%
Fair Value % of Net Assets	74.9%	40.5%	1.4%	25.7%	1.0%	27.5%	171.0%
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2019 (Unaudited) and June 30, 2019 (Continued)

(46)
The interest rate on these investments, excluding those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended September 30, 2019:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Cinedigm DC Holdings, LLC	—%	2.50%	2.50%
CP Energy - Spartan Energy Services, Inc. - Term Loan B	16.04%	—%	16.04%
Credit Central Loan Company	4.01%	5.99%	10.00%	(A)
Echelon Transportation, LLC	2.25%	—%	2.25%	(B)
Echelon Transportation, LLC	1.00%	—%	1.00%	(C)
Edmentum Ultimate Holdings, LLC - Revolver	5.00%	—%	5.00%
Edmentum Ultimate Holdings, LLC - Senior PIK Note	8.50%	—%	8.50%
First Tower Finance Company LLC	3.63%	6.87%	10.50%
Interdent, Inc - Senior Secured Term Loan B	10.00%	—%	10.00%
MITY, Inc. - Senior Secured Term Loan B	10.00%	—%	10.00%
National Property REIT Corp. - Senior Secured Term Loan A	—%	5.00%	5.00%
National Property REIT Corp. - Senior Secured Term Loan B	—%	5.50%	5.50%
Nationwide Loan Company LLC	5.01%	4.99%	10.00%
Valley Electric Co. of Mt. Vernon, Inc.	—%	2.50%	2.50%
Valley Electric Company, Inc.	—%	10.00%	10.00%
Venio LLC	10.00%	—%	10.00%
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2019 (Unaudited) and June 30, 2019 (Continued)

The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended June 30, 2019:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Cinedigm DC Holdings, LLC	—%	2.50%	2.50%
CP Energy - Spartan Energy Services, LLC Term Loan B	16.44%	—%	16.44%
Credit Central Loan Company	6.53%	3.47%	10.00%	(A)
Echelon Transportation, LLC	2.25%	—%	2.25%	(B)
Echelon Transportation, LLC	1.00%	—%	1.00%	(C)
Edmentum Ultimate Holdings, LLC - Revolver	5.00%	—%	5.00%
Edmentum Ultimate Holdings, LLC - Senior PIK Note	8.50%	—%	8.50%
First Tower Finance Company LLC	7.48%	3.02%	10.50%
Interdent, Inc - Senior Secured Term Loan B	16.00%	—%	16.00%
MITY, Inc.	10.00%	—%	10.00%
National Property REIT Corp. - Senior Secured Term Loan A	—%	5.00%	5.00%
National Property REIT Corp. - Senior Secured Term Loan B	—%	5.50%	5.50%
Nationwide Loan Company LLC	10.00%	—%	10.00%
Valley Electric Co. of Mt. Vernon, Inc.	—%	2.50%	2.50%
Valley Electric Company, Inc.	5.00%	5.00%	10.00%
Venio LLC	10.10%	—%	10.10%
(A) On December 17, 2018, the Credit Central Senior Subordinated Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 20.00%.
(B) On January 31, 2018, the Echelon Fourth Amended and Restated Credit Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 14.50%. Next PIK payment/capitalization date was July 31, 2019.
(C) On January 31, 2018, the Echelon Fourth Amended and Restated Credit Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 12.50%. Next PIK payment/capitalization date was July 31, 2019.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2019 (Unaudited) and June 30, 2019 (Continued)

(47)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the three months ended September 30, 2019 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2019	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at September 30, 2019	Interest income	Dividend income	Other income	Net realized gains (losses)
CP Energy Services Inc.	$104,533	$—	$—	$(10,376)	$94,157	$1,193	$—	$—	$—
CP Energy - Spartan Energy Services, Inc.	34,398	1,198	—	—	35,596	1,251	—	—	—
Credit Central Loan Company, LLC	71,417	6,636	—	28	78,081	2,981	—	112	—
Echelon Aviation LLC	89,701	4,274	—	(3,581)	90,394	2,021	—	—	—
First Tower Finance Company LLC	494,036	2,666	(2,034)	2,351	497,019	14,637	—	—	—
Freedom Marine Solutions, LLC	14,920	—	—	—	14,920	—	—	—	—
InterDent, Inc.	224,876	3,032	—	(21,026)	206,882	4,659	—	—	—
KRPR, LLC	—	2,350	—	2,152	4,502	—	—	—	—
MITY, Inc.	46,902	1,013	(143)	(408)	47,364	2,209	—	—	—
National Property REIT Corp.	1,004,465	—	(60,683)	25,200	968,982	16,592	—	11,271	—
Nationwide Loan Company LLC	32,975	316	—	2,617	35,908	954	—	—	—
NMMB, Inc.	24,183	—	(1,500)	1,342	24,025	91	—	—	—
Pacific World Corporation	112,427	2,000	356	(14,338)	100,445	1,063	—	—	—
R-V Industries, Inc.	33,624	—	—	1,799	35,423	804	—	—	—
Universal Turbine Parts, LLC	28,043	—	(163)	(1,030)	26,850	633	—	—	—
USES Corp.	15,725	1,500	—	(2,135)	15,090	—	—	—	—
Valley Electric Company, Inc.	143,685	—	—	(21,611)	122,074	1,778	3,800	—	—
Wolf Energy, LLC	14	—	9	(5)	18	—	—	—	—
Total	$2,475,924	$24,985	$(64,158)	$(39,021)	$2,397,730	$50,866	$3,800	$11,383	$—

(A)	Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion and PIK interest, and any transfer of investments.

(B)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.

(48)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the three months ended September 30, 2019 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2019	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at September 30, 2019	Interest income	Dividend income	Other income	Net realized gains (losses)
Edmentum Ultimate Holdings, LLC	$41,217	$283	$(2,194)	$12,972	$52,278	$239	$—	$—	$—
Nixon, Inc.	—	—	—	—	—	—	—	—	—
Targus Cayman HoldCo Limited	16,599	—	—	390	16,989	—	—	—	—
United Sporting Companies, Inc.	18,866	—	(19,528)	4,658	3,996	—	—	—	—
Total	$76,682	$283	$(21,722)	$18,020	$73,263	$239	$—	$—	$—

(A)	Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, PIK interest, and any transfer of investments.

(B)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2019 (Unaudited) and June 30, 2019 (Continued)

(49)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2019 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2018	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at June 30, 2019	Interest income	Dividend income	Other income	Net realized gains (losses)
CCPI, Inc.	$35,756	$—	$(27,459)	$(8,297)	$—	$2,629	$—	$1,301	$12,105
CP Energy Services Inc.(C)	123,261	34,184	—	(18,514)	138,931	4,810	—	—	—
Credit Central Loan Company, LLC	76,677	5,081	—	(10,341)	71,417	11,886	—	—	—
Echelon Transportation LLC	82,278	7,742	—	(319)	89,701	7,102	—	—	—
First Tower Finance Company LLC	443,010	6,823	(2,478)	46,681	494,036	56,125	—	—	—
Freedom Marine Solutions, LLC	13,037	300	—	1,583	14,920	—	—	—	—
InterDent, Inc.	197,621	36,173	—	(8,918)	224,876	24,779	—	—	—
MITY, Inc.	58,894	5,143	(284)	(16,851)	46,902	8,149	—	276	—
National Property REIT Corp.	1,054,976	11,583	(69,181)	7,087	1,004,465	75,249	21,000	33,634	—
Nationwide Loan Company LLC	33,853	1,206	—	(2,084)	32,975	3,621	165	—	—
NMMB, Inc.	18,735	—	(5,500)	10,948	24,183	958	—	—	—
Pacific World Corporation	165,020	19,000	(9,606)	(61,987)	112,427	3,762	—	—	—
R-V Industries, Inc.	31,886	—	—	1,738	33,624	3,295	—	—	—
SB Forging Company II, Inc.	2,194	—	—	(2,194)	—	—	—	—	2,204
Universal Turbine Parts, LLC (D)	—	45,129	(488)	(16,598)	28,043	1,970	—	—	—
USES Corp.	16,319	3,500	—	(4,094)	15,725	—	—	—	—
Valley Electric Company, Inc.	50,797	5,521	—	87,367	143,685	6,877	12,962	800	—
Wolf Energy, LLC	12	46	58	(102)	14	—	—	—	—
Total	$2,404,326	$181,431	$(114,938)	$5,105	$2,475,924	$211,212	$34,127	$36,011	$14,309
(A) Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, PIK interest, and any transfer of investments.
(B) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.

(C)
In June 2019, CP Energy purchased approximately 67.2% (64.1% including options) of the common equity of Spartan Holdings, which owns 100% of Spartan, a portfolio company of Prospect. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Accordingly, Spartan was transferred from non-controlled/non-affiliate investments at $33,313, the fair market value at the beginning of the three month period ended June 30, 2019. Refer to endnote 20.

(D)	Investment was transferred from non-controlled/non-affiliate investments at $45,129, the fair market value at the beginning of the three month period ended December 31, 2018. Refer to endnote 34.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2019 (Unaudited) and June 30, 2019 (Continued)

(50)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2019 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2018	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at June 30, 2019	Interest income	Dividend income	Other income	Net realized gains (losses)
Edmentum Ultimate Holdings, LLC	$35,216	$8,850	$(7,855)	$5,006	$41,217	$943	$—	$—	$—
Nixon, Inc.	—	—	—	—	—	—	—	—	—
Targus Cayman HoldCo Limited	23,220	—	(6,106)	(515)	16,599	—	659	—	—
United Sporting Companies, Inc. (C)	—	58,806	—	(39,940)	18,866	—	—	—	—
Total	$58,436	$67,656	$(13,961)	$(35,449)	$76,682	$943	$659	$—	$—
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

(51)
Acquisition date represents the date of PSEC's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at PSEC's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments) (See endnote 52 for NPRC follow-on acquisitions):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
ACE Cash Express, Inc.	Senior Secured Note	5/24/2019, 7/16/2019	$6,787
AgaMatrix, Inc.	Senior Secured Term Loan	4/11/2018	5,000
Apidos CLO IX	Subordinated Structured Note	2/26/2015	2,325
Apidos CLO XI	Subordinated Structured Note	11/10/2016	2,160
Apidos CLO XII	Subordinated Structured Note	2/22/2018	4,070
Apidos CLO XV	Subordinated Structured Note	4/20/2018	6,480
Atlantis Health Care Group (Puerto Rico), Inc.	Revolving Line of Credit	4/15/2013, 5/21/2013, 3/11/2014, 6/26/2017, 9/29/2017, 10/12/2017, 10/31/2017	7,500
Atlantis Health Care Group (Puerto Rico), Inc.	Senior Secured Term Loan	12/9/2016	42,000
Barings CLO 2018-III	Subordinated Structured Note	6/15/2018	9,255
Broder Bros., Co.	Senior Secured Note	1/29/2019, 2/28/2019	450
Brookside Mill CLO Ltd.	Subordinated Structured Note	7/2/2013, 2/15/2018	3,696
California Street CLO IX Ltd.	Subordinated Structured Note	9/9/2016, 10/17/2016	6,842
Capstone Logistics Acquisition, Inc.	Second Lien Term Loan	6/12/2015	37,500
CCS-CMGC Holdings, Inc.	Second Lien Term Loan	8/20/2019	2,000
Cent CLO 21 Limited	Subordinated Structured Note	7/27/2018	1,024
Centerfield Media Holding Company	Senior Secured Term Loan A	9/14/2018	10,100
Centerfield Media Holding Company	Senior Secured Term Loan B	9/14/2018	10,100
CIFC Funding 2014-IV-R, Ltd.	Subordinated Structured Note	10/18/2018	1,158
Coverall North America, Inc.	Senior Secured Term Loan A	7/2/2018	13
Coverall North America, Inc.	Senior Secured Term Loan B	7/2/2018	2
CP Energy Services Inc.	Common Stock	10/11/2013, 12/26/2013, 4/6/2018	68,463
CP VI Bella Midco	Second Lien Term Loan	8/10/2018, 10/15/2018, 5/23/2019, 6/4/2019	13,711
Credit Central Loan Company, LLC	Class A Units	12/28/2012, 3/28/2014, 6/26/2014, 9/28/2016, 8/21/2019	11,975
Credit Central Loan Company, LLC	Subordinated Term Loan	6/26/2014, 9/28/2016	41,335
Echelon Transportation, LLC	Membership Interest	3/31/2014, 9/30/2014, 12/9/2016	22,488
Echelon Transportation, LLC	Senior Secured Term Loan	11/14/2018, 7/9/2019	2,100

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2019 (Unaudited) and June 30, 2019 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Edmentum Ultimate Holdings, LLC	Second Lien Revolving Credit Facility to Edmentum, Inc.	2/19/2016, 3/17/2016, 4/20/2016, 5/19/2016, 6/22/2016, 1/31/2017, 2/14/2017, 3/1/2017, 3/14/2017, 3/28/2017, 4/11/2017, 4/25/2017, 5/10/2017, 10/30/2017, 11/8/2017, 11/21/2017, 12/20/2017, 1/3/2018, 1/17/2018, 1/30/2018, 12/12/2018, 12/21/2018, 1/15/2019, 2/1/2019, 2/26/2019, 2/28/2019, 3/18/2019, 4/9/2019	29,946
First Tower Finance Company LLC	Class A Units	12/30/2013, 6/24/2014, 12/15/2015, 11/21/2016, 3/9/2018	39,885
First Tower Finance Company LLC	Subordinated Term Loan to First Tower, LLC	12/15/2015, 3/9/2018	20,924
Freedom Marine Solutions, LLC	Membership Interest	10/1/2009, 12/22/2009, 1/13/2010, 3/30/2010, 5/13/2010, 2/14/2011, 4/28/2011, 7/7/2011, 10/20/2011, 10/30/2015, 1/7/2016, 4/11/2016, 8/11/2016, 1/30/2017, 4/20/2017, 6/13/2017, 8/30/2017, 1/17/2018, 2/15/2018, 5/8/2018, 10/31/2018	39,868
Galaxy XV CLO, Ltd.	Subordinated Structured Note	8/26/2015, 3/15/2017	9,161
Galaxy XXVII CLO, Ltd.	Subordinated Structured Note	6/16/2015	1,460
Global Tel*Link Corporation	Second Lien Term Loan	4/10/2019, 8/22/2019, 9/20/2019	15,135
Help/Systems Holdings, Inc.	Second Lien Term Loan	5/10/2018, 3/11/2019	2,499
Inpatient Care Management Company, LLC	Senior Secured Term Loan	12/22/2016, 6/29/2018	10,003
Interdent, Inc.	Senior Secured Term Loan A	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
Interdent, Inc.	Senior Secured Term Loan B	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
Interdent, Inc.	Senior Secured Term Loan C	8/1/2018	31,558
Janus International Group, LLC	Second Lien Term Loan	8/3/2018, 8/9/2018, 8/20/2018, 9/6/2018	9,915
JD Power and Associates	Second Lien Term Loan	8/10/2017, 8/31/2018, 3/11/2019, 4/10/2019	15,239
Jefferson Mill CLO Ltd.	Subordinated Structured Note	9/27/2018	2,047
K&N Parent, Inc.	Second Lien Term Loan	8/14/2018, 9/5/2018, 9/7/2018, 9/10/2018, 9/24/2018	12,695
LCM XIV Ltd.	Subordinated Structured Note	11/2/2015, 6/6/2018	9,422
Madison Park Funding IX, Ltd.	Subordinated Structured Note	9/27/2018	7,320
MITY, Inc.	Common Stock	6/23/2014	7,200
MITY, Inc.	Senior Secured Note A	1/17/2017	8,000
MITY, Inc.	Senior Secured Note B	6/23/2014, 1/17/2017, 6/3/2019	26,769
MRP Holdco, Inc.	Senior Secured Term Loan A	12/7/2018	12,000
MRP Holdco, Inc.	Senior Secured Term Loan B	12/7/2018	12,000
Nationwide Loan Company LLC	Class A Units	3/28/2014, 6/18/2014, 9/30/2014, 6/29/2015, 3/31/2016, 8/31/2016, 5/31/2017, 10/31/2017	20,469
Nationwide Loan Company LLC	Senior Subordinated Term Loan to Nationwide Acceptance LLC	12/28/2015, 8/31/2016	1,999
NMMB, Inc.	Series A and B Preferred Stock	12/13/2013, 10/1/2014	8,469
Octagon Investment Partners XV, Ltd.	Subordinated Structured Note	4/30/2015, 8/6/2015, 6/30/2017	10,516
Octagon Investment Partners 18-R Ltd.	Subordinated Structured Note	4/20/2018	8,908
Pacific World Corporation	Revolving Line of Credit	10/21/2014, 12/19/2014, 4/7/2015, 4/22/2015, 8/12/2016, 10/18/2016, 2/7/2017, 2/21/2017, 4/26/2017, 10/11/2017, 10/17/2017, 1/16/2018, 12/27/2018, 3/15/2019, 7/2/2019, 8/15/2019	36,825
Pacific World Corporation	Convertible Preferred Equity	4/3/2019, 4/29/2019, 6/3/2019	10,000
PeopleConnect Intermediate, LLC	Revolving Line of Credit	12/18/2017	500
PeopleConnect Intermediate, LLC	Senior Secured Term Loan A	8/11/2015	6,500
PeopleConnect Intermediate, LLC	Senior Secured Term Loan B	8/11/2015	6,500
PG Dental Holdings New Jersey, LLC	Delayed Draw Term Loan	8/26/2019	2,000
PG Dental Holdings New Jersey, LLC	Senior Secured Term Loan	5/31/2019	20
PGX Holdings, Inc.	Second Lien Term Loan	12/23/2016, 12/28/2016	15,034
RGIS Services, LLC	Senior Secured Term Loan	7/19/2017, 8/2/2017, 8/9/2017, 8/16/2017, 9/11/2017, 4/10/2019, 5/1/2019	19,293
Romark WM-R Ltd.	Subordinated Structured Note	10/21/2014, 4/12/2018	5,313
R-V Industries, Inc.	Common Stock	12/27/2016	1,854
Securus Technologies Holdings, Inc.	Second Lien Term Loan	11/13/2017, 11/24/2017, 8/6/2018, 8/24/2018, 3/18/2019	22,750
SEOTownCenter, Inc.	Senior Secured Term Loan A	11/2/2018	3,000
SEOTownCenter, Inc.	Senior Secured Term Loan B	11/2/2018	2,000
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2019 (Unaudited) and June 30, 2019 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
SESAC Holdco II LLC	Second Lien Term Loan	4/5/2019	4,975
Sorenson Communications, LLC	First Lien Term Loan	5/14/2019	8,000
Symphony CLO XV, Ltd.	Subordinated Structured Note	12/24/2018	2,655
TouchTunes Interactive Networks, Inc.	Second Lien Term Loan	11/3/2016, 11/14/2016	9,000
Town & Country Holdings, Inc.	First Lien Term Loan	7/13/2018, 7/16/2018	105,000
Transplace Holdings, Inc.	Second Lien Term Loan	1/4/2018	3,518
United Sporting Companies, Inc.	Second Lien Term Loan	3/7/2013	58,650
USES Corp.	Senior Secured Term Loan A	6/15/2016, 6/29/2016, 2/22/2017, 4/27/2017, 5/4/2017, 8/30/2017, 10/11/2017, 12/11/2018, 8/30/2019	14,100
USG Intermediate, LLC	Revolving Line of Credit	7/2/2015, 9/23/2015, 9/14/2017	4,700
USG Intermediate, LLC	Senior Secured Term Loan A	8/24/2017	2,025
USG Intermediate, LLC	Senior Secured Term Loan B	8/24/2017	2,975
Valley Electric Company, Inc.	Common Stock	12/31/2012, 6/24/2014	18,502
Valley Electric Company, Inc.	Senior Secured Note	6/30/2014, 8/31/2018	5,129
VC GB Holdings, Inc.	Subordinated Secured Term Loan	3/13/2019	1,485
Voya CLO 2014-1, Ltd.	Subordinated Structured Note	4/19/2018	3,943
Voya CLO 2016-3, Ltd.	Subordinated Structured Note	7/1/2019	75
Wolf Energy, LLC	Membership Interest in Wolf Energy Services Company, LLC	5/17/2017	16

(52)
Since Prospect's initial common equity investment in NPRC on December 31, 2013, we have made numerous additional follow-on investments that have been used to invest in new and existing properties as well as online consumer loans. These follow-on acquisitions are summarized by fiscal year below (excluding effects of return of capital distributions). Details of specific transactions are included in the respective fiscal year Form 10-K filing:

Fiscal Year	Follow-On Investments (NPRC Common Stock, excluding cost of initial investment)
2014	$4,555,000
2015	68,693,483
2016	93,856,914
2017	116,829,813
2018	137,023,660
2019	11,582,498

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1. Organization
In this report, the terms “Prospect,” “the Company,” “we,” “us” and “our” mean Prospect Capital Corporation and its subsidiaries unless the context specifically requires otherwise.

Prospect is a financial services company that primarily lends to and invests in middle market privately-held companies. We are a closed-end investment company incorporated in Maryland. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). We were organized on April 13, 2004, and were funded in an initial public offering completed on July 27, 2004.

On May 15, 2007, we formed a wholly owned subsidiary Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Our wholly owned subsidiary Prospect Small Business Lending, LLC (“PSBL”) was formed on January 27, 2014, and purchases small business whole loans on a recurring basis from online small business loan originators, including On Deck Capital, Inc. (“OnDeck”). On September 30, 2014, we formed a wholly owned subsidiary Prospect Yield Corporation, LLC (“PYC”) and effective October 23, 2014, PYC holds a portion of our investments in Rated Secured Structured Notes (“RSSN”) and Subordinated Structured Notes (“SSN”) (collectively referred to as “collateralized loan obligations” or “CLOs”). Each of these subsidiaries have been consolidated since operations commenced.
We consolidate certain of our wholly owned and substantially wholly owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements and are collectively referred to as the “Consolidated Holding Companies”: CP Holdings of Delaware LLC; Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC; MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc.; NPH Property Holdings, LLC; STI Holding, Inc.; UTP Holdings Group Inc.; Valley Electric Holdings I, Inc.; Valley Electric Holdings II, Inc.; and Wolf Energy Holdings Inc.
We are externally managed by our investment adviser, Prospect Capital Management L.P. (“Prospect Capital Management” or the “Investment Adviser”). Prospect Administration LLC (“Prospect Administration” or the “Administrator”), a wholly owned subsidiary of the Investment Adviser, provides administrative services and facilities necessary for us to operate.
Our investment objective is to generate both current income and long-term capital appreciation through debt and equity investments. We invest primarily in senior and subordinated debt and equity of private companies in need of capital for acquisitions, divestitures, growth, development, recapitalizations and other purposes. We work with the management teams or financial sponsors to identify investments with historical cash flows, asset collateral or contracted pro forma cash flows for investment.
Note 2. Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) pursuant to the requirements for reporting on Form 10-Q, ASC 946, Financial Services—Investment Companies (“ASC 946”), and Articles 6, 10 and 12 of Regulation S-X. Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Our consolidated financial statements include the accounts of Prospect, PCF, PSBL, PYC, and the Consolidated Holding Companies. All intercompany balances and transactions have been eliminated in consolidation. The financial results of our non-substantially wholly owned holding companies and operating portfolio company investments are not consolidated in the financial statements. Any operating companies owned by the Consolidated Holding Companies are not consolidated.
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three months ended September 30, 2019.

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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2019 and June 30, 2019, our qualifying assets as a percentage of total assets, stood at 73.04% and 73.85%, respectively.
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
Our investments in CLOs are classified as Level 3 fair value measured securities under ASC 820 and are valued using a discounted multi-path cash flow model. The CLO structures are analyzed to identify the risk exposures and to determine an appropriate call date (i.e., expected maturity). These risk factors are sensitized in the multi-path cash flow model using Monte Carlo simulations, which is a simulation used to model the probability of different outcomes, to generate probability-weighted (i.e., multi-path) cash flows from the underlying assets and liabilities.  These cash flows are discounted using appropriate market discount rates, and

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

relevant data in the CLO market as well as certain benchmark credit indices are considered, to determine the value of each CLO investment.  In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the implied discount rate that would be effective for the value derived from the multi-path cash flows.  We are not responsible for and have no influence over the asset management of the portfolios underlying the CLO investments we hold, as those portfolios are managed by non-affiliated third-party CLO collateral managers. The main risk factors are default risk, prepayment risk, interest rate risk, downgrade risk, and credit spread risk.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of September 30, 2019, approximately 2.4% of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of September 30, 2019, we do not expect to have any excise tax due for the 2019 calendar year. Thus, we have not accrued any excise tax for this period.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2019, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2016 and thereafter remain subject to examination by the Internal Revenue Service.
Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our future taxable earnings. Net realized capital gains, if any, are distributed at least annually.
Financing Costs
We record origination expenses related to our Revolving Credit Facility, and Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Unsecured Notes”) as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation for our Revolving Credit Facility. The same methodology is used to approximate the effective yield method for our Prospect Capital InterNotes® and our at-the-market offerings of our existing unsecured notes that mature on June 15, 2024 (“2024 Notes Follow-on Program”), June 15, 2028 (“2028 Notes Follow-on Program”), and June 15, 2029 (“2029 Follow-on Program”). The effective interest method is used to amortize deferred

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

financing costs for our remaining Unsecured Notes over the respective expected life or maturity. In the event that we modify or extinguish our debt before maturity, we follow the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Revolving Credit Facility, any unamortized deferred costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our Unsecured Notes, any unamortized deferred costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.
Unamortized deferred financing costs are presented as a direct deduction to the respective Unsecured Notes (see Notes 5, 6, and 7).
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of September 30, 2019 and June 30, 2019, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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

SEC Disclosure Update and Simplification
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. We have adopted the amendments and have retrospectively applied the presentation amendments to the prior period statements presented.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following table provides the reconciliation of the components of distributable earnings (loss) to conform to the current period presentation for the three months ended September 30, 2018:

	Overdistributed net investment income	Realized gains (losses)	Net unrealized loss	Distributable earnings (loss)
Balance as of June 30, 2018	$(45,186)	$(465,493)	$(104,179)	$(614,858)
Net Increase in Net Assets Resulting from Operations:
Net investment income	85,159			85,159
Net realized losses		(2,413)		(2,413)
Net change in net unrealized losses			1,049	1,049
Distributions to Shareholders:
Distributions from net investment income	(65,694)			(65,694)
Tax reclassifications of net assets (Note 12)	31			31
Balance as of September 30, 2018	$(25,690)	$(467,906)	$(103,130)	$(596,726)

Tax Cuts and Jobs Act
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed the Code, including, a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Act also authorizes the IRS to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax Act, or regulations or other guidance issued under it, might affect us, our business or the business of our portfolio companies. However, our portfolio companies may or may not make certain elections under the Tax Act that could materially increase their taxable earnings and profits. Any such increase in the earnings and profits of a portfolio company may result in the characterization of certain distributions sourced from sale proceeds as dividend income, which may increase our distributable taxable income.
Note 3. Portfolio Investments
At September 30, 2019, we had investments in 125 long-term portfolio investments, which had an amortized cost of $5,777,767 and a fair value of $5,450,560. At June 30, 2019, we had investments in 135 long-term portfolio investments, which had an amortized cost of $5,932,302 and a fair value of $5,653,553.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $94,540 and $254,642 during the three months ended September 30, 2019 and September 30, 2018, respectively. Debt repayments and considerations from sales of equity securities of approximately $242,975 and $55,166 were received during the three months ended September 30, 2019 and September 30, 2018, respectively.
The following table shows the composition of our investment portfolio as of September 30, 2019 and June 30, 2019:

	September 30, 2019		June 30, 2019
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$34,195	$34,105	$33,928	$34,239
Senior Secured Debt	2,598,965	2,324,916	2,687,709	2,449,357
Subordinated Secured Debt	1,364,041	1,256,994	1,439,440	1,329,799
Subordinated Unsecured Debt	38,968	42,522	38,933	33,058
Rated Secured Structured Notes	50,254	52,139	44,774	46,851
Subordinated Structured Notes	1,097,618	818,268	1,103,751	850,694
Equity	593,726	921,616	583,767	909,555
Total Investments	$5,777,767	$5,450,560	$5,932,302	$5,653,553

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

In the previous table and throughout the remainder of this footnote, we aggregate our portfolio investments by type of investment, which may differ slightly from the nomenclature used by the constituent instruments defining the rights of holders of the investment, as disclosed on our Consolidated Schedules of Investments (“SOI”). The following investments are included in each category:

•	Revolving Line of Credit includes our investments in delayed draw term loans.

•	Senior Secured Debt includes investments listed on the SOI such as senior secured term loans, senior term loans, secured promissory notes, senior demand notes, and first lien term loans.

•	Subordinated Secured Debt includes investments listed on the SOI such as subordinated secured term loans, subordinated term loans, senior subordinated notes, and second lien term loans.

•	Subordinated Unsecured Debt includes investments listed on the SOI such as subordinated unsecured notes and senior unsecured notes.

•	Small Business Loans includes our investments in SME whole loans purchased from OnDeck.

•	Rated Secured Structured Notes includes our investments in the “debt” class of security of CLO funds.

•	Subordinated Structured Notes includes our investments in the “equity” security class of CLO funds such as income notes, preference shares, and subordinated notes.

•
Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of September 30, 2019:

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$34,105	$34,105
Senior Secured Debt	—	24,563	2,300,353	2,324,916
Subordinated Secured Debt	—	—	1,256,994	1,256,994
Subordinated Unsecured Debt	—	—	42,522	42,522
Rated Secured Structured Notes	—	—	52,139	52,139
Subordinated Structured Notes	—	—	818,268	818,268
Equity	—	—	921,616	921,616
Total Investments	$—	$24,563	$5,425,997	$5,450,560
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2019:

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$34,239	$34,239
Senior Secured Debt	—	—	2,449,357	2,449,357
Subordinated Secured Debt	—	—	1,329,799	1,329,799
Subordinated Unsecured Debt	—	—	33,058	33,058
Rated Secured Structured Notes	—	—	46,851	46,851
Subordinated Structured Notes	—	—	850,694	850,694
Equity	—	—	909,555	909,555
Total Investments	$—	$—	$5,653,553	$5,653,553

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended September 30, 2019:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2019	$2,475,924	$76,682	$3,100,947	$5,653,553
Net realized losses on investments	—	—	(2,490)	(2,490)
Net change in unrealized losses(1)	(39,021)	18,020	(29,610)	(50,611)
Net realized and unrealized (losses) gains	(39,021)	18,020	(32,100)	(53,101)
Purchases of portfolio investments	11,950	—	66,297	78,247
Payment-in-kind interest	12,962	283	1,253	14,498
Accretion of discounts and premiums, net	73	—	(1,838)	(1,765)
Repayments and sales of portfolio investments	(64,158)	(21,722)	(159,000)	(244,880)
Transfers within Level 3	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	(20,555)	(20,555)
Fair value as of September 30, 2019	$2,397,730	$73,263	$2,955,004	$5,425,997

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Rated Secured Structured Notes	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2019	$34,239	$2,449,357	$1,329,799	$33,058	$46,851	$850,694	$909,555	$5,653,553
Net realized (losses) gains on investments	—	(120)	12	—	—	(2,418)	—	(2,490)
Net change in unrealized gains (losses)(1)	(401)	(37,849)	2,596	9,429	(193)	(26,295)	2,102	(50,611)
Net realized and unrealized (losses) gains	(401)	(37,969)	2,608	9,429	(193)	(28,713)	2,102	(53,101)
Purchases of portfolio investments	2,500	45,299	14,964	—	5,534	—	9,950	78,247
Payment-in-kind interest	104	9,016	5,200	178	—	—	—	14,498
Accretion (amortization) of discounts and premiums, net	—	104	1,897	—	(53)	(3,713)	—	(1,765)
Repayments and sales of portfolio investments	(2,337)	(144,899)	(97,474)	(143)	—	—	9	(244,880)
Transfers within Level 3	—	—	—	—	—	—	—	—
Transfers in (out) of Level 3(1)	—	(20,555)	—	—	—	—	—	(20,555)
Fair value as of September 30, 2019	$34,105	$2,300,353	$1,256,994	$42,522	$52,139	$818,268	$921,616	$5,425,997

(1)
Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended September 30, 2019 one of our senior secured notes transferred from Level 3 to Level 2 because the inputs to the valuation became observable.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended September 30, 2018:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2018	$2,404,326	$58,436	$3,264,517	$5,727,279
Net realized gains on investments	1	—	22	23
Net change in unrealized gains (losses)(1)	51,918	(13,755)	(37,114)	1,049
Net realized and unrealized gains (losses)	51,919	(13,755)	(37,092)	1,072
Purchases of portfolio investments	34,351	—	210,966	245,317
Payment-in-kind interest	7,744	361	1,220	9,325
Accretion (amortization) of discounts and premiums, net	848	—	6,991	7,839
Repayments and sales of portfolio investments	(11,851)	(7,855)	(34,443)	(54,149)
Transfers within Level 3(1)	—	58,806	(58,806)	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of September 30, 2018	$2,487,337	$95,993	$3,353,353	$5,936,683

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	Rated Secured Structured Notes	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2018	$38,559	$2,481,353	$1,260,525	$32,945	$17	$6,159	$954,035	$953,686	$5,727,279
Net realized gains (losses) on investments	—	—	—	1	22	—	—	—	23
Net change in unrealized gains (losses)	(29)	(14,950)	(12,151)	(1,930)	13	1,337	(25,589)	54,348	1,049
Net realized and unrealized (losses) gains	(29)	(14,950)	(12,151)	(1,929)	35	1,337	(25,589)	54,348	1,072
Purchases of portfolio investments	—	161,300	50,800	—	—	19,898	3,072	10,247	245,317
Payment-in-kind interest	198	7,148	1,816	163	—	—	—	—	9,325
Accretion (amortization) of discounts and premiums, net	—	178	1,250	—	—	30	6,381	—	7,839
Repayments and sales of portfolio investments	(8,857)	(33,475)	(11,764)	(1)	(52)	—	—	—	(54,149)
Transfers within Level 3	—	—	—	—	—	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—	—	—	—	—	—
Fair value as of September 30, 2018	$29,871	$2,601,554	$1,290,476	$31,178	$—	$27,424	$937,899	$1,018,281	$5,936,683

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
For the three months ended September 30, 2019 and September 30, 2018, the net change in unrealized (losses) gains on the investments that use Level 3 inputs was ($49,639) and $2,094 for investments still held as of September 30, 2019 and September 30, 2018, respectively.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2019 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
Senior Secured Debt	$1,202,882	Discounted Cash Flow (Yield analysis)	Market yield	5.4% - 18.3%	9.9%
Senior Secured Debt	385,206	Enterprise Value Waterfall (Market approach)	EBITDA multiple	3.0x - 8.8x	7.1x
Senior Secured Debt	115,535	Enterprise Value Waterfall (Market approach)	Revenue multiple	0.5x - 1.3x	1.0x
Senior Secured Debt	59,115	Enterprise Value Waterfall (Discounted cash flow)	Discount rate	7.2% - 10.0%	8.4%
Senior Secured Debt	26,850	Liquidation Analysis	N/A	N/A	N/A
Senior Secured Debt (1)	111,317	Enterprise Value Waterfall	Loss-adjusted discount rate	4.1% - 15.0%	10.5%
Senior Secured Debt (2)	433,553	Enterprise Value Waterfall (NAV Analysis)	Capitalization rate	3.9% - 7.9%	5.9%
		Discounted Cash Flow	Discount rate	6.5% - 7.5%	7.0%
Subordinated Secured Debt	870,539	Discounted Cash Flow (Yield analysis)	Market yield	6.0% - 25.0%	11.4%
Subordinated Secured Debt	28,622	Enterprise Value Waterfall (Market approach)	EBITDA multiple	7.5x - 8.5x	8.0x
Subordinated Secured Debt	3,996	Liquidation analysis	N/A	N/A	N/A
Subordinated Secured Debt (3)	353,837	Enterprise Value Waterfall (Market approach)	Tangible book value multiple	0.9x - 3.0x	2.7x
Subordinated Unsecured Debt	42,522	Enterprise Value Waterfall (Market approach)	EBITDA multiple	5.7x - 12.0x	11.5x
Rated Secured Structured Notes	52,139	Discounted Cash Flow	Discount rate (4)	10.3% - 12.1%	10.8%
Subordinated Structured Notes	818,268	Discounted Cash Flow	Discount rate (4)	1.9% - 28.4%	19.8%
Preferred Equity	78,704	Enterprise Value Waterfall (Market approach)	EBITDA multiple	4.3x - 8.5x	7.1x
Common Equity/Interests/Warrants	108,635	Enterprise value waterfall (Market approach)	EBITDA multiple	4.0x - 12.0x	5.1x
Common Equity/Interests/Warrants (1)	2,175	Enterprise value waterfall	Loss-adjusted discount rate	4.1% - 15.0%	10.5%
Common Equity/Interests/Warrants (2)	386,775	Enterprise value waterfall (NAV analysis)	Capitalization rate	3.9% - 7.9%	5.9%
		Discounted cash flow	Discount rate	6.5% - 7.5%	7.0%
Common Equity/Interests/Warrants	4,502	Enterprise value waterfall (Market approach)	Revenue multiple	0.5x to 1.3x	0.8x
Common Equity/Interests/Warrants (5)	257,171	Enterprise value waterfall (Market approach)	Tangible book value multiple	0.9x - 3.0x	2.8x
Common Equity/Interests/Warrants (6)	35,162	Discounted cash flow	Capitalization rate	3.9% - 7.9%	5.9%
Common Equity/Interests/Warrants	31,279	Discounted cash flow	Discount rate	7.4% - 9.4%	8.4%
Common Equity/Interests/Warrants	14,938	Liquidation analysis	N/A	N/A	N/A
Escrow Receivable	2,275	Discounted cash flow	Discount rate	5.9% - 7.0%	6.5%
Total Level 3 Investments	$5,425,997

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(1)
Represents an investment in a Real Estate Investment subsidiary. The Enterprise Value analysis includes the fair value of our investments in such indirect subsidiary’s consumer loans purchased from online consumer lending platforms, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above. In addition, the valuation also used projected loss rates as an unobservable input ranging from 0.0%-11.1%, with a weighted average of 1.0%.

(2)	Represents Real Estate Investments. Enterprise Value Waterfall methodology uses both the net asset value analysis and discounted cash flow technique, which are weighted equally (50%).

(3)
Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes tangible book value multiples, as noted above. In addition, the valuation of certain consumer finance companies utilizes the enterprise value waterfall technique whereby the significant unobservable input is the earnings multiple and the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies the earnings multiple ranges from 8.5x to 12.0x with a weighted average of 11.1x and the discount rate ranges from 12.3% to 14.3% with a weighted average of 13.0%.

(4)
Represents the implied discount rate based on our internally generated single-cash flow model that is derived from the fair value estimated by the corresponding multi-path cash flow model utilized by the independent valuation firm.

(5)
Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes tangible book value multiples, as noted above. In addition, the valuation of certain consumer finance companies utilizes the enterprise value waterfall technique whereby the significant unobservable input is the earnings multiple and the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies the earnings multiple ranges from 8.5x to 12.0x with a weighted average of 11.3x and the discount rate ranges from 12.3% to 14.3% with a weighted average of 12.9%.

(6)	Represents Residual Profit Interests in Real Estate Investments.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2019 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
Senior Secured Debt	$1,260,526	Discounted Cash Flow (Yield analysis)	Market yield	5.6% - 19.1%	10.3%
Senior Secured Debt	434,524	Enterprise Value Waterfall (Market approach)	EBITDA multiple	3.0x - 9.5x	7.7x
Senior Secured Debt	128,152	Enterprise Value Waterfall (Market approach)	Revenue multiple	0.5x - 1.3x	1.1x
Senior Secured Debt	54,841	Enterprise Value Waterfall (Discounted cash flow)	Discount rate	7.6% - 10.5%	8.9%
Senior Secured Debt (1)	172,000	Enterprise Value Waterfall	Loss-adjusted discount rate	3.9% - 14.1%	10.6%
Senior Secured Debt (2)	433,553	Enterprise Value Waterfall (NAV Analysis)	Capitalization Rate	3.9% - 7.9%	5.9%
		Discounted Cash Flow	Discount rate	6.5% - 7.5%	7.0%
Subordinated Secured Debt	930,385	Discounted Cash Flow (Yield analysis)	Market yield	6.1% - 26.4%	11.5%
Subordinated Secured Debt	28,622	Enterprise Value Waterfall (Market approach)	EBITDA multiple	8.0x - 9.0x	8.5x
Subordinated Secured Debt	18,866	Liquidation Analysis	N/A	N/A	N/A
Subordinated Secured Debt (3)	351,926	Enterprise Value Waterfall (Market approach)	Book value multiple	0.8x - 3.0x	2.7x
Subordinated Unsecured Debt	33,058	Enterprise Value Waterfall (Market approach)	EBITDA multiple	5.8x - 11.3x	10.8x
Rated Secured Structured Notes	46,851	Discounted Cash Flow	Discount rate (4)	10.7% - 11.1%	10.9%
Subordinated Structured Notes	850,694	Discounted Cash Flow	Discount rate (4)	2.2% - 34.2%	19.8%
Preferred Equity	84,294	Enterprise Value Waterfall (Market approach)	EBITDA multiple	4.0x - 8.5x	7.1x
Common Equity/Interests/Warrants	127,814	Enterprise value waterfall (Market approach)	EBITDA multiple	5.8x - 9.0x	6.5x
Common Equity/Interests/Warrants (1)	4,778	Enterprise value waterfall	Loss-adjusted discount rate	3.9% - 14.1%	10.6%
Common Equity/Interests/Warrants (2)	297,525	Enterprise value waterfall (NAV analysis)	Capitalization rate	3.9% - 7.9%	5.9%
		Discounted cash flow	Discount rate	6.5% - 7.5%	7.0%
Common Equity/Interests/Warrants (5)	246,502	Enterprise value waterfall (Market approach)	Book value multiple	0.8x - 3.0x	2.6x
Common Equity/Interests/Warrants (6)	96,609	Discounted cash flow	Capitalization rate	3.9% - 7.9%	5.9%
Common Equity/Interests/Warrants	34,860	Discounted cash flow	Discount rate	7.1% - 14.6%	8.4%
Common Equity/Interests/Warrants	14,934	Liquidation analysis	N/A	N/A	N/A
Escrow Receivable	2,239	Discounted cash flow	Discount rate	6.1% - 7.2%	6.7%
Total Level 3 Investments	$5,653,553

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(1)
Represents an investment in a Real Estate Investment subsidiary. The Enterprise Value analysis includes the fair value of our investments in such indirect subsidiary’s consumer loans purchased from online consumer lending platforms, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above. In addition, the valuation also used projected loss rates as an unobservable input ranging from 0.0%-12.5%, with a weighted average of 1.3%.

(2)	Represents Real Estate Investments. Enterprise Value Waterfall methodology uses both the net asset value analysis and discounted cash flow technique, which are weighted equally (50%).

(3)
Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes tangible book value multiples as noted above. In addition, the valuation of certain consumer finance companies utilizes the enterprise value waterfall technique whereby the significant unobservable input is the earnings multiple and the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies the earnings multiple ranges from 8.8x to 12.5x with a weighted average of 11.5x and the discount rate ranges from 12.7% to 14.6% with a weighted average of 13.3%.

(4)
Represents the implied discount rate based on our internally generated single-cash flow model that is derived from the fair value estimated by the corresponding multi-path cash flow model utilized by the independent valuation firm.

(5)
Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes book value multiples as noted above. In addition, the valuation of certain consumer finance companies utilizes the enterprise value waterfall technique whereby the significant unobservable input is the earnings multiple and the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies the earnings multiple ranges from 8.8x to 12.5x with a weighted average of 11.8x and the discount rate ranges from 12.7% to 14.6% with a weighted average of 13.3%.

(6)	Represents Residual Profit Interests in Real Estate Investments.
Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, management and the independent valuation firm look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. In determining the range of values for debt instruments where market quotations are not available, except CLOs and debt investments in controlling portfolio companies, management and the independent valuation firm estimated corporate and security credit ratings and identified corresponding yields to maturity for each loan from relevant market data. A discounted cash flow technique was then applied using the appropriate yield to maturity as the discount rate, to determine a range of values. In determining the range of values for debt investments of controlled companies and equity investments, the enterprise value was determined by applying a market approach such as using earnings before income interest, tax, depreciation and amortization (“EBITDA”) multiples, net income and/or book value multiples for similar guideline public companies and/or similar recent investment transactions and/or an income approach, such as the discounted cash flow technique. The enterprise value technique may also be used to value debt investments which are credit impaired. For stressed debt and equity investments, a liquidation analysis was used.
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
During the three months ended September 30, 2019, the valuation methodology for Engine Group, Inc. (“Engine”) changed to remove the waterfall analysis. As a result of the company’s performance, the fair value of our investment in Engine increased to $36,320 as of September 30, 2019, a discount of $2,957 from its amortized cost, compared to the $4,833 unrealized depreciation recorded at June 30, 2019.
During the three months ended September 30, 2019, the valuation methodology for JD Power and Associates (“JD Power”) changed to incorporate a takeout analysis. The fair value of our investment in JD Power remained at $25,222 as of September 30, 2019, a premium of $132 from its amortized cost, same as recorded at June 30, 2019.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the three months ended September 30, 2019, the valuation methodology for Research Now Group, Inc. & Survey Sampling International LLC (“Research Now”) changed to remove the Markit quotes and the relative value approach. As a result of a decrease in observed credit spreads, the fair value of our investment in Research Now increased to $59,825 as of September 30, 2019, a premium of $3,105 from its amortized cost, compared to the $3,084 unrealized appreciation recorded at June 30, 2019.
During the three months ended September 30, 2019, the valuation methodology for SMG US Midco (“SMG”) changed to remove the relative value approach. As a result of the company’s performance, the fair value of our investment in SMG remained at $7,485 as of September 30, 2019, equivalent to its amortized cost, same as recorded at June 30, 2019.
During the three months ended September 30, 2019, four of our Subordinated Structured Notes were deemed to have an other-than-temporary loss. In accordance with ASC 325-40, Beneficial Interest in Securitized Financial Assets, we recorded a total loss of $2,420 related to these investments for the amount our amortized cost exceeded fair value as of the respective determination dates. During the three months ended September 30, 2018, there was no OTTI assessed for any Subordinated Structured Notes within our portfolio.
During the three months ended September 30, 2019, we received partial repayments of $60,683 of our loans previously outstanding with NPRC.
The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of September 30, 2019, the outstanding investment in online consumer loans by certain of NPRC’s wholly owned subsidiaries was comprised of 21,000 individual loans and residual interest in four securitizations, and had an aggregate fair value of $107,654. The average outstanding individual loan balance is approximately $4 and the loans mature on dates ranging from October 1, 2019 to April 19, 2025 with a weighted-average outstanding term of 21 months as of September 30, 2019. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 23.1%. As of September 30, 2019, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $113,492.
As of September 30, 2019, based on outstanding principal balance, 9.4% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 24.8% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 65.8% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$7,459	$7,197	4.0% - 24.1%	12.5%
Prime	19,766	18,819	4.0% - 36.0%	17.5%
Near Prime	52,492	48,848	6.0% - 36.0%	26.7%
*Weighted by outstanding principal balance of the online consumer loans.

As of September 30, 2019, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $708,706 and a fair value of $968,982, including our investment in online consumer lending as discussed above. As of September 30, 2019, our investment in NPRC and its wholly owned subsidiaries relating to the real estate portfolio had a fair value of $855,490. This portfolio was comprised of thirty-six multi-families properties, twelve self-storage properties, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of September 30, 2019.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	—
3	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,246
4	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,688
5	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,419
6	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,350
7	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	13,931
8	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,088
9	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	7,556

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
10	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
11	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
12	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
13	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
14	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
15	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
16	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
17	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	8,927	6,695
18	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
19	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	86,377
20	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	15,743
21	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,911
22	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	30,359
23	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	17,272
24	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	17,509
25	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	25,073
26	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	19,471
27	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,871
28	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
29	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
30	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
31	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
32	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
33	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
34	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	43,093
35	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
36	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
37	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
38	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
39	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	48,612
40	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
41	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	15,459
42	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
43	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
44	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
45	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
46	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	44,044
47	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	14,185
48	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
49	Laurel Pointe Holdings, LLC	Forest Park, GA	5/9/2018	33,005	26,400
50	Bradford Ridge Holdings, LLC	Forest Park, GA	5/9/2018	12,500	10,000
51	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
52	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	39,525
53	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	19,335
54	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
55	Ashwood Ridge Holdings LLC	Jonesboro, GA	9/21/2018	9,600	7,300
56	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
57	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
58	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
59	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
				$1,799,757	$1,510,743

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

On July 16, 2019, we sold $16,000, or 8.39%, of the outstanding principal balance of the senior secured note investment in Broder Bros., Co. We recorded a realized loss of $120 as a result of these transactions.
On August 6, 2019, Medmark repaid the $7,000 subordinated secured loan receivable to us. We recorded a realized gain of $13 as a result of these transactions.
As of September 30, 2019, $3,118,791 of our loans to portfolio companies and investments in RSSNs, at fair value, bear interest at floating rates and have LIBOR floors ranging from 0.0% - 3.0%. As of September 30, 2019, $591,885 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 1.0% - 20.5%. As of June 30, 2019, $3,294,584 of our loans to portfolio companies, at fair value, bore interest at floating rates and have LIBOR floors ranging from 0.0% - 3.0%. As of June 30, 2019, $598,720 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 1.0% - 20.5%.
At September 30, 2019, nine loan investments were on non-accrual status: Edmentum Ultimate Holdings, LLC (“Edmentum,” the Unsecured Junior PIK Note), Interdent (the Senior Secured Term Loan C and Senior the Secured Term Loan D), Pacific World Corporation (the Senior Secured Term Loan A and the Senior Secured Term Loan B), United Sporting Companies, Inc. (“USC”), USES Corp. (“USES,” the Senior Secured Term Loan A and the Senior Secured Term Loan B), and UTP (the Senior Secured Term Loan B). At June 30, 2019, nine loan investments were on non-accrual status: Edmentum (the Unsecured Junior PIK Note), InterDent (the Senior Secured Term Loan C and the Senior Secured Term Loan D), Pacific World Corporation (the Senior Secured Term Loan A and the Senior Secured Term Loan B), USC, USES (the Senior Secured Term Loan A and the Senior Secured Term Loan B), and UTP (the Senior Secured Term Loan B). Cost balances of these loans amounted to $469,328 and $487,356 as of September 30, 2019 and June 30, 2019, respectively. The fair value of these loans amounted to $132,861 and $167,833 as of September 30, 2019 and June 30, 2019, respectively. The fair values of these investments represent approximately 2.4% and 2.9% of our total assets at fair value as of September 30, 2019 and June 30, 2019, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of September 30, 2019 and June 30, 2019, we had $22,439 and $23,375, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of September 30, 2019 and June 30, 2019.
We have guaranteed $2,571 in standby letters of credit issued through a financial intermediary and $1,314 of equipment lease obligations on behalf of InterDent, Inc. (“InterDent”) as of September 30, 2019. Under these arrangements, we would be required to make payments to the financial intermediary or equipment lease provider, respectively, if InterDent was to default on their related payment obligations. As of September 30, 2019, we have not recorded a liability on the statement of assets and liabilities for these guarantees as the likelihood of default on the standby letters of credit or equipment lease is deemed to be remote.
Unconsolidated Significant Subsidiaries
Our investments are generally in small and mid-sized companies in a variety of industries. In accordance with Regulation S-X 3-09 and Regulation S-X 4-08(g), we must determine which of our unconsolidated controlled portfolio companies are considered “significant subsidiaries,” if any. In evaluating these investments, there are three tests utilized to determine if any of our controlled investments are considered significant subsidiaries: the asset test, the income test and the investment test. Regulation S-X 3-09 requires separate audited financial statements of an unconsolidated subsidiary in an annual report if any of the three tests exceed 20%. Regulation S-X 4-08(g) requires summarized financial information in an annual report if any of the three tests exceeds 10%.
Pursuant to Regulation S-X 10-01(b), Interim Financial Statements, summarized interim income statement information is required for an unconsolidated subsidiary within a quarterly report if the unconsolidated subsidiary would otherwise require separate audited financial statements within an annual report pursuant to Regulation S-X 3-09.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

CP Energy Services Inc. (“CP Energy”) is a significant subsidiary due to income for the three months ended September 30, 2019. The following table shows summarized income statement information for CP Energy for the periods included in this quarterly report:

	Three Months Ended September 30,
Summary Statement of Operations	2019	2018
Total revenue	$13,189	$20,387
Cost of sales	10,193	13,814
Operating expenses	2,211	2,124
Other expenses (including tax expense)	7,479	7,066
Net loss	(6,694)	(2,617)
First Tower Finance Company LLC (“First Tower Finance”), which was a significant subsidiary due to income for our fiscal years ending June 30, 2019 and June 30, 2018, is a significant subsidiary due to income for the three months ended September 30, 2019. The following table shows summarized income statement information for First Tower Finance for the periods included in this quarterly report:

	Three Months Ended September 30,
Summary Statement of Operations	2019	2018
Total revenue	$69,188	$66,617
Total expenses	70,486	67,547
Loss before income tax	(1,298)	(930)
Income tax	16	50
Net loss	(1,314)	(980)
InterDent, Inc. (“InterDent”) is a significant subsidiary due to income for the three months ended September 30, 2019. The following table shows summarized income statement information for InterDent for the periods included in this quarterly report:

	Three Months Ended September 30,
Summary Statement of Operations	2019	2018
Total revenue	$73,274	$79,613
Cost of sales	57,645	60,743
Operating expenses	18,388	20,449
Other expenses (including tax expense)	8,347	8,218
Net loss	(11,106)	(9,797)
National Property REIT Corp. (“NPRC”), which was a significant subsidiary due to assets and income for our fiscal years ending June 30, 2019 and June 30, 2018, is a significant subsidiary due to assets and income for the three months ended September 30, 2019. The following table shows summarized income statement information for NPRC for the periods included in this quarterly report:

	Three Months Ended September 30,
Summary Statement of Operations	2019	2018
Total revenue	$216,601	$100,644
Operating expenses	103,997	83,069
Operating income	112,604	17,575
Depreciation and amortization	(23,843)	(18,198)
Fair value adjustment	(2,869)	(8,080)
Net income (loss)	85,892	(8,703)

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Pacific World Corporation (“Pacific World”), which was a significant subsidiary due to income for our fiscal year ending June 30, 2019, is a significant subsidiary due to income for the three months ended September 30, 2019. The following table shows summarized income statement information for Pacific World for the periods included in this quarterly report:

	Three Months Ended September 30,
Summary Statement of Operations	2019	2018
Net Sales	$17,705	$24,421
Cost of sales	14,595	18,300
Selling, general and administrative expenses	10,537	20,255
Interest expense	6,108	5,622
Other expense (income), net	1,140	773
Income tax expense (benefit)	81	101
Net loss	(14,756)	(20,630)
Valley Electric Company, Inc. (“Valley Electric”), which was a significant subsidiary due to income for our fiscal year ending June 30, 2019, is a significant subsidiary due to income for the three months ended September 30, 2019. The following table shows summarized income statement information for Valley Electric for the periods included in this quarterly report:

	Three Months Ended September 30,
Summary Statement of Operations	2019	2018
Total revenue	$69,279	$53,480
Cost of sales	59,794	41,887
Operating expenses	3,756	3,670
Other expenses (including tax expense)	2,190	1,874
Net income	3,539	6,049
The SEC has requested comments on the proper mechanics of how the calculations related to Regulation S-X 3-09 and Regulation S-X 4-08(g) should be completed. There is currently diversity in practice for the calculations. We expect that the SEC will clarify the calculation methods in the future.
Note 4. Revolving Credit Facility
On August 29, 2014, we renegotiated our previous credit facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility”). The lenders had extended commitments of $885,000 under the 2014 Facility as of June 30, 2018. The 2014 Facility included an accordion feature which allowed commitments to be increased up to $1,500,000 in the aggregate. Interest on borrowings under the 2014 Facility was one-month LIBOR plus 225 basis points. Additionally, the lenders charged a fee on the unused portion of the 2014 Facility equal to either 50 basis points if at least 35% of the credit facility was drawn or 100 basis points otherwise.
On August 1, 2018, we renegotiated the 2014 Facility and closed an expanded five and a half year revolving credit (the “2018 Facility”). The lenders had extended commitments of $1,132,500 as of June 30, 2019. The 2018 Facility included an accordion feature which allowed commitments to be increased up to $1,500,000 in the aggregate.

On September 9, 2019, we amended the 2018 Facility and closed an expanded revolving credit facility (the “2019 Facility” and collectively with the 2014 Facility and the 2018 Facility, the “Revolving Credit Facility”). The lenders had extended commitments of $1,077,500 as of September 30, 2019. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The Revolving Credit Facility Facility matures on September 9, 2024. It includes a revolving period that extends through September 9, 2023, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due, if required by the lenders.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

equity requirements. The Revolving Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. The Revolving Credit Facility also requires the maintenance of a minimum liquidity requirement. As of September 30, 2019, we were in compliance with the applicable covenants.
Interest on borrowings under the 2019 Facility is one-month LIBOR plus 220 basis points. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 50 basis points if more than 60% of the credit facility is drawn, or 100 basis points if more than 35% and an amount less than or equal to 60% of the credit facility is drawn, or 150 basis points if an amount less than or equal to 35% of the credit facility is drawn. The 2019 Facility requires us to pledge assets as collateral in order to borrow under the credit facility.
For the three months ended September 30, 2019 and September 30, 2018, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended September 30,
	2019	2018
Average stated interest rate	4.45%	4.30%
Average outstanding balance	$87,772	$166,141
As of September 30, 2019 and June 30, 2019, we had $640,318 and $684,212, respectively, available to us for borrowing under the Revolving Credit Facility, of which $108,000 and $167,000 was outstanding as of September 30, 2019 and June 30, 2019, respectively. As of September 30, 2019, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,549,718, which represents 27.9% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,077,500. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $10,870 of new fees and $7,787 were carried over for continuing participants from the previous facilities, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of September 30, 2019, $10,745 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities. During the three months ended September 30, 2018, $398 of fees were expensed relating to credit providers in the 2018 Facility who did not commit to the 2019 Facility.
During the three months ended September 30, 2019 and September 30, 2018, we recorded $5,422 and $4,365, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
Note 5. Convertible Notes
2017 Notes
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

2018 Notes
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
2019 Notes
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
2020 Notes
On April 11, 2014, we issued $400,000 aggregate principal amount of convertible notes that mature on April 15, 2020 (the “2020 Notes”), unless previously converted or repurchased in accordance with their terms. The 2020 Notes bear interest at a rate of 4.75% per year, payable semi-annually on April 15 and October 15 each year, beginning October 15, 2014. Total proceeds from the issuance of the 2020 Notes, net of underwriting discounts and offering costs, were $387,500. On January 30, 2015, we repurchased $8,000 aggregate principal amount of the 2020 Notes at a price of 93.0, including commissions. As a result of this transaction, we recorded a gain of $332, in the amount of the difference between the reacquisition price and the net carrying amount of the 2020 Notes, net of the proportionate amount of unamortized debt issuance cost. During the three months ended December 31, 2018, we repurchased an additional $13,500 aggregate principal amount of the 2020 Notes at a price of 99.5, including commissions. As a result of this transaction, we recorded a loss of $41, in the amount of the difference between the reacquisition price and the net carrying amount of the 2020 Notes, net of the proportionate amount of unamortized debt issuance costs. During the three months ended March 31, 2019, we repurchased an additional $129,798 aggregate principal amount of the 2020 Notes at a weighted average price of 101.4, including commission. As a result of these transactions, we recorded a net loss of $2,787 during the three months ended March 31, 2019, in the amount of the difference between the reacquisition price and the net carrying amounts of the 2020 Notes, net of the proportionate amount of unamortized debt issuance costs. During the three months ended June 30, 2019, we repurchased an additional $24,588 aggregate principal amount of the 2020 Notes at a weighted average price of $101.10, including commissions. As a result of these transactions, we recorded a net loss of $414 during the three months ended June 30, 2019, in the amount of the difference of the reacquisition price and the net carrying amounts of the 2020 Notes, net of the proportionate amount of unamortized debt issuance costs.
On June 28, 2019, we commenced a tender offer to purchase for cash any and all of the $224,114 then outstanding aggregate principal amount of the 2020 Notes (“June Tender Offer”). On July 27, 2019, $32,948 aggregate principal amount of the 2020 Notes, representing 14.7% of the previously outstanding 2020 Notes, were validly tendered and accepted. On August 12, 2019, we commenced a tender offer to purchase for cash up to $60,000 aggregate principal amount of the 2020 Notes (“August Tender Offer”). On September 10, 2019, $13,597 aggregate principal amount of the 2020 Notes, representing 7.1% of the previously outstanding 2020 Notes, were validly tendered and accepted. The June Tender Offer and August Tender Offer, (collectively, the “2020 Notes Tender Offers”), resulted in our recognizing a loss of $686. As of September 30, 2019, the outstanding aggregate principal amount of the 2020 Notes is $177,569. On September 24, 2019, we commenced a tender offer to purchase for cash up to $40,000 outstanding aggregate principal amount of the 2020 Notes (“September Tender Offer”). The September Tender Offer expired at 12:00 midnight, New York City time, on October 23, 2019 (one minute after 11:59 p.m. New York City time, on October 22, 2019) (Note 18).
2022 Notes
On April 11, 2017, we issued $225,000 aggregate principal amount of convertible notes that mature on July 15, 2022 (the “Original 2022 Notes”), unless previously converted or repurchased in accordance with their terms. The Original 2022 Notes bear interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2017. Total proceeds from the issuance of the Original 2022 Notes, net of underwriting discounts and offering costs, were $218,010. On May 18, 2018, we issued an additional $103,500 aggregate principal amount of convertible notes that mature on July 15, 2022 (the “Additional

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

2022 Notes,” and together with the Original 2022 Notes, the “2022 Notes”), unless previously converted or repurchased in accordance with their terms. The Additional 2022 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2022 Notes and bear interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2018. Total proceeds from the issuance of the Additional 2022 Notes, net of underwriting discounts and offering costs, were $100,749. As of September 30, 2019, the outstanding aggregate principal amount of the 2022 Notes is $328,500.
2025 Notes
On March 1, 2019, we issued $175,000 aggregate principal amount of senior convertible notes that mature on March 1, 2025 (the “2025 Notes”), unless previously converted or repurchased in accordance with their terms. We granted the underwriters a 13-day over-allotment option to purchase up to an additional $26,250 aggregate principal amount of the 2025 Notes. The underwriters fully exercised the over-allotment option on March 11, 20l9 and we issued $26,250 aggregate principal amount of 2025 Notes at settlement on March 13, 2019. The 2025 Notes bear interest at a rate of 6.375% per year, payable semi-annually on March 1 and September 1 each year, beginning September 1, 2019. Total proceeds from the issuance of the 2025 Notes, net of underwriting discounts and offering costs, were $198,674. As of September 30, 2019, the outstanding aggregate principal amount of the 2025 Notes is $201,250.

Certain key terms related to the convertible features for the 2020 Notes, the 2022 Notes, and the 2025 Notes (collectively, the “Convertible Notes”) are listed below:

	2020 Notes	2022 Notes	2025 Notes
Initial conversion rate(1)	80.6647	100.2305	110.7420
Initial conversion price	$12.40	$9.98	$9.03
Conversion rate at September 30, 2019(1)(2)	80.6670	100.2305	110.7420
Conversion price at September 30, 2019(2)(3)	$12.40	$9.98	$9.03
Last conversion price calculation date	4/11/2019	4/11/2019	3/1/2019
Dividend threshold amount (per share)(4)	$0.110525	$0.083330	$0.060000

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)	The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

In connection with the issuance of the Convertible Notes, we recorded a discount of $4,025 and debt issuance costs of $22,352 which are being amortized over the terms of the Convertible Notes. As of September 30, 2019, $3,700 of the original issue discount and $8,918 of the debt issuance costs remain to be amortized and are included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended September 30, 2019 and September 30, 2018, we recorded $10,655 and $11,435, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
Note 6. Public Notes
2023 Notes
On March 15, 2013, we issued $250,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Original 2023 Notes”). The Original 2023 Notes bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2013. Total proceeds from the issuance of the Original 2023 Notes, net of underwriting discounts and offering costs, were $243,641. On June 20, 2018, we issued an additional $70,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Additional 2023 Notes,” and together with the Original 2023 Notes, the “2023 Notes”). The Additional 2023 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2023 Notes and bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the Additional 2023 Notes, net of underwriting discounts, were $69,403. As of September 30, 2019, the outstanding aggregate principal amount of the 2023 Notes is $320,000.
5.00% 2019 Notes
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
2024 Notes
On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market (“ATM”) program with FBR Capital Markets & Co. through which we could sell, by means of ATM offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes (“Initial 2024 Notes ATM”). Following the initial 2024 Notes ATM, the aggregate principal amount of the 2024 Notes issued was $199,281 for net proceeds of $193,253, after commissions and offering costs. On July 2, 2018, we entered into a second ATM program with B. Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of the 2024 Notes (“Second 2024 Notes ATM,” and together with the Initial 2024 Notes ATM, the “2024 Notes Follow-on Program”). The 2024 Notes are listed on the New York Stock Exchange (“NYSE”) and trade thereon under the ticker “PBB”. During the year ended June 30, 2019, we issued an additional $35,162 aggregate principal amount under the Second 2024 Notes ATM, for net proceeds of $34,855, after commissions and offering costs. As of September 30, 2019, the outstanding aggregate principal amount of the 2024 Notes is $234,443.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

2028 Notes
On June 7, 2018, we issued $55,000 aggregate principal amount of unsecured notes that mature on June 15, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts and offering costs were $53,119. On July 2, 2018, we entered into an ATM program with B. Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2028 Notes (“2028 Notes ATM” or “2028 Notes Follow-on Program”). The 2028 Notes are listed on the NYSE and trade thereon under the ticker “PBY”. During the year ended June 30, 2019, we issued an additional $15,761 aggregate principal amount under the 2028 Notes ATM, for net proceeds of $15,530, after commissions and offering costs. As of September 30, 2019, the outstanding aggregate principal amount of the 2028 Notes is $70,761.
6.375% 2024 Notes
On October 1, 2018, we issued $100,000 aggregate principal amount of unsecured notes that mature on January 15, 2024 (the “6.375% 2024 Notes”). The 6.375% 2024 Notes bear interest at a rate of 6.375% per year, payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2019. Total proceeds from the issuance of the 6.375% 2024 Notes, net of underwriting discounts and offering costs, were $98,985. As of September 30, 2019, the outstanding aggregate principal amount of the 6.375% 2024 Notes is $100,000.
2029 Notes
On December 5, 2018, we issued $50,000 aggregate principal amount of unsecured notes that mature on June 15, 2029 (the “2029 Notes”). The 2029 Notes bear interest at a rate of 6.875% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning March 15, 2019. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts and offering costs, were $48,057. On February 9, 2019, we entered into an ATM program with B. Riley FBR, Inc., BB&T Capital Markets, and Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2029 Notes (“2029 Notes ATM” or “2029 Notes Follow-on Program”). The 2029 Notes are listed on the NYSE and trade thereon under the ticker “PBC”. During the year ended June 30, 2019, we issued an additional $19,170 aggregate principal amount under the 2029 Notes ATM, for net proceeds of $18,523, after commissions and offering costs. As of September 30, 2019, the outstanding aggregate principal amount of the 2029 Notes is $69,170.

The 2023 Notes, the 2024 Notes, the 2028 Notes, the 6.375% 2024 Notes, and the 2029 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $4,112 and debt issuance costs of $16,226, which are being amortized over the terms of the notes. As of September 30, 2019, $2,404 of the original issue discount and $10,969 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended September 30, 2019 and September 30, 2018, we recorded $12,818 and $11,363, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
Note 7. Prospect Capital InterNotes®
On February 16, 2012, we entered into a selling agent agreement (the “Original Selling Agent Agreement”) with Incapital LLC, as purchasing agent for our issuance and sale from time to time of up to $500,000 of Prospect Capital InterNotes®, which was increased to $1,500,000 in May 2014. We sold approximately $1,454,466 in aggregate principal amount Prospect Capital InterNotes® under the Original Selling Agent Agreement. On May 10, 2019, the Original Selling Agent Agreement was terminated, and we entered into a new selling agent agreement with Incapital LLC (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (the “InterNotes® Offering”). Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the three months ended September 30, 2019, we issued $95,135 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $93,459. These notes were issued with stated interest rates ranging from 3.75% to 5.50% with a weighted average interest rate of 4.51%. These notes mature between July 15, 2024 and October 15, 2029. The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2019:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$32,479	3.75%–5.00%	4.44%	July 15, 2024 – October 15, 2024
7	24,020	4.00%–5.25%	4.32%	July 15, 2026 – October 15, 2026
10	38,636	3.75%–5.50%	4.69%	July 15, 2029 – October 15, 2029
	$95,135
During the three months ended September 30, 2018, we issued $39,757 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $39,093. These notes were issued with stated interest rates ranging from 5.00% to 6.00% with a weighted average interest rate of 5.48%. These notes mature between July 15, 2022 and September 15, 2028. The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2018:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$18,668	5.00%	5.00%	July 15, 2023 – September 15, 2023
7	7,172	5.50%–5.75%	5.73%	July 15, 2025 – September 15, 2025
8	385	5.75%	5.75%	August 15, 2025 – March 15, 2026
10	13,532	6.00%	6.00%	July 15, 2028 – September 15, 2028
	$39,757
During the three months ended September 30, 2019, we redeemed, prior to maturity, $143,980 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 5.26% in order to replace shorter maturity debt with longer-term debt. During the three months ended September 30, 2019, we repaid $1,479 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2019 was $1,193.

The following table summarizes the Prospect Capital InterNotes® outstanding as of September 30, 2019:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$227,889	3.75% – 5.75%	4.96%	April 15, 2022 – October 15, 2024
6.5	4,750	5.25%	5.25%	April 15, 2022 – May 15, 2022
7	90,596	4.00% – 6.00%	5.32%	May 15, 2022 – October 15, 2026
8	24,500	4.50% – 5.75%	4.67%	August 15, 2025 – July 15, 2026
10	132,670	3.75% – 6.85%	5.64%	April 15, 2022 – October 15, 2029
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,077	5.25% – 6.00%	5.35%	May 15, 2028 – November 15, 2028
18	19,157	4.13% – 6.25%	5.58%	December 15, 2030 – August 15, 2031
20	3,887	5.75% – 6.00%	5.90%	November 15, 2032 – October 15, 2033
25	31,295	6.25% – 6.50%	6.39%	August 15, 2038 – May 15, 2039
30	102,576	5.50% – 6.75%	6.25%	November 15, 2042 – October 15, 2043
	$657,375

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the three months ended September 30, 2018, we redeemed, prior to maturity $29,360 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.70% in order to replace debt with shorter maturity dates. During the three months ended September 30, 2018, we repaid $2,434 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2018 was $256.
The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2019:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$283,450	4.00% – 5.75%	5.10%	July 15, 2021 - June 15, 2024
5.5	1,399	4.25%	4.25%	July 15, 2020
6.5	34,745	5.10% – 5.25%	5.24%	January 15, 2022 - May 15, 2022
7.0	83,731	4.00% – 6.00%	5.56%	January 15, 2020 - June 15, 2026
8	1,996	5.75%	5.75%	February 15, 2021
8.0	24,500	4.50% – 5.75%	4.67%	August 15, 2025 - July 15, 2026
10	99,529	5.50% – 7.00%	6.09%	March 15, 2022 - June 15, 2029
12.0	2,978	6.00%	6.00%	November 15, 2025 - December 15, 2025
15	17,077	5.25% – 6.00%	5.35%	May 15, 2028 - November 15, 2028
18	19,306	4.13% – 6.25%	5.58%	December 15, 2030 - August 15, 2031
20	3,887	6.00%	5.90%	November 15, 2032 - October 15, 2033
25	31,855	6.25% – 6.50%	6.39%	August 15, 2038 - May 15, 2039
30	103,246	5.50% – 6.75%	6.24%	November 15, 2042 - October 15, 2043
	$707,699
In connection with the issuance of Prospect Capital InterNotes®, we incurred $27,407 of fees which are being amortized over the term of the notes, of which $12,561 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of September 30, 2019.
During the three months ended September 30, 2019 and September 30, 2018, we recorded $10,003 and $10,745, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 8. Fair Value and Maturity of Debt Outstanding
The following table shows our outstanding debt as of September 30, 2019.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility(2)	$108,000	$10,745	$108,000	(3)	$108,000		1ML+2.20%	(6)

2020 Notes	177,569	477	177,092		179,247	(4)	5.35%	(7)
2022 Notes	328,500	6,154	322,346		338,036	(4)	5.71%	(7)
2025 Notes	201,250	5,987	195,263		213,492	(4)	6.63%	(7)
Convertible Notes	707,319		694,701		730,775

6.375% 2024 Notes	100,000	957	99,043		107,180	(4)	6.64%	(7)
2023 Notes	320,000	3,064	316,936		338,205	(4)	6.09%	(7)
2024 Notes	234,443	4,579	229,864		237,256	(4)	6.76%	(7)
2028 Notes	70,761	2,292	68,469		72,459	(4)	6.77%	(7)
2029 Notes	69,170	2,481	66,689		72,928	(4)	7.38%	(7)
Public Notes	794,374		781,001		828,028

Prospect Capital InterNotes®	657,375	12,561	644,814		713,074	(5)	6.16%	(8)
Total	$2,267,068		$2,228,516		$2,379,877

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of September 30, 2019.

(2)	The maximum draw amount of the Revolving Credit facility as of September 30, 2019 is $1,077,500.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Note 2 for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread based on observable market inputs.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following table shows our outstanding debt as of June 30, 2019:

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility(2)	$167,000	$8,529	$167,000	(3)	$167,000		1ML+2.20%	(6)

2020 Notes	224,114	1,012	223,102		226,933	(4)	5.38%	(7)
2022 Notes	328,500	6,681	321,819		330,964	(4)	5.71%	(7)
2025 Notes	201,250	6,174	195,076		207,847	(4)	6.63%	(7)
Convertible Notes	753,864		739,997		765,744

6.375% 2024 Notes	100,000	1,020	98,980		106,747	(4)	5.29%	(7)
2023 Notes	320,000	3,270	316,730		340,314	(4)	6.09%	(7)
2024 Notes	234,443	4,746	229,697		239,788	(4)	6.74%	(7)
2028 Notes	70,761	2,303	68,458		73,025	(4)	6.72%	(7)
2029 Notes	69,170	2,487	66,683		71,245	(4)	7.38%	(7)
Public Notes	794,374		780,548		831,119

Prospect Capital InterNotes®	707,699	12,349	695,350		741,227	(5)	6.16%	(8)
Total	$2,422,937		$2,382,895		$2,505,090

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of June 30, 2019.

(2)	The maximum draw amount of the Revolving Credit facility as of June 30, 2019 is $1,132,500.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Note 2 for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread based on observable market inputs.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

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

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of September 30, 2019:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$108,000	—	$—	$108,000	$—
Convertible Notes	707,319	177,569	328,500	—	201,250
Public Notes	794,374	—	—	654,443	139,931
Prospect Capital InterNotes®	657,375	—	65,418	206,618	385,339
Total Contractual Obligations	$2,267,068	$177,569	$393,918	$969,061	$726,520

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2019:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$167,000	$—	$—	$167,000	$—
Convertible Notes	753,864	224,114	—	328,500	201,250
Public Notes	794,374	—	—	654,443	139,931
Prospect Capital InterNotes®	707,699	4,402	188,037	189,795	325,465
Total Contractual Obligations	$2,422,937	$228,516	$188,037	$1,339,738	$666,646
Note 9. Stock Repurchase Program, Equity Offerings, Offering Expenses, and Distributions
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify shareholders of our intention to purchase our common stock. Our last notice was delivered with our annual proxy mailing on September 19, 2019.
We did not repurchase any shares of our common stock during the three months ended September 30, 2019 and September 30, 2018. As of September 30, 2019, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
Excluding dividend reinvestments, during the three months ended September 30, 2019 and September 30, 2018, we did not issue any shares of our common stock.
During the three months ended September 30, 2019 and September 30, 2018, we distributed approximately $66,111 and $65,694, respectively, to our stockholders. The following table summarizes our distributions declared and payable for the three months ended September 30, 2018 and September 30, 2019.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/9/2018	7/31/2018	8/23/2018	$0.060000	$21,882
5/9/2018	8/31/2018	9/20/2018	0.060000	21,898
8/28/2018	9/28/2018	10/18/2018	0.060000	21,914
Total declared and payable for the three months ended September 30, 2018				$65,694

5/8/2019	7/31/2019	8/22/2019	$0.060000	$22,032
5/8/2019	8/30/2019	9/19/2019	0.060000	22,037
8/27/2019	9/30/2019	10/24/2019	0.060000	22,042
Total declared and payable for the three months ended September 30, 2019				$66,111
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during three months ended September 30, 2019 and September 30, 2018. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to September 30, 2019:

•	$0.06 per share for October 2019 to holders of record on October 31, 2019 with a payment date of November 20, 2019.
During the three months ended September 30, 2019 and September 30, 2018, we issued 232,847 and 815,201 shares of our common stock, respectively, in connection with the dividend reinvestment plan.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the three months ended September 30, 2019, Prospect officers and directors purchased 601,745 shares of our stock, or 0.16% of total outstanding shares as of September 30, 2019, both through the open market transactions and shares issued in connection with our dividend reinvestment plan.
As of September 30, 2019, we have reserved 69,536,510 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5).
Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three months ended September 30, 2019 and September 30, 2018.

	Three Months Ended September 30,
	2019	2018
Structuring, advisory, and amendment fees	$8,310	$4,105
Royalty and Net Revenue interests	3,232	1,823
Administrative agent fees	131	125
Total Other Income	$11,673	$6,053
Note 11. Net Increase (Decrease) in Net Assets per Share
The following information sets forth the computation of net increase in net assets resulting from operations per share during the three months ended September 30, 2019 and September 30, 2018:

	Three Months Ended September 30,
	2019	2018
Net increase in net assets resulting from operations	$18,065	$83,795
Weighted average common shares outstanding	367,238,762	364,783,137
Net increase in net assets resulting from operations per share	$0.05	$0.23
Note 12. Income Taxes
While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is August 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified. The tax return for the tax year ended August 31, 2019 has not been filed. Taxable income and all amounts related to taxable income for the tax year ended August 31, 2019 are estimates and will not be fully determined until the Company’s tax return is filed.
For income tax purposes, dividends paid and distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to shareholders during the tax years ended August 31, 2019, 2018, and 2017 were as follows:

	Tax Year Ended August 31,
	2019	2018	2017
Ordinary income	$263,773	$269,095	$359,215
Capital gain	—	—	—
Return of capital	—	—	—
Total dividends paid to shareholders	$263,773	$269,095	$359,215
We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. shareholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. For the 2019 calendar year, 44.45% of our distributions as of September 30, 2019 qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. shareholders.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

For the tax year ending August 31, 2020, the tax character of dividends paid to shareholders through September 30, 2019 is expected to be ordinary income. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending August 31, 2020.

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended August 31, 2019, 2018, and 2017:

	Tax Year Ended August 31,
	2019	2018	2017
Net increase in net assets resulting from operations	$422,090	$389,732	$254,904
Net realized (gains) losses on investments	(5,923)	26,762	100,765
Net unrealized (gains) on investments	(111,838)	(105,599)	(61,939)
Other temporary book-to-tax differences	(54,505)	(42,583)	(32,117)
Permanent differences	78	31	(772)
Taxable income before deductions for distributions	$249,902	$268,343	$260,841
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. As of August 31, 2019, we had capital loss carryforwards of approximately $193,893 available for use in later tax years. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, some of the Company’s capital loss carryforwards may become permanently unavailable due to limitations by the Code.
For the tax year ended August 31, 2019, we had no cumulative taxable income in excess of cumulative distributions.
As of September 30, 2019, the cost basis of investments for tax purposes was $5,804,500 resulting in an estimated net unrealized loss of $353,940. As of September 30, 2019, the gross unrealized gains and losses were $615,846 and $969,786, respectively. As of June 30, 2019, the cost basis of investments for tax purposes was $5,905,269 resulting in an estimated net unrealized loss of $251,716. As of June 30, 2019, the gross unrealized gains and losses were $595,002 and $846,718, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of September 30, 2019 and June 30, 2019 was calculated based on the book cost of investments as of September 30, 2019 and June 30, 2019, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2019 and 2018, respectively.
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal excise taxes, among other items. During the tax year ended August 31, 2019, we decreased overdistributed net investment income by $78 and decreased capital in excess of par value by $78. During the tax year ended August 31, 2018, we decreased overdistributed net investment income by $31 and decreased capital in excess of par value by $31. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended August 31, 2019 is being recorded in the fiscal year ending June 30, 2020 and the reclassifications for the taxable year ended August 31, 2018 were recorded in the fiscal year ended June 30, 2019.
Note 13. Related Party Agreements and Transactions
Investment Advisory Agreement
We have entered into an investment advisory and management agreement with the Investment Adviser (the “Investment Advisory Agreement”) under which the Investment Adviser, subject to the overall supervision of our Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, us. Under the terms of the Investment Advisory Agreement, the Investment Adviser: (i) determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and (iii) closes and monitors investments we make.
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
The total gross base management fee incurred to the favor of the Investment Adviser was $28,463 and $30,095 during the three months ended September 30, 2019 and September 30, 2018, respectively. The Investment Adviser has entered into a servicing agreement with certain institutions who purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. During the three months ended September 30, 2018, we received payments of $138 from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments, which reduced the base management fees to $29,957 for the three months ended September 30, 2018. No such payments were received during the three months ended September 30, 2019.
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
The total income incentive fee incurred was $17,765 and $21,290 during the three months ended September 30, 2019 and September 30, 2018, respectively. No capital gains incentive fee was incurred during the three months ended September 30, 2019 and September 30, 2018.
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
The allocation of gross overhead expense from Prospect Administration was $4,078 and $3,365 for the three months ended September 30, 2019 and September 30, 2018, respectively. Prospect Administration received estimated payments of $584 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal services during the three months ended September 30, 2019. No such payments were received during the three months ended September 30, 2018. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount. Net overhead during the three months ended September 30, 2019 and September 30, 2018 totaled $3,494 and $3,365, respectively.

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
During the three months ended September 30, 2019 and September 30, 2018, we received payments of $1,453 and $2,043, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration.
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
As of September 30, 2019, we had co-investments with Priority Income Fund, Inc. in the following CLO funds: Apidos CLO XXII, Barings CLO Ltd. 2018-III, Carlyle Global Market Strategies CLO 2016-3, Ltd., Cent CLO 21 Limited, Cent CLO 21 Limited Class E, CIFC Funding 2013-IV, Ltd., CIFC Funding 2014-IV-R, Ltd., CIFC Funding 2014-V, Ltd. Class F, CIFC Funding 2016-I, Ltd., Galaxy XXVIII CLO, Ltd., Galaxy XXVIII CLO, Ltd. Class F, Halcyon Loan Advisors Funding 2014-2 Ltd., Halcyon Loan Advisors Funding 2015-3 Ltd., HarbourView CLO VII-R, Ltd., Jefferson Mill CLO Ltd., Mountain View CLO IX Ltd., Octagon Investment Partners XV, Ltd., Octagon Investment Partners 18-R Ltd., Romark WM-R Ltd., Symphony CLO XIV Ltd., Voya IM CLO 2014-1 Ltd., Voya CLO 2016-3, Ltd. and Voya CLO 2017-3, Ltd.; however, HarbourView CLO VII-R, Ltd. and Octagon Investment Partners 18-R Ltd. are not considered co-investments pursuant to the Order as they were purchased on the secondary market.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

As of September 30, 2019, we had a co-investment with TP Flexible Income Fund, Inc. in Carlyle Global Market Strategies CLO 2014-4-R, Ltd. and Octagon Investment Partners XV, Ltd.; however, these investments are not considered co-investments pursuant to the Order as they were purchased on the secondary market.
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the three months ended September 30, 2019 and September 30, 2018, we recognized expenses that were reimbursed for valuation services of $48 and $53, respectively. Conversely, Priority Income Fund, Inc. and TP Flexible Income Fund, Inc. reimburse us for software fees, expenses which were initially incurred by Prospect. As of September 30, 2019 and June 30, 2019, we accrued a receivable from Priority Income Fund, Inc. and TP Flexible Income Fund, Inc. for software fees of $10 and $43, respectively, which will be reimbursed to us.
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

	Three Months Ended
	September 30, 2019	September 30, 2018
Interest Income	$—	$914
Other Income
Advisory Fee	$—	$1,301
Total Other Income	$—	$1,301
Managerial Assistance (2)	$—	$60
Reimbursement of Legal, Tax, etc. (3)	54	—
(1) All dividends were paid from earnings and profits.
(2) No income recognized by Prospect. MA payments were paid from CCPI to Prospect and subsequently remitted to PA.
(3) Paid from CCPI to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to CCPI (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended
	September 30, 2019	September 30, 2018
Repayment of loan receivable	$—	$223

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings of Delaware LLC (“CP Holdings”), a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy Services, Inc. (“CP Energy”), and the remaining equity is owned by CP Energy management. CP Energy owns directly or indirectly 100% of each of CP Well; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries. On April 6, 2018, Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”), a previously controlled portfolio company, merged with and into CP Energy, with CP Energy continuing as the surviving corporation. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”) a portfolio company of Prospect with $34,399 in senior secured term loans (the “Spartan Term Loans”) due to us as of June 30, 2019. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans.
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

	Three Months Ended
	September 30, 2019	September 30, 2018
Interest Income
Interest Income from CP Energy	$1,193	$1,195
Interest Income from Spartan	1,251	—
Total Interest Income	$2,444	$1,195
Managerial Assistance (1)	$150	$—
(1) No income recognized by Prospect. MA payments were paid from CP Energy to Prospect and subsequently remitted to PA.

	Three Months Ended
	September 30, 2019	September 30, 2018
Interest Income Capitalized as PIK	$1,198	$—

	As of
	September 30, 2019	June 30, 2019
Interest Receivable (2)	$1,193	$1,624
Other Receivables - Due to PA (3)	—	150
Other Receivables (4)	4	35
(2) Interest income recognized but not yet paid.
(3) Managerial assistance recognized but not yet paid by CP Energy and is included by Prospect within Other Receivable and Due to PA.
(4) Represents amounts due from CP Energy to Prospect for reimbursement of expenses paid by Prospect on behalf of CP Energy.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Credit Central Loan Company, LLC
Prospect owns 100% of the equity of Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a Consolidated Holding Company. Credit Central Delaware owns 98.80% of the equity of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC) (“Credit Central”), with entities owned by Credit Central management owning the remaining equity. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC. Credit Central is a branch-based provider of installment loans.

	Three Months Ended
	September 30, 2019	September 30, 2018
Interest Income	$2,981	$3,499
Other Income
Structuring Fee	$112	$—
Total Other Income	$112	$—
Managerial Assistance (1)	$—	$175
Reimbursement of Legal, Tax, etc. (2)	7	—
(1) No income recognized by Prospect. MA payments were paid from Credit Central to Prospect and subsequently remitted to PA.
(2) Paid from Credit Central to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to Credit Central (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended
	September 30, 2019	September 30, 2018
Additions (3)	$5,600	$—
Accreted Original Issue Discount	73	848
Interest Income Capitalized as PIK	963	—
(3) During the three months ended September 30, 2019, Prospect provided $5,600 of equity financing to support growth in Credit Central’s loan portfolio.

	As of
	September 30, 2019	June 30, 2019
Interest Receivable (4)	$16	$963
Other Receivables - Due to PA (5)	—	175
(4) Interest income recognized but not yet paid.
(5) Managerial assistance recognized but not yet paid by Credit Central and is included by Prospect within Other Receivable and Due to PA.

Echelon Transportation LLC (f/k/a Echelon Aviation LLC)
Prospect owns 100% of the membership interests of Echelon Transportation LLC (“Echelon”). Echelon owns 60.7% of the equity of AerLift Leasing Limited (“AerLift”).

	Three Months Ended
	September 30, 2019	September 30, 2018
Interest Income	$2,021	$1,658

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Three Months Ended
	September 30, 2019	September 30, 2018
Additions (1)	$500	$—
Interest Income Capitalized as PIK	3,774	2,125
(1) During the three months ended September 30, 2019, Prospect made a follow-on $500 first lien senior secured debt.

	As of
	September 30, 2019	June 30, 2019
Interest Receivable (2)	$1,384	$3,162
Other Receivables - Due to PA (3)	—	63
Other Receivables (4)	4	3
(2) Interest income recognized but not yet paid.
(3) Managerial assistance recognized but not yet paid by Echelon and is included by Prospect within Other Receivable and Due to PA.
(4) Represents amounts due from Echelon to Prospect for reimbursement of expenses paid by Prospect on behalf of Echelon.
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

	Three Months Ended
	September 30, 2019	September 30, 2018
Interest Income	$14,637	$13,962
Managerial Assistance (1)	600	600
Reimbursement of Legal, Tax, etc. (2)	1	—
(1) No income recognized by Prospect. MA payments were paid from First Tower to Prospect and subsequently remitted to PA.
(2) Paid from First Tower to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to First Tower (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Three Months Ended
	September 30, 2019	September 30, 2018
Interest Income Capitalized as PIK	$2,666	$1,258
Repayment of loan receivable	2,034	2,154

	As of
	September 30, 2019	June 30, 2019
Interest Receivable (3)	$158	$4,897
Other Receivables (4)	7	7
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from Credit Central to Prospect for reimbursement of expenses paid by Prospect on behalf of Credit Central.

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
During the year ended June 30, 2019, Prospect purchased an additional $300 in membership interests in Freedom Marine to support its ongoing operations and liquidity needs.

	As of
	September 30, 2019	June 30, 2019
Other Receivables (1)	$—	$1,125
(1) Represents amounts due from Freedom Marine to Prospect for reimbursement of expenses paid by Prospect on behalf of Freedom Marine.

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
During the six months ended December 31, 2018, Prospect purchased $14,000 of first lien Senior Secured Term Loan A/B from a third-party. In addition, Prospect purchased $5,000 of first lien Senior Secured Term Loan D and transferred $31,558 from Senior Secured Term Loan B to Senior Secured Term Loan C.
On May 3, 2019 Prospect executed warrants to purchase 99.9% of the 100,000 shares of common stock outstanding of
InterDent Inc. at a purchase price of $0.01 per share.

	Three Months Ended
	September 30, 2019	September 30, 2018
Interest Income	$4,659	$6,821

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Three Months Ended
	September 30, 2019	September 30, 2018
Additions (1)	$—	$19,000
Interest Income Capitalized as PIK	3,032	4,150
(1) During the three months ended September 30, 2018, Prospect purchased $14,000 of first lien Senior Secured Term Loan A/B from a third-party. In addition, Prospect purchased $5,000 of first lien Senior Secured Term Loan D and transferred $31,558 from Senior Secured Term Loan B to Senior Secured Term Loan C.

	As of
	September 30, 2019	June 30, 2019
Interest Receivable (2)	$52	$209
Other Receivables (3)	—	6
(2) Interest income recognized but not yet paid.
(3) Represents amounts due from InterDent to Prospect for reimbursement of expenses paid by Prospect on behalf of InterDent.

KRPR, LLC
Prospect owns 100% of the Membership Interest of KRPR, LLC. KRPR, LLC is a luxury pet boarding facility.
MITY, Inc.
Prospect owns 100% of the equity of MITY Holdings of Delaware Inc. (“MITY Delaware”), a Consolidated Holding Company.
As of June 30, 2018, MITY Delaware owns 95.58% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). Effective March 13, 2019, MITY Delaware’s equity ownership of MITY increased to 100%. MITY owns 100% of each of MITY-Lite, Inc. (“MITY-Lite”); Broda USA, Inc. (f/k/a Broda Enterprises USA, Inc.) (“Broda USA”); and Broda Enterprises ULC (“Broda Canada”). MITY is a designer, manufacturer and seller of multipurpose room furniture and specialty healthcare seating products.

During the three months ended December 31, 2016, Prospect formed a separate legal entity, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to Prospect as its shareholder. We recognize such commission, if any, as other income.

	Three Months Ended
	September 30, 2019	September 30, 2018
Interest Income
Interest Income from MITY-Lite	$2,066	$1,924
Interest Income from Broda Canada	143	144
Total Interest Income	$2,209	$2,068
Other Income
Advisory Fee	$—	$201
Managerial Assistance (1)	—	75
Realized Gain (2)	—	1
(1) No income recognized by Prospect. MA payments were paid from MITY to Prospect and subsequently remitted to PA.
(2) Favorable fluctuation in the foreign currency exchange rate resulted in realized gain related to Prospect’s investment in Broda Canada.

	Three Months Ended
	September 30, 2019	September 30, 2018
Interest Income Capitalized as PIK	$1,013	$211
Repayment of loan receivable	143	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	As of
	September 30, 2019	June 30, 2019
Interest Receivable (3)	$24	$252
Other Receivables - Due to PA (4)	—	75
Other Receivables (5)	5	1
(3) Interest income recognized but not yet paid.
(4) Managerial assistance recognized but not yet paid by MITY and is included by Prospect within Other Receivable and Due to PA.
(5) Represents amounts due from MITY to Prospect for reimbursement of expenses paid by Prospect on behalf of MITY.
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
NPRC was formed to hold for investment, operate, finance, lease, manage, and sell a portfolio of real estate assets and engage in any and all other activities as may be necessary, incidental or convenient to carry out the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity (the “JV”). Additionally, through its wholly owned subsidiaries, NPRC invests in online consumer loans.
On July 19, 2018, Prospect purchased additional common equity of NPRC through NPH for $6,921. NPRC utilized $138 of proceeds provided to pay a structuring fee to Prospect (which was recognized by Prospect as structuring fee income). NPRC utilized $6,697 of proceeds provided by Prospect to purchase a 90% interest in Falling Creek Holdings LLC. The remaining $86 was retained as working capital by NPRC. The minority interest holder purchased ownership interest in the JV for $744. The JV utilized the total proceeds, which included debt financing of $19,335, to acquire a $25,000 multi-family real estate asset. The remaining proceeds were used by the JV to pay $134 of structuring fees to NPRC, $709 of third-party expenses, $430 of pre-funded capital expenditures, $312 of prepaid assets, and $191 was retained by the JV as working capital.
On September 20, 2018, Prospect purchased additional common equity of NPRC through NPH for $3,285. NPRC utilized $66 of proceeds provided to pay a structuring fee to Prospect (which was recognized by Prospect as structuring fee income). NPRC applied the remaining proceeds provided by Prospect to purchase $3,284 of additional ownership interest in a JV entity. The JV utilized the total proceeds, which included debt financing of $7,300, to acquire a $9,600 multi-family real estate asset. The remaining proceeds were used by the JV to pay $79 of structuring fees to NPRC, $277 of third-party expenses, $20 of pre-funded capital expenditures, $482 of prepaid assets, and $126 was retained by the JV as working capital.

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

During the year ended June 30, 2019, we provided $10,206 of equity financing to NPRC for the acquisition of real estate properties and $1,377 of equity financing to NPRC to fund capital expenditures for existing real estate properties.
During the year ended June 30, 2019, we received partial repayments of $54,181 of our loans previously outstanding with NPRC and its wholly owned subsidiary and $15,000 as a return of capital on our equity investment in NPRC.

During the three months ended September 30, 2019, we received partial repayments of $60,683 of our loans previously outstanding with NPRC.

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

	Three Months Ended
	September 30, 2019	September 30, 2018
Interest Income	$16,592	$20,398
Dividend Income (1)	—	11,000
Other Income
Structuring Fee	$446	$624
Advisory Fee	7,595	—
Royalty/Net Interest	3,230	1,663
Total Other Income	$11,271	$2,287
Managerial Assistance (2)	$—	$525
Reimbursement of Legal, Tax, etc. (3)	346	132
(1) All dividends were paid from earnings and profits.
(2) No income recognized by Prospect. MA payments were paid from NPRC to Prospect and subsequently remitted to PA.
(3) Paid from NPRC to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to NPRC (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended
	September 30, 2019	September 30, 2018
Additions (4)	$—	$10,206
Repayment of loan receivable	60,683	8,221
(4) During the three months ended September 30, 2018, we provided $10,206 of equity financing to NPRC to fund capital expenditures for existing properties.

	As of
	September 30, 2019	June 30, 2019
Interest Receivable (5)	$32	$4,565
Other Receivables - Due to PA (6)	—	2,100
Other Receivables (7)	35	32
(5) Interest income recognized but not yet paid.
(6) Managerial assistance recognized but not yet paid by NPRC and is included by Prospect within Other Receivable and Due to PA.
(7) Represents amounts due from NPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of NPRC.
Nationwide Loan Company LLC
Prospect owns 100% of the membership interests of Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a Consolidated Holding Company. Nationwide Holdings owns 94.48% of the equity of Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC) (“Nationwide”), with members of Nationwide management owning the remaining equity.
On October 31, 2017, Prospect made an additional equity investment totaling $3,779, and Prospect’s ownership in Nationwide did not change.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Three Months Ended
	September 30, 2019	September 30, 2018
Interest Income	$954	$890
Dividend Income (1)	—	165
Managerial Assistance (2)	100	100
(1) All dividends were paid from earnings and profits of Nationwide.
(2) No income recognized by Prospect. MA payments were paid from Nationwide to Prospect and subsequently remitted to PA.

	Three Months Ended
	September 30, 2019	September 30, 2018
Interest Income Capitalized as PIK	$316	$—

	As of
	September 30, 2019	June 30, 2019
Interest Receivable (3)	$11	$—
Other Receivables - Due to PA (4)	100	100
Other Receivables (5)	4	4
(3) Interest income recognized but not yet paid.
(4) Managerial assistance recognized but not yet paid by Nationwide and is included by Prospect within Other Receivable and Due to PA.
(5) Represents amounts due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide.
NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 94.19% and 94.10% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of September 30, 2019 and June 30, 2019, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.

	Three Months Ended
	September 30, 2019	September 30, 2018
Interest Income
Interest Income from Armed Forces	$—	$176
Interest Income from NMMB	91	134
Total Interest Income	$91	$310
Managerial Assistance (1)	$—	$100
(1) No income recognized by Prospect. MA payments were paid from NMMB to Prospect and subsequently remitted to PA.

	Three Months Ended
	September 30, 2019	September 30, 2018
Repayment of loan receivable
Repayment from Armed Forces	$1,500	$1,001
Repayment from NMMB	—	134
Total Repayment of loan receivable	$1,500	$1,135

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	As of
	September 30, 2019	June 30, 2019
Interest Receivable (2)	$1	$4
Other Receivables - Due to PA (3)	—	100
(2) Interest income recognized but not yet paid.
(3) Managerial assistance recognized but not yet paid by NMMB and is included by Prospect within Other Receivable and Due to PA.
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
During the year ended June 30, 2019, we funded $9,000 in revolver draws and received $9,250 in repayments from Pacific World.

During the year ended June 30, 2019, we made an additional $10,000 convertible preferred equity investment in Pacific World.

	Three Months Ended
	September 30, 2019	September 30, 2018
Interest Income	$1,063	$2,332

	Three Months Ended
	September 30, 2019	September 30, 2018
Additions (1)	$2,000	$—
Repayment of loan receivable	—	251
(1) During the three months ended September 30, 2019, Prospect provided $2,000 of equity financing to Pacific World to fund working capital needs.

	As of
	September 30, 2019	June 30, 2019
Interest Receivable (2)	$526	$—
Other Receivables (3)	55	45
(2) Interest income recognized but not yet paid.
(3) Represents amounts due from Pacific World to Prospect for reimbursement of expenses paid by Prospect on behalf of Pacific World.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Three Months Ended
	September 30, 2019	September 30, 2018
Interest Income	$804	$802
Managerial Assistance (1)	—	45
Reimbursement of Legal, Tax, etc. (2)	12	—
(1) No income recognized by Prospect. MA payments were paid from R-V to Prospect and subsequently remitted to PA.
(2) Paid from R-V to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to R-V (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	As of
	September 30, 2019	June 30, 2019
Interest Receivable (3)	$9	$9
Other Receivables - Due to PA (4)	—	45
(3) Interest income recognized but not yet paid.
(4) Managerial assistance recognized but not yet paid by R-V and is included by Prospect within Other Receivable and Due to PA.
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

In June 2018, SB Forging Company II, Inc. received escrow proceeds of $2,050 related to the sale. The escrow proceeds and $154 of excess cash held at SB Forging Company II, Inc. were subsequently distributed and in connection with the liquidation of our investment, we recorded a realized gain of $2,204 in our Consolidated Statement of Operations during the year ended June 30, 2019.

Universal Turbine Parts, LLC

On December 10, 2018, UTP Holdings Group, Inc. (“UTP Holdings”) purchased all of the voting stock of Universal Turbine Parts, LLC (“UTP”) and appointed a new Board of Directors to UTP Holdings, consisting of three employees of the Investment Advisor. At the time UTP Holdings acquired UTP, UTP Holdings (f/k/a Harbortouch Holdings of Delaware) was a wholly-owned holding company controlled by Prospect and therefore Prospect’s investment in UTP is classified as a control investment.

	Three Months Ended
	September 30, 2019	September 30, 2018
Interest Income	$633	N/A

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Three Months Ended
	September 30, 2019	September 30, 2018
Repayment of loan receivable	$163	N/A

	As of
	September 30, 2019	June 30, 2019
Other Receivables - Due to PA (1)	$—	$3
Other Receivables (2)	1	1
(1) Managerial assistance recognized but not yet paid by UTP and is included by Prospect within Other Receivable and Due to PA.
(2) Represents amounts due from UTP to Prospect for reimbursement of expenses paid by Prospect on behalf of UTP.
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
During the year ended June 30, 2019, Prospect provided additional $3,500 debt financing to USES and its subsidiaries in the form of additional Term Loan A debt.

	Three Months Ended
	September 30, 2019	September 30, 2018
Additions (1)	$1,500	$—
(1) During the three months ended September 30, 2019, Prospect provided $1,500 of equity financing to USES to fund capital expenditures and repayment of accounts payable.

	As of
	September 30, 2019	June 30, 2019
Other Receivables - Due to PA (2)	$—	$925
(2) Represents amounts due from USES to Prospect for reimbursement of expenses paid by Prospect on behalf of USES.

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
During the six months ended December 31, 2018, Prospect provided $5,100 of additional debt financing to Valley Electric.

	Three Months Ended
	September 30, 2019	September 30, 2018
Interest Income
Interest Income from Valley	$280	$286
Interest Income from Valley Electric	1,498	1,319
Total Interest Income	$1,778	$1,605
Dividend Income (1)	$3,800	$3,500
Other Income
Structuring Fee	$—	$153
Royalty/Net Interest	—	150
Total Other Income	$—	$303
Managerial Assistance (2)	$—	$75
(1) All dividends were paid from earnings and profits.
(2) No income recognized by Prospect. MA payments were paid from Valley Electric to Prospect and subsequently remitted to PA.

	Three Months Ended
	September 30, 2019	September 30, 2018
Additions	$—	$5,100
During the three months ended September 30, 2018, Prospect provided $5,100 of additional debt financing to Valley Electric.

	As of
	September 30, 2019	June 30, 2019
Interest Receivable (4)	$1,600	$17
Other Receivables (5)	10	9
(4) Interest income recognized but not yet paid.
(5) Represents amounts due from Valley Electric to Prospect for reimbursement of expenses paid by Prospect on behalf of Valley Electric.

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
During the three months ended September 30, 2019, cash distributions of $9 that were declared and paid from Wolf to Prospect were recognized as a return of capital by Prospect.

	As of
	September 30, 2019	June 30, 2019
Other Receivables - Due to PA (1)	$—	$41
Other Receivables (2)	—	15
(1) Managerial assistance recognized but not yet paid by Wolf and is included by Prospect within Other Receivable and Due to PA.
(2) Represents amounts due from Wolf to Prospect for reimbursement of expenses paid by Prospect on behalf of Wolf.
Note 15. Litigation
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of September 30, 2019.
Note 16. Financial Highlights
The following is a schedule of financial highlights for the three months ended September 30, 2019 and September 30, 2018:

	Three Months Ended September 30,
	2019	2018
Per Share Data
Net asset value at beginning of period	$9.01	$9.35
Net investment income(1)	0.19	0.23
Net realized and change in unrealized losses(1)	(0.14)	—	(4)
Net increase from operations	0.05	0.23
Distributions of net investment income	(0.18)	(0.18)
Common stock transactions(2)	(0.01)	(0.01)
Net asset value at end of period	$8.87	$9.39

Per share market value at end of period	$6.59	$7.33
Total return based on market value(3)	3.69%	12.03%
Total return based on net asset value(3)	1.14%	2.99%
Shares of common stock outstanding at end of period	367,363,872	365,225,139
Weighted average shares of common stock outstanding	367,238,762	364,783,137

Ratios/Supplemental Data
Net assets at end of period	$3,259,773	$3,430,944
Portfolio turnover rate	1.70%	0.95%
Annualized ratio of operating expenses to average net assets	11.07%	11.15%
Annualized ratio of net investment income to average net assets	8.66%	9.96%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2019:

	Year Ended June 30,
	2019	2018	2017		2016	2015
Per Share Data
Net asset value at beginning of year	$9.35	$9.32	$9.62		$10.31	$10.56
Net investment income(1)	0.85	0.79	0.85		1.04	1.03
Net realized and change in unrealized (losses) gains(1)	(0.46)	0.04	(0.15)		(0.75)	(0.05)
Net increase from operations	0.39	0.83	0.70		0.29	0.98
Distributions of net investment income	(0.72)	(0.77)	(1.00)		(1.00)	(1.19)
Common stock transactions(2)	(0.01)	(0.03)	—	(4)	0.02	(0.04)
Net asset value at end of year	$9.01	$9.35	$9.32		$9.62	$10.31

Per share market value at end of year	$6.53	$6.71	$8.12		$7.82	$7.37
Total return based on market value(3)	8.23%	(7.42%)	16.80%		21.84%	(20.84%)
Total return based on net asset value(3)	7.17%	12.39%	8.98%		7.15%	11.47%
Shares of common stock outstanding at end of year	367,131,025	364,409,938	360,076,933		357,107,231	359,090,759
Weighted average shares of common stock outstanding	365,984,541	361,456,075	358,841,714		356,134,297	353,648,522

Ratios/Supplemental Data
Net assets at end of year	$3,306,275	$3,407,047	$3,354,952		$3,435,917	$3,703,049
Portfolio turnover rate	10.86%	30.70%	23.65%		15.98%	21.89%
Ratio of operating expenses to average net assets	11.65%	11.08%	11.57%		11.95%	11.66%
Ratio of net investment income to average net assets	9.32%	8.57%	8.96%		10.54%	9.87%

(1)	Per share data amount is based on the weighted average number of common shares outstanding for the year/period presented (except for dividends to shareholders which is based on actual rate per share).

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ending June 30, 2020:

	Investment Income		Net Investment Income		Net Realized and Unrealized (Losses) Gains			Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)		Total	Per Share (1)
September 30, 2017	$158,579	$0.44	$63,732	$0.18	$(51,759)	$(0.15)		$11,973	$0.03
December 31, 2017	162,400	0.45	73,192	0.20	48,535	0.14		121,727	0.34
March 31, 2018	162,835	0.45	70,446	0.19	(18,587)	(0.04)		51,859	0.14
June 30, 2018	174,031	0.48	79,480	0.22	34,823	0.09		114,304	0.31

September 30, 2018	$180,422	$0.49	$85,159	$0.23	$(1,364)	$—	(2)	$83,795	$0.23
December 31, 2018	187,883	0.51	80,811	0.22	(148,200)	(0.40)		(67,389)	(0.18)
March 31, 2019	171,109	0.47	77,262	0.21	11,933	0.03		89,195	0.24
June 30, 2019	164,353	0.45	69,627	0.19	(30,741)	(0.08)		38,886	0.11

September 30, 2019	$161,883	$0.44	$71,060	$0.19	$(52,995)	$(0.14)		$18,065	$0.05

(1)
Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

(2)	Amount is less than $0.01.
Note 18. Subsequent Events
During the period from October 1, 2019 through October 31, 2019 we issued $19,171 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $18,842.
During the period of October 1, 2019 through November 6, 2019, we provided notice to call certain of our Prospect Capital InterNotes® at par with the following terms:

Notice Date	Settlement Date	Maturity Date Range	Interest Rate Range	Principal
9/12/2019	10/15/2019	April 15, 2022 - April 15, 2023	5.250% - 6.850%	$12,557
10/1/2019	10/8/2019	June 15, 2023 - August 15, 2023	5.000%	15,782
10/10/2019	10/21/2019	April 15, 2023 - June 15, 2023	4.500% - 4.750%	1,714
10/10/2019	11/15/2019	May 15, 2022 - November 15, 2022	4.750% - 5.750%	9,902
On October 2, 2019, UTZ Quality Foods, LLC fully repaid the $10,000 Second Lien Term Loan receivable to us at par.
On October 18, 2019, we repurchased $22,941 of the 4.950% convertible notes that mature on July 15, 2022 (“2022 Notes”) at a price of 102.80, including commissions.
The September Tender Offer expired at 12:00 midnight, New York City time, on October 23, 2019 (one minute after 11:59 p.m. New York City time, on October 22, 2019). On October 23, 2019, we announced the expiration and results of the September Tender Offer. On October 25, 2019, $2,140 aggregate principal amount of such notes, representing approximately 1.21% of the outstanding 2020 Notes, were validly tendered and accepted.
During the period October 23, 2019 through October 30, 2019, we made new $62,185 Senior Secured Term Loan C investments in NPRC.
On October 30, 2019, we sold $52,899 notional of our rated secured structured notes to NPRC at a fair value of $52,122, resulting in a realized gain of $1,888.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

On October 31, 2019, we received a partial repayment of $12,317 of our Senior Secured Term Loan B outstanding with NPRC and its wholly-owned subsidiaries.
On November 6, 2019, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.06 per share for November 2019 to holders of record on November 29, 2019 with a payment date of December 19, 2019.

•	$0.06 per share for December 2019 to holders of record on January 2, 2020 with a payment date of January 23, 2020.

•	$0.06 per share for January 2020 to holders of record on January 31, 2020 with a payment date of February 20, 2020.

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

Prospect is a financial services company that primarily lends to and invests in middle market privately-held companies. We are a closed-end investment company incorporated in Maryland. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). We were organized on April 13, 2004, and were funded in an initial public offering completed on July 27, 2004.

On May 15, 2007, we formed a wholly owned subsidiary Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Our wholly owned subsidiary Prospect Small Business Lending, LLC (“PSBL”) was formed on January 27, 2014, and purchases small business whole loans on a recurring basis from online small business loan originators, including On Deck Capital, Inc. (“OnDeck”). On September 30, 2014, we formed a wholly owned subsidiary Prospect Yield Corporation, LLC (“PYC”) and effective October 23, 2014, PYC holds a portion of our investments in Rated Secured Structured Notes (“RSSN”) and Subordinated Structured Notes (“SSN”) (collectively referred to as “collateralized loan obligations” or “CLOs”). Each of these subsidiaries have been consolidated since operations commenced.
We consolidate certain of our wholly owned and substantially wholly owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements and are collectively referred to as the “Consolidated Holding Companies”: CP Holdings of Delaware LLC (“CP Holdings”); Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”); Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC (“First Tower Delaware”); MITY Holdings of Delaware Inc. (“MITY Delaware”); Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc. (“NMMB Holdings”); NPH Property Holdings, LLC (“NPH”); STI Holding, Inc.; UTP Holdings Group Inc. ( “UTP Holdings”; Valley Electric Holdings I, Inc. (“Valley Holdings I”); Valley Electric Holdings II, Inc. (“Valley Holdings II”); and Wolf Energy Holdings Inc. (“Wolf Energy Holdings”).
We are externally managed by our investment adviser, Prospect Capital Management L.P. (“Prospect Capital Management” or the “Investment Adviser”). Prospect Administration LLC (“Prospect Administration”), a wholly owned subsidiary of the Investment Adviser, provides administrative services and facilities necessary for us to operate.
Our investment objective is to generate both current income and long-term capital appreciation through debt and equity investments. We invest primarily in senior and subordinated debt and equity of private companies in need of capital for acquisitions, divestitures, growth, development, recapitalizations and other purposes. We work with the management teams or financial sponsors to seek investments with historical cash flows, asset collateral or contracted pro forma cash flows.
We currently have nine strategies that guide our origination of investment opportunities: (1) lending to companies controlled by private equity sponsors, (2) lending to companies not controlled by private equity sponsors, (3) purchasing controlling equity positions and lending to operating companies, (4) purchasing controlling equity positions and lending to financial services companies, (5) purchasing controlling equity positions and lending to real estate companies, (6) purchasing controlling equity positions and lending to aircraft leasing companies, (7) investing in structured credit, (8) investing in syndicated debt, and (9) investing in consumer and small business loans and asset-backed securitizations. We may also invest in other strategies and opportunities from time to time that we view as attractive. We continue to evaluate other origination strategies in the ordinary course of business with no specific top-down allocation to any single origination strategy.

Lending to Companies Controlled by Private Equity Sponsors - We make agented loans to companies which are controlled by private equity sponsors. This debt can take the form of first lien, second lien, unitranche or unsecured loans. These loans typically have equity subordinate to our loan position. Historically, this strategy has comprised approximately 25%-50% of our portfolio.
Lending to Companies not Controlled by Private Equity Sponsors - We make loans to companies which are not controlled by private equity sponsors, such as companies that are controlled by the management team, the founder, a family or public shareholders. This origination strategy may have less competition to provide debt financing than the private-equity-sponsor origination strategy because such company financing needs are not easily addressed by banks and often require more diligence preparation. This origination strategy can result in investments with higher returns or lower leverage than the private-equity-sponsor origination strategy. Historically, this strategy has comprised less than 5% of our portfolio.
Purchasing Controlling Equity Positions and Lending to Operating Companies - This strategy involves purchasing yield-producing debt and controlling equity positions in non-financial-services operating companies. We believe that we can provide enhanced certainty of closure and liquidity to sellers and we look for management to continue on in their current roles. This strategy has comprised approximately 5%-10% of our portfolio.
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
Investing in Syndicated Debt - On a primary or secondary basis, we purchase primarily senior and secured loans and high yield bonds that have been sold to a club or syndicate of buyers. These investments are often purchased with a long term, buy-and-hold outlook, and we often look to provide significant input to the transaction by providing anchoring orders. This strategy has comprised approximately 10%-25% of our portfolio.
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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third-party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of September 30, 2019, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $2,346,633 and $2,397,730, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. We consolidate all wholly owned and substantially wholly owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
First Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended September 30, 2019, we acquired $32,509 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $47,033, funded $500 of revolver advances, and recorded paid in kind (“PIK”) interest of $14,498, resulting in gross investment originations of $94,540. During the three months ended September 30, 2019, we received full repayments totaling $130,072, sold $16,000 in investments, received $2,337 of revolver paydowns, and received several partial prepayments, scheduled principal amortization payments, and return of capital distributions, resulting in net repayments of $242,975.

Debt Issuances and Redemptions
During the three months ended September 30, 2019, we decreased total commitments to our revolving credit facility (the “Revolving Credit Facility”) for PCF by $55,000 to $1,077,500 in the aggregate.
During the three months ended September 30, 2019, we repaid $1,479 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. In order to replace short maturity debt with longer-term debt, we redeemed $143,980 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 5.26%. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2019 was $1,193.
During the three months ended September 30, 2019, we issued $95,135 aggregate principal amount of Prospect Capital InterNotes® with a stated and weighted average interest rate of 4.51%, to extend our borrowing base. The newly issued notes mature between July 15, 2024 and October 15, 2029 and generated net proceeds of $93,459.
On June 28, 2019, we commenced a tender offer to purchase for cash any and all of the $224,114 then outstanding aggregate principal amount of the 2020 Notes (“June Tender Offer”). On July 27, 2019, $32,948 aggregate principal amount of the 2020 Notes, representing 14.7% of the previously outstanding 2020 Notes, were validly tendered and accepted. On August 12, 2019, we commenced a tender offer to purchase for cash up to $60,000 aggregate principal amount of the 2020 Notes (“August Tender Offer”). On September 10, 2019, $13,597 aggregate principal amount of the 2020 Notes, representing 7.1% of the previously outstanding notes, were validly tendered and accepted. The June and August Tender Offers, (collectively, the “2020 Notes Tender Offers”), resulted in our recognizing a loss of $686. On September 24, 2019, we commenced a tender offer to purchase for cash up to $40,000 outstanding aggregate principal amount of the 2020 Notes (“September Tender Offer”). The tender offer expired at 12:00 midnight on October 23, 2019.

Equity Issuances
On July 18, 2019, August 22, 2019, and September 19, 2019 we issued 78,163, 78,335, and 76,349 shares of our common stock in connection with the dividend reinvestment plan, respectively.
Investment Holdings
At September 30, 2019, we have $5,450,560, or 167.2%, of our net assets invested in 125 long-term portfolio investments and CLOs.
Our annualized current yield was 12.7% and 13.1% as of September 30, 2019 and June 30, 2019, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 10.2% and 10.6% as of September 30, 2019 and June 30, 2019, respectively, across all investments. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
We are a non-diversified company within the meaning of the 1940 Act. As required by the 1940 Act, we classify our investments by level of control. As defined in the 1940 Act, “Control Investments” are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses or has the right to acquire within 60 days or less, a beneficial ownership of 25% or more of the voting securities of an investee company. Under the 1940 Act, “Affiliate Investments” are defined by a lesser degree of influence and are deemed to exist through the possession outright or via the right to acquire within 60 days or less, beneficial ownership of 5% or more of the outstanding voting securities of another person. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. As of September 30, 2019, we own controlling interests in the following portfolio companies: CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”); KRPR, LLC; MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); R-V Industries, Inc. (“R-V”); Universal Turbine Parts, LLC (“UTP”); USES Corp. (“USES”); Valley Electric Company, Inc. (“Valley Electric”); and Wolf Energy, LLC (“Wolf Energy”). In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $34,399 in senior secured term loans (the “Spartan Term Loans”) due to us as of June 30, 2019 and September 30, 2019. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as control investments beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans.
As of September 30, 2019, we also own affiliated interests in Edmentum Ultimate Holdings, LLC (“Edmentum”), Nixon, Inc. (“Nixon”), Targus Cayman HoldCo Limited (“Targus”), and United Sporting Companies, Inc. (“USC”).
The following shows the composition of our investment portfolio by level of control as of September 30, 2019 and June 30, 2019:

	September 30, 2019				June 30, 2019
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$2,346,633	40.6%	$2,397,730	44.0%	$2,385,806	40.2%	$2,475,924	43.8%
Affiliate Investments	156,177	2.7%	73,263	1.3%	177,616	3.0%	76,682	1.4%
Non-Control/Non-Affiliate Investments	3,274,957	56.7%	2,979,567	54.7%	3,368,880	56.8%	3,100,947	54.8%
Total Investments	$5,777,767	100.0%	$5,450,560	100.0%	$5,932,302	100.0%	$5,653,553	100.0%

The following shows the composition of our investment portfolio by type of investment as of September 30, 2019 and June 30, 2019:

	September 30, 2019				June 30, 2019
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Revolving Line of Credit	$34,195	0.6%	$34,105	0.6%	$33,928	0.6%	$34,239	0.6%
Senior Secured Debt	2,598,965	45.0%	2,324,916	42.7%	2,687,709	45.3%	2,449,357	43.3%
Subordinated Secured Debt	1,364,041	23.6%	1,256,994	23.1%	1,439,440	24.3%	1,329,799	23.5%
Subordinated Unsecured Debt	38,968	0.6%	42,522	0.8%	38,933	0.7%	33,058	0.6%
Rated Secured Structured Notes	50,254	0.9%	52,139	1.0%	44,774	0.8%	46,851	0.8%
Subordinated Structured Notes	1,097,618	19.0%	818,268	15.0%	1,103,751	18.4%	850,694	15.1%
Preferred Stock	103,094	1.8%	78,704	1.4%	101,094	1.7%	84,294	1.5%
Common Stock	288,731	5.0%	490,978	9.0%	288,731	4.9%	427,085	7.6%
Membership Interest	201,901	3.5%	311,558	5.7%	193,942	3.3%	296,282	5.2%
Participating Interest(1)	—	—%	38,101	0.7%	—	—%	99,655	1.8%
Escrow Receivable	—	—%	2,275	—%	—	—%	2,239	—%
Total Investments	$5,777,767	100.0%	$5,450,560	100.0%	$5,932,302	100.0%	$5,653,553	100.0%

(1)	Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.
The following shows our investments in interest bearing securities by type of investment as of September 30, 2019 and June 30, 2019:

	September 30, 2019				June 30, 2019
Type of Investment	Cost	%	Fair Value	%	Cost	%	Fair Value	%
First Lien	$2,627,090	50.7%	$2,352,951	52.0%	$2,713,478	50.7%	$2,475,437	52.2%
Second Lien	1,370,111	26.4%	1,263,064	27.9%	1,447,599	27.1%	1,337,958	28.2%
Unsecured	38,968	0.7%	42,522	0.8%	38,933	0.7%	33,058	0.7%
Rated Secured Structured Notes	50,254	1.0%	52,139	1.2%	44,774	0.9%	46,851	1.0%
Subordinated Structured Notes	1,097,618	21.2%	818,268	18.1%	1,103,751	20.6%	850,694	17.9%
Total Interest Bearing Investments	$5,184,041	100.0%	$4,528,944	100.0%	$5,348,535	100.0%	$4,743,998	100.0%

The following shows the composition of our investment portfolio by industry as of September 30, 2019 and June 30, 2019:

	September 30, 2019				June 30, 2019
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$81,853	1.4%	$90,394	1.7%	$77,579	1.3%	$89,701	1.6%
Air Freight & Logistics	12,500	0.2%	12,439	0.2%	12,500	0.2%	12,233	0.2%
Auto Components	25,471	0.4%	25,471	0.5%	25,450	0.4%	25,450	0.5%
Building Products	—	—%	—	—%	19,842	0.3%	19,842	0.4%
Capital Markets	25,090	0.4%	25,222	0.5%	25,084	0.4%	25,222	0.4%
Commercial Services & Supplies	376,879	6.5%	294,820	5.4%	376,456	6.3%	296,672	5.2%
Communications Equipment	59,584	1.0%	55,364	1.0%	50,503	0.9%	48,760	0.9%
Construction & Engineering	69,935	1.2%	122,074	2.2%	69,935	1.2%	143,685	2.5%
Consumer Finance	497,220	8.6%	635,571	11.7%	487,778	8.2%	618,983	10.9%
Distributors	279,919	4.9%	173,778	3.2%	299,906	5.1%	190,137	3.4%
Diversified Consumer Services	147,284	2.6%	156,871	2.9%	146,845	2.5%	141,308	2.5%
Diversified Telecommunication Services	58,801	1.0%	58,801	1.2%	36,234	0.6%	36,234	0.6%
Electronic Equipment, Instruments & Components	—	—%	2,275	—%	—	—%	2,239	—%
Energy Equipment & Services	262,869	4.6%	144,691	2.7%	261,663	4.4%	153,865	2.7%
Entertainment	26,207	0.5%	26,308	0.5%	36,221	0.6%	36,327	0.6%
Equity Real Estate Investment Trusts (REITs)	496,440	8.7%	855,490	15.7%	496,440	8.4%	827,687	14.6%
Food Products	34,739	0.6%	34,935	0.6%	34,729	0.6%	34,729	0.6%
Health Care Equipment & Supplies	7,470	0.1%	6,982	0.1%	41,142	0.7%	41,154	0.7%
Health Care Providers & Services	493,146	8.5%	446,074	8.2%	470,422	7.9%	445,235	7.9%
Hotels, Restaurants & Leisure	34,487	0.6%	34,487	0.6%	34,737	0.6%	34,737	0.7%
Household Durables	25,632	0.4%	17,458	0.3%	29,291	0.5%	22,460	0.4%
Household Products	24,625	0.4%	24,625	0.5%	24,688	0.4%	24,688	0.4%
Insurance	12,988	0.2%	12,988	0.2%	12,988	0.2%	12,988	0.2%
Interactive Media & Services	37,011	0.6%	37,011	0.7%	37,861	0.6%	37,861	0.7%
IT Services	285,416	4.9%	284,854	5.2%	306,096	5.2%	305,360	5.4%
Leisure Products	31,196	0.5%	31,195	0.6%	32,869	0.6%	32,868	0.6%
Machinery	35,488	0.6%	35,423	0.6%	35,488	0.6%	33,624	0.6%
Media	115,904	2.0%	122,489	2.2%	138,362	2.3%	141,467	2.5%
Online Lending	212,266	3.7%	113,492	2.1%	272,949	4.6%	176,778	3.1%
Paper & Forest Products	11,370	0.2%	11,500	0.2%	11,361	0.2%	11,500	0.2%
Personal Products	240,325	4.2%	100,445	1.8%	237,969	4.0%	112,427	2.0%
Professional Services	189,859	3.3%	193,017	3.5%	188,098	3.2%	190,178	3.4%
Real Estate Management & Development	38,642	0.7%	38,642	0.7%	38,852	0.7%	38,852	0.7%
Software	62,010	1.1%	60,210	1.1%	64,723	1.1%	64,729	1.1%
Technology Hardware, Storage & Peripherals	12,404	0.2%	12,404	0.2%	12,400	0.2%	12,400	0.2%
Textiles, Apparel & Luxury Goods	214,215	3.7%	227,433	4.2%	231,106	3.9%	242,981	4.3%
Tobacco	—	—%	—	—%	14,419	0.2%	14,500	0.4%
Trading Companies & Distributors	63,050	1.1%	26,850	0.5%	63,213	1.1%	28,043	0.5%
Transportation Infrastructure	27,599	0.5%	28,070	0.5%	27,578	0.5%	28,104	0.5%
Subtotal	$4,629,894	80.1%	$4,580,153	84.0%	$4,783,777	80.7%	$4,756,008	84.1%
Structured Finance(1)	$1,147,873	19.9%	$870,407	16.0%	$1,148,525	19.3%	$897,545	15.9%
Total Investments	$5,777,767	100.0%	$5,450,560	100.0%	$5,932,302	100.0%	$5,653,553	100.0%
(1) Our CLO investments do not have industry concentrations and as such have been separated in the table above.

Portfolio Investment Activity
Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans, though we also continue to close select junior debt and equity investments. Our gross investment activity for the three months ended September 30, 2019 and September 30, 2018 are presented below:

	Three months ended September 30,
	2019	2018
Investments made in new portfolio companies	$32,509	$44,927
Follow-on investments made in existing portfolio companies (1)	47,033	200,390
Revolver advances	500	—
PIK interest	14,498	9,325
Total acquisitions	$94,540	$254,642

Acquisitions by portfolio composition
1st Lien Term Loan	$58,610	$168,450
2nd Lien Term Loan	20,268	52,809
Rated Secured Structured Notes	5,534	19,898
Subordinated Structured Notes	—	3,071
Subordinated Unsecured Debt	178	163
Equity	9,950	10,251
Total acquisitions by portfolio composition	$94,540	$254,642

Investments sold	$16,000	$—
Partial repayments (2)	96,408	28,415
Full repayments	130,072	17,896
Revolver paydowns	2,693	8,855
Total dispositions	$245,173	$55,166

Dispositions by portfolio composition
1st Lien Term Loan	$145,502	$35,091
2nd Lien Term Loan	99,671	20,075
Subordinated Structured Notes	—	—
Subordinated Unsecured Debt	—	—
Equity	—	—
Total dispositions by portfolio composition	$245,173	$55,166

Weighted average interest rates for new investments by portfolio composition
1st Lien Term Loan	9.25%	10.34%
2nd Lien Term Loan	N/A	7.00%
Rated Secured Structured Notes	N/A	12.34%
(1) Includes follow-on investments in existing portfolio companies and refinancings, if any.
(2) Includes partial prepayments of principal, scheduled amortization payments, return of capital, and refinancings, if any.

Investment Valuation
Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, management and the independent valuation firm look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. In determining the range of values for debt instruments where market quotations are not available, except CLOs and debt investments in controlling portfolio companies, management and the independent valuation firm estimated corporate and security credit ratings and identified corresponding yields to maturity for each loan from relevant market data. A discounted cash flow technique was then applied using the appropriate yield to maturity as the discount rate, to determine a range of values. In determining the range of values for debt investments of controlled companies and equity investments, the enterprise value was determined by applying a market approach such as using earnings before income interest, tax, depreciation and amortization (“EBITDA”) multiples, net income and/or book value multiples for similar guideline public companies and/or similar recent investment transactions and/or an income approach, such as the discounted cash flow technique. The enterprise value technique may also be used to value debt investments which are credit impaired. For stressed debt and equity investments, a liquidation analysis was used.
In determining the range of values for our investments in CLOs, the independent valuation firm uses a discounted multi-path cash flow model. The valuations were accomplished through the analysis of the CLO deal structures to identify the risk exposures from the modeling point of view as well as to determine an appropriate call date (i.e., expected maturity). These risk factors are sensitized in the multi-path cash flow model using Monte Carlo simulations, which are simulations used to model the probability of different outcomes, to generate probability-weighted (i.e., multi-path) cash flows for the underlying assets and liabilities. These cash flows are discounted using appropriate market discount rates, and relevant data in the CLO market and certain benchmark credit indices are considered, to determine the value of each CLO investment. In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the implied discount rate that would be effective for the value derived from the corresponding multi-path cash flow model.
With respect to our online consumer and SME lending initiative, we invest primarily in marketplace loans through marketplace lending platforms.  We do not conduct loan origination activities ourselves. Therefore, our ability to purchase consumer and SME loans, and our ability to grow our portfolio of consumer and SME loans, are directly influenced by the business performance and competitiveness of the marketplace loan origination business of the marketplace lending platforms from which we purchase consumer and SME loans. In addition, our ability to analyze the risk-return profile of consumer and SME loans is significantly dependent on the marketplace platforms’ ability to effectively evaluate a borrower's credit profile and likelihood of default. If we are unable to effectively evaluate borrowers’ credit profiles or the credit decisioning and scoring models implemented by each platform, we may incur unanticipated losses which could adversely impact our operating results.
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $5,450,560.
Our portfolio companies are generally lower middle market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Several of our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the three months ended September 30, 2019.
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings, a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy, and the remaining equity is owned by CP Energy management. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries.
On April 6, 2018, Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”), a previously controlled portfolio company, merged with and into CP Energy, with CP Energy continuing as the surviving corporation. In June 2019, CP Energy purchased approximately 64.1% of the common equity of Spartan Holdings, which owns 100% of Spartan, a portfolio company of Prospect with $34,399 in senior secured term loans due to us as of June 30, 2019. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. See Note 14 in our Consolidated Financial Statements for further discussion.
The fair value of our investment in CP Energy decreased to $129,753 as of September 30, 2019, which is a discount of $85,319 from its amortized cost, compared to a fair value of $138,931 as of June 30, 2019, representing a discount of $74,944 to its amortized cost. The increase in discount to amortized cost resulted from a decline in financial performance.
First Tower Finance Company LLC
Prospect owns 100% of the equity of First Tower Delaware, a consolidated holding company. First Tower Delaware owns 80.1% of First Tower Finance. First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.
The fair value of our investment in First Tower increased to $497,019 as of September 30, 2019, representing a premium of $137,830 to its amortized cost basis compared to a fair value of $494,036 as of June 30, 2019, representing a premium of $135,479 to its amortized cost. The increase in premium to amortized cost was driven by an improvement in financial performance.
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
The fair value of our investment in InterDent decreased to $206,882 as of September 30, 2019, representing a discount of $45,023 to its amortized cost basis, compared to a fair value of $224,876 as of June 30, 2019, representing a discount of $23,997 to its amortized cost basis. The increase in discount to amortized cost was driven by significant investments in operating initiatives as well as cost inflation across the business.
National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly owned subsidiaries, NPRC invests in online consumer loans. Effective May 23, 2016, APRC and UPRC merged with and into NPRC, to consolidate all of our real estate holdings, with NPRC as the surviving entity. As of September 30, 2019, we own 100% of the fully-diluted common equity of NPRC.
During the three months ended September 30, 2019, we received partial repayments of $60,683 of our loans previously outstanding with NPRC.
The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of September 30, 2019, the outstanding investment in online consumer loans by certain of NPRC’s wholly owned subsidiaries was comprised of 21,000 individual loans and residual interest in four securitizations, and had an aggregate fair value of $107,654. The average outstanding individual loan balance is approximately $4 and the loans mature on dates ranging from October 1, 2019 to April 19, 2025 with a weighted-average outstanding term of 21 months as of September 30, 2019. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 23.1%. As of September 30, 2019, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $113,492.
As of September 30, 2019, based on outstanding principal balance, 9.4% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 24.8% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 65.8% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$7,459	$7,197	4.0% - 24.1%	12.5%
Prime	19,766	18,819	4.0% - 36.0%	17.5%
Near Prime	52,492	48,848	6.0% - 36.0%	26.7%
*Weighted by outstanding principal balance of the online consumer loans.

As of September 30, 2019, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $708,706 and a fair value of $968,982, including our investment in online consumer lending as discussed above. As of September 30, 2019, our investment in NPRC and its wholly owned subsidiaries relating to the real estate portfolio had a fair value of $855,490. This portfolio was comprised of thirty-six multi-families properties, twelve self-storage properties, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of September 30, 2019.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	—
3	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,246
4	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,688
5	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,419
6	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,350
7	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	13,931
8	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,088
9	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	7,556
10	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
11	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
12	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,350
13	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,600
14	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,460
15	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,480
16	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,345
17	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	8,927	6,695
18	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,775
19	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	86,377
20	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	15,743
21	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,911
22	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	30,359
23	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	17,272
24	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	17,509
25	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	25,073
26	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	19,471
27	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,871
28	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
29	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
30	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
31	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
32	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
33	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
34	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	43,093
35	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
36	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
37	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
38	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
39	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	48,612
40	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
41	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	15,459
42	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
43	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
44	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
45	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
46	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	44,044
47	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	14,185
48	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
49	Laurel Pointe Holdings, LLC	Forest Park, GA	5/9/2018	33,005	26,400
50	Bradford Ridge Holdings, LLC	Forest Park, GA	5/9/2018	12,500	10,000
51	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
52	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	39,525
53	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	19,335
54	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
55	Ashwood Ridge Holdings LLC	Jonesboro, GA	9/21/2018	9,600	7,300
56	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
57	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
58	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
59	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
				$1,799,757	$1,510,743
The fair value of our investment in NPRC decreased to $968,982 as of September 30, 2019, representing a premium of $260,276 to its amortized cost basis, compared to a fair value of $1,004,465 as of June 30, 2019, representing a premium of $235,076. The increase in premium to amortized cost is primarily due to the improved property values, partially offset by a decline in NPRC’s online lending portfolio value resulting from the runoff and maturity of the existing loans.
Pacific World Corporation
On May 29, 2018, Prospect exercised its rights and remedies under its loan documents to exercise the shareholder voting rights in respect of the stock of Pacific World Corporation (“Pacific World”) and to appoint a new Board of Directors of Pacific World. As a result, as of June 30, 2018, Prospect’s investment in Pacific World is classified as a control investment. Pacific World supplies nail and beauty care products to food, drug, mass, and value retail channels worldwide.
The fair value of our investment in Pacific World decreased to $100,445 as of September 30, 2019, representing a discount of $139,880 to its amortized cost basis, compared to a fair value of $112,427 as of June 30, 2019, representing a discount of $125,542 to its amortized cost basis. The increase in discount to amortized cost resulted from a decline in financial performance.
Universal Turbine Parts, LLC
On December 10, 2018, UTP Holdings purchased all of the voting stock of UTP and appointed a new Board of Directors to UTP Holdings, consisting of three employees of the Investment Advisor. At the time UTP Holdings acquired UTP, UTP Holdings (f/k/a Harbortouch Holdings of Delaware) was a wholly owned holding company controlled by Prospect and therefore Prospect’s investment in UTP is classified as a control investment as of June 30, 2019.
The fair value of our investment in UTP decreased to $26,850 as of September 30, 2019, a discount of $36,200 from its amortized cost basis, compared to a fair value of $28,043 as of June 30, 2019, representing a discount of $35,170 to it amortized cost. The increase in discount to amortized cost resulted from a decline in financial performance.

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

The fair value of our investment in USES decreased to $15,090 as of September 30, 2019, a discount of $57,079 from its amortized cost basis, compared to a fair value of $15,725 as of June 30, 2019, representing a discount of $54,944 to it amortized cost. The increase in discount to amortized cost resulted from a decline in financial performance.
Valley Electric Company, Inc.

Prospect owns 100% of the common stock of Valley Holdings I, a Consolidated Holding Company. Valley Holdings I owns 100% of Valley Holdings II, a Consolidated Holding Company. Valley Holdings II owns 94.99% of Valley Electric, with Valley Electric management owning the remaining 5.01% of the equity. Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc. (“Valley”), a leading provider of specialty electrical services in the state of Washington and among the top electrical contractors in the United States.

The fair value of our investment in Valley Electric decreased to $122,074 as of September 30, 2019, a premium of $52,139 from its amortized cost, compared to a fair value of $143,685 as of June 30, 2019, representing a $73,750 premium to its amortized cost. While Valley Electric’s financial performance remains strong, the decrease in premium to amortized cost was driven by adverse market conditions.
Our controlled investments, other than those discussed above, are valued at $35,647 below cost and did not experience significant changes in operating performance or value during the three months ended Septebmer 30, 2019. This discount is primarily driven by our controlled investments in MITY and Freedom Marine, which are valued at a discount to amortized cost of $23,106 and $28,972, respectively. Overall, combined with those portfolio companies discussed above, our controlled investments at September 30, 2019 are valued at $51,097 above their amortized cost.
We hold four affiliate investments at September 30, 2019, which are valued at $82,914 below their amortized cost. This discount is primarily driven by our affiliate investment in USC, which is valued at a discount to amortized cost of $103,567. In June, 2019, USC filed for Chapter 11 bankruptcy and began liquidating its remaining assets. During the three months ended September 30, 2019, USC used a portion of the proceeds from the ongoing liquidation to partially repay $19,528 of our Second Lien Term Loan. Excluding USC, our affiliate investments are valued at $20,653 above their amortized cost as of September 30, 2019.

With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. As of September 30, 2019, our CLO investment portfolio is valued at a $277,465 discount to amortized cost. Excluding the CLO investment portfolio, non-control/non-affiliate investments at September 30, 2019 are valued at $17,925 below their amortized cost and did not experience significant changes in operating performance or value.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of September 30, 2019 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in April 2014, April 2017 (with a follow-on issuance in May 2018), and March 2019; Public Notes which we issued in March 2013, December 2015 (and from time to time through our 2024 Notes Follow-on Program), June 2018 (and from time to time through our 2028 Notes Follow-on Program), October 2018, and December 2018 (and from time to time through our 2029 Notes Follow-on Program); and Prospect Capital InterNotes® which we issue from time to time. Our equity capital is comprised entirely of common equity.

The following table shows our outstanding debt as of September 30, 2019:

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility(2)	$108,000	$10,745	$108,000	(3)	$108,000		1ML+2.20%	(6)

2020 Notes	177,569	477	177,092		179,247	(4)	5.35%	(7)
2022 Notes	328,500	6,154	322,346		338,036	(4)	5.71%	(7)
2025 Notes	201,250	5,987	195,263		213,492	(4)	6.63%	(7)
Convertible Notes	707,319		694,701		730,775

6.375% 2024 Notes	100,000	957	99,043		107,180	(4)	6.64%	(7)
2023 Notes	320,000	3,064	316,936		338,205	(4)	6.09%	(7)
2024 Notes	234,443	4,579	229,864		237,256	(4)	6.76%	(7)
2028 Notes	70,761	2,292	68,469		72,459	(4)	6.77%	(7)
2029 Notes	69,170	2,481	66,689		72,928	(4)	7.38%	(7)
Public Notes	794,374		781,001		828,028

Prospect Capital InterNotes®	657,375	12,561	644,814		713,074	(5)	6.16%	(8)
Total	$2,267,068		$2,228,516		$2,379,877

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of September 30, 2019.

(2)	The maximum draw amount of the Revolving Credit facility as of September 30, 2019 is $1,077,500.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Critical Accounting Policies and Estimates for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread based on observable market inputs.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

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

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of September 30, 2019:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$108,000	$—	$—	$108,000	$—
Convertible Notes	707,319	177,569	328,500	—	201,250
Public Notes	794,374	—	—	654,443	139,931
Prospect Capital InterNotes®	657,375	—	65,418	206,618	385,339
Total Contractual Obligations	$2,267,068	$177,569	$393,918	$969,061	$726,520

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2019:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$167,000	$—	$—	$167,000	$—
Convertible Notes	753,864	224,114	—	328,500	201,250
Public Notes	794,374	—	—	654,443	139,931
Prospect Capital InterNotes®	707,699	4,402	188,037	189,795	325,465
Total Contractual Obligations	$2,422,937	$228,516	$188,037	$1,339,738	$666,646
Historically, we have funded a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, we maintain a shelf registration statement that allows for the public offering and sale of our Prospect Capital InterNotes®, on a continuous basis, in an amount up to $500,000 less issuances to date. As of September 30, 2019, we can issue up to $484,287 of additional InterNotes® debt securities in the public market under this shelf registration. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.
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
Revolving Credit Facility
On August 29, 2014, we renegotiated our previous credit facility and closed an expanded five and a half year revolving credit facility (the “2014 Facility”). The lenders had extended commitments of $885,000 under the 2014 Facility as of June 30, 2018. The 2014 Facility included an accordion feature which allowed commitments to be increased up to $1,500,000 in the aggregate. Interest on borrowings under the 2014 Facility was one-month LIBOR plus 225 basis points. Additionally, the lenders charged a fee on the unused portion of the 2014 Facility equal to either 50 basis points if at least 35% of the credit facility was drawn or 100 basis points otherwise.
On August 1, 2018, we renegotiated the 2014 Facility and closed an expanded five and a half year revolving credit (the “2018 Facility”). The lenders had extended commitments of $1,132,500 as of June 30, 2019. The 2018 Facility included an accordion feature which allowed commitments to be increased up to $1,500,000 in the aggregate.

On September 9, 2019, we amended the 2018 Facility and closed an expanded revolving credit facility (the “2019 Facility” and collectively with the 2014 Facility and the 2018 Facility, the “Revolving Credit Facility”). The lenders had extended commitments of $1,077,500 as of September 30, 2019. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The Revolving Credit Facility Facility matures on September 9, 2024. It includes a revolving period that extends through September 9, 2023, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due, if required by the lenders.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The Revolving Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. The Revolving Credit Facility also requires the maintenance of a minimum liquidity requirement. As of September 30, 2019, we were in compliance with the applicable covenants.
Interest on borrowings under the 2019 Facility is one-month LIBOR plus 220 basis points. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 50 basis points if more than 60% of the credit facility is drawn, or 100 basis points if more than 35% and an amount less than or equal to 60% of the credit facility is drawn, or 150 basis points if an amount less than or equal to 35% of the credit facility is drawn. The 2019 Facility requires us to pledge assets as collateral in order to borrow under the credit facility.
For the three months ended September 30, 2019 and September 30, 2018, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended September 30,
	2019	2018
Average stated interest rate	4.45%	4.30%
Average outstanding balance	$87,772	$166,141

As of September 30, 2019 and June 30, 2019, we had $640,318 and $684,212, respectively, available to us for borrowing under the Revolving Credit Facility, of which $108,000 and $167,000 was outstanding as of September 30, 2019 and June 30, 2019, respectively. As of September 30, 2019, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,549,718, which represents 27.9% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,077,500. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $10,870 of new fees and $7,787 were carried over for continuing participants from the previous facilities, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of September 30, 2019, $10,745 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities. During the three months ended September 30, 2018, $398 of fees were expensed relating to credit providers in the 2018 Facility who did not commit to the 2019 Facility.
During the three months ended September 30, 2019 and September 30, 2018, we recorded $5,422 and $4,365, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On April 11, 2014, we issued $400,000 aggregate principal amount of convertible notes that mature on April 15, 2020 (the “2020 Notes”), unless previously converted or repurchased in accordance with their terms. The 2020 Notes bear interest at a rate of

4.75% per year, payable semi-annually on April 15 and October 15 each year, beginning October 15, 2014. Total proceeds from the issuance of the 2020 Notes, net of underwriting discounts and offering costs, were $387,500. On January 30, 2015, we repurchased $8,000 aggregate principal amount of the 2020 Notes at a price of 93.0, including commissions. As a result of this transaction, we recorded a gain of $332, in the amount of the difference between the reacquisition price and the net carrying amount of the 2020 Notes, net of the proportionate amount of unamortized debt issuance cost. During the three months ended December 31, 2018, we repurchased an additional $13,500 aggregate principal amount of the 2020 Notes at a price of 99.5, including commissions. As a result of this transaction, we recorded a loss of $41, in the amount of the difference between the reacquisition price and the net carrying amount of the 2020 Notes, net of the proportionate amount of unamortized debt issuance costs. During the three months ended March 31, 2019, we repurchased an additional $129,798 aggregate principal amount of the 2020 Notes at a weighted average price of 101.4, including commission. As a result of these transactions, we recorded a net loss of $2,787 during the three months ended March 31, 2019, in the amount of the difference between the reacquisition price and the net carrying amounts of the 2020 Notes, net of the proportionate amount of unamortized debt issuance costs. During the three months ended June 30, 2019, we repurchased an additional $24,588 aggregate principal amount of the 2020 Notes at a weighted average price of $101.10, including commissions. As a result of these transactions, we recorded a net loss of $414 during the three months ended June 30, 2019, in the amount of the difference of the reacquisition price and the net carrying amounts of the 2020 Notes, net of the proportionate amount of unamortized debt issuance costs.
On June 28, 2019, we commenced a tender offer to purchase for cash any and all of the $224,114 then outstanding aggregate principal amount of the 2020 Notes (“June Tender Offer”). On July 27, 2019, $32,948 aggregate principal amount of the 2020 Notes, representing 14.7% of the previously outstanding 2020 Notes, were validly tendered and accepted. On August 12, 2019, we commenced a tender offer to purchase for cash up to $60,000 aggregate principal amount of the 2020 Notes (“August Tender Offer”). On September 10, 2019, $13,597 aggregate principal amount of the 2020 Notes, representing 7.1% of the previously outstanding 2020 Notes, were validly tendered and accepted. The June Tender Offer and August Tender Offer, (collectively, the “2020 Notes Tender Offers”), resulted in our recognizing a loss of $686. As of September 30, 2019, the outstanding aggregate principal amount of the 2020 Notes is $177,569. On September 24, 2019, we commenced a tender offer to purchase for cash up to $40,000 outstanding aggregate principal amount of the 2020 Notes (“September Tender Offer”). The September Tender Offer expired at 12:00 midnight, New York City time, on October 23, 2019 (one minute after 11:59 p.m. New York City time, on October 22, 2019) (Note 18).
On April 11, 2017, we issued $225,000 aggregate principal amount of convertible notes that mature on July 15, 2022 (the “Original 2022 Notes”), unless previously converted or repurchased in accordance with their terms. The Original 2022 Notes bear interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2017. Total proceeds from the issuance of the Original 2022 Notes, net of underwriting discounts and offering costs, were $218,010. On May 18, 2018, we issued an additional $103,500 aggregate principal amount of convertible notes that mature on July 15, 2022 (the “Additional 2022 Notes,” and together with the Original 2022 Notes, the “2022 Notes”), unless previously converted or repurchased in accordance with their terms. The Additional 2022 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2022 Notes and bear interest at a rate of 4.95% per year, payable semi-annually on January 15 and July 15 each year, beginning July 15, 2018. Total proceeds from the issuance of the Additional 2022 Notes, net of underwriting discounts and offering costs, were $100,749. As of September 30, 2019, the outstanding aggregate principal amount of the 2022 Notes is $328,500.
On March 1, 2019, we issued $175,000 aggregate principal amount of senior convertible notes that mature on March 1, 2025 (the “2025 Notes”), unless previously converted or repurchased in accordance with their terms. We granted the underwriters a 13-day over-allotment option to purchase up to an additional $26,250 aggregate principal amount of the 2025 Notes. The underwriters fully exercised the over-allotment option on March 11, 20l9 and we issued $26,250 aggregate principal amount of 2025 Notes at settlement on March 13, 2019. The 2025 Notes bear interest at a rate of 6.375% per year, payable semi-annually on March 1 and September 1 each year, beginning September 1, 2019. Total proceeds from the issuance of the 2025 Notes, net of underwriting discounts and offering costs, were $198,674. As of September 30, 2019, the outstanding aggregate principal amount of the 2025 Notes is $201,250.

Certain key terms related to the convertible features for the 2020 Notes, the 2022 Notes, and the 2025 Notes (collectively, the “Convertible Notes”) are listed below:

	2020 Notes	2022 Notes	2025 Notes
Initial conversion rate(1)	80.6647	100.2305	110.7420
Initial conversion price	$12.40	$9.98	$9.03
Conversion rate at September 30, 2019(1)(2)	80.6670	100.2305	110.7420
Conversion price at September 30, 2019(2)(3)	$12.40	$9.98	$9.03
Last conversion price calculation date	4/11/2019	4/11/2019	3/1/2019
Dividend threshold amount (per share)(4)	$0.110525	$0.083330	$0.060000

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)	The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

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
In connection with the issuance of the Convertible Notes, we recorded a discount of $4,025 and debt issuance costs of $22,352 which are being amortized over the terms of the Convertible Notes. As of September 30, 2019, $3,700 of the original issue discount and $8,918 of the debt issuance costs remain to be amortized and are included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended September 30, 2019 and September 30, 2018, we recorded $10,655 and $11,435, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.

Public Notes
On March 15, 2013, we issued $250,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Original 2023 Notes”). The Original 2023 Notes bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2013. Total proceeds from the issuance of the Original 2023 Notes, net of underwriting discounts and offering costs, were $243,641. On June 20, 2018, we issued an additional $70,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Additional 2023 Notes,” and together with the Original 2023 Notes, the “2023 Notes”). The Additional 2023 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2023 Notes and bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the Additional 2023 Notes, net of underwriting discounts, were $69,403. As of September 30, 2019, the outstanding aggregate principal amount of the 2023 Notes is $320,000.

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
On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market (“ATM”) program with FBR Capital Markets & Co. through which we could sell, by means of ATM offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes (“Initial 2024 Notes ATM”). Following the initial 2024 Notes ATM, the aggregate principal amount of the 2024 Notes issued was $199,281 for net proceeds of $193,253, after commissions and offering costs. On July 2, 2018, we entered into a second ATM program with B. Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of the 2024 Notes (“Second 2024 Notes ATM,” and together with the Initial 2024 Notes ATM, the “2024 Notes Follow-on Program”). The 2024 Notes are listed on the New York Stock Exchange (“NYSE”) and trade thereon under the ticker “PBB”. During the year ended June 30, 2019, we issued an additional $35,162 aggregate principal amount under the Second 2024 Notes ATM, for net proceeds of $34,855, after commissions and offering costs. As of September 30, 2019, the outstanding aggregate principal amount of the 2024 Notes is $234,443.
On June 7, 2018, we issued $55,000 aggregate principal amount of unsecured notes that mature on June 15, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts and offering costs were $53,119. On July 2, 2018, we entered into an ATM program with B. Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2028 Notes (“2028 Notes ATM” or “2028 Notes Follow-on Program”). The 2028 Notes are listed on the NYSE and trade thereon under the ticker “PBY”. During the year ended June 30, 2019, we issued an additional $15,761 aggregate principal amount under the 2028 Notes ATM, for net proceeds of $15,530, after commissions and offering costs. As of September 30, 2019, the outstanding aggregate principal amount of the 2028 Notes is $70,761.
On October 1, 2018, we issued $100,000 aggregate principal amount of unsecured notes that mature on January 15, 2024 (the “6.375% 2024 Notes”). The 6.375% 2024 Notes bear interest at a rate of 6.375% per year, payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2019. Total proceeds from the issuance of the 6.375% 2024 Notes, net of underwriting discounts and offering costs, were $98,985. As of September 30, 2019, the outstanding aggregate principal amount of the 6.375% 2024 Notes is $100,000.
On December 5, 2018, we issued $50,000 aggregate principal amount of unsecured notes that mature on June 15, 2029 (the “2029 Notes”). The 2029 Notes bear interest at a rate of 6.875% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning March 15, 2019. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts and offering costs, were $48,057. On February 9, 2019, we entered into an ATM program with B. Riley FBR, Inc., BB&T Capital Markets, and Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2029 Notes (“2029 Notes ATM” or “2029 Notes Follow-on Program”). The 2029 Notes are listed on the NYSE and trade thereon under the ticker “PBC”. During the year ended June 30, 2019, we issued an additional $19,170 aggregate principal amount under the 2029 Notes ATM, for net proceeds of $18,523, after commissions and offering costs. As of September 30, 2019, the outstanding aggregate principal amount of the 2029 Notes is $69,170.

The 2023 Notes, the 2024 Notes, the 2028 Notes, the 6.375% 2024 Notes, and the 2029 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.

In connection with the issuance of the Public Notes we recorded a discount of $4,112 and debt issuance costs of $16,226, which are being amortized over the terms of the notes. As of September 30, 2019, $2,404 of the original issue discount and $10,969 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended September 30, 2019 and September 30, 2018, we recorded $12,818 and $11,363, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
Prospect Capital InterNotes®
On February 16, 2012, we entered into a selling agent agreement (the “Original Selling Agent Agreement”) with Incapital LLC, as purchasing agent for our issuance and sale from time to time of up to $500,000 of Prospect Capital InterNotes®, which was increased to $1,500,000 in May 2014. We sold approximately $1,454,466 in aggregate principal amount Prospect Capital InterNotes® under the Original Selling Agent Agreement. On May 10, 2019, the Original Selling Agent Agreement was terminated, and we entered into a new selling agent agreement with Incapital LLC (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (the “InterNotes® Offering”). Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the three months ended September 30, 2019, we issued $95,135 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $93,459. These notes were issued with stated interest rates ranging from 3.75% to 5.50% with a weighted average interest rate of 4.51%. These notes mature between July 15, 2024 and October 15, 2029.

The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2019:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$32,479	3.75%–5.00%	4.44%	July 15, 2024 – October 15, 2024
7	24,020	4.00%–5.25%	4.32%	July 15, 2026 – October 15, 2026
10	38,636	3.75%–5.50%	4.69%	July 15, 2029 – October 15, 2029
	$95,135
During the three months ended September 30, 2018, we issued $39,757 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $39,093. These notes were issued with stated interest rates ranging from 5.00% to 6.00% with a weighted average interest rate of 5.48%. These notes mature between July 15, 2022 and September 15, 2028.

The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2018:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$18,668	5.00%	5.00%	July 15, 2023 – September 15, 2023
7	7,172	5.50%–5.75%	5.73%	July 15, 2025 – September 15, 2025
8	385	5.75%	5.75%	August 15, 2025 – March 15, 2026
10	$13,532	6.00%	6.00%	July 15, 2028 – September 15, 2028
	$39,757
During the three months ended September 30, 2019, we redeemed, prior to maturity, $143,980 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 5.26% in order to replace shorter maturity debt with longer-term debt. During the three months ended September 30, 2019, we repaid $1,479 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2019 was $1,193.

The following table summarizes the Prospect Capital InterNotes® outstanding as of September 30, 2019:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$227,889	3.75% – 5.75%	4.96%	April 15, 2022 – October 15, 2024
6.5	4,750	5.25%	5.25%	April 15, 2022 – May 15, 2022
7	90,596	4.00% – 6.00%	5.32%	May 15, 2022 – October 15, 2026
8	24,500	4.50% – 5.75%	4.67%	August 15, 2025 – July 15, 2026
10	132,670	3.75% – 6.85%	5.64%	April 15, 2022 – October 15, 2029
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,077	5.25% – 6.00%	5.35%	May 15, 2028 – November 15, 2028
18	19,157	4.13% – 6.25%	5.58%	December 15, 2030 – August 15, 2031
20	3,887	5.75% – 6.00%	5.90%	November 15, 2032 – October 15, 2033
25	31,295	6.25% – 6.50%	6.39%	August 15, 2038 – May 15, 2039
30	102,576	5.50% – 6.75%	6.25%	November 15, 2042 – October 15, 2043
	$657,375
During the three months ended September 30, 2018, we redeemed, prior to maturity $29,360 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.70% in order to replace debt with shorter maturity dates. During the three months ended September 30, 2018, we repaid $2,434 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2018 was $256.

The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2019:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$283,450	4.00% – 5.75%	5.10%	July 15, 2021 - June 15, 2024
5.5	1,399	4.25%	4.25%	July 15, 2020
6.5	34,745	5.10% – 5.25%	5.24%	January 15, 2022 - May 15, 2022
7	83,731	4.00% – 6.00%	5.56%	January 15, 2020 - June 15, 2026
8	1,996	5.75%	5.75%	February 15, 2021
8	24,500	4.50% – 5.75%	4.67%	August 15, 2025 - July 15, 2026
10	99,529	5.50% – 7.00%	6.09%	March 15, 2022 - June 15, 2029
12	2,978	6.00%	6.00%	November 15, 2025 - December 15, 2025
15	17,077	5.25% – 6.00%	5.35%	May 15, 2028 - November 15, 2028
18	19,306	4.13% – 6.25%	5.58%	December 15, 2030 - August 15, 2031
20	3,887	6.00%	5.90%	November 15, 2032 - October 15, 2033
25	31,855	6.25% – 6.50%	6.39%	August 15, 2038 - May 15, 2039
30	103,246	5.50% – 6.75%	6.24%	November 15, 2042 - October 15, 2043
	$707,699
In connection with the issuance of Prospect Capital InterNotes®, we incurred $27,407 of fees which are being amortized over the term of the notes, of which $12,561 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of September 30, 2019.
During the three months ended September 30, 2019 and September 30, 2018 we recorded $10,003 and $10,745, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Net Asset Value
During the three months ended September 30, 2019, our net asset value decreased by $46,502, or $0.14 per share. The decrease was primarily attributable to an increase in net realized and net change in unrealized losses of $52,995, or $0.14 per weighted average share, coupled with a decrease of $0.01 per weighted average share as a result of reinvestment of our dividends on behalf of our stockholders at current market prices. This decrease was partially offset by net investment income of $71,060, or $0.19 per weighted average share, exceeding dividends of $66,111, or $0.18 per weighted average share, resulting in a net increase of $0.01 per weighted average share for the three months ended September 30, 2019. The following table shows the calculation of net asset value per share as of September 30, 2019 and June 30, 2019.

	September 30, 2019	June 30, 2019
Net assets	$3,259,773	$3,306,275
Shares of common stock issued and outstanding	367,363,872	367,131,025
Net asset value per share	$8.87	$9.01
Results of Operations
Operating results for the three months ended September 30, 2019 and September 30, 2018 were as follows:

	Three Months Ended September 30,
	2019	2018
Investment income	$161,883	$180,422
Operating expenses	90,823	95,263
Net investment income	71,060	85,159
Net realized (losses) gains	(2,198)	1,041
Net change in unrealized (losses) gains from investments	(48,459)	1,049
Net realized losses on extinguishment of debt	(2,338)	(3,454)
Net increase in net assets resulting from operations	$18,065	$83,795
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

The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended September 30,
	2019	2018
Interest income	$145,956	$159,442
Dividend income	4,254	14,927
Other income	11,673	6,053
Total investment income	$161,883	$180,422

Average debt principal of performing interest bearing investments(1)	$5,374,563	$5,503,536
Weighted average interest rate earned on performing interest bearing investments(1)	10.63%	11.34%
Average debt principal of all interest bearing investments(2)	$5,972,978	$5,930,993
Weighted average interest rate earned on all interest bearing investments(2)	9.56%	10.52%
(1) Excludes equity investments and non-accrual loans.
(2) Excludes equity investments.

Average interest income producing assets decreased from $5,503,536 for the three months ended September 30, 2018 to $5,374,563 for the three months ended September 30, 2019. The decrease in average income producing assets was a result of repayments. The average interest earned on performing interest bearing performing assets decreased from 11.34% for the three months ended September 30, 2018 to 10.63% for the three months ended September 30, 2019. The decrease is primarily due to an increase in foregone interest due to non-accrual investments, decline in LIBOR and reduced returns from our structured credit investments. The average interest earned on all interest bearing performing assets decreased from 10.52% for the three months ended September 30, 2018 to 9.56% for the three months ended September 30, 2019. The decrease is primarily due to a decline in LIBOR and reduced returns from our structured credit investments.

Investment income is also generated from dividends and other income which is less predictable than interest income. The following table describes dividend income earned three months ended September 30, 2019 and September 30, 2018, respectively:

	Three Months Ended September 30,
	2019	2018
Dividend income
National Property REIT Corp.	$—	$11,000
Valley Electric Company, Inc.	3,800	3,500
Other, net	454	427
Total dividend income	$4,254	$14,927

Other income is comprised of structuring fees, advisory fees, royalty interests, settlement of net profits interests and settlement of residual profits interests. The following table describes other income earned three months ended September 30, 2019 and September 30, 2018, respectively:

	Three Months Ended September 30,
	2019	2018
Structuring, advisory and amendment fees
National Property REIT Corp.	$8,039	$558
Town & Country Holdings, Inc.	—	2,100
Other, net	271	1,447
Total structuring, advisory and amendment fees	8,310	4,105
Royalty and net revenue interests
National Property REIT Corp.	3,232	1,823
Total royalty and net revenue interests	3,232	1,823
Administrative agent fees
Other, net	131	125
Total administrative agent fees	131	125
Total other income	$11,673	$6,053

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
The following table describes the various components of our operating expenses:

	Three Months Ended September 30,
	2019	2018
Base management fee	$28,463	$29,957
Income incentive fee	17,765	21,290
Interest and credit facility expenses	38,898	37,908
Allocation of overhead from Prospect Administration	3,494	3,365
Audit, compliance and tax related fees	375	393
Directors' fees	113	79
Other general and administrative expenses	1,715	2,271
Total operating expenses	$90,823	$95,263
Total gross base management fee was $28,463 and $30,095 for the three months ended September 30, 2019 and September 30, 2018, respectively. The Investment Adviser has entered into a servicing agreement with certain institutions that purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. We received payments of $138 from these institutions for the three months ended September 30, 2018 on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments as a reduction of the base management fee payable by us to the Investment Adviser resulting in net base management fees of $29,957 for the three months ended September 30, 2018. No such payments were received for the three months ended September 30, 2019.
For the three months ended September 30, 2019 and September 30, 2018, we incurred $17,765 and $21,290 of income incentive fees, respectively. This decrease was driven by a corresponding decrease in pre-incentive fee net investment income from $106,449 for the three months ended September 30, 2018 to $88,825 for the three months ended September 30, 2019. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.

During the three months ended September 30, 2019 and September 30, 2018, we incurred $38,898 and $37,908 respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). These expenses are related directly to the leveraging capacity and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years:

	Three Months Ended September 30,
	2019	2018
Interest on borrowings	$32,449	$32,985
Amortization of deferred financing costs	2,241	2,716
Accretion of discount on unsecured debt	254	131
Facility commitment fees	3,954	2,076
Total interest and credit facility expenses	$38,898	$37,908

Average principal debt outstanding	$2,305,797	$2,496,642
Annualized weighted average stated interest rate on borrowings(1)	5.63%	5.28%
Annualized weighted average interest rate on borrowings(2)	6.75%	6.07%

(1)	Includes only the stated interest expense.

(2)	Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
Interest expense is relatively stable on a dollars basis for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) increased from 5.28% for the three months ended September 30, 2018 to 5.63% for the three months ended September 30, 2019. This increase is primarily due to issuances of Public Notes at higher rates, partially offset by repurchases of our Convertible Notes and increased utilization of our Revolving Credit Facility, which bears a lower rate than our remaining debt.
The allocation of gross overhead expense from Prospect Administration was $4,078 and $3,365 for the three months ended September 30, 2019 and September 30, 2018, respectively. Prospect Administration received estimated payments of $584 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal services during the three months ended September 30, 2019. No such payments were received during the three months ended September 30, 2018. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount. Net overhead during the three months ended September 30, 2019 and September 30, 2018 totaled $3,494 and $3,365, respectively.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $2,203 and $2,743 for the three months ended September 30, 2019 and September 30, 2018, respectively. The $540 decrease was primarily attributable to decreases in legal fees and audit, compliance and tax related fees and valuation services fees.
Net Investment Income
Net investment income represents the difference between investment income and operating expenses. Net investment income was $71,060 and $85,159 for the three months ended September 30, 2019 and September 30, 2018, respectively. The decrease of $14,099 was primarily due to a decrease in investment income of $18,539 partially offset by a decrease in operating expenses of $4,440. Refer to above Investment Income and Operating Expenses discussions for detail.

Net Realized (Losses) Gains
The following table details net realized (losses) gains from investments for the three months ended September 30, 2019:

Portfolio Company	Net Realized Gains (Losses)
Madison Park Funding IX, Ltd.	$(1,949)
Voya CLO 2012-2, Ltd.	(450)
Other, net	201
Net realized (losses)	$(2,198)
The following table details net realized gains (losses) for the three months ended September 30, 2018:

Portfolio Company	Net Realized Gains (Losses)
New Century Transportation, Inc.	$1,000
Other, net	41
Net realized gains	$1,041
The following table details net realized (losses) on extinguishment of debt for the three months ended September 30, 2019:

Debt Extinguished	Net Realized (Losses)
Prospect Capital InterNotes®	$(1,193)
2020 Notes	(686)
Other, net	(459)
Net realized (losses)	$(2,338)
The following table details net realized (losses) on extinguishment of debt for the three months ended September 30, 2018:

Debt Extinguished	Net Realized (Losses)
5.00% 2019 Notes	$(2,874)
Prospect Capital InterNotes®	(256)
Other, net	(324)
Net realized (losses)	$(3,454)
Change in Unrealized Gains (Losses), Net
The following table details net change in unrealized (losses) gains for our portfolio for the three months ended September 30, 2019 and September 30, 2018, respectively:

	Three Months Ended September,
	2019	2018
Control investments	$(39,021)	$51,918
Affiliate investments	18,020	(13,755)
Non-control/non-affiliate investments	(27,458)	(37,114)
Net change in unrealized (losses) gains	$(48,459)	$1,049

The following table details net change in unrealized gains (losses) on investments for the three months ended September 30, 2019:

Net Change in Unrealized Gains (Losses)
National Property REIT Corp.	$25,200
Edmentum Ultimate Holdings, LLC	12,972
Other, net	7,015
CP Energy Services Inc.	(10,376)
Pacific World Corporation	(14,338)
InterDent, Inc.	(21,026)
Valley Electric Company, Inc.	(21,611)
Subordinated Structured Notes	(26,295)
Net change in unrealized (losses)	$(48,459)

The following table details net change in unrealized gains (losses) on investments for the three months ended September 30, 2018:

Net Change in Unrealized Gains (Losses)
Valley Electric Company, Inc.	$26,046
CP Energy Services Inc.	19,379
National Property REIT Corp.	15,002
Other, net	(704)
Credit Central Loan Company, LLC	(6,937)
R-V Industries, Inc.	(7,104)
United Sporting Companies, Inc.	(8,136)
Universal Turbine Parts, LLC	(10,907)
Subordinated Structured Notes	(25,590)
Net change in unrealized gains	$1,049

Financial Condition, Liquidity and Capital Resources
For the three months ended September 30, 2019 and September 30, 2018, our operating activities provided $225,058 and used $238,434 of cash, respectively. There were no investing activities for the three months ended September 30, 2019 and September 30, 2018. Financing activities used $225,982 and provided $274,728 of cash during the three months ended September 30, 2019 and September 30, 2018, respectively, which included dividend payments of $64,554 and $59,849, respectively. Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.

Our primary sources of funds have historically been issuances of debt and equity. More recently, we have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the three months ended September 30, 2019, we borrowed $211,000 and we made repayments totaling $270,000 under the Revolving Credit Facility. As of September 30, 2019, our outstanding balance on the Revolving Credit Facility was $108,000. As of September 30, 2019, we had, net of unamortized discount and debt issuance costs, $694,701 outstanding on the Convertible Notes, $781,001 outstanding on the Public Notes and $644,814 outstanding on the Prospect Capital InterNotes® (See “Capitalization” above).
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of September 30, 2019 and June 30, 2019, we had $22,439 and $23,375, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of September 30, 2019 and June 30, 2019.
We have guaranteed $2,571 in standby letters of credit issued through a financial intermediary and $1,314 of equipment lease obligations on behalf of InterDent, Inc. (“InterDent”) as of September 30, 2019. Under these arrangements, we would be required to make payments to the financial intermediary or equipment lease provider, respectively, if InterDent was to default on their related payment obligations. As of September 30, 2019, we have not recorded a liability on the statement of assets and liabilities for these guarantees as the likelihood of default on the standby letters of credit or equipment lease is deemed to be remote.

Our shareholders’ equity accounts as of September 30, 2019 and June 30, 2019 reflect cumulative shares issued, net of shares repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
As part of our Repurchase Program, we delivered a notice with our annual proxy mailing on September 19, 2019. We did not repurchase any shares of our common stock for the three months ended September 30, 2019 or September 30, 2018.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
Recent Developments
During the period from October 1, 2019 through October 31, 2019 we issued $19,171 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $18,842.
During the period of October 1, 2019 through November 6, 2019, we provided notice to call certain of our Prospect Capital InterNotes® at par with the following terms:

Notice Date	Settlement Date	Maturity Date Range	Interest Rate Range	Principal
9/12/2019	10/15/2019	April 15, 2022 - April 15, 2023	5.250% - 6.850%	$12,557
10/1/2019	10/8/2019	June 15, 2023 - August 15, 2023	5.000%	15,782
10/10/2019	10/21/2019	April 15, 2023 - June 15, 2023	4.500% - 4.750%	1,714
10/10/2019	11/15/2019	May 15, 2022 - November 15, 2022	4.750% - 5.750%	9,902

On October 2, 2019, UTZ Quality Foods, LLC fully repaid the $10,000 Second Lien Term Loan receivable to us at par.
On October 18, 2019, we repurchased $22,941 of the 4.950% convertible notes that mature on July 15, 2022 (“2022 Notes”) at a price of 102.80, including commissions.
The September Tender Offer expired at 12:00 midnight, New York City time, on October 23, 2019 (one minute after 11:59 p.m. New York City time, on October 22, 2019). On October 23, 2019, we announced the expiration and results of the September Tender Offer. On October 25, 2019, $2,140 aggregate principal amount of such notes, representing approximately 1.21% of the outstanding 2020 Notes, were validly tendered and accepted.
During the period October 23, 2019 through October 30, 2019, we made new $62,185 Senior Secured Term Loan C investments in NPRC.
On October 30, 2019, we sold $52,899 notional of our rated secured structured notes to NPRC at a fair value of $52,122, resulting in a realized gain of $1,888.
On October 31, 2019, we received a partial repayment of $12,317 of our Senior Secured Term Loan B outstanding with NPRC and its wholly-owned subsidiaries.
On November 6, 2019, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.06 per share for November 2019 to holders of record on November 29, 2019 with a payment date of December 19, 2019.

•	$0.06 per share for December 2019 to holders of record on January 2, 2020 with a payment date of January 23, 2020.

•	$0.06 per share for January 2020 to holders of record on January 31, 2020 with a payment date of February 20, 2020.

Critical Accounting Policies and Estimates
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) pursuant to the requirements for reporting on Form 10-Q, ASC 946, Financial Services—Investment Companies (“ASC 946”), and Articles 6, 10 and 12 of Regulation S-X. Under the 1940 Act, ASC 946, and the regulations pursuant to Article 6 of Regulation S-X, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services to benefit us. Our consolidated financial statements include the accounts of Prospect, PCF, PSBL, PYC, and the Consolidated Holding Companies. All intercompany balances and transactions have been eliminated in consolidation. The financial results of our non-substantially wholly owned holding companies and operating portfolio company investments are not consolidated in the financial statements. Any operating companies owned by the Consolidated Holding Companies are not consolidated.
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three months ended September 30, 2019.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2019 and June 30, 2019, our qualifying assets as a percentage of total assets, stood at 73.04% and 73.85%, respectively.
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

Our investments in CLOs are classified as Level 3 fair value measured securities under ASC 820 and are valued using a discounted multi-path cash flow model. The CLO structures are analyzed to identify the risk exposures and to determine an appropriate call date (i.e., expected maturity). These risk factors are sensitized in the multi-path cash flow model using Monte Carlo simulations, which is a simulation used to model the probability of different outcomes, to generate probability-weighted (i.e., multi-path) cash flows from the underlying assets and liabilities.  These cash flows are discounted using appropriate market discount rates, and relevant data in the CLO market as well as certain benchmark credit indices are considered, to determine the value of each CLO investment.  In addition, we generate a single-path cash flow utilizing our best estimate of expected cash receipts, and assess the reasonableness of the implied discount rate that would be effective for the value derived from the multi-path cash flows.  We are not responsible for and have no influence over the asset management of the portfolios underlying the CLO investments we hold, as those portfolios are managed by non-affiliated third-party CLO collateral managers. The main risk factors are default risk, prepayment risk, interest rate risk, downgrade risk, and credit spread risk.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of September 30, 2019, approximately 2.4% of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of September 30, 2019, we do not expect to have any excise tax due for the 2019 calendar year. Thus, we have not accrued any excise tax for this period.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2019, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2016 and thereafter remain subject to examination by the Internal Revenue Service.
Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our future taxable earnings. Net realized capital gains, if any, are distributed at least annually.
Financing Costs
We record origination expenses related to our Revolving Credit Facility and the Unsecured Notes as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation for our Revolving Credit Facility. The same methodology is used to approximate the effective yield method for our

Prospect Capital InterNotes® and our 2024, 2028, and 2029 Notes Follow-on Programs. The effective interest method is used to amortize deferred financing costs for our remaining Unsecured Notes over the respective expected life or maturity. In the event that we modify or extinguish our debt before maturity, we follow the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Revolving Credit Facility, any unamortized deferred costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our Unsecured Notes, any unamortized deferred costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.
Unamortized deferred financing costs are presented as a direct deduction to the respective Unsecured Notes (see Notes 5, 6, and 7 in the accompanying Consolidated Financial Statements for further discussion).
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of SEC registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of September 30, 2019 and June 30, 2019, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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

SEC Disclosure Update and Simplification
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. We have adopted the amendments and have retrospectively applied the presentation amendments to the prior period statements presented.
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

The following table provides the reconciliation of the components of distributable earnings (loss) to conform to the current period presentation for the three months ended September 30, 2018:

	Overdistributed net investment income	Realized gains (losses)	Net unrealized loss	Distributable earnings (loss)
Balance as of June 30, 2018	$(45,186)	$(465,493)	$(104,179)	$(614,858)
Net Increase in Net Assets Resulting from Operations:
Net investment income	85,159			85,159
Net realized losses		(2,413)		(2,413)
Net change in net unrealized losses			1,049	1,049
Distributions to Shareholders:
Distributions from net investment income	(65,694)			(65,694)
Tax reclassifications of net assets (Note 12)	31			31
Balance as of September 30, 2018	$(25,690)	$(467,906)	$(103,130)	$(596,726)

Tax Cuts and Jobs Act
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed the Code, including, a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Act also authorizes the IRS to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax Act, or regulations or other guidance issued under it, might affect us, our business or the business of our portfolio companies. However, our portfolio companies may or may not make certain elections under the Tax Act that could materially increase their taxable earnings and profits. Any such increase in the earnings and profits of a portfolio company may result in the characterization of certain distributions sourced from sale proceeds as dividend income, which may increase our distributable taxable income.
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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a LIBOR floor. Our loans typically have durations of one to three months after which they reset to current market interest rates. As of September 30, 2019, 86.93% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility and certain Prospect Capital InterNotes® issuances that are based on floating LIBOR rates. Interest on borrowings under the revolving credit facility is one-month LIBOR plus 220 basis points with no minimum LIBOR floor and an outstanding balance of $108,000 as of September 30, 2019. Interest on five Prospect Capital InterNotes® is three-month LIBOR plus a range of 300 to 350 basis points with no minimum LIBOR floor. The Convertible Notes, Public Notes and remaining Prospect Capital InterNotes® bear interest at fixed rates.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in Subordinated Structured Notes) to our loan portfolio and outstanding debt as of September 30, 2019, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Net Investment Income (1)
Up 300 basis points	$84,860	$46	$84,814	$67,851
Up 200 basis points	$54,147	$31	$54,116	$43,293
Up 100 basis points	$23,433	$15	$23,418	$18,734
Down 100 basis points	$(20,407)	$(5)	$(20,402)	$(16,322)
Down 200 basis points	$(25,417)	$(21)	$(25,396)	$(20,317)
Down 300 basis points	$(25,633)	$(36)	$(25,597)	$(20,478)

(1)	Includes the impact of income incentive fees. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of September 30, 2019, one, two and three month LIBOR were 2.02%, 2.07% and 2.09%, respectively.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the year ended September 30, 2019, we did not engage in hedging activities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2019, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of September 30, 2019.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2019, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Changes relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio.
In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association, or the “BBA,” in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. In addition, in April 2018, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate, or the SOFR. At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement tool, and the future of LIBOR is still uncertain. As such, the potential effect of the phase-out or replacement of LIBOR on our cost of capital and net investment income cannot yet be determined.
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

Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
4.1	Seven Hundredth Supplemental Indenture dated as of July 5, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2024(3)
4.2	Seven Hundred First Supplemental Indenture dated as of July 5, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2026(3)
4.3	Seven Hundred Second Supplemental Indenture dated as of July 5, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2029(3)
4.4	Seven Hundred Third Supplemental Indenture dated as of July 5, 2019, to the U.S. Bank Indenture, and Form of 5.000% to 7.500% Prospect Capital InterNote® due 2029(3)
4.5	Seven Hundred Fourth Supplemental Indenture dated as of July 11, 2019, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2024(4)
4.6	Seven Hundred Fifth Supplemental Indenture dated as of July 11, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(4)
4.7	Seven Hundred Sixth Supplemental Indenture dated as of July 11, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2029(4)
4.8	Seven Hundred Seventh Supplemental Indenture dated as of July 11, 2019, to the U.S. Bank Indenture, and Form of 4.750% to 7.250% Prospect Capital InterNote® due 2029(4)
4.9	Seven Hundred Eighth Supplemental Indenture dated as of July 18, 2019, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2024(5)
4.10	Seven Hundred Ninth Supplemental Indenture dated as of July 18, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(5)
4.11	Seven Hundred Tenth Supplemental Indenture dated as of July 18, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2029(5)
4.12	Seven Hundred Eleventh Supplemental Indenture dated as of July 18, 2019, to the U.S. Bank Indenture, and Form of 4.750% to 7.250% Prospect Capital InterNote® due 2029(5)
4.13	Seven Hundred Twelfth Supplemental Indenture dated as of July 25, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2024(6)
4.14	Seven Hundred Thirteenth Supplemental Indenture dated as of July 25, 2019, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2026(6)
4.15	Seven Hundred Fourteenth Supplemental Indenture dated as of July 25, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2029(6)
4.16	Seven Hundred Fifteenth Supplemental Indenture dated as of July 25, 2019, to the U.S. Bank Indenture, and Form of 4.500% to 7.000% Prospect Capital InterNote® due 2029(6)
4.17	Seven Hundred Sixteenth Supplemental Indenture dated as of August 1, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2024(7)
4.18	Seven Hundred Seventeenth Supplemental Indenture dated as of August 1, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(7)
4.19	Seven Hundred Eighteenth Supplemental Indenture dated as of August 1, 2019, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2029(7)
4.20	Seven Hundred Nineteenth Supplemental Indenture dated as of August 1, 2019, to the U.S. Bank Indenture, and Form of 4.250% to 6.750% Prospect Capital InterNote® due 2029(7)
4.21	Seven Hundred Twentieth Supplemental Indenture dated as of August 8, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2024(8)
4.22	Seven Hundred Twenty-First Supplemental Indenture dated as of August 8, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(8)
4.23	Seven Hundred Twenty-Second Supplemental Indenture dated as of August 8, 2019, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2029(8)

Exhibit No.
4.24	Seven Hundred Twenty-Third Supplemental Indenture dated as of August 8, 2019, to the U.S. Bank Indenture, and Form of 4.250% to 6.750% Prospect Capital InterNote® due 2029(8)
4.25	Seven Hundred Twenty-Fourth Supplemental Indenture dated as of August 15, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2024(9)
4.26	Seven Hundred Twenty-Fifth Supplemental Indenture dated as of August 15, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2026(9)
4.27	Seven Hundred Twenty-Sixth Supplemental Indenture dated as of August 15, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2029(9)
4.28	Seven Hundred Twenty-Seventh Supplemental Indenture dated as of August 15, 2019, to the U.S. Bank Indenture, and Form of 4.000% to 6.500% Prospect Capital InterNote® due 2029(9)
4.29	Seven Hundred Twenty-Eighth Supplemental Indenture dated as of August 22, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(10)
4.30	Seven Hundred Twenty-Ninth Supplemental Indenture dated as of August 22, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(10)
4.31	Seven Hundred Thirtieth Supplemental Indenture dated as of August 22, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(10)
4.32	Seven Hundred Thirty-First Supplemental Indenture dated as of August 22, 2019, to the U.S. Bank Indenture, and Form of 3.750% to 6.250% Prospect Capital InterNote® due 2029(10)
4.33	Seven Hundred Thirty-Second Supplemental Indenture dated as of September 26, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(11)
4.34	Seven Hundred Thirty-Third Supplemental Indenture dated as of September 26, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(11)
4.35	Seven Hundred Thirty-Fourth Supplemental Indenture dated as of September 26, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(11)
4.36	Seven Hundred Thirty-Fifth Supplemental Indenture dated as of September 26, 2019, to the U.S. Bank Indenture, and Form of 3.750% to 6.250% Prospect Capital InterNote® due 2029(11)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on July 5, 2019.
(4)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on July 11, 2019.
(5)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on July 18, 2019.
(6)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on July 25, 2019.
(7)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 1, 2019.
(8)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on August 8, 2019.
(9)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on August 15, 2019.
(10)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on August 22, 2019.

(11)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 26, 2019.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2019.

PROSPECT CAPITAL CORPORATION

By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer

By:	/s/ KRISTIN L. VAN DASK
Kristin L. Van Dask
Chief Financial Officer