Form 10-Q
period 2019-12-31
PROSPECT CAPITAL CORP
filed 2020-02-10
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of February 7, 2020, there were 367,658,352 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	December 31, 2019	June 30, 2019

	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $2,397,025 and $2,385,806, respectively)	$2,412,260	$2,475,924
Affiliate investments (amortized cost of $158,295 and $177,616, respectively)	87,623	76,682
Non-control/non-affiliate investments (amortized cost of $3,118,324 and $3,368,880, respectively)	2,768,662	3,100,947
Total investments at fair value (amortized cost of $5,673,644 and $5,932,302, respectively)	5,268,545	5,653,553
Cash	137,867	107,098
Receivables for:
Interest, net	11,872	26,504
Other	159	3,326
Deferred financing costs on Revolving Credit Facility (Note 4)	10,232	8,529
Due from broker	3,140	—
Prepaid expenses	478	1,053
Total Assets	5,432,293	5,800,063
Liabilities
Revolving Credit Facility (Notes 4 and 8)	92,000	167,000
Public Notes (less unamortized discount and debt issuance costs of $12,796 and $13,826, respectively) (Notes 6 and 8)	781,578	780,548
Convertible Notes (less unamortized debt issuance costs of $11,310 and $13,867, respectively) (Notes 5 and 8)	657,104	739,997
Prospect Capital InterNotes® (less unamortized debt issuance costs of $12,457 and $12,349, respectively) (Notes 7 and 8)	609,952	695,350
Due to Prospect Capital Management (Note 13)	44,515	46,525
Interest payable	30,837	34,104
Dividends payable	22,055	22,028
Accrued expenses	6,213	5,414
Due to Prospect Administration (Note 13)	2,929	1,885
Other liabilities	1,245	937
Total Liabilities	2,248,428	2,493,788
Commitments and Contingencies (Note 3)
Net Assets	$3,183,865	$3,306,275

Components of Net Assets
Common stock, par value $0.001 per share (1,000,000,000 common shares authorized; 367,584,244 and 367,131,025 issued and outstanding, respectively) (Note 9)	$367	$367
Paid-in capital in excess of par (Note 9)	4,042,785	4,039,872
Total distributable earnings (loss)	(859,287)	(733,964)
Net Assets	$3,183,865	$3,306,275
Net Asset Value Per Share (Note 16)	$8.66	$9.01

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Investment Income
Interest income:
Control investments	$49,602	$53,674	$100,468	$110,128
Affiliate investments	2,463	174	2,702	401
Non-control/non-affiliate investments	59,152	68,679	121,102	137,288
Structured credit securities	29,442	35,467	62,343	69,619
Total interest income	140,659	157,994	286,615	317,436
Dividend income:
Control investments	3,268	13,000	7,068	27,665
Non-control/non-affiliate investments	241	266	695	528
Total dividend income	3,509	13,266	7,763	28,193
Other income:
Control investments	13,189	15,741	24,572	18,532
Non-control/non-affiliate investments	4,560	882	4,850	4,144
Total other income (Note 10)	17,749	16,623	29,422	22,676
Total Investment Income	161,917	187,883	323,800	368,305
Operating Expenses
Base management fee (Note 13)	27,543	33,187	56,006	63,144
Income incentive fee (Note 13)	16,971	20,203	34,736	41,493
Interest and credit facility expenses	37,059	40,656	75,957	78,564
Allocation of overhead from Prospect Administration (Note 13)	6,011	5,642	9,505	9,007
Audit, compliance and tax related fees	1,933	2,389	2,308	2,782
Directors’ fees	113	150	226	229
Other general and administrative expenses	4,402	4,845	6,117	7,116
Total Operating Expenses	94,032	107,072	184,855	202,335
Net Investment Income	67,885	80,811	138,945	165,970
Net Realized and Net Change in Unrealized Gains (Losses) from Investments
Net realized gains (losses)
Control investments	—	2,801	—	2,802
Non-control/non-affiliate investments	1,909	192	(289)	1,232
Net realized gains (losses)	1,909	2,993	(289)	4,034
Net change in unrealized (losses) gains
Control investments	(35,863)	(85,733)	(74,884)	(33,815)
Affiliate investments	12,242	(5,894)	30,262	(19,649)
Non-control/non-affiliate investments	(54,271)	(59,069)	(81,729)	(96,183)
Net change in unrealized (losses) gains	(77,892)	(150,696)	(126,351)	(149,647)
Net Realized and Net Change in Unrealized (Losses) Gains from Investments	(75,983)	(147,703)	(126,640)	(145,613)
Net realized losses on extinguishment of debt	(3,105)	(497)	(5,443)	(3,951)
Net (Decrease) Increase in Net Assets Resulting from Operations	$(11,203)	$(67,389)	$6,862	$16,406
Net (decrease) increase in net assets resulting from operations per share	$(0.03)	$(0.18)	$0.02	$0.04
Dividends declared per share	$(0.18)	$(0.18)	$(0.36)	$(0.36)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)
(Unaudited)

	Common Stock
Six Months Ended December 31, 2018	Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)(1)	Total Net Assets
Balance as of June 30, 2018	364,409,938	$364	$4,021,541	$(614,858)	$3,407,047
Net Decrease in Net Assets resulting from Operations:
Net investment income				165,970	165,970
Net realized gains				83	83
Net change in unrealized losses				(149,647)	(149,647)
Distributions to Shareholders					—
Distributions from earnings				(131,531)	(131,531)
Shares issued through reinvestment of dividends	1,646,028	2	11,251		11,253
Tax reclassifications of net assets (Note 12)			(31)	31	—
Total increase (decrease) for the six months ended December 31, 2018	1,646,028	2	11,220	(115,094)	(103,872)
Balance as of December 31, 2018	366,055,966	$366	$4,032,761	$(729,952)	$3,303,175

	Common Stock
Six Months Ended December 31, 2019	Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)	Total Net Assets
Balance as of June 30, 2019	367,131,025	$367	$4,039,872	$(733,964)	$3,306,275
Net Decrease in Net Assets resulting from Operations:
Net investment income				138,945	138,945
Net realized losses				(5,732)	(5,732)
Net change in unrealized losses				(126,351)	(126,351)
Distributions to Shareholders					—
Distributions from earnings				(132,263)	(132,263)
Shares issued through reinvestment of dividends	453,219	—	2,991		2,991
Tax reclassifications of net assets (Note 12)			(78)	78	—
Total increase (decrease) for the six months ended December 31, 2019	453,219	—	2,913	(125,323)	(122,410)
Balance as of December 31, 2019	367,584,244	$367	$4,042,785	$(859,287)	$3,183,865

(1) See Note 2. Significant Accounting Policies and Recent Accounting Updates.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (CONTINUED)
(in thousands, except share data)
(Unaudited)

	Common Stock
Three Months Ended December 31, 2018	Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)(1)	Total Net Assets
Balance as of September 30, 2018	365,225,139	$365	$4,027,305	$(596,726)	$3,430,944
Net Decrease in Net Assets resulting from Operations:
Net investment income				80,811	80,811
Net realized gains				2,496	2,496
Net change in unrealized losses				(150,696)	(150,696)
Distributions to Shareholders					—
Distributions from earnings				(65,837)	(65,837)
Shares issued through reinvestment of dividends	830,827	1	5,456		5,457
Total increase (decrease) for the three months ended December 31, 2018	830,827	1	5,456	(133,226)	(127,769)
Balance as of December 31, 2018	366,055,966	$366	$4,032,761	$(729,952)	$3,303,175

	Common Stock
Three Months Ended December 31, 2019	Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)	Total Net Assets
Balance as of September 30, 2019	367,363,872	$367	$4,041,338	$(781,932)	$3,259,773
Net Decrease in Net Assets resulting from Operations:
Net investment income				67,885	67,885
Net realized losses				(1,196)	(1,196)
Net change in unrealized losses				(77,892)	(77,892)
Distributions to Shareholders					—
Distributions from earnings				(66,152)	(66,152)
Shares issued through reinvestment of dividends	220,372	—	1,447		1,447
Total increase (decrease) for the three months ended December 31, 2019	220,372	—	1,447	(77,355)	(75,908)
Balance as of December 31, 2019	367,584,244	$367	$4,042,785	$(859,287)	$3,183,865

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Six Months Ended December 31,
	2019	2018
Operating Activities
Net increase in net assets resulting from operations	$6,862	$16,406
Net realized losses on extinguishment of debt	5,443	3,951
Net realized losses (gains) on investments	289	(4,034)
Net change in net unrealized losses (gains) on investments	126,351	149,647
Amortization of discounts (accretion of premiums), net	2,858	(120)
Accretion of discount on Public Notes (Note 6)	515	235
Amortization of deferred financing costs	4,110	6,343
Payment-in-kind interest	(21,175)	(19,306)
Structuring fees	(5,177)	(3,434)
Change in operating assets and liabilities:
Payments for purchases of investments	(344,587)	(458,154)
Proceeds from sale of investments and collection of investment principal	626,450	220,110
Decrease in due to broker	—	(6,159)
(Decrease) increase in due to Prospect Capital Management	(2,010)	2,256
Decrease in interest receivable, net	14,632	12,120
Decrease in interest payable	(3,267)	(766)
Increase in accrued expenses	799	79
(Increase) decrease in due from broker	(3,140)	2,449
Increase (Decrease) in other liabilities	308	(144)
Decrease in other receivables	3,167	1,630
Decrease in prepaid expenses	575	416
Increase (decrease) in due to Prospect Administration	1,044	(427)
Net Cash Provided by (Used in) Operating Activities	414,047	(76,902)
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	398,000	746,791
Principal payments under Revolving Credit Facility (Note 4)	(473,000)	(486,791)
Issuances of Public Notes, net of original issue discount (Note 6)	—	182,427
Redemptions of Public Notes (Note 6)	—	(153,536)
Redemptions of Convertible Notes, net (Note 5)	(87,244)	(13,433)
Issuances of Prospect Capital InterNotes® (Note 7)	158,078	69,586
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(243,368)	(104,851)
Financing costs paid and deferred	(6,497)	(17,201)
Dividends paid	(129,247)	(120,180)
Net Cash (Used in) Provided by Financing Activities	(383,278)	102,812
Net Increase in Cash	30,769	25,910
Cash at beginning of period	107,098	83,758
Cash at End of Period	$137,867	$109,668
Supplemental Disclosures
Cash paid for interest	$74,599	$72,752
Purchases of investments settled net of proceeds from sale of investments	$50,237	$—
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$2,991	$11,253
Cost basis of investments written off as worthless	$2,420	$—

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2019 (Unaudited)
(in thousands, except share data)

				December 31, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(49)

CP Energy Services Inc.(20)	Energy Equipment & Services	Senior Secured Term Loan (12.95% (LIBOR + 11.00% with 1.00% LIBOR floor), due 12/29/2022)(11)	10/1/2017	$35,048	$35,048	$35,048	1.1%
		Senior Secured Term Loan A to Spartan Energy Services, Inc. (9.80% (LIBOR + 8.00% with 1.00% LIBOR floor), due 12/31/2022)(13)	10/20/2014	13,156	13,156	13,156	0.4%
		Senior Secured Term Loan B to Spartan Energy Services, Inc. (15.80% PIK (LIBOR + 14.00% with 1.00% LIBOR floor), due 12/31/2022)(13)(46)	10/20/2014	23,361	23,361	20,801	0.7%
		Series B Convertible Preferred Stock (16.00%, 790 shares)(16)	10/30/2015		63,225	32,716	1.0%
		Common Stock (102,924 shares)(16)	8/2/2013		86,241	—	—%
					221,031	101,721	3.2%
Credit Central Loan Company, LLC(21)	Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2024)(14)(46)	12/28/2012	56,862	53,696	56,862	1.8%
		Class A Units (14,867,312 units)(14)(16)	12/28/2012		19,331	20,020	0.6%
		Net Revenues Interest (25% of Net Revenues)(14)(16)	1/28/2015		—	—	—%
					73,027	76,882	2.4%
Echelon Transportation, LLC	Aerospace & Defense	Senior Secured Term Loan (11.99% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(13)(46)	3/31/2014	39,917	39,917	39,917	1.3%
		Senior Secured Term Loan (11.24% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 1.00% PIK, due 12/7/2024)(13)(46)	12/9/2016	19,198	19,198	19,198	0.6%
		Membership Interest (100%)(16)	3/31/2014		22,738	31,950	1.0%
					81,853	91,065	2.9%
First Tower Finance Company LLC(23)	Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 10.50% PIK, due 6/24/2024)(14)(46)	6/24/2014	277,987	277,987	277,987	8.7%
		Class A Units (95,709,910 units)(14)(16)	6/14/2012		81,146	224,798	7.1%
					359,133	502,785	15.8%
Freedom Marine Solutions, LLC(24)	Energy Equipment & Services	Membership Interest (100%)(16)	11/9/2006		43,892	14,920	0.5%
					43,892	14,920	0.5%
InterDent, Inc.(29)	Health Care Providers & Services	Senior Secured Term Loan A/B (6.85% (LIBOR + 5.05% with 0.75% LIBOR floor), due 9/5/2020)(13)	8/1/2018	14,000	14,000	14,000	0.4%
		Senior Secured Term Loan A (7.30% (LIBOR + 5.50% with 0.75% LIBOR floor), due 9/5/2020)(13)	8/3/2012	77,994	77,994	77,994	2.5%
		Senior Secured Term Loan B (10.00% PIK, due 9/5/2020)(46)	8/3/2012	122,188	122,188	104,977	3.3%
		Senior Secured Term Loan C (18.00% PIK, in non-accrual status effective 10/1/2018, due 9/5/2020)	3/22/2018	44,763	35,766	—	—%
		Senior Secured Term Loan D (1.00% PIK, in non-accrual status effective 10/1/2018, due 9/5/2020)	9/19/2018	5,065	5,001	—	—%
		Common Stock (99,900 shares)(16)	5/3/2019		1	—	—%
					254,950	196,971	6.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2019 (Unaudited)
(in thousands, except share data)

				December 31, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(49)

Kickapoo Ranch Pet Resort	Diversified Consumer Services	Membership Interest (100%)(16)	8/26/2019		$2,378	$4,361	0.1%
					2,378	4,361	0.1%
MITY, Inc.(25)	Commercial Services & Supplies	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 6/30/2020)(3)(11)	9/19/2013	$26,250	26,250	26,250	0.8%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 6/30/2020)(3)(11)(46)	9/19/2013	31,386	31,386	29,936	1.0%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due 1/1/2028)(14)	9/19/2013	5,683	6,627	—	—%
		Common Stock (42,053 shares)(16)	9/19/2013		6,849	—	—%
					71,112	56,186	1.8%
National Property REIT Corp.(26)	Equity Real Estate Investment Trusts (REITs) / Online Lending / Structured Finance	Senior Secured Term Loan A (6.50% (LIBOR + 3.50% with 3.00% LIBOR floor) plus 5.00% PIK, due 12/31/2023)(11)(46)	12/31/2018	433,553	433,553	433,553	13.6%
		Senior Secured Term Loan B (5.00% (LIBOR + 2.00% with 3.00% LIBOR floor) plus 5.50% PIK, due 12/31/2023)(11)(46)	12/31/2018	79,000	79,000	79,000	2.5%
		Senior Secured Term Loan C (15.00% (LIBOR + 12.00% with 3.00% LIBOR floor) plus 2.25% PIK, due 12/31/2023)(11)(46)	10/31/2019	51,428	51,428	51,428	1.6%
		Residual Profit Interest(37)	12/31/2018		—	37,562	1.2%
		Common Stock (3,203,927 shares)(52)	12/31/2013		176,693	425,345	13.4%
					740,674	1,026,888	32.3%
Nationwide Loan Company LLC(27)	Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2020)(14)(46)	6/18/2014	19,420	19,420	19,420	0.6%
		Class A Units (32,456,159 units)(14)	1/31/2013		21,962	16,807	0.5%
					41,382	36,227	1.1%
NMMB, Inc.(28)	Media	Senior Secured Note (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 12/30/2024)(11)	12/30/2019	15,100	15,100	15,100	0.5%
		Common Stock (21,419 shares)(16)	12/30/2019	—	12,869	22,818	0.7%
					27,969	37,918	1.2%
Pacific World Corporation(40)	Personal Products	Revolving Line of Credit – $26,000 Commitment (9.06% (LIBOR + 7.25% with 1.00% LIBOR floor), in non-accrual status effective 10/1/2019, due 9/26/2020)(13)(15)	9/26/2014	20,825	20,825	20,825	0.7%
		Senior Secured Term Loan A (7.06% PIK (LIBOR + 5.25% with 1.00% LIBOR floor), in non-accrual status effective 10/24/2018, due 9/26/2020)(13)	12/31/2014	105,045	96,000	41,785	1.3%
		Senior Secured Term Loan B (11.06% PIK (LIBOR + 9.25% with 1.00% LIBOR floor), in non-accrual status effective 5/21/2018, due 9/26/2020)(13)	12/31/2014	116,671	96,500	—	—%
		Convertible Preferred Equity (227,330shares)(16)	6/15/2018		34,100	—	—%
		Common Stock (6,778,414 shares)(16)	9/29/2017		—	—	—%
					247,425	62,610	2.0%
R-V Industries, Inc.	Machinery	Senior Subordinated Note (10.95% (LIBOR + 9.00% with 1.00% LIBOR floor), due 3/31/2022)(3)(11)	6/12/2013	28,622	28,622	28,622	0.9%
		Common Stock (745,107 shares)(16)	6/26/2007		6,866	7,881	0.2%
					35,488	36,503	1.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2019 (Unaudited)
(in thousands, except share data)

				December 31, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(49)

Universal Turbine Parts, LLC(34)	Trading Companies & Distributors	Delayed Draw Term Loan – $5,000 Commitment (10.25% (LIBOR + 7.75% with 2.50% LIBOR floor), due 7/22/2021)(13)(15)	2/28/2019	$998	$998	$998	—%
		Senior Secured Term Loan A (7.70% (LIBOR + 5.75% with 1.00% LIBOR floor), due 7/22/2021)(11)	7/22/2016	30,388	30,388	27,624	0.9%
		Senior Secured Term Loan B (13.70% PIK (LIBOR + 11.75% with 1.00% LIBOR floor), in non-accrual status effective 7/1/2018, due 7/22/2021)(11)	7/22/2016	40,163	32,500	—	—%
		Common Stock (10,000 units)(16)	12/10/2018		—	—	—%
					63,886	28,622	0.9%
USES Corp.(30)	Commercial Services & Supplies	Senior Secured Term Loan A (9.00% PIK, in non-accrual status effective 4/1/2016, due 7/29/2022)	3/31/2014	42,013	30,651	16,101	0.5%
		Senior Secured Term Loan B (15.50% PIK, in non-accrual status effective 4/1/2016, due 7/29/2022)	3/31/2014	61,318	35,568	—	—%
		Common Stock (268,962 shares)(16)	6/15/2016		—	—	—%
					66,219	16,101	0.5%
Valley Electric Company, Inc.(31)	Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2024)(3)(11)(46)	12/31/2012	10,430	10,430	10,430	0.3%
		Senior Secured Note (8.00% plus 10.00% PIK, due 6/23/2024)(46)	6/24/2014	33,301	33,301	33,301	1.0%
		Consolidated Revenue Interest (2.0%)(38)	6/22/2018		—	2,746	0.1%
		Common Stock (50,000 shares)	12/31/2012		22,875	76,023	2.4%
					66,606	122,500	3.8%
Total Control Investments					$2,397,025	$2,412,260	75.8%

				December 31, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Affiliate Investments (5.00% to 24.99% voting control)(48)

Edmentum Ultimate Holdings, LLC(22)	Diversified Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00% PIK, due 12/9/2021)(15)(46)	6/9/2015	$8,033	$8,033	$8,033	0.2%
		Unsecured Senior PIK Note (8.50% PIK, due 12/9/2021)(46)	6/9/2015	8,548	8,548	8,548	0.3%
		Unsecured Junior PIK Note (10.00% PIK, due 12/9/2021)(46)	6/9/2015	40,952	25,303	40,338	1.3%
		Class A Units (370,964 units)(16)	6/9/2015	—	6,577	8,123	0.3%
					48,461	65,042	2.1%
Nixon, Inc.(39)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)(16)	5/12/2017	—	—	—	—%
					—	—	—%
Targus Cayman HoldCo Limited(33)	Textiles, Apparel & Luxury Goods	Common Stock (7,383,395 shares)	2/12/2016	—	2,805	16,224	0.5%
					2,805	16,224	0.5%
United Sporting Companies, Inc.(18)	Distributors	Second Lien Term Loan (12.80% (LIBOR + 11.00% with 1.75% LIBOR floor) plus 2.00% PIK, in non-accrual status effective 4/1/2017, due 11/16/2019)(13)	9/28/2012	147,991	107,029	6,357	0.2%
		Common Stock (218,941 shares)(16)	5/2/2017	—	—	—	—%
					107,029	6,357	0.2%
Total Affiliate Investments					$158,295	$87,623	2.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2019 (Unaudited)
(in thousands, except share data)

				December 31, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan (9.49% (LIBOR + 7.75%), due 10/1/2026)(3)(8)(13)	10/10/2018	$25,000	$24,841	$24,841	0.8%
					24,841	24,841	0.8%
ACE Cash Express, Inc.	Consumer Finance	Senior Secured Note (12.00%, due 12/15/2022)(8)(10)(14)	12/15/2017	30,000	28,563	25,491	0.8%
					28,563	25,491	0.8%
Ahead Data Blue, LLC	IT Services	Second Lien Term Loan (10.30% (LIBOR + 8.50% with 1.50% LIBOR floor), due 11/8/2025)(13)	12/13/2019	70,000	70,000	70,000	2.2%
					70,000	70,000	2.2%
AmeriLife Group, LLC	Insurance	Second Lien Term Loan (10.80% (LIBOR + 9.00%), due 6/11/2027)(3)(8)(13)	6/24/2019	10,000	10,000	10,000	0.3%
					10,000	10,000	0.3%
Apidos CLO XI	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 10.94%, due 10/17/2030)(5)(14)	1/17/2013	40,500	33,349	27,462	0.9%
					33,349	27,462	0.9%
Apidos CLO XII	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 15.64%, due 4/15/2031)(5)(14)	4/18/2013	52,203	37,154	30,457	1.0%
					37,154	30,457	1.0%
Apidos CLO XV	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 15.00%, due 4/21/2031)(5)(14)	10/16/2013	48,515	38,601	29,519	0.9%
					38,601	29,519	0.9%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 7.32%, due 10/20/2027)(5)(14)	10/14/2015	31,350	28,147	23,446	0.7%
					28,147	23,446	0.7%
Ark-La-Tex Wireline Services, LLC	Energy Equipment & Services	Escrow Receivable	4/8/2014		—	—	—%
					—	—	—%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	Revolving Line of Credit – $6,000 Commitment (10.75% (LIBOR + 8.75% with 2.00% LIBOR floor), due 2/21/2020)(11)(15)	2/21/2013	2,000	2,000	2,000	0.1%
		Senior Secured Term Loan (10.75% (LIBOR + 8.75% with 2.00% LIBOR floor), due 2/21/2020)(3)(11)	2/21/2013	73,919	73,919	73,919	2.3%
					75,919	75,919	2.4%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 9.42%, due 7/20/2029)(5)(14)	11/18/2014	83,098	49,380	34,711	1.1%
					49,380	34,711	1.1%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	Senior Secured Note (10.47% (LIBOR + 8.50% with 1.25% LIBOR floor), due 12/02/2022)(3)(11)	12/4/2017	172,844	172,844	172,844	5.4%
					172,844	172,844	5.4%
Brookside Mill CLO Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 5.43%, due 1/17/2028)(5)(14)	5/23/2013	36,300	18,044	12,763	0.4%
					18,044	12,763	0.4%
California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 10.64%, due 7/16/2032)(5)(14)	5/8/2012	58,915	41,473	31,743	1.0%
					41,473	31,743	1.0%
Candle-Lite Company, LLC	Household Products	Senior Secured Term Loan A (7.42% (LIBOR + 5.50% with 1.25% LIBOR floor), due 1/23/2023)(3)(11)	1/23/2018	12,063	12,063	12,061	0.4%
		Senior Secured Term Loan B (11.42% (LIBOR + 9.50% with 1.25% LIBOR floor), due 1/23/2023)(3)(11)	1/23/2018	12,500	12,500	12,500	0.4%
					24,563	24,561	0.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2019 (Unaudited)
(in thousands, except share data)

				December 31, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan (10.05% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(8)(13)	10/7/2014	$98,982	$98,748	$98,982	3.1%
					98,748	98,982	3.1%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 20.27%, due 4/30/2031)(5)(14)	2/21/2013	24,870	15,023	12,792	0.4%
					15,023	12,792	0.4%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 21.30%, due 7/15/2030)(5)(14)	4/12/2017	25,534	17,750	17,577	0.5%
					17,750	17,577	0.5%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 11.59%, due 10/20/2029)(5)(14)	9/13/2016	32,200	34,555	26,208	0.8%
					34,555	26,208	0.8%
CCPI Inc.(19)	Electronic Equipment, Instruments & Components	Escrow Receivable	2/28/2019		—	2,307	0.1%
					—	2,307	0.1%
CCS-CMGC Holdings, Inc.	Health Care Providers & Services	First Lien Term Loan (7.30% (LIBOR + 5.50%), due 10/1/2025)(3)(8)(13)	5/23/2019	6,033	5,945	5,945	0.2%
		First Lien Term Loan (7.43% (LIBOR + 5.50%), due 10/1/2025)(3)(8)(11)	5/23/2019	3,639	3,586	3,586	0.1%
		Second Lien Term Loan (10.93% (LIBOR + 9.00%), due 10/1/2026)(3)(8)(11)	10/12/2018	37,000	36,399	36,399	1.1%
					45,930	45,930	1.4%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 13.37%, due 7/27/2030)(5)(14)	6/18/2014	49,552	38,609	28,433	0.9%
					38,609	28,433	0.9%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.15%, due 4/24/2031)(5)(14)	9/12/2013	44,100	29,748	22,814	0.7%
					29,748	22,814	0.7%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.09%, due 4/28/2031)(5)(14)	11/14/2013	45,500	32,707	28,641	0.9%
					32,707	28,641	0.9%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 13.42%, due 10/17/2030)(5)(14)	9/3/2014	44,467	30,913	25,457	0.8%
					30,913	25,457	0.8%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 11.55%, due 10/21/2031)(5)(14)	12/21/2016	34,000	31,031	27,479	0.9%
					31,031	27,479	0.9%
Cinedigm DC Holdings, LLC	Entertainment	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(11)(46)	2/28/2013	12,559	12,509	12,559	0.4%
					12,509	12,559	0.4%
Class Valuation, LLC	Real Estate Management & Development	Revolving Line of Credit – $1,500 Commitment (10.20% (LIBOR + 8.25% with 1.50% LIBOR floor), due 3/12/2020)(11)(15)	3/12/2018	—	—	—	—%
		Senior Secured Term Loan (10.20% (LIBOR + 8.25% with 1.50% LIBOR floor), due 3/10/2023)(3)(11)	3/12/2018	38,432	38,432	38,432	1.2%
					38,432	38,432	1.2%
Collections Acquisition Company, Inc.	Diversified Financial Services	Senior Secured Term Loan (10.15% (LIBOR + 7.65% with 2.50% LIBOR floor), due 6/3/2024)(3)(11)	12/3/2019	30,433	30,433	30,433	1.0%
					30,433	30,433	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2019 (Unaudited)
(in thousands, except share data)

				December 31, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 17.36%, due 10/25/2028)(5)(14)	1/15/2014	$40,275	$22,646	$24,635	0.8%
					22,646	24,635	0.8%
Coverall North America, Inc.	Commercial Services & Supplies	Senior Secured Term Loan A (7.95% (LIBOR + 6.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	11/2/2015	5,100	5,100	5,100	0.2%
		Senior Secured Term Loan B (12.95% (LIBOR + 11.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	11/2/2015	23,000	23,000	23,000	0.7%
					28,100	28,100	0.9%
CP VI Bella Midco	IT Services	Second Lien Term Loan (8.55% (LIBOR + 6.75%), due 12/29/2025)(3)(8)(13)	2/26/2018	15,750	15,707	15,750	0.5%
					15,707	15,750	0.5%
Digital Room, LLC	Commercial Services & Supplies	First Lien Term Loan (6.80% (LIBOR + 5.00%), due 5/21/2026)(3)(8)(13)	5/29/2019	9,950	9,819	9,819	0.3%
		Second Lien Term Loan (10.80% (LIBOR + 9.00%), due 5/21/2027)(3)(8)(13)	5/30/2019	70,000	70,000	69,477	2.2%
					79,819	79,296	2.5%
Dunn Paper, Inc.	Paper & Forest Products	First Lien Term Loan (6.55% (LIBOR + 4.75% with 1.00% LIBOR floor), due 8/26/2022)(8)(13)	11/27/2019	4,488	4,371	4,371	0.1%
		Second Lien Term Loan (10.55% (LIBOR + 8.75% with 1.00% LIBOR floor), due 8/26/2023)(3)(8)(13)	10/7/2016	11,500	11,379	11,379	0.4%
					15,750	15,750	0.5%
Easy Gardener Products, Inc.	Household Durables	Senior Secured Term Loan (11.95% (LIBOR + 10.00% with 0.25% LIBOR floor), in non-accrual status effective 10/1/2019, due 09/30/2020)(11)	10/2/2015	15,719	15,719	4,353	0.1%
					15,719	4,353	0.1%
Engine Group, Inc.(7)	Media	Senior Secured Term Loan (6.94% (LIBOR + 5.00% with 1.00% LIBOR floor), due 9/15/2022)(8)(11)	9/25/2017	4,220	4,220	4,031	0.1%
		Second Lien Term Loan (10.94% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/15/2023)(3)(8)(11)	9/25/2017	35,000	35,000	31,305	1.0%
					39,220	35,336	1.1%
EXC Holdings III Corp	Technology Hardware, Storage & Peripherals	Second Lien Term Loan (9.59% (LIBOR + 7.50% with 1.00% LIBOR floor), due 12/01/2025)(3)(8)(11)	12/5/2017	12,500	12,408	12,408	0.4%
					12,408	12,408	0.4%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 9.86%, due 10/15/2030)(5)(14)	3/14/2013	50,525	35,944	25,468	0.8%
					35,944	25,468	0.8%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 8.24%, due 5/16/2031)(5)(14)	11/5/2013	24,575	16,516	11,463	0.4%
					16,516	11,463	0.4%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 7.75%, due 7/15/2031)(5)(14)	6/27/2014	39,905	28,720	18,207	0.6%
					28,720	18,207	0.6%
GEON Performance Solutions, LLC	Chemicals	Revolving Line of Credit – $3,621 Commitment (7.96% (LIBOR+6.25% with 1.63% LIBOR floor), due10/25/2024)(13)(15)	12/12/2019	—	—	—	—%
		First Lien Term Loan (7.96% (LIBOR+6.25% with 1.63% LIBOR floor), due10/25/2024)(13)	12/12/2019	31,379	31,207	31,207	1.0%
					31,207	31,207	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2019 (Unaudited)
(in thousands, except share data)

				December 31, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Global Tel*Link Corporation	Diversified Telecommunication Services	First Lien Term Loan (6.05% (LIBOR + 4.25%), due 11/29/2025)(3)(8)(13)	8/20/2019	$9,950	$9,561	$9,490	0.3%
		Second Lien Term Loan (10.05% (LIBOR + 8.25%), due 11/29/2026)(3)(8)(13)	12/4/2018	40,170	39,334	38,674	1.2%
					48,895	48,164	1.5%
GlobalTranz Enterprises, Inc.	Air Freight & Logistics	Second Lien Term Loan (10.04% (LIBOR + 8.25%), due 5/15/2027)(3)(8)(13)	5/15/2019	12,500	12,500	12,385	0.4%
					12,500	12,385	0.4%
H.I.G. ECI Merger Sub, Inc.	IT Services	Senior Secured Term Loan A (7.45% (LIBOR + 5.50% with 1.50% LIBOR floor), due 5/31/2023)(3)(11)	5/31/2018	44,016	44,016	44,016	1.4%
		Senior Secured Term Loan B (12.45% (LIBOR + 10.50% with 1.50% LIBOR floor), due 5/31/2023)(3)(11)	5/31/2018	29,900	29,900	29,900	0.9%
					73,916	73,916	2.3%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 8/15/2023)(5)(14)(17)	8/15/2012	23,188	3,758	—	—%
					3,758	—	—%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 4/15/2025)(5)(14)(17)	3/28/2013	40,400	19,984	1,347	—%
					19,984	1,347	—%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 4/18/2026)(5)(14)(17)	3/6/2014	24,500	11,822	1,244	—%
					11,822	1,244	—%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 4/28/2025)(5)(14)(17)	4/28/2014	41,164	21,322	—	—%
					21,322	—	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 5.48%, due 10/18/2027)(5)(14)	9/3/2015	39,598	30,617	23,126	0.7%
					30,617	23,126	0.7%
Halyard MD OpCo, LLC	Media	Revolving Line of Credit – $2,000 Commitment (9.94% (LIBOR + 8.00%), due 2/6/2020)(11)(15)	8/6/2018	—	—	—	—%
		First Lien Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 8/6/2023)(3)(11)	8/6/2018	11,250	11,250	11,250	0.4%
					11,250	11,250	0.4%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 11.35%, due 7/18/2031)(5)(14)	6/10/2015	19,025	13,016	10,796	0.3%
					13,016	10,796	0.3%
Help/Systems Holdings, Inc.	Software	First Lien Term Loan (6.55% (LIBOR + 4.75% with 1.00% LIBOR floor), due 11/19/2027)(3)(8)(13)	11/29/2019	8,500	8,416	8,416	0.3%
		Second Lien Term Loan (9.80% (LIBOR + 8.00% with 1.00% LIBOR floor), due 11/19/2027)(3)(8)(13)	11/22/2019	17,500	17,157	17,157	0.5%
					25,573	25,573	0.8%
Inpatient Care Management Company, LLC	Health Care Providers & Services	Senior Secured Term Loan (9.95% (LIBOR + 8.00% with 1.00% LIBOR floor), due 6/8/2021)(3)(11)	6/8/2016	16,729	16,729	16,568	0.5%
					16,729	16,568	0.5%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 11.33%, due 10/20/2031)(5)(14)	7/28/2015	23,594	18,864	12,525	0.4%
					18,864	12,525	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2019 (Unaudited)
(in thousands, except share data)

				December 31, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

K&N Parent, Inc.	Auto Components	Second Lien Term Loan (10.55% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/21/2024)(3)(8)(13)	10/28/2016	$25,887	$25,491	$25,491	0.8%
					25,491	25,491	0.8%
Keystone Acquisition Corp.(36)	Health Care Providers & Services	Second Lien Term Loan (11.19% (LIBOR + 9.25% with 1.00% LIBOR floor), due 5/1/2025)(3)(8)(11)	5/18/2017	50,000	50,000	50,000	1.6%
					50,000	50,000	1.6%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.43%, due 7/21/2031)(5)(14)	7/11/2013	49,934	28,163	19,141	0.6%
					28,163	19,141	0.6%
Maverick Healthcare Equity, LLC	Health Care Providers & Services	Preferred Units (10.00%, 1,250,000 units)(16)	10/31/2007		—	—	—%
		Class A Common Units (1,250,000 units)(16)	10/31/2007		—	—	—%
					—	—	—%
Medusind Acquisition, Inc.(9)	Health Care Providers & Services	First Lien Term Loan (10.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 4/8/2024)(3)(11)	9/30/2019	23,657	23,302	23,302	0.7%
					23,302	23,302	0.7%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 8.54%, due 10/15/2030)(5)(14)	5/1/2013	43,650	29,045	18,882	0.6%
					29,045	18,882	0.6%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 17.73%, due 7/15/2031)(5)(14)	6/25/2015	47,830	29,179	29,285	0.9%
					29,179	29,285	0.9%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 11.41%, due 7/19/2030)(5)(14)	2/20/2013	42,064	33,179	24,320	0.8%
					33,179	24,320	0.8%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.15%, due 4/16/2031)(5)(14)	8/17/2015	46,016	26,422	21,652	0.7%
					26,422	21,652	0.7%
Pearl Intermediate Parent LLC	Health Care Providers & Services	Second Lien Term Loan (8.05% (LIBOR + 6.25%), due 2/15/2026)(3)(8)(13)	2/28/2018	5,000	4,980	4,978	0.1%
					4,980	4,978	0.1%
PeopleConnect Intermediate, LLC	Interactive Media & Services	Revolving Line of Credit – $1,000 Commitment (11.45% (LIBOR + 9.50% with 1.00% LIBOR floor), due 7/1/2020)(11)(15)	7/1/2015	—	—	—	—%
		Senior Secured Term Loan A (8.45% (LIBOR + 6.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)	7/1/2015	17,328	17,328	17,328	0.5%
		Senior Secured Term Loan B (14.45% (LIBOR + 12.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)	7/1/2015	19,413	19,413	19,413	0.6%
					36,741	36,741	1.1%
PG Dental Holdings New Jersey, LLC	Health Care Providers & Services	Delayed Draw Term Loan – $5,000 Commitment (10.00% (LIBOR + 7.25% with 2.75% LIBOR floor), due 5/31/2024)(3)(11)(15)	5/31/2019	2,000	2,000	2,000	0.1%
		Senior Secured Term Loan (10.00% (LIBOR + 7.25% with 2.75% LIBOR floor), due 5/31/2024)(3)(11)	5/31/2019	22,530	22,530	22,530	0.7%
					24,530	24,530	0.8%
PGX Holdings, Inc.	Diversified Consumer Services	Second Lien Term Loan (10.80% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(13)	9/29/2014	100,091	100,091	85,332	2.7%
					100,091	85,332	2.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2019 (Unaudited)
(in thousands, except share data)

				December 31, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

PlayPower, Inc.	Leisure Products	First Lien Term Loan (7.46% (LIBOR + 5.50%), due 5/10/2026)(3)(8)(11)	5/16/2019	$6,468	$6,408	$6,408	0.2%
					6,408	6,408	0.2%
Research Now Group, Inc. & Survey Sampling International LLC	Professional Services	First Lien Term Loan (7.41% (LIBOR + 5.50% with 1.00% LIBOR floor), due 12/20/2024)(3)(8)(11)	1/5/2018	9,800	9,426	9,800	0.3%
		Second Lien Term Loan (11.41% (LIBOR + 9.50% with 1.00% LIBOR floor), due 12/20/2025)(3)(8)(11)	1/5/2018	50,000	47,397	50,000	1.6%
					56,823	59,800	1.9%
RGIS Services, LLC	Commercial Services & Supplies	Senior Secured Term Loan (9.43% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(3)(8)(11)	4/20/2017	4,407	4,258	3,800	0.1%
		Senior Secured Term Loan (9.41% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(3)(8)(11)	4/20/2017	5,021	4,852	4,329	0.1%
		Senior Secured Term Loan (9.44% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(3)(8)(11)	4/20/2017	10,136	9,794	8,739	0.3%
					18,904	16,868	0.5%
RME Group Holding Company	Media	Senior Secured Term Loan A (7.95% (LIBOR + 6.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	5/4/2017	28,021	28,021	28,021	0.9%
		Senior Secured Term Loan B (12.95% (LIBOR + 11.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	5/4/2017	22,474	22,474	22,474	0.7%
					50,495	50,495	1.6%
Rocket Software, Inc.	Software	Second Lien Term Loan (10.05% (LIBOR + 8.25%), due 11/27/2026)(3)(8)(13)	12/7/2018	50,000	49,568	49,568	1.6%
					49,568	49,568	1.6%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 11.68%, due 4/20/2031)(5)(14)	5/15/2014	27,725	22,752	15,618	0.5%
					22,752	15,618	0.5%
Rosa Mexicano	Hotels, Restaurants & Leisure	Revolving Line of Credit– $500 Commitment (9.45% (LIBOR + 7.50% with 1.50% LIBOR floor), due 3/29/2023)(11)(15)	3/29/2018	—	—	—	—%
		Senior Secured Term Loan (9.45% (LIBOR + 7.50% with 1.50% LIBOR floor), due 3/29/2023)(3)(11)	3/29/2018	23,064	23,064	21,310	0.7%
					23,064	21,310	0.7%
Securus Technologies Holdings, Inc.	Communications Equipment	First Lien Term Loan (6.30% (LIBOR + 4.50% with 1.00% LIBOR floor), due 11/1/2024)(8)(13)	9/3/2019	9,949	9,086	8,418	0.3%
		Second Lien Term Loan (10.05% (LIBOR + 8.25% with 1.00% LIBOR floor), due 11/01/2025)(3)(8)(13)	11/3/2017	50,662	50,516	41,279	1.3%
					59,602	49,697	1.6%
SEOTownCenter, Inc.	IT Services	Senior Secured Term Loan A (9.50% (LIBOR + 7.50% with 2.00% LIBOR floor), due 4/07/2023)(3)(11)	4/10/2018	25,000	25,000	25,000	0.8%
		Senior Secured Term Loan B (14.50% (LIBOR + 12.50% with 2.00% LIBOR floor), due 4/07/2023)(3)(11)	4/10/2018	19,000	19,000	19,000	0.6%
					44,000	44,000	1.4%
Shutterfly, Inc.	Internet & Direct Marketing Retail	First Lien Term Loan (7.80% (LIBOR + 6.00% with 1.00% LIBOR floor), due 9/25/2026)(8)(13)	12/9/2019	2,581	2,341	2,400	0.1%
		First Lien Term Loan (7.94% (LIBOR + 6.00% with 1.00% LIBOR floor), due 9/25/2026)(8)(11)	12/9/2019	17,419	15,808	16,208	0.5%
					18,149	18,608	0.6%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2019 (Unaudited)
(in thousands, except share data)

				December 31, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

SMG US Midco	Hotels, Restaurants & Leisure	Second Lien Term Loan (8.80% (LIBOR + 7.00%), due 1/23/2026)(3)(8)(13)	1/23/2018	$7,500	$7,486	$7,500	0.2%
					7,486	7,500	0.2%
Sorenson Communications, LLC	Diversified Telecommunication Services	First Lien Term Loan (8.44% (LIBOR + 6.50%), due 4/29/2024)(3)(8)(11)	5/8/2019	9,286	9,216	9,216	0.3%
					9,216	9,216	0.3%
Spectrum Holdings III Corp	Health Care Equipment & Supplies	Second Lien Term Loan (8.80% (LIBOR + 7.00% with 1.00% LIBOR floor), due 1/31/2026)(3)(8)(13)	2/13/2018	7,500	7,471	6,151	0.2%
					7,471	6,151	0.2%
Staples, Inc.	Distributors	First Lien Term Loan (6.69% (LIBOR + 5.00%), due 4/16/2026)(3)(8)(10)(13)	12/3/2019	9,000	8,911	8,897	0.3%
					8,911	8,897	0.3%
Strategic Materials	Household Durables	Second Lien Term Loan (9.68% (LIBOR + 7.75% with 1.00% LIBOR floor), due 11/1/2025)(3)(8)(11)	11/1/2017	7,000	6,949	5,590	0.2%
					6,949	5,590	0.2%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interests(43)	12/4/2006		—	—	—%
					—	—	—%
Sudbury Mill CLO Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 1/17/2026)(5)(14)(17)	12/5/2013	28,200	14,230	4,194	0.1%
					14,230	4,194	0.1%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 7/14/2026)(5)(14)(17)	5/29/2014	49,250	30,556	18,512	0.6%
					30,556	18,512	0.6%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 9.66%, due 1/17/2032)(5)(14)	11/17/2014	63,831	42,907	23,550	0.7%
					42,907	23,550	0.7%
TGP HOLDINGS III LLC	Household Durables	Second Lien Term Loan (10.30% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/25/2025)(8)(13)	10/3/2017	3,000	2,968	2,968	0.1%
					2,968	2,968	0.1%
TouchTunes Interactive Networks, Inc.	Entertainment	Second Lien Term Loan (9.95% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(3)(8)(13)	6/5/2015	12,194	12,148	12,194	0.4%
					12,148	12,194	0.4%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan (10.45% (LIBOR + 8.50% with 1.50% LIBOR floor), due 1/26/2023)(3)(11)	1/26/2018	164,898	164,898	162,268	5.1%
					164,898	162,268	5.1%
Transplace Holdings, Inc.	Transportation Infrastructure	Second Lien Term Loan (10.55% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/6/2025)(3)(8)(13)	10/16/2017	28,104	27,620	28,104	0.9%
					27,620	28,104	0.9%
Universal Fiber Systems, LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan (11.43% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/02/2022)(3)(8)(11)	10/16/2015	37,000	36,710	36,710	1.1%
					36,710	36,710	1.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2019 (Unaudited)
(in thousands, except share data)

				December 31, 2019 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Upstream Newco, Inc.	Health Care Providers & Services	First Lien Term Loan (6.30% (LIBOR + 4.50%), due 11/20/2026)(8)(13)	12/2/2019	$8,250	$8,209	$8,209	0.2%
		Second Lien Term Loan (10.30% (LIBOR + 8.50%), due 11/20/2027)(8)(13)	12/2/2019	22,000	21,797	21,797	0.7%
					30,006	30,006	0.9%
USG Intermediate, LLC	Leisure Products	Revolving Line of Credit – $1,300 Commitment (11.05% (LIBOR + 9.25% with 1.00% LIBOR floor), due 8/24/2020)(13)(15)	4/15/2015	1,300	1,300	1,300	—%
		Senior Secured Term Loan A (8.55% (LIBOR + 6.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(13)	4/15/2015	3,159	3,159	3,159	0.1%
		Senior Secured Term Loan B (13.55% (LIBOR + 11.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(13)	4/15/2015	18,283	18,283	18,283	0.6%
		Equity(16)	4/15/2015		1	—	—%
					22,743	22,742	0.7%
Venio LLC	Professional Services	Second Lien Term Loan (4.00% plus 10.00% PIK (LIBOR + 7.50% with 2.50% LIBOR floor), due 2/19/2020)(11)(46)	2/19/2014	26,291	25,848	25,416	0.8%
					25,848	25,416	0.8%
Versant Health Holdco, Inc. (f/k/a Wink Holdco, Inc.)	Insurance	Second Lien Term Loan (8.55% (LIBOR + 6.75% with 1.00% LIBOR floor), due 12/1/2025)(3)(8)(13)	12/12/2017	3,000	2,989	2,989	0.1%
					2,989	2,989	0.1%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 11.56%, due 10/16/2028)(5)(14)	11/29/2012	40,613	30,305	25,983	0.8%
					30,305	25,983	0.8%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 10.80%, due 4/18/2031)(5)(14)	3/13/2014	40,773	29,965	21,733	0.7%
					29,965	21,733	0.7%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 10.03%, due 10/20/2031)(5)(14)	10/27/2016	28,100	26,686	20,019	0.6%
					26,686	20,019	0.6%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 10.45%, due 7/20/2030)(5)(14)	7/12/2017	44,885	50,585	40,255	1.2%
					50,585	40,255	1.2%
VT Topco, Inc.	Commercial Services & Supplies	Second Lien Term Loan (8.94% (LIBOR + 7.00%), due 8/17/2026)(3)(8)(11)	8/23/2018	7,000	6,971	6,971	0.2%
					6,971	6,971	0.2%
Total Non-Control/Non-Affiliate Investments					$3,118,324	$2,768,662	86.9%

Total Portfolio Investments					$5,673,644	$5,268,545	165.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2019
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2019
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(49)

MITY, Inc.(25)	Commercial Services & Supplies	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 1/30/2020)(3)(11)	9/19/2013	$26,250	$26,250	$26,250	0.8%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 6/30/2020)(3)(11)(46)	9/19/2013	29,586	29,586	20,652	0.6%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due 1/1/2028)(14)	9/19/2013	5,635	6,915	—	—%
		Common Stock (42,053 shares)(16)	9/19/2013		6,849	—	—%
					69,600	46,902	1.4%
National Property REIT Corp.(26)	Equity Real Estate Investment Trusts (REITs) / Online Lending	Senior Secured Term Loan A (6.50% (LIBOR + 3.50% with 3.00% LIBOR floor) plus 5.00% PIK, due 12/31/2023)(11)(46)	12/31/2018	433,553	433,553	433,553	13.1%
		Senior Secured Term Loan B (5.00% (LIBOR + 2.00% with 3.00% LIBOR floor) plus 5.50% PIK, due 12/31/2023)(11)(46)	12/31/2018	172,000	172,000	172,000	5.2%
		Residual Profit Interest (25% of Residual Profit)(37)	12/31/2018		—	96,609	2.9%
		Common Stock (3,110,101 shares)(52)	12/31/2013		163,836	302,303	9.2%
					769,389	1,004,465	30.4%
Nationwide Loan Company LLC(27)	Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2020)(14)(46)	6/18/2014	18,616	18,616	18,616	0.6%
		Class A Units (32,456,159 units)(14)	1/31/2013		21,962	14,359	0.4%
					40,578	32,975	1.0%
NMMB, Inc.(28)	Media	Senior Secured Note (14.00%, due 5/6/2021)(3)	5/6/2011	3,114	3,114	3,114	0.1%
		Series A Preferred Stock (7,200 shares)(16)	5/6/2011		7,200	11,788	0.3%
		Series B Preferred Stock (5,669 shares)(16)	5/6/2011		5,669	9,281	0.3%
					15,983	24,183	0.7%
Pacific World Corporation(40)	Personal Products	Revolving Line of Credit – $26,000 Commitment (9.66% (LIBOR + 7.25% with 1.00% LIBOR floor), due 9/26/2020)(13)(15)	9/26/2014	20,825	20,469	20,825	0.6%
		Senior Secured Term Loan A (7.66% PIK (LIBOR + 5.25% with 1.00% LIBOR floor), in non-accrual status effective 10/24/2018, due 9/26/2020)(13)	12/31/2014	101,186	96,000	91,602	2.8%
		Senior Secured Term Loan B (11.66% PIK (LIBOR + 9.25% with 1.00% LIBOR floor), in non-accrual status effective 5/21/2018, due 9/26/2020)(13)	12/31/2014	110,116	96,500	—	—%
		Convertible Preferred Equity (166,666 shares)(16)	6/15/2018		25,000	—	—%
		Common Stock (6,778,414 shares)(16)	9/29/2017		—	—	—%
					237,969	112,427	3.4%
R-V Industries, Inc.	Machinery	Senior Subordinated Note (11.32% (LIBOR + 9.00% with 1.00% LIBOR floor), due 3/31/2022)(3)(11)	6/12/2013	28,622	28,622	28,622	0.9%
		Common Stock (745,107 shares)(16)	6/26/2007		6,866	5,002	0.1%
					35,488	33,624	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2019
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
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2019
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2019
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan (10.17% (LIBOR + 7.75%), due 10/1/2026)(3)(8)(13)	10/10/2018	$25,000	$24,829	$24,829	0.8%
					24,829	24,829	0.8%
ACE Cash Express, Inc.	Consumer Finance	Senior Secured Note (12.00%, due 12/15/2022)(8)(14)	12/15/2017	23,000	22,333	20,555	0.6%
					22,333	20,555	0.6%
AgaMatrix, Inc.	Health Care Equipment & Supplies	Senior Secured Term Loan (11.33% (LIBOR + 9.00% with 1.25% LIBOR floor), due 9/29/2022)(3)(11)	9/29/2017	33,673	33,673	34,010	1.0%
					33,673	34,010	1.0%
AmeriLife Group, LLC	Insurance	Second Lien Term Loan (11.40% (LIBOR + 9.00%), due 6/11/2027(8)(13)	6/24/2019	10,000	10,000	10,000	0.3%
					10,000	10,000	0.3%
Apidos CLO IX	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 7/15/2023)(5)(14)(17)	7/11/2012	23,525	21	26	—%
					21	26	—%
Apidos CLO XI	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 9.96%, due 10/17/2028)(5)(14)	1/17/2013	40,500	33,572	27,982	0.8%
					33,572	27,982	0.8%
Apidos CLO XII	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 15.45%, due 4/15/2031)(5)(14)	4/18/2013	52,203	36,307	29,123	0.9%
					36,307	29,123	0.9%
Apidos CLO XV	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.77%, due 4/21/2031)(5)(14)	10/16/2013	48,515	37,777	29,018	0.9%
					37,777	29,018	0.9%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 9.95%, due 10/20/2027)(5)(14)	10/14/2015	31,350	28,691	24,948	0.8%
					28,691	24,948	0.8%
Ark-La-Tex Wireline Services, LLC	Energy Equipment & Services	Escrow Receivable	4/8/2014		—	—	—%
					—	—	—%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	Revolving Line of Credit – $6,000 Commitment (11.34% (LIBOR + 8.75% with 2.00% LIBOR floor), due 2/21/2020)(11)(15)	2/21/2013	4,000	4,000	3,955	0.1%
		Senior Secured Term Loan (11.34% (LIBOR + 8.75% with 2.00% LIBOR floor), due 2/21/2020)(3)(11)	2/21/2013	74,327	74,327	73,495	2.2%
					78,327	77,450	2.3%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.58%, due 7/20/2029)(5)(14)	11/18/2014	83,098	51,040	39,031	1.2%
					51,040	39,031	1.2%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	Senior Secured Note (10.83% (LIBOR + 8.50% with 1.25% LIBOR floor), due 12/02/2022)(3)(11)	12/4/2017	190,678	190,678	189,725	5.7%
					190,678	189,725	5.7%
Brookside Mill CLO Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 8.36%, due 1/17/2028)(5)(14)	5/23/2013	36,300	18,560	13,611	0.4%
					18,560	13,611	0.4%
California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 10.96%, due 10/16/2028)(5)(14)	5/8/2012	58,915	41,808	34,672	1.0%
					41,808	34,672	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2019
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Candle-Lite Company, LLC	Household Products	Senior Secured Term Loan A (8.03% (LIBOR + 5.50% with 1.25% LIBOR floor), due 1/23/2023)(3)(11)	1/23/2018	$12,188	$12,188	$12,188	0.4%
		Senior Secured Term Loan B (12.03% (LIBOR + 9.50% with 1.25% LIBOR floor), due 1/23/2023)(3)(11)	1/23/2018	12,500	12,500	12,500	0.4%
					24,688	24,688	0.8%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan (10.65% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(8)(13)	10/7/2014	98,982	98,705	98,982	3.0%
					98,705	98,982	3.0%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 20.73%, due 4/30/2031)(5)(14)	2/21/2013	24,870	14,748	12,920	0.4%
					14,748	12,920	0.4%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 21.84%, due 7/15/2030)(5)(14)	4/12/2017	25,534	17,282	18,293	0.6%
					17,282	18,293	0.6%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 15.47%, due 10/20/2029)(5)(14)	9/13/2016	32,200	33,812	27,918	0.8%
					33,812	27,918	0.8%
CCPI Inc.(19)	Electronic Equipment, Instruments & Components	Escrow Receivable	2/28/2019	—	—	2,239	0.1%
					—	2,239	0.1%
CCS-CMGC Holdings, Inc.	Health Care Providers & Services	First Lien Term Loan (7.90% (LIBOR + 5.50%), due 10/1/2025)(3)(8)(13)	5/23/2019	4,987	4,865	4,865	0.2%
		Second Lien Term Loan (11.40% (LIBOR + 9.00%), due 10/1/2026)(3)(8)(13)	10/12/2018	35,000	34,362	34,362	1.0%
					39,227	39,227	1.2%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 13.77%, due 7/27/2030)(5)(14)	6/18/2014	49,552	38,392	29,335	0.9%
					38,392	29,335	0.9%
Cent CLO 21 Limited	Structured Finance	Rated Secured Structured Note - Class E (11.23% (LIBOR + 8.65%), due 7/27/2030)(6)(11)(14)	7/27/2018	10,591	9,997	10,569	0.3%
					9,997	10,569	0.3%
Centerfield Media Holding Company(35)	IT Services	Senior Secured Term Loan A (9.60% (LIBOR + 7.00% with 2.00% LIBOR floor), due 1/17/2022)(3)(11)	1/17/2017	73,474	73,474	73,474	2.2%
		Senior Secured Term Loan B (15.10% (LIBOR + 12.50% with 2.00% LIBOR floor), due 1/17/2022)(11)	1/17/2017	78,100	78,100	78,100	2.4%
					151,574	151,574	4.6%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.98%, due 4/24/2031)(5)(14)	9/12/2013	44,100	29,748	25,748	0.8%
					29,748	25,748	0.8%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 16.76%, due 4/28/2031)(5)(14)	11/14/2013	45,500	32,654	28,569	0.9%
					32,654	28,569	0.9%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.92%, due 10/17/2030)(5)(14)	9/3/2014	44,467	30,860	24,709	0.7%
					30,860	24,709	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2019
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

CIFC Funding 2014-V, Ltd.	Structured Finance	Rated Secured Structured Note - Class F (11.09% (LIBOR + 8.50%), due 10/17/2031)(6)(11)(14)	9/27/2018	$10,250	$9,958	$10,248	0.3%
					9,958	10,248	0.3%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.63%, due 10/21/2028)(5)(14)	12/21/2016	34,000	31,333	29,989	0.9%
					31,333	29,989	0.9%
Cinedigm DC Holdings, LLC	Entertainment	Senior Secured Term Loan (11.53% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(11)(46)	2/28/2013	16,178	16,128	16,178	0.5%
					16,128	16,178	0.5%
Class Valuation, LLC (f/k/a Class Appraisal, LLC)	Real Estate Management & Development	Revolving Line of Credit – $1,500 Commitment (10.58% (LIBOR + 8.25% with 1.50% LIBOR floor), due 3/12/2020)(11)(15)	3/12/2018	—	—	—	—%
		Senior Secured Term Loan (10.58% (LIBOR + 8.25% with 1.50% LIBOR floor), due 3/10/2023)(3)(11)	3/12/2018	38,852	38,852	38,852	1.2%
					38,852	38,852	1.2%
Columbia Cent CLO 27 Limited	Structured Finance	Rated Secured Structured Note - Class E (10.87% (LIBOR + 8.29%), due 10/25/2028)(6)(11)(14)	10/25/2018	7,450	7,235	7,436	0.2%
					7,235	7,436	0.2%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 16.18%, due 10/25/2028)(5)(14)	1/15/2014	40,275	22,206	23,808	0.7%
					22,206	23,808	0.7%
Coverall North America, Inc.	Commercial Services & Supplies	Senior Secured Term Loan A (8.60% (LIBOR + 6.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	11/2/2015	8,475	8,475	8,475	0.3%
		Senior Secured Term Loan B (13.60% (LIBOR + 11.00% with 1.00% LIBOR floor), due 11/02/2020)(3)(11)	11/2/2015	23,375	23,375	23,375	0.7%
					31,850	31,850	1.0%
CP VI Bella Midco	IT Services	Second Lien Term Loan (9.15% (LIBOR + 6.75%), due 12/29/2025)(3)(8)(13)	2/26/2018	15,750	15,703	15,703	0.5%
					15,703	15,703	0.5%
Digital Room, LLC	Commercial Services & Supplies	First Lien Term Loan (7.40% (LIBOR + 5.00%), due 5/21/2026)(3)(8)(13)	5/29/2019	10,000	9,852	10,000	0.3%
		Second Lien Term Loan (11.40% (LIBOR + 9.00%), due 5/21/2027)(3)(8)(13)	5/30/2019	70,000	70,000	70,000	2.1%
					79,852	80,000	2.4%
Dunn Paper, Inc.	Paper & Forest Products	Second Lien Term Loan (11.15% (LIBOR + 8.75% with 1.00% LIBOR floor), due 8/26/2023)(3)(8)(13)	10/7/2016	11,500	11,361	11,500	0.3%
					11,361	11,500	0.3%
Dynatrace, LLC	Software	Second Lien Term Loan (9.40% (LIBOR + 7.00%), due 8/23/2026)(3)(8)(13)	8/31/2018	2,735	2,729	2,735	0.1%
					2,729	2,735	0.1%
Easy Gardener Products, Inc.	Household Durables	Senior Secured Term Loan (12.60% (LIBOR + 10.00% with 0.25% LIBOR floor), due 09/30/2020)(3)(11)	10/2/2015	15,888	15,888	10,252	0.3%
					15,888	10,252	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2019
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Engine Group, Inc.(7)	Media	Senior Secured Term Loan (7.33% (LIBOR + 5.00% with 1.00% LIBOR floor), due 9/15/2022)(8)(11)	9/25/2017	$4,334	$4,334	$3,921	0.1%
		Second Lien Term Loan (11.33% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/15/2023)(3)(8)(11)	9/25/2017	35,000	35,000	30,580	0.9%
					39,334	34,501	1.0%
EXC Holdings III Corp	Technology Hardware, Storage & Peripherals	Second Lien Term Loan (10.10% (LIBOR + 7.50% with 1.00% LIBOR floor), due 12/01/2025)(3)(8)(11)	12/5/2017	12,500	12,400	12,400	0.4%
					12,400	12,400	0.4%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.11%, due 10/15/2030)(5)(14)	3/14/2013	50,525	36,037	28,398	0.9%
					36,037	28,398	0.9%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 9.63%, due 5/16/2031)(5)(14)	11/5/2013	24,575	16,644	12,275	0.4%
					16,644	12,275	0.4%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Rated Secured Structured Note - Class F (11.08% (LIBOR + 8.48%), due 7/15/2031)(6)(11)(14)	7/16/2018	6,658	6,188	6,648	0.2%
					6,188	6,648	0.2%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 10.33%, due 7/15/2031)(5)(6)(14)	6/27/2014	39,905	29,850	19,976	0.6%
					29,850	19,976	0.6%
Global Tel*Link Corporation	Diversified Telecommunication Services	Second Lien Term Loan (10.65% (LIBOR + 8.25%), due 11/29/2026)(3)(8)(13)	12/4/2018	26,750	26,311	26,311	0.8%
					26,311	26,311	0.8%
GlobalTranz Enterprises, Inc.	Air Freight & Logistics	Second Lien Term Loan (10.64% (LIBOR + 8.25%), due 5/15/2027)(3)(8)(13)	5/15/2019	12,500	12,500	12,233	0.4%
					12,500	12,233	0.4%
H.I.G. ECI Merger Sub, Inc.	IT Services	Senior Secured Term Loan A (8.10% (LIBOR + 5.50% with 1.50% LIBOR floor), due 5/31/2023)(3)(11)	5/31/2018	44,240	44,240	44,240	1.3%
		Senior Secured Term Loan B (13.10% (LIBOR + 10.50% with 1.50% LIBOR floor), due 5/31/2023)(3)(11)	5/31/2018	29,900	29,900	28,843	0.9%
					74,140	73,083	2.2%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 8/15/2023)(5)(14)(17)	8/15/2012	23,188	3,786	—	—%
					3,786	—	—%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 4/15/2025)(5)(14)(17)	3/28/2013	40,400	19,984	5,563	0.2%
					19,984	5,563	0.2%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 4/18/2026)(5)(14)(17)	3/6/2014	24,500	11,822	4,243	0.1%
					11,822	4,243	0.1%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 4/28/2025)(5)(14)(17)	4/28/2014	41,164	21,322	3,921	0.1%
					21,322	3,921	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2019
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.87%, due 10/18/2027)(5)(14)	9/3/2015	$39,598	$32,784	$27,783	0.8%
					32,784	27,783	0.8%
HALYARD MD OPCO, LLC	Media	Revolving Line of Credit – $2,000 Commitment (10.33% (LIBOR + 8.00%), due 2/6/2020)(11)(15)	8/6/2018	—	—	—	—%
		First Lien Term Loan (10.33% (LIBOR + 8.00% with 2.00% LIBOR floor), due 8/6/2023)(3)(11)	8/6/2018	11,550	11,550	11,550	0.3%
					11,550	11,550	0.3%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 19.31%, due 7/18/2031)(5)(14)	6/10/2015	19,025	13,507	12,690	0.4%
					13,507	12,690	0.4%
Help/Systems Holdings, Inc.	Software	Second Lien Term Loan (10.08% (LIBOR + 7.75%), due 3/27/2026)(3)(8)(11)	4/17/2018	12,499	12,457	12,457	0.4%
					12,457	12,457	0.4%
Inpatient Care Management Company, LLC	Health Care Providers & Services	Senior Secured Term Loan (10.60% (LIBOR + 8.00% with 1.00% LIBOR floor), due 6/8/2021)(3)(11)	6/8/2016	19,313	19,313	19,000	0.6%
					19,313	19,000	0.6%
Janus International Group, LLC	Building Products	Second Lien Term Loan (10.15% (LIBOR + 7.75% with 1.00% LIBOR floor), due 2/12/2026)(3)(8)(13)	2/22/2018	20,000	19,842	19,842	0.6%
					19,842	19,842	0.6%
JD Power and Associates	Capital Markets	Second Lien Term Loan (10.90% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/7/2024)(3)(8)(13)	9/16/2016	25,222	25,084	25,222	0.8%
					25,084	25,222	0.8%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 13.08%, due 10/20/2031)(5)(14)	7/28/2015	23,594	18,306	12,172	0.4%
					18,306	12,172	0.4%
K&N Parent, Inc.	Auto Components	Second Lien Term Loan (11.15% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/21/2024)(3)(8)(13)	10/28/2016	25,887	25,450	25,450	0.8%
					25,450	25,450	0.8%
Keystone Acquisition Corp.(36)	Health Care Providers & Services	Second Lien Term Loan (11.58% (LIBOR + 9.25% with 1.00% LIBOR floor), due 5/1/2025)(3)(8)(11)	5/18/2017	50,000	50,000	50,000	1.5%
					50,000	50,000	1.5%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.10%, due 7/21/2031)(5)(14)	7/11/2013	49,934	27,938	20,663	0.6%
					27,938	20,663	0.6%
Madison Park Funding IX, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 8/15/2022)(5)(14)(17)	7/18/2012	43,110	1,949	1,109	—%
					1,949	1,109	—%
Maverick Healthcare Equity, LLC	Health Care Providers & Services	Preferred Units (10.00%, 1,250,000 units)(16)	10/31/2007	—	—	—	—%
		Class A Common Units (1,250,000 units)(16)	10/31/2007	—	—	—	—%
					—	—	—%
MedMark Services, Inc.(41)	Health Care Providers & Services	Second Lien Term Loan (10.77% (LIBOR + 8.25% with 1.00% LIBOR floor), due 3/1/2025)(3)(8)(13)	3/16/2018	7,000	6,943	6,943	0.2%
					6,943	6,943	0.2%
Mobile Posse, Inc.	Media	First Lien Term Loan (10.83% (LIBOR + 8.50% with 2.00% LIBOR floor), due 4/3/2023)(3)(11)	4/3/2018	20,500	20,500	20,500	0.6%
					20,500	20,500	0.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2019
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 10.70%, due 10/15/2030)(5)(14)	5/1/2013	$43,650	$29,166	$20,919	0.6%
					29,166	20,919	0.6%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 18.79%, due 7/15/2031)(5)(14)	6/25/2015	47,830	29,152	31,107	0.9%
					29,152	31,107	0.9%
MRP Holdco, Inc.	Professional Services	Senior Secured Term Loan A (7.41% (LIBOR + 5.00% with 1.50% LIBOR floor), due 4/17/2024)(3)(13)	4/17/2018	53,963	53,963	53,963	1.6%
		Senior Secured Term Loan B (11.41% (LIBOR + 9.00% with 1.50% LIBOR floor), due 4/17/2024)(13)	4/17/2018	55,000	55,000	55,000	1.7%
					108,963	108,963	3.3%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.68%, due 7/19/2030)(5)(14)	2/20/2013	42,064	33,148	26,239	0.8%
					33,148	26,239	0.8%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 16.97%, due 4/16/2031)(5)(14)	8/17/2015	46,016	27,307	24,629	0.7%
					27,307	24,629	0.7%
Pearl Intermediate Parent LLC	Health Care Providers & Services	Second Lien Term Loan (8.65% (LIBOR + 6.25%), due 2/15/2026)(3)(8)(13)	2/28/2018	5,000	4,979	4,979	0.2%
					4,979	4,979	0.2%
PeopleConnect Intermediate, LLC	Interactive Media & Services	Revolving Line of Credit – $1,000 Commitment (12.10% (LIBOR + 9.50% with 1.00% LIBOR floor), due 7/1/2020)(11)(15)	7/1/2015	500	500	500	—%
		Senior Secured Term Loan A (9.10% (LIBOR + 6.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)	7/1/2015	17,741	17,741	17,741	0.5%
		Senior Secured Term Loan B (15.10% (LIBOR + 12.50% with 1.00% LIBOR floor), due 7/1/2020)(3)(11)	7/1/2015	19,620	19,620	19,620	0.6%
					37,861	37,861	1.1%
PG Dental Holdings New Jersey, LLC	Health Care Providers & Services	Delayed Draw Term Loan – $5,000 Commitment (10.00% (LIBOR + 7.25% with 2.75% LIBOR floor), due 5/31/2024)(11)(15)	5/31/2019	—	—	—	—%
		Senior Secured Term Loan (10.00% (LIBOR + 7.25% with 2.75% LIBOR floor), due 5/31/2024)(3)(11)	5/31/2019	22,760	22,760	22,760	0.7%
					22,760	22,760	0.7%
PGX Holdings, Inc.	Diversified Consumer Services	Second Lien Term Loan (11.41% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(13)	9/29/2014	100,091	100,091	100,091	3.0%
					100,091	100,091	3.0%
PlayPower, Inc.	Leisure Products	First Lien Term Loan (7.90% (LIBOR + 5.50%), due 5/10/2026)(3)(8)(13)	5/16/2019	6,500	6,436	6,436	0.2%
					6,436	6,436	0.2%
Research Now Group, Inc. & Survey Sampling International LLC	Professional Services	First Lien Term Loan (8.08% (LIBOR + 5.50% with 1.00% LIBOR floor), due 12/20/2024)(3)(8)(13)	1/5/2018	9,850	9,440	9,850	0.3%
		Second Lien Term Loan (12.08% (LIBOR + 9.50% with 1.00% LIBOR floor), due 12/20/2025)(3)(8)(13)	1/5/2018	50,000	47,176	49,850	1.5%
					56,616	59,700	1.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2019
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

RGIS Services, LLC	Commercial Services & Supplies	Senior Secured Term Loan (10.08% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(3)(8)(11)	4/20/2017	$4,407	$4,237	$3,659	0.1%
		Senior Secured Term Loan (10.02% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(3)(8)(11)	4/20/2017	5,021	4,828	4,169	0.1%
		Senior Secured Term Loan (9.90% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(3)(8)(13)	4/20/2017	10,136	9,746	8,416	0.3%
					18,811	16,244	0.5%
RME Group Holding Company	Media	Senior Secured Term Loan A (8.33% (LIBOR + 6.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	5/4/2017	28,396	28,396	28,302	0.8%
		Senior Secured Term Loan B (13.33% (LIBOR + 11.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	5/4/2017	22,599	22,599	22,431	0.7%
					50,995	50,733	1.5%
Rocket Software, Inc.	Software	Second Lien Term Loan (10.65% (LIBOR + 8.25%), due 11/27/2026)(3)(8)(13)	12/7/2018	50,000	49,537	49,537	1.5%
					49,537	49,537	1.5%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.39%, due 4/20/2031)(5)(14)	5/15/2014	27,725	22,708	16,046	0.5%
					22,708	16,046	0.5%
Rosa Mexicano	Hotels, Restaurants & Leisure	Revolving Line of Credit – $1,000 Commitment (9.83% (LIBOR + 7.50% with 1.50% LIBOR floor), due 3/29/2023(11)(15)	3/29/2018	—	—	—	—%
		Senior Secured Term Loan (9.83% (LIBOR + 7.50% with 1.50% LIBOR floor), due 3/29/2023(3)(11)	3/29/2018	27,252	27,252	27,252	0.8%
					27,252	27,252	0.8%
SCS Merger Sub, Inc.	IT Services	Second Lien Term Loan (11.90% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/30/2023)(3)(8)(13)	11/6/2015	20,000	19,679	20,000	0.6%
					19,679	20,000	0.6%
Securus Technologies Holdings, Inc.	Communications Equipment	Second Lien Term Loan (10.58% (LIBOR + 8.25% with 1.00% LIBOR floor), due 11/01/2025)(3)(8)(11)	11/3/2017	50,662	50,503	48,760	1.5%
					50,503	48,760	1.5%
SEOTownCenter, Inc.	IT Services	Senior Secured Term Loan A (9.83% (LIBOR + 7.50% with 2.00% LIBOR floor), due 4/07/2023)(3)(11)	4/10/2018	26,000	26,000	26,000	0.8%
		Senior Secured Term Loan B (14.83% (LIBOR + 12.50% with 2.00% LIBOR floor), due 4/07/2023)(3)(11)	4/10/2018	19,000	19,000	19,000	0.6%
					45,000	45,000	1.4%
SESAC Holdco II LLC	Entertainment	Second Lien Term Loan (9.65% (LIBOR + 7.25% with 1.00% LIBOR floor), due 2/23/2025)(3)(8)(13)	3/2/2017	8,000	7,955	7,955	0.2%
					7,955	7,955	0.2%
SMG US Midco	Hotels, Restaurants & Leisure	Second Lien Term Loan (9.40% (LIBOR + 7.00%), due 1/23/2026)(3)(8)(13)	1/23/2018	7,500	7,485	7,485	0.2%
					7,485	7,485	0.2%
Sorenson Communications, LLC	Diversified Telecommunication Services	First Lien Term Loan (8.83% (LIBOR + 6.50%), due 4/29/2024(3)(8)(11)	5/8/2019	10,000	9,923	9,923	0.3%
					9,923	9,923	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2019
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Spectrum Holdings III Corp	Health Care Equipment & Supplies	Second Lien Term Loan (9.40% (LIBOR + 7.00% with 1.00% LIBOR floor), due 1/31/2026)(3)(8)(13)	2/13/2018	$7,500	$7,469	$7,144	0.2%
					7,469	7,144	0.2%
Strategic Materials	Household Durables	Second Lien Term Loan (10.33% (LIBOR + 7.75% with 1.00% LIBOR floor), due 11/1/2025)(3)(8)(11)	11/1/2017	7,000	6,945	5,523	0.2%
					6,945	5,523	0.2%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interests(43)	12/4/2006		—	—	—%
					—	—	—%
Sudbury Mill CLO Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 1/17/2026)(5)(14)(17)	12/5/2013	28,200	15,225	6,834	0.2%
					15,225	6,834	0.2%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 7/14/2026)(5)(14)(17)	5/29/2014	49,250	31,246	18,847	0.6%
					31,246	18,847	0.6%
Symphony CLO XV, Ltd.	Structured Finance	Rated Secured Structured Note - Class F (11.28% (LIBOR + 8.68%), due 1/17/2032)(6)(11)(14)	12/24/2018	12,000	11,396	11,950	0.4%
					11,396	11,950	0.4%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 11.98%, due 1/17/2032)(5)(14)	11/17/2014	63,831	44,076	22,965	0.7%
					44,076	22,965	0.7%
TGP HOLDINGS III LLC	Household Durables	Second Lien Term Loan (10.83% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/25/2025)(8)(11)	10/3/2017	3,000	2,965	2,965	0.1%
					2,965	2,965	0.1%
TouchTunes Interactive Networks, Inc.	Entertainment	Second Lien Term Loan (10.68% (LIBOR + 8.25% with 1.00% LIBOR floor), due 5/29/2022)(3)(8)(13)	6/5/2015	12,194	12,138	12,194	0.4%
					12,138	12,194	0.4%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan (10.83% (LIBOR + 8.50% with 1.50% LIBOR floor), due 1/26/2023)(3)(11)	1/26/2018	172,815	172,815	171,271	5.2%
					172,815	171,271	5.2%
Transplace Holdings, Inc.	Transportation Infrastructure	Second Lien Term Loan (11.15% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/6/2025)(3)(8)(13)	10/16/2017	28,104	27,578	28,104	0.9%
					27,578	28,104	0.9%
Turning Point Brands, Inc.(42)	Tobacco	Second Lien Term Loan (9.40% (LIBOR + 7.00%), due 3/7/2024)(3)(8)(13)	2/17/2017	14,500	14,419	14,500	0.4%
					14,419	14,500	0.4%
Universal Fiber Systems, LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan (11.91% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/02/2022)(3)(8)(13)	10/16/2015	37,000	36,657	36,657	1.1%
					36,657	36,657	1.1%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2019
(in thousands, except share data)

				June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

USG Intermediate, LLC	Leisure Products	Revolving Line of Credit – $2,000 Commitment (11.66% (LIBOR + 9.25% with 1.00% LIBOR floor), due 8/24/2019)(13)(15)	4/15/2015	$800	$800	$800	—%
		Senior Secured Term Loan A (9.16% (LIBOR + 6.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(13)	4/15/2015	6,387	6,387	6,387	0.2%
		Senior Secured Term Loan B (14.16% (LIBOR + 11.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(13)	4/15/2015	19,245	19,245	19,245	0.6%
		Equity(16)	4/15/2015	—	1	—	—%
					26,433	26,432	0.8%
UTZ Quality Foods, LLC	Food Products	Second Lien Term Loan (9.65% (LIBOR + 7.25%), due 11/21/2025)(3)(8)(13)	11/28/2017	10,000	9,900	9,900	0.3%
					9,900	9,900	0.3%
VC GB Holdings, Inc.	Household Durables	Subordinated Secured Term Loan (10.40% (LIBOR + 8.00% with 1.00% LIBOR floor), due 2/28/2025)(3)(8)(13)	2/28/2017	3,720	3,493	3,720	0.1%
					3,493	3,720	0.1%
Venio LLC	Professional Services	Second Lien Term Loan (4.00% plus 10.10% PIK (LIBOR + 7.50% with 2.50% LIBOR floor), due 2/19/2020)(11)(46)	2/19/2014	24,382	22,519	21,515	0.7%
					22,519	21,515	0.7%
Voya CLO 2012-2, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	8/28/2012	38,070	450	516	—%
					450	516	—%
Voya CLO 2012-3, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 10/15/2022)(5)(14)(17)	10/18/2012	46,632	—	516	—%
					—	516	—%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 10.37%, due 10/16/2028)(5)(14)	11/29/2012	40,613	31,046	27,193	0.8%
					31,046	27,193	0.8%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 13.21%, due 4/18/2031)(5)(14)	3/13/2014	40,773	29,978	22,515	0.7%
					29,978	22,515	0.7%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.29%, due 10/20/2031)(5)(14)	10/27/2016	28,100	27,265	21,003	0.6%
					27,265	21,003	0.6%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.44%, due 7/20/2030)(5)(14)	7/12/2017	44,885	50,244	42,872	1.3%
					50,244	42,872	1.3%
VT Topco, Inc.	Commercial Services & Supplies	Second Lien Term Loan (9.33% (LIBOR + 7.00%), due 8/17/2026)(3)(8)(11)	8/23/2018	7,000	6,969	6,969	0.2%
					6,969	6,969	0.2%
Wink Holdco, Inc.	Insurance	Second Lien Term Loan (9.16% (LIBOR + 6.75% with 1.00% LIBOR floor), due 12/1/2025)(3)(8)(13)	12/12/2017	3,000	2,988	2,988	0.1%
					2,988	2,988	0.1%
Total Non-Control/Non-Affiliate Investments (Level 3)					$3,368,880	$3,100,947	93.8%

Total Portfolio Investments (Level 3)					$5,932,302	$5,653,553	171.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2019 (Unaudited) and June 30, 2019

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

(3)
Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of the investments held by PCF at December 31, 2019 and June 30, 2019 were $1,447,727 and $1,636,067, respectively, representing 27.5% and 28.9% of our total investments, respectively.

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

(6)	This investment is in the debt class of the CLO security, which is referred to as “Rated Secured Structured Note,” or “RSSN”.

(7)	Engine Group, Inc., Clearstream.TV, Inc., and ORC International, Inc., are joint borrowers on the senior secured and the second lien term loans.

(8)	Syndicated investment which was originated by a financial institution and broadly distributed.

(9)	Medusind Acquisition, Inc., Medusind Intermediate, Inc., Medusind Solutions Inc. and Medusind Inc. are joint borrowers.

(10)	This investment represents a Level 2 security in the ASC 820 table as of December 31, 2019. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.

(11)
The interest rate on these investments is subject to the base rate of 3-Month LIBOR, which was 1.91% and 2.32% at December 31, 2019 and June 30, 2019, respectively. The current base rate for each investment may be different from the reference rate on December 31, 2019 and June 30, 2019.

(12)
The interest rate on these investments is subject to the base rate of 2-Month LIBOR, which was 1.83% and 2.33% at December 31, 2019 and June 30, 2019, respectively. The current base rate for each investment may be different from the reference rate on December 31, 2019 and June 30, 2019.

(13)
The interest rate on these investments is subject to the base rate of 1-Month LIBOR, which was 1.76% and 2.40% at December 31, 2019 and June 30, 2019, respectively. The current base rate for each investment may be different from the reference rate on December 31, 2019 and June 30, 2019.

(14)
Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2019 and June 30, 2019, our qualifying assets, as a percentage of total assets, stood at 73.62% and 73.85%, respectively. We monitor the status of these assets on an ongoing basis.

(15)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of December 31, 2019 and June 30, 2019, we had $25,111 and $23,375, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2019 (Unaudited) and June 30, 2019 (Continued)

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

(18)
Ellett Brothers, LLC, Evans Sports, Inc., Jerry’s Sports, Inc., Simmons Gun Specialties, Inc., Bonitz Brothers, Inc., and Outdoor Sports Headquarters, Inc. are joint borrowers on the second lien term loan. United Sporting Companies, Inc. (“USC”) is a parent guarantor of this debt investment, and is 100% owned by SportCo Holdings, Inc. (“SportCo”). Prospect previously held a 3.48% equity interest in SportCo and following an additional issuance of common stock by SportCo, Prospect’s ownership increased to 22.0% as of September 30, 2018. As a result, Prospect’s investment in USC is classified as an affiliate investment beginning the period ended September 30, 2018. In June 2019, USC filed for Chapter 11 bankruptcy and began liquidating its remaining assets. During the six months ended December 31, 2019, USC used a portion of the proceeds from the ongoing liquidation to partially repay $20,061 of our Second Lien Term Loan.

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

(20)
CP Holdings of Delaware LLC (“CP Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 99.83% of CP Energy Services Inc. (“CP Energy”) as of December 31, 2019 and June 30, 2019. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. On April 6, 2018, Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”), a previously controlled portfolio company, merged with and into CP Energy, with CP Energy continuing as the surviving corporation. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $34,399 in senior secured term loans (the “Spartan Term Loans”) due to us as of June 30, 2019. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as control investments beginning June 30, 2019. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. In December 2019, Wolf Energy Holdings, Inc. (“Wolf Energy Holdings”), our Consolidated Holding Company that previously owned 100% of Appalachian Energy LLC (“AEH”); Wolf Energy Services Company, LLC (Wolf Energy Services”); and Wolf Energy, LLC (collectively our previously controlled membership interest and net profit interest investments in “Wolf Energy”), merged with and into CP Energy, with CP Energy continuing as the surviving entity. CP Energy acquired 100% of our equity in Wolf Energy, which is reflected in our valuation of CP Energy common stock as of December 31, 2019. (See Note 14).

(21)
Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 98.63% and 98.41% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of December 31, 2019 and June 30, 2019, respectively. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company.

(22)	Prospect holds an 11.51% membership interest in Edmentum Ultimate Holdings, LLC (“Edmentum Holdings”), which owns 100% of the equity of Edmentum, Inc.

(23)
First Tower Holdings of Delaware LLC (“First Tower Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC, the operating company as of December 31, 2019 and June 30, 2019. We report First Tower Finance as a separate controlled company.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2019 (Unaudited) and June 30, 2019 (Continued)

(24)
Energy Solutions Holdings Inc., a consolidated entity in which we own 100% of the equity, owns 100% of Freedom Marine Solutions, LLC (“Freedom Marine”), which owns Vessel Company, LLC, Vessel Company II, LLC and Vessel Company III, LLC. We report Freedom Marine as a separate controlled company.

(25)
MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 100% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“Mity-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. Our subordinated unsecured note issued and outstanding to Broda Canada is denominated in Canadian Dollars (“CAD”). As of December 31, 2019 and June 30, 2019, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder.

(26)
NPH Property Holdings, LLC (“NPH”), a consolidated entity in which we own 100% of the membership interests, owns 100% of the common equity of National Property REIT Corp. (“NPRC”) (f/k/a National Property Holdings Corp.), a property REIT which holds investments in several real estate properties. Additionally, NPRC invests in online consumer loans and rated secured structured notes through American Consumer Lending Limited (“ACLL”) and National General Lending Limited (“NGL”), respectively, its wholly owned subsidiaries. We report NPRC as a separate controlled company. See Note 3 for further discussion of the investments held by NPRC. During the period from July 1, 2018 to December 27, 2018, we received partial repayments of $21,181 for our loans previously outstanding with NPRC and its wholly owned subsidiaries and $15,000 as a return of capital on our equity investment. Effective December 31, 2018, we amended and restated the terms of our credit agreement with NPRC. As part of the amendment, we increased our investment through a New Term Loan A Secured Note (“New TLA”) in the aggregate principal amount of $433,553, a New Term Loan B Secured Note (“New TLB”) in the aggregate principal amount of $205,000, and our net operating income interest was revised to a residual profit interest (refer to endnote 37 for residual profit interest calculation). NPRC utilized a portion of the proceeds from the New TLA and New TLB to repay the previously outstanding Senior Secured Term Loan A and Senior Secured Term Loan E. The remaining proceeds of $140,351 were returned to us as a return of capital, reducing our equity investment in NPRC. Effective October 31, 2019, we amended the terms of our credit agreement to increase our investment in NPRC and its wholly-owned subsidiaries through a new Senior Secured Term Loan C (“TLC”). During the three months ended December 31, 2019, we provided $51,428 and $12,857 in TLC and equity financing, respectively.

(27)
Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 94.48% of Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC), the operating company, as of December 31, 2019 and June 30, 2019. We report Nationwide Loan Company LLC as a separate controlled company. On June 1, 2015, Nationwide Acceptance LLC completed a reorganization and was renamed Nationwide Loan Company LLC (“Nationwide”) and formed two new wholly owned subsidiaries: Pelican Loan Company LLC (“Pelican”) and Nationwide Consumer Loans LLC. Nationwide assigned 100% of the equity interests in its other subsidiaries to Pelican which, in turn, assigned these interests to a new operating company wholly owned by Pelican named Nationwide Acceptance LLC (“New Nationwide”). New Nationwide also assumed the existing senior subordinated term loan due to Prospect.

(28)
NMMB Holdings, Inc. (“NMMB Holdings”), a consolidated entity in which we own 100% of the equity, owns 92.42% and 94.10% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of December 31, 2019 and June 30, 2019, respectively. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company. On December 30, 2019, NMMB executed a dividend recapitalization whereby Prospect invested $15,100 of a first lien term loan to repay NMMB’s existing term loan, provide a shareholder distribution, and pay fees and expenses. As part of the recapitalization, Prospect converted its Series A and Series B preferred securities into 92.42% common equity and received a dividend distribution of $2,797.

(29)
During the year ended June 30, 2018, Prospect exercised its rights and remedies under its loan documents to exercise the shareholder voting rights in respect of the stock of InterDent, Inc. (“InterDent”) and to appoint a new Board of Directors of InterDent. As a result, Prospect’s investment in InterDent is classified as a control investment.

(30)	Prospect owns 99.96% of the equity of USES Corp. as of December 31, 2019 and June 30, 2019.

(31)
Valley Electric Holdings I, Inc., a consolidated entity in which we own 100% of the common stock, owns 100% of Valley Electric Holdings II, Inc. (“Valley Holdings II”), another consolidated entity. Valley Holdings II owns 94.99% of Valley

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2019 (Unaudited) and June 30, 2019 (Continued)

Electric Company, Inc. (“Valley Electric”). Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc. We report Valley Electric as a separate controlled company.

(32)
On March 14, 2017, assets previously held by Ark-La-Tex Wireline Services, LLC (“Ark-La-Tex”) were assigned to Wolf Energy Services Company, LLC, a new wholly owned subsidiary of Wolf Energy Holdings, Inc. (“Wolf Energy Holdings”), in exchange for a full reduction of Ark-La-Tex’s Senior Secured Term Loan A and a partial reduction of the Senior Secured Term Loan B cost basis, in total equal to $22,145. The cost basis of the transferred assets is equal to the appraised fair value of assets at the time of transfer. During the three months ended June 30, 2017, Ark-La-Tex Term Loan B was written off and a loss of $19,818 was realized. On June 30, 2017, the 18.00% Senior Secured Promissory Note, due April 15, 2018, in Wolf Energy, LLC was contributed to the equity of Wolf Energy LLC. There was no impact from the transaction due to the note being on non-accrual status and having zero cost basis. In December 2019, Wolf Energy Holdings merged with and into CP Energy, with CP Energy continuing as the surviving entity. See endnote 20.

(33)	Prospect owns 9.67% of the equity in Targus Cayman HoldCo Limited (“Targus”), the parent company of Targus International LLC (“Targus International”), as of December 31, 2019 and June 30, 2019.

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

(37)
As of June 30, 2019, the residual profit interest was equal to 25% of NPRC’s residual profit, calculated quarterly in arrears. Effective October 31, 2019, the residual profit interest was amended to include both 8.33% of New TLA residual profit and 100% of New TLC residual profits, calculated in arrears.

(38)
The consolidated revenue interest is equal to the lesser of (i) 2.0% of consolidated revenue for the twelve-month period ending on the last day of the prior fiscal quarter (or portion thereof) and (ii) 25% of the amount of interest accrued on the Notes at the cash interest rate for such fiscal quarter (or portion thereof).

(39)
As of December 31, 2019 and June 30, 2019, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC (f/k/a Nixon Holdco, LLC), the parent company of Nixon, Inc. On February 26, 2018, Prospect entered into a debt forgiveness agreement with Nixon, Inc., which terminated $17,472 Senior Secured Term Loan receivable due to us. We recorded a realized loss of $14,197 in our Consolidated Statement of Operations for the year ended June 30, 2018 as a result of this transaction.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2019 (Unaudited) and June 30, 2019 (Continued)

(44)	The following shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of December 31, 2019:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$59,115	$—	$—	$—	$22,738	$81,853
Commercial Services & Supplies	123,855	—	—	6,627	6,849	137,331
Construction & Engineering	43,731	—	—	—	22,875	66,606
Consumer Finance	—	351,103	—	—	122,439	473,542
Diversified Consumer Services	—	—	—	—	2,378	2,378
Energy Equipment & Services	71,565	—	—	—	193,358	264,923
Equity Real Estate Investment Trusts (REITs)	433,553	—	—	—	62,887	496,440
Health Care Providers & Services	254,949	—	—	—	1	254,950
Machinery	—	28,622	—	—	6,866	35,488
Media	15,100	—	—	—	12,869	27,969
Online Lending	79,000	—	—	—	100,949	179,949
Personal Products	213,325	—	—	—	34,100	247,425
Trading Companies & Distributors	63,886	—	—	—	—	63,886
Structured Finance (A)	51,428	—	—	—	12,857	64,285
Total Control Investments	$1,409,507	$379,725	$—	$6,627	$601,166	$2,397,025
Affiliate Investments
Distributors	$—	$107,029	$—	$—	$—	$107,029
Diversified Consumer Services	—	8,033	—	33,851	6,577	48,461
Textiles, Apparel & Luxury Goods	—		—	—	2,805	2,805
Total Affiliate Investments	$—	$115,062	$—	$33,851	$9,382	$158,295
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$12,500	$—	$—	$—	$12,500
Auto Components	—	25,491	—	—	—	25,491
Capital Markets	—	—	—	—	—	—
Commercial Services & Supplies	56,823	175,719	—	—	—	232,542
Communications Equipment	9,086	50,516	—	—	—	59,602
Consumer Finance	28,563	—	—	—	—	28,563
Distributors	173,809	—	—	—	—	173,809
Diversified Consumer Services	—	100,091	—	—	—	100,091
Diversified Financial Services	30,433	—	—	—	—	30,433
Diversified Telecommunication Services	18,777	39,334	—	—	—	58,111
Entertainment	12,509	12,148	—	—	—	24,657
Food Products	—	24,841	—	—	—	24,841
Health Care Equipment & Supplies	—	7,471	—	—	—	7,471
Health Care Providers & Services	158,220	113,176	—	—	—	271,396
Hotels, Restaurants & Leisure	23,064	7,486	—	—	—	30,550
Household Durables	15,719	9,917	—	—	—	25,636
Household Products	24,563	—	—	—	—	24,563
Insurance	—	12,989	—	—	—	12,989
Interactive Media & Services	36,741	—	—	—	—	36,741
Internet & Direct Marketing Retail	18,149	—	—	—	—	18,149
IT Services	117,916	85,707	—	—	—	203,623

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2019 (Unaudited) and June 30, 2019 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Leisure Products	29,150	—	—	—	1	29,151
Media	65,965	35,000	—	—	—	100,965
Paper & Forest Products	4,371	11,379	—	—	—	15,750
Professional Services	9,426	73,245	—	—	—	82,671
Real Estate Management & Development	38,432		—	—	—	38,432
Software	8,416	66,725	—	—	—	75,141
Technology Hardware, Storage & Peripherals		12,408	—	—	—	12,408
Textiles, Apparel & Luxury Goods	172,844	36,710	—	—	—	209,554
Transportation Infrastructure	—	27,620	—	—	—	27,620
Structured Finance (A)	—	—	1,093,667	—	—	1,093,667
Total Non-Control/Non-Affiliate	$1,084,183	$940,473	$1,093,667	$—	$1	$3,118,324
Total Portfolio Investment Cost	$2,493,690	$1,435,260	$1,093,667	$40,478	$610,549	$5,673,644
The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of December 31, 2019:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Control Investments
Aerospace & Defense	$59,115	$—	$—	$—	$31,950	$91,065	2.9%
Commercial Services & Supplies	72,287	—	—	—	—	72,287	2.3%
Construction & Engineering	43,731	—	—	—	78,769	122,500	3.8%
Consumer Finance	—	354,269	—	—	261,625	615,894	19.3%
Diversified Consumer Services	—	—	—	—	4,361	4,361	0.1%
Energy Equipment & Services	69,005	—	—	—	47,636	116,641	3.7%
Equity Real Estate Investment Trusts (REITs)	433,553	—	—	—	450,746	884,299	27.8%
Health Care Providers & Services	196,971	—	—	—	—	196,971	6.2%
Machinery	—	28,622	—	—	7,881	36,503	1.1%
Media	15,100	—	—	—	22,818	37,918	1.2%
Online Lending	79,000	—	—	—	1,291	80,291	2.5%
Personal Products	62,610	—	—	—	—	62,610	2.0%
Trading Companies & Distributors	28,622	—	—	—		28,622	0.9%
Structured Finance (A)	51,428	—	—	—	10,870	62,298	2.0%
Total Control Investments	$1,111,422	$382,891	$—	$—	$917,947	$2,412,260	75.8%
Fair Value % of Net Assets	34.9%	12.0%	—%	—%	28.8%	75.8%
Affiliate Investments
Distributors	$—	$6,357	$—	$—	$—	$6,357	0.2%
Diversified Consumer Services	—	8,033	—	48,886	8,123	65,042	2.0%
Textiles, Apparel & Luxury Goods	—		—		16,224	16,224	0.5%
Total Affiliate Investments	$—	$14,390	$—	$48,886	$24,347	$87,623	2.8%
Fair Value % of Net Assets	—%	0.5%	—%	1.5%	0.8%	2.8%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$12,385	$—	$—	$—	$12,385	0.4%
Auto Components	—	25,491	—	—	—	25,491	0.8%
Capital Markets	—	—	—	—	—	—	—%
Commercial Services & Supplies	54,787	175,430	—	—	—	230,217	7.2%
Communications Equipment	8,418	41,279	—	—	—	49,697	1.6%
Consumer Finance	25,491	—	—	—	—	25,491	0.8%
Distributors	171,165	—	—	—	—	171,165	5.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2019 (Unaudited) and June 30, 2019 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Diversified Consumer Services	—	85,332	—	—	—	85,332	2.7%
Diversified Financial Services	30,433	—	—	—	—	30,433	1.0%
Diversified Telecommunication Services	18,706	38,674	—	—	—	57,380	1.8%
Electronic Equipment, Instruments & Components	—	—	—	—	2,307	2,307	0.1%
Entertainment	12,559	12,194	—	—	—	24,753	0.8%
Food Products	—	24,841	—	—	—	24,841	0.8%
Health Care Equipment & Supplies	—	6,151	—	—	—	6,151	0.2%
Health Care Providers & Services	158,059	113,174	—	—	—	271,233	8.5%
Hotels, Restaurants & Leisure	21,310	7,500	—	—	—	28,810	0.9%
Household Durables	4,353	8,558	—	—	—	12,911	0.4%
Household Products	24,561	—	—	—	—	24,561	0.8%
Insurance	—	12,989	—	—	—	12,989	0.4%
Interactive Media & Services	36,741	—	—	—	—	36,741	1.2%
Internet & Direct Marketing Retail	18,608	—	—	—	—	18,608	0.6%
IT Services	117,916	85,750	—	—	—	203,666	6.4%
Leisure Products	29,150	—	—	—	—	29,150	0.9%
Media	65,776	31,305	—	—	—	97,081	3.0%
Paper & Forest Products	4,371	11,379	—	—	—	15,750	0.5%
Professional Services	9,800	75,416	—	—	—	85,216	2.7%
Real Estate Management & Development	38,432	—	—	—	—	38,432	1.2%
Software	8,416	66,725	—	—	—	75,141	2.4%
Technology Hardware, Storage & Peripherals	—	12,408	—	—	—	12,408	0.4%
Textiles, Apparel & Luxury Goods	172,844	36,710	—	—	—	209,554	6.6%
Transportation Infrastructure	—	28,104	—	—	—	28,104	0.9%
Structured Finance (A)	—	—	791,457	—	—	791,457	24.9%
Total Non-Control/Non-Affiliate	$1,063,103	$911,795	$791,457	$—	$2,307	$2,768,662	87.0%
Fair Value % of Net Assets	33.4%	28.6%	24.9%	—%	0.1%	87.0%
Total Portfolio	$2,174,525	$1,309,076	$791,457	$48,886	$944,601	$5,268,545	165.5%
Fair Value % of Net Assets	68.3%	41.1%	24.9%	1.5%	29.7%	165.5%
(A) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2019 (Unaudited) and June 30, 2019 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Machinery	—	28,622	—	—	—	6,866	35,488
Media	3,114	—	—	—	—	12,869	15,983
Online Lending	172,000	—	—	—	—	100,949	272,949
Personal Products	212,969	—	—	—	—	25,000	237,969
Trading Companies & Distributors	63,213	—	—	—	—	—	63,213
Total Control Investments	$1,428,245	$377,228	$—	$—	$6,915	$573,418	$2,385,806
Affiliate Investments
Distributors	$—	$127,091	$—	$—	$—	$—	$127,091
Diversified Consumer Services	—	8,159	—	—	32,018	6,577	46,754
Textiles, Apparel & Luxury Goods	—	—	—	—	—	3,771	3,771
Total Affiliate Investments	$—	$135,250	$—	$—	$32,018	$10,348	$177,616
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$12,500	$—	$—	$—	$—	$12,500
Auto Components	—	25,450	—	—	—	—	25,450
Building Products	—	19,842	—	—	—	—	19,842
Capital Markets	—	25,084	—	—	—	—	25,084
Commercial Services & Supplies	60,513	175,674	—	—	—	—	236,187
Communications Equipment	—	50,503	—	—	—	—	50,503
Consumer Finance	22,333	—	—	—	—	—	22,333
Distributors	172,815	—	—	—	—	—	172,815
Diversified Consumer Services	—	100,091	—	—	—	—	100,091
Diversified Telecommunication Services	9,923	26,311	—	—	—	—	36,234
Entertainment	16,128	20,093	—	—	—	—	36,221
Food Products	—	34,729	—	—	—	—	34,729
Health Care Equipment & Supplies	33,673	7,469	—	—	—	—	41,142
Health Care Providers & Services	125,265	96,284	—	—	—	—	221,549
Hotels, Restaurants & Leisure	27,252	7,485	—	—	—	—	34,737
Household Durables	15,888	13,403	—	—	—	—	29,291
Household Products	24,688	—	—	—	—	—	24,688
Insurance	—	12,988	—	—	—	—	12,988
Interactive Media & Services	37,861	—	—	—	—	—	37,861
IT Services	270,714	35,382	—	—	—	—	306,096
Leisure Products	32,868	—	—	—	—	1	32,869
Media	87,379	35,000	—	—	—	—	122,379
Paper & Forest Products	—	11,361	—	—	—	—	11,361
Professional Services	118,403	69,695	—	—	—	—	188,098
Real Estate Management & Development	38,852	—	—	—	—	—	38,852
Software	—	64,723	—	—	—	—	64,723
Technology Hardware, Storage & Peripherals	—	12,400	—	—	—	—	12,400
Textiles, Apparel & Luxury Goods	190,678	36,657	—	—	—	—	227,335
Tobacco	—	14,419	—	—	—	—	14,419
Transportation Infrastructure	—	27,578	—	—	—	—	27,578
Structured Finance (A)	—	—	44,774	1,103,751	—	—	1,148,525
Total Non-Control/Non-Affiliate	$1,285,233	$935,121	$44,774	$1,103,751	$—	$1	$3,368,880
Total Portfolio Investment Cost	$2,713,478	$1,447,599	$44,774	$1,103,751	$38,933	$583,767	$5,932,302

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2019 (Unaudited) and June 30, 2019 (Continued)

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

Endnote Explanations as of December 31, 2019 (Unaudited) and June 30, 2019 (Continued)

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2019 (Unaudited) and June 30, 2019 (Continued)

(46)
The interest rate on these investments, excluding those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended December 31, 2019:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Cinedigm DC Holdings, LLC	—%	2.50%	2.50%
CP Energy - Spartan Energy Services, Inc. - Term Loan B	15.80%	—%	15.80%
Credit Central Loan Company	—%	10.00%	10.00%	(A)
Echelon Transportation, LLC	2.25%	—%	2.25%	(B)
Echelon Transportation, LLC	1.00%	—%	1.00%	(C)
Edmentum Ultimate Holdings, LLC - Revolver	5.00%	—%	5.00%
Edmentum Ultimate Holdings, LLC - Senior PIK Note	8.50%	—%	8.50%
Edmentum Ultimate Holdings, LLC - Junior PIK Note	10.00%	—%	10.00%
First Tower Finance Company LLC	0.20%	10.30%	10.50%
Interdent, Inc - Senior Secured Term Loan B	10.00%	—%	10.00%
MITY, Inc. - Senior Secured Term Loan B	10.00%	—%	10.00%
National Property REIT Corp. - Senior Secured Term Loan A	—%	5.00%	5.00%
National Property REIT Corp. - Senior Secured Term Loan B	—%	5.50%	5.50%
National Property REIT Corp. - Senior Secured Term Loan C	—%	2.25%	2.25%	(D)
Nationwide Loan Company LLC	10.00%	—%	10.00%
Valley Electric Co. of Mt. Vernon, Inc.	—%	2.50%	2.50%
Valley Electric Company, Inc.	—%	10.00%	10.00%
Venio LLC	10.00%	—%	10.00%
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
(D) On October 31, 2019, the National Property REIT Corp. Eleventh Amended and Restated Credit Agreement was amended to increase our investment through a New Term Loan C Secured Note (“New TLC”) accruing interest payable in kind at a maximum current PIK rate of 2.25%.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2019 (Unaudited) and June 30, 2019 (Continued)

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2019 (Unaudited) and June 30, 2019 (Continued)

(47)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the six months ended December 31, 2019 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2019	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at December 31, 2019	Interest income	Dividend income	Other income	Net realized gains (losses)
CP Energy Services Inc.	$104,533	$5,039	$—	$(41,808)	$67,764	$2,367	$—	$—	$—
CP Energy - Spartan Energy Services, Inc.	34,398	2,119	—	(2,560)	33,957	2,503	—	—	—
Credit Central Loan Company, LLC	71,417	6,716	—	(1,251)	76,882	5,967	—	112	—
Echelon Aviation LLC	89,701	4,274	—	(2,910)	91,065	4,074	—	—	—
First Tower Finance Company LLC	494,036	2,849	(2,273)	8,173	502,785	29,207	—	—	—
Freedom Marine Solutions, LLC	14,920	—	—	—	14,920	—	—	—	—
InterDent, Inc.	224,876	6,077	—	(33,982)	196,971	9,416	—	—	—
Kickapoo Ranch Pet Resort	—	2,378	—	1,983	4,361	—	—	—	—
MITY, Inc.	46,902	1,801	(289)	7,772	56,186	4,458	—	293	—
National Property REIT Corp.	1,004,465	64,285	(93,000)	51,138	1,026,888	33,469	—	23,281	—
Nationwide Loan Company LLC	32,975	804	—	2,448	36,227	1,930	—	—	—
NMMB, Inc.	24,183	15,100	(3,114)	1,749	37,918	138	2,797	453	—
Pacific World Corporation	112,427	9,100	356	(59,273)	62,610	527	—	—	—
R-V Industries, Inc.	33,624	—	—	2,879	36,503	1,590	—	—	—
Universal Turbine Parts, LLC	28,043	1,000	(327)	(94)	28,622	1,266	—	100	—
USES Corp.	15,725	1,500	(5,950)	4,826	16,101	—	—	—	—
Valley Electric Company, Inc.	143,685	—	(3,329)	(17,856)	122,500	3,556	4,271	333	—
Wolf Energy, LLC	14	(3,914)	18	3,882	—	—	—	—	—
Total	$2,475,924	$119,128	$(107,908)	$(74,884)	$2,412,260	$100,468	$7,068	$24,572	$—
(A) Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion and PIK interest, and any transfer of investments.
(B) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.

(48)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the six months ended December 31, 2019 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2019	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at December 31, 2019	Interest income	Dividend income	Other income	Net realized gains (losses)
Edmentum Ultimate Holdings, LLC	$41,217	$3,699	$(1,992)	$22,118	$65,042	$2,702	$—	$—	$—
Nixon, Inc.	—	—	—	—	—	—	—	—	—
Targus Cayman HoldCo Limited	16,599	—	(967)	592	16,224	—	—	—	—
United Sporting Companies, Inc.	18,866	—	(20,061)	7,552	6,357	—	—	—	—
Total	$76,682	$3,699	$(23,020)	$30,262	$87,623	$2,702	$—	$—	$—
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2019 (Unaudited) and June 30, 2019 (Continued)

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2019 (Unaudited) and June 30, 2019 (Continued)

(51)
Acquisition date represents the date of PSEC's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at PSEC's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments) (See endnote 52 for NPRC follow-on acquisitions):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
ACE Cash Express, Inc.	Senior Secured Note	5/24/2019, 7/16/2019, 12/20/2019	$10,882
AgaMatrix, Inc.	Senior Secured Term Loan	4/11/2018	5,000
Apidos CLO IX	Subordinated Structured Note	2/26/2015	2,325
Apidos CLO XI	Subordinated Structured Note	11/10/2016	2,160
Apidos CLO XII	Subordinated Structured Note	2/22/2018	4,070
Apidos CLO XV	Subordinated Structured Note	4/20/2018	6,480
Atlantis Health Care Group (Puerto Rico), Inc.	Revolving Line of Credit	4/15/2013, 5/21/2013, 3/11/2014, 6/26/2017, 9/29/2017, 10/12/2017, 10/31/2017	7,500
Atlantis Health Care Group (Puerto Rico), Inc.	Senior Secured Term Loan	12/9/2016	42,000
Barings CLO 2018-III	Subordinated Structured Note	6/15/2018	9,255
Broder Bros., Co.	Senior Secured Note	1/29/2019, 2/28/2019	450
Brookside Mill CLO Ltd.	Subordinated Structured Note	7/2/2013, 2/15/2018	3,696
California Street CLO IX Ltd.	Subordinated Structured Note	9/9/2016, 10/17/2016	6,842
Capstone Logistics Acquisition, Inc.	Second Lien Term Loan	6/12/2015	37,500
CCS-CMGC Holdings, Inc.	First Lien Term Loan	10/8/2019	4,692
CCS-CMGC Holdings, Inc.	Second Lien Term Loan	8/20/2019	1,993
Cent CLO 21 Limited	Subordinated Structured Note	7/27/2018	1,024
Centerfield Media Holding Company	Senior Secured Term Loan A	9/14/2018	10,100
Centerfield Media Holding Company	Senior Secured Term Loan B	9/14/2018	10,100
CIFC Funding 2014-IV-R, Ltd.	Subordinated Structured Note	10/18/2018	1,158
Coverall North America, Inc.	Senior Secured Term Loan A	7/2/2018	13
Coverall North America, Inc.	Senior Secured Term Loan B	7/2/2018	2
CP Energy Services Inc.	Common Stock	10/11/2013, 12/26/2013, 4/6/2018, 12/31/2019	69,586
CP VI Bella Midco	Second Lien Term Loan	8/10/2018, 10/15/2018, 5/23/2019, 6/4/2019	13,711
Credit Central Loan Company, LLC	Class A Units	12/28/2012, 3/28/2014, 6/26/2014, 9/28/2016, 8/21/2019	11,975
Credit Central Loan Company, LLC	Subordinated Term Loan	6/26/2014, 9/28/2016	41,335
Echelon Transportation, LLC	Membership Interest	3/31/2014, 9/30/2014, 12/9/2016	22,488
Echelon Transportation, LLC	Senior Secured Term Loan	11/14/2018, 7/9/2019	2,100
Edmentum Ultimate Holdings, LLC	Second Lien Revolving Credit Facility to Edmentum, Inc.	2/19/2016, 3/17/2016, 4/20/2016, 5/19/2016, 6/22/2016, 1/31/2017, 2/14/2017, 3/1/2017, 3/14/2017, 3/28/2017, 4/11/2017, 4/25/2017, 5/10/2017, 10/30/2017, 11/8/2017, 11/21/2017, 12/20/2017, 1/3/2018, 1/17/2018, 1/30/2018, 12/12/2018, 12/21/2018, 1/15/2019, 2/1/2019, 2/26/2019, 2/28/2019, 3/18/2019, 4/9/2019,11/22/2019,12/17/2019	32,767
First Tower Finance Company LLC	Class A Units	12/30/2013, 6/24/2014, 12/15/2015, 11/21/2016, 3/9/2018	39,885
First Tower Finance Company LLC	Subordinated Term Loan to First Tower, LLC	12/15/2015, 3/9/2018	20,924
Freedom Marine Solutions, LLC	Membership Interest	10/1/2009, 12/22/2009, 1/13/2010, 3/30/2010, 5/13/2010, 2/14/2011, 4/28/2011, 7/7/2011, 10/20/2011, 10/30/2015, 1/7/2016, 4/11/2016, 8/11/2016, 1/30/2017, 4/20/2017, 6/13/2017, 8/30/2017, 1/17/2018, 2/15/2018, 5/8/2018, 10/31/2018	39,868
Galaxy XV CLO, Ltd.	Subordinated Structured Note	8/26/2015, 3/15/2017	9,161
Galaxy XXVII CLO, Ltd.	Subordinated Structured Note	6/16/2015	1,460
GEON Performance Solutions, LLC	Revolving Line of Credit	12/12/2019	724
Global Tel*Link Corporation	Second Lien Term Loan	4/10/2019, 8/22/2019, 9/20/2019	14,686
HELP/SYSTEMS HOLDINGS, INC.	First Lien Term Loan	11/29/2019	8,415
Help/Systems Holdings, Inc.	Second Lien Term Loan	5/10/2018, 3/11/2019, 11/22/2019	19,649
Inpatient Care Management Company, LLC	Senior Secured Term Loan	12/22/2016, 6/29/2018	10,003
Interdent, Inc.	Senior Secured Term Loan A	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
Interdent, Inc.	Senior Secured Term Loan B	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
Interdent, Inc.	Senior Secured Term Loan C	8/1/2018	31,558

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2019 (Unaudited) and June 30, 2019 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Janus International Group, LLC	Second Lien Term Loan	8/3/2018, 8/9/2018, 8/20/2018, 9/6/2018	9,915
JD Power and Associates	Second Lien Term Loan	8/10/2017, 8/31/2018, 3/11/2019, 4/10/2019	15,239
Jefferson Mill CLO Ltd.	Subordinated Structured Note	9/27/2018	2,047
K&N Parent, Inc.	Second Lien Term Loan	8/14/2018, 9/5/2018, 9/7/2018, 9/10/2018, 9/24/2018	12,695
Kickapoo Ranch Pet Resort	Membership Interest	10/21/2019, 12/4/2019	28
LCM XIV Ltd.	Subordinated Structured Note	11/2/2015, 6/6/2018	9,422
Madison Park Funding IX, Ltd.	Subordinated Structured Note	9/27/2018	7,320
MITY, Inc.	Common Stock	6/23/2014	7,200
MITY, Inc.	Senior Secured Note A	1/17/2017	8,000
MITY, Inc.	Senior Secured Note B	6/23/2014, 1/17/2017, 6/3/2019	26,769
MRP Holdco, Inc.	Senior Secured Term Loan A	12/7/2018	12,000
MRP Holdco, Inc.	Senior Secured Term Loan B	12/7/2018	12,000
Nationwide Loan Company LLC	Class A Units	3/28/2014, 6/18/2014, 9/30/2014, 6/29/2015, 3/31/2016, 8/31/2016, 5/31/2017, 10/31/2017	20,469
Nationwide Loan Company LLC	Senior Subordinated Term Loan to Nationwide Acceptance LLC	12/28/2015, 8/31/2016	1,999
National Property REIT Corp.	Senior Secured Term Loan C	10/31/2019	51,428
NMMB, Inc.	Senior Secured Term Loan	12/30/2019	15,100
NMMB, Inc.	Series A and B Preferred Stock	12/13/2013, 10/1/2014	8,469
Octagon Investment Partners XV, Ltd.	Subordinated Structured Note	4/30/2015, 8/6/2015, 6/30/2017	10,516
Octagon Investment Partners 18-R Ltd.	Subordinated Structured Note	4/20/2018	8,908
Pacific World Corporation	Revolving Line of Credit	10/21/2014, 12/19/2014, 4/7/2015, 4/22/2015, 8/12/2016, 10/18/2016, 2/7/2017, 2/21/2017, 4/26/2017, 10/11/2017, 10/17/2017, 1/16/2018, 12/27/2018, 3/15/2019, 7/2/2019, 8/15/2019	36,825
Pacific World Corporation	Convertible Preferred Equity	4/3/2019, 4/29/2019, 6/3/2019, 10/4/2019, 11/12/2019, 12/20/2019	17,100
PeopleConnect Intermediate, LLC	Revolving Line of Credit	12/18/2017	500
PeopleConnect Intermediate, LLC	Senior Secured Term Loan A	8/11/2015	6,500
PeopleConnect Intermediate, LLC	Senior Secured Term Loan B	8/11/2015	6,500
PG Dental Holdings New Jersey, LLC	Delayed Draw Term Loan	8/26/2019	2,000
PG Dental Holdings New Jersey, LLC	Senior Secured Term Loan	5/31/2019	20
PGX Holdings, Inc.	Second Lien Term Loan	12/23/2016, 12/28/2016	15,034
RGIS Services, LLC	Senior Secured Term Loan	7/19/2017, 8/2/2017, 8/9/2017, 8/16/2017, 9/11/2017, 4/10/2019, 5/1/2019	19,293
Romark WM-R Ltd.	Subordinated Structured Note	10/21/2014, 4/12/2018	5,313
R-V Industries, Inc.	Common Stock	12/27/2016	1,854
Securus Technologies Holdings, Inc.	Second Lien Term Loan	11/13/2017, 11/24/2017, 8/6/2018, 8/24/2018, 3/18/2019	22,750
SEOTownCenter, Inc.	Senior Secured Term Loan A	11/2/2018	3,000
SEOTownCenter, Inc.	Senior Secured Term Loan B	11/2/2018	2,000
SESAC Holdco II LLC	Second Lien Term Loan	4/5/2019	4,975
Sorenson Communications, LLC	First Lien Term Loan	5/14/2019	8,000
Symphony CLO XV, Ltd.	Subordinated Structured Note	12/24/2018	2,655
TouchTunes Interactive Networks, Inc.	Second Lien Term Loan	11/3/2016, 11/14/2016	9,000
Town & Country Holdings, Inc.	First Lien Term Loan	7/13/2018, 7/16/2018	105,000
Transplace Holdings, Inc.	Second Lien Term Loan	1/4/2018	3,518
United Sporting Companies, Inc.	Second Lien Term Loan	3/7/2013	58,650
Universal Turbine Parts, LLC	Delayed Draw Term Loan	10/24/2019	1,000
USES Corp.	Senior Secured Term Loan A	6/15/2016, 6/29/2016, 2/22/2017, 4/27/2017, 5/4/2017, 8/30/2017, 10/11/2017, 12/11/2018, 8/30/2019	14,100
USG Intermediate, LLC	Revolving Line of Credit	7/2/2015, 9/23/2015, 9/14/2017, 8/21/2019	5,200
USG Intermediate, LLC	Senior Secured Term Loan A	8/24/2017	2,025
USG Intermediate, LLC	Senior Secured Term Loan B	8/24/2017	2,975
Valley Electric Company, Inc.	Common Stock	12/31/2012, 6/24/2014	18,502

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2019 (Unaudited) and June 30, 2019 (Continued)

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

(52)
Since Prospect's initial common equity investment in NPRC on December 31, 2013, we have made numerous additional follow-on investments that have been used to invest in new and existing properties as well as online consumer loans and rated secured structured notes. These follow-on acquisitions are summarized by fiscal year below (excluding effects of return of capital distributions). Details of specific transactions are included in the respective fiscal year Form 10-K filing:

Fiscal Year	Follow-On Investments (NPRC Common Stock, excluding cost of initial investment)
2014	$4,555
2015	68,693
2016	93,857
2017	116,830
2018	137,024
2019	11,582
2020	12,857

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
We consolidate certain of our wholly owned and substantially wholly owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements and are collectively referred to as the “Consolidated Holding Companies”: CP Holdings of Delaware LLC; Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC; MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc.; NPH Property Holdings, LLC; STI Holding, Inc.; UTP Holdings Group Inc.; Valley Electric Holdings I, Inc.; and Valley Electric Holdings II, Inc.
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
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the six months ended December 31, 2019.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of December 31, 2019 and June 30, 2019, our qualifying assets as a percentage of total assets, stood at 73.62% and 73.85%, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
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

Our non-CLO investments are valued utilizing a yield technique, enterprise value (“EV”) technique, net asset value technique, asset recovery technique, discounted cash flow technique, or a combination of techniques, as appropriate. The yield technique uses loan spreads for loans and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the EV technique, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market (multiples) valuation approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions, and/or a discounted cash flow technique. The net asset value technique, an income approach, is used to derive a value of an underlying investment (such as real estate property) by dividing a relevant earnings stream by an appropriate capitalization rate. For this purpose, we consider capitalization rates for similar properties as may be obtained from guideline public companies and/or relevant transactions. The asset recovery technique is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow technique converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The fair value measurement is based on the net present value indicated by current market expectations about those future amounts.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of December 31, 2019, approximately 1.6% of our total assets at fair value are in non-accrual status.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of December 31, 2019, we do not expect to have any excise tax due for the 2019 calendar year. Thus, we have not accrued any excise tax for this period.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 31, 2019, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2016 and thereafter remain subject to examination by the Internal Revenue Service.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of December 31, 2019 and June 30, 2019, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following table provides the reconciliation of the components of distributable earnings (loss) to conform to the current period presentation for the six months ended December 31, 2018:

	Overdistributed net investment income	Realized gains (losses)	Net unrealized loss	Distributable earnings (loss)
Balance as of June 30, 2018	$(45,186)	$(465,493)	$(104,179)	$(614,858)
Net Increase in Net Assets Resulting from Operations:
Net investment income	165,970	—	—	165,970
Net realized gains	—	83	—	83
Net change in net unrealized losses	—	—	(149,647)	(149,647)
Distributions to Shareholders:
Distributions from net investment income	(131,531)	—	—	(131,531)
Tax reclassifications of net assets (Note 12)	31	—	—	31
Balance as of December 31, 2018	$(10,716)	$(465,410)	$(253,826)	$(729,952)

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
Note 3. Portfolio Investments
At December 31, 2019, we had investments in 120 long-term portfolio investments, which had an amortized cost of $5,673,644 and a fair value of $5,268,545. At June 30, 2019, we had investments in 135 long-term portfolio investments, which had an amortized cost of $5,932,302 and a fair value of $5,653,553.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $421,176 and $480,894 during the six months ended December 31, 2019 and December 31, 2018, respectively. Debt repayments and considerations from sales of equity securities of approximately $676,687 and $220,110 were received during the six months ended December 31, 2019 and December 31, 2018, respectively.
The following table shows the composition of our investment portfolio as of December 31, 2019 and June 30, 2019:

	December 31, 2019		June 30, 2019
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$35,156	$35,156	$33,928	$34,239
Senior Secured Debt	2,466,567	2,147,402	2,687,709	2,449,357
Subordinated Secured Debt	1,427,227	1,301,043	1,439,440	1,329,799
Subordinated Unsecured Debt	40,478	48,886	38,933	33,058
Rated Secured Structured Notes	—	—	44,774	46,851
Subordinated Structured Notes	1,093,667	791,457	1,103,751	850,694
Equity	610,549	944,601	583,767	909,555
Total Investments	$5,673,644	$5,268,545	$5,932,302	$5,653,553

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
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

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$35,156	$35,156
Senior Secured Debt	—	34,388	2,113,014	2,147,402
Subordinated Secured Debt	—	—	1,301,043	1,301,043
Subordinated Unsecured Debt	—	—	48,886	48,886
Rated Secured Structured Notes	—	—	—	—
Subordinated Structured Notes	—	—	791,457	791,457
Equity	—	—	944,601	944,601
Total Investments	$—	$34,388	$5,234,157	$5,268,545
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following tables show the aggregate changes in the fair value of our Level 3 investments during the six months ended December 31, 2019:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2019	$2,475,924	$76,682	$3,100,947	$5,653,553
Net realized losses on investments	$—	$—	$(616)	$(616)
Net change in unrealized (losses) gains(1)	(74,884)	30,262	(80,422)	(125,044)
Net realized and unrealized (losses) gains	$(74,884)	$30,262	$(81,038)	$(125,660)
Purchases of portfolio investments	100,586	2,820	281,590	384,996
Payment-in-kind interest	18,387	879	1,909	21,175
Accretion (amortization) of discounts and premiums, net	155	1,141	(4,289)	(2,993)
Repayments and sales of portfolio investments	(107,908)	(24,161)	(544,290)	(676,359)
Transfers within Level 3	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	(20,555)	(20,555)
Fair value as of December 31, 2019	$2,412,260	$87,623	$2,734,274	$5,234,157

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Rated Secured Structured Notes	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2019	$34,239	$2,449,357	$1,329,799	$33,058	$46,851	$850,694	$909,555	$5,653,553
Net realized (losses) gains on investments	—	(120)	15	—	1,885	(2,396)	—	(616)
Net change in unrealized (losses) gains(1)	(311)	(79,506)	(16,545)	14,284	(2,078)	(49,153)	8,265	(125,044)
Net realized and unrealized (losses) gains	(311)	(79,626)	(16,530)	14,284	(193)	(51,549)	8,265	(125,660)
Purchases of portfolio investments	7,044	217,452	123,908	—	5,534	—	31,058	384,996
Payment-in-kind interest	187	13,770	6,526	692	—	—	—	21,175
Accretion (amortization) of discounts and premiums, net	—	295	3,304	1,141	(70)	(7,663)	—	(2,993)
Repayments and sales of portfolio investments	(6,003)	(467,679)	(145,964)	(289)	(52,122)	(25)	(4,277)	(676,359)
Transfers within Level 3	—	—	—	—	—	—	—	—
Transfers in (out) of Level 3(1)	—	(20,555)	—	—	—	—	—	(20,555)
Fair value as of December 31, 2019	$35,156	$2,113,014	$1,301,043	$48,886	$—	$791,457	$944,601	$5,234,157

(1)
Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended September 30, 2019 one of our senior secured notes transferred from Level 3 to Level 2 because the inputs to the valuation became observable.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following tables show the aggregate changes in the fair value of our Level 3 investments during the six months ended December 31, 2018:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2018	$2,404,326	$58,436	$3,264,517	$5,727,279
Net realized gains on investments	2,802	—	48	2,850
Net change in unrealized (losses)(1)	(33,815)	(19,649)	(96,183)	(149,647)
Net realized and unrealized (losses)	(31,013)	(19,649)	(96,135)	(146,797)
Purchases of portfolio investments	46,129	1,567	413,892	461,588
Payment-in-kind interest	15,440	556	3,310	19,306
Accretion (amortization) of discounts and premiums, net	907	—	(787)	120
Repayments and sales of portfolio investments	(48,152)	(7,855)	(162,919)	(218,926)
Transfers within Level 3(1)	45,129	58,806	(103,935)	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of December 31, 2018	$2,432,766	$91,861	$3,317,943	$5,842,570

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	Rated Secured Structured Notes	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2018	$38,559	$2,481,353	$1,260,525	$32,945	$17	$6,159	$954,035	$953,686	$5,727,279
Net realized gains on investments	—	—	—	—	22	—	—	2,828	2,850
Net change in unrealized gains (losses)	10	(69,884)	(32,575)	(7,243)	13	2,853	(65,606)	22,785	(149,647)
Net realized and unrealized gains (losses)	10	(69,884)	(32,575)	(7,243)	35	2,853	(65,606)	25,613	(146,797)
Purchases of portfolio investments	6,568	335,751	202,283	—	—	38,524	6,887	(128,425)	461,588
Payment-in-kind interest	226	13,233	5,516	331	—	—	—	—	19,306
Accretion (amortization) of discounts and premiums, net	—	2,324	3,521	—	—	100	(5,825)	—	120
Repayments and sales of portfolio investments	(16,855)	(92,339)	(91,911)	—	(52)	—	—	(17,769)	(218,926)
Transfers within Level 3	—	—	—	—	—	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—	—	—	—	—	—
Fair value as of December 31, 2018	$28,508	$2,670,438	$1,347,359	$26,033	$—	$47,636	$889,491	$833,105	$5,842,570

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
For the six months ended December 31, 2019 and December 31, 2018, the net change in unrealized losses on the investments that use Level 3 inputs was ($114,964) and ($144,551) for investments still held as of December 31, 2019 and December 31, 2018, respectively.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2019 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
Senior Secured Debt	$1,024,362	Discounted cash flow (Yield analysis)	Market yield	5.7% to 19.0%	10.3%
Senior Secured Debt	380,993	Enterprise value waterfall (Market approach)	EBITDA multiple	3.5x to 9.5x	7.2x
Senior Secured Debt	83,064	Enterprise value waterfall (Market approach)	Revenue multiple	0.5x to 1.1x	0.8x
Senior Secured Debt	59,115	Enterprise value waterfall (Discounted cash flow)	Discount rate	7.5% to 10.4%	8.8%
Senior Secured Debt	28,622	Asset recovery analysis	N/A	N/A	N/A
Senior Secured Debt (1)	79,000	Enterprise value waterfall	Loss-adjusted discount rate	4.2% to 15.6%	10.6%
Senior Secured Debt (2)	51,428	Enterprise value waterfall	Discount rate (3)	8.9% to 12.7%	10.4%
Senior Secured Debt	433,553	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.9% to 8.1%	6.0%
Subordinated Secured Debt	911,795	Discounted cash flow (Yield analysis)	Market yield	5.8% to 25.7%	12.0%
Subordinated Secured Debt	36,655	Enterprise value waterfall (Market approach)	EBITDA multiple	7.5x to 12.0x	8.8x
Subordinated Secured Debt	6,357	Asset recovery analysis	N/A	N/A	N/A
Subordinated Secured Debt (4)	354,269	Enterprise value waterfall (Market approach)	Tangible book value multiple	0.9x to 3.0x	2.2x
Subordinated Unsecured Debt	48,886	Enterprise value waterfall (Market approach)	EBITDA multiple	11.0x to 12.0x	11.5x
Subordinated Structured Notes	791,457	Discounted cash flow	Discount rate (3)	1.6% to 26.0%	20.0%
Preferred Equity	32,716	Enterprise value waterfall (Market approach)	EBITDA multiple	5.5x to 6.5x	6.0x
Common Equity/Interests/Warrants	131,069	Enterprise value waterfall (Market approach)	EBITDA multiple	3.8x to 12.0x	5.1x
Common Equity/Interests/Warrants (1)	1,291	Enterprise value waterfall	Loss-adjusted discount rate	4.2% to 15.6%	10.6%
Common Equity/Interests/Warrants (2)	10,870	Enterprise value waterfall	Discount rate (3)	8.9% to 12.7%	10.4%
Common Equity/Interests/Warrants	413,184	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.9% to 8.1%	6.0%
Common Equity/Interests/Warrants	4,361	Enterprise value waterfall (Market approach)	Revenue multiple	0.5x to 1.1x	0.8x
Common Equity/Interests/Warrants (5)	261,625	Enterprise value waterfall (Market approach)	Tangible book value multiple	0.9x to 3.0x	2.8x
Common Equity/Interests/Warrants (6)	37,562	Enterprise value waterfall (NAV analysis)	Capitalization Rate	3.9% to 8.1%	6.0%
Common Equity/Interests/Warrants	34,696	Enterprise value waterfall (Discounted cash flow)	Discount rate	7.8% to 9.8%	9.3%
Common Equity/Interests/Warrants	14,920	Asset recovery analysis	N/A	N/A	N/A
Escrow Receivable	2,307	Discounted cash flow	Discount rate	6.1% to 7.2%	6.7%
Total Level 3 Investments	$5,234,157

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

(1)
Represents an investment in a Real Estate Investment Trust subsidiary. The Enterprise Value analysis includes the fair value of our investments in such indirect subsidiary’s consumer loans purchased from online consumer lending platforms, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above. In addition, the valuation also used projected loss rates as an unobservable input ranging from 0.0% to 8.8%, with a weighted average of 0.7%.

(2)
Represents an investment in a Real Estate Investment Trust subsidiary. The Enterprise Value analysis includes the fair value of our investments in such indirect subsidiary’s rated secured structured notes, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above.

(3)
Represents the implied discount rate based on our internally generated single-cash flow model that is derived from the fair value estimated by the corresponding multi-path cash flow model utilized by the independent valuation firm.

(4)
Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes book value multiples as noted above. In addition, the valuation of certain consumer finance companies utilizes the enterprise value waterfall technique whereby the significant unobservable input is the earnings multiple and the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies the earnings multiple ranges from 8.5x to 12.0x with a weighted average of 11.1x and the discount rate ranges from 12.6% to 14.6% with a weighted average of 13.3%.

(5)
Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes book value multiples as noted above. In addition, the valuation of certain consumer finance companies utilizes the enterprise value waterfall technique whereby the significant unobservable input is the earnings multiple and the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies the earnings multiple ranges from 8.5x to 12.0x with a weighted average of 11.3x and the discount rate ranges from 12.6% to 14.6% with a weighted average of 13.3%.

(6)	Represents Residual Profit Interests in Real Estate Investments.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

(1)
Represents an investment in a Real Estate Investment Trust subsidiary. The Enterprise Value analysis includes the fair value of our investments in such indirect subsidiary’s consumer loans purchased from online consumer lending platforms, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above. In addition, the valuation also used projected loss rates as an unobservable input ranging from 0.0%-12.5%, with a weighted average of 1.3%.

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
Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, management and the independent valuation firm look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. In determining the range of values for debt instruments where market quotations are not available, except CLOs and debt investments in controlling portfolio companies, management and the independent valuation firm estimated corporate and security credit ratings and identified corresponding yields to maturity for each loan from relevant market data. A discounted cash flow technique was then applied using the appropriate yield to maturity as the discount rate, to determine a range of values. In determining the range of values for debt investments of controlled companies and equity investments, the enterprise value was determined by applying a market approach such as using earnings before income interest, tax, depreciation and amortization (“EBITDA”) multiples, net income and/or book value multiples for similar guideline public companies and/or similar recent investment transactions and/or an income approach, such as the discounted cash flow technique. The enterprise value technique may also be used to value debt investments which are credit impaired. For stressed debt and equity investments, an asset recovery analysis was used.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
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
During the six months ended December 31, 2019, the valuation methodology for Engine Group, Inc. (“Engine”) changed to remove the waterfall analysis. As a result of the company’s performance and decrease in observed market spreads, the fair value of our investment in Engine increased to $35,336 as of December 31, 2019, a discount of $3,884 from its amortized cost, compared to the $4,833 unrealized depreciation recorded at June 30, 2019.

During the six months ended December 31, 2019, the valuation methodology for Pacific World Corporation (“Pacific World”) changed to incorporate an asset recovery analysis. As a result of the company’s performance, the fair value of our investment in Pacific World decreased to $62,610 as of December 31, 2019, a discount of $184,815 from its amortized cost, compared to the $125,542 unrealized depreciation recorded at June 30, 2019.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

During the six months ended December 31, 2019, the valuation methodology for Easy Gardener Products, Inc. (“Easy Gardener”) changed to incorporate an asset recovery analysis. As a result of the company’s performance, the fair value of our investment in Easy Gardener decreased to $4,353 as of December 31, 2019, a discount of $11,366 from its amortized cost, compared to the $5,636 unrealized depreciation recorded at June 30, 2019.
During the six months ended December 31, 2019, the valuation methodology for Rocket Software, Inc. (“Rocket”) changed to incorporate a shadow method. As a result of the company’s performance, the fair value of our investment in Rocket increased to $49,568 as of December 31, 2019, equivalent to its amortized cost, same as recorded at June 30, 2019.
During the six months ended December 31, 2019, four of our Subordinated Structured Notes were deemed to have an other-than-temporary loss. In accordance with ASC 325-40, Beneficial Interest in Securitized Financial Assets, we recorded a total loss of $2,420 related to these investments for the amount our amortized cost exceeded fair value as of the respective determination dates. During the six months ended December 31, 2018, there was no OTTI assessed for any Subordinated Structured Notes within our portfolio.
During the six months ended December 31, 2019, the valuation methodology for National Property REIT Corporation (“NPRC”) and its wholly owned subsidiaries relating to the real estate portfolio changed to remove the Discounted Cash Flow Method. Management utilizes the Enterprise Value Waterfall (NAV Analysis) to value its investment in NPRC and its wholly owned subsidiaries relating to the real estate portfolio as this method is aligned with current industry practice and with Management’s experience in buying and selling income producing real estate assets. The fair value of our investment in NPRC and its wholly owned subsidiaries relating to the real estate portfolio increased by $56,612, to $884,299, during the six months ended December 31, 2019, attributable to both an improvement in property operations and values, and the change in methodology.

During the six months ended December 31, 2019, we received partial repayments of $93,000 of our loans previously outstanding with NPRC, and provided $12,857 of equity financing and $51,428 of debt financing to NPRC to fund purchases of rated secured structured notes, expenses and structuring fees.
The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of December 31, 2019, the outstanding investment in online consumer loans by certain of NPRC’s wholly owned subsidiaries was comprised of 16,769 individual loans and residual interest in four securitizations, and had an aggregate fair value of $75,560. The average outstanding individual loan balance is approximately $3 and the loans mature on dates ranging from January 1, 2020 to April 19, 2025 with a weighted-average outstanding term of 20 months as of December 31, 2019. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 22.8%. As of December 31, 2019, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $80,291.
As of December 31, 2019, based on outstanding principal balance, 10.3% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 27.0% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 62.7% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$5,843	$4,976	4.0% - 24.1%	12.5%
Prime	15,374	12,085	6.0% - 36.0%	17.6%
Near Prime	35,739	36,539	6.0% - 36.0%	26.6%
*Weighted by outstanding principal balance of the online consumer loans.

The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of December 31, 2019, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 24 investments with a fair value of $129,053 and face value of $136,849. The average outstanding note is approximately $5,702 with a stated maturity date ranging from April 2027 to October 2032 and weighted-average stated maturity of 11.3 years as of December 31, 2019. Coupons range from three-month Libor (“3ML”) plus 5.45% to 9.45% with a weighted-average coupon of 3ML + 7.38%. As of December 31, 2019, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $62,298.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

As of December 31, 2019, based on outstanding notional balance, 38.7% of the portfolio was invested in Single - B rated tranches and 61.3% of the portfolio in BB rated tranches.
As of December 31, 2019, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $740,674 and a fair value of $1,026,888, including our investment in online consumer lending and rated secured structured notes as discussed above. As of December 31, 2019, our investment in NPRC and its wholly owned subsidiaries relating to the real estate portfolio had a fair value of $884,299. This portfolio was comprised of thirty-nine multi-families properties, twelve self-storage properties, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of December 31, 2019.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	—
3	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,201
4	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,633
5	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,322
6	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,281
7	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	13,876
8	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,048
9	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	7,509
10	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
11	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
12	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,333
13	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,586
14	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,439
15	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,467
16	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,332
17	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	8,927	6,669
18	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,768
19	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	86,131
20	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	15,704
21	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,872
22	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	30,284
23	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	17,230
24	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	17,467
25	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	25,009
26	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	19,424
27	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,853
28	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
29	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
30	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
31	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
32	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
33	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
34	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	43,087
35	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
36	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
37	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
38	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
39	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	48,600
40	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
41	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	15,459
42	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
43	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
44	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
45	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
46	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	44,044
47	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	14,185
48	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
49	Laurel Pointe Holdings, LLC	Forest Park, GA	5/9/2018	33,005	26,400
50	Bradford Ridge Holdings, LLC	Forest Park, GA	5/9/2018	12,500	10,000
51	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
52	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	39,525
53	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	19,335
54	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
55	Ashwood Ridge Holdings LLC	Jonesboro, GA	9/21/2018	9,600	7,300
56	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
57	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
58	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
59	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
60	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	30,127
61	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	14,662
62	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
				$1,908,157	$1,588,579
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
On November 1, 2019, we sold six of our rated secured structured notes to NPRC’s wholly-owned subsidiary National General Lending Limited (“NGL”) at fair value. We recorded a realized gain of $1,885 as a result of these transactions.
As of December 31, 2019, $2,941,429 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR floors ranging from 0.0% - 3.0%. As of December 31, 2019, $591,058 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 1.0% - 20.5%. As of June 30, 2019, $3,294,584 of our loans to portfolio companies, at fair value, bore interest at floating rates and have LIBOR floors ranging from 0.0% - 3.0%. As of June 30, 2019, $598,720 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 1.0% - 20.5%.
At December 31, 2019, ten loan investments were on non-accrual status: Easy Gardener Products, Inc., Interdent (the Senior Secured Term Loan C and the Senior Secured Term Loan D), Pacific World Corporation (the Revolving Line of Credit, the Senior Secured Term Loan A and the Senior Secured Term Loan B), United Sporting Companies, Inc. (“USC”), USES Corp. (“USES,” the Senior Secured Term Loan A and the Senior Secured Term Loan B), and UTP (the Senior Secured Term Loan B). At June 30, 2019, nine loan investments were on non-accrual status: Edmentum (the Unsecured Junior PIK Note), InterDent (the Senior Secured Term Loan C and the Senior Secured Term Loan D), Pacific World Corporation (the Senior Secured Term Loan A and the Senior Secured Term Loan B), USC, USES (the Senior Secured Term Loan A and the Senior Secured Term Loan B), and UTP (the Senior Secured Term Loan B). Cost balances of these loans amounted to $475,559 and $487,356 as of December 31, 2019 and June 30, 2019, respectively. The fair value of these loans amounted to $89,421 and $167,833 as of December 31, 2019 and June 30, 2019, respectively. The fair values of these investments represent approximately 1.6% and 2.9% of our total assets at fair value as of December 31, 2019 and June 30, 2019, respectively.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of December 31, 2019 and June 30, 2019, we had $25,111 and $23,375, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of December 31, 2019 and June 30, 2019.
We have guaranteed $2,487 in standby letters of credit issued through a financial intermediary and $2,919 of equipment lease obligations on behalf of InterDent, Inc. (“InterDent”) as of December 31, 2019. Under these arrangements, we would be required to make payments to the financial intermediary or equipment lease provider, respectively, if InterDent was to default on their related payment obligations. As of December 31, 2019, we have not recorded a liability on the statement of assets and liabilities for these guarantees as the likelihood of default on the standby letters of credit or equipment lease is deemed to be remote.
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
CP Energy Services Inc. (“CP Energy”) is a significant subsidiary due to income for the six months ended December 31, 2019. The following table shows summarized income statement information for CP Energy for the periods included in this quarterly report:

	One Month Ended October 31,	Three Months Ended December 31,	Four Months Ended October 31,	Six Months Ended December 31,
Summary Statement of Operations	2019	2018	2019	2018
Total revenue	$3,259	$13,143	$16,448	$33,530
Cost of sales	2,635	10,964	12,788	24,778
Operating expenses	668	3,230	2,941	5,354
Other expenses (including tax expense)	1,859	6,453	9,320	13,519
Net loss	$(1,903)	$(7,504)	$(8,601)	$(10,121)
Credit Central Loan Company, LLC (“Credit Central”) is a significant subsidiary due to income for the six months ended December 31, 2019. The following table shows summarized income statement information for Credit Central for the periods included in this quarterly report:

	Three Months Ended December 31,		Six Months Ended December 31,
Summary Statement of Operations	2019	2018	2019	2018
Total revenue	$19,614	$19,907	$38,471	$38,802
Cost of sales	7,199	6,356	12,806	11,492
Operating expenses	10,882	11,677	23,283	23,597
Net income	$1,533	$1,874	$2,382	$3,713

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

First Tower Finance Company LLC (“First Tower Finance”), which was a significant subsidiary due to income for our fiscal years ending June 30, 2019 and June 30, 2018, is a significant subsidiary due to income for the six months ended December 31, 2019. The following table shows summarized income statement information for First Tower Finance for the periods included in this quarterly report:

	Two Months Ended November 30,	Three Months Ended December 31,	Five Months Ended November 30,	Six Months Ended December 31,
Summary Statement of Operations	2019	2018	2019	2018
Total revenue	$47,046	$72,445	$116,235	$139,062
Total expenses	11,987	22,965	27,924	37,722
Loss before income tax	34,996	52,592	89,544	105,382
Income tax	(38)	(88)	(20)	(38)
Net income (loss)	$101	$(3,024)	$(1,213)	$(4,004)
InterDent, Inc. (“InterDent”) is a significant subsidiary due to income for the six months ended December 31, 2019. The following table shows summarized income statement information for InterDent for the periods included in this quarterly report:

	Three Months Ended December 31,		Six Months Ended December 31,
Summary Statement of Operations	2019	2018	2019	2018
Total revenue	$73,297	$73,393	$146,570	$153,005
Cost of sales	56,076	54,078	107,957	108,675
Operating expenses	20,221	25,683	44,372	52,278
Other expenses (including tax expense)	8,145	5,574	16,492	13,793
Net loss	$(11,145)	$(11,942)	$(22,251)	$(21,739)
MITY, Inc. (“MITY”) is a significant subsidiary due to income for the six months ended December 31, 2019. The following table shows summarized income statement information for MITY for the periods included in this quarterly report:

	Three Months Ended December 31,		Six Months Ended December 31,
Summary Statement of Operations	2019	2018	2019	2018
Total revenue	$31,138	$33,821	$76,116	$64,632
Cost of sales	25,247	29,275	59,697	53,267
Operating expenses	5,761	4,906	12,854	9,999
Other expenses (including tax expense)	4,034	2,896	9,325	6,548
Net loss	$(3,904)	$(3,256)	$(5,760)	$(5,182)

National Property REIT Corp. (“NPRC”), which was a significant subsidiary due to assets and income for our fiscal years ending June 30, 2019 and June 30, 2018, is a significant subsidiary due to assets and income for the six months ended December 31, 2019. The following table shows summarized income statement information for NPRC for the periods included in this quarterly report:

	Three Months Ended December 31,		Six Months Ended December 31,
Summary Statement of Operations	2019	2018	2019	2018
Total revenue	$72,994	$168,614	$289,595	$269,258
Operating expenses	80,633	101,507	184,630	184,577
Operating income	$(7,639)	$67,107	$104,965	$84,681
Depreciation and amortization	(25,203)	(22,901)	(49,046)	(41,099)
Fair value adjustment	(2,088)	(11,641)	(4,957)	(19,720)
Net (loss) income	$(34,930)	$32,565	$50,962	$23,862

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Nationwide Loan Company LLC (“Nationwide”) is a significant subsidiary due to income for the six months ended December 31, 2019. The following table shows summarized income statement information for Nationwide for the periods included in this quarterly report:

	Three Months Ended December 31,		Six Months Ended December 31,
Summary Statement of Operations	2019	2018	2019	2018
Total revenue	$7,864	$8,836	$16,024	$17,872
Total expenses	9,247	9,793	18,259	19,861
Net loss	$(1,383)	$(957)	$(2,235)	$(1,989)

NMMB, Inc. (“NMMB”) is a significant subsidiary due to income for the six months ended December 31, 2019. The following table shows summarized income statement information for NMMB for the periods included in this quarterly report:

	Two Months Ended November 30,	Three Months Ended December 31,	Five Months Ended November 30,	Six Months Ended December 31,
Summary Statement of Operations	2019	2018	2019	2018
Total revenue	$6,253	$11,179	$13,696	$18,760
Cost of sales	3,315	6,642	6,656	11,111
Operating expenses	1,242	2,263	3,146	4,224
Other expenses (including tax expense)	422	852	1,098	1,735
Net income	$1,274	$1,422	$2,796	$1,690

Pacific World Corporation (“Pacific World”), which was a significant subsidiary due to income for our fiscal year ending June 30, 2019, is a significant subsidiary due to income for the six months ended December 31, 2019. The following table shows summarized income statement information for Pacific World for the periods included in this quarterly report:

	Two Months Ended November 30,	Three Months Ended December 31,	Five Months Ended November 30,	Six Months Ended December 31,
Summary Statement of Operations	2019	2018	2019	2018
Net Sales	$13,403	$20,527	$31,108	$44,948
Cost of sales	10,818	18,076	25,412	36,376
Selling, general and administrative expenses	7,304	19,557	17,841	39,812
Interest expense	4,012	6,135	10,121	11,756
Other expense (income), net	(1,012)	774	128	1,547
Income tax expense (benefit)	50	109	130	210
Net loss	$(7,768)	$(24,124)	$(22,524)	$(44,754)
R-V Industries, Inc. (“R-V”) is a significant subsidiary due to income for the six months ended December 31, 2019. The following table shows summarized income statement information for R-V for the periods included in this quarterly report:

	Three Months Ended December 31,		Six Months Ended December 31,
Summary Statement of Operations	2019	2018	2019	2018
Total revenue	$11,926	$12,000	$22,786	$23,061
Cost of sales	9,101	9,097	16,675	17,570
Operating expenses	2,318	2,363	4,555	4,592
Other expenses (including tax expense)	984	686	2,156	1,674
Net loss	$(477)	$(146)	$(600)	$(775)

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

USES Corp. (“USES”) is a significant subsidiary due to income for the six months ended December 31, 2019. The following table shows summarized income statement information for USES for the periods included in this quarterly report:

	One Month Ended October 31,	Three Months Ended December 31,	Four Months Ended October 31,	Six Months Ended December 31,
Summary Statement of Operations	2019	2018	2019	2018
Total revenue	$4,507	$13,940	$15,818	$27,430
Cost of sales	3,448	12,533	13,076	25,830
Operating expenses	1,066	2,911	4,058	6,089
Other expenses (including tax expense)	1,480	9,719	7,413	18,007
Net loss	$(1,487)	$(11,223)	$(8,729)	$(22,496)

Valley Electric Company, Inc. (“Valley Electric”), which was a significant subsidiary due to income for our fiscal year ending June 30, 2019, is a significant subsidiary due to income for the six months ended December 31, 2019. The following table shows summarized income statement information for Valley Electric for the periods included in this quarterly report:

	Three Months Ended December 31,		Six Months Ended December 31,
Summary Statement of Operations	2019	2018	2019	2018
Total revenue	$65,500	$62,191	$134,779	$115,671
Cost of sales	57,315	51,375	116,984	93,262
Operating expenses	2,304	3,956	6,060	7,626
Other expenses (including tax expense)	3,845	2,005	6,035	3,879
Net income	$2,036	$4,855	$5,700	$10,904
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

On September 9, 2019, we amended the 2018 Facility and closed an expanded revolving credit facility (the “2019 Facility” and collectively with the 2014 Facility and the 2018 Facility, the “Revolving Credit Facility”). The lenders had extended commitments of $1,077,500 as of December 31, 2019. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The Revolving Credit Facility Facility matures on September 9, 2024. It includes a revolving period that extends through September 9, 2023, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due, if required by the lenders.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The Revolving Facility also contains certain requirements relating to portfolio performance, including required

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. The Revolving Credit Facility also requires the maintenance of a minimum liquidity requirement. As of December 31, 2019, we were in compliance with the applicable covenants.
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
For the six months ended December 31, 2019 and December 31, 2018, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Average stated interest rate	4.03%	4.50%	4.19%	4.43%
Average outstanding balance	$135,359	$308,424	$111,565	$237,283
As of December 31, 2019 and June 30, 2019, we had $607,513 and $684,212, respectively, available to us for borrowing under the Revolving Credit Facility, of which $92,000 and $167,000 was outstanding as of December 31, 2019 and June 30, 2019, respectively. As of December 31, 2019, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,475,727, which represents 27.3% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,077,500. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $10,904 of new fees and $7,787 were carried over for continuing participants from the previous facilities, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of December 31, 2019, $10,232 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities. During the six months ended December 31, 2019, $398 of fees were expensed relating to credit providers in the 2018 Facility who did not commit to the 2019 Facility.
During the three months ended December 31, 2019 and December 31, 2018, we recorded $5,552 and $6,960, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the six months ended December 31, 2019 and December 31, 2018, we recorded $10,974 and $11,326, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
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
On June 28, 2019, we commenced a tender offer to purchase for cash any and all of the $224,114 then outstanding aggregate principal amount of the 2020 Notes (“June Tender Offer”). On July 27, 2019, $32,948 aggregate principal amount of the 2020 Notes, representing 14.7% of the previously outstanding 2020 Notes, were validly tendered and accepted. On August 12, 2019, we commenced a tender offer to purchase for cash up to $60,000 aggregate principal amount of the 2020 Notes (“August Tender Offer”). On September 10, 2019, $13,597 aggregate principal amount of the 2020 Notes, representing 7.1% of the previously outstanding 2020 Notes, were validly tendered and accepted. The June Tender Offer and August Tender Offer, resulted in our recognizing a loss of $668 during the three month ended September 30, 2019.
On September 24, 2019, we commenced a tender offer to purchase for cash up to $40,000 outstanding aggregate principal amount of the 2020 Notes (“2020 Notes September Tender Offer”). On October 23, 2019, $2,140 aggregate principal amount of the 2020 Notes, representing 1.2% of the previously outstanding 2020 Notes, were validly tendered and accepted. On November 7, 2019, we commenced a tender offer to purchase for cash up to $10,000 aggregate principal amount of the 2020 Notes (“2020 Notes November Tender Offer”). On December 7, 2019, $392 aggregate principal amount of the 2020 Notes, representing 0.2% of the previously outstanding 2020 Notes, were validly tendered and accepted. The 2020 Notes September Tender Offer and 2020 Notes November Tender Offer resulted in our recognizing a loss of $31 during the three months ended December 31, 2019.
On December 23, 2019, we commenced a tender offer to purchase for cash up to $10,000 aggregate principal amount of the 2020 Notes (“2020 Notes December Tender Offer”). The 2020 Notes December Tender Offer expired at 12:00 midnight, New York City

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

time, on January 23, 2020 (one minute after 11:59 p.m., New York City time, on January 22, 2020) (Note 18). As of December 31, 2019, the outstanding aggregate principal amount of the 2020 Notes is $175,037.
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
On October 18, 2019, we repurchased $22,941 aggregate principal amount of the 2022 Notes at a price of 102.8 including commissions. As a result of this transaction, we recorded a loss of $1,072 in the amount of the difference between the reacquisition price and the net carrying amount of the 2022 Notes, net of the proportionate amount of unamortized debt issuance costs. On November 7, 2019, we commenced a tender offer to purchase for cash up to $50,000 aggregate principal amount of the 2022 Notes (“2022 Notes November Tender Offer”). On December 7, 2019, $13,432 aggregate principal amount of the 2022 Notes, representing 4.4% of the previously outstanding 2022 Notes, were validly tendered and accepted. The 2022 Notes November Tender Offer resulted in our recognizing a loss of $599, in the amount of the difference between the reacquisition price and the net carrying amount of the 2022 Notes, net of the proportionate amount of unamortized debt issuance costs.
On December 23, 2019, we commenced a tender offer to purchase for cash up to $25,000 aggregate principal amount of the 2022 Notes (“2022 Notes December Tender Offer”). The 2022 Notes December Tender Offer expired at 12:00 midnight, New York City time, on January 23, 2020 (one minute after 11:59 p.m., New York City time, on January 22, 2020) (Note 18). As of December 31, 2019, the outstanding aggregate principal amount of the 2022 Notes is $292,127.
2025 Notes
On March 1, 2019, we issued $175,000 aggregate principal amount of senior convertible notes that mature on March 1, 2025 (the “2025 Notes”), unless previously converted or repurchased in accordance with their terms. We granted the underwriters a 13-day over-allotment option to purchase up to an additional $26,250 aggregate principal amount of the 2025 Notes. The underwriters fully exercised the over-allotment option on March 11, 20l9 and we issued $26,250 aggregate principal amount of 2025 Notes at settlement on March 13, 2019. The 2025 Notes bear interest at a rate of 6.375% per year, payable semi-annually on March 1 and September 1 each year, beginning September 1, 2019. Total proceeds from the issuance of the 2025 Notes, net of underwriting discounts and offering costs, were $198,674. As of December 31, 2019, the outstanding aggregate principal amount of the 2025 Notes is $201,250.

Certain key terms related to the convertible features for the 2020 Notes, the 2022 Notes, and the 2025 Notes (collectively, the “Convertible Notes”) are listed below:

	2020 Notes	2022 Notes	2025 Notes
Initial conversion rate(1)	80.6647	100.2305	110.7420
Initial conversion price	$12.40	$9.98	$9.03
Conversion rate at December 31, 2019(1)(2)	80.6670	100.2305	110.7420
Conversion price at December 31, 2019(2)(3)	$12.40	$9.98	$9.03
Last conversion price calculation date	4/11/2019	4/11/2019	3/1/2019
Dividend threshold amount (per share)(4)	$0.110525	$0.083330	$0.060000

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)	The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

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
In connection with the issuance of the Convertible Notes, we recorded a discount of $4,025 and debt issuance costs of $21,655 which are being amortized over the terms of the Convertible Notes. As of December 31, 2019, $3,557 of the original issue discount and $7,753 of the debt issuance costs remain to be amortized and are included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended December 31, 2019 and December 31, 2018, we recorded $9,706 and $11,457, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the six months ended December 31, 2019 and December 31, 2018, we recorded $20,361 and $22,892, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
Note 6. Public Notes
2023 Notes
On March 15, 2013, we issued $250,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Original 2023 Notes”). The Original 2023 Notes bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2013. Total proceeds from the issuance of the Original 2023 Notes, net of underwriting discounts and offering costs, were $243,641. On June 20, 2018, we issued an additional $70,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Additional 2023 Notes,” and together with the Original 2023 Notes, the “2023 Notes”). The Additional 2023 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2023 Notes and bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the Additional 2023 Notes, net of underwriting discounts, were $69,403. As of December 31, 2019, the outstanding aggregate principal amount of the 2023 Notes is $320,000.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

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
2024 Notes
On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market (“ATM”) program with FBR Capital Markets & Co. through which we could sell, by means of ATM offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes (“Initial 2024 Notes ATM”). Following the initial 2024 Notes ATM, the aggregate principal amount of the 2024 Notes issued was $199,281 for net proceeds of $193,253, after commissions and offering costs. On July 2, 2018, we entered into a second ATM program with B. Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of the 2024 Notes (“Second 2024 Notes ATM,” and together with the Initial 2024 Notes ATM, the “2024 Notes Follow-on Program”). The 2024 Notes are listed on the New York Stock Exchange (“NYSE”) and trade thereon under the ticker “PBB”. During the year ended June 30, 2019, we issued an additional $35,162 aggregate principal amount under the Second 2024 Notes ATM, for net proceeds of $34,855, after commissions and offering costs. As of December 31, 2019, the outstanding aggregate principal amount of the 2024 Notes is $234,443.
2028 Notes
On June 7, 2018, we issued $55,000 aggregate principal amount of unsecured notes that mature on June 15, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts and offering costs were $53,119. On July 2, 2018, we entered into an ATM program with B. Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2028 Notes (“2028 Notes ATM” or “2028 Notes Follow-on Program”). The 2028 Notes are listed on the NYSE and trade thereon under the ticker “PBY”. During the year ended June 30, 2019, we issued an additional $15,761 aggregate principal amount under the 2028 Notes ATM, for net proceeds of $15,530, after commissions and offering costs. As of December 31, 2019, the outstanding aggregate principal amount of the 2028 Notes is $70,761.
6.375% 2024 Notes
On October 1, 2018, we issued $100,000 aggregate principal amount of unsecured notes that mature on January 15, 2024 (the “6.375% 2024 Notes”). The 6.375% 2024 Notes bear interest at a rate of 6.375% per year, payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2019. Total proceeds from the issuance of the 6.375% 2024 Notes, net of underwriting discounts and offering costs, were $98,985. As of December 31, 2019, the outstanding aggregate principal amount of the 6.375% 2024 Notes is $100,000.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

2029 Notes
On December 5, 2018, we issued $50,000 aggregate principal amount of unsecured notes that mature on June 15, 2029 (the “2029 Notes”). The 2029 Notes bear interest at a rate of 6.875% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning March 15, 2019. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts and offering costs, were $48,057. On February 9, 2019, we entered into an ATM program with B. Riley FBR, Inc., BB&T Capital Markets, and Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2029 Notes (“2029 Notes ATM” or “2029 Notes Follow-on Program”). The 2029 Notes are listed on the NYSE and trade thereon under the ticker “PBC”. During the year ended June 30, 2019, we issued an additional $19,170 aggregate principal amount under the 2029 Notes ATM, for net proceeds of $18,523, after commissions and offering costs. As of December 31, 2019, the outstanding aggregate principal amount of the 2029 Notes is $69,170.

The 2023 Notes, the 2024 Notes, the 2028 Notes, the 6.375% 2024 Notes, and the 2029 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $4,112 and debt issuance costs of $16,226, which are being amortized over the terms of the notes. As of December 31, 2019, $2,287 of the original issue discount and $10,509 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended December 31, 2019 and December 31, 2018, we recorded $12,829 and $11,467, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the six months ended December 31, 2019 and December 31, 2018, we recorded $25,647 and $22,830, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
Note 7. Prospect Capital InterNotes®
On February 16, 2012, we entered into a selling agent agreement (the “Original Selling Agent Agreement”) with Incapital LLC, as purchasing agent for our issuance and sale from time to time of up to $500,000 of Prospect Capital InterNotes®, which was increased to $1,500,000 in May 2014. We sold approximately $1,454,466 in aggregate principal amount of Prospect Capital InterNotes® under the Original Selling Agent Agreement. On May 10, 2019, the Original Selling Agent Agreement was terminated, and we entered into a new selling agent agreement with Incapital LLC (the “May 2019 Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (the “InterNotes® Offering”).
On September 16, 2019, the May 2019 Selling Agent Agreement was terminated, and we entered into a new selling agent agreement with Incapital LLC (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $500,000 of Prospect Capital InterNotes® (the “InterNotes® Offering”). Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the six months ended December 31, 2019, we issued $158,078 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $155,409. These notes were issued with stated interest rates ranging from 3.75% to 5.50% with a weighted average interest rate of 4.35%. These notes mature between July 15, 2024 and January 15, 2030. The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2019:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$67,426	3.75%–5.00%	4.19%	July 15, 2024 – January 15, 2025
7	35,277	4.00%–5.25%	4.27%	July 15, 2026 – January 15, 2027
10	55,375	3.75%–5.50%	4.59%	July 15, 2029 – January 15, 2030
	$158,078

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

During the six months ended December 31, 2018, we issued $69,586 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $68,439. These notes were issued with stated interest rates ranging from 5.00% to 6.25% with a weighted average interest rate of 5.64%. These notes mature between July 15, 2023 and November 15, 2028. The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2018:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$33,295	5.00%-5.75%	5.29%	July 15, 2023 – January 15, 2024
7	14,718	5.50%–6.00%	5.84%	July 15, 2025 – January 15, 2026
8	385	5.75%	5.75%	July 15, 2026
10	21,188	6.00%–6.25%	6.06%	July 15, 2028 – November 15, 2028
	$69,586
During the six months ended December 31, 2019, we redeemed, prior to maturity, $240,188 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 5.07% in order to replace shorter maturity debt with longer-term debt. During the six months ended December 31, 2019, we repaid $3,180 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the six months ended December 31, 2019 was $2,279.

The following table summarizes the Prospect Capital InterNotes® outstanding as of December 31, 2019:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$188,296	3.75% – 5.75%	4.97%	April 15, 2022 – January 15, 2025
7	94,811	4.00% – 6.00%	5.19%	July 15, 2024 – January 15, 2027
8	24,475	4.50% – 5.75%	4.67%	August 15, 2025 – July 15, 2026
10	139,528	3.75% – 6.25%	5.43%	January 15, 2024 – January 15, 2030
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,063	5.25% – 6.00%	5.35%	May 15, 2028 – November 15, 2028
18	18,902	4.13% – 6.25%	5.58%	December 15, 2030 – August 15, 2031
20	3,847	5.75% – 6.00%	5.89%	November 15, 2032 – October 15, 2033
25	31,126	6.25% – 6.50%	6.39%	August 15, 2038 – May 15, 2039
30	101,383	5.50% – 6.75%	6.25%	November 15, 2042 – October 15, 2043
	$622,409

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

During the six months ended December 31, 2018, we redeemed, prior to maturity $99,432 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.86% in order to replace debt with shorter maturity dates. During the six months ended December 31, 2018, we repaid $5,419 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the six months ended December 31, 2018 was $711.
The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2019:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$283,450	4.00% – 5.75%	5.10%	July 15, 2021 - June 15, 2024
5.5	1,399	4.25%	4.25%	July 15, 2020
6.5	34,745	5.10% – 5.25%	5.24%	January 15, 2022 - May 15, 2022
7.0	83,731	4.00% – 6.00%	5.56%	January 15, 2020 - June 15, 2026
8	1,996	5.75%	5.75%	February 15, 2021
8	24,500	4.50% – 5.75%	4.67%	August 15, 2025 - July 15, 2026
10	99,529	5.50% – 7.00%	6.09%	March 15, 2022 - June 15, 2029
12	2,978	6.00%	6.00%	November 15, 2025 - December 15, 2025
15	17,077	5.25% – 6.00%	5.35%	May 15, 2028 - November 15, 2028
18	19,306	4.13% – 6.25%	5.58%	December 15, 2030 - August 15, 2031
20	3,887	5.75% – 6.00%	5.90%	November 15, 2032 - October 15, 2033
25	31,855	6.25% – 6.50%	6.39%	August 15, 2038 - May 15, 2039
30	103,246	5.50% – 6.75%	6.24%	November 15, 2042 - October 15, 2043
	$707,699
In connection with the issuance of Prospect Capital InterNotes®, we incurred $27,696 of fees which are being amortized over the term of the notes, of which $12,457 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of December 31, 2019.
During the three months ended December 31, 2019 and December 31, 2018, we recorded $8,972 and $10,771, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the six months ended December 31, 2019 and December 31, 2018, we recorded $18,975 and $21,516, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 8. Fair Value and Maturity of Debt Outstanding
The following table shows our outstanding debt as of December 31, 2019.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value(1)		Effective Interest Rate
Revolving Credit Facility(2)	$92,000	$10,232	$92,000	(3)	$92,000		1ML+2.20%	(6)

2020 Notes	175,037	583	174,454		175,914	(4)	5.79%	(7)
2022 Notes	292,127	4,975	287,152		300,353	(4)	5.68%	(7)
2025 Notes	201,250	5,752	195,498		214,818	(4)	6.63%	(7)
Convertible Notes	668,414		657,104		691,085

6.375% 2024 Notes	100,000	893	99,107		105,648	(4)	6.64%	(7)
2023 Notes	320,000	2,854	317,146		341,997	(4)	6.09%	(7)
2024 Notes	234,443	4,370	230,073		237,256	(4)	6.76%	(7)
2028 Notes	70,761	2,243	68,518		73,142	(4)	6.77%	(7)
2029 Notes	69,170	2,436	66,734		72,850	(4)	7.38%	(7)
Public Notes	794,374		781,578		830,893

Prospect Capital InterNotes®	622,409	12,457	609,952		677,900	(5)	6.19%	(8)
Total	$2,177,197		$2,140,634		$2,291,878

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of December 31, 2019.

(2)	The maximum draw amount of the Revolving Credit facility as of December 31, 2019 is $1,077,500.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Note 2 for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread based on observable market inputs.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
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

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of December 31, 2019:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$92,000	—	$—	$92,000	$—
Convertible Notes	668,414	175,037	292,127	—	201,250
Public Notes	794,374	—	—	654,443	139,931
Prospect Capital InterNotes®	622,409	—	15,634	194,550	412,225
Total Contractual Obligations	$2,177,197	$175,037	$307,761	$940,993	$753,406

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
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
We did not repurchase any shares of our common stock during the six months ended December 31, 2019 and December 31, 2018. As of December 31, 2019, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
Excluding dividend reinvestments, during the six months ended December 31, 2019 and December 31, 2018, we did not issue any shares of our common stock.
During the six months ended December 31, 2019 and December 31, 2018, we distributed approximately $132,263 and $131,531, respectively, to our stockholders. The following table summarizes our distributions declared and payable for the six months ended December 31, 2018 and December 31, 2019.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/9/2018	7/31/2018	8/23/2018	$0.060	$21,882
5/9/2018	8/31/2018	9/20/2018	0.060	21,898
8/28/2018	9/28/2018	10/18/2018	0.060	21,914
8/28/2018	10/31/2018	11/21/2018	0.060	21,930
11/6/2018	11/30/2018	12/20/2018	0.060	21,945
11/6/2018	1/2/2019	1/24/2019	0.060	21,962
Total declared and payable for the six months ended December 31, 2018				$131,531

5/8/2019	7/31/2019	8/22/2019	$0.060	$22,032
5/8/2019	8/30/2019	9/19/2019	0.060	22,037
8/27/2019	9/30/2019	10/24/2019	0.060	22,042
8/27/2019	10/31/2019	11/20/2019	0.060	22,046
11/6/2019	11/29/2019	12/19/2019	0.060	22,051
11/6/2019	1/2/2020	1/23/2020	0.060	22,055
Total declared and payable for the six months ended December 31, 2019				$132,263
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during six months ended December 31, 2019 and December 31, 2018. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to December 31, 2019:

•	$0.06 per share for January 2020 holders of record on January 31, 2020 with a payment date of February 20, 2020.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

During the six months ended December 31, 2019 and December 31, 2018, we issued 453,219 and 1,646,028 shares of our common stock, respectively, in connection with the dividend reinvestment plan.
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

During the six months ended December 31, 2019, Prospect officers and directors purchased 639,452 shares of our stock, or 0.17% of total outstanding shares as of December 31, 2019, both through the open market transactions and shares issued in connection with our dividend reinvestment plan.
As of December 31, 2019, we have reserved 65,686,577 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5).
Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three and six months ended December 31, 2019 and December 31, 2018.

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Structuring, advisory, and amendment fees	$8,050	$14,339	$16,360	$18,444
Royalty and net revenue interests	9,600	2,107	12,833	3,930
Administrative agent fees	99	177	229	302
Total other income	$17,749	$16,623	$29,422	$22,676
Note 11. Net Increase (Decrease) in Net Assets per Share
The following information sets forth the computation of net increase in net assets resulting from operations per share during the three and six months ended December 31, 2019 and December 31, 2018:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net (decrease) increase in net assets resulting from operations	$(11,203)	$(67,389)	$6,862	$16,406
Weighted average common shares outstanding	367,459,411	365,591,722	367,349,087	365,187,429
Net (decrease) increase in net assets resulting from operations per share	$(0.03)	$(0.18)	$0.02	$0.04
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Tax Year Ended August 31,
	2019	2018	2017
Ordinary income	$263,773	$269,095	$359,215
Capital gain	—	—	—
Return of capital	—	—	—
Total dividends paid to shareholders	$263,773	$269,095	$359,215
We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. shareholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. For the 2019 calendar year, 42.18% of our distributions as of December 31, 2019 qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. shareholders.

For the tax year ending August 31, 2020, the tax character of dividends paid to shareholders through December 31, 2019 is expected to be ordinary income. Because of the difference between our fiscal and tax year ends, the final determination of the tax character of dividends will not be made until we file our tax return for the tax year ending August 31, 2020.

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

	Tax Year Ended August 31,
	2019	2018	2017
Net increase in net assets resulting from operations	$422,090	$389,732	$254,904
Net realized (gains) losses on investments	(5,923)	26,762	100,765
Net unrealized (gains) on investments	(111,838)	(105,599)	(61,939)
Other temporary book-to-tax differences	(66,859)	(42,583)	(32,117)
Permanent differences	78	31	(772)
Taxable income before deductions for distributions	$237,548	$268,343	$260,841
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
As of December 31, 2019, the cost basis of investments for tax purposes was $5,688,388 resulting in an estimated net unrealized loss of $419,843. As of December 31, 2019, the gross unrealized gains and losses were $652,130 and $1,071,973, respectively. As of June 30, 2019, the cost basis of investments for tax purposes was $5,905,269 resulting in an estimated net unrealized loss of $251,716. As of June 30, 2019, the gross unrealized gains and losses were $595,002 and $846,718, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of December 31, 2019 and June 30, 2019 was calculated based on the book cost of investments as of December 31, 2019 and June 30, 2019, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2019 and 2018, respectively.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

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
The total gross base management fee incurred to the favor of the Investment Adviser was $27,543 and $33,187 during the three months ended December 31, 2019 and December 31, 2018, respectively. The total gross base management fee for three months ended December 31, 2018 included a $2,757 adjustment for fees earned in prior periods that were neither expensed nor paid to the Investment Adviser, for which we incurred $64 in accrued interest on those past due amounts. The interest on the amount owed to the Investment Adviser was calculated using the average of 1-month LIBOR rates from September 2010 through the date of payment. The total gross base management fee incurred to the favor of the Investment Advisor was $56,006 and $63,282 during the six months ended December 31, 2019 and December 31, 2018, respectively. The Investment Adviser has entered into a servicing agreement with certain institutions that purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. We receive payments from these institutions on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments as a reduction of the base management fee payable by us to the Investment Adviser. We received payments of $138 from these institutions for the six months ended December 31, 2018, resulting in a net base management fee of $63,144 for the prior year to date period. There was no such adjustment in the six months ended December 31, 2019.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

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
The total income incentive fee incurred was $16,971 and $20,203 during the three months ended December 31, 2019 and December 31, 2018, respectively. The fees incurred for the six months ended December 31, 2019 and December 31, 2018 were $34,736 and $41,493, respectively. No capital gains incentive fee was incurred during the three or six months ended December 31, 2019 and December 31, 2018.
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
The allocation of net overhead expense from Prospect Administration was $6,011 and $5,642 for the three months ended December 31, 2019 and December 31, 2018, respectively.
The allocation of net overhead expense from Prospect Administration was $9,505 and $9,007 for the six months ended December 31, 2019 and December 31, 2018, respectively. Prospect Administration received estimated payments of $584 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal services during the six months ended December 31, 2019. No such payments were received during the six months ended December 31, 2018. We were given a credit for these

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.
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
During the three months ended December 31, 2019 and December 31, 2018, we received payments of $600 and $2,994, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the six months ended December 31, 2019 and December 31, 2018, we received payments of $1,300 and $4,947, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration.
Co-Investments
On January 13, 2020, we received an exemptive order from the SEC (the “Order”), which superseded a prior co-investment exemptive order granted on February 10, 2014, that gave us the ability to negotiate terms other than price and quantity of co-investment transactions with other funds managed or owned by the Investment Adviser or certain affiliates, including Priority Income Fund, Inc. and TP Flexible Income Fund, Inc.,where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions included therein.
Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. In certain situations where a co-investment with one or more funds managed or owned by the Investment Adviser or its affiliates is not covered by the Order, such as when there is an opportunity to invest in different securities of the same issuer, the personnel of the Investment Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. Moreover, except in certain circumstances, when relying on the Order, we will be unable to invest in any issuer in which one or more funds managed or owned by the Investment Adviser or its affiliates has previously invested.
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the three months ended December 31, 2019 and December 31, 2018, we recognized expenses that were reimbursed for valuation services of $39 and $51, respectively. During the six months ended December 31, 2019 and December 31, 2018, we recognized expenses that were reimbursed for valuation services of $87 and $103, respectively. Conversely, Priority Income Fund, Inc. and TP Flexible Income Fund, Inc. reimburse us for software fees, expenses which were initially incurred by Prospect. As of December 31, 2019

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

and June 30, 2019, we accrued a receivable from Priority Income Fund, Inc. and TP Flexible Income Fund, Inc. for software fees of $37 and $32, respectively, which will be reimbursed to us.
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
Arctic Energy Services, LLC
Prospect owned 100% of the equity of Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”), a Consolidated Holding Company. Arctic Equipment owns 70% of the equity of Arctic Energy Services, LLC (“Arctic Energy”), with Ailport Holdings, LLC (“Ailport”) (100% owned and controlled by Arctic Energy management) owning the remaining 30% of the equity of Arctic Energy. Arctic Energy provides oilfield service personnel, well testing flowback equipment, frac support systems and other services to exploration and development companies in the Rocky Mountains. As of June 30, 2017, we reported Arctic Energy as a separate controlled company. On April 6, 2018, Arctic Equipment merged with CP Energy Services, Inc. (“CP Energy”) and our equity interest was exchanged for newly issued common shares of CP Energy. Refer to discussion on CP Energy ownership below.
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

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Interest Income	$—	$909	$—	$1,823
Other Income
Advisory Fee	—	—	—	1,301
Total Other Income	$—	$—	$—	$1,301
Managerial Assistance (1)	$—	$69	$—	$129
Reimbursement of Legal, Tax, etc.(2)	—	—	54	—
(1) No income recognized by Prospect. MA payments were paid from CCPI to Prospect and subsequently remitted to PA.
(2) Paid from CCPI to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to CCPI (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Repayment of loan receivable	$—	$114	$—	$337
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

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
On April 6, 2018, Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”), a previously controlled portfolio company, merged with and into CP Energy, with CP Energy continuing as the surviving corporation. On the date of the merger, our common equity investment cost in the amount of $60,876 in Arctic Equipment was exchanged for newly issued common shares of CP Energy. As a result of this merger between these controlled portfolio companies, our equity ownership percentage in CP Energy increased to 99.8%. There were no realized gain or loss recognized by us since this was a merger amongst two portfolio companies under our control.
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
In December 2019, Wolf Energy Holdings, Inc. (“Wolf Energy Holdings”), our Consolidated Holding Company that previously owned 100% of Appalachian Energy LLC (“AEH”); Wolf Energy Services Company, LLC (Wolf Energy Services”); and Wolf Energy, LLC (collectively our previously controlled membership interest and net profit interest investments in “Wolf Energy”), merged with and into CP Energy, with CP Energy continuing as the surviving entity. CP Energy acquired 100% of our equity investment in Wolf Energy, which is reflected in our valuation of the CP Energy common stock as of December 31, 2019.

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Interest Income
Interest Income from CP Energy	$1,174	$1,200	$2,367	$2,395
Interest Income from Spartan	1,252	—	2,503	—
Total Interest Income	$2,426	$1,200	$4,870	$2,395
Managerial Assistance (1)	$—	$300	$150	$300
(1) No income recognized by Prospect. MA payments were paid from CP Energy to Prospect and subsequently remitted to PA.

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Additions	$5,039	$—	$5,039	$—
Interest Income Capitalized as PIK	921	—	2,119	—

	As of
	December 31, 2019	June 30, 2019
Interest Receivable (2)	$1,201	$1,624
Other Receivables - Due to PA (3)	—	150
Other Receivables (4)	14	35
(2) Interest income recognized but not yet paid.
(3) Managerial assistance recognized but not yet paid by CP Energy and is included by Prospect within Other Receivable and Due to PA.
(4) Represents amounts due from CP Energy and Spartan to Prospect for reimbursement of expenses paid by Prospect on behalf of CP Energy and Spartan.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Credit Central Loan Company, LLC
Prospect owns 100% of the equity of Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a Consolidated Holding Company. Credit Central Delaware owns 98.63% of the equity of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC) (“Credit Central”), with entities owned by Credit Central management owning the remaining equity. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC. Credit Central is a branch-based provider of installment loans.

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Interest Income	$2,986	$2,733	$5,967	$6,232
Other Income
Structuring Fee	$—	$—	$112	$—
Total Other Income	$—	$—	$112	$—
Managerial Assistance (1)	$—	$175	$—	$350
Reimbursement of Legal, Tax, etc.(2)	—	—	7	—
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

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Additions (3)	$—	$—	$5,600	$—
Accreted Original Issue Discount	80	60	153	908
Interest Income Capitalized as PIK	—	1,775	963	1,775
(3) During the three months ended September 30, 2019, Prospect provided $5,600 of equity financing to support growth in Credit Central’s loan portfolio.

	As of
	December 31, 2019	June 30, 2019
Interest Receivable (4)	$32	$963
Other Receivables - Due to PA (5)	—	175
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

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Interest Income	$2,053	$1,725	$4,074	$3,383
Managerial Assistance (1)	—	125	—	125
Reimbursement of Legal, Tax, etc.(2)	—	735	—	735
(1) No income recognized by Prospect. MA payments were paid from Echelon to Prospect and subsequently remitted to PA.
(2) Paid from Echelon to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to Echelon (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Additions (3)	$—	$—	$500	$—
Interest Income Capitalized as PIK	—	—	3,774	2,125
(3) During the six months ended December 31, 2019, Prospect made a follow-on $500 first lien senior secured debt.

	As of
	December 31, 2019	June 30, 2019
Interest Receivable (4)	$3,437	$3,162
Other Receivables - Due to PA (5)	—	63
Other Receivables (6)	5	3
(4) Interest income recognized but not yet paid.
(5) Managerial assistance recognized but not yet paid by Echelon and is included by Prospect within Other Receivable and Due to PA.
(6) Represents amounts due from Echelon to Prospect for reimbursement of expenses paid by Prospect on behalf of Echelon.
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

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Interest Income	$14,570	$13,917	$29,207	$27,879
Managerial Assistance (1)	600	1,200	1,200	1,200
Reimbursement of Legal, Tax, etc. (2)	—	—	1	—
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Interest Income Capitalized as PIK	$183	$324	$2,849	$1,582
Repayment of loan receivable	239	324	2,273	2,478

	As of
	December 31, 2019	June 30, 2019
Interest Receivable (3)	$77	$4,897
Other Receivables (4)	3	7
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

	As of
	December 31, 2019	June 30, 2019
Other Receivables (1)	$—	$1,125
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

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Interest Income	$4,757	$5,809	$9,416	$12,630

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Additions (1)	$—	$—	$—	$19,000
Interest Income Capitalized as PIK	3,045	4,307	6,077	8,457
(1) During the six months ended December 31, 2018, Prospect purchased $14,000 of first lien Senior Secured Term Loan A/B from a third-party. In addition, Prospect purchased $5,000 of first lien Senior Secured Term Loan D and transferred $31,558 from Senior Secured Term Loan B to Senior Secured Term Loan C.

	As of
	December 31, 2019	June 30, 2019
Interest Receivable (2)	$53	$209
Other Receivables (3)	1	6
(2) Interest income recognized but not yet paid.
(3) Represents amounts due from InterDent to Prospect for reimbursement of expenses paid by Prospect on behalf of InterDent.

Kickapoo Ranch Pet Resort
Prospect owns 100% of the Membership Interest of Kickapoo Ranch Pet Resort (“Kickapoo”). Kickapoo is a luxury pet boarding facility.
During the six months ended December 31, 2019, we provided $2,378 of equity financing to Kickapoo.
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

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Interest Income
Interest Income from MITY-Lite	$2,103	$1,952	$4,169	$3,876
Interest Income from Broda Canada	146	143	289	287
Total Interest Income	$2,249	$2,095	$4,458	$4,163
Other Income
Advisory Fee	$293	$—	$293	$201
Managerial Assistance (1)	—	75	—	150
(1) No income recognized by Prospect. MA payments were paid from MITY to Prospect and subsequently remitted to PA.

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Interest Income Capitalized as PIK	$788	$845	$1,801	$1,056
Repayment of loan receivable	146	—	289	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	As of
	December 31, 2019	June 30, 2019
Interest Receivable (3)	$25	$252
Other Receivables - Due to PA (4)	—	75
Other Receivables (5)	1	1
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

On October 19, 2018, Prospect purchased additional common equity of NPRC through NPH for $1,376. NPRC applied the proceeds to purchase $1,376 of additional ownership interest in multiple JV entities that own 9 multi-family properties and retained $1 as working capital. The minority interest holder also contributed $35 of additional capital in the JV entities. The proceeds were utilized by the JV entities to fund $1,411 of capital expenditures.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
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

During the six months ended December 31, 2019, we received partial repayments of $93,000 of our loans previously outstanding with NPRC, and provided $12,857 of equity financing and $51,428 of debt financing to NPRC to fund purchases of rated secured structured notes, expenses and structuring fees.
Effective October 31, 2019, we amended the terms of our credit agreement to increase our investment in NPRC and its wholly-owned subsidiaries through a new Senior Secured Term Loan C (“TLC”). During the three months ended December 31, 2019, we provided $51,428 and $12,857 in TLC and equity financing, respectively. NPRC used the proceeds to fund purchases of rated secured structured notes.

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Interest Income	$16,877	$19,954	$33,469	$40,352
Dividend Income (1)	—	9,000	—	20,000
Other Income
Structuring Fee	$2,744	$13,141	$3,190	$13,765
Advisory Fee	—	—	7,595	—
Royalty/Net Interest	9,266	1,935	12,496	3,598
Total Other Income	$12,010	$15,076	$23,281	$17,363
Managerial Assistance (2)	$—	$525	$—	$1,050
Reimbursement of Legal, Tax, etc.(3)	101	93	447	225
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

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Additions (4)	$64,285	$1,376	$64,285	$11,582
Repayment of loan receivable	32,317	12,960	93,000	21,180
(4) During the six months ended December 31, 2018, we provided $10,206 of equity financing to NPRC for the acquisition of real estate properties and $1,376 of equity financing to NPRC to fund capital expenditures for existing real estate properties.

	As of
	December 31, 2019	June 30, 2019
Interest Receivable (5)	$1,433	$4,565
Other Receivables - Due to PA (6)	—	2,100
Other Receivables (7)	12	32
(5) Interest income recognized but not yet paid.
(6) Managerial assistance recognized but not yet paid by NPRC and is included by Prospect within Other Receivable and Due to PA.
(7) Represents amounts due from NPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of NPRC.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Nationwide Loan Company LLC
Prospect owns 100% of the membership interests of Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a Consolidated Holding Company. Nationwide Holdings owns 94.48% of the equity of Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC) (“Nationwide”), with members of Nationwide management owning the remaining equity.
On October 31, 2017, Prospect made an additional equity investment totaling $3,779, and Prospect’s ownership in Nationwide did not change.

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Interest Income	$976	$897	$1,930	$1,787
Dividend Income (1)	—	—	—	165
Managerial Assistance (2)	—	100	100	200
(1) All dividends were paid from earnings and profits of Nationwide.
(2) No income recognized by Prospect. MA payments were paid from Nationwide to Prospect and subsequently remitted to PA.

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Interest Income Capitalized as PIK	$487	$444	$804	$444

	As of
	December 31, 2019	June 30, 2019
Interest Receivable (3)	$11	$—
Other Receivables - Due to PA (4)	—	100
Other Receivables (5)	3	4
(3) Interest income recognized but not yet paid.
(4) Managerial assistance recognized but not yet paid by Nationwide and is included by Prospect within Other Receivable and Due to PA.
(5) Represents amounts due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide.
NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 92.42% and 94.10% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of December 31, 2019 and June 30, 2019, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business. On December 30, 2019, NMMB executed a dividend recapitalization whereby Prospect invested $15,100 of a first lien term loan to repay NMMB’s existing term loan, provide a shareholder distribution, and pay fees and expenses. As part of the recapitalization, Prospect converted its Series A and Series B preferred securities into 92.42% common equity and received a dividend distribution of $2,797.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Interest Income
Interest Income from Armed Forces	$—	$140	$—	$316
Interest Income from NMMB	47	133	138	267
Total Interest Income	$47	$273	$138	$583
Dividend Income (1)	$2,797	$—	$2,797	$—
Other Income
Structuring Fee	$453	$—	$453	$—
Total Other Income	$453	$—	$453	$—
Managerial Assistance (1)	$—	$100	$—	$200
(1) No income recognized by Prospect. MA payments were paid from NMMB to Prospect and subsequently remitted to PA.

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Repayment of loan receivable
Repayment from Armed Forces	$—	$—	$—	$1,000
Repayment from NMMB	1,614	—	3,114	—
Total Repayment of loan receivable	$1,614	$—	$3,114	$1,000

	As of
	December 31, 2019	June 30, 2019
Interest Receivable (2)	$9	$4
Other Receivables - Due to PA (3)	—	100
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
On June 15, 2018, we made a $15,000 convertible preferred equity investment in Pacific World.
During the year ended June 30, 2019, we funded $9,000 in revolver draws and received $9,250 in repayments from Pacific World.

During the year ended June 30, 2019, we made an additional $10,000 convertible preferred equity investment in Pacific World.

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Interest Income	$(536)	$922	$527	$3,253

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Additions (1)	$7,100	$5,000	$9,456	$5,000
Repayment of loan receivable	—	5,000	—	5,250
(1) During the six months ended December 31, 2019, Prospect provided $9,100 of equity financing to Pacific World to fund working capital needs.

	As of
	December 31, 2019	June 30, 2019
Interest Receivable (2)	$—	$—
Other Receivables (3)	62	46
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

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Interest Income	$786	$826	$1,590	$1,628
Managerial Assistance (1)	—	45	—	90
Reimbursement of Legal, Tax, etc.(2)	—	—	12	—
(1) No income recognized by Prospect. MA payments were paid from R-V to Prospect and subsequently remitted to PA.
(2) Paid from R-V to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to R-V (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	As of
	December 31, 2019	June 30, 2019
Interest Receivable (3)	$9	$9
Other Receivables - Due to PA (4)	—	46
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
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

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Interest Income	$633	$654	$1,266	$654
Other Income
Structuring Fee	$100	N/A	$100	N/A
Total Other Income	$—	N/A	$—	N/A
Managerial Assistance (2)	3	N/A	3	N/A

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Additions (1)	$1,000	$—	$1,000	$—
Repayment of loan receivable	164	162	327	162
(1) During the six months ended December 31, 2019, Prospect provided $1,000 of Delayed Draw Term Loan financing to UTP.

	As of
	December 31, 2019	June 30, 2019
Interest Receivable (4)	$6	$—
Other Receivables - Due to PA (2)	—	3
Other Receivables (3)	1	1
(2) Managerial assistance recognized but not yet paid by UTP and is included by Prospect within Other Receivable and Due to PA.
(3) Represents amounts due from UTP to Prospect for reimbursement of expenses paid by Prospect on behalf of UTP.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

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

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Additions (1)	$—	$3,500	$1,500	$3,500
Repayment of loan receivable (2)	5,950	—	5,950	—
(1) During the six months ended December 31, 2019, Prospect provided $1,500 of equity financing to USES to fund capital expenditures and repayment of accounts payable.
(2) During the six months ended December 31, 2019, Prospect received $5,950 of Senior Secured Term Loan A repayment.

	As of
	December 31, 2019	June 30, 2019
Other Receivables - Due to PA (3)	$—	$925
(3) Represents amounts due from USES to Prospect for reimbursement of expenses paid by Prospect on behalf of USES.

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
During the six months ended December 31, 2018, Prospect provided $5,100 of additional debt financing to Valley Electric. In addition, distributions of $3,329 that were declared and paid from Valley to Prospect were recognized as a return of capital by Prospect.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Interest Income
Interest Income from Valley	$280	$274	$560	$560
Interest Income from Valley Electric	1,498	1,487	2,996	2,806
Total Interest Income	$1,778	$1,761	$3,556	$3,366
Dividend Income (1)	$471	$4,000	$4,271	$7,500
Other Income
Structuring Fee	$—	$—	$—	$153
Royalty/Net Interest	333	169	333	319
Total Other Income	$333	$169	$—	$472
Managerial Assistance (2)	$—	$150	$—	$225
Reimbursement of Legal, Tax, etc. (3)	29	—	29	—
(1) All dividends were paid from earnings and profits.
(2) No income recognized by Prospect. MA payments were paid from Valley Electric to Prospect and subsequently remitted to PA.
(3) Paid from Valley to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to Valley (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Additions	$—	$—	$—	$5,100

	As of
	December 31, 2019	June 30, 2019
Interest Receivable (4)	$19	$17
Other Receivables (5)	10	9
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

In December 2019, Wolf Energy Holdings, Inc. (“Wolf Energy Holdings”), our Consolidated Holding Company that previously owned 100% of Appalachian Energy LLC (“AEH”); Wolf Energy Services Company, LLC (Wolf Energy Services”); and Wolf

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Energy, LLC (collectively our previously controlled membership interest and net profit interest investments in “Wolf Energy”), merged with and into CP Energy, with CP Energy continuing as the surviving entity. CP Energy acquired 100% of our equity in Wolf Energy, which is reflected in our valuation of CP Energy common stock as of December 31, 2019. During the six months ended December 31, 2019, the cost basis in Wolf Energy Holdings of $3,914 was transferred to CP Energy.

During the six months ended December 31, 2019, cash distributions of $18 that were declared and paid from Wolf to Prospect were recognized as a return of capital by Prospect.

	As of
	December 31, 2019	June 30, 2019
Other Receivables - Due to PA (1)	$—	$41
Other Receivables (2)	—	15
(1) Managerial assistance recognized but not yet paid by Wolf and is included by Prospect within Other Receivable and Due to PA.
(2) Represents amounts due from Wolf to Prospect for reimbursement of expenses paid by Prospect on behalf of Wolf.
Note 15. Litigation
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of December 31, 2019.
Note 16. Financial Highlights
The following is a schedule of financial highlights for the three and six months ended December 31, 2019 and December 31, 2018:

	Three Months Ended December 31,			Six Months Ended December 31,
	2019	2018		2019	2018
Per Share Data
Net asset value at beginning of period	$8.87	$9.39		$9.01	$9.35
Net investment income(1)	0.18	0.22		0.37	0.45
Net realized and change in unrealized losses(1)	(0.21)	(0.40)	(4)	(0.35)	(0.41)
Net increase from operations	(0.03)	(0.18)		0.02	0.04
Distributions of net investment income	(0.18)	(0.18)		(0.36)	(0.36)
Common stock transactions(2)	—	(0.01)		(0.01)	(0.01)
Net asset value at end of period	$8.66	$9.02		$8.66	$9.02

Per share market value at end of period	$6.44	$6.31		$6.44	$6.31
Total return based on market value(3)	0.43%	(11.54%)		4.13%	(0.90%)
Total return based on net asset value(3)	0.33%	(1.29%)		1.48%	1.67%
Shares of common stock outstanding at end of period	367,584,244	366,055,966		367,584,244	366,055,966
Weighted average shares of common stock outstanding	367,459,411	365,591,722		367,349,087	365,187,429

Ratios/Supplemental Data
Net assets at end of period	$3,183,865	$3,303,175		$3,183,865	$3,303,175
Portfolio turnover rate	6.09%	2.78%		7.72%	3.77%
Annualized ratio of operating expenses to average net assets	11.67%	12.72%		11.38%	11.97%
Annualized ratio of net investment income to average net assets	8.43%	9.60%		8.55%	9.82%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ending June 30, 2020:

	Investment Income		Net Investment Income		Net Realized and Unrealized (Losses) Gains			Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)		Total	Per Share (1)
September 30, 2017	$158,579	$0.44	$63,732	$0.18	$(51,759)	$(0.15)		$11,973	$0.03
December 31, 2017	162,400	0.45	73,192	0.20	48,535	0.14		121,727	0.34
March 31, 2018	162,835	0.45	70,446	0.19	(18,587)	(0.04)		51,859	0.14
June 30, 2018	174,031	0.48	79,480	0.22	34,823	0.09		114,304	0.31

September 30, 2018	$180,422	$0.49	$85,159	$0.23	$(1,364)	$—	(2)	$83,795	$0.23
December 31, 2018	187,883	0.51	80,811	0.22	(148,200)	(0.40)		(67,389)	(0.18)
March 31, 2019	171,109	0.47	77,262	0.21	11,933	0.03		89,195	0.24
June 30, 2019	164,353	0.45	69,627	0.19	(30,741)	(0.08)		38,886	0.11

September 30, 2019	$161,883	$0.44	$71,060	$0.19	$(52,995)	$(0.14)		$18,065	$0.05
December 31, 2019	161,917	0.44	67,885	0.18	(79,088)	(0.21)		(11,203)	(0.03)

(1)
Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

(2)	Amount is less than $0.01.
Note 18. Subsequent Events
During the period from January 1, 2020 through February 6, 2020 we issued $41,406 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $40,748.
During the period of January 1, 2020 through February 6, 2020, we provided notice to call or settled previous notices to call certain of our Prospect Capital InterNotes® at par with the following terms:

Notice Date	Settlement Date	Maturity Date Range	Interest Rate Range	Principal
12/11/2019	1/15/2020	July 15, 2022	4.500% - 4.750%	$3,918
On January 10, 2020, we made a new $20,000 First Lien Term Loan investment in EDSCO Holding Company LLC, a manufacturer of foundation anchoring systems for large infrastructure installations such as power transmission poles and electrical substation structures.
On January 22, 2020, PeopleConnect Intermediate, LLC (“PeopleConnect”) fully repaid the $17,328 Senior Secured Term Loan A and the $19,413 Senior Secured Term Loan B receivable to us at par. Concurrent with the repayment, our $1,000 unfunded revolving line of credit to PeopleConnect was terminated.
On January 22, 2020, we provided $246,000 of Senior Secured investments to PeopleConnect Holdings, Inc. and PubRec Holdings, Inc., online information commerce companies. Included in this investment is a $10,000 Revolving Line of Credit and a $5,000 Delayed Draw term loan, which were unfunded at close. On January 28, 2020, we sold $24,994 of our Senior Secured Term Loan investment and $1,082 of our Revolving Line of Credit commitment, or 10.6% of our initial investment, at a price of 98.0. As a result of the sale, we recorded a realized loss of $522 for the three months ended March 31, 2020.
On January 23, 2020, we provided $18,252 and $4,563 of Senior Secured Term Loan C and equity financing, respectively, to National Property REIT Corp. (“NPRC”) and its wholly-owned subsidiaries to support investments in rated secured structured notes. On January 31, 2020, we received partial repayments of $7,500 of our Senior Secured Term Loan B outstanding with NPRC and its wholly-owned subsidiaries.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The 2020 Notes December Tender Offer and the 2022 Notes December Tender Offer (collectively the “December Tender Offers”) expired at 12:00 midnight, New York City time, on January 23, 2020 (one minute after 11:59 p.m., New York City time, on January 22, 2020). As of the expiration date of the December Tender Offers, (i) $2,215 aggregate principal amount of the 2020 Notes, representing approximately 1.27% of the outstanding 2020 Notes, and (ii) $1,302 aggregate principal amount of the 2022 Notes, representing approximately 0.45% of the outstanding 2022 Notes, were validly tendered and accepted. Following the settlement of the December Tender Offers, (i) approximately $172,822 aggregate principal amount of the 2020 Notes remains outstanding, and (ii) approximately $290,825 aggregate principal amount of the 2022 Notes remains outstanding.
On January 24, 2020, we made a $30,000 first lien term loan investment in LGC US Finco, LLC, a manufacturer of industrial gaskets and fasteners.
On February 10, 2020, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.06 per share for February 2020 to holders of record on February 28, 2020 with a payment date of March 19, 2020.

•	$0.06 per share for March 2020 to holders of record on March 31, 2020 with a payment date of April 23, 2020.

•	$0.06 per share for April 2020 to holders of record on April 30, 2020 with a payment date of May 21, 2020.

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
We consolidate certain of our wholly owned and substantially wholly owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements and are collectively referred to as the “Consolidated Holding Companies”: CP Holdings of Delaware LLC (“CP Holdings”); Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”); Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC (“First Tower Delaware”); MITY Holdings of Delaware Inc. (“MITY Delaware”); Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc. (“NMMB Holdings”); NPH Property Holdings, LLC (“NPH”); STI Holding, Inc.; UTP Holdings Group Inc. ( “UTP Holdings”; Valley Electric Holdings I, Inc. (“Valley Holdings I”); and Valley Electric Holdings II, Inc. (“Valley Holdings II”).
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

We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third-party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of December 31, 2019, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $2,397,025 and $2,412,260, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. We consolidate all wholly owned and substantially wholly owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
Second Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended December 31, 2019, we acquired $193,222 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $122,193, funded $4,544 of revolver advances, and recorded paid in kind (“PIK”) interest of $6,677, resulting in gross investment originations of $326,636. During the three months ended December 31, 2019, we received full repayments totaling $345,332, received $2,000 of revolver paydowns, and received several partial prepayments, scheduled principal amortization payments, and return of capital distributions, resulting in net repayments of $431,514.

Debt Issuances and Redemptions
During the three months ended December 31, 2019, we repaid $1,701 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. In order to replace short maturity debt with longer-term debt, we redeemed prior to maturity $96,208 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.78%. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended December 31, 2019 was $1,086.
During the three months ended December 31, 2019, we issued $62,943 aggregate principal amount of Prospect Capital InterNotes® with a stated and weighted average interest rate of 4.09%, to extend our borrowing base. The newly issued notes mature between October 15, 2024 and January 15, 2030 and generated net proceeds of $61,950.
On October 18, 2019, we repurchased $22,941 of the 4.950% convertible notes that mature on July 15, 2022 (“2022 Notes”) at a price of 102.80, including commissions. As a result of this transaction, we recorded a net loss of $1,072 during the three months ended December 31, 2019, in the amount of the difference of the reacquisition price and the net carrying amounts of the 2022 Notes, net of the proportionate amount of unamortized debt issuance costs.
On September 24, 2019, we commenced a tender offer to purchase for cash up to $40,000 aggregate principal amount of the 2020 Notes (“2020 Notes September Tender Offer”), of which $177,569 was then outstanding. The 2020 Notes September Tender Offer expired at 12:00 midnight on October 23, 2019 (one minute after 11:59 p.m. New York City time, on October 22, 2019). On October 23, 2019, we announced the expiration and results of the 2020 Notes September Tender Offer. On October 25, 2019, $2,140 aggregate principal amount of such notes, representing approximately 1.21% of the outstanding 2020 Notes, were validly tendered and accepted. The 2020 Notes September Tender Offer resulted in our recognizing a loss of $27.
On November 7, 2019, we commenced a tender offer to purchase for cash (i) up to $10,000 aggregate principal amount of our 4.75% Senior Convertible Notes due 2020 (the “2020 Notes November Tender Offer”), of which $175,429 aggregate principal amount of the 2020 Notes were then outstanding, and (ii) up to $50,000 aggregate principal amount of our 4.95% Senior Convertible Notes due 2022 (the “2022 Notes November Tender Offer”, and together with the 2020 Notes November Tender Offer, the “November Tender Offers”), of which $305,559 aggregate principal amount of the 2022 Notes were then outstanding. On December 7, 2019, we announced the expiration and results of the November Tender Offers. On December 11, 2019, $392 aggregate principal amount of the 2020 Notes, representing approximately 0.22% of the outstanding 2020 Notes, and $13,432 aggregate principal amount of the 2022 Notes, representing approximately 4.40% of the outstanding 2022 Notes, were validly tendered and accepted. The November Tender Offers resulted in our recognizing a loss of $4 and $599 for the 2020 Notes and the 2022 Notes, respectively. The November Tender Offers each expired at 12:00 midnight, New York City time, on December 7, 2019 (one minute after 11:59 p.m. New York City time, on December 6, 2019).

On December 23, 2019, we commenced two separate tender offers to purchase for cash (i) up to $10,000 aggregate principal amount of the 2020 Notes (the “2020 Notes December Tender Offer”) and (ii) up to $25,000 aggregate principal amount of the 2022 Notes (the “2022 Notes December Tender Offer”, and together with the 2020 Notes December Tender Offer, the “December Tender Offers”). The December Tender Offers will each expire at 12:00 midnight, New York City time, on January 23, 2020 (one minute after 11:59 p.m. New York City time, on January 22, 2020).

Equity Issuances
On October 24, 2019, November 20, 2019, and December19, 2019 we issued 63,076, 82,501, and 74,795 shares of our common stock in connection with the dividend reinvestment plan, respectively.
Investment Holdings
At December 31, 2019, we have $5,268,545, or 165.5%, of our net assets invested in 120 long-term portfolio investments and CLOs.
Our annualized current yield was 12.8% and 13.1% as of December 31, 2019 and June 30, 2019, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 10.3% and 10.6% as of December 31, 2019 and June 30, 2019, respectively, across all investments. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
We are a non-diversified company within the meaning of the 1940 Act. As required by the 1940 Act, we classify our investments by level of control. As defined in the 1940 Act, “Control Investments” are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses or has the right to acquire within 60 days or less, a beneficial ownership of 25% or more of the voting securities of an investee company. Under the 1940 Act, “Affiliate Investments” are defined by a lesser degree of influence and are deemed to exist through the possession outright or via the right to acquire within 60 days or less, beneficial ownership of 5% or more of the outstanding voting securities of another person. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. As of December 31, 2019, we own controlling interests in the following portfolio companies: CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”); Kickapoo Ranch Pet Resort (“Kickapoo”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); R-V Industries, Inc. (“R-V”); Universal Turbine Parts, LLC (“UTP”); USES Corp. (“USES”); and Valley Electric Company, Inc. (“Valley Electric”). In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $34,399 in senior secured term loans (the “Spartan Term Loans”) due to us as of June 30, 2019. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as control investments beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans.
As of December 31, 2019, we also own affiliated interests in Edmentum Ultimate Holdings, LLC (“Edmentum”), Nixon, Inc. (“Nixon”), Targus Cayman HoldCo Limited (“Targus”), and United Sporting Companies, Inc. (“USC”).
The following shows the composition of our investment portfolio by level of control as of December 31, 2019 and June 30, 2019:

	December 31, 2019				June 30, 2019
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$2,397,025	42.2%	$2,412,260	45.8%	$2,385,806	40.2%	$2,475,924	43.8%
Affiliate Investments	158,295	2.8%	87,623	1.7%	177,616	3.0%	76,682	1.4%
Non-Control/Non-Affiliate Investments	3,118,324	55.0%	2,768,662	52.5%	3,368,880	56.8%	3,100,947	54.8%
Total Investments	$5,673,644	100.0%	$5,268,545	100.0%	$5,932,302	100.0%	$5,653,553	100.0%

The following shows the composition of our investment portfolio by type of investment as of December 31, 2019 and June 30, 2019:

	December 31, 2019				June 30, 2019
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Revolving Line of Credit	$35,156	0.6%	$35,156	0.7%	$33,928	0.6%	$34,239	0.6%
Senior Secured Debt	2,466,567	43.5%	2,147,402	40.8%	2,687,709	45.3%	2,449,357	43.3%
Subordinated Secured Debt	1,427,227	25.2%	1,301,043	24.7%	1,439,440	24.3%	1,329,799	23.5%
Subordinated Unsecured Debt	40,478	0.6%	48,886	0.9%	38,933	0.7%	33,058	0.6%
Rated Secured Structured Notes	—	—%	—	—%	44,774	0.8%	46,851	0.8%
Subordinated Structured Notes	1,093,667	19.3%	791,457	15.0%	1,103,751	18.4%	850,694	15.1%
Preferred Stock	97,325	1.7%	32,716	0.6%	101,094	1.7%	84,294	1.5%
Common Stock	315,200	5.6%	548,291	10.4%	288,731	4.9%	427,085	7.6%
Membership Interest	198,024	3.5%	320,979	6.1%	193,942	3.3%	296,282	5.2%
Participating Interest(1)	—	—%	40,308	0.8%	—	—%	99,655	1.8%
Escrow Receivable	—	—%	2,307	—%	—	—%	2,239	—%
Total Investments	$5,673,644	100.0%	$5,268,545	100.0%	$5,932,302	100.0%	$5,653,553	100.0%

(1)	Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.
The following shows our investments in interest bearing securities by type of investment as of December 31, 2019 and June 30, 2019:

	December 31, 2019				June 30, 2019
Type of Investment	Cost	%	Fair Value	%	Cost	%	Fair Value	%
First Lien	$2,493,690	49.3%	$2,174,525	50.3%	$2,713,478	50.7%	$2,475,437	52.2%
Second Lien	1,435,260	28.3%	1,309,076	30.3%	1,447,599	27.1%	1,337,958	28.2%
Unsecured	40,478	0.8%	48,886	1.1%	38,933	0.7%	33,058	0.7%
Rated Secured Structured Notes	—	—%	—	—%	44,774	0.9%	46,851	1.0%
Subordinated Structured Notes	1,093,667	21.6%	791,457	18.3%	1,103,751	20.6%	850,694	17.9%
Total Interest Bearing Investments	$5,063,095	100.0%	$4,323,944	100.0%	$5,348,535	100.0%	$4,743,998	100.0%
The following shows the composition of our investment portfolio by industry as of December 31, 2019 and June 30, 2019:

	December 31, 2019				June 30, 2019
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$81,853	1.4%	$91,065	1.7%	$77,579	1.3%	$89,701	1.6%
Air Freight & Logistics	12,500	0.2%	12,385	0.2%	12,500	0.2%	12,233	0.2%
Auto Components	25,491	0.4%	25,491	0.5%	25,450	0.4%	25,450	0.5%
Building Products	—	—%	—	—%	19,842	0.3%	19,842	0.4%
Capital Markets	—	—%	—	—%	25,084	0.4%	25,222	0.4%
Chemicals	31,207	0.6%	31,207	0.6%	—	—%	—	—%
Commercial Services & Supplies	369,873	6.6%	302,504	5.7%	376,456	6.3%	296,672	5.2%
Communications Equipment	59,602	1.1%	49,697	0.9%	50,503	0.9%	48,760	0.9%
Construction & Engineering	66,606	1.2%	122,500	2.3%	69,935	1.2%	143,685	2.5%
Consumer Finance	502,105	8.8%	641,385	12.2%	487,778	8.2%	618,983	10.9%
Distributors	280,838	4.9%	177,522	3.4%	299,906	5.1%	190,137	3.4%
Diversified Consumer Services	150,930	2.8%	154,735	2.9%	146,845	2.5%	141,308	2.5%
Diversified Financial Services	30,433	0.5%	30,433	0.7%	—	—%	—	—%

	December 31, 2019				June 30, 2019
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Diversified Telecommunication Services	58,111	1.0%	57,380	1.2%	36,234	0.6%	36,234	0.6%
Electronic Equipment, Instruments & Components	—	—%	2,307	—%	—	—%	2,239	—%
Energy Equipment & Services	264,923	4.7%	116,641	2.2%	261,663	4.4%	153,865	2.7%
Entertainment	24,657	0.4%	24,753	0.5%	36,221	0.6%	36,327	0.6%
Equity Real Estate Investment Trusts (REITs)	496,440	8.7%	884,299	16.8%	496,440	8.4%	827,687	14.6%
Food Products	24,841	0.4%	24,841	0.5%	34,729	0.6%	34,729	0.6%
Health Care Equipment & Supplies	7,471	0.1%	6,151	0.1%	41,142	0.7%	41,154	0.7%
Health Care Providers & Services	526,346	9.4%	468,204	8.9%	470,422	7.9%	445,235	7.9%
Hotels, Restaurants & Leisure	30,550	0.5%	28,810	0.5%	34,737	0.6%	34,737	0.7%
Household Durables	25,636	0.5%	12,911	0.2%	29,291	0.5%	22,460	0.4%
Household Products	24,563	0.4%	24,561	0.5%	24,688	0.4%	24,688	0.4%
Insurance	12,989	0.2%	12,989	0.2%	12,988	0.2%	12,988	0.2%
Interactive Media & Services	36,741	0.6%	36,741	0.7%	37,861	0.6%	37,861	0.7%
Internet & Direct Marketing Retail	18,149	0.3%	18,608	0.4%	—	—%	—	—%
IT Services	203,623	3.6%	203,666	3.9%	306,096	5.2%	305,360	5.4%
Leisure Products	29,151	0.5%	29,150	0.6%	32,869	0.6%	32,868	0.6%
Machinery	35,488	0.6%	36,503	0.7%	35,488	0.6%	33,624	0.6%
Media	128,934	2.3%	134,999	2.6%	138,362	2.3%	141,467	2.5%
Online Lending	179,949	3.2%	80,291	1.5%	272,949	4.6%	176,778	3.1%
Paper & Forest Products	15,750	0.3%	15,750	0.3%	11,361	0.2%	11,500	0.2%
Personal Products	247,425	4.4%	62,610	1.2%	237,969	4.0%	112,427	2.0%
Professional Services	82,671	1.5%	85,216	1.6%	188,098	3.2%	190,178	3.4%
Real Estate Management & Development	38,432	0.7%	38,432	0.7%	38,852	0.7%	38,852	0.7%
Software	75,141	1.3%	75,141	1.4%	64,723	1.1%	64,729	1.1%
Technology Hardware, Storage & Peripherals	12,408	0.2%	12,408	0.2%	12,400	0.2%	12,400	0.2%
Textiles, Apparel & Luxury Goods	212,359	3.7%	225,778	4.3%	231,106	3.9%	242,981	4.3%
Tobacco	—	—%	—	—%	14,419	0.2%	14,500	0.4%
Trading Companies & Distributors	63,886	1.1%	28,622	0.5%	63,213	1.1%	28,043	0.5%
Transportation Infrastructure	27,620	0.5%	28,104	0.5%	27,578	0.5%	28,104	0.5%
Subtotal	$4,515,692	79.6%	$4,414,790	83.8%	$4,783,777	80.7%	$4,756,008	84.1%
Structured Finance(1)	$1,157,952	20.4%	$853,755	16.2%	$1,148,525	19.3%	$897,545	15.9%
Total Investments	$5,673,644	100.0%	$5,268,545	100.0%	$5,932,302	100.0%	$5,653,553	100.0%
(1) Our RSSN and SSN investments do not have industry concentrations and as such have been separated in the tables above. As of December 31, 2019, Structured Finance includes $62,298 of senior secured debt and equity investments held through our investment in NPRC and it’s wholly-owned subsidiary.

Portfolio Investment Activity
Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans, though we also continue to close select junior debt and equity investments. Our gross investment activity for the six months ended December 31, 2019 and December 31, 2018 are presented below:

	Six months ended December 31,
	2019	2018
Investments made in new portfolio companies	$225,731	$209,041
Follow-on investments made in existing portfolio companies (1)	169,226	245,980
Revolver advances	5,044	6,567
PIK interest	21,175	19,306
Total acquisitions	$421,176	$480,894

Acquisitions by portfolio composition
1st Lien Term Loan	$250,450	$213,633
2nd Lien Term Loan	133,441	209,592
Rated Secured Structured Notes	5,534	38,524
Subordinated Structured Notes	—	6,887
Subordinated Unsecured Debt	693	330
Equity	31,058	11,928
Total acquisitions by portfolio composition	$421,176	$480,894

Investments sold	$16,000	$—
Partial repayments (2)	178,459	94,781
Full repayments	477,824	104,440
Revolver paydowns	4,693	16,855
Total dispositions	$676,976	$216,076

Dispositions by portfolio composition
1st Lien Term Loan	$470,666	$101,340
2nd Lien Term Loan	149,087	99,764
Rated Secured Structured Notes	50,237	—
Small Business Whole Loan Portfolio	—	30
Subordinated Structured Notes	2,420	—
Subordinated Unsecured Debt	289	—
Equity	4,277	14,942
Total dispositions by portfolio composition	$676,976	$216,076

Weighted average interest rates for new investments by portfolio composition (3)
1st Lien Term Loan	8.88%	10.81%
2nd Lien Term Loan	10.30%	10.77%
Rated Secured Structured Notes	N/A	12.31%
(1) Includes follow-on investments in existing portfolio companies and refinancings, if any.
(2) Includes partial prepayments of principal, scheduled amortization payments, return of capital, and refinancings, if any.
(3) Weighted average interest rates for new investments by portfolio composition is calculated with the current rate at the end of the period.

Investment Valuation
Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, management and the independent valuation firm look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. In determining the range of values for debt instruments where market quotations are not available, except CLOs and debt investments in controlling portfolio companies, management and the independent valuation firm estimated corporate and security credit ratings and identified corresponding yields to maturity for each loan from relevant market data. A discounted cash flow technique was then applied using the appropriate yield to maturity as the discount rate, to determine a range of values. In determining the range of values for debt investments of controlled companies and equity investments, the enterprise value was determined by applying a market approach such as using earnings before income interest, tax, depreciation and amortization (“EBITDA”) multiples, net income and/or book value multiples for similar guideline public companies and/or similar recent investment transactions and/or an income approach, such as the discounted cash flow technique. The enterprise value technique may also be used to value debt investments which are credit impaired. For stressed debt and equity investments, an asset recovery analysis was used.
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $5,268,545.
Our portfolio companies are generally lower middle market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Several of our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the six months ended December 31, 2019.
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings, a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy, and the remaining equity is owned by CP Energy management. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries.
On April 6, 2018, Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”), a previously controlled portfolio company, merged with and into CP Energy, with CP Energy continuing as the surviving corporation. In June 2019, CP Energy purchased approximately 64.1% of the common equity of Spartan Holdings, which owns 100% of Spartan, a portfolio company of Prospect with $34,399 in senior secured term loans due to us as of June 30, 2019. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. On December 30, 2019, Wolf Energy LLC, Wolf Energy Services LLC, and AEH LLC (collectively referred to as “Wolf Energy”), a previously controlled portfolio company, merged with and into CP Energy, with CP Energy continuing as the surviving corporation. See Note 14 in our Consolidated Financial Statements for further discussion.
The fair value of our investment in CP Energy decreased to $101,721 as of December 31, 2019, which is a discount of $119,310 from its amortized cost, compared to a fair value of $138,931 as of June 30, 2019, representing a discount of $74,944 to its amortized cost. The increase in discount to amortized cost resulted from a decline in financial performance.
First Tower Finance Company LLC
Prospect owns 100% of the equity of First Tower Delaware, a consolidated holding company. First Tower Delaware owns 80.1% of First Tower Finance. First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.
The fair value of our investment in First Tower increased to $502,785 as of December 31, 2019, representing a premium of $143,652 to its amortized cost basis compared to a fair value of $494,036 as of June 30, 2019, representing a premium of $135,479 to its amortized cost. The increase in premium to amortized cost was driven by strong financial performance due to growth in receivables and positive impact of the acquisition completed in the quarter ending March 31, 2018.
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
The fair value of our investment in InterDent decreased to $196,971 as of December 31, 2019, representing a discount of $57,979 to its amortized cost basis, compared to a fair value of $224,876 as of June 30, 2019, representing a discount of $23,997 to its amortized cost basis. The increase in discount to amortized cost was driven by investments in operating initiatives as well as cost inflation.
MITY, Inc.
Prospect owns 100% of the equity of MITY Delaware, a consolidated holding company. MITY Delaware holds 95.58% of the equity of MITY. Effective March 13, 2019, MITY Delaware’s equity ownership of MITY increased to 100%. MITY owns 100% of each of MITY-Lite, Inc. (“Mity-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”).
The fair value of our investment in Mity increased to $56,186 as of December 31, 2019, a discount of $14,926 to its amortized cost basis compared to a fair value of $46,902 as of June 30, 2019, a discount of $22,698 to its amortized cost. The decrease to the discount was driven by stronger financial performance.
National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly owned subsidiaries, NPRC invests in online consumer loans. Effective May 23, 2016, APRC and UPRC merged with and into NPRC, to consolidate all of our real estate holdings, with NPRC as the surviving entity. As of December 31, 2019, we own 100% of the fully-diluted common equity of NPRC.
During the six months ended December 31, 2019, we received partial repayments of $93,000 of our loans previously outstanding with NPRC.
The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of December 31, 2019, the outstanding investment in online consumer loans by certain of NPRC’s wholly owned subsidiaries was comprised of 16,769 individual loans and residual interest in four securitizations, and had an aggregate fair value of $75,560. The average outstanding individual loan balance is approximately $3 and the loans mature on dates ranging from January 1, 2020 to April 19,

2025 with a weighted-average outstanding term of 20 months as of December 31, 2019. Fixed interest rates range from 4.0% to 36.0% with a weighted-average current interest rate of 22.8%. As of December 31, 2019, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $80,291.
As of December 31, 2019, based on outstanding principal balance, 10.3% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 27.0% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 62.7% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$5,843	$4,976	4.0% - 24.1%	12.5%
Prime	15,374	12,085	6.0% - 36.0%	17.6%
Near Prime	35,739	36,539	6.0% - 36.0%	26.6%
*Weighted by outstanding principal balance of the online consumer loans.

The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of December 31, 2019, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 24 investments with a fair value of $129,053 and face value of $136,849. The average outstanding note is approximately $5,702 with a stated maturity date ranging from April 2027 to October 2032 and weighted-average stated maturity of 11.3 years as of December 31, 2019. Coupons range from three-month Libor (“3ML”) plus 5.45% to 9.45% with a weighted-average coupon of 3ML + 7.38%. As of December 31, 2019, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $62,298.
As of December 31, 2019, based on outstanding notional balance, 38.7% of the portfolio was invested in Single - B rated tranches and 61.3% of the portfolio in BB rated tranches.
As of December 31, 2019, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $740,674 and a fair value of $1,026,888, including our investment in online consumer lending and rated secured structured notes as discussed above. As of December 31, 2019, our investment in NPRC and its wholly owned subsidiaries relating to the real estate portfolio had a fair value of $884,299. This portfolio was comprised of thirty-nine multi-families properties, twelve self-storage properties, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of December 31, 2019.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	—
3	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,201
4	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,633
5	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,322
6	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,281
7	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	13,876
8	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,048
9	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	7,509
10	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
11	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
12	23 Mile Road Self Storage, LLC	Chesterfield, MI	8/19/2014	5,804	4,333
13	36th Street Self Storage, LLC	Wyoming, MI	8/19/2014	4,800	3,586
14	Ball Avenue Self Storage, LLC	Grand Rapids, MI	8/19/2014	7,281	5,439
15	Ford Road Self Storage, LLC	Westland, MI	8/29/2014	4,642	3,467
16	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	4,458	3,332
17	Ann Arbor Kalamazoo Self Storage, LLC	Ann Arbor, MI	8/29/2014	8,927	6,669
18	Ann Arbor Kalamazoo Self Storage, LLC	Kalamazoo, MI	8/29/2014	2,363	1,768
19	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	86,131

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
20	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	15,704
21	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,872
22	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	30,284
23	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	17,230
24	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	17,467
25	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	25,009
26	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	19,424
27	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,853
28	Jolly Road Self Storage, LLC	Okemos, MI	1/16/2015	7,492	5,620
29	Eaton Rapids Road Self Storage, LLC	Lansing West, MI	1/16/2015	1,741	1,305
30	Haggerty Road Self Storage, LLC	Novi, MI	1/16/2015	6,700	5,025
31	Waldon Road Self Storage, LLC	Lake Orion, MI	1/16/2015	6,965	5,225
32	Tyler Road Self Storage, LLC	Ypsilanti, MI	1/16/2015	3,507	2,630
33	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,450
34	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	43,087
35	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
36	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
37	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
38	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
39	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	48,600
40	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
41	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	15,459
42	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
43	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
44	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
45	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
46	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	44,044
47	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	14,185
48	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
49	Laurel Pointe Holdings, LLC	Forest Park, GA	5/9/2018	33,005	26,400
50	Bradford Ridge Holdings, LLC	Forest Park, GA	5/9/2018	12,500	10,000
51	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
52	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	39,525
53	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	19,335
54	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
55	Ashwood Ridge Holdings LLC	Jonesboro, GA	9/21/2018	9,600	7,300
56	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
57	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
58	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
59	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
60	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	30,127
61	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	14,662
62	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
				$1,908,157	$1,588,579
During the six months ended December 31, 2019, the valuation methodology for National Property REIT Corporation (“NPRC”) and its wholly owned subsidiaries relating to the real estate portfolio changed to remove the Discounted Cash Flow Method. Management utilizes the Enterprise Value Waterfall (NAV Analysis) to value its investment in NPRC and its wholly owned subsidiaries relating to the real estate portfolio as this method is aligned with current industry practice and with Management’s experience in buying and selling income producing real estate assets. The fair value of our investment in NPRC and its wholly owned subsidiaries relating to the real estate portfolio increased by $56,612, to $884,299, during the six months ended December 31, 2019, attributable to both an improvement in property operations and values, and the change in methodology.

The fair value of our investment in NPRC increased to $1,026,888 as of December 31, 2019, representing a premium of $286,214 to its amortized cost basis, compared to a fair value of $1,004,465 as of June 30, 2019, representing a premium of $235,076. The increase in premium to amortized cost is primarily due to the increase in property values and change in methodology discussed above.
NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, a consolidated holding company. NMMB Holdings owns 92.40% and 94.10% of the fully-diluted equity of NMMB as of December 31, 2019 and June 30, 2019, respectively, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. NMMB is an advertising media buying business.
The fair value of our investment in NMMB increased to $37,918 as of December 31, 2019, representing a premium of $9,949 to its amortized cost basis, compared to a fair value of $24,183 as of June 30, 2019, representing a premium of $8,200 to its amortized cost basis. The increase to the premium was driven by improved financial performance, including revenue growth and higher gross profit and operating margins.

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
The fair value of our investment in Pacific World decreased to $62,610 as of December 31, 2019, representing a discount of $184,815 to its amortized cost basis, compared to a fair value of $112,427 as of June 30, 2019, representing a discount of $125,542 to its amortized cost basis. The increase in discount to amortized cost resulted from a deterioration in financial performance.
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

The fair value of our investment in Valley Electric decreased to $122,500 as of December 31, 2019, a premium of $55,894 from its amortized cost, compared to a fair value of $143,685 as of June 30, 2019, representing a $73,750 premium to its amortized cost. While Valley Electric’s financial performance remains strong, the decrease in premium to amortized cost was driven by adverse market conditions.
Our controlled investments, other than those discussed above, are valued at $103,444 below cost and did not experience significant changes in operating performance or value during the six months ended December 31, 2019. This discount is primarily driven by our controlled investments in Freedom Marine, Universal Turbine Parts, and USES, which are valued at a discount to amortized cost of $28,972, $35,264, and $50,118, respectively. Overall, combined with those portfolio companies discussed above, our controlled investments at December 31, 2019 are valued at $15,235 above their amortized cost.
We hold four affiliate investments at December 31, 2019, which are valued at $70,672 below their amortized cost. This discount is primarily driven by our affiliate investment in USC, which is valued at a discount to amortized cost of $100,672. In June, 2019, USC filed for Chapter 11 bankruptcy and began liquidating its remaining assets. During the six months ended December 31, 2019, USC used a portion of the proceeds from the ongoing liquidation to partially repay $20,061 of our Second Lien Term Loan. Excluding USC, our affiliate investments are valued at $30,000 above their amortized cost as of December 31, 2019.

With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. As of December 31, 2019, our CLO investment portfolio is valued at a $302,210 discount to amortized cost. Excluding the CLO investment portfolio, non-control/non-affiliate investments at December 31, 2019 are valued at $47,452 below their amortized cost and did not experience significant changes in operating performance or value.

Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of December 31, 2019 consists of: a Revolving Credit Facility availing us of the ability to borrow debt, subject to borrowing base determinations; Convertible Notes, which we issued in April 2014, April 2017 (with a follow-on issuance in May 2018), and March 2019; Public Notes which we issued in March 2013, December 2015 (and from time to time through our 2024 Notes Follow-on Program), June 2018 (and from time to time through our 2028 Notes Follow-on Program), October 2018, and December 2018 (and from time to time through our 2029 Notes Follow-on Program); and Prospect Capital InterNotes® which we issue from time to time. Our equity capital is comprised entirely of common equity.
The following table shows our outstanding debt as of December 31, 2019:

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value(1)		Effective Interest Rate
Revolving Credit Facility(2)	$92,000	$10,232	$92,000	(3)	$92,000		1ML+2.20%	(6)

2020 Notes	175,037	583	174,454		175,914	(4)	5.79%	(7)
2022 Notes	292,127	4,975	287,152		300,353	(4)	5.68%	(7)
2025 Notes	201,250	5,752	195,498		214,818	(4)	6.63%	(7)
Convertible Notes	668,414		657,104		691,085

6.375% 2024 Notes	100,000	893	99,107		105,648	(4)	6.64%	(7)
2023 Notes	320,000	2,854	317,146		341,997	(4)	6.09%	(7)
2024 Notes	234,443	4,370	230,073		237,256	(4)	6.76%	(7)
2028 Notes	70,761	2,243	68,518		73,142	(4)	6.77%	(7)
2029 Notes	69,170	2,436	66,734		72,850	(4)	7.38%	(7)
Public Notes	794,374		781,578		830,893

Prospect Capital InterNotes®	622,409	12,457	609,952		677,900	(5)	6.19%	(8)
Total	$2,177,197		$2,140,634		$2,291,878

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of December 31, 2019.

(2)	The maximum draw amount of the Revolving Credit facility as of December 31, 2019 is $1,077,500.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Critical Accounting Policies and Estimates for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread based on observable market inputs.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

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

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of December 31, 2019:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$92,000	$—	$—	$92,000	$—
Convertible Notes	668,414	175,037	292,127	—	201,250
Public Notes	794,374	—	—	654,443	139,931
Prospect Capital InterNotes®	622,409	—	15,634	194,550	412,225
Total Contractual Obligations	$2,177,197	$175,037	$307,761	$940,993	$753,406
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
Historically, we have funded a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, we maintain a shelf registration statement that allows for the public offering and sale of our Prospect Capital InterNotes®, on a continuous basis, in an amount up to $500,000 less issuances to date. As of December 31, 2019, we can issue up to $417,152 of additional InterNotes® debt securities in the public market under this shelf registration. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.
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

On September 9, 2019, we amended the 2018 Facility and closed an expanded revolving credit facility (the “2019 Facility” and collectively with the 2014 Facility and the 2018 Facility, the “Revolving Credit Facility”). The lenders had extended commitments of $1,077,500 as of December 31, 2019. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The Revolving Credit Facility Facility matures on September 9, 2024. It includes a revolving period that extends through September 9, 2023, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due, if required by the lenders.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The Revolving Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. The Revolving Credit Facility also requires the maintenance of a minimum liquidity requirement. As of December 31, 2019, we were in compliance with the applicable covenants.
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
For the six months ended December 31, 2019 and December 31, 2018, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Average stated interest rate	4.03%	4.50%	4.19%	4.43%
Average outstanding balance	$135,359	$308,424	$111,565	$237,283

As of December 31, 2019 and June 30, 2019, we had $607,513 and $684,212, respectively, available to us for borrowing under the Revolving Credit Facility, of which $92,000 and $167,000 was outstanding as of December 31, 2019 and June 30, 2019, respectively. As of December 31, 2019, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,475,727, which represents 27.3% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,077,500. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $10,904 of new fees and $7,787 were carried over for continuing participants from the previous facilities, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of December 31, 2019, $10,232 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities. During the six months ended December 31, 2019, $398 of fees were expensed relating to credit providers in the 2018 Facility who did not commit to the 2019 Facility.
During the three months ended December 31, 2019 and December 31, 2018, we recorded $5,552 and $6,960, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On June 28, 2019, we commenced a tender offer to purchase for cash any and all of the $224,114 then outstanding aggregate principal amount of the 2020 Notes (“June Tender Offer”). On July 27, 2019, $32,948 aggregate principal amount of the 2020 Notes, representing 14.7% of the previously outstanding 2020 Notes, were validly tendered and accepted. On August 12, 2019, we commenced a tender offer to purchase for cash up to $60,000 aggregate principal amount of the 2020 Notes (“August Tender Offer”). On September 10, 2019, $13,597 aggregate principal amount of the 2020 Notes, representing 7.1% of the previously outstanding 2020 Notes, were validly tendered and accepted. The June Tender Offer and August Tender Offer, resulted in our recognizing a loss of $668 during the three month ended September 30, 2019.
On September 24, 2019, we commenced a tender offer to purchase for cash up to $40,000 outstanding aggregate principal amount of the 2020 Notes (“2020 Notes September Tender Offer”). On October 23, 2019, $2,140 aggregate principal amount of the 2020 Notes, representing 1.2% of the previously outstanding 2020 Notes, were validly tendered and accepted. On November 7, 2019, we commenced a tender offer to purchase for cash up to $10,000 aggregate principal amount of the 2020 Notes (“2020 Notes November Tender Offer”). On December 7, 2019, $392 aggregate principal amount of the 2020 Notes, representing 0.2% of the previously outstanding 2020 Notes, were validly tendered and accepted. The 2020 Notes September Tender Offer and 2020 Notes November Tender Offer resulted in our recognizing a loss of $31 during the three months ended December 31, 2019.
On December 23, 2019, we commenced a tender offer to purchase for cash up to $10,000 aggregate principal amount of the 2020 Notes (“2020 Notes December Tender Offer”). The 2020 Notes December Tender Offer expired at 12:00 midnight, New York City time, on January 23, 2020 (one minute after 11:59 p.m., New York City time, on January 22, 2020) (Note 18). As of December 31, 2019, the outstanding aggregate principal amount of the 2020 Notes is $175,037.
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
On October 18, 2019, we repurchased $22,941 aggregate principal amount of the 2022 Notes at a price of 102.8 including commissions. As a result of this transaction, we recorded a loss of $1,072 in the amount of the difference between the reacquisition price and the net carrying amount of the 2022 Notes, net of the proportionate amount of unamortized debt issuance costs. On November 7, 2019, we commenced a tender offer to purchase for cash up to $50,000 aggregate principal amount of the 2022 Notes (“2022 Notes November Tender Offer”). On December 7, 2019, $13,432 aggregate principal amount of the 2022 Notes, representing 4.4% of the previously outstanding 2022 Notes, were validly tendered and accepted. The 2022 Notes November Tender Offer resulted in our recognizing a loss of $599, in the amount of the difference between the reacquisition price and the net carrying amount of the 2022 Notes, net of the proportionate amount of unamortized debt issuance costs.
On December 23, 2019, we commenced a tender offer to purchase for cash up to $25,000 aggregate principal amount of the 2022 Notes (“2022 Notes December Tender Offer”). The 2022 Notes December Tender Offer expired at 12:00 midnight, New York City time, on January 23, 2020 (one minute after 11:59 p.m., New York City time, on January 22, 2020) (Note 18). As of December 31, 2019, the outstanding aggregate principal amount of the 2022 Notes is $292,127.
On March 1, 2019, we issued $175,000 aggregate principal amount of senior convertible notes that mature on March 1, 2025 (the “2025 Notes”), unless previously converted or repurchased in accordance with their terms. We granted the underwriters a 13-day over-allotment option to purchase up to an additional $26,250 aggregate principal amount of the 2025 Notes. The underwriters fully exercised the over-allotment option on March 11, 20l9 and we issued $26,250 aggregate principal amount of 2025 Notes at settlement on March 13, 2019. The 2025 Notes bear interest at a rate of 6.375% per year, payable semi-annually on March 1 and September 1 each year, beginning September 1, 2019. Total proceeds from the issuance of the 2025 Notes, net of underwriting discounts and offering costs, were $198,674. As of December 31, 2019, the outstanding aggregate principal amount of the 2025 Notes is $201,250.
Certain key terms related to the convertible features for the 2020 Notes, the 2022 Notes, and the 2025 Notes (collectively, the “Convertible Notes”) are listed below:

	2020 Notes	2022 Notes	2025 Notes
Initial conversion rate(1)	80.6647	100.2305	110.7420
Initial conversion price	$12.40	$9.98	$9.03
Conversion rate at December 31, 2019(1)(2)	80.6670	100.2305	110.7420
Conversion price at December 31, 2019(2)(3)	$12.40	$9.98	$9.03
Last conversion price calculation date	4/11/2019	4/11/2019	3/1/2019
Dividend threshold amount (per share)(4)	$0.110525	$0.083330	$0.060000

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)	The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

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
In connection with the issuance of the Convertible Notes, we recorded a discount of $4,025 and debt issuance costs of $21,655 which are being amortized over the terms of the Convertible Notes. As of December 31, 2019, $3,557 of the original issue discount and $7,753 of the debt issuance costs remain to be amortized and are included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended December 31, 2019 and December 31, 2018, we recorded $9,706 and $11,457, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the six months ended December 31, 2019 and December 31, 2018, we recorded $20,361 and $22,892, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.

Public Notes
On March 15, 2013, we issued $250,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Original 2023 Notes”). The Original 2023 Notes bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2013. Total proceeds from the issuance of the Original 2023 Notes, net of underwriting discounts and offering costs, were $243,641. On June 20, 2018, we issued an additional $70,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Additional 2023 Notes,” and together with the Original 2023 Notes, the “2023 Notes”). The Additional 2023 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2023 Notes and bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the Additional 2023 Notes, net of underwriting discounts, were $69,403. As of December 31, 2019, the outstanding aggregate principal amount of the 2023 Notes is $320,000.

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
On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market (“ATM”) program with FBR Capital Markets & Co. through which we could sell, by means of ATM offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes (“Initial 2024 Notes ATM”). Following the initial 2024 Notes ATM, the aggregate principal amount of the 2024 Notes issued was $199,281 for net proceeds of $193,253, after commissions and offering costs. On July 2, 2018, we entered into a second ATM program with B. Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of the 2024 Notes (“Second 2024 Notes ATM,” and together with the Initial 2024 Notes ATM, the “2024 Notes Follow-on Program”). The 2024 Notes are listed on the New York Stock Exchange (“NYSE”) and trade thereon under the ticker “PBB”. During the year ended June 30, 2019, we issued an additional $35,162 aggregate principal amount under the Second 2024 Notes ATM, for net proceeds of $34,855, after commissions and offering costs. As of December 31, 2019, the outstanding aggregate principal amount of the 2024 Notes is $234,443.

On June 7, 2018, we issued $55,000 aggregate principal amount of unsecured notes that mature on June 15, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts and offering costs were $53,119. On July 2, 2018, we entered into an ATM program with B. Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2028 Notes (“2028 Notes ATM” or “2028 Notes Follow-on Program”). The 2028 Notes are listed on the NYSE and trade thereon under the ticker “PBY”. During the year ended June 30, 2019, we issued an additional $15,761 aggregate principal amount under the 2028 Notes ATM, for net proceeds of $15,530, after commissions and offering costs. As of December 31, 2019, the outstanding aggregate principal amount of the 2028 Notes is $70,761.
On October 1, 2018, we issued $100,000 aggregate principal amount of unsecured notes that mature on January 15, 2024 (the “6.375% 2024 Notes”). The 6.375% 2024 Notes bear interest at a rate of 6.375% per year, payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2019. Total proceeds from the issuance of the 6.375% 2024 Notes, net of underwriting discounts and offering costs, were $98,985. As of December 31, 2019, the outstanding aggregate principal amount of the 6.375% 2024 Notes is $100,000.
On December 5, 2018, we issued $50,000 aggregate principal amount of unsecured notes that mature on June 15, 2029 (the “2029 Notes”). The 2029 Notes bear interest at a rate of 6.875% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning March 15, 2019. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts and offering costs, were $48,057. On February 9, 2019, we entered into an ATM program with B. Riley FBR, Inc., BB&T Capital Markets, and Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2029 Notes (“2029 Notes ATM” or “2029 Notes Follow-on Program”). The 2029 Notes are listed on the NYSE and trade thereon under the ticker “PBC”. During the year ended June 30, 2019, we issued an additional $19,170 aggregate principal amount under the 2029 Notes ATM, for net proceeds of $18,523, after commissions and offering costs. As of December 31, 2019, the outstanding aggregate principal amount of the 2029 Notes is $69,170.

The 2023 Notes, the 2024 Notes, the 2028 Notes, the 6.375% 2024 Notes, and the 2029 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $4,112 and debt issuance costs of $16,226, which are being amortized over the terms of the notes. As of December 31, 2019, $2,287 of the original issue discount and $10,509 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended December 31, 2019 and December 31, 2018, we recorded $12,829 and $11,467, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the six months ended December 31, 2019 and December 31, 2018, we recorded $25,647 and $22,830, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
Prospect Capital InterNotes®
On February 16, 2012, we entered into a selling agent agreement (the “Original Selling Agent Agreement”) with Incapital LLC, as purchasing agent for our issuance and sale from time to time of up to $500,000 of Prospect Capital InterNotes®, which was increased to $1,500,000 in May 2014. We sold approximately $1,454,466 in aggregate principal amount of Prospect Capital InterNotes® under the Original Selling Agent Agreement. On May 10, 2019, the Original Selling Agent Agreement was terminated, and we entered into a new selling agent agreement with Incapital LLC (the “May 2019 Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (the “InterNotes® Offering”).
On September 16, 2019, the May 2019 Selling Agent Agreement was terminated, and we entered into a new selling agent agreement with Incapital LLC (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $500,000 of Prospect Capital InterNotes® (the “InterNotes® Offering”). Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.

During the six months ended December 31, 2019, we issued $158,078 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $155,409. These notes were issued with stated interest rates ranging from 3.75% to 5.50% with a weighted average interest rate of 4.35%. These notes mature between July 15, 2024 and January 15, 2030.

The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2019:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$67,426	3.75%–5.00%	4.19%	July 15, 2024 – January 15, 2025
7	35,277	4.00%–5.25%	4.27%	July 15, 2026 – January 15, 2027
10	55,375	3.75%–5.50%	4.59%	July 15, 2029 – January 15, 2030
	$158,078
During the six months ended December 31, 2018, we issued $69,586 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $68,439. These notes were issued with stated interest rates ranging from 5.00% to 6.25% with a weighted average interest rate of 5.64%. These notes mature between July 15, 2023 and November 15, 2028.

The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2018:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$33,295	5.00%-5.75%	5.29%	July 15, 2023 – January 15, 2024
7	14,718	5.50%–6.00%	5.84%	July 15, 2025 – January 15, 2026
8	385	5.75%	5.75%	July 15, 2026
10	21,188	6.00%-6.25%	6.06%	July 15, 2028 – November 15, 2028
	$69,586
During the six months ended December 31, 2019, we redeemed, prior to maturity, $240,188 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 5.07% in order to replace shorter maturity debt with longer-term debt. During the six months ended December 31, 2019, we repaid $3,180 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the six months ended December 31, 2019 was $2,279.

The following table summarizes the Prospect Capital InterNotes® outstanding as of December 31, 2019:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$188,296	3.75% – 5.75%	4.97%	April 15, 2022 – January 15, 2025
7	94,811	4.00% – 6.00%	5.19%	July 15, 2024 – January 15, 2027
8	24,475	4.50% – 5.75%	4.67%	August 15, 2025 – July 15, 2026
10	139,528	3.75% – 6.25%	5.43%	January 15, 2024 – January 15, 2030
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,063	5.25% – 6.00%	5.35%	May 15, 2028 – November 15, 2028
18	18,902	4.13% – 6.25%	5.58%	December 15, 2030 – August 15, 2031
20	3,847	5.75% – 6.00%	5.89%	November 15, 2032 – October 15, 2033
25	31,126	6.25% – 6.50%	6.39%	August 15, 2038 – May 15, 2039
30	101,383	5.50% – 6.75%	6.25%	November 15, 2042 – October 15, 2043
	$622,409

During the six months ended December 31, 2018, we redeemed, prior to maturity $99,432 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.86% in order to replace debt with shorter maturity dates. During the six months ended December 31, 2018, we repaid $5,419 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the six months ended December 31, 2018 was $711.

The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2019:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$283,450	4.00% – 5.75%	5.10%	July 15, 2021 - June 15, 2024
5.5	1,399	4.25%	4.25%	July 15, 2020
6.5	34,745	5.10% – 5.25%	5.24%	January 15, 2022 - May 15, 2022
7	83,731	4.00% – 6.00%	5.56%	January 15, 2020 - June 15, 2026
8	1,996	5.75%	5.75%	February 15, 2021
8	24,500	4.50% – 5.75%	4.67%	August 15, 2025 - July 15, 2026
10	99,529	5.50% – 7.00%	6.09%	March 15, 2022 - June 15, 2029
12	2,978	6.00%	6.00%	November 15, 2025 - December 15, 2025
15	17,077	5.25% – 6.00%	5.35%	May 15, 2028 - November 15, 2028
18	19,306	4.13% – 6.25%	5.58%	December 15, 2030 - August 15, 2031
20	3,887	5.75% – 6.00%	5.90%	November 15, 2032 - October 15, 2033
25	31,855	6.25% – 6.50%	6.39%	August 15, 2038 - May 15, 2039
30	103,246	5.50% – 6.75%	6.24%	November 15, 2042 - October 15, 2043
	$707,699
In connection with the issuance of Prospect Capital InterNotes®, we incurred $27,696 of fees which are being amortized over the term of the notes, of which $12,457 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of December 31, 2019.
During the three months ended December 31, 2019 and December 31, 2018, we recorded $8,972 and $10,771, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the six months ended December 31, 2019 and December 31, 2018 we recorded $18,975 and $21,516, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Net Asset Value
During the six months ended December 31, 2019, our net asset value decreased by $122,410, or $0.35 per share. The decrease was primarily attributable to an increase in net realized and net change in unrealized losses of $132,083, or $0.35 per weighted average share, coupled with a decrease of $0.01 per weighted average share as a result of reinvestment of our dividends on behalf of our stockholders at current market prices. This decrease was partially offset by net investment income of $138,945, or $0.37 per weighted average share, exceeding dividends of $132,263, or $0.36 per weighted average share, resulting in a net increase of $0.01 per weighted average share for the six months ended December 31, 2019. The following table shows the calculation of net asset value per share as of December 31, 2019 and June 30, 2019.

	December 31, 2019	June 30, 2019
Net assets	$3,183,865	$3,306,275
Shares of common stock issued and outstanding	367,584,244	367,131,025
Net asset value per share	$8.66	$9.01

Results of Operations
Operating results for the three and six months ended December 31, 2019 and December 31, 2018 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Investment income	$161,917	$187,883	$323,800	$368,305
Operating expenses	94,032	107,072	184,855	202,335
Net investment income	67,885	80,811	138,945	165,970
Net realized gains (losses)	1,909	2,993	(289)	4,034
Net change in unrealized (losses) gains from investments	(77,892)	(150,696)	(126,351)	(149,647)
Net realized losses on extinguishment of debt	(3,105)	(497)	(5,443)	(3,951)
Net (decrease) increase in net assets resulting from operations	$(11,203)	$(67,389)	$6,862	$16,406
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
The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Interest income	$140,659	$157,994	$286,615	$317,436
Dividend income	3,509	13,266	7,763	28,193
Other income	17,749	16,623	29,422	22,676
Total investment income	$161,917	$187,883	$323,800	$368,305

Average debt principal of performing interest bearing investments(1)	$5,180,789	$5,504,149	$5,277,676	$5,503,842
Weighted average interest rate earned on performing interest bearing investments(1)	10.62%	11.23%	10.63%	11.28%
Average debt principal of all interest bearing investments(2)	$5,771,741	$6,058,947	$5,872,360	$5,994,970
Weighted average interest rate earned on all interest bearing investments(2)	9.54%	10.20%	9.55%	10.36%
(1) Excludes equity investments and non-accrual loans.
(2) Excludes equity investments.

Average interest income producing assets decreased from $5,504,149 for the three months ended December 31, 2018 to $5,180,789 for the three months ended December 31, 2019. The decrease in average income producing assets was a result of repayments. The average interest earned on performing interest bearing performing assets decreased from 11.23% for the three months ended December 31, 2018 to 10.62% for the three months ended December 31, 2019. The decrease is primarily due to an increase in foregone interest due to non-accrual investments, decline in LIBOR and reduced returns from our structured credit investments. The average interest earned on all interest bearing performing assets decreased from 10.20% for the three months ended December 31, 2018 to 9.54% for the three months ended December 31, 2019. The decrease is primarily due to a decline in LIBOR and reduced returns from our structured credit investments.
Average interest income producing assets decreased from $5,503,842 for the six months ended December 31, 2018 to $5,277,676 for the six months ended December 31, 2019. The average interest earned on interest bearing performing assets decreased from 11.28% for the six months ended December 31, 2018 to 10.63% for the six months ended December 31, 2019. The decrease is primarily due to an increase in foregone interest due to non-accrual investments, decline in LIBOR and reduced returns from our structured credit investments. The average interest earned on all interest bearing performing assets decreased from 10.36% for the six months ended December 31, 2018 to 9.55% for the six months ended December 31, 2019. The decrease is primarily due to an increase in foregone interest due to a decline in LIBOR and reduced returns from our structured credit investments.
Investment income is also generated from dividends and other income which is less predictable than interest income. The following table describes dividend income earned for the three and six months ended December 31, 2019 and December 31, 2018, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Dividend income
National Property REIT Corp.	$—	$9,000	$—	$20,000
Valley Electric Company, Inc.	471	4,000	4,271	7,500
NMMB, Inc.	2,797	—	2,797	—
Other, net	241	266	695	693
Total dividend income	$3,509	$13,266	$7,763	$28,193

Other income is comprised of structuring fees, advisory fees, royalty interests, settlement of net profits interests and settlement of residual profits interests. The following table describes other income earned for the three and six months ended December 31, 2019 and December 31, 2018, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Structuring, advisory and amendment fees
National Property REIT Corp.	$2,744	$13,637	$10,785	$14,195
Town & Country Holdings, Inc.	—	—	—	2,100
PeopleConnect Intermediate, LLC	2,410	—	2,410	—
Ahead Data Blue, LLC	1,400	—	1,400	—
Other, net	1,496	702	1,765	2,149
Total structuring, advisory and amendment fees	$8,050	$14,339	$16,360	$18,444
Royalty and net revenue interests
National Property REIT Corp.	9,265	1,935	12,496	3,737
Other, net	335	172	337	193
Total royalty and net revenue interests	9,600	2,107	12,833	3,930
Administrative agent fees
Other, net	99	177	229	302
Total administrative agent fees	99	177	229	302
Total other income	$17,749	$16,623	$29,422	$22,676

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
The following table describes the various components of our operating expenses:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Base management fee	$27,543	$33,187	$56,006	$63,144
Income incentive fee	16,971	20,203	34,736	41,493
Interest and credit facility expenses	37,059	40,656	75,957	78,564
Allocation of overhead from Prospect Administration	6,011	5,642	9,505	9,007
Audit, compliance and tax related fees	1,933	2,389	2,308	2,782
Directors' fees	113	150	226	229
Other general and administrative expenses	4,402	4,845	6,117	7,116
Total operating expenses	$94,032	$107,072	$184,855	$202,335
Total gross and net base management fee was $27,543 and $33,187 for the three months ended December 31, 2019 and December 31, 2018, respectively. The decrease in total gross base management fee is directly related to a decrease in average total assets as well as a $2,757 adjustment for fees included for the three months ended December 31, 2018, earned in prior periods that were neither expensed nor paid to the Investment Adviser. The Investment Adviser has entered into a servicing agreement with certain institutions that purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. We receive payments from these institutions on behalf of the Investment Adviser, for providing such services under the servicing agreement. We are given a credit for these payments as a reduction of the base management fee payable by us to the Investment Adviser. No such payments were received for the three months ended December 31, 2019 and December 31, 2018.
Total gross base management fee was $56,006 and $63,282 for the six months ended December 31, 2019 and December 31, 2018, respectively. The decrease in total gross base management fee is directly related to a decrease in average total assets as well as a $2,757 adjustment for fees earned in prior periods that were neither expensed nor paid to the Investment Adviser, for which we incurred $64 in accrued interest on those past due amounts. The interest on the amount owed to the Investment Adviser was calculated using the average of 1-month LIBOR rates from September 2010 through the date of payment. The Investment Adviser has entered into a servicing agreement with certain institutions that purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. We receive payments from these institutions on behalf of the Investment Adviser, for providing such services under the servicing agreement. We are given a credit for these payments as a reduction of the base management fee payable by us to the Investment Adviser. We received payments of $138 from these institutions for the six months ended December 31, 2018. No such payments were received for the six months ended December 31, 2019. We were given a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser resulting in net base management fee of $56,006 and $63,114 for the six months ended December 31, 2019 and December 31, 2018, respectively.
For the three months ended December 31, 2019 and December 31, 2018, we incurred $16,971 and $20,203 of income incentive fees, respectively. This decrease was driven by a corresponding decrease in pre-incentive fee net investment income from $101,014 for the three months ended December 31, 2018 to $84,856 for the three months ended December 31, 2019. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
For the six months ended December 31, 2019 and December 31, 2018, we incurred $34,736 and $41,493 of income incentive fees, respectively. This decrease was driven by a corresponding decrease in pre-incentive fee net investment income from $207,463 for the six months ended December 31, 2018 to $173,681 for the six months ended December 31, 2019. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.

During the three months ended December 31, 2019 and December 31, 2018, we incurred $37,059 and $40,656 respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). During the six months ended December 31, 2019 and December 31, 2018, we incurred $75,957 and $78,564, respectively, of interest expenses related to our Notes. These expenses are related directly to the leveraging capacity and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Interest on borrowings	$31,318	$34,998	$63,767	$67,983
Amortization of deferred financing costs	1,869	3,627	4,110	6,343
Accretion of discount on unsecured debt	261	104	515	235
Facility commitment fees	3,611	1,927	7,565	4,003
Total interest and credit facility expenses	$37,059	$40,656	$75,957	$78,564

Average principal debt outstanding	$2,242,390	$2,600,363	$2,274,070	$2,548,458
Annualized weighted average stated interest rate on borrowings(1)	5.59%	5.38%	5.61%	5.34%
Annualized weighted average interest rate on borrowings(2)	6.61%	6.25%	6.68%	6.17%

(1)	Includes only the stated interest expense.

(2)	Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
Interest expense is relatively stable on a dollars basis for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) increased from 5.38% for the three months ended December 31, 2018 to 5.59% for the three months ended December 31, 2019. This increase is primarily due to issuances of Public Notes and 2025 Notes at higher rates, partially offset by repurchases of our Convertible Notes and increased utilization of our Revolving Credit Facility, which bears a lower rate than our remaining debt.
Interest expense is relatively stable on a dollars basis for the six months ended December 31, 2019 as compared to the six months ended December 31, 2018 . The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) increased from 5.34% for the six months ended December 31, 2018 to 5.61% for the six months ended December 31, 2019. This increase is primarily due to issuances of Public Notes and the 2025 Notes during the second half of the prior year at higher rates, partially offset by repurchases of our Convertible Notes and increased utilization of our Revolving Credit Facility, which bears a lower rate than our remaining debt.
The allocation of net overhead expense from Prospect Administration was $6,011 and $5,642 for the three months ended December 31, 2019 and December 31, 2018, respectively.
The allocation of net overhead expense from Prospect Administration was $9,505 and $9,007 for the six months ended December 31, 2019 and December 31, 2018, respectively. Prospect Administration received estimated payments of $584 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal services during the six months ended December 31, 2019. No such payments were received during the six months ended December 31, 2018. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $6,448 and $7,384 for the three months ended December 31, 2019 and December 31, 2018, respectively. The $936 decrease was primarily attributable to decreases in legal fees and audit, compliance and tax related fees.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $8,651 and $10,127 for the six months ended December 31, 2019 and December 31, 2018, respectively. The $1,476 decrease was primarily attributable to decreases in legal fees and audit, compliance and tax related fees.

Net Investment Income
Net investment income represents the difference between investment income and operating expenses. Net investment income was $67,885 and $80,811 for the three months ended December 31, 2019 and December 31, 2018, respectively. The decrease of $12,926 was primarily due to a decrease in investment income of $25,966 partially offset by a decrease in operating expenses of $13,040. Refer to above Investment Income and Operating Expenses discussions for detail.
Net investment income was $138,945 and $165,970 for the six months ended December 31, 2019 and December 31, 2018, respectively. The decrease of $27,025 was primarily due to a decrease in investment income of $44,505 partially offset by a decrease in operating expenses of $17,480. Refer to above Investment Income and Operating Expenses discussions for detail.
Net Realized (Losses) Gains
The following table details net realized gains from investments for the three months ended December 31, 2019 and December 31, 2018:

	Three Months Ended December 31,
Portfolio Company	2019	2018
Gulf Coast	$—	$2,802
Rated Secured Structured Note Portfolio	1,885	—
Other, net	24	191
Net realized gains	$1,909	$2,993
The following table details net realized (losses) gains from investments for the six months ended December 31, 2019 and December 31, 2018:

	Six Months Ended December 31,
Portfolio Company	2019	2018
Gulf Coast	$—	$2,802
Rated Secured Structured Note Portfolio	1,885	—
New Century Transportation, Inc.	—	1,000
Madison Park Funding XI, Ltd.	(1,949)	—
Voya CLO 2012-2, Ltd.	(450)	—
Other, net	225	232
Net realized (losses) gains	$(289)	$4,034
The following table details net realized (losses) on extinguishment of debt for the three months ended December 31, 2019 and December 31, 2018:

	Three Months Ended December 31,
Debt Extinguished	2019	2018
2022 Convertible Notes	$(1,671)	$—
Prospect Capital InterNotes®	(1,086)	(456)
2020 Convertible Notes	(31)	(41)
Other, net	(317)	—
Net realized gains	$(3,105)	$(497)

The following table details net realized (losses) on extinguishment of debt for the six months ended December 31, 2019 and December 31, 2018:

	Six Months Ended December 31,
Debt Extinguished	2019	2018
5.00% 2019 Notes	$—	$(2,874)
Prospect Capital InterNotes®	(2,279)	(712)
2022 Convertible Notes	(1,671)	—
2020 Convertible Notes	(699)	(41)
Other, net	(794)	(324)
Net realized gains	$(5,443)	$(3,951)
Change in Unrealized (Losses) Gains, Net
The following table details net change in unrealized (losses) gains for our portfolio for the three months ended and six months ended December 31, 2019 and December 31, 2018, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Control investments	$(35,863)	$(85,733)	$(74,884)	$(33,815)
Affiliate investments	12,242	(5,894)	30,262	(19,649)
Non-control/non-affiliate investments	(54,271)	(59,069)	(81,729)	(96,183)
Net change in unrealized (losses) gains	$(77,892)	$(150,696)	$(126,351)	$(149,647)
The following table details net change in unrealized gains (losses) on investments for the three months ended December 31, 2019:

Net Change in Unrealized Gains (Losses)
National Property REIT Corp.	$25,938
Edmentum Ultimate Holdings, LLC	9,146
MITY, Inc.	8,180
USES Corp.	6,961
First Tower Finance Company LLC	5,822
Securus Technologies Holdings, Inc.	(5,685)
InterDent, Inc.	(12,956)
PGX Holdings, Inc.	(14,759)
Subordinated Structured Notes	(22,860)
CP Energy Services Inc.	(30,103)
Pacific World Corporation	(44,935)
Other, net	(2,641)
Net change in unrealized (losses)	$(77,892)
The following table details net change in unrealized gains (losses) on investments for the three months ended December 31, 2018:

Net Change in Unrealized Gains (Losses)
Valley Electric Company, Inc.	$7,815
CCPI Inc.	6,706
MITY, Inc.	(6,372)
United Sporting Companies, Inc.	(7,700)
Universal Turbine Parts, LLC	(8,135)
CP Energy Services Inc.	(12,422)
National Property REIT Corp.	(28,921)
Pacific World Corporation	(31,628)
Subordinated Structured Notes	(39,765)
Other, net	(30,274)
Net change in unrealized (losses)	$(150,696)

The following table details net change in unrealized gains (losses) on investments for the six months ended December 31, 2019:

Net Change in Unrealized Gains (Losses)
National Property REIT Corp.	$51,138
Edmentum Ultimate Holdings, LLC	22,118
First Tower Finance Company LLC	8,173
MITY, Inc.	7,772
United Sporting Companies, Inc.	7,552
Easy Gardener Products, Inc.	(5,730)
Securus Technologies Holdings, Inc.	(8,161)
PGX Holdings, Inc.	(14,759)
Valley Electric Company, Inc.	(17,856)
InterDent, Inc.	(33,982)
CP Energy Services Inc.	(40,486)
Subordinated Structured Notes	(49,153)
Pacific World Corporation	(59,273)
Other, net	6,296
Net change in unrealized (losses)	$(126,351)

The following table details net change in unrealized gains (losses) on investments for the six months ended December 31, 2018:

Net Change in Unrealized Gains (Losses)
Valley Electric Company, Inc.	$33,861
CP Energy Services Inc.	6,957
NMMB, Inc.	6,311
CCPI Inc.	5,863
Echelon Aviation LLC	5,817
Engine Group, Inc.	(5,067)
R-V Industries, Inc.	(7,216)
MITY, Inc.	(7,751)
Credit Central Loan Company, LLC	(10,499)
National Property REIT Corp.	(13,918)
United Sporting Companies, Inc.	(15,836)
Universal Turbine Parts, LLC	(19,043)
Pacific World Corporation	(32,240)
Subordinated Structured Notes	(64,477)
Other, net	(32,409)
Net change in unrealized (losses)	$(149,647)

Financial Condition, Liquidity and Capital Resources
For the six months ended December 31, 2019 and December 31, 2018, our operating activities provided $414,047 and used $76,902 of cash, respectively. There were no investing activities for the six months ended December 31, 2019 and December 31, 2018. Financing activities used $383,278 and provided $102,812 of cash during the six months ended December 31, 2019 and December 31, 2018, respectively, which included dividend payments of $129,247 and $120,180, respectively. Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.

Our primary sources of funds have historically been issuances of debt and equity. More recently, we have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the six months ended December 31, 2019, we borrowed $398,000 and we made repayments totaling $473,000 under the Revolving Credit Facility. As of December 31, 2019, our outstanding balance on the Revolving Credit Facility was $92,000. As of December 31, 2019, we had, net of unamortized discount and debt issuance costs, $657,104 outstanding on the Convertible Notes, $781,578 outstanding on the Public Notes and $609,952 outstanding on the Prospect Capital InterNotes® (See “Capitalization” above).
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of December 31, 2019 and June 30, 2019, we had $25,111 and $23,375, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of December 31, 2019 and June 30, 2019.
We have guaranteed $2,487 in standby letters of credit issued through a financial intermediary and $2,919 of equipment lease obligations on behalf of InterDent, Inc. (“InterDent”) as of December 31, 2019. Under these arrangements, we would be required to make payments to the financial intermediary or equipment lease provider, respectively, if InterDent was to default on their related payment obligations. As of December 31, 2019, we have not recorded a liability on the statement of assets and liabilities for these guarantees as the likelihood of default on the standby letters of credit or equipment lease is deemed to be remote.
Our shareholders’ equity accounts as of December 31, 2019 and June 30, 2019 reflect cumulative shares issued, net of shares repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
As part of our Repurchase Program, we delivered a notice with our annual proxy mailing on September 19, 2019. We did not repurchase any shares of our common stock for the six months ended December 31, 2019 or December 31, 2018.
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
Recent Developments
During the period from January 1, 2020 through February 6, 2020 we issued $41,406 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $40,748.
During the period of January 1, 2020 through February 6, 2020, we provided notice to call or settled previous notices to call certain of our Prospect Capital InterNotes® at par with the following terms:

Notice Date	Settlement Date	Maturity Date Range	Interest Rate Range	Principal
12/11/2019	1/15/2020	July 15, 2022	4.500% - 4.750%	$3,918
On January 10, 2020, we made a new $20,000 First Lien Term Loan investment in EDSCO Holding Company LLC, a manufacturer of foundation anchoring systems for large infrastructure installations such as power transmission poles and electrical substation structures.
On January 22, 2020, PeopleConnect Intermediate, LLC (“PeopleConnect”) fully repaid the $17,328 Senior Secured Term Loan A and the $19,413 Senior Secured Term Loan B receivable to us at par. Concurrent with the repayment, our $1,000 unfunded revolving line of credit to PeopleConnect was terminated.
On January 22, 2020, we provided $246,000 of Senior Secured investments to PeopleConnect Holdings, Inc. and PubRec Holdings, Inc., online information commerce companies. Included in this investment is a $10,000 Revolving Line of Credit and a $5,000 Delayed Draw term loan, which were unfunded at close. On January 28, 2020, we sold $24,994 of our Senior Secured Term Loan investment and $1,082 of our Revolving Line of Credit commitment, or 10.6% of our initial investment, at a price of 98.0. As a result of the sale, we recorded a realized loss of $522 for the three months ended March 31, 2020.

On January 23, 2020, we provided $18,252 and $4,563 of Senior Secured Term Loan C and equity financing, respectively, to National Property REIT Corp. (“NPRC”) and its wholly-owned subsidiaries to support investments in rated secured structured notes. On January 31, 2020, we received partial repayments of $7,500 of our Senior Secured Term Loan B outstanding with NPRC and its wholly-owned subsidiaries.
The 2020 Notes December Tender Offer and the 2022 Notes December Tender Offer (collectively the “December Tender Offers”) expired at 12:00 midnight, New York City time, on January 23, 2020 (one minute after 11:59 p.m., New York City time, on January 22, 2020). As of the expiration date of the December Tender Offers, (i) $2,215 aggregate principal amount of the 2020 Notes, representing approximately 1.27% of the outstanding 2020 Notes, and (ii) $1,302 aggregate principal amount of the 2022 Notes, representing approximately 0.45% of the outstanding 2022 Notes, were validly tendered and accepted. Following the settlement of the December Tender Offers, (i) approximately $172,822 aggregate principal amount of the 2020 Notes remains outstanding, and (ii) approximately $290,825 aggregate principal amount of the 2022 Notes remains outstanding.
On January 24, 2020, we made a $30,000 first lien term loan investment in LGC US Finco, LLC, a manufacturer of industrial gaskets and fasteners.
On February 10, 2020, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.06 per share for February 2020 to holders of record on February 28, 2020 with a payment date of March 19, 2020.

•	$0.06 per share for March 2020 to holders of record on March 31, 2020 with a payment date of April 23, 2020.

•	$0.06 per share for April 2020 to holders of record on April 30, 2020 with a payment date of May 21, 2020.
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
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the six months ended December 31, 2019.
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

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of December 31, 2019 and June 30, 2019, our qualifying assets as a percentage of total assets, stood at 73.62% and 73.85%, respectively.
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

Our non-CLO investments are valued utilizing a yield technique, enterprise value (“EV”) technique, net asset value technique, asset recovery technique, discounted cash flow technique, or a combination of techniques, as appropriate. The yield technique uses loan spreads for loans and other relevant information implied by market data involving identical or comparable assets or liabilities. Under the EV technique, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation). To determine the EV, we typically use a market (multiples) valuation approach that considers relevant and applicable market trading data of guideline public companies, transaction metrics from precedent merger and acquisitions transactions, and/or a discounted cash flow technique. The net asset value technique, an income approach, is used to derive a value of an underlying investment (such as real estate property) by dividing a relevant earnings stream by an appropriate capitalization rate. For this purpose, we consider capitalization rates for similar properties as may be obtained from guideline public companies and/or relevant transactions. The asset recovery technique is intended to approximate the net recovery value of an investment based on, among other things, assumptions regarding liquidation proceeds based on a hypothetical liquidation of a portfolio company’s assets. The discounted cash flow technique converts future cash flows or earnings to a range of fair values from which a single estimate may be derived utilizing an appropriate discount rate. The fair value measurement is based on the net present value indicated by current market expectations about those future amounts.
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

Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of December 31, 2019, approximately 1.6% of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of December 31, 2019, we do not expect to have any excise tax due for the 2019 calendar year. Thus, we have not accrued any excise tax for this period.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 31, 2019, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2016 and thereafter remain subject to examination by the Internal Revenue Service.
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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of SEC registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of December 31, 2019 and June 30, 2019, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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
The following table provides the reconciliation of the components of distributable earnings (loss) to conform to the current period presentation for the six months ended December 31, 2018:

	Overdistributed net investment income	Realized gains (losses)	Net unrealized loss	Distributable earnings (loss)
Balance as of June 30, 2018	$(45,186)	$(465,493)	$(104,179)	$(614,858)
Net Increase in Net Assets Resulting from Operations:
Net investment income	165,970	0	0	165,970
Net realized gains	0	83	0	83
Net change in net unrealized losses	0	0	(149,647)	(149,647)
Distributions to Shareholders:
Distributions from net investment income	(131,531)	0	0	(131,531)
Tax reclassifications of net assets (Note 12)	31	0	0	31
Balance as of December 31, 2018	$(10,716)	$(465,410)	$(253,826)	$(729,952)

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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a LIBOR floor. Our loans typically have durations of one to three months after which they reset to current market interest rates. As of December 31, 2019, 86.33% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility and certain Prospect Capital InterNotes® issuances that are based on floating LIBOR rates. Interest on borrowings under the revolving credit facility is one-month LIBOR plus 220 basis points with no minimum LIBOR floor and an outstanding balance of $92,000 as of December 31, 2019. The Convertible Notes, Public Notes and Prospect Capital InterNotes® bear interest at fixed rates.
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in Subordinated Structured Notes) to our loan portfolio and outstanding debt as of December 31, 2019, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Net Investment Income (1)
Up 300 basis points	$80,268	$3	$80,265	$64,212
Up 200 basis points	$51,034	$2	$51,033	$40,826
Up 100 basis points	$21,801	$1	$21,800	$17,440
Down 100 basis points	$(16,963)	$—	$(16,963)	$(13,570)
Down 200 basis points	$(20,146)	$(1)	$(20,145)	$(16,116)
Down 300 basis points	$(20,146)	$(2)	$(20,144)	$(16,115)

(1)	Includes the impact of income incentive fees. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of December 31, 2019, one, two and three month LIBOR were 1.76%, 1.83% and 1.91%, respectively.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the year ended December 31, 2019, we did not engage in hedging activities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2019, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. These matters may relate to intellectual property, employment, tax, regulation, contract or other matters. The resolution of such matters as may arise will be subject to various uncertainties and, even if such claims are without merit, could result in the expenditure of significant financial and managerial resources. We are not aware of any material legal proceedings as of December 31, 2019.
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
Changes relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio or issued by us.
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
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Actions by the British Bankers’ Association, the United Kingdom Financial Conduct Authority or other regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities
At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”). Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.
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
Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
4.1	Seven Hundred Thirty-Sixth Supplemental Indenture dated as of October 3, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(3)
4.2	Seven Hundred Thirty-Seventh Supplemental Indenture dated as of October 3, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(3)
4.3	Seven Hundred Thirty-Eighth Supplemental Indenture dated as of October 3, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(3)
4.4	Seven Hundred Thirty-Ninth Supplemental Indenture dated as of October 3, 2019, to the U.S. Bank Indenture, and Form of 3.750% to 6.250% Prospect Capital InterNote® due 2029(3)
4.5	Seven Hundred Fortieth Supplemental Indenture dated as of October 10, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(4)
4.6	Seven Hundred Forty-First Supplemental Indenture dated as of October 10, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(4)
4.7	Seven Hundred Forty-Second Supplemental Indenture dated as of October 10, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(4)
4.8	Seven Hundred Forty-Third Supplemental Indenture dated as of October 10, 2019, to the U.S. Bank Indenture, and Form of 3.750% to 6.250% Prospect Capital InterNote® due 2029(4)
4.9	Seven Hundred Forty-Fourth Supplemental Indenture dated as of October 18, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(5)
4.10	Seven Hundred Forty-Fifth Supplemental Indenture dated as of October 18, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(5)
4.11	Seven Hundred Forty-Sixth Supplemental Indenture dated as of October 18, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(5)
4.12	Seven Hundred Forty-Seventh Supplemental Indenture dated as of October 24, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(6)
4.13	Seven Hundred Forty-Eighth Supplemental Indenture dated as of October 24, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(6)
4.14	Seven Hundred Forty-Ninth Supplemental Indenture dated as of October 24, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(6)
4.15	Seven Hundred Fiftieth Supplemental Indenture dated as of October 31, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(7)
4.16	Seven Hundred Fifty-First Supplemental Indenture dated as of October 31, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(7)
4.17	Seven Hundred Fifty-Second Supplemental Indenture dated as of October 31, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(7)
4.18	Seven Hundred Fifty-Third Supplemental Indenture dated as of November 7, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2024(8)
4.19	Seven Hundred Fifty-Fourth Supplemental Indenture dated as of November 7, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2026(8)
4.20	Seven Hundred Fifty-Fifth Supplemental Indenture dated as of November 7, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2029(8)
4.21	Seven Hundred Fifty-Sixth Supplemental Indenture dated as of November 21, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2024(9)

Exhibit No.
4.22	Seven Hundred Fifty-Seventh Supplemental Indenture dated as of November 21, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2026(9)
4.23	Seven Hundred Fifty-Eighth Supplemental Indenture dated as of November 21, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2029(9)
4.24	Seven Hundred Fifty-Ninth Supplemental Indenture dated as of November 29, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2024(10)
4.25	Seven Hundred Sixtieth Supplemental Indenture dated as of November 29, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2026(10)
4.26	Seven Hundred Sixty-First Supplemental Indenture dated as of November 29, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2029(10)
4.27	Seven Hundred Sixty-Second Supplemental Indenture dated as of December 5, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2024(11)
4.28	Seven Hundred Sixty-Third Supplemental Indenture dated as of December 5, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2026(11)
4.29	Seven Hundred Sixty-Fourth Supplemental Indenture dated as of December 5, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2029(11)
4.30	Seven Hundred Sixty-Fifth Supplemental Indenture dated as of December 12, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2024(12)
4.31	Seven Hundred Sixty-Sixth Supplemental Indenture dated as of December 12, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2026(12)
4.32	Seven Hundred Sixty-Seventh Supplemental Indenture dated as of December 12, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2029(12)
4.33	Seven Hundred Sixty-Eighth Supplemental Indenture dated as of December 19, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(13)
4.34	Seven Hundred Sixty-Ninth Supplemental Indenture dated as of December 19, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(13)
4.35	Seven Hundred Seventieth Supplemental Indenture dated as of December 19, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(13)
4.36	Seven Hundred Seventy-First Supplemental Indenture dated as of December 27, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2024(14)
4.37	Seven Hundred Seventy-Second Supplemental Indenture dated as of December 27, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2026(14)
4.38	Seven Hundred Seventy-Third Supplemental Indenture dated as of December 27, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2029(14)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on October 3, 2019.
(4)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on October 10, 2019.
(5)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on October 18, 2019.

(6)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on October 24, 2019.
(7)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on October 31, 2019.
(8)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on November 7, 2019.
(9)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on November 21, 2019.
(10)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on November 29, 2019.
(11)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on December 5, 2019.
(12)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on December 12, 2019.
(13)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on December 19, 2019.
(14)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on December 27, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT CAPITAL CORPORATION

February 10, 2020	By:	/s/ JOHN F. BARRY III
Date		John F. Barry III
Chairman of the Board and Chief Executive Officer

February 10, 2020	By:	/s/ KRISTIN L. VAN DASK
Date		Kristin L. Van Dask
Chief Financial Officer