Form 10-Q
period 2020-03-31
PROSPECT CAPITAL CORP
filed 2020-05-11
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of May 8, 2020, there were 369,356,358 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,”
“intend,” “estimate,” “anticipate,” “project,” “will,” “should,” “could,” “may,” “plan” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended June 30, 2019, and those described from time to time in reports that we have filed or in the future may file with the Securities and Exchange Commission.

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

•
the impact of global health epidemics, including, but not limited to, the recent and ongoing novel coronavirus (“Wuhan Virus”) pandemic, on our and our portfolio companies’ business and the global economy;

•	uncertainty surrounding the financial stability of the United States, Europe, and China;

•	the ability of our portfolio companies to achieve their objectives;

•
difficulty in obtaining financing or raising capital, especially in the current credit and equity environment, and the impact of a protracted decline in the liquidity of credit markets on our and our portfolio companies’ business;

•	the level and volatility of prevailing interest rates and credit spreads, magnified by the current turmoil in the credit markets;

•	the impact of changes in London Interbank Offered Rate (“LIBOR”) on our operating results;

•	adverse developments in the availability of desirable loan and investment opportunities whether they are due to competition, regulation or otherwise;

•	a compression of the yield on our investments and the cost of our liabilities, as well as the level of leverage available to us;

•	our regulatory structure and tax treatment, including our ability to operate as a business development company and a regulated investment company;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Investment Adviser to locate suitable investments for us and to monitor and administer our investments; and

•
authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission, Internal Revenue Service, the NASDAQ Global Select Market, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business.

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	March 31, 2020	June 30, 2019

	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $2,290,680 and $2,385,806, respectively)	$2,208,472	$2,475,924
Affiliate investments (amortized cost of $159,642 and $177,616, respectively)	79,455	76,682
Non-control/non-affiliate investments (amortized cost of $3,356,316 and $3,368,880, respectively)	2,856,615	3,100,947
Total investments at fair value (amortized cost of $5,806,638 and $5,932,302, respectively)	5,144,542	5,653,553
Cash	46,646	107,098
Receivables for:
Interest, net	15,653	26,504
Other	723	3,326
Deferred financing costs on Revolving Credit Facility (Note 4)	9,688	8,529
Prepaid expenses	344	1,053
Total Assets	5,217,596	5,800,063
Liabilities
Revolving Credit Facility (Notes 4 and 8)	165,600	167,000
Public Notes (less unamortized discount and debt issuance costs of $12,206 and $13,826, respectively) (Notes 6 and 8)	781,513	780,548
Prospect Capital InterNotes® (less unamortized debt issuance costs of $13,042 and $12,349, respectively) (Notes 7 and 8)	659,517	695,350
Convertible Notes (less unamortized debt issuance costs of $9,810 and $13,867, respectively) (Notes 5 and 8)	577,391	739,997
Due to Prospect Capital Management (Note 13)	43,744	46,525
Interest payable	19,950	34,104
Dividends payable	22,069	22,028
Accrued expenses	5,192	5,414
Due to Prospect Administration (Note 13)	8,482	1,885
Due to Affiliate (Note 13)	38	—
Other liabilities	725	937
Total Liabilities	2,284,221	2,493,788
Commitments and Contingencies (Note 3)
Net Assets	$2,933,375	$3,306,275

Components of Net Assets
Common stock, par value $0.001 per share (1,000,000,000 common shares authorized; 367,817,926 and 367,131,025 issued and outstanding, respectively) (Note 9)	$368	$367
Paid-in capital in excess of par (Note 9)	4,044,185	4,039,872
Total distributable earnings (loss)	(1,111,178)	(733,964)
Net Assets	$2,933,375	$3,306,275
Net Asset Value Per Share (Note 16)	$7.98	$9.01

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Investment Income
Interest income:
Control investments	$51,833	$51,078	$152,301	$161,206
Affiliate investments	2,623	230	5,325	631
Non-control/non-affiliate investments	57,960	67,656	179,062	204,944
Structured credit securities	26,390	36,112	88,733	105,731
Total interest income	138,806	155,076	425,421	472,512
Dividend income:
Control investments	2,267	3,612	9,335	31,277
Affiliate investments	—	659	—	659
Non-control/non-affiliate investments	310	253	1,005	781
Total dividend income	2,577	4,524	10,340	32,717
Other income:
Control investments	9,440	10,799	34,012	29,331
Non-control/non-affiliate investments	3,678	710	8,528	4,854
Total other income (Note 10)	13,118	11,509	42,540	34,185
Total Investment Income	154,501	171,109	478,301	539,414
Operating Expenses
Base management fee (Note 13)	26,625	29,540	82,631	92,684
Income incentive fee (Note 13)	17,119	19,315	51,855	60,808
Interest and credit facility expenses	37,646	38,946	113,603	117,510
Allocation of overhead from Prospect Administration (Note 13)	4,096	2,084	13,601	11,091
Audit, compliance and tax related fees	421	680	2,729	3,462
Directors’ fees	113	112	339	341
Other general and administrative expenses	5	3,170	6,122	10,286
Total Operating Expenses	86,025	93,847	270,880	296,182
Net Investment Income	68,476	77,262	207,421	243,232
Net Realized and Net Change in Unrealized Gains (Losses) from Investments
Net realized gains (losses)
Control investments	—	11,507	—	14,309
Non-control/non-affiliate investments	26	(2,024)	(263)	(792)
Net realized gains (losses)	26	9,483	(263)	13,517
Net change in unrealized (losses) gains
Control investments	(97,444)	11,686	(172,328)	(22,129)
Affiliate investments	(9,516)	(4,101)	20,746	(23,750)
Non-control/non-affiliate investments	(150,037)	(2,155)	(231,766)	(98,338)
Net change in unrealized (losses) gains	(256,997)	5,430	(383,348)	(144,217)
Net Realized and Net Change in Unrealized (Losses) Gains from Investments	(256,971)	14,913	(383,611)	(130,700)
Net realized gains (losses) on extinguishment of debt	2,796	(2,980)	(2,647)	(6,931)
Net (Decrease) Increase in Net Assets Resulting from Operations	$(185,699)	$89,195	$(178,837)	$105,601
Net (decrease) increase in net assets resulting from operations per share	$(0.51)	$0.24	$(0.49)	$0.29
Dividends declared per share	$(0.18)	$(0.18)	$(0.54)	$(0.54)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)
(Unaudited)

	Common Stock
Nine Months Ended March 31, 2019	Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)	Total Net Assets
Balance as of June 30, 2018	364,409,938	$364	$4,021,541	$(614,858)	$3,407,047
Net Decrease in Net Assets resulting from Operations:
Net investment income				243,232	243,232
Net realized gains				6,586	6,586
Net change in unrealized losses				(144,217)	(144,217)
Distributions to Shareholders					—
Distributions from earnings				(197,555)	(197,555)
Shares issued through reinvestment of dividends	2,475,036	3	16,719		16,722
Tax reclassifications of net assets (Note 12)			(31)	31	—
Total increase (decrease) for the nine months ended March 31, 2019	2,475,036	3	16,688	(91,923)	(75,232)
Balance as of March 31, 2019	366,884,974	$367	$4,038,229	$(706,781)	$3,331,815

	Common Stock
Nine Months Ended March 31, 2020	Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)	Total Net Assets
Balance as of June 30, 2019	367,131,025	$367	$4,039,872	$(733,964)	$3,306,275
Net Decrease in Net Assets resulting from Operations:
Net investment income				207,421	207,421
Net realized losses				(2,910)	(2,910)
Net change in unrealized losses				(383,348)	(383,348)
Distributions to Shareholders					—
Distributions from earnings				(198,455)	(198,455)
Shares issued through reinvestment of dividends	686,901	1	4,391		4,392
Tax reclassifications of net assets (Note 12)			(78)	78	—
Total increase (decrease) for the nine months ended March 31, 2020	686,901	1	4,313	(377,214)	(372,900)
Balance as of March 31, 2020	367,817,926	$368	$4,044,185	$(1,111,178)	$2,933,375

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (CONTINUED)
(in thousands, except share data)
(Unaudited)

	Common Stock
Three Months Ended March 31, 2019	Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)	Total Net Assets
Balance as of December 31, 2018	366,055,966	$366	$4,032,761	$(729,952)	$3,303,175
Net Increase in Net Assets resulting from Operations:
Net investment income				77,262	77,262
Net realized gains				6,503	6,503
Net change in unrealized losses				5,430	5,430
Distributions to Shareholders					—
Distributions from earnings				(66,024)	(66,024)
Shares issued through reinvestment of dividends	829,008	1	5,468		5,469
Total increase (decrease) for the three months ended March 31, 2019	829,008	1	5,468	23,171	28,640
Balance as of March 31, 2019	366,884,974	$367	$4,038,229	$(706,781)	$3,331,815

	Common Stock
Three Months Ended March 31, 2020	Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)	Total Net Assets
Balance as of December 31, 2019	367,584,244	$367	$4,042,785	$(859,287)	$3,183,865
Net Decrease in Net Assets resulting from Operations:
Net investment income				68,476	68,476
Net realized gains				2,822	2,822
Net change in unrealized losses				(256,997)	(256,997)
Distributions to Shareholders					—
Distributions from earnings				(66,192)	(66,192)
Shares issued through reinvestment of dividends	233,682	1	1,400		1,401
Total increase (decrease) for the three months ended March 31, 2020	233,682	1	1,400	(251,891)	(250,490)
Balance as of March 31, 2020	367,817,926	$368	$4,044,185	$(1,111,178)	$2,933,375

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Nine Months Ended March 31,
	2020	2019
Operating Activities
Net (decrease) increase in net assets resulting from operations	$(178,837)	$105,601
Net realized losses on extinguishment of debt	2,647	6,931
Net realized losses (gains) on investments	263	(13,517)
Net change in net unrealized losses (gains) on investments	383,348	144,217
Amortization of discounts (accretion of premiums), net	5,750	(2,654)
Accretion of discount on Public Notes (Note 6)	775	406
Amortization of deferred financing costs	6,342	8,699
Payment-in-kind interest	(35,134)	(29,663)
Structuring fees	(5,562)	(3,434)
Change in operating assets and liabilities:
Payments for purchases of investments	(721,764)	(483,508)
Proceeds from sale of investments and collection of investment principal	882,111	415,165
Increase in due to broker	—	25,660
Decrease in due to Prospect Capital Management	(2,781)	(190)
Decrease in interest receivable, net	10,851	2,858
Decrease in interest payable	(14,154)	(8,315)
(Decrease) increase in accrued expenses	(222)	52
Decrease in due from broker	—	2,490
Increase in due to affiliates	38	—
Decrease in other liabilities	(212)	(903)
Decrease in other receivables	2,603	882
Decrease in prepaid expenses	709	699
Increase (decrease) in due to Prospect Administration	6,597	(405)
Net Cash Provided by Operating Activities	343,368	171,071
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	990,000	912,154
Principal payments under Revolving Credit Facility (Note 4)	(991,400)	(850,154)
Issuances of Public Notes, net of original issue discount (Note 6)	—	215,638
Redemptions of Public Notes (Note 6)	(446)	(153,536)
Redemptions of Convertible Notes, net (Note 5)	(165,159)	(246,670)
Issuance of Convertible Notes (Note 5)	—	201,250
Issuances of Prospect Capital InterNotes® (Note 7)	224,934	124,643
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(260,074)	(130,846)
Financing costs paid and deferred	(7,651)	(26,057)
Dividends paid	(194,024)	(180,685)
Net Cash Used in Financing Activities	(403,820)	(134,263)
Net (Decrease) Increase in Cash	(60,452)	36,808
Cash at beginning of period	107,098	83,758
Cash at End of Period	$46,646	$120,566
Supplemental Disclosures
Cash paid for interest	$120,640	$116,720
Purchases of investments settled net of proceeds from sale of investments	$61,086	$—
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$4,392	$16,722
Cost basis of investments written off as worthless	$2,420	$371

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2020 (Unaudited)
(in thousands, except share data)

				March 31, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(49)

CP Energy Services Inc.(20)	Energy Equipment & Services	Senior Secured Term Loan (12.46% (LIBOR + 11.00% with 1.00% LIBOR floor), due 12/29/2022)(11)(46)	10/1/2017	$35,622	$35,622	$35,622	1.2%
		Senior Secured Term Loan A to Spartan Energy Services, Inc. (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 12/31/2022)(13)	10/20/2014	13,156	13,156	13,156	0.5%
		Senior Secured Term Loan B to Spartan Energy Services, Inc. (15.00% PIK (LIBOR + 14.00% with 1.00% LIBOR floor), in non-accrual status effective 1/1/2020, due 12/31/2022)(13)	10/20/2014	24,302	23,361	6,400	0.2%
		Series B Convertible Preferred Stock (16.00%, 790 shares)(16)	10/30/2015		63,225	17,591	0.6%
		Common Stock (102,924 shares)(16)	8/2/2013		86,241	—	—%
					221,605	72,769	2.5%
Credit Central Loan Company, LLC(21)	Consumer Finance	Subordinated Term Loan (10.00% plus 10.00% PIK, due 6/26/2024)(14)(46)	12/28/2012	59,785	56,705	59,785	2.0%
		Class A Units (14,867,312 units)(14)(16)	12/28/2012		19,331	11,802	0.4%
		Net Revenues Interest (25% of Net Revenues)(14)(16)	1/28/2015		—	—	—%
					76,036	71,587	2.4%
Echelon Transportation, LLC	Aerospace & Defense	Senior Secured Term Loan (11.75% (LIBOR + 9.75% with 2.00% LIBOR floor) plus 2.25% PIK, due 3/31/2022)(13)(46)	3/31/2014	42,572	42,572	42,572	1.5%
		Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 1.00% PIK, due 12/7/2024)(13)(46)	12/9/2016	20,399	20,399	20,399	0.7%
		Membership Interest (100%)(16)	3/31/2014		22,738	21,869	0.7%
					85,709	84,840	2.9%
First Tower Finance Company LLC(23)	Consumer Finance	Subordinated Term Loan to First Tower, LLC (10.00% plus 10.50% PIK, due 6/24/2024)(14)(46)	6/24/2014	274,350	274,350	274,350	9.3%
		Class A Units (95,709,910 units)(14)(16)	6/14/2012		81,146	198,835	6.8%
					355,496	473,185	16.1%
Freedom Marine Solutions, LLC(24)	Energy Equipment & Services	Membership Interest (100%)(16)	11/9/2006		43,892	15,418	0.5%
					43,892	15,418	0.5%
InterDent, Inc.(29)	Health Care Providers & Services	Senior Secured Term Loan A/B (7.05% (LIBOR + 5.05% with 2.00% LIBOR floor), due 9/5/2020)(13)	8/1/2018	14,000	14,000	14,000	0.5%
		Senior Secured Term Loan A (6.49% (LIBOR + 5.50% with 0.75% LIBOR floor), due 9/5/2020)(13)	8/3/2012	77,994	77,994	77,994	2.6%
		Senior Secured Term Loan B (10.00% PIK, due 9/5/2020)(46)	8/3/2012	125,276	125,276	110,358	3.8%
		Senior Secured Term Loan C (18.00% PIK, in non-accrual status effective 10/1/2018, due 9/5/2020)	3/22/2018	46,800	35,766	—	—%
		Senior Secured Term Loan D (1.00% PIK, in non-accrual status effective 10/1/2018, due 9/5/2020)	9/19/2018	8,834	8,751	—	—%
		Common Stock (99,900 shares)(16)	5/3/2019		1	—	—%
					261,788	202,352	6.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2020 (Unaudited)
(in thousands, except share data)

				March 31, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(49)

Kickapoo Ranch Pet Resort	Diversified Consumer Services	Membership Interest (100%)(16)	8/26/2019		$2,378	$3,838	0.1%
					2,378	3,838	0.1%
MITY, Inc.(25)	Commercial Services & Supplies	Senior Secured Note A (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor), due 6/30/2020)(3)(11)	9/19/2013	$26,250	26,250	26,250	0.9%
		Senior Secured Note B (10.00% (LIBOR + 7.00% with 3.00% LIBOR floor) plus 10.00% PIK, due 6/30/2020)(3)(11)(46)	9/19/2013	32,187	32,187	28,923	1.0%
		Subordinated Unsecured Note to Broda Enterprises ULC (10.00%, due 1/1/2028)(14)	9/19/2013	5,683	6,488	—	—%
		Common Stock (42,053 shares)(16)	9/19/2013		6,849	—	—%
					71,774	55,173	1.9%
National Property REIT Corp.(26)	Equity Real Estate Investment Trusts (REITs) / Online Lending / Structured Finance	Senior Secured Term Loan A (6.50% (LIBOR + 3.50% with 3.00% LIBOR floor) plus 5.00% PIK, due 12/31/2023)(11)(46)	12/31/2018	311,218	311,218	311,218	10.6%
		Senior Secured Term Loan B (5.00% (LIBOR + 2.00% with 3.00% LIBOR floor) plus 5.50% PIK, due 12/31/2023)(11)(46)	12/31/2018	59,316	59,316	57,639	2.0%
		Senior Secured Term Loan C (13.46% (LIBOR + 12.00% with 1.00% LIBOR floor) plus 2.25% PIK, due 12/31/2023)(11)(46)	10/31/2019	78,359	78,359	78,359	2.7%
		Residual Profit Interest(37)	12/31/2018		—	36,934	1.2%
		Common Stock (3,253,060 shares)(52)	12/31/2013		183,426	415,862	14.2%
					632,319	900,012	30.7%
Nationwide Loan Company LLC(27)	Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC (10.00% plus 10.00% PIK, due 6/18/2020)(14)(46)	6/18/2014	19,588	19,588	19,588	0.7%
		Class A Units (38,550,460 units)(14)	1/31/2013		20,462	15,678	0.5%
					40,050	35,266	1.2%
NMMB, Inc.(28)	Media	Delayed Draw Term Loan – $10,000 Commitment (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 12/30/2024)(11)(15)	3/25/2020	—	—	—	—%
		Senior Secured Note (10.50% (LIBOR + 8.50% with 2.00% LIBOR floor), due 12/30/2024)(11)	12/30/2019	5,062	5,062	5,062	0.1%
		Common Stock (21,419 shares)	12/30/2019	—	12,869	31,498	1.1%
					17,931	36,560	1.2%
Pacific World Corporation(40)	Personal Products	Revolving Line of Credit – $26,000 Commitment (8.25% (LIBOR + 7.25% with 1.00% LIBOR floor), in non-accrual status effective 10/1/2019, due 9/26/2020)(13)(15)	9/26/2014	19,625	19,625	19,625	0.7%
		Senior Secured Term Loan A (6.25% PIK (LIBOR + 5.25% with 1.00% LIBOR floor), in non-accrual status effective 10/24/2018, due 9/26/2020)(13)	12/31/2014	105,045	92,277	33,599	1.1%
		Senior Secured Term Loan B (11.20% PIK (LIBOR + 9.25% with 1.00% LIBOR floor), in non-accrual status effective 5/21/2018, due 9/26/2020)(13)	12/31/2014	119,927	96,500	—	—%
		Convertible Preferred Equity (247,330 shares)(16)	6/15/2018		37,100	—	—%
		Common Stock (6,778,414 shares)(16)	9/29/2017		—	—	—%
					245,502	53,224	1.8%
R-V Industries, Inc.	Machinery	Senior Subordinated Note (10.46% (LIBOR + 9.00% with 1.00% LIBOR floor), due 3/31/2022)(3)(11)	6/12/2013	28,622	28,622	28,622	1.0%
		Common Stock (745,107 shares)(16)	6/26/2007		6,866	9,221	0.3%
					35,488	37,843	1.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2020 (Unaudited)
(in thousands, except share data)

				March 31, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(49)

Universal Turbine Parts, LLC(34)	Trading Companies & Distributors	Delayed Draw Term Loan – $5,000 Commitment (10.25% (LIBOR + 7.75% with 2.50% LIBOR floor), due 7/22/2021)(13)(15)	2/28/2019	$2,894	$2,894	$2,894	0.1%
		Senior Secured Term Loan A (7.21% (LIBOR + 5.75% with 1.00% LIBOR floor), due 7/22/2021)(11)	7/22/2016	30,225	30,225	25,339	0.9%
		Senior Secured Term Loan B (13.21% PIK (LIBOR + 11.75% with 1.00% LIBOR floor), in non-accrual status effective 7/1/2018, due 7/22/2021)(11)	7/22/2016	41,553	32,500	—	—%
		Common Stock (10,000 units)(16)	12/10/2018		—	—	—%
					65,619	28,233	1.0%
USES Corp.(30)	Commercial Services & Supplies	Senior Secured Term Loan A (9.00% PIK, in non-accrual status effective 4/1/2016, due 7/29/2022)	3/31/2014	49,199	30,651	16,182	0.6%
		Senior Secured Term Loan B (15.50% PIK, in non-accrual status effective 4/1/2016, due 7/29/2022)	3/31/2014	63,752	35,568	—	—%
		Common Stock (268,962 shares)(16)	6/15/2016		—	—	—%
					66,219	16,182	0.6%
Valley Electric Company, Inc.(31)	Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc. (8.00% (LIBOR + 5.00% with 3.00% LIBOR floor) plus 2.50% PIK, due 12/31/2024)(3)(11)(46)	12/31/2012	10,430	10,430	10,430	0.4%
		Senior Secured Note (8.00% plus 10.00% PIK, due 6/23/2024)(46)	6/24/2014	33,301	33,301	33,301	1.1%
		Consolidated Revenue Interest (2.0%)(38)	6/22/2018		—	2,616	0.1%
		Common Stock (50,000 shares)	12/31/2012		25,143	75,643	2.6%
					68,874	121,990	4.2%
Total Control Investments					$2,290,680	$2,208,472	75.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2020 (Unaudited)
(in thousands, except share data)

				March 31, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Affiliate Investments (5.00% to 24.99% voting control)(48)

Edmentum Ultimate Holdings, LLC(22)	Diversified Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. – $7,834 Commitment (5.00% PIK, due 12/9/2021)(15)(46)	6/9/2015	$8,434	$8,434	$8,434	0.3%
		Unsecured Senior PIK Note (8.50% PIK, due 12/9/2021)(46)	6/9/2015	8,734	8,734	8,734	0.3%
		Unsecured Junior PIK Note (10.00% PIK, due 12/9/2021)(46)	6/9/2015	41,998	27,614	39,529	1.3%
		Class A Units (370,964 units)(16)	6/9/2015	—	6,577	—	—%
					51,359	56,697	1.9%
Nixon, Inc.(39)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)(16)	5/12/2017	—	—	—	—%
					—	—	—%
Targus Cayman HoldCo Limited(33)	Textiles, Apparel & Luxury Goods	Common Stock (7,383,395 shares)	2/12/2016	—	2,805	18,042	0.6%
					2,805	18,042	0.6%
United Sporting Companies, Inc.(18)	Distributors	Second Lien Term Loan (13.25% (LIBOR + 11.00% with 1.75% LIBOR floor) plus 2.00% PIK, in non-accrual status effective 4/1/2017, due 11/16/2019)(13)	9/28/2012	147,470	105,478	4,716	0.2%
		Common Stock (218,941 shares)(16)	5/2/2017	—	—	—	—%
					105,478	4,716	0.2%
Total Affiliate Investments					$159,642	$79,455	2.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2020 (Unaudited)
(in thousands, except share data)

				March 31, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan (8.55% (LIBOR + 7.75%), due 10/1/2026)(3)(8)(13)	10/10/2018	$25,000	$24,847	$25,000	0.9%
					24,847	25,000	0.9%
ACE Cash Express, Inc.	Consumer Finance	Senior Secured Note (12.00%, due 12/15/2022)(8)(14)	12/15/2017	30,000	28,685	24,651	0.8%
					28,685	24,651	0.8%
Ahead Data Blue, LLC	IT Services	Second Lien Term Loan (10.00% (LIBOR + 8.50% with 1.50% LIBOR floor), due 11/8/2025)(3)(13)	12/13/2019	70,000	70,000	70,000	2.4%
					70,000	70,000	2.4%
Apidos CLO XI	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 8.47%, due 10/17/2030)(5)(14)	1/17/2013	40,500	32,907	25,004	0.9%
					32,907	25,004	0.9%
Apidos CLO XII	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.71%, due 4/15/2031)(5)(14)	4/18/2013	52,203	37,578	28,408	1.0%
					37,578	28,408	1.0%
Apidos CLO XV	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 13.13%, due 4/21/2031)(5)(14)	10/16/2013	48,515	38,910	27,649	0.9%
					38,910	27,649	0.9%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 14.15%, due 4/21/2031)(5)(14)	10/14/2015	35,855	29,998	23,429	0.8%
					29,998	23,429	0.8%
Ark-La-Tex Wireline Services, LLC	Energy Equipment & Services	Escrow Receivable	4/8/2014		—	—	—%
					—	—	—%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	Revolving Line of Credit – $3,000 Commitment (10.75% (LIBOR + 8.75% with 2.00% LIBOR floor), due 4/30/2021)(11)(15)	2/21/2013	2,000	2,000	2,000	0.1%
		Senior Secured Term Loan (10.75% (LIBOR + 8.75% with 2.00% LIBOR floor), due 4/30/2021)(3)(11)	2/21/2013	72,215	72,215	72,215	2.5%
					74,215	74,215	2.6%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 5.11%, due 7/20/2029)(5)(14)	11/18/2014	83,098	48,635	30,372	1.0%
					48,635	30,372	1.0%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	Senior Secured Note (9.77% (LIBOR + 8.50% with 1.25% LIBOR floor), due 12/02/2022)(3)(11)	12/4/2017	171,927	171,927	170,497	5.8%
					171,927	170,497	5.8%
Brookside Mill CLO Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 1/17/2028)(5)(14)(17)	5/23/2013	36,300	17,553	11,212	0.4%
					17,553	11,212	0.4%
California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 7.41%, due 7/16/2032)(5)(14)	5/8/2012	58,915	41,325	27,670	0.9%
					41,325	27,670	0.9%
Candle-Lite Company, LLC	Household Products	Senior Secured Term Loan A (7.09% (LIBOR + 5.50% with 1.25% LIBOR floor), due 1/23/2023)(3)(11)	1/23/2018	12,000	12,000	11,943	0.4%
		Senior Secured Term Loan B (11.09% (LIBOR + 9.50% with 1.25% LIBOR floor), due 1/23/2023)(3)(11)	1/23/2018	12,500	12,500	11,905	0.4%
					24,500	23,848	0.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2020 (Unaudited)
(in thousands, except share data)

				March 31, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan (9.32% (LIBOR + 8.25% with 1.00% LIBOR floor), due 10/7/2022)(3)(8)(53)	10/7/2014	$98,982	$98,769	$98,982	3.4%
					98,769	98,982	3.4%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 19.27%, due 4/30/2031)(5)(14)	2/21/2013	24,870	15,090	12,316	0.4%
					15,090	12,316	0.4%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 19.32%, due 7/15/2030)(5)(14)	4/12/2017	25,534	17,885	15,788	0.5%
					17,885	15,788	0.5%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.03%, due 10/20/2029)(5)(14)	9/13/2016	32,200	32,966	24,910	0.8%
					32,966	24,910	0.8%
CCPI Inc.(19)	Electronic Equipment, Instruments & Components	Escrow Receivable	2/28/2019		—	2,337	0.1%
					—	2,337	0.1%
CCS-CMGC Holdings, Inc.	Health Care Providers & Services	First Lien Term Loan (7.28% (LIBOR + 5.50%), due 10/1/2025)(3)(8)(11)	5/23/2019	3,639	3,588	3,492	0.1%
		First Lien Term Loan (6.57% (LIBOR + 5.50%), due 10/1/2025)(3)(8)(53)	5/23/2019	6,009	5,925	5,765	0.2%
		Second Lien Term Loan (10.78% (LIBOR + 9.00%), due 10/1/2026)(3)(8)(11)	10/12/2018	37,000	36,421	35,752	1.2%
					45,934	45,009	1.5%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 10.64%, due 7/27/2030)(5)(14)	6/18/2014	49,552	38,925	25,563	0.9%
					38,925	25,563	0.9%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 9.21%, due 4/24/2031)(5)(14)	9/12/2013	44,100	29,695	20,909	0.7%
					29,695	20,909	0.7%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 12.90%, due 4/28/2031)(5)(14)	11/14/2013	45,500	32,887	27,111	0.9%
					32,887	27,111	0.9%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 15.31%, due 10/17/2030)(5)(14)	9/3/2014	44,467	31,251	22,535	0.8%
					31,251	22,535	0.8%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 9.23%, due 10/21/2031)(5)(14)	12/21/2016	34,000	30,149	26,028	0.9%
					30,149	26,028	0.9%
Cinedigm DC Holdings, LLC	Entertainment	Senior Secured Term Loan (11.00% (LIBOR + 9.00% with 2.00% LIBOR floor) plus 2.50% PIK, due 3/31/2021)(11)(46)	2/28/2013	12,205	12,155	12,205	0.4%
					12,155	12,205	0.4%
Class Valuation, LLC	Real Estate Management & Development	Senior Secured Term Loan (9.75% (LIBOR + 8.25% with 1.50% LIBOR floor), due 3/10/2023)(3)(11)	3/12/2018	38,222	38,222	38,222	1.3%
					38,222	38,222	1.3%
Collections Acquisition Company, Inc.	Diversified Financial Services	Senior Secured Term Loan (10.15% (LIBOR + 7.65% with 2.50% LIBOR floor), due 6/3/2024)(3)(11)	12/3/2019	30,216	30,216	30,216	1.0%
					30,216	30,216	1.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2020 (Unaudited)
(in thousands, except share data)

				March 31, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 13.12%, due 10/25/2028)(5)(14)	1/15/2014	$40,275	$23,121	$20,941	0.7%
					23,121	20,941	0.7%
Coverall North America, Inc.	Commercial Services & Supplies	Senior Secured Term Loan A (7.46% (LIBOR + 6.00% with 1.00% LIBOR floor), due 5/3/2021)(3)(11)	11/2/2015	3,100	3,100	3,100	0.1%
		Senior Secured Term Loan B (12.46% (LIBOR + 11.00% with 1.00% LIBOR floor), due 5/3/2021)(3)(11)	11/2/2015	22,750	22,750	22,750	0.8%
					25,850	25,850	0.9%
CP VI Bella Midco	IT Services	Second Lien Term Loan (7.74% (LIBOR + 6.75%), due 12/29/2025)(3)(8)(13)	2/26/2018	15,750	15,709	15,750	0.5%
					15,709	15,750	0.5%
Digital Room, LLC	Commercial Services & Supplies	First Lien Term Loan (6.45% (LIBOR + 5.00%), due 5/21/2026)(3)(8)(11)	5/29/2019	25	25	24	—%
		First Lien Term Loan (6.07% (LIBOR + 5.00%), due 5/21/2026)(3)(8)(13)	5/29/2019	9,900	9,778	9,341	0.3%
		Second Lien Term Loan (10.07% (LIBOR + 9.00%), due 5/21/2027)(3)(8)(53)	5/30/2019	70,000	70,000	65,510	2.3%
					79,803	74,875	2.6%
Dunn Paper, Inc.	Paper & Forest Products	First Lien Term Loan (5.75% (LIBOR + 4.75% with 1.00% LIBOR floor), due 8/26/2022)(3)(8)(13)	11/27/2019	4,488	4,382	4,363	0.1%
		Second Lien Term Loan (9.75% (LIBOR + 8.75% with 1.00% LIBOR floor), due 8/26/2023)(3)(8)(13)	10/7/2016	11,500	11,387	11,122	0.4%
					15,769	15,485	0.5%
Easy Gardener Products, Inc.	Household Durables	Senior Secured Term Loan (11.46% (LIBOR + 10.00% with 0.25% LIBOR floor), in non-accrual status effective 10/1/2019, due 09/30/2020)(11)(16)	10/2/2015	15,719	15,719	4,799	0.2%
					15,719	4,799	0.2%
EDSCO Holding Company LLC	Machinery	Senior Secured Term Loan (7.50% (LIBOR + 6.00% with 1.50% LIBOR floor), due 1/10/2025)(3)(11)	1/10/2020	20,000	20,000	20,000	0.7%
					20,000	20,000	0.7%
Engine Group, Inc.(7)	Media	Senior Secured Term Loan (7.25% (PRIME + 4.00%), due 9/15/2022)(8)(54)	9/25/2017	4,220	4,220	3,619	0.1%
		Second Lien Term Loan (11.25% (PRIME + 8.00%), due 9/15/2023)(3)(8)(54)	9/25/2017	35,000	35,000	18,380	0.6%
					39,220	21,999	0.7%
EXC Holdings III Corp	Technology Hardware, Storage & Peripherals	Second Lien Term Loan (9.41% (LIBOR + 7.50% with 1.00% LIBOR floor), due 12/01/2025)(3)(8)(11)	12/5/2017	12,500	12,411	11,851	0.4%
					12,411	11,851	0.4%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 9.66%, due 10/15/2030)(5)(14)	3/14/2013	50,525	35,628	23,188	0.8%
					35,628	23,188	0.8%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 7.13%, due 5/16/2031)(5)(14)	11/5/2013	24,575	16,437	10,938	0.4%
					16,437	10,938	0.4%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 7.15%, due 7/15/2031)(5)(14)	6/27/2014	39,905	28,629	16,178	0.6%
					28,629	16,178	0.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2020 (Unaudited)
(in thousands, except share data)

				March 31, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

GEON Performance Solutions, LLC	Chemicals	Revolving Line of Credit – $3,621 Commitment (10.00% (PRIME+5.25%) , due10/25/2024)(15)(54)	12/12/2019	$769	$769	$763	—%
		First Lien Term Loan (7.88% (LIBOR+6.25% with 1.63% LIBOR floor), due10/25/2024)(3)(13)	12/12/2019	31,301	31,138	31,042	1.1%
					31,907	31,805	1.1%
Global Tel*Link Corporation	Diversified Telecommunication Services	First Lien Term Loan (5.70% (LIBOR + 4.25%), due 11/29/2025)(3)(8)(11)	8/20/2019	9,925	9,553	8,970	0.3%
		Second Lien Term Loan (9.70% (LIBOR + 8.25%), due 11/29/2026)(3)(8)(11)	12/4/2018	40,170	39,364	37,612	1.3%
					48,917	46,582	1.6%
GlobalTranz Enterprises, Inc.	Air Freight & Logistics	Second Lien Term Loan (9.18% (LIBOR + 8.25%), due 5/15/2027)(3)(8)(13)	5/15/2019	12,500	12,500	12,409	0.4%
					12,500	12,409	0.4%
H.I.G. ECI Merger Sub, Inc.	IT Services	Senior Secured Term Loan A (7.00% (LIBOR + 5.50% with 1.50% LIBOR floor), due 5/31/2023)(3)(11)	5/31/2018	43,904	43,904	43,868	1.5%
		Senior Secured Term Loan B (12.00% (LIBOR + 10.50% with 1.50% LIBOR floor), due 5/31/2023)(3)(11)	5/31/2018	29,900	29,900	29,900	1.0%
					73,804	73,768	2.5%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 8/15/2023)(5)(14)(17)	8/15/2012	23,188	3,746	—	—%
					3,746	—	—%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 4/15/2025)(5)(14)(17)	3/28/2013	40,400	19,984	—	—%
					19,984	—	—%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 4/18/2026)(5)(14)(17)	3/6/2014	24,500	11,822	—	—%
					11,822	—	—%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 4/28/2025)(5)(14)(17)	4/28/2014	41,164	21,322	—	—%
					21,322	—	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 10/18/2027)(5)(14)(17)	9/3/2015	39,598	29,766	17,989	0.6%
					29,766	17,989	0.6%
Halyard MD OpCo, LLC	Media	Revolving Line of Credit – $2,000 Commitment (9.94% (LIBOR + 8.00%), due 2/6/2020)(11)(15)	8/6/2018	—	—	—	—%
		First Lien Term Loan (10.00% (LIBOR + 8.00% with 2.00% LIBOR floor), due 8/6/2023)(3)(11)	8/6/2018	11,100	11,100	11,100	0.4%
					11,100	11,100	0.4%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.27%, due 7/18/2031)(5)(14)	6/10/2015	19,025	12,817	7,121	0.2%
					12,817	7,121	0.2%
Help/Systems Holdings, Inc.	Software	First Lien Term Loan (5.75% (LIBOR + 4.75% with 1.00% LIBOR floor), due 11/19/2027)(3)(8)(13)	11/29/2019	8,500	8,420	8,246	0.3%
		Second Lien Term Loan (9.00% (LIBOR + 8.00% with 1.00% LIBOR floor), due 11/19/2027)(3)(8)(13)	11/22/2019	17,500	17,171	17,086	0.6%
					25,591	25,332	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2020 (Unaudited)
(in thousands, except share data)

				March 31, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Inpatient Care Management Company, LLC	Health Care Providers & Services	Senior Secured Term Loan (9.46% (LIBOR + 8.00% with 1.00% LIBOR floor), due 6/8/2021)(3)(11)	6/8/2016	$15,930	$15,930	$15,637	0.5%
					15,930	15,637	0.5%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 7.00%, due 10/20/2031)(5)(14)	7/28/2015	23,594	19,082	11,307	0.4%
					19,082	11,307	0.4%
K&N Parent, Inc.	Auto Components	First Lien Term Loan (5.82% (LIBOR + 4.75%)1.00% LIBOR floor), due 10/20/2023)(3)(8)(53)	3/3/2020	1,437	1,233	1,399	—%
		Second Lien Term Loan (9.82% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/21/2024)(3)(8)(53)	10/28/2016	25,887	25,512	25,451	0.9%
					26,745	26,850	0.9%
Keystone Acquisition Corp.(36)	Health Care Providers & Services	Second Lien Term Loan (10.70% (LIBOR + 9.25% with 1.00% LIBOR floor), due 5/1/2025)(3)(8)(11)	5/18/2017	50,000	50,000	49,127	1.7%
					50,000	49,127	1.7%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 11.69%, due 7/21/2031)(5)(14)	7/11/2013	49,934	28,280	18,784	0.6%
					28,280	18,784	0.6%
Legility, LLC	Professional Services	First Lien Term Loan (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 12/17/2025)(3)(8)(11)	2/28/2020	774	759	768	—%
		First Lien Term Loan (7.00% (LIBOR + 6.00% with 1.00% LIBOR floor), due 12/17/2025)(3)(8)(53)	2/28/2020	19,226	18,847	19,076	0.7%
					19,606	19,844	0.7%
LGC US FINCO, LLC	Machinery	First Lien Term Loan (7.50% (LIBOR + 6.50% with 1.00% LIBOR floor), due12/20/2025)(3)(8)(53)	1/24/2020	29,850	28,982	28,484	1.0%
					28,982	28,484	1.0%
Maverick Healthcare Equity, LLC	Health Care Providers & Services	Preferred Units (10.00%, 1,250,000 units)(16)	10/31/2007		—	—	—%
		Class A Common Units (1,250,000 units)(16)	10/31/2007		—	—	—%
					—	—	—%
Medusind Acquisition, Inc.(9)	Health Care Providers & Services	First Lien Term Loan (11.25% (LIBOR + 9.75% with 1.00% LIBOR floor), due 4/8/2024)(3)(11)(46)	9/30/2019	24,103	23,770	24,001	0.8%
					23,770	24,001	0.8%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 1.82%, due 10/15/2030)(5)(14)	5/1/2013	43,650	28,877	14,707	0.5%
					28,877	14,707	0.5%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 13.33%, due 7/15/2031)(5)(14)	6/25/2015	47,830	29,152	25,833	0.9%
					29,152	25,833	0.9%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 8.97%, due 7/19/2030)(5)(14)	2/20/2013	42,064	33,246	22,918	0.8%
					33,246	22,918	0.8%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 13.95%, due 4/16/2031)(5)(14)	8/17/2015	46,016	26,074	19,452	0.7%
					26,074	19,452	0.7%
Pearl Intermediate Parent LLC	Health Care Providers & Services	Second Lien Term Loan (7.24% (LIBOR + 6.25%), due 2/15/2026)(3)(8)(13)	2/28/2018	5,000	4,982	4,741	0.2%
					4,982	4,741	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2020 (Unaudited)
(in thousands, except share data)

				March 31, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

PeopleConnect Holdings, LLC(10)	Interactive Media & Services	Revolving Line of Credit – $8,918 Commitment (10.00% (LIBOR + 8.25% with 1.75% LIBOR floor), due 1/22/2025)(13)(15)	1/22/2020	$1,115	$1,115	$1,115	0.1%
		Delayed Draw Term Loan – $5,000 Commitment (10.00% (LIBOR + 8.25% with 1.75% LIBOR floor), due 1/22/2021)(11)(15)	1/22/2020	—	—	—	—%
		Senior Secured Term Loan (10.07% (LIBOR + 8.25% with 1.75% LIBOR floor), due 1/22/2025)(11)	1/22/2020	206,006	206,006	206,006	7.0%
					207,121	207,121	7.1%
PG Dental Holdings New Jersey, LLC	Health Care Providers & Services	Delayed Draw Term Loan – $5,000 Commitment (10.00% (LIBOR + 7.25% with 2.75% LIBOR floor), due 5/31/2024)(3)(11)(15)	5/31/2019	2,000	2,000	2,000	0.1%
		Senior Secured Term Loan (10.00% (LIBOR + 7.25% with 2.75% LIBOR floor), due 5/31/2024)(3)(11)	5/31/2019	22,415	22,415	22,415	0.7%
					24,415	24,415	0.8%
PGX Holdings, Inc.	Diversified Consumer Services	Second Lien Term Loan (10.00% (LIBOR + 9.00% with 1.00% LIBOR floor), due 9/29/2021)(3)(13)	9/29/2014	100,091	100,091	57,239	2.0%
					100,091	57,239	2.0%
PlayPower, Inc.	Leisure Products	First Lien Term Loan (6.95% (LIBOR + 5.50%), due 5/10/2026)(3)(8)(11)	5/16/2019	6,451	6,394	6,082	0.2%
					6,394	6,082	0.2%
Research Now Group, Inc. & Survey Sampling International LLC	Professional Services	First Lien Term Loan (7.26% (LIBOR + 5.50% with 1.00% LIBOR floor), due 12/20/2024)(3)(8)(11)	1/5/2018	9,775	9,419	9,569	0.3%
		Second Lien Term Loan (11.26% (LIBOR + 9.50% with 1.00% LIBOR floor), due 12/20/2025)(3)(8)(11)	1/5/2018	50,000	47,507	49,749	1.7%
					56,926	59,318	2.0%
RGIS Services, LLC	Commercial Services & Supplies	Senior Secured Term Loan (9.28% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(3)(8)(11)	4/20/2017	4,407	4,269	3,486	0.1%
		Senior Secured Term Loan (9.12% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(3)(8)(12)	4/20/2017	5,021	4,863	3,971	0.1%
		Senior Secured Term Loan (8.95% (LIBOR + 7.50% with 1.00% LIBOR floor), due 3/31/2023)(3)(8)(11)	4/20/2017	10,136	9,818	8,017	0.3%
					18,950	15,474	0.5%
RME Group Holding Company	Media	Senior Secured Term Loan A (7.46% (LIBOR + 6.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	5/4/2017	27,833	27,833	27,833	0.9%
		Senior Secured Term Loan B (12.46% (LIBOR + 11.00% with 1.00% LIBOR floor), due 5/4/2022)(3)(11)	5/4/2017	22,411	22,411	22,411	0.8%
					50,244	50,244	1.7%
Rocket Software, Inc.	Software	Second Lien Term Loan (9.24% (LIBOR + 8.25%), due 11/27/2026)(3)(8)(13)	12/7/2018	50,000	49,584	46,630	1.6%
					49,584	46,630	1.6%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 8.25%, due 4/20/2031)(5)(14)	5/15/2014	27,725	22,698	14,278	0.5%
					22,698	14,278	0.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2020 (Unaudited)
(in thousands, except share data)

				March 31, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Rosa Mexicano	Hotels, Restaurants & Leisure	Revolving Line of Credit– $500 Commitment (8.96% (LIBOR + 7.50% with 1.25% LIBOR floor), due 3/29/2023)(11)(15)	3/29/2018	$500	$500	$467	—%
		Senior Secured Term Loan (8.96% (LIBOR + 7.50% with 1.25% LIBOR floor), due 3/29/2023)(3)(11)	3/29/2018	22,877	22,877	21,369	0.7%
					23,377	21,836	0.7%
Securus Technologies Holdings, Inc.	Communications Equipment	First Lien Term Loan (5.50% (LIBOR + 4.50% with 1.00% LIBOR floor), due 11/1/2024)(8)(13)	9/3/2019	9,899	9,075	8,086	0.3%
		First Lien Term Loan (5.50% (LIBOR + 4.50% with 1.00% LIBOR floor), due 11/1/2024)(8)(13)	9/3/2019	25	23	20	—%
		Second Lien Term Loan (9.25% (LIBOR + 8.25% with 1.00% LIBOR floor), due 11/01/2025)(3)(8)(13)	11/3/2017	50,662	50,522	39,862	1.3%
					59,620	47,968	1.6%
SEOTownCenter, Inc.	IT Services	Senior Secured Term Loan A (9.50% (LIBOR + 7.50% with 2.00% LIBOR floor), due 4/07/2023)(3)(11)	4/10/2018	24,881	24,881	24,881	0.9%
		Senior Secured Term Loan B (14.50% PIK (LIBOR + 12.50% with 2.00% LIBOR floor), due 4/07/2023)(3)(11)(46)	4/10/2018	19,119	19,119	18,816	0.6%
					44,000	43,697	1.5%
Shutterfly, Inc.	Internet & Direct Marketing Retail	First Lien Term Loan (7.45% (LIBOR + 6.00% with 1.00% LIBOR floor), due 9/25/2026)(3)(8)(11)	12/9/2019	17,419	15,638	16,214	0.6%
					15,638	16,214	0.6%
Sorenson Communications, LLC	Diversified Telecommunication Services	First Lien Term Loan (7.95% (LIBOR + 6.50%), due 4/29/2024)(3)(8)(11)	5/8/2019	9,036	8,970	8,771	0.2%
					8,970	8,771	0.2%
Spectrum Holdings III Corp	Health Care Equipment & Supplies	Second Lien Term Loan (8.07% (LIBOR + 7.00% with 1.00% LIBOR floor), due 1/31/2026)(3)(8)(53)	2/13/2018	7,500	7,472	5,527	0.2%
					7,472	5,527	0.2%
Staples, Inc.	Distributors	First Lien Term Loan (6.52% (LIBOR + 5.00%), due 4/16/2026)(3)(8)(13)	12/3/2019	8,977	8,892	8,106	0.3%
					8,892	8,106	0.3%
Strategic Materials	Household Durables	Second Lien Term Loan (9.51% (LIBOR + 7.75% with 1.00% LIBOR floor), due 11/1/2025)(3)(8)(11)	11/1/2017	7,000	6,950	5,089	0.2%
					6,950	5,089	0.2%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interests(43)	12/4/2006		—	—	—%
					—	—	—%
Sudbury Mill CLO Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 1/17/2026)(5)(14)(17)	12/5/2013	28,200	13,875	2,536	0.1%
					13,875	2,536	0.1%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 0.00%, due 7/14/2026)(5)(14)(17)	5/29/2014	49,250	29,771	14,476	0.5%
					29,771	14,476	0.5%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 4.19%, due 1/17/2032)(5)(14)	11/17/2014	63,831	43,164	19,827	0.7%
					43,164	19,827	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2020 (Unaudited)
(in thousands, except share data)

				March 31, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

TGP HOLDINGS III LLC	Household Durables	Second Lien Term Loan (10.28% (LIBOR + 8.50% with 1.00% LIBOR floor), due 9/25/2025)(8)(11)	10/3/2017	$3,000	$2,968	$3,000	0.1%
					2,968	3,000	0.1%
The Octave Music Group, Inc. (f/k/a Touchtunes Interactive Networks, Inc.)	Entertainment	First Lien Term Loan (6.86% (LIBOR + 5.25% with 1.00% LIBOR floor), due 5/29/25)(8)(11)	3/6/2020	39,250	38,864	38,115	1.3%
					38,864	38,115	1.3%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan (10.00% (LIBOR + 8.50% with 1.50% LIBOR floor), due 1/26/2023)(3)(11)	1/26/2018	164,438	164,438	161,079	5.5%
					164,438	161,079	5.5%
Transplace Holdings, Inc.	Transportation Infrastructure	Second Lien Term Loan (9.82% (LIBOR + 8.75% with 1.00% LIBOR floor), due 10/6/2025)(3)(8)(53)	10/16/2017	28,104	27,641	27,638	0.9%
					27,641	27,638	0.9%
Universal Fiber Systems, LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan (11.28% (LIBOR + 9.50% with 1.00% LIBOR floor), due 10/02/2022)(3)(8)(11)	10/16/2015	37,000	36,736	34,493	1.2%
					36,736	34,493	1.2%
Upstream Newco, Inc.	Health Care Providers & Services	First Lien Term Loan (5.49% (LIBOR + 4.50%), due 11/20/2026)(3)(8)(13)	12/2/2019	8,250	8,211	7,661	0.3%
		Second Lien Term Loan (9.57% (LIBOR + 8.50%), due 11/20/2027)(3)(8)(53)	12/2/2019	22,000	21,804	22,000	0.7%
					30,015	29,661	1.0%
USG Intermediate, LLC	Leisure Products	Revolving Line of Credit – $1,000 Commitment (10.25% (LIBOR + 9.25% with 1.00% LIBOR floor), due 8/24/2020)(13)(15)	4/15/2015	1,000	1,000	1,000	0.1%
		Senior Secured Term Loan A (7.75% (LIBOR + 6.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(13)	4/15/2015	2,996	2,996	2,996	0.1%
		Senior Secured Term Loan B (12.75% (LIBOR + 11.75% with 1.00% LIBOR floor), due 8/24/2022)(3)(13)	4/15/2015	18,229	18,229	18,229	0.6%
		Equity(16)	4/15/2015		1	—	—%
					22,226	22,225	0.8%
Venio LLC	Professional Services	Second Lien Term Loan (4.00% plus 10.00% PIK (LIBOR + 7.50% with 2.50% LIBOR floor), due 2/19/2020)(11)(46)	2/19/2014	26,955	26,955	26,955	0.9%
					26,955	26,955	0.9%
Versant Health Holdco, Inc. (f/k/a Wink Holdco, Inc.)	Insurance	Second Lien Term Loan (8.21% (LIBOR + 6.75% with 1.00% LIBOR floor), due 12/1/2025)(3)(8)(11)	12/12/2017	3,000	2,989	2,852	0.1%
					2,989	2,852	0.1%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 6.29%, due 10/15/2030)(5)(14)	11/29/2012	40,613	30,187	21,316	0.7%
					30,187	21,316	0.7%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 5.11%, due 4/18/2031)(5)(14)	3/13/2014	40,772	29,975	18,707	0.6%
					29,975	18,707	0.6%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 7.27%, due 10/20/2031)(5)(14)	10/27/2016	28,100	26,501	18,270	0.6%
					26,501	18,270	0.6%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note (Residual Interest, current yield 8.07%, due 7/20/2030)(5)(14)	7/12/2017	44,885	50,175	36,733	1.3%
					50,175	36,733	1.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2020 (Unaudited)
(in thousands, except share data)

				March 31, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(51)	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

VT Topco, Inc.	Commercial Services & Supplies	Second Lien Term Loan (8.45% (LIBOR + 7.00%), due 8/17/2026)(3)(8)(11)	8/23/2018	$7,000	$6,972	$6,992	0.2%
					6,972	6,992	0.2%
Total Non-Control/Non-Affiliate Investments					$3,356,316	$2,856,615	97.4%

Total Portfolio Investments					$5,806,638	$5,144,542	175.4%

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2020 (Unaudited) and June 30, 2019

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

(3)
Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of the investments held by PCF at March 31, 2020 and June 30, 2019 were $1,631,687 and $1,636,067, respectively, representing 31.7% and 28.9% of our total investments, respectively.

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

(6)	This investment is in the debt class of the CLO security, which is referred to as “Rated Secured Structured Note,” or “RSSN”.

(7)	Engine Group, Inc., EMX Digital, Inc. (f/k/a Clearstream.TV, Inc.), and Engine International, Inc., are joint borrowers on the senior secured and the second lien term loans.

(8)	Syndicated investment which was originated by a financial institution and broadly distributed.

(9)	Medusind Acquisition, Inc., Medusind Intermediate, Inc., Medusind Solutions Inc. and Medusind Inc. are joint borrowers.

(10)	PeopleConnect Holdings, Inc. and Pubrec Holdings, Inc. are joint borrowers.

(11)
The interest rate on these investments is subject to the base rate of 3-Month LIBOR, which was 1.45% and 2.32% at March 31, 2020 and June 30, 2019, respectively. The current base rate for each investment may be different from the reference rate on March 31, 2020 and June 30, 2019.

(12)
The interest rate on these investments is subject to the base rate of 2-Month LIBOR, which was 1.26% and 2.33% at March 31, 2020 and June 30, 2019, respectively. The current base rate for each investment may be different from the reference rate on March 31, 2020 and June 30, 2019.

(13)
The interest rate on these investments is subject to the base rate of 1-Month LIBOR, which was 0.99% and 2.40% at March 31, 2020 and June 30, 2019, respectively. The current base rate for each investment may be different from the reference rate on March 31, 2020 and June 30, 2019.

(14)
Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2020 and June 30, 2019, our qualifying assets, as a percentage of total assets, stood at 74.91% and 73.85%, respectively. We monitor the status of these assets on an ongoing basis.

(15)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of March 31, 2020 and June 30, 2019, we had $38,135 and $23,375, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2020 (Unaudited) and June 30, 2019 (Continued)

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

(18)
Ellett Brothers, LLC, Evans Sports, Inc., Jerry’s Sports, Inc., Simmons Gun Specialties, Inc., Bonitz Brothers, Inc., and Outdoor Sports Headquarters, Inc. are joint borrowers on the second lien term loan. United Sporting Companies, Inc. (“USC”) is a parent guarantor of this debt investment, and is 100% owned by SportCo Holdings, Inc. (“SportCo”). Prospect previously held a 3.48% equity interest in SportCo and following an additional issuance of common stock by SportCo, Prospect’s ownership increased to 22.0% as of September 30, 2018. As a result, Prospect’s investment in USC is classified as an affiliate investment beginning the period ended September 30, 2018. In June 2019, USC filed for Chapter 11 bankruptcy and began liquidating its remaining assets. During the nine months ended March 31, 2020, USC used a portion of the proceeds from the ongoing liquidation to partially repay $20,594 of our Second Lien Term Loan.

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

(20)
CP Holdings of Delaware LLC (“CP Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 99.83% of CP Energy Services Inc. (“CP Energy”) as of March 31, 2020 and June 30, 2019. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. On April 6, 2018, Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”), a previously controlled portfolio company, merged with and into CP Energy, with CP Energy continuing as the surviving corporation. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $34,399 in senior secured term loans (the “Spartan Term Loans”) due to us as of June 30, 2019. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as control investments beginning June 30, 2019. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. In December 2019, Wolf Energy Holdings, Inc. (“Wolf Energy Holdings”), our Consolidated Holding Company that previously owned 100% of Appalachian Energy LLC (“AEH”); Wolf Energy Services Company, LLC (Wolf Energy Services”); and Wolf Energy, LLC (collectively our previously controlled membership interest and net profit interest investments in “Wolf Energy”), merged with and into CP Energy, with CP Energy continuing as the surviving entity. CP Energy acquired 100% of our equity in Wolf Energy, which is reflected in our valuation of CP Energy common stock as of December 31, 2019. (See Note 14).

(21)
Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 98.63% and 98.41% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of March 31, 2020 and June 30, 2019, respectively. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company.

(22)	Prospect holds an 11.51% membership interest in Edmentum Ultimate Holdings, LLC (“Edmentum Holdings”), which owns 100% of the equity of Edmentum, Inc.

(23)
First Tower Holdings of Delaware LLC (“First Tower Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC, the operating company as of March 31, 2020 and June 30, 2019. We report First Tower Finance as a separate controlled company.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2020 (Unaudited) and June 30, 2019 (Continued)

(24)
Energy Solutions Holdings Inc., a consolidated entity in which we own 100% of the equity, owns 100% of Freedom Marine Solutions, LLC (“Freedom Marine”), which owns Vessel Company, LLC, Vessel Company II, LLC and Vessel Company III, LLC. We report Freedom Marine as a separate controlled company.

(25)
MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 100% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“Mity-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. Our subordinated unsecured note issued and outstanding to Broda Canada is denominated in Canadian Dollars (“CAD”). As of March 31, 2020 and June 30, 2019, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder.

(26)
NPH Property Holdings, LLC (“NPH”), a consolidated entity in which we own 100% of the membership interests, owns 100% of the common equity of National Property REIT Corp. (“NPRC”) (f/k/a National Property Holdings Corp.), a property REIT which holds investments in several real estate properties. Additionally, NPRC invests in online consumer loans and rated secured structured notes through American Consumer Lending Limited (“ACLL”) and National General Lending Limited (“NGL”), respectively, its wholly owned subsidiaries. We report NPRC as a separate controlled company. See Note 3 for further discussion of the investments held by NPRC. Effective December 31, 2018, we amended and restated the terms of our credit agreement with NPRC. As part of the amendment, we increased our investment through a New Term Loan A Secured Note (“New TLA”) in the aggregate principal amount of $433,553, a New Term Loan B Secured Note (“New TLB”) in the aggregate principal amount of $205,000, and our net operating income interest was revised to a residual profit interest (refer to endnote 37 for residual profit interest calculation). NPRC utilized a portion of the proceeds from the New TLA and New TLB to repay the previously outstanding Senior Secured Term Loan A and Senior Secured Term Loan E. The remaining proceeds of $140,351 were returned to us as a return of capital, reducing our equity investment in NPRC. Effective October 31, 2019, we amended the terms of our credit agreement to increase our investment in NPRC and its wholly-owned subsidiaries through a new $51,428 Senior Secured Term Loan C (“TLC”) and $12,857 in equity financing.

(27)
Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 94.48% of Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC), the operating company, as of March 31, 2020 and June 30, 2019. We report Nationwide Loan Company LLC as a separate controlled company. On June 1, 2015, Nationwide Acceptance LLC completed a reorganization and was renamed Nationwide Loan Company LLC (“Nationwide”) and formed two new wholly owned subsidiaries: Pelican Loan Company LLC (“Pelican”) and Nationwide Consumer Loans LLC. Nationwide assigned 100% of the equity interests in its other subsidiaries to Pelican which, in turn, assigned these interests to a new operating company wholly owned by Pelican named Nationwide Acceptance LLC (“New Nationwide”). New Nationwide also assumed the existing senior subordinated term loan due to Prospect.

(28)
NMMB Holdings, Inc. (“NMMB Holdings”), a consolidated entity in which we own 100% of the equity, owns 92.50% and 94.10% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of March 31, 2020 and June 30, 2019, respectively. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company. On December 30, 2019, NMMB executed a dividend recapitalization whereby Prospect invested $15,100 of a first lien term loan to repay NMMB’s existing term loan, provide a shareholder distribution, and pay fees and expenses. As part of the recapitalization, Prospect converted its Series A and Series B preferred securities into 92.42% common equity and received a dividend distribution of $2,797.

(29)
During the year ended June 30, 2018, Prospect exercised its rights and remedies under its loan documents to exercise the shareholder voting rights in respect of the stock of InterDent, Inc. (“InterDent”) and to appoint a new Board of Directors of InterDent. As a result, Prospect’s investment in InterDent is classified as a control investment.

(30)	Prospect owns 99.96% of the equity of USES Corp. as of March 31, 2020 and June 30, 2019.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2020 (Unaudited) and June 30, 2019 (Continued)

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

(33)	Prospect owns 9.67% of the equity in Targus Cayman HoldCo Limited (“Targus”), the parent company of Targus International LLC (“Targus International”), as of March 31, 2020 and June 30, 2019.

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

(39)
As of March 31, 2020 and June 30, 2019, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC (f/k/a Nixon Holdco, LLC), the parent company of Nixon, Inc. On February 26, 2018, Prospect entered into a debt forgiveness agreement with Nixon, Inc., which terminated $17,472 Senior Secured Term Loan receivable due to us. We recorded a realized loss of $14,197 in our Consolidated Statement of Operations for the year ended June 30, 2018 as a result of this transaction.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2020 (Unaudited) and June 30, 2019 (Continued)

(44)	The following shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of March 31, 2020:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$62,971	$—	$—	$—	$22,738	$85,709
Commercial Services & Supplies	124,656	—	—	6,488	6,849	137,993
Construction & Engineering	43,731	—	—	—	25,143	68,874
Consumer Finance	—	350,643	—	—	120,939	471,582
Diversified Consumer Services	—	—	—	—	2,378	2,378
Energy Equipment & Services	72,139	—	—	—	193,358	265,497
Equity Real Estate Investment Trusts (REITs)	311,218	—	—	—	62,887	374,105
Health Care Providers & Services	261,787	—	—	—	1	261,788
Machinery	—	28,622	—	—	6,866	35,488
Media	5,062	—	—	—	12,869	17,931
Online Lending	59,316	—	—	—	100,949	160,265
Personal Products	208,402	—	—	—	37,100	245,502
Trading Companies & Distributors	65,619	—	—	—	—	65,619
Structured Finance (A)	78,359	—	—	—	19,590	97,949
Total Control Investments	$1,293,260	$379,265	$—	$6,488	$611,667	$2,290,680
Affiliate Investments
Distributors	$—	$105,478	$—	$—	$—	$105,478
Diversified Consumer Services	—	8,434	—	36,348	6,577	51,359
Textiles, Apparel & Luxury Goods	—	—	—	—	2,805	2,805
Total Affiliate Investments	$—	$113,912	$—	$36,348	$9,382	$159,642
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$12,500	$—	$—	$—	$12,500
Auto Components	1,233	25,512	—	—	—	26,745
Chemicals	31,907	—	—	—	—	31,907
Commercial Services & Supplies	54,603	175,741	—	—	—	230,344
Communications Equipment	9,098	50,522	—	—	—	59,620
Consumer Finance	28,685	—	—	—	—	28,685
Distributors	173,330	—	—	—	—	173,330
Diversified Consumer Services	—	100,091	—	—	—	100,091
Diversified Financial Services	30,216	—	—	—	—	30,216
Diversified Telecommunication Services	18,523	39,364	—	—	—	57,887
Entertainment	51,019	—	—	—	—	51,019
Food Products	—	24,847	—	—	—	24,847
Health Care Equipment & Supplies	—	7,472	—	—	—	7,472
Health Care Providers & Services	156,054	113,207	—	—	—	269,261
Hotels, Restaurants & Leisure	23,377	—	—	—	—	23,377
Household Durables	15,719	9,918	—	—	—	25,637
Household Products	24,500	—	—	—	—	24,500
Insurance	—	2,989	—	—	—	2,989
Interactive Media & Services	207,121	—	—	—	—	207,121
Internet & Direct Marketing Retail	15,638	—	—	—	—	15,638
IT Services	117,804	85,709	—	—	—	203,513

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2020 (Unaudited) and June 30, 2019 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Leisure Products	28,619	—	—	—	1	28,620
Machinery	48,982	—	—	—	—	48,982
Media	65,564	35,000	—	—	—	100,564
Paper & Forest Products	4,382	11,387	—	—	—	15,769
Professional Services	29,025	74,462	—	—	—	103,487
Real Estate Management & Development	38,222	—	—	—	—	38,222
Software	8,420	66,755	—	—	—	75,175
Technology Hardware, Storage & Peripherals	—	12,411	—	—	—	12,411
Textiles, Apparel & Luxury Goods	171,927	36,736	—	—	—	208,663
Transportation Infrastructure	—	27,641	—	—	—	27,641
Structured Finance (A)	—	—	1,090,083	—	—	1,090,083
Total Non-Control/Non-Affiliate	$1,353,968	$912,264	$1,090,083	$—	$1	$3,356,316
Total Portfolio Investment Cost	$2,647,228	$1,405,441	$1,090,083	$42,836	$621,050	$5,806,638
The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of March 31, 2020:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Control Investments
Aerospace & Defense	$62,971	$—	$—	$—	$21,869	$84,840	2.9%
Commercial Services & Supplies	71,355	—	—	—	—	71,355	2.4%
Construction & Engineering	43,731	—	—	—	78,259	121,990	4.2%
Consumer Finance	—	353,723	—	—	226,315	580,038	19.8%
Diversified Consumer Services	—	—	—	—	3,838	3,838	0.1%
Energy Equipment & Services	55,178	—	—	—	33,009	88,187	3.0%
Equity Real Estate Investment Trusts (REITs)	311,218	—	—	—	443,201	754,419	25.7%
Health Care Providers & Services	202,352	—	—	—	—	202,352	6.9%
Machinery	—	28,622	—	—	9,221	37,843	1.3%
Media	5,062	—	—	—	31,498	36,560	1.2%
Online Lending	57,639	—	—	—	—	57,639	2.0%
Personal Products	53,224	—	—	—	—	53,224	1.8%
Trading Companies & Distributors	28,233	—	—	—	—	28,233	1.0%
Structured Finance (A)	78,359	—	—	—	9,595	87,954	3.0%
Total Control Investments	$969,322	$382,345	$—	$—	$856,805	$2,208,472	75.3%
Fair Value % of Net Assets	33.1%	13.0%	—%	—%	29.2%	75.3%
Affiliate Investments
Distributors	$—	$4,716	$—	$—	$—	$4,716	0.2%
Diversified Consumer Services	—	8,434	—	48,263	—	56,697	1.9%
Textiles, Apparel & Luxury Goods	—	—	—	—	18,042	18,042	0.6%
Total Affiliate Investments	$—	$13,150	$—	$48,263	$18,042	$79,455	2.7%
Fair Value % of Net Assets	—%	0.5%	—%	1.6%	0.6%	2.7%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$12,409	$—	$—	$—	$12,409	0.4%
Auto Components	1,399	25,451	—	—	—	26,850	0.9%
Chemicals	31,805	—	—	—	—	31,805	1.1%
Commercial Services & Supplies	50,689	171,484	—	—	—	222,173	7.6%
Communications Equipment	8,106	39,862	—	—	—	47,968	1.6%
Consumer Finance	24,651	—	—	—	—	24,651	0.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2020 (Unaudited) and June 30, 2019 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Distributors	169,185	—	—	—	—	169,185	5.8%
Diversified Consumer Services	—	57,239	—	—	—	57,239	2.0%
Diversified Financial Services	30,216	—	—	—	—	30,216	1.0%
Diversified Telecommunication Services	17,741	37,612	—	—	—	55,353	1.9%
Electronic Equipment, Instruments & Components	—	—	—	—	2,337	2,337	0.1%
Entertainment	50,320	—	—	—	—	50,320	1.7%
Food Products	—	25,000	—	—	—	25,000	0.9%
Health Care Equipment & Supplies	—	5,527	—	—	—	5,527	0.2%
Health Care Providers & Services	155,186	111,620	—	—	—	266,806	9.1%
Hotels, Restaurants & Leisure	21,836	—	—	—	—	21,836	0.7%
Household Durables	4,799	8,089	—	—	—	12,888	0.4%
Household Products	23,848	—	—	—	—	23,848	0.8%
Insurance	—	2,852	—	—	—	2,852	0.1%
Interactive Media & Services	207,121	—	—	—	—	207,121	7.1%
Internet & Direct Marketing Retail	16,214	—	—	—	—	16,214	0.6%
IT Services	117,465	85,750	—	—	—	203,215	6.9%
Leisure Products	28,307	—	—	—	—	28,307	1.0%
Machinery	48,484	—	—	—	—	48,484	1.7%
Media	64,963	18,380	—	—	—	83,343	2.8%
Paper & Forest Products	4,363	11,122	—	—	—	15,485	0.5%
Professional Services	29,413	76,704	—	—	—	106,117	3.6%
Real Estate Management & Development	38,222	—	—	—	—	38,222	1.3%
Software	8,246	63,716	—	—	—	71,962	2.5%
Technology Hardware, Storage & Peripherals	—	11,851	—	—	—	11,851	0.4%
Textiles, Apparel & Luxury Goods	170,497	34,493	—	—	—	204,990	7.0%
Transportation Infrastructure	—	27,638	—	—	—	27,638	0.9%
Structured Finance (A)	—	—	704,403	—	—	704,403	24.0%
Total Non-Control/Non-Affiliate	$1,323,076	$826,799	$704,403	$—	$2,337	$2,856,615	97.4%
Fair Value % of Net Assets	45.1%	28.2%	24.0%	—%	0.1%	97.4%
Total Portfolio	$2,292,398	$1,222,294	$704,403	$48,263	$877,184	$5,144,542	175.4%
Fair Value % of Net Assets	78.2%	41.7%	24.0%	1.6%	29.9%	175.4%
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

Endnote Explanations as of March 31, 2020 (Unaudited) and June 30, 2019 (Continued)

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

Endnote Explanations as of March 31, 2020 (Unaudited) and June 30, 2019 (Continued)

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

The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of June 30, 2019:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Control Investments
Aerospace & Defense	$54,841	$—	$—	$—	$—	$34,860	$89,701	2.7%
Commercial Services & Supplies	62,627	—	—	—	—	—	62,627	1.9%
Construction & Engineering	43,731	—	—	—	—	99,954	143,685	4.3%
Consumer Finance	—	351,926	—	—	—	246,502	598,428	18.1%
Energy Equipment & Services	69,447	—	—	—	—	84,418	153,865	4.7%
Equity Real Estate Investment Trusts (REITs)	433,553	—	—	—	—	394,134	827,687	25.0%
Health Care Providers & Services	224,876	—	—	—	—	—	224,876	6.8%
Machinery	—	28,622	—	—	—	5,002	33,624	1.0%
Media	3,114	—	—	—	—	21,069	24,183	0.7%
Online Lending	172,000	—	—	—	—	4,778	176,778	5.3%
Personal Products	112,427	—	—	—	—	—	112,427	3.4%
Trading Companies & Distributors	28,043	—	—	—	—	—	28,043	0.8%
Total Control Investments	$1,204,659	$380,548	$—	$—	$—	$890,717	$2,475,924	74.9%
Fair Value % of Net Assets	36.4%	11.5%	—%	—%	—%	26.9%	74.9%
Affiliate Investments
Distributors	$—	$18,866	$—	$—	$—	$—	$18,866	0.6%
Diversified Consumer Services	—	8,159	—	—	33,058	—	41,217	1.2%
Textiles, Apparel & Luxury Goods	—	—	—	—	—	16,599	16,599	0.5%
Total Affiliate Investments	$—	$27,025	$—	$—	$33,058	$16,599	$76,682	2.3%
Fair Value % of Net Assets	—%	0.8%	—%	—%	1.0%	0.5%	2.3%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$12,233	$—	$—	$—	$—	$12,233	0.4%
Auto Components	—	25,450	—	—	—	—	25,450	0.8%
Building Products	—	19,842	—	—	—	—	19,842	0.6%
Capital Markets	—	25,222	—	—	—	—	25,222	0.8%
Commercial Services & Supplies	58,094	175,951	—	—	—	—	234,045	7.1%
Communications Equipment	—	48,760	—	—	—	—	48,760	1.5%
Consumer Finance	20,555	—	—	—	—	—	20,555	0.6%
Distributors	171,271	—	—	—	—	—	171,271	5.2%
Diversified Consumer Services	—	100,091	—	—	—	—	100,091	3.0%
Diversified Telecommunication Services	9,923	26,311	—	—	—	—	36,234	1.1%
Electronic Equipment, Instruments & Components	—	—	—	—	—	2,239	2,239	0.1%
Entertainment	16,178	20,149	—	—	—	—	36,327	1.1%
Food Products	—	34,729	—	—	—	—	34,729	1.1%
Health Care Equipment & Supplies	34,010	7,144	—	—	—	—	41,154	1.2%
Health Care Providers & Services	124,075	96,284	—	—	—	—	220,359	6.7%
Hotels, Restaurants & Leisure	27,252	7,485	—	—	—	—	34,737	1.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2020 (Unaudited) and June 30, 2019 (Continued)

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2020 (Unaudited) and June 30, 2019 (Continued)

(46)
The interest rate on these investments, excluding those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended March 31, 2020:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Cinedigm DC Holdings, LLC - Senior Secured Term Loan	—%	2.50%	2.50%
CP Energy Services Inc. - Senior Secured Term Loan	6.48%	6.47%	12.95%	(A)
Credit Central Loan Company, LLC - Subordinated Term Loan	10.00%	—%	10.00%	(B)
Echelon Transportation, LLC - Senior Secured Term Loan	2.25%	—%	2.25%	(C)
Echelon Transportation, LLC - Senior Secured Term Loan	1.00%	—%	1.00%	(D)
Edmentum Ultimate Holdings, LLC - Second Lien Revolving Credit Facility	5.00%	—%	5.00%
Edmentum Ultimate Holdings, LLC - Unsecured Senior PIK Note	8.50%	—%	8.50%
Edmentum Ultimate Holdings, LLC - Unsecured Junior PIK Note	10.00%	—%	10.00%
First Tower Finance Company LLC - Subordinated Term Loan	—%	10.50%	10.50%
InterDent, Inc. - Senior Secured Term Loan B	10.00%	—%	10.00%
Medusind Acquisition, Inc - First Lien Term Loan	7.47%	4.28%	11.75%	(E)
MITY, Inc. - Senior Secured Note B	10.00%	—%	10.00%
National Property REIT Corp. - Senior Secured Term Loan A-2	—%	5.00%	5.00%
National Property REIT Corp. - Senior Secured Term Loan B-2	—%	5.50%	5.50%
National Property REIT Corp. - Senior Secured Term Loan C	—%	2.25%	2.25%
Nationwide Loan Company LLC - Senior Subordinated Term Loan	3.39%	6.61%	10.00%
SEOTownCenter, Inc. - Senior Secured Term Loan B	1.33%	13.17%	14.50%	(F)
Valley Electric Co. of Mt. Vernon, Inc. - Senior Secured Note	—%	2.50%	2.50%
Valley Electric Company, Inc. - Senior Secured Note	—%	10.00%	10.00%
Venio LLC - Second Lien Term Loan	10.00%	—%	10.00%
(A) On March 30, 2020, the CP Energy Fourth Amendment to Loan Agreement was amended to allow 50% of the March 31, 2020 interest accruing in cash to be payable in kind resulting in a current PIK rate capitalized of 6.48%.
(B) On December 17, 2018, the Credit Central Senior Subordinated Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 20.00%.
(C) On January 31, 2018, the Echelon Fourth Amended and Restated Credit Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 14.50%.
(D) On January 31, 2018, the Echelon Fourth Amended and Restated Credit Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 12.50%.
(E) On April 13, 2020, the Medusind Fourth Amendment to Credit and Guaranty Agreement was amended to allow $447 of the March 31, 2020 interest accruing in cash to be payable in kind resulting in a current PIK rate capitalized of 7.47%.
(F) On March 30, 2020, the SEOTownCenter Third Amendment to Loan Agreement was amended to allow $119 of the March 31, 2020 interest accruing in cash on Term Loan B to be payable in kind resulting in a current PIK rate capitalized of 1.33%.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2020 (Unaudited) and June 30, 2019 (Continued)

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2020 (Unaudited) and June 30, 2019 (Continued)

(47)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended March 31, 2020 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2019	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at March 31, 2020	Interest income	Dividend income	Other income	Net realized gains (losses)
CP Energy Services Inc.	$104,533	$5,613	$—	$(56,933)	$53,213	$3,514	$—	$—	$—
CP Energy - Spartan Energy Services, Inc.	34,398	2,119	—	(16,961)	19,556	2,816	—	6	—
Credit Central Loan Company, LLC	71,417	9,725	—	(9,556)	71,587	8,978	—	112	—
Echelon Transportation, LLC	89,701	8,130	—	(12,991)	84,840	6,168	—	—	—
First Tower Finance Company LLC	494,036	2,849	(5,908)	(17,791)	473,185	43,485	—	—	—
Freedom Marine Solutions, LLC	14,920	—	—	498	15,418	—	—	—	—
InterDent, Inc.	224,876	12,916	—	(35,440)	202,352	14,159	—	—	—
Kickapoo Ranch Pet Resort	—	2,378	—	1,460	3,838	—	—	36	—
MITY, Inc.	46,902	2,601	(428)	6,097	55,173	6,722	—	293	—
National Property REIT Corp.	1,004,465	97,949	(235,019)	32,617	900,012	52,901	—	32,512	—
Nationwide Loan Company LLC	32,975	971	(1,500)	2,820	35,266	2,918	—	—	—
NMMB, Inc.	24,183	15,100	(13,152)	10,429	36,560	518	2,797	453	—
Pacific World Corporation	112,427	12,100	(4,566)	(66,736)	53,224	527	—	—	—
R-V Industries, Inc.	33,624	—	—	4,219	37,843	2,360	—	—	—
Universal Turbine Parts, LLC	28,043	2,900	(494)	(2,216)	28,233	1,903	—	100	—
USES Corp.	15,725	1,500	(5,950)	4,907	16,182	—	—	—	—
Valley Electric Company, Inc.	143,685	—	(1,062)	(20,633)	121,990	5,332	6,538	500	—
Wolf Energy, LLC	14	(3,914)	18	3,882	—	—	—	—	—
Total	$2,475,924	$172,937	$(268,061)	$(172,328)	$2,208,472	$152,301	$9,335	$34,012	$—
(A) Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion and PIK interest, and any transfer of investments.
(B) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.

(48)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended March 31, 2020 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2019	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at March 31, 2020	Interest income	Dividend income	Other income	Net realized gains (losses)
Edmentum Ultimate Holdings, LLC	$41,217	$7,740	$(3,133)	$10,873	$56,697	$5,325	$—	$—	$—
Nixon, Inc.	—	—	—	—	—	—	—	—	—
Targus Cayman HoldCo Limited	16,599	—	(967)	2,410	18,042	—	—	—	—
United Sporting Companies, Inc.	18,866	—	(21,613)	7,463	4,716	—	—	—	—
Total	$76,682	$7,740	$(25,713)	$20,746	$79,455	$5,325	$—	$—	$—
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2020 (Unaudited) and June 30, 2019 (Continued)

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2020 (Unaudited) and June 30, 2019 (Continued)

(51)
Acquisition date represents the date of PSEC's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at PSEC's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments) (See endnote 52 for NPRC follow-on acquisitions):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
ACE Cash Express, Inc.	Senior Secured Note	5/24/2019, 7/16/2019, 12/20/2019	$10,882
AgaMatrix, Inc.	Senior Secured Term Loan	4/11/2018	5,000
Apidos CLO IX	Subordinated Structured Note	2/26/2015	2,325
Apidos CLO XI	Subordinated Structured Note	11/10/2016	2,160
Apidos CLO XII	Subordinated Structured Note	2/22/2018	4,070
Apidos CLO XV	Subordinated Structured Note	4/20/2018	6,480
Apidos CLO XXII	Subordinated Structured Note	2/24/2020	1,912
Atlantis Health Care Group (Puerto Rico), Inc.	Revolving Line of Credit	4/15/2013, 5/21/2013, 3/11/2014, 6/26/2017, 9/29/2017, 10/12/2017, 10/31/2017	7,500
Atlantis Health Care Group (Puerto Rico), Inc.	Senior Secured Term Loan	12/9/2016	42,000
Barings CLO 2018-III	Subordinated Structured Note	6/15/2018	9,255
Broder Bros., Co.	Senior Secured Note	1/29/2019, 2/28/2019	450
Brookside Mill CLO Ltd.	Subordinated Structured Note	7/2/2013, 2/15/2018	3,696
California Street CLO IX Ltd.	Subordinated Structured Note	9/9/2016, 10/17/2016	6,842
Capstone Logistics Acquisition, Inc.	Second Lien Term Loan	6/12/2015	37,500
CCS-CMGC Holdings, Inc.	First Lien Term Loan	10/8/2019	4,692
CCS-CMGC Holdings, Inc.	Second Lien Term Loan	8/20/2019	1,993
Cent CLO 21 Limited	Subordinated Structured Note	7/27/2018	1,024
Centerfield Media Holding Company	Senior Secured Term Loan A	9/14/2018	10,100
Centerfield Media Holding Company	Senior Secured Term Loan B	9/14/2018	10,100
CIFC Funding 2014-IV-R, Ltd.	Subordinated Structured Note	10/18/2018	1,158
Coverall North America, Inc.	Senior Secured Term Loan A	7/2/2018	13
Coverall North America, Inc.	Senior Secured Term Loan B	7/2/2018	2
CP Energy Services Inc.	Common Stock	10/11/2013, 12/26/2013, 4/6/2018, 12/31/2019	69,586
CP VI Bella Midco	Second Lien Term Loan	8/10/2018, 10/15/2018, 5/23/2019, 6/4/2019	13,711
Credit Central Loan Company, LLC	Class A Units	12/28/2012, 3/28/2014, 6/26/2014, 9/28/2016, 8/21/2019	11,975
Credit Central Loan Company, LLC	Subordinated Term Loan	6/26/2014, 9/28/2016	41,335
Echelon Transportation, LLC	Membership Interest	3/31/2014, 9/30/2014, 12/9/2016	22,488
Echelon Transportation, LLC	Senior Secured Term Loan	11/14/2018, 7/9/2019	2,100
Edmentum Ultimate Holdings, LLC	Second Lien Revolving Credit Facility to Edmentum, Inc.	2/19/2016, 3/17/2016, 4/20/2016, 5/19/2016, 6/22/2016, 1/31/2017, 2/14/2017, 3/1/2017, 3/14/2017, 3/28/2017, 4/11/2017, 4/25/2017, 5/10/2017, 10/30/2017, 11/8/2017, 11/21/2017, 12/20/2017, 1/3/2018, 1/17/2018, 1/30/2018, 12/12/2018, 12/21/2018, 1/15/2019, 2/1/2019, 2/26/2019, 2/28/2019, 3/18/2019, 4/9/2019,11/22/2019,12/17/2019, 1/21/2020	33,080
First Tower Finance Company LLC	Class A Units	12/30/2013, 6/24/2014, 12/15/2015, 11/21/2016, 3/9/2018	39,885
First Tower Finance Company LLC	Subordinated Term Loan to First Tower, LLC	12/15/2015, 3/9/2018	20,924
Freedom Marine Solutions, LLC	Membership Interest	10/1/2009, 12/22/2009, 1/13/2010, 3/30/2010, 5/13/2010, 2/14/2011, 4/28/2011, 7/7/2011, 10/20/2011, 10/30/2015, 1/7/2016, 4/11/2016, 8/11/2016, 1/30/2017, 4/20/2017, 6/13/2017, 8/30/2017, 1/17/2018, 2/15/2018, 5/8/2018, 10/31/2018	39,868
Galaxy XV CLO, Ltd.	Subordinated Structured Note	8/26/2015, 3/15/2017	9,161
Galaxy XXVII CLO, Ltd.	Subordinated Structured Note	6/16/2015	1,460
GEON Performance Solutions, LLC	Revolving Line of Credit	12/12/2019, 1/10/2020, 2/3/2020, 2/6/2020, 3/2/2020, 3/6/2020	3,192
Global Tel*Link Corporation	Second Lien Term Loan	4/10/2019, 8/22/2019, 9/20/2019	14,686
HELP/SYSTEMS HOLDINGS, INC.	First Lien Term Loan	11/29/2019	8,415
Help/Systems Holdings, Inc.	Second Lien Term Loan	5/10/2018, 3/11/2019, 11/22/2019	19,649
Inpatient Care Management Company, LLC	Senior Secured Term Loan	12/22/2016, 6/29/2018	10,003
Interdent, Inc.	Senior Secured Term Loan A	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2020 (Unaudited) and June 30, 2019 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Interdent, Inc.	Senior Secured Term Loan B	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
Interdent, Inc.	Senior Secured Term Loan C	8/1/2018	31,558
Interdent, Inc.	Senior Secured Term Loan D	2/3/2020	3,750
Janus International Group, LLC	Second Lien Term Loan	8/3/2018, 8/9/2018, 8/20/2018, 9/6/2018	9,915
JD Power and Associates	Second Lien Term Loan	8/10/2017, 8/31/2018, 3/11/2019, 4/10/2019	15,239
Jefferson Mill CLO Ltd.	Subordinated Structured Note	9/27/2018	2,047
K&N Parent, Inc.	Second Lien Term Loan	8/14/2018, 9/5/2018, 9/7/2018, 9/10/2018, 9/24/2018	12,695
Kickapoo Ranch Pet Resort	Membership Interest	10/21/2019, 12/4/2019	28
LCM XIV Ltd.	Subordinated Structured Note	11/2/2015, 6/6/2018	9,422
Madison Park Funding IX, Ltd.	Subordinated Structured Note	7/1/2016	7,320
MITY, Inc.	Common Stock	6/23/2014	7,200
MITY, Inc.	Senior Secured Note A	1/17/2017	8,000
MITY, Inc.	Senior Secured Note B	6/23/2014, 1/17/2017, 6/3/2019	26,769
MRP Holdco, Inc.	Senior Secured Term Loan A	12/7/2018	12,000
MRP Holdco, Inc.	Senior Secured Term Loan B	12/7/2018	12,000
Nationwide Loan Company LLC	Class A Units	3/28/2014, 6/18/2014, 9/30/2014, 6/29/2015, 3/31/2016, 8/31/2016, 5/31/2017, 10/31/2017	20,469
Nationwide Loan Company LLC	Senior Subordinated Term Loan to Nationwide Acceptance LLC	12/28/2015, 8/31/2016	1,999
National Property REIT Corp.	Senior Secured Term Loan C	10/31/2019, 1/23/2020, 3/31/2020	78,359
NMMB, Inc.	Senior Secured Term Loan	12/30/2019	15,100
NMMB, Inc.	Series A and B Preferred Stock	12/13/2013, 10/1/2014	8,469
Octagon Investment Partners XV, Ltd.	Subordinated Structured Note	4/30/2015, 8/6/2015, 6/30/2017	10,516
Octagon Investment Partners 18-R Ltd.	Subordinated Structured Note	4/20/2018	8,908
Pacific World Corporation	Revolving Line of Credit	10/21/2014, 12/19/2014, 4/7/2015, 4/22/2015, 8/12/2016, 10/18/2016, 2/7/2017, 2/21/2017, 4/26/2017, 10/11/2017, 10/17/2017, 1/16/2018, 12/27/2018, 3/15/2019, 7/2/2019, 8/15/2019	36,825
Pacific World Corporation	Convertible Preferred Equity	4/3/2019, 4/29/2019, 6/3/2019, 10/4/2019, 11/12/2019, 12/20/2019, 1/7/2020, 3/5/2020	20,100
PeopleConnect Holdings, LLC	Revolving Line of Credit	1/31/2020	1,115
PeopleConnect Intermediate, LLC	Revolving Line of Credit	12/18/2017	500
PeopleConnect Intermediate, LLC	Senior Secured Term Loan A	8/11/2015	6,500
PeopleConnect Intermediate, LLC	Senior Secured Term Loan B	8/11/2015	6,500
PG Dental Holdings New Jersey, LLC	Delayed Draw Term Loan	8/26/2019	2,000
PG Dental Holdings New Jersey, LLC	Senior Secured Term Loan	5/31/2019	20
PGX Holdings, Inc.	Second Lien Term Loan	12/23/2016, 12/28/2016	15,034
RGIS Services, LLC	Senior Secured Term Loan	7/19/2017, 8/2/2017, 8/9/2017, 8/16/2017, 9/11/2017, 4/10/2019, 5/1/2019	19,293
Romark WM-R Ltd.	Subordinated Structured Note	10/21/2014, 4/12/2018	5,313
Rosa Mexicano	Revolving Line of Credit	3/27/2020	500
R-V Industries, Inc.	Common Stock	12/27/2016	1,854
Securus Technologies Holdings, Inc.	Second Lien Term Loan	11/13/2017, 11/24/2017, 8/6/2018, 8/24/2018, 3/18/2019	22,750
SEOTownCenter, Inc.	Senior Secured Term Loan A	11/2/2018	3,000
SEOTownCenter, Inc.	Senior Secured Term Loan B	11/2/2018	2,000
SESAC Holdco II LLC	Second Lien Term Loan	4/5/2019	4,975
Sorenson Communications, LLC	First Lien Term Loan	5/14/2019	8,000
Symphony CLO XV, Ltd.	Subordinated Structured Note	12/24/2018	2,655
TouchTunes Interactive Networks, Inc.	Second Lien Term Loan	11/3/2016, 11/14/2016	9,000
Town & Country Holdings, Inc.	First Lien Term Loan	7/13/2018, 7/16/2018	105,000
Transplace Holdings, Inc.	Second Lien Term Loan	1/4/2018	3,518
United Sporting Companies, Inc.	Second Lien Term Loan	3/7/2013	58,650
Universal Turbine Parts, LLC	Delayed Draw Term Loan	10/24/2019, 2/7/2020, 2/26/2020	2,900

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2020 (Unaudited) and June 30, 2019 (Continued)

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

Fiscal Year	Follow-On Investments (NPRC Common Stock, excluding cost of initial investment)
2014	$4,555
2015	68,693
2016	93,857
2017	116,830
2018	137,024
2019	11,582
2020	19,590

(53)
The interest rate on these investments is subject to the base rate of 6-Month LIBOR, which was 1.18% and 2.21% at March 31, 2020 and June 30, 2019, respectively. The current base rate for each investment may be different from the reference rate on March 31, 2020 and June 30, 2019.

(54)
The interest rate on these investments is subject to the base rate of PRIME, which was 3.25% and 5.50% at March 31, 2020 and June 30, 2019, respectively. The current base rate for each investment may be different from the reference rate on March 31, 2020 and June 30, 2019.

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
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the nine months ended March 31, 2020.

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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of March 31, 2020 and June 30, 2019, our qualifying assets as a percentage of total assets, stood at 74.91% and 73.85%, respectively.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of March 31, 2020, approximately 1.6% of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of March 31, 2020, we do not expect to have any excise tax due for the 2020 calendar year. Thus, we have not accrued any excise tax for this period.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2020, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2016 and thereafter remain subject to examination by the Internal Revenue Service.
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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of March 31, 2020 and June 30, 2019, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 3. Portfolio Investments
At March 31, 2020, we had investments in 121 long-term portfolio investments, which had an amortized cost of $5,806,638 and a fair value of $5,144,542. At June 30, 2019, we had investments in 135 long-term portfolio investments, which had an amortized cost of $5,932,302 and a fair value of $5,653,553.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $823,546 and $516,605 during the nine months ended March 31, 2020 and March 31, 2019, respectively. Debt repayments and considerations from sales of equity securities of approximately $943,197 and $415,165 were received during the nine months ended March 31, 2020 and March 31, 2019, respectively.
The following table shows the composition of our investment portfolio as of March 31, 2020 and June 30, 2019:

	March 31, 2020		June 30, 2019
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$38,337	$38,298	$33,928	$34,239
Senior Secured Debt	2,617,325	2,262,534	2,687,709	2,449,357
Subordinated Secured Debt	1,397,007	1,213,860	1,439,440	1,329,799
Subordinated Unsecured Debt	42,836	48,263	38,933	33,058
Rated Secured Structured Notes	—	—	44,774	46,851
Subordinated Structured Notes	1,090,083	704,403	1,103,751	850,694
Equity	621,050	877,184	583,767	909,555
Total Investments	$5,806,638	$5,144,542	$5,932,302	$5,653,553

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

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of March 31, 2020:

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$38,298	$38,298
Senior Secured Debt	—	—	2,262,534	2,262,534
Subordinated Secured Debt	—	—	1,213,860	1,213,860
Subordinated Unsecured Debt	—	—	48,263	48,263
Rated Secured Structured Notes	—	—	—	—
Subordinated Structured Notes	—	—	704,403	704,403
Equity	—	—	877,184	877,184
Total Investments	$—	$—	$5,144,542	$5,144,542
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following tables show the aggregate changes in the fair value of our Level 3 investments during the nine months ended March 31, 2020:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2019	$2,475,924	$76,682	$3,100,947	$5,653,553
Net realized losses on investments	$—	$—	$(1,138)	$(1,138)
Net change in unrealized (losses) gains(1)	(172,328)	20,746	(230,459)	(382,041)
Net realized and unrealized (losses) gains	$(172,328)	$20,746	$(231,597)	$(383,179)
Purchases of portfolio investments	142,899	3,134	627,374	773,407
Payment-in-kind interest	29,796	2,199	3,139	35,134
Accretion (amortization) of discounts and premiums, net	242	2,407	(8,534)	(5,885)
Repayments and sales of portfolio investments	(268,061)	(25,713)	(648,547)	(942,321)
Transfers within Level 3	—	—	—	—
Transfers out of Level 3(1)	—	—	(20,555)	(20,555)
Transfers into Level 3(2)	—	—	34,388	34,388
Fair value as of March 31, 2020	$2,208,472	$79,455	$2,856,615	$5,144,542

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Rated Secured Structured Notes	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2019	$34,239	$2,449,357	$1,329,799	$33,058	$46,851	$850,694	$909,555	$5,653,553
Net realized (losses) gains on investments	(22)	(619)	14	—	1,885	(2,396)	—	(1,138)
Net change in unrealized (losses) gains(1)	(351)	(115,131)	(73,504)	11,301	(2,078)	(132,626)	(69,652)	(382,041)
Net realized and unrealized (losses) gains	(373)	(115,750)	(73,490)	11,301	(193)	(135,022)	(69,652)	(383,179)
Purchases of portfolio investments	13,341	587,923	123,907	—	5,534	1,912	40,790	773,407
Payment-in-kind interest	274	22,654	10,281	1,925	—	—	—	35,134
Accretion (amortization) of discounts and premiums, net	—	722	4,213	2,407	(70)	(13,157)	—	(5,885)
Repayments and sales of portfolio investments	(9,183)	(696,205)	(180,850)	(428)	(52,122)	(24)	(3,509)	(942,321)
Transfers within Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3(1)	—	(20,555)	—	—	—	—	—	(20,555)
Transfers into Level 3(2)	—	34,388	—	—	—	—	—	34,388
Fair value as of March 31, 2020	$38,298	$2,262,534	$1,213,860	$48,263	$—	$704,403	$877,184	$5,144,542

(1)
Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended September 30, 2019 one of our senior secured notes transferred out of Level 3 to Level 2 because the inputs to the valuation became observable.

(2)
Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended March 31, 2020 two of our senior secured notes transferred from Level 2 to Level 3 because the inputs to the valuation became unobservable.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following tables show the aggregate changes in the fair value of our Level 3 investments during the nine months ended March 31, 2019:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2018	$2,404,326	$58,436	$3,264,517	$5,727,279
Net realized gains on investments	14,309	—	(1,977)	12,332
Net change in unrealized (losses)(1)	(22,129)	(23,750)	(98,338)	(144,217)
Net realized and unrealized (losses)	(7,820)	(23,750)	(100,315)	(131,885)
Purchases of portfolio investments	50,129	7,385	429,428	486,942
Payment-in-kind interest	25,069	743	3,851	29,663
Accretion (amortization) of discounts and premiums, net	970	—	1,684	2,654
Repayments and sales of portfolio investments	(123,087)	(10,578)	(280,315)	(413,980)
Transfers within Level 3(1)	45,129	58,806	(103,935)	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of March 31, 2019	$2,394,716	$91,042	$3,214,915	$5,700,673

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	Rated Secured Structured Notes	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2018	$38,559	$2,481,353	$1,260,525	$32,945	$17	$6,159	$954,035	$953,686	$5,727,279
Net realized gains on investments	—	(823)	—	—	73	—	—	13,082	12,332
Net change in unrealized gains (losses)	48	(91,134)	(34,059)	(6,881)	13	2,737	(75,272)	60,331	(144,217)
Net realized and unrealized gains (losses)	48	(91,957)	(34,059)	(6,881)	86	2,737	(75,272)	73,413	(131,885)
Purchases of portfolio investments	16,385	315,387	217,820	—	—	38,524	6,885	(108,059)	486,942
Payment-in-kind interest	244	21,760	7,158	501	—	—	—	—	29,663
Accretion (amortization) of discounts and premiums, net	—	2,442	4,632	—	—	100	(4,520)	—	2,654
Repayments and sales of portfolio investments	(16,855)	(224,748)	(113,009)	(143)	(103)	—	—	(59,122)	(413,980)
Transfers within Level 3	—	—	—	—	—	—	—	—	—
Transfers in (out) of Level 3	—	—	—	—	—	—	—	—	—
Fair value as of March 31, 2019	$38,381	$2,504,237	$1,343,067	$26,422	$—	$47,520	$881,128	$859,918	$5,700,673

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
For the nine months ended March 31, 2020 and March 31, 2019, the net change in unrealized losses on the investments that use Level 3 inputs was ($370,612) and ($131,870) for investments still held as of March 31, 2020 and March 31, 2019, respectively.

Impact of the novel coronavirus (“Wuhan Virus”) pandemic
The U.S. capital markets are experiencing a period of extreme volatility and disruption. In December 2019, a novel strain of coronavirus (the "Wuhan Virus") surfaced in Wuhan, China and the World Health Organization has declared a global pandemic, the United States has declared a national emergency and for the first time in its history, every state in the United States is under a federal disaster declaration. Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. The Wuhan Virus pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.
The Wuhan Virus pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies and SSN investments. The Wuhan Virus pandemic is having a particularly

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

adverse impact on industries in which certain of our portfolio companies operate, including energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The Wuhan Virus pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies and SSN investments after March 31, 2020, including for the reasons described herein. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the Wuhan Virus pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.
As a BDC, we are required to carry our investments at fair value as determined in good faith by our Board of Directors. Depending on market conditions, we could incur substantial losses in future periods, which could have a material adverse impact on our business, financial condition, and results of operations.
Although it is difficult to predict the extent of the impact of the Wuhan Virus outbreak on the underlying CLO vehicles we invest in, the failure by a CLO vehicle to satisfy certain financial covenants, including with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event the CLO vehicle fails certain tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO vehicle or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.
The Wuhan Virus pandemic has adversely impacted the fair value of our investments as of March 31, 2020, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the Wuhan Virus pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the Wuhan Virus pandemic. As a result, our valuations at March 31, 2020 may not show the complete or continuing impact of the Wuhan Virus pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after March 31, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2020 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
Senior Secured Debt	$1,302,803	Discounted cash flow (Yield analysis)	Market yield	6.6% to 22.5%	11.0%
Senior Secured Debt	385,404	Enterprise value waterfall (Market approach)	EBITDA multiple	2.8x to 9.0x	6.8x
Senior Secured Debt	74,205	Enterprise value waterfall (Market approach)	Revenue multiple	0.4x to 0.9x	0.4x
Senior Secured Debt	62,971	Enterprise value waterfall (Discounted cash flow)	Discount rate	9.1% to 12.0%	10.4%
Senior Secured Debt	28,233	Asset recovery analysis	N/A	N/A	N/A
Senior Secured Debt (1)	57,639	Enterprise value waterfall	Loss-adjusted discount rate	4.0% to 14.3%	9.7%
Senior Secured Debt (2)	78,359	Enterprise value waterfall	Discount rate (3)	8.6% to 13.7%	10.7%
Senior Secured Debt	311,218	Enterprise value waterfall (NAV analysis)	Capitalization Rate	4.0% to 8.1%	6.1%
Subordinated Secured Debt	781,464	Discounted cash flow (Yield analysis)	Market yield	7.0% to 40.0%	13.2%
Subordinated Secured Debt	73,957	Enterprise value waterfall (Market approach)	EBITDA multiple	5.5x to 8.0x	6.9x
Subordinated Secured Debt	4,716	Asset recovery analysis	N/A	N/A	N/A
Subordinated Secured Debt (4)	353,723	Enterprise value waterfall (Market approach)	Tangible book value multiple	0.8x to 2.7x	2.5x
Subordinated Unsecured Debt	48,263	Enterprise value waterfall (Market approach)	EBITDA multiple	5.5x to 14.7x	13.7x
Subordinated Structured Notes	704,403	Discounted cash flow	Discount rate (3)	0.4% to 28.0%	21.9%
Preferred Equity	17,591	Enterprise value waterfall (Market approach)	EBITDA multiple	4.0x to 5.0x	4.5x
Common Equity/Interests/Warrants	134,404	Enterprise value waterfall (Market approach)	EBITDA multiple	4.0x to 14.7x	4.7x
Common Equity/Interests/Warrants (2)	9,595	Enterprise value waterfall	Discount rate (3)	8.6% to 13.7%	10.7%
Common Equity/Interests/Warrants	406,267	Enterprise value waterfall (NAV analysis)	Capitalization Rate	4.0% to 8.1%	6.1%
Common Equity/Interests/Warrants (5)	226,315	Enterprise value waterfall (Market approach)	Tangible book value multiple	0.8x to 2.7x	2.6x
Common Equity/Interests/Warrants (6)	36,934	Enterprise value waterfall (NAV analysis)	Capitalization Rate	4.0% to 8.1%	6.1%
Common Equity/Interests/Warrants	28,323	Enterprise value waterfall (Discounted cash flow)	Discount rate	9.4% to 30.0%	12.8%
Common Equity/Interests/Warrants	15,418	Asset recovery analysis	N/A	N/A	N/A
Escrow Receivable	2,337	Discounted cash flow	Discount rate	7.3% to 8.8%	8.0%
Total Level 3 Investments	$5,144,542

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

(1)
Represents an investment in a Real Estate Investment Trust subsidiary. The Enterprise Value analysis includes the fair value of our investments in such indirect subsidiary’s consumer loans purchased from online consumer lending platforms, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above. In addition, the valuation also used projected loss rates as an unobservable input ranging from 0.0%-8.2%, with a weighted average of 0.5%

(2)
Represents an investment in a Real Estate Investment Trust subsidiary. The Enterprise Value analysis includes the fair value of our investments in such indirect subsidiary’s rated secured structured notes, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above.

(3)
Represents the implied discount rate based on our internally generated single-cash flow model that is derived from the fair value estimated by the corresponding multi-path cash flow model utilized by the independent valuation firm.

(4)
Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes book value multiples as noted above. In addition, the valuation of certain consumer finance companies utilizes the enterprise value waterfall technique whereby the significant unobservable input is the earnings multiple and the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies the earnings multiple ranges from 5.5x to 8.0x with a weighted average of 7.2x and the discount rate ranges from 13.1% to 14.1% with a weighted average of 13.6%.

(5)
Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes book value multiples as noted above. In addition, the valuation of certain consumer finance companies utilizes the enterprise value waterfall technique whereby the significant unobservable input is the earnings multiple and the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies the earnings multiple ranges from 5.5x to 8.0x with a weighted average of 7.4x and the discount rate ranges from 13.1% to 14.1% with a weighted average of 13.6%.

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
During the three months ended March 31, 2020, the valuation methodology for Staples, Inc. (“Staples”) changed to incorporate the yield technique. As a result of an increase in observed credit spreads, the fair value of our investment in Staples decreased to $8,106 as of March 31, 2020, a discount of $786 from its amortized cost, compared to the $14 unrealized depreciation recorded as of December 31, 2019.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

During the nine months ended March 31, 2020, four of our Subordinated Structured Notes were deemed to have an other-than-temporary loss. In accordance with ASC 325-40, Beneficial Interest in Securitized Financial Assets, we recorded a total loss of $2,420 related to these investments for the amount our amortized cost exceeded fair value as of the respective determination dates. During the nine months ended March 31, 2019, there was no OTTI assessed for any Subordinated Structured Notes within our portfolio.
During the nine months ended March 31, 2020, we received partial repayments of $235,019 of our loans previously outstanding with NPRC, and provided $19,590 of equity financing and $78,359 of debt financing to NPRC to fund purchases of rated secured structured notes, expenses and structuring fees.
The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of March 31, 2020, the outstanding investment in online consumer loans by certain of NPRC’s wholly owned subsidiaries was comprised of 11,570 individual loans and residual interest in four securitizations, and had an aggregate fair value of $54,224. The average outstanding individual loan balance is approximately $3 and the loans mature on dates ranging from April 1, 2020 to April 19, 2025 with a weighted-average outstanding term of 20 months as of March 31, 2020. Fixed interest rates range from 6.0% to 36.0% with a weighted-average current interest rate of 22.4%. As of March 31, 2020, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $57,639.
As of March 31, 2020, based on outstanding principal balance, 11.5% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 29.4% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 59.1% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$4,561	$4,366	6.0% - 24.1%	12.5%
Prime	11,636	10,966	6.0% - 36.0%	17.7%
Near Prime	23,364	21,916	6.0% - 36.0%	26.6%
*Weighted by outstanding principal balance of the online consumer loans.

The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of March 31, 2020, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 34 investments with a fair value of $188,969 and face value of $208,342. The average outstanding note is approximately $6,128 with a stated maturity date ranging from April 2026 to October 2032 and weighted-average stated maturity of 10 years as of March 31, 2020. Coupons range from three-month Libor (“3ML”) plus 5.45% to 9.45% with a weighted-average coupon of 3ML + 7.16%. As of March 31, 2020, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $87,954.
As of March 31, 2020, based on outstanding notional balance, 25% of the portfolio was invested in Single - B rated tranches and 75% of the portfolio in BB rated tranches.
As of March 31, 2020, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $632,319 and a fair value of $900,012, including our investment in online consumer lending and rated secured structured notes as discussed above. As of March 31, 2020, our investment in NPRC and its wholly owned subsidiaries relating to the real estate portfolio had a fair value of $754,419. This portfolio was comprised of thirty-nine multi-families properties, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of March 31, 2020.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	—
3	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,156
4	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,578
5	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,224

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
6	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,212
7	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	13,820
8	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,008
9	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	7,461
10	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
11	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
12	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	85,790
13	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	15,644
14	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,812
15	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	30,169
16	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	17,164
17	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	17,401
18	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	24,911
19	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	19,352
20	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,808
21	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,347
22	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	43,081
23	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
24	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
25	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
26	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
27	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	51,202
28	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
29	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	15,459
30	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
31	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
32	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
33	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
34	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	44,044
35	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	14,185
36	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
37	Laurel Pointe Holdings, LLC	Forest Park, GA	5/9/2018	33,005	26,400
38	Bradford Ridge Holdings, LLC	Forest Park, GA	5/9/2018	12,500	10,000
39	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
40	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	39,525
41	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	19,335
42	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
43	Ashwood Ridge Holdings LLC	Jonesboro, GA	9/21/2018	9,600	7,300
44	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
45	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
46	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
47	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
48	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	30,127
49	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	14,662
50	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
				$1,843,477	$1,541,339
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
On January 28, 2020, we sold $24,994 of our Senior Secured Term Loan investment and $1,082 of our Revolving Line of Credit commitment in PeopleConnect Holdings, Inc., or 10.6% of our initial investment, at a price of 98.0. As a result of the sale, we recorded a realized loss of $522.
On March 6, 2020, we received additional bankruptcy proceeds for our previously impaired investment in New Century Transportation, Inc., and recorded a realized gain of $449, offsetting the previously recognized loss.
As of March 31, 2020, $2,967,576 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR floors ranging from 0.0% - 3.0%. As of March 31, 2020, $595,379 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 1.0% - 20.5%. As of June 30, 2019, $3,294,584 of our loans to portfolio companies, at fair value, bore interest at floating rates and have LIBOR floors ranging from 0.0% - 3.0%. As of June 30, 2019, $598,720 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 1.0% - 20.5%.
At March 31, 2020, eleven loan investments were on non-accrual status: CP Energy Services Inc. (the Senior Secured Term Loan B to Spartan Energy Services, Inc.), Easy Gardener Products, Inc., Interdent (the Senior Secured Term Loan C and the Senior Secured Term Loan D), Pacific World Corporation (the Revolving Line of Credit, the Senior Secured Term Loan A and the Senior Secured Term Loan B), United Sporting Companies, Inc. (“USC”), USES Corp. (“USES,” the Senior Secured Term Loan A and the Senior Secured Term Loan B), and UTP (the Senior Secured Term Loan B). At June 30, 2019, nine loan investments were on non-accrual status: Edmentum (the Unsecured Junior PIK Note), InterDent (the Senior Secured Term Loan C and the Senior Secured Term Loan D), Pacific World Corporation (the Senior Secured Term Loan A and the Senior Secured Term Loan B), USC, USES (the Senior Secured Term Loan A and the Senior Secured Term Loan B), and UTP (the Senior Secured Term Loan B). Cost balances of these loans amounted to $496,196 and $487,356 as of March 31, 2020 and June 30, 2019, respectively. The fair value of these loans amounted to $85,321 and $167,833 as of March 31, 2020 and June 30, 2019, respectively. The fair values of these investments represent approximately 1.6% and 2.9% of our total assets at fair value as of March 31, 2020 and June 30, 2019, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of March 31, 2020 and June 30, 2019, we had $38,135 and $23,375, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of March 31, 2020 and June 30, 2019.
We have guaranteed $2,487 in standby letters of credit issued through a financial intermediary and $2,624 of equipment lease obligations on behalf of InterDent, Inc. (“InterDent”) as of March 31, 2020. Under these arrangements, we would be required to

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

make payments to the financial intermediary or equipment lease provider, respectively, if InterDent was to default on their related payment obligations. As of March 31, 2020, we have not recorded a liability on the statement of assets and liabilities for these guarantees as the likelihood of default on the standby letters of credit or equipment lease is deemed to be remote.
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
CP Energy Services Inc. (“CP Energy”) is a significant subsidiary due to income for the nine months ended March 31, 2020. The following table shows summarized income statement information for CP Energy for the periods included in this quarterly report:

	Three Months Ended March 31,		Nine Months Ended March 31,
Summary Statement of Operations	2020	2019	2020	2019
Total revenue	$7,250	$12,874	$28,630	$46,404
Cost of sales	9,583	15,162	35,028	50,448
Operating expenses	1,509	2,124	5,864	7,478
Other expenses (including tax expense)	1,139	1,273	5,790	4,284
Net loss	$(4,981)	$(5,685)	$(18,052)	$(15,806)
National Property REIT Corp. (“NPRC”), which was a significant subsidiary due to assets and income for our fiscal years ending June 30, 2019 and June 30, 2018, is a significant subsidiary due to assets and income for the nine months ended March 31, 2020. The following table shows summarized income statement information for NPRC for the periods included in this quarterly report:

	Three Months Ended March 31,		Nine Months Ended March 31,
Summary Statement of Operations	2020	2019	2020	2019
Total revenue	$118,326	$113,251	$407,921	$382,509
Operating expenses	88,822	85,173	273,452	269,749
Operating income	$29,504	$28,078	$134,469	$112,760
Depreciation and amortization	(24,718)	(29,935)	(73,764)	(71,035)
Fair value adjustment	(11,562)	(5,638)	(16,519)	(25,358)
Net (loss) income	$(6,776)	$(7,495)	$44,186	$16,367
Pacific World Corporation (“Pacific World”), which was a significant subsidiary due to income for our fiscal year ending June 30, 2019, is a significant subsidiary due to income for the nine months ended March 31, 2020. The following table shows summarized income statement information for Pacific World for the periods included in this quarterly report:

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
Summary Statement of Operations	2020	2019	2020	2019
Net Sales	$16,037	$20,467	$53,691	$65,414
Cost of sales	12,849	16,165	44,008	52,540
Selling, general and administrative expenses	9,222	10,046	36,460	49,858
Interest expense	6,012	6,148	18,244	17,904
Other expense (income), net	1,302	451	490	1,998
Income tax expense (benefit)	56	74	137	285
Net loss	$(13,403)	$(12,418)	$(45,648)	$(57,172)
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

On September 9, 2019, we amended the 2018 Facility and closed an expanded revolving credit facility (the “2019 Facility” and collectively with the 2014 Facility and the 2018 Facility, the “Revolving Credit Facility”). The lenders had extended commitments of $1,077,500 as of March 31, 2020. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The Revolving Credit Facility Facility matures on September 9, 2024. It includes a revolving period that extends through September 9, 2023, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due, if required by the lenders.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The Revolving Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. The Revolving Credit Facility also requires the maintenance of a minimum liquidity requirement. As of March 31, 2020, we were in compliance with the applicable covenants.
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
For the nine months ended March 31, 2020 and March 31, 2019, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Average stated interest rate	3.54%	4.69%	3.84%	4.53%
Average outstanding balance	$262,084	$295,511	$161,373	$256,409
As of March 31, 2020 and June 30, 2019, we had $528,039 and $684,212, respectively, available to us for borrowing under the Revolving Credit Facility, of which $165,600 and $167,000 was outstanding as of March 31, 2020 and June 30, 2019, respectively. As of March 31, 2020, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,641,230, which represents 31.6% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,077,500. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $10,904 of new fees and $7,787 were carried over for continuing participants from the previous facilities, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of March 31, 2020, $9,688 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities. During the nine months ended March 31, 2020, $398 of fees were expensed relating to credit providers in the 2018 Facility who did not commit to the 2019 Facility.
During the three months ended March 31, 2020 and March 31, 2019, we recorded $5,867 and $6,209, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the nine months ended March 31, 2020 and March 31, 2019, we recorded $16,841 and $17,535, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On June 28, 2019, we commenced a tender offer to purchase for cash any and all of the $224,114 then outstanding aggregate principal amount of the 2020 Notes (“June Tender Offer”). On July 27, 2019, $32,948 aggregate principal amount of the 2020 Notes, representing 14.7% of the previously outstanding 2020 Notes, were validly tendered and accepted. On August 12, 2019, we commenced a tender offer to purchase for cash up to $60,000 aggregate principal amount of the 2020 Notes (“August Tender Offer”). On September 10, 2019, $13,597 aggregate principal amount of the 2020 Notes, representing 7.1% of the previously outstanding 2020 Notes, were validly tendered and accepted. The June Tender Offer and August Tender Offer, resulted in our recognizing a loss of $668 during the three months ended September 30, 2019.
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
On December 23, 2019, we commenced a tender offer to purchase for cash up to $10,000 aggregate principal amount of the 2020 Notes (“2020 Notes December Tender Offer”). On January 22, 2020, $2,215 aggregate principal amount of the 2020 Notes, representing 1.3% of the previously outstanding 2020 Notes, were validly tendered and accepted. The 2020 Notes December Tender Offer resulted in our recognizing a loss of $14 during the three months ended March 31, 2020. During the three months ended March 31, 2020, we repurchased an additional $45,111 aggregate principal amount of the 2020 Notes at a weighted average price of 100.5 including commissions. As a result of this transaction, we recorded a loss of $220, in the amount of the difference between the reacquisition price and the net carrying amount of the 2020 Notes, net of the proportionate amount of unamortized debt issuance costs. As of March 31, 2020, the outstanding aggregate principal amount of the 2020 Notes is $127,711.
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
On December 23, 2019, we commenced a tender offer to purchase for cash up to $25,000 aggregate principal amount of the 2022 Notes (“2022 Notes December Tender Offer”). On January 22, 2020, $1,302 aggregate principal amount of the 2022 Notes, representing 0.5% of the previously outstanding 2022 Notes, were validly tendered and accepted. The 2022 Notes December Tender Offer resulted in our recognizing a loss of $51 during the three months ended March 31, 2020. During the three months ended March 31, 2020, we repurchased an additional $32,585 aggregate principal amount of the 2022 Notes at a weighted average price of 89.1 including commissions. As a result of this transaction, we recorded a gain of $3,045, in the amount of the difference between the reacquisition price and the net carrying amount of the 2022 Notes, net of the proportionate amount of unamortized debt issuance costs. As of March 31, 2020, the outstanding aggregate principal amount of the 2022 Notes is $258,240.
2025 Notes
On March 1, 2019, we issued $175,000 aggregate principal amount of senior convertible notes that mature on March 1, 2025 (the “2025 Notes”), unless previously converted or repurchased in accordance with their terms. We granted the underwriters a 13-day over-allotment option to purchase up to an additional $26,250 aggregate principal amount of the 2025 Notes. The underwriters fully exercised the over-allotment option on March 11, 20l9 and we issued $26,250 aggregate principal amount of 2025 Notes at settlement on March 13, 2019. The 2025 Notes bear interest at a rate of 6.375% per year, payable semi-annually on March 1 and September 1 each year, beginning September 1, 2019. Total proceeds from the issuance of the 2025 Notes, net of underwriting discounts and offering costs, were $198,674. As of March 31, 2020, the outstanding aggregate principal amount of the 2025 Notes is $201,250.

Certain key terms related to the convertible features for the 2020 Notes, the 2022 Notes, and the 2025 Notes (collectively, the “Convertible Notes”) are listed below:

	2020 Notes	2022 Notes	2025 Notes
Initial conversion rate(1)	80.6647	100.2305	110.7420
Initial conversion price	$12.40	$9.98	$9.03
Conversion rate at March 31, 2020(1)(2)	80.6670	100.2305	110.7420
Conversion price at March 31, 2020(2)(3)	$12.40	$9.98	$9.03
Last conversion price calculation date	4/11/2019	4/11/2019	3/1/2020
Dividend threshold amount (per share)(4)	$0.110525	$0.083330	$0.060000

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)	The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

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
In connection with the issuance of the Convertible Notes, we recorded a discount of $4,025 and debt issuance costs of $21,107 which are being amortized over the terms of the Convertible Notes. As of March 31, 2020, $3,412 of the original issue discount and $6,398 of the debt issuance costs remain to be amortized and are included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended March 31, 2020 and March 31, 2019, we recorded $9,728 and $10,460, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the nine months ended March 31, 2020 and March 31, 2019, we recorded $30,089 and $33,352, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
Note 6. Public Notes
2023 Notes
On March 15, 2013, we issued $250,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Original 2023 Notes”). The Original 2023 Notes bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2013. Total proceeds from the issuance of the Original 2023 Notes, net of underwriting discounts and offering costs, were $243,641. On June 20, 2018, we issued an additional $70,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Additional 2023 Notes,” and together with the Original 2023 Notes, the “2023 Notes”). The Additional 2023 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2023 Notes and bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the Additional 2023 Notes, net of underwriting discounts, were $69,403. As of March 31, 2020, the outstanding aggregate principal amount of the 2023 Notes is $320,000.
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
During the year ended June 30, 2019, we issued an additional $35,162 aggregate principal amount under the Second 2024 Notes ATM, for net proceeds of $34,855, after commissions and offering costs. On March 20, 2020, we commenced a tender offer to purchase for cash any and all of the $234,443 aggregate principal amount of the 2024 Notes (“2024 Notes March Tender Offer”). On March 31, 2020, $655 aggregate principal amount of the 2024 Notes, representing 0.3% of the previously outstanding 2024 Notes, were validly tendered and accepted. The 2024 Notes March Tender Offer, resulted in our recognizing a gain of $203 during the three months ended March 31, 2020. As of March 31, 2020, the outstanding aggregate principal amount of the 2024 Notes is $233,788.

2028 Notes
On June 7, 2018, we issued $55,000 aggregate principal amount of unsecured notes that mature on June 15, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts and offering costs were $53,119. On July 2, 2018, we entered into an ATM program with B. Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2028 Notes (“2028 Notes ATM” or “2028 Notes Follow-on Program”). The 2028 Notes are listed on the NYSE and trade thereon under the ticker “PBY”. During the year ended June 30, 2019, we issued an additional $15,761 aggregate principal amount under the 2028 Notes ATM, for net proceeds of $15,530, after commissions and offering costs. As of March 31, 2020, the outstanding aggregate principal amount of the 2028 Notes is $70,761.
6.375% 2024 Notes
On October 1, 2018, we issued $100,000 aggregate principal amount of unsecured notes that mature on January 15, 2024 (the “6.375% 2024 Notes”). The 6.375% 2024 Notes bear interest at a rate of 6.375% per year, payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2019. Total proceeds from the issuance of the 6.375% 2024 Notes, net of underwriting discounts and offering costs, were $98,985. As of March 31, 2020, the outstanding aggregate principal amount of the 6.375% 2024 Notes is $100,000.
2029 Notes
On December 5, 2018, we issued $50,000 aggregate principal amount of unsecured notes that mature on June 15, 2029 (the “2029 Notes”). The 2029 Notes bear interest at a rate of 6.875% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning March 15, 2019. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts and offering costs, were $48,057. On February 9, 2019, we entered into an ATM program with B. Riley FBR, Inc., BB&T Capital Markets, and Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2029 Notes (“2029 Notes ATM” or “2029 Notes Follow-on Program”). The 2029 Notes are listed on the NYSE and trade thereon under the ticker “PBC”. During the year ended June 30, 2019, we issued an additional $19,170 aggregate principal amount under the 2029 Notes ATM, for net proceeds of $18,523, after commissions and offering costs. As of March 31, 2020, the outstanding aggregate principal amount of the 2029 Notes is $69,170.

The 2023 Notes, the 2024 Notes, the 2028 Notes, the 6.375% 2024 Notes, and the 2029 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $4,112 and debt issuance costs of $16,226, which are being amortized over the terms of the notes. As of March 31, 2020, $2,172 of the original issue discount and $10,034 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended March 31, 2020 and March 31, 2019, we recorded $12,834 and $12,272, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the nine months ended March 31, 2020 and March 31, 2019, we recorded $38,481 and $35,102, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
Note 7. Prospect Capital InterNotes®
On February 16, 2012, we entered into a selling agent agreement (the “Original Selling Agent Agreement”) with Incapital LLC, as purchasing agent for our issuance and sale from time to time of up to $500,000 of Prospect Capital InterNotes®, which was

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

increased to $1,500,000 in May 2014. On May 10, 2019, the Original Selling Agent Agreement was terminated, and we entered into a new selling agent agreement with Incapital LLC (the “May 2019 Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes®.
On September 16, 2019, the May 2019 Selling Agent Agreement was terminated, and we entered into a new selling agent agreement with Incapital LLC (the “September 2019 Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $500,000 of Prospect Capital InterNotes®. We sold approximately $1,700,000 in aggregate principal amount of Prospect Capital InterNotes® under the Original Selling Agent Agreement, May 2019 Selling Agent Agreement, and September 2019 Selling Agent Agreement (collectively the “Previous Selling Agent Agreements”).
On February 13, 2020, the September 2019 Selling Agent Agreement was terminated, and we entered into a new selling agent agreement with Incapital LLC (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with the previously authorized selling agent agreements, the “InterNotes® Offerings”). Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of March 31, 2020, $672,559 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the nine months ended March 31, 2020, we issued $224,934 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $221,194. These notes were issued with stated interest rates ranging from 3.75% to 5.50% with a weighted average interest rate of 4.29%. These notes mature between July 15, 2024 and March 15, 2030. The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2020:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$105,379	3.75%–5.00%	4.12%	July 15, 2024 – March 15, 2025
7	44,184	4.00%–5.25%	4.26%	July 15, 2026 – March 15, 2027
10	75,371	3.75%–5.50%	4.56%	July 15, 2029 – March 15, 2030
	$224,934
During the nine months ended March 31, 2019, we issued $124,643 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $122,592. These notes were issued with stated interest rates ranging from 5.00% to 6.25% with a weighted average interest rate of 5.78%. These notes mature between July 15, 2023 and March 15, 2029. The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2019:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$57,751	5.00%-5.75%	5.48%	July 15, 2023 – March 15, 2024
7	31,499	5.50%–6.00%	5.93%	July 15, 2025 – March 15, 2026
8	385	5.75%	5.75%	July 15, 2026
10	35,008	6.00%–6.25%	6.13%	July 15, 2028 – March 15, 2029
	$124,643
During the nine months ended March 31, 2020, we redeemed, prior to maturity, $255,822 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 5.06% in order to replace shorter maturity debt with longer-term debt. During the nine months ended March 31, 2020, we repaid $4,252 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the nine months ended March 31, 2020 was $2,435.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following table summarizes the Prospect Capital InterNotes® outstanding as of March 31, 2020:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$210,555	3.75% – 5.75%	4.80%	September 15, 2023 – March 15, 2025
7	103,703	4.00% – 6.00%	5.11%	July 15, 2024 – March 15, 2027
8	24,455	4.50% – 5.75%	4.67%	August 15, 2025 – July 15, 2026
10	159,424	3.75% – 6.25%	5.31%	January 15, 2024 – March 15, 2030
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,063	5.25% – 6.00%	5.35%	May 15, 2028 – November 15, 2028
18	18,862	4.13% – 6.25%	5.58%	December 15, 2030 – August 15, 2031
20	3,847	5.75% – 6.00%	5.89%	November 15, 2032 – October 15, 2033
25	30,860	6.25% – 6.50%	6.39%	August 15, 2038 – May 15, 2039
30	100,812	5.50% – 6.75%	6.25%	November 15, 2042 – October 15, 2043
	$672,559
During the nine months ended March 31, 2019, we redeemed, prior to maturity $123,418 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.83% in order to replace debt with shorter maturity dates. During the nine months ended March 31, 2019, we repaid $7,428 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the nine months ended March 31, 2019 was $905.
The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2019:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$283,450	4.00% – 5.75%	5.10%	July 15, 2021 - June 15, 2024
5.5	1,399	4.25%	4.25%	July 15, 2020
6.5	34,745	5.10% – 5.25%	5.24%	January 15, 2022 - May 15, 2022
7	83,731	4.00% – 6.00%	5.56%	January 15, 2020 - June 15, 2026
7.5	1,996	5.75%	5.75%	February 15, 2021
8	24,500	4.50% – 5.75%	4.67%	August 15, 2025 - July 15, 2026
10	99,529	5.50% – 7.00%	6.09%	March 15, 2022 - June 15, 2029
12	2,978	6.00%	6.00%	November 15, 2025 - December 15, 2025
15	17,077	5.25% – 6.00%	5.35%	May 15, 2028 - November 15, 2028
18	19,306	4.13% – 6.25%	5.58%	December 15, 2030 - August 15, 2031
20	3,887	5.75% – 6.00%	5.90%	November 15, 2032 - October 15, 2033
25	31,855	6.25% – 6.50%	6.39%	August 15, 2038 - May 15, 2039
30	103,246	5.50% – 6.75%	6.24%	November 15, 2042 - October 15, 2043
	$707,699
In connection with the issuance of Prospect Capital InterNotes®, we incurred $28,694 of fees which are being amortized over the term of the notes, of which $13,042 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of March 31, 2020.
During the three months ended March 31, 2020 and March 31, 2019, we recorded $9,217 and $10,005, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the nine months ended March 31, 2020 and March 31, 2019, we recorded $28,192 and $31,521, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 8. Fair Value and Maturity of Debt Outstanding
As of March 31, 2020, our asset coverage stood at 230.6% based on outstanding senior securities of $2,219,079.
The following table shows our outstanding debt as of March 31, 2020.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value(1)		Effective Interest Rate
Revolving Credit Facility(2)	$165,600	$9,688	$165,600	(3)	$165,600		1ML+2.20%	(6)

2020 Notes	127,711	294	127,417		127,711	(4)	5.39%	(7)
2022 Notes	258,240	3,999	254,241		230,378	(4)	5.65%	(7)
2025 Notes	201,250	5,517	195,733		173,534	(4)	6.63%	(7)
Convertible Notes	587,201		577,391		531,623

6.375% 2024 Notes	100,000	828	99,172		102,711	(4)	6.64%	(7)
2023 Notes	320,000	2,642	317,358		265,766	(4)	6.09%	(7)
2024 Notes	233,788	4,153	229,635		193,763	(4)	6.76%	(7)
2028 Notes	70,761	2,193	68,568		56,326	(4)	6.77%	(7)
2029 Notes	69,170	2,390	66,780		55,391	(4)	7.38%	(7)
Public Notes	793,719		781,513		673,957

Prospect Capital InterNotes®	672,559	13,042	659,517		571,817	(5)	6.05%	(8)
Total	$2,219,079		$2,184,021		$1,942,997

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of March 31, 2020.

(2)	The maximum draw amount of the Revolving Credit facility as of March 31, 2020 is $1,077,500.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Note 2 for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread based on observable market inputs.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

As of June 30, 2019, our asset coverage stood at 234.8% based on outstanding senior securities of $2,422,937.
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

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of March 31, 2020:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$165,600	—	$—	$165,600	$—
Convertible Notes	587,201	127,711	258,240	201,250	—
Public Notes	793,719	—	320,000	333,788	139,931
Prospect Capital InterNotes®	672,559	—	—	234,491	438,068
Total Contractual Obligations	$2,219,079	$127,711	$578,240	$935,129	$577,999

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
We may from time to time seek to cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. The amounts involved may be material. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including secured debt, unsecured debt and/or debt securities convertible into common stock. Any such purchases or exchanges of outstanding debt would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.
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
We did not repurchase any shares of our common stock during the nine months ended March 31, 2020 and March 31, 2019. As of March 31, 2020, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
On February 13, 2020, we filed a registration statement on Form N-2 (File No. 333-236415) that was effective upon filing pursuant to Rule 462(e) under the Securities Act as permitted under the Small Business Credit Availability Act. The registration statement permits us to issue, through one or more transactions, an indeterminate amount of securities, consisting of common stock, preferred stock, debt securities, subscription rights to purchase our securities, warrants representing rights to purchase our securities or separately tradeable units combining two or more of our securities.
Excluding dividend reinvestments, during the nine months ended March 31, 2020 and March 31, 2019, we did not issue any shares of our common stock.
During the nine months ended March 31, 2020 and March 31, 2019, we distributed approximately $198,455 and $197,555, respectively, to our stockholders. The following table summarizes our distributions declared and payable for the nine months ended March 31, 2019 and March 31, 2020.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/9/2018	7/31/2018	8/23/2018	$0.06	$21,881
5/9/2018	8/31/2018	9/20/2018	0.06	21,898
8/28/2018	9/28/2018	10/18/2018	0.06	21,914
8/28/2018	10/31/2018	11/21/2018	0.06	21,930
11/6/2018	11/30/2018	12/20/2018	0.06	21,945
11/6/2018	1/2/2019	1/24/2019	0.06	21,963
11/6/2018	1/31/2019	2/21/2019	0.06	22,003
2/6/2019	2/28/2018	3/21/2019	0.06	22,008
2/6/2019	3/29/2019	4/18/2019	0.06	22,013
Total declared and payable for the nine months ended March 31, 2019				197,555

5/8/2019	7/31/2019	8/22/2019	$0.06	$22,032
5/8/2019	8/30/2019	9/19/2019	0.06	22,037
8/27/2019	9/30/2019	10/24/2019	0.06	22,042
8/27/2019	10/31/2019	11/20/2019	0.06	22,046
11/6/2019	11/29/2019	12/19/2019	0.06	22,051
11/6/2019	1/2/2020	1/23/2020	0.06	22,055
11/6/2019	1/31/2020	2/20/2020	0.06	22,059
2/10/2020	2/28/2020	3/19/2020	0.06	22,064
2/10/2020	3/31/2020	4/23/2020	0.06	22,069
Total declared and payable for the nine months ended March 31, 2020				$198,455
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during nine months ended March 31, 2020 and March 31, 2019. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to March 31, 2020:

•	$0.06 per share for April 2020 holders of record on April 30, 2020 with a payment date of May 21, 2020.
During the nine months ended March 31, 2020 and March 31, 2019, we issued 686,901 and 2,475,036 shares of our common stock, respectively, in connection with the dividend reinvestment plan.
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

During the nine months ended March 31, 2020, Prospect officers and directors purchased 29,682,307 shares of our stock, or 8.07% of total outstanding shares as of March 31, 2020, both through the open market transactions and shares issued in connection with our dividend reinvestment plan.
As of March 31, 2020, we have reserved 58,472,418 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5).

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three and nine months ended March 31, 2020 and March 31, 2019.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Structuring, advisory, and amendment fees	$3,545	$2,256	$19,904	$20,699
Royalty and net revenue interests	9,435	9,095	22,267	13,026
Administrative agent fees	138	158	369	460
Total other income	$13,118	$11,509	$42,540	$34,185
Note 11. Net Increase (Decrease) in Net Assets per Share
The following information sets forth the computation of net increase in net assets resulting from operations per share during the three and nine months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net (decrease) increase in net assets resulting from operations	$(185,699)	$89,195	$(178,837)	$105,601
Weighted average common shares outstanding	367,685,511	366,590,492	367,460,412	365,648,290
Net (decrease) increase in net assets resulting from operations per share	$(0.51)	$0.24	$(0.49)	$0.29
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
We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. shareholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. shareholders with proper documentation. For the 2020 calendar year, 45.47% of our distributions as of March 31, 2020 qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. shareholders.

For the tax year ending August 31, 2020, the tax character of dividends paid to shareholders through March 31, 2020 is expected to be ordinary income. However, due to the difference between our fiscal and tax year ends, the final determination of the tax character of dividends between ordinary income, capital gains, and return of capital will not be made until we file our tax return for the tax year ending August 31, 2020.

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

	Tax Year Ended August 31,
	2019	2018	2017
Net increase in net assets resulting from operations	$422,090	$389,732	$254,904
Net realized (gains) losses on investments	(5,923)	26,762	100,765
Net unrealized (gains) on investments	(111,838)	(105,599)	(61,939)
Other temporary book-to-tax differences	(87,987)	(42,583)	(32,117)
Permanent differences	78	31	(772)
Taxable income before deductions for distributions	$216,420	$268,343	$260,841
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
As of March 31, 2020, the cost basis of investments for tax purposes was $5,800,880 resulting in an estimated net unrealized loss of $656,338. As of March 31, 2020, the gross unrealized gains and losses were $610,442 and $1,266,780, respectively. As of June 30, 2019, the cost basis of investments for tax purposes was $5,905,269 resulting in an estimated net unrealized loss of $251,716. As of June 30, 2019, the gross unrealized gains and losses were $595,002 and $846,718, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of March 31, 2020 and June 30, 2019 was calculated based on the book cost of investments as of March 31, 2020 and June 30, 2019, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2019 and 2018, respectively.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The total gross base management fee incurred to the favor of the Investment Adviser was $26,625 and $29,540 during the three months ended March 31, 2020 and March 31, 2019, respectively. The total gross base management fee incurred to the favor of the Investment Advisor was $82,631 and $92,794 during the nine months ended March 31, 2020 and March 31, 2019, respectively. The total gross base management fee for the nine months ended March 31, 2019 included a $2,757 adjustment for fees earned in prior periods that were neither expensed nor paid to the Investment Adviser, for which we incurred $64 in accrued interest on those past due amounts. The interest on the amount owed to the Investment Adviser was calculated using the average of 1-month LIBOR rates from September 2010 through the date of payment. The Investment Adviser has entered into a servicing agreement with certain institutions that purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. We receive payments from these institutions on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments as a reduction of the base management fee payable by us to the Investment Adviser. We received payments of $110 from these institutions for the nine months ended March 31, 2019, resulting in a net base management fee of $92,684 for the prior year to date period. There was no such adjustment in the nine months ended March 31, 2020.
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
The total income incentive fee incurred was $17,119 and $19,315 during the three months ended March 31, 2020 and March 31, 2019, respectively. The fees incurred for the nine months ended March 31, 2020 and March 31, 2019 were $51,855 and $60,808, respectively. No capital gains incentive fee was incurred during the three or nine months ended March 31, 2020 and March 31, 2019.
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
The allocation of net overhead expense from Prospect Administration was $4,096 and $2,084 for the three months ended March 31, 2020 and March 31, 2019, respectively.
The allocation of net overhead expense from Prospect Administration was $13,601 and $11,091 for the nine months ended March 31, 2020 and March 31, 2019, respectively. Prospect Administration received estimated payments of $1,225 and $607 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal services during the nine months ended March 31, 2020 and March 31, 2019, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.

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
During the three months ended March 31, 2020 and March 31, 2019, we received payments of $2,010 and $1,353, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the nine months ended March 31, 2020 and March 31, 2019, we received payments of $3,310 and $6,299, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration.
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
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the three months ended March 31, 2020 and March 31, 2019, we recognized expenses that were reimbursed for valuation services of $36 and $52, respectively. During the nine months ended March 31, 2020 and March 31, 2019, we recognized expenses that were reimbursed for valuation services of $123 and $155, respectively. Conversely, Priority Income Fund, Inc. and TP Flexible Income Fund, Inc. reimburse us for software fees, expenses which were initially incurred by Prospect. As of March 31, 2020 and June 30, 2019, we accrued a receivable from Priority Income Fund, Inc. and TP Flexible Income Fund, Inc. for software fees of $36 and $32, respectively, which will be reimbursed to us.

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

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Interest Income	$—	$806	$—	$2,629
Other Income
Advisory Fee	—	1,301	—	1,301
Total Other Income	$—	$1,301	$—	$1,301
Managerial Assistance (1)	$—	$45	$—	$165
Reimbursement of Legal, Tax, etc.(2)	—	54	54	54
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

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Repayment of loan receivable	$—	$20,363	$—	$20,700
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings of Delaware LLC (“CP Holdings”), a Consolidated Holding Company. CP Holdings owns 99.83% of the equity of CP Energy Services, Inc. (“CP Energy”), and the remaining equity is owned by CP Energy management. CP Energy owns directly or indirectly 100% of each of CP Well; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries.
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

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Interest Income
Interest Income from CP Energy	$1,147	$1,210	$3,514	$3,605
Interest Income from Spartan	313	—	2,816	—
Total Interest Income	$1,460	$1,210	$6,330	$3,605
Other Income
Administrative Agent	6	—	6	—
Total Other Income	6	—	6	—
Managerial Assistance (1)	$—	$—	$150	$300
(1) No income recognized by Prospect. MA payments were paid from CP Energy to Prospect and subsequently remitted to PA.

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Additions	$—	$—	$5,039	$—
Interest Income Capitalized as PIK	574	—	2,693	—

	As of
	March 31, 2020	June 30, 2019
Interest Receivable (2)	$15	$1,624
Other Receivables - Due to PA (3)	—	150
Other Receivables (4)	22	35
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

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Interest Income	$3,011	$2,719	$8,978	$8,043
Other Income
Structuring Fee	$—	$—	$112	$—
Total Other Income	$—	$—	$112	$—
Managerial Assistance (1)	$175	$175	$175	$525
Reimbursement of Legal, Tax, etc.(2)	—	—	7	—
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

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Additions (3)	$—	$—	$5,600	$—
Accreted Original Issue Discount	86	63	239	971
Interest Income Capitalized as PIK	2,923	1,346	3,886	3,122
(3) During the three months ended September 30, 2019, Prospect provided $5,600 of equity financing to support growth in Credit Central’s loan portfolio.

	As of
	March 31, 2020	June 30, 2019
Interest Receivable (4)	$33	$963
Other Receivables - Due to PA (5)	—	175
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

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Interest Income	$2,094	$1,806	$6,168	$5,189
Managerial Assistance (1)	63	63	—	188
Reimbursement of Legal, Tax, etc.(2)	—	—	—	735
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Additions (3)	$—	$—	$500	$—
Interest Income Capitalized as PIK	3,856	3,367	7,630	5,492
(3) During the six months ended December 31, 2019, Prospect made a follow-on $500 first lien senior secured debt.

	As of
	March 31, 2020	June 30, 2019
Interest Receivable (4)	$1,621	$3,162
Other Receivables - Due to PA (5)	—	63
Other Receivables (6)	5	3
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

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Interest Income	$14,278	$13,948	$43,485	$41,827
Managerial Assistance (1)	600	600	1,800	1,800
Reimbursement of Legal, Tax, etc. (2)	—	—	1	—
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Interest Income Capitalized as PIK	$—	$—	$2,849	$1,582
Repayment of loan receivable	3,635	—	5,908	2,478

	As of
	March 31, 2020	June 30, 2019
Interest Receivable (3)	$156	$4,897
Other Receivables (4)	6	7
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

	As of
	March 31, 2020	June 30, 2019
Other Receivables (1)	$—	$1,125
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

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Interest Income	$4,743	$5,960	$14,159	$18,590

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Additions (1)	$3,750	$—	$3,750	$19,000
Interest Income Capitalized as PIK	3,089	4,201	9,166	12,658
(1) During the six months ended December 31, 2018, Prospect purchased $14,000 of first lien Senior Secured Term Loan A/B from a third-party. In addition, Prospect purchased $5,000 of first lien Senior Secured Term Loan D and transferred $31,558 from Senior Secured Term Loan B to Senior Secured Term Loan C.

	As of
	March 31, 2020	June 30, 2019
Interest Receivable (2)	$52	$209
Other Receivables (3)	572	6
(2) Interest income recognized but not yet paid.
(3) Represents amounts due from InterDent to Prospect for reimbursement of expenses paid by Prospect on behalf of InterDent.

Kickapoo Ranch Pet Resort
Prospect owns 100% of the Membership Interest of Kickapoo Ranch Pet Resort (“Kickapoo”). Kickapoo is a luxury pet boarding facility.
During the nine months ended March 31, 2020, we provided $2,378 of equity financing to Kickapoo.

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Other Income
Royalty/Net Interest	$36	$—	$36	$—
Total Other Income	$36	$—	$36	$—
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Interest Income
Interest Income from MITY-Lite	$2,264	$1,942	$6,722	$5,818
Interest Income from Broda Canada	—	—	—	287
Total Interest Income	$2,264	$1,942	$6,722	$6,105
Other Income
Advisory Fee	$—	$—	$293	$201
Total Other Income	—	—	293	—
Managerial Assistance (1)	75	75	75	225
(1) No income recognized by Prospect. MA payments were paid from MITY to Prospect and subsequently remitted to PA.

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Interest Income Capitalized as PIK	$800	$420	$2,601	$1,476
Repayment of loan receivable	139	—	428	—

	As of
	March 31, 2020	June 30, 2019
Interest Receivable (3)	$25	$252
Other Receivables - Due to PA (4)	—	75
Other Receivables (5)	4	1
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

During the nine months ended March 31, 2020, we received partial repayments of $235,019 of our loans previously outstanding with NPRC, and provided $19,590 of equity financing and $78,359 of debt financing to NPRC to fund purchases of rated secured structured notes, expenses and structuring fees.
Effective October 31, 2019, we amended the terms of our credit agreement to increase our investment in NPRC and its wholly-owned subsidiaries through a new Senior Secured Term Loan C (“TLC”). During the three months ended December 31, 2019, we provided $51,428 and $12,857 in TLC and equity financing, respectively. NPRC used the proceeds to fund purchases of rated secured structured notes.

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Interest Income	$19,432	$17,732	$52,901	$58,084
Dividend Income (1)	—	1,000	—	21,000
Other Income
Structuring Fee	$—	$412	$3,190	$14,177
Advisory Fee	—	—	7,595	496
Royalty/Net Interest	9,231	656	21,727	4,254
Residual Profit Interest		8,266		8,266
Total Other Income	$9,231	$9,334	$32,512	$27,193
Managerial Assistance (2)	$525	$525	$525	$1,575
Reimbursement of Legal, Tax, etc.(3)	124	176	571	401
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Additions (4)	$33,664	$—	$97,949	$11,583
Repayment of loan receivable	142,019	33,000	235,019	54,181
(4) During the nine months ended March 31, 2019, we provided $10,206 of equity financing to NPRC for the acquisition of real estate properties and $1,377 of equity financing to NPRC to fund capital expenditures for existing real estate properties. During the nine months ended March 31, 2020, we provided $6,733 of equity financing to NPRC and its wholly-owned subsidiaries to support investments in collateralized loan obligations.
.

	As of
	March 31, 2020	June 30, 2019
Interest Receivable (5)	$51	$4,565
Other Receivables - Due to PA (6)	—	2,100
Other Receivables (7)	15	32
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
On March 24, 2020, Prospect received distributions of $1,500 that were paid from Nationwide Holdings to Prospect and were recognized as a return of capital by Prospect.

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Interest Income	$988	$901	$2,918	$2,688
Dividend Income (1)	—	—	—	165
Managerial Assistance (2)	100	100	200	300
(1) All dividends were paid from earnings and profits of Nationwide.
(2) No income recognized by Prospect. MA payments were paid from Nationwide to Prospect and subsequently remitted to PA.

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Interest Income Capitalized as PIK	$167	$294	$971	$738

	As of
	March 31, 2020	June 30, 2019
Interest Receivable (3)	$11	$—
Other Receivables - Due to PA (4)	—	100
Other Receivables (5)	5	4

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
NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 92.50% and 94.10% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of March 31, 2020 and June 30, 2019, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business. On December 30, 2019, NMMB executed a dividend recapitalization whereby Prospect invested $15,100 of a first lien term loan to repay NMMB’s existing term loan, provide a shareholder distribution, and pay fees and expenses. As part of the recapitalization, Prospect converted its Series A and Series B preferred securities into 92.42% common equity and received a dividend distribution of $2,797.

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Interest Income
Interest Income from Armed Forces	$—	$99	$—	$415
Interest Income from NMMB	380	130	518	397
Total Interest Income	$380	$229	$518	$812
Dividend Income (1)	$—	$—	$2,797	$—
Other Income
Structuring Fee	$—	$—	$453	$—
Total Other Income	$—	$—	$453	$—
Managerial Assistance (1)	$100	$100	$100	$300
(1) No income recognized by Prospect. MA payments were paid from NMMB to Prospect and subsequently remitted to PA.

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Additions	—	—	15,100	—
Repayment of loan receivable
Repayment from Armed Forces	$—	$3,000	$3,114	$4,000
Repayment from NMMB	10,038	—	10,038	—
Total Repayment of loan receivable (2)	$10,038	$3,000	$13,152	$4,000
(2) During the nine months ended March 31, 2020, Prospect received partial repayments totaling $10,038 for our Senior Secured Notes outstanding with NMMB, Inc.

	As of
	March 31, 2020	June 30, 2019
Interest Receivable (3)	$1	$4
Other Receivables - Due to PA (4)	—	100
Other Receivables (5)	2	—
(3) Interest income recognized but not yet paid.
(4) Managerial assistance recognized but not yet paid by NMMB and is included by Prospect within Other Receivable and Due to PA.
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
On June 15, 2018, we made a $15,000 convertible preferred equity investment in Pacific World.
During the year ended June 30, 2019, we funded $9,000 in revolver draws and received $9,250 in repayments from Pacific World.

During the year ended June 30, 2019, we made an additional $10,000 convertible preferred equity investment in Pacific World.

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Interest Income	$—	$498	$527	$3,751

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Additions (1)	$3,000	$4,000	$12,456	$9,000
Repayment of loan receivable (2)	4,923	—	4,923	5,250
(1) During the nine months ended March 31, 2020, Prospect provided $12,100 of equity financing to Pacific World to fund working capital needs.
(2) During the nine months ended March 31, 2020, Prospect received partial repayment totaling $1,200 for the Revolving Line of Credit. During the three months ended March 31, 2020, a portion of litigation proceeds received were used to partially repay $3,723 of the Senior Secured term Loan A outstanding with Pacific World.

	As of
	March 31, 2020	June 30, 2019
Interest Receivable (3)	$—	$—
Other Receivables (4)	—	46
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from Pacific World to Prospect for reimbursement of expenses paid by Prospect on behalf of Pacific World.
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

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Interest Income	$770	$839	$2,360	$2,467
Managerial Assistance (1)	45	45	45	135
Reimbursement of Legal, Tax, etc.(2)	—	1	12	1
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

	As of
	March 31, 2020	June 30, 2019
Interest Receivable (3)	$8	$9
Other Receivables - Due to PA (4)	—	46
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

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Interest Income	$637	$671	$1,903	$1,325
Other Income
Structuring Fee	$—	N/A	$100	N/A
Total Other Income	$—	N/A	$—	N/A
Managerial Assistance (2)	3	1	6	1

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Additions (1)	$1,900	$—	$2,900	$—
Repayment of loan receivable	167	163	494	325
(1) During the nine months ended March 31 2020, Prospect provided $2,900 of Delayed Draw Term Loan financing to UTP.

	As of
	March 31, 2020	June 30, 2019
Interest Receivable (4)	$7	$—
Other Receivables - Due to PA (2)	—	3
Other Receivables (3)	1	1
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

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Additions (1)	$—	$—	$1,500	$3,500
Repayment of loan receivable	—	—	5,950	—
(1) During the nine months ended March 31, 2020, Prospect provided $1,500 of equity financing to USES to fund capital expenditures and repayment of accounts payable.

	As of
	March 31, 2020	June 30, 2019
Other Receivables - Due to PA (2)	$—	$925
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

During the nine months ended March 31, 2020, distributions of $3,329 that were declared and paid from Valley to Prospect were recognized as a return of capital by Prospect. During the three months ended March 31, 2020, a portion of the distributions in the amount of $2,267 was reclassified as dividend income.

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Interest Income
Interest Income from Valley	$278	$274	$838	$834
Interest Income from Valley Electric	1,498	1,480	4,494	4,286
Total Interest Income	$1,776	$1,754	$5,332	$5,120
Dividend Income (1)	$2,267	$2,612	$6,538	$10,112
Other Income
Structuring Fee	$—	$—	$—	$153
Royalty/Net Interest	167	164	500	483
Total Other Income	$167	$164	$500	$636
Managerial Assistance (2)	$150	$150	$150	$375
Reimbursement of Legal, Tax, etc. (3)	—	—	29	—
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

	Three Months Ended		Nine Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Additions	$—	$—	$—	$5,100
Repayment of loan receivable	(2,267)	—	1,062	—

	As of
	March 31, 2020	June 30, 2019
Interest Receivable (4)	$20	$17
Other Receivables (5)	12	9
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

During the nine months ended March 31, 2020, cash distributions of $18 that were declared and paid from Wolf to Prospect were recognized as a return of capital by Prospect.

	As of
	March 31, 2020	June 30, 2019
Other Receivables - Due to PA (1)	$—	$41
Other Receivables (2)	—	15
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
In 2018, Prospect and Pacific World filed lawsuits against certain third parties in connection with a loan Prospect made to Pacific World in 2014. During the quarter ended March 31, 2020, these and certain related matters were settled, and Prospect received $11,000 in settlement proceeds. The settlement was a voluntary compromise of the lawsuits, and none of the defendants admitted or acknowledged any wrongdoing.

We are not aware of any material legal proceedings as of March 31, 2020.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 16. Financial Highlights
The following is a schedule of financial highlights for the three and nine months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2020		2019		2020		2019
Per Share Data
Net asset value at beginning of period	$8.66		$9.02		$9.01		$9.35
Net investment income(1)	0.19		0.21		0.56		0.67
Net realized and change in unrealized (losses) gains(1)	(0.70)		0.03		(1.05)		(0.38)
Net (decrease) increase from operations	(0.51)		0.24		(0.49)		0.29
Distributions of net investment income	(0.18)		(0.18)		(0.54)		(0.54)
Common stock transactions(2)	—	(4)	—	(4)	(0.01)		(0.02)
Net asset value at end of period	$7.98	(5)	$9.08		$7.98	(5)	$9.08

Per share market value at end of period	$4.25		$6.52		$4.25		$6.52
Total return based on market value(3)	(31.99%)		6.16%		(29.18%)		5.21%
Total return based on net asset value(3)	(5.04%)		3.42%		(3.63%)		5.15%
Shares of common stock outstanding at end of period	367,817,926		366,884,974		367,817,926		366,884,974
Weighted average shares of common stock outstanding	367,685,511		366,590,492		367,460,412		365,648,290

Ratios/Supplemental Data
Net assets at end of period	$2,933,375		$3,331,815		$2,933,375		$3,331,815
Portfolio turnover rate	5.12%		0.62%		15.31%		7.16%
Annualized ratio of operating expenses to average net assets	11.25%		11.32%		11.39%		11.72%
Annualized ratio of net investment income to average net assets	8.96%		9.32%		8.72%		9.63%

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

(4)	Amount is less than $0.01.

(5)	Does not foot due to rounding.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ending June 30, 2020:

	Investment Income		Net Investment Income		Net Realized and Unrealized (Losses) Gains			Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)		Total	Per Share (1)
September 30, 2017	$158,579	$0.44	$63,732	$0.18	$(51,759)	$(0.15)		$11,973	$0.03
December 31, 2017	162,400	0.45	73,192	0.20	48,535	0.14		121,727	0.34
March 31, 2018	162,835	0.45	70,446	0.19	(18,587)	(0.04)		51,859	0.14
June 30, 2018	174,031	0.48	79,480	0.22	34,823	0.09		114,304	0.31

September 30, 2018	$180,422	$0.49	$85,159	$0.23	$(1,364)	$—	(2)	$83,795	$0.23
December 31, 2018	187,883	0.51	80,811	0.22	(148,200)	(0.40)		(67,389)	(0.18)
March 31, 2019	171,109	0.47	77,262	0.21	11,933	0.03		89,195	0.24
June 30, 2019	164,353	0.45	69,627	0.19	(30,741)	(0.08)		38,886	0.11

September 30, 2019	$161,883	$0.44	$71,060	$0.19	$(52,995)	$(0.14)		$18,065	$0.05
December 31, 2019	161,917	0.44	67,885	0.18	(79,088)	(0.21)		(11,203)	(0.03)
March 31, 2020	154,501	0.42	68,476	0.19	(254,175)	(0.70)		(185,699)	(0.51)

(1)
Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

(2)	Amount is less than $0.01.
Note 18. Subsequent Events
During the period from April 1, 2020 through May 7, 2020 we issued $2,767 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $2,730.
On April 2, 2020, we made a new Second Lien Term Loan investment of $10,000 in AmeriLife Holdings, LLC, an independent marketing organization specializing in the marketing and distribution of senior life insurance, health insurance, and fixed annuity policies, in support of an acquisition of the business.
On April 13, 2020, the Company elected to rely upon, and be subject to (the “Election”), section II of the Order Under Sections 6(c), 17(d), 38(a) and 57(i) of the Investment Company Act of 1940 and Rule 17d-1 Thereunder Granting Exemptions from Specified Provisions of the Investment Company Act and Certain Rules Thereunder, 1940 Act Release No. 33837 (Apr. 8, 2020) (the “April 2020 Order”). The Election affords the Company greater flexibility in calculating its asset coverage ratios for purposes of sections 18(a)(1)(A) and 18(a)(2)(A) of the 1940 Act (as modified by sections 61(a)(1) and 61(a)(2) of the 1940 Act) (the “Asset Coverage Requirements”). The Election does not change the Asset Coverage Requirements; however, it does change the manner in which the Company is permitted to calculate these ratios under section 18(b) of the 1940 Act. Under the April 2020 Order, the Company can use a modified formula to calculate its asset coverage ratios for purposes of the Asset Coverage Requirements and, in doing so, can rely in part on the fair value of its assets as of December 31, 2019. The overall effect of the Election is to make it easier for the Company to meet its applicable asset coverage ratios for purposes of the Asset Coverage Requirements, as well as for purposes of covenants referencing the Asset Coverage Requirements. The Election is effective through December 31, 2020 unless the Company withdraws it earlier.
On April 15, 2020, we repaid the outstanding principal amount of $127,711 of the 2020 Senior Convertible Notes, plus interest.
On April 17, 2020, the Board of Directors approved amendments to our dividend reinvestment plan, effective May 21, 2020, that principally provide for the number of newly-issued shares of our common stock used to implement reinvestment of dividends and distributions to be determined by dividing the total dollar amount of the distribution payable to such stockholder by 95% of the market price per share of our common stock at the close of regular trading on the NASDAQ Global Select Market on the valuation date fixed by the Board of Directors for such distribution.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

On March 30, 2020, the Company’s Board of Directors approved, and on May 5, 2020, at a special meeting of the Company’s stockholders, the Company’s stockholders approved, the application to the Company of the reduced Asset Coverage Requirements in Section 61(a) of the 1940 Act. The application of the reduced Asset Coverage Requirement, which became effective on May 6, 2020, permits the Company, provided certain requirements are satisfied, to double the maximum amount of leverage that it is permitted to incur by reducing the Asset Coverage Requirement applicable to the Company from 200% to 150% (a 2:1 debt to equity ratio, as opposed to a 1:1 debt to equity ratio), as provided for in Section 61(a)(2) of the 1940 Act, a successor provision to Section 61(a)(1) of the 1940 Act.
On April 20, 2020, the Company filed its notice of meeting and definitive proxy statement in connection with a special meeting of the Company's stockholders that is scheduled to be held on June 12, 2020 for the purpose of asking the Company's stockholders to vote on a proposal to authorize the Company, with approval of its Board of Directors, to sell shares of its common stock (during the next 12 months) at a price or prices below the Company’s then current net asset value per share in one or more offerings subject to certain conditions.
The Company has been closely monitoring the Wuhan Virus pandemic, its broader impact on the global economy and the more recent impacts on the U.S. economy. As of May 11, 2020, there is no indication of a reportable subsequent event impacting the Company’s consolidated financial statements for the three months ended March 31, 2020. The Company continues to observe and respond to the evolving Wuhan Virus environment and its potential impact on areas across its business.
On May 11, 2020, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.06 per share for May 2020 to holders of record on May 29, 2020 with a payment date of June 18, 2020.

•	$0.06 per share for June 2020 to holders of record on June 30, 2020 with a payment date of July 23, 2020.

•	$0.06 per share for July 2020 to holders of record on July 31, 2020 with a payment date of August 20, 2020.

•	$0.06 per share for August 2020 to holders of record on August 31, 2020 with a payment day of September 17, 2020.

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

We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third-party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of March 31, 2020, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $2,290,680 and $2,208,472, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. We consolidate all wholly owned and substantially wholly owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
Third Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended March 31, 2020, we acquired $339,790 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $42,325, funded $6,296 of revolver advances, and recorded paid in kind (“PIK”) interest of $13,959, resulting in gross investment originations of $402,370. During the three months ended March 31, 2020, we received full repayments totaling $66,435, received $1,500 of revolver paydowns, and received several partial prepayments, scheduled principal amortization payments, and return of capital distributions, resulting in net repayments of $266,510.

Debt Issuances and Redemptions
During the three months ended March 31, 2020, we repaid $1,072 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. In order to replace short maturity debt with longer-term debt, we redeemed prior to maturity $15,634 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.85%. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended March 31, 2020 was $156.
During the three months ended March 31, 2020, we issued $66,856 aggregate principal amount of Prospect Capital InterNotes® with a stated and weighted average interest rate of 4.17%, to extend our borrowing base. The newly issued notes mature between January 15, 2025 and March 15, 2030 and generated net proceeds of $65,786.
On December 23, 2019, we commenced two separate tender offers to purchase for cash (i) up to $10,000 aggregate principal amount of the convertible notes that mature on April 15, 2020 (“2020 Notes December Tender Offer”), of which $175,037 aggregate principal amount of the 2020 Notes were then outstanding, and (ii) up to $25,000 aggregate principal amount of the convertible notes that mature on July 15, 2022 (“2022 Notes December Tender Offer”, and together with the 2020 Notes December Tender Offer, the “December Tender Offers”), of which $292,127 aggregate principal amount of the 2022 Notes were then outstanding. On January 22, 2020, we announced the expiration and results of the December Tender Offers. On January 27, 2020, $2,215 aggregate principal amount of the 2020 Notes, representing 1.3% of the previously outstanding 2020 Notes, and $1,302 aggregate principal amount of the 2022 Notes, representing 0.5% of the previously outstanding 2022 Notes, were validly tendered and accepted. The December Tender Offers resulted in our recognizing a loss of $14 and $51 for the 2020 Notes and 2022 Notes, respectively. The December Tender Offers each expired at 12:00 midnight, New York City time, on January 22, 2020 (one minute after 11:59 p.m. New York City time, on January 21, 2020).
During the three months ended March 31, 2020, we repurchased an additional $45,111 aggregate principal amount of the 2020 Notes at a weighted average price of 100.5 including commissions. As a result of this transaction, we recorded a loss of $220, in the amount of the difference between the reacquisition price and the net carrying amount of the 2020 Notes, net of the proportionate amount of unamortized debt issuance costs.

During the three months ended March 31, 2020, we repurchased an additional $32,585 aggregate principal amount of the 2022 Notes at a weighted average price of 89.1 including commissions. As a result of this transaction, we recorded a gain of $3,045, in the amount of the difference between the reacquisition price and the net carrying amount of the 2022 Notes, net of the proportionate amount of unamortized debt issuance costs.

On March 20, 2020, we commenced a tender offer to purchase for cash any and all of the $234,443 aggregate principal amount of the unsecured notes that mature on June 15, 2024 (“2024 Notes March Tender Offer”). On March 31, 2020, $655 aggregate principal amount of the 2024 Notes, representing 0.3% of the previously outstanding 2024 Notes, were validly tendered and accepted. The 2024 Notes March Tender Offer, resulted in our recognizing a gain of $203 during the three months ended March 31, 2020.

Equity Issuances
On January 23, 2020, February 20, 2020, and March 19, 2020 we issued 74,108, 72,405, and 87,169 shares of our common stock in connection with the dividend reinvestment plan, respectively.
Leverage
The amount of leverage we intend to use in any period depends on a number of factors, including cash on-hand available for investing, the cost of financing and general economic and market conditions. Prior to the Small Business Credit Availability Act being signed into law, a BDC generally was not permitted to incur indebtedness unless immediately after such borrowing it has an asset coverage for total borrowings of at least 200%. The Small Business Credit Availability Act, signed into law on March 23, 2018, contains a provision that grants a BDC the option, subject to certain conditions and disclosure obligations, to reduce the asset coverage requirement to 150% (a 2:1 debt to equity ratio, as opposed to a 1:1 debt to equity ratio). Our Board of Directors and stockholders have approved the decreased asset coverage ratio, which became effective on May 6, 2020.
On April 8, 2020, in connection with the outbreak of the Wuhan Virus pandemic, the SEC issued an Order Under Sections 6(c), 17(d), 38(a) and 57(i) of the Investment Company Act of 1940 and Rule 17d-1 Thereunder Granting Exemptions from Specified Provisions of the Investment Company Act and Certain Rules Thereunder, the 1940 Act Release No. 33837 (Apr. 8, 2020) (the “April 2020 Order”), which provides exemptions from certain requirements of the 1940 Act. Section II of the April 2020 Order (i) affords BDCs greater flexibility in calculating asset coverage ratios for purposes of the 1940 Act asset coverage requirements, (ii) requires a BDC’s board of directors, including a required majority of such board, as defined in Section 57(o) of the 1940 Act, to determine that the issuance or sale of covered senior securities is permitted by this April 2020 Order and is in the best interests of the BDC and its stockholders, (iii) requires prior disclosure on Form 8-K of an election to rely on Section II of the April 2020 Order (an “Election”), and (iv) includes certain limitations on new investments, among other requirements detailed in the April 2020 Order.
The Company’s Board of Directors, including a required majority of the Board (as defined in section 57(o) of the 1940 Act), approved the Election on April 13, 2020. In approving the Election the Board of Directors considered, among other things, the conditions to rely on and be subject to the April 2020 Order and determined that the issuance and sale of the Company’s senior securities is permitted by the April 2020 Order and is in the best interests of the Company and its stockholders. The Election permits us to use a modified formula to calculate our asset coverage ratios for purposes of the 1940 Act asset coverage requirements and, in doing so, permits us to rely in part on the fair value of our assets as of December 31, 2019. The overall effect of the Election is to make it easier for us to meet our applicable asset coverage ratios for purposes of the 1940 Act asset coverage requirements, as well as for purposes of covenants referencing the 1940 Act asset coverage requirements. The Election is effective through December 31, 2020 unless the Company withdraws it earlier.
Investment Holdings
At March 31, 2020, we have $5,144,542, or 175.4%, of our net assets invested in 121 long-term portfolio investments and CLOs.
Our annualized current yield was 12.4% and 13.1% as of March 31, 2020 and June 30, 2019, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 10.1% and 10.6% as of March 31, 2020 and June 30, 2019, respectively, across all investments. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.

We are a non-diversified company within the meaning of the 1940 Act. As required by the 1940 Act, we classify our investments by level of control. As defined in the 1940 Act, “Control Investments” are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses or has the right to acquire within 60 days or less, a beneficial ownership of 25% or more of the voting securities of an investee company. Under the 1940 Act, “Affiliate Investments” are defined by a lesser degree of influence and are deemed to exist through the possession outright or via the right to acquire within 60 days or less, beneficial ownership of 5% or more of the outstanding voting securities of another person. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. As of March 31, 2020, we own controlling interests in the following portfolio companies: CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”); Kickapoo Ranch Pet Resort (“Kickapoo”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); R-V Industries, Inc. (“R-V”); Universal Turbine Parts, LLC (“UTP”); USES Corp. (“USES”); and Valley Electric Company, Inc. (“Valley Electric”). In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $34,399 in senior secured term loans (the “Spartan Term Loans”) due to us as of June 30, 2019. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as control investments beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans.
As of March 31, 2020, we also own affiliated interests in Edmentum Ultimate Holdings, LLC (“Edmentum”), Nixon, Inc. (“Nixon”), Targus Cayman HoldCo Limited (“Targus”), and United Sporting Companies, Inc. (“USC”).
The following shows the composition of our investment portfolio by level of control as of March 31, 2020 and June 30, 2019:

	March 31, 2020				June 30, 2019
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$2,290,680	39.5%	$2,208,472	43.0%	$2,385,806	40.2%	$2,475,924	43.8%
Affiliate Investments	159,642	2.7%	79,455	1.5%	177,616	3.0%	76,682	1.4%
Non-Control/Non-Affiliate Investments	3,356,316	57.8%	2,856,615	55.5%	3,368,880	56.8%	3,100,947	54.8%
Total Investments	$5,806,638	100.0%	$5,144,542	100.0%	$5,932,302	100.0%	$5,653,553	100.0%
The following shows the composition of our investment portfolio by type of investment as of March 31, 2020 and June 30, 2019:

	March 31, 2020				June 30, 2019
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Revolving Line of Credit	$38,337	0.7%	$38,298	0.7%	$33,928	0.6%	$34,239	0.6%
Senior Secured Debt	2,617,325	45.1%	2,262,534	44.1%	2,687,709	45.3%	2,449,357	43.3%
Subordinated Secured Debt	1,397,007	24.1%	1,213,860	23.6%	1,439,440	24.3%	1,329,799	23.5%
Subordinated Unsecured Debt	42,836	0.6%	48,263	0.9%	38,933	0.7%	33,058	0.6%
Rated Secured Structured Notes	—	—%	—	—%	44,774	0.8%	46,851	0.8%
Subordinated Structured Notes	1,090,083	18.8%	704,403	13.7%	1,103,751	18.4%	850,694	15.1%
Preferred Stock	100,325	1.7%	17,591	0.3%	101,094	1.7%	84,294	1.5%
Common Stock	324,201	5.6%	550,266	10.7%	288,731	4.9%	427,085	7.6%
Membership Interest	196,524	3.4%	267,440	5.2%	193,942	3.3%	296,282	5.2%
Participating Interest(1)	—	—%	39,550	0.8%	—	—%	99,655	1.8%
Escrow Receivable	—	—%	2,337	—%	—	—%	2,239	—%
Total Investments	$5,806,638	100.0%	$5,144,542	100.0%	$5,932,302	100.0%	$5,653,553	100.0%

(1)	Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.

The following shows our investments in interest bearing securities by type of investment as of March 31, 2020 and June 30, 2019:

	March 31, 2020				June 30, 2019
Type of Investment	Cost	%	Fair Value	%	Cost	%	Fair Value	%
First Lien	$2,647,228	51.0%	$2,292,398	53.8%	$2,713,478	50.7%	$2,475,437	52.2%
Second Lien	1,405,441	27.1%	1,222,294	28.6%	1,447,599	27.1%	1,337,958	28.2%
Unsecured	42,836	0.9%	48,263	1.1%	38,933	0.7%	33,058	0.7%
Rated Secured Structured Notes	—	—%	—	—%	44,774	0.9%	46,851	1.0%
Subordinated Structured Notes	1,090,083	21.0%	704,403	16.5%	1,103,751	20.6%	850,694	17.9%
Total Interest Bearing Investments	$5,185,588	100.0%	$4,267,358	100.0%	$5,348,535	100.0%	$4,743,998	100.0%
The following shows the composition of our investment portfolio by industry as of March 31, 2020 and June 30, 2019:

	March 31, 2020				June 30, 2019
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$85,709	1.5%	$84,840	1.6%	$77,579	1.3%	$89,701	1.6%
Air Freight & Logistics	12,500	0.2%	12,409	0.2%	12,500	0.2%	12,233	0.2%
Auto Components	26,745	0.5%	26,850	0.5%	25,450	0.4%	25,450	0.5%
Building Products	—	—%	—	—%	19,842	0.3%	19,842	0.4%
Capital Markets	—	—%	—	—%	25,084	0.4%	25,222	0.4%
Chemicals	31,907	0.5%	31,805	0.6%	—	—%	—	—%
Commercial Services & Supplies	368,337	6.3%	293,528	5.8%	376,456	6.3%	296,672	5.2%
Communications Equipment	59,620	1.0%	47,968	0.9%	50,503	0.9%	48,760	0.9%
Construction & Engineering	68,874	1.2%	121,990	2.4%	69,935	1.2%	143,685	2.5%
Consumer Finance	500,267	8.6%	604,689	11.8%	487,778	8.2%	618,983	10.9%
Distributors	278,808	4.8%	173,901	3.4%	299,906	5.1%	190,137	3.4%
Diversified Consumer Services	153,828	2.7%	117,773	2.3%	146,845	2.5%	141,308	2.5%
Diversified Financial Services	30,216	0.5%	30,216	0.6%	—	—%	—	—%
Diversified Telecommunication Services	57,887	1.0%	55,353	1.1%	36,234	0.6%	36,234	0.6%
Electronic Equipment, Instruments & Components	—	—%	2,337	—%	—	—%	2,239	—%
Energy Equipment & Services	265,497	4.6%	88,187	1.7%	261,663	4.4%	153,865	2.7%
Entertainment	51,019	0.9%	50,320	1.0%	36,221	0.6%	36,327	0.6%
Equity Real Estate Investment Trusts (REITs)	374,105	6.4%	754,420	14.7%	496,440	8.4%	827,687	14.6%
Food Products	24,847	0.4%	25,000	0.5%	34,729	0.6%	34,729	0.6%
Health Care Equipment & Supplies	7,472	0.1%	5,527	0.1%	41,142	0.7%	41,154	0.7%
Health Care Providers & Services	531,049	9.1%	469,158	9.1%	470,422	7.9%	445,235	7.9%
Hotels, Restaurants & Leisure	23,377	0.4%	21,836	0.4%	34,737	0.6%	34,737	0.7%
Household Durables	25,637	0.4%	12,888	0.3%	29,291	0.5%	22,460	0.4%
Household Products	24,500	0.4%	23,848	0.5%	24,688	0.4%	24,688	0.4%
Insurance	2,989	0.1%	2,852	0.1%	12,988	0.2%	12,988	0.2%
Interactive Media & Services	207,121	3.6%	207,121	4.0%	37,861	0.6%	37,861	0.7%
Internet & Direct Marketing Retail	15,638	0.3%	16,214	0.3%	—	—%	—	—%
IT Services	203,513	3.5%	203,215	4.0%	306,096	5.2%	305,360	5.4%
Leisure Products	28,620	0.5%	28,307	0.6%	32,869	0.6%	32,868	0.6%
Machinery	84,470	1.5%	86,327	1.7%	35,488	0.6%	33,624	0.6%
Media	118,495	2.0%	119,903	2.3%	138,362	2.3%	141,467	2.5%
Online Lending	160,265	2.8%	57,639	1.1%	272,949	4.6%	176,778	3.1%
Paper & Forest Products	15,769	0.3%	15,485	0.3%	11,361	0.2%	11,500	0.2%
Personal Products	245,502	4.2%	53,224	1.0%	237,969	4.0%	112,427	2.0%
Professional Services	103,487	1.8%	106,117	2.1%	188,098	3.2%	190,178	3.4%
Real Estate Management & Development	38,222	0.7%	38,222	0.7%	38,852	0.7%	38,852	0.7%

	March 31, 2020				June 30, 2019
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Software	75,175	1.3%	71,962	1.4%	64,723	1.1%	64,729	1.1%
Technology Hardware, Storage & Peripherals	12,411	0.2%	11,851	0.2%	12,400	0.2%	12,400	0.2%
Textiles, Apparel & Luxury Goods	211,468	3.6%	223,032	4.3%	231,106	3.9%	242,981	4.3%
Tobacco	—	—%	—	—%	14,419	0.2%	14,500	0.4%
Trading Companies & Distributors	65,619	1.1%	28,233	0.5%	63,213	1.1%	28,043	0.5%
Transportation Infrastructure	27,641	0.5%	27,638	0.5%	27,578	0.5%	28,104	0.5%
Subtotal	$4,618,606	79.5%	$4,352,185	84.6%	$4,783,777	80.7%	$4,756,008	84.1%
Structured Finance(1)	$1,188,032	20.5%	$792,357	15.4%	$1,148,525	19.3%	$897,545	15.9%
Total Investments	$5,806,638	100.0%	$5,144,542	100.0%	$5,932,302	100.0%	$5,653,553	100.0%
(1) Our RSSN and SSN investments do not have industry concentrations and as such have been separated in the tables above. As of March 31, 2020, Structured Finance includes $87,954 of senior secured debt and equity investments held through our investment in NPRC and it’s wholly-owned subsidiary.

Portfolio Investment Activity
Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans, though we also continue to close select junior debt and equity investments. Our gross investment activity for the nine months ended March 31, 2020 and March 31, 2019 are presented below:

	Nine months ended March 31,
	2020	2019
Investments made in new portfolio companies	$565,521	$209,041
Follow-on investments made in existing portfolio companies (1)	211,551	261,516
Revolver advances	11,340	16,385
PIK interest	35,134	29,663
Total acquisitions	$823,546	$516,605

Acquisitions by portfolio composition
1st Lien Term Loan	$635,787	$205,797
2nd Lien Term Loan	137,597	232,605
Rated Secured Structured Notes	7,446	38,524
Subordinated Structured Notes	—	6,887
Subordinated Unsecured Debt	1,925	501
Equity	40,791	32,291
Total acquisitions by portfolio composition	$823,546	$516,605

Investments sold	$40,994	$103,122
Partial repayments (2)	352,014	164,458
Full repayments	544,259	117,213
Revolver paydowns	6,193	16,855
Total dispositions	$943,460	$401,648

Dispositions by portfolio composition
1st Lien Term Loan	$702,896	$234,572
2nd Lien Term Loan	183,969	120,863
Rated Secured Structured Notes	50,237	—
Small Business Whole Loan Portfolio	—	30
Subordinated Structured Notes	2,420	—
Subordinated Unsecured Debt	428	143
Equity	3,510	46,040
Total dispositions by portfolio composition	$943,460	$401,648

Weighted average interest rates for new investments by portfolio composition (3)
1st Lien Term Loan	8.92%	10.61%
2nd Lien Term Loan	9.90%	10.74%
Rated Secured Structured Notes	N/A	11.59%
(1) Includes follow-on investments in existing portfolio companies and refinancings, if any.
(2) Includes partial prepayments of principal, scheduled amortization payments, return of capital, and refinancings, if any.
(3) Weighted average interest rates for new investments by portfolio composition is calculated with the current rate at the end of the period. In addition, Revolving Line of Credit and Delayed Draw Term Loans are excluded from the calculation.

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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $5,144,542.
Our portfolio companies are generally lower middle market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
Impact of the novel coronavirus (the "Wuhan Virus") pandemic
During the first quarter of 2020, our operating results were negatively impacted by the uncertainty surrounding the Wuhan Virus pandemic, which has caused severe disruptions in the global economy and negatively impacted the fair value and performance of our investment portfolio. For the three months ended March 31, 2020, the resulting changes in net unrealized depreciation on investments were largely due to widening credit spreads as market participants expected a higher yield on similar investments given the significant market volatility generated by the Wuhan Virus pandemic. To a lesser extent, the changes in net unrealized depreciation on investments for the quarter for certain of our portfolio companies also reflected other factors such as specific industry concerns, uncertainty about the duration of business shutdowns and near-term liquidity needs. For additional information concerning the Wuhan Virus pandemic and its potential impact on our business and our operating results, see Part II - Other information, Item 1A. Risk Factors, “Risk Factors - The Wuhan Virus pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.”

Control Company Investments
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Several of our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the nine months ended March 31, 2020.
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings, a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy, and the remaining equity is owned by CP Energy management. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries.
On April 6, 2018, Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”), a previously controlled portfolio company, merged with and into CP Energy, with CP Energy continuing as the surviving corporation. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Holdings, which owns 100% of Spartan, a portfolio company of Prospect with $34,399 in senior secured term loans due to us as of June 30, 2019. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. On December 30, 2019, Wolf Energy LLC, Wolf Energy Services LLC, and AEH LLC (collectively referred to as “Wolf Energy”), a previously controlled portfolio company, merged with and into CP Energy, with CP Energy continuing as the surviving corporation. See Note 14 in our Consolidated Financial Statements for further discussion.
The fair value of our investment in CP Energy decreased to $72,769 as of March 31, 2020, which is a discount of $148,836 from its amortized cost, compared to a fair value of $138,931 as of June 30, 2019, representing a discount of $74,944 to its amortized cost. The increase in discount to amortized cost resulted from a decline in financial performance and corresponding valuation multiples as a result of headwinds in the oil and gas industry, primarily associated with the demand imbalance stemming from the novel coronavirus.
Credit Central Loan Company, LLC
Prospect owns 100% of the equity of Credit Central Delaware, a consolidated holding company. Credit Central Delaware owns 98.63% of Credit Central, with entities owned by Credit Central management owning the remaining 1.37% of the equity. Credit Central is a branch-based provider of installment loans.

The fair value of our investment in Credit Central increased to $71,587 as of March 31, 2020, which is a discount of $4,449 from its amortized cost, compared to a fair value of $71,417 as of June 30, 2019, representing a premium of $5,107 to its amortized cost basis. The decrease to the premium was driven an increase to the cost basis from PIK income recognized.

Echelon Transportation, LLC

Prospect owns 100% of the equity of Echelon, a consolidated holding company. Echelon owns 60.7% of the equity of AerLift. Echelon is an aircraft leasing company.

The fair value of our investment in Echelon decreased to $84,840 as of March 31, 2020, which is a discount of $869 from its amortized cost, compared to a fair value of $89,701 as of June 30, 2019, representing a premium of $12,122 to its amortized cost basis. The decrease to the premium was driven by an increase in the cost of capital metrics for the comparable companies.

First Tower Finance Company LLC
Prospect owns 100% of the equity of First Tower Delaware, a consolidated holding company. First Tower Delaware owns 80.1% of First Tower Finance. First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.
The fair value of our investment in First Tower decreased to $473,185 as of March 31, 2020, representing a premium of $117,689 to its amortized cost basis compared to a fair value of $494,036 as of June 30, 2019, representing a premium of $135,479 to its amortized cost. The decrease to the premium was driven primarily by a decline in comparable company trading multiples.

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
The fair value of our investment in InterDent decreased to $202,352 as of March 31, 2020, representing a discount of $59,436 to its amortized cost basis, compared to a fair value of $224,876 as of June 30, 2019, representing a discount of $23,997 to its amortized cost basis. The increase in discount to amortized cost was driven by delayed realization of operational improvements, additional need for reinvestment into the business, and cost-inflation.
MITY, Inc.
Prospect owns 100% of the equity of MITY Delaware, a consolidated holding company. MITY Delaware previously held 95.58% of the equity of MITY. Effective March 13, 2019, MITY Delaware’s equity ownership of MITY increased to 100%. MITY owns 100% of each of MITY-Lite, Inc. (“Mity-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”).
The fair value of our investment in Mity increased to $55,173 as of March 31, 2020, a discount of $16,601 to its amortized cost basis compared to a fair value of $46,902 as of June 30, 2019, a discount of $22,698 to its amortized cost. The decrease to the discount was driven by stronger financial performance.
National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly owned subsidiaries, NPRC invests in online consumer loans. Effective May 23, 2016, APRC and UPRC merged with and into NPRC, to consolidate all of our real estate holdings, with NPRC as the surviving entity. As of March 31, 2020, we own 100% of the fully-diluted common equity of NPRC.
During the nine months ended March 31, 2020, we received partial repayments of $235,019 of our loans previously outstanding with NPRC, and provided $19,590 of equity financing and $78,359 of debt financing to NPRC to fund purchases of rated secured structured notes, expenses and structuring fees.
The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of March 31, 2020, the outstanding investment in online consumer loans by certain of NPRC’s wholly owned subsidiaries was comprised of 11,570 individual loans and residual interest in four securitizations, and had an aggregate fair value of $54,224. The average outstanding individual loan balance is approximately $3 and the loans mature on dates ranging from April 1, 2020 to April 19, 2025 with a weighted-average outstanding term of 20 months as of March 31, 2020. Fixed interest rates range from 6.0% to 36.0% with a weighted-average current interest rate of 22.4%. As of March 31, 2020, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $57,639.
As of March 31, 2020, based on outstanding principal balance, 11.5% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 29.4% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 59.1% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$4,561	$4,366	6.0% - 24.1%	12.5%
Prime	11,636	10,966	6.0% - 36.0%	17.7%
Near Prime	23,364	21,916	6.0% - 36.0%	26.6%
*Weighted by outstanding principal balance of the online consumer loans.

The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of March 31, 2020, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 34 investments with a fair value of $188,969 and face value of $208,342. The average outstanding note is approximately $6,128 with a stated maturity date ranging from April 2026 to October 2032 and weighted-average stated maturity of 10 years as of March 31, 2020. Coupons range from three-month Libor (“3ML”) plus 5.45% to 9.45% with a weighted-average coupon of 3ML + 7.16%. As of March 31, 2020, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $87,954.
As of March 31, 2020, based on outstanding notional balance, 25% of the portfolio was invested in Single - B rated tranches and 75% of the portfolio in BB rated tranches.
As of March 31, 2020, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $632,319 and a fair value of $900,012, including our investment in online consumer lending and rated secured structured notes as discussed above. As of March 31, 2020, our investment in NPRC and its wholly owned subsidiaries relating to the real estate portfolio had a fair value of $754,419. This portfolio was comprised of thirty-nine multi-families properties, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of March 31, 2020.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	—
3	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,156
4	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,578
5	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,224
6	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,212
7	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	13,820
8	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	10,008
9	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	7,461
10	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
11	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
12	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	85,790
13	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	15,644
14	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,812
15	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	30,169
16	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	17,164
17	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	17,401
18	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	24,911
19	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	19,352
20	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,808
21	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,347
22	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	43,081
23	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
24	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
25	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
26	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
27	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	51,202
28	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
29	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	15,459
30	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
31	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
32	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
33	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
34	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	44,044
35	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	14,185

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
36	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
37	Laurel Pointe Holdings, LLC	Forest Park, GA	5/9/2018	33,005	26,400
38	Bradford Ridge Holdings, LLC	Forest Park, GA	5/9/2018	12,500	10,000
39	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
40	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	39,525
41	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	19,335
42	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
43	Ashwood Ridge Holdings LLC	Jonesboro, GA	9/21/2018	9,600	7,300
44	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
45	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
46	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
47	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
48	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	30,127
49	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	14,662
50	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
				$1,843,477	$1,541,339
During the nine months ended March 31, 2020, the valuation methodology for National Property REIT Corporation (“NPRC”) and its wholly owned subsidiaries relating to the real estate portfolio changed to remove the Discounted Cash Flow Method. Management utilizes the Enterprise Value Waterfall (NAV Analysis) to value its investment in NPRC and its wholly owned subsidiaries relating to the real estate portfolio as this method is aligned with current industry practice and with Management’s experience in buying and selling income producing real estate assets.

The fair value of our investment in NPRC decreased to $900,012 as of March 31, 2020, representing a premium of $267,693 to its amortized cost basis, compared to a fair value of $1,004,465 as of June 30, 2019, representing a premium of $235,076. The increase in premium to amortized cost is primarily due to an increase in property values and change in methodology discussed above.
NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, a consolidated holding company. NMMB Holdings owns 92.50% and 94.10% of the fully-diluted equity of NMMB as of March 31, 2020 and June 30, 2019, respectively, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. NMMB is an advertising media buying business.
The fair value of our investment in NMMB increased to $36,560 as of March 31, 2020, representing a premium of $18,629 to its amortized cost basis, compared to a fair value of $24,183 as of June 30, 2019, representing a premium of $8,200 to its amortized cost basis. The increase to the premium was driven by improved financial performance, including higher gross profit and operating margins.

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
The fair value of our investment in Pacific World decreased to $53,224 as of March 31, 2020, representing a discount of $192,278 to its amortized cost basis, compared to a fair value of $112,427 as of June 30, 2019, representing a discount of $125,542 to its amortized cost basis. The increase in discount to amortized cost resulted from a deterioration in financial performance.
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

The fair value of our investment in Valley Electric decreased to $121,990 as of March 31, 2020, a premium of $53,116 from its amortized cost, compared to a fair value of $143,685 as of June 30, 2019, representing a $73,750 premium to its amortized cost. While Valley Electric’s financial performance remains strong, the decrease in premium to amortized cost was driven by adverse market conditions.
Our controlled investments, other than those discussed above, are valued at $116,866 below cost and did not experience significant changes in operating performance or value during the nine months ended March 31, 2020. This discount is primarily driven by our controlled investments in Freedom Marine, Universal Turbine Parts, and USES, which are valued at a discount to amortized cost of $28,474, $37,386, and $50,037, respectively. Overall, combined with those portfolio companies discussed above, our controlled investments at March 31, 2020 are valued at $82,208 below their amortized cost.
Affiliate and Non-Control Company Investments

We hold four affiliate investments at March 31, 2020, which are valued at $80,187 below their amortized cost. This discount is primarily driven by our affiliate investment in USC, which is valued at a discount to amortized cost of $100,762. In June, 2019, USC filed for Chapter 11 bankruptcy and began liquidating its remaining assets. During the nine months ended March 31, 2020, USC used a portion of the proceeds from the ongoing liquidation to partially repay $20,594 of our Second Lien Term Loan. Excluding USC, our affiliate investments are valued at $20,575 above their amortized cost as of March 31, 2020.

With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. However, as of March 31, 2020, two of our non-control/ non-affiliate investments, Engine Group, Inc. (“Engine”) and PGX Holdings, Inc. (“PGX”) are valued at discounts to amortized cost of $17,221 and $42,852, respectively. As of March 31, 2020, our CLO investment portfolio is valued at a $385,680 discount to amortized cost. Excluding Engine, PGX, and the CLO investment portfolio, non-control/non-affiliate investments at March 31, 2020 are valued at $53,948 below their amortized cost largely due to widening credit spreads as market participants expected a higher yield on similar investments given the significant market volatility generated by the Wuhan Virus pandemic. For more information on change in unrealized, see “Results of Operations - Change in Unrealized Gains/Losses.”

Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of March 31, 2020 consists of: a Revolving Credit Facility availing us of the ability to borrow debt, subject to borrowing base determinations; Convertible Notes, which we issued in April 2014, April 2017 (with a follow-on issuance in May 2018), and March 2019; Public Notes which we issued in March 2013, December 2015 (and from time to time through our 2024 Notes Follow-on Program), June 2018 (and from time to time through our 2028 Notes Follow-on Program), October 2018, and December 2018 (and from time to time through our 2029 Notes Follow-on Program); and Prospect Capital InterNotes® which we issue from time to time. Our equity capital is comprised entirely of common equity.

As of March 31, 2020, our asset coverage stood at 230.6% based on outstanding senior securities of $2,219,079.
The following table shows our outstanding debt as of March 31, 2020:

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value(1)		Effective Interest Rate
Revolving Credit Facility(2)	$165,600	$9,688	$165,600	(3)	$165,600		1ML+2.20%	(6)

2020 Notes	127,711	294	127,417		127,711	(4)	5.39%	(7)
2022 Notes	258,240	3,999	254,241		230,378	(4)	5.65%	(7)
2025 Notes	201,250	5,517	195,733		173,534	(4)	6.63%	(7)
Convertible Notes	587,201		577,391		531,623

6.375% 2024 Notes	100,000	828	99,172		102,711	(4)	6.64%	(7)
2023 Notes	320,000	2,642	317,358		265,766	(4)	6.09%	(7)
2024 Notes	233,788	4,153	229,635		193,763	(4)	6.76%	(7)
2028 Notes	70,761	2,193	68,568		56,326	(4)	6.77%	(7)
2029 Notes	69,170	2,390	66,780		55,391	(4)	7.38%	(7)
Public Notes	793,719		781,513		673,957

Prospect Capital InterNotes®	672,559	13,042	659,517		571,817	(5)	6.05%	(8)
Total	$2,219,079		$2,184,021		$1,942,997

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of March 31, 2020.

(2)	The maximum draw amount of the Revolving Credit facility as of March 31, 2020 is $1,077,500.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Critical Accounting Policies and Estimates for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread based on observable market inputs.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

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

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of March 31, 2020:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$165,600	$—	$—	$165,600	$—
Convertible Notes	587,201	127,711	258,240	201,250	—
Public Notes	793,719	—	320,000	333,788	139,931
Prospect Capital InterNotes®	672,559	—	—	234,491	438,068
Total Contractual Obligations	$2,219,079	$127,711	$578,240	$935,129	$577,999
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
We may from time to time seek to cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. The amounts involved may be material. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including secured debt, unsecured debt and/or debt securities convertible into common stock. Any such purchases or exchanges of outstanding debt would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

Historically, we have funded a portion of our cash needs through borrowings from banks, issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common stock, preferred stock, subscription rights, and warrants and units to purchase such securities up to an indeterminate amount. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

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

On September 9, 2019, we amended the 2018 Facility and closed an expanded revolving credit facility (the “2019 Facility” and collectively with the 2014 Facility and the 2018 Facility, the “Revolving Credit Facility”). The lenders had extended commitments of $1,077,500 as of March 31, 2020. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The Revolving Credit Facility Facility matures on September 9, 2024. It includes a revolving period that extends through September 9, 2023, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due, if required by the lenders.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The Revolving Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. The Revolving Credit Facility also requires the maintenance of a minimum liquidity requirement. As of March 31, 2020, we were in compliance with the applicable covenants.
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
For the nine months ended March 31, 2020 and March 31, 2019, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Average stated interest rate	3.54%	4.69%	3.84%	4.53%
Average outstanding balance	$262,084	$295,511	$161,373	$256,409

As of March 31, 2020 and June 30, 2019, we had $528,039 and $684,212, respectively, available to us for borrowing under the Revolving Credit Facility, of which $165,600 and $167,000 was outstanding as of March 31, 2020 and June 30, 2019, respectively. As of March 31, 2020, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,641,230, which represents 31.6% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,077,500. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $10,904 of new fees and $7,787 were carried over for continuing participants from the previous facilities, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of March 31, 2020, $9,688 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities. During the nine months ended March 31, 2020, $398 of fees were expensed relating to credit providers in the 2018 Facility who did not commit to the 2019 Facility.
During the three months ended March 31, 2020 and March 31, 2019, we recorded $5,867 and $6,209, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On June 28, 2019, we commenced a tender offer to purchase for cash any and all of the $224,114 then outstanding aggregate principal amount of the 2020 Notes (“June Tender Offer”). On July 27, 2019, $32,948 aggregate principal amount of the 2020 Notes, representing 14.7% of the previously outstanding 2020 Notes, were validly tendered and accepted. On August 12, 2019, we commenced a tender offer to purchase for cash up to $60,000 aggregate principal amount of the 2020 Notes (“August Tender Offer”). On September 10, 2019, $13,597 aggregate principal amount of the 2020 Notes, representing 7.1% of the previously outstanding 2020 Notes, were validly tendered and accepted. The June Tender Offer and August Tender Offer, resulted in our recognizing a loss of $668 during the three months ended September 30, 2019.
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
On December 23, 2019, we commenced a tender offer to purchase for cash up to $10,000 aggregate principal amount of the 2020 Notes (“2020 Notes December Tender Offer”). On January 22, 2020, $2,215 aggregate principal amount of the 2020 Notes, representing 1.3% of the previously outstanding 2020 Notes, were validly tendered and accepted. The 2020 Notes December Tender Offer resulted in our recognizing a loss of $14 during the three months ended March 31, 2020. During the three months ended March 31, 2020, we repurchased an additional $45,111 aggregate principal amount of the 2020 Notes at a weighted average price of 100.5 including commissions. As a result of this transaction, we recorded a loss of $220, in the amount of the difference between the reacquisition price and the net carrying amount of the 2020 Notes, net of the proportionate amount of unamortized debt issuance costs. As of March 31, 2020, the outstanding aggregate principal amount of the 2020 Notes is $127,711.
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
On December 23, 2019, we commenced a tender offer to purchase for cash up to $25,000 aggregate principal amount of the 2022 Notes (“2022 Notes December Tender Offer”). On January 22, 2020, $1,302 aggregate principal amount of the 2022 Notes, representing 0.5% of the previously outstanding 2022 Notes, were validly tendered and accepted. The 2022 Notes December Tender Offer resulted in our recognizing a loss of $51 during the three months ended March 31, 2020. During the three months ended March 31, 2020, we repurchased an additional $32,585 aggregate principal amount of the 2022 Notes at a weighted average price of 89.1 including commissions. As a result of this transaction, we recorded a gain of $3,045, in the amount of the difference between the reacquisition price and the net carrying amount of the 2022 Notes, net of the proportionate amount of unamortized debt issuance costs. As of March 31, 2020, the outstanding aggregate principal amount of the 2022 Notes is $258,240.
On March 1, 2019, we issued $175,000 aggregate principal amount of senior convertible notes that mature on March 1, 2025 (the “2025 Notes”), unless previously converted or repurchased in accordance with their terms. We granted the underwriters a 13-day over-allotment option to purchase up to an additional $26,250 aggregate principal amount of the 2025 Notes. The underwriters fully exercised the over-allotment option on March 11, 20l9 and we issued $26,250 aggregate principal amount of 2025 Notes at settlement on March 13, 2019. The 2025 Notes bear interest at a rate of 6.375% per year, payable semi-annually on March 1 and September 1 each year, beginning September 1, 2019. Total proceeds from the issuance of the 2025 Notes, net of underwriting discounts and offering costs, were $198,674. As of March 31, 2020, the outstanding aggregate principal amount of the 2025 Notes is $201,250.
Certain key terms related to the convertible features for the 2020 Notes, the 2022 Notes, and the 2025 Notes (collectively, the “Convertible Notes”) are listed below:

	2020 Notes	2022 Notes	2025 Notes
Initial conversion rate(1)	80.6647	100.2305	110.7420
Initial conversion price	$12.40	$9.98	$9.03
Conversion rate at March 31, 2020(1)(2)	80.6670	100.2305	110.7420
Conversion price at March 31, 2020(2)(3)	$12.40	$9.98	$9.03
Last conversion price calculation date	4/11/2019	4/11/2019	3/1/2020
Dividend threshold amount (per share)(4)	$0.110525	$0.083330	$0.060000

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)	The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

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
In connection with the issuance of the Convertible Notes, we recorded a discount of $4,025 and debt issuance costs of $21,107 which are being amortized over the terms of the Convertible Notes. As of March 31, 2020, $3,412 of the original issue discount and $6,398 of the debt issuance costs remain to be amortized and are included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended March 31, 2020 and March 31, 2019, we recorded $9,728 and $10,460, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the nine months ended March 31, 2020 and March 31, 2019, we recorded $30,089 and $33,352, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.

Public Notes
On March 15, 2013, we issued $250,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Original 2023 Notes”). The Original 2023 Notes bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2013. Total proceeds from the issuance of the Original 2023 Notes, net of underwriting discounts and offering costs, were $243,641. On June 20, 2018, we issued an additional $70,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Additional 2023 Notes,” and together with the Original 2023 Notes, the “2023 Notes”). The Additional 2023 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2023 Notes and bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the Additional 2023 Notes, net of underwriting discounts, were $69,403. As of March 31, 2020, the outstanding aggregate principal amount of the 2023 Notes is $320,000.

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

On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market (“ATM”) program with FBR Capital Markets & Co. through which we could sell, by means of ATM offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes (“Initial 2024 Notes ATM”). Following the initial 2024 Notes ATM, the aggregate principal amount of the 2024 Notes issued was $199,281 for net proceeds of $193,253, after commissions and offering costs. On July 2, 2018, we entered into a second ATM program with B. Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of the 2024 Notes (“Second 2024 Notes ATM,” and together with the Initial 2024 Notes ATM, the “2024 Notes Follow-on Program”). The 2024 Notes are listed on the New York Stock Exchange (“NYSE”) and trade thereon under the ticker “PBB”. During the year ended June 30, 2019, we issued an additional $35,162 aggregate principal amount under the Second 2024 Notes ATM, for net proceeds of $34,855, after commissions and offering costs. On March 20, 2020, we commenced a tender offer to purchase for cash any and all of the $234,443 aggregate principal amount of the 2024 Notes (“2024 Notes March Tender Offer”). On March 31, 2020, $655 aggregate principal amount of the 2024 Notes, representing 0.3% of the previously outstanding 2024 Notes, were validly tendered and accepted. The 2024 Notes March Tender Offer, resulted in our recognizing a gain of $203 during the three months ended March 31, 2020. As of March 31, 2020, the outstanding aggregate principal amount of the 2024 Notes is $233,788.
On June 7, 2018, we issued $55,000 aggregate principal amount of unsecured notes that mature on June 15, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts and offering costs were $53,119. On July 2, 2018, we entered into an ATM program with B. Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2028 Notes (“2028 Notes ATM” or “2028 Notes Follow-on Program”). The 2028 Notes are listed on the NYSE and trade thereon under the ticker “PBY”. During the year ended June 30, 2019, we issued an additional $15,761 aggregate principal amount under the 2028 Notes ATM, for net proceeds of $15,530, after commissions and offering costs. As of March 31, 2020, the outstanding aggregate principal amount of the 2028 Notes is $70,761.
On October 1, 2018, we issued $100,000 aggregate principal amount of unsecured notes that mature on January 15, 2024 (the “6.375% 2024 Notes”). The 6.375% 2024 Notes bear interest at a rate of 6.375% per year, payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2019. Total proceeds from the issuance of the 6.375% 2024 Notes, net of underwriting discounts and offering costs, were $98,985. As of March 31, 2020, the outstanding aggregate principal amount of the 6.375% 2024 Notes is $100,000.
On December 5, 2018, we issued $50,000 aggregate principal amount of unsecured notes that mature on June 15, 2029 (the “2029 Notes”). The 2029 Notes bear interest at a rate of 6.875% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning March 15, 2019. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts and offering costs, were $48,057. On February 9, 2019, we entered into an ATM program with B. Riley FBR, Inc., BB&T Capital Markets, and Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2029 Notes (“2029 Notes ATM” or “2029 Notes Follow-on Program”). The 2029 Notes are listed on the NYSE and trade thereon under the ticker “PBC”. During the year ended June 30, 2019, we issued an additional $19,170 aggregate principal amount under the 2029 Notes ATM, for net proceeds of $18,523, after commissions and offering costs. As of March 31, 2020, the outstanding aggregate principal amount of the 2029 Notes is $69,170.

The 2023 Notes, the 2024 Notes, the 2028 Notes, the 6.375% 2024 Notes, and the 2029 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $4,112 and debt issuance costs of $16,226, which are being amortized over the terms of the notes. As of March 31, 2020, $2,172 of the original issue discount and $10,034 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended March 31, 2020 and March 31, 2019, we recorded $12,834 and $12,272, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the nine months ended March 31, 2020 and March 31, 2019, we recorded $38,481 and $35,102, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.

Prospect Capital InterNotes®
On February 16, 2012, we entered into a selling agent agreement (the “Original Selling Agent Agreement”) with Incapital LLC, as purchasing agent for our issuance and sale from time to time of up to $500,000 of Prospect Capital InterNotes®, which was increased to $1,500,000 in May 2014. On May 10, 2019, the Original Selling Agent Agreement was terminated, and we entered into a new selling agent agreement with Incapital LLC (the “May 2019 Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes®.
On September 16, 2019, the May 2019 Selling Agent Agreement was terminated, and we entered into a new selling agent agreement with Incapital LLC (the “September 2019 Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $500,000 of Prospect Capital InterNotes®. We sold approximately $1,700,000 in aggregate principal amount of Prospect Capital InterNotes® under the Original Selling Agent Agreement, May 2019 Selling Agent Agreement, and September 2019 Selling Agent Agreement (collectively the “Previous Selling Agent Agreements”).
On February 13, 2020, the September 2019 Selling Agent Agreement was terminated, and we entered into a new selling agent agreement with Incapital LLC (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with the previously authorized selling agent agreements, the “InterNotes® Offerings”). Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of March 31, 2020, $672,559 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the nine months ended March 31, 2020, we issued $224,934 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $221,194. These notes were issued with stated interest rates ranging from 3.75% to 5.50% with a weighted average interest rate of 4.29%. These notes mature between July 15, 2024 and March 15, 2030.

The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2020:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$105,379	3.75%–5.00%	4.12%	July 15, 2024 – March 15, 2025
7	44,184	4.00%–5.25%	4.26%	July 15, 2026 – March 15, 2027
10	75,371	3.75%–5.50%	4.56%	July 15, 2029 – March 15, 2030
	$224,934
During the nine months ended March 31, 2019, we issued $124,643 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $122,592. These notes were issued with stated interest rates ranging from 5.00% to 6.25% with a weighted average interest rate of 5.78%. These notes mature between July 15, 2023 and March 15, 2029.

The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2019:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$57,751	5.00%-5.75%	5.48%	July 15, 2023 – March 15, 2024
7	31,499	5.50%–6.00%	5.93%	July 15, 2025 – March 15, 2026
8	385	5.75%	5.75%	July 15, 2026
10	35,008	6.00%-6.25%	6.13%	July 15, 2028 – March 15, 2029
	$124,643

During the nine months ended March 31, 2020, we redeemed, prior to maturity, $255,822 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 5.06% in order to replace shorter maturity debt with longer-term debt. During the nine months ended March 31, 2020, we repaid $4,252 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the nine months ended March 31, 2020 was $2,435.

The following table summarizes the Prospect Capital InterNotes® outstanding as of March 31, 2020:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$210,555	3.75% – 5.75%	4.80%	September 15, 2023 – March 15, 2025
7	103,703	4.00% – 6.00%	5.11%	July 15, 2024 – March 15, 2027
8	24,455	4.50% – 5.75%	4.67%	August 15, 2025 – July 15, 2026
10	159,424	3.75% – 6.25%	5.31%	January 15, 2024 – March 15, 2030
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	17,063	5.25% – 6.00%	5.35%	May 15, 2028 – November 15, 2028
18	18,862	4.13% – 6.25%	5.58%	December 15, 2030 – August 15, 2031
20	3,847	5.75% – 6.00%	5.89%	November 15, 2032 – October 15, 2033
25	30,860	6.25% – 6.50%	6.39%	August 15, 2038 – May 15, 2039
30	100,812	5.50% – 6.75%	6.25%	November 15, 2042 – October 15, 2043
	$672,559
During the nine months ended March 31, 2019, we redeemed, prior to maturity $123,418 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.83% in order to replace debt with shorter maturity dates. During the nine months ended March 31, 2019, we repaid $7,428 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the nine months ended March 31, 2019 was $905.

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
	$707,699
In connection with the issuance of Prospect Capital InterNotes®, we incurred $28,694 of fees which are being amortized over the term of the notes, of which $13,042 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of March 31, 2020.
During the three months ended March 31, 2020 and March 31, 2019, we recorded $9,217 and $10,005, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the nine months ended March 31, 2020 and March 31, 2019 we recorded $28,192 and $31,521, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Net Asset Value
During the nine months ended March 31, 2020, our net asset value decreased by $372,900, or $1.03 per share. The decrease was primarily attributable to an increase in net realized and net change in unrealized losses of $386,258, or $1.05 per weighted average share. This decrease was partially offset by net investment income of $207,421, or $0.56 per weighted average share, exceeding dividends of $198,455, or $0.54 per weighted average share, resulting in a net increase of $0.02 per weighted average share for the nine months ended March 31, 2020. The following table shows the calculation of net asset value per share as of March 31, 2020 and June 30, 2019.

	March 31, 2020	June 30, 2019
Net assets	$2,933,375	$3,306,275
Shares of common stock issued and outstanding	367,817,926	367,131,025
Net asset value per share	$7.98	$9.01
Results of Operations
Operating results for the three and nine months ended March 31, 2020 and March 31, 2019 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Investment income	$154,501	$171,109	$478,301	$539,414
Operating expenses	86,025	93,847	270,880	296,182
Net investment income	68,476	77,262	207,421	243,232
Net realized gains (losses) from investments	26	9,483	(263)	13,517
Net change in unrealized (losses) gains from investments	(256,997)	5,430	(383,348)	(144,217)
Net realized gains (losses) on extinguishment of debt	2,796	(2,980)	(2,647)	(6,931)
Net (decrease) increase in net assets resulting from operations	$(185,699)	$89,195	$(178,837)	$105,601
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

The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Interest income	$138,806	$155,076	$425,421	$472,512
Dividend income	2,577	4,524	10,340	32,717
Other income	13,118	11,509	42,540	34,185
Total investment income	$154,501	$171,109	$478,301	$539,414

Average debt principal of performing interest bearing investments(1)	$5,256,009	$5,607,632	$5,270,507	$5,537,934
Weighted average interest rate earned on performing interest bearing investments(1)	10.45%	11.07%	10.57%	11.21%
Average debt principal of all interest bearing investments(2)	$5,889,955	$6,206,684	$5,878,182	$6,064,501
Weighted average interest rate earned on all interest bearing investments(2)	9.32%	10.00%	9.47%	10.24%
(1) Excludes equity investments and non-accrual loans.
(2) Excludes equity investments.

Average interest income producing assets decreased from $5,607,632 for the three months ended March 31, 2019 to $5,256,009 for the three months ended March 31, 2020. The decrease in average income producing assets was a result of repayments. The average interest earned on performing interest bearing performing assets decreased from 11.07% for the three months ended March 31, 2019 to 10.45% for the three months ended March 31, 2020. The average interest earned on all interest bearing performing assets decreased from 10.00% for the three months ended March 31, 2019 to 9.32% for the three months ended March 31, 2020. The decrease in both is primarily due to an increase in foregone interest due to non-accrual investments, decline in LIBOR and reduced returns from our structured credit investments.
Average interest income producing assets decreased from $5,537,934 for the nine months ended March 31, 2019 to $5,270,507 for the nine months ended March 31, 2020. The average interest earned on interest bearing performing assets decreased from 11.21% for the nine months ended March 31, 2019 to 10.57% for the nine months ended March 31, 2020. The average interest earned on all interest bearing performing assets decreased from 10.24% for the nine months ended March 31, 2019 to 9.47% for the nine months ended March 31, 2020. The decrease in both is primarily due to an increase in foregone interest due to non-accrual investments, decline in LIBOR and reduced returns from our structured credit investments.
Investment income is also generated from dividends and other income which is less predictable than interest income. The following table describes dividend income earned for the three and nine months ended March 31, 2020 and March 31, 2019, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Dividend income
National Property REIT Corp.	$—	$1,000	$—	$21,000
Valley Electric Company, Inc.	2,267	2,612	6,538	10,112
NMMB, Inc.	—	—	2,797	—
Targus Cayman HoldCo Limited	—	659	—	659
Other, net	310	253	1,005	946
Total dividend income	$2,577	$4,524	$10,340	$32,717

Other income is comprised of structuring fees, advisory fees, royalty interests, settlement of net profits interests and settlement of residual profits interests. The following table describes other income earned for the three and nine months ended March 31, 2020 and March 31, 2019, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Structuring, advisory and amendment fees
CCPI Inc.	$—	$1,301	$—	$1,301
National Property REIT Corp.	—	412	10,785	14,607
Town & Country Holdings, Inc.	—	—	—	2,100
PeopleConnect Intermediate, LLC	2,760	—	5,170	—
Ahead Data Blue, LLC	—	—	1,400	—
Other, net	785	543	2,549	2,691
Total structuring, advisory and amendment fees	$3,545	$2,256	$19,904	$20,699
Royalty and net revenue interests
National Property REIT Corp.	9,231	8,922	21,727	12,659
Other, net	204	173	540	367
Total royalty and net revenue interests	9,435	9,095	22,267	13,026
Administrative agent fees
Other, net	138	158	369	460
Total administrative agent fees	138	158	369	460
Total other income	$13,118	$11,509	$42,540	$34,185
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
The following table describes the various components of our operating expenses:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Base management fee	$26,625	$29,540	$82,631	$92,684
Income incentive fee	17,119	19,315	51,855	60,808
Interest and credit facility expenses	37,646	38,946	113,603	117,510
Allocation of overhead from Prospect Administration	4,096	2,084	13,601	11,091
Audit, compliance and tax related fees	421	680	2,729	3,462
Directors' fees	113	112	339	341
Other general and administrative expenses	5	3,170	6,122	10,286
Total operating expenses	$86,025	$93,847	$270,880	$296,182
Total gross and net base management fee was $26,625 and 29,540 for the three months ended March 31, 2020 and March 31, 2019, respectively. The decrease in total gross base management fee is directly related to a decrease in average total assets.
Total gross base management fee was $82,631 and $92,794 for the nine months ended March 31, 2020 and March 31, 2019, respectively. The decrease in total gross base management fee is directly related to a decrease in average total assets, offset by a $2,757 adjustment for fees earned in prior periods that were neither expensed nor paid to the Investment Adviser, for which we incurred $64 in accrued interest on those past due amounts. The interest on the amount owed to the Investment Adviser was calculated using the average of 1-month LIBOR rates from September 2010 through the date of payment. The Investment Adviser has entered into a servicing agreement with certain institutions that purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. We receive payments from these institutions on behalf of the Investment Adviser, for providing such services under the servicing agreement. We are given a credit for these payments as a reduction of the base management fee payable by us to the Investment Adviser. We received payments of $110 from these institutions for the nine months ended March 31, 2019. No such payments were received for the nine months ended March 31, 2020. We were given a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser resulting in net base management fee of $82,631 and $92,684 for the nine months ended March 31, 2020 and March 31, 2019, respectively.
For the three months ended March 31, 2020 and March 31, 2019, we incurred $17,119 and $19,315 of income incentive fees, respectively. This decrease was driven by a corresponding decrease in pre-incentive fee net investment income from $96,577 for the three months ended March 31, 2019 to $85,595 for the three months ended March 31, 2020. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
For the nine months ended March 31, 2020 and March 31, 2019, we incurred $51,855 and $60,808 of income incentive fees, respectively. This decrease was driven by a corresponding decrease in pre-incentive fee net investment income from $304,040 for the nine months ended March 31, 2019 to $259,276 for the nine months ended March 31, 2020. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended March 31, 2020 and March 31, 2019, we incurred $37,646 and $38,946 respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). During the nine months ended March 31, 2020 and March 31, 2019, we incurred $113,603 and $117,510, respectively, of interest expenses related to our Notes. These expenses are related directly to the leveraging capacity and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Interest on borrowings	$32,177	$34,081	$95,944	$102,064
Amortization of deferred financing costs	2,231	2,356	6,341	8,699
Accretion of discount on unsecured debt	260	171	775	406
Facility commitment fees	2,978	2,338	10,543	6,341
Total interest and credit facility expenses	$37,646	$38,946	$113,603	$117,510

Average principal debt outstanding	$2,371,206	$2,540,038	$2,306,202	$2,545,688
Annualized weighted average stated interest rate on borrowings(1)	5.43%	5.37%	5.55%	5.35%
Annualized weighted average interest rate on borrowings(2)	6.35%	6.13%	6.57%	6.15%

(1)	Includes only the stated interest expense.

(2)	Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.

Interest expense is relatively stable on a dollars basis for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) increased from 5.37% for the three months ended March 31, 2019 to 5.43% for the three months ended March 31, 2020. This increase is primarily due to issuances of Public Notes and 2025 Notes at higher rates, partially offset by repurchases of our Convertible Notes and increased utilization of our Revolving Credit Facility, which bears a lower rate than our remaining debt.
Interest expense decreased from $117,510 for the nine months ended March 31, 2019 to $113,603 for the nine months ended March 31, 2020. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) increased from 5.35% for the nine months ended March 31, 2019 to 5.55% for the nine months ended March 31, 2020. This increase is primarily due to issuances of Public Notes and the 2025 Notes during the second half of the prior year at higher rates, partially offset by repurchases of our Convertible Notes and increased utilization of our Revolving Credit Facility, which bears a lower rate than our remaining debt.
The allocation of net overhead expense from Prospect Administration was $4,096 and $2,084 for the three months ended March 31, 2020 and March 31, 2019, respectively.
The allocation of net overhead expense from Prospect Administration was $13,601 and $11,091 for the nine months ended March 31, 2020 and March 31, 2019, respectively. Prospect Administration received estimated payments of $1,225 and $607 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal services during the nine months ended March 31, 2020 and March 31, 2019, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $539 and $3,962 for the three months ended March 31, 2020 and March 31, 2019, respectively. The $3,423 decrease was primarily attributable to a decrease in legal fees due to a $2,325 reimbursement from litigation proceeds, of previously expensed legal fees, in addition to decreases in audit, compliance and tax related fees.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $9,190 and $14,089 for the nine months ended March 31, 2020 and March 31, 2019, respectively. The $4,899 decrease was primarily attributable to a decrease in legal fees due to a reimbursement from litigation proceeds of previously expensed legal fees in addition to a decrease audit, compliance and tax related fees.
Net Investment Income
Net investment income represents the difference between investment income and operating expenses. Net investment income was $68,476 and $77,262 for the three months ended March 31, 2020 and March 31, 2019, respectively. The decrease of $8,786 was primarily due to a decrease in investment income of $16,608 partially offset by a decrease in operating expenses of $7,822. Refer to above Investment Income and Operating Expenses discussions for detail.
Net investment income was $207,421 and $243,232 for the nine months ended March 31, 2020 and March 31, 2019, respectively. The decrease of $35,811 was primarily due to a decrease in investment income of $61,113 partially offset by a decrease in operating expenses of $25,302. Refer to above Investment Income and Operating Expenses discussions for detail.
Net Realized (Losses) Gains
The following table details net realized gains from investments for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
Portfolio Company	2020	2019
CCPI, Inc.	$—	$12,105
New Century Transportation, Inc.	449	—
PeopleConnect Holdings, LLC	(522)	—
Maverick Healthcare Equity, LLC	—	(1,252)
Other, net	99	(1,370)
Net realized gains	$26	$9,483

The following table details net realized (losses) gains from investments for the nine months ended March 31, 2020 and March 31, 2019:

	Nine Months Ended March 31,
Portfolio Company	2020	2019
CCPI, Inc.	$—	$12,105
SB Forging Company II, Inc. (f/k/a Gulf Coast Machine & Supply Company)	—	2,204
Rated Secured Structured Note Portfolio	1,885	—
New Century Transportation, Inc.	449	1,000
Voya CLO 2012-2, Ltd.	(450)	—
PeopleConnect Holdings, LLC	(522)	—
Maverick Healthcare Equity, LLC	—	(1,252)
Madison Park Funding XI, Ltd.	(1,949)	—
Other, net	324	(540)
Net realized (losses) gains	$(263)	$13,517
The following table details net realized gains (losses) on extinguishment of debt for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
Debt Extinguished	2020	2019
2022 Notes	$2,993	$—
2024 Notes	203	—
Prospect Capital InterNotes®	(156)	(193)
2020 Notes	(244)	(2,787)
Net realized gains	$2,796	$(2,980)
The following table details net realized (losses) on extinguishment of debt for the nine months ended March 31, 2020 and March 31, 2019:

	Nine Months Ended March 31,
Debt Extinguished	2020	2019
2022 Notes	$1,322	$—
2020 Notes	(961)	(2,828)
Prospect Capital InterNotes®	(2,435)	(905)
5.00% 2019 Notes	—	(2,874)
Other, net	(573)	(324)
Net realized gains	$(2,647)	$(6,931)
Change in Unrealized (Losses) Gains, Net
The following table details net change in unrealized (losses) gains for our portfolio for the three months ended and nine months ended March 31, 2020 and March 31, 2019, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020(1)	2019	2020(1)	2019
Control investments	$(97,444)	$11,686	$(172,328)	$(22,129)
Affiliate investments	(9,516)	(4,101)	20,746	(23,750)
Non-control/non-affiliate investments	(150,037)	(2,155)	(231,766)	(98,338)
Net change in unrealized (losses) gains	$(256,997)	$5,430	$(383,348)	$(144,217)
(1) For the three and nine months ended March 31, 2020, the fair value of our investments was negatively impacted by the uncertainty surrounding the impact of the Wuhan Virus pandemic. For more information, see “Investment Valuation”.

The following table details net change in unrealized gains (losses) on investments for the three months ended March 31, 2020:

Net Change in Unrealized Gains (Losses)
NMMB, Inc.	$8,680
Pacific World Corporation	(7,463)
Credit Central Loan Company, LLC	(8,304)
Echelon Aviation LLC	(10,081)
Edmentum Ultimate Holdings, LLC	(11,243)
Engine Group, Inc.	(13,337)
National Property REIT Corp.	(18,521)
First Tower Finance Company LLC	(25,963)
PGX Holdings, Inc.	(28,093)
CP Energy Services Inc.	(29,526)
Other, net	(29,676)
Subordinated Structured Notes	(83,470)
Net change in unrealized (losses)	$(256,997)
The following table details net change in unrealized gains (losses) on investments for the three months ended March 31, 2019:

Net Change in Unrealized Gains (Losses)
Valley Electric Company, Inc.	$39,763
First Tower Finance Company LLC	32,591
Other, net	7,093
R-V Industries, Inc.	6,771
Echelon Aviation LLC	(5,578)
Universal Turbine Parts, LLC	(5,892)
Pacific World Corporation	(6,079)
United Sporting Companies, Inc.	(7,273)
MITY, Inc.	(8,187)
Subordinated Structured Notes	(9,666)
CCPI Inc.	(11,968)
National Property REIT Corp.	(26,145)
Net change in unrealized gains	$5,430

The following table details net change in unrealized gains (losses) on investments for the nine months ended March 31, 2020:

Net Change in Unrealized Gains (Losses)
National Property REIT Corp.	$32,617
Edmentum Ultimate Holdings, LLC	10,873
NMMB, Inc.	10,429
United Sporting Companies, Inc.	7,463
MITY, Inc.	6,097
Digital Room, LLC	(5,076)
Easy Gardener Products, Inc.	(5,284)
Other, net	(9,536)
Credit Central Loan Company, LLC	(9,556)
Securus Technologies Holdings, Inc.	(9,909)
Engine Group, Inc.	(12,388)
Echelon Aviation LLC	(12,991)
First Tower Finance Company LLC	(17,791)
Valley Electric Company, Inc.	(20,633)
InterDent, Inc.	(35,440)
PGX Holdings, Inc.	(42,852)
Pacific World Corporation	(66,736)
CP Energy Services Inc.	(70,012)
Subordinated Structured Notes	(132,623)
Net change in unrealized (losses)	$(383,348)

The following table details net change in unrealized gains (losses) on investments for the nine months ended March 31, 2019:

Net Change in Unrealized Gains (Losses)
Valley Electric Company, Inc.	$73,624
First Tower Finance Company LLC	35,844
NMMB, Inc.	10,312
USES Corp.	(5,188)
CCPI Inc.	(6,105)
InterDent, Inc.	(6,750)
Engine Group, Inc.	(7,030)
Other, net	(10,068)
Credit Central Loan Company, LLC	(11,220)
MITY, Inc.	(15,938)
United Sporting Companies, Inc.	(23,109)
Universal Turbine Parts, LLC	(24,934)
Pacific World Corporation	(38,319)
National Property REIT Corp.	(40,064)
Subordinated Structured Notes	(75,272)
Net change in unrealized (losses)	$(144,217)

Financial Condition, Liquidity and Capital Resources
For the nine months ended March 31, 2020 and March 31, 2019, our operating activities provided $343,368 and provided $171,071 of cash, respectively. There were no investing activities for the nine months ended March 31, 2020 and March 31, 2019. Financing activities used $403,820 and $134,263 of cash during the nine months ended March 31, 2020 and March 31, 2019, respectively, which included dividend payments of $194,024 and $180,685, respectively. Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.

Our primary sources of funds have historically been issuances of debt and equity. More recently, we have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the nine months ended March 31, 2020, we borrowed $990,000 and we made repayments totaling $991,400 under the Revolving Credit Facility. As of March 31, 2020, our outstanding balance on the Revolving Credit Facility was $165,600. As of March 31, 2020, we had, net of unamortized discount and debt issuance costs, $577,391 outstanding on the Convertible Notes, $781,513 outstanding on the Public Notes and $659,517 outstanding on the Prospect Capital InterNotes® (See “Capitalization” above).
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of March 31, 2020 and June 30, 2019, we had $38,135 and $23,375, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of March 31, 2020 and June 30, 2019.
We have guaranteed $2,487 in standby letters of credit issued through a financial intermediary and $2,624 of equipment lease obligations on behalf of InterDent, Inc. (“InterDent”) as of March 31, 2020. Under these arrangements, we would be required to make payments to the financial intermediary or equipment lease provider, respectively, if InterDent was to default on their related payment obligations. As of March 31, 2020, we have not recorded a liability on the statement of assets and liabilities for these guarantees as the likelihood of default on the standby letters of credit or equipment lease is deemed to be remote.
On February 13, 2020, we filed a registration statement on Form N-2 (File No. 333-236415) that was effective upon filing pursuant to Rule 462(e) under the Securities Act as permitted under the Small Business Credit Availability Act. The registration statement permits us to issue, through one or more transactions, an indeterminate amount of securities, consisting of common stock, preferred stock, debt securities, subscription rights to purchase our securities, warrants representing rights to purchase our securities or separately tradeable units combining two or more of our securities.

Our shareholders’ equity accounts as of March 31, 2020 and June 30, 2019 reflect cumulative shares issued, net of shares repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
As part of our Repurchase Program, we delivered a notice with our annual proxy mailing on September 19, 2019. We did not repurchase any shares of our common stock for the nine months ended March 31, 2020 or March 31, 2019.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
Recent Developments
During the period from April 1, 2020 through May 7, 2020 we issued $2,767 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $2,730.
On April 2, 2020, we made a new Second Lien Term Loan investment of $10,000 in AmeriLife Holdings, LLC, an independent marketing organization specializing in the marketing and distribution of senior life insurance, health insurance, and fixed annuity policies, in support of an acquisition of the business.
On April 13, 2020, the Company elected to rely upon, and be subject to (the “Election”), section II of the Order Under Sections 6(c), 17(d), 38(a) and 57(i) of the Investment Company Act of 1940 and Rule 17d-1 Thereunder Granting Exemptions from Specified Provisions of the Investment Company Act and Certain Rules Thereunder, 1940 Act Release No. 33837 (Apr. 8, 2020) (the “April 2020 Order”). The Election affords the Company greater flexibility in calculating its asset coverage ratios for purposes of sections 18(a)(1)(A) and 18(a)(2)(A) of the 1940 Act (as modified by sections 61(a)(1) and 61(a)(2) of the 1940 Act) (the “Asset Coverage Requirements”). The Election does not change the Asset Coverage Requirements; however, it does change the manner in which the Company is permitted to calculate these ratios under section 18(b) of the 1940 Act. Under the April 2020 Order, the

Company can use a modified formula to calculate its asset coverage ratios for purposes of the Asset Coverage Requirements and, in doing so, can rely in part on the fair value of its assets as of December 31, 2019. The overall effect of the Election is to make it easier for the Company to meet its applicable asset coverage ratios for purposes of the Asset Coverage Requirements, as well as for purposes of covenants referencing the Asset Coverage Requirements. The Election is effective through December 31, 2020 unless the Company withdraws it earlier.
On April 15, 2020, we repaid the outstanding principal amount of $127,711 of the 2020 Senior Convertible Notes, plus interest.
On April 17, 2020, the Board of Directors approved amendments to our dividend reinvestment plan, effective May 21, 2020, that principally provide for the number of newly-issued shares of our common stock used to implement reinvestment of dividends and distributions to be determined by dividing the total dollar amount of the distribution payable to such stockholder by 95% of the market price per share of our common stock at the close of regular trading on the NASDAQ Global Select Market on the valuation date fixed by the Board of Directors for such distribution.
On March 30, 2020, the Company’s Board of Directors approved, and on May 5, 2020, at a special meeting of the Company’s stockholders, the Company’s stockholders approved, the application to the Company of the reduced Asset Coverage Requirements in Section 61(a) of the 1940 Act. The application of the reduced Asset Coverage Requirement, which became effective on May 6, 2020, permits the Company, provided certain requirements are satisfied, to double the maximum amount of leverage that it is permitted to incur by reducing the Asset Coverage Requirement applicable to the Company from 200% to 150% (a 2:1 debt to equity ratio, as opposed to a 1:1 debt to equity ratio), as provided for in Section 61(a)(2) of the 1940 Act, a successor provision to Section 61(a)(1) of the 1940 Act.
On April 20, 2020, the Company filed its notice of meeting and definitive proxy statement in connection with a special meeting of the Company's stockholders that is scheduled to be held on June 12, 2020 for the purpose of asking the Company's stockholders to vote on a proposal to authorize the Company, with approval of its Board of Directors, to sell shares of its common stock (during the next 12 months) at a price or prices below the Company’s then current net asset value per share in one or more offerings subject to certain conditions.
The Company has been closely monitoring the Wuhan Virus pandemic, its broader impact on the global economy and the more recent impacts on the U.S. economy. As of May 11, 2020, there is no indication of a reportable subsequent event impacting the Company’s consolidated financial statements for the three months ended March 31, 2020. The Company continues to observe and respond to the evolving Wuhan Virus environment and its potential impact on areas across its business.
On May 11, 2020, we announced the declaration of monthly dividends in the following amounts and with the following dates:

•	$0.06 per share for May 2020 to holders of record on May 29, 2020 with a payment date of June 18, 2020.

•	$0.06 per share for June 2020 to holders of record on June 30, 2020 with a payment date of July 23, 2020.

•	$0.06 per share for July 2020 to holders of record on July 31, 2020 with a payment date of August 20, 2020.

•	$0.06 per share for August 2020 to holders of record on August 31, 2020 with a payment day of September 17, 2020.
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
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the nine months ended March 31, 2020.

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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of March 31, 2020 and June 30, 2019, our qualifying assets as a percentage of total assets, stood at 74.91% and 73.85%, respectively.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of March 31, 2020, approximately 1.6% of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of March 31, 2020, we do not expect to have any excise tax due for the 2020 calendar year. Thus, we have not accrued any excise tax for this period.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2020, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2016 and thereafter remain subject to examination by the Internal Revenue Service.
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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of SEC registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of March 31, 2020 and June 30, 2019, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and equity price risk. Uncertainty with respect to the economic effects of the Wuhan Virus outbreak has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. For additional information concerning the Wuhan Virus pandemic and its potential impact on our business and our operating results, see Part II - Other information, Item 1A. Risk Factors, “Risk Factors - The Wuhan Virus pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.”
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates impacting some of the loans in our portfolio which have floating interest rates. Additionally, because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “Risk Factors - Risks Relating to Our Business - Changes in interest rates may affect our cost of capital and net investment income” in our Annual Report on Form 10-K for the year ended June 30, 2019.
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a LIBOR floor. Our loans typically have durations of one to three months after which they reset to current market interest rates. As of March 31, 2020, 86.05% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility that is based on floating LIBOR rates. Interest on borrowings under the revolving credit facility is one-month LIBOR plus 220 basis points with no minimum LIBOR floor and an outstanding balance of $165,600 as of March 31, 2020. The Convertible Notes, Public Notes and Prospect Capital InterNotes® bear interest at fixed rates.

The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in Subordinated Structured Notes) to our loan portfolio and outstanding debt as of March 31, 2020, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Net Investment Income (1)
Up 300 basis points	$81,274	$5	$81,269	$65,015
Up 200 basis points	$51,039	$3	$51,036	$40,829
Up 100 basis points	$20,804	$2	$20,802	$16,642
Down 100 basis points	$(7,341)	$(1)	$(7,340)	$(5,872)
Down 200 basis points	$(8,500)	$(1)	$(8,499)	$(6,799)
Down 300 basis points	$(8,598)	$(1)	$(8,597)	$(6,878)

(1)	Includes the impact of income incentive fees. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of March 31, 2020, one, two, three, and six month LIBOR were 0.99%, 1.26%, 1.45%, and 1.18% respectively. As of March 31, 2020, PRIME was 3.25%.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the year ended March 31, 2020, we did not engage in hedging activities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2020, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures. We are continually monitoring and assessing the Wuhan Virus situation to determine any potential impact on the design and operating effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In 2018, Prospect and Pacific World filed lawsuits against certain third parties in connection with a loan Prospect made to Pacific World in 2014. During the quarter ended March 31, 2020, these and certain related matters were settled, and Prospect received $11,000 in settlement proceeds. The settlement was a voluntary compromise of the lawsuits, and none of the defendants admitted or acknowledged any wrongdoing.
We are not aware of any material legal proceedings as of March 31, 2020.
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
Risks Relating to Our Business
The Wuhan Virus pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.
As of the filing date of this Quarterly Report, there is an outbreak of a highly contagious form of a novel coronavirus (“Wuhan Virus”), which the World Health Organization has declared a global pandemic, the United States has declared a national emergency, and for the first time in its history, every state in the United States is under a federal disaster declaration. Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. The Wuhan Virus pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of events and travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. Potential consequences of the current unprecedented measures taken in response to the spread of Wuhan Virus, and current market disruptions and volatility on our business include, but are not limited to:

•	sudden, unexpected and/or severe declines in the market price of our securities or net asset value;

•	inability of the Company to accurately or reliably value its portfolio;

•
inability of the Company to comply with certain asset coverage ratios that would prevent the Company from paying dividends to our common stockholders and that could result breaches of covenants or events of default under our credit agreement or debt indentures;

•	inability of the Company to pay any dividends and distributions or service its debt;

•	inability of the Company to maintain its status as a regulated investment company under the Code;

•	potentially severe, sudden and unexpected declines in the value of our investments;

•	increased risk of default or bankruptcy by the companies in which we invest;

•	increased risk of companies in which we invest being unable to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as a going concern;

•
reduced economic demand resulting from mass employee layoffs or furloughs in response to governmental action taken to slow the spread of Wuhan Virus, which could impact the continued viability of the companies in which we invest;

•	companies in which we invest being disproportionally impacted by governmental action aimed at slowing the spread of Wuhan Virus or mitigating its economic effects;

•	limited availability of new investment opportunities;

•	inability for us to replace our existing leverage when it becomes due or replace it on terms as favorable as our existing leverage;

•	a reduction in interest rates, including interest rates based on LIBOR and similar benchmarks, which may adversely impact our ability to lend money at attractive rates; and

•	general threats to the Company’s ability to operate successfully as a business development company.
The Wuhan Virus pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The Wuhan Virus pandemic is having a particularly adverse impact on industries in which certain of our portfolio companies operate, including energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The Wuhan Virus pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after March 31, 2020, including for the reasons described below. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the Wuhan Virus pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

The effects described above on our portfolio companies have, for certain of our portfolio companies to date, impacted their ability to make payments on their loans on a timely basis and in some cases have required us to amend certain terms, including payment terms. In addition, an extended duration of the Wuhan Virus pandemic may impact the ability of our portfolio companies to continue making their loan payments on a timely basis or meeting their loan covenants. The inability of portfolio companies to make timely payments or meet loan covenants may in the future require us to undertake similar amendment actions with respect to other of our investments or to restructure our investments. The amendment or restructuring of our investments may include the need for us to make additional investments in our portfolio companies (including debt or equity investments) beyond any existing commitments, exchange debt for equity, or change the payment terms of our investments to permit a portfolio company to pay a portion of its interest through payment-in-kind, which would defer the cash collection of such interest and add it to the principal balance, which would generally be due upon repayment of the outstanding principal.

The Wuhan Virus pandemic has adversely impacted the fair value of our investments as of March 31, 2020, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the Wuhan Virus pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the Wuhan Virus pandemic. As a result, our valuations at March 31, 2020 may not show the complete or continuing impact of the Wuhan Virus pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after March 31, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

The volatility and disruption to the global economy from the Wuhan Virus pandemic has affected, and is expected to continue to affect, the pace of our investment activity, which may have a material adverse impact on our results of operations. Such volatility and disruption have also led to the increased credit spreads in the private debt capital markets.

In response to the Wuhan Virus pandemic, Prospect Capital Management L.P. instituted a work from home policy until it is deemed safe to return to the office. Such a policy of an extended period of remote working by our Investment Adviser and/or its affiliate’s employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the Wuhan Virus pandemic.

Despite actions of the U.S. federal government and foreign governments, the uncertainty surrounding the Wuhan Virus pandemic and other factors has contributed to significant volatility and declines in the global public equity markets and global debt capital markets, including the market price of shares of our common stock and the trading prices of our issued debt securities. Shares of our common stock are trading below our net asset value as of the filing date of this Quarterly Report. Market conditions may make it difficult for us to raise equity capital because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders, which we are currently seeking, and our independent directors. Moreover, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness or otherwise have a negative effect on our cost of capital. See “Risk Factors-Risks Relating to Our Business-Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
It is virtually impossible to determine the ultimate impact of Wuhan Virus at this time. Accordingly, an investment in the Company is subject to an elevated degree of risk as compared to other market environments.

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
From time to time, capital markets may experience periods of disruption and instability. For example, between 2007 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk and the failure of major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While the adverse effects of these conditions have abated to a degree, global financial markets experienced significant volatility following the downgrade by Standard & Poor’s on August 5, 2011 of the long-term credit rating of U.S. Treasury debt from AAA to AA+. These market conditions have historically had, and could again have, a material adverse effect on debt and equity capital markets in the United States and Europe, which could have a materially negative impact on our business, financial condition and results of operations. We and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. The Company is working to navigate the significant challenges created by the unprecedented coronavirus (“Wuhan Virus”) pandemic. If adverse market conditions, including as a result of the Wuhan Virus pandemic, continue or increase in severity and duration, equity capital may be difficult to raise because subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without general approval by our stockholders, which we currently have, and approval of the specific issuance by our Board of Directors. In addition, our ability to incur indebtedness or issue preferred stock is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness or issue preferred stock. The debt capital that may be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.
Current market conditions and market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness, including the final maturity of our revolving credit facility in March 2024, and any failure to do so could have a material adverse effect on our business. The re-appearance of market conditions similar to those experienced from 2007 through 2009 for any substantial length of time or worsened market conditions, including as a result of U.S. government shutdowns or the perceived creditworthiness of the United States, could make it difficult to extend the maturity of, or refinance, our existing indebtedness, or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience. Further, if we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.
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
Risks Relating to Our Operation as a Business Development Company
Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise, additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.
We have incurred indebtedness under our revolving credit facility and through the issuance of the Unsecured Notes and, in the future, may issue preferred stock or debt securities and/or borrow additional money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which would prohibit us from paying dividends in cash or other property and could prohibit us from qualifying as a RIC. If we cannot satisfy this test, we may be required to sell a portion of our investments or sell additional shares of common stock at a time when such sales may be disadvantageous in order to repay a portion of our indebtedness or otherwise increase our net assets. In addition, issuance of additional common stock could dilute the percentage ownership of our current stockholders in us.
As a BDC regulated under provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below the current net asset value per share without stockholder approval. If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of our common stock in certain circumstances, including if (i)(1) the holders of a majority of our shares (or, if less, at least 67% of a quorum consisting of a majority of our shares) and a similar majority of the holders of our shares who are not affiliated persons of us approve the sale of our common stock at a price that is less than the current net asset value, and (2) a majority of our Directors who have no financial interest in the transaction and a majority of our independent Directors (a) determine that such sale is in our and our stockholders’ best interests and (b) in consultation with any underwriter or underwriters of the offering, make a good faith determination as of a time either immediately prior to the first solicitation by us or on our behalf of firm commitments to purchase such shares, or immediately prior to the issuance of such shares, that the price at which such shares are to be sold is not less than a price which closely approximates the market value of such shares, less any distributing commission or discount or (ii) a majority of the number of the beneficial holders of our common stock entitled to vote at our annual meeting, without regard to whether a majority of such shares are voted in favor of the proposal, approve the sale of our common stock at a price that is less than the current net asset value per share.
To generate cash for funding new investments, we pledged a substantial portion of our portfolio investments under our revolving credit facility. These assets are not available to secure other sources of funding or for securitization. Our ability to obtain additional secured or unsecured financing on attractive terms in the future is uncertain.
Alternatively, we may securitize our future loans to generate cash for funding new investments. See “Risk Factors-Securitization of our assets subjects us to various risks” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
New legislation permits the Company to incur additional leverage.
Business development companies are generally able to issue senior securities such that their asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. In March 2018, the Small Business Credit Availability Act added Section 61(a)(2) to the 1940 Act, a successor provision to Section 61(a)(1) referenced therein, which reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. On May 5, 2020, the Company’s stockholders voted to approve the application of the reduced asset coverage requirements in Section 61(a)(2) to the Company effective as of May 6, 2020. As a result of the stockholder approval, effective May 6, 2020, the asset coverage ratio under the 1940 Act applicable to the Company decreased to 150% from 200%. In other words, under the 1940 Act, the Company is now able to borrow $2 for investment purposes for every $1 of investor equity, as opposed to borrowing $1 for investment purposes for every $1 of investor equity. As a result, the Company will be able to incur additional indebtedness in the future and investors in the Company may face increased investment risk. In addition, the Company’s management fee payable to the Investment Adviser is based on the Company’s average adjusted gross assets, which includes leverage and, as a result, if the Company incurs additional leverage, management fees paid to the Investment Adviser would increase.
We have elected to rely on certain relief granted by the SEC related to the Wuhan Virus pandemic that may have the effect of allowing us to incur more leverage than we otherwise would be permitted to incur.
On April 8, 2020, in connection with the outbreak of the Wuhan Virus pandemic, the SEC issued an Order Under Sections 6(c), 17(d), 38(a) and 57(i) of the Investment Company Act of 1940 and Rule 17d-1 Thereunder Granting Exemptions from Specified Provisions of the Investment Company Act and Certain Rules Thereunder, 1940 Act Release No. 33837 (Apr. 8, 2020) (the “April 2020 Order”), which provides exemptions from certain requirements of the 1940 Act. Section II of the April 2020 Order (i) affords BDCs greater flexibility in calculating asset coverage ratios for purposes of the 1940 Act asset coverage requirements, (ii) requires a BDC's board of directors, including a required majority of such board, as defined in Section 57(o) of the 1940 Act, to determine that the issuance or sale of covered senior securities is permitted by this April 2020 Order and is in the best interests of the BDC and its stockholders, (iii) requires prior disclosure on Form 8-K of an election to rely on Section II of the April 2020 Order (an “Election”), and (iv) includes certain limitations on new investments, among other requirements detailed in the April 2020 Order.
The Company's Board of Directors, including a required majority of the Board (as defined in section 57(o) of the 1940 Act), approved the Election on April 13, 2020. In approving the Election the Board of Directors considered, among other things, the conditions to rely on and be subject to the April 2020 Order and determined that the issuance and sale of the Company's senior securities is permitted by the April 2020 Order and is in the best interests of the Company and its stockholders. The Election permits us to use a modified formula to calculate our asset coverage ratios for purposes of the 1940 Act asset coverage requirements and, in doing so, permits us to rely in part on the fair value of our assets as of December 31, 2019. The overall effect of the Election is to make it easier for us to meet our applicable asset coverage ratios for purposes of the 1940 Act asset coverage requirements, as well as for purposes of covenants referencing the 1940 Act asset coverage requirements, which could result in the Company incurring additional leverage and being subject to the risks associated with additional leverage, but while also providing the

Company with additional flexibility to manage its portfolio and support its portfolio companies during the economic disruption caused by the Wuhan Virus pandemic. The Election is effective through December 31, 2020 unless the Company withdraws it earlier. The Election does not impact calculation of the Company’s asset coverage ratios for purposes of the declaration or payment of any dividend or any other distribution.
Risks Relating to Our Securities
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
With certain limited exceptions, as a BDC, we are only allowed to borrow amounts or otherwise issue senior securities such that our asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing or other issuance. The amount of leverage that we employ will depend on the Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing. There is no assurance that a leveraging strategy will be successful. Leverage involves risks and special considerations for stockholders, any of which could adversely affect our business, financial condition and results of operations, including the following:

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

Illustration.    The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of interest expense. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $5.8 billion in total assets, (ii) an average cost of funds of 5.41%, (iii) $2.4 billion in debt outstanding and (iv) $3.4 billion of shareholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10.0)%	(5.0)%	—%	5.0%	10.0%
Corresponding Return to Stockholder	(20.9)%	(12.3)%	(3.8)%	4.7%	13.2%
The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of June 30, 2019. As a result, it has not been updated to take into account any changes in assets or leverage since June 30, 2019.
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

As of March 31, 2020, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in our credit facility. Failure to comply with these covenants would result in a default under this facility which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments under the facility and thereby have a material adverse impact on our business, financial condition and results of operations.
Failure to extend our existing credit facility, the revolving period of which is currently scheduled to expire on September 9, 2023, could have a material adverse effect on our results of operations and financial position and our ability to pay expenses and make distributions.
The revolving period for our credit facility with a syndicate of lenders is currently scheduled to terminate on September 9, 2023, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders. If the credit facility is not renewed or extended by the participant banks by September 9, 2023, we will not be able to make further borrowings under the facility after such date and the outstanding principal balance on that date will be due and payable on September 9, 2024. As of March 31, 2020, we had $165,600 of outstanding borrowings under our credit facility. Interest on borrowings under the credit facility is one-month LIBOR plus 220 basis points with a minimum LIBOR floor of zero. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 50 basis points if more than 60% of the credit facility is drawn, or 100 basis points if more than 35% and an amount less than or equal to 60% of the credit facility is drawn, or 150 basis points if an amount less than or equal to 35% of the credit facility is drawn.
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
The Unsecured Notes mature at various dates from April 15, 2020 to October 15, 2043. If we are unable to refinance the Unsecured Notes or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding at maturity under the facility during the two-year term-out period through one or more of the following: (1) borrowing additional funds under our then current credit facility, (2) issuance of additional common stock or (3) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position. In addition, our stock price could decline significantly; we would be restricted in our ability to acquire new investments and, in connection with our year-end audit, our independent registered accounting firm could raise an issue as to our ability to continue as a going concern.
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
Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
4.1	Seven Hundred Seventy-Fourth Supplemental Indenture dated as of January 3, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(3)
4.2	Seven Hundred Seventy-Fifth Supplemental Indenture dated as of January 3, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(3)
4.3	Seven Hundred Seventy-Sixth Supplemental Indenture dated as of January 3, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(3)
4.4	Seven Hundred Seventy-Seventh Supplemental Indenture dated as of January 9, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(4)
4.5	Seven Hundred Seventy-Eighth Supplemental Indenture dated as of January 9, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(4)
4.6	Seven Hundred Seventy-Ninth Supplemental Indenture dated as of January 9, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(4)
4.7	Seven Hundred Eightieth Supplemental Indenture dated as of January 16, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(5)
4.8	Seven Hundred Eighty-First Supplemental Indenture dated as of January 16, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(5)
4.9	Seven Hundred Eighty-Second Supplemental Indenture dated as of January 16, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(5)
4.10	Seven Hundred Eighty-Third Supplemental Indenture dated as of January 24, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(6)
4.11	Seven Hundred Eighty-Fourth Supplemental Indenture dated as of January 24, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(6)
4.12	Seven Hundred Eighty-Fifth Supplemental Indenture dated as of January 24, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(6)
4.13	Seven Hundred Eighty-Sixth Supplemental Indenture dated as of January 30, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(7)
4.14	Seven Hundred Eighty-Seventh Supplemental Indenture dated as of January 30, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(7)
4.15	Seven Hundred Eighty-Eighth Supplemental Indenture dated as of January 30, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(7)
4.16	Seven Hundred Eighty-Ninth Supplemental Indenture dated as of February 6, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(8)
4.17	Seven Hundred Ninetieth Supplemental Indenture dated as of February 6, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(8)
4.18	Seven Hundred Ninety-First Supplemental Indenture dated as of February 6, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(8)

Exhibit No.
4.19	Seven Hundred Ninety-Second Supplemental Indenture dated as of February 12, 2020, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2025(9)
4.20	Seven Hundred Ninety-Third Supplemental Indenture dated as of February 12, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2027(9)
4.21	Seven Hundred Ninety-Fourth Supplemental Indenture dated as of February 12, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2030(9)
4.22	Seven Hundred Ninety-Fifth Supplemental Indenture dated as of February 27, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(11)
4.23	Seven Hundred Ninety-Sixth Supplemental Indenture dated as of February 27, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(11)
4.24	Seven Hundred Ninety-Seventh Supplemental Indenture dated as of February 27, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(11)
4.25	Seven Hundred Ninety-Eighth Supplemental Indenture dated as of March 5, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(12)
4.26	Seven Hundred Ninety-Ninth Supplemental Indenture dated as of March 5, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(12)
4.27	Eight Hundredth Supplemental Indenture dated as of March 5, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(12)
4.28	Eight Hundred First Supplemental Indenture dated as of March 12, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(13)
4.29	Eight Hundred Second Supplemental Indenture dated as of March 12, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(13)
4.30	Eight Hundred Third Supplemental Indenture dated as of March 12, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(13)
4.31	Eight Hundred Fourth Supplemental Indenture dated as of March 19, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(14)
4.32	Eight Hundred Fifth Supplemental Indenture dated as of March 19, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(14)
4.33	Eight Hundred Sixth Supplemental Indenture dated as of March 19, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(14)
4.34	Eight Hundred Seventh Supplemental Indenture dated as of March 26, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(15)
4.35	Eight Hundred Eighth Supplemental Indenture dated as of March 26, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(15)
4.36	Eight Hundred Ninth Supplemental Indenture dated as of March 26, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(15)
10.1
Selling Agent Agreement, dated February 13, 2020, by and among, the Registrant, Prospect Capital Management L.P., Prospect Administration LLC, Incapital LLC and the Agents named therein and added from time to time(10)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on January 3, 2020.

(4)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on January 9, 2020.
(5)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on January 16, 2020.
(6)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on January 24, 2020.
(7)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on January 30, 2020.
(8)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on February 6, 2020.
(9)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on February 12, 2020.
(10)	Incorporated by reference from the Registrant’s Registration Statement on Form N-2, filed on February 13, 2020.
(11)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on February 27, 2020.
(12)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on March 5, 2020.
(13)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 12, 2020.
(14)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on March 19, 2020.
(15)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on March 26, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT CAPITAL CORPORATION

May 11, 2020	By:	/s/ JOHN F. BARRY III
Date		John F. Barry III
Chairman of the Board and Chief Executive Officer

May 11, 2020	By:	/s/ KRISTIN L. VAN DASK
Date		Kristin L. Van Dask
Chief Financial Officer