Form 10-K
period 2020-06-30
PROSPECT CAPITAL CORP
filed 2020-08-26
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 Commission File Number: 814-00659
PROSPECT CAPITAL CORPORATION
(Exact name of Registrant as specified in its charter)

Maryland	43-2048643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10 East 40th Street, 42nd Floor
New York, New York	10016
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 448-0702
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PSEC	NASDAQ Global Select Market
6.25% Notes due 2024, par value $25	PBB	New York Stock Exchange
6.25% Notes due 2028, par value $25	PBY	New York Stock Exchange
6.875% Notes due 2029, par value $25	PBC	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☐    No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant as of December 31, 2019 was $2.100 billion (based on the closing price on that date of $6.44 on the NASDAQ Global Select Market). For the purposes of calculating this amount only, all executive officers and Directors are “affiliates” of the Registrant.
As of August 25, 2020, there were 376,997,654 shares of the Registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the Registrant’s definitive Proxy Statement relating to the 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described therein.

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “should,” “could,” “may,” “plan” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” and elsewhere in this report and those described from time to time in reports that we have filed or in the future may file with the Securities and Exchange Commission.
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

PART I
Item 1. Business
In this Annual Report, the terms “Prospect,” “the Company,” “we,” “us” and “our” mean Prospect Capital Corporation and all entities included in our consolidated financial statements, unless the context specifically requires otherwise.
General
Prospect is a financial services company that primarily lends to and invests in middle-market privately-held companies. We are a closed-end investment company incorporated in Maryland. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). We were organized on April 13, 2004 and were funded in an initial public offering completed on July 27, 2004. We are one of the largest BDCs with approximately $5.30 billion of total assets as of June 30, 2020.
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
Purchasing Controlling Equity Positions and Lending to Financial Services Companies - This strategy involves purchasing yield-producing debt and control equity investments in financial services companies, including consumer direct lending, sub-prime auto lending and other strategies. These investments are often structured in tax-efficient partnerships, enhancing returns. This strategy has comprised approximately 10%-15% of our portfolio.

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
Investing in Syndicated Debt - On a primary or secondary basis, we purchase primarily senior and secured loans and high yield bonds that have been sold to a club or syndicate of buyers. These investments are often purchased with a long-term, buy-and-hold outlook, and we often look to provide significant input to the transaction by providing anchoring orders. This strategy has comprised approximately 10%-25% of our portfolio.
Investing in Consumer and Small Business Loans and Asset-Backed Securitizations - We purchase loans originated by certain consumer and small-and-medium-sized business (“SME”) loan platforms. We generally purchase each loan in its entirety (i.e., a “whole loan”) and we invest in asset-backed securitizations collateralized by consumer or small business loans. The borrowers are consumers and SMEs and the loans are typically serviced by the platforms of the loans. This investment strategy currently comprises 0% of our portfolio.
Typically, we concentrate on making investments in companies with annual revenues of less than $750 million and enterprise values of less than $1 billion. Our typical investment involves a secured loan of less than $250 million. We also acquire controlling interests in companies in conjunction with making secured debt investments in such companies. In most cases, companies in which we invest are privately held at the time we invest in them. We refer to these companies as “target” or “middle-market” companies and these investments as “middle-market investments.”
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
Industry Sectors
Our portfolio is invested across 38 industry categories. Excluding our CLO investments, which do not have industry concentrations, no individual industry comprises more than 14.4% of the portfolio on either a cost or fair value basis.

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
Pre-incentive net investment income exceeds hurdle rate, therefore there is an income incentive fee payable by us to the Investment Adviser. The Income Incentive Fee would be calculated as follows:
= 100% × “Catch Up” + the greater of 0% AND (20% × (pre-incentive fee net investment income – 2.1875%))
= (100% × (2.00% - 1.75%)) + 0%
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
Pre-incentive net investment income exceeds hurdle rate, therefore there is an income incentive fee payable by us to the Investment Adviser. The Income Incentive Fee would be calculated as follows:
= 100% × “Catch Up” + the greater of 0% AND (20% × (pre-incentive fee net investment income – 2.1875%))
= (100% × (2.1875% – 1.75%)) + the greater of 0% AND (20% × (2.30% – 2.1875%))
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
The Investment Advisory Agreement was originally approved by our Board of Directors on June 23, 2004 and was recently re-approved by the Board of Directors on June 17, 2020 for an additional one-year term expiring June 21, 2021. Unless terminated earlier as described below, it will remain in effect from year to year thereafter if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risk Factors – Risks Relating to Our Business – We are dependent upon Prospect Capital Management’s key management personnel for our future success.”
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

Dividend Reinvestment and Direct Stock Purchase Plan
We have adopted a dividend reinvestment and direct stock purchase plan (the “Plan” or the “DRIP”) that provides for reinvestment of our dividends or distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below, and the ability to purchase additional shares by making optional cash investments. On April 17, 2020, our Board of Directors approved amendments to our DRIP, effective on May 21, 2020. These amendments principally provide for the number of newly-issued shares of common stock to be credited to a stockholder’s account to be determined by dividing (i) the total dollar amount of the dividend payable to such stockholder by (ii) 95% of the closing market price per share of our common stock on the date fixed by our Board of Directors for such distribution (thereby providing a 5% discount to the market price of our common stock on such date). As a result, when our Board of Directors authorizes, and we declare, a cash dividend or distribution, then our stockholders who have not (or whose broker through which they hold shares have not) “opted out” of our DRIP will have their cash dividends or distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends or distributions.
Stockholders who purchased shares through or hold shares in the name of a broker or financial institution should consult with a representative of their broker or financial institution with respect to their participation in our DRIP. Even if such stockholders have elected to automatically reinvest their shares with their broker, the broker may have “opted out” of our DRIP (which utilizes DTC’s dividend reinvestment service), and such stockholders may therefore not be receiving the 5% pricing discount. Many stockholders have been “opted out” of our DRIP by their brokers who instead implement a “synthetic” dividend reinvestment plan in which such broker purchases shares in the open market with no discount, using the funds from cash dividends. Stockholders interested in participating in our DRIP should contact their brokers to make sure each such DRIP participation election has been made for the benefit of such stockholder. In making such DRIP election, each such stockholder should specify to his or her broker the desire to participate in the “Prospect Capital Corporation DRIP through DTC” that issues shares of our common stock based on 95% of the market price (a 5% discount to the market price) and not the broker's own “synthetic” dividend reinvestment plan (if any) that offers no such discount. Stockholders may need to make such election proactively with their broker.
If you are not a current stockholder and want to enroll or have “opted out” and wish to rejoin, you may also purchase shares directly through the Plan or opt in by enrolling online or submitting to the Plan administrator a completed enrollment form and, if you are not a current stockholder, making an initial investment of at least $250.
No action is required on the part of a directly registered stockholder to have their cash dividend or distribution reinvested in shares of our common stock. A directly registered stockholder may elect to receive an entire dividend or distribution in cash by notifying the Plan administrator and our transfer agent and registrar, in writing so that such notice is received by the Plan administrator no later than the record date for dividends to stockholders. The Plan administrator will set up a dividend reinvestment account for shares acquired pursuant to the Plan for each stockholder who has not so elected to receive dividends and distributions in cash or who has enrolled in the Plan as described herein (each, a “Participant”). The Plan administrator will hold each Participant’s shares, together with the shares of other Participants, in non-certificated form in the Plan administrator’s name or that of its nominee. Upon request by a Participant to terminate their participation in the Plan and liquidate their Plan account, received in writing, via the Internet or the Plan administrator’s toll free number no later than 3 business days prior to a dividend or distribution payment date, such dividend or distribution will be paid out in cash and not be reinvested. If such request is received fewer than 3 business days prior to a dividend or distribution payment date, such dividend or distribution will be reinvested but all subsequent dividends and distributions will be paid to the stockholder in cash on all balances. Upon such termination of the Participant’s participation in the Plan and liquidation of their plain account, all whole shares owned by the Participant will be issued to the Participant in certificated form and a check will be issued to the Participant for the proceeds of fractional shares less a transaction fee of $15. Those stockholders whose shares are held by a broker or other financial intermediary may receive dividends or distributions in cash by notifying their broker or other financial intermediary of their election.
We primarily use newly-issued shares to implement reinvestment of dividends and distributions under the DRIP, whether our shares are trading at a premium or at a discount to net asset value. However, we reserve the right to purchase shares in the open market in connection with the implementation of reinvestment of dividends or distributions under the DRIP. The number of newly-issued shares of common stock to be credited to a stockholder’s account will be determined by dividing the total dollar amount of the dividend or distribution payable to such stockholder by 95% of the market price per share of our common stock at the close of regular trading on the NASDAQ Global Select Market on the date fixed by the Board for Directors for such distribution. Market price per share on that date will be the closing price for such shares on the NASDAQ Global Select Market or, if no sale is reported for such day, at the average of their reported bid and asked prices. The number of shares of our common stock to be outstanding after giving effect to payment of the dividend or distribution cannot be established until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated. Stockholders who do not elect to receive dividends and distributions in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium at the time we issue new shares under the Plan and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the Plan, the level of premium or discount at which our shares are trading and the amount of the dividend or distribution payable to a stockholder.
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
Participants may terminate their participation in and liquidate their accounts under the Plan by notifying the Plan administrator in writing prior to a dividend or distribution payment date via its website at www.astfinancial.com or by filling out the transaction request form located at the bottom of their statement and sending it to the Plan administrator at American Stock Transfer & Trust Company, P.O. Box 922, Wall Street Station, New York, NY 10269-0560 or by calling the Plan administrator’s Interactive Voice Response System at (888) 888-0313. Upon termination and liquidation, the stockholder will receive certificates for the full shares credited to your Plan account. If you elect to receive cash, the Plan administrator sells such shares and delivers a check for the proceeds, less the $0.10 per share brokerage commission and the Plan administrator’s transaction fee of $15. In every case of termination, fractional shares credited to a terminating Plan account are paid in cash at the then-current market price, less any commission and transaction fee.
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
Material U.S. Federal Income Tax Considerations
The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our common shares. This summary does not purport to be a complete description of the income tax considerations applicable to us or our investors on such an investment. For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, financial institutions, U.S. Stockholders (as defined below) whose functional currency is not the U.S. dollar, persons who mark-to-market our shares, persons who hold our shares as part of a “straddle,” “hedge” or “conversion” transaction, and persons that own or have owned, actually or constructively, 5% or more of any class or series of our stock. This summary assumes that investors hold our common stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this Annual Report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.
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
Guidance from the IRS generally permits publicly offered RICs to pay cash/stock dividends consisting of up to 80% (or, for distributions declared between April 1, 2020, and December 31, 2020, 90%) stock if certain requirements are met. Any dividends paid in stock in accordance with such guidance will be taxable to the shareholder as if the dividend had been paid in cash and we will receive a dividend paid deduction for such distribution.
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
If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make distributions. Distributions would generally be taxable to our individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits, provided certain holding period and other requirements are met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our stockholders our accumulated earnings and profits attributable to non-RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years. The remainder of this discussion assumes we will qualify for taxation as a RIC.
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
Taxation of U.S. Stockholders
Distributions by us generally are taxable to U.S. Stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. Stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. Provided that certain holding period and other requirements are met, such distributions (if reported by us) may qualify (i) for the dividends received deduction available to corporations, but only to the extent that our income consists of dividend income from U.S. corporations and (ii) in the case of individual stockholders, as qualified dividend income eligible to be taxed at long-term capital gain rates to the extent that we receive qualified dividend income (generally, dividend income from taxable domestic corporations and certain qualified foreign corporations). There can be no assurance as to what portion, if any, of our distributions will qualify for favorable treatment as qualified dividend income.
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
Under recently issued regulations, properly reported dividends paid by us that are attributable to our “qualified REIT dividends” (generally, ordinary income dividends paid by a REIT, not including capital gain dividends or dividends treated as qualified dividend income) may be eligible for the 20% deduction described in Section 199A of the Code in the case of non-corporate U.S. Stockholders, provided that certain holding period and other requirements are met by us and by such stockholder. There can be no assurance as to what portion, if any, of our distributions will qualify for such deduction. Subject to any future regulatory guidance to the contrary, any distribution of income attributable to income from our investment in a master limited partnership (“MLP”) will not qualify for the 20% deduction for “qualified PTP income” that would generally be available to a non-corporate U.S. Stockholder were the stockholder to own such MLP directly. As a result, it is possible that a non-corporate U.S. Stockholder will be subject to a higher effective tax rate on any such distributions received from us compared to the effective rate applicable to any income the U.S. Stockholder would receive if the stockholder invested directly in an MLP.
Although we currently intend to distribute any long-term capital gains at least annually, we may in the future decide to retain some or all of our long-term capital gains, and designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, and we may elect for each U.S. Stockholder to include his, her or its proportionate share of the deemed distribution in income as if it had been actually distributed to the U.S. Stockholder, in which case the U.S. Stockholder would be entitled to claim a credit equal to its allocable share of the tax paid thereon by us. The amount of the deemed distribution net of such tax will be added to the U.S. Stockholder’s tax basis for his, her or its common stock. The amount of tax that individual stockholders would be treated as having paid and for which they will receive a credit may exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against the U.S. Stockholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds a stockholder’s liability for U.S. federal income tax. A stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”
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

Properly reported distributions to Non-U.S. Stockholders are generally exempt from U.S. federal withholding tax where they (i) are paid in respect of our “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we are at least a 10% stockholder, reduced by expenses that are allocable to such income) or (ii) are paid in respect of our “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for such taxable year). However, depending on our circumstances, we may report all, some or none of our potentially eligible dividends as such qualified net interest income or as qualified short-term capital gains, and/or treat such dividends, in whole or in part, as ineligible for this exemption from withholding. In order to qualify for this exemption from withholding, a Non-U.S. Stockholder needs to comply with applicable certification requirements relating to its non-U.S. status (including, in general, furnishing an IRS Form W-8BEN, W-8BEN-E or substitute form). In the case of shares held through an intermediary, the intermediary may withhold even if we report the payment as qualified net interest income or qualified short-term capital gain. Non-U.S. Stockholders should contact their intermediaries with respect to the application of these rules to their accounts. There can be no assurance as to what portion of our distributions will qualify for favorable treatment as qualified net interest income or qualified short-term capital gains.
Actual or deemed distributions of our net capital gain to a Non-U.S. Stockholder, and gains recognized by a Non-U.S. Stockholder upon the sale of our common stock, that are not effectively connected with a U.S. trade or business conducted by the Non-U.S. Stockholder, will generally not be subject to U.S. federal withholding tax and generally will not be subject to U.S. federal income tax unless (i) the Non-U.S. Stockholder is a nonresident alien individual and is physically present in the United States for 183 or more days during the taxable year and meets certain other requirements, or (ii) or subject to certain exceptions, we are or during prescribed testing periods have been a “United States real property holding corporation” or, in the case of certain distributions, a “qualified investment entity,” each within the meaning of the Foreign Investment in Real Property Tax Act of 1980. Although we do not expect to be a “United States real property holding corporation” or “qualified investment entity,” no assurances can be given in that regard.
Distributions of our “investment company taxable income” and net capital gain (including deemed distributions) to Non-U.S. Stockholders, and gains realized by Non-U.S. Stockholders upon the sale of our common stock, that are effectively connected with a U.S. trade or business conducted by the Non-U.S. Stockholder, will be subject to U.S. federal income tax at the graduated rates applicable to U.S. citizens, residents and domestic corporations. In addition, if such Non-U.S. Stockholder is a foreign corporation, it may also be subject to a 30% (or lower applicable treaty rate) branch profits tax on its effectively connected earnings and profits for the taxable year, subject to adjustments, if its investment in our common stock is effectively connected with its conduct of a U.S. trade or business.
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
In addition, withholding at a rate of 30% will be required on dividends in respect of our stock held by or through certain foreign financial institutions (including investment funds), unless such institution enters into an agreement with the Secretary of the Treasury to report, on an annual basis, information with respect to interests in, and accounts maintained by, the institution to the extent such interests or accounts are held by certain U.S. persons or by certain non-U.S. entities that are wholly or partially owned by U.S. persons and to withhold on certain payments. Accordingly, the entity through which our shares are held will affect the determination of whether such withholding is required. Similarly, dividends in respect of our shares held by an investor that is a non-financial non-U.S. entity that does not qualify under certain exemptions will be subject to withholding at a rate of 30%, unless such entity either (i) certifies that such entity does not have any “substantial United States owners” or (ii) provides certain information regarding the entity’s “substantial United States owners,” which we or the applicable withholding agent will in turn provide to the IRS. An intergovernmental agreement between the United States and an applicable foreign country, or future Treasury regulations or other guidance, may modify these requirements. We will not pay any additional amounts to stockholders in respect of any amounts withheld. Non-U.S. Stockholders are encouraged to consult their tax advisors regarding the possible implications of the legislation on their investment in our shares.
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

b.
is not an investment company (other than a small business investment company wholly-owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act for certain financial companies such as banks, brokers, commercial finance companies, mortgage companies and insurance companies; and

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
Senior Securities
Business development companies are generally able to issue senior securities such that their asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. In March 2018, the Small Business Credit Availability Act added Section 61(a)(2) to the 1940 Act, a successor provision to Section 61(a)(1) referenced therein, which reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. On March 30, 2020, our Board of Directors approved, and on May 5, 2020, at a special meeting of our stockholders, our stockholders approved, the application to us of the reduced asset coverage requirements in Section 61(a) of the 1940 Act. The application of the reduced asset coverage requirement, which became effective on May 6, 2020, permits us, provided certain requirements are satisfied, to double the maximum amount of leverage that it is permitted to incur by reducing the asset coverage requirement applicable to us from 200% to 150% (a 2:1 debt to equity ratio, as opposed to a 1:1 debt to equity ratio), as provided for in Section 61(a)(2) of the 1940 Act, a successor provision to Section 61(a)(1) of the 1940 Act. In other words, under the 1940 Act, the Company is now able to borrow $2 for investment purposes for every $1 of investor equity, as opposed to borrowing $1 for investment purposes for every $1 of investor equity. As a result, the Company will be able to incur additional indebtedness in the future and investors in the Company may face increased investment risk. In addition, the Company’s management fee payable to the Investment Adviser is based on the Company’s average adjusted gross assets, which includes leverage and, as a result, if the Company incurs additional leverage, management fees paid to the Investment Adviser would increase.
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
Item 1A. Risk Factors
You should carefully consider the risks described below, together with all of the other information included in this Annual Report, before you decide whether to make an investment in our securities. The risks set forth below are not the only risks we face. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance. If any of the adverse events or conditions described below occurs, our business, financial condition and results of operations could be materially adversely affected. In such case, our NAV, and the trading price of our common stock could decline, or the value of our preferred stock, debt securities, and warrants, if any are outstanding, may decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in our securities as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.
Our $258.2 million of 4.95% convertible notes due 2022 are referred to as the “2022 Notes”. Our $201.3 million of 6.375% convertible notes due 2025 are referred to as the “2025 Notes”, and collectively with the 2022 Notes, are the “Convertible Notes”. Our $320.0 million of 5.875% unsecured notes due 2023 are referred to as the “2023 Notes”. Our $233.8 million of 6.25% unsecured notes due 2024 are referred to as the “2024 Notes”. Our $70.8 million of 6.25% unsecured notes due 2028 are referred to as the “2028 Notes”. Our $100.0 million of 6.375% unsecured notes due 2024 are referred to as the “6.375% 2024 Notes”. Our $69.2 million of 6.875% unsecured notes due 2029 are referred to as the “2029 Notes”, and collectively with the 2023 Notes, the 2024 Notes, the 2028 Notes, and the 6.375% 2024 Notes are the “Public Notes”. Any corporate notes issued pursuant to our medium term notes program with Incapital LLC are referred to as “Prospect Capital InterNotes®”. The Convertible Notes, Public Notes, and Prospect Capital InterNotes® are collectively referred to as the “Unsecured Notes”.
Risks Relating to Our Business
Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of disruption and instability. For example, between 2007 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk and the failure of major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While the adverse effects of these conditions have abated to a degree, global financial markets experienced significant volatility following the downgrade by Standard & Poor’s on August 5, 2011 of the long-term credit rating of U.S. Treasury debt from AAA to AA+. These market conditions have historically had, and could again have, a material adverse effect on debt and equity capital markets in the United States and Europe, which could have a materially negative impact on our business, financial condition and results of operations. We and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. The Company is working to navigate the significant challenges created by the unprecedented coronavirus (“Wuhan Virus”) pandemic. If adverse market conditions, including as a result of the Wuhan Virus pandemic, continue or increase in severity and duration, equity capital may be difficult to raise because subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without general approval by our stockholders, which we currently have until June 12, 2021, and approval of the specific issuance by our Board of Directors. In addition, our ability to incur indebtedness or issue preferred stock is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 150% immediately after each time we incur indebtedness or issue preferred stock. The debt capital that may be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.
Current market conditions and market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness, including the final maturity of our revolving credit facility in September 2024, and any failure to do so could have a material adverse effect on our business. The re-appearance of market conditions similar to those experienced from 2007 through 2009 for any substantial length of time or worsened market conditions, including as a result of U.S. government shutdowns or the perceived creditworthiness of the United States, could make it difficult to extend the maturity of, or refinance, our existing indebtedness, or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience. Further, if we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.
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

Uncertainty about the financial stability of the United States, the economic crisis in Europe and the Executive Branch could negatively impact our business, financial condition and results of operations.
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
In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. During the period between December 2015 and December 2018, the Federal Reserve raised the federal funds rate nine times, but subsequently reduced the federal funds rate to a target of 0% - 0.25% in connection with the economic turmoil resulting from the Wuhan Virus; the Federal Reserve may raise this rate again in the future. To the extent the Federal Reserve determines to raise rates, and without quantitative easing by the Federal Reserve, there is a risk that the debt markets may experience increased volatility and that the liquidity of certain of our investments may be reduced. These developments, along with the corresponding potential rise in interest rates and borrowing costs, the United States government’s credit and deficit concerns and the European sovereign debt crisis, may negatively impact our ability to access the debt markets on favorable terms.
The Executive Branch has called for significant changes to U.S. trade, healthcare, immigration, foreign, and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the Executive Branch implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long-term, we will not know if, overall, we will benefit from them or be negatively affected by them.
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
On February 3, 2017, President Trump signed Executive Order 13772 announcing the administration’s policy to regulate the U.S. financial system in a manner consistent with certain “Core Principles,” including regulation that is efficient, effective and appropriately tailored. The Executive Order directed the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, to report to the President on the extent to which existing laws, regulations and other government policies promote the Core Principles and to identify any laws, regulations or other government policies that inhibit federal regulation of the U.S. financial system. On June 12, 2017, the U.S. Department of the Treasury published the first of several reports in response to the Executive Order on the depository system covering banks and other savings institutions. On October 6, 2017, the Treasury released a second report outlining ways to streamline and reform the U.S. regulatory system for capital markets, followed by a third report, on October 26, 2017, examining the current regulatory framework for the asset management and insurance industries. On July 31, 2018, the Treasury released the fourth and final report identifying improvements to the regulatory landscape that would better support nonbank financial institutions, embrace financial technology, and foster innovation.
Regulations adopted by prudential regulators have begun to require that certain qualified financial contracts entered into with certain counterparties that are part of a U.S. or foreign banking organization designated as a global-systemically important banking organization include contractual provisions that delay or restrict the rights of counterparties, such as the portfolio, to exercise certain close-out, cross-default and similar rights under certain conditions. Qualified financial contracts include agreements relating to swaps, foreign currency forward contracts and other derivatives. Qualified financial contracts are subject to a stay for a specified time period during which counterparties, such as the portfolio, will be prevented from closing out a qualified financial contract if the counterparty is subject to resolution proceedings and prohibit the portfolio from exercising default rights due to a receivership or similar proceeding of an affiliate of the counterparty. Implementation of these requirements may increase credit and other risks to the portfolio.
The Wuhan Virus pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.
As of the filing date of this Annual Report, there is an outbreak of a highly contagious form of a novel coronavirus (“Wuhan Virus”), which the World Health Organization has declared a global pandemic, the United States has declared a national emergency, and for the first time in its history, every state in the United States is under a federal disaster declaration. Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of non-essential businesses and/or requiring or encouraging residents to stay at home. The Wuhan Virus pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of and restrictions on events and travel, significant reductions in demand for certain goods and services, reductions in and restrictions on business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. Potential consequences of the current unprecedented measures taken in response to the spread of Wuhan Virus, and current market disruptions and volatility on our business include, but are not limited to:

•	sudden, unexpected and/or severe declines in the market price of our securities or net asset value;

•	inability of the Company to accurately or reliably value its portfolio;

•
inability of the Company to comply with certain asset coverage ratios that would prevent the Company from paying dividends to our common stockholders and that could result in breaches of covenants or events of default under our credit agreement or debt indentures;

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
The Wuhan Virus pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The Wuhan Virus pandemic is having a particularly adverse impact on industries in which certain of our portfolio companies operate, including aircraft leasing, energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The Wuhan Virus pandemic is continuing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies after June 30, 2020, including for the reasons described below. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the Wuhan Virus pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.
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
The Wuhan Virus pandemic has adversely impacted the fair value of our investments as of June 30, 2020, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the Wuhan Virus pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the period for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the Wuhan Virus pandemic. As a result, our valuations at June 30, 2020 may not show the complete or continuing impact of the Wuhan Virus pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after June 30, 2020, which could have a material adverse effect on our business, financial condition and results of operations.
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
Despite actions of the U.S. federal government and foreign governments, the uncertainty surrounding the Wuhan Virus pandemic and other factors has contributed to significant volatility and declines in the global public equity markets and global debt capital markets, including the market price of shares of our common stock and the trading prices of our issued debt securities. Shares of our common stock are trading below our net asset value as of the filing date of this Annual Report. Market conditions may make it difficult for us to raise equity capital because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without general approval by our stockholders, which we currently have until June 12, 2021, and approval of the specific issuance by our Board of Directors. Moreover, these market conditions may make it difficult to access or obtain new indebtedness with similar terms to our existing indebtedness or otherwise have a negative effect on our cost of capital. See “Risk Factors-Risks Relating to Our Business-Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations” in this Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
It is virtually impossible to determine the ultimate impact of Wuhan Virus at this time. Accordingly, an investment in the Company is subject to an elevated degree of risk as compared to other market environments.
Legislative or other actions relating to taxes could have a negative effect on us.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the U.S. Internal Revenue Service, or the “IRS,” and the U.S. Treasury Department. On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which significantly changed the Code, including by, among other changes, instituting a reduction in the corporate income tax rate, changing the tax rates applicable to non-corporate taxpayers, creating a new limitation on the deductibility of interest expense and other deductions, and making significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Cuts and Jobs Act also authorizes the IRS to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax Cuts and Jobs Act, or regulations or other guidance issued under it, might affect us, our business, the business of our portfolio companies, or an investment in our securities. In addition, other legislation, U.S. Treasury regulations, administrative interpretations or court decisions, with or without retroactive application, could affect the U.S. federal income tax consequences to our investors and us or could have other adverse consequences. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.
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
Because we have borrowed money, and intend to issue preferred stock to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income.
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
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. In addition, on March 25, 2020, the United Kingdom Financial Conduct Authority stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of the Wuhan Virus has impacted the timing of many firms’ transition planning, and the United Kingdom Financial Conduct Authority will continue to assess the impact of the Wuhan Virus pandemic on transition timelines and update the marketplace as soon as possible. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Actions by the BBA, the United Kingdom Financial Conduct Authority or other regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.
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
The effect of the establishment of alternative reference rates or any other reforms to LIBOR or other reference rates (including whether LIBOR will continue to be an acceptable market benchmark) cannot be predicted at this time, and the transition away from LIBOR and other current reference rates to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations. Factors such as the pace of the transition to replacement or reformed rates, the specific terms and parameters for and market acceptance of any alternative reference rate, prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates could also have a material adverse effect on our business, financial condition and results of operations.

Volatility in the global financial markets resulting from relapse of the Eurozone crisis, geopolitical developments in Eastern Europe, turbulence in the Chinese stock markets and global commodity markets, the United Kingdom’s vote to leave the European Union or otherwise could have a material adverse effect on our business, financial condition and results of operations.
Volatility in the global financial markets could have an adverse effect on the economic recovery in the United States and could result from a number of causes, including a relapse in the Eurozone crisis, geopolitical developments in Eastern Europe, turbulence in the Chinese stock markets and global commodity markets or otherwise. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. While the financial stability of many of such countries has improved significantly, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence of and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available or, if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.
In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In addition, in August 2015, Chinese authorities sharply devalued China’s currency. Since then, the Chinese capital markets have continued to experience periods of instability. The current political climate has also intensified concerns about a potential trade war between the United States and China. These market and economic disruptions and the potential trade war with China have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations.
Pursuant to an agreement setting out the terms on which the United Kingdom may leave the European Union (the “EU”)(“Brexit”), the United Kingdom formally withdrew from the EU, effective January 31, 2020, and entered into an 11-month transition period. During this transition period, the United Kingdom is expected to renegotiate its political and economic relationships with the EU and other countries. As a result of the original referendum and other geopolitical developments leading to Brexit, the financial markets experienced increased levels of volatility and it is likely that, in the near term, Brexit will continue to bring about higher levels of uncertainty and volatility. During this period of uncertainty, the negative impact on not only the United Kingdom and European economies, but the broader global economy, could be significant, potentially resulting in increased market and currency volatility (including volatility of the value of the British pound sterling relative to the United States dollar and other currencies and volatility in global currency markets generally), and illiquidity and lower economic growth for companies that rely significantly on Europe for their business activities and revenues. Additional risks associated with Brexit include macroeconomic risk to the United Kingdom and European economies, impetus for further disintegration of the EU and related political stresses (including those related to sentiment against cross border capital movements and activities of investors like us), prejudice to financial services businesses that are conducting business in the EU and which are based in the United Kingdom, legal uncertainty regarding achievement of compliance with applicable financial and commercial laws and regulations, and the unavailability of timely information as to expected legal, tax and other regimes. Any further exits from the EU, or the possibility of such exits, would likely cause additional market disruption globally and introduce new legal and regulatory uncertainties.
The occurrence of events similar to those in recent years, such as the aftermath of the war in Iraq, instability in Afghanistan, Pakistan, Egypt, Libya, Syria, Russia, Ukraine, North Korea and the Middle East, pandemics (such as the Wuhan Virus), epidemics or outbreaks of infectious diseases in certain parts of the world, natural/environmental disasters in certain parts of the world, terrorist attacks in the U.S. and around the world, trade or tariff arrangements, social and political discord, debt crises (such as the Greek crisis), sovereign debt downgrades, increasingly strained relations between the United States and a number of foreign countries including traditional allies, such as certain European countries, and historical adversaries, such as North Korea, Iran, China and Russia, and the international community generally, new and continued political unrest in various countries, such as Venezuela and Spain, the exit or potential exit of one or more countries from the EU or the Economic and Monetary Union, continued changes in the balance of political power among and within the branches of the U.S. government, and government shutdowns, among others, may result in market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties in the United States and worldwide.
While the extreme volatility and disruption that U.S. and global markets experienced for an extended period of time beginning in 2007 and 2008 had, until the recent Wuhan Virus pandemic outbreak, generally subsided, uncertainty and periods of volatility still remain, and risks to a robust resumption of growth persist. Federal Reserve policy, including with respect to certain interest rates, may adversely affect the value, volatility and liquidity of dividend and interest paying securities. Market volatility, dramatic changes to interest rates and/or a return to unfavorable economic conditions may lower the Company’s performance or impair the Company’s ability to achieve its investment objective
The occurrence of any of these above events could have a significant adverse impact on the value and risk profile of our portfolio. We do not know how long the securities markets may be affected by similar events and cannot predict the effects of similar events in the future on the U.S. economy and securities markets. Non-investment grade and equity securities tend to be more volatile than investment-grade fixed income securities; therefore, these events and other market disruptions may have a greater impact on the prices and volatility of non-investment grade and equity securities than on investment-grade fixed income securities. There can be no assurances that similar events and other market disruptions will not have other material and adverse implications.
Economic sanction laws in the United States and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.
Economic sanction laws in the United States and other jurisdictions may prohibit us or our affiliates from transacting with certain countries, individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control administers and enforces laws, executive orders and regulations establishing U.S. economic and trade sanctions, which prohibit, among other things, transactions with, and the provision of services to, certain non-U.S. countries, territories, entities and individuals. These types of sanctions may significantly restrict or completely prohibit investment activities in certain jurisdictions, and if we, our portfolio companies or other issuers in which we invest were to violate any such laws or regulations, we may face significant legal and monetary penalties.
The U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict our activities, our portfolio companies and other issuers of our investments. If an issuer or we were to violate any such laws or regulations, such issuer or we may face significant legal and monetary penalties. The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that an issuer or us becomes the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that private investment firms and the funds that they manage may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio companies. As such, a violation of the FCPA or other applicable regulations by us or an issuer of our portfolio investments could have a material adverse effect on us. We are committed to complying with the FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which we are subject. As a result, we may be adversely affected because of our unwillingness to enter into transactions that violate any such laws or regulations.
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
A portion of the debt investments we make bears interest at fixed rates and other debt investments bear interest at variable rates with floors and the value of these investments could be negatively affected by increases in market interest rates. In addition, as the interest rate on our revolving credit facility is at a variable rate based on an index, an increase in interest rates would make it more expensive to use debt to finance our investments. As a result, an increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which could reduce our net investment income or net increase in net assets resulting from operations. A portion of our floating rate investments may include features such as LIBOR floors. To the extent we invest in credit instruments with LIBOR floors, we may lose some of the benefits of incurring leverage. Specifically, if we issue preferred stock or debt (or otherwise borrow money), our costs of leverage will increase as rates increase. However, we may not benefit from the higher coupon payments resulting from increased interest rates if our investments in LIBOR floors and rates do not rise to levels above the LIBOR floors. In this situation, we will experience increased financing costs without the benefit of receiving higher income. This, in turn, may result in the potential for a decrease in the level of income available for dividends or other distributions made by us.
We need to raise additional capital to grow because we must distribute most of our income.
We need additional capital to fund growth in our investments. A reduction in the availability of new capital could limit our ability to grow. We must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders to maintain our status as a RIC for U.S. federal income tax purposes. As a result, such earnings are not available to fund investment originations. We have sought additional capital by borrowing from financial institutions and may issue debt securities or additional equity securities. If we fail to obtain funds from such sources or from other sources to fund our investments, we could be limited in our ability to grow, which may have an adverse effect on the value of our common stock. In addition, as a BDC, we generally may not borrow money or issue debt securities or issue preferred stock unless immediately thereafter our ratio of total assets to total borrowings and other senior securities is at least 150%. This may restrict our ability to obtain additional leverage in certain circumstances.
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
Our most recent NAV was calculated on June 30, 2020 and our NAV when calculated effective September 30, 2020 and thereafter may be higher or lower.
Our NAV per share is $8.18 as of June 30, 2020. NAV per share as of September 30, 2020 may be higher or lower than $8.18 based on potential changes in valuations, issuances of securities, repurchases of securities, dividends paid and earnings for the quarter then ended. Our Board of Directors has not yet determined the fair value of portfolio investments at any date subsequent to June 30, 2020. Our Board of Directors determines the fair value of our portfolio investments on a quarterly basis in connection with the preparation of quarterly financial statements and based on input from independent valuation firms, the Investment Adviser, the Administrator and the Audit Committee of our Board of Directors.
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
The Investment Adviser and the Administrator have the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our business, financial condition and results of operations.
The Investment Adviser and the Administrator have the right, under the Investment Advisory Agreement and the Administration Agreement, respectively, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Investment Adviser or the Administrator resigns, we may not be able to find a replacement or hire internal management or administration with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities or our internal administration activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Investment Adviser and its affiliates or the Administrator and its affiliates. Even if we are able to retain comparable management or administration, whether internal or external, the integration of such management or administration and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition and results of operations.
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
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors and lenders to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
We may experience cyber-security incidents and are subject to cyber-security risks. The failure in cyber-security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.
Our business operations rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking” or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.
The occurrence of a disaster, such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.
Cyber-security failures or breaches by the Investment Adviser, any future sub-adviser(s), the Administrator and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate our net asset value, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. We and our Investment Adviser’s employees have been and expect to continue to be the target of fraudulent calls, emails and other forms of activities. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. While we have established a business continuity plan in the event of, and risk management systems to prevent, such cyber-attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, we cannot control the cyber-security plans and systems put in place by our service providers and issuers in which we invest. We and our stockholders could be negatively impacted as a result. In addition, cyber-security has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.
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

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease epidemics or pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.

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
If we fail to qualify as a RIC for any reason or become subject to corporate income tax, the resulting corporate taxes would substantially reduce our net assets, the amount of income available for distribution, and the actual amount of our distributions. Such a failure could have a materially adverse effect on us and our stockholders. For additional information regarding asset coverage ratio and RIC requirements, see “Business—Material U.S. Federal Income Tax Considerations” and “Business— Regulation as a Business Development Company.”

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
Since in some cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty distributing at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, as required to maintain RIC tax treatment. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC treatment and thus become subject to corporate-level income tax. See “Business—Material U.S. Federal Income Tax Considerations” and “Business—Regulation as a Business Development Company.”
Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise, additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.
We have incurred indebtedness under our revolving credit facility and through the issuance of the Unsecured Notes and, in the future, may issue preferred stock or debt securities and/or borrow additional money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which would prohibit us from paying dividends in cash or other property and could prohibit us from qualifying as a RIC. If we cannot satisfy this test, we may be required to sell a portion of our investments or sell additional shares of common stock at a time when such sales may be disadvantageous in order to repay a portion of our indebtedness or otherwise increase our net assets. Sales of common stock at prices below net asset value per share dilute the interests of existing stockholders, have the effect of reducing our net asset value per share and may reduce our market price per share. In addition, continuous sales of common stock below net asset value may have a negative impact on total returns and could have a negative impact on the market price of our shares of common stock. If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.
As a BDC regulated under provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below the current net asset value per share without stockholder approval. If our common stock trades at a discount to net asset value, this restriction could adversely affect our ability to raise capital. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of our common stock in certain circumstances, one of which is if (i)(1) the holders of a majority of our shares (or, if less, at least 67% of a quorum consisting of a majority of our shares) and a similar majority of the holders of our shares who are not affiliated persons of us approve the sale of our common stock at a price that is less than the current net asset value (which has currently occurred and is effective through June 12, 2021), and (2) a majority of our Directors who have no financial interest in the transaction and a majority of our independent Directors (a) determine that such sale is in our and our stockholders’ best interests and (b) in consultation with any underwriter or underwriters of the offering, make a good faith determination as of a time either immediately prior to the first solicitation by us or on our behalf of firm commitments to purchase such shares, or immediately prior to the issuance of such shares, that the price at which such shares are to be sold is not less than a price which closely approximates the market value of such shares, less any distributing commission or discount or (ii) a majority of the number of the beneficial holders of our common stock entitled to vote at our annual meeting, without regard to whether a majority of such shares are voted in favor of the proposal, approve the sale of our common stock at a price that is less than the current net asset value per share.
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
Interests we hold in the SPE, if any, will be subordinated to the other interests issued by the SPE. As such, we will only receive cash distributions on such interests if the SPE has made all cash interest and other required payments on all other interests it has issued. In addition, our subordinated interests will likely be unsecured and rank behind all of the secured creditors, known or unknown, of the SPE, including the holders of the senior interests it has issued. Consequently, to the extent that the value of the SPE’s portfolio of assets has been reduced as a result of conditions in the credit markets, or as a result of defaults, the value of the subordinated interests we retain would be reduced. Securitization imposes on us the same risks as borrowing except that our risk in a securitization is limited to the amount of subordinated interests we retain, whereas in a borrowing or debt issuance by us directly we would be at risk for the entire amount of the borrowing or debt issuance.
If the SPE is not consolidated with us, our only interest will be the value of our retained subordinated interest and the income allocated to us, which may be more or less than the cash we receive from the SPE, and none of the SPE’s liabilities will be reflected as our liabilities. If the assets of the SPE are not consolidated with our assets and liabilities, then our interest in the SPE may be deemed not to be a qualifying asset for purposes of determining whether 70% of our assets are qualifying assets and the leverage incurred by such SPE may or may not be treated as borrowings by us for purposes of the requirement that we not issue senior securities in an amount in excess of our net assets.
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
We seek to generate both current income and capital appreciation. However, the securities we invest in may not appreciate and, in fact, may decline in value, and the issuers of debt securities we invest in may default on interest and/or principal payments. Accordingly, we may not be able to realize gains from our investments, and any gains that we do realize may not be sufficient to offset any losses we experience. See “Business—Our Investment Objective and Policies.”
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
In addition, decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets experienced during a financial crisis will result in significant net unrealized depreciation in our portfolio. The effect of all of these factors increases the net unrealized depreciation in our portfolio and reduces our NAV. Depending on market conditions, we could incur substantial realized losses which could have a material adverse impact on our business, financial condition and results of operations. We have no policy regarding holding a minimum level of liquid assets. As such, a high percentage of our portfolio generally is not liquid at any given point in time. See “The lack of liquidity in our investments may adversely affect our business.”
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
Some of our portfolio companies have relatively short or no operating histories. These companies are and will be subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective, and the value of our investment in them may decline substantially or fall to zero. In addition, investment in the middle-market companies that we are targeting involves a number of other significant risks, including:

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
In addition, our executive officers, directors and the Investment Adviser could, in the ordinary course of business, be named as defendants in litigation arising from proposed investments or from our investments in the portfolio companies and may, as a result, incur significant costs and expenses in connection with such litigation.
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
Until we identify new investment opportunities, we intend to either invest the net proceeds of future offerings and repayments from investments in interest-bearing deposits or other short-term instruments or use the net proceeds from such offerings to reduce then-outstanding obligations under our revolving credit facility. We cannot assure you that we will be able to find enough appropriate investments that meet our investment criteria or that any investment we complete using the proceeds from an offering or repayments will produce a sufficient return.
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
We may employ hedging techniques to minimize certain investment risks, such as fluctuations in interest and currency exchange rates, but we can offer no assurance that such strategies will be effective. If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Furthermore, our ability to engage in hedging transactions may also be adversely affected by rules adopted by the U.S. Commodity Futures Trading Commission, or the “CFTC”. The Dodd-Frank Act has made broad changes to the OTC derivatives market, granted significant new authority to the CFTC and the SEC to regulate OTC derivatives (swaps and security-based swaps) and participants in these markets. The Dodd-Frank Act is intended to regulate the OTC derivatives market by requiring many derivative transactions to be cleared and traded on an exchange, expanding entity registration requirements, imposing business conduct requirements on dealers and requiring banks to move some derivatives trading units to a non-guaranteed affiliate separate from the deposit-taking bank or divest them altogether. The CFTC has implemented mandatory clearing and exchange-trading of certain OTC derivatives contracts including many standardized interest rate swaps and credit default index swaps. The CFTC continues to approve contracts for central clearing. Exchange-trading and central clearing are expected to reduce counterparty credit risk by substituting the clearinghouse as the counterparty to a swap and increase liquidity, but exchange-trading and central clearing do not make swap transactions risk-free. Uncleared swaps, such as non-deliverable foreign currency forwards, are subject to certain margin requirements that mandate the posting and collection of minimum margin amounts. This requirement may result in the portfolio and its counterparties posting higher margin amounts for uncleared swaps than would otherwise be the case. Certain rules require centralized reporting of detailed information about many types of cleared and uncleared swaps. Reporting of swap data may result in greater market transparency, but may subject a portfolio to additional administrative burdens, and the safeguards established to protect trader anonymity may not function as expected. Future CFTC or SEC rulemakings to implement the Dodd-Frank Act requirements could potentially limit or completely restrict our ability to use these instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. Limits or restrictions applicable to the counterparties with which we engage in derivative transactions could also prevent us from using these instruments or affect the pricing or other factors relating to these instruments, or may change availability of certain investments. The SEC has also proposed new rules on the use of derivatives by registered investment companies and BDCs. Such rules could affect the nature and extent of our use of derivatives.
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
The application of the risk retention rules under Section 941 of the Dodd-Frank Act to CLOs may have broader effects on the CLO and loan markets in general, potentially resulting in fewer or less desirable investment opportunities for us.
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
Changes in credit spreads may adversely affect our profitability and result in realized and unrealized depreciation on our investments.
The performance of our CLO equity investments will depend, in a large part, upon the spread between the rate at which the CLO borrows funds and the rate at which it lends these funds. Any reduction of the spread between the rate at which the CLO invests and the rate at which it borrows may adversely affect the CLO equity investor’s profitability. Additionally, changes in credit spreads could lead to refinancing (paying off the existing senior secured loan with the proceeds from a new loan) or repricing (reducing the interest rate on an existing senior secured loan) of the senior secured loans that make up a CLO’s portfolio, which would result in a decline in the yield to the CLO’s equity investors and a corresponding loss on investment.
Because CLO equity investors are paid the residual income after the CLO debt tranches receive contractual interest payments, a reduction in the weighted average spread of the senior secured loans underlying a CLO will reduce the income flowing to CLO equity investors. As a result, CLO investors will experience realized and unrealized depreciation in periods of prolonged spread compression. If these conditions continue, the CLO investors, such as us, may lose some or all of their investment.
With respect to our online consumer lending initiative, we are dependent on the business performance and competitiveness of marketplace lending platforms and our ability to assess loan underwriting performance and, if the marketplace lending platforms from which we currently purchase consumer loans are unable to maintain or increase consumer loan originations, or if such marketplace lending platforms do not continue to sell consumer loans to us, or we are unable to otherwise purchase additional loans, our business and results of operations will be adversely affected.
With respect to our online consumer lending initiative, we invest primarily in marketplace loans through marketplace lending platforms. We do not conduct loan origination activities ourselves. Therefore, our ability to purchase consumer loans, and our ability to grow our portfolio of consumer loans, is directly influenced by the business performance and competitiveness of the marketplace loan origination business of the marketplace lending platforms from which we purchase consumer loans.
In addition, our ability to analyze the risk-return profile of consumer loans is significantly dependent on the marketplace platforms’ ability to effectively evaluate a borrower’s credit profile and likelihood of default. The platforms from which we purchase such loans utilize credit decisioning and scoring models that assign each such loan offered a corresponding interest rate and origination fee. Our returns are a function of the assigned interest rate for each such particular loan purchased less any defaults over the term of the applicable loan. We evaluate the credit decisioning and scoring models implemented by each platform on a regular basis and leverage the additional data on loan history experience, borrower behavior, economic factors and prepayment trends that we accumulate to continually improve our own decisioning model. If we are unable to effectively evaluate borrowers’ credit profiles or the credit decisioning and scoring models implemented by each platform, we may incur unanticipated losses which could adversely impact our operating results. Further, if the interest rates for consumer loans available through marketplace lending platforms are set too high or too low, it may adversely impact our ability to receive returns on our investment that are commensurate with the risks we incur in purchasing the loans.

With respect to our online consumer lending initiative, we rely on the marketplace lending platforms to service loans including pursuing collections against borrowers. Personal loans facilitated through the marketplace lending platforms are not secured by any collateral, are not guaranteed or insured by any third-party and are not backed by any governmental authority in any way. Marketplace lending platforms are therefore limited in their ability to collect on the loans if a borrower is unwilling or unable to repay. A borrower’s ability to repay can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card and other loans, including student loans and home equity lines of credit. These changes can result from increases in base lending rates or structured increases in payment obligations and could reduce the ability of the borrowers to meet their payment obligations to other lenders and under the loans purchased by us. If a borrower defaults on a loan, the marketplace lending platforms may outsource subsequent servicing efforts to third-party collection agencies, which may be unsuccessful in their efforts to collect the amount of the loan. Marketplace lending platforms make payments ratably on an investor’s investment only if they receive the borrower’s payments on the corresponding loan. If they do not receive payments on the corresponding loan related to an investment, we are not entitled to any payments under the terms of the investment.
As servicers of the loans we purchase as part of our online consumer lending initiative, the marketplace lending platforms have the authority to waive or modify the terms of a consumer loan without our consent or allow the postponement of strict compliance with any such term or in any manner grant any other indulgence to any borrower. If the marketplace lending platforms approve a modification to the terms of any consumer loan it may adversely impact our revenues.
To continue to grow our online consumer lending initiative business, we rely on marketplace lending platforms from which we purchase loans to maintain or increase their consumer loan originations and to agree to sell their consumer loans to us. However, we do not have any exclusive arrangements with any of the marketplace lending platforms and have no agreements with them to provide us with a guaranteed source of supply. There can be no assurance that such marketplace lending platforms will be able to maintain or increase consumer loan originations or will continue to sell their consumer loans to us, or that we will be able to otherwise purchase additional loans and, consequently, there can be no assurance that we will be able to grow our business through investment in additional loans. The consumer marketplace lending platforms could elect to become investors in their own marketplace loans which would limit the amount of supply available for our own investments. An inability to expand our business through investments in additional consumer loans would reduce the return on investment that we might otherwise be able to realize from an increased portfolio of such investments. If we are unable to expand our business relating to our online consumer lending initiative, this may have a material adverse effect on our business, financial condition, results of operations and prospects.
Additionally, if marketplace lending platforms are unable to attract qualified borrowers and sufficient investor commitments or borrowers and investors do not continue to participate in marketplace lending at current rates, the growth of loan originations will slow or loan originations will decrease. As a result of any of these factors, we may be unable to increase our consumer loan investments and our revenue may grow more slowly than expected or decline, which could have a material adverse effect on our business, financial condition and results of operations.
Marketplace lending platforms on which we rely as part of the online consumer lending initiative by NPRC depend on issuing banks to originate all loans and to comply with various federal, state and other laws.
Typically, the contracts between marketplace lending platforms and their loan issuing banks are non-exclusive and do not prohibit the issuing banks from working with other marketplace lending platforms or from offering competing services. Issuing banks could decide that working with marketplace lending platforms is not in their interests, could make working with marketplace lending platforms cost prohibitive or could decide to enter into exclusive or more favorable relationships with other marketplace lending platforms that do not provide consumer loans to us. In addition, issuing banks may not perform as expected under their agreements. Marketplace lending platforms could in the future have disagreements or disputes with their issuing banks. Any of these factors could negatively impact or threaten our ability to obtain consumer loans and consequently could have a material adverse effect on our business, financial condition, results of operations and prospects.
Issuing banks are subject to oversight by the FDIC and the states where they are organized and operate and must comply with complex rules and regulations, as well as licensing and examination requirements, including requirements to maintain a certain amount of regulatory capital relative to their outstanding loans. If issuing banks were to suspend, limit or cease their operations or the relationship between the marketplace lending platforms and the issuing bank were to otherwise terminate, the marketplace lending platforms would need to implement a substantially similar arrangement with another issuing bank, obtain additional state licenses or curtail their operations. If the marketplace lending platforms are required to enter into alternative arrangements with a different issuing bank to replace their existing arrangements, they may not be able to negotiate a comparable alternative arrangement. This may result in their inability to facilitate loans through their platform and accordingly our inability to operate the business of our online consumer lending initiative. If the marketplace lending platforms were unable to enter into an alternative arrangement with a different issuing bank, they would need to obtain a state license in each state in which they operate in order to enable them to originate loans, as well as comply with other state and federal laws, which would be costly and time-consuming and could have a material adverse effect on our business, financial condition, results of operations and prospects. If the marketplace lending platforms are unsuccessful in maintaining their relationships with the issuing banks, their ability to provide loan products could be materially impaired and our operating results could suffer.
Credit and other information that is received about a borrower may be inaccurate or may not accurately reflect the borrower’s creditworthiness, which may cause the loans to be inaccurately priced and affect the value of our portfolio.
The marketplace lending platforms obtain borrower credit information from consumer reporting agencies, such as TransUnion, Experian or Equifax, and assign loan grades to loan requests based on credit decisioning and scoring models that take into account reported credit scores and the requested loan amount, in addition to a variety of other factors. A credit score or loan grade assigned to a borrower may not reflect that borrower’s actual creditworthiness because the credit score may be based on incomplete or inaccurate consumer reporting data, and typically, the marketplace lending platforms do not verify the information obtained from the borrower’s credit report. Additionally, there is a risk that, following the date of the credit report that the models are based on, a borrower may have:

•	become delinquent in the payment of an outstanding obligation;

•	defaulted on a pre-existing debt obligation;

•	taken on additional debt; or

•	sustained other adverse financial events.
Borrowers supply a variety of information to the marketplace lending platforms based on which the platforms price the loans. In a number of cases, marketplace lending platforms do not verify all of this information, and it may be inaccurate or incomplete. For example, marketplace lending platforms do not always verify a borrower’s stated tenure, job title, home ownership status or intention for the use of loan proceeds. Moreover, we do not, and will not, have access to financial statements of borrowers or to other detailed financial information about the borrowers. If we invest in loans through the marketplace provided by the marketplace lending platforms based on information supplied by borrowers or third parties that is inaccurate, misleading or incomplete, we may not receive expected returns on our investments and this could have a material adverse impact on our business, financial condition, results of operations and prospects and our reputation may be harmed.
Marketplace lending is a relatively new lending method and the platforms of marketplace lending platforms have a limited operating history relative to established consumer banks. Borrowers may not view or treat their obligations under any such loans we purchase as having the same significance as loans from traditional lending sources, such as bank loans.
The return on our investment in consumer loans depends on borrowers fulfilling their payment obligations in a timely and complete manner under the corresponding consumer loan. Borrowers may not view their obligations originated on the lending platforms that the marketplace lending platforms provide as having the same significance as other credit obligations arising under more traditional circumstances, such as loans from banks or other commercial financial institutions. If a borrower neglects his or her payment obligations on a consumer loan or chooses not to repay his or her consumer loan entirely, we may not be able to recover any portion of our investment in the consumer loans. This will adversely impact our business, financial condition, results of operations and prospects.
Risks affecting investments in real estate.
NPRC invests in commercial multi-family residential and student-housing real estate. A number of factors may prevent each of NPRC’s properties and assets from generating sufficient net cash flow or may adversely affect their value, or both, resulting in less cash available for distribution, or a loss, to us. These factors include, but are not limited to:

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

•
OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID and PIK income may also create uncertainty about the source of our cash distributions.

For accounting purposes, any cash distributions to stockholders representing OID and PIK income are not treated as coming from paid-in capital, even if the cash to pay them comes from offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.
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
Senior securities, including debt and preferred equity, expose us to additional risks, including the typical risks associated with leverage and could adversely affect our business, financial condition and results of operations.
We currently use our revolving credit facility to leverage our portfolio and we expect in the future to borrow from and issue senior debt securities to banks and other lenders and may securitize certain of our portfolio investments. We also have the Unsecured

Notes outstanding and have launched a convertible preferred share offering program, which are forms of leverage and are senior in payment rights to our common stock.
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

•
Convertible or exchangeable securities, such as the Convertible Notes outstanding or those issued in the future (including the Preferred Stock (as defined herein)), may have rights, preferences and privileges more favorable than those of our common stock including, the case of the Preferred Stock, the statutory right under the 1940 Act to vote, as a separate class, on the election of two of our directors and approval of certain fundamental transactions in certain circumstances;

•
Subordination to lenders’ superior claims on our assets as a result of which lenders will be able to receive proceeds available in the case of our liquidation before any proceeds will be distributed to our stockholders;

•	Difficulty meeting our payment and other obligations under the Unsecured Notes and our other outstanding debt or preferred equity;

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

•
In addition, our ability to meet our payment and other obligations of the Preferred Stock, the Unsecured Notes and our credit facility depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot provide assurance that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing credit facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Preferred Stock, the Unsecured Notes and our other debt and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt and preferred equity obligations, we may need to refinance or restructure our debt or preferred equity, including the Unsecured Notes, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Preferred Stock, the Unsecured Notes and our other debt.

Illustration.    The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of interest expense. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $5.3 billion in total assets, (ii) an average cost of funds of 5.34%, (iii) $2.2 billion in debt and preferred equity outstanding and (iv) $3.1 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10.0)%	(5.0)%	—%	5.0%	10.0%
Corresponding Return to Common Stockholder	(20.9)%	(12.3)%	(3.8)%	4.8%	13.3%
The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of June 30, 2020. As a result, it has not been updated to take into account any changes in assets or leverage since June 30, 2020.
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
The Convertible Notes and Public Notes present other risks to holders of our preferred stock.
Our obligations to pay dividends or make distributions and, upon liquidation of the Company, liquidation payments in respect of our preferred stock is subordinate to our obligations to make any principal and interest payments due and owing with respect to our outstanding Convertible Notes and Public Notes. Accordingly, our Convertible Notes and Public Notes have the effect of creating special risks for our preferred stockholders that would not be present in a capital structure that did not include such securities.
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
We have entered into a Dealer Management Agreement pursuant to which we intend to sell shares of the Preferred Stock, the terms of which could result in significant dilution to existing common stockholders.
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (the “Dealer Manager”) (the “Dealer Manager Agreement”), pursuant to which the Dealer Manager has agreed to serve as the Company’s agent, principal distributor and exclusive dealer manager for the Company’s offering of up to 40,000,000 shares, par value $0.001 per share, of preferred stock, with a $1,000,000,000 aggregate liquidation preference (the “Preferred Stock”). The Preferred Stock will be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), and the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”, and together with the Series M1 Preferred Stock, the “Series M Preferred Stock”), and the Company may offer any future series of Preferred Stock, provided that the aggregate number of shares issued across all series of Preferred Stock shall not exceed 40,000,000 shares.
At any time prior to the listing of the Preferred Stock on a national securities exchange, shares of the Preferred Stock will be convertible, at the option of the holder of the Preferred Stock (the “Holder Optional Conversion”). We will settle any Holder Optional Conversion by paying or delivering, as the case may be, (A) any portion of the Settlement Amount (as defined below)

that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the Settlement Amount, minus (b) any portion of the Settlement Amount that we elect to pay in cash, divided by (2) the arithmetic average of the daily volume weighted average price of shares of our common stock over each of the five consecutive trading days ending on the Holder Conversion Exercise Date (as defined herein) (such arithmetic average, the “5-day VWAP”). For the Series A1 Preferred Stock, “Settlement Amount” means (A) $25.00 per share (the “Stated Value”), plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the A Share Holder Optional Conversion Fee (as description in the prospectus supplement relating to the Preferred Stock) applicable on the respective Holder Conversion Deadline. For the Series M Preferred Stock, “Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, but if a holder of Series M Preferred Stock exercises a Holder Optional Conversion within the first twelve months of issuance of such Series M Preferred Stock, the Settlement Amount payable to such holder will be reduced by the aggregate amount of all dividends, whether paid or accrued, on such Series M Preferred Stock in the three full months prior to the Holder Conversion Exercise Date. Subject to certain limited exceptions, we will not pay any portion of the Settlement Amount in cash (other than cash in lieu of fractional shares of our common stock) until the five year anniversary of the date on which a share of Preferred Stock has been issued. Beginning on the five year anniversary of the date on which a share of Preferred Stock is issued, we may elect to settle all or a portion of any Holder Optional Conversion in cash without limitation or restriction. The right of holders to convert a share of Preferred Stock will terminate upon the listing of such share on a national securities exchange.
Holders of Preferred Stock may elect to convert their shares of Preferred Stock at any time by delivering a notice of conversion (the “Holder Conversion Notice”). A Holder Conversion Notice will be effective as of the 15th day of the month (or, if the 15th day of the month is not a business day, then on the business day immediately preceding the 15th day) or the last business day of the month, whichever occurs first after a Holder Conversion Notice is duly received (each such date, a “Holder Conversion Deadline”). Any Holder Conversion Notice received after 5:00 p.m. Eastern time on a Holder Conversion Deadline will be effective as of the next Holder Conversion Deadline. For all shares of Preferred Stock duly submitted to us for conversion on or before a Holder Conversion Deadline, we will determine the Settlement Amount on any business day after such Holder Conversion Deadline but before the next Holder Conversion Deadline (such date, the “Holder Conversion Exercise Date”). Within such period, we may select the Holder Conversion Exercise Date in our sole discretion. We may, in our sole discretion, permit a holder to revoke their Holder Conversion Notice at any time prior to 5:00 pm, Eastern time, on the business day immediately preceding the Holder Conversion Exercise Date.
Subject to certain limited exceptions allowing earlier redemption, beginning on the earlier of the five year anniversary of the date on which a share of Preferred Stock has been issued, or, for listed shares of Preferred Stock, five years from the earliest date on which any series that has been listed was first issued (the earlier of such dates, the “Redemption Eligibility Date”), such share of Preferred Stock may be redeemed at any time or from time to time at our option (the “Issuer Optional Redemption”) upon not less than 10 calendar days nor more than 90 calendar days written notice to the holder prior to the date fixed for redemption thereof, at a redemption price of 100% of the Stated Value of the shares of Preferred Stock to be redeemed plus unpaid dividends accrued to, but not including, the date fixed for redemption.
Subject to certain limitations, each share of Preferred Stock will be convertible at our option, upon not less than 30 calendar days nor more than 90 calendar days written notice to the holder (the “Issuer Optional Conversion”) prior to the date fixed for conversion thereof. We will settle any Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the 5-day VWAP, subject to our ability to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value if the 5-day VWAP represents a discount to our net asset value per share of common stock. For both the Series A1 Preferred Stock and the Series M Preferred Stock, “IOC Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the date fixed for conversion. Subject to certain limited exceptions, we will not exercise an Issuer Optional Conversion with respect to a share of Preferred Stock until after the second anniversary of its issuance. In connection with an Issuer Optional Conversion, we will use commercially reasonable efforts to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value. If we do not have or obtain any required stockholder approval under the 1940 Act to sell our common stock below net asset value and the 5-day VWAP is at a discount to our net asset value per share of common stock, we will settle any conversions in connection with an Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the NAV per share of common stock at the close of business on the business day immediately preceding the date of conversion (the "NAV-Based Conversion Rate"). We will not pay any portion of the IOC Settlement Amount from an Issuer Optional Conversion in cash (other than cash in lieu of fractional shares of our common stock) until the Redemption Eligibility Date. Beginning on the Redemption Eligibility Date, we may elect to settle any Issuer Optional Conversion in cash without limitation or restriction. In the event that we exercise an Issuer Optional Conversion with respect to any shares of Preferred Stock, the holder of such Preferred Stock may instead elect a Holder Optional Conversion with respect to such Preferred Stock provided that the date of conversion for such Holder Optional Conversion would occur prior to the date of conversion for an Issuer Optional Conversion.
We have obtained stockholder approval under Section 63 of the 1940 Act to issue shares of common stock below net asset value until June 12, 2021. We believe that pursuant to this approval any shares of Preferred Stock issued prior to June 12, 2021 may be converted into shares of common stock pursuant to the Issuer Optional Conversion using the 5-day VWAP to determine the conversion rate at any time, including after June 12, 2021. We believe any shares of Preferred Stock issued after June 12, 2021 may be converted into shares of common stock pursuant to the Issuer Optional Conversion using the 5-day VWAP to determine the conversion rate only if we have obtained stockholder approval for the period in which such shares of Preferred Stock were issued (assuming the 5-day VWAP results in a price below net asset value).
The application of Section 63 of the 1940 Act with respect to the conversion of the Preferred Stock under the Issuer Optional Conversion is unclear. It is possible the SEC will assert a position that stockholder approval to issue shares of common stock below net asset value must be obtained for the year in which the Issuer Optional Conversion is exercised, instead of the time at which the Preferred Stock is issued. If the SEC asserted this position and prevailed, we would be required to obtain stockholder approval under the 1940 Act for the years in which we exercise the Issuer Optional Conversion. Obtaining this approval may cause us to incur additional costs and there can be no assurance such stockholder approval will be obtained. If we cannot obtain stockholder approval required by the 1940 Act to issue shares of common stock below net asset value at the time of an Issuer Optional Conversion, then the Issuer Optional Conversion will be effected at the NAV-Based Conversion Rate.
An investment in shares of the Preferred Stock involve certain additional risks, including the risks discussed herein. For additional information on the Preferred Stock, including the risks involved in investing in the Preferred Stock, please refer to the prospectus supplement pursuant to which such sale is made.

The price of our common stock may fluctuate significantly during the period used to calculate any 5-day VWAP with respect to the Preferred Stock, and this may make it difficult for holders of the Preferred Stock to resell the Preferred Stock or common stock issuable upon conversion of the Preferred Stock when such holder wants or at prices such holder finds attractive.
The price of our common stock on the Nasdaq Global Select Market constantly changes. We expect that the market price of our common stock will continue to fluctuate. Because the Preferred Stock is convertible into our common stock based on the 5-day VWAP, volatility or declining prices for our common stock during the period used to determine the 5-day VWAP or during the period between when a holder delivers a Holder Conversion Notice and the related Holder Conversion Exercise Date, could have a similar effect on the value of the Preferred Stock or the trading price thereof when and if the Preferred Stock is ever listed.
Our stock price may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:

•	quarterly variations in our investment results;

•	operating results that vary from the expectations of management, securities analysts and investors;

•	changes in expectations as to our future financial performance;

•	the operating and securities price performance of other companies that investors believe are comparable to us;

•	future sales of our equity or equity‑related securities;

•	the rate at which investors purchase, sell, short sell or otherwise transact in shares of our common stock;

•	changes in general conditions in our industry and in the economy and the financial markets; and

•	departures of key personnel.

In addition, in recent years, the stock market in general has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons often unrelated to their operating performance. These broad market fluctuations may adversely affect our stock price, regardless of our operating results.
With respect to the Preferred Stock, the consideration paid upon a Holder Optional Conversion and Issuer Optional Conversion is uncertain.
Under the terms of the Preferred Stock, we or holders of shares of the Preferred Stock may choose to convert shares of Preferred Stock at a time when the market price of common stock has dropped significantly. If we elect to settle conversions in shares of our common stock, this may cause significant dilution to the net asset value per share of our outstanding shares of common stock, including shares of common stock owned by holders of Preferred Stock that had previously converted their Preferred Stock into common stock. With respect to any conversion of the Preferred Stock, we may elect, at our sole discretion and subject to certain restrictions and limitations, to pay any portion (or no portion) of the amount owed in cash and settle the remaining portion in shares of our common stock. We will not pay any portion of the conversion proceeds for a share of Preferred Stock from a Holder Optional Conversion in cash (other than cash in lieu of fractional shares of our common stock) until the five year anniversary of the date on which such share of Preferred Stock has been issued, unless our Board of Directors determines, in its sole discretion, that the issuance of common stock in satisfaction of a Holder Optional Conversion would be materially detrimental to, and not in the best interest of, existing common stockholders. Beginning on the five year anniversary of the date on which a share of Preferred Stock is issued, we may elect to settle all or a portion of any Holder Optional Conversion in cash without limitation or restriction.
The conversion rates for the Holder Optional Conversion and, assuming we have the necessary approval under the 1940 Act, the Issuer Optional Conversion are both based on the 5-day VWAP, which may represent a discount to the NAV per share of our common stock. If we do not have or obtain any required stockholder approval under the 1940 Act to sell our common stock below net asset value, Preferred Stock may be converted into common stock in connection with an Issuer Optional Conversion at a conversion rate based on our NAV per share of common stock if the 5-day VWAP represents a discount to the NAV per share of our common stock. In this circumstance, there may be fewer shares of common stock issued upon conversion of the shares of Preferred Stock; while this would reduce dilution to existing common stockholders, including former holders of Preferred Stock who had previously converted their holdings to common stock, it would also reduce the proportionate interest in the Company (and thus the economic benefit to the holder of Preferred Stock) for holders of Preferred Stock subject to such an Issuer Optional Conversion. Conversely, a conversion rate based on the 5-day VWAP, if it represents a discount to our net asset value per share of common stock, would result in greater dilution to existing common stockholders (including former holders of Preferred Stock who had previously converted their holdings to common stock), and this outcome may be more likely given that the notice period for a Holder Optional Conversion is shorter than the notice period for an Issuer Optional Conversion, so holders of Preferred Stock can supersede any Issuer Optional Conversion and obtain a conversion rate based on the 5-day VWAP (assuming the Preferred Stock is settled in shares of our common stock and not cash).
There is no cap on the number of shares of common stock that can be issued upon the conversion of shares of Preferred Stock. The conversion of the Preferred Stock into shares of common stock could cause the price of common stock to decline significantly.
There is no cap on the number of shares of common stock that can be issued upon the conversion of shares of Preferred Stock. Because the number of shares of common stock issued upon conversion of the Preferred Stock will be based on the price of shares of common stock, the lower the price of our common stock at the time of conversion, the more shares of our common stock into which the Preferred Stock is convertible and the greater the dilution that will be experienced by holders of our common stock. Accordingly, there is no limit on the amount of dilution that may be experienced by holders of our common stock.
The issuance of the Preferred Stock may be followed by a decline in the price of our common stock, creating additional dilution to the existing holders of the common stock. Such a price decline may allow holders of Preferred Stock to convert shares of Preferred Stock into large amounts of the Company’s common stock. As these shares of common stock are issued upon conversion of the Preferred Stock, our common stock price may decline further.
Additionally, the issuance of the Preferred Stock could result in our failure to comply with the Nasdaq Global Select Market’s listing standards. The Nasdaq Global Select Market’s listing standards that may be affected by the issuance of the Preferred Stock include voting rights rules, bid price requirements, listing of additional shares rules, change in control rules and the Nasdaq Global Select Market’s discretionary authority rules. Failure to comply with any of these rules could result in the delisting of the Company’s common stock from the Nasdaq Global Select Market or impact the ability to list the Preferred Stock on a national securities exchange.
The potential decline in the price of our common stock described above may negatively affect the price of our common stock and our ability to obtain financing in the future. In addition, the issuance of the Preferred Stock may provide incentives for holders thereof that intend to convert their shares to seek to cause a decline in the price of our common stock (including through selling our common stock short) in order to receive an increased number of shares of our common stock upon such conversion of the Preferred Stock, and may encourage other investors to sell short or otherwise dispose of our common stock.
Our charter currently authorizes us to issue approximately 1.45 billion shares of common stock, in addition to our shares of common stock currently outstanding or reserved for issuance upon conversion of the Convertible Notes, and after reflecting the reclassification of 120.0 million shares of common stock as Preferred Stock. Although the Board of Directors can increase the amount of our authorized common stock and reclassify unissued Preferred Stock as common stock without stockholder approval, if they did not do so for any reason and our 5-day VWAP fell below approximately $0.69 per share of common stock (assuming we issued all 40,000,000 shares of the Preferred Stock available pursuant to this offering), we would be required to settle any conversion of Preferred Stock in cash (to the extent we had cash available) or list the Preferred Stock on a national securities exchange and the value of our shares of Preferred Stock would then equal their market price, which may be less than $25.00 per share.
Future sales of our common stock in the public market or the issuance of securities senior to our common stock could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings, and may affect the value of the Preferred Stock.
Future sales of substantial amounts of our common stock or equity‑related securities in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity‑related securities, and may affect the value of the Preferred Stock. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale, will have on the trading price of our common stock or the value of the Preferred Stock.
Shares of common stock, which shares of Preferred Stock may be converted into, rank junior to the Preferred Stock with respect to dividends and upon liquidation.
We may choose to convert the Preferred Stock to shares of our common stock. Holders of Preferred Stock may also choose to convert their Preferred Stock, subject to our election to settle conversions in cash or shares of our common stock or a combination thereof. The rights of the holders of shares of Preferred Stock rank senior to the rights of the holders of shares of our common stock as to dividends and payments upon liquidation. Unless full cumulative dividends on our shares of Preferred Stock for all past dividend periods have been declared and paid (or set apart for payment), we will not declare or pay dividends with respect to any shares of our common stock for any period. Upon liquidation, dissolution or winding up of the Company, the holders of shares of our Preferred Stock are entitled to receive the Stated Value of $25.00 per share, plus an amount equal to any accumulated, accrued and unpaid dividends at the applicable rate, after provision is made for our senior liabilities, but prior and in preference to any distribution to the holders of shares of our common stock or any other class of our equity securities junior to our Preferred Stock.
Holders of any preferred stock we might issue would have the right to elect members of the board of directors and class voting rights on certain matters.
Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of the board of directors at all times and in the event dividends become two full years in arrears, would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions, conversion to open-end status, and plans of reorganization that adversely affect the preferred stock and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies or the terms of our credit facilities, might impair our ability to maintain our qualification as a RIC for federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.
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

As of June 30, 2020, we were in compliance with these covenants. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will continue to comply with the covenants in our credit facility. Failure to comply with these covenants would result in a default under this facility which, if we were unable to obtain a waiver from the lenders thereunder, could result in an acceleration of repayments under the facility and thereby have a material adverse impact on our business, financial condition and results of operations.

Failure to extend our existing credit facility, the revolving period of which is currently scheduled to expire on September 9, 2023, could have a material adverse effect on our results of operations and financial position and our ability to pay expenses and make distributions.
The revolving period for our credit facility with a syndicate of lenders is currently scheduled to terminate on September 9, 2023, with an additional one year amortization period (with distributions allowed) after the completion of the revolving period. During such one year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one year amortization period, the remaining balance will become due, if required by the lenders. If the credit facility is not renewed or extended by the participant banks by September 9, 2023, we will not be able to make further borrowings under the facility after such date and the outstanding principal balance on that date will be due and payable on September 9, 2024. As of June 30, 2020, we had $237,536 of outstanding borrowings under our credit facility. Interest on borrowings under the credit facility is one-month LIBOR plus 220 basis points with a minimum LIBOR floor of zero. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 50 basis points if more than 60% of the credit facility is drawn, or 100 basis points if more than 35% and an amount less than or equal to 60% of the credit facility is drawn, or 150 basis points if an amount less than or equal to 35% of the credit facility is drawn.
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
The Unsecured Notes mature at various dates from July 15, 2022 to October 15, 2043. If we are unable to refinance the Unsecured Notes or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding at maturity under the facility during the two-year term-out period through one or more of the following: (1) borrowing additional funds under our then current credit facility, (2) issuance of additional common stock or (3) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position. In addition, our stock price could decline significantly; we would be restricted in our ability to acquire new investments and, in connection with our year-end audit, our independent registered accounting firm could raise an issue as to our ability to continue as a going concern.
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
Under the 1940 Act, when our common stock is trading below its net asset value per share, we will not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. On June 12, 2020, at a special meeting of stockholders, our stockholders authorized us to sell shares of our common stock (during the following 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).
On June 12, 2020, we entered into equity distribution agreements with each of RBC Capital Markets, LLC, Barclays Capital Inc., and KeyBanc Capital Markets Inc. pursuant to which we may offer and sell, by means of at-the-market offerings, up to 50,000,000 shares of our $0.001 par value common stock. Sales by us of our common stock at a discount from net asset value per share pose potential risks for our existing stockholders whether or not they participate in the offering, as well as for new investors who participate in the offering. Any sale of common stock at a price below net asset value per share will result in an immediate dilution to many of our existing common stockholders even if they participate in such sale. For additional information and hypothetical examples of these risks, including actual dilution illustrations specific to an offering, please refer to the corresponding prospectus supplement pursuant to which such sales by means of at-the-market offerings are made.
There is a risk that investors in our common stock may not receive dividends or that our dividends may not grow over time and investors in our debt securities or preferred equity may not receive all of the interest or dividend income to which they are entitled. In addition, if the current period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our common stock may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
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
The above-referenced restrictions on distributions may also inhibit our ability to make required interest or dividend payments to holders of our debt and preferred equity, as applicable, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.
Moreover, while we have declared common stock distributions through October 2020 at the same rate as the 36 months prior to such declaration, we cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay common stock distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report, including the Wuhan Virus pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the Wuhan Virus pandemic were to continue for an extended period of time it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. In addition, if we are unable to satisfy the asset coverage test applicable to us under the 1940 Act as a business development company or if we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make common stock distributions. If we declare a common stock distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make common stock distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.
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
All dividends declared in cash payable to stockholders that are participants in our DRIP with respect to dividends declared by our Board of Directors on shares of our common stock, are automatically reinvested in shares of our common stock based on a 5% discount to the market price of our common stock on the date fixed by our Board of Directors for such distribution. As a result, our stockholders that opt out of our DRIP will experience dilution in their ownership percentage of our common stock over time. Stockholders who (or whose broker through which they hold shares) do not elect to receive distributions in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the Plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to a stockholder.
Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.
Sales of substantial amounts of our common stock, or the availability of such common stock for sale (including as a result of the conversion of the Preferred Stock or of the Convertible Notes into common stock), could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

If we sell shares of our common stock or securities to subscribe for or are convertible into shares of our common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.
On June 12, 2020, at a special meeting of stockholders, our stockholders authorized us to sell shares of our common stock (during the following 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).
Our stockholders approved our ability to issue warrants, options or rights to acquire our common stock at our 2008 annual meeting of stockholders for an unlimited time period and in accordance with the 1940 Act which provides that the conversion or exercise price of such warrants, options or rights may be less than net asset value per share at the date such securities are issued or at the date such securities are converted into or exercised for shares of our common stock. The issuance or sale by us of shares of our common stock or securities to subscribe for or are convertible into shares of our common stock at a discount to net asset value poses a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares of common stock at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares of common stock if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuance or sale. In addition, such sales may adversely affect the price at which our common stock trades. We have sold shares of our common stock at prices below net asset value per share in the past and may do so to the future.
In addition, we may issue additional shares of preferred stock or debt securities that are convertible into shares of our common stock. The net effect of both types of offerings would be to increase the number of shares of our common stock outstanding or available, which could negatively impact the market price of our common stock and cause the market value of our common stock to become more volatile. Further, to the extent that shares of our common stock are offered or converted at a price below the then net asset value per share, existing stockholders who do not participate in such offerings would experience dilution of their interest (both voting and economic, in terms of net asset value) in the Company.
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
On February 10, 2014, we received an exemptive order from the SEC (the “Order”) that gave us the ability to negotiate terms other than price and quantity of co-investment transactions with other funds managed by the Investment Adviser or certain affiliates, including Priority Income Fund, Inc. and TP Flexible Income Fund, Inc. (f/k/a Pathway Capital Opportunity Fund, Inc.), subject to the conditions included therein. Under the terms of the relief permitting us to co-invest with other funds managed by our Investment Adviser or its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. In certain situations where co-investment with one or more funds managed by the Investment Adviser or its affiliates is not covered by the Order, such as when there is an opportunity to invest in different securities of the same issuer, the personnel of the Investment Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. Moreover, except in certain circumstances, when relying on the Order, we will be unable to invest in any issuer in which one or more funds managed by the Investment Adviser or its affiliates has previously invested.

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

•	price and volume fluctuations in the overall stock market from time to time;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

•	loss of RIC qualification;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of one or more of Prospect Capital Management’s key personnel;

•	operating performance of companies comparable to us;

•	short-selling pressure with respect to shares of our common stock or BDCs generally;

•	future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities, including the Preferred Stock and the Convertible Notes;

•	uncertainty surrounding the strength of the U.S. economic recovery;

•	concerns regarding European sovereign debt;

•	changes in prevailing interest rates;

•	litigation matters;

•	general economic trends and other external factors; and

•	loss of a major funding source.

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
In the event we issue subscription rights, stockholders who do not fully exercise their subscription rights should expect that they will, at the completion of a rights offering pursuant to the applicable prospectus, own a smaller proportional interest in us than would otherwise be the case if they fully exercised their rights. We cannot state precisely the amount of any such dilution in share ownership because we do not know at this time what proportion of the shares will be purchased as a result of such rights offering.
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
We may distribute taxable dividends that are payable in part in our stock. In accordance with guidance issued by the Internal Revenue Service, subject to the satisfaction of certain guidelines, a publicly traded RIC should generally be eligible to treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder is permitted to elect to receive his or her distribution in either cash or stock of the RIC, even where there is a limitation on the percentage of the aggregate distribution payable in cash, provided that the limitation is at least 20% (which has been temporarily reduced to 10% for distributions declared on or after April 1, 2020, and on or before December 31, 2020). If too many stockholders elect to receive cash, each stockholder electing to receive cash generally must receive a portion of his or her distribution in cash (with the balance of the distribution paid in stock). If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock generally will be a taxable distribution in an amount equal to the amount of cash that could have been received instead of stock. Taxable stockholders receiving such dividends would be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. Stockholder (as defined in “Material U.S. Federal Income Tax Considerations”) may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. Stockholder sells the stock it receives as a dividend in order to pay this tax, it may be subject to transaction fees (e.g., broker fees or transfer agent fees) and the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of its stock at the time of the sale. Furthermore, with respect to Non-U.S. Stockholders (as defined in “Material U.S. Federal Income Tax Considerations”), we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock. It is unclear whether and to what extent we will be pay dividends in cash and our stock.
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
Except as disclosed above, we are not aware of any material legal proceedings as of June 30, 2020.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Global Select Market under the symbol “PSEC.”
The following table sets forth, for the quarterly reporting periods indicated, the net asset value per share of our common stock and the high and low sales prices for our common stock, as reported on the NASDAQ Global Select Market. Our common stock historically has traded at prices both above and below its net asset value. There can be no assurance, however, that such premium or discount, as applicable, to net asset value will be maintained. See also “Item 1A. Risk Factors” in Part I of this Annual Report for additional information about the risks and uncertainties we face.

		Stock Price		Premium (Discount) of High to NAV	Premium (Discount) of Low to NAV
	NAV(1)	High(2)	Low(2)
Year Ended June 30, 2019
First quarter	$9.39	$7.58	$6.67	(19.3)%	(29.0)%
Second quarter	9.02	7.27	5.77	(19.4)%	(36.0)%
Third quarter	9.08	6.93	6.27	(23.7)%	(30.9)%
Fourth quarter	9.01	6.83	6.24	(24.2)%	(30.7)%
Year Ended June 30, 2020
First quarter	$8.87	$6.73	$6.30	(24.1)%	(29.0)%
Second quarter	8.66	6.70	6.37	(22.6)%	(26.4)%
Third quarter	7.98	6.61	4.04	(17.2)%	(49.4)%
Fourth quarter	8.18	5.74	3.78	(29.8)%	(53.8)%

(1) Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high or low sales price. The NAVs shown are based on outstanding shares of our common stock at the end of each period.
(2) The High/Low Stock Price is calculated as of the closing price on a given day in the applicable quarter.
As of August 25, 2020, there were 147 stockholders of record of our common stock. This figure does not include a substantially greater number of beneficial holders of our common stock, whose shares are held in the names of brokers, dealers and clearing agencies.
Recent Sales of Common Stock Below Net Asset Value
At our 2009, 2010, 2011, 2012 and 2013 annual meeting of stockholders, and at a special meeting of stockholders held on June 12, 2020, our stockholders approved our ability to sell shares of our common stock at a price or prices below our NAV per share at the time of sale in one or more offerings. The current approval to sell shares of our common stock below our NAV per share is valid until June 12, 2021 and subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of our outstanding common stock immediately prior to such sale). Accordingly, we may make offerings of our common stock without any limitation on the total amount of dilution to stockholders. Our prospectus supplement and accompanying prospectus relating to this offering contains additional information about these offerings. Pursuant to the authority granted at our June 12, 2020 special meeting of stockholders and the approval of our Board of Directors, we have made the following offerings:

Date of Offering	Price Per Share to Investors	Shares Issued	Estimated Net Asset Value per Share(1)	Percentage Dilution
June 15, 2020 to June 22, 2020(2)	$5.29 - $5.40	1,158,222	$7.93 - 7.94	0.10%
(1) The data for sales of shares below NAV pursuant to our equity distribution agreements are estimates based on our last reported NAV adjusted for capital events occurring during the period since the last calculated NAV. All amounts presented are approximations based on the best available data at the time of issuance.
(2) At the market offering. Dates of offering represent the sales dates of the stock. The settlement dates are two business days later than the sale dates.

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
We did not have an excise tax liability for the calendar year ended December 31, 2019. As of June 30, 2020, we do not expect to have any excise tax due for the 2020 calendar year. Tax characteristics of all distributions will be reported to stockholders, as appropriate, on Form 1099-DIV after the end of the calendar year.
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

During the years ended June 30, 2020 and June 30, 2019, we distributed approximately $265.3 million and $263.6 million, respectively, to our stockholders. The following table summarizes our distributions declared and payable for the years ended June 30, 2019 and June 30, 2020.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/9/2018	7/31/2018	8/23/2018	$0.060000	$21,881
5/9/2018	8/31/2018	9/20/2018	0.060000	21,898
8/28/2018	9/28/2018	10/18/2018	0.060000	21,914
8/28/2018	10/31/2018	11/21/2018	0.060000	21,930
11/6/2018	11/30/2018	12/20/2018	0.060000	21,945
11/6/2018	1/2/2019	1/24/2019	0.060000	21,963
11/6/2018	1/31/2019	2/21/2019	0.060000	22,003
2/6/2019	2/28/2018	3/21/2019	0.060000	22,008
2/6/2019	3/29/2019	4/18/2019	0.060000	22,013
2/6/2019	4/30/2019	5/23/2019	0.060000	22,018
5/8/2019	5/31/2019	6/20/2019	0.060000	22,023
5/8/2019	6/28/2019	7/18/2019	0.060000	22,028
Total declared and payable for the year ended June 30, 2019				$263,624

5/8/2019	7/31/2019	8/22/2019	$0.060000	$22,032
5/8/2019	8/30/2019	9/19/2019	0.060000	22,037
8/27/2020	9/30/2019	10/24/2019	0.060000	22,042
8/27/2020	10/31/2019	11/20/2019	0.060000	22,046
11/6/2019	11/29/2019	12/19/2019	0.060000	22,051
11/6/2019	1/2/2020	1/23/2020	0.060000	22,055
11/6/2019	1/31/2020	2/20/2020	0.060000	22,059
2/10/2020	2/28/2020	3/19/2020	0.060000	22,064
2/10/2020	3/31/2020	4/23/2020	0.060000	22,069
2/10/2020	4/30/2020	5/21/2020	0.060000	22,161
5/11/2020	5/29/2020	6/18/2020	0.060000	22,249
5/11/2020	6/30/2020	7/23/2020	0.060000	22,412
Total declared and payable for the year ended June 30, 2020				$265,277
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during the years ended June 30, 2020 and June 30, 2019. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to June 30, 2020:

•	$0.06 per share for July 2020 to holders of record on July 31, 2020 with a payment date of August 20, 2020.

•	$0.06 per share for August 2020 to holders of record on August 31, 2020 with a payment date of September 17, 2020.

Dividend Reinvestment Plan
We maintain an “opt out” dividend reinvestment and direct stock purchase plan for our common stockholders. As a result, if we declare a distribution (as discussed above), stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they (or their broker through which they hold shares) opt out of the Plan so as to receive cash distributions. Stockholders who receive distributions in the form of stock are subject to the same U.S. federal, state and local tax consequences as are stockholders who elect to receive their distributions in cash. Stockholders are advised to consult with their brokers or financial institutions, as appropriate, with respect to the administration of their dividends and related instructions. See also “Dividend Reinvestment and Direct Stock Purchase Plan” in Part I of this Annual Report for additional information.
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

On April 17, 2020, our Board of Directors approved further amendments to our dividend reinvestment plan, effective May 21, 2020, that principally provide for the number of newly-issued shares of our common stock to be credited to a stockholder’s account shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by 95% of the market price per share of our common stock at the close of regular trading on the Nasdaq Global Select Market on the date fixed by the Board of Directors for such distribution.

During the years ended June 30, 2020 and June 30, 2019, we distributed 5,249,252 and 2,721,087 shares of our common stock, respectively, in connection with the dividend reinvestment plan. All of the shares distributed were new issues. The following table summarizes the shares issued through the reinvestment of dividends in the years ended June 30, 2019 and June 30, 2020.

Record Date	Payment Date	Shares Issued		Value of Shares (in thousands)	% of Distribution
6/29/2018	7/19/2018	282,592		$1,949	8.9%
7/31/2018	8/23/2018	270,136		1,901	8.7%
8/31/2018	9/20/2018	262,473		1,945	8.9%
9/28/2018	10/18/2018	255,850		1,804	8.2%
10/31/2018	11/21/2018	263,350		1,783	8.1%
11/30/2018	12/20/2018	311,627		1,871	8.5%
1/2/2019	1/24/2019	654,382		4,306	19.6%
1/31/2019	2/21/2019	83,675		561	2.6%
2/28/2019	3/21/2019	90,951		602	2.7%
3/29/2019	4/18/2019	82,697		553	2.5%
4/30/2019	5/23/2019	81,323		555	2.5%
5/31/2019	6/20/2019	82,031		535	2.4%
Total issued in the year ended June 30, 2019		2,721,087		$18,365

6/28/2019	7/18/2019	78,163		$520	2.4%
7/31/2019	8/22/2019	78,335		521	2.4%
8/30/2019	9/19/2019	76,349		503	2.3%
9/30/2019	10/24/2019	63,076		413	1.9%
10/31/2019	11/20/2019	82,501		535	2.4%
11/29/2019	12/19/2019	74,795		499	2.3%
1/2/2020	1/23/2020	74,108		490	2.2%
1/31/2020	2/20/2020	72,405		475	2.2%
2/28/2020	3/19/2020	87,169		436	2.0%
3/31/2020	4/23/2020	1,538,432		5,861	26.6%
4/30/2020	5/21/2020	1,467,398	(1)	6,733	30.4%
5/29/2020	6/18/2020	1,556,521	(1)	7,955	35.8%
Total issued in the year ended June 30, 2020		5,249,252		$24,941
(1) Number of newly-issued shares to be credited to a stockholder’s account to be determined by dividing (i) the total dollar amount of the dividend payable to such stockholder by (ii) 95% of the closing market price per share of our stock on the date fixed by the Board of Directors for such distribution (thereby providing a 5% discount to the market price of our common stock on such date).
Registered stockholders who opt out of the dividend reinvestment plan must notify the plan administrator prior to the payment date in order for that distribution to be paid in cash. As such, the table above includes distributions with payment dates during the years ended June 30, 2020 and June 30, 2019. It does not include distributions previously declared and recorded as payable to stockholders on any future dates, as those amounts are not yet determinable.

Purchases of equity securities by the issuer and affiliated purchasers
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify stockholders of our intention to purchase our common stock. Our last notice was delivered with our annual proxy mailing on September 19, 2019.
We did not repurchase any shares of our common stock under the Repurchase Program for the years ended June 30, 2020, June 30, 2019 and June 30, 2018.
As of June 30, 2020, the approximate dollar value of shares that may yet be purchased under the plan is $65,860.
During the year ended June 30, 2020, Prospect officers and directors purchased 32,559,053 shares of our stock, or 8.72% of total outstanding shares as of June 30, 2020, both through the open market transactions and shares issued in connection with our dividend reinvestment plan.
The following table summarizes the shares purchased by Prospect officers during the year ended June 30, 2020.

Period	Total Number of Shares Purchased in Open Market	Average price paid per share	Total Number of Shares Purchased Through Dividend Reinvestment Plan
July 1, 2019 - July 31, 2019	—	—	7,466
August 1, 2019 - August 31, 2019	341,309	6.39	7,503
September 1, 2019 - September 30, 2019	237,857	6.34	7,590
October 1, 2019 - October 31, 2019	—	—	7,722.00
November 1, 2019 - November 30, 2019	10,000	6.45	7,898
December 31, 2019 - December 31, 2019	4,250	6.54	7,857
January 1, 2020 - January 31, 2020	—	—	8,022
February 1, 2020 - February 28, 2020	8,000	6.31	8,137
March 1, 2020 - March 31, 2020	29,011,730	4.61	11,665.00
April 1, 2020 - April 30, 2020	—	—	1,087,695.00
May 1, 2020 - May 30, 2020	—	—	934,583.00
June 1, 2020 - June 30, 2020	—	—	849,769.00
Total	29,613,146		2,945,907

Stock Performance Graph
The following graph compares a stockholder’s cumulative total return for the last five fiscal years as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the S&P 500 Index; (iii) the stocks included in the S&P 500 Financials Sector Index; and (iv) a customized BDC Peer Group composed of Apollo Investment Corporation, Ares Capital Corporation, BlackRock Capital Investment Corporation, Gladstone Capital Corporation, and MVC Capital, Inc. The graph and other information furnished under the heading “Stock Performance Graph” shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act.
The graph is based on historical stock prices and measures total stockholder return, which takes into account both changes in stock price and dividends. The total return assumes that dividends were reinvested daily and is based on a $100 investment on June 30, 2015. This stock performance graph is not necessarily indicative of future stock performance. Index performance is shown for illustrative purposes only and does not reflect any deduction for fees or expenses. It is not possible to invest directly in an unmanaged index.
Fees and Expenses
The following tables are intended to assist you in understanding the costs and expenses that an investor will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. These tables are based on our assets and common stock outstanding as of June 30, 2020, except that we assume that we have borrowed $1.08 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.9 billion. Except where the context suggests otherwise, any reference to fees or expenses paid by “you” or “us” or that “we” will pay fees or expenses, the Company will pay such fees and expenses out of our net assets and, consequently, you will indirectly bear such fees or expenses as an investor in the Company’s common stock. However, you will not be required to deliver any money or otherwise bear personal liability or responsibility for such fees or expenses.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)(1)	-
Offering expenses borne by the Company (as a percentage of offering price)(2)	-
Dividend reinvestment plan expenses(3)	$15.00
Total stockholder transaction expenses (as a percentage of offering price)(4)	-
Annual expenses (as a percentage of net assets attributable to common stock):
Management fees(5)	4.02%
Incentive fees payable under Investment Advisory Agreement (20% of realized capital gains and 20% of pre-incentive fee net investment income)(6)	2.23%
Total advisory fees	6.25%
Total interest expense(7)	4.77%
Acquired Fund Fees and Expenses(8)	0.80%
Other expenses(9)	1.06%
Total annual expenses(6)(9)(10)	12.88%
Example
The following table demonstrates the projected dollar amount of cumulative expenses we would pay out of net assets and that you would indirectly bear over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we have borrowed all $1.08 billion available under our line of credit, in addition to our other indebtedness of $1.9 billion and that our annual operating expenses would remain at the levels set forth in the table above and that we would pay the costs shown in the table above. We do not anticipate increasing the leverage percentage to a level higher than that which would be indicated after the borrowing of the entire available balance of the credit facility. Any future debt issuances would be dependent on future equity issuances and we do not anticipate any significant change in the borrowing costs as a percentage of net assets attributable to common stock.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return*	$106	$302	$476	$831
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return**	$116	$327	$510	$871
____________________________________

*	Assumes that we will not realize any capital gains computed net of all realized capital losses and unrealized capital depreciation.

**
Assumes no unrealized capital depreciation or realized capital losses and 5% annual return resulting entirely from net realized capital gains (and therefore subject to the capital gains incentive fee).

While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. The income incentive fee under our Investment Advisory Agreement with the Investment Adviser is unlikely to be material assuming a 5% annual return and is not included in the example. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our distributions to our common stockholders and our expenses would likely be higher. In addition, while the example assumes reinvestment of all dividends and other distributions at NAV, participants in our dividend reinvestment plan will receive a number of shares of our common stock determined by dividing the total dollar amount of the distribution payable to a participant by 95% of the market price per share of our common stock at the close of trading on the date fixed by the Board for such distribution. See “Dividend Reinvestment and Direct Stock Purchase Plan” in Part I of this Annual Report for additional information regarding the Plan.
This example and the expenses in the table above should not be considered a representation of our future expenses. Actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.
____________________________________

(1)	Will be included in any applicable prospectus supplement for an offering of our securities.

(2)	Will be included in any applicable prospectus supplement for an offering of our securities.

(3)
The expenses of the Plan are included in “other expenses.” The Plan administrator’s fees under the Plan are paid by us. There are no brokerage charges or other charges to stockholders who participate in reinvestment of dividends or other distributions under the Plan except that, if a participant elects by written notice to the Plan administrator to have the Plan administrator sell part or all of the shares held by the Plan administrator in the participant’s account and remit the proceeds to the participant, the Plan administrator is authorized to deduct a $15 transaction fee plus a $0.10 per share brokerage commissions from the proceeds. See “Dividend Reinvestment and Direct Stock Repurchase Plan” in Part I of this Annual Report and in the related prospectus.

(4)	Will be included in any applicable prospectus supplement for an offering of our securities.

(5)
Our base management fee is 2% of our gross assets (which include any amount borrowed, i.e., total assets without deduction for any liabilities, including any borrowed amounts for non-investment purposes, for which purpose we have not and have no intention of borrowing). Although we have no intent to borrow the entire amount available under our line of credit, assuming that we had total borrowings of $3.0 billion, the 2% management fee of gross assets would equal approximately 4.02% of net assets.

(6)
Based on the incentive fee paid during our year ended June 30, 2020, all of which consisted of an income incentive fee. The capital gain incentive fee is paid without regard to pre-incentive fee income.

The incentive fee has two parts. The first part, the income incentive fee, is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees and other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement (as defined herein), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital gains or losses. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a “hurdle rate” of 1.75% per quarter (7.00% annualized).

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

(7)
As of June 30, 2020, we had $1.9 billion outstanding of Unsecured Notes in various maturities, ranging from July 15, 2022 to October 15 2043, and interest rates, ranging from 3.75% to 6.88%, some of which are convertible into shares of our common stock at various conversion rates.

(8)
Our stockholders indirectly bear the expenses of underlying investment companies in which we invest. This amount includes the fees and expenses of investment companies in which we are invested in as of June 30, 2020. When applicable, fees and expenses are based on historic fees and expenses for the investment companies, and for those investment companies with little or no operating history fees and expenses are based on expected fees and expenses stated in the investment companies’ prospectus or other similar communication without giving effect to any performance. Future fees and expenses for certain investment companies may be substantially higher or lower because certain fees and expenses are based on the performance of the investment companies, which may fluctuate over time. The amount of our average net assets used in calculating this percentage was based on net assets of approximately $3.1 billion as of June 30, 2020. Amount reflects the estimated annual asset management fees incurred indirectly by us in connection with our investment in CLOs during the next 12 months, including asset management fees payable to the collateral managers of CLO equity tranches and incentive fees due to the collateral managers of CLO equity tranches. As a percent of our net assets, the CLO acquired fund fees are 0.80%. The 0.80% is based on 3.43% of fees for the entire CLO portfolio. The 3.43% is composed of 3.43% of collateral manager fees and 0% of incentive fees. The 3.43% of collateral manager fees are determined by multiplying 0.40% (collateral managers fees historically paid) by 8.53 (the leverage in such CLOs). However, such amounts are uncertain and difficult to predict. Future fees and expenses may be substantially higher or lower because certain fees and expenses are based on the performance of the CLOs, which may fluctuate over time. As a result of such investments, our stockholders may be required to pay two levels of fees in connection with their investment in our shares, including fees payable under our Investment Advisory Agreement, and fees charged to us on such investments.

(9)
“Other expenses” are based on estimated amounts for the current fiscal year. The amount shown above represents expenses during our year ended June 30, 2020, which reflects all of our estimated recurring operating expenses (except fees and expenses reported in other items of this table) that are deducted from our operating income and reflected as expenses in our Statement of Operations. The estimate of our overhead expenses, including payments under the Administration Agreement is based on our projected allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations under the Administration Agreement. “Other expenses” does not include non-recurring expenses.

(10)
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC, pursuant to which the Dealer Manager has agreed to serve as the Company’s agent, principal distributor and exclusive dealer manager for the Company’s offering of up to 40,000,000 shares of Preferred Stock, which has a $1,000,000,000 aggregate liquidation preference. Although we do not have Preferred Stock outstanding as of June 30, 2020, we are currently offering the Preferred Stock to prospective investors. The Preferred Stock has a 5.50% per annum dividend rate applicable to the Series A1 Preferred Stock and the Series M Preferred Stock. Future series of Preferred Stock may bear different annual dividend rates. If all 40,000,000 shares of Preferred Stock are sold, our expenses would be:

Annual expenses (as a percentage of net assets attributable to common stock):
Management fees (5)	4.78%
Incentive fees payable under Investment Advisory Agreement (20% of realized capital gains and 20% of pre-incentive fee net investment income) (6)	2.31%
Total advisory fees	7.09%
Total interest expenses (7)	4.96%
Acquired Fund Fees and Expenses (8)	0.80%
Other expenses (9)	1.10%
Total annual expenses (6)(9)	13.95%
Dividends on Preferred Stock	1.87%
Total annual expenses after dividends on Preferred Stock	15.82%

Our prospectus supplement and accompanying prospectus relating to this offering contains additional information about the offering of our Preferred Stock, including applicable fees and expenses that an investor in that offering will bear directly or indirectly.

Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. All amounts are in thousands except per share data and number of portfolio companies at year end.

	Year Ended June 30,
	2020	2019	2018	2017	2016
Summary of Operations
Total investment income	$623,530	$703,767	$657,845	$701,046	$791,973
Total operating expenses	357,836	390,908	370,995	394,964	420,845
Net investment income	265,694	312,859	286,850	306,082	371,128
Net Realized and Change in Unrealized Gains (Losses) from Investments	(279,216)	(159,885)	20,607	(46,165)	(267,990)
Net realized (losses) gains on extinguishment of debt	(2,702)	(8,487)	(7,594)	(7,011)	224
Net (decrease) increase in net assets resulting from operations	(16,224)	144,487	299,863	252,906	103,362
Per Share Data
Net investment income(1)	$0.72	$0.85	$0.79	$0.85	$1.04
Net (decrease) increase in net assets resulting from operations(1)	(0.04)	0.39	0.83	0.70	0.29
Dividends to stockholders	(0.72)	(0.72)	(0.77)	(1.00)	(1.00)
Net asset value at end of year	8.18	9.01	9.35	9.32	9.62
Balance Sheet Data
Total assets(4)	$5,300,163	$5,800,063	$5,838,820	$6,172,789	$6,236,181
Total debt outstanding(4)	2,137,667	2,382,895	2,311,809	2,642,195	2,666,939
Net assets	3,055,861	3,306,275	3,407,047	3,354,952	3,435,917
Other Data
Investment purchases for the year	$753,522	$656,668	$1,707,294	$1,489,470	$979,102
Investment sales and repayments for the year	$956,901	$627,978	$1,831,286	$1,413,882	$1,338,875
Number of portfolio companies at year end	121	135	135	121	125
Total return based on market value(2)	(11.4%)	8.2%	(7.4)%	16.8%	21.8%
Total return based on net asset value(2)	2.8%	7.2%	12.4%	9.0%	7.2%
Weighted average yield on debt portfolio at year end(3)	11.4%	13.1%	13.0%	12.2%	13.2%
Weighted average yield on total portfolio at year end	9.7%	10.6%	10.5%	10.4%	12.0%

(1)	Per share data is based on the weighted average number of common shares outstanding for the years presented (except for dividends to stockholders which is based on actual rate per share).

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

(4)
We have changed our method of presentation relating to debt issuance costs in accordance with ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30). Unamortized deferred financing costs of $40,526 previously reported as an asset on the Consolidated Statements of Assets and Liabilities as of June 30, 2016 have been reclassified as a direct deduction to the respective Unsecured Notes. See Critical Accounting Policies and Estimates for further discussion.

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

Prospect is a financial services company that primarily lends to and invests in middle-market privately-held companies. We are a closed-end investment company incorporated in Maryland. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). We were organized on April 13, 2004 and were funded in an initial public offering completed on July 27, 2004.

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
We consolidate certain of our wholly-owned and substantially wholly-owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements and are collectively referred to as the “Consolidated Holding Companies”: CP Holdings of Delaware LLC (“CP Holdings”); Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”); Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC (“First Tower Delaware”); MITY Holdings of Delaware Inc. (“MITY Delaware”); Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc. (“NMMB Holdings”); NPH Property Holdings, LLC (“NPH”); Prospect Opportunity Holdings I, Inc. (“POHI”); SB Forging Company, Inc. (“SB Forging”); STI Holding, Inc.; UTP Holdings Group Inc. (“UTP Holdings”); Valley Electric Holdings I, Inc.(“Valley Holdings I”); and Valley Electric Holdings II, Inc. (“Valley Holdings II”).
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
Purchasing Controlling Equity Positions and Lending to Financial Services Companies - This strategy involves purchasing yield-producing debt and control equity investments in financial services companies, including consumer direct lending, sub-prime auto lending and other strategies. These investments are often structured in tax-efficient partnerships, enhancing returns. This strategy has comprised approximately 10%-15% of our portfolio.
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
Investing in Syndicated Debt - On a primary or secondary basis, we purchase primarily senior and secured loans and high yield bonds that have been sold to a club or syndicate of buyers. These investments are often purchased with a long-term, buy-and-hold outlook, and we often look to provide significant input to the transaction by providing anchoring orders. This strategy has comprised approximately 10%-25% of our portfolio.
Investing in Consumer and Small Business Loans and Asset-Backed Securitizations - We purchase loans originated by certain consumer and small-and-medium-sized business (“SME”) loan platforms. We generally purchase each loan in its entirety (i.e., a “whole loan”) and we invest in asset-backed securitizations collateralized by consumer or small business loans. The borrowers are consumers and SMEs and the loans are typically serviced by the platforms of the loans. This investment strategy currently comprises 0% of our portfolio.
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

We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of June 30, 2020, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $2,286,725 and $2,259,292, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Annual Report. We consolidate all wholly-owned and substantially wholly-owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
Fourth Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended June 30, 2020, we acquired $11,781 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $23,460, funded $1,103 of revolver advances, and recorded PIK interest of $20,523, resulting in gross investment originations of $56,867. During the three months ended June 30, 2020, we received full repayments on investments totaling $2,996, received $66,861 in partial prepayments, and revolver paydowns of $2,525, resulting in net repayments of $72,382.
Debt Issuances and Redemptions
During the three months ended June 30, 2020, we repaid $1,384 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus.
During the three months ended June 30, 2020, we issued $9,054 aggregate principal amount of Prospect Capital InterNotes® with a stated and weighted average interest rate of 5.44%, to extend our borrowing base. The newly issued notes mature between April 15, 2025 and July 15, 2030 and generated net proceeds of $8,923.
On April 15, 2020, we repaid the outstanding principal amount of $127,711 of the 2020 Notes, plus interest.
Equity Issuances
On April 17, 2020, our Board of Directors approved amendments to our dividend reinvestment plan, effective May 21, 2020, that principally provide for the number of newly-issued shares of our common stock used to implement reinvestment of dividends and distributions to be determined by dividing the total dollar amount of the distribution payable to such stockholder by 95% of the market price per share of our common stock at the close of regular trading on the Nasdaq Global Select Market on the date fixed by the Board of Directors for such distribution.
On June 12, 2020, at a special meeting of stockholders, our stockholders authorized us to sell shares of our common stock (during the following 12 months) at a price or prices below our net asset value per share at the time of sale in one or more offerings subject to certain conditions as set forth in the proxy statement relating to the special meeting (including that the number of shares sold on any given date does not exceed 25% of its outstanding common stock immediately prior to such sale).
On June 12, 2020, we entered into equity distribution agreements with each of RBC Capital Markets, LLC, Barclays Capital Inc., and KeyBanc Capital Markets Inc. (together, the “Agents”) pursuant to which we may offer and sell, by means of at-the-market offerings, up to 50,000,000 shares of our $0.001 par value Common Stock. For the period from June 15, 2020 to June 22, 2020, we sold 1,158,222 shares of common stock below our then current net asset value per share under our common stock at-the-market program, resulting in cumulative net asset value dilution of approximately 0.1%.
On April 23, 2020, May 21, 2020, and June 18, 2020, we issued 1,538,432, 1,467,398, and 1,556,521 shares of our common stock in connection with the dividend reinvestment plan, respectively.
Leverage
The amount of leverage we intend to use in any period depends on a number of factors, including cash on-hand available for investing, the cost of financing and general economic and market conditions. Prior to the Small Business Credit Availability Act being signed into law, a BDC generally was not permitted to incur indebtedness unless immediately after such borrowing it has an asset coverage for total borrowings of at least 200%. The Small Business Credit Availability Act, signed into law on March 23, 2018, contains a provision that grants a BDC the option, subject to certain conditions and disclosure obligations, to reduce the asset coverage requirement to 150% (a 2:1 debt to equity ratio, as opposed to a 1:1 debt to equity ratio). On March 30, 2020, the Board approved, and on May 5, 2020, at a special meeting of stockholders, our stockholders approved, the application of the Company to reduce Asset Coverage to 150%, which became effective on May 6, 2020.
On April 8, 2020, in connection with the outbreak of the Wuhan Virus pandemic, the SEC issued an Order Under Sections 6(c), 17(d), 38(a) and 57(j) of the Investment Company Act of 1940 and Rule 17d-1 Thereunder Granting Exemptions from Specified Provisions of the Investment Company Act and Certain Rules Thereunder, the 1940 Act Release No. 33837 (Apr. 8, 2020) (the “April 2020 Order”), which provides exemptions from certain requirements of the 1940 Act. Section II of the April 2020 Order (i) affords BDC’s greater flexibility in calculating asset coverage ratios for purposes of the 1940 Act asset coverage requirements, (ii) requires a BDC’s board of directors, including a required majority of such board, as defined in Section 57(o) of the 1940 Act, to determine that the issuance or sale of covered senior securities is permitted by this April 2020 Order and is in the best interests of the BDC and its stockholders, (iii) requires prior disclosure on Form 8-K of an election to rely on Section II of the April 2020 Order (an “Election”), and (iv) includes certain limitations on new investments, among other requirements detailed in the April 2020 Order.
The Company’s Board of Directors, including a required majority of the Board of Directors (as defined in section 57(o) of the 1940 Act), approved the Election on April 13, 2020. In approving the Election the Board of Directors considered, among other things, the conditions to rely on and be subject to the April 2020 Order and determined that the issuance and sale of the Company’s senior securities is permitted by the April 2020 Order and is in the best interests of the Company and its stockholders. The Election permits us to use a modified formula to calculate our asset coverage ratios for purposes of the 1940 Act asset coverage requirements and, in doing so, permits us to rely in part on the fair value of our assets as of December 31, 2019. The overall effect of the Election is to make it easier for us to meet our applicable asset coverage ratios for purposes of the 1940 Act asset coverage requirements, as well as for purposes of covenants referencing the 1940 Act asset coverage requirements. The Election is effective through December 31, 2020 unless the Company withdraw it earlier.
Investment Holdings
At June 30, 2020, we have $5,232,328, or 171.3%, of our net assets invested in 121 long-term portfolio investments and CLOs.
Our annualized current yield was 11.4% and 13.1% as of June 30, 2020 and June 30, 2019, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 9.7% and 10.6% as of June 30, 2020 and June 30, 2019, respectively, across all investments. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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
As of June 30, 2020, we own controlling interests in the following portfolio companies: CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”); Kickapoo Ranch Pet Resort (“Kickapoo”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); R-V Industries, Inc. (“R-V”); Universal Turbine Parts, LLC (“UTP”); USES Corp. (“USES”); and Valley Electric Company, Inc. (“Valley Electric”). In June 2019, CP Energy purchased controlling interest of the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $38,390 in senior secured term loans (the “Spartan Term Loans”) due to us as of June 30, 2019. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as control investments beginning June 30, 2019. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loans.

As of June 30, 2020, we also own affiliated interests in Edmentum Ultimate Holdings, LLC (“Edmentum”); Nixon, Inc. (“Nixon”), PGX Holdings, Inc. (“PGX”), and Targus Cayman HoldCo Limited (“Targus”).
The following shows the composition of our investment portfolio by level of control as of June 30, 2020 and June 30, 2019:

	June 30, 2020				June 30, 2019
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$2,286,725	39.5%	$2,259,292	43.2%	$2,385,806	40.2%	$2,475,924	43.8%
Affiliate Investments	163,484	2.8%	187,537	3.6%	177,616	3.0%	76,682	1.4%
Non-Control/Non-Affiliate Investments	3,332,509	57.7%	2,785,499	53.2%	3,368,880	56.8%	3,100,947	54.8%
Total Investments	$5,782,718	100.0%	$5,232,328	100.0%	$5,932,302	100.0%	$5,653,553	100.0%
The following shows the composition of our investment portfolio by type of investment as of June 30, 2020 and June 30, 2019:

	June 30, 2020				June 30, 2019
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Revolving Line of Credit	$38,469	0.7%	$36,944	0.7%	$33,928	0.6%	$34,239	0.6%
Senior Secured Debt	2,586,769	44.8%	2,422,523	46.3%	2,687,709	45.3%	2,449,357	43.3%
Subordinated Secured Debt	1,424,633	24.6%	1,269,398	24.3%	1,439,440	24.3%	1,329,799	23.5%
Subordinated Unsecured Debt	43,935	0.8%	51,079	1.0%	38,933	0.7%	33,058	0.6%
Rated Secured Structured Notes	—	—%	—	—%	44,774	0.8%	46,851	0.8%
Subordinated Structured Notes	1,089,079	18.8%	708,961	13.5%	1,103,751	18.4%	850,694	15.1%
Preferred Stock	250,020	4.3%	14,430	0.3%	101,094	1.7%	84,294	1.5%
Common Stock	140,986	2.4%	394,832	7.5%	288,731	4.9%	427,085	7.6%
Membership Interest	208,827	3.6%	310,252	5.9%	193,942	3.3%	296,282	5.2%
Participating Interest(1)	—	—%	23,909	0.5%	—	—%	99,655	1.8%
Total Investments	$5,782,718	100.0%	$5,232,328	100.0%	$5,932,302	100.0%	$5,653,553	100.0%

(1)	Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.
The following shows our investments in interest bearing securities by type of investment as of June 30, 2020 and June 30, 2019:

	June 30, 2020				June 30, 2019
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien	$2,615,252	50.5%	$2,450,928	54.7%	$2,713,478	50.7%	$2,475,437	52.2%
1.5 Lien	1,981	—%	1,981	—%	—	—%	—	—%
Second Lien	1,428,648	27.6%	1,271,966	28.3%	1,447,599	27.1%	1,337,958	28.2%
Third Lien	3,990	0.1%	3,990	0.1%	—	—%	—	—%
Unsecured	43,935	0.8%	51,079	1.1%	38,933	0.7%	33,058	0.7%
Rated Secured Structured Notes	—	—%	—	—%	44,774	0.9%	46,851	1.0%
Subordinated Structured Notes	1,089,079	21.0%	708,961	15.8%	1,103,751	20.6%	850,694	17.9%
Total Interest Bearing Investments	$5,182,885	100.0%	$4,488,905	100.0%	$5,348,535	100.0%	$4,743,998	100.0%

The following shows the composition of our investment portfolio by industry as of June 30, 2020 and June 30, 2019:

	June 30, 2020				June 30, 2019
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$88,208	1.5%	$85,627	1.6%	$77,579	1.3%	$89,701	1.6%
Air Freight & Logistics	12,500	0.2%	10,755	0.2%	12,500	0.2%	12,233	0.2%
Auto Components	26,776	0.5%	24,867	0.5%	25,450	0.4%	25,450	0.5%
Building Products	—	—%	—	—%	19,842	0.3%	19,842	0.4%
Capital Markets	—	—%	—	—%	25,084	0.4%	25,222	0.4%
Chemicals	31,837	0.6%	31,891	0.6%	—	—%	—	—%
Commercial Services & Supplies	368,577	6.4%	294,277	5.6%	376,456	6.3%	296,672	5.2%
Communications Equipment	59,638	1.0%	50,837	1.0%	50,503	0.9%	48,760	0.9%
Construction & Engineering	68,874	1.2%	129,296	2.5%	69,935	1.2%	143,685	2.5%
Consumer Finance	506,771	8.8%	645,726	12.3%	487,778	8.2%	618,983	10.9%
Distributors	278,331	4.8%	175,931	3.4%	299,906	5.1%	190,137	3.4%
Diversified Consumer Services	163,057	2.8%	169,615	3.2%	146,845	2.5%	141,308	2.5%
Diversified Financial Services	30,165	0.5%	30,165	0.6%	—	—%	—	—%
Diversified Telecommunication Services	57,098	1.0%	55,311	1.1%	36,234	0.6%	36,234	0.6%
Electronic Equipment, Instruments & Components	—	—%	—	—%	—	—%	2,239	—%
Energy Equipment & Services	266,618	4.6%	82,236	1.6%	261,663	4.4%	153,865	2.7%
Entertainment	50,601	0.9%	49,017	0.9%	36,221	0.6%	36,327	0.6%
Equity Real Estate Investment Trusts (REITs)	486,268	8.4%	753,583	14.4%	496,440	8.4%	827,687	14.6%
Food Products	24,853	0.4%	25,000	0.5%	34,729	0.6%	34,729	0.6%
Health Care Equipment & Supplies	7,474	0.1%	5,606	0.1%	41,142	0.7%	41,154	0.7%
Health Care Providers & Services	533,188	9.2%	495,402	9.5%	470,422	7.9%	445,235	7.9%
Hotels, Restaurants & Leisure	23,501	0.4%	21,008	0.4%	34,737	0.6%	34,737	0.7%
Household Durables	24,437	0.4%	24,362	0.5%	29,291	0.5%	22,460	0.4%
Household Products	15,915	0.3%	16,066	0.3%	24,688	0.4%	24,688	0.4%
Insurance	12,796	0.2%	12,744	0.2%	12,988	0.2%	12,988	0.2%
Interactive Media & Services	200,728	3.5%	200,728	3.8%	37,861	0.6%	37,861	0.7%
Internet & Direct Marketing Retail	15,706	0.3%	16,440	0.3%	—	—%	—	—%
IT Services	203,285	3.5%	204,061	3.9%	306,096	5.2%	305,360	5.4%
Leisure Products	24,519	0.4%	24,319	0.5%	32,869	0.6%	32,868	0.6%
Machinery	84,234	1.5%	87,220	1.7%	35,488	0.6%	33,624	0.6%
Media	117,524	2.0%	100,592	1.9%	138,362	2.3%	141,467	2.5%
Online Lending	45,950	0.8%	45,950	0.9%	272,949	4.6%	176,778	3.1%
Paper & Forest Products	15,788	0.3%	15,788	0.3%	11,361	0.2%	11,500	0.2%
Personal Products	246,702	4.3%	59,907	1.1%	237,969	4.0%	112,427	2.0%
Professional Services	104,164	1.8%	106,542	2.0%	188,098	3.2%	190,178	3.4%
Real Estate Management & Development	31,747	0.5%	31,747	0.6%	38,852	0.7%	38,852	0.7%
Software	75,208	1.3%	73,745	1.4%	64,723	1.1%	64,729	1.1%
Technology Hardware, Storage & Peripherals	12,415	0.2%	12,318	0.2%	12,400	0.2%	12,400	0.2%
Textiles, Apparel & Luxury Goods	205,874	3.6%	221,227	4.2%	231,106	3.9%	242,981	4.3%
Tobacco	—	—%	—	—%	14,419	0.2%	14,500	0.4%
Trading Companies & Distributors	65,450	1.1%	26,599	0.5%	63,213	1.1%	28,043	0.5%
Transportation Infrastructure	27,662	0.5%	27,662	0.5%	27,578	0.5%	28,104	0.5%
Subtotal	$4,614,439	79.8%	$4,444,167	84.8%	$4,783,777	80.7%	$4,756,008	84.1%
Structured Finance (1)	$1,168,279	20.2%	$788,161	15.2%	$1,148,525	19.3%	$897,545	15.9%
Total Investments	$5,782,718	100.0%	$5,232,328	100.0%	$5,932,302	100.0%	$5,653,553	100.0%

(1)
Our RSSN and SSN investments do not have industry concentrations and as such have been separated in the tables above. As of June 30, 2020, Structured Finance includes $79,200 of senior secured debt investments held through our investment in NPRC and it’s wholly-owned subsidiary.

Portfolio Investment Activity
Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans, though we also continue to close select junior debt and equity investments. For information regarding investment activity for the year ended June 30, 2018, see the Company's Form 10-K for the fiscal year ended June 30, 2019.
Our gross investment activity for the years ended June 30, 2020 and June 30, 2019 are presented below.

	Year Ended June 30,
	2020	2019
Investments made in new portfolio companies	$577,301	$331,571
Follow-on investments made in existing portfolio companies (1)	235,013	312,482
Revolver advances	12,444	16,855
PIK interest	55,657	43,635
Total acquisitions	$880,415	$704,543

Acquisitions by portfolio composition
1st Lien Term Loan	$667,282	$291,984
Subordinated Secured Debt	161,527	344,553
Rated Secured Structured Notes	5,534	38,524
Subordinated Structured Notes	1,913	6,884
Subordinated Unsecured Debt	3,160	669
Equity	40,999	21,929
Total acquisitions by portfolio composition	$880,415	$704,543

Investments sold	$40,994	$103,122
Partial repayments (2)	419,230	229,538
Full repayments	544,834	273,763
Revolver paydowns	8,719	21,555
Total dispositions	$1,013,777	$627,978

Dispositions by portfolio composition
1st Lien Term Loan	$774,844	$353,689
Subordinated Secured Debt	184,622	225,151
Rated Secured Structured Notes	50,237	—
Subordinated Structured Notes	—	—
Subordinated Unsecured Debt	565	(285)
Equity	3,509	49,423
Total dispositions by portfolio composition	$1,013,777	$627,978

Weighted average interest rates for new investments by portfolio composition(3)
1st Lien Term Loan	8.75%	9.44%
Subordinated Secured Debt	9.89%	10.84%
Rated Secured Structured Notes	N/A	12.31%

(1)	Includes follow-on investments in existing portfolio companies and refinancings, if any.

(2)	Includes partial prepayments of principal, scheduled amortization payments, and refinancings, if any.

(3)
Weighted average interest rates for new investments by portfolio composition is calculated with the current rate at the end of the period. In addition, Revolving Line of Credit and Delayed Draw Term Loans are excluded from the calculation.

Investment Valuation
Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, management and the independent valuation firm look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. In determining the range of values for debt instruments where market quotations are not available, except CLOs and debt investments in controlling portfolio companies, management and the independent valuation firm estimated corporate and security credit ratings and identified corresponding yields to maturity for each loan from relevant market data. A discounted cash flow technique was then applied using the appropriate yield to maturity as the discount rate, to determine a range of values. In determining the range of values for debt investments of controlled companies and equity investments, the enterprise value was determined by applying a market approach such as using earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples, net income and/or book value multiples for similar guideline public companies and/or similar recent investment transactions and/or an income approach, such as the discounted cash flow technique. The enterprise value technique may also be used to value debt investments which are credit impaired. For stressed debt and equity investments, an asset recovery analysis was used.
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
With respect to our online consumer and SME lending initiative, we invest primarily in marketplace loans through marketplace lending platforms.  We do not conduct loan origination activities ourselves. Therefore, our ability to purchase consumer and SME loans, and our ability to grow our portfolio of consumer and SME loans, are directly influenced by the business performance and competitiveness of the marketplace loan origination business of the marketplace lending platforms from which we purchase consumer and SME loans. In addition, our ability to analyze the risk-return profile of consumer and SME loans is significantly dependent on the marketplace platforms’ ability to effectively evaluate a borrower’s credit profile and likelihood of default. If we are unable to effectively evaluate borrowers’ credit profiles or the credit decisioning and scoring models implemented by each platform, we may incur unanticipated losses which could adversely impact our operating results.
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $5,232,328.
Our portfolio companies are generally lower middle-market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
Impact of the novel coronavirus (the “Wuhan Virus”) pandemic
During the six months ended June 30, 2020, our operating results were negatively impacted by the uncertainty surrounding the Wuhan Virus pandemic, which has caused severe disruptions in the global economy and negatively impacted the fair value and performance of our investment portfolio. The resulting changes in net unrealized depreciation on investments were largely due to widening credit spreads as market participants expected a higher yield on similar investments given the significant market volatility generated by the Wuhan Virus pandemic. To a lesser extent, the changes in net unrealized depreciation on investments for certain of our portfolio companies also reflected other factors such as specific industry concerns, uncertainty about the duration of business shutdowns and near-term liquidity needs. For additional information concerning the Wuhan Virus pandemic and its potential impact on our business and our operating results, see Part I, Item 1A. Risk Factors, “Risk Factors - The Wuhan Virus pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.”

Control Company Investments
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Several of our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the year ended June 30, 2020.
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings, a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy, and the remaining equity is owned by CP Energy management. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries.

On April 6, 2018, Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”), a previously controlled portfolio company, merged with and into CP Energy, with CP Energy continuing as the surviving corporation. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Holdings, which owns 100% of Spartan, a portfolio company of Prospect with $38,390 in senior secured term loans due to us as of June 30, 2020. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. On December 30, 2019, Wolf Energy LLC, Wolf Energy Services LLC, and AEH LLC (collectively referred to as “Wolf Energy”), a previously controlled portfolio company, merged with and into CP Energy, with CP Energy continuing as the surviving corporation. See Note 14 in our Consolidated Financial Statements for further discussion.

The fair value of our investment in CP Energy decreased to $69,885 as of June 30, 2020, which is a discount of $152,841 from its amortized cost, compared to a fair value of $138,931 as of June 30, 2019, representing a discount of $74,944 to its amortized cost. The increase in discount to amortized cost resulted from a decline in financial performance and corresponding valuation multiples as a result of headwinds in the oil and gas industry, primarily associated with the demand imbalance stemming from the novel coronavirus.

First Tower Finance Company LLC
Prospect owns 100% of the equity of First Tower Delaware, a consolidated holding company. First Tower Delaware owns 80.1% of First Tower Finance. First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.

The fair value of our investment in First Tower increased to $508,465 as of June 30, 2020, representing a premium of $150,250 to its amortized cost basis compared to a fair value of $494,036 as of June 30, 2019, a premium of $135,479 to its amortized cost. The increase to the premium was driven by strong financial performance.

InterDent, Inc.
During the year ended June 30, 2018, Prospect exercised its rights and remedies under its loan documents to exercise the shareholder voting rights in respect of the stock of InterDent and to appoint a new Board of Directors of InterDent, all the members of which are our Investment Adviser’s professionals. As a result, Prospect’s investment in InterDent is classified as a control investment.

The fair value of our investment in InterDent increased to $230,757 as of June 30, 2020, a discount of $36,296 to its amortized cost basis compared to a fair value of $224,876 as of June 30, 2019, a discount of $23,997 to its amortized cost. The increase in discount to amortized cost was driven by capitalized PIK income.

National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties, self-storage, and student housing properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly-owned subsidiaries, NPRC invests in online consumer loans and RSSNs. As of June 30, 2020, we own 100% of the fully-diluted common equity of NPRC.

During the year ended June 30, 2020, we provided $19,309 of debt to NPRC and its wholly-owned subsidiaries to fund capital expenditures for existing real estate properties and provide working capital, and provided $79,200 of debt and $19,800 of equity to fund purchases of rated secured structured notes, expenses and structuring fees.
During the year ended June 30, 2020, we received partial repayments of $276,279 of our loans previously outstanding with NPRC and its wholly-owned subsidiary and $183,425 as a return of capital on our equity investment in NPRC.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of June 30, 2020, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 8,072 individual loans and residual interest in four securitizations, and had an aggregate fair value of $43,797. The average outstanding individual loan balance is approximately $4 and the loans mature on dates ranging from July 1, 2020 to April 19, 2025 with a weighted-average outstanding term of 19 months as of June 30, 2020. Fixed interest rates range from 6.0% to 36.0% with a weighted-average current interest rate of 22.2%. As of June 30, 2020, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $45,950.
As of June 30, 2020, based on outstanding principal balance, 12.3% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 31.0% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 56.7% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$3,517	$3,401	6.0% - 24.1%	12.5%
Prime	8,841	8,296	6.0% - 36.0%	17.9%
Near Prime	16,156	15,400	6.0% - 36.0%	26.7%
*Weighted by outstanding principal balance of the online consumer loans.

The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of June 30, 2020, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 34 investments with a fair value of $189,221 and face value of $208,342. The average outstanding note is approximately $6,128 with a stated maturity date ranging from April 2026 to April 2029 and weighted-average stated maturity of 8 years as of June 30, 2020. Coupons range from three-month Libor (“3ML”) plus 5.45% to 9.45% with a weighted-average coupon of 3ML + 7.16%. As of June 30, 2020, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $79,200.

As of June 30, 2020, based on outstanding notional balance, 25% of the portfolio was invested in Single - B rated tranches and 75% of the portfolio in BB rated tranches.

As of June 30, 2020, our investment in NPRC and its wholly-owned subsidiaries had an amortized cost of $611,418 and a fair value of $878,733, including our investment in online consumer lending and rated secured structured notes as discussed above. The fair value of $753,583 related to NPRC’s real estate portfolio was comprised of thirty-nine multi-families properties, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of June 30, 2020.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	—
3	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,111
4	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,524
5	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,128
6	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,143
7	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	13,765

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
8	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	9,968
9	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	12,952
10	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
11	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
12	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	85,456
13	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	15,586
14	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,753
15	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	30,056
16	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	17,101
17	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	17,337
18	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	24,815
19	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	19,282
20	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,764
21	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,246
22	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	43,076
23	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
24	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
25	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
26	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
27	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	51,183
28	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
29	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	14,679
30	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
31	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
32	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
33	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
34	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	44,044
35	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	14,185
36	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
37	Laurel Pointe Holdings, LLC	Forest Park, GA	5/9/2018	33,005	26,400
38	Bradford Ridge Holdings, LLC	Forest Park, GA	5/9/2018	12,500	10,000
39	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
40	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	39,525
41	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	19,335
42	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
43	Ashwood Ridge Holdings LLC	Jonesboro, GA	9/21/2018	9,600	7,300
44	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
45	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
46	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
47	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
48	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	30,127
49	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	14,662
50	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
				$1,843,477	$1,544,665

During the year ended June 30, 2020, the valuation methodology for National Property REIT Corporation (“NPRC”) and its wholly owned subsidiaries relating to the real estate portfolio changed to remove the Discounted Cash Flow Method. Management utilizes the Enterprise Value Waterfall (NAV Analysis) to value its investment in NPRC and its wholly owned subsidiaries relating to the real estate portfolio as this method is aligned with current industry practice and with Management’s experience in buying and selling income producing real estate assets.
The fair value of our investment in NPRC decreased to $878,733 as of June 30, 2020, a premium of $267,315 from its amortized cost basis compared to a fair value of $1,004,465 as of June 30, 2019, representing a premium of $235,076. The increase in premium to amortized cost is primarily due to an increase in property values and change in methodology discussed above.
Pacific World Corporation
Prospect owns 100% of the preferred equity of Pacific World, which represents a 99.96% and 99.94% ownership interest of Pacific World as of June 30, 2020 and June 30, 2019, respectively. Pacific World is a supplier of nail and beauty care products to food, drug, and value retail channels worldwide, and is based in Irvine, California.

The fair value of our investment in Pacific World decreased to $59,907 as of June 30, 2020, a discount of $186,795 to its amortized cost basis, compared to a fair value of $112,427 as of June 30, 2019, representing discount of $125,542 to its amortized cost. The increase in discount to amortized cost resulted from a decline in financial performance.

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

The fair value of our investment in Valley Electric decreased to $129,296 as of June 30, 2020, a premium of $60,422 to its amortized cost, compared to a fair value of $143,685 as of June 30, 2019, representing a $73,750 premium to its amortized cost. While Valley Electric’s financial performance remains strong, the decrease in premium to amortized cost was driven by adverse market conditions and, to a lesser extent, a decline in profitability.

Our controlled investments, other than those discussed above, are valued at $129,488 below cost and did not experience significant changes in operating performance or value. This discount is primarily driven by our controlled investments in Freedom Marine, Universal Turbine Parts, and USES, which are valued at a discount to amortized cost of $31,541, $38,851, and $48,894, respectively. Overall, combined with those portfolio companies discussed above, our controlled investments at June 30, 2020 are valued at $27,433 below their amortized cost.

Affiliate and Non-Control Company Investments
We hold four affiliate investments at June 30, 2020 with a total fair value of $187,537, a premium of $24,053 from their combined amortized cost compared to a fair value of $76,682 as of June 30, 2019, representing a $100,934 discount to its amortized cost. The increase in the premium is primarily driven by our investment in United Sporting Companies, Inc. (“USC”) and Edmentum. USC is valued at a discount to amortized cost of $98,512 and was transferred to a non-control/non-affiliate investment classification as of June 30, 2020. Edmentum’s increase in premium was driven by higher comparable company trading multiples and market conditions.

With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. However, as of June 30, 2020, two of our non-control/ non-affiliate investments, Engine Group, Inc. (“Engine”) and USC are valued at discounts to amortized cost of $32,706 and $98,512, respectively. As of June 30, 2020, our CLO investment portfolio is valued at a $380,118 discount to amortized cost. Excluding Engine, USC, and the CLO investment portfolio, non-control/non-affiliate investments at June 30, 2020 are valued at $35,674 below their amortized cost largely due to widening credit spreads as market participants expected a higher yield on similar investments given the significant market volatility generated by the Wuhan Virus pandemic. For more information on change in unrealized, see “Results of Operations - Change in Unrealized Gains/Losses.”

Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of June 30, 2020 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in April 2017 (with a follow-on issuance in May 2018) and March 2019; Public Notes which we issued in March 2013, December 2015 (and from time to time through our 2024 Notes Follow-on Program), June 2018 (and from time to time through our 2028 Notes Follow-on Program), October 2018, and December 2018 (and from time to time through our 2029 Notes Follow-on Program); and Prospect Capital InterNotes® which we issue from time to time. As of June 30, 2020, our equity capital is comprised entirely of common equity.
The following table shows our outstanding debt as of June 30, 2020.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility(2)	$237,536	$9,145	$237,536	(3)	$237,536		1ML+2.20%	(6)

2022 Notes	258,240	3,615	254,625		247,133	(4)	5.65%	(7)
2025 Notes	201,250	5,277	195,973		194,279	(4)	6.63%	(7)
Convertible Notes	459,490		450,598		441,412

6.375% 2024 Notes	100,000	762	99,238		100,771	(4)	6.64%	(7)
2023 Notes	320,000	2,426	317,574		325,395	(4)	6.09%	(7)
2024 Notes	233,788	3,939	229,849		229,580	(4)	6.76%	(7)
2028 Notes	70,761	2,142	68,619		66,842	(4)	6.77%	(7)
2029 Notes	69,170	2,344	66,826		67,233	(4)	7.38%	(7)
Public Notes	793,719		782,106		789,821

Prospect Capital InterNotes®	680,229	12,802	667,427		658,292	(5)	6.06%	(8)
Total	$2,170,974		$2,137,667		$2,127,061

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of June 30, 2020.

(2)	The maximum draw amount of the Revolving Credit facility as of June 30, 2020 is $1,077,500.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Critical Accounting Policies and Estimates for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread based on observable market inputs.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

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

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2020.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$237,536	$—	$—	$237,536	$—
Convertible Notes	459,490	—	258,240	201,250	—
Public Notes	793,719	—	320,000	333,788	139,931
Prospect Capital InterNotes®	680,229	—	—	243,062	437,167
Total Contractual Obligations	$2,170,974	$—	$578,240	$1,015,636	$577,098
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2019.

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
On August 1, 2018, we renegotiated the 2014 Facility and closed an expanded five and a half year revolving credit facility (the “2018 Facility”). The lenders have extended commitments of $1,132,500 as of June 30, 2019. The 2018 Facility included an accordion feature which allowed commitments to be increased up to $1,500,000 in the aggregate.

On September 9, 2019, we amended the 2018 Facility and closed an expanded revolving credit facility (the “2019 Facility” and collectively with the 2014 Facility and the 2018 Facility, the “Revolving Credit Facility”). The lenders had extended commitments of $1,077,500 as of June 30, 2020. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The Revolving Credit Facility Facility matures on September 9, 2024. It includes a revolving period that extends through September 9, 2023, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due, if required by the lenders.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. The Revolving Credit Facility also requires the maintenance of a minimum liquidity requirement. As of June 30, 2020, we were in compliance with the applicable covenants.
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
For the years ended June 30, 2020, June 30, 2019, and June 30, 2018, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Year Ended June 30,
	2020	2019	2018
Average stated interest rate	3.31%	4.55%	3.94%
Average outstanding balance	$222,758	$225,310	$48,628
As of June 30, 2020 and June 30, 2019, we had $545,496 and $684,212, respectively, available to us for borrowing under the Revolving Credit Facility, net of $237,536 and $167,000 outstanding borrowings as of the respective balance sheet dates. As of June 30, 2020, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,515,469, which represents 28.7% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,077,500. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $10,904 of new fees and $1,473 were carried over for continuing participants from the previous facilities, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of June 30, 2020, $9,145 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities. During the year ended June 30, 2020, $397 of fees were expensed relating to credit providers in the 2014 Facility who did not commit to the 2019 Facility.
During the years ended June 30, 2020, 2019 and 2018, we recorded $21,850, $23,097 and $13,170, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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

On April 15, 2020, we repaid the outstanding principal amount of $127,711 of the 2020 Notes, plus interest. No gain or loss was realized on the transaction.
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
On December 23, 2019, we commenced a tender offer to purchase for cash up to $25,000 aggregate principal amount of the 2022 Notes (“2022 Notes December Tender Offer”). On January 22, 2020, $1,302 aggregate principal amount of the 2022 Notes, representing 0.5% of the previously outstanding 2022 Notes, were validly tendered and accepted. The 2022 Notes December Tender Offer resulted in our recognizing a loss of $51 during the three months ended March 31, 2020. During the three months ended March 31, 2020, we repurchased an additional $32,585 aggregate principal amount of the 2022 Notes at a weighted average price of 89.1 including commissions. As a result of this transaction, we recorded a gain of $3,045, in the amount of the difference between the reacquisition price and the net carrying amount of the 2022 Notes, net of the proportionate amount of unamortized debt issuance costs. As of June 30, 2020, the outstanding aggregate principal amount of the 2022 Notes is $258,240.
On March 1, 2019, we issued $175,000 aggregate principal amount of senior convertible notes that mature on March 1, 2025 (the “2025 Notes”), unless previously converted or repurchased in accordance with their terms. We granted the underwriters a 13-day over-allotment option to purchase up to an additional $26,250 aggregate principal amount of the 2025 Notes. The underwriters fully exercised the over-allotment option on March 11, 20l9 and we issued $26,250 aggregate principal amount of 2025 Notes at settlement on March 13, 2019. The 2025 Notes bear interest at a rate of 6.375% per year, payable semi-annually on March 1 and September 1 each year, beginning September 1, 2019. Total proceeds from the issuance of the 2025 Notes, net of underwriting discounts and offering costs, were $198,674. As of June 30, 2020, the outstanding aggregate principal amount of the 2025 Notes is $201,250.

Certain key terms related to the convertible features for the 2020 Notes, the 2022 Notes and the 2025 Notes (collectively, the “Convertible Notes”) are listed below.

	2022 Notes	2025 Notes
Initial conversion rate(1)	100.2305	110.7420
Initial conversion price	$9.98	$9.03
Conversion rate at June 30, 2020(1)(2)	100.2305	110.7420
Conversion price at June 30, 2020(2)(3)	$9.98	$9.03
Last conversion price calculation date	4/11/2020	3/1/2020
Dividend threshold amount (per share)(4)	$0.083330	$0.060000

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)	The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

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
In connection with the issuance of the Convertible Notes, we recorded a discount of $4,025 and debt issuance costs of $21,148 which are being amortized over the terms of the Convertible Notes. As of June 30, 2020, $3,263 of the original issue discount and $5,629 of the debt issuance costs remain to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the years ended June 30, 2020, 2019 and 2018, we recorded $37,661, $44,492 and $51,020, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
Public Notes
On March 15, 2013, we issued $250,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Original 2023 Notes”). The Original 2023 Notes bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2013. Total proceeds from the issuance of the Original 2023 Notes, net of underwriting discounts and offering costs, were $243,641. On June 20, 2018, we issued an additional $70,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Additional 2023 Notes”, and together with the Original 2023 Notes, the “2023 Notes”). The Additional 2023 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2023 Notes and bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the Additional 2023 Notes, net of underwriting discounts, were $69,403. As of June 30, 2020, the outstanding aggregate principal amount of the 2023 Notes is $320,000.

On April 7, 2014, we issued $300,000 aggregate principal amount of unsecured notes that mature on July 15, 2019 (the “5.00% 2019 Notes”). Included in the issuance is $45,000 of Prospect Capital InterNotes® that were exchanged for the 5.00% 2019 Notes. The 5.00% 2019 Notes bear interest at a rate of 5.00% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2014. Total proceeds from the issuance of the 5.00% 2019 Notes, net of underwriting discounts and offering costs, were $295,998. On June 7, 2018, we commenced a tender offer to purchase for cash any and all of the $300,000 aggregate principal amount outstanding of the 5.00% 2019 Notes. On June 20, 2018, $146,464 aggregate principal amount of the 5.00% 2019 Notes, representing 48.8% of the previously outstanding 5.00% 2019 Notes, were validly tendered and accepted. The transaction resulted in our recognizing a $3,705 loss during the three months ended June 30, 2018. On September 26, 2018, we repurchased the remaining $153,536 aggregate principal amount of the 5.00% 2019 Notes at a price of 101.645, including commissions. The transaction resulted in our recognizing a loss of $2,874 during the year ended June 30, 2019.

On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market (“ATM”) program with FBR Capital Markets & Co. through which we could sell, by means of ATM offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes (“Initial 2024 Notes ATM”). Following the initial 2024 Notes ATM, the aggregate principal amount of the

2024 Notes issued was $199,281 for net proceeds of $193,253, after commissions and offering costs. On July 2, 2018, we entered into a second ATM program with B. Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of the 2024 Notes (“Second 2024 Notes ATM”, and together with the Initial 2024 Notes ATM, the “2024 Notes Follow on Program”). The 2024 Notes are listed on the New York Stock Exchange (“NYSE”) and trade thereon under the ticker “PBB”.

During the year ended June 30, 2019, we issued an additional $35,162 aggregate principal amount under the Second 2024 Notes ATM, for net proceeds of $34,855, after commissions and offering costs. On March 20, 2020, we commenced a tender offer to purchase for cash any and all of the $234,443 aggregate principal amount of the 2024 Notes (“2024 Notes March Tender Offer”). On March 31, 2020, $655 aggregate principal amount of the 2024 Notes, representing 0.3% of the previously outstanding 2024 Notes, were validly tendered and accepted. The 2024 Notes March Tender Offer, resulted in our recognizing a gain of $203 during the three months ended March 31, 2020. As of June 30, 2020, the outstanding aggregate principal amount of the 2024 Notes is $233,788.

On June 7, 2018, we issued $55,000 aggregate principal amount of unsecured notes that mature on June 15, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts and offering costs were $53,119. On July 2, 2018, we entered into an ATM program with B. Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2028 Notes (“2028 Notes ATM” or “2028 Notes Follow-on Program”). The 2028 Notes are listed on the NYSE and trade thereon under the ticker “PBY.” During the year ended June 30, 2019, we issued an additional $15,761 aggregate principal amount under the 2028 Notes ATM, for net proceeds of $15,530, after commissions and offering costs. As of June 30, 2020, the outstanding aggregate principal amount of the 2028 Notes is $70,761.

On October 1, 2018, we issued $100,000 aggregate principal amount of unsecured notes that mature on January 15, 2024 (the “6.375% 2024 Notes”). The 6.375% 2024 Notes bear interest at a rate of 6.375% per year, payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2019. Total proceeds from the issuance of the 6.375% 2024 Notes, net of underwriting discounts and offering costs, were $98,985. As of June 30, 2020, the outstanding aggregate principal amount of the 6.375% 2024 Notes is $100,000.

On December 5, 2018, we issued $50,000 aggregate principal amount of unsecured notes that mature on June 15, 2029 (the “2029 Notes”). The 2029 Notes bear interest at a rate of 6.875% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning March 15, 2019. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts and offering costs, were $48,057. On February 9, 2019, we entered into an ATM program with B. Riley FBR, Inc., BB&T Capital Markets, and Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2029 Notes (“2029 Notes ATM” or “2029 Notes Follow-on Program”). The 2029 Notes are listed on the NYSE and trade thereon under the ticker “PBC.” During the year ended June 30, 2019, we issued an additional $19,170 aggregate principal amount under the 2029 Notes ATM, for net proceeds of $18,523, after commissions and offering costs. As of June 30, 2020, the outstanding aggregate principal amount of the 2029 Notes is $69,170.

The 2023 Notes, the 2024 Notes, the 2028 Notes, the 6.375% 2024 Notes, and the 2029 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $4,112 and debt issuance costs of $16,226, which are being amortized over the term of the notes. As of June 30, 2020, $2,053 of the original issue discount and $9,560 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the years ended June 30, 2020, 2019 and 2018, we recorded $51,294, $47,931 and $44,269, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
On February 13, 2020, the September 2019 Selling Agent Agreement was terminated, and we entered into a new selling agent agreement with Incapital LLC (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with the previously authorized selling agent agreements, the “InterNotes® Offerings”). Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of June 30, 2020, $680,229 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the year ended June 30, 2020, we issued $233,988 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $230,117. These notes were issued with stated interest rates ranging from 3.75% to 6.00% with a weighted average interest rate of 4.34%. These notes will mature between July 15, 2024 and July 15, 2030. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2020.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$113,064	3.75% - 5.50%	4.19%	July 15, 2024 – July 15, 2025
7	45,075	4.00% - 5.75%	4.27%	July 15, 2026 – July 15, 2027
10	75,849	3.75% - 6.00%	4.60%	July 15, 2029 – July 15, 2030
	$233,988
During the year ended June 30, 2019, we issued $236,971 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $233,140. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2019.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$119,426	5.00% - 5.75%	5.43%	July 15, 2023 - June 15, 2024
7	54,880	5.25% - 6.00%	5.80%	July 15, 2025 - June 15, 2026
8	385	5.75%	5.75%	July 15, 2026
10	62,280	5.50% - 6.25%	6.02%	July 15, 2028 - June 15, 2029
	$236,971
During the year ended June 30, 2020, we redeemed, prior to maturity, $255,822 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 5.06% in order to replace shorter maturity debt with longer-term debt. During the year ended June 30, 2020, we repaid $5,636 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the year ended June 30, 2020 was $2,470. The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2020.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$218,240	3.75% - 5.75%	4.81%	September 15, 2023 – July 15, 2025
7	104,529	4.00% - 6.00%	5.11%	July 15, 2024 – July 15, 2027
8	24,325	4.50% - 5.75%	4.67%	August 15, 2025 – July 15, 2026
10	159,802	3.75% - 6.25%	5.32%	January 15, 2024 – July 15, 2030
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	16,851	5.75% - 6.00%	5.79%	May 15, 2028 – November 15, 2028
18	18,741	4.50% - 6.25%	5.58%	December 15, 2030 – August 15, 2031
20	3,847	5.75% - 6.00%	5.89%	November 15, 2032 – October 15, 2033
25	30,710	6.25% - 6.50%	6.39%	August 15, 2038 – May 15, 2039
30	100,206	5.50% - 6.75%	6.25%	November 15, 2042 – October 15, 2043
	$680,229
During the year ended June 30, 2019, we redeemed, prior to maturity, $279,841 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.91% in order to replace shorter maturity debt with longer-term debt. During the year ended June 30, 2019, we repaid $10,355 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the year ended June 30, 2019 was $2,047.

The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2019.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$283,450	4.00% – 5.75%	5.10%	January 15, 2021 - June 15, 2024
5.5	1,399	4.25%	4.25%	July 15, 2020
6.5	34,745	5.10% – 5.25%	5.24%	January 15, 2022 - May 15, 2022
7.0	83,731	4.00% – 6.00%	5.56%	January 15, 2020 - June 15, 2026
7.5	1,996	5.75%	5.75%	February 15, 2021
8.0	24,500	4.50% – 5.75%	4.67%	August 15, 2025 - July 15, 2026
10	99,529	5.50% – 7.00%	6.09%	March 15, 2022 - June 15, 2029
12.0	2,978	6.00%	6.00%	November 15, 2025 - December 15, 2025
15	17,077	5.25% – 6.00%	5.35%	May 15, 2028 - November 15, 2028
18	19,306	4.13% – 6.25%	5.58%	December 15, 2030 - August 15, 2031
20	3,887	5.75% - 6.00%	5.90%	November 15, 2032 - October 15, 2033
25	31,855	6.25% – 6.50%	6.39%	August 15, 2038 - May 15, 2039
30	103,246	5.50% – 6.75%	6.24%	November 15, 2042 - October 15, 2043
	$707,699
In connection with the issuance of Prospect Capital InterNotes®, we incurred $28,878 of fees which are being amortized over the term of the notes, of which $12,802 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of June 30, 2020.
During the years ended June 30, 2020, 2019, and 2018, we recorded $37,563, $41,711 and $46,580, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Net Asset Value
During the year ended June 30, 2020, our net asset value decreased by $250,414 or $0.83 per share. The decrease was primarily attributable to an increase in net realized and net change in unrealized losses of $281,918, or $0.76 per weighted average share. The decrease was also attributable to $0.07 of dilution per share related to common stock issuances primarily through our dividend reinvestment program. Our net investment income of $265,694, or $0.72 per weighted average share, we fully offset by dividends to stockholders of $265,277, or $0.72 per weighted average share, resulting in no impact to net asset value per share for the year ended June 30, 2020. The following table shows the calculation of net asset value per share as of June 30, 2020 and June 30, 2019.

	June 30, 2020	June 30, 2019
Net assets	$3,055,861	$3,306,275
Shares of common stock issued and outstanding	373,538,499	367,131,025
Net asset value per share	$8.18	$9.01
Results of Operations
For information regarding results of operations for the year ended June 30, 2018, see the Company's Form 10-K for the fiscal year ended June 30, 2019.
Operating results for the years ended June 30, 2020 and 2019 were as follows:

	Years ended June 30,
	2020	2019
Investment Income	$623,530	$703,767
Operating Expenses	357,836	390,908
Net Investment Income	265,694	312,859
Net Realized (Losses) Gains from Investments	(7,574)	14,684
Net Change in Unrealized (Losses) from Investments	(271,642)	(174,569)
Net Realized Losses on Extinguishment of Debt	(2,702)	(8,487)
Net (Decrease) Increase in Net Assets Resulting from Operations	$(16,224)	$144,487
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

The following table describes the various components of investment income and the related levels of debt investments:

	Year Ended June 30,
	2020	2019
Interest income	$554,376	$624,116
Dividend income	11,444	36,029
Other income	57,710	43,622
Total investment income	$623,530	$703,767

Average debt principal of performing interest bearing investments(1)	$5,254,455	$5,516,876
Weighted average interest rate earned on performing interest bearing investments(1)	10.55%	11.31%
Average debt principal of all interest bearing investments(2)	$5,879,597	$6,065,492
Weighted average interest rate earned on all interest bearing investments(2)	9.43%	10.29%
(1) Excludes equity investments and non-accrual loans.
(2) Excludes equity investments.

Average interest income producing assets decreased from $5,516,876 for the year ended June 30, 2019 to $5,254,455 for the year ended June 30, 2020. The decrease is primarily due to repayments. The average interest earned on interest bearing performing assets decreased from 11.31% for the year ended June 30, 2019 to 10.55% for the year ended June 30, 2020. The decrease is primarily due to an increase in foregone interest due to non-accrual investments, a decline in LIBOR and reduced returns from our structured credit investments.

Investment income is also generated from dividends and other income which is less predictable than interest income. The following table describes dividend income earned for the years ended June 30, 2020 and June 30, 2019, respectively:

	Year Ended June 30,
	2020	2019
Dividend income
National Property REIT Corp.	$—	$21,000
Valley Electric Company, Inc.	7,538	12,962
NMMB, Inc.	2,797	—
Targus Cayman HoldCo Limited	—	659
Other, net	1,109	1,408
Total dividend income	$11,444	$36,029

Other income is comprised of structuring fees, advisory fees, royalty interests, settlement of net profits interests and settlement of residual profits interests. The following table describes other income earned for the years ended June 30, 2020 and June 30, 2019, respectively:

	Year Ended June 30,
	2020	2019
Structuring, advisory and amendment fees
CCPI Inc.	$—	$1,301
National Property REIT Corp.	14,454	14,743
Town & Country Holdings, Inc.	—	2,100
PeopleConnect Intermediate, LLC	5,170	—
Ahead Data Blue, LLC	1,400	—
Other, net	4,562	5,408
Total structuring, advisory and amendment fees	$25,586	$23,552
Royalty and net revenue interests
National Property REIT Corp.	30,891	18,963
Other, net	710	531
Total royalty and net revenue interests	31,601	19,494
Administrative agent fees
Other, net	523	576
Total administrative agent fees	523	576
Total other income	$57,710	$43,622

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
The following table describes the various components of our operating expenses:

	Years ended June 30,
	2020	2019
Base management fee	$108,910	$121,833
Income incentive fee	68,057	78,215
Interest and credit facility expenses	148,368	157,231
Allocation of overhead from Prospect Administration	18,247	14,837
Audit, compliance and tax related fees	4,028	5,014
Directors’ fees	453	457
Other general and administrative expenses	9,773	13,321
Total Operating Expenses	$357,836	$390,908
Total gross base management fee was $108,910 and $121,943 for the years ended June 30, 2020 and 2019, respectively. Decreases in total gross base management fees are directly related to corresponding decrease in average total assets. Included in the gross base management fee for the year ended June 30, 2019 is a $2,757 adjustment for fees earned in prior periods that were neither expensed nor paid to the Investment Adviser, for which we incurred $64 in accrued interest on those past due amounts. The interest on the amount owed to the Investment Adviser was calculated using the average of 1-month LIBOR rates from September 2010 through the date of payment. The Investment Adviser has entered into a servicing agreement with certain institutions who purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. We are given a credit for these payments as a reduction of the base management fee payable by us to the Investment Adviser. We received payments of $110 from these institutions for the year ended June 30, 2019. No such payments were received for the year ended June 30, 2020. We were given a credit for these payments as a reduction of base management fee payable by us to the Investment Adviser resulting in net base management fees of $108,910 and $121,833 for the years ended June 30, 2020 and 2019, respectively.

For the years ended June 30, 2020 and 2019, we incurred $68,057 and $78,215 of income incentive fees. Decreases in income incentive fees are driven by corresponding movements in pre-incentive fee net investment income, which was $333,751, and $391,074 for the years ended June 30, 2020, and 2019, respectively. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement. Income incentive fee for the three months ended June 30, 2020 includes a $1,306 adjustment for fees earned in prior periods that were neither expensed nor paid to the Investment Adviser.
During the years ended June 30, 2020 and 2019, we incurred $148,368 and $157,231, respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years.

	Year Ended June 30,
	2020	2019
Interest on borrowings	$126,501	$135,800
Amortization of deferred financing costs	8,580	10,837
Accretion of discount on Public Notes	1,042	667
Facility commitment fees	12,245	9,927
Total interest and credit facility expenses	$148,368	$157,231

Average principal debt outstanding	$2,314,174	$2,511,764
Annualized weighted average stated interest rate on borrowings(1)	5.47%	5.41%
Annualized weighted average interest rate on borrowings(2)	6.41%	6.26%

(1)	Includes only the stated interest expense.

(2)	Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
Interest expense decreased from $157,231 year ended June 30, 2019 to $148,368 for the year ended June 30, 2020. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) increased from 5.41% for the year ended June 30, 2019 to 5.47% for the year ended June 30, 2020 primarily due to issuances of Public Notes and the 2025 Notes during the second half of the prior year at higher rates, partially offset by repurchases and maturity of our Convertible Notes and increased utilization of our Revolving Credit Facility, which bears a lower rate than our remaining debt.
The allocation of net overhead expense from Prospect Administration was $18,247 and $14,837 for the years ended June 30, 2020 and 2019, respectively. Prospect Administration received estimated payments of $1,530 and $607 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal services during the years ended June 30, 2020 and 2019, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $14,254 and $18,792 for the years ended June 30, 2020 and 2019, respectively. The decrease of $4,538 during the year ended June 30, 2020 was primarily attributable to a decrease in legal fees due to a reimbursement from litigation proceeds of previously expensed legal fees, in addition to a decrease in audit, compliance and tax related fees.
Net Investment Income
Net investment income represents the difference between investment income and operating expenses. Net investment income was $265,694 and $312,859 for the years ended June 30, 2020 and 2019, respectively. The decrease of $47,165 during the year ended June 30, 2020 compared to the year ended June 30, 2019 was primarily due to a decrease of $69,740, and $24,585 in interest income and dividend income, respectively, partially offset by a $14,088 increase in other income. The year over year decrease was partially offset by a $33,072 decrease in operating expenses, which was primarily attributable to a $23,081 decrease in advisory fees.

Refer to above Investment Income and Operating Expenses discussions for further detail.
Net Realized (Losses) Gains
The following table details net realized gains (losses) from investments for the years ended June 30, 2020 and June 30, 2019:

	Years Ended June 30,
Portfolio Company	2020	2019
CCPI, Inc.	$2,366	$12,241
SB Forging Company II, Inc.	—	2,204
Rated Secured Structured Note Portfolio	1,885	—
New Century Transportation, Inc.	449	1,000
Voya CLO 2012-2, Ltd.	(450)	—
PeopleConnect Holdings, LLC	(522)	—
Maverick Healthcare Equity, LLC	—	(1,252)
Madison Park Funding XI, Ltd.	(1,949)	—
Easy Gardener	(9,719)	—
Other, net	366	491
Net realized (losses) gains	$(7,574)	$14,684
The following table details net realized gains (losses) on extinguishment of debt for the years ended June 30, 2020 and June 30, 2019:

	Years Ended June 30,
Debt Extinguished	2020	2019
2022 Notes	$1,323	$—
2020 Notes	(933)	(3,242)
Prospect Capital InterNotes®	(2,470)	(2,047)
5.00% 2019 Notes	—	(2,874)
Other, net	(622)	(324)
Net realized (losses)	$(2,702)	$(8,487)
Change in Unrealized (Losses) Gains
The following table details net change in unrealized (losses) gains for our portfolio for the for the years ended June 30, 2020 and June 30, 2019:

	Years ended June 30,
	2020(1)	2019
Control investments	$(117,552)	$5,105
Affiliate investments	67,077	(35,449)
Non-control/non-affiliate investments	(221,167)	(144,225)
Net change in unrealized (losses) gains	$(271,642)	$(174,569)

(1) For the year ended June 30, 2020, the fair value of our investments was negatively impacted by the uncertainty surrounding the impact of the Wuhan Virus pandemic. For more information, see “Investment Valuation”.

The following table reflects net change in unrealized gains (losses) on investments for the year ended June 30, 2020:

Net Change in Unrealized Gains (Losses)
National Property REIT Corp.	$32,238
First Tower Finance Company LLC	14,769
Edmentum Ultimate Holdings, LLC	11,006
United Sporting Companies, Inc.	9,713
NMMB, Inc.	7,575
Easy Gardener Products, Inc.	7,488
USES Corp.	6,050
Targus Cayman HoldCo Limited	5,576
Securus Technologies Holdings, Inc.	(7,058)
Credit Central Loan Company, LLC	(8,623)
InterDent, Inc.	(12,299)
Valley Electric Company, Inc.	(13,327)
Echelon Transportation, LLC	(14,704)
Other, net	(15,958)
Engine Group, Inc.	(27,873)
Pacific World Corporation	(61,254)
CP Energy Services Inc.	(77,900)
Subordinated Structured Notes	(127,061)
Net change in unrealized (losses)	$(271,642)

The following table reflects net change in unrealized gains (losses) on investments for year ended June 30, 2019:

Net Change in Unrealized Gains (Losses)
Valley Electric Company, Inc.	$87,367
First Tower Finance Company LLC	46,681
NMMB, Inc.	10,948
National Property REIT Corp.	7,087
Edmentum Ultimate Holdings, LLC	5,006
CCPI Inc.	(6,058)
InterDent, Inc.	(8,918)
Credit Central Loan Company, LLC	(10,341)
MITY, Inc.	(16,851)
CP Energy Services Inc.	(18,729)
Universal Turbine Parts, LLC	(27,506)
Other, net	(31,004)
United Sporting Companies, Inc.	(39,940)
Pacific World Corporation	(61,987)
Subordinated Structured Notes	(110,324)
Net change in unrealized (losses)	$(174,569)

Financial Condition, Liquidity and Capital Resources
For the years ended June 30, 2020 and 2019, our operating activities provided $429,438 and $223,838 of cash, respectively. There were no investing activities for the years ended June 30, 2020 and 2019. Financing activities used $491,975 and $200,498 of cash during the years ended June 30, 2020 and 2019, respectively, which included dividend payments of $239,954 and $245,096, respectively.

Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.
Our primary sources of funds have historically been issuances of debt and equity. More recently, we have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the year ended June 30, 2020, we borrowed $1,245,000 and we made repayments totaling $1,174,464 under the Revolving Credit Facility. As of June 30, 2020, our outstanding balance on the Revolving Credit Facility was $237,536.As of June 30, 2020, we had, net of unamortized discount and debt issuance costs, $450,598 outstanding on the Convertible Notes, $782,106 outstanding on the Public Notes, and $667,427 outstanding on the Prospect Capital InterNotes® (See “Capitalization” above).
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of June 30, 2020 and June 30, 2019, we had $41,487 and $23,375, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of June 30, 2020 and June 30, 2019.
We have guaranteed $2,487 in standby letters of credit issued through a financial intermediary and $2,624 of equipment lease obligations on behalf of InterDent, Inc. (“InterDent”) as of June 30, 2020. Under these arrangements, we would be required to make payments to the financial intermediary or equipment lease provider, respectively, if InterDent was to default on their related payment obligations. As of June 30, 2020, we have not recorded a liability on the statement of assets and liabilities for these guarantees as the likelihood of default on the standby letters of credit or equipment lease is deemed to be remote.
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
Our stockholders’ equity accounts as of June 30, 2020 and June 30, 2019 reflect cumulative shares issued, net of shares repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
As part of our Repurchase Program, we delivered a notice with our annual proxy mailing on September 19, 2019. We did not repurchase any shares of our common stock for the years ended June 30, 2020 and June 30, 2019.
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
Recent Developments
On July 15, 2020, H.I.G ECI Merger Sub, Inc. fully repaid the $43,792 Senior Secured Term Loan A and the $29,900 Senior Secured Term Loan B receivable to us at par.
On July 15, 2020, we issued $48,214 of First Lien Senior Secured Notes and $1,786 of Delayed Draw Term Loan (“DDTL”) commitments to Eze Castle Integration, Inc. (“ECI”). Our DDTL commitment was unfunded at close. ECI is a provider of managed services and technology solutions.
On July 23, 2020, we commenced a cash tender offer (the “Tender Offer”) to purchase up to $100,000 aggregate principal amount of our 2022 Notes, of which $258,240 aggregate principal amount was then outstanding. The Tender Offer expired at 12:00 midnight, New York City time, on August 20, 2020 (one minute after 11:59 p.m., New York City time, on August 19, 2020). As of the expiration date, $29,420 aggregate principal amount of the 2022 Notes, representing 11.4% of the previously outstanding 2022 Notes, were validly tendered and accepted. Following the settlement of the Tender Offer on August 24, 2020, approximately $228,820 aggregate principal amount of the 2022 Notes remain outstanding.

On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (the “Dealer Manager”) (the “Dealer Manager Agreement”), pursuant to which the Dealer Manager has agreed to serve as the Company’s agent, principal distributor and exclusive dealer manager for the Company’s offering of up to 40,000,000 shares, par value $0.001 per share, of preferred stock, with a $1,000,000,000 aggregate liquidation preference (the “Preferred Stock”). The Preferred Stock will be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), and the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”, and together with the Series M1 Preferred Stock, the “Series M Preferred Stock”), and the Company may offer any future series of Preferred Stock, provided that the aggregate number of shares issued across all series of Preferred Stock shall not exceed 40,000,000 shares. The Preferred Stock may be convertible by the holder of the Preferred Stock ("Holder Optional Conversion") at any time prior to the listing of the Preferred Stock on a national securities exchange, subject to certain conditions, including a conversion fee and our election to settle conversions in cash or shares of our common stock or a combination thereof. Prior to the five year anniversary of the date on which a share of Preferred Stock is issued, our election to settle all or a portion of any Holder Optional Conversion in cash is subject to certain limitations and restrictions. Subject to certain limitations, including a two year restriction that is subject to certain limited exceptions, a share of Preferred Stock may also be converted at our option at any time or from time to time, for cash or shares of our common stock upon not less than 30 calendar days nor more than 90 calendar days written notice to the holder prior to the date fixed for conversion thereof (however, settlement in cash is subject to a five year restriction). Subject to certain limitations, including a five year restriction that is subject to certain exceptions, a share of Preferred Stock may also be redeemed by us at our option, at any time or from time to time, for cash upon not less than 10 calendar days nor more than 90 calendar days written notice to the holder prior to the date fixed for redemption thereof. In connection with such offering, on August 3, 2020, we filed an amendment to our charter with the State Department of Assessments and Taxation of Maryland (“SDAT”) to increase our authorized shares of common stock from 1,000,000,000 shares of common stock to 2,000,000,000 shares of common stock and filed Articles Supplementary with the SDAT, reclassifying and designating 120,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of Preferred Stock as “Convertible Preferred Stock.”
On August 6, 2020, we made a new $21,500 First Lien Term Loan investment in First Brands Group, LLC, an after-market automotive repair parts supplier. On August 19, 2020, we made a follow-on $5,850 First Lien Term Loan investment in First Brands Group, LLC.
During the period of July 29, 2020 through August 14, 2020, we provided $14,740 of Senior Secured Term Loan A funding to National Property REIT Corp. (“NPRC”) and its wholly-owned subsidiaries to provide working capital and support real estate capital expenditures and provided $22,000 of Senior Secured Term Loan C investments to fund operating expenses. On July 31, 2020, we received partial repayments of $5,035 of our Senior Secured Term Loan B outstanding with NPRC and its wholly-owned subsidiaries.
During the period from July 1, 2020 through August 26, 2020, we issued $26,192 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $25,794.
On August 26, 2020, we announced the declaration of monthly base dividends in the following amounts and with the following dates:

•	$0.06 per share for September 2020 to holders of record on September 30, 2020 with a payment date of October 22, 2020.

•	$0.06 per share for October 2020 to holders of record on October 30, 2020 with a payment date of November 19, 2020.
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
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the year ended June 30, 2020.

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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of June 30, 2020 and June 30, 2019, our qualifying assets as a percentage of total assets, stood at 74.44% and 73.85%, respectively.
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
Online Small-and-Medium-Sized Business Lending Risk
With respect to our online small-and-medium-sized business (“SME”) lending initiative, we invest primarily in marketplace loans through marketplace lending platforms (e.g. OnDeck).  We do not conduct loan origination activities ourselves. Therefore, our ability to purchase SME loans, and our ability to grow our portfolio of SME loans, is directly influenced by the business performance and competitiveness of the marketplace loan origination business of the marketplace lending platforms from which we purchase SME loans. In addition, our ability to analyze the risk-return profile of SME loans is significantly dependent on the marketplace platforms’ ability to effectively evaluate a borrower’s credit profile and likelihood of default. If we are unable to effectively evaluate borrowers’ credit profiles or the credit decisioning and scoring models implemented by each platform, we may incur unanticipated losses which could adversely impact our operating results.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of June 30, 2020, approximately 0.9% of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of June 30, 2020, we do not expect to have any excise tax due for the 2020 calendar year. Thus, we have not accrued any excise tax for this period.
If we fail to satisfy the annual distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate income tax rates. We would not be able to deduct distributions to stockholders, nor would we be required to make distributions. Distributions would generally be taxable to our individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits, provided certain holding period and other requirements are met. Subject to certain limitations under the Code, corporate distributions would be eligible for the dividends-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our stockholders our accumulated earnings and profits attributable to non-RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of June 30, 2020, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2017 and thereafter remain subject to examination by the Internal Revenue Service.
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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of SEC registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of June 30, 2020 and June 30, 2019, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules will be effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. We evaluated the impact of adopting the Final Rules on our consolidated financial statements and because the new definition of “significant subsidiary” contained therein is specific to investment companies, we elected to early adopt the Final Rules for our year ended June 30, 2020. Refer to Note 3. Portfolio Investments - Unconsolidated Significant Subsidiaries for disclosure.

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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and equity price risk. Uncertainty with respect to the economic effects of the Wuhan Virus outbreak has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. For additional information concerning the Wuhan Virus pandemic and its potential impact on our business and our operating results, see Part I, Item 1A. Risk Factors, “Risks Relating to Our Operations as a Business Development Company - The Wuhan Virus pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.”

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates impacting some of the loans in our portfolio which have floating interest rates. Additionally, because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See Part I, Item 1A. Risk Factors, “Risks Relating to Our Business—Changes in interest rates may affect our cost of capital and net investment income.”
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a LIBOR floor. Our loans typically have durations of one, three or six months after which they reset to current market interest rates. As of June 30, 2020, 85.9% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility that is based on floating LIBOR rates. Interest on borrowings under the revolving credit facility is one-month LIBOR plus 220 basis points with no minimum LIBOR floor and there is $237,536 outstanding as of June 30, 2020. The Convertible Notes, Public Notes and remaining Prospect Capital InterNotes® bear interest at fixed rates.
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in Subordinated Structured Notes) to our loan portfolio and outstanding debt as of June 30, 2020, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Net Investment Income (1)
Up 300 basis points	$61,338	$7	$61,331	$49,065
Up 200 basis points	33,800	5	33,795	27,036
Up 100 basis points	10,972	2	10,970	8,776
Down 100 basis points	(2,910)	—	(2,910)	(2,328)
Down 200 basis points	(2,988)	—	(2,988)	(2,390)

(1)	Includes the impact of income incentive fees. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of June 30, 2020, one, three and six month LIBOR were 0.16%, 0.30% and 0.37% respectively.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the year ended June 30, 2020, we did not engage in hedging activities.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Prospect Capital Corporation
New York, New York
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Prospect Capital Corporation and subsidiaries (the “Company”), including the consolidated schedules of investments, as of June 30, 2020 and 2019, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2020 and 2019, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 26, 2020 expressed an unqualified opinion thereon.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of June 30, 2020 and 2019 by correspondence with the custodians, brokers and portfolio companies, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Investments

As described in Notes 2 and 3 to the consolidated financial statements, the Company's consolidated investments at fair value were $5,232 million at June 30, 2020. Investments were valued in accordance with ASC 820, Fair Value Measurement

(“ASC 820”), which defines the fair value of investments as the price received upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market in which that investment is transacted. The Company’s investment portfolio is primarily comprised of privately held equity and debt instruments, all of which have been determined to be level 3 investments. Per ASC 820, level 3 investments utilize inputs that are unobservable and significant to the entire fair value measurement. The fair value of investments in equity and debt instruments is determined on a quarterly basis by the Board of Directors based on input from third-party valuation firms, management and the Audit Committee. The third-party valuation firms prepare independent valuations with a range of values for each investment based on their independent assessments.

We identified the valuation of investments as a critical audit matter. The principal considerations for our determination are: (i) the number of illiquid investment types in which the Company invests, including portfolio companies, collateralized loan obligations (“CLO”) and real estate properties, (ii) the use of various complex models to value these investments, and (iii) the use of significant unobservable inputs and assumptions in the valuation models. Auditing these complex models and management’s assumptions involved a high degree of auditor judgment and specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the reasonableness of management’s fair value estimates of investments by assessing management’s and the third-party valuation firms' assumptions used for each investment type, testing the accuracy and relevance of significant underlying data and validating the mathematical accuracy of the fair value estimates. Significant underlying data testing includes:

◦
Portfolio companies - (i) assessing the reasonableness and accuracy of underlying data used by obtaining audited, interim and forecasted financial statements from portfolio companies containing revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) amounts, (ii) testing the reasonableness of EBITDA adjustments, (iii) testing the accuracy of the capital structure for control investments and (iv) recalculating the reasonableness of the contractual cash flows associated with non-control investments in accordance with the terms defined in the respective credit agreement.

◦
CLO - assessing the reasonableness and accuracy of the call date assumption by independently obtaining and verifying historical call dates and recalculating the projected call dates for a sample of investments.

◦	Real estate properties - assessing the reasonableness and accuracy of property net operating income through confirmations and audited financial statements obtained from underlying property managers.

•
Utilizing personnel with specialized knowledge and skill in valuation to assist in performing the following procedures for a selection of investments: (i) assessing the appropriateness of valuation models, such as the market or income approach for portfolio companies, including discounted cash flow models for portfolio companies and CLOs or net asset value (“NAV”) analysis for real estate properties, (ii) evaluating whether assumptions used were reasonable including (a) historical or forecasted revenue or EBITDA multiples, discount rates, and market yields for portfolio companies (b) assumptions such as, but not limited to default rate, prepayment rate, recovery rate, and reinvestment spread for CLOs, and (c) capitalization rates for real estate properties, (iii) recalculating the fair value estimates for accuracy for portfolio companies and real estate properties, and (iv) performing independent fair value calculations for CLOs from independently derived assumptions.

CLO Interest Income Recognition

The Company’s interest income derived from CLOs listed as structured credit securities was $111 million for the year ended June 30, 2020. As described in Note 2 to the consolidated financial statements, interest income from investments in the “equity” class of securities of CLO funds is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows. For each CLO security, the estimate of future cash flow is generated using third-party cash flow models, modeled with the terms of the CLO and its structure, and assumptions. The estimated future cash flows are used to estimate the effective yield that is applied to determine CLO interest income. Management of the Company monitors the expected cash inflows from the Company’s CLO equity investments, including the expected residual payments. The effective yield is determined and updated quarterly.

We identified CLO interest income recognition as a critical audit matter. The principal considerations for our determination are the high degree of subjectivity and complexity in management’s judgments relating to the various assumptions used in the future cash flow models, which are then used to allocate interest income to the “equity” class of the CLO. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
On a sample basis, testing CLO interest income through: (i) recalculating management’s accretable yield and resulting income from respective cash flow runs, and (ii) testing of management’s assumptions by recalculating and independently corroborating management provided inputs and outputs for significant assumptions, including but not limited to call dates, CLO manager specific default rate, prepayment rate, recovery rate and reinvestment term, in accordance with management’s policy, to external sources and confirmations received directly from the underlying collateral managers.

•
On a sample basis, evaluating the reasonableness of CLO projected cash flows against actual cash collections, where applicable. Evaluating significant variances, if any, to determine whether the methodology and assumptions utilized were appropriate.

•
Utilizing personnel with specialized skill and knowledge in valuation to assist in evaluating the reasonableness and appropriateness of management’s significant assumptions used to estimate projected future cash flows from CLOs, including but not limited to default rate, discount rate, prepayment rate, recovery rate, and reinvestment term and spread.

/s/ BDO USA, LLP
BDO USA, LLP
We have served as the Company’s auditor since 2005.

New York, New York
August 26, 2020

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	June 30, 2020	June 30, 2019

Assets
Investments at fair value:
Control investments (amortized cost of $2,286,725 and $2,385,806, respectively)	$2,259,292	$2,475,924
Affiliate investments (amortized cost of $163,484 and $177,616, respectively)	187,537	76,682
Non-control/non-affiliate investments (amortized cost of $3,332,509 and $3,368,880, respectively)	2,785,499	3,100,947
Total investments at fair value (amortized cost of $5,782,718 and $5,932,302, respectively)	5,232,328	5,653,553
Cash	44,561	107,098
Receivables for:
Interest, net	11,712	26,504
Other	106	3,326
Prepaid expenses	1,248	1,053
Due from broker	1,063	—
Due from Affiliate	—	—
Deferred financing costs on Revolving Credit Facility (Note 4)	9,145	8,529
Total Assets	5,300,163	5,800,063

Liabilities
Revolving Credit Facility (Notes 4 and 8)	237,536	167,000
Convertible Notes (less unamortized discount and debt issuance costs of $8,892 and $13,867, respectively) (Notes 5 and 8)	450,598	739,997
Public Notes (less unamortized discount and debt issuance costs of $12,802 and $13,826, respectively) (Notes 6 and 8)	782,106	780,548
Prospect Capital InterNotes® (less unamortized debt issuance costs of $11,613 and $12,349, respectively) (Notes 7 and 8)	667,427	695,350
Due to Prospect Capital Management (Note 13)	42,481	46,525
Interest payable	29,066	34,104
Dividends payable	22,412	22,028
Due to Prospect Administration (Note 13)	7,000	1,885
Accrued expenses	3,648	5,414
Due to broker	1	—
Other liabilities	2,027	937
Total Liabilities	2,244,302	2,493,788
Commitments and Contingencies (Note 3)
Net Assets	$3,055,861	$3,306,275

Components of Net Assets
Common stock, par value $0.001 per share (1,000,000,000 common shares authorized; 373,538,499 and 367,131,025 issued and outstanding, respectively) (Note 9)	$374	$367
Paid-in capital in excess of par (Note 9)	4,070,874	4,039,872
Total distributable earnings (loss)	(1,015,387)	(733,964)
Net Assets	$3,055,861	$3,306,275
Net Asset Value Per Share (Note 16)	$8.18	$9.01

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended June 30,
	2020	2019	2018
Investment Income
Interest income:
Control investments	$200,948	$211,212	$195,487
Affiliate investments	12,649	943	553
Non-control/non-affiliate investments	229,963	271,907	285,473
Structured credit securities	110,816	140,054	125,499
Total interest income	554,376	624,116	607,012
Dividend income:
Control investments	10,335	34,127	11,279
Affiliate investments	—	659	—
Non-control/non-affiliate investments	1,109	1,243	1,767
Total dividend income	11,444	36,029	13,046
Other income:
Control investments	47,311	36,011	15,080
Affiliate investments	38	—	—
Non-control/non-affiliate investments	10,361	7,611	22,707
Total other income (Note 10)	57,710	43,622	37,787
Total Investment Income	623,530	703,767	657,845
Operating Expenses
Base management fee (Note 13)	108,910	121,833	118,046
Income incentive fee (Note 13)	68,057	78,215	71,713
Interest and credit facility expenses	148,368	157,231	155,039
Allocation of overhead from Prospect Administration (Note 13)	18,247	14,837	10,031
Audit, compliance and tax related fees	4,028	5,014	5,539
Directors’ fees	453	457	450
Other general and administrative expenses	9,773	13,321	10,177
Total Operating Expenses	357,836	390,908	370,995
Net Investment Income	265,694	312,859	286,850
Net Realized and Change in Unrealized (Losses) Gains from Investments
Net realized (losses) gains
Control investments	—	14,309	13
Affiliate investments	—	—	(13,351)
Non-control/non-affiliate investments	(7,574)	375	(5,126)
Net realized (losses) gains	(7,574)	14,684	(18,464)
Net change in unrealized (losses) gains
Control investments	(117,552)	5,105	55,670
Affiliate investments	67,077	(35,449)	25,671
Non-control/non-affiliate investments	(221,167)	(144,225)	(42,270)
Net change in unrealized (losses) gains	(271,642)	(174,569)	39,071
Net Realized and Change in Unrealized (Losses) Gains from Investments	(279,216)	(159,885)	20,607
Net realized losses on extinguishment of debt	(2,702)	(8,487)	(7,594)
Net (Decrease) Increase in Net Assets Resulting from Operations	$(16,224)	$144,487	$299,863
Net (decrease) increase in net assets resulting from operations per share	$(0.04)	$0.39	$0.83
Dividends declared per share	$(0.72)	$(0.72)	$(0.77)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)

	Common Stock
	Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)	Total Net Assets
Balance as of June 30, 2017	360,076,933	$360	$3,991,317	$(636,725)	$3,354,952
Net Increase in Net Assets Resulting from Operations:
Net investment income				286,850	286,850
Net realized losses				(26,058)	(26,058)
Net change in net unrealized gains				39,071	39,071
Distributions to Stockholders:					—
Distributions from earnings				(277,224)	(277,224)
Value of shares issued through reinvestment of dividends	4,333,005	4	29,452		29,456
Tax reclassifications of net assets (Note 12)			772	(772)	—
Total increase for the year ended June 30, 2018	4,333,005	4	30,224	21,867	52,095
Balance as of June 30, 2018	364,409,938	$364	$4,021,541	$(614,858)	$3,407,047
Net Increase in Net Assets Resulting from Operations:
Net investment income				312,859	312,859
Net realized losses				6,197	6,197
Net change in net unrealized gains				(174,569)	(174,569)
Distributions to Stockholders:					—
Distributions from earnings				(263,624)	(263,624)
Value of shares issued through reinvestment of dividends	2,721,087	3	18,362		18,365
Tax reclassifications of net assets (Note 12)			(31)	31	—
Total increase (decrease) for the year ended June 30, 2019	2,721,087	3	18,331	(119,106)	(100,772)
Balance as of June 30, 2019	367,131,025	$367	$4,039,872	$(733,964)	$3,306,275
Net Decrease in Net Assets Resulting from Operations:
Net investment income				265,694	265,694
Net realized losses				(10,276)	(10,276)
Net change in net unrealized losses				(271,642)	(271,642)
Distributions to Stockholders:					—
Distributions from earnings				(265,277)	(265,277)
Issuance of common stock, net of offering and underwriting costs	1,158,222	1	6,145		6,146
Value of shares issued through reinvestment of dividends	5,249,252	6	24,935		24,941
Tax reclassifications of net assets (Note 12)			(78)	78	—
Total increase (decrease) for the year ended June 30, 2020	6,407,474	7	31,002	(281,423)	(250,414)
Balance as of June 30, 2020	373,538,499	$374	$4,070,874	$(1,015,387)	$3,055,861

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

	Year Ended June 30,
	2020	2019	2018
Operating Activities
Net (decrease) increase in net assets resulting from operations	$(16,224)	$144,487	$299,863
Net realized losses on extinguishment of debt	2,702	8,487	7,594
Net realized losses (gains) on investments	7,574	(14,684)	18,464
Net change in unrealized losses (gains) on investments	271,642	174,569	(39,071)
Amortization of discounts, net	4,436	(9,595)	31,005
Accretion of discount on Public Notes (Note 6)	1,042	667	226
Amortization of deferred financing costs	8,580	10,837	12,063
Payment-in-kind interest	(55,657)	(43,635)	(9,404)
Structuring fees	(10,148)	(4,240)	(13,959)
Change in operating assets and liabilities:
Payments for purchases of investments	(753,522)	(656,668)	(1,707,294)
Proceeds from sale of investments and collection of investment principal	956,901	627,978	1,831,286
Increase (decrease) in due to broker	1	(6,159)	(44,212)
(Decrease) increase in due to Prospect Capital Management	(4,044)	(2,520)	796
(Increase) decrease in due from broker	(1,063)	3,029	(3,029)
Decrease (increase) in interest receivable, net	14,792	(6,721)	(10,224)
(Decrease) in interest payable	(5,038)	363	(4,889)
(Decrease) increase in accrued expenses	(1,766)	(12)	1,046
Increase (decrease) in other liabilities	1,090	(578)	(581)
Decrease (increase) in other receivables	3,220	(1,459)	(943)
(Increase) in due from affiliate	—	88	(74)
(Increase) decrease in prepaid expenses	(195)	(69)	141
Increase (decrease) in due to Prospect Administration	5,115	(327)	302
Net Cash Provided by Operating Activities	429,438	223,838	369,106
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	1,245,000	1,178,154	810,000
Principal payments under Revolving Credit Facility (Note 4)	(1,174,464)	(1,048,154)	(773,000)
Issuances of Public Notes, net of original issue discount (Note 6)	—	220,092	125,000
Repurchase of Public Notes (Note 6)	(446)	(153,536)	(146,464)
Redemptions of Convertible Notes (Note 5)	(292,890)	(271,258)	(234,506)
Issuance of Convertible Notes (Note 5)	—	201,250	103,500
Issuances of Prospect Capital InterNotes® (Note 7)	233,988	236,971	76,297
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(261,458)	(290,196)	(295,867)
Financing costs paid	(7,897)	(28,725)	(12,480)
Proceeds from issuance of common stock, net of underwriting costs	6,146	—	—
Dividends paid	(239,954)	(245,096)	(255,911)
Net Cash Used in Financing Activities	(491,975)	(200,498)	(603,431)

Net (Decrease) increase in Cash	(62,537)	23,340	(234,325)
Cash at beginning of year	107,098	83,758	318,083
Cash at End of year	$44,561	$107,098	$83,758
Supplemental Disclosures
Cash paid for interest	$143,785	$145,364	$147,639
Purchases of investments settled net of proceeds from sale of investments	$61,086	$—	$—
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$24,941	$18,365	$29,456
Cost basis of investments written off as worthless	$12,139	$371	$20,316

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
(in thousands, except share data)

							June 30, 2020
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(50)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(46)

CP Energy Services Inc. (20)	Energy Equipment & Services	Senior Secured Term Loan	10/1/2017	12.00% (3ML+ 11.00%)	1.00	12/29/2022	$36,744	$36,744	$36,744	1.2%	(10)(45)
		Senior Secured Term Loan A to Spartan Energy Services, LLC	10/20/2014	9.00% (1ML+ 8.00%)	1.00	12/31/2022	13,156	13,156	13,156	0.4%	(10)
		Senior Secured Term Loan B to Spartan Energy Services, LLC	10/20/2014	15.00% PIK (1ML+ 14.00%)	1.00	12/31/2022	25,234	23,360	5,555	0.1%	(9)(10)
		Series B Convertible Preferred Stock (790 shares)	10/30/2015		—	N/A	—	63,225	14,430	0.5%	(16)
		Common Stock (102,924 shares)	8/2/2013		—	N/A	—	86,241	—	—%	(16)
								222,726	69,885	2.2%
Credit Central Loan Company, LLC (21)	Consumer Finance	Subordinated Term Loan	12/28/2012	10.00% plus 10.00% PIK	—	6/26/2024	62,859	59,870	62,859	2.1%	(14)(45)
		Class A Units (14,867,312 units)	12/28/2012		—	N/A	—	19,331	12,826	0.4%	(14)(16)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015		—	N/A	—	—	—	—%	(14)(16)
								79,201	75,685	2.5%
Echelon Transportation, LLC	Aerospace & Defense	Senior Secured Term Loan	3/31/2014	11.75% (1ML+ 9.75%) plus 2.25% PIK	2.00	3/31/2022	45,072	45,072	45,072	1.4%	(10)(45)
		Senior Secured Term Loan	12/9/2016	11.00% (1ML+ 9.00%) plus 1.00% PIK	2.00	12/7/2024	20,399	20,399	20,399	0.7%	(10)(45)
		Membership Interest (100%)	3/31/2014		—	N/A	—	22,737	20,156	0.7%	(16)
								88,208	85,627	2.8%
First Tower Finance Company LLC (23)	Consumer Finance	Subordinated Term Loan to First Tower, LLC	6/24/2014	10.00% plus 10.50% PIK	—	6/24/2024	277,069	277,069	277,069	9.0%	(14)(45)
		Class A Units (95,709,910 units)	6/14/2012		—	N/A	—	81,146	231,396	7.6%	(14)(16)
								358,215	508,465	16.6%
Freedom Marine Solutions, LLC (24)	Energy Equipment & Services	Membership Interest (100%)	11/9/2006		—	N/A	—	43,892	12,351	0.4%	(16)
								43,892	12,351	0.4%
InterDent, Inc. (29)	Health Care Providers & Services	Senior Secured Term Loan A/B	8/1/2018	7.05% (1ML+ 5.05%)	2.00	9/5/2020	14,249	14,249	14,249	0.5%	(10)(45)
		Senior Secured Term Loan A	8/3/2012	6.25% (1ML+ 5.50%)	0.75	9/5/2020	79,242	79,242	79,242	2.6%	(10)(45)
		Senior Secured Term Loan B	8/3/2012	10.00% PIK	—	9/5/2020	128,443	128,443	128,443	4.2%	(45)
		Senior Secured Term Loan C	3/22/2018	18.00% PIK	—	9/5/2020	48,929	35,767	8,823	0.3%	(9)
		Senior Secured Term Loan D	9/19/2018	1.00% PIK	—	9/5/2020	9,458	9,351	—	—%	(9)
		Common Stock (99,900 shares)	5/3/2019		—	N/A	—	1	—	—%	(16)
								267,053	230,757	7.6%
Kickapoo Ranch Pet Resort	Diversified Consumer Services	Membership Interest (100%)	8/26/2019		—	N/A	—	2,378	3,286	0.1%	(16)
								2,378	3,286	0.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2020
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(50)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(46)

MITY, Inc. (25)	Commercial Services & Supplies	Senior Secured Note A	9/19/2013	10.00% (3ML+ 7.00%)	3.00	4/30/2025	$26,250	$26,250	$26,250	0.9%	(10)
		Senior Secured Note B	6/23/2014	10.00% (3ML+ 7.00%) plus 10.00% PIK	3.00	4/30/2025	33,008	33,008	25,655	0.8%	(10)(45)
		Subordinated Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%	—	1/1/2028	7,200	6,350	—	—%	(14)
		Common Stock (42,053 shares)	9/19/2013		—	N/A	—	6,849	—	—%	(16)
								72,457	51,905	1.7%
National Property REIT Corp. (26)	Equity Real Estate Investment Trusts (REITs) / Online Lending / Structured Finance	Senior Secured Term Loan A	12/31/2018	4.44% (3ML+ 1.44%) plus 3.53% PIK	3.00	12/31/2023	302,633	302,633	302,633	9.9%	(10)(45)
		Senior Secured Term Loan B	12/31/2018	5.00% (3ML+ 2.00%) plus 5.50% PIK	3.00	12/31/2023	45,950	45,950	45,950	1.5%	(10)(45)
		Senior Secured Term Loan C	10/31/2019	11.00% (3ML+ 10.00%) plus 2.25% PIK	1.00	12/31/2023	79,200	79,200	79,200	2.6%	(10)(45)
		Senior Secured Term Loan D	6/19/2020	3.50% (3ML+ 0.50%) plus 2.50% PIK	3.00	12/31/2023	183,425	183,425	183,425	6.0%	(10)(45)
		Residual Profit Interest	12/31/2018		—	N/A	—	—	21,461	0.7%	(37)
		Common Stock (3,254,594 shares)	12/31/2013		—	N/A	—	210	246,064	8.1%
								611,418	878,733	28.8%
Nationwide Loan Company LLC (27)	Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC	6/18/2014	10.00% plus 10.00% PIK	—	6/18/2021	20,087	20,087	20,087	0.6%	(14)(45)
		Class A Units (38,550,460 units)	1/31/2013		—	N/A	—	20,462	17,151	0.6%	(14)(16)
								40,549	37,238	1.2%
NMMB, Inc. (28)	Media	Delayed Draw Term Loan - $10,000 Commitment	3/25/2020	10.50% (3ML+ 8.50%)	2.00	12/30/2024	—	—	—	—%	(10)(15)
		Senior Secured Note	12/30/2019	10.50% (3ML+ 8.50%)	2.00	12/30/2024	5,025	5,025	5,025	0.2%	(3)(10)
		Common Stock (21,419 shares)	12/30/2019		—	N/A	—	12,869	28,643	0.9%
								17,894	33,668	1.1%
Pacific World Corporation (39)	Personal Products	Revolving Line of Credit - $26,000 Commitment	9/26/2014	8.25% (1ML+ 7.25%)	1.00	9/26/2020	20,825	20,825	20,825	0.7%	(10)(15)
		Senior Secured Term Loan A	12/31/2014	6.25% PIK (1ML+ 5.25%)	1.00	9/26/2020	39,082	39,082	39,082	1.3%	(10)(45)
		Convertible Preferred Equity (247,330 shares)	6/15/2018		—	N/A	—	186,795	—	—%	(16)
		Common Stock (6,778,414 shares)	9/29/2017		—	N/A	—	—	—	—%	(16)
								246,702	59,907	2.0%
R-V Industries, Inc.	Machinery	Senior Subordinated Note	6/12/2013	10.00% (3ML+ 9.00%)	1.00	3/31/2022	28,622	28,622	28,622	0.9%	(3)(10)
		Common Stock (745,107 shares)	6/26/2007		—	N/A	—	6,867	9,943	0.3%	(16)
								35,489	38,565	1.2%
Universal Turbine Parts, LLC (34)	Trading Companies & Distributors	Delayed Draw Term Loan - $5,000 Commitment	2/28/2019	10.25% (1ML+ 7.75%)	2.50	7/22/2021	2,887	2,887	2,887	0.1%	(10)(15)
		Senior Secured Term Loan A	7/22/2016	6.75% (3ML+ 5.75%)	1.00	7/22/2021	30,063	30,063	23,712	0.8%	(10)
		Senior Secured Term Loan B	7/22/2016	12.75% PIK (3ML+ 11.75%)	1.00	7/22/2021	42,941	32,500	—	—%	(9)(10)
		Common Stock (10,000 units)	12/10/2018		—	N/A	—	—	—	—%	(16)
								65,450	26,599	0.9%
USES Corp. (30)	Commercial Services & Supplies	Senior Secured Term Loan A	3/31/2014	9.00% PIK	—	7/29/2022	50,327	30,651	17,325	0.6%	(9)
		Senior Secured Term Loan B	3/31/2014	15.50% PIK	—	7/29/2022	66,283	35,568	—	—%	(9)
		Common Stock (268,962 shares)	6/15/2016		—	N/A	—	—	—	—%	(16)
								66,219	17,325	0.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2020
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(50)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(46)

Valley Electric Company, Inc. (31)	Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	8.00% (3ML+ 5.00%) plus 2.50% PIK	3.00	12/31/2024	$10,430	$10,430	$10,430	0.3%	(3)(10)(45)
		Senior Secured Note	6/24/2014	8.00% plus 10.00% PIK	—	6/23/2024	33,301	33,301	33,301	1.1%	(45)
		Consolidated Revenue Interest (2.0%)	6/22/2018		—	N/A	—	—	2,448	0.1%	(12)
		Common Stock (50,000 shares)	12/31/2012		—	N/A	—	25,143	83,117	2.7%
								68,874	129,296	4.2%
Total Control Investments (Level 3)								$2,286,725	$2,259,292	73.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2020
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(50)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Affiliate Investments (5.00% to 24.99% voting control)(47)

Edmentum Ultimate Holdings, LLC (22)	Diversified Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. - $7,834 Commitment	6/9/2015	5.00% PIK	—	12/9/2021	$8,539	$9,986	$8,539	0.2%	(15)(45)
		Unsecured Senior PIK Note	6/9/2015	8.50% PIK	—	12/9/2021	8,920	8,920	8,920	0.3%	(45)
		Unsecured Junior PIK Note	6/9/2015	10.00% PIK	—	12/9/2021	43,048	28,665	42,159	1.4%	(45)
		Class A Units (370,964 units)	6/9/2015		—	N/A	—	6,577	—	—%	(16)
								54,148	59,618	1.9%
Nixon, Inc. (38)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017		—	N/A	—	—	—	—%	(16)
								—	—	—%
PGX Holdings, Inc.	Diversified Consumer Services	1.5 Lien Term Loan	5/27/2020	11.50% PIK (3ML+ 10.50%)	1.00	3/29/2024	1,981	1,981	1,981	0.1%	(10)(45)
		Second Lien Term Loan	9/29/2014	15.75% PIK (1ML+ 14.75%)	1.00	9/29/2024	104,550	104,550	98,873	3.2%	(10)(45)
		Common Stock (28,961,715 shares)	5/27/2020		—	N/A	—	—	5,857	0.2%	(16)
								106,531	106,711	3.5%
Targus Cayman HoldCo Limited (33)	Textiles, Apparel & Luxury Goods	Common Stock (7,383,395 shares)	2/12/2016		—	N/A	—	2,805	21,208	0.7%	(16)
								2,805	21,208	0.7%
Total Affiliate Investments (Level 3)								$163,484	$187,537	6.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2020
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(50)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan	10/10/2018	7.93% (1ML+ 7.75%)	—	10/1/2026	$25,000	$24,853	$25,000	0.8%	(3)(8)(10)
								24,853	25,000	0.8%
ACE Cash Express, Inc.	Consumer Finance	Senior Secured Note	12/15/2017	12.00%	—	12/15/2022	30,000	28,806	24,338	0.8%	(8)(14)
								28,806	24,338	0.8%
Ahead Data Blue, LLC	IT Services	Second Lien Term Loan	12/13/2019	10.00% (3ML+ 8.50%)	1.50	11/8/2025	70,000	70,000	70,000	2.3%	(3)(10)
								70,000	70,000	2.3%
AmeriLife Holdings, LLC	Insurance	Second Lien Term Loan	4/2/2020	9.50% (3ML+ 8.50%)	1.00	3/18/2028	10,000	9,806	9,806	0.3%	(8)(10)
								9,806	9,806	0.3%
Apidos CLO XI	Structured Finance	Subordinated Structured Note	12/6/2012	Residual Interest, current yield 8.74%	—	10/17/2030	40,500	32,650	25,211	0.8%	(5)(14)
								32,650	25,211	0.8%
Apidos CLO XII	Structured Finance	Subordinated Structured Note	3/15/2013	Residual Interest, current yield 14.25%	—	4/15/2031	52,202	38,099	29,275	1.0%	(5)(14)
								38,099	29,275	1.0%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	Residual Interest, current yield 12.38%	—	4/21/2031	48,515	39,270	27,793	0.9%	(5)(14)
								39,270	27,793	0.9%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	Residual Interest, current yield 15.58%	—	4/21/2031	35,855	30,035	24,192	0.8%	(5)(14)
								30,035	24,192	0.8%
Ark-La-Tex Wireline Services, LLC	Energy Equipment & Services	Escrow Receivable	4/8/2014		—	N/A	—	—	—	—%
								—	—	—%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	Revolving Line of Credit - $3,000 Commitment	2/21/2013	10.75% (3ML+ 8.75%)	2.00	4/30/2021	—	—	—	—%	(10)(15)
		Senior Secured Term Loan	2/21/2013	10.75% (3ML+ 8.75%)	2.00	4/30/2021	71,409	71,409	71,409	2.3%	(3)(10)
								71,409	71,409	2.3%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	Residual Interest, current yield 3.93%	—	7/20/2029	83,098	48,464	30,106	1.0%	(5)(14)
								48,464	30,106	1.0%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	Senior Secured Note	12/4/2017	9.75% (3ML+ 8.50%)	1.25	12/2/2022	166,307	166,307	164,656	5.4%	(3)(10)
								166,307	164,656	5.4%
Brookside Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	4/25/2013	Residual Interest, current yield 0.00%	—	1/17/2028	36,300	17,033	11,920	0.4%	(5)(14)(17)
								17,033	11,920	0.4%
California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note	4/19/2012	Residual Interest, current yield 6.69%	—	7/16/2032	58,915	40,994	27,579	0.9%	(5)(14)
								40,994	27,579	0.9%
Candle-Lite Company, LLC	Household Products	Senior Secured Term Loan A	1/23/2018	6.75% (3ML+ 5.50%)	1.25	1/23/2023	11,937	11,937	11,937	0.4%	(3)(10)
		Senior Secured Term Loan B	1/23/2018	10.75% (3ML+ 9.50%)	1.25	1/23/2023	12,500	12,500	12,425	0.4%	(3)(10)
								24,437	24,362	0.8%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan	10/7/2014	9.32% (6ML+ 8.25%)	1.00	10/7/2022	98,982	98,790	98,982	3.2%	(3)(8)(10)
								98,790	98,982	3.2%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 20.31%	—	4/30/2031	24,870	15,391	13,009	0.4%	(5)(14)
								15,391	13,009	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2020
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(50)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 17.05%	—	7/15/2030	$25,534	$18,656	$15,534	0.5%	(5)(14)
								18,656	15,534	0.5%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 12.42%	—	10/22/2029	32,200	33,536	25,358	0.8%	(5)(14)
								33,536	25,358	0.8%
CCS-CMGC Holdings, Inc.	Health Care Providers & Services	First Lien Term Loan	5/23/2019	6.57% (6ML+ 5.50%)	—	10/1/2025	6,010	5,929	5,929	0.2%	(3)(8)(10)
		First Lien Term Loan	5/23/2019	6.26% (3ML+ 5.50%)	—	10/1/2025	3,615	3,566	3,566	0.1%	(3)(8)(10)
		Second Lien Term Loan	10/12/2018	9.76% (3ML+ 9.00%)	—	10/1/2026	37,000	36,443	36,443	1.2%	(3)(8)(10)
								45,938	45,938	1.5%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield 7.80%	—	7/29/2030	49,552	38,806	26,006	0.9%	(5)(14)
								38,806	26,006	0.9%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 10.23%	—	4/24/2031	44,100	29,717	21,373	0.7%	(5)(14)
								29,717	21,373	0.7%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 13.44%	—	4/28/2031	45,500	33,090	27,518	0.9%	(5)(14)
								33,090	27,518	0.9%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 9.49%	—	10/17/2030	44,467	31,238	22,711	0.7%	(5)(14)
								31,238	22,711	0.7%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 9.57%	—	10/21/2031	34,000	30,096	26,209	0.9%	(5)(14)
								30,096	26,209	0.9%
Cinedigm DC Holdings, LLC	Entertainment	Senior Secured Term Loan	2/28/2013	11.00% (3ML+ 9.00%) plus 2.50% PIK	2.00	3/31/2021	12,107	12,057	12,107	0.4%	(10)(45)
								12,057	12,107	0.4%
Class Valuation, LLC	Real Estate Management & Development	Senior Secured Term Loan	3/12/2018	9.75% (3ML+ 8.25%)	1.50	3/10/2023	31,747	31,747	31,747	1.0%	(3)(10)
								31,747	31,747	1.0%
Collections Acquisition Company, Inc.	Diversified Financial Services	Senior Secured Term Loan	12/3/2019	10.15% (3ML+ 7.65%)	2.50	6/3/2024	30,165	30,165	30,165	1.0%	(3)(10)
								30,165	30,165	1.0%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 7.78%	—	10/25/2028	40,275	23,099	18,356	0.6%	(5)(14)
								23,099	18,356	0.6%
Coverall North America, Inc.	Commercial Services & Supplies	Senior Secured Term Loan A	11/2/2015	7.00% (3ML+ 6.00%)	1.00	5/3/2021	2,622	2,622	2,622	0.1%	(3)(10)
		Senior Secured Term Loan B	11/2/2015	12.00% (3ML+ 11.00%)	1.00	5/3/2021	22,750	22,750	22,750	0.7%	(3)(10)
								25,372	25,372	0.8%
CP VI Bella Midco	IT Services	Second Lien Term Loan	2/26/2018	6.93% (1ML+ 6.75%)	—	12/29/2025	15,750	15,711	15,750	0.5%	(3)(8)(10)
								15,711	15,750	0.5%
Digital Room, LLC	Commercial Services & Supplies	First Lien Term Loan	5/29/2019	6.07% (6ML+ 5.00%)	—	5/21/2026	9,900	9,785	9,359	0.3%	(3)(8)(10)
		Second Lien Term Loan	5/30/2019	10.07% (6ML+ 9.00%)	—	5/21/2027	70,000	70,000	66,761	2.2%	(3)(8)(10)
								79,785	76,120	2.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2020
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(50)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Dunn Paper, Inc.	Paper & Forest Products	First Lien Term Loan	11/27/2019	5.75% (1ML+ 4.75%)	1.00	8/26/2022	$4,488	$4,393	$4,393	0.1%	(3)(8)(10)
		Second Lien Term Loan	10/7/2016	9.75% (1ML+ 8.75%)	1.00	8/26/2023	11,500	11,395	11,395	0.4%	(3)(8)(10)
								15,788	15,788	0.5%
Easy Gardener Products, Inc.	Household Durables	Third Lien Term Loan	6/11/2020	10.31% (3ML+ 10.00%)	0.25	9/30/2024	3,990	3,990	3,990	0.2%	(10)
		Class A Units of EZG Holdings, LLC (200 units)	6/11/2020		—	N/A	—	313	781	—%	(16)
		Class B Units of EZG Holdings, LLC (12,525 units)	6/11/2020		—	N/A	—	1,688	3,072	0.1%	(16)
								5,991	7,843	0.3%
EDSCO Holding Company LLC	Machinery	Senior Secured Term Loan	1/10/2020	7.50% (1ML+ 6.00%)	1.50	1/10/2025	19,875	19,875	19,875	0.7%	(3)(10)
								19,875	19,875	0.7%
Engine Group, Inc. (7)	Media	Senior Secured Term Loan	9/25/2017	6.00% (1ML+ 5.00%)	1.00	9/15/2022	4,220	4,220	3,760	0.1%	(8)(9)(10)
		Second Lien Term Loan	9/25/2017	10.00% (1ML+ 9.00%)	1.00	9/15/2023	35,000	35,000	2,754	0.1%	(8)(9)(10)
								39,220	6,514	0.2%
EXC Holdings III Corp	Technology Hardware, Storage & Peripherals	Second Lien Term Loan	12/5/2017	8.94% (3ML+ 7.50%)	1.00	12/1/2025	12,500	12,415	12,318	0.4%	(3)(8)(10)
								12,415	12,318	0.4%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 11.47%	—	10/15/2030	50,525	35,451	24,637	0.8%	(5)(14)
								35,451	24,637	0.8%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 10.18%	—	5/16/2031	24,575	16,647	11,093	0.4%	(5)(14)
								16,647	11,093	0.4%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 9.89%	—	7/15/2031	39,905	28,584	16,973	0.6%	(5)(14)
								28,584	16,973	0.6%
GEON Performance Solutions, LLC	Chemicals	Revolving Line of Credit - $3,621 Commitment	12/12/2019	7.88% (1ML+ 6.25%)	1.63	10/25/2024	769	769	767	—%	(10)(15)
		First Lien Term Loan	12/12/2019	7.88% (1ML+ 6.25%)	1.63	10/25/2024	31,223	31,068	31,124	1.0%	(3)(10)
								31,837	31,891	1.0%
Global Tel*Link Corporation	Diversified Telecommunication Services	First Lien Term Loan	8/20/2019	4.43% (1ML+ 4.25%)	—	11/29/2025	9,893	9,538	9,237	0.3%	(3)(8)(10)
		Second Lien Term Loan	12/4/2018	8.43% (1ML+ 8.25%)	—	11/29/2026	40,170	39,394	37,908	1.2%	(3)(8)(10)
								48,932	47,145	1.5%
GlobalTranz Enterprises, Inc.	Air Freight & Logistics	Second Lien Term Loan	5/15/2019	8.43% (1ML+ 8.25%)	—	5/15/2027	12,500	12,500	10,755	0.4%	(3)(8)(10)
								12,500	10,755	0.4%
H.I.G. ECI Merger Sub, Inc.	IT Services	Senior Secured Term Loan A	5/31/2018	7.00% (3ML+ 5.50%)	1.50	5/31/2023	43,792	43,792	44,230	1.4%	(3)(10)
		Senior Secured Term Loan B	5/31/2018	12.00% (3ML+ 10.50%)	1.50	5/31/2023	29,900	29,900	30,199	1.0%	(3)(10)
								73,692	74,429	2.4%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Structured Finance	Subordinated Structured Note	8/7/2012	Residual Interest, current yield 0.00%	—	8/15/2023	23,187	3,736	—	—%	(5)(14)(17)
								3,736	—	—%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Structured Finance	Subordinated Structured Note	3/8/2013	Residual Interest, current yield 0.00%	—	4/15/2025	40,400	19,984	—	—%	(5)(14)(17)
								19,984	—	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2020
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(50)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2014-1 Ltd.	Structured Finance	Subordinated Structured Note	2/7/2014	Residual Interest, current yield 0.00%	—	4/20/2026	$24,500	$11,822	$—	—%	(5)(14)(17)
								11,822	—	—%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield 0.00%	—	4/28/2025	41,164	21,322	—	—%	(5)(14)(17)
								21,322	—	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield 0.00%	—	10/18/2027	39,597	29,716	16,694	0.5%	(5)(14)(17)
								29,716	16,694	0.5%
Halyard MD OpCo, LLC	Media	First Lien Term Loan	8/6/2018	10.00% (3ML+ 8.00%)	2.00	8/6/2023	10,415	10,415	10,415	0.3%	(3)(10)
								10,415	10,415	0.3%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 0.00%	—	7/18/2031	19,025	12,817	5,814	0.2%	(5)(14)(17)
								12,817	5,814	0.2%
Help/Systems Holdings, Inc.	Software	First Lien Term Loan	11/29/2019	5.75% (1ML+ 4.75%)	1.00	11/19/2026	8,500	8,425	8,425	0.3%	(3)(8)(10)
		Second Lien Term Loan	11/22/2019	9.00% (1ML+ 8.00%)	1.00	11/19/2027	17,500	17,184	17,184	0.6%	(3)(8)(10)
								25,609	25,609	0.9%
Inpatient Care Management Company, LLC	Health Care Providers & Services	Senior Secured Term Loan	6/8/2016	9.00% (3ML+ 8.00%)	1.00	6/8/2021	14,930	14,930	14,746	0.5%	(3)(10)
								14,930	14,746	0.5%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	6/26/2015	Residual Interest, current yield 9.08%	—	10/20/2031	23,594	19,252	11,962	0.4%	(5)(14)
								19,252	11,962	0.4%
K&N Parent, Inc.	Auto Components	First Lien Term Loan	3/3/2020	5.82% (6ML+ 4.75%)	1.00	10/20/2023	1,434	1,244	1,373	—%	(3)(8)(10)
		Second Lien Term Loan	10/28/2016	9.82% (6ML+ 8.75%)	1.00	10/21/2024	25,887	25,532	23,494	0.8%	(3)(8)(10)
								26,776	24,867	0.8%
Keystone Acquisition Corp. (36)	Health Care Providers & Services	Second Lien Term Loan	5/18/2017	10.25% (3ML+ 9.25%)	1.00	5/1/2025	50,000	50,000	49,435	1.6%	(3)(8)(10)
								50,000	49,435	1.6%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 10.41%	—	7/21/2031	49,934	28,237	18,634	0.6%	(5)(14)
								28,237	18,634	0.6%
Legility, LLC	Professional Services	First Lien Term Loan	2/28/2020	7.00% (3ML+ 6.00%)	1.00	12/17/2025	774	759	764	—%	(3)(8)(10)
		First Lien Term Loan	2/28/2020	7.00% (6ML+ 6.00%)	1.00	12/17/2025	19,101	18,739	18,860	0.6%	(3)(8)(10)
								19,498	19,624	0.6%
LGC US FINCO, LLC	Machinery	First Lien Term Loan	1/24/2020	7.50% (1ML+ 6.50%)	1.00	12/20/2025	29,700	28,870	28,780	0.9%	(3)(8)(10)
								28,870	28,780	0.9%
Maverick Healthcare Equity, LLC	Health Care Providers & Services	Preferred Units (1,250,000 units)	10/31/2007		—	N/A	—	—	—	—%	(16)
		Class A Common Units (1,250,000 units)	10/31/2007		—	N/A	—	—	—	—%	(16)
								—	—	—%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2020
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(50)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Medusind Acquisition, Inc. (42)	Health Care Providers & Services	First Lien Term Loan	9/30/2019	9.25% (3ML+ 8.00%)	1.00	4/8/2024	$24,387	$24,074	$23,800	0.8%	(3)(10)(45)
								24,074	23,800	0.8%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note	4/17/2013	Residual Interest, current yield 2.19%	—	10/15/2030	43,650	28,479	14,794	0.5%	(5)(14)
								28,479	14,794	0.5%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 14.53%	—	7/15/2031	47,830	29,046	25,909	0.8%	(5)(14)
								29,046	25,909	0.8%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 9.72%	—	7/19/2030	42,064	32,798	23,572	0.8%	(5)(14)
								32,798	23,572	0.8%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note	8/12/2015	Residual Interest, current yield 13.38%	—	4/16/2031	46,016	25,700	19,111	0.6%	(5)(14)
								25,700	19,111	0.6%
Pearl Intermediate Parent LLC	Health Care Providers & Services	Second Lien Term Loan	2/28/2018	6.43% (1ML+ 6.25%)	—	2/15/2026	5,000	4,982	4,943	0.2%	(3)(8)(10)
								4,982	4,943	0.2%
PeopleConnect Holdings, LLC (11)	Interactive Media & Services	Revolving Line of Credit - $8,918 Commitment	1/22/2020	10.00% (1ML+ 8.25%)	1.75	1/22/2025	—	—	—	—%	(10)(15)
		Delayed Draw Term Loan - $5,000 Commitment	1/22/2020	10.00% (3ML+ 8.25%)	1.75	1/22/2021	—	—	—	—%	(10)(15)
		Senior Secured Term Loan	1/22/2020	10.00% (3ML+ 8.25%)	1.75	1/22/2025	200,728	200,728	200,728	6.6%	(3)(10)
								200,728	200,728	6.6%
PG Dental Holdings New Jersey, LLC	Health Care Providers & Services	Delayed Draw Term Loan - $5,000 Commitment	5/31/2019	10.00% (3ML+ 7.25%)	2.75	5/31/2024	2,500	2,500	2,477	0.1%	(3)(10)(15)
		Senior Secured Term Loan	5/31/2019	10.00% (3ML+ 7.25%)	2.75	5/31/2024	22,300	22,300	22,095	0.7%	(3)(10)
								24,800	24,572	0.8%
PlayPower, Inc.	Leisure Products	First Lien Term Loan	5/16/2019	5.81% (3ML+ 5.50%)	—	5/10/2026	6,341	6,286	6,087	0.2%	(3)(8)(10)
								6,286	6,087	0.2%
Research Now Group, Inc. & Survey Sampling International LLC	Professional Services	First Lien Term Loan	1/5/2018	6.50% (3ML+ 5.50%)	1.00	12/20/2024	9,750	9,412	9,651	0.4%	(3)(8)(10)
		Second Lien Term Loan	1/5/2018	10.50% (3ML+ 9.50%)	1.00	12/20/2025	50,000	47,617	50,000	1.6%	(3)(8)(10)
								57,029	59,651	2.0%
RGIS Services, LLC	Commercial Services & Supplies	Senior Secured Term Loan	6/25/2020	8.50% (3ML+ 7.50%)	1.00	6/25/2025	8,678	8,678	8,678	0.3%	(8)(10)
		Membership Interest (4.34%)	6/25/2020		—	N/A	—	10,303	9,233	0.3%	(16)
								18,981	17,911	0.6%
RME Group Holding Company	Media	Senior Secured Term Loan A	5/4/2017	7.00% (3ML+ 6.00%)	1.00	5/4/2022	27,646	27,646	27,646	0.9%	(3)(10)
		Senior Secured Term Loan B	5/4/2017	12.00% (3ML+ 11.00%)	1.00	5/4/2022	22,349	22,349	22,349	0.7%	(3)(10)
								49,995	49,995	1.6%
Rocket Software, Inc.	Software	Second Lien Term Loan	12/7/2018	9.01% (3ML+ 8.25%)	—	11/27/2026	50,000	49,599	48,136	1.6%	(3)(8)(10)
								49,599	48,136	1.6%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note	4/11/2014	Residual Interest, current yield 8.32%	—	4/21/2031	27,725	22,967	14,374	0.5%	(5)(14)
								22,967	14,374	0.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2020
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(50)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Rosa Mexicano	Hotels, Restaurants & Leisure	Revolving Line of Credit - $500 Commitment	3/29/2018	2.75% (3ML+ 1.50%) plus 6.00% PIK	1.25	3/29/2023	$502	$502	$449	—%	(10)(15)(45)
		Senior Secured Term Loan	3/29/2018	2.75% (3ML+ 1.50%) plus 6.00% PIK	1.25	3/29/2023	22,999	22,999	20,559	0.7%	(10)(45)
								23,501	21,008	0.7%
Securus Technologies Holdings, Inc.	Communications Equipment	First Lien Term Loan	9/3/2019	5.50% (1ML+ 4.50%)	1.00	11/1/2024	9,898	9,105	8,671	0.3%	(8)(10)
		Second Lien Term Loan	11/3/2017	9.25% (3ML+ 8.25%)	1.00	11/1/2025	50,662	50,533	42,166	1.4%	(3)(8)(10)
								59,638	50,837	1.7%
SEOTownCenter, Inc.	IT Services	Senior Secured Term Loan A	4/10/2018	9.50% (3ML+ 7.50%)	2.00	4/7/2023	24,763	24,763	24,763	0.8%	(3)(10)(45)
		Senior Secured Term Loan B	4/10/2018	14.50% (3ML+ 12.50%)	2.00	4/7/2023	19,119	19,119	19,119	0.6%	(3)(10)(45)
								43,882	43,882	1.4%
Shutterfly, Inc.	Internet & Direct Marketing Retail	First Lien Term Loan	12/9/2019	7.00% (3ML+ 6.00%)	1.00	9/25/2026	17,419	15,706	16,440	0.5%	(3)(8)(10)
								15,706	16,440	0.5%
Sorenson Communications, LLC	Diversified Telecommunication Services	First Lien Term Loan	5/8/2019	6.81% (3ML+ 6.50%)	—	4/29/2024	8,227	8,166	8,166	0.3%	(3)(8)(10)
								8,166	8,166	0.3%
Spectrum Holdings III Corp	Health Care Equipment & Supplies	Second Lien Term Loan	2/13/2018	8.07% (6ML+ 7.00%)	1.00	1/31/2026	7,500	7,474	5,606	0.2%	(3)(8)(10)
								7,474	5,606	0.2%
Staples, Inc.	Distributors	First Lien Term Loan	12/3/2019	5.69% (3ML+ 5.00%)	—	4/16/2026	8,955	8,873	8,135	0.3%	(3)(8)(10)
								8,873	8,135	0.3%
Strategic Materials	Household Durables	Second Lien Term Loan	11/1/2017	8.75% (3ML+ 7.75%)	1.00	11/1/2025	7,000	6,953	5,223	0.2%	(3)(8)(10)
								6,953	5,223	0.2%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interests	12/4/2006		—	N/A	—	—	—	—%	(13)
								—	—	—%
Sudbury Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	11/14/2013	Residual Interest, current yield 0.00%	—	1/19/2026	28,200	13,875	2,632	0.1%	(5)(14)(17)
								13,875	2,632	0.1%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note	5/6/2014	Residual Interest, current yield 0.00%	—	7/14/2026	49,250	29,171	13,608	0.4%	(5)(14)(17)
								29,171	13,608	0.4%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note	10/17/2014	Residual Interest, current yield 3.91%	—	1/19/2032	63,831	43,104	20,287	0.7%	(5)(14)
								43,104	20,287	0.7%
TGP HOLDINGS III LLC	Household Durables	Second Lien Term Loan	10/3/2017	9.50% (3ML+ 8.50%)	1.00	9/25/2025	3,000	2,971	3,000	0.1%	(8)(10)
								2,971	3,000	0.1%
The Octave Music Group, Inc. (f/k/a Touchtunes Interactive Networks, Inc.)	Entertainment	First Lien Term Loan	3/6/2020	6.25% (3ML+ 5.25%) plus 0.75% PIK	1.00	5/29/2025	38,912	38,544	36,910	1.2%	(8)(10)(45)
								38,544	36,910	1.2%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	1/26/2018	8.81% (3ML+ 8.50%)	—	1/26/2023	163,980	163,980	160,830	5.3%	(3)(10)(45)
								163,980	160,830	5.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2020
Portfolio Company	Industry	Investments(1)(44)	Acquisition Date(50)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Transplace Holdings, Inc.	Transportation Infrastructure	Second Lien Term Loan	10/16/2017	9.82% (6ML+ 8.75%)	1.00	10/6/2025	$28,104	$27,662	$27,662	0.9%	(3)(8)(10)
								27,662	27,662	0.9%
United Sporting Companies, Inc. (18)	Distributors	Second Lien Term Loan	9/28/2012	12.75% (1ML+ 11.00%) plus 2.00% PIK	1.75	11/16/2019	147,470	105,478	6,966	0.2%	(9)(10)
								105,478	6,966	0.2%
Universal Fiber Systems, LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan	10/16/2015	10.50% (1ML+ 9.50%)	1.00	10/2/2022	37,000	36,762	35,363	1.2%	(3)(8)(10)
								36,762	35,363	1.2%
Upstream Newco, Inc.	Health Care Providers & Services	First Lien Term Loan	12/2/2019	4.68% (1ML+ 4.50%)	—	11/20/2026	8,229	8,192	7,802	0.3%	(3)(8)(10)
		Second Lien Term Loan	12/2/2019	9.57% (6ML+ 8.50%)	—	11/20/2027	22,000	21,810	22,000	0.7%	(3)(8)(10)
								30,002	29,802	1.0%
USG Intermediate, LLC	Leisure Products	Revolving Line of Credit - $1,000 Commitment	4/15/2015	10.25% (1ML+ 9.25%)	1.00	8/24/2020	1,000	1,000	1,000	—%	(10)(15)
		Senior Secured Term Loan B	4/15/2015	12.75% (1ML+ 11.75%)	1.00	8/24/2022	17,232	17,232	17,232	0.6%	(3)(10)
		Equity	4/15/2015		—	N/A	—	1	—	—%	(16)
								18,233	18,232	0.6%
Venio LLC	Professional Services	Second Lien Term Loan	2/19/2014	4.00% plus 10.00% PIK (3ML + 7.50%)	2.50	2/19/2020	27,637	27,637	27,267	0.9%	(10)(45)
								27,637	27,267	0.9%
Versant Health Holdco, Inc. (f/k/a Wink Holdco, Inc.)	Insurance	Second Lien Term Loan	12/12/2017	7.75% (3ML+ 6.75%)	1.00	12/1/2025	3,000	2,990	2,938	0.1%	(3)(8)(10)
								2,990	2,938	0.1%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 7.00%	—	10/15/2030	40,613	29,996	22,509	0.7%	(5)(14)
								29,996	22,509	0.7%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 4.39%	—	4/18/2031	40,773	30,303	17,668	0.6%	(5)(14)
								30,303	17,668	0.6%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2016	Residual Interest, current yield 8.35%	—	10/20/2031	28,100	26,253	18,680	0.6%	(5)(14)
								26,253	18,680	0.6%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note	6/13/2017	Residual Interest, current yield 9.24%	—	7/22/2030	44,885	49,645	37,860	1.2%	(5)(14)
								49,645	37,860	1.2%
VT Topco, Inc.	Commercial Services & Supplies	Second Lien Term Loan	8/23/2018	7.18% (1ML+ 7.00%)	—	8/17/2026	7,000	6,973	6,662	0.2%	(3)(8)(10)
								6,973	6,662	0.2%
Total Non-Control/Non-Affiliate Investments (Level 3)								$3,332,509	$2,785,499	91.2%

Total Portfolio Investments (Level 3)								$5,782,718	$5,232,328	171.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(50)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(48)

CP Energy Services Inc.(20)	Energy Equipment & Services	Senior Secured Term Loan	10/1/2017	13.60% (3ML + 11.00%)	1.00	12/29/2022	$35,048	$35,048	$35,048	1.1%	(10)
		Senior Secured Term Loan A to Spartan Energy Services, LLC	10/20/2014	10.44% (1ML + 8.00%)	1.00	12/2/2019	13,156	13,156	13,156	0.4%	(10)
		Senior Secured Term Loan B to Spartan Energy Services, LLC	10/20/2014	16.44% PIK (1ML + 14.00%)	1.00	12/2/2019	21,243	21,243	21,243	0.6%	(10)(45)
		Series B Convertible Preferred Stock (790 shares)	10/30/2015	16.00%	—	N/A	—	63,225	63,225	1.9%	(16)
		Common Stock (102,924 shares)	8/2/2013		—	N/A	—	81,203	6,259	0.2%	(16)
								213,875	138,931	4.2%
Credit Central Loan Company, LLC(21)	Consumer Finance	Subordinated Term Loan	12/28/2012	10.00% plus 10.00% PIK	—	6/26/2024	55,899	52,579	55,899	1.7%	(14)(45)
		Class A Units	12/28/2012		—	N/A	—	13,731	15,518	0.5%	(14)(16)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015		—	N/A	—	—	—	—%	(14)(16)
								66,310	71,417	2.2%
Echelon Transportation, LLC	Aerospace & Defense	Senior Secured Term Loan	3/31/2014	12.25% (1ML+ 9.75%) plus 2.25% PIK	2.00	3/31/2022	36,778	36,778	36,778	1.1%	(10)(45)
		Senior Secured Term Loan	12/9/2016	11.50% (1ML + 9.00%) plus 1.00% PIK	2.00	12/7/2024	18,063	18,063	18,063	0.5%	(10)(45)
		Membership Interest (100%)	3/31/2014		—	N/A	—	22,738	34,860	1.1%	(16)
								77,579	89,701	2.7%
First Tower Finance Company LLC(23)	Consumer Finance	Subordinated Term Loan to First Tower, LLC	6/24/2014	10.00% plus 10.50% PIK	—	6/24/2024	277,411	277,411	277,411	8.4%	(14)(45)
		Class A Units (95,709,910 units)	6/24/2014		—	N/A	—	81,146	216,625	6.6%	(14)(16)
								358,557	494,036	15.0%
Freedom Marine Solutions, LLC(24)	Energy Equipment & Services	Membership Interest (100%)	11/9/2006			N/A	—	43,892	14,920	0.5%	(16)
								43,892	14,920	0.5%
InterDent, Inc.(29)	Health Care Providers & Services	Senior Secured Term Loan A/B	8/1/2018	2.66% (1ML + 0.25%)	0.75	9/5/2020	14,000	14,000	14,000	0.4%	(10)
		Senior Secured Term Loan A	8/3/2012	7.91% (1ML + 5.50%)	0.75	9/5/2020	77,994	77,994	77,994	2.4%	(10)
		Senior Secured Term Loan B	8/3/2012	16.00% PIK	—	9/5/2020	116,111	116,111	116,111	3.5%	(45)
		Senior Secured Term Loan C	3/22/2018	18.00% PIK	—	9/5/2020	40,873	35,766	16,771	0.5%	(9)
		Senior Secured Term Loan D	9/19/2018	1.00% PIK	—	9/5/2020	5,039	5,001	—	—%	(9)
		Common Stock (99,900 shares)	5/3/2019		—	N/A		1	—	—%	(16)
								248,873	224,876	6.8%
MITY, Inc.(25)	Commercial Services & Supplies	Senior Secured Note A	9/19/2013	10.00% (3ML + 7.00%)	3.00	1/30/2020	26,250	26,250	26,250	0.8%	(3)(10)
		Senior Secured Note B	6/23/2014	10.00% (3ML + 7.00%) plus 10.00% PIK	3.00	6/30/2020	29,586	29,586	20,652	0.6%	(3)(10)(45)
		Subordinated Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%	—	1/1/2028	5,635	6,915	—	—%	(14)
		Common Stock (42,053 shares)	9/19/2013		—	N/A		6,849	—	—%	(16)
								69,600	46,902	1.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(50)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(48)

National Property REIT Corp.(26)	Equity Real Estate Investment Trusts (REITs) / Online Lending / Structured Finance	Senior Secured Term Loan A	12/31/2018	6.50% (3ML + 3.50%) plus 5.00% PIK	3.00	12/31/2023	$433,553	$433,553	$433,553	13.1%	(10)(45)
		Senior Secured Term Loan B	12/31/2018	5.00% (3ML + 2.00%) plus 5.50% PIK	3.00	12/31/2023	172,000	172,000	172,000	5.2%	(10)(45)
		Residual Profit Interest (25% of Residual Profit)	12/31/2018		—	N/A		—	96,609	2.9%
		Common Stock (3,110,101 shares)	12/31/2013		—	N/A		163836	302,303	9.2%
								769,389	1,004,465	30.4%
Nationwide Loan Company LLC(27)	Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC	6/18/2014	10.00% plus 10.00% PIK	—	6/18/2020	18,616	18,616	18,616	0.6%	(14)(45)
		Class A Units (32,456,159 units)	1/31/2013		—	N/A		21,962	14,359	0.4%	(14)
								40,578	32,975	1.0%
NMMB, Inc.(28)	Media	Senior Secured Note	5/6/2011	14.00%	—	5/6/2021	3,114	3,114	3,114	0.1%	(3)
		Series A Preferred Stock (7,200 shares)	5/6/2011		—	N/A		7,200	11,788	0.3%	(16)
		Series B Preferred Stock (5,669 shares)	5/6/2011		—	N/A		5,669	9,281	0.3%	(16)
								15,983	24,183	0.7%
Pacific World Corporation(39)	Personal Products	Revolving Line of Credit - $26,000 Commitment	9/26/2014	9.66% (1ML + 7.25%)	1.00	9/26/2020	20,825	20,469	20,825	0.6%	(10)(15)
		Senior Secured Term Loan A	12/31/2014	7.66% PIK (1ML + 5.25%)	1.00	9/26/2020	101,186	96,000	91,602	2.8%	(9)(10)
		Senior Secured Term Loan B	12/31/2014	11.66% PIK (1ML + 9.25%)	1.00	9/26/2020	110,116	96,500	—	—%	(9)(10)
		Convertible Preferred Equity (166,666 shares)	6/15/2018		—	N/A		25,000	—	—%	(16)
		Common Stock (6,778,414 shares)	9/29/2017		—	N/A		—	—	—%	(16)
								237,969	112,427	3.4%
R-V Industries, Inc.	Machinery	Senior Subordinated Note	6/12/2013	11.32% (3ML + 9.00%)	1.00	3/31/2022	28,622	28,622	28,622	0.9%	(3)(10)
		Common Stock (745,107 shares)	6/26/2007		—	N/A		6,866	5,002	0.1%	(16)
								35,488	33,624	1.0%
Universal Turbine Parts, LLC(34)	Trading Companies & Distributors	Delayed Draw Term Loan - $5,000 Commitment	2/28/2019	10.25% (1ML + 7.75%)	2.50	9/30/2020	—	—	—	—%	(10)(15)
		Senior Secured Term Loan A	7/22/2016	8.36% (3ML + 5.75%)	1.00	7/22/2021	30,713	30,713	28,043	0.8%	(10)
		Senior Secured Term Loan B	7/22/2016	14.36% PIK (3ML + 11.75%)	1.00	7/22/2021	36,144	32,500	—	—%	(9)(10)
		Common Stock (10,000 units)	12/10/2018		—	N/A		—	—	—%	(16)
								63,213	28,043	0.8%
USES Corp.(30)	Commercial Services & Supplies	Senior Secured Term Loan A	3/31/2014	9.00% PIK	—	7/22/2020	44,134	35,101	15,725	0.5%	(9)
		Senior Secured Term Loan B	3/31/2014	15.50% PIK	—	7/22/2020	55,955	35,568	—	—%	(9)
		Common Stock (268,962 shares)	6/15/2016		—	N/A		—	—	—%	(16)
								70,669	15,725	0.5%
Valley Electric Company, Inc.(31)	Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	8.00% (3ML + 5.00%) plus 2.50% PIK	3.00	12/31/2024	10,430	10,430	10,430	0.3%	(3)(10)(45)
		Senior Secured Note	6/24/2014	8.00% plus 10.00% PIK	—	6/23/2024	33,301	33,301	33,301	1.0%	(45)
		Consolidated Revenue Interest (2.0%)	6/22/2018		—	N/A		—	3,032	0.1%	(12)
		Common Stock (50,000 shares)	12/31/2012		—	N/A		26,204	96,922	2.9%
								69,935	143,685	4.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(50)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(48)

Wolf Energy, LLC(32)	Energy Equipment & Services	Membership Interest (100%)	7/1/2014		—	N/A		$—	$—	—%
		Membership Interest in Wolf Energy Services Company, LLC (100%)	3/14/2017		—	N/A		3,896	—	—%
		Net Profits Interest (8% of Equity Distributions)	4/15/2013		—	N/A		—	14	—%	(4)(16)
								3,896	14	—%
Total Control Investments (Level 3)								$2,385,806	$2,475,924	74.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(50)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Affiliate Investments (5.00% to 24.99% voting control)(49)

Edmentum Ultimate Holdings, LLC(22)	Diversified Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. - $7,834 Commitment	6/9/2015	5.00% PIK	—	12/9/2021	$8,159	$8,159	$8,159	0.2%	(15)(45)
		Unsecured Senior PIK Note	6/9/2015	8.50% PIK	—	12/9/2021	8,189	8,189	8,189	0.2%	(45)
		Unsecured Junior PIK Note	6/9/2015	10.00% PIK	—	12/9/2021	38,936	23,829	24,869	0.8%	(9)
		Class A Units (370,964 units)	6/9/2015		—	N/A	—	6,577	—	—%	(16)
								46,754	41,217	1.2%
Nixon, Inc.(38)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017		—	N/A	—	—	—	—%	(16)
								—	—	—%
Targus Cayman HoldCo Limited(33)	Textiles, Apparel & Luxury Goods	Common Stock (7,383,395 shares)	5/24/2011		—	N/A	—	3,771	16,599	0.5%
								3,771	16,599	0.5%
United Sporting Companies, Inc.(18)	Distributors	Second Lien Term Loan	9/28/2012	13.40% (1ML + 11.00%) plus 2.00% PIK	1.75	11/16/2019	168,052	127,091	18,866	0.6%	(9)(10)
		Common Stock (218,941 shares)	5/2/2017		—	N/A	—	—	—	—%	(16)
								127,091	18,866	0.6%
Total Affiliate Investments (Level 3)								$177,616	$76,682	2.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(50)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8TH Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan	10/10/2018	10.17% (1ML + 7.75%)	—	10/1/2026	$25,000	$24,829	$24,829	0.8%	(3)(8)(10)
								24,829	24,829	0.8%
ACE Cash Express, Inc.	Consumer Finance	Senior Secured Note	12/15/2017	12.00%	—	12/15/2022	23,000	22,333	20,555	0.6%	(8)(14)
								22,333	20,555	0.6%
AgaMatrix, Inc.	Health Care Equipment & Supplies	Senior Secured Term Loan	9/29/2017	11.33% (3ML + 9.00%)	1.25	9/29/2022	33,673	33,673	34,010	1.0%	(3)(10)
								33,673	34,010	1.0%
AmeriLife Group, LLC	Insurance	Second Lien Term Loan	6/24/2019	11.40% (1ML + 9.00%)	—	6/11/2027	10,000	10,000	10,000	0.3%	(8)(10)
								10,000	10,000	0.3%
Apidos CLO IX	Structured Finance	Subordinated Structured Note	6/14/2012	Residual Interest, current yield 0.00%	—	7/15/2023	23,525	21	26	—%	(5)(14)(17)
								21	26	—%
Apidos CLO XI	Structured Finance	Subordinated Structured Note	12/6/2012	Residual Interest, current yield 9.96%	—	10/17/2028	40,500	33,572	27,982	0.8%	(5)(14)
								33,572	27,982	0.8%
Apidos CLO XII	Structured Finance	Subordinated Structured Note	3/15/2013	Residual Interest, current yield 15.45%	—	4/15/2031	52,203	36,307	29,123	0.9%	(5)(14)
								36,307	29,123	0.9%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	Residual Interest, current yield 14.77%	—	4/21/2031	48,515	37,777	29,018	0.9%	(5)(14)
								37,777	29,018	0.9%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	Residual Interest, current yield 9.95%	—	10/20/2027	31,350	28,691	24,948	0.8%	(5)(14)
								28,691	24,948	0.8%
Ark-La-Tex Wireline Services, LLC	Energy Equipment & Services	Escrow Receivable	4/8/2014		—	N/A		—	—	—%
								—	—	—%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	Revolving Line of Credit - $6,000 Commitment	2/21/2013	11.34% (3ML + 8.75%)	2.00	2/21/2020	4,000	4,000	3,955	0.1%	(10)(15)
		Senior Term Loan	2/21/2013	11.34% (3ML + 8.75%)	2.00	2/21/2020	74,327	74,327	73,495	2.2%	(3)(10)
								78,327	77,450	2.3%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	Residual Interest, current yield 12.58%	—	7/20/2029	83,098	51,040	39,031	1.2%	(5)(14)
								51,040	39,031	1.2%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	Senior Secured Note	12/4/2017	10.83% (3ML + 8.50%)	1.25	12/2/2022	190,678	190,678	189,725	5.7%	(3)(10)
								190,678	189,725	5.7%
Brookside Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	4/25/2013	Residual Interest, current yield 8.36%	—	1/17/2028	36,300	18,560	13,611	0.4%	(5)(14)
								18,560	13,611	0.4%
California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note	4/19/2012	Residual Interest, current yield 10.96%	—	10/16/2028	58,915	41,808	34,672	1.0%	(5)(14)
								41,808	34,672	1.0%
Candle-Lite Company, LLC	Household Products	Senior Secured Term Loan A	1/23/2018	8.03% (3ML + 5.50%)	1.25	1/23/2023	12,188	12,188	12,188	0.4%	(3)(10)
		Senior Secured Term Loan B	1/23/2018	12.03% (3ML + 9.50%)	1.25	1/23/2023	12,500	12,500	12,500	0.4%	(3)(10)
								24,688	24,688	0.8%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan	10/7/2014	10.65% (1ML + 8.25%)	1.00	10/7/2022	98,982	98,705	98,982	3.0%	(3)(8)(10)
								98,705	98,982	3.0%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(50)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 20.73%	—	4/30/2031	$24,870	$14,748	$12,920	0.4%	(5)(14)
								14,748	12,920	0.4%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 21.84%	—	7/15/2030	25,534	17,282	18,293	0.6%	(5)(14)
								17,282	18,293	0.6%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 15.47%	—	10/20/2029	32,200	33,812	27,918	0.8%	(5)(14)
								33,812	27,918	0.8%
CCPI Inc.(19)	Electronic Equipment, Instruments & Components	Escrow Receivable	2/28/2019		—	N/A	—	—	2,239	0.1%
								—	2,239	0.1%
CCS-CMGC Holdings, Inc.	Health Care Providers & Services	First Lien Term Loan	5/23/2019	7.90% (1ML + 5.50%)	—	10/1/2025	4,987	4,865	4,865	0.2%	(3)(8)(10)
		Second Lien Term Loan	10/12/2018	11.40% (1ML + 9.00%)	—	10/1/2026	35,000	34,362	34,362	1.0%	(3)(8)(10)
								39,227	39,227	1.2%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield 13.77%	—	7/27/2030	49,552	38,392	29,335	0.9%	(5)(14)
								38,392	29,335	0.9%
Cent CLO 21 Limited	Structured Finance	Rated Secured Structured Note - Class E	7/12/2018	11.23% (3ML + 8.65%)	—	7/27/2030	10,591	9,997	10,569	0.3%	(6)(10)(14)
								9,997	10,569	0.3%
Centerfield Media Holding Company(35)	IT Services	Senior Secured Term Loan A	1/17/2017	9.60% (3ML + 7.00%)	2.00	1/17/2022	73,474	73,474	73,474	2.2%	(3)(10)
		Senior Secured Term Loan B	1/17/2017	15.10% (3ML + 12.50%)	2.00	1/17/2022	78,100	78,100	78,100	2.4%	(10)
								151,574	151,574	4.6%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 14.98%	—	4/24/2031	44,100	29,748	25,748	0.8%	(5)(14)
								29,748	25,748	0.8%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 16.76%	—	4/28/2031	45,500	32,654	28,569	0.9%	(5)(14)
								32,654	28,569	0.9%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 14.92%	—	10/17/2030	44,467	30,860	24,709	0.7%	(5)(14)
								30,860	24,709	0.7%
CIFC Funding 2014-V, Ltd.	Structured Finance	Rated Secured Structured Note - Class F	9/17/2018	11.09% (3ML + 8.50%)	—	10/17/2031	10,250	9,958	10,248	0.3%	(6)(10)(14)
								9,958	10,248	0.3%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 14.63%	—	10/21/2028	34,000	31,333	29,989	0.9%	(5)(14)
								31,333	29,989	0.9%
Cinedigm DC Holdings, LLC	Entertainment	Senior Secured Term Loan	2/28/2013	11.53% (3ML + 9.00%)	2.00	3/31/2021	16,178	16,128	16,178	0.5%	(10)(45)
								16,128	16,178	0.5%
Class Valuation, LLC (f/k/a Class Appraisal, LLC)	Real Estate Management & Development	Revolving Line of Credit - $1,500 Commitment	3/12/2018	10.58% (3ML + 8.25%)	1.50	3/12/2020	—	—	—	—%	(10)(15)
		Senior Secured Term Loan	3/12/2018	10.58% (3ML + 8.25%)	1.50	3/10/2023	38,852	38,852	38,852	1.2%	(3)(10)
								38,852	38,852	1.2%
Columbia Cent CLO 27 Limited	Structured Finance	Rated Secured Structured Note - Class E	10/11/2018	10.87% (3ML + 8.29%)	—	10/25/2028	7,450	7,235	7,436	0.2%	(6)(10)(14)
								7,235	7,436	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(50)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 16.18%	—	10/25/2028	$40,275	$22,206	$23,808	0.7%	(5)(14)
								22,206	23,808	0.7%
Coverall North America, Inc.	Commercial Services & Supplies	Senior Secured Term Loan A	11/2/2015	8.60% (3ML + 6.00%)	1.00	11/2/2020	8,475	8,475	8,475	0.3%	(3)(10)
		Senior Secured Term Loan B	11/2/2015	13.60% (3M; + 11.00%)	1.00	11/2/2020	23,375	23,375	23,375	0.7%	(3)(10)
								31,850	31,850	1.0%
CP VI Bella Midco	IT Services	Second Lien Term Loan	12/28/2017	9.15% (1ML + 6.75%)	—	12/29/2025	15,750	15,703	15,703	0.5%	(3)(8)(10)
								15,703	15,703	0.5%
Digital Room, LLC	Commercial Services & Supplies	First Lien Term Loan	5/29/2019	7.40% (1ML + 5.00%)	—	5/21/2026	10,000	9,852	10,000	0.3%	(3)(8)(10)
		Second Lien Term Loan	5/30/2019	11.40% (1ML + 9.00%)	—	5/21/2027	70,000	70,000	70,000	2.1%	(3)(8)(10)
								79,852	80,000	2.4%
Dunn Paper, Inc.	Paper & Forest Products	Second Lien Term Loan	10/7/2016	11.15% (1ML + 8.75%)	1.00	8/26/2023	11,500	11,361	11,500	0.3%	(3)(8)(10)
								11,361	11,500	0.3%
Dynatrace, LLC	Software	Second Lien Term Loan	8/31/2018	9.40% (1ML + 7.00%)	—	8/23/2026	2,735	2,729	2,735	0.1%	(3)(8)(10)
								2,729	2,735	0.1%
Easy Gardener Products, Inc.	Household Durables	Senior Secured Term Loan	10/2/2015	12.60% (3ML + 10.00%)	0.25	9/30/2020	15,888	15,888	10,252	0.3%	(3)(10)
								15,888	10,252	0.3%
Engine Group, Inc.(7)	Media	Senior Secured Term Loan	9/25/2017	7.33% (3ML + 5.00%)	1.00	9/15/2022	4,334	4,334	3,921	0.1%	(8)(10)
		Second Lien Term Loan	9/25/2017	11.33% (3ML + 9.00%)	1.00	9/15/2023	35,000	35,000	30,580	0.9%	(3)(8)(10)
								39,334	34,501	1.0%
EXC Holdings III Corp	Technology Hardware, Storage & Peripherals	Second Lien Term Loan	12/5/2017	10.10% (3ML + 7.50%)	1.00	12/1/2025	12,500	12,400	12,400	0.4%	(3)(8)(10)
								12,400	12,400	0.4%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 12.11%	—	10/15/2030	50,525	36,037	28,398	0.9%	(5)(14)
								36,037	28,398	0.9%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 9.63%	—	5/16/2031	24,575	16,644	12,275	0.4%	(5)(14)
								16,644	12,275	0.4%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Rated Secured Structured Note - Class F	6/29/2018	11.08% (3ML + 8.48%)	—	7/15/2031	6,658	6,188	6,648	0.2%	(6)(10)(14)
								6,188	6,648	0.2%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 10.33%	—	7/15/2031	39,905	29,850	19,976	0.6%	(5)(14)
								29,850	19,976	0.6%
Global Tel*Link Corporation	Diversified Telecommunication Services	Second Lien Term Loan	12/4/2018	10.65% (1ML + 8.25%)	—	11/29/2026	26,750	26,311	26,311	0.8%	(3)(8)(10)
								26,311	26,311	0.8%
GlobalTranz Enterprises, Inc.	Air Freight & Logistics	Second Lien Term Loan	5/15/2019	10.64% (1ML + 8.25%)	—	5/15/2027	12,500	12,500	12,233	0.4%	(3)(8)(10)
								12,500	12,233	0.4%
H.I.G. ECI Merger Sub, Inc.	IT Services	Senior Secured Term Loan A	5/31/2018	8.10% (3ML + 5.50%)	1.50	5/31/2023	44,240	44,240	44,240	1.3%	(3)(10)
		Senior Secured Term Loan B	5/31/2018	13.10% (3ML + 10.50%)	1.50	5/31/2023	29,900	29,900	28,843	0.9%	(3)(10)
								74,140	73,083	2.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(50)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2012-1 Ltd.	Structured Finance	Subordinated Structured Note	8/7/2012	Residual Interest, current yield 0.00%	—	8/15/2023	$23,188	$3,786	$—	—%	(5)(14)(17)
								3,786	—	—%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Structured Finance	Subordinated Structured Note	3/8/2013	Residual Interest, current yield 0.00%	—	4/15/2025	40,400	19,984	5,563	0.2%	(5)(14)(17)
								19,984	5,563	0.2%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Structured Finance	Subordinated Structured Note	2/7/2014	Residual Interest, current yield 0.00%	—	4/18/2026	24,500	11,822	4,243	0.1%	(5)(14)(17)
								11,822	4,243	0.1%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield 0.00%	—	4/28/2025	41,164	21,322	3,921	0.1%	(5)(14)(17)
								21,322	3,921	0.1%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield 12.87%	—	10/18/2027	39,598	32,784	27,783	0.8%	(5)(14)
								32,784	27,783	0.8%
HALYARD MD OPCO, LLC	Media	Revolving Line of Credit - $2,000 Commitment	8/6/2018	10.33% (3ML + 8.00%)	—	2/6/2020	—	—	—	—%	(10)(15)
		First Lien Term Loan	8/6/2018	10.33% (3ML + 8.00%)	2.00	8/6/2023	11,550	11,550	11,550	0.3%	(3)(10)
								11,550	11,550	0.3%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 19.31%	—	7/18/2031	19,025	13,507	12,690	0.4%	(5)(14)
								13,507	12,690	0.4%
Help/Systems Holdings, Inc.	Software	Second Lien Term Loan	4/17/2018	10.08% (3ML + 7.75%)	—	3/27/2026	12,499	12,457	12,457	0.4%	(3)(8)(10)
								12,457	12,457	0.4%
Inpatient Care Management Company, LLC	Health Care Providers & Services	Senior Secured Term Loan	6/8/2016	10.60% (3ML + 8.00%)	1.00	6/8/2021	19,313	19,313	19,000	0.6%	(3)(10)
								19,313	19,000	0.6%
Janus International Group, LLC	Building Products	Second Lien Term Loan	2/22/2018	10.15% (1ML + 7.75%)	1.00	2/12/2026	20,000	19,842	19,842	0.6%	(3)(8)(10)
								19,842	19,842	0.6%
JD Power and Associates	Capital Markets	Second Lien Term Loan	9/16/2016	10.90% (1ML + 8.50%)	1.00	9/7/2024	25,222	25,084	25,222	0.8%	(3)(8)(10)
								25,084	25,222	0.8%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	6/26/2015	Residual Interest, current yield 13.08%	—	10/20/2031	23,594	18,306	12,172	0.4%	(5)(14)
								18,306	12,172	0.4%
K&N Parent, Inc.	Auto Components	Second Lien Term Loan	10/20/2016	11.15% (1ML + 8.75%)	1.00	10/21/2024	25,887	25,450	25,450	0.8%	(3)(8)(10)
								25,450	25,450	0.8%
Keystone Acquisition Corp.(36)	Health Care Providers & Services	Second Lien Term Loan	5/18/2017	11.58% (3ML + 9.25%)	1.00	5/1/2025	50,000	50,000	50,000	1.5%	(3)(8)(10)
								50,000	50,000	1.5%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 14.10%	—	7/21/2031	49,934	27,938	20,663	0.6%	(5)(14)
								27,938	20,663	0.6%
Madison Park Funding IX, Ltd.	Structured Finance	Subordinated Structured Note	6/22/2018	Residual Interest, current yield 0.00%	—	8/15/2022	43,110	1,949	1,109	—%	(5)(14)(17)
								1,949	1,109	—%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(50)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Maverick Healthcare Equity, LLC	Health Care Providers & Services	Preferred Units (1,250,000 units)	10/31/2007		—	N/A	$—	$—	$—	—%	(16)
		Class A Common Units (1,250,000 units)	10/31/2007		—	N/A	—	—	—	—%	(16)
								—	—	—%
MedMark Services, Inc.(40)	Health Care Providers & Services	Second Lien Term Loan	3/16/2018	10.77% (1ML + 8.25%)	1.00	3/1/2025	7,000	6,943	6,943	0.2%	(3)(8)(10)
								6,943	6,943	0.2%
Mobile Posse, Inc.	Media	First Lien Term Loan	4/3/2018	10.83% (3ML + 8.50%)	2.00	4/3/2023	20,500	20,500	20,500	0.6%	(3)(10)
								20,500	20,500	0.6%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note	4/17/2013	Residual Interest, current yield 10.70%	—	10/15/2030	43,650	29,166	20,919	0.6%	(5)(14)
								29,166	20,919	0.6%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 18.79%	—	7/15/2031	47,830	29,152	31,107	0.9%	(5)(14)
								29,152	31,107	0.9%
MRP Holdco, Inc.	Professional Services	Senior Secured Term Loan A	4/17/2018	7.41% (1ML + 5.00%)	1.50	4/17/2024	53,963	53,963	53,963	1.6%	(3)(10)
		Senior Secured Term Loan B	4/17/2018	11.41% (1ML + 9.00%)	1.50	4/17/2024	55,000	55,000	55,000	1.7%	(10)
								108,963	108,963	3.3%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 12.68%	—	7/19/2030	42,064	33,148	26,239	0.8%	(5)(14)
								33,148	26,239	0.8%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note	8/12/2015	Residual Interest, current yield 16.97%	—	4/16/2031	46,016	27,307	24,629	0.7%	(5)(14)
								27,307	24,629	0.7%
Pearl Intermediate Parent LLC	Health Care Providers & Services	Second Lien Term Loan	2/28/2018	8.65% (1ML + 6.25%)	—	2/15/2026	5,000	4,979	4,979	0.2%	(3)(8)(10)
								4,979	4,979	0.2%
PeopleConnect Intermediate, LLC	Interactive Media & Services	Revolving Line of Credit - $1,000 Commitment	7/1/2015	12.10% (3ML + 9.50%)	1.00	7/1/2020	500	500	500	—%	(10)(15)
		Senior Secured Term Loan A	7/1/2015	9.10% (3ML + 6.50%)	1.00	7/1/2020	17,741	17,741	17,741	0.5%	(3)(10)
		Senior Secured Term Loan B	7/1/2015	15.10% (3ML + 12.50%)	1.00	7/1/2020	19,620	19,620	19,620	0.6%	(3)(10)
								37,861	37,861	1.1%
PG Dental Holdings New Jersey, LLC	Health Care Providers & Services	Delayed Draw Term Loan - $5,000 Commitment	5/31/2019	10.00% (3ML + 7.25%)	2.75	5/31/2024	—	—	—	—%	(10)(15)
		Senior Secured Term Loan	5/31/2019	10.00% (3ML + 7.25%)	2.75	5/31/2024	22,760	22,760	22,760	0.7%	(3)(10)
								22,760	22,760	0.7%
PGX Holdings, Inc.(52)	Diversified Consumer Services	Second Lien Term Loan	9/29/2014	11.41% (1ML + 9.00%)	1.00	9/29/2021	100,091	100,091	100,091	3.0%	(3)(10)
								100,091	100,091	3.0%
PlayPower, Inc.	Leisure Products	First Lien Term Loan	5/16/2019	7.90% (1ML + 5.50%)	—	5/10/2026	6,500	6,436	6,436	0.2%	(3)(8)(10)
								6,436	6,436	0.2%
Research Now Group, Inc. & Survey Sampling International LLC	Professional Services	First Lien Term Loan	1/5/2018	8.08% (1ML + 5.50%)	1.00	12/20/2024	9,850	9,440	9,850	0.3%	(3)(8)(10)
		Second Lien Term Loan	1/5/2018	12.08% (1ML + 9.50%)	1.00	12/20/2025	50,000	47,176	49,850	1.5%	(3)(8)(10)
								56,616	59,700	1.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(50)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

RGIS Services, LLC	Commercial Services & Supplies	Senior Secured Term Loan	4/20/2017	10.08% (3ML + 7.50%)	1.00	3/31/2023	$4,407	$4,237	$3,659	0.1%	(3)(8)(10)
		Senior Secured Term Loan	4/20/2017	10.02% (3ML + 7.50%)	1.00	3/31/2023	5,021	4,828	4,169	0.1%	(3)(8)(10)
		Senior Secured Term Loan	4/20/2017	9.90% (1ML + 7.50%)	1.00	3/31/2023	10,136	9,746	8,416	0.3%	(3)(8)(10)
								18,811	16,244	0.5%
RME Group Holding Company	Media	Senior Secured Term Loan A	5/4/2017	8.33% (3ML + 6.00%)	1.00	5/4/2022	28,396	28,396	28,302	0.8%	(3)(10)
		Senior Secured Term Loan B	5/4/2017	13.33% (3ML + 11.00%)	1.00	5/4/2022	22,599	22,599	22,431	0.7%	(3)(10)
								50,995	50,733	1.5%
Rocket Software, Inc.	Software	Second Lien Term Loan	12/7/2018	10.65% (1ML + 8.25%)	—	11/27/2026	50,000	49,537	49,537	1.5%	(3)(8)(10)
								49,537	49,537	1.5%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note	4/11/2014	Residual Interest, current yield 12.39%	—	4/20/2031	27,725	22,708	16,046	0.5%	(5)(14)
								22,708	16,046	0.5%
Rosa Mexicano	Hotels, Restaurants & Leisure	Revolving Line of Credit - $1,000 Commitment	3/29/2018	9.83% (3ML + 7.50%)	1.50	3/29/2023	—	—	—	—%	(10)(15)
		Senior Secured Term Loan	3/29/2018	9.83% (3ML + 7.50%)	1.50	3/29/2023	27,252	27,252	27,252	0.8%	(3)(10)
								27,252	27,252	0.8%
SCS Merger Sub, Inc.	IT Services	Second Lien Term Loan	11/6/2015	11.90% (1ML + 9.50%)	1.00	10/30/2023	20,000	19,679	20,000	0.6%	(3)(8)(10)
								19,679	20,000	0.6%
Securus Technologies Holdings, Inc.	Communications Equipment	Second Lien Term Loan	11/3/2017	10.58% (3ML + 8.25%)	1.00	11/1/2025	50,662	50,503	48,760	1.5%	(3)(8)(10)
								50,503	48,760	1.5%
SEOTownCenter, Inc.	IT Services	Senior Secured Term Loan A	4/10/2018	9.83% (3ML + 7.50%)	2.00	4/7/2023	26,000	26,000	26,000	0.8%	(3)(10)
		Senior Secured Term Loan B	4/10/2018	14.83% (3ML + 12.50%)	2.00	4/7/2023	19,000	19,000	19,000	0.6%	(3)(10)
								45,000	45,000	1.4%
SESAC Holdco II LLC	Entertainment	Second Lien Term Loan	3/2/2017	9.65% (1ML + 7.25%)	1.00	2/23/2025	8,000	7,955	7,955	0.2%	(3)(8)(10)
								7,955	7,955	0.2%
SMG US Midco	Hotels, Restaurants & Leisure	Second Lien Term Loan	1/23/2018	9.40% (1ML + 7.00%)	—	1/23/2026	7,500	7,485	7,485	0.2%	(3)(8)(10)
								7,485	7,485	0.2%
Sorenson Communications, LLC	Diversified Telecommunication Services	First Lien Term Loan	5/8/2019	8.83% (3ML + 6.50%)	—	4/29/2024	10,000	9,923	9,923	0.3%	(3)(8)(10)
								9,923	9,923	0.3%
Spectrum Holdings III Corp	Health Care Equipment & Supplies	Second Lien Term Loan	1/31/2018	9.40% (1ML + 7.00%)	1.00	1/31/2026	7,500	7,469	7,144	0.2%	(3)(8)(10)
								7,469	7,144	0.2%
Strategic Materials	Household Durables	Second Lien Term Loan	11/1/2017	10.33% (3ML + 7.75%)	1.00	11/1/2025	7,000	6,945	5,523	0.2%	(3)(8)(10)
								6,945	5,523	0.2%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interests	12/4/2006		—	N/A		—	—	—%	(13)
								—	—	—%
Sudbury Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	11/14/2013	Residual Interest, current yield 0.00%	—	1/17/2026	28,200	15,225	6,834	0.2%	(5)(14)(17)
								15,225	6,834	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(50)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Symphony CLO XIV Ltd.	Structured Finance	Subordinated Structured Note	5/6/2014	Residual Interest, current yield 0.00%	—	7/14/2026	$49,250	$31,246	$18,847	0.6%	(5)(14)(17)
								31,246	18,847	0.6%
Symphony CLO XV, Ltd.	Structured Finance	Rated Secured Structured Note - Class F	12/7/2018	11.28% (3ML + 8.68%)	—	1/17/2032	12,000	11,396	11,950	0.4%	(6)(10)(14)
								11,396	11,950	0.4%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note	10/17/2014	Residual Interest, current yield 11.98%	—	1/17/2032	63,831	44,076	22,965	0.7%	(5)(14)
								44,076	22,965	0.7%
TGP HOLDINGS III LLC	Household Durables	Second Lien Term Loan	10/3/2017	10.83% (3ML + 8.50%)	1.00	9/25/2025	3,000	2,965	2,965	0.1%	(8)(10)
								2,965	2,965	0.1%
TouchTunes Interactive Networks, Inc.	Entertainment	Second Lien Term Loan	5/29/2015	10.68% (1ML + 8.25%)	1.00	5/29/2022	12,194	12,138	12,194	0.4%	(3)(8)(10)
								12,138	12,194	0.4%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	1/26/2018	10.83% (3ML + 8.50%)	1.50	1/26/2023	172,815	172,815	171,271	5.2%	(3)(10)
								172,815	171,271	5.2%
Transplace Holdings, Inc.	Transportation Infrastructure	Second Lien Term Loan	10/5/2017	11.15% (1ML + 8.75%)	1.00	10/6/2025	28,104	27,578	28,104	0.9%	(3)(8)(10)
								27,578	28,104	0.9%
Turning Point Brands, Inc.(41)	Tobacco	Second Lien Term Loan	2/17/2017	9.40% (1ML + 7.00%)	—	3/7/2024	14,500	14,419	14,500	0.4%	(3)(8)(10)
								14,419	14,500	0.4%
Universal Fiber Systems, LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan	10/2/2015	11.91% (1ML + 9.50%)	1.00	10/2/2022	37,000	36,657	36,657	1.1%	(3)(8)(10)
								36,657	36,657	1.1%
USG Intermediate, LLC	Leisure Products	Revolving Line of Credit - $2,000 Commitment	4/15/2015	11.66% (1ML + 9.25%)	1.00	8/24/2019	800	800	800	—%	(10)(15)
		Senior Secured Term Loan A	4/15/2015	9.16% (1ML + 6.75%)	1.00	8/24/2022	6,387	6,387	6,387	0.2%	(3)(10)
		Senior Secured Term Loan B	4/15/2015	14.16% (1ML + 11.75%)	1.00	8/24/2022	19,245	19,245	19,245	0.6%	(3)(10)
		Equity	4/15/2015		—	N/A	—	1	—	—%	(16)
								26,433	26,432	0.8%
UTZ Quality Foods, LLC	Food Products	Second Lien Term Loan	11/21/2017	9.65% (1ML + 7.25%)	—	11/21/2025	10,000	9,900	9,900	0.3%	(3)(8)(10)
								9,900	9,900	0.3%
VC GB Holdings, Inc.	Household Durables	Subordinated Secured Term Loan	2/28/2017	10.40% (1ML + 8.00%)	1.00	2/28/2025	3,720	3,493	3,720	0.1%	(3)(8)(10)
								3,493	3,720	0.1%
Venio LLC	Professional Services	Second Lien Term Loan	2/19/2014	4.00% plus 10.10% PIK (3ML + 7.50%)	2.50	2/19/2020	24,382	22,519	21,515	0.7%	(10)(45)
								22,519	21,515	0.7%
Voya CLO 2012-2, Ltd.	Structured Finance	Subordinated Structured Note	8/7/2012	Residual Interest, current yield 0.00%	—	10/15/2022	38,070	450	516	—%	(5)(14)(17)
								450	516	—%
Voya CLO 2012-3, Ltd.	Structured Finance	Subordinated Structured Note	9/27/2012	Residual Interest, current yield 0.00%	—	10/15/2022	46,632	—	516	—%	(5)(14)(17)
								—	516	—%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 10.37%	—	10/16/2028	40,613	31,046	27,193	0.8%	(5)(14)
								31,046	27,193	0.8%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 13.21%	—	4/18/2031	40,773	29,978	22,515	0.7%	(5)(14)
								29,978	22,515	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

							June 30, 2019
Portfolio Company	Industry	Investments(1)(45)	Acquisition Date(50)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2016	Residual Interest, current yield 12.29%	—	10/20/2031	$28,100	$27,265	$21,003	0.6%	(5)(14)
								27,265	21,003	0.6%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note	6/13/2017	Residual Interest, current yield 12.44%	—	7/20/2030	44,885	50,244	42,872	1.3%	(5)(14)
								50,244	42,872	1.3%
VT Topco, Inc.	Commercial Services & Supplies	Second Lien Term Loan	8/23/2018	9.33% (3ML + 7.00%)	—	8/17/2026	7,000	6,969	6,969	0.2%	(3)(8)(10)
								6,969	6,969	0.2%
Wink Holdco, Inc.	Insurance	Second Lien Term Loan	12/1/2017	9.16% (1ML + 6.75%)	1.00	12/1/2025	3,000	2,988	2,988	0.1%	(3)(8)(10)
								2,988	2,988	—%
Total Non-Control/Non-Affiliate Investments (Level 3)								$3,368,880	$3,100,947	93.7%

Total Portfolio Investments (Level 3)								$5,932,302	$5,653,553	171.0%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2020 and June 30, 2019

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

(2)
Fair value is determined by or under the direction of our Board of Directors. As of June 30, 2020 and June 30, 2019, all of our investments are valued using significant unobservable inputs. In accordance with ASC 820, such investments are classified as Level 3 within the fair value hierarchy. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.

(3)
Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly-owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of the investments held by PCF at June 30, 2020 and June 30, 2019 were $1,491,022 and $1,636,067, respectively, representing 28.5% and 28.9% of our total investments, respectively.

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

(6)	This investment is in the debt class of the CLO security, which is referred to as “Rated Secured Structured Note”, or “RSSN”.

(7)	Engine Group. Inc., EMX Digital, Inc. (f/k/a Clearstream TV, Inc.), and Engine International, Inc., are joint borrowers on the senior secured and the second lien term loans.

(8)	Syndicated investment which was originated by a financial institution and broadly distributed.

(9)	Investment on non-accrual status as of the reporting date (See Note 2).

(10)
Certain variable rate securities in our portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. The 1-Month LIBOR, or “1ML”, was 0.16% as of June 30, 2020 and 2.40% as of June 30, 2019. The 3-Month LIBOR, or “3ML”, was 0.30% as of June 30, 2020 and 2.32% as of June 30, 2019. The 6-Month LIBOR, or “6ML”, was 0.37% as of June 30, 2020 and 2.20% as of June 30, 2019.

(11)	PeopleConnect Holdings, Inc. and Pubrec Holdings, Inc. are joint borrowers.

(12)
The consolidated revenue interest is equal to the lesser of (i) 2.0% of consolidated revenue for the twelve-month period ending on the last day of the prior fiscal quarter (or portion thereof) and (ii) 25% of the amount of interest accrued on the Notes at the cash interest rate for such fiscal quarter (or portion thereof).

(13)	The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.

(14)
Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2020 and June 30, 2019, our qualifying assets as a percentage of total assets, stood at 74.44% and 73.85%, respectively. We monitor the status of these assets on an ongoing basis.

(15)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of June 30, 2020 and June 30, 2019, we had $41,487 and $23,375, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2020 and June 30, 2019 (Continued)

distributions are less than the amortized investment cost. If an investment has been impaired upon being called, any future distributions will be recorded as a return of capital. To the extent that the impaired cost basis of the SSN is fully recovered, any future distributions will be recorded as realized gains.

(18)
Ellett Brothers, LLC, Evans Sports, Inc., Jerry’s Sports, Inc., Simmons Gun Specialties, Inc., Bonitz Brothers, Inc., and Outdoor Sports Headquarters, Inc. are joint borrowers on the second lien term loan. United Sporting Companies, Inc. (“USC”) is a parent guarantor of this debt investment, and is 100% owned by SportCo Holdings, Inc. (“SportCo”). Prospect previously held a 3.48% equity interest in SportCo and following an additional issuance of common stock by SportCo, Prospect’s ownership increased to 22.0% as of September 30, 2018. As a result, Prospect’s investment in USC is classified as an affiliate investment beginning the period ended September 30, 2018. In June, 2019, USC filed for Chapter 11 bankruptcy and began liquidating its remaining assets. During the year ended June 30, 2020, USC used a portion of the proceeds from the ongoing liquidation to partially repay $20,594 of our Second Lien Term Loan and our 22.0% equity interest was canceled, resulting in a transfer of our investment to non-control/non-affiliate classification as of June 30, 2020.

(19)
CCPI Holdings Inc., a consolidated entity in which we own 100% of the common stock, held 94.59% of CCPI Inc. (“CCPI”), the operating company, as of June 30, 2018. On March 1, 2019, we sold our 94.59% common equity interest in CCPI, Inc. for $18,865 in net proceeds. Concurrently, CCPI Inc. fully repaid the $2,797 Senior Secured Term Loan A and the $17,566 Senior Secured Term Loan B receivable to us. We recorded a realized gain of $0 on the sale of our equity position in CCPI, Inc. In connection with the sale, $2,364 was held in escrow and due to us as of June 30, 2019. The full escrow was subsequently distributed to us and is recorded as a realized gain in our Consolidated Statement of Operations for the year ended June 30, 2020.

(20)
CP Holdings of Delaware LLC (“CP Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of June 30, 2020 and June 30, 2019. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. On April 6, 2018, Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”), a previously controlled portfolio company, merged with and into CP Energy, with CP Energy continuing as the surviving corporation. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $38,390 in senior secured term loans (the “Spartan Term Loans”) due to us as of June 30, 2020. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans.  In December 2019, Wolf Energy Holdings, Inc. (“Wolf Energy Holdings”), our Consolidated Holding Company that previously owned 100% of Appalachian Energy LLC (“AEH”); Wolf Energy Services Company, LLC (Wolf Energy Services”); and Wolf Energy, LLC (collectively our previously controlled membership interest and net profit interest investments in “Wolf Energy”), merged with and into CP Energy, with CP Energy continuing as the surviving entity. CP Energy acquired 100% of our equity in Wolf Energy, which is reflected in our valuation of CP Energy common stock as of December 31, 2019. (See Note 14).

(21)
Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 98.63% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of June 30, 2020 and June 30, 2019. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company.

(22)	Prospect holds an 11.51% membership interest in Edmentum Ultimate Holdings, LLC (“Edmentum Holdings”), which owns 100% of the equity of Edmentum, Inc.

(23)
First Tower Holdings of Delaware LLC, a consolidated entity in which we own 100% of the membership interests, owns 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC, the operating company as of June 30, 2020 and June 30, 2019. We report First Tower Finance as a separate controlled company.

(24)
Energy Solutions Holdings Inc., a consolidated entity in which we own 100% of the equity, owns 100% of Freedom Marine Solutions, LLC (“Freedom Marine”), which owns Vessel Company, LLC, Vessel Company II, LLC and Vessel Company III, LLC. We report Freedom Marine as a separate controlled company.

(25)
MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 100% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“Mity-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. Our subordinated unsecured note issued and outstanding to Broda Canada is denominated in Canadian Dollars (“CAD”). As of June 30, 2020 and June 30, 2019, the principal balance of this note was CAD 8,679. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2020 and June 30, 2019 (Continued)

of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder.

(26)
NPH Property Holdings, LLC (“NPH”), a consolidated entity in which we own 100% of the membership interests, owns 100% of the common equity of National Property REIT Corp. (“NPRC”) (f/k/a National Property Holdings Corp.), a property REIT which holds investments in several real estate properties. Additionally, NPRC invests in online consumer loans and rated secured structured notes through American Consumer Lending Limited (“ACLL”) and National General Lending Limited (“NGL”), respectively, its wholly owned subsidiaries. We report NPRC as a separate controlled company. See Note 3 for further discussion of the investments held by NPRC. Effective December 31, 2018, we amended and restated the terms of our credit agreement with NPRC. As part of the amendment, we increased our investment through a New Term Loan A Secured Note (“New TLA”) in the aggregate principal amount of $433,553, a New Term Loan B Secured Note (“New TLB”) in the aggregate principal amount of $205,000, and our net operating income interest was revised to a residual profit interest (refer to endnote 37 for residual profit interest calculation). NPRC utilized a portion of the proceeds from the New TLA and New TLB to repay the previously outstanding Senior Secured Term Loan A and Senior Secured Term Loan E. The remaining proceeds of $140,351 were returned to us as a return of capital, reducing our equity investment in NPRC. Effective October 31, 2019, we amended the terms of our credit agreement to increase our investment in NPRC and its wholly-owned subsidiaries through a new $51,428 Senior Secured Term Loan C (“TLC”) and $12,857 in equity financing. Effective June 19, 2020, we amended and restated the terms of our credit agreement with NPRC, as part of the amendment we increased our investment through a new Term Loan D secured note (“TLD”) in the aggregate principal amount of $183,425 and the proceeds were returned to us as a return of capital, reducing our equity investment in NPRC.

(27)
Nationwide Acceptance Holdings LLC, a consolidated entity in which we own 100% of the membership interests, owns 94.48% of Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC ), the operating company, as of June 30, 2020 and June 30, 2019. We report Nationwide Loan Company LLC as a separate controlled company. On June 1, 2015, Nationwide Acceptance LLC completed a reorganization and was renamed Nationwide Loan Company LLC (“Nationwide”) and formed two new wholly-owned subsidiaries: Pelican Loan Company LLC (“Pelican”) and Nationwide Consumer Loans LLC. Nationwide assigned 100% of the equity interests in its other subsidiaries to Pelican which, in turn, assigned these interests to a new operating company wholly-owned by Pelican named Nationwide Acceptance LLC (“New Nationwide”). New Nationwide also assumed the existing senior subordinated term loan due to Prospect.

(28)
NMMB Holdings, a consolidated entity in which we own 100% of the equity, owns 92.25% and 94.10% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of June 30, 2020 and June 30, 2019, respectively. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company. On December 30, 2019, NMMB executed a dividend recapitalization whereby Prospect invested $15,100 of a first lien term loan to repay NMMB’s existing term loan, provide a shareholder distribution, and pay fees and expenses. As part of the recapitalization, Prospect converted its Series A and Series B preferred securities into 92.42% common equity and received a dividend distribution of $2,797.

(29)
During the year ended June 30, 2018, Prospect exercised its rights and remedies under its loan documents to exercise the shareholder voting rights in respect of the stock of InterDent, Inc. (“InterDent”) and to appoint a new Board of Directors of InterDent. As a result, Prospect’s investment in InterDent is classified as a control investment.

(30)	Prospect owns 99.96% of the equity of USES Corp. as of June 30, 2020 and June 30, 2019.

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

(33)	Prospect owns 9.67% of the equity in Targus Cayman HoldCo Limited (“Targus”), the parent company of Targus International LLC (“Targus International”) as of June 30, 2020 and June 30, 2019.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2020 and June 30, 2019 (Continued)

(34)
On December 10, 2018, UTP Holdings Group, Inc. (“UTP Holdings”) purchased all of the voting stock of Universal Turbine Parts, LLC (“UTP”) and appointed a new Board of Directors to UTP Holdings, consisting of three employees of the Investment Advisor. At the time UTP Holdings acquired UTP, UTP Holdings (f/k/a Harbortouch Holdings of Delaware) was a wholly-owned holding company controlled by Prospect and therefore Prospect’s investment in UTP became classified as a control investment during the year ended June 30, 2019.

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

(37)
As of June 30, 2019, the residual profit interest was equal to 25% of NPRC’s residual profit, calculated quarterly in arrears. As of June 30, 2020, the residual profit interest includes both (i) 8.33% of New TLA and TLD residual profit and (ii) 100% of TLC residual profits, with both calculated quarterly in arrears.

(38)
As of June 30, 2020 and June 30, 2019, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC (f/k/a Nixon Holdco, LLC), the parent company of Nixon, Inc. On February 26, 2018, Prospect entered into a debt forgiveness agreement with Nixon, Inc., which terminated $17,472 Senior Secured Term Loan receivable due to us. We recorded a realized loss of $14,197 in our Consolidated Statement of Operations for the year ended June 30, 2018 as a result of this transaction.

(39)
Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.96% and 99.94% ownership interest of Pacific World as of June 30, 2020 and June 30, 2019, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.

(40)	BAART Programs, Inc. and MedMark Services, Inc. are joint borrowers of the second lien term loan.

(41)	Turning Point Brands, Inc. and North Atlantic Trading Company, Inc. are joint borrowers and guarantors on the secured loan facility.

(42)	Medusind Acquisition, Inc., Medusind Intermediate, Inc., Medusind Solutions Inc. and Medusind Inc. are joint borrowers.

(43)	The following shows the composition of our investment portfolio at cost by control designation, investment type, and by industry as of June 30, 2020:

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$65,471	$—	$—	$—	$—	$—	$22,737	$88,208
Commercial Services & Supplies	125,477	—	—	—	—	6,350	6,849	138,676
Construction & Engineering	43,731	—	—	—	—	—	25,143	68,874
Consumer Finance	—	—	357,026	—	—	—	120,939	477,965
Diversified Consumer Services	—	—	—	—	—	—	2,378	2,378
Energy Equipment & Services	73,260	—	—	—	—	—	193,358	266,618
Equity Real Estate Investment Trusts (REITs)	486,058	—	—	—	—	—	210	486,268
Health Care Providers & Services	267,052	—	—	—	—	—	1	267,053
Machinery	—	—	28,622	—	—	—	6,867	35,489
Media	5,025	—	—	—	—	—	12,869	17,894
Online Lending	45,950	—	—	—	—	—	—	45,950
Personal Products	59,907	—	—	—	—	—	186,795	246,702
Trading Companies & Distributors	65,450	—	—	—	—	—	—	65,450
Structured Finance (A)	79,200	—	—	—	—	—	—	79,200
Total Control Investments	$1,316,581	$—	$385,648	$—	$—	$6,350	$578,146	$2,286,725
Affiliate Investments
Diversified Consumer Services	$—	$1,981	$114,536	$—	$—	$37,585	$6,577	$160,679
Textiles, Apparel & Luxury Goods	—	—	—	—	—	—	2,805	2,805
Total Affiliate Investments	$—	$1,981	$114,536	$—	$—	$37,585	$9,382	$163,484

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2020 and June 30, 2019 (Continued)

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$—	$12,500	$—	$—	$—	$—	$12,500
Auto Components	1,244	—	25,532	—	—	—	—	26,776
Chemicals	31,837	—	—	—	—	—	—	31,837
Commercial Services & Supplies	43,835	—	175,763	—	—	—	10,303	229,901
Communications Equipment	9,105	—	50,533	—	—	—	—	59,638
Consumer Finance	28,806	—	—	—	—	—	—	28,806
Distributors	172,853	—	105,478	—	—	—	—	278,331
Diversified Financial Services	30,165	—	—	—	—	—	—	30,165
Diversified Telecommunication Services	17,704	—	39,394	—	—	—	—	57,098
Entertainment	50,601	—	—	—	—	—	—	50,601
Food Products	—	—	24,853	—	—	—	—	24,853
Health Care Equipment & Supplies	—	—	7,474	—	—	—	—	7,474
Health Care Providers & Services	152,900	—	113,235	—	—	—	—	266,135
Hotels, Restaurants & Leisure	23,501	—	—	—	—	—	—	23,501
Household Products	24,437	—	—	—	—	—	—	24,437
Household Durables	—	—	9,924	3,990	—	—	2,001	15,915
Insurance	—	—	12,796	—	—	—	—	12,796
Interactive Media & Services	200,728	—	—	—	—	—	—	200,728
Internet & Direct Marketing Retail	15,706	—	—	—	—	—	—	15,706
IT Services	117,574	—	85,711	—	—	—	—	203,285
Leisure Products	24,518	—	—	—	—	—	1	24,519
Machinery	48,745	—	—	—	—	—	—	48,745
Media	64,630	—	35,000	—	—	—	—	99,630
Paper & Forest Products	4,393	—	11,395	—	—	—	—	15,788
Professional Services	28,910	—	75,254	—	—	—	—	104,164
Real Estate Management & Development	31,747	—	—	—	—	—	—	31,747
Software	8,425	—	66,783	—	—	—	—	75,208
Technology Hardware, Storage & Peripherals	—	—	12,415	—	—	—	—	12,415
Textiles, Apparel & Luxury Goods	166,307	—	36,762	—	—	—	—	203,069
Transportation Infrastructure	—	—	27,662	—	—	—	—	27,662
Structured Finance (A)	—	—	—	—	1,089,079	—	—	1,089,079
Total Non-Control/ Non-Affiliate	$1,298,671	$—	$928,464	$3,990	$1,089,079	$—	$12,305	$3,332,509
Total Portfolio Investment Cost	$2,615,252	$1,981	$1,428,648	$3,990	$1,089,079	$43,935	$599,833	$5,782,718

The following shows the composition of our investment portfolio at fair value by control designation, investment type, and by industry as of June 30, 2020:

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	% of Net Assets
Control Investments
Aerospace & Defense	$65,471	$—	$—	$—	$—	$—	$20,156	$85,627	2.8%
Commercial Services & Supplies	69,230	—	—	—	—	—	—	69,230	2.3%
Construction & Engineering	43,731	—	—	—	—	—	85,565	129,296	4.2%
Consumer Finance	—	—	360,015	—	—	—	261,373	621,388	20.3%
Diversified Consumer Services	—	—	—	—	—	—	3,286	3,286	0.1%
Energy Equipment & Services	55,455	—	—	—	—	—	26,781	82,236	2.7%
Equity Real Estate Investment Trusts (REITs)	486,058	—	—	—	—	—	267,525	753,583	24.7%
Health Care Providers & Services	230,757	—	—	—	—	—	—	230,757	7.6%
Machinery	—	—	28,622	—	—	—	9,943	38,565	1.3%
Media	5,025	—	—	—	—	—	28,643	33,668	1.1%
Online Lending	45,950	—	—	—	—	—	—	45,950	1.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2020 and June 30, 2019 (Continued)

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	% of Net Assets
Personal Products	$59,907	$—	$—	$—	$—	$—	$—	$59,907	2.0%
Trading Companies & Distributors	26,599	—	—	—	—	—	—	26,599	0.9%
Structured Finance (A)	79,200	—	—	—	—	—	—	79,200	2.6%
Total Control Investments	$1,167,383	$—	$388,637	$—	$—	$—	$703,272	$2,259,292	73.9%
Fair Value % of Net Assets	38.2%	—%	12.7%	—%	—%	—%	23.0%	73.9%
Affiliate Investments
Diversified Consumer Services	$—	$1,981	$107,412	$—	$—	$51,079	$5,857	$166,329	5.4%
Textiles, Apparel & Luxury Goods	—	—	—	—	—	—	21,208	21,208	0.7%
Total Affiliate Investments	$—	$1,981	$107,412	$—	$—	$51,079	$27,065	$187,537	6.1%
Fair Value % of Net Assets	—%	0.1%	3.4%	—%	—%	1.7%	0.9%	6.1%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$—	$10,755	$—	$—	$—	$—	$10,755	0.4%
Auto Components	1,373	—	23,494	—	—	—	—	24,867	0.8%
Chemicals	31,891	—	—	—	—	—	—	31,891	1.0%
Commercial Services & Supplies	43,409	—	172,405	—	—	—	9,233	225,047	7.4%
Communications Equipment	8,671	—	42,166	—	—	—	—	50,837	1.7%
Consumer Finance	24,338	—	—	—	—	—	—	24,338	0.8%
Distributors	168,965	—	6,966	—	—	—	—	175,931	5.8%
Diversified Financial Services	30,165	—	—	—	—	—	—	30,165	1.0%
Diversified Telecommunication Services	17,403	—	37,908	—	—	—	—	55,311	1.8%
Entertainment	49,017	—	—	—	—	—	—	49,017	1.6%
Food Products	—	—	25,000	—	—	—	—	25,000	0.8%
Health Care Equipment & Supplies	—	—	5,606	—	—	—	—	5,606	0.2%
Health Care Providers & Services	151,824	—	112,821	—	—	—	—	264,645	8.7%
Hotels, Restaurants & Leisure	21,008	—	—	—	—	—	—	21,008	0.7%
Household Products	24,362	—	—	—	—	—	—	24,362	0.8%
Household Durables	—	—	8,223	3,990	—	—	3,853	16,066	0.5%
Insurance	—	—	12,744	—	—	—	—	12,744	0.4%
Interactive Media & Services	200,728	—	—	—	—	—	—	200,728	6.6%
Internet & Direct Marketing Retail	16,440	—	—	—	—	—	—	16,440	0.5%
IT Services	118,311	—	85,750	—	—	—	—	204,061	6.7%
Leisure Products	24,319	—	—	—	—	—	—	24,319	0.8%
Machinery	48,655	—	—	—	—	—	—	48,655	1.6%
Media	64,170	—	2,754	—	—	—	—	66,924	2.2%
Paper & Forest Products	4,393	—	11,395	—	—	—	—	15,788	0.5%
Professional Services	29,275	—	77,267	—	—	—	—	106,542	3.5%
Real Estate Management & Development	31,747	—	—	—	—	—	—	31,747	1.0%
Software	8,425	—	65,320	—	—	—	—	73,745	2.4%
Technology Hardware, Storage & Peripherals	—	—	12,318	—	—	—	—	12,318	0.4%
Textiles, Apparel & Luxury Goods	164,656	—	35,363	—	—	—	—	200,019	6.5%
Transportation Infrastructure	—	—	27,662	—	—	—	—	27,662	0.9%
Structured Finance (A)	—	—	—	—	708,961	—	—	708,961	23.2%
Total Non-Control/ Non-Affiliate	$1,283,545	$—	$775,917	$3,990	$708,961	$—	$13,086	$2,785,499	91.2%
Fair Value % of Net Assets	42.0%	—%	25.5%	0.1%	23.2%	—%	0.4%	91.2%
Total Portfolio	$2,450,928	$1,981	$1,271,966	$3,990	$708,961	$51,079	$743,423	$5,232,328	171.2%
Fair Value % of Net Assets	80.2%	0.1%	41.6%	0.1%	23.2%	1.7%	24.3%	171.2%
(A) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.
(B) Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.

(44)	The following shows the composition of our investment portfolio at cost by control designation, investment type, and by industry as of June 30, 2019:

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2020 and June 30, 2019 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$54,841	$—	$—	$—	$—	$22,738	$77,579
Commercial Services & Supplies	126,505	—	—	—	6,915	6,849	140,269
Construction & Engineering	43,731	—	—	—	—	26,204	69,935
Consumer Finance	—	348,606	—	—	—	116,839	465,445
Energy Equipment & Services	69,447	—	—	—	—	192,216	261,663
Equity Real Estate Investment Trusts (REITs)	433,553	—	—	—	—	62,887	496,440
Health Care Providers & Services	248,872	—	—	—	—	1	248,873
Machinery	—	28,622	—	—	—	6,866	35,488
Media	3,114	—	—	—	—	12,869	15,983
Online Lending	172,000	—	—	—	—	100,949	272,949
Personal Products	212,969	—	—	—	—	25,000	237,969
Trading Companies & Distributors	63,213	—	—	—	—	—	63,213
Total Control Investments	$1,428,245	$377,228	$—	$—	$6,915	$573,418	$2,385,806
Affiliate Investments
Distributors	$—	$127,091	$—	$—	$—	$—	$127,091
Diversified Consumer Services	—	8,159	—	—	32,018	6,577	46,754
Textiles, Apparel & Luxury Goods	—	—	—	—	—	3,771	3,771
Total Affiliate Investments	$—	$135,250	$—	$—	$32,018	$10,348	$177,616
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$12,500	$—	$—	$—	$—	$12,500
Auto Components	—	25,450	—	—	—	—	25,450
Building Products	—	19,842	—	—	—	—	19,842
Capital Markets	—	25,084	—	—	—	—	25,084
Chemicals	—	—	—	—	—	—	—
Commercial Services & Supplies	60,513	175,674	—	—	—	—	236,187
Communications Equipment	—	50,503	—	—	—	—	50,503
Consumer Finance	22,333	—	—	—	—	—	22,333
Distributors	172,815	—	—	—	—	—	172,815
Diversified Consumer Services	—	100,091	—	—	—	—	100,091
Diversified Telecommunication Services	9,923	26,311	—	—	—	—	36,234
Electronic Equipment, Instruments & Components	—	—	—	—	—	—	—
Energy Equipment & Services	—	—	—	—	—	—	—
Entertainment	16,128	20,093	—	—	—	—	36,221
Food Products	—	34,729	—	—	—	—	34,729
Health Care Equipment & Supplies	33,673	7,469	—	—	—	—	41,142
Health Care Providers & Services	125,265	96,284	—	—	—	—	221,549
Hotels, Restaurants & Leisure	27,252	7,485	—	—	—	—	34,737
Household Durables	15,888	13,403	—	—	—	—	29,291
Household Products	24,688	—	—	—	—	—	24,688
Insurance	—	12,988	—	—	—	—	12,988
Interactive Media & Services	37,861	—	—	—	—	—	37,861
IT Services	270,714	35,382	—	—	—	—	306,096
Leisure Products	32,868	—	—	—	—	1	32,869
Media	87,379	35,000	—	—	—	—	122,379
Online Lending	—	—	—	—	—	—	—
Paper & Forest Products	—	11,361	—	—	—	—	11,361
Professional Services	118,403	69,695	—	—	—	—	188,098
Real Estate Management & Development	38,852	—	—	—	—	—	38,852
Software	—	64,723	—	—	—	—	64,723
Technology Hardware, Storage & Peripherals	—	12,400	—	—	—	—	12,400
Textiles, Apparel & Luxury Goods	190,678	36,657	—	—	—	—	227,335

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2020 and June 30, 2019 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Tobacco	—	14,419	—	—	—	—	14,419
Transportation Infrastructure	—	27,578	—	—	—	—	27,578
Structured Finance (A)	—	—	44,774	1,103,751	—	—	1,148,525
Total Non-Control/ Non-Affiliate	$1,285,233	$935,121	$44,774	$1,103,751	$—	$1	$3,368,880
Total Portfolio Investment Cost	$2,713,478	$1,447,599	$44,774	$1,103,751	$38,933	$583,767	$5,932,302
The following shows the composition of our investment portfolio at fair value by control designation, investment type, and by industry as of June 30, 2019:

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	% of Net Assets
Control Investments
Aerospace & Defense	$54,841	$—	$—	$—	$—	$34,860	$89,701	2.7%
Commercial Services & Supplies	62,627	—	—	—	—	—	62,627	1.9%
Construction & Engineering	43,731	—	—	—	—	99,954	143,685	4.3%
Consumer Finance	—	351,926	—	—	—	246,502	598,428	18.1%
Electronic Equipment, Instruments & Components	—	—	—	—	—	—	—	—%
Energy Equipment & Services	69,447	—	—	—	—	84,418	153,865	4.7%
Equity Real Estate Investment Trusts (REITs)	433,553	—	—	—	—	394,134	827,687	25.0%
Health Care Providers & Services	224,876	—	—	—	—	—	224,876	6.8%
Machinery	—	28,622	—	—	—	5,002	33,624	1.0%
Media	3,114	—	—	—	—	21,069	24,183	0.7%
Online Lending	172,000	—	—	—	—	4,778	176,778	5.3%
Personal Products	112,427	—	—	—	—	—	112,427	3.4%
Trading Companies & Distributors	28,043	—	—	—	—	—	28,043	0.8%
Total Control Investments	$1,204,659	$380,548	$—	$—	$—	$890,717	$2,475,924	74.9%
Fair Value % of Net Assets	36.4%	11.5%	—%	—%	—%	26.9%	74.9%
Affiliate Investments
Distributors	$—	$18,866	$—	$—	$—	$—	$18,866	0.6%
Diversified Consumer Services	—	8,159	—	—	33,058	—	41,217	1.2%
Textiles, Apparel & Luxury Goods	—	—	—	—	—	16,599	16,599	0.5%
Total Affiliate Investments	$—	$27,025	$—	$—	$33,058	$16,599	$76,682	2.3%
Fair Value % of Net Assets	—%	0.8%	—%	—%	1.0%	0.5%	2.3%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$12,233	$—	$—	$—	$—	$12,233	0.4%
Auto Components	—	25,450	—	—	—	—	25,450	0.8%
Building Products	—	19,842	—	—	—	—	19,842	0.6%
Capital Markets	—	25,222	—	—	—	—	25,222	0.8%
Chemicals	—	—	—	—	—	—	—	—%
Commercial Services & Supplies	58,094	175,951	—	—	—	—	234,045	7.1%
Communications Equipment	—	48,760	—	—	—	—	48,760	1.5%
Consumer Finance	20,555	—	—	—	—	—	20,555	0.6%
Distributors	171,271	—	—	—	—	—	171,271	5.2%
Diversified Consumer Services	—	100,091	—	—	—	—	100,091	3.0%
Diversified Telecommunication Services	9,923	26,311	—	—	—	—	36,234	1.1%
Electronic Equipment, Instruments & Components	—	—	—	—	—	2,239	2,239	0.1%
Energy Equipment & Services	—	—	—	—	—	—	—	—%
Entertainment	16,178	20,149	—	—	—	—	36,327	1.1%
Food Products	—	34,729	—	—	—	—	34,729	1.1%
Health Care Equipment & Supplies	34,010	7,144	—	—	—	—	41,154	1.2%
Health Care Providers & Services	124,075	96,284	—	—	—	—	220,359	6.7%
Hotels, Restaurants & Leisure	27,252	7,485	—	—	—	—	34,737	1.1%
Household Durables	10,252	12,208	—	—	—	—	22,460	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2020 and June 30, 2019 (Continued)

Industry	1st Lien Term Loan	2nd Lien Term Loan	Rated Secured Structured Notes	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	% of Net Assets
Household Products	24,688	—	—	—	—	—	24,688	0.7%
Insurance	—	12,988	—	—	—	—	12,988	0.4%
Interactive Media & Services	37,861	—	—	—	—	—	37,861	1.1%
IT Services	269,657	35,703	—	—	—	—	305,360	9.2%
Leisure Products	32,868	—	—	—	—	—	32,868	1.0%
Media	86,704	30,580	—	—	—	—	117,284	3.5%
Online Lending	—	—	—	—	—	—	—	—%
Paper & Forest Products	—	11,500	—	—	—	—	11,500	0.3%
Pharmaceuticals	—	—	—	—	—	—	—	—%
Professional Services	118,813	71,365	—	—	—	—	190,178	5.8%
Real Estate Management & Development	38,852	—	—	—	—	—	38,852	1.2%
Software	—	64,729	—	—	—	—	64,729	2.0%
Technology Hardware, Storage & Peripherals	—	12,400	—	—	—	—	12,400	0.4%
Textiles, Apparel & Luxury Goods	189,725	36,657	—	—	—	—	226,382	6.8%
Tobacco	—	14,500	—	—	—	—	14,500	0.4%
Transportation Infrastructure	—	28,104	—	—	—	—	28,104	0.9%
Structured Finance (A)	—	—	46,851	850,694	—	—	897,545	27.1%
Total Non-Control/ Non-Affiliate	$1,270,778	$930,385	$46,851	$850,694	$—	$2,239	$3,100,947	93.8%
Fair Value % of Net Assets	38.4%	28.1%	1.4%	25.7%	—%	0.1%	93.8%
Total Portfolio	$2,475,437	$1,337,958	$46,851	$850,694	$33,058	$909,555	$5,653,553	171.0%
Fair Value % of Net Assets	74.9%	40.5%	1.4%	25.7%	1.0%	27.5%	171.0%
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2020 and June 30, 2019 (Continued)

(45)
The interest rate on these investments, excluding those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended June 30, 2020:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Cinedigm DC Holdings, LLC - Senior Secured Term Loan	—%	2.50%	2.50%
CP Energy Services Inc. - Senior Secured Term Loan	12.00%	—%	12.00%	(A)
Credit Central Loan Company, LLC - Subordinated Term Loan	10.00%	—%	10.00%	(B)
Echelon Transportation, LLC - Senior Secured Term Loan	2.25%	—%	2.25%	(C)
Echelon Transportation, LLC - Senior Secured Term Loan	1.00%	—%	1.00%	(D)
Edmentum Ultimate Holdings, LLC - Second Lien Revolving Credit Facility	5.00%	—%	5.00%
Edmentum Ultimate Holdings, LLC - Unsecured Senior PIK Note	8.50%	—%	8.50%
Edmentum Ultimate Holdings, LLC - Unsecured Junior PIK Note	10.00%	—%	10.00%
First Tower Finance Company LLC - Subordinated Term Loan	4.40%	6.10%	10.50%
InterDent, Inc. - Senior Secured Term Loan A	6.25%	—%	6.25%	(E)
InterDent, Inc. - Senior Secured Term Loan A/B	7.05%	—%	7.05%	(F)
InterDent, Inc. - Senior Secured Term Loan B	10.00%	—%	10.00%
Medusind Acquisition, Inc - First Lien Term Loan	5.49%	3.51%	9.00%	(G)
MITY, Inc. - Senior Secured Note B	10.00%	—%	10.00%
National Property REIT Corp. - Senior Secured Term Loan A	—%	3.53%	3.53%
National Property REIT Corp. - Senior Secured Term Loan B	—%	5.50%	5.50%
National Property REIT Corp. - Senior Secured Term Loan C	—%	2.25%	2.25%
National Property REIT Corp. - Senior Secured Term Loan D	—%	2.50%	2.50%
Nationwide Loan Company LLC - Senior Subordinated Term Loan	10.00%	—%	10.00%
Pacific World Corporation - Senior Secured Term Loan A	—%	—%	6.25%	(H)
PGX Holdings, Inc. - 1.5 Lien	11.50%	—%	11.50%	(I)
PGX Holdings, Inc. - Second Lien Term Loan	15.75%	—%	15.75%	(J)
Rosa Mexicano - Revolver	6.00%	—%	6.00%	(K)
Rosa Mexicano - Senior Secured Term Loan	6.00%	—%	6.00%	(L)
SEOTOWNCENTER, INC. - Senior Secured Term Loan A	—%	4.00%	4.00%	(M)
SEOTOWNCENTER, INC. - Senior Secured Term Loan B	—%	9.00%	9.00%	(N)
The Octave Music Group, Inc. (fka Touchtunes) - First Lien Term Loan	—%	0.75%	0.75%
Town & Country Holdings, Inc. - First Lien Term Loan	—%	5.00%	5.00%	(O)
Valley Electric Co. of Mt. Vernon, Inc. - Senior Secured Note	—%	2.50%	2.50%
Valley Electric Company, Inc. - Senior Secured Note	—%	10.00%	10.00%
Venio LLC - Second Lien Term Loan	10.00%	—%	10.00%
(A) On March 30, 2020, the CP Energy Fourth Amendment to Loan Agreement was amended to allow 100% of the June 30, 2020 interest accruing in cash to be payable in kind resulting in a current PIK rate capitalized of 12.00%.
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
(E) On April 6, 2020, the Interdent Sixteenth Amendment was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 6.25%.
(F) On April 6, 2020, the Interdent Sixteenth Amendment was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 7.05%.
(G) On April 13, 2020, the Medusind Fourth Amendment to Credit and Guaranty Agreement was amended to allow $409 of the June 30, 2020 interest accruing in cash to be payable in kind resulting in a current PIK rate capitalized of 5.49%.
(H) Pacific World Term Loan A was placed on accrual status effective June 29, 2020. The next Term Loan A PIK interest payment/capitalization date is July 29, 2020.
(I) On May 27, 2020, the PGX 1.5 Lien Credit Agreement was entered to allow interest accrue and be payable in kind resulting in a maximum current PIK rate of 11.50%. The 1.5 Lien PIK interest will not capitalize until September 30, 2020.
(J) On May 27, 2020, the PGX Third Amendment to the Second Lien Credit Agreement was amended to allow interest accrue and be payable in kind resulting in a maximum current PIK rate of 15.75%.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2020 and June 30, 2019 (Continued)

(K) On April 29, 2020, the Rosa Mexicano Fifth Amendment and Waiver to Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 6.00%.
(L) On April 29, 2020, the Rosa Mexicano Fifth Amendment and Waiver to Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 6.00%.
(M) On May 20, 2020, the SEOTownCenter Limited Waiver and Fourth Amendment to Loan Agreement was amended to allow a Maximum Term Loan A PIK Rate of 4.00% for the interest accruing in cash to be payable in kind, at the borrowers election.
(N) On May 20, 2020, the SEOTownCenter Limited Waiver and Fourth Amendment to Loan Agreement was amended to allow a Maximum Term Loan B PIK Rate of 9.00% for the interest accruing in cash to be payable in kind, at the borrowers election.
(O) On March 31, 2020, the Town & Country Fourth Amendment to Loan Agreement was amended to allow a Maximum Term Loan PIK Rate of 5.00% for the interest accruing in cash to be payable in kind, at the borrowers election.

The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended June 30, 2019:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Cinedigm DC Holdings, LLC	—%	2.50%	2.50%
CP Energy - Spartan Energy Services, LLC Term Loan B	16.44%	—%	16.44%
Credit Central Loan Company	6.53%	3.47%	10.00%
Echelon Transportation, LLC	2.25%	—%	2.25%	(A)
Echelon Transportation, LLC	1.00%	—%	1.00%	(A)
Edmentum Ultimate Holdings, LLC - Revolver	5.00%	—%	5.00%
Edmentum Ultimate Holdings, LLC - Senior PIK Note	8.50%	—%	8.50%
First Tower Finance Company LLC	7.48%	3.02%	10.50%
Interdent, Inc - Senior Secured Term Loan B	16.00%	—%	16.00%
MITY, Inc.	10.00%	—%	10.00%
National Property REIT Corp. - Senior Secured Term Loan A	—%	5.00%	5.00%
National Property REIT Corp. - Senior Secured Term Loan B	—%	5.50%	5.50%
Nationwide Loan Company LLC	10.00%	—%	10.00%
Valley Electric Co. of Mt. Vernon, Inc.	—%	2.50%	2.50%
Valley Electric Company, Inc.	5.00%	5.00%	10.00%
Venio LLC	10.10%	—%	10.10%
(A) Next PIK payment/capitalization date is July 31, 2019.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2020 and June 30, 2019 (Continued)

(46)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2020 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2019	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at June 30, 2020	Interest income	Dividend income	Other income	Net realized gains (losses)
CP Energy Services Inc.	$104,533	$6,735	$—	$(60,094)	$51,174	$4,636	$—	$—	$—
CP Energy - Spartan Energy Services, LLC	34,398	2,119	—	(17,806)	18,711	3,115	—	13	—
Credit Central Loan Company, LLC	71,417	12,891	—	(8,623)	75,685	12,145	—	112	—
Echelon Transportation LLC	89,701	10,630	—	(14,704)	85,627	8,349	—	—	—
First Tower Finance Company LLC	494,036	6,178	(6,518)	14,769	508,465	57,802	—	—	—
Freedom Marine Solutions, LLC	14,920	—	—	(2,569)	12,351	—	—	—	—
InterDent, Inc.	224,876	18,180	—	(12,299)	230,757	18,823	—	—	—
Kickapoo Ranch Pet Resort	—	2,378	—	908	3,286	—	—	36	—
MITY, Inc.	46,902	3,421	(566)	2,148	51,905	9,027	—	587	—
National Property REIT Corp.	1,004,465	118,309	(276,279)	32,238	878,733	67,303	—	45,345	—
Nationwide Loan Company LLC	32,975	1,470	(1,500)	4,293	37,238	3,917	—	—	—
NMMB, Inc.	24,183	15,100	(13,190)	7,575	33,668	653	2,797	453	—
Pacific World Corporation	112,427	12,100	(3,366)	(61,254)	59,907	2,457	—	—	—
R-V Industries, Inc.	33,624	—	—	4,941	38,565	3,087	—	—	—
Universal Turbine Parts, LLC	28,043	2,900	(664)	(3,680)	26,599	2,528	—	100	—
USES Corp.	15,725	1,500	(5,950)	6,050	17,325	—	—	—	—
Valley Electric Company, Inc.	143,685	—	(1,062)	(13,327)	129,296	7,106	7,538	665	—
Wolf Energy, LLC	14	(3,914)	18	3,882	—	—	—	—	—
Total	$2,475,924	$209,997	$(309,077)	$(117,552)	$2,259,292	$200,948	$10,335	$47,311	$—

(A)	Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion and PIK interest, and any transfer of investments.

(B)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.

(47)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2020 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2019	Gross Additions (Cost) (A)	Gross Reductions (Cost) (B)	Net unrealized gains (losses)	Fair Value at June 30, 2020	Interest income	Dividend income	Other income	Net realized gains (losses)
Edmentum Ultimate Holdings, LLC	$41,217	$10,528	$(3,133)	$11,006	$59,618	$8,150	$—	$—	$—
Nixon, Inc.	—	—	—	—	—	—	—	—	—
PGX Holdings, Inc. (C)	—	63,679	—	43,032	106,711	4,499	—	38	—
Targus Cayman HoldCo Limited	16,599	—	(967)	5,576	21,208	—	—	—	—
United Sporting Companies, Inc. (D)	18,866	(4,716)	(21,613)	7,463	—	—	—	—	—
Total	$76,682	$69,491	$(25,713)	$67,077	$187,537	$12,649	$—	$38	$—

(A)	Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, PIK interest, and any transfer of investments.

(B)	Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.

(C)	Investment was transferred from non-controlled/non-affiliate investments at $57,239, the fair market value at the beginning of the three month period ended June 30, 2020.

(D)	Investment was transferred to non-controlled/non-affiliate investments at $4,716, the fair market value at the beginning of the three month period ended June 30, 2020. Refer to endnote 18.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2020 and June 30, 2019 (Continued)

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
(C) In June 2019, CP Energy purchased approximately 64.1% of the common equity of Spartan Holdings, which owns 100% of Spartan, a portfolio company of Prospect. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Accordingly, Spartan was transferred from non-controlled/non-affiliate investments at $33,313, the fair market value at the beginning of the three month period ended June 30, 2019. Refer to endnote 20.

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

(49)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2019 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2017	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at June 30, 2018	Interest income	Dividend income	Other income	Net realized gains (losses)
Edmentum Ultimate Holdings, LLC	$35,216	$8,850	$(7,855)	$5,006	$41,217	$943	$—	$—	$—
Nixon, Inc.	—	—	—	—	—	—	—	—	—
Targus Cayman HoldCo Limited	23,220	—	(6,106)	(515)	16,599	—	659	—	—
United Sporting Companies, Inc.(C)	—	58,806	—	(39,940)	18,866	—	—	—	—
Total	$58,436	$67,656	$(13,961)	$(35,449)	$76,682	$943	$659	$—	$—
(A) Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, PIK interest and any transfer of investments.
(B) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.
(C) The investment was transferred from non-controlled/non-affiliate investments at $58.806, the fair market value at the beginning of the three months period ended September 30, 2018. Refer to endnote 18.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2020 and June 30, 2019 (Continued)

(50)
Acquisition date represents the date of PSEC's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at PSEC's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments) (See endnote 51 for NPRC follow-on acquisitions):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
ACE Cash Express, Inc.	Senior Secured Note	5/24/2019, 7/16/2019, 12/20/2019	$10,882
AgaMatrix, Inc.	Senior Secured Term Loan	4/11/2018	5,000
Apidos CLO IX	Subordinated Structured Note	2/23/2015	2,325
Apidos CLO XI	Subordinated Structured Note	11/2/2016	2,160
Apidos CLO XII	Subordinated Structured Note	1/26/2018	4,070
Apidos CLO XV	Subordinated Structured Note	3/29/2018	6,480
Apidos CLO XXII	Subordinated Structured Note	2/24/2020	1,912
Atlantis Health Care Group (Puerto Rico), Inc.	Revolving Line of Credit	4/15/2013, 5/21/2013, 3/11/2014, 6/26/2017, 9/29/2017, 10/12/2017, 10/31/2017	7,500
Atlantis Health Care Group (Puerto Rico), Inc.	Senior Secured Term Loan	12/9/2016	42,000
Barings CLO 2018-III	Subordinated Structured Note	5/18/2018	9,255
Broder Bros., Co.	Senior Secured Note	1/29/2019, 2/28/2019	450
Brookside Mill CLO Ltd.	Subordinated Structured Note	1/29/2018	3,605
California Street CLO IX Ltd.	Subordinated Structured Note	9/6/2016, 10/17/2016	6,842
Capstone Logistics Acquisition, Inc.	Second Lien Term Loan	6/12/2015	37,500
CCS-CMGC Holdings, Inc.	First Lien Term Loan	10/8/2019	4,692
CCS-CMGC Holdings, Inc.	Second Lien Term Loan	8/20/2019	1,993
Cent CLO 21 Limited	Subordinated Structured Note	7/12/2018	1,024
Centerfield Media Holding Company	Senior Secured Term Loan A	9/14/2018	10,100
Centerfield Media Holding Company	Senior Secured Term Loan B	9/14/2018	10,100
CIFC Funding 2014-IV-R, Ltd.	Subordinated Structured Note	10/12/2018	1,158
Coverall North America, Inc.	Senior Secured Term Loan A	7/2/2018	13
Coverall North America, Inc.	Senior Secured Term Loan B	7/2/2018	2
CP Energy Services Inc.	Common Stock	10/11/2013, 12/26/2013, 4/6/2018, 12/31/2019	69,586
CP VI Bella Midco	Second Lien Term Loan	8/10/2018, 10/15/2018, 5/23/2019, 6/4/2019	13,711
Credit Central Loan Company, LLC	Class A Units	12/28/2012, 3/28/2014, 6/26/2014, 9/28/2016, 8/21/2019	11,975
Credit Central Loan Company, LLC	Subordinated Term Loan	6/26/2014, 9/28/2016	41,335
Echelon Transportation, LLC	Membership Interest	3/31/2014, 9/30/2014, 12/9/2016	22,488
Echelon Transportation, LLC	Senior Secured Term Loan	11/14/2018, 7/9/2019, 5/5/2020	4,600
Edmentum Ultimate Holdings, LLC	Second Lien Revolving Credit Facility to Edmentum, Inc.	2/19/2016, 3/17/2016, 4/20/2016, 5/19/2016, 6/22/2016, 1/31/2017, 2/14/2017, 3/1/2017, 3/14/2017, 3/28/2017, 4/11/2017, 4/25/2017, 5/10/2017, 10/30/2017, 11/8/2017, 11/21/2017, 12/20/2017, 1/3/2018, 1/17/2018, 1/30/2018, 12/12/2018, 12/21/2018, 1/15/2019, 2/1/2019, 2/26/2019, 2/28/2019, 3/18/2019, 4/9/2019,11/22/2019,12/17/2019, 1/21/2020	33,080
First Tower Finance Company LLC	Class A Units	12/30/2013, 6/24/2014, 12/15/2015, 11/21/2016, 3/9/2018	39,885
First Tower Finance Company LLC	Subordinated Term Loan to First Tower, LLC	12/15/2015, 3/9/2018	20,924
Freedom Marine Solutions, LLC	Membership Interest	10/1/2009, 12/22/2009, 1/13/2010, 3/30/2010, 5/13/2010, 2/14/2011, 4/28/2011, 7/7/2011, 10/20/2011, 10/30/2015, 1/7/2016, 4/11/2016, 8/11/2016, 1/30/2017, 4/20/2017, 6/13/2017, 8/30/2017, 1/17/2018, 2/15/2018, 5/8/2018, 10/31/2018	39,868
Galaxy XV CLO, Ltd.	Subordinated Structured Note	8/21/2015, 3/10/2017	9,161
Galaxy XXVII CLO, Ltd.	Subordinated Structured Note	6/11/2015	1,460
GEON Performance Solutions, LLC	Revolving Line of Credit	12/12/2019, 1/10/2020, 2/3/2020, 2/6/2020, 3/2/2020, 3/6/2020, 4/9/2020, 5/7/2020, 6/3/2020	3,796
Global Tel*Link Corporation	Second Lien Term Loan	4/10/2019, 8/22/2019, 9/20/2019	14,686
HELP/SYSTEMS HOLDINGS, INC.	First Lien Term Loan	11/29/2019	8,415
Help/Systems Holdings, Inc.	Second Lien Term Loan	5/10/2018, 3/11/2019, 11/22/2019	19,649
Inpatient Care Management Company, LLC	Senior Secured Term Loan	12/22/2016, 6/29/2018	10,003
Interdent, Inc.	Senior Secured Term Loan A	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
Interdent, Inc.	Senior Secured Term Loan B	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
Interdent, Inc.	Senior Secured Term Loan C	8/1/2018	31,558

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2020 and June 30, 2019 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Interdent, Inc.	Senior Secured Term Loan D	2/3/2020, 4/6/2020	4,350
Janus International Group, LLC	Second Lien Term Loan	8/3/2018, 8/9/2018, 8/20/2018, 9/6/2018	9,915
JD Power and Associates	Second Lien Term Loan	8/10/2017, 8/31/2018, 3/11/2019, 4/10/2019	15,239
Jefferson Mill CLO Ltd.	Subordinated Structured Note	9/21/2018	2,047
K&N Parent, Inc.	Second Lien Term Loan	8/14/2018, 9/5/2018, 9/7/2018, 9/10/2018, 9/24/2018	12,695
Kickapoo Ranch Pet Resort	Membership Interest	10/21/2019, 12/4/2019	28
LCM XIV Ltd.	Subordinated Structured Note	9/25/2015, 5/18/2018	9,422
Madison Park Funding IX, Ltd.	Subordinated Structured Note	7/1/2015	7,320
MITY, Inc.	Common Stock	6/23/2014	7,200
MITY, Inc.	Senior Secured Note A	1/17/2017	8,000
MITY, Inc.	Senior Secured Note B	1/17/2017, 6/3/2019	11,000
MRP Holdco, Inc.	Senior Secured Term Loan A	12/7/2018	12,000
MRP Holdco, Inc.	Senior Secured Term Loan B	12/7/2018	12,000
Nationwide Loan Company LLC	Class A Units	3/28/2014, 6/18/2014, 9/30/2014, 6/29/2015, 3/31/2016, 8/31/2016, 5/31/2017, 10/31/2017	20,469
Nationwide Loan Company LLC	Senior Subordinated Term Loan to Nationwide Acceptance LLC	12/28/2015, 8/31/2016	1,999
National Property REIT Corp.	Senior Secured Term Loan A	4/3/2020, 5/15/2020, 6/10/2020	19,309
National Property REIT Corp.	Senior Secured Term Loan C	10/23/2019, 1/23/2020, 3/31/2020, 4/8/2020	79,200
NMMB, Inc.	Senior Secured Term Loan	12/30/2019	15,100
NMMB, Inc.	Series A and B Preferred Stock	12/13/2013, 10/1/2014	8,469
Octagon Investment Partners XV, Ltd.	Subordinated Structured Note	4/27/2015, 8/3/2015, 6/27/2017	10,516
Octagon Investment Partners 18-R Ltd.	Subordinated Structured Note	3/23/2018	8,908
Pacific World Corporation	Revolving Line of Credit	10/21/2014, 12/19/2014, 4/7/2015, 4/22/2015, 8/12/2016, 10/18/2016, 2/7/2017, 2/21/2017, 4/26/2017, 10/11/2017, 10/17/2017, 1/16/2018, 12/27/2018, 3/15/2019, 7/2/2019, 8/15/2019	36,825
Pacific World Corporation	Convertible Preferred Equity	4/3/2019, 4/29/2019, 6/3/2019, 10/4/2019, 11/12/2019, 12/20/2019, 1/7/2020, 3/5/2020	20,100
PeopleConnect Holdings, LLC	Revolving Line of Credit	1/31/2020	1,115
PeopleConnect Intermediate, LLC	Revolving Line of Credit	12/18/2017	500
PeopleConnect Intermediate, LLC	Senior Secured Term Loan A	8/11/2015	6,500
PeopleConnect Intermediate, LLC	Senior Secured Term Loan B	8/11/2015	6,500
PG Dental Holdings New Jersey, LLC	Delayed Draw Term Loan	8/26/2019, 4/3/2020	2,500
PG Dental Holdings New Jersey, LLC	Senior Secured Term Loan	5/31/2019	20
PGX Holdings, Inc.	Second Lien Term Loan	12/23/2016, 12/28/2016	15,034
RGIS Services, LLC	Senior Secured Term Loan	7/19/2017, 8/2/2017, 8/9/2017, 8/16/2017, 9/11/2017, 4/10/2019, 5/1/2019	19,293
Romark WM-R Ltd.	Subordinated Structured Note	3/29/2018	5,125
Rosa Mexicano	Revolving Line of Credit	3/27/2020	500
R-V Industries, Inc.	Common Stock	12/27/2016	1,854
Securus Technologies Holdings, Inc.	Second Lien Term Loan	11/13/2017, 11/24/2017, 8/6/2018, 8/24/2018, 3/18/2019	22,750
SEOTownCenter, Inc.	Senior Secured Term Loan A	11/2/2018	3,000
SEOTownCenter, Inc.	Senior Secured Term Loan B	11/2/2018	2,000
SESAC Holdco II LLC	Second Lien Term Loan	4/5/2019	4,975
Sorenson Communications, LLC	First Lien Term Loan	5/14/2019	8,000
Symphony CLO XV, Ltd.	Subordinated Structured Note	12/7/2018	2,655
TouchTunes Interactive Networks, Inc.	Second Lien Term Loan	11/3/2016, 11/14/2016	9,000
Town & Country Holdings, Inc.	First Lien Term Loan	7/13/2018, 7/16/2018	105,000
Transplace Holdings, Inc.	Second Lien Term Loan	1/4/2018	3,518
United Sporting Companies, Inc.	Second Lien Term Loan	3/7/2013	58,650
Universal Turbine Parts, LLC	Delayed Draw Term Loan	10/24/2019, 2/7/2020, 2/26/2020	2,900
USES Corp.	Senior Secured Term Loan A	6/15/2016, 6/29/2016, 2/22/2017, 4/27/2017, 5/4/2017, 8/30/2017, 10/11/2017, 12/11/2018, 8/30/2019	14,100
USG Intermediate, LLC	Revolving Line of Credit	7/2/2015, 9/23/2015, 9/14/2017, 8/21/2019	5,200

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)
Endnote Explanations as of June 30, 2020 and June 30, 2019 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
USG Intermediate, LLC	Senior Secured Term Loan A	8/24/2017	2,025
USG Intermediate, LLC	Senior Secured Term Loan B	8/24/2017	2,975
Valley Electric Company, Inc.	Common Stock	12/31/2012, 6/24/2014	18,502
Valley Electric Company, Inc.	Senior Secured Note	6/30/2014, 8/31/2018	5,129
VC GB Holdings, Inc.	Subordinated Secured Term Loan	3/13/2019	1,485
Voya CLO 2014-1, Ltd.	Subordinated Structured Note	3/29/2018	3,943
Wolf Energy, LLC	Membership Interest in Wolf Energy Services Company, LLC	5/17/2017	16

(51)
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

Fiscal Year	Follow-On Investments (NPRC Common Stock, excluding cost of initial investment)
2014	$4,555
2015	68,693
2016	93,857
2017	116,830
2018	137,024
2019	11,582
2020	19,800

(52)
During the year ended June 30, 2020, we increased our investment in PGX Holdings, Inc. (“PGX”) through a new 1.5 Lien Term Loan in the aggregate principal amount of $1,981. Attached to the incremental term loan investment were shares of common stock representing an 11.4% equity interest in PGX. As a result, our investment in PGX was transferred from non-control/non-affiliate to affiliate classification as of June 30, 2020.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Note 1. Organization
In this report, the terms “Prospect,” “the Company,” “we,” “us” and “our” mean Prospect Capital Corporation and its subsidiaries unless the context specifically requires otherwise.

Prospect is a financial services company that primarily lends to and invests in middle-market privately-held companies. We are a closed-end investment company incorporated in Maryland. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we have elected to be treated as a regulated investment company (“RIC”), under Subchapter M of the Internal Revenue Code of 1986 (the “Code”). We were organized on April 13, 2004 and were funded in an initial public offering completed on July 27, 2004.

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
We consolidate certain of our wholly-owned and substantially wholly-owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements and are collectively referred to as the “Consolidated Holding Companies”: CP Holdings of Delaware LLC (“CP Holdings”); Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC (“First Tower Delaware”); MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc. (“NMMB Holdings”); NPH Property Holdings, LLC (“NPH”); Prospect Opportunity Holdings I, Inc. (“POHI”); SB Forging Company, Inc. (“SB Forging”); STI Holding, Inc.; UTP Holdings Group Inc. (“UTP Holdings”); Valley Electric Holdings I, Inc.(“Valley Holdings I”); and Valley Electric Holdings II, Inc. (“Valley Holdings II”).
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
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the year ended June 30, 2020.

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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of June 30, 2020 and June 30, 2019, our qualifying assets as a percentage of total assets, stood at 74.44% and 73.85%, respectively.
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
Online Small-and-Medium-Sized Business Lending Risk
With respect to our online small-and-medium-sized business (“SME”) lending initiative, we invest primarily in marketplace loans through marketplace lending platforms (e.g. OnDeck). We do not conduct loan origination activities ourselves. Therefore, our ability to purchase SME loans, and our ability to grow our portfolio of SME loans, is directly influenced by the business performance and competitiveness of the marketplace loan origination business of the marketplace lending platforms from which we purchase SME loans. In addition, our ability to analyze the risk-return profile of SME loans is significantly dependent on the marketplace platforms’ ability to effectively evaluate a borrower’s credit profile and likelihood of default. If we are unable to effectively evaluate borrowers’ credit profiles or the credit decisioning and scoring models implemented by each platform, we may incur unanticipated losses which could adversely impact our operating results.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of June 30, 2020, approximately 0.9% of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of June 30, 2020, we do not expect to have any excise tax due for the 2020 calendar year. Thus, we have not accrued any excise tax for this period.
If we fail to satisfy the annual distribution requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to tax on all of our taxable income at regular corporate income tax rates. We would not be able to deduct distributions to stockholders, nor would we be required to make distributions. Distributions would generally be taxable to our individual and other non-corporate taxable stockholders as ordinary dividend income eligible for the reduced maximum rate applicable to qualified dividend income to the extent of our current and accumulated earnings and profits, provided certain holding period and other requirements are met. Subject to certain limitations under the Code, corporate distributions would be eligible for the dividends-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our stockholders our accumulated earnings and profits attributable to non-RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of June 30, 2020, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2017 and thereafter remain subject to examination by the Internal Revenue Service.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of June 30, 2020 and June 30, 2019, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules will be effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. We evaluated the impact of adopting the Final Rules on our consolidated financial statements and because the new definition of “significant subsidiary” contained therein is specific to investment companies, we elected to early adopt the Final Rules for our year ended June 30, 2020. Refer to Note 3. Portfolio Investments - Unconsolidated Significant Subsidiaries for disclosure.

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
Note 3. Portfolio Investments
At June 30, 2020, we had investments in 121 long-term portfolio investments and CLOs, which had an amortized cost of $5,782,718 and a fair value of $5,232,328. At June 30, 2019, we had investments in 135 long-term portfolio investments, which had an amortized cost of $5,932,302 and a fair value of $5,653,553.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $880,415 and $704,543 during the years ended June 30, 2020 and June 30, 2019, respectively. Debt repayments and considerations from sales of equity securities of approximately $1,013,777 and $627,978 were received during the years ended June 30, 2020 and June 30, 2019, respectively.
The following table shows the composition of our investment portfolio as of June 30, 2020 and June 30, 2019:

	June 30, 2020		June 30, 2019
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$38,469	$36,944	$33,928	$34,239
Senior Secured Debt	2,586,769	2,422,523	2,687,709	2,449,357
Subordinated Secured Debt	1,424,633	1,269,398	1,439,440	1,329,799
Subordinated Unsecured Debt	43,935	51,079	38,933	33,058
Rated Secured Structured Notes	—	—	44,774	46,851
Subordinated Structured Notes	1,089,079	708,961	1,103,751	850,694
Equity	599,833	743,423	583,767	909,555
Total Investments	$5,782,718	$5,232,328	$5,932,302	$5,653,553

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

•
Subordinated Secured Debt includes investments listed on the SOI such as subordinated secured term loans, subordinated term loans, senior subordinated notes, 1.5 lien term loans, second lien term loans, and third lien term loans.

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

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2020:

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$36,944	$36,944
Senior Secured Debt	—	—	2,422,523	2,422,523
Subordinated Secured Debt	—	—	1,269,398	1,269,398
Subordinated Unsecured Debt	—	—	51,079	51,079
Subordinated Structured Notes	—	—	708,961	708,961
Equity	—	—	743,423	743,423
Total Investments	$—	$—	$5,232,328	$5,232,328

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following tables show the aggregate changes in the fair value of our Level 3 investments during the year ended June 30, 2020:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2019	$2,475,924	$76,682	$3,100,947	$5,653,553
Net realized gains (losses) on investments	—	—	(8,492)	(8,492)
Net change in unrealized gains (losses)	(117,552)	67,077	(219,860)	(270,335)
Net realized and unrealized gains (losses)	(117,552)	67,077	(228,352)	(278,827)
Purchases of portfolio investments	166,359	5,115	638,277	809,751
Payment-in-kind interest	43,304	7,999	4,354	55,657
Accretion of discounts and premiums, net	334	3,854	(8,759)	(4,571)
Repayments and sales of portfolio investments	(309,077)	(25,713)	(682,278)	(1,017,068)
Transfers within Level 3(1)		52,523	(52,523)	—
Transfers out of Level 3 (2)			(20,555)	(20,555)
Transfers into Level 3(3)			34,388	34,388
Fair value as of June 30, 2020	$2,259,292	$187,537	$2,785,499	$5,232,328

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Rated Secured Structured Notes	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2019	$34,239	$2,449,357	$1,329,799	$33,058	$46,851	$850,694	$909,555	$5,653,553
Net realized (losses) gains on investments	(22)	(10,339)	14	—	1,885	(2,396)	2,366	(8,492)
Net change in unrealized gains (losses)	(391)	75,411	(45,593)	11,572	(2,078)	(127,061)	(182,195)	(270,335)
Net realized and unrealized gains (losses) (1)	(413)	65,072	(45,579)	11,572	(193)	(129,457)	(179,829)	(278,827)
Purchases of portfolio investments	14,444	611,174	135,688	—	5,534	1,912	40,999	809,751
Payment-in-kind interest	382	29,791	22,323	3,161	—	—	—	55,657
Accretion of discounts and premiums	—	1,172	4,637	3,854	(70)	(14,164)	—	(4,571)
Repayments and sales of portfolio investments	(11,708)	(765,303)	(181,470)	(566)	(52,122)	(24)	(5,875)	(1,017,068)
Transfers within Level 3 (1)		17,427	4,000	—	—	—	(21,427)	—
Transfers out of Level 3(2)		(20,555)	—	—	—	—	—	(20,555)
Transfers into Level 3(3)		34,388	—	—	—	—	—	34,388
Fair value as of June 30, 2020	$36,944	$2,422,523	$1,269,398	$51,079	$—	$708,961	$743,423	$5,232,328

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.

(2)
Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended September 30, 2019 one of our senior secured notes transferred out of Level 3 to Level 2 because the inputs to the valuation became observable.

(3)
Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended March 31, 2020 two of our senior secured notes transferred from Level 2 to Level 3 because the inputs to the valuation became unobservable.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following tables show the aggregate changes in the fair value of our Level 3 investments during the year ended June 30, 2019:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2018	$2,404,326	$58,436	$3,264,517	$5,727,279
Net realized gains (losses) on investments	14,309	—	(811)	13,498
Net change in unrealized gains (losses)	5,105	(35,449)	(144,225)	(174,569)
Net realized and unrealized gains (losses)	19,414	(35,449)	(145,036)	(161,071)
Purchases of portfolio investments	63,780	7,855	589,273	660,908
Payment-in-kind interest	38,171	995	4,469	43,635
Accretion of discounts and premiums, net	1,038	—	8,557	9,595
Repayments and sales of portfolio investments	(129,247)	(13,961)	(483,585)	(626,793)
Transfers within Level 3(1)	78,442	58,806	(137,248)	—
Transfers in (out) of Level 3(1)	—	—	—	—
Fair value as of June 30, 2019	$2,475,924	$76,682	$3,100,947	$5,653,553

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	Rated Secured Structured Notes	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2018	$38,559	$2,481,353	$1,260,525	$32,945	$17	$6,159	$954,035	$953,686	$5,727,279
Net realized (losses) gains on investments	—	(819)	—	—	94	—	—	14,223	13,498
Net change in unrealized (losses) gains	410	(117,689)	(52,139)	(272)	13	2,078	(110,322)	103,352	(174,569)
Net realized and unrealized (losses) gains	410	(118,508)	(52,139)	(272)	107	2,078	(110,322)	117,575	(161,071)
Purchases of portfolio investments	16,855	381,170	315,531	—	—	38,526	6,884	(98,058)	660,908
Payment-in-kind interest	326	28,231	14,408	670	—	—	—	—	43,635
Accretion (amortization) of discounts and premiums	—	2,759	6,651	—	—	88	97	—	9,595
Repayments and sales of portfolio investments	(21,911)	(325,648)	(215,177)	(285)	(124)	—	—	(63,648)	(626,793)
Transfers within Level 3(1)	—	—	—	—	—	—	—	—	—
Transfers in (out) of Level 3(1)	—	—	—	—	—	—	—	—	—
Fair value as of June 30, 2019	$34,239	$2,449,357	$1,329,799	$33,058	$—	$46,851	$850,694	$909,555	$5,653,553

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
The net change in unrealized (losses) gains on the investments that use Level 3 inputs was ($264,870) and ($160,491) for investments still held as of June 30, 2020 and June 30, 2019, respectively.

Impact of the novel coronavirus (“Wuhan Virus”) pandemic

The U.S. capital markets are experiencing a period of extreme volatility and disruption. In December 2019, a novel strain of coronavirus (the "Wuhan Virus") surfaced in Wuhan, China and the World Health Organization has declared a global pandemic, the United States has declared a national emergency and for the first time in its history, every state in the United States is under a federal disaster declaration. Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. The Wuhan Virus pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, cancellations of and restrictions on events and travel, significant reductions in demand for certain goods and services, reductions in and restrictions on business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Wuhan Virus pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies and SSN investments. The Wuhan Virus pandemic is having a particularly adverse impact on industries in which certain of our portfolio companies operate, including energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The Wuhan Virus pandemic is continuing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies and SSN investments after June 30, 2020, including for the reasons described herein. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the Wuhan Virus pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.
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
The Wuhan Virus pandemic has adversely impacted the fair value of our investments as of June 30, 2020, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the Wuhan Virus pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the Wuhan Virus pandemic. As a result, our valuations at June 30, 2020 may not show the complete or continuing impact of the Wuhan Virus pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after June 30, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2020 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
Senior Secured Debt	$1,283,545	Discounted cash flow (Yield analysis)	Market yield	5.6% to 22.6%	10.7%
Senior Secured Debt	395,412	Enterprise value waterfall (Market approach)	EBITDA multiple	4.0x to 12.5x	8.0x
Senior Secured Debt	103,831	Enterprise value waterfall (Market approach)	Revenue multiple	0.4x to 1.2x	0.9x
Senior Secured Debt	65,471	Enterprise value waterfall (Discounted cash flow)	Discount rate (3)	8.6% to 11.4%	9.8%
Senior Secured Debt (1)	45,950	Enterprise value waterfall	Loss-adjusted discount rate	5.0% to 16.5%	11.2%
Senior Secured Debt (2)	79,200	Enterprise value waterfall	Discount rate (3)	7.3% to 12.8%	9.6%
Senior Secured Debt	486,058	Enterprise value waterfall (NAV analysis)	Capitalization Rate	4.0% to 8.1%	6.1%
Subordinated Secured Debt	839,784	Discounted cash flow (Yield analysis)	Market yield	7.0% to 20.8%	11.9%
Subordinated Secured Debt	58,643	Enterprise value waterfall (Market approach)	EBITDA multiple	7.0x to 10.5x	8.2x
Subordinated Secured Debt	3,990	Enterprise value waterfall (Market approach)	Revenue multiple	0.4x to 0.5x	0.4x
Subordinated Secured Debt (4)	360,015	Enterprise value waterfall (Market approach)	Tangible book value multiple	0.9x to 2.9x	2.6x
Subordinated Secured Debt	6,966	Asset recovery analysis	n/a	n/a	n/a
Subordinated Unsecured Debt	51,079	Enterprise value waterfall (Market approach)	EBITDA multiple	5.0x to 12.5x	12.0x
Subordinated Structured Notes	708,961	Discounted cash flow	Discount rate (3)	4.1% to 26.9%	20.6%
Preferred Equity	14,430	Enterprise value waterfall (Market approach)	EBITDA multiple	5.4x to 6.4x	5.9x
Common Equity/Interests/Warrants	158,001	Enterprise value waterfall (Market approach)	EBITDA multiple	4.0x to 12.5x	5.4x
Common Equity/Interests/Warrants	3,853	Enterprise value waterfall (Market approach)	Revenue multiple	0.4x to 0.5x	0.4x
Common Equity/Interests/Warrants (2)	9,987	Enterprise value waterfall	Discount rate (3)	7.3% to 12.8%	9.6%
Common Equity/Interests/Warrants	236,077	Enterprise value waterfall (NAV analysis)	Capitalization Rate	4.0% to 8.1%	6.1%
Common Equity/Interests/Warrants (4)	261,373	Enterprise value waterfall (Market approach)	Tangible book value multiple	0.9x to 2.9x	2.6x
Common Equity/Interests/Warrants (5)	21,461	Enterprise value waterfall (NAV analysis)	Capitalization Rate	4.0% to 8.1%	6.1%
Common Equity/Interests/Warrants	25,890	Enterprise value waterfall (Discounted cash flow)	Discount rate (3)	8.9% to 30.0%	12.2%
Common Equity/Interests/Warrants	12,351	Asset recovery analysis	n/a	n/a	n/a
Total Level 3 Investments	$5,232,328

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(1)
Represents an investment in a Real Estate Investment Trust subsidiary. The Enterprise Value analysis includes the fair value of our investments in such indirect subsidiary’s consumer loans purchased from online consumer lending platforms, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above. In addition, the valuation also used projected loss rates as an unobservable input ranging from 0.0%-4.8%, with a weighted average of 0.3%

(2)
Represents an investment in a Real Estate Investment Trust subsidiary. The Enterprise Value analysis includes the fair value of our investments in such indirect subsidiary’s rated secured structured notes, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above.

(3)
Represents the implied discount rate based on our internally generated single-cash flow model that is derived from the fair value estimated by the corresponding multi-path cash flow model utilized by the independent valuation firm.

(4)
Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes book value multiples as noted above. In addition, the valuation of certain consumer finance companies utilizes the enterprise value waterfall technique whereby the significant unobservable input is the earnings multiple and the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies the earnings multiple ranges from 7.3x to 8.4x with a weighted average of 7.9x and the discount rate ranges from 13.1% to 14.1% with a weighted average of 13.6%.

(5)	Represents Residual Profit Interests in Real Estate Investments.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of June 30, 2019 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
Senior Secured Debt	$1,260,526	Discounted Cash Flow (Yield analysis)	Market Yield	5.6%-19.1%	10.3%
Senior Secured Debt	434,524	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	3.0x-9.5x	7.7x
Senior Secured Debt	128,152	Enterprise Value Waterfall (Market approach)	Revenue Multiple	0.5x-1.3x	1.1x
Senior Secured Debt	54,841	Enterprise Value Waterfall (Discounted cash flow)	Discount Rate	7.6%-10.5%	8.9%
Senior Secured Debt (1)	172,000	Enterprise Value Waterfall	Loss-adjusted discount rate	3.9%-14.1%	10.6%
Senior Secured Debt (2)	433,553	Enterprise Value Waterfall (NAV Analysis)	Capitalization Rate	3.9%-7.9%	5.9%
		Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Subordinated Secured Debt	930,385	Discounted Cash Flow (Yield analysis)	Market Yield	6.1%-26.4%	11.5%
Subordinated Secured Debt	28,622	Enterprise Value Waterfall (Market approach)	EBITDA Multiple	8.0x-9.0x	8.5x
Subordinated Secured Debt	18,866	Liquidation Analysis	N/A	N/A	N/A
Subordinated Secured Debt (3)	351,926	Enterprise Value Waterfall (Market approach)	Book value multiple	0.8x-3.0x	2.7x
Subordinated Unsecured Debt	33,058	Enterprise Value Waterfall (Market approach)	EBITDA multiple	5.8x-11.3x	10.8x
Rated Secured Structured Notes	46,851	Discounted Cash Flow	Discount Rate (4)	10.7%-11.1%	10.9%
Subordinated Structured Notes	850,694	Discounted Cash Flow	Discount Rate (4)	2.2%-34.2%	19.8%
Preferred Equity	84,294	Enterprise Value Waterfall (Market approach)	EBITDA multiple	4.0x-8.5x	7.1x
Common Equity/Interests/Warrants	127,814	Enterprise Value Waterfall (Market approach)	EBITDA multiple	5.8x-9.0x	6.5x
Common Equity/Interests/Warrants (1)	4,778	Enterprise Value Waterfall	Loss-adjusted discount rate	3.9%-14.1%	10.6%
Common Equity/Interests/Warrants (2)	297,525	Enterprise Value Waterfall (NAV analysis)	Capitalization Rate	3.9%-7.9%	5.9%
		Discounted Cash Flow	Discount Rate	6.5%-7.5%	7.0%
Common Equity/Interests/Warrants (5)	246,502	Enterprise Value Waterfall (Market approach)	Book value multiple	0.8x-3.0x	2.6x
Common Equity/Interests/Warrants (6)	96,609	Discounted Cash Flow	Capitalization Rate	3.9%-7.9%	5.9%
Common Equity/Interests/Warrants	34,860	Discounted cash flow	Discount Rate	7.1%-14.6%	8.4%
Common Equity/Interests/Warrants	14,934	Liquidation analysis	N/A	N/A	N/A
Escrow Receivable	2,239	Discounted Cash Flow	Discount Rate	6.1%-7.2%	6.7%
Total Level 3 Investments	$5,653,553

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

(5)
Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes book value multiples as noted above. In addition, the valuation of certain consumer finance companies utilizes the enterprise value waterfall technique whereby the significant unobservable input is the earnings multiple and the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies the earnings multiple ranges from 8.8x to 12.5x with a weighted average of 11.8x and the discount rate ranges from 12.7%-14.6% with a weighted average of 13.3%.

(6)	Represents Residual Profit Interests in Real Estate Investments.
Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, management and the independent valuation firm look at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. In determining the range of values for debt instruments where market quotations are not available, except CLOs and debt investments in controlling portfolio companies, management and the independent valuation firm estimated corporate and security credit ratings and identified corresponding yields to maturity for each loan from relevant market data. A discounted cash flow technique was then applied using the appropriate yield to maturity as the discount rate, to determine a range of values. In determining the range of values for debt investments of controlled companies and equity investments, the enterprise value was determined by applying a market approach such as using earnings before income interest, tax, depreciation and amortization (“EBITDA”) multiples, net income and/or book value multiples for similar guideline public companies and/or similar recent investment transactions and/or an income approach, such as the discounted cash flow technique. The enterprise value technique may also be used to value debt investments which are credit impaired. For stressed debt and equity investments, asset recovery analysis was used.
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
On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR rates after 2021 (the “FCA Announcement”). Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board (“ARRC”) and the Federal Reserve Bank of New York. On August 24, 2017, the Federal Reserve Board requested public comment on a proposal by the Federal Reserve Bank of New York, in cooperation with the Office of Financial Research, to produce three new reference rates intended to serve as alternatives to LIBOR. These alternative rates are based on overnight repurchase agreement transactions secured by U.S. Treasury Securities. On December 12, 2017, following consideration of public comments, the Federal Reserve Board concluded that the public would benefit if the Federal Reserve Bank of New York published the three proposed reference rates as alternatives to LIBOR (the “Federal Reserve Board Notice”). In April 2018, the Federal Reserve System, in conjunction with the ARRC, announced the replacement of LIBOR with a new index, calculated by short term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate ("SOFR"). On June 12, 2019, the Staff from the SEC’s Division of Corporate Finance, Division of Investment Management, Division of Trading and Markets, and Office of the Chief Accountant issued a statement about the potentially significant effects on financial markets and market participants when LIBOR is discontinued in 2021 and no longer available as a reference benchmark rate. The Staff encouraged all market participants to identify contracts that reference LIBOR and begin transitions to alternative rates.
At this time, it is not possible to predict the effect of the FCA Announcement or other regulatory changes or announcements, any establishment of any alternative reference rates, including SOFR and its market acceptance, or any other reforms to LIBOR that may be enacted in the United Kingdom, the United States or elsewhere. As such, the potential effect of any such event on our net investment income cannot yet be determined. The CLOs in which the Company is invested generally contemplate a scenario where LIBOR is no longer available by requiring the CLO administrator to calculate a replacement rate primarily through dealer polling on the applicable measurement date. However, there is uncertainty regarding the effectiveness of the dealer polling processes, including the willingness of banks to provide such quotations, which could adversely impact our net investment income. Recently, the CLOs we are invested in have included, or have been amended to include, language permitting the CLO investment manager to implement a market replacement rate (like SOFR) upon the occurrence of certain material disruption events. However, we cannot ensure that all CLOs in which we are invested will have such provisions, nor can we ensure the CLO investment managers will undertake the suggested amendments when able. In addition, the effect of a phase out of LIBOR on U.S. senior secured loans, the underlying assets of the CLOs in which we invest, is currently unclear. To the extent that any replacement rate utilized for senior secured loans differs from that utilized for a CLO that holds those loans, the CLO would experience an interest rate mismatch between its assets and liabilities which could have an adverse impact on the Company’s net investment income and portfolio returns.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the year ended June 30, 2020, the valuation methodology for RGIS Services, LLC (“RGIS”) changed to incorporate the yield technique. As a result of the company’s debt restructuring, the fair value of our investment in RGIS increased to $17,911 as of June 30, 2020, a discount of $1,070 from its amortized cost, compared to $2,567 of unrealized depreciation recorded at June 30, 2019.

During the year ended June 30, 2020, the valuation methodology for H.I.G. ECI Merger Sub, Inc. (“ECI”) changed to incorporate the take-out technique. As a result of the company’s performance, the fair value of our investment in ECI increased to $74,429 as of June 30, 2020, a premium of $737 from its amortized cost, compared to $1,057 of unrealized depreciation recorded at June 30, 2019.

During the year ended June 30, 2020, the valuation methodology for PGX Holdings, Inc. (“Progrexion”) changed to incorporate the Current Value Method for the common equity initially acquired on May 27, 2020. As a result of the company’s debt restructuring, the fair value of our investment in Progrexion increased to $106,711 as of June 30, 2020, a premium of $180 from its amortized cost, compared to no unrealized depreciation or appreciation recorded at June 30, 2019.

During the year ended June 30, 2020, the valuation methodology for Research Now Group, Inc. & Survey Sampling International LLC (“Research Now”) changed to remove the Markit quotes and the relative value approach. As a result of widened market spreads, the fair value of our investment in Research Now decreased to $59,651 as of June 30, 2020, a premium of $2,622 from its amortized cost, compared to the $3,084 unrealized appreciation recorded at June 30, 2019.

During the year ended June 30, 2020, the valuation methodology for Engine Group, Inc. (“Engine”) for the Second Lien Term Loan changed to remove the shadow and WACC methods. As a result of the company’s performance and decline in enterprise value, the fair value of our investment in the Engine Second Lien Term Loan decreased to $2,754 as of June 30, 2020, a discount of $32,246 from its amortized cost, compared to the $4,420 unrealized depreciation recorded at June 30, 2019.

During the year ended June 30, 2020, the valuation methodology for Rocket Software, Inc. (“Rocket”) changed to incorporate a shadow method. As a result of widened market spreads, Rocket decreased to $48,136 as of June 30, 2020, a discount of $1,463 from its amortized cost, compared to no unrealized depreciation or amortization recorded at June 30, 2019.

During the year ended June 30, 2020, the valuation methodology for National Property REIT Corporation (“NPRC”) and its wholly owned subsidiaries relating to the real estate portfolio changed to remove the Discounted Cash Flow Method. Management utilizes the Enterprise Value Waterfall (NAV Analysis) to value its investment in NPRC and its wholly owned subsidiaries relating to the real estate portfolio as this method is aligned with current industry practice and with Management’s experience in buying and selling income producing real estate assets. The fair value of our investment in NPRC and its wholly owned subsidiaries decreased to $878,733 as of June 30, 2020, a premium of $267,316 from its amortized cost, compared to a fair value of $1,004,465 as of June 30, 2019, representing a premium of $235,076. The increase in premium to amortized cost is attributable to both an improvement in property operations and values of the real estate portfolio, and the change in methodology.

During the year ended June 30, 2020, four of our Subordinated Structured Notes were deemed to have an other-than-temporary loss. In accordance with ASC 325-40, Beneficial Interest in Securitized Financial Assets, we recorded a total loss of $2,420 related to these investments for the amount our amortized cost exceeded fair value as of the respective determination dates. During the year ended June 30, 2019, there was no OTTI assessed for any Subordinated Structured Notes within our portfolio.
During the year ended June 30, 2020, we provided $19,309 of debt to NPRC and its wholly-owned subsidiaries to fund capital expenditures for existing real estate properties and provide working capital, and provided $79,200 of debt and $19,800 of equity to fund purchases of rated secured structured notes, expenses and structuring fees.
During the year ended June 30, 2020, we received partial repayments of $276,279 of our loans previously outstanding with NPRC and its wholly-owned subsidiary and $183,425 as a return of capital on our equity investment in NPRC.
The online consumer loan investments held by certain of NPRC’s wholly-owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of June 30, 2020, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 8,072 individual loans and residual interest in four securitizations, and had an aggregate fair value of $43,797. The average outstanding individual loan balance is approximately $4 and the loans mature on dates ranging from July 1, 2020 to April 19, 2025 with a weighted-average outstanding term of 19 months as of June 30, 2020. Fixed interest rates range from 6.0% to 36.0% with a weighted-average current interest rate of 22.2%. As of June 30, 2020, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $45,950.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

As of June 30, 2020, based on outstanding principal balance, 12.3% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 31.0% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 56.7% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$3,517	$3,401	6.0% - 24.1%	12.5%
Prime	8,841	8,296	6.0% - 36.0%	17.9%
Near Prime	16,156	15,400	6.0% - 36.0%	26.7%
*Weighted by outstanding principal balance of the online consumer loans.

The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of June 30, 2020, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 34 investments with a fair value of $189,221 and face value of $208,342. The average outstanding note is approximately $6,128 with a stated maturity date ranging from April 2026 to April 2029 and weighted-average stated maturity of 8 years as of June 30, 2020. Coupons range from three-month Libor (“3ML”) plus 5.45% to 9.45% with a weighted-average coupon of 3ML + 7.16%. As of June 30, 2020, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $79,200.
As of June 30, 2020, based on outstanding notional balance, 25% of the portfolio was invested in Single - B rated tranches and 75% of the portfolio in BB rated tranches.
As of June 30, 2020, our investment in NPRC and its wholly-owned subsidiaries had an amortized cost of $611,418 and a fair value of $878,733, including our investment in online consumer lending and rated secured structured notes as discussed above. The fair value of $753,583 related to NPRC’s real estate portfolio was comprised of thirty-nine multi-families properties, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of June 30, 2020.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	—
3	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,111
4	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,524
5	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,128
6	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,143
7	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	13,765
8	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	9,968
9	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	12,952
10	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
11	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
12	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	85,456
13	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	15,586
14	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,753
15	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	30,056
16	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	17,101
17	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	17,337
18	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	24,815
19	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	19,282

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
20	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,764
21	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,246
22	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	43,076
23	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
24	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
25	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
26	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
27	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	51,183
28	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
29	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	14,679
30	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
31	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
32	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
33	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
34	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	44,044
35	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	14,185
36	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
37	Laurel Pointe Holdings, LLC	Forest Park, GA	5/9/2018	33,005	26,400
38	Bradford Ridge Holdings, LLC	Forest Park, GA	5/9/2018	12,500	10,000
39	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
40	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	39,525
41	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	19,335
42	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
43	Ashwood Ridge Holdings LLC	Jonesboro, GA	9/21/2018	9,600	7,300
44	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
45	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
46	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
47	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
48	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	30,127
49	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	14,662
50	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
		Orlando, FL		$1,843,477	$1,544,665
On December 10, 2018, we received a final distribution from our investment in American Gilsonite Company and recorded a realized gain of $24, as a result of this transaction.
On December 31, 2018, we liquidated our investment in SB Forging Company II. We recorded a realized gain of $2,204 as a result of this transaction.
On February 1, 2019, Maverick Healthcare Equity, LLC was sold. No proceeds were received, resulting in a realized loss of $1,252.
During the period from January 23, 2019 to February 28, 2019, we sold $76,000, or 39.13%, of the outstanding principal balance of the senior secured note investment in Broder Bros., Co. We recorded a realized loss of $450 as a result of these transactions.
On March 1, 2019, we sold our 94.59% common equity interest in CCPI, Inc. for $18,865 in net proceeds. Concurrently, CCPI Inc. fully repaid the $2,797 Senior Secured Term Loan A and the $17,566 Senior Secured Term Loan B receivable to us. We recorded a realized gain of $0 on the sale of our equity position in CCPI, Inc. In connection with the sale we recognized an

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

advisory fee payment of $1,301 recorded as other income. In addition, there is $2,364 being held in escrow that is due to us, which will be recognized as an additional realized gain when received. During the three months ended June 30, 2019, we received $136 of escrow proceeds, realizing a gain of the same amount.
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
On March 6, 2020, we received additional bankruptcy proceeds of our previously impaired investment in New Century Transportation, Inc., and recorded a realized gain of $449, offsetting the previously recognized loss.
On June 2, 2020, we received the remaining amount due to us that was being held in escrow in connection with the sale of our previous investment in CCPI, Inc. We recorded a realized gain of $2,366 as a result of this transaction.
As of June 30, 2020, $3,148,081 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR floors ranging from 0.0% to 3.0%. As of June 30, 2020, $631,863 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 1.0% to 20.5%. As of June 30, 2019, $3,294,584 of our loans to portfolio companies, at fair value, bore interest at floating rates and have LIBOR floors ranging from 0.0% to 3.0%. As of June 30, 2019, $598,720 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 5.0% to 20.5%.
As of June 30, 2020 and June 30, 2019, the cost basis of our loans on non-accrual status amounted to $311,895 and $487,356 respectively, with fair value of $45,183 and $167,833, respectively. The fair values of these investments represent approximately 0.9% and 2.9% of our total assets at fair value as of June 30, 2020 and June 30, 2019, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of June 30, 2020 and June 30, 2019, we had $41,487 and $23,375, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of June 30, 2020 and June 30, 2019.
We have guaranteed $2,487 in standby letters of credit issued through a financial intermediary and $2,624 of equipment lease obligations on behalf of InterDent, Inc. (“InterDent”) as of June 30, 2020. Under these arrangements, we would be required to make payments to the financial intermediary or equipment lease provider, respectively, if InterDent was to default on their related payment obligations. As of June 30, 2020, we have not recorded a liability on the statement of assets and liabilities for these guarantees as the likelihood of default on the standby letters of credit or equipment lease is deemed to be remote.
Unconsolidated Significant Subsidiaries
Our investments are generally in small and mid-sized companies in a variety of industries. In accordance with Regulation S-X 3-09 and Regulation S-X 4-08(g), we must determine which of our unconsolidated controlled portfolio companies are considered “significant subsidiaries,” if any. In evaluating these investments, we have voluntarily adopted the SEC’s new definition of “significant subsidiary” as set forth in Rule 1-02(w)(2) for BDC’s and closed end investment companies. Refer to Note 2. Significant Accounting Policies - Recent Accounting Pronouncements for our assessment of the Final Rules and early adoption. Regulation S-X 3-09 requires separate audited financial statements of an unconsolidated subsidiary in an annual report. Regulation S-X 4-08(g) requires summarized financial information in an annual report.
First Tower Finance Company LLC (“First Tower Finance”) and NPRC are significant subsidiaries due to income for the years ended June 30, 2020, June 30, 2019 and June 30, 2018. We included the audited combined consolidated financial statements of NPRC for the years ended December 31, 2019 and December 31, 2018 as Exhibit 99.1 and for the years ended December 31,

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

2018 and December 31, 2017 as Exhibit 99.2. We have also included the audited consolidated financial statements of First Tower Finance Company LLC and subsidiaries as of December 31, 2019 and December 31, 2018 and for each of the three years in the period ended December 31, 2019 as Exhibit 99.3.
Pacific World and Valley Electric were significant subsidiaries due to income for the prior year ended June 30, 2019. Arctic Energy Services, LLC (“Arctic”) was significant due to income for the year ended June 30, 2018. We have included summarized financial statements for these investments below.
The following tables show summarized financial information for Arctic, which was identified as a significant subsidiary due to income during the year ended June 30, 2018. Following the April 2018 transaction with CP Energy (see endnote 49 to our Consolidated Schedule of Investments), Arctic is no longer reported as a separate control entity.

Balance Sheet	December 31, 2017
Current assets	$6,382
Non-current assets	36,478
Current liabilities	2,213
Non-current liabilities	3,040

For the twelve months ended
Summary of Operations	December 31, 2017
Total revenue	$23,155
Cost of sales	—
Operating expenses	13,125
Other expenses (including tax expense)	13,054
Net income (loss)	$(3,024)
The following tables show summarized financial information for Pacific World, which was identified as a significant subsidiary during the during the year ended June 30, 2019:

Balance Sheet(1)	June 30, 2020	June 30, 2019
Current assets	$22,830	$33,381
Non-current assets	51,533	66,824
Current liabilities	38,893	42,544
Non-current liabilities	231,871	211,508

	For the six months ended	For the years ended December 31,
Summary of Operations (1)	June 30, 2020	2019	2018	2017
Net sales	$31,973	$79,035	$101,859	$120,953
Cost of sales	25,033	63,532	90,142	77,741
Selling, general and administrative expenses	18,850	47,898	61,984	48,496
Interest expense	11,698	24,617	23,021	19,182
Other expense (income), net	1,112	(134)	2,913	(2,067)
Income tax expense (benefit)	119	260	(1,217)	(3,993)
Net loss	$(24,839)	$(57,138)	$(74,984)	$(18,406)
(1) The fiscal year end of the portfolio company is December 31st compared to PSEC’s June 30th fiscal year end. All amounts are unaudited.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following tables show summarized financial information for Valley Electric, which was identified as a significant subsidiary during the year ended June 30, 2019:

Balance Sheet (1)	June 30, 2020	June 30, 2019
Current assets	$60,037	$79,981
Non-current assets	13,625	15,004
Current liabilities	31,854	50,994
Non-current liabilities	16,192	16,212

	For the twelve months ended
Summary of Operations (1)	June 30, 2020	June 30, 2019	June 30, 2018
Total revenue	$223,739	$255,526	$142,711
Cost of sales	192,073	213,797	126,108
Operating expenses	10,707	15,133	10,972
Other expenses (including tax expense)	13,628	8,087	6,445
Net income (loss)	$7,331	$18,509	$(814)
(1) The fiscal year end of the portfolio company is December 31st compared to PSEC’s June 30th fiscal year end. All amounts are unaudited.

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
On August 1, 2018, we renegotiated the 2014 Facility and closed an expanded five and a half year revolving credit facility (the “2018 Facility”). The lenders have extended commitments of $1,132,500 as of June 30, 2019. The 2018 Facility included an accordion feature which allowed commitments to be increased up to $1,500,000 in the aggregate.
On September 9, 2019, we amended the 2018 Facility and closed an expanded revolving credit facility (the “2019 Facility” and collectively with the 2014 Facility and the 2018 Facility, the “Revolving Credit Facility”). The lenders had extended commitments of $1,077,500 as of June 30, 2020. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The Revolving Credit Facility Facility matures on September 9, 2024. It includes a revolving period that extends through September 9, 2023, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due, if required by the lenders.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. The Revolving Credit Facility also requires the maintenance of a minimum liquidity requirement. As of June 30, 2020, we were in compliance with the applicable covenants.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

For the years ended June 30, 2020, June 30, 2019, and June 30, 2018, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Year Ended June 30,
	2020	2019	2018
Average stated interest rate	3.31%	4.55%	3.94%
Average outstanding balance	$222,758	$225,310	$48,628
As of June 30, 2020 and June 30, 2019, we had $545,496 and $684,212, respectively, available to us for borrowing under the Revolving Credit Facility, net of $237,536 and $167,000 outstanding borrowings as of the respective balance sheet dates. As of June 30, 2020, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,515,469, which represents 28.7% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,077,500. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $10,904 of new fees and $1,473 were carried over for continuing participants from the previous facilities, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of June 30, 2020, $9,145 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities. During the year ended June 30, 2020, $397 of fees were expensed relating to credit providers in the 2014 Facility who did not commit to the 2019 Facility.
During the years ended June 30, 2020, 2019 and 2018, we recorded $21,850, $23,097 and $13,170, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On April 15, 2020, we repaid the outstanding principal amount of $127,711 of the 2020 Notes, plus interest. No gain or loss was realized on the transaction.
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
On December 23, 2019, we commenced a tender offer to purchase for cash up to $25,000 aggregate principal amount of the 2022 Notes (“2022 Notes December Tender Offer”). On January 22, 2020, $1,302 aggregate principal amount of the 2022 Notes, representing 0.5% of the previously outstanding 2022 Notes, were validly tendered and accepted. The 2022 Notes December Tender Offer resulted in our recognizing a loss of $51 during the three months ended March 31, 2020. During the three months ended March 31, 2020, we repurchased an additional $32,585 aggregate principal amount of the 2022 Notes at a weighted average price of 89.1 including commissions. As a result of this transaction, we recorded a gain of $3,045, in the amount of the difference between the reacquisition price and the net carrying amount of the 2022 Notes, net of the proportionate amount of unamortized debt issuance costs. As of June 30, 2020, the outstanding aggregate principal amount of the 2022 Notes is $258,240.
2025 Notes
On March 1, 2019, we issued $175,000 aggregate principal amount of senior convertible notes that mature on March 1, 2025 (the “2025 Notes”), unless previously converted or repurchased in accordance with their terms. We granted the underwriters a 13-day over-allotment option to purchase up to an additional $26,250 aggregate principal amount of the 2025 Notes. The underwriters fully exercised the over-allotment option on March 11, 20l9 and we issued $26,250 aggregate principal amount of 2025 Notes at settlement on March 13, 2019. The 2025 Notes bear interest at a rate of 6.375% per year, payable semi-annually on March 1 and September 1 each year, beginning September 1, 2019. Total proceeds from the issuance of the 2025 Notes, net of underwriting discounts and offering costs, were $198,674. As of June 30, 2020, the outstanding aggregate principal amount of the 2025 Notes is $201,250.

Certain key terms related to the convertible features for the 2020 Notes, the 2022 Notes and the 2025 Notes (collectively, the “Convertible Notes”) are listed below.

	2022 Notes	2025 Notes
Initial conversion rate(1)	100.2305	110.7420
Initial conversion price	$9.98	$9.03
Conversion rate at June 30, 2020(1)(2)	100.2305	110.7420
Conversion price at June 30, 2020(2)(3)	$9.98	$9.03
Last conversion price calculation date	4/11/2020	3/1/2020
Dividend threshold amount (per share)(4)	$0.083330	$0.060000

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)	The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

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
In connection with the issuance of the Convertible Notes, we recorded a discount of $4,025 and debt issuance costs of $21,148, which are being amortized over the terms of the Convertible Notes. As of June 30, 2020, $3,263 of the original issue discount and $5,629 of the debt issuance costs remain to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the years ended June 30, 2020, 2019 and 2018, we recorded $37,661, $44,492 and $51,020, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
Note 6. Public Notes
2023 Notes
On March 15, 2013, we issued $250,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Original 2023 Notes”). The Original 2023 Notes bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2013. Total proceeds from the issuance of the Original 2023 Notes, net of underwriting discounts and offering costs, were $243,641. On June 20, 2018, we issued an additional $70,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Additional 2023 Notes”, and together with the Original 2023 Notes, the “2023 Notes”). The Additional 2023 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2023 Notes and bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the Additional 2023 Notes, net of underwriting discounts, were $69,403. As of June 30, 2020, the outstanding aggregate principal amount of the 2023 Notes is $320,000.

5.00% 2019 Notes

On April 7, 2014, we issued $300,000 aggregate principal amount of unsecured notes that mature on July 15, 2019 (the “5.00% 2019 Notes”). Included in the issuance is $45,000 of Prospect Capital InterNotes® that were exchanged for the 5.00% 2019 Notes. The 5.00% 2019 Notes bear interest at a rate of 5.00% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2014. Total proceeds from the issuance of the 5.00% 2019 Notes, net of underwriting discounts and offering costs, were $295,998. On June 7, 2018, we commenced a tender offer to purchase for cash any and all of the $300,000 aggregate principal amount outstanding of the 5.00% 2019 Notes. On June 20, 2018, $146,464 aggregate principal amount of the 5.00% 2019 Notes, representing 48.8% of the previously outstanding 5.00% 2019 Notes, were validly tendered and accepted. The transaction resulted in our recognizing a $3,705 loss during the three months ended June 30, 2018. On September 26, 2018, we repurchased the remaining $153,536 aggregate principal amount of the 5.00% 2019 Notes at a price of 101.645, including commissions. The transaction resulted in our recognizing a loss of $2,874 during the year ended June 30, 2019.

2024 Notes

On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market (“ATM”) program with FBR Capital Markets & Co. through which we could sell, by means of ATM offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes (“Initial 2024 Notes ATM”). Following the initial 2024 Notes ATM, the aggregate principal amount of the 2024 Notes issued was $199,281 for net proceeds of $193,253, after commissions and offering costs. On

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

July 2, 2018, we entered into a second ATM program with B. Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of the 2024 Notes (“Second 2024 Notes ATM”, and together with the Initial 2024 Notes ATM, the “2024 Notes Follow on Program”). The 2024 Notes are listed on the New York Stock Exchange (“NYSE”) and trade thereon under the ticker “PBB”.

During the year ended June 30, 2019, we issued an additional $35,162 aggregate principal amount under the Second 2024 Notes ATM, for net proceeds of $34,855, after commissions and offering costs. On March 20, 2020, we commenced a tender offer to purchase for cash any and all of the $234,443 aggregate principal amount of the 2024 Notes (“2024 Notes March Tender Offer”). On March 31, 2020, $655 aggregate principal amount of the 2024 Notes, representing 0.3% of the previously outstanding 2024 Notes, were validly tendered and accepted. The 2024 Notes March Tender Offer, resulted in our recognizing a gain of $203 during the three months ended March 31, 2020. As of June 30, 2020, the outstanding aggregate principal amount of the 2024 Notes is $233,788.

2028 Notes

On June 7, 2018, we issued $55,000 aggregate principal amount of unsecured notes that mature on June 15, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts and offering costs were $53,119. On July 2, 2018, we entered into an ATM program with B. Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2028 Notes (“2028 Notes ATM” or “2028 Notes Follow-on Program”). The 2028 Notes are listed on the NYSE and trade thereon under the ticker “PBY.” During the year ended June 30, 2019, we issued an additional $15,761 aggregate principal amount under the 2028 Notes ATM, for net proceeds of $15,530, after commissions and offering costs. As of June 30, 2020, the outstanding aggregate principal amount of the 2028 Notes is $70,761.

6.375% 2024 Notes

On October 1, 2018, we issued $100,000 aggregate principal amount of unsecured notes that mature on January 15, 2024 (the “6.375% 2024 Notes”). The 6.375% 2024 Notes bear interest at a rate of 6.375% per year, payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2019. Total proceeds from the issuance of the 6.375% 2024 Notes, net of underwriting discounts and offering costs, were $98,985. As of June 30, 2020, the outstanding aggregate principal amount of the 6.375% 2024 Notes is $100,000.

2029 Notes

On December 5, 2018, we issued $50,000 aggregate principal amount of unsecured notes that mature on June 15, 2029 (the “2029 Notes”). The 2029 Notes bear interest at a rate of 6.875% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning March 15, 2019. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts and offering costs, were $48,057. On February 9, 2019, we entered into an ATM program with B. Riley FBR, Inc., BB&T Capital Markets, and Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2029 Notes (“2029 Notes ATM” or “2029 Notes Follow-on Program”). The 2029 Notes are listed on the NYSE and trade thereon under the ticker “PBC.” During the year ended June 30, 2019, we issued an additional $19,170 aggregate principal amount under the 2029 Notes ATM, for net proceeds of $18,523, after commissions and offering costs. As of June 30, 2020, the outstanding aggregate principal amount of the 2029 Notes is $69,170.

The 2023 Notes, the 2024 Notes, the 2028 Notes, the 6.375% 2024 Notes, and the 2029 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $4,112 and debt issuance costs of $16,226, which are being amortized over the term of the notes. As of June 30, 2020, $2,053 of the original issue discount and $9,560 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the years ended June 30, 2020, 2019 and 2018, we recorded $51,294, $47,931 and $44,269, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.

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
On February 13, 2020, the September 2019 Selling Agent Agreement was terminated, and we entered into a new selling agent agreement with Incapital LLC (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with the previously authorized selling agent agreements, the “InterNotes® Offerings”). Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of June 30, 2020, $680,229 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the year ended June 30, 2020, we issued $233,988 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $230,117. These notes were issued with stated interest rates ranging from 3.75% to 6.00% with a weighted average interest rate of 4.34%. These notes will mature between July 15, 2024 and July 15, 2030. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2020.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$113,064	3.75% - 5.50%	4.19%	July 15, 2024 – July 15, 2025
7	45,075	4.00% - 5.75%	4.27%	July 15, 2026 – July 15, 2027
10	75,849	3.75% - 6.00%	4.60%	July 15, 2029 – July 15, 2030
	$233,988
During the year ended June 30, 2019, we issued $236,971 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $233,140. The following table summarizes the Prospect Capital InterNotes® issued during the year ended June 30, 2019.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$119,426	5.00% - 5.75%	5.43%	July 15, 2023 - June 15, 2024
7	54,880	5.25% - 6.00%	5.80%	July 15, 2025 - June 15, 2026
8	385	5.75%	5.75%	July 15, 2026
10	62,280	5.50% - 6.25%	6.02%	July 15, 2028 - June 15, 2029
	$236,971

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

During the year ended June 30, 2020, we redeemed, prior to maturity, $255,822 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 5.06% in order to replace shorter maturity debt with longer-term debt. During the year ended June 30, 2020, we repaid $5,636 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the year ended June 30, 2020 was $2,470. The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2020.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$218,240	3.75% - 5.75%	4.81%	September 15, 2023 – July 15, 2025
7	104,529	4.00% - 6.00%	5.11%	July 15, 2024 – July 15, 2027
8	24,325	4.50% - 5.75%	4.67%	August 15, 2025 – July 15, 2026
10	159,802	3.75% - 6.25%	5.32%	January 15, 2024 – July 15, 2030
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	16,851	5.75% - 6.00%	5.79%	May 15, 2028 – November 15, 2028
18	18,741	4.50% - 6.25%	5.58%	December 15, 2030 – August 15, 2031
20	3,847	5.75% - 6.00%	5.89%	November 15, 2032 – October 15, 2033
25	30,710	6.25% - 6.50%	6.39%	August 15, 2038 – May 15, 2039
30	100,206	5.50% - 6.75%	6.25%	November 15, 2042 – October 15, 2043
	$680,229
During the year ended June 30, 2019, we redeemed, prior to maturity, $279,841 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 4.91% in order to replace shorter maturity debt with longer-term debt. During the year ended June 30, 2019, we repaid $10,355 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the year ended June 30, 2019 was $2,047.

The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2019.

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$283,450	4.00% – 5.75%	5.10%	January 15, 2021 - June 15, 2024
5.5	1,399	4.25%	4.25%	July 15, 2020
6.5	34,745	5.10% – 5.25%	5.24%	January 15, 2022 - May 15, 2022
7	83,731	4.00% – 6.00%	5.56%	January 15, 2020 - June 15, 2026
7.5	1,996	5.75%	5.75%	February 15, 2021
8	24,500	4.50% – 5.75%	4.67%	August 15, 2025 - July 15, 2026
10	99,529	5.50% – 7.00%	6.09%	March 15, 2022 - June 15, 2029
12	2,978	6.00%	6.00%	November 15, 2025 - December 15, 2025
15	17,077	5.25% – 6.00%	5.35%	May 15, 2028 - November 15, 2028
18	19,306	4.13% – 6.25%	5.58%	December 15, 2030 - August 15, 2031
20	3,887	5.75% - 6.00%	5.90%	November 15, 2032 - October 15, 2033
25	31,855	6.25% – 6.50%	6.39%	August 15, 2038 - May 15, 2039
30	103,246	5.50% – 6.75%	6.24%	November 15, 2042 - October 15, 2043
	$707,699
In connection with the issuance of Prospect Capital InterNotes®, we incurred $28,878 of fees which are being amortized over the term of the notes, of which $12,802 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of June 30, 2020.
During the years ended June 30, 2020, 2019, and 2018, we recorded $37,563, $41,711 and $46,580, respectively, of interest costs

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Note 8. Fair Value and Maturity of Debt Outstanding
As of June 30, 2020, our asset coverage stood at 239.2% based on aggregate outstanding principal of $2,170,974. As of June 30, 2019, our asset coverage stood at 234.8% based on aggregate outstanding principal of $2,422,937.
Information about our senior securities is shown in the following table as of the end of each of the last ten fiscal years and as of June 30, 2020. (All figures in this item are in thousands except per unit data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Credit Facility
Fiscal 2020 (as of June 30, 2020)	$237,536	$22,000	—	—
Fiscal 2019 (as of June 30, 2019)	167,000	34,298	—	—
Fiscal 2018 (as of June 30, 2018)	37,000	155,503	—	—
Fiscal 2017 (as of June 30, 2017)	—	—	—	—
Fiscal 2016 (as of June 30, 2016)	—	—	—	—
Fiscal 2015 (as of June 30, 2015)	368,700	18,136	—	—
Fiscal 2014 (as of June 30, 2014)	92,000	69,470	—	—
Fiscal 2013 (as of June 30, 2013)	124,000	34,996	—	—
Fiscal 2012 (as of June 30, 2012)	96,000	22,668	—	—
Fiscal 2011 (as of June 30, 2011)	84,200	18,065	—	—
Fiscal 2010 (as of June 30, 2010)	100,300	8,093	—	—

2015 Notes(5)
Fiscal 2015 (as of June 30, 2015)	$150,000	$2,241	—	—
Fiscal 2014 (as of June 30, 2014)	150,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	150,000	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	150,000	3,277	—	—
Fiscal 2011 (as of June 30, 2011)	150,000	3,740	—	—

2016 Notes(6)
Fiscal 2016 (as of June 30, 2016)	$167,500	$2,269	—	—
Fiscal 2015 (as of June 30, 2015)	167,500	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	167,500	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	167,500	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	167,500	3,277	—	—
Fiscal 2011 (as of June 30, 2011)	172,500	3,740	—	—

2017 Notes(7)
Fiscal 2017 (as of June 30, 2017)	$50,734	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	129,500	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	130,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	130,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	130,000	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	130,000	3,277	—	—

2018 Notes(8)
Fiscal 2017 (as of June 30, 2017)	$85,419	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	200,000	2,578	—	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

2019 Notes(10)
Fiscal 2018 (as of June 30, 2018)	$101,647	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	200,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	200,000	2,578	—	—

5.00% 2019 Notes(11)
Fiscal 2018 (as of June 30, 2018)	$153,536	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	300,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	300,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	300,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	300,000	2,305	—	—

2020 Notes (14)
Fiscal 2019 (as of June 30, 2019)	$224,114	$2,365	—	—
Fiscal 2018 (as of June 30, 2018)	392,000	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	392,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	392,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	392,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	400,000	2,305	—	—

6.95% 2022 Notes(9)
Fiscal 2014 (as of June 30, 2014)	$100,000	$2,305	—	$1,038
Fiscal 2013 (as of June 30, 2013)	100,000	2,578	—	1,036
Fiscal 2012 (as of June 30, 2012)	100,000	3,277	—	996

2022 Notes
Fiscal 2020 (as of June 30, 2020)	$258,240	$2,408	—	—
Fiscal 2019 (as of June 30, 2019)	328,500	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	328,500	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	225,000	2,251	—	—

2023 Notes(12)
Fiscal 2020 (as of June 30, 2020)	$319,145	$2,408	—	—
Fiscal 2019 (as of June 30, 2019)	318,863	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	318,675	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	248,507	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	248,293	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	248,094	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	247,881	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	247,725	2,578	—	—

2024 Notes
Fiscal 2020 (as of June 30, 2020)	$233,788	$2,408	—	$959
Fiscal 2019 (as of June 30, 2019)	234,443	2,365	—	1,002
Fiscal 2018 (as of June 30, 2018)	199,281	2,452	—	1,029
Fiscal 2017 (as of June 30, 2017)	199,281	2,251	—	1,027
Fiscal 2016 (as of June 30, 2016)	161,364	2,269	—	951

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

6.375% 2024 Notes(12)
Fiscal 2020 (as of June 30, 2020)	$99,780	$2,408	—	—
Fiscal 2019 (as of June 30, 2019)	99,726	2,365	—	—

2025 Notes
Fiscal 2020 (as of June 30, 2020)	$201,250	$2,408	—	—
Fiscal 2019 (as of June 30, 2019)	201,250	2,365	—	—

2028 Notes
Fiscal 2020 (as of June 30, 2020)	$70,761	$2,408	—	$950
Fiscal 2019 (as of June 30, 2019)	70,761	2,365	—	984
Fiscal 2018 (as of June 30, 2018)	55,000	2,452	—	1,004

2029 Notes
Fiscal 2020 (as of June 30, 2020)	$69,170	$2,408	—	$970
Fiscal 2019 (as of June 30, 2019)	69,170	2,365		983

Prospect Capital InterNotes®
Fiscal 2020 (as of June 30, 2020)	$680,229	$2,408	—	—
Fiscal 2019 (as of June 30, 2019)	707,699	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	760,924	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	980,494	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	908,808	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	827,442	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	785,670	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	363,777	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	20,638	3,277	—	—

All Senior Securities(12)(13)
Fiscal 2020 (as of June 30, 2020)	$2,169,899	$2,408	—	—
Fiscal 2019 (as of June 30, 2019)	2,421,526	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	2,346,563	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	2,681,435	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	2,707,465	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	2,983,736	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	2,773,051	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	1,683,002	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	664,138	3,277	—	—
Fiscal 2011 (as of June 30, 2011)	406,700	3,740	—	—
Fiscal 2010 (as of June 30, 2010)	100,300	8,093	—	—

(1)	Except as noted, the total amount of each class of senior securities outstanding at the end of the year/period presented (in 000’s).

(2)
The asset coverage ratio for a class of secured senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by secured senior securities representing indebtedness. The asset coverage ratio for a class of unsecured senior securities is inclusive of all senior securities. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.

(3)	This column is inapplicable.

(4)
This column is inapplicable, except for the 6.95% 2022 Notes, the 2024 Notes, the 2028 Notes and the 2029 Notes. The average market value per unit is calculated as an average of quarter-end prices and shown as the market value per $1,000 of indebtedness.

(5)	We repaid the outstanding principal amount of the 2015 Notes on December 15, 2015.

(6)	We repaid the outstanding principal amount of the 2016 Notes on August 15, 2016.

(7)	We repaid the outstanding principal amount of the 2017 Notes on October 15, 2017.

(8)	We repaid the outstanding principal amount of the 2018 Notes on March 15, 2018.

(9)	We redeemed the 6.95% 2022 Notes on May 15, 2015.

(10)	We repaid the outstanding principal amount of the 2019 Notes on January 15, 2019.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(11)	We redeemed the 5.00% 2019 Notes on September 26, 2018.

(12)	For the period ended June 30, 2020 and all fiscal years ended June 30th, the notes are presented net of unamortized discount.

(13)
While we do not consider commitments to fund under revolving arrangements to be Senior Securities, if we were to elect to treat such unfunded commitments, which were $41,487 as of June 30, 2020 as Senior Securities for purposes of Section 18 of the 1940 Act, our asset coverage per unit would be $2,363.

(14)	We repaid the outstanding principal amount of the 2020 Notes on April 15, 2020.

The following table shows our outstanding debt as of June 30, 2020.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value (1)		Effective Interest Rate
Revolving Credit Facility(2)	$237,536	$9,145	$237,536	(3)	$237,536		1ML+2.20%	(6)

2022 Notes	258,240	3,615	254,625		247,133	(4)	5.65%	(7)
2025 Notes	201,250	5,277	195,973		194,279	(4)	6.63%	(7)
Convertible Notes	459,490		450,598		441,412

6.375% 2024 Notes	100,000	762	99,238		100,771	(4)	6.64%	(7)
2023 Notes	320,000	2,426	317,574		325,395	(4)	6.09%	(7)
2024 Notes	233,788	3,939	229,849		229,580	(4)	6.76%	(7)
2028 Notes	70,761	2,142	68,619		66,842	(4)	6.77%	(7)
2029 Notes	69,170	2,344	66,826		67,233	(4)	7.38%	(7)
Public Notes	793,719		782,106		789,821

Prospect Capital InterNotes®	680,229	12,802	667,427		658,292	(5)	6.06%	(8)
Total	$2,170,974		$2,137,667		$2,127,061

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of June 30, 2020.

(2)	The maximum draw amount of the Revolving Credit facility as of June 30, 2020 is $1,077,500.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Note 2 for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread based on observable market inputs.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

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

The following table shows our outstanding debt as of June 30, 2019.

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

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2020.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$237,536	$—	$—	$237,536	$—
Convertible Notes	459,490	—	258,240	201,250	—
Public Notes	793,719	—	320,000	333,788	139,931
Prospect Capital InterNotes®	680,229	—	—	243,062	437,167
Total Contractual Obligations	$2,170,974	$—	$578,240	$1,015,636	$577,098

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2019.

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
Note 9. Stock Repurchase Program, Equity Offerings, Offering Expenses, and Distributions
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify stockholders of our intention to purchase our common stock. Our last notice was delivered with our annual proxy mailing on September 19, 2019.
We did not repurchase any shares of our common stock under the Repurchase Program for the years ended June 30, 2020, June 30, 2019, and June 30, 2018. As of June 30, 2020, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.

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
Our stockholders’ equity accounts as of June 30, 2020 and June 30, 2019 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On June 12, 2020, we entered into equity distribution agreements with each of RBC Capital Markets, LLC, Barclays Capital Inc., and KeyBanc Capital Markets Inc. pursuant to which we may offer and sell, by means of at-the-market offerings, up to 50,000,000 shares of our $0.001 par value Common Stock.
Excluding dividend reinvestments, we issued 1,158,222 shares of our common stock by means of at-the-market offerings during the year ended June 30, 2020. Excluding dividend reinvestments, we did not issue any shares of our common stock during the prior years ended June 30, 2019 and June 30, 2018.  The following table summarizes our issuances of common stock during the year ended June 30, 2020.

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees	Offering Expenses	Average Offering Price
During the year ended June 30, 2020:
June 15, 2020 – June 30, 2020(1)	1,158,222	$6,208	$62	$—	$5.36

(1)	Shares were issued in connection with our at-the-market offering program which we enter into from time to time with various counterparties.

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

On April 17, 2020, our Board of Directors approved further amendments to our dividend reinvestment plan, effective May 21, 2020, that principally provide for the number of newly-issued shares of our common stock to be credited to a stockholder’s account shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by 95% of the market price per share of our common stock at the close of regular trading on the Nasdaq Global Select Market on the date fixed by the Board of Directors for such distribution.
During the years ended June 30, 2020 and June 30, 2019, we distributed approximately $265,277 and $263,624, respectively, to our stockholders. The following table summarizes our distributions declared and payable for the years ended June 30, 2019 and June 30, 2020.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/9/2018	7/31/2018	8/23/2018	$0.06	$21,881
5/9/2018	8/31/2018	9/20/2018	0.06	21,898
8/28/2018	9/28/2018	10/18/2018	0.06	21,914
8/28/2018	10/31/2018	11/21/2018	0.06	21,930
11/6/2018	11/30/2018	12/20/2018	0.06	21,945
11/6/2018	1/2/2019	1/24/2019	0.06	21,963
11/6/2018	1/31/2019	2/21/2019	0.06	22,003
2/6/2019	2/28/2018	3/21/2019	0.06	22,008
2/6/2019	3/29/2019	4/18/2019	0.06	22,013
2/6/2019	4/30/2019	5/23/2019	0.06	22,018
5/8/2019	5/31/2019	6/20/2019	0.06	22,023
5/8/2019	6/28/2019	7/18/2019	0.06	22,028
Total declared and payable for the year ended June 30, 2019				$263,624

5/8/2019	7/31/2019	8/22/2019	$0.06	$22,032
5/8/2019	8/30/2019	9/19/2019	0.06	22,037
8/27/2020	9/30/2019	10/24/2019	0.06	22,042
8/27/2020	10/31/2019	11/20/2019	0.06	22,046
11/6/2019	11/29/2019	12/19/2019	0.06	22,051
11/6/2019	1/2/2020	1/23/2020	0.06	22,055
11/6/2019	1/31/2020	2/20/2020	0.06	22,059
2/10/2020	2/28/2020	3/19/2020	0.06	22,064
2/10/2020	3/31/2020	4/23/2020	0.06	22,069
2/10/2020	4/30/2020	5/21/2020	0.06	22,161
5/11/2020	5/29/2020	6/18/2020	0.06	22,249
5/11/2020	6/30/2020	7/23/2020	0.06	22,412
Total declared and payable for the year ended June 30, 2020				$265,277
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during years ended June 30, 2020 and June 30, 2019. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to June 30, 2020:

•	$0.06 per share for July 2020 to holders of record on July 31, 2020 with a payment date of August 20, 2020.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

•	$0.06 per share for August 2020 to holders of record on August 31, 2020 with a payment date of September 17, 2020.
During the years ended June 30, 2020 and June 30, 2019, we issued 5,249,252 and 2,721,087 shares of our common stock, respectively, in connection with the dividend reinvestment plan.
During the year ended June 30, 2020, Prospect officers and directors purchased 32,559,053 shares of our stock, or 8.72% of total outstanding shares as of June 30, 2020, both through the open market transactions and shares issued in connection with our dividend reinvestment plan.
As of June 30, 2020, we have reserved 48,170,352 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5).
Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the years ended June 30, 2020, 2019 and 2018.

	Year Ended June 30,
	2020	2019	2018
Structuring, advisory and amendment fees (refer to Note 3)	$25,586	$23,552	$29,658
Royalty and Net Revenue interests	31,601	19,494	7,652
Administrative agent fees	523	576	477
Total Other Income	$57,710	$43,622	$37,787
Note 11. Net Increase in Net Assets per Share
The following information sets forth the computation of net increase in net assets resulting from operations per share during the years ended June 30, 2020, 2019, and 2018.

	Year Ended June 30,
	2020	2019	2018
Net (decrease) increase in net assets resulting from operations	$(16,224)	$144,487	$299,863
Weighted average common shares outstanding	368,094,299	365,984,541	361,456,075
Net (decrease) increase in net assets resulting from operations per share	$(0.04)	$0.39	$0.83
Note 12. Income Taxes
While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is August 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified.
For income tax purposes, dividends paid and distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to stockholders during the tax years ended August 31, 2019, 2018 and 2017 were as follows:

	Tax Year Ended August 31,
	2019	2018	2017
Ordinary income	$263,773	$269,095	$359,215
Capital gain	—	—	—
Return of capital	—	—	—
Total dividends paid to stockholders	$263,773	$269,095	$359,215
We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. stockholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. For the 2020 calendar year,

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

49.60% of our distributions as of June 30, 2020 qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. stockholders.

For the tax year ending August 31, 2020, the tax character of dividends paid to stockholders through June 30, 2020 is expected to be ordinary income, however, due to the difference between our fiscal and tax year ends, the final determination of the tax character of dividends between ordinary income, capital gains, and return of capital will not be made until we file our tax return for the tax year ending August 31, 2020.

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended August 31, 2019, 2018 and 2017:

	Tax Year Ended August 31,
	2019	2018	2017
Net increase in net assets resulting from operations	$93,093	$389,732	$254,904
Net realized (gains) losses on investments	(5,923)	26,762	100,765
Net unrealized (gains) losses on investments	217,159	(105,599)	(61,939)
Other temporary book-to-tax differences	(87,511)	(42,583)	(32,117)
Permanent differences	78	31	(772)
Taxable income before deductions for distributions	$216,896	$268,343	$260,841
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
As of June 30, 2020, the cost basis of investments for tax purposes was $5,778,417 resulting in an estimated net unrealized loss of $546,088. As of June 30, 2020,the gross unrealized gains and losses were $654,709 and $1,200,797, respectively. As of June 30, 2019, the cost basis of investments for tax purposes was $5,905,269 resulting in an estimated net unrealized loss of $251,716. As of June 30, 2019, the gross unrealized gains and losses were $595,002 and $846,718, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of June 30, 2020 and June 30, 2019 was calculated based on the book cost of investments as of June 30, 2020 and June 30, 2019, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2019 and 2018, respectively.
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal excise taxes, among other items. During the tax year ended August 31, 2019, we decreased overdistributed net investment income by $78 and decreased capital in excess of par value by $78. During the tax year ended August 31, 2018, we decreased overdistributed net investment income by $31, and decreased capital in excess of par value by $31. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended August 31, 2019 is being recorded in the fiscal year ending June 30, 2020 and the reclassifications for the taxable year ended August 31, 2018 were recorded in the fiscal year ended June 30, 2019.
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
The total gross base management fee incurred to the favor of the Investment Adviser was $108,910, $121,943 and $118,768 during the years ended June 30, 2020, 2019, and 2018, respectively. Included in the gross base management fee for the year ended June 30, 2019 is a $2,757 adjustment for fees earned in prior periods that were neither expensed nor paid to the Investment Adviser, for which we incurred $64 in accrued interest on those past due amounts. The interest on the amount owed to the Investment Adviser was calculated using the average of 1-month LIBOR rates from September 2010 through the date of payment. The Investment Adviser has entered into a servicing agreement with certain institutions that purchased loans with us, where we serve as the agent and collect a servicing fee on behalf of the Investment Adviser. During the years ended June 30, 2020, 2019 and 2018, we received payments of $0, $110 and $722, respectively, from these institutions, on behalf of the Investment Adviser, for providing such services under the servicing agreement. We were given a credit for these payments, which reduced the base management fees to $108,910, $121,833 and $118,046 for the years ended June 30, 2020, 2019, and 2018, respectively.
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
The total income incentive fee incurred was $68,057, $78,215 and $71,713 during the years ended June 30, 2020, 2019 and 2018, respectively. No capital gains incentive fee was incurred during the years ended June 30, 2020, 2019 and 2018. Income incentive fee for the three months ended June 30, 2020 includes a $1,306 adjustment for fees earned in prior periods that were neither expensed nor paid to the Investment Adviser.
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
The allocation of net overhead expense from Prospect Administration was $18,247, $14,837 and $10,031, during the years ended June 30, 2020, 2019 and 2018 respectively. Prospect Administration received estimated payments of $1,530, $607 and $10,684 directly from our portfolio companies and certain funds managed by the Investment Adviser for legal services during the years ended June 30, 2020, 2019 and 2018, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.

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
During the years ended June 30, 2020, 2019 and 2018, we received payments of $5,234, $8,359 and $6,343, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration.
Co-Investments
On January 13, 2020, we received an exemptive order from the SEC (the “Order”), which suspended a prior co-investment exemptive order granted on February 10, 2014, that gave us the ability to negotiate terms other than price and quantity of co-investment transactions with other funds managed by the Investment Adviser or certain affiliates, including Priority Income Fund, Inc. and TP Flexible Income Fund, Inc., where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions included therein.
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
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the years ended June 30, 2020, 2019 and 2018, we recognized expenses that were reimbursed for valuation services of $155, $205 and $207, respectively. Conversely, Priority Income Fund, Inc. and TP Flexible Income Fund, Inc. reimburse us for software fees, expenses which were initially incurred by Prospect. As of June 30, 2020, June 30, 2019 and June 30, 2018, we accrued a receivable from Priority Income Fund, Inc. and TP Flexible Income Fund, Inc. for software fees of $8, $21 and $34, respectively, that will be reimbursed to us.

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

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Interest Income	$—	$2,629	$3,704
Other Income
Advisory Fee	—	1,301	—
Total Other Income	$—	$1,301	$—
Managerial Assistance (1)	$—	$165	$180
Reimbursement of Legal, Tax, etc.(2)	54	54	45
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

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Repayment of loan receivable	$—	20,700	$338

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

In December 2019, Wolf Energy Holdings, Inc. (“Wolf Energy Holdings”), our Consolidated Holding Company that previously owned 100% of Appalachian Energy LLC (“AEH”); Wolf Energy Services Company, LLC (“Wolf Energy Services”); and Wolf Energy, LLC (collectively our previously controlled membership interest and net profit interest investments in “Wolf Energy”), merged with and into CP Energy, with CP Energy continuing as the surviving entity. CP Energy acquired 100% of our equity investment in Wolf Energy, which is reflected in our valuation of the CP Energy common stock as of December 31, 2019.

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Interest Income
Interest Income from CP Energy	$4,636	$4,810	$3,394
Interest Income from Spartan	3,115	—	—
Total Interest Income	$7,751	$4,810	$3,394
Other Income
Administrative Agent	$13	$—	$—
Total Other Income	$13	$—	$—
Managerial Assistance (1)	$150	$450	$425
Reimbursement of Legal, Tax, etc. (3)	—	54	—
(1) No income recognized by Prospect. MA payments were paid from CP Energy to Prospect and subsequently remitted to PA.

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Additions	$5,039	$—	$—
Interest Income Capitalized as PIK	3,815	871	—

	As of
	June 30, 2020	June 30, 2019
Interest Receivable (2)	$15	$1,624
Other Receivables - Due to PA (3)	—	150
Other Receivables (4)	16	35
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

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Interest Income	$12,145	$11,886	$12,755
Other Income
Structuring Fee	$112	$—	$—
Total Other Income	$112	$—	$—
Managerial Assistance (1)	$350	$700	$148
Reimbursement of Legal, Tax, etc.(2)	7	7	—
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

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Additions (3)	$5,600	$—	$—
Accreted Original Issue Discount	331	1,039	2,240
Interest Income Capitalized as PIK	6,960	4,042	—
(3) During the year ended June 30, 2020, Prospect provided $5,600 of equity financing to support growth in Credit Central’s loan portfolio.

	As of
	June 30, 2020	June 30, 2019
Interest Receivable (4)	$35	$963
Other Receivables - Due to PA (5)	—	175
Other Receivables (6)	2	—
(4) Interest income recognized but not yet paid.
(5) Managerial assistance recognized but not yet paid by Credit Central and is included by Prospect within Other Receivable and Due to PA.(6) Represents amounts due from Credit Central to Prospect for reimbursement of expenses paid by Prospect on behalf of Credit Central.

Echelon Transportation LLC (f/k/a Echelon Aviation LLC)
Prospect owns 100% of the membership interests of Echelon Transportation LLC (“Echelon”). Echelon owns 60.7% of the equity of AerLift Leasing Limited (“AerLift”).

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Interest Income	$8,349	$7,102	$6,360
Managerial Assistance (1)	125	250	188
Reimbursement of Legal, Tax, etc.(2)	—	735	—
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

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Additions (3)	$3,000	$2,250	$—
Interest Income Capitalized as PIK	7,630	5,492	—
(3) During the six months ended December 31, 2019, Prospect made a follow-on $500 first lien senior secured debt.

	As of
	June 30, 2020	June 30, 2019
Interest Receivable (4)	$3,606	$3,162
Other Receivables - Due to PA (5)	—	63
Other Receivables (6)	7	3
(4) Interest income recognized but not yet paid.
(5) Managerial assistance recognized but not yet paid by Echelon as is included by Prospect within Other Receivable and Due to PA.
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

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Interest Income	$57,802	$56,125	$47,422
Managerial Assistance (1)	2,400	2,400	1,200
Reimbursement of Legal, Tax, etc. (2)	1	1	—
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Interest Income Capitalized as PIK	$6,178	$6,823	$1,767
Repayment of loan receivable	6,518	2,478	6,735

	As of
	June 30, 2020	June 30, 2019
Interest Receivable (3)	$158	$4,897
Other Receivables (4)	10	7
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from First Tower to Prospect for reimbursement of expenses paid by Prospect on behalf of First Tower.

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

	As of
	June 30, 2020	June 30, 2019
Other Receivables - Due to PA (1)	$—	$1,125
(1) Managerial assistance recognized but not yet paid by Freedom Marine as is included by Prospect within Other Receivable and Due to PA.

InterDent, Inc.
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
During the year ended ended June 30, 2019, Prospect purchased $14,000 of first lien Senior Secured Term Loan A/B from a third-party. In addition, Prospect purchased $5,000 of first lien Senior Secured Term Loan D and transferred $31,558 from Senior Secured Term Loan B to Senior Secured Term Loan C.

On May 3, 2019 Prospect executed warrants to purchase 99.9% of the 100,000 shares of common stock outstanding of InterDent Inc. at a purchase price of $0.01 per share.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Interest Income	$18,823	$24,779	$4,775

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Additions (1)	$4,350	$19,000	$—
Interest Income Capitalized as PIK	13,830	17,173	582
(1) During the year ended June 30, 2019, Prospect purchased $14,000 of first lien Senior Secured Term Loan A/B from a third-party. In addition, Prospect purchased $5,000 of first lien Senior Secured Term Loan D and transferred $31,558 from Senior Secured Term Loan B to Senior Secured Term Loan C.

	As of
	June 30, 2020	June 30, 2019
Interest Receivable (2)	$52	$209
Other Receivables (3)	—	6
(2) Interest income recognized but not yet paid.
(3) Represents amounts due from InterDent to Prospect for reimbursement of expenses paid by Prospect on behalf of InterDent.

Kickapoo Ranch Pet Resort
Prospect owns 100% of the membership interest of Kickapoo Ranch Pet Resort (“Kickapoo”). Kickapoo is a luxury pet boarding facility.
During the year ended June 30, 2020, we provided $2,378 of equity financing to Kickapoo.

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Other Income
Royalty/Net Interest	$36	$—	$—
Total Other Income	$36	$—	$—
MITY, Inc.
Prospect owns 100% of the equity of MITY Holdings of Delaware Inc. (“MITY Delaware”), a Consolidated Holding Company. MITY Delaware owns 100% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“MITY-Lite”); Broda USA, Inc. (f/k/a Broda Enterprises USA, Inc.) (“Broda USA”); and Broda Enterprises ULC (“Broda Canada”). MITY is a designer, manufacturer and seller of multipurpose room furniture and specialty healthcare seating products.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Interest Income
Interest Income from MITY-Lite	$9,027	$7,721	$7,618
Interest Income from Broda Canada	—	428	588
Total Interest Income	$9,027	$8,149	$8,206
Other Income
Structuring Fee	$294	$75	$—
Advisory Fee	293	$—	$175
Royalty/Net Interest	—	201	918
Total Other Income	$587	$276	$1,093
Managerial Assistance (1)	$300	$300	$300
Reimbursement of Legal, Tax, etc. (3)	29	—	—
Realized Gain (2)	—	—	13
(1) No income recognized by Prospect. MA payments were paid from MITY to Prospect and subsequently remitted to PA

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Additions	$—	$3,000	$—
Interest Income Capitalized as PIK	3,421	2,143	—
Repayment of loan receivable	566	284	—

	As of
	June 30, 2020	June 30, 2019
Interest Receivable (2)	$26	$252
Other Receivables - Due to PA (3)	—	75
Other Receivables (4)	1	1
(2) Interest income recognized but not yet paid.
(3) Managerial assistance recognized but not yet paid by MITY and is included by Prospect within Other Receivable and Due to PA.
(4) Represents amounts due from MITY to Prospect for reimbursement of expenses paid by Prospect on behalf of MITY.

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
NPRC was formed to hold for investment, operate, finance, lease, manage, and sell a portfolio of real estate assets and engage in any and all other activities as may be necessary, incidental or convenient to carry out the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity (the “JV”). Additionally, through its wholly-owned subsidiaries, NPRC invests in online consumer loans and rated secured structured notes (“RSSN”).

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

During the year ended June 30, 2019, partial repayments of $54,181 of our loans previously outstanding with NPRC and its wholly owned subsidiary and $15,000 as a return of capital on our equity investment in NPRC.
Effective October 31, 2019, we amended the terms of our credit agreement to increase our investment in NPRC and its wholly-owned subsidiaries through a new Senior Secured Term Loan C (“TLC”). During the three months ended December 31, 2019, we provided $51,428 and $12,857 in TLC and equity financing, respectively. NPRC used the proceeds to fund purchases of rated secured structured notes.
Effective June 19, 2020, we amended and restated the terms of our credit agreement with NPRC, as part of the amendment we increased our investment through a new Term Loan D secured note in the aggregate principal amount of $183,425 and the proceeds were returned to us as a return of capital, reducing our equity investment in NPRC. We received structuring fees of $3,669 as a result of the amendment.

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Interest Income	$67,303	$75,249	$90,582
Dividend Income (1)	—	21,000	11,279
Other Income
Structuring Fee	$6,859	$14,313	$2,303
Advisory Fee	7,595	496	—
Royalty/Net Interest	30,891	4,255	6,531
Residual Profit Interest	—	14,570	—
Total Other Income	$45,345	$33,634	$8,834
Managerial Assistance (2)	$1,050	$2,100	$1,700
Reimbursement of Legal, Tax, etc.(3)	748	454	1,823
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

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Additions (4)	$118,309	$11,583	$160,769
Repayment of loan receivable	276,279	54,181	113,675
(4) During the year ended June 30, 2019 we provided $10,206 of equity financing to NPRC for the acquisition of real estate properties and $1,377 of equity financing to NPRC to fund capital expenditures for existing real estate properties. During the year ended June 30, 2020, we provided $19,309 of debt to NPRC and its wholly-owned subsidiaries to fund capital expenditures for existing real estate properties and provide working capital, and provided $79,200 of debt and $19,800 of equity to fund purchases of rated secured structured notes, expenses and structuring fees.

	As of
	June 30, 2020	June 30, 2019
Interest Receivable (5)	$212	$4,565
Other Receivables - Due to PA (6)	—	2,100
Other Receivables (7)	2	32
(5) Interest income recognized but not yet paid.
(6) Managerial assistance recognized but not yet paid by NPRC and is included by Prospect within Other Receivable and Due to PA.
(7) Represents amounts due from NPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of NPRC.

Nationwide Loan Company LLC
Prospect owns 100% of the membership interests of Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a Consolidated Holding Company. Nationwide Holdings owns 94.48% of the equity of Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC) (“Nationwide”), with members of Nationwide management owning the remaining 5.52% of the equity.
On October 31, 2017, Prospect made an additional equity investment totaling $3,779, and Prospect’s ownership in Nationwide did not change.
On March 24, 2020, Prospect received distributions of $1,500 that were paid from Nationwide Holdings to Prospect and were recognized as a return of capital by Prospect.

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Interest Income	$3,917	$3,621	$3,485
Dividend Income (1)	—	165	—
Managerial Assistance (2)	300	400	400
(1) All dividends were paid from earnings and profits of Nationwide
(2) No income recognized by Prospect. MA payments were paid from Nationwide to Prospect and subsequently remitted to PA.

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Interest Income Capitalized as PIK	$1,470	$1,206	$591

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	As of
	June 30, 2020	June 30, 2019
Interest Receivable (3)	$11	$—
Other Receivables - Due to PA (4)	—	100
Other Receivables (5)	2	4
(3) Interest income recognized but not yet paid.
(4) Managerial assistance recognized but not yet paid by Nationwide and is included by Prospect within Other Receivable and Due to PA.
(5) Represents amounts due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide.

NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 92.25% and 94.10% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of June 30, 2020 and June 30, 2019, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.

On December 30, 2019, NMMB executed a dividend recapitalization whereby Prospect invested $15,100 of a first lien term loan to repay NMMB’s existing term loan, provide a shareholder distribution, and pay fees and expenses. As part of the recapitalization, Prospect converted it Series A and Series B preferred securities into 92.42% common equity and received a dividend distribution of $2,797.

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Interest Income
Interest Income from Armed Forces	$—	$431	$929
Interest Income from NMMB	653	527	526
Total Interest Income	$653	$958	$1,455
Dividend Income (1)	$2,797	$—	$—
Other Income
Structuring Fee	$453	$—	$—
Total Other Income	$453	$—	$—
Managerial Assistance (2)	$200	$400	$400
(1) All dividends were paid from earnings and profits of NMMB.
(2) No income recognized by Prospect. MA payments were paid from NMMB to Prospect and subsequently remitted to PA.

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Additions	15,100	—	—
Repayment of loan receivable
Repayment from Armed Forces	$3,114	$4,900	$1,999
Repayment from NMMB	10,076	600	—
Total Repayment of loan receivable (3)	$13,190	$5,500	$1,999
(3) During the year ended June 30, 2020, Prospect received partial repayments totaling $10,076 for our Senior Secured Notes outstanding with NMMB, Inc.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	As of
	June 30, 2020	June 30, 2019
Interest Receivable (4)	$1	$4
Other Receivables - Due to PA (5)	100	100
Other Receivables (6)	2	—
(4) Interest income recognized but not yet paid.
(5) Managerial assistance recognized but not yet paid by NMMB and is included by Prospect within Other Receivable and Due to PA.
(6) Represents amounts due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB.

Pacific World Corporation
Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.96% and 99.94% ownership interest of Pacific World as of June 30, 2020 and June 30, 2019, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.
Effective June 30, 2020, we restructured our investment in Pacific World whereby we contributed 100% of the outstanding aggregate principal amount of our Senior Secured Term Loan B and all but $39,082 of the outstanding aggregate principal amount of our Senior Secured Term Loan A to the capital of Pacific World. The principal contributions were made gross of all previously accrued and unpaid interest paid-in-kind.

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Interest Income	$2,457	$3,762	$3,742

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Additions (1)	$12,456	$19,000	$15,000
Repayment of loan receivable (2)	3,722	9,250	250
(1) On June 15, 2018, we made a $15,000 convertible preferred equity investment in Pacific World Corporation. During the year ended June 30, 2019, Prospect provided $10,000 of equity financing and $9,000 in revolver funding to Pacific World. During the nine months ended March 31, 2020, Prospect provided $12,100 of equity financing to Pacific World to fund working capital needs.
(2) During the year ended June 30, 2020, a portion of litigation proceeds received were used to partially repay $3,366 of the debt outstanding with Pacific World.

	As of
	June 30, 2020	June 30, 2019
Interest Receivable (3)	$10	$—
Other Receivables (4)	19	46
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from Pacific World to Prospect for reimbursement of expenses paid by Prospect on behalf of Pacific World.

R-V Industries, Inc.
Prospect owns 88.27% of the fully-diluted equity of R-V Industries, Inc. (“R-V”), with R-V management owning the remaining 11.73% of the equity.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Interest Income	$3,087	$3,295	$3,064
Managerial Assistance (1)	90	180	180
Reimbursement of Legal, Tax, etc.(2)	12	1	2
(1) No income recognized by Prospect. MA payments were paid from R-V to Prospect and subsequently remitted to PA.
(2) Paid from R-V to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to R-V (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	As of
	June 30, 2020	June 30, 2019
Interest Receivable (3)	$8	$9
Other Receivables - Due to PA (4)	—	46
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Interest Income	$2,528	$1,970	N/A
Other Income
Structuring Fee	100	—	N/A
Total Other Income	$100	$—	N/A
Managerial Assistance (1)	8	3	N/A
(1) No income recognized by Prospect. MA payments were paid from UTP to Prospect and subsequently remitted to PA.

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Additions (2)	$2,900	$—	N/A
Repayment of loan receivable	664	488	N/A
(2) During the year ended June 30, 2020, Prospect provided $2,900 of Delayed Draw Term Loan financing to UTP.

	As of
	June 30, 2020	June 30, 2019
Interest Receivable (3)	$6	$—
Other Receivables - Due to PA (4)	—	3
Other Receivables (5)	1	1
(3) Interest income recognized but not yet paid.
(4) Managerial assistance recognized but not yet paid by UTP and is included by Prospect within Other Receivable and Due to PA.
(5) Represents amounts due from UTP to Prospect for reimbursement of expenses paid by Prospect on behalf of UTP.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Additions (1)	$1,500	$3,500	$3,000
Repayment of loan receivable	5,950	—	3
(1) During the year ended June 30, 2020, Prospect provided $1,500 of equity financing to USES to fund capital expenditures and repayment of accounts payable.

	As of
	June 30, 2020	June 30, 2019
Other Receivables - Due to PA (2)	$—	$925
(2) Managerial assistance recognized but not yet paid by USES and is included by Prospect within Other Receivable and Due to PA.

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
During the year ended June 30, 2019, Prospect provided $5,100 of additional debt financing to Valley Electric.

During the nine months ended March 31, 2020, distributions of $3,329 that were declared and paid from Valley to Prospect were recognized as a return of capital by Prospect. During the three months ended March 31, 2020, a portion of the distributions in the amount of $2,267 was reclassified as dividend income.

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Interest Income
Interest Income from Valley	$1,115	$1,111	$1,110
Interest Income from Valley Electric	5,991	5,766	4,861
Total Interest Income	$7,106	$6,877	$5,971
Dividend Income (1)	$7,538	$12,962	$—
Other Income
Structuring Fee	$—	$153	$—
Royalty/Net Interest	665	647	—
Residual Profit Interest	—	—	138
Total Other Income	$665	$800	$138
Reimbursement of Legal, Tax, etc. (3)	$29
Managerial Assistance (2)	300	525	5
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Additions	$—	$5,100	$—
Interest Income Capitalized as PIK	—	421	2,157
Repayment of loan receivable	1,062	—	—

	As of
	June 30, 2020	June 30, 2019
Interest Receivable (4)	$15	$17
Other Receivables (5)	2	9
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

During the year ended June 30, 2019, Wolf Energy Services received $104 from the sale of assets.

In December 2019, Wolf Energy Holdings, Inc. (“Wolf Energy Holdings”), our Consolidated Holding Company that previously owned 100% of Appalachian Energy LLC (“AEH”); Wolf Energy Services Company, LLC (“Wolf Energy Services”); and Wolf Energy, LLC (collectively our previously controlled membership interest and net profit interest investments in “Wolf Energy”), merged with and into CP Energy, with CP Energy continuing as the surviving entity. CP Energy acquired 100% of our equity in Wolf Energy, which is reflected in our valuation of CP Energy common stock as of December 31, 2019. During the six months ended December 31, 2019, the cost basis in Wolf Energy Holdings of $3,914 was transferred to CP Energy.
During the year ended June 30, 2020, cash distributions of $18 that were declared and paid from Wolf to Prospect were recognized as a return of capital by Prospect.

	Year Ended
	June 30, 2020	June 30, 2019	June 30, 2018
Managerial Assistance (1)	$14	$14	$14
(1) No income recognized by Prospect. MA payments were paid from Wolf Energy to Prospect and subsequently remitted to PA.

	As of
	June 30, 2020	June 30, 2019
Other Receivables - Due to PA (2)	$—	$41
Other Receivables (3)	—	15

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(2) Managerial assistance recognized but not yet paid by Wolf and is included by Prospect within Other Receivable and Due to PA.
(3) Represents amounts due from Wolf to Prospect for reimbursement of expenses paid by Prospect on behalf of Wolf.

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
Except as disclosed above, we are not aware of any material legal proceedings as of June 30, 2020.
Note 16. Financial Highlights
The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2020:

	Year Ended June 30,
	2020	2019	2018	2017		2016
Per Share Data
Net asset value at beginning of year	$9.01	$9.35	$9.32	$9.62		$10.31
Net investment income(1)	0.72	0.85	0.79	0.85		1.04
Net realized and change in unrealized (losses) gains(1)	(0.76)	(0.46)	0.04	(0.15)		(0.75)
Net increase from operations	(0.04)	0.39	0.83	0.70		0.29
Distributions of net investment income	(0.72)	(0.72)	(0.77)	(1.00)		(1.00)
Common stock transactions(2)	(0.07)	(0.01)	(0.03)	—	(4)	0.02
Net asset value at end of year	$8.18	$9.01	$9.35	$9.32		$9.62

Per share market value at end of year	$5.11	$6.53	$6.71	$8.12		$7.82
Total return based on market value(3)	(11.35%)	8.23%	(7.42%)	16.80%		21.84%
Total return based on net asset value(3)	2.84%	7.17%	12.39%	8.98%		7.15%
Shares of common stock outstanding at end of year	373,538,499	367,131,025	364,409,938	360,076,933		357,107,231
Weighted average shares of common stock outstanding	368,094,299	365,984,541	361,456,075	358,841,714		356,134,297

Ratios/Supplemental Data
Net assets at end of year	$3,055,861	$3,306,275	$3,407,047	$3,354,952		$3,435,917
Portfolio turnover rate	16.46%	10.86%	30.70%	23.65%		15.98%
Ratio of operating expenses to average net assets	11.37%	11.65%	11.08%	11.57%		11.95%
Ratio of net investment income to average net assets	8.44%	9.32%	8.57%	8.96%		10.54%

(1)	Per share data amount is based on the weighted average number of common shares outstanding for the year presented (except for dividends to stockholders which is based on actual rate per share).

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

(4)	Amount is less than $0.01.

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ended June 30, 2020.

	Investment Income		Net Investment Income		Net Realized and Unrealized (Losses) Gains			Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)		Total	Per Share (1)
September 30, 2017	$158,579	$0.44	$63,732	$0.18	$(51,759)	$(0.15)		$11,973	$0.03
December 31, 2017	162,400	0.45	73,192	0.20	48,535	0.14		121,727	0.34
March 31, 2018	162,835	0.45	70,446	0.19	(18,587)	(0.04)		51,859	0.14
June 30, 2018	174,031	0.48	79,480	0.22	34,823	0.09		114,304	0.31

September 30, 2018	$180,422	$0.49	$85,159	$0.23	$(1,364)	$—	(2)	$83,795	$0.23
December 31, 2018	187,883	0.51	80,811	0.22	(148,200)	(0.40)		(67,389)	(0.18)
March 31, 2019	171,109	0.47	77,262	0.21	11,933	0.03		89,195	0.24
June 30, 2019	164,353	0.45	69,627	0.19	(30,741)	(0.08)		38,886	0.11

September 30, 2019	$161,883	$0.44	$71,060	$0.19	$(52,995)	$(0.14)		$18,065	$0.05
December 31, 2019	161,917	0.44	67,885	0.18	(79,088)	(0.21)		(11,203)	(0.03)
March 31, 2020	154,501	0.42	68,476	0.19	(254,175)	(0.70)		(185,699)	(0.51)
June 30, 2020	145,229	0.39	58,273	0.16	104,340	0.28		162,613	0.44

(1)
Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

(2)	Amount is less than $0.01.
Note 18. Subsequent Events
On July 15, 2020, H.I.G ECI Merger Sub, Inc. fully repaid the $43,792 Senior Secured Term Loan A and the $29,900 Senior Secured Term Loan B receivable to us at par.
On July 15, 2020, we issued $48,214 of First Lien Senior Secured Notes and $1,786 of Delayed Draw Term Loan (“DDTL”) commitments to Eze Castle Integration, Inc. (“ECI”). Our DDTL commitment was unfunded at close. ECI is a provider of managed services and technology solutions.

On July 23, 2020, we commenced a cash tender offer (the “Tender Offer”) to purchase up to $100,000 aggregate principal amount of our 2022 Notes, of which $258,240 aggregate principal amount was then outstanding. The Tender Offer expired at 12:00 midnight, New York City time, on August 20, 2020 (one minute after 11:59 p.m., New York City time, on August 19, 2020). As of the expiration date, $29,420 aggregate principal amount of the 2022 Notes, representing 11.4% of the previously outstanding 2022 Notes, were validly tendered and accepted. Following the settlement of the Tender Offer on August 24, 2020, approximately $228,820 aggregate principal amount of the 2022 Notes remain outstanding.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (the “Dealer Manager”) (the “Dealer Manager Agreement”), pursuant to which the Dealer Manager has agreed to serve as the Company’s agent, principal distributor and exclusive dealer manager for the Company’s offering of up to 40,000,000 shares, par value $0.001 per share, of preferred stock, with a $1,000,000,000 aggregate liquidation preference (the “Preferred Stock”). The Preferred Stock will be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), and the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”, and together with the Series M1 Preferred Stock, the “Series M Preferred Stock”), and the Company may offer any future series of Preferred Stock, provided that the aggregate number of shares issued across all series of Preferred Stock shall not exceed 40,000,000 shares. The Preferred Stock may be convertible by the holder of the Preferred Stock ("Holder Optional Conversion") at any time prior to the listing of the Preferred Stock on a national securities exchange, subject to certain conditions, including a conversion fee and our election to settle conversions in cash or shares of our common stock or a combination thereof. Prior to the five year anniversary of the date on which a share of Preferred Stock is issued, our election to settle all or a portion of any Holder Optional Conversion in cash is subject to certain limitations and restrictions. Subject to certain limitations, including a two year restriction that is subject to certain limited exceptions, a share of Preferred Stock may also be converted at our option at any time or from time to time, for cash or shares of our common stock upon not less than 30 calendar days nor more than 90 calendar days written notice to the holder prior to the date fixed for conversion thereof (however, settlement in cash is subject to a five year restriction). Subject to certain limitations, including a five year restriction that is subject to certain exceptions, a share of Preferred Stock may also be redeemed by us at our option, at any time or from time to time, for cash upon not less than 10 calendar days nor more than 90 calendar days written notice to the holder prior to the date fixed for redemption thereof. In connection with such offering, on August 3, 2020, we filed an amendment to our charter with the State Department of Assessments and Taxation of Maryland (“SDAT”) to increase our authorized shares of common stock from 1,000,000,000 shares of common stock to 2,000,000,000 shares of common stock and filed Articles Supplementary with the SDAT, reclassifying and designating 120,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of Preferred Stock as “Convertible Preferred Stock.”
On August 6, 2020, we made a new $21,500 First Lien Term Loan investment in First Brands Group, LLC, an after-market automotive repair parts supplier. On August 19, 2020, we made a follow-on $5,850 First Lien Term Loan investment in First Brands Group, LLC.
During the period of July 29, 2020 through August 14, 2020, we provided $14,740 of Senior Secured Term Loan A funding to National Property REIT Corp. (“NPRC”) and its wholly-owned subsidiaries to provide working capital and support real estate capital expenditures and provided $22,000 of Senior Secured Term Loan C investments to fund operating expenses. On July 31, 2020, we received partial repayments of $5,035 of our Senior Secured Term Loan B outstanding with NPRC and its wholly-owned subsidiaries.
During the period from July 1, 2020 through August 26, 2020, we issued $26,192 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $25,794.
On August 26, 2020, we announced the declaration of monthly base dividends in the following amounts and with the following dates:

•	$0.06 per share for September 2020 to holders of record on September 30, 2020 with a payment date of October 22, 2020.

•	$0.06 per share for October 2020 to holders of record on October 30, 2020 with a payment date of November 19, 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2020, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2020. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020 based upon criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2020 based on the criteria on Internal Control—Integrated Framework (2013) issued by COSO. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2020 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

See notes to consolidated financial statements.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Prospect Capital Corporation
New York, New York
Opinion on Internal Control over Financial Reporting

We have audited Prospect Capital Corporation and subsidiaries’ (the “Company’s”) internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of June 30, 2020 and 2019, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2020, and the related notes and our report dated August 26, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Report of Management on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP
BDO USA, LLP
New York, New York
August 26, 2020

Item 9B. Other Information
Not applicable.
PART III
We will file a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2020 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our 2020 Proxy Statement.
Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2020 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2020 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2020 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2020 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report:

1.	Financial Statements – See the Index to Consolidated Financial Statements in Item 8 of this report.

2.
Financial Statement Schedules – The financial statements of National Property REIT Corp. required by Rule 3-09 of Regulation S-X will be provided as Exhibit 99.1 and Exhibit 99.2 to this report. The financial statements of First Tower Finance Company LLC required by Rule 3-09 of Regulation S-X will be provided as Exhibit 99.3 to this report.

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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

Exhibit No.
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

4.300	Three Hundred Fourth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(100)
4.301	Three Hundred Fifth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2019(100)
4.302	Three Hundred Sixth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(100)

Exhibit No.
4.303	Three Hundred Seventh Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(100)
4.304	Three Hundred Eighth Supplemental Indenture dated as of April 17, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(100)
4.305	Three Hundred Ninth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(101)
4.306	Three Hundred Tenth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2019(101)
4.307	Three Hundred Eleventh Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(101)
4.308	Three Hundred Twelfth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(101)
4.309	Three Hundred Thirteenth Supplemental Indenture dated as of April 24, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(101)
4.310	Three Hundred Fourteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(102)
4.311	Three Hundred Fifteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2019(102)
4.312	Three Hundred Sixteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(102)
4.313	Three Hundred Seventeenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(102)
4.314	Three Hundred Eighteenth Supplemental Indenture dated as of May 1, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(102)
4.315	Three Hundred Nineteenth Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 3.750% Prospect Capital InterNote® due 2018(103)
4.316	Three Hundred Twentieth Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2019(103)
4.317	Three Hundred Twenty-First Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(103)
4.318	Three Hundred Twenty-Second Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2024(103)
4.319	Three Hundred Twenty-Third Supplemental Indenture dated as of May 8, 2014, to the U.S. Bank Indenture and Form of 6.250% Prospect Capital InterNote® due 2039(103)
4.320	Three Hundred Twenty-Fourth Supplemental Indenture dated as of November 17, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(110)
4.321	Three Hundred Twenty-Fifth Supplemental Indenture dated as of November 28, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(111)
4.322	Three Hundred Twenty-Sixth Supplemental Indenture dated as of December 4, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(112)
4.323	Three Hundred Twenty-Seventh Supplemental Indenture dated as of December 11, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(113)
4.324	Three Hundred Twenty-Eighth Supplemental Indenture dated as of December 18, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(114)
4.325	Three Hundred Twenty-Ninth Supplemental Indenture dated as of December 29, 2014, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(115)
4.326	Three Hundred Thirtieth Supplemental Indenture dated as of January 2, 2015, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(116)
4.327	Three Hundred Thirty-First Supplemental Indenture dated as of January 8, 2015, to the U.S. Bank Indenture and Form of 4.250% Prospect Capital InterNote® due 2020(117)
4.328	Three Hundred Thirty-Second Supplemental Indenture dated as of January 15, 2015, to the U.S. Bank Indenture and Form of 4.500% Prospect Capital InterNote® due 2020(118)
4.329	Three Hundred Thirty-Third Supplemental Indenture dated as of January 23, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(119)
4.330	Three Hundred Thirty-Fourth Supplemental Indenture dated as of January 29, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(120)

Exhibit No.
4.331	Three Hundred Thirty-Fifth Supplemental Indenture dated as of February 5, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(121)
4.332	Three Hundred Thirty-Sixth Supplemental Indenture dated as of February 20, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(122)
4.333	Three Hundred Thirty-Seventh Supplemental Indenture dated as of February 26, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(123)
4.334	Three Hundred Thirty-Eighth Supplemental Indenture dated as of March 5, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(124)
4.335	Three Hundred Thirty-Ninth Supplemental Indenture dated as of March 12, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(125)
4.336	Three Hundred Fortieth Supplemental Indenture dated as of March 19, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(126)
4.337	Three Hundred Forty-First Supplemental Indenture dated as of March 26, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(127)
4.338	Three Hundred Forty-Second Supplemental Indenture dated as of April 2, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(128)
4.339	Three Hundred Forty-Third Supplemental Indenture dated as of April 9, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(129)
4.340	Three Hundred Forty-Fourth Supplemental Indenture dated as of April 16, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(130)
4.341	Three Hundred Forty-Fifth Supplemental Indenture dated as of April 16, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(130)
4.342	Three Hundred Forty-Sixth Supplemental Indenture dated as of April 23, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(131)
4.343	Three Hundred Forty-Seventh Supplemental Indenture dated as of April 23, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(131)
4.344	Three Hundred Forty-Eighth Supplemental Indenture dated as of April 30, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(132)
4.345	Three Hundred Forty-Ninth Supplemental Indenture dated as of April 30, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(132)
4.346	Three Hundred Fiftieth Supplemental Indenture dated as of May 7, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(133)
4.347	Three Hundred Fifty-First Supplemental Indenture dated as of May 7, 2015, to the U.S. Bank Indenture and Form of 3.375% to 6.375% Prospect Capital InterNote® due 2021(133)
4.348	Three Hundred Fifty-Second Supplemental Indenture dated as of May 21, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(134)
4.349	Three Hundred Fifty-Third Supplemental Indenture dated as of May 29, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(135)
4.350	Three Hundred Fifty-Fourth Supplemental Indenture dated as of May 29, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2022(135)
4.351	Three Hundred Fifty-Fifth Supplemental Indenture dated as of June 4, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(136)
4.352	Three Hundred Fifty-Sixth Supplemental Indenture dated as of June 4, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2022(136)
4.353	Three Hundred Fifty-Seventh Supplemental Indenture dated as of June 11, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(137)
4.354	Three Hundred Fifty-Eighth Supplemental Indenture dated as of June 11, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2022(137)
4.355	Three Hundred Fifty-Ninth Supplemental Indenture dated as of June 18, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(138)
4.356	Three Hundred Sixtieth Supplemental Indenture dated as of June 18, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2021(138)
4.357	Three Hundred Sixty-First Supplemental Indenture dated as of June 25, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(139)
4.358	Three Hundred Sixty-Second Supplemental Indenture dated as of June 25, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2021(139)

Exhibit No.
4.359	Three Hundred Sixty-Third Supplemental Indenture dated as of July 2, 2015, to the U.S. Bank Indenture and Form of 4.625% Prospect Capital InterNote® due 2020(140)
4.360	Three Hundred Sixty-Fourth Supplemental Indenture dated as of July 2, 2015, to the U.S. Bank Indenture and Form of 5.100% Prospect Capital InterNote® due 2021(140)
4.361	Three Hundred Sixty-Fifth Supplemental Indenture dated as of July 9, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(141)
4.362	Three Hundred Sixty-Sixth Supplemental Indenture dated as of July 9, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(141)
4.363	Three Hundred Sixty-Seventh Supplemental Indenture dated as of July 16, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(142)
4.364	Three Hundred Sixty-Eighth Supplemental Indenture dated as of July 16, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(142)
4.365	Three Hundred Sixty-Ninth Supplemental Indenture dated as of July 23, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(143)
4.366	Three Hundred Seventieth Supplemental Indenture dated as of July 23, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(143)
4.367	Three Hundred Seventy-First Supplemental Indenture dated as of July 30, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(144)
4.368	Three Hundred Seventy-Second Supplemental Indenture dated as of July 30, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(144)
4.369	Three Hundred Seventy-Third Supplemental Indenture dated as of August 6, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(145)
4.370	Three Hundred Seventy-Fourth Supplemental Indenture dated as of August 6, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(145)
4.371	Three Hundred Seventy-Fifth Supplemental Indenture dated as of August 13, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(146)
4.372	Three Hundred Seventy-Sixth Supplemental Indenture dated as of August 13, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(146)
4.373	Three Hundred Seventy-Fifth Supplemental Indenture dated as of August 20, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(147)
4.374	Three Hundred Seventy-Sixth Supplemental Indenture dated as of August 20, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(147)
4.375	Three Hundred Seventy-Ninth Supplemental Indenture dated as of August 27, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(148)
4.376	Three Hundred Eightieth Supplemental Indenture dated as of August 27, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(148)
4.377	Three Hundred Eighty-One Supplemental Indenture dated as of September 11, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(153)
4.378	Three Hundred Eighty-Second Supplemental Indenture dated as of September 11, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(153)
4.379	Three Hundred Eighty-Third Supplemental Indenture dated as of September 17, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(154)
4.380	Three Hundred Eighty-Fourth Supplemental Indenture dated as of September 17, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(154)
4.381	Three Hundred Eighty-Fifth Supplemental Indenture dated as of September 24, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(155)
4.382	Three Hundred Eighty-Sixth Supplemental Indenture dated as of September 24, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(155)
4.383	Three Hundred Eighty-Seventh Supplemental Indenture dated as of October 1, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(156)
4.384	Three Hundred Eighty-Eighth Supplemental Indenture dated as of October 1, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(156)
4.385	Three Hundred Eighty-Ninth Supplemental Indenture dated as of October 8, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(157)
4.386	Three Hundred Ninetieth Supplemental Indenture dated as of October 8, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(157)

Exhibit No.
4.387	Three Hundred Ninety-First Supplemental Indenture dated as of October 16, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(159)
4.388	Three Hundred Ninety-Second Supplemental Indenture dated as of October 16, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(159)
4.389	Three Hundred Ninety-Third Supplemental Indenture dated as of October 22, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(160)
4.390	Three Hundred Ninety-Fourth Supplemental Indenture dated as of October 22, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(160)
4.391	Three Hundred Ninety-Fifth Supplemental Indenture dated as of October 29, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(161)
4.392	Three Hundred Ninety-Sixth Supplemental Indenture dated as of October 29, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(161)
4.393	Three Hundred Ninety-Seventh Supplemental Indenture dated as of November 4, 2015, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2020(163)
4.394	Three Hundred Ninety-Eighth Supplemental Indenture dated as of November 4, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2022(163)
4.395	Three Hundred Ninety-Ninth Supplemental Indenture dated as of November 19, 2015, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2020(164)
4.396	Four Hundredth Supplemental Indenture dated as of November 19, 2015, to the U.S. Bank Indenture and Form of 5.625% Prospect Capital InterNote® due 2022(164)
4.397	Four Hundred First Supplemental Indenture dated as of November 19, 2015, to the U.S. Bank Indenture and Form of 5.875% Prospect Capital InterNote® due 2025(164)
4.398	Four Hundred Second Supplemental Indenture dated as of November 27, 2015, to the U.S. Bank Indenture and Form of 5.125% Prospect Capital InterNote® due 2020(165)
4.399	Four Hundred Third Supplemental Indenture dated as of November 27, 2015, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2022(165)
4.400	Four Hundred Fourth Supplemental Indenture dated as of November 27, 2015, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(165)
4.401	Four Hundred Fifth Supplemental Indenture dated as of December 3, 2015, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2020(166)
4.402	Four Hundred Sixth Supplemental Indenture dated as of December 3, 2015, to the U.S. Bank Indenture and Form of 5.750% Prospect Capital InterNote® due 2022(166)
4.403	Four Hundred Seventh Supplemental Indenture dated as of December 3, 2015, to the U.S. Bank Indenture and Form of 6.000% Prospect Capital InterNote® due 2025(166)
4.404	Supplemental Indenture dated as of December 10, 2015, to the U.S. Bank Indenture and Form of 6.250% Note due 2024(167)
4.405	Four Hundred Eighth Supplemental Indenture dated as of December 17, 2015, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2020(168)
4.406	Four Hundred Ninth Supplemental Indenture dated as of December 24, 2015, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2020(169)
4.407	Four Hundred Tenth Supplemental Indenture dated as of December 31, 2015, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2020(170)
4.408	Four Hundred Eleventh Supplemental Indenture dated as of January 7, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(171)
4.409	Four Hundred Twelfth Supplemental Indenture dated as of January 14, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(172)
4.410	Four Hundred Thirteenth Supplemental Indenture dated as of January 22, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(173)
4.411	Four Hundred Fourteenth Supplemental Indenture dated as of March 3, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(175)
4.412	Four Hundred Fifteenth Supplemental Indenture dated as of March 10, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(176)
4.413	Four Hundred Sixteenth Supplemental Indenture dated as of March 17, 2016, to the U.S. Bank Indenture and Form of 5.375% Prospect Capital InterNote® due 2021(177)
4.414	Four Hundred Seventeenth Supplemental Indenture dated as of March 24, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(178)

Exhibit No.
4.415	Four Hundred Eighteenth Supplemental Indenture dated as of March 31, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(179)
4.416	Four Hundred Nineteenth Supplemental Indenture dated as of April 7, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(180)
4.417	Four Hundred Twentieth Supplemental Indenture dated as of April 14, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(181)
4.418	Four Hundred Twenty-First Supplemental Indenture dated as of April 21, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(182)
4.419	Four Hundred Twenty-Second Supplemental Indenture dated as of April 28, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(183)
4.420	Four Hundred Twenty-Third Supplemental Indenture dated as of May 5, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(184)
4.421	Four Hundred Twenty-Fourth Supplemental Indenture dated as of May 12, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(185)
4.422	Four Hundred Twenty-Fifth Supplemental Indenture dated as of May 26, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(186)
4.423	Four Hundred Twenty-Sixth Supplemental Indenture dated as of June 3, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(187)
4.424	Four Hundred Twenty-Seventh Supplemental Indenture dated as of June 9, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(188)
4.425	Four Hundred Twenty-Eighth Supplemental Indenture dated as of June 16, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(189)
4.426	Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture, and Form of 6.250% Note due 2024(190)
4.427	Four Hundred Twenty-Ninth Supplemental Indenture dated as of June 23, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(190)
4.428	Form of 6.250% Notes due 2024, Note 1, of an aggregate principal amount of $650,775.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(191)
4.429	Form of 6.250% Notes due 2024, Note 2, of an aggregate principal amount of $538,575.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(191)
4.430	Form of 6.250% Notes due 2024, Note 3, of an aggregate principal amount of $191,075.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(191)
4.431	Four Hundred Thirtieth Supplemental Indenture dated as of June 30, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(191)
4.432	Form of 6.250% Notes due 2024, Note 4, of an aggregate principal amount of $563,000.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.433	Form of 6.250% Notes due 2024, Note 5, of an aggregate principal amount of $323,825.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.434	Form of 6.250% Notes due 2024, Note 6, of an aggregate principal amount of $730,600.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.435	Form of 6.250% Notes due 2024, Note 7, of an aggregate principal amount of $265,125.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.436	Form of 6.250% Notes due 2024, Note 8, of an aggregate principal amount of $722,100.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(192)
4.437	Four Hundred Thirty-First Supplemental Indenture dated as of July 8, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(192)
4.438	Form of 6.250% Notes due 2024, Note 9, of an aggregate principal amount of $599,050.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)
4.439	Form of 6.250% Notes due 2024, Note 10, of an aggregate principal amount of $807,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)
4.440	Form of 6.250% Notes due 2024, Note 11, of an aggregate principal amount of $799,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)
4.441	Form of 6.250% Notes due 2024, Note 12, of an aggregate principal amount of $501,625.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(193)
4.442	Four Hundred Thirty-Second Supplemental Indenture dated as of July 14, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(193)
4.443	Form of 6.250% Notes due 2024, Note 13, of an aggregate principal amount of $592,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)

Exhibit No.
4.444	Form of 6.250% Notes due 2024, Note 14, of an aggregate principal amount of $581,250.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.445	Form of 6.250% Notes due 2024, Note 15, of an aggregate principal amount of $463,750.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.446	Form of 6.250% Notes due 2024, Note 16, of an aggregate principal amount of $836,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.447	Form of 6.250% Notes due 2024, Note 17, of an aggregate principal amount of $536,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(194)
4.448	Four Hundred Thirty-Third Supplemental Indenture dated as of July 21, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(194)
4.449	Form of 6.250% Notes due 2024, Note 18, of an aggregate principal amount of $1,746,400.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.450	Form of 6.250% Notes due 2024, Note 19, of an aggregate principal amount of $826,325.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.451	Form of 6.250% Notes due 2024, Note 20, of an aggregate principal amount of $838,525.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.452	Form of 6.250% Notes due 2024, Note 21, of an aggregate principal amount of $1,027,325.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.453	Form of 6.250% Notes due 2024, Note 22, of an aggregate principal amount of $1,329,050.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(195)
4.454	Four Hundred Thirty-Fourth Supplemental Indenture dated as of July 28, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(195)
4.455	Form of 6.250% Notes due 2024, Note 23, of an aggregate principal amount of $1,232,075.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.456	Form of 6.250% Notes due 2024, Note 24, of an aggregate principal amount of $1,273,150.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.457	Form of 6.250% Notes due 2024, Note 25, of an aggregate principal amount of $1,825,850.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.458	Form of 6.250% Notes due 2024, Note 26, of an aggregate principal amount of $902,650.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.459	Form of 6.250% Notes due 2024, Note 27, of an aggregate principal amount of $866,500.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(196)
4.460	Four Hundred Thirty-Fifth Supplemental Indenture dated as of August 4, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(196)
4.461	Form of 6.250% Notes due 2024, Note 28, of an aggregate principal amount of $1,284,800.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.462	Form of 6.250% Notes due 2024, Note 29, of an aggregate principal amount of $1,423,275.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.463	Form of 6.250% Notes due 2024, Note 30, of an aggregate principal amount of $1,424,750.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.464	Form of 6.250% Notes due 2024, Note 31, of an aggregate principal amount of $1,525,475.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.465	Form of 6.250% Notes due 2024, Note 32, of an aggregate principal amount of $1,335,200.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(197)
4.466	Four Hundred Thirty-Sixth Supplemental Indenture dated as of August 11, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(197)
4.467	Form of 6.250% Notes due 2024, Note 33, of an aggregate principal amount of $746,950.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.468	Form of 6.250% Notes due 2024, Note 34, of an aggregate principal amount of $1,254,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.469	Form of 6.250% Notes due 2024, Note 35, of an aggregate principal amount of $790,900.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.470	Form of 6.250% Notes due 2024, Note 36, of an aggregate principal amount of $1,477,725.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)
4.471	Form of 6.250% Notes due 2024, Note 37, of an aggregate principal amount of $2,147,375.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(198)

Exhibit No.
4.472	Four Hundred Thirty-Seventh Supplemental Indenture dated as of August 18, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(198)
4.473	Form of 6.250% Notes due 2024, Note 38, of an aggregate principal amount of $1,502,000.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.474	Form of 6.250% Notes due 2024, Note 39, of an aggregate principal amount of $1,098,150.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.475	Form of 6.250% Notes due 2024, Note 40, of an aggregate principal amount of $719,375.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.476	Form of 6.250% Notes due 2024, Note 41, of an aggregate principal amount of $979,025.00, pursuant to the Supplemental Indenture dated as of June 22, 2016, to the U.S. Bank Indenture(199)
4.477	Four Hundred Thirty-Eighth Supplemental Indenture dated as of August 25, 2016, to the U.S. Bank Indenture and Form of 5.500% Prospect Capital InterNote® due 2021(199)
4.478	Four Hundred Thirty-Ninth Supplemental Indenture dated as of September 15, 2016, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(201)
4.479	Four Hundred Fortieth Supplemental Indenture dated as of September 22, 2016, to the U.S. Bank Indenture and Form of 5.250% Prospect Capital InterNote® due 2021(202)
4.480	Four Hundred Forty-First Supplemental Indenture dated as of September 29, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(203)
4.481	Four Hundred Forty-Second Supplemental Indenture dated as of October 6, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(204)
4.482	Four Hundred Forty-Third Supplemental Indenture dated as of October 14, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(205)
4.483	Four Hundred Forty-Fourth Supplemental Indenture dated as of October 20, 2016, to the U.S. Bank Indenture and Form of 4.750% Prospect Capital InterNote® due 2021(206)
4.484	Four Hundred Forty-Fifth Supplemental Indenture dated as of October 27, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(207)
4.485	Four Hundred Forty-Sixth Supplemental Indenture dated as of November 3, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(208)
4.486	Four Hundred Forty-Seventh Supplemental Indenture dated as of November 25, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(209)
4.487	Four Hundred Forty-Eighth Supplemental Indenture dated as of December 1, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(210)
4.488	Four Hundred Forty-Ninth Supplemental Indenture dated as of December 8, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(211)
4.489	Four Hundred Fiftieth Supplemental Indenture dated as of December 15, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(212)
4.490	Four Hundred Fifty-First Supplemental Indenture dated as of December 22, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(213)
4.491	Four Hundred Fifty-Second Supplemental Indenture dated as of December 30, 2016, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2021(214)
4.492	Four Hundred Fifty-Third Supplemental Indenture dated as of January 6, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(215)
4.493	Four Hundred Fifty-Fourth Supplemental Indenture dated as of January 12, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(216)
4.494	Four Hundred Fifty-Fifth Supplemental Indenture dated as of January 20, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(217)
4.495	Four Hundred Fifty-Sixth Supplemental Indenture dated as of January 26, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(218)
4.496	Four Hundred Fifty-Seventh Supplemental Indenture dated as of February 2, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(219)
4.497	Four Hundred Fifty-Eighth Supplemental Indenture dated as of February 9, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(220)
4.498	Four Hundred Fifty-Ninth Supplemental Indenture dated as of February 24, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(221)
4.499	Four Hundred Sixtieth Supplemental Indenture dated as of March 2, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(222)

Exhibit No.
4.500	Four Hundred Sixty-First Supplemental Indenture dated as of March 9, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(223)
4.501	Four Hundred Sixty-Second Supplemental Indenture dated as of March 16, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(224)
4.502	Four Hundred Sixty-Third Supplemental Indenture dated as of March 23, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(225)
4.503	Four Hundred Sixty-Fourth Supplemental Indenture dated as of March 30, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(226)
4.504	Four Hundred Sixty-Fifth Supplemental Indenture dated as of April 6, 2017, to the U.S. Bank Indenture and Form of 5.000% Prospect Capital InterNote® due 2022(227)
4.505	Supplemental Indenture dated as of April 11, 2017, to the U.S. Bank Indenture, and Form of 4.950% Convertible Note due 2022(228)
4.506	Four Hundred Sixty-Sixth Supplemental Indenture dated as of April 20, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(230)
4.507	Four Hundred Sixty-Seventh Supplemental Indenture dated as of April 27, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(231)
4.508	Four Hundred Sixty-Eighth Supplemental Indenture dated as of May 4, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(232)
4.509	Four Hundred Sixty-Ninth Supplemental Indenture dated as of May 11, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(233)
4.510	Four Hundred Seventieth Supplemental Indenture dated as of May 25, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(234)
4.511	Four Hundred Seventy-First Supplemental Indenture dated as of June 2, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(235)
4.512	Four Hundred Seventy-Second Supplemental Indenture dated as of June 8, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(236)
4.513	Four Hundred Seventy-Third Supplemental Indenture dated as of June 15, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(237)
4.514	Four Hundred Seventy-Fourth Supplemental Indenture dated as of June 22, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(238)
4.515	Four Hundred Seventy-Fifth Supplemental Indenture dated as of June 29, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(239)
4.516	Four Hundred Seventy-Sixth Supplemental Indenture dated as of July 7, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2022(240)
4.517	Four Hundred Seventy-Seventh Supplemental Indenture dated as of July 7, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2024(240)
4.518	Four Hundred Seventy-Eighth Supplemental Indenture dated as of July 13, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(241)
4.519	Four Hundred Seventy-Ninth Supplemental Indenture dated as of July 13, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2024(241)
4.520	Four Hundred Eightieth Supplemental Indenture dated as of July 20, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(242)
4.521	Four Hundred Eighty-First Supplemental Indenture dated as of July 20, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2024(242)
4.522	Four Hundred Eighty-Second Supplemental Indenture dated as of July 27, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(243)
4.523	Four Hundred Eighty-Third Supplemental Indenture dated as of July 27, 2017, to the U.S. Bank Indenture, and Form of 4.750% Convertible Note due 2024(243)
4.524	Four Hundred Eighty-Fourth Supplemental Indenture dated as of August 3, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(244)
4.525	Four Hundred Eighty-Fifth Supplemental Indenture dated as of August 3, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2025(244)
4.526	Four Hundred Eighty-Sixth Supplemental Indenture dated as of August 10, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(245)
4.527	Four Hundred Eighty-Seventh Supplemental Indenture dated as of August 10, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2025(245)

Exhibit No.
4.528	Four Hundred Eighty-Eighth Supplemental Indenture dated as of August 17, 2017, to the U.S. Bank Indenture, and Form of 4.500% Convertible Note due 2022(246)
4.529	Four Hundred Eighty-Ninth Supplemental Indenture dated as of August 17, 2017, to the U.S. Bank Indenture, and Form of 5.000% Convertible Note due 2025(246)
4.530	Four Hundred Ninetieth Supplemental Indenture dated as of August 24, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2022(247)
4.531	Four Hundred Ninety-First Supplemental Indenture dated as of August 24, 2017, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(247)
4.532	Four Hundred Ninety-Second Supplemental Indenture dated as of August 31, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2022(249)
4.533	Four Hundred Ninety-Third Supplemental Indenture dated as of August 31, 2017, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(249)
4.534	Four Hundred Ninety-Fourth Supplemental Indenture dated as of September 14, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(250)
4.535	Four Hundred Ninety-Fifth Supplemental Indenture dated as of September 14, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(250)
4.536	Four Hundred Ninety-Sixth Supplemental Indenture dated as of September 21, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(251)
4.537	Four Hundred Ninety-Seventh Supplemental Indenture dated as of September 21, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(251)
4.538	Four Hundred Ninety-Eighth Supplemental Indenture dated as of September 28, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(252)
4.539	Four Hundred Ninety-Ninth Supplemental Indenture dated as of September 28, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(252)
4.540	Five Hundredth Supplemental Indenture dated as of October 5, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(253)
4.541	Five Hundred First Supplemental Indenture dated as of October 5, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(253)
4.542	Five Hundred Second Supplemental Indenture dated as of October 13, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(254)
4.543	Five Hundred Third Supplemental Indenture dated as of October 13, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(254)
4.544	Five Hundred Fourth Supplemental Indenture dated as of October 19, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(255)
4.545	Five Hundred Fifth Supplemental Indenture dated as of October 19, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(255)
4.546	Five Hundred Sixth Supplemental Indenture dated as of October 26, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(256)
4.547	Five Hundred Seventh Supplemental Indenture dated as of October 26, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(256)
4.548	Five Hundred Eighth Supplemental Indenture dated as of November 2, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(257)
4.549	Five Hundred Ninth Supplemental Indenture dated as of November 2, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(257)
4.550	Five Hundred Tenth Supplemental Indenture dated as of November 24, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(258)
4.551	Five Hundred Eleventh Supplemental Indenture dated as of November 24, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(258)
4.552	Five Hundred Twelfth Supplemental Indenture dated as of November 30, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(259)
4.553	Five Hundred Thirteenth Supplemental Indenture dated as of November 30, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(259)
4.554	Five Hundred Fourteenth Supplemental Indenture dated as of December 7, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(260)
4.555	Five Hundred Fifteenth Supplemental Indenture dated as of December 7, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(260)

Exhibit No.
4.556	Five Hundred Sixteenth Supplemental Indenture dated as of December 14, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(261)
4.557	Five Hundred Seventeenth Supplemental Indenture dated as of December 14, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(261)
4.558	Five Hundred Eighteenth Supplemental Indenture dated as of December 21, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(262)
4.559	Five Hundred Nineteenth Supplemental Indenture dated as of December 21, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(262)
4.560	Five Hundred Twentieth Supplemental Indenture dated as of December 29, 2017, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2022(263)
4.561	Five Hundred Twenty-First Supplemental Indenture dated as of December 29, 2017, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(263)
4.562	Five Hundred Twenty-Second Supplemental Indenture dated as of January 5, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(264)
4.563	Five Hundred Twenty-Third Supplemental Indenture dated as of January 5, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(264)
4.564	Five Hundred Twenty-Fourth Supplemental Indenture dated as of January 11, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(265)
4.565	Five Hundred Twenty-Fifth Supplemental Indenture dated as of January 11, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(265)
4.566	Five Hundred Twenty-Sixth Supplemental Indenture dated as of January 19, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(266)
4.567	Five Hundred Twenty-Seventh Supplemental Indenture dated as of January 19, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(266)
4.568	Five Hundred Twenty-Eighth Supplemental Indenture dated as of January 25, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(267)
4.569	Five Hundred Twenty-Ninth Supplemental Indenture dated as of January 25, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(267)
4.570	Five Hundred Thirtieth Supplemental Indenture dated as of February 1, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(268)
4.571	Five Hundred Thirty-First Supplemental Indenture dated as of February 1, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(268)
4.572	Five Hundred Thirty-Second Supplemental Indenture dated as of February 8, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(269)
4.573	Five Hundred Thirty-Third Supplemental Indenture dated as of February 8, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(269)
4.574	Five Hundred Thirty-Fourth Supplemental Indenture dated as of February 23, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(270)
4.575	Five Hundred Thirty-Fifth Supplemental Indenture dated as of February 23, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(270)
4.576	Five Hundred Thirty-Sixth Supplemental Indenture dated as of March 1, 2018, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2023(271)
4.577	Five Hundred Thirty-Seventh Supplemental Indenture dated as of March 1, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(271)
4.578	Five Hundred Thirty-Eighth Supplemental Indenture dated as of March 8, 2018, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2023(272)
4.579	Five Hundred Thirty-Ninth Supplemental Indenture dated as of March 8, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2026(272)
4.580	Five Hundred Fortieth Supplemental Indenture dated as of March 15, 2018, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2023(273)
4.581	Five Hundred Forty-First Supplemental Indenture dated as of March 15, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2026(273)
4.582	Five Hundred Forty-Second Supplemental Indenture dated as of March 22, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(274)
4.583	Five Hundred Forty-Third Supplemental Indenture dated as of March 22, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(274)

Exhibit No.
4.584	Five Hundred Forty-Fourth Supplemental Indenture dated as of March 29, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(275)
4.585	Five Hundred Forty-Fifth Supplemental Indenture dated as of March 29, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(275)
4.586	Five Hundred Forty-Sixth Supplemental Indenture dated as of April 5, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(276)
4.587	Five Hundred Forty-Seventh Supplemental Indenture dated as of April 5, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(276)
4.588	Five Hundred Forty-Eighth Supplemental Indenture dated as of April 12, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(277)
4.589	Five Hundred Forty-Ninth Supplemental Indenture dated as of April 12, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(277)
4.590	Five Hundred Fiftieth Supplemental Indenture dated as of April 19, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(278)
4.591	Five Hundred Fifty-First Supplemental Indenture dated as of April 19, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(278)
4.592	Five Hundred Fifty-Second Supplemental Indenture dated as of April 26, 2018, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2023(279)
4.593	Five Hundred Fifty-Third Supplemental Indenture dated as of April 26, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(279)
4.594	Five Hundred Fifty-Fourth Supplemental Indenture dated as of May 3, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2023(280)
4.595	Five Hundred Fifty-Fifth Supplemental Indenture dated as of May 3, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2026(280)
4.596	Five Hundred Fifty-Sixth Supplemental Indenture dated as of May 10, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2023(281)
4.597	Five Hundred Fifty-Seventh Supplemental Indenture dated as of May 10, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(281)
4.598	Form of Global Note of 4.95% Convertible Notes due 2022(282)
4.599	Five Hundred Fifty-Eighth Supplemental Indenture dated as of May 24, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2023(284)
4.600	Five Hundred Fifty-Ninth Supplemental Indenture dated as of May 24, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(284)
4.601	Five Hundred Sixtieth Supplemental Indenture dated as of June 1, 2018, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2023(285)
4.602	Five Hundred Sixty-First Supplemental Indenture dated as of June 1, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(285)
4.603	Supplemental Indenture dated as of June 7, 2018, to the U.S. Bank Indenture, and Form of 6.250% Note due 2028(286)
4.604	Form of Global Note of 5.875% Senior Notes due 2023(287)
4.605	Five Hundred Sixty-Second Supplemental Indenture dated as of June 21, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(288)
4.606	Five Hundred Sixty-Third Supplemental Indenture dated as of June 21, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(288)
4.607	Five Hundred Sixty-Fourth Supplemental Indenture dated as of June 28, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(289)
4.608	Five Hundred Sixty-Fifth Supplemental Indenture dated as of June 28, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(289)
4.609	Supplemental Indenture dated as of July 2, 2018, to the U.S. Bank Indenture, and Form of 6.250% Note due 2024(290)
4.610	Supplemental Indenture dated as of July 2, 2018, to the U.S. Bank Indenture, and Form of 6.250% Note due 2028(290)
4.611	Five Hundred Sixty-Sixth Supplemental Indenture dated as of July 6, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(291)
4.612	Five Hundred Sixty-Seventh Supplemental Indenture dated as of July 6, 2018, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(291)
4.613	Five Hundred Sixty-Eighth Supplemental Indenture dated as of July 12, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(292)

Exhibit No.
4.614	Five Hundred Sixty-Ninth Supplemental Indenture dated as of July 12, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(292)
4.615	Five Hundred Seventieth Supplemental Indenture dated as of July 12, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(292)
4.616	Five Hundred Seventy-First Supplemental Indenture dated as of July 19, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(293)
4.617	Five Hundred Seventy-Second Supplemental Indenture dated as of July 19, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(293)
4.618	Five Hundred Seventy-Third Supplemental Indenture dated as of July 19, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(293)
4.619	Five Hundred Seventy-Fourth Supplemental Indenture dated as of July 26, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(294)
4.620	Five Hundred Seventy-Fifth Supplemental Indenture dated as of July 26, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(294)
4.621	Five Hundred Seventy-Sixth Supplemental Indenture dated as of July 26, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(294)
4.622	Five Hundred Seventy-Seventh Supplemental Indenture dated as of August 2, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(295)
4.623	Five Hundred Seventy-Eighth Supplemental Indenture dated as of August 2, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(295)
4.624	Five Hundred Seventy-Ninth Supplemental Indenture dated as of August 2, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(295)
4.625	Five Hundred Eightieth Supplemental Indenture dated as of August 9, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(297)
4.626	Five Hundred Eighty-First Supplemental Indenture dated as of August 9, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(297)
4.627	Five Hundred Eighty-Second Supplemental Indenture dated as of August 9, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(297)
4.628	Five Hundred Eighty-Third Supplemental Indenture dated as of August 16, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(298)
4.629	Five Hundred Eighty-Fourth Supplemental Indenture dated as of August 16, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(298)
4.630	Five Hundred Eighty-Fifth Supplemental Indenture dated as of August 16, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(298)
4.631	Five Hundred Eighty-Sixth Supplemental Indenture dated as of August 23, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(299)
4.632	Five Hundred Eighty-Seventh Supplemental Indenture dated as of August 23, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(299)
4.633	Five Hundred Eighty-Eighth Supplemental Indenture dated as of August 23, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(299)
4.634	Five Hundred Eighty-Ninth Supplemental Indenture dated as of August 30, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(300)
4.635	Five Hundred Ninetieth Supplemental Indenture dated as of August 30, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(300)
4.636	Five Hundred Ninety-First Supplemental Indenture dated as of August 30, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(300)
4.637	Five Hundred Ninety-Second Supplemental Indenture dated as of September 13, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(301)
4.638	Five Hundred Ninety-Third Supplemental Indenture dated as of September 13, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(301)
4.639	Five Hundred Ninety-Fourth Supplemental Indenture dated as of September 13, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(301)
4.640	Five Hundred Ninety-Fifth Supplemental Indenture dated as of September 20, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(302)
4.641	Five Hundred Ninety-Sixth Supplemental Indenture dated as of September 20, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(302)

Exhibit No.
4.642	Five Hundred Ninety-Seventh Supplemental Indenture dated as of September 20, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(302)
4.643	Five Hundred Ninety-Eighth Supplemental Indenture dated as of September 27, 2018, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2023(303)
4.644	Five Hundred Ninety-Ninth Supplemental Indenture dated as of September 27, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(303)
4.645	Six Hundredth Supplemental Indenture dated as of September 27, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(303)
4.646	Supplemental Indenture dated as of October 1, 2018, to the U.S. Bank Indenture(304)
4.647	Form of 6.375% Senior Note due 2024(304)
4.648	Six Hundred First Supplemental Indenture dated as of October 4, 2018, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2023(305)
4.649	Six Hundred Second Supplemental Indenture dated as of October 4, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2025(305)
4.650	Six Hundred Third Supplemental Indenture dated as of October 4, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2028(305)
4.651	Six Hundred Fourth Supplemental Indenture dated as of October 12, 2018, to the U.S. Bank Indenture, and Form of 5.625% Prospect Capital InterNote® due 2023(306)
4.652	Six Hundred Fifth Supplemental Indenture dated as of October 12, 2018, to the U.S. Bank Indenture, and Form of 5.875% Prospect Capital InterNote® due 2025(306)
4.653	Six Hundred Sixth Supplemental Indenture dated as of October 12, 2018, to the U.S. Bank Indenture, and Form of 6.125% Prospect Capital InterNote® due 2028(306)
4.654	Six Hundred Seventh Supplemental Indenture dated as of October 18, 2018, to the U.S. Bank Indenture, and Form of 5.625% Prospect Capital InterNote® due 2023(307)
4.655	Six Hundred Eighth Supplemental Indenture dated as of October 18, 2018, to the U.S. Bank Indenture, and Form of 5.875% Prospect Capital InterNote® due 2025(307)
4.656	Six Hundred Ninth Supplemental Indenture dated as of October 18, 2018, to the U.S. Bank Indenture, and Form of 6.125% Prospect Capital InterNote® due 2028(307)
4.657	Six Hundred Tenth Supplemental Indenture dated as of October 25, 2018, to the U.S. Bank Indenture, and Form of 5.625% Prospect Capital InterNote® due 2023(308)
4.658	Six Hundred Eleventh Supplemental Indenture dated as of October 25, 2018, to the U.S. Bank Indenture, and Form of 5.875% Prospect Capital InterNote® due 2025(308)
4.659	Six Hundred Twelfth Supplemental Indenture dated as of October 25, 2018, to the U.S. Bank Indenture, and Form of 6.125% Prospect Capital InterNote® due 2028(308)
4.660	Six Hundred Thirteenth Supplemental Indenture dated as of November 1, 2018, to the U.S. Bank Indenture, and Form of 5.625% Prospect Capital InterNote® due 2023(309)
4.661	Six Hundred Fourteenth Supplemental Indenture dated as of November 1, 2018, to the U.S. Bank Indenture, and Form of 5.875% Prospect Capital InterNote® due 2025(309)
4.662	Six Hundred Fifteenth Supplemental Indenture dated as of November 1, 2018, to the U.S. Bank Indenture, and Form of 6.125% Prospect Capital InterNote® due 2028(309)
4.663	Six Hundred Sixteenth Supplemental Indenture dated as of November 8, 2018, to the U.S. Bank Indenture, and Form of 5.625% Prospect Capital InterNote® due 2023(310)
4.664	Six Hundred Seventeenth Supplemental Indenture dated as of November 8, 2018, to the U.S. Bank Indenture, and Form of 5.875% Prospect Capital InterNote® due 2025(310)
4.665	Six Hundred Eighteenth Supplemental Indenture dated as of November 8, 2018, to the U.S. Bank Indenture, and Form of 6.125% Prospect Capital InterNote® due 2028(310)
4.666	Six Hundred Nineteenth Supplemental Indenture dated as of November 23, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2023(311)
4.667	Six Hundred Twentieth Supplemental Indenture dated as of November 23, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2025(311)
4.668	Six Hundred Twenty-First Supplemental Indenture dated as of November 23, 2018, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(311)
4.669	Six Hundred Twenty-Second Supplemental Indenture dated as of November 29, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2023(312)
4.670	Six Hundred Twenty-Third Supplemental Indenture dated as of November 29, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2025(312)

Exhibit No.
4.671	Six Hundred Twenty-Fourth Supplemental Indenture dated as of November 29, 2018, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2028(312)
4.672	Supplemental Indenture dated as of December 5, 2018, to the U.S. Bank Indenture, and Form of 6.875% Senior Note due 2029(313)
4.673	Six Hundred Twenty-Fifth Supplemental Indenture dated as of December 13, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2023(314)
4.674	Six Hundred Twenty-Sixth Supplemental Indenture dated as of December 13, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2025(314)
4.675	Six Hundred Twenty-Seventh Supplemental Indenture dated as of December 20, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2023(315)
4.676	Six Hundred Twenty-Eighth Supplemental Indenture dated as of December 20, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2025(315)
4.677	Six Hundred Twenty-Ninth Supplemental Indenture dated as of December 28, 2018, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2023(316)
4.678	Six Hundred Thirtieth Supplemental Indenture dated as of December 28, 2018, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2025(316)
4.679	Six Hundred Thirty-First Supplemental Indenture dated as of January 4, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(317)
4.680	Six Hundred Thirty-Second Supplemental Indenture dated as of January 4, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(317)
4.681	Six Hundred Thirty-Third Supplemental Indenture dated as of January 10, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(318)
4.682	Six Hundred Thirty-Fourth Supplemental Indenture dated as of January 10, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(318)
4.683	Six Hundred Thirty-Fifth Supplemental Indenture dated as of January 17, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(319)
4.684	Six Hundred Thirty-Sixth Supplemental Indenture dated as of January 17, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(319)
4.685	Six Hundred Thirty-Seventh Supplemental Indenture dated as of January 25, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(320)
4.686	Six Hundred Thirty-Eighth Supplemental Indenture dated as of January 25, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(320)
4.687	Six Hundred Thirty-Ninth Supplemental Indenture dated as of January 25, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(320)
4.688	Six Hundred Fortieth Supplemental Indenture dated as of January 31, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(321)
4.689	Six Hundred Forty-First Supplemental Indenture dated as of January 31, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(321)
4.690	Six Hundred Forty-Second Supplemental Indenture dated as of January 31, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(321)
4.691	Six Hundred Forty-Third Supplemental Indenture dated as of February 7, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(322)
4.692	Six Hundred Forty-Fourth Supplemental Indenture dated as of February 7, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(322)
4.693	Six Hundred Forty-Fifth Supplemental Indenture dated as of February 7, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(322)
4.694	Supplemental Indenture dated as of February 7, 2019, to the U.S. Bank Indenture and Form of 6.875% Note due 2029(323)
4.695	Six Hundred Forty-Sixth Supplemental Indenture dated as of February 22, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(324)
4.696	Six Hundred Forty-Seventh Supplemental Indenture dated as of February 22, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(324)
4.697	Six Hundred Forty-Eighth Supplemental Indenture dated as of February 22, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(324)
4.698	Six Hundred Forty-Ninth Supplemental Indenture dated as of February 28, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(325)
4.699	Six Hundred Fiftieth Supplemental Indenture dated as of February 28, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(325)

Exhibit No.
4.700	Six Hundred Fifty-First Supplemental Indenture dated as of February 28, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(325)
4.701	Supplemental Indenture dated as of March 1, 2019, to the U.S. Bank Indenture, and Form of 6.375% Convertible Note due 2025(326)
4.702	Six Hundred Fifty-Second Supplemental Indenture dated as of March 7, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(327)
4.703	Six Hundred Fifty-Third Supplemental Indenture dated as of March 7, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(327)
4.704	Six Hundred Fifty-Fourth Supplemental Indenture dated as of March 7, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(327)
4.705	Six Hundred Fifty-Fifth Supplemental Indenture dated as of March 14, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(328)
4.706	Six Hundred Fifty-Sixth Supplemental Indenture dated as of March 14, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(328)
4.707	Six Hundred Fifty-Seventh Supplemental Indenture dated as of March 14, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(328)
4.708	Six Hundred Fifty-Eighth Supplemental Indenture dated as of March 21, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(329)
4.709	Six Hundred Fifty-Ninth Supplemental Indenture dated as of March 21, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(329)
4.710	Six Hundred Sixtieth Supplemental Indenture dated as of March 21, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(329)
4.711	Six Hundred Sixty-First Supplemental Indenture dated as of March 28, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(330)
4.712	Six Hundred Sixty-Second Supplemental Indenture dated as of March 28, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(330)
4.713	Six Hundred Sixty-Third Supplemental Indenture dated as of March 28, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(330)
4.714	Six Hundred Sixty-Fourth Supplemental Indenture dated as of April 4, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(331)
4.715	Six Hundred Sixty-Fifth Supplemental Indenture dated as of April 4, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(331)
4.716	Six Hundred Sixty-Sixth Supplemental Indenture dated as of April 4, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(331)
4.717	Six Hundred Sixty-Seventh Supplemental Indenture dated as of April 11, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(332)
4.718	Six Hundred Sixty-Eighth Supplemental Indenture dated as of April 11, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(332)
4.719	Six Hundred Sixty-Ninth Supplemental Indenture dated as of April 11, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(332)
4.720	Six Hundred Seventieth Supplemental Indenture dated as of April 18, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2024(333)
4.721	Six Hundred Seventy-First Supplemental Indenture dated as of April 18, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2026(333)
4.722	Six Hundred Seventy-Second Supplemental Indenture dated as of April 18, 2019, to the U.S. Bank Indenture, and Form of 6.250% Prospect Capital InterNote® due 2029(333)
4.723	Six Hundred Seventy-Third Supplemental Indenture dated as of April 25, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2024(334)
4.724	Six Hundred Seventy-Fourth Supplemental Indenture dated as of April 25, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(334)
4.725	Six Hundred Seventy-Fifth Supplemental Indenture dated as of April 25, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(334)
4.726	Six Hundred Seventy-Sixth Supplemental Indenture dated as of May 2, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2024(335)
4.727	Six Hundred Seventy-Seventh Supplemental Indenture dated as of May 2, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2026(335)

Exhibit No.
4.728	Six Hundred Seventy-Eighth Supplemental Indenture dated as of May 2, 2019, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2029(335)
4.729	Six Hundred Seventy-Ninth Supplemental Indenture dated as of May 9, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2024(336)
4.730	Six Hundred Eightieth Supplemental Indenture dated as of May 9, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(336)
4.731	Six Hundred Eighty-First Supplemental Indenture dated as of May 9, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(336)
4.732	Six Hundred Eighty-Second Supplemental Indenture dated as of May 23, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2024(338)
4.733	Six Hundred Eighty-Third Supplemental Indenture dated as of May 23, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(338)
4.734	Six Hundred Eighty-Fourth Supplemental Indenture dated as of May 23, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(338)
4.735	Six Hundred Eighty-Fifth Supplemental Indenture dated as of May 31, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2024(339)
4.736	Six Hundred Eighty-Sixth Supplemental Indenture dated as of May 31, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2026(339)
4.737	Six Hundred Eighty-Seventh Supplemental Indenture dated as of May 31, 2019, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2029(339)
4.738	Six Hundred Eighty-Eighth Supplemental Indenture dated as of June 6, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2024(340)
4.739	Six Hundred Eighty-Ninth Supplemental Indenture dated as of June 6, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2026(340)
4.740	Six Hundred Ninetieth Supplemental Indenture dated as of June 6, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2029(340)
4.741	Six Hundred Ninety-First Supplemental Indenture dated as of June 13, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2024(341)
4.742	Six Hundred Ninety-Second Supplemental Indenture dated as of June 13, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2026(341)
4.743	Six Hundred Ninety-Third Supplemental Indenture dated as of June 13, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2029(341)
4.744	Six Hundred Ninety-Fourth Supplemental Indenture dated as of June 20, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2024(342)
4.745	Six Hundred Ninety-Fifth Supplemental Indenture dated as of June 20, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2026(342)
4.746	Six Hundred Ninety-Sixth Supplemental Indenture dated as of June 20, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2029(342)
4.747	Six Hundred Ninety-Seventh Supplemental Indenture dated as of June 27, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2024(343)
4.748	Six Hundred Ninety-Eighth Supplemental Indenture dated as of June 27, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2026(343)
4.749	Six Hundred Ninety-Ninth Supplemental Indenture dated as of June 27, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2029(343)
4.750	Seven Hundredth Supplemental Indenture dated as of July 5, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2024(344)
4.751	Seven Hundred First Supplemental Indenture dated as of July 5, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2026(344)
4.752	Seven Hundred Second Supplemental Indenture dated as of July 5, 2019, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2029(344)
4.753	Seven Hundred Third Supplemental Indenture dated as of July 5, 2019, to the U.S. Bank Indenture, and Form of 5.000% to 7.500% Prospect Capital InterNote® due 2029(344)
4.754	Seven Hundred Fourth Supplemental Indenture dated as of July 11, 2019, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2024(345)
4.755	Seven Hundred Fifth Supplemental Indenture dated as of July 11, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(345)

Exhibit No.
4.756	Seven Hundred Sixth Supplemental Indenture dated as of July 11, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2029(345)
4.757	Seven Hundred Seventh Supplemental Indenture dated as of July 11, 2019, to the U.S. Bank Indenture, and Form of 4.750% to 7.250% Prospect Capital InterNote® due 2029(345)
4.758	Seven Hundred Eighth Supplemental Indenture dated as of July 18, 2019, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2024(346)
4.759	Seven Hundred Ninth Supplemental Indenture dated as of July 18, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2026(346)
4.760	Seven Hundred Tenth Supplemental Indenture dated as of July 18, 2019, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2029(346)
4.761	Seven Hundred Eleventh Supplemental Indenture dated as of July 18, 2019, to the U.S. Bank Indenture, and Form of 4.750% to 7.250% Prospect Capital InterNote® due 2029(346)
4.762	Seven Hundred Twelfth Supplemental Indenture dated as of July 25, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2024(347)
4.763	Seven Hundred Thirteenth Supplemental Indenture dated as of July 25, 2019, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2026(347)
4.764	Seven Hundred Fourteenth Supplemental Indenture dated as of July 25, 2019, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2029(347)
4.765	Seven Hundred Fifteenth Supplemental Indenture dated as of July 25, 2019, to the U.S. Bank Indenture, and Form of 4.500% to 7.000% Prospect Capital InterNote® due 2029(347)
4.766	Seven Hundred Sixteenth Supplemental Indenture dated as of August 1, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2024(348)
4.767	Seven Hundred Seventeenth Supplemental Indenture dated as of August 1, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(348)
4.768	Seven Hundred Eighteenth Supplemental Indenture dated as of August 1, 2019, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2029(348)
4.769	Seven Hundred Nineteenth Supplemental Indenture dated as of August 1, 2019, to the U.S. Bank Indenture, and Form of 4.250% to 6.750% Prospect Capital InterNote® due 2029(348)
4.770	Seven Hundred Twentieth Supplemental Indenture dated as of August 8, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2024(349)
4.771	Seven Hundred Twenty-First Supplemental Indenture dated as of August 8, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2026(349)
4.772	Seven Hundred Twenty-Second Supplemental Indenture dated as of August 8, 2019, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2029(349)
4.773	Seven Hundred Twenty-Third Supplemental Indenture dated as of August 8, 2019, to the U.S. Bank Indenture, and Form of 4.250% to 6.750% Prospect Capital InterNote® due 2029(349)
4.774	Seven Hundred Twenty-Fourth Supplemental Indenture dated as of August 15, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2024(350)
4.775	Seven Hundred Twenty-Fifth Supplemental Indenture dated as of August 15, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2026(350)
4.776	Seven Hundred Twenty-Sixth Supplemental Indenture dated as of August 15, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2029(350)
4.777	Seven Hundred Twenty-Seventh Supplemental Indenture dated as of August 15, 2019, to the U.S. Bank Indenture, and Form of 4.000% to 6.500% Prospect Capital InterNote® due 2029(350)
4.778	Seven Hundred Twenty-Eighth Supplemental Indenture dated as of August 22, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(351)
4.779	Seven Hundred Twenty-Ninth Supplemental Indenture dated as of August 22, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(351)
4.780	Seven Hundred Thirtieth Supplemental Indenture dated as of August 22, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(351)
4.781	Seven Hundred Thirty-First Supplemental Indenture dated as of August 22, 2019, to the U.S. Bank Indenture, and Form of 3.750% to 6.250% Prospect Capital InterNote® due 2029(351)
4.782	Seven Hundred Thirty-Second Supplemental Indenture dated as of September 26, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(356)
4.783	Seven Hundred Thirty-Third Supplemental Indenture dated as of September 26, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(356)

Exhibit No.
4.784	Seven Hundred Thirty-Fourth Supplemental Indenture dated as of September 26, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(356)
4.785	Seven Hundred Thirty-Fifth Supplemental Indenture dated as of September 26, 2019, to the U.S. Bank Indenture, and Form of 3.750% to 6.250% Prospect Capital InterNote® due 2029(356)
4.786	Seven Hundred Thirty-Sixth Supplemental Indenture dated as of October 3, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(357)
4.787	Seven Hundred Thirty-Seventh Supplemental Indenture dated as of October 3, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(357)
4.788	Seven Hundred Thirty-Eighth Supplemental Indenture dated as of October 3, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(357)
4.789	Seven Hundred Thirty-Ninth Supplemental Indenture dated as of October 3, 2019, to the U.S. Bank Indenture, and Form of 3.750% to 6.250% Prospect Capital InterNote® due 2029(357)
4.790	Seven Hundred Fortieth Supplemental Indenture dated as of October 10, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(358)
4.791	Seven Hundred Forty-First Supplemental Indenture dated as of October 10, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(358)
4.792	Seven Hundred Forty-Second Supplemental Indenture dated as of October 10, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(358)
4.793	Seven Hundred Forty-Third Supplemental Indenture dated as of October 10, 2019, to the U.S. Bank Indenture, and Form of 3.750% to 6.250% Prospect Capital InterNote® due 2029(358)
4.794	Seven Hundred Forty-Fourth Supplemental Indenture dated as of October 18, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(359)
4.795	Seven Hundred Forty-Fifth Supplemental Indenture dated as of October 18, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(359)
4.796	Seven Hundred Forty-Sixth Supplemental Indenture dated as of October 18, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(359)
4.797	Seven Hundred Forty-Seventh Supplemental Indenture dated as of October 24, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(360)
4.798	Seven Hundred Forty-Eighth Supplemental Indenture dated as of October 24, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(360)
4.799	Seven Hundred Forty-Ninth Supplemental Indenture dated as of October 24, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(360)
4.800	Seven Hundred Fiftieth Supplemental Indenture dated as of October 31, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(361)
4.801	Seven Hundred Fifty-First Supplemental Indenture dated as of October 31, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(361)
4.802	Seven Hundred Fifty-Second Supplemental Indenture dated as of October 31, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(361)
4.803	Seven Hundred Fifty-Third Supplemental Indenture dated as of November 7, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2024(362)
4.804	Seven Hundred Fifty-Fourth Supplemental Indenture dated as of November 7, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2026(362)
4.805	Seven Hundred Fifty-Fifth Supplemental Indenture dated as of November 7, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2029(362)
4.806	Seven Hundred Fifty-Sixth Supplemental Indenture dated as of November 21, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2024(363)
4.807	Seven Hundred Fifty-Seventh Supplemental Indenture dated as of November 21, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2026(363)
4.808	Seven Hundred Fifty-Eighth Supplemental Indenture dated as of November 21, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2029(363)
4.809	Seven Hundred Fifty-Ninth Supplemental Indenture dated as of November 29, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2024(364)
4.810	Seven Hundred Sixtieth Supplemental Indenture dated as of November 29, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2026(364)
4.811	Seven Hundred Sixty-First Supplemental Indenture dated as of November 29, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2029(364)

Exhibit No.
4.812	Seven Hundred Sixty-Second Supplemental Indenture dated as of December 5, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2024(365)
4.813	Seven Hundred Sixty-Third Supplemental Indenture dated as of December 5, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2026(365)
4.814	Seven Hundred Sixty-Fourth Supplemental Indenture dated as of December 5, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2029(365)
4.815	Seven Hundred Sixty-Fifth Supplemental Indenture dated as of December 12, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2024(366)
4.816	Seven Hundred Sixty-Sixth Supplemental Indenture dated as of December 12, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2026(366)
4.817	Seven Hundred Sixty-Seventh Supplemental Indenture dated as of December 12, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2029(366)
4.818	Seven Hundred Sixty-Eighth Supplemental Indenture dated as of December 19, 2019, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2024(367)
4.819	Seven Hundred Sixty-Ninth Supplemental Indenture dated as of December 19, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(367)
4.820	Seven Hundred Seventieth Supplemental Indenture dated as of December 19, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2029(367)
4.821	Seven Hundred Seventy-First Supplemental Indenture dated as of December 27, 2019, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2024(368)
4.822	Seven Hundred Seventy-Second Supplemental Indenture dated as of December 27, 2019, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2026(386)
4.823	Seven Hundred Seventy-Third Supplemental Indenture dated as of December 27, 2019, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2029(368)
4.824	Seven Hundred Seventy-Fourth Supplemental Indenture dated as of January 3, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(369)
4.825	Seven Hundred Seventy-Fifth Supplemental Indenture dated as of January 3, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(369)
4.826	Seven Hundred Seventy-Sixth Supplemental Indenture dated as of January 3, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(369)
4.827	Seven Hundred Seventy-Seventh Supplemental Indenture dated as of January 9, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(370)
4.828	Seven Hundred Seventy-Eighth Supplemental Indenture dated as of January 9, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(370)
4.829	Seven Hundred Seventy-Ninth Supplemental Indenture dated as of January 9, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(370)
4.830	Seven Hundred Eightieth Supplemental Indenture dated as of January 16, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(371)
4.831	Seven Hundred Eighty-First Supplemental Indenture dated as of January 16, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(371)
4.832	Seven Hundred Eighty-Second Supplemental Indenture dated as of January 16, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(371)
4.833	Seven Hundred Eighty-Third Supplemental Indenture dated as of January 24, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(372)
4.834	Seven Hundred Eighty-Fourth Supplemental Indenture dated as of January 24, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(372)
4.835	Seven Hundred Eighty-Fifth Supplemental Indenture dated as of January 24, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(372)
4.836	Seven Hundred Eighty-Sixth Supplemental Indenture dated as of January 30, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(373)
4.837	Seven Hundred Eighty-Seventh Supplemental Indenture dated as of January 30, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(373)
4.838	Seven Hundred Eighty-Eighth Supplemental Indenture dated as of January 30, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(373)
4.839	Seven Hundred Eighty-Ninth Supplemental Indenture dated as of February 6, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(374)

Exhibit No.
4.840	Seven Hundred Ninetieth Supplemental Indenture dated as of February 6, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(374)
4.841	Seven Hundred Ninety-First Supplemental Indenture dated as of February 6, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(374)
4.842	Seven Hundred Ninety-Second Supplemental Indenture dated as of February 12, 2020, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2025(375)
4.843	Seven Hundred Ninety-Third Supplemental Indenture dated as of February 12, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2027(375)
4.844	Seven Hundred Ninety-Fourth Supplemental Indenture dated as of February 12, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2030(375)
4.845	Seven Hundred Ninety-Fifth Supplemental Indenture dated as of February 27, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(377)
4.846	Seven Hundred Ninety-Sixth Supplemental Indenture dated as of February 27, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(377)
4.847	Seven Hundred Ninety-Seventh Supplemental Indenture dated as of February 27, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(377)
4.848	Seven Hundred Ninety-Eighth Supplemental Indenture dated as of March 5, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(378)
4.849	Seven Hundred Ninety-Ninth Supplemental Indenture dated as of March 5, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(378)
4.850	Eight Hundredth Supplemental Indenture dated as of March 5, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(378)
4.851	Eight Hundred First Supplemental Indenture dated as of March 12, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(379)
4.852	Eight Hundred Second Supplemental Indenture dated as of March 12, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(379)
4.853	Eight Hundred Third Supplemental Indenture dated as of March 12, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(379)
4.854	Eight Hundred Fourth Supplemental Indenture dated as of March 19, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(380)
4.855	Eight Hundred Fifth Supplemental Indenture dated as of March 19, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(380)
4.856	Eight Hundred Sixth Supplemental Indenture dated as of March 19, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(380)
4.857	Eight Hundred Seventh Supplemental Indenture dated as of March 26, 2020, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2025(381)
4.858	Eight Hundred Eighth Supplemental Indenture dated as of March 26, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2027(381)
4.859	Eight Hundred Ninth Supplemental Indenture dated as of March 26, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2030(381)
4.860	Eight Hundred Tenth Supplemental Indenture dated as of April 23, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(383)
4.861	Eight Hundred Eleventh Supplemental Indenture dated as of April 23, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2027(383)
4.862	Eight Hundred Twelfth Supplemental Indenture dated as of April 23, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2030(383)
4.863	Eight Hundred Thirteenth Supplemental Indenture dated as of April 30, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(384)
4.864	Eight Hundred Fourteenth Supplemental Indenture dated as of April 30, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2027(384)
4.865	Eight Hundred Fifteenth Supplemental Indenture dated as of April 30, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2030(384)
4.866	Eight Hundred Sixteenth Supplemental Indenture dated as of May 7, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(385)
4.867	Eight Hundred Seventeenth Supplemental Indenture dated as of May 7, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2027(385)

Exhibit No.
4.868	Eight Hundred Eighteenth Supplemental Indenture dated as of May 7, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2030(385)
4.869	Eight Hundred Nineteenth Supplemental Indenture dated as of May 14, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(386)
4.870	Eight Hundred Twentieth Supplemental Indenture dated as of May 14, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2027(386)
4.871	Eight Hundred Twenty-First Supplemental Indenture dated as of May 14, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2030(386)
4.872	Eight Hundred Twenty-Second Supplemental Indenture dated as of May 29, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(387)
4.873	Eight Hundred Twenty-Third Supplemental Indenture dated as of May 29, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(387)
4.874	Eight Hundred Twenty-Fourth Supplemental Indenture dated as of May 29, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(387)
4.875	Eight Hundred Twenty-Fifth Supplemental Indenture dated as of June 4, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(388)
4.876	Eight Hundred Twenty-Sixth Supplemental Indenture dated as of June 4, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(388)
4.877	Eight Hundred Twenty-Seventh Supplemental Indenture dated as of June 4, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(388)
4.878	Eight Hundred Twenty-Eighth Supplemental Indenture dated as of June 11, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(389)
4.879	Eight Hundred Twenty-Ninth Supplemental Indenture dated as of June 11, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(389)
4.880	Eight Hundred Thirtieth Supplemental Indenture dated as of June 11, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(389)
4.881	Eight Hundred Thirty-First Supplemental Indenture dated as of June 18, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(390)
4.882	Eight Hundred Thirty-Second Supplemental Indenture dated as of June 18, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(390)
4.883	Eight Hundred Thirty-Third Supplemental Indenture dated as of June 18, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(390)
4.884	Eight Hundred Thirty-Fourth Supplemental Indenture dated as of June 25, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(391)
4.885	Eight Hundred Thirty-Fifth Supplemental Indenture dated as of June 25, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(391)
4.886	Eight Hundred Thirty-Sixth Supplemental Indenture dated as of June 25, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(391)
4.887	Eight Hundred Thirty-Seventh Supplemental Indenture dated as of July 2, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(392)
4.888	Eight Hundred Thirty-Eighth Supplemental Indenture dated as of July 2, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(392)
4.889	Eight Hundred Thirty-Ninth Supplemental Indenture dated as of July 2, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(392)
4.890	Eight Hundred Fortieth Supplemental Indenture dated as of July 9, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(393)
4.891	Eight Hundred Forty-First Supplemental Indenture dated as of July 9, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(393)
4.892	Eight Hundred Forty-Second Supplemental Indenture dated as of July 9, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(393)
4.893	Eight Hundred Forty-Third Supplemental Indenture dated as of July 16, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(394)
4.894	Eight Hundred Forty-Fourth Supplemental Indenture dated as of July 16, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(394)
4.895	Eight Hundred Forty-Fifth Supplemental Indenture dated as of July 16, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(394)

Exhibit No.
4.896	Eight Hundred Forty-Sixth Supplemental Indenture dated as of July 23, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(395)
4.897	Eight Hundred Forty-Seventh Supplemental Indenture dated as of July 23, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(395)
4.898	Eight Hundred Forty-Eighth Supplemental Indenture dated as of July 23, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(395)
4.899	Eight Hundred Forty-Ninth Supplemental Indenture dated as of July 30, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(396)
4.900	Eight Hundred Fiftieth Supplemental Indenture dated as of July 30, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(396)
4.901	Eight Hundred Fifty-First Supplemental Indenture dated as of July 30, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(396)
4.902	Eight Hundred Fifty-Second Supplemental Indenture dated as of August 6, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(397)
4.903	Eight Hundred Fifty-Third Supplemental Indenture dated as of August 6, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(397)
4.904	Eight Hundred Fifty-Fourth Supplemental Indenture dated as of August 6, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(397)
4.905	Eight Hundred Fifty-Fifth Supplemental Indenture dated as of August 13, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(398)
4.906	Eight Hundred Fifty-Sixth Supplemental Indenture dated as of August 13, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(398)
4.907	Eight Hundred Fifty-Seventh Supplemental Indenture dated as of August 13, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(398)
4.908	Eight Hundred Fifty-Eighth Supplemental Indenture dated as of August 20, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(399)
4.909	Eight Hundred Fifty-Ninth Supplemental Indenture dated as of August 20, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2027(399)
4.910	Eight Hundred Sixtieth Supplemental Indenture dated as of August 20, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2030(399)
4.911	Articles of Amendment(402)
4.912	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation(402)
4.913	Form of Subscription Agreement(402)
4.914	Description of Securities*
10.1	Investment Advisory Agreement between Registrant and Prospect Capital Management L.P.(2)
10.2	Administration Agreement between Registrant and Prospect Administration LLC(2)
10.3	Trademark License Agreement between the Registrant and Prospect Capital Investment Management, LLC(2)
10.4	Transfer Agency and Registrar Services Agreement(4)
10.5
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

10.6
Sixth Amended and Restated Selling Agent Agreement, dated November 10, 2016, by and among, the Registrant, Prospect Capital Management L.P., Prospect Administration LLC, Incapital LLC and the Agents named therein and added from time to time(209)

10.7	Amended and Restated Custody Agreement, dated as of September 23, 2014, by and between the Registrant and U.S. Bank National Association(106)
10.8	Custody Agreement, dated as of April 24, 2013, by and between the Registrant and Israeli Discount Bank of New York Ltd.(5)
10.9	Custody Agreement, dated as of October 28, 2013, by and between the Registrant and Fifth Third Bank(82)
10.10	Custody Agreement, dated as of May 9, 2014, by and between the Registrant and Customers Bank(104)
10.11	Custody Agreement, dated as of May 9, 2014, by and between the Registrant and Peapack-Gladstone Bank(105)
10.12	Custody Agreement, dated as of October 10, 2014, by and between Prospect Yield Corporation, LLC and U.S. Bank National Association(106)

Exhibit No.
10.13	Third Amended and Restated Custody Agreement, dated as of November 6, 2015, by and between Prospect Small Business Lending, LLC and Deutsche Bank Trust Company Americas(248)
10.14	Debt Distribution Agreement, dated June 22, 2016(190)
10.15	Form of Debt Distribution Agreement(200)
10.16	Underwriting Agreement, dated April 6, 2017, by and among Prospect Capital Corporation, Prospect Capital Management L.P., Prospect Administration LLC and Goldman, Sachs & Co.(229)
10.17	Underwriting Agreement, dated May 15, 2018, by and among Prospect Capital Corporation, Prospect Capital Management L.P., Prospect Administration LLC and Goldman Sachs & Co. LLC(283)
10.18
Selling Agent Agreement, dated May 10, 2019, by and among, the Registrant, Prospect Capital Management L.P., Prospect Administration LLC, Incapital LLC and the Agents named therein and added from time to time(337)

10.19	Underwriting Agreement, dated November 28, 2018(313)
10.20	Debt Distribution Agreement, dated February 7, 2019(323)
10.21	Debt Distribution Agreement, dated February 7, 2019(323)
10.22	Debt Distribution Agreement, dated February 7, 2019(323)
10.23	Underwriting Agreement, dated February 27, 2019(326)
10.24	Dividend Reinvestment and Direct Stock Purchase Plan(382)
10.25
Selling Agent Agreement, dated February 13, 2020, by and among, the Registrant, Prospect Capital Management L.P., Prospect Administration LLC, Incapital LLC and the Agents named therein and added from time to time(376)

10.26	First Amendment to the Sixth Amended and Restated Loan and Servicing Agreement(400)
10.27	Equity Distribution Agreement, dated June 12, 2020(401)
10.28	Equity Distribution Agreement, dated June 12, 2020(401)
10.29	Equity Distribution Agreement, dated June 12, 2020(401)
10.30	Dealer Manager Agreement, dated as of August 3, 2020, by and between Prospect Capital Corporation and Preferred Capital Securities, LLC(402)
10.31	Escrow Agreement, by and between Preferred Capital Securities, LLC, Prospect Capital Corporation and UMB Bank, National Association(402)
10.32	Preferred Stock Dividend Reinvestment Plan(402)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
14	Code of Ethics(353)
21	Subsidiaries of the Registrant (included in the notes to the consolidated financial statements contained in this annual report)
22.1	Proxy Statement(354)
22.2	Published report regarding matters submitted to vote of security holders(355)
23.1	Consent of BDO USA, LLP, Certified Public Accountants of Prospect Capital Corporation*
23.2	Consent of CohnReznick LLP, Certified Public Accountants of National Property REIT Corp.*
23.3	Consent of BDO USA, LLP, Certified Public Accountants of National Property REIT Corp.*
23.4	Consent of RSM US LLP, Certified Public Accountants of First Tower Finance Company LLC*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
99.1	Audited Combined Consolidated Financial Statements of National Property REIT Corp. for the years ended December 31, 2019 and 2018*
99.2	Audited Combined Consolidated Financial Statements of National Property REIT Corp. for the years ended December 31, 2018 and 2017*
99.3	Audited Consolidated Financial Statements of First Tower Finance Company LLC as of December 31, 2019 and December 31, 2018 and for each of the three years in the period ended December 31, 2019*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.

(2)	Incorporated by reference from the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 6, 2004.
(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(4)	Incorporated by reference from the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 23, 2004.
(5)	Incorporated by reference to Exhibit 10.258 of the Registrant’s Form 10-K filed on August 21, 2013.
(6)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on February 18, 2011.
(7)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on December 21, 2010.
(8)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on February 18, 2011.
(9)	Incorporated by reference from the Registrant’s Registration Statement on Form N-2, filed on September 1, 2011.
(10)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on March 1, 2012.
(11)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on March 8, 2012.
(12)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 14, 2012.
(13)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on September 2, 2014.
(14)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on April 5, 2012.
(15)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on April 12, 2012.
(16)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on April 16, 2012.
(17)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on April 16, 2012.
(18)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on April 26, 2012.
(19)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on August 14, 2012.
(20)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on August 14, 2012.
(21)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on September 27, 2012.
(22)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on October 4, 2012.
(23)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 23, 2012.
(24)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 29, 2012.
(25)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 6, 2012.
(26)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 13, 2012.
(27)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 20, 2012.
(28)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on December 21, 2012.
(29)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on December 28, 2012.
(30)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 4, 2013.
(31)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 10, 2013.
(32)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on January 17, 2013.
(33)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on January 25, 2013.
(34)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on January 31, 2013.
(35)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on February 7, 2013.

(36)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on February 22, 2013.
(37)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on February 28, 2013.
(38)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 7, 2013.
(39)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on March 14, 2013.
(40)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on March 15, 2013.
(41)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K, filed on March 15, 2013.
(42)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on March 21, 2013.
(43)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on March 28, 2013.
(44)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on April 4, 2013.
(45)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on April 11, 2013.
(46)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on April 18, 2013.
(47)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on April 25, 2013.
(48)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on May 2, 2013.
(49)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on May 9, 2013.
(50)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on May 23, 2013.
(51)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on May 31, 2013.
(52)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on June 6, 2013.
(53)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on June 13, 2013.
(54)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on June 20, 2013.
(55)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on June 27, 2013.
(56)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on July 5, 2013.
(57)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on July 11, 2013.
(58)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on July 18, 2013.
(59)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on July 25, 2013.
(60)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 1, 2013.
(61)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on August 8, 2013.
(62)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on August 15, 2013.
(63)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on August 22, 2013.
(64)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on September 6, 2013.
(65)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on September 12, 2013.

(66)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on September 19, 2013.
(67)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on September 26, 2013.
(68)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on October 3, 2013.
(69)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on October 10, 2013.
(70)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 51 to the Registration Statement on Form N-2, filed on October 18, 2013.
(71)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on October 24, 2013.
(72)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on October 31, 2013.
(73)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on November 7, 2013.
(74)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on November 15, 2013.
(75)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on November 21, 2013.
(76)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on November 29, 2013.
(77)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on December 5, 2013.
(78)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on December 12, 2013.
(79)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on December 19, 2013.
(80)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on December 27, 2013.
(81)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on January 3, 2014.
(82)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on January 9, 2014.
(83)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on January 16, 2014.
(84)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on January 24, 2014.
(85)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on January 30, 2014.
(86)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on February 6, 2014.
(87)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on February 13, 2014.
(88)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on February 19, 2014.
(89)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on February 21, 2014.
(90)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on February 27, 2014.
(91)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on March 6, 2014.
(92)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on March 11, 2014.
(93)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on March 13, 2014.
(94)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on March 20, 2014.

(95)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on March 27, 2014.
(96)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on April 3, 2014.
(97)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on April 7, 2014.
(98)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on April 10, 2014.
(99)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on April 16, 2014.
(100)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on April 17, 2014.
(101)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on April 24, 2014.
(102)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on May 1, 2014.
(103)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on May 8, 2014.
(104)	Incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-K, filed on August 25, 2014.
(105)	Incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K, filed on August 25, 2014.
(106)	Incorporated by reference from the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 14, 2014.
(107)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 10-K/A, filed on November 3, 2014.
(108)	Incorporated by reference from the Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 3, 2014.
(109)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 3, 2014.
(110)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 20, 2014.
(111)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 28, 2014.
(112)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 4, 2014.
(113)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 11, 2014.
(114)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 18, 2014.
(115)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on December 29, 2014.
(116)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on January 5, 2015.
(117)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 8, 2015.
(118)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 15, 2015.
(119)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on January 23, 2015.
(120)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on January 29, 2015.
(121)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on February 5, 2015.
(122)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on February 20, 2015.
(123)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on February 26, 2015.
(124)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on March 5, 2015.

(125)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on March 12, 2015.
(126)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 19, 2015.
(127)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on March 26, 2015.
(128)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on April 2, 2015.
(129)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on April 9, 2015.
(130)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on April 16, 2015.
(131)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on April 23, 2015.
(132)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on April 29, 2015.
(133)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on May 7, 2015.
(134)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on May 21, 2015.
(135)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on May 29, 2015.
(136)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on June 4, 2015.
(137)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on June 11, 2015.
(138)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on June 18, 2015.
(139)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on June 25, 2015.
(140)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 2, 2015.
(141)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on July 9, 2015.
(142)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on July 16, 2015.
(143)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on July 23, 2015.
(144)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on July 30, 2015.
(145)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on August 6, 2015.
(146)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on August 13, 2015.
(147)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on August 20, 2015.
(148)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 27, 2015.
(149)	Incorporated by reference to Exhibit 14 of the Registrant’s Form 10-K, filed on August 26, 2015.
(150)	Incorporated by reference from the Registrant’s Pre-Effective Registration Statement on Form N-2, filed on August 31, 2015.
(151)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 10-K/A, filed on September 11, 2015.
(152)	Incorporated by reference to Exhibit 99.2 of the Registrant’s Form 10-K/A, filed on September 11, 2015.
(153)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on September 16, 2015.
(154)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on September 17, 2015.

(155)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on September 24, 2015.
(156)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on October 1, 2015.
(157)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on October 8, 2015.
(158)	Incorporated by reference from the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on October 9, 2015.
(159)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on October 16, 2015.
(160)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on October 22, 2015.
(161)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on October 29, 2015.
(162)	Incorporated by reference from the Registrant’s Pre-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 2, 2015.
(163)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on November 4, 2015.
(164)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 19, 2015.
(165)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 27, 2015.
(166)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on December 3, 2015.
(167)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 10, 2015.
(168)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 17, 2015.
(169)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 24, 2015.
(170)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on December 31, 2015.
(171)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on January 7, 2016.
(172)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 14, 2016.
(173)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 22, 2016.
(174)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on February 12, 2016.
(175)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on March 3, 2016.
(176)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on March 10, 2016.
(177)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on March 17, 2016.
(178)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on March 24, 2016.
(179)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on March 31, 2016.
(180)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on April 7, 2016.
(181)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on April 14, 2016.
(182)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on April 21, 2016.
(183)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on April 28, 2016.

(184)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on May 5, 2016.
(185)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on May 12, 2016.
(186)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on May 26, 2016.
(187)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on June 3, 2016.
(188)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on June 9, 2016.
(189)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on June 16, 2016.
(190)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on June 23, 2016.
(191)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on June 30, 2016.
(192)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on July 8, 2016.
(193)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on July 14, 2016.
(194)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on July 21, 2016.
(195)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 28, 2016.
(196)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on August 4, 2016.
(197)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on August 11, 2016.
(198)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on August 18, 2016.
(199)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on August 25, 2016.
(200)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on September 1, 2016.
(201)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on September 15, 2016.
(202)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on September 22, 2016.
(203)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on September 29, 2016.
(204)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on October 6, 2016.
(205)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on October 14, 2016.
(206)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on October 20, 2016.
(207)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on October 27, 2016.
(208)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on November 3, 2016.
(209)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 25, 2016.
(210)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on December 1, 2016.
(211)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on December 8, 2016.
(212)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on December 15, 2016.

(213)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 22, 2016.
(214)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 30, 2016.
(215)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on January 6, 2017.
(216)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on January 12, 2017.
(217)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 20, 2017.
(218)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 26, 2017.
(219)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on February 2, 2017.
(220)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on February 9, 2017.
(221)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on February 24, 2017.
(222)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on March 2, 2017.
(223)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on March 9, 2017.
(224)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on March 16, 2017.
(225)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on March 23, 2017.
(226)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 30, 2017.
(227)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on April 6, 2017.
(228)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on April 11, 2017.
(229)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on April 11, 2017.
(230)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on April 20, 2017.
(231)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on April 27, 2017.
(232)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on May 4, 2017.
(233)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on May 11, 2017.
(234)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on May 25, 2017.
(235)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on June 2, 2017.
(236)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on June 8, 2017.
(237)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on June 15, 2017.
(238)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on June 22, 2017.
(239)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on June 29, 2017.
(240)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on July 7, 2017.
(241)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on July 13, 2017.
(242)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on July 20, 2017.

(243)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on July 27, 2017.
(244)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on August 3, 2017.
(245)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on August 10, 2017.
(246)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on August 17, 2017.
(247)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on August 24, 2017.
(248)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on August 30, 2017.
(249)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 31, 2017.
(250)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on September 14, 2017.
(251)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on September 21, 2017.
(252)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on September 28, 2017.
(253)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on October 5, 2017.
(254)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on October 13, 2017.
(255)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on October 19, 2017.
(256)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on October 26, 2017.
(257)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 51 to the Registration Statement on Form N-2, filed on November 2, 2017.
(258)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 52 to the Registration Statement on Form N-2, filed on November 24, 2017.
(259)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 53 to the Registration Statement on Form N-2, filed on November 30, 2017.
(260)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 54 to the Registration Statement on Form N-2, filed on December 7, 2017.
(261)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 55 to the Registration Statement on Form N-2, filed on December 14, 2017.
(262)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 56 to the Registration Statement on Form N-2, filed on December 21, 2017.
(263)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 57 to the Registration Statement on Form N-2, filed on December 29, 2017.
(264)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 58 to the Registration Statement on Form N-2, filed on January 5, 2018.
(265)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 59 to the Registration Statement on Form N-2, filed on January 11, 2018.
(266)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 60 to the Registration Statement on Form N-2, filed on January 19, 2018.
(267)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 61 to the Registration Statement on Form N-2, filed on January 25, 2018.
(268)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 62 to the Registration Statement on Form N-2, filed on February 1, 2018.
(269)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 63 to the Registration Statement on Form N-2, filed on February 8, 2018.
(270)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 64 to the Registration Statement on Form N-2, filed on February 23, 2018.
(271)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 65 to the Registration Statement on Form N-2, filed on March 1, 2018.

(272)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 66 to the Registration Statement on Form N-2, filed on March 8, 2018.
(273)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 67 to the Registration Statement on Form N-2, filed on March 15, 2018.
(274)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 68 to the Registration Statement on Form N-2, filed on March 22, 2018.
(275)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 69 to the Registration Statement on Form N-2, filed on March 29, 2018.
(276)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 70 to the Registration Statement on Form N-2, filed on April 5, 2018.
(277)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 71 to the Registration Statement on Form N-2, filed on April 12, 2018.
(278)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 72 to the Registration Statement on Form N-2, filed on April 19, 2018.
(279)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 73 to the Registration Statement on Form N-2, filed on April 26, 2018.
(280)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 74 to the Registration Statement on Form N-2, filed on May 3, 2018.
(281)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 75 to the Registration Statement on Form N-2, filed on May 10, 2018.
(282)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on May 18, 2018.
(283)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on May 18, 2018.
(284)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 78 to the Registration Statement on Form N-2, filed on May 24, 2018.
(285)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 79 to the Registration Statement on Form N-2, filed on June 1, 2018.
(286)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 80 to the Registration Statement on Form N-2, filed on June 7, 2018.
(287)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 81 to the Registration Statement on Form N-2, filed on June 20, 2018.
(288)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 82 to the Registration Statement on Form N-2, filed on June 21, 2018.
(289)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 83 to the Registration Statement on Form N-2, filed on June 28, 2018.
(290)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 84 to the Registration Statement on Form N-2, filed on July 2, 2018.
(291)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 85 to the Registration Statement on Form N-2, filed on July 6, 2018.
(292)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 86 to the Registration Statement on Form N-2, filed on July 12, 2018.
(293)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 87 to the Registration Statement on Form N-2, filed on July 19, 2018.
(294)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 88 to the Registration Statement on Form N-2, filed on July 26, 2018.
(295)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 89 to the Registration Statement on Form N-2, filed on August 2, 2018.
(296)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on August 6, 2018.
(297)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 90 to the Registration Statement on Form N-2, filed on August 9, 2018.
(298)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 91 to the Registration Statement on Form N-2, filed on August 16, 2018.
(299)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 92 to the Registration Statement on Form N-2, filed on August 23, 2018.
(300)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 93 to the Registration Statement on Form N-2, filed on August 30, 2018.
(301)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 95 to the Registration Statement on Form N-2, filed on September 13, 2018.

(302)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 96 to the Registration Statement on Form N-2, filed on September 20, 2018.
(303)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 97 to the Registration Statement on Form N-2, filed on September 27, 2018.
(304)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 98 to the Registration Statement on Form N-2, filed on October 1, 2018.
(305)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 99 to the Registration Statement on Form N-2, filed on October 4, 2018.
(306)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 100 to the Registration Statement on Form N-2, filed on October 12, 2018.
(307)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 101 to the Registration Statement on Form N-2, filed on October 18, 2018.
(308)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 102 to the Registration Statement on Form N-2, filed on October 25, 2018.
(309)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 103 to the Registration Statement on Form N-2, filed on November 1, 2018.
(310)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on November 8, 2018.
(311)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 23, 2018.
(312)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on November 29, 2018.
(313)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on December 6, 2018.
(314)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on December 13, 2018.
(315)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on December 20, 2018.
(316)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on December 28, 2018.
(317)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on January 4, 2019.
(318)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on January 10, 2019.
(319)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on January 17, 2019.
(320)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on January 25, 2019.
(321)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on January 31, 2019.
(322)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on February 7, 2019.
(323)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on February 20, 2019.
(324)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on February 22, 2019.
(325)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on February 28, 2019.
(326)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on March 1, 2019.
(327)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on March 7, 2019.
(328)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on March 14, 2019.
(329)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on March 21, 2019.
(330)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on March 28, 2019.

(331)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on April 4, 2019.
(332)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on April 11, 2019.
(333)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on April 18, 2019.
(334)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on April 25, 2019.
(335)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on May 2, 2019.
(336)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on May 9, 2019.
(337)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on May 17, 2019.
(338)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on May 23, 2019.
(339)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on May 31, 2019.
(340)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on June 6, 2019.
(341)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on June 13, 2019.
(342)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on June 20, 2019.
(343)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on June 27, 2019.
(344)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on July 5, 2019.
(345)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on July 11, 2019.
(346)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on July 18, 2019.
(347)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on July 25, 2019.
(348)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on August 1, 2019.
(349)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on August 8, 2019.
(350)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on August 15, 2019.
(351)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on August 22, 2019.
(352)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on August 29, 2019.
(353)	Incorporated by reference to Exhibit 14 of the Registrant’s Form 10-K/A, filed on October 20, 2016.
(354)	Incorporated by reference from the Registrant’s Proxy Statement, filed on September 18, 2018.
(355)	Incorporated by reference from the Registrant’s Form 8-K, filed on January 8, 2019.
(356)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 26, 2019.
(357)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on October 3, 2019.
(358)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on October 10, 2019.
(359)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on October 18, 2019.
(360)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on October 24, 2019.

(361)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on October 31, 2019.
(362)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on November 7, 2019.
(363)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on November 21, 2019.
(364)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on November 29, 2019.
(365)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on December 5, 2019.
(366)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on December 12, 2019.
(367)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on December 19, 2019.
(368)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on December 27, 2019.
(369)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on January 3, 2020.
(370)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on January 9, 2020.
(371)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on January 16, 2020.
(372)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on January 24, 2020.
(373)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on January 30, 2020.
(374)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on February 6, 2020.
(375)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on February 12, 2020.
(376)	Incorporated by reference from the Registrant's Registration Statement on Form N-2, filed on February 13, 2020.
(377)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to the Registration Statement on Form N-2, filed on February 27, 2020.
(378)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 2 to the Registration Statement on Form N-2, filed on March 5, 2020.
(379)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 3 to the Registration Statement on Form N-2, filed on March 12, 2020.
(380)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 4 to the Registration Statement on Form N-2, filed on March 19, 2020.
(381)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form N-2, filed on March 26, 2020.
(382)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on April 17, 2020.
(383)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form N-2, filed on April 23, 2020.
(384)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 7 to the Registration Statement on Form N-2, filed on April 30, 2020.
(385)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form N-2, filed on May 7, 2020.
(386)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 9 to the Registration Statement on Form N-2, filed on May 14, 2020.
(387)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 10 to the Registration Statement on Form N-2, filed on May 29, 2020.
(388)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2, filed on June 4, 2020.
(389)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 12 to the Registration Statement on Form N-2, filed on June 11, 2020.
(390)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 13 to the Registration Statement on Form N-2, filed on June 18, 2020.

(391)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 14 to the Registration Statement on Form N-2, filed on June 25, 2020.
(392)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on July 2, 2020.
(393)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on July 9, 2020.
(394)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on July 16, 2020.
(395)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on July 23, 2020.
(396)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on July 30, 2020.
(397)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on August 6, 2020.
(398)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on August 13, 2020.
(399)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on August 20, 2020.
(400)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on September 11, 2019.
(401)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on June 15, 2020.
(402)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on August 5, 2020.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 26, 2020.

PROSPECT CAPITAL CORPORATION

By:	/s/ JOHN F. BARRY III
John F. Barry III
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOHN F. BARRY III	/s/ ANDREW C. COOPER
John F. Barry III	Andrew C. Cooper
Chairman of the Board, Chief Executive Officer and Director	Director
August 26, 2020	August 26, 2020

/s/ KRISTIN L. VAN DASK	/s/ WILLIAM J. GREMP
Kristin L. Van Dask	William J. Gremp
Chief Financial Officer	Director
August 26, 2020	August 26, 2020

/s/ M. GRIER ELIASEK	/s/ EUGENE S. STARK
M. Grier Eliasek	Eugene S. Stark
President, Chief Operating Officer and Director	Director
August 26, 2020	August 26, 2020