Form 10-Q
period 2020-09-30
PROSPECT CAPITAL CORP
filed 2020-11-09
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of November 6, 2020, there were 380,592,543 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,”
“intend,” “estimate,” “anticipate,” “project,” “will,” “should,” “could,” “may,” “plan” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended June 30, 2020, and those described from time to time in reports that we have filed or in the future may file with the Securities and Exchange Commission.

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

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	September 30, 2020	June 30, 2020

	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $2,321,471 and $2,286,725, respectively)	$2,307,572	$2,259,292
Affiliate investments (amortized cost of $171,649 and $163,484, respectively)	262,175	187,537
Non-control/non-affiliate investments (amortized cost of $3,335,811 and $3,332,509, respectively)	2,816,638	2,785,499
Total investments at fair value (amortized cost of $5,828,931 and $5,782,718, respectively)	5,386,385	5,232,328
Cash	28,303	44,561
Receivables for:
Interest, net	11,011	11,712
Other	938	106
Deferred financing costs on Revolving Credit Facility (Note 4)	8,596	9,145
Due from broker	1,892	1,063
Prepaid expenses	907	1,248
Due from Affiliate (Note 13)	38	—
Total Assets	5,438,070	5,300,163
Liabilities
Revolving Credit Facility (Notes 4 and 8)	250,993	237,536
Public Notes (less unamortized discount and debt issuance costs of $11,011 and $11,613, respectively) (Notes 6 and 8)	782,708	782,106
Prospect Capital InterNotes® (less unamortized debt issuance costs of $12,959 and $12,802, respectively) (Notes 7 and 8)	705,362	667,427
Convertible Notes (less unamortized debt issuance costs of $7,899 and $8,892, respectively) (Notes 5 and 8)	422,171	450,598
Due to Prospect Capital Management (Note 13)	41,232	42,481
Interest payable	17,374	29,066
Dividends payable	22,727	22,412
Accrued expenses	5,654	3,648
Due to Prospect Administration (Note 13)	8,164	7,000
Due to broker	—	1
Other liabilities	658	2,027
Total Liabilities	2,257,043	2,244,302
Commitments and Contingencies (Note 3)
Net Assets	$3,181,027	$3,055,861

Components of Net Assets
Common stock, par value $0.001 per share (1,880,000,000 common shares authorized; 378,776,958 and 373,538,499 issued and outstanding, respectively) (Note 9)	$379	$374
Paid-in capital in excess of par (Note 9)	4,096,150	4,070,874
Total distributable loss	(915,502)	(1,015,387)
Net Assets	$3,181,027	$3,055,861
Net Asset Value Per Share (Note 16)	$8.40	$8.18

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,
	2020	2019
Investment Income
Interest income:
Control investments	$48,727	$50,866
Affiliate investments	7,362	239
Non-control/non-affiliate investments	51,250	61,950
Structured credit securities	24,900	32,901
Total interest income	132,239	145,956
Dividend income:
Control investments	—	3,800
Non-control/non-affiliate investments	25	454
Total dividend income	25	4,254
Other income:
Control investments	9,071	11,383
Non-control/non-affiliate investments	1,545	290
Total other income (Note 10)	10,616	11,673
Total Investment Income	142,880	161,883
Operating Expenses
Base management fee (Note 13)	26,850	28,463
Income incentive fee (Note 13)	14,386	17,765
Interest and credit facility expenses	34,049	38,898
Allocation of overhead from Prospect Administration (Note 13)	4,657	3,494
Audit, compliance and tax related fees	938	375
Directors’ fees	113	113
Other general and administrative expenses	4,342	1,715
Total Operating Expenses	85,335	90,823
Net Investment Income	57,545	71,060
Net Realized and Net Change in Unrealized Gains (Losses) from Investments
Net realized gains (losses)
Control investments	2,832	—
Non-control/non-affiliate investments	11	(2,198)
Net realized gains (losses)	2,843	(2,198)
Net change in unrealized gains (losses)
Control investments	13,535	(39,021)
Affiliate investments	66,473	18,020
Non-control/non-affiliate investments	27,836	(27,458)
Net change in unrealized gains (losses)	107,844	(48,459)
Net Realized and Net Change in Unrealized Gains (Losses) from Investments	110,687	(50,657)
Net realized losses on extinguishment of debt	(486)	(2,338)
Net Increase in Net Assets Resulting from Operations	$167,746	$18,065
Net increase in net assets resulting from operations per share	$0.45	$0.05
Dividends declared per share	$(0.18)	$(0.18)

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)
(Unaudited)

	Common Stock
Three Months Ended September 30, 2019	Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)	Total Net Assets
Balance as of June 30, 2019	367,131,025	$367	$4,039,872	$(733,964)	$3,306,275
Net Increase in Net Assets resulting from Operations:
Net investment income				71,060	71,060
Net realized losses				(4,536)	(4,536)
Net change in unrealized losses				(48,459)	(48,459)
Distributions to Shareholders
Distributions from earnings				(66,111)	(66,111)
Shares issued through reinvestment of dividends	232,847		1,544		1,544
Tax reclassifications of net assets (Note 12)			(78)	78	—
Total increase (decrease) for the three months ended September 30, 2019	232,847	—	1,466	(47,968)	(46,502)
Balance as of September 30, 2019	367,363,872	$367	$4,041,338	$(781,932)	$3,259,773

	Common Stock
Three Months Ended September 30, 2020	Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)	Total Net Assets
Balance as of June 30, 2020	373,538,499	$374	$4,070,874	$(1,015,387)	$3,055,861
Net Increase in Net Assets resulting from Operations:
Net investment income				57,545	57,545
Net realized gains				2,357	2,357
Net change in unrealized gains				107,844	107,844
Distributions to Shareholders
Distributions from earnings				(67,861)	(67,861)
Shares issued through reinvestment of dividends	5,238,459	5	25,276		25,281
Total increase for the three months ended September 30, 2020	5,238,459	5	25,276	99,885	125,166
Balance as of September 30, 2020	378,776,958	$379	$4,096,150	$(915,502)	$3,181,027

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Three Months Ended September 30,
	2020	2019
Operating Activities
Net increase in net assets resulting from operations	$167,746	$18,065
Net realized losses on extinguishment of debt	486	2,338
Net realized (gains) losses on investments	(2,843)	2,198
Net change in unrealized (gains) losses on investments	(107,844)	48,459
Amortization of (accretion of premiums) discounts, net	(14,482)	1,704
Accretion of original issue discount	269	254
Amortization of deferred financing costs	1,921	2,241
Payment-in-kind interest	(20,341)	(14,498)
Structuring fees	(170)	(612)
Change in operating assets and liabilities:
Payments for purchases of investments	(156,630)	(79,430)
Proceeds from sale of investments and collection of investment principal	148,253	245,173
Decrease in due to broker	(1)	—
Decrease in due to Prospect Capital Management	(1,249)	(297)
Decrease in interest receivable, net	701	13,978
Decrease in interest payable	(11,692)	(11,740)
Increase (decrease) in accrued expenses	2,006	(726)
Increase in due from broker	(829)	(4,121)
(Decrease) increase in other liabilities	(1,369)	39
(Increase) decrease in other receivables	(832)	3,126
Increase in due from affiliate	(38)	—
Decrease in prepaid expenses	341	281
Increase (decrease) in due to Prospect Administration	1,164	(1,374)
Net Cash Provided by Operating Activities	4,567	225,058
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	212,900	211,000
Principal payments under Revolving Credit Facility (Note 4)	(199,443)	(270,000)
Redemptions of Convertible Notes, net (Note 5)	(29,420)	(47,016)
Issuances of Prospect Capital InterNotes® (Note 7)	38,657	95,135
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(565)	(145,459)
Financing costs paid and deferred	(689)	(5,088)
Dividends paid	(42,265)	(64,554)
Net Cash Used in Financing Activities	(20,825)	(225,982)
Net Decrease in Cash	(16,258)	(924)
Cash at beginning of period	44,561	107,098
Cash at End of Period	$28,303	$106,174
Supplemental Disclosures
Cash paid for interest	$43,551	$48,143
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$25,281	$1,544
Cost basis of investments written off as worthless	$—	$2,420

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2020 (Unaudited)
(in thousands, except share data)

							September 30, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

CP Energy Services Inc. (20)	Energy Equipment & Services	Senior Secured Term Loan	10/1/2017	12.00% (3ML+ 11.00%)	1.00	12/29/2022	$37,870	$37,870	$34,894	1.1%	(10)(39)
		Senior Secured Term Loan A to Spartan Energy Services, LLC	10/20/2014	9.00% (1ML+ 8.00%)	1.00	12/31/2022	13,156	13,156	13,156	0.3%	(10)
		Series A Preferred Units to Spartan Energy Holdings, Inc. (10,000 shares)	9/25/2020		—	N/A	—	26,193	6,259	0.2%	(16)
		Series B Convertible Preferred Stock (790 shares)	10/30/2015		—	N/A	—	63,225	—	—%	(16)
		Common Stock (102,924 shares)	8/2/2013		—	N/A	—	86,240	—	—%	(16)
								226,684	54,309	1.6%
Credit Central Loan Company, LLC (21)	Consumer Finance	Subordinated Term Loan	12/28/2012	10.00% plus 10.00% PIK	—	6/26/2024	66,126	63,239	66,126	2.1%	(14)(39)
		Class A Units (14,867,312 units)	12/28/2012		—	N/A	—	19,331	12,198	0.4%	(14)(16)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015		—	N/A	—	—	—	—%	(14)(16)
								82,570	78,324	2.5%
Echelon Transportation, LLC	Aerospace & Defense	Senior Secured Term Loan	3/31/2014	11.75% (1ML+ 9.75%) plus 2.25% PIK	2.00	3/31/2022	48,160	48,160	48,160	1.5%	(10)(39)
		Senior Secured Term Loan	12/9/2016	11.00% (1ML+ 9.00%) plus 1.00% PIK	2.00	12/7/2024	21,637	21,637	21,637	0.7%	(10)(39)
		Membership Interest (100%)	3/31/2014		—	N/A	—	22,738	22,327	0.7%	(16)
								92,535	92,124	2.9%
First Tower Finance Company LLC (23)	Consumer Finance	Subordinated Term Loan to First Tower, LLC	6/24/2014	10.00% plus 12.00% PIK	—	6/24/2024	272,158	272,158	272,158	8.6%	(14)(39)
		Class A Units (95,709,910 units)	6/14/2012		—	N/A	—	81,146	237,942	7.5%	(14)(16)
								353,304	510,100	16.1%
Freedom Marine Solutions, LLC (24)	Energy Equipment & Services	Membership Interest (100%)	11/9/2006		—	N/A	—	43,892	12,351	0.4%	(16)
								43,892	12,351	0.4%
InterDent, Inc. (29)	Health Care Providers & Services	Senior Secured Term Loan A/B	8/1/2018	11.85% (1ML+ 9.85%)	2.00	9/5/2022	14,250	14,249	14,249	0.4%	(10)(39)
		Senior Secured Term Loan A	8/3/2012	6.50% (1ML+ 5.50%)	1.00	9/5/2022	79,242	79,242	79,242	2.5%	-10
		Senior Secured Term Loan B	8/3/2012	10.00% PIK	—	9/5/2022	131,725	131,725	131,725	4.1%
		Common Stock (99,900 shares)	5/3/2019		—	N/A	—	45,118	11,768	0.4%	(16)
								270,334	236,984	7.4%
Kickapoo Ranch Pet Resort	Diversified Consumer Services	Membership Interest (100%)	8/26/2019		—	N/A	—	2,378	3,000	0.1%	(16)
								2,378	3,000	0.1%
MITY, Inc. (25)	Commercial Services & Supplies	Senior Secured Note A	9/19/2013	10.00% (3ML+ 7.00%)	3.00	4/30/2025	26,250	26,250	26,250	0.8%	(10)
		Senior Secured Note B	6/23/2014	10.00% (3ML+ 7.00%) plus 10.00% PIK	3.00	4/30/2025	33,859	33,859	22,729	0.7%	(10)(39)
		Subordinated Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%	—	1/1/2028	7,200	6,205	—	—%	(14)
		Common Stock (42,053 shares)	9/19/2013		—	N/A	—	6,849	—	—%	(16)
								73,163	48,979	1.5%
National Property REIT Corp. (26)	Equity Real Estate Investment Trusts (REITs) / Online Lending / Structured Finance	Senior Secured Term Loan A	12/31/2018	4.44% (3ML+ 1.44%) plus 3.53% PIK	3.00	12/31/2023	319,379	319,379	319,379	10.0%	(10)(39)
		Senior Secured Term Loan B	12/31/2018	5.00% (3ML+ 2.00%) plus 5.50% PIK	3.00	12/31/2023	30,621	30,621	30,621	1.0%	(10)(39)
		Senior Secured Term Loan C	10/31/2019	11.00% (3ML+ 10.00%) plus 2.25% PIK	1.00	12/31/2023	101,200	101,200	101,200	3.2%	(10)(39)
		Senior Secured Term Loan D	6/19/2020	3.50% (3ML+ 0.50%) plus 2.50% PIK	3.00	12/31/2023	183,425	183,425	183,425	5.8%	(10)(39)
		Residual Profit Interest	12/31/2018		—	N/A	—	—	—	—%	(35)
		Common Stock (3,254,594 shares)	12/31/2013		—	N/A	—	210	278,955	8.8%	(45)
								634,835	913,580	28.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2020 (Unaudited)
(in thousands, except share data)

							September 30, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

Nationwide Loan Company LLC (27)	Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC	6/18/2014	10.00% plus 10.00% PIK	—	6/18/2021	$20,260	$20,260	$20,260	0.6%	(14)(39)
		Class A Units (38,550,460 units)	1/31/2013		—	N/A	—	20,462	16,836	0.5%	(14)(16)
								40,722	37,096	1.1%
NMMB, Inc. (28)	Media	Delayed Draw Term Loan - $10,000 Commitment	3/25/2020	10.50% (3ML+ 8.50%)	2.00	12/30/2024	—	—	—	—%	(10)(15)
		Senior Secured Note	12/30/2019	10.50% (3ML+ 8.50%)	2.00	12/30/2024	4,987	4,987	4,987	0.2%	(3)(10)
		Common Stock (21,419 shares)	12/30/2019		—	N/A	—	12,869	23,113	0.7%
								17,856	28,100	0.9%
Pacific World Corporation (36)	Personal Products	Revolving Line of Credit - $26,000 Commitment	9/26/2014	8.25% (1ML+ 7.25%)	1.00	9/26/2025	20,825	20,825	20,825	0.7%	(10)(15)
		Senior Secured Term Loan A	12/31/2014	6.25% PIK (1ML+ 5.25%)	1.00	9/26/2025	39,716	39,716	39,716	1.2%	(10)(39)
		Convertible Preferred Equity (273,400 shares)	6/15/2018		—	N/A	—	186,795	6,433	0.2%	(16)
		Common Stock (6,778,414 shares)	9/29/2017		—	N/A	—	—	—	—%	(16)
								247,336	66,974	2.1%
R-V Industries, Inc.	Machinery	Senior Subordinated Note	6/12/2013	10.00% (3ML+ 9.00%)	1.00	3/31/2022	28,623	28,623	28,622	0.9%	(3)(10)
		Common Stock (745,107 shares)	6/26/2007		—	N/A	—	6,866	12,477	0.4%	(16)
								35,489	41,099	1.3%
Universal Turbine Parts, LLC (34)	Trading Companies & Distributors	Delayed Draw Term Loan - $5,000 Commitment	2/28/2019	10.25% (1ML+ 7.75%)	2.50	7/22/2021	2,880	2,880	2,880	0.1%	(10)(15)
		Senior Secured Term Loan A	7/22/2016	6.75% (3ML+ 5.75%)	1.00	7/22/2021	29,900	29,900	25,586	0.8%	(10)
		Senior Secured Term Loan B	7/22/2016	12.75% PIK (3ML+ 11.75%)	1.00	7/22/2021	44,340	32,500	—	—%	(9)(10)
		Common Stock (10,000 units)	12/10/2018		—	N/A	—	—	—	—%	(16)
								65,280	28,466	0.9%
USES Corp. (30)	Commercial Services & Supplies	Senior Secured Term Loan A	3/31/2014	9.00% PIK	—	7/29/2022	51,493	30,651	22,462	0.7%	(9)
		Senior Secured Term Loan B	3/31/2014	15.50% PIK	—	7/29/2022	68,943	35,568	—	—%	(9)
		Common Stock (268,962 shares)	6/15/2016		—	N/A	—	—	—	—%	(16)
								66,219	22,462	0.7%
Valley Electric Company, Inc. (31)	Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	8.00% (3ML+ 5.00%) plus 2.50% PIK	3.00	12/31/2024	10,430	10,430	10,430	0.3%	(3)(10)(39)
		Senior Secured Note	6/24/2014	8.00% plus 10.00% PIK	—	6/23/2024	33,301	33,301	33,301	1.0%	(39)
		Consolidated Revenue Interest (2.0%)	6/22/2018		—	N/A	—	—	2,332	0.1%	(12)
		Common Stock (50,000 shares)	12/31/2012		—	N/A	—	25,143	87,561	2.8%
								68,874	133,624	4.2%
Total Control Investments (Level 3)								$2,321,471	$2,307,572	72.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2020 (Unaudited)
(in thousands, except share data)

							September 30, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Affiliate Investments (5.00% to 24.99% voting control)(41)

Edmentum Ultimate Holdings, LLC (22)	Diversified Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. - $7,834 Commitment	6/9/2015	5.00% PIK	—	12/9/2021	$8,648	$8,648	$8,648	0.2%	(15)(39)
		Unsecured Senior PIK Note	6/9/2015	8.50% PIK	—	12/9/2021	9,114	9,114	9,114	0.3%	(39)
		Unsecured Junior PIK Note	6/9/2015	10.00% PIK	—	12/9/2021	44,148	32,875	44,148	1.4%	(39)
		Class A Units (370,964 units)	6/9/2015		—	N/A	—	6,577	5,698	0.2%	(16)
								57,214	67,608	2.1%
Nixon, Inc. (32)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017		—	N/A	—	—	—	—%	(16)
								—	—	—%
PGX Holdings, Inc. (6)	Diversified Consumer Services	1.5 Lien Term Loan	5/27/2020	11.50% PIK (12ML+ 10.50%)	1.00	3/29/2024	2,873	2,873	2,873	0.1%	(10)(39)
		Second Lien Term Loan	9/29/2014	15.75% PIK (1ML+ 14.75%)	1.00	9/29/2024	108,758	108,757	108,757	3.4%	(10)(39)
		Common Stock (40,780,359 shares)	5/27/2020		—	N/A	—	—	57,951	1.8%	(16)
								111,630	169,581	5.3%
Targus Cayman HoldCo Limited (33)	Textiles, Apparel & Luxury Goods	Common Stock (7,383,395 shares)	2/12/2016		—	N/A	—	2,805	24,986	0.8%	(16)
								2,805	24,986	0.8%
Total Affiliate Investments (Level 3)								$171,649	$262,175	8.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2020 (Unaudited)
(in thousands, except share data)

							September 30, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan	10/10/2018	7.90% (1ML+ 7.75%)	—	10/1/2026	$25,000	$24,859	$25,000	0.8%	(3)(8)(10)
								24,859	25,000	0.8%
ACE Cash Express, Inc.	Consumer Finance	Senior Secured Note	12/15/2017	12.00%	—	12/15/2022	34,498	32,156	29,210	0.9%	(8)(14)
								32,156	29,210	0.9%
Ahead Data Blue, LLC	IT Services	Second Lien Term Loan	12/13/2019	10.00% (1ML+ 8.50%)	1.50	11/8/2025	70,000	70,000	70,000	2.2%	(3)(10)
								70,000	70,000	2.2%
AmeriLife Holdings, LLC	Insurance	Second Lien Term Loan	4/2/2020	9.50% (6ML+ 8.50%)	1.00	3/18/2028	14,250	13,978	13,978	0.4%	(8)(10)
								13,978	13,978	0.4%
Apidos CLO XI	Structured Finance	Subordinated Structured Note	12/6/2012	Residual Interest, current yield 10.40%	—	10/17/2030	40,500	32,862	26,231	0.8%	(5)(14)
								32,862	26,231	0.8%
Apidos CLO XII	Structured Finance	Subordinated Structured Note	3/15/2013	Residual Interest, current yield 14.79%	—	4/15/2031	52,203	39,315	30,351	1.0%	(5)(14)
								39,315	30,351	1.0%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	Residual Interest, current yield 13.20%	—	4/21/2031	48,515	40,149	28,846	0.9%	(5)(14)
								40,149	28,846	0.9%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	Residual Interest, current yield 16.74%	—	4/21/2031	35,855	30,678	25,133	0.8%	(5)(14)
								30,678	25,133	0.8%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	Revolving Line of Credit - $3,000 Commitment	2/21/2013	10.75% (3ML+ 8.75%)	2.00	4/30/2021	—	—	—	—%	(10)(15)
		Senior Secured Term Loan	2/21/2013	10.75% (3ML+ 8.75%)	2.00	4/30/2021	71,205	71,205	71,205	2.2%	(3)(10)
								71,205	71,205	2.2%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	Residual Interest, current yield 5.58%	—	7/20/2029	83,098	47,714	31,875	1.0%	(5)(14)
								47,714	31,875	1.0%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	Senior Secured Note	12/4/2017	9.75% (3ML+ 8.50%)	1.25	12/2/2022	165,390	165,390	165,390	5.2%	(3)(10)
								165,390	165,390	5.2%
Brookside Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	4/25/2013	Residual Interest, current yield 0.00%	—	1/17/2028	36,300	17,033	12,204	0.4%	(5)(14)(17)
								17,033	12,204	0.4%
California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note	4/19/2012	Residual Interest, current yield 8.25%	—	7/16/2032	58,915	41,677	27,920	0.9%	(5)(14)
								41,677	27,920	0.9%
Candle-Lite Company, LLC	Household Products	Senior Secured Term Loan A	1/23/2018	6.75% (3ML+ 5.50%)	1.25	1/23/2023	11,875	11,875	11,875	0.4%	(3)(10)
		Senior Secured Term Loan B	1/23/2018	10.75% (3ML+ 9.50%)	1.25	1/23/2023	12,500	12,500	12,500	0.4%	(3)(10)
								24,375	24,375	0.8%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan	10/7/2014	9.25% (1ML+ 8.25%)	1.00	10/7/2022	98,982	98,811	98,982	3.1%	(3)(8)(10)
								98,811	98,982	3.1%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 19.82%	—	4/30/2031	24,870	15,599	13,480	0.4%	(5)(14)
								15,599	13,480	0.4%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 16.36%	—	7/15/2030	25,534	19,436	16,156	0.5%	(5)(14)
								19,436	16,156	0.5%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 10.76%	—	10/22/2029	32,200	34,433	26,191	0.8%	(5)(14)
								34,433	26,191	0.8%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2020 (Unaudited)
(in thousands, except share data)

							September 30, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

CCS-CMGC Holdings, Inc.	Health Care Providers & Services	First Lien Term Loan	5/23/2019	5.76% (3ML+ 5.50%)	—	10/1/2025	$3,615	$3,568	$3,615	0.1%	(3)(8)(10)
		First Lien Term Loan	5/23/2019	5.72% (3ML+ 5.50%)	—	10/1/2025	5,984	5,908	5,984	0.2%	(3)(8)(10)
		Second Lien Term Loan	10/12/2018	9.26% (3ML+ 9.00%)	—	10/1/2026	37,000	36,466	37,000	1.2%	(3)(8)(10)
								45,942	46,599	1.5%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield 7.79%	—	7/29/2030	49,552	39,083	27,016	0.8%	(5)(14)
								39,083	27,016	0.8%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 12.54%	—	4/24/2031	44,100	30,064	22,175	0.7%	(5)(14)
								30,064	22,175	0.7%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 15.49%	—	4/28/2031	45,500	33,730	28,626	0.9%	(5)(14)
								33,730	28,626	0.9%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 10.76%	—	10/17/2030	44,467	31,478	21,047	0.7%	(5)(14)
								31,478	21,047	0.7%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 9.78%	—	10/21/2031	34,000	30,301	27,045	0.9%	(5)(14)
								30,301	27,045	0.9%
Cinedigm DC Holdings, LLC	Entertainment	Senior Secured Term Loan	2/28/2013	11.00% (3ML+ 9.00%) plus 2.50% PIK	2.00	3/31/2021	12,107	12,057	12,038	0.4%	(10)(39)
								12,057	12,038	0.4%
Class Valuation, LLC	Real Estate Management & Development	Senior Secured Term Loan	3/12/2018	9.75% (3ML+ 8.25%)	1.50	3/10/2023	31,537	31,537	31,537	1.0%	(3)(10)
								31,537	31,537	1.0%
Collections Acquisition Company, Inc.	Diversified Financial Services	Senior Secured Term Loan	12/3/2019	10.15% (3ML+ 7.65%)	2.50	6/3/2024	30,165	30,165	30,165	0.9%	(3)(10)
								30,165	30,165	0.9%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 6.24%	—	10/25/2028	40,275	23,202	18,935	0.6%	(5)(14)
								23,202	18,935	0.6%
Coverall North America, Inc.	Commercial Services & Supplies	Senior Secured Term Loan A	11/2/2015	7.00% (3ML+ 6.00%)	1.00	5/3/2021	—	—	—	—%	(3)(10)
								21,872	21,872	0.7%
CP VI Bella Midco	IT Services	Second Lien Term Loan	2/26/2018	6.90% (1ML+ 6.75%)	—	12/29/2025	15,750	15,712	15,750	0.5%	(3)(8)(10)
								15,712	15,750	0.5%
Curo Group Holdings Corp.	Consumer Finance	Second Lien Term Loan	7/30/2020	—	—	9/1/2025	3,421	2,757	2,870	0.1%
								2,757	2,870	0.1%
Digital Room, LLC	Commercial Services & Supplies	First Lien Term Loan	5/29/2019	5.27% (6ML+ 5.00%)	—	5/21/2026	9,875	9,769	9,631	0.3%	(3)(8)(10)
		Second Lien Term Loan	5/30/2019	9.27% (6ML+ 9.00%)	—	5/21/2027	70,000	70,000	68,199	2.1%	(3)(8)(10)
								79,769	77,830	2.4%
Dunn Paper, Inc.	Paper & Forest Products	First Lien Term Loan	11/27/2019	5.75% (2ML+ 4.75%)	1.00	8/26/2022	3,541	3,475	3,475	0.1%	(3)(8)(10)
		First Lien Term Loan	11/27/2019	5.75% (1ML+ 4.75%)	1.00	8/26/2022	947	929	929	—%	(3)(8)(10)
		Second Lien Term Loan	10/7/2016	9.75% (1ML+ 8.75%)	1.00	8/26/2023	11,500	11,404	11,404	0.4%	(3)(8)(10)
								15,808	15,808	0.5%
Easy Gardener Products, Inc.	Household Durables	Third Lien Term Loan	6/11/2020	10.25% (3ML+ 10.00%)	0.25	9/30/2024	3,980	3,980	3,980	0.1%	(10)
		Class A Units of EZG Holdings, Inc. (200 units)	6/11/2020		—	N/A	—	312	781	—%	(16)
		Class B Units of EZG Holdings, Inc. (12,525 units)	6/11/2020		—	N/A	—	1,688	5,029	0.2%	(16)
								5,980	9,790	0.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2020 (Unaudited)
(in thousands, except share data)

							September 30, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

EDSCO Holding Company LLC	Machinery	Senior Secured Term Loan	1/10/2020	7.50% (1ML+ 6.00%)	1.50	1/10/2025	$17,703	$17,703	$17,703	0.6%	(3)(10)
								17,703	17,703	0.6%
Engine Group, Inc. (7)	Media	Senior Secured Term Loan	9/25/2017	6.00% (1ML+ 5.00%)	1.00	9/15/2022	4,220	4,220	3,204	0.1%	(8)(9)(10)
		Second Lien Term Loan	9/25/2017	10.00% (1ML+ 9.00%)	1.00	9/15/2023	35,000	35,000	7,386	0.2%	(8)(9)(10)
								39,220	10,590	0.3%
EXC Holdings III Corp	Technology Hardware, Storage & Peripherals	Second Lien Term Loan	12/5/2017	8.50% (3ML+ 7.50%)	1.00	12/1/2025	12,500	12,419	12,377	0.4%	(3)(8)(10)
								12,419	12,377	0.4%
First Brands Group	Auto Components	First Lien Term Loan	8/6/2020	8.50% (2ML+ 7.50%)	1.00	2/2/2024	27,179	25,724	26,477	0.8%	(3)(8)(10)
								25,724	26,477	0.8%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 13.37%	—	10/15/2030	50,525	35,931	25,611	0.8%	(5)(14)
								35,931	25,611	0.8%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 12.40%	—	5/16/2031	24,575	16,679	11,559	0.4%	(5)(14)
								16,679	11,559	0.4%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 11.41%	—	7/15/2031	39,905	29,154	16,170	0.5%	(5)(14)
								29,154	16,170	0.5%
GEON Performance Solutions, LLC	Chemicals	Revolving Line of Credit - $3,621 Commitment	12/12/2019	7.88% (1ML+ 6.25%)	1.63	10/25/2024	—	—	—	—%	(10)(15)
		First Lien Term Loan	12/12/2019	7.88% (1ML+ 6.25%)	1.63	10/25/2024	31,222	31,077	31,222	1.0%	(3)(10)
								31,077	31,222	1.0%
Global Tel*Link Corporation	Diversified Telecommunication Services	First Lien Term Loan	8/20/2019	4.40% (1ML+ 4.25%)	—	11/29/2025	9,874	9,536	9,471	0.3%	(3)(8)(10)
		Second Lien Term Loan	12/4/2018	8.40% (1ML+ 8.25%)	—	11/29/2026	40,170	39,424	39,082	1.2%	(3)(8)(10)
								48,960	48,553	1.5%
GlobalTranz Enterprises, Inc.	Air Freight & Logistics	Second Lien Term Loan	5/15/2019	8.39% (1ML+ 8.25%)	—	5/15/2027	12,500	12,500	10,386	0.3%	(3)(8)(10)
								12,500	10,386	0.3%
Eze Castle Integration, Inc. (f/k/a/ H.I.G. ECI Merger Sub, Inc.)	IT Services	First Lien Term Loan	7/15/2020	10.00% (1ML+ 8.50%)	1.50	7/15/2025	48,094	48,094	48,094	1.5%	(3)(10)
		Delayed Draw Term Loan - $1,786 Commitment	7/15/2020	10.00% (1ML+ 8.50%)	1.50	7/15/2025	—	—	—	—%	(3)(10)(15)
								48,094	48,094	1.5%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Structured Finance	Subordinated Structured Note	8/7/2012	Residual Interest, current yield 0.00%	—	8/15/2023	23,188	3,726	—	—%	(5)(14)(17)
								3,726	—	—%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Structured Finance	Subordinated Structured Note	3/8/2013	Residual Interest, current yield 0.00%	—	4/15/2025	40,400	19,984	—	—%	(5)(14)(17)
								19,984	—	—%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Structured Finance	Subordinated Structured Note	2/7/2014	Residual Interest, current yield 0.00%	—	4/20/2026	24,500	11,822	—	—%	(5)(14)(17)
								11,822	—	—%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield 0.00%	—	4/28/2025	41,164	21,322	—	—%	(5)(14)(17)
								21,322	—	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield 0.00%	—	10/18/2027	39,598	29,671	15,189	0.5%	(5)(14)(17)
								29,671	15,189	0.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2020 (Unaudited)
(in thousands, except share data)

							September 30, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halyard MD OpCo, LLC	Media	First Lien Term Loan	8/6/2018	10.00% (3ML+ 8.00%)	2.00	8/6/2023	$10,265	$10,265	$10,265	0.3%	(3)(10)
								10,265	10,265	0.3%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 0.00%	—	7/18/2031	19,025	12,817	5,010	0.2%	(5)(14)(17)
								12,817	5,010	0.2%
Help/Systems Holdings, Inc.	Software	First Lien Term Loan	11/29/2019	5.75% (3ML+ 4.75%)	1.00	11/19/2026	8,458	8,386	8,458	0.3%	(3)(8)(10)
		Second Lien Term Loan	11/22/2019	9.00% (3ML+ 8.00%)	1.00	11/19/2027	17,500	17,198	17,198	0.5%	(3)(8)(10)
								25,584	25,656	0.8%
Inpatient Care Management Company, LLC	Health Care Providers & Services	Senior Secured Term Loan	6/8/2016	9.00% (3ML+ 8.00%)	1.00	6/8/2021	14,000	14,000	13,973	0.4%	(3)(10)
								14,000	13,973	0.4%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	6/26/2015	Residual Interest, current yield 10.39%	—	10/20/2031	23,594	19,760	12,476	0.4%	(5)(14)
								19,760	12,476	0.4%
K&N Parent, Inc.	Auto Components	First Lien Term Loan	3/3/2020	5.75% (1ML+ 4.75%)	1.00	10/20/2023	1,431	1,255	1,382	—%	(3)(8)(10)
		Second Lien Term Loan	10/28/2016	9.75% (1ML+ 8.75%)	1.00	10/21/2024	25,887	25,553	24,160	0.8%	(3)(8)(10)
								26,808	25,542	0.8%
Keystone Acquisition Corp. (4)	Health Care Providers & Services	Second Lien Term Loan	5/18/2017	10.25% (3ML+ 9.25%)	1.00	5/1/2025	50,000	50,000	49,692	1.6%	(3)(8)(10)
								50,000	49,692	1.6%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 12.46%	—	7/21/2031	49,934	28,707	19,322	0.6%	(5)(14)
								28,707	19,322	0.6%
Legility, LLC	Professional Services	First Lien Term Loan	2/28/2020	7.00% (6ML+ 6.00%)	1.00	12/17/2025	19,750	19,390	19,750	0.6%	(3)(8)(10)
								19,390	19,750	0.6%
LGC US FINCO, LLC	Machinery	First Lien Term Loan	1/24/2020	7.50% (1ML+ 6.50%)	1.00	12/20/2025	29,550	28,758	26,562	0.8%	(3)(8)(10)
								28,758	26,562	0.8%
Maverick Healthcare Equity, LLC	Health Care Providers & Services	Preferred Units (1,250,000 units)	10/31/2007		—	N/A	—	—	—	—%	(16)
		Class A Common Units (1,250,000 units)	10/31/2007		—	N/A	—	—	—	—%	(16)
								—	—	—%
Medusind Acquisition, Inc. (19)	Health Care Providers & Services	First Lien Term Loan	9/30/2019	9.00% (3ML+ 8.00%)	1.00	4/8/2024	24,324	24,032	23,674	0.7%	(3)(10)
								24,032	23,674	0.7%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note	4/17/2013	Residual Interest, current yield 1.15%	—	10/15/2030	43,650	28,516	15,324	0.5%	(5)(14)
								28,516	15,324	0.5%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 14.50%	—	7/15/2031	47,830	29,590	26,834	0.8%	(5)(14)
								29,590	26,834	0.8%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 11.73%	—	7/19/2030	42,064	32,969	24,504	0.8%	(5)(14)
								32,969	24,504	0.8%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note	8/12/2015	Residual Interest, current yield 16.00%	—	4/16/2031	46,016	25,925	18,360	0.6%	(5)(14)
								25,925	18,360	0.6%
Pearl Intermediate Parent LLC	Health Care Providers & Services	Second Lien Term Loan	2/28/2018	6.40% (1ML+ 6.25%)	—	2/15/2026	5,000	4,983	4,994	0.2%	(3)(8)(10)
								4,983	4,994	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2020 (Unaudited)
(in thousands, except share data)

							September 30, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

PeopleConnect Holdings, LLC (11)	Interactive Media & Services	Revolving Line of Credit - $8,918 Commitment	1/22/2020	10.00% (1ML+ 8.25%)	1.75	1/22/2025	$—	$—	$—	—%	(10)(15)
		Delayed Draw Term Loan - $5,000 Commitment	1/22/2020	10.00% (3ML+ 8.25%)	1.75	1/22/2021	—	—	—	—%	(10)(15)
		Senior Secured Term Loan	1/22/2020	10.00% (3ML+ 8.25%)	1.75	1/22/2025	195,577	195,577	195,577	6.1%	(3)(10)
								195,577	195,577	6.1%
PG Dental Holdings New Jersey, LLC	Health Care Providers & Services	Delayed Draw Term Loan - $5,000 Commitment	5/31/2019	10.00% (3ML+ 7.25%)	2.75	5/31/2024	2,500	2,500	2,500	0.1%	(3)(10)(15)
		Senior Secured Term Loan	5/31/2019	10.00% (3ML+ 7.25%)	2.75	5/31/2024	22,185	22,185	22,185	0.7%	(3)(10)
								24,685	24,685	0.8%
PlayPower, Inc.	Leisure Products	First Lien Term Loan	5/16/2019	5.72% (3ML+ 5.50%)	—	5/10/2026	6,246	6,194	5,993	0.2%	(3)(8)(10)
								6,194	5,993	0.2%
Research Now Group, Inc. & Survey Sampling International LLC	Professional Services	First Lien Term Loan	1/5/2018	6.50% (6ML+ 5.50%)	1.00	12/20/2024	9,725	9,404	9,619	0.3%	(3)(8)(10)
		Second Lien Term Loan	1/5/2018	10.50% (6ML+ 9.50%)	1.00	12/20/2025	50,000	47,727	49,167	1.5%	(3)(8)(10)
								57,131	58,786	1.8%
RGIS Services, LLC	Commercial Services & Supplies	Senior Secured Term Loan	6/25/2020	8.50% (3ML+ 7.50%)	1.00	6/25/2025	8,822	8,822	8,822	0.2%	(8)(10)
		Membership Interest (4.34%)	6/25/2020		—	N/A	—	10,303	8,419	0.3%	(16)
								19,125	17,241	0.5%
RME Group Holding Company	Media	Senior Secured Term Loan A	5/4/2017	7.00% (3ML+ 6.00%)	1.00	5/4/2022	27,459	27,458	27,153	0.8%	(3)(10)
		Senior Secured Term Loan B	5/4/2017	12.00% (3ML+ 11.00%)	1.00	5/4/2022	22,286	22,286	22,032	0.7%	(3)(10)
								49,744	49,185	1.5%
Rocket Software, Inc.	Software	Second Lien Term Loan	12/7/2018	8.51% (3ML+ 8.25%)	—	11/27/2026	50,000	49,615	48,730	1.5%	(3)(8)(10)
								49,615	48,730	1.5%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note	4/11/2014	Residual Interest, current yield 10.90%	—	4/21/2031	27,725	23,604	14,940	0.5%	(5)(14)
								23,604	14,940	0.5%
Rosa Mexicano	Hotels, Restaurants & Leisure	Revolving Line of Credit - $500 Commitment	3/29/2018	6.50% (3ML+ 5.25%) plus 2.25% PIK	1.25	3/29/2023	510	510	465	—%	(10)(15)(39)
		Senior Secured Term Loan	3/29/2018	6.50% (3ML+ 5.25%) plus 2.25% PIK	1.25	3/29/2023	23,324	23,324	21,256	0.7%	(10)(39)
								23,834	21,721	0.7%
Securus Technologies Holdings, Inc.	Communications Equipment	First Lien Term Loan	9/3/2019	5.50% (6ML+ 4.50%)	1.00	11/1/2024	9,898	9,142	9,007	0.3%	(8)(10)
		Second Lien Term Loan	11/3/2017	9.25% (6ML+ 8.25%)	1.00	11/1/2025	50,662	50,539	45,184	1.4%	(3)(8)(10)
								59,681	54,191	1.7%
SEOTownCenter, Inc.	IT Services	Senior Secured Term Loan A	4/10/2018	7.73% (3ML+ 7.50%)	—	4/7/2023	24,644	24,643	24,644	0.8%	(3)(10)(39)
		Senior Secured Term Loan B	4/10/2018	12.73% (3ML+ 12.50%)	—	4/7/2023	19,119	19,119	19,119	0.6%	(3)(10)(39)
								43,762	43,763	1.4%
Shearer’s Foods, LLC	Food Products	Second Lien Term Loan	9/28/2020	8.75% (3ML+ 7.75%)	1.00	9/23/2028	5,000	4,900	4,938	0.2%	(8)(10)
								4,900	4,938	0.2%
Shutterfly, Inc.	Internet & Direct Marketing Retail	First Lien Term Loan	12/9/2019	7.00% (3ML+ 6.00%)	1.00	9/25/2026	17,419	15,775	16,562	0.5%	(3)(8)(10)
								15,775	16,562	0.5%
Sorenson Communications, LLC	Diversified Telecommunication Services	First Lien Term Loan	5/8/2019	6.72% (3ML+ 6.50%)	—	4/29/2024	7,564	7,507	7,564	0.2%	(3)(8)(10)
								7,507	7,564	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2020 (Unaudited)
(in thousands, except share data)

							September 30, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Spectrum Holdings III Corp	Health Care Equipment & Supplies	Second Lien Term Loan	2/13/2018	8.00% (6ML+ 7.00%)	1.00	1/31/2026	$7,500	$7,475	$5,845	0.2%	(3)(8)(10)
								7,475	5,845	0.2%
Staples, Inc.	Distributors	First Lien Term Loan	12/3/2019	5.25% (3ML+ 5.00%)	—	4/16/2026	8,932	8,854	8,438	0.3%	(3)(8)(10)
								8,854	8,438	0.3%
Strategic Materials	Household Durables	Second Lien Term Loan	11/1/2017	8.75% (3ML+ 7.75%)	1.00	11/1/2025	7,000	6,956	5,249	0.2%	(3)(8)(10)
								6,956	5,249	0.2%
Sudbury Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	11/14/2013	Residual Interest, current yield 0.00%	—	1/19/2026	28,200	13,875	3,135	0.1%	(5)(14)(17)
								13,875	3,135	0.1%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note	5/6/2014	Residual Interest, current yield 0.00%	—	7/14/2026	49,250	29,076	15,318	0.5%	(5)(14)(17)
								29,076	15,318	0.5%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note	10/17/2014	Residual Interest, current yield 8.04%	—	1/19/2032	63,831	43,830	22,567	0.7%	(5)(14)
								43,830	22,567	0.7%
TGP HOLDINGS III LLC	Household Durables	Second Lien Term Loan	10/3/2017	9.50% (3ML+ 8.50%)	1.00	9/25/2025	3,000	2,972	3,000	0.1%	(8)(10)
								2,972	3,000	0.1%
The Octave Music Group, Inc. (f/k/a Touchtunes Interactive Networks, Inc.)	Entertainment	First Lien Term Loan	3/6/2020	6.25% (1ML+ 5.25%) plus 0.75% PIK	1.00	5/29/2025	38,573	38,225	37,002	1.2%	(8)(10)(39)
								38,225	37,002	1.2%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	1/26/2018	8.73% (3ML+ 8.50%)	—	1/26/2023	163,521	163,521	163,521	5.1%	(3)(10)(39)
								163,521	163,521	5.1%
Transplace Holdings, Inc.	Transportation Infrastructure	Second Lien Term Loan	10/16/2017	9.75% (6ML+ 8.75%)	1.00	10/6/2025	28,104	27,683	27,683	0.9%	(3)(8)(10)
								27,683	27,683	0.9%
United Sporting Companies, Inc. (18)	Distributors	Second Lien Term Loan	9/28/2012	12.75% (1ML+ 11.00%) plus 2.00% PIK	1.75	11/16/2019	147,423	105,431	6,580	0.2%	(9)(10)
								105,431	6,580	0.2%
Universal Fiber Systems, LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan	10/16/2015	10.50% (1ML+ 9.50%)	1.00	10/2/2022	37,000	36,789	34,797	1.1%	(3)(8)(10)
								36,789	34,797	1.1%
Upstream Newco, Inc.	Health Care Providers & Services	First Lien Term Loan	12/2/2019	4.65% (1ML+ 4.50%)	—	11/20/2026	8,210	8,172	8,018	0.2%	(3)(8)(10)
		Second Lien Term Loan	12/2/2019	8.65% (1ML+ 8.50%)	—	11/20/2027	22,000	21,816	21,869	0.7%	(3)(8)(10)
								29,988	29,887	0.9%
USG Intermediate, LLC	Leisure Products	Revolving Line of Credit - $3,000 Commitment	4/15/2015	10.25% (1ML+ 9.25%)	1.00	8/24/2021	3,000	3,000	3,000	0.1%	(10)(15)
		Senior Secured Term Loan B	4/15/2015	12.75% (1ML+ 11.75%)	1.00	8/24/2022	16,393	16,393	16,393	0.5%	(3)(10)
		Equity	4/15/2015		—	N/A	—	1	—	—%	(16)
								19,394	19,393	0.6%
Venio LLC	Professional Services	Second Lien Term Loan	2/19/2014	4.00% plus 10.00% PIK (3ML + 7.50%)	—	2/19/2020	18,196	18,196	18,196	0.6%	(10)(39)
								18,196	18,196	0.6%
Versant Health Holdco, Inc. (f/k/a Wink Holdco, Inc.)	Insurance	Second Lien Term Loan	12/12/2017	7.75% (1ML+ 6.75%)	1.00	12/1/2025	3,000	2,990	3,000	0.1%	(3)(8)(10)
								2,990	3,000	0.1%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 5.31%	—	10/15/2030	40,613	30,399	23,584	0.7%	(5)(14)
								30,399	23,584	0.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF SEPTEMBER 30, 2020 (Unaudited)
(in thousands, except share data)

							September 30, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 4.95%	—	4/18/2031	$40,772	$30,683	$18,428	0.6%	(5)(14)
								30,683	18,428	0.6%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2016	Residual Interest, current yield 8.36%	—	10/20/2031	28,100	26,204	19,485	0.6%	(5)(14)
								26,204	19,485	0.6%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note	6/13/2017	Residual Interest, current yield 9.80%	—	7/22/2030	44,885	49,945	39,467	1.3%	(5)(14)
								49,945	39,467	1.3%
VT Topco, Inc.	Commercial Services & Supplies	Second Lien Term Loan	8/23/2018	7.15% (1ML+ 7.00%)	—	8/17/2026	7,000	6,974	6,688	0.2%
								6,974	6,688	0.2%
Total Non-Control/Non-Affiliate Investments (Level 3)								$3,335,811	$2,816,638	88.5%

Total Portfolio Investments (Level 3)								$5,828,931	$5,386,385	169.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2020
(in thousands, except share data)

							June 30, 2020
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(42)

CP Energy Services Inc. (20)	Energy Equipment & Services	Senior Secured Term Loan	10/1/2017	12.00% (3ML+ 11.00%)	1.00	12/29/2022	$36,744	$36,744	$36,744	1.2%	(10)(39)
		Senior Secured Term Loan A to Spartan Energy Services, LLC	10/20/2014	9.00% (1ML+ 8.00%)	1.00	12/31/2022	13,156	13,156	13,156	0.4%	(10)
		Senior Secured Term Loan B to Spartan Energy Services, LLC	10/20/2014	15.00% PIK (1ML+ 14.00%)	1.00	12/31/2022	25,234	23,360	5,555	0.1%
		Series B Convertible Preferred Stock (790 shares)	10/30/2015		—	N/A	—	63,225	14,430	0.5%	(16)
		Common Stock (102,924 shares)	8/2/2013		—	N/A	—	86,241	—	—%	(16)
								222,726	69,885	2.2%
Credit Central Loan Company, LLC (21)	Consumer Finance	Subordinated Term Loan	12/28/2012	10.00% plus 10.00% PIK	—	6/26/2024	62,859	59,870	62,859	2.1%	(14)(39)
		Class A Units (14,867,312 units)	12/28/2012		—	N/A	—	19,331	12,826	0.4%	(14)(16)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015		—	N/A	—	—	—	—%	(14)(16)
								79,201	75,685	2.5%
Echelon Transportation, LLC	Aerospace & Defense	Senior Secured Term Loan	3/31/2014	11.75% (1ML+ 9.75%) plus 2.25% PIK	2.00	3/31/2022	45,072	45,072	45,072	1.4%	(10)(39)
		Senior Secured Term Loan	12/9/2016	11.00% (1ML+ 9.00%) plus 1.00% PIK	2.00	12/7/2024	20,399	20,399	20,399	0.7%	(10)(39)
		Membership Interest (100%)	3/31/2014		—	N/A	—	22,737	20,156	0.7%	(16)
								88,208	85,627	2.8%
First Tower Finance Company LLC (23)	Consumer Finance	Subordinated Term Loan to First Tower, LLC	6/24/2014	10.00% plus 10.50% PIK	—	6/24/2024	277,069	277,069	277,069	9.0%	(14)(39)
		Class A Units (95,709,910 units)	6/14/2012		—	N/A	—	81,146	231,396	7.6%	(14)(16)
								358,215	508,465	16.6%
Freedom Marine Solutions, LLC (24)	Energy Equipment & Services	Membership Interest (100%)	11/9/2006		—	N/A	—	43,892	12,351	0.4%	(16)
								43,892	12,351	0.4%
InterDent, Inc. (29)	Health Care Providers & Services	Senior Secured Term Loan A/B	8/1/2018	7.05% (1ML+ 5.05%)	2.00	9/5/2020	14,249	14,249	14,249	0.5%	(10)(39)
		Senior Secured Term Loan A	8/3/2012	6.25% (1ML+ 5.50%)	0.75	9/5/2020	79,242	79,242	79,242	2.6%	(10)(39)
		Senior Secured Term Loan B	8/3/2012	10.00% PIK	—	9/5/2020	128,443	128,443	128,443	4.2%	(39)
		Senior Secured Term Loan C	3/22/2018	18.00% PIK	—	9/5/2020	48,929	35,767	8,823	0.3%
		Senior Secured Term Loan D	9/19/2018	1.00% PIK	—	9/5/2020	9,458	9,351	—	—%
		Common Stock (99,900 shares)	5/3/2019		—	N/A	—	1	—	—%	(16)
								267,053	230,757	7.6%
Kickapoo Ranch Pet Resort	Diversified Consumer Services	Membership Interest (100%)	8/26/2019		—	N/A	—	2,378	3,286	0.1%	(16)
								2,378	3,286	0.1%
MITY, Inc. (25)	Commercial Services & Supplies	Senior Secured Note A	9/19/2013	10.00% (3ML+ 7.00%)	3.00	4/30/2025	26,250	26,250	26,250	0.9%	(10)
		Senior Secured Note B	6/23/2014	10.00% (3ML+ 7.00%) plus 10.00% PIK	3.00	4/30/2025	33,008	33,008	25,655	0.8%	(10)(39)
		Subordinated Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%	—	1/1/2028	7,200	6,350	—	—%	(14)
		Common Stock (42,053 shares)	9/19/2013		—	N/A	—	6,849	—	—%	(16)
								72,457	51,905	1.7%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2020
(in thousands, except share data)

							June 30, 2020
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(42)

National Property REIT Corp. (26)	Equity Real Estate Investment Trusts (REITs) / Online Lending / Structured Finance	Senior Secured Term Loan A	12/31/2018	4.44% (3ML+ 1.44%) plus 3.53% PIK	3.00	12/31/2023	$302,633	$302,633	$302,633	9.9%	(10)(39)
		Senior Secured Term Loan B	12/31/2018	5.00% (3ML+ 2.00%) plus 5.50% PIK	3.00	12/31/2023	45,950	45,950	45,950	1.5%	(10)(39)
		Senior Secured Term Loan C	10/31/2019	11.00% (3ML+ 10.00%) plus 2.25% PIK	1.00	12/31/2023	79,200	79,200	79,200	2.6%	(10)(39)
		Senior Secured Term Loan D	6/19/2020	3.50% (3ML+ 0.50%) plus 2.50% PIK	3.00	12/31/2023	183,425	183,425	183,425	6.0%	(10)(39)
		Residual Profit Interest	12/31/2018		—	N/A	—	—	21,461	0.7%	(35)
		Common Stock (3,254,594 shares)	12/31/2013		—	N/A	—	210	246,064	8.1%	(45)
								611,418	878,733	28.8%
Nationwide Loan Company LLC (27)	Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC	6/18/2014	10.00% plus 10.00% PIK	—	6/18/2021	20,087	20,087	20,087	0.6%	(14)(39)
		Class A Units (38,550,460 units)	1/31/2013		—	N/A	—	20,462	17,151	0.6%	(14)(16)
								40,549	37,238	1.2%
NMMB, Inc. (28)	Media	Delayed Draw Term Loan - $10,000 Commitment	3/25/2020	10.50% (3ML+ 8.50%)	2.00	12/30/2024	—	—	—	—%	(10)(15)
		Senior Secured Note	12/30/2019	10.50% (3ML+ 8.50%)	2.00	12/30/2024	5,025	5,025	5,025	0.2%	(3)(10)
		Common Stock (21,419 shares)	12/30/2019		—	N/A	—	12,869	28,643	0.9%
								17,894	33,668	1.1%
Pacific World Corporation (36)	Personal Products	Revolving Line of Credit - $26,000 Commitment	9/26/2014	8.25% (1ML+ 7.25%)	1.00	9/26/2020	20,825	20,825	20,825	0.7%	(10)(15)
		Senior Secured Term Loan A	12/31/2014	6.25% PIK (1ML+ 5.25%)	1.00	9/26/2020	39,082	39,082	39,082	1.3%	(10)(39)
		Convertible Preferred Equity (247,330 shares)	6/15/2018		—	N/A	—	186,795	—	—%	(16)
		Common Stock (6,778,414 shares)	9/29/2017		—	N/A	—	—	—	—%	(16)
								246,702	59,907	2.0%
R-V Industries, Inc.	Machinery	Senior Subordinated Note	6/12/2013	10.00% (3ML+ 9.00%)	1.00	3/31/2022	28,622	28,622	28,622	0.9%	(3)(10)
		Common Stock (745,107 shares)	6/26/2007		—	N/A	—	6,867	9,943	0.3%	(16)
								35,489	38,565	1.2%
Universal Turbine Parts, LLC (34)	Trading Companies & Distributors	Delayed Draw Term Loan - $5,000 Commitment	2/28/2019	10.25% (1ML+ 7.75%)	2.50	7/22/2021	2,887	2,887	2,887	0.1%	(10)(15)
		Senior Secured Term Loan A	7/22/2016	6.75% (3ML+ 5.75%)	1.00	7/22/2021	30,063	30,063	23,712	0.8%	(10)
		Senior Secured Term Loan B	7/22/2016	12.75% PIK (3ML+ 11.75%)	1.00	7/22/2021	42,941	32,500	—	—%	(9)(10)
		Common Stock (10,000 units)	12/10/2018		—	N/A	—	—	—	—%	(16)
								65,450	26,599	0.9%
USES Corp. (30)	Commercial Services & Supplies	Senior Secured Term Loan A	3/31/2014	9.00% PIK	—	7/29/2022	50,327	30,651	17,325	0.6%	(9)
		Senior Secured Term Loan B	3/31/2014	15.50% PIK	—	7/29/2022	66,283	35,568	—	—%	(9)
		Common Stock (268,962 shares)	6/15/2016		—	N/A	—	—	—	—%	(16)
								66,219	17,325	0.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2020
(in thousands, except share data)

							June 30, 2020
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Control Investments (greater than 25.00% voting control)(42)

Valley Electric Company, Inc. (31)	Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	8.00% (3ML+ 5.00%) plus 2.50% PIK	3.00	12/31/2024	$10,430	$10,430	$10,430	0.3%	(3)(10)(39)
		Senior Secured Note	6/24/2014	8.00% plus 10.00% PIK	—	6/23/2024	33,301	33,301	33,301	1.1%	(39)
		Consolidated Revenue Interest (2.0%)	6/22/2018		—	N/A	—	—	2,448	0.1%	(12)
		Common Stock (50,000 shares)	12/31/2012		—	N/A	—	25,143	83,117	2.7%
								68,874	129,296	4.2%
Total Control Investments (Level 3)								$2,286,725	$2,259,292	73.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2020
(in thousands, except share data)

							June 30, 2020
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Affiliate Investments (5.00% to 24.99% voting control)(43)

Edmentum Ultimate Holdings, LLC (22)	Diversified Consumer Services	Second Lien Revolving Credit Facility to Edmentum, Inc. - $7,834 Commitment	6/9/2015	5.00% PIK	—	12/9/2021	$8,539	$9,986	$8,539	0.2%	(15)(39)
		Unsecured Senior PIK Note	6/9/2015	8.50% PIK	—	12/9/2021	8,920	8,920	8,920	0.3%	(39)
		Unsecured Junior PIK Note	6/9/2015	10.00% PIK	—	12/9/2021	43,048	28,665	42,159	1.4%	(39)
		Class A Units (370,964 units)	6/9/2015		—	N/A	—	6,577	—	—%	(16)
								54,148	59,618	1.9%
Nixon, Inc. (32)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017		—	N/A	—	—	—	—%	(16)
								—	—	—%
PGX Holdings, Inc. (6)	Diversified Consumer Services	1.5 Lien Term Loan	5/27/2020	11.50% PIK (3ML+ 10.50%)	1.00	3/29/2024	1,981	1,981	1,981	0.1%	(10)(39)
		Second Lien Term Loan	9/29/2014	15.75% PIK (1ML+ 14.75%)	1.00	9/29/2024	104,550	104,550	98,873	3.2%	(10)(39)
		Common Stock (28,961,715 shares)	5/27/2020		—	N/A	—	—	5,857	0.2%	(16)
								106,531	106,711	3.5%
Targus Cayman HoldCo Limited (33)	Textiles, Apparel & Luxury Goods	Common Stock (7,383,395 shares)	2/12/2016		—	N/A	—	2,805	21,208	0.7%	(16)
								2,805	21,208	0.7%
Total Affiliate Investments (Level 3)								$163,484	$187,537	6.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2020
(in thousands, except share data)

							June 30, 2020
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan	10/10/2018	7.93% (1ML+ 7.75%)	—	10/1/2026	$25,000	$24,853	$25,000	0.8%	(3)(8)(10)
								24,853	25,000	0.8%
ACE Cash Express, Inc.	Consumer Finance	Senior Secured Note	12/15/2017	12.00%	—	12/15/2022	30,000	28,806	24,338	0.8%	(8)(14)
								28,806	24,338	0.8%
Ahead Data Blue, LLC	IT Services	Second Lien Term Loan	12/13/2019	10.00% (3ML+ 8.50%)	1.50	11/8/2025	70,000	70,000	70,000	2.3%	(3)(10)
								70,000	70,000	2.3%
AmeriLife Holdings, LLC	Insurance	Second Lien Term Loan	4/2/2020	9.50% (3ML+ 8.50%)	1.00	3/18/2028	10,000	9,806	9,806	0.3%	(8)(10)
								9,806	9,806	0.3%
Apidos CLO XI	Structured Finance	Subordinated Structured Note	12/6/2012	Residual Interest, current yield 8.74%	—	10/17/2030	40,500	32,650	25,211	0.8%	(5)(14)
								32,650	25,211	0.8%
Apidos CLO XII	Structured Finance	Subordinated Structured Note	3/15/2013	Residual Interest, current yield 14.25%	—	4/15/2031	52,202	38,099	29,275	1.0%	(5)(14)
								38,099	29,275	1.0%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	Residual Interest, current yield 12.38%	—	4/21/2031	48,515	39,270	27,793	0.9%	(5)(14)
								39,270	27,793	0.9%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	Residual Interest, current yield 15.58%	—	4/21/2031	35,855	30,035	24,192	0.8%	(5)(14)
								30,035	24,192	0.8%
Ark-La-Tex Wireline Services, LLC	Energy Equipment & Services	Escrow Receivable	4/8/2014		—	N/A	—	—	—	—%
								—	—	—%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	Revolving Line of Credit - $3,000 Commitment	2/21/2013	10.75% (3ML+ 8.75%)	2.00	4/30/2021	—	—	—	—%	(10)(15)
		Senior Secured Term Loan	2/21/2013	10.75% (3ML+ 8.75%)	2.00	4/30/2021	71,409	71,409	71,409	2.3%	(3)(10)
								71,409	71,409	2.3%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	Residual Interest, current yield 3.93%	—	7/20/2029	83,098	48,464	30,106	1.0%	(5)(14)
								48,464	30,106	1.0%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	Senior Secured Note	12/4/2017	9.75% (3ML+ 8.50%)	1.25	12/2/2022	166,307	166,307	164,656	5.4%	(3)(10)
								166,307	164,656	5.4%
Brookside Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	4/25/2013	Residual Interest, current yield 0.00%	—	1/17/2028	36,300	17,033	11,920	0.4%	(5)(14)(17)
								17,033	11,920	0.4%
California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note	4/19/2012	Residual Interest, current yield 6.69%	—	7/16/2032	58,915	40,994	27,579	0.9%	(5)(14)
								40,994	27,579	0.9%
Candle-Lite Company, LLC	Household Products	Senior Secured Term Loan A	1/23/2018	6.75% (3ML+ 5.50%)	1.25	1/23/2023	11,937	11,937	11,937	0.4%	(3)(10)
		Senior Secured Term Loan B	1/23/2018	10.75% (3ML+ 9.50%)	1.25	1/23/2023	12,500	12,500	12,425	0.4%	(3)(10)
								24,437	24,362	0.8%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan	10/7/2014	9.32% (6ML+ 8.25%)	1.00	10/7/2022	98,982	98,790	98,982	3.2%	(3)(8)(10)
								98,790	98,982	3.2%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 20.31%	—	4/30/2031	24,870	15,391	13,009	0.4%	(5)(14)
								15,391	13,009	0.4%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2020
(in thousands, except share data)

							June 30, 2020
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 17.05%	—	7/15/2030	$25,534	$18,656	$15,534	0.5%	(5)(14)
								18,656	15,534	0.5%
Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 12.42%	—	10/22/2029	32,200	33,536	25,358	0.8%	(5)(14)
								33,536	25,358	0.8%
CCS-CMGC Holdings, Inc.	Health Care Providers & Services	First Lien Term Loan	5/23/2019	6.57% (6ML+ 5.50%)	—	10/1/2025	6,010	5,929	5,929	0.2%	(3)(8)(10)
		First Lien Term Loan	5/23/2019	6.26% (3ML+ 5.50%)	—	10/1/2025	3,615	3,566	3,566	0.1%	(3)(8)(10)
		Second Lien Term Loan	10/12/2018	9.76% (3ML+ 9.00%)	—	10/1/2026	37,000	36,443	36,443	1.2%	(3)(8)(10)
								45,938	45,938	1.5%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield 7.80%	—	7/29/2030	49,552	38,806	26,006	0.9%	(5)(14)
								38,806	26,006	0.9%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 10.23%	—	4/24/2031	44,100	29,717	21,373	0.7%	(5)(14)
								29,717	21,373	0.7%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 13.44%	—	4/28/2031	45,500	33,090	27,518	0.9%	(5)(14)
								33,090	27,518	0.9%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 9.49%	—	10/17/2030	44,467	31,238	22,711	0.7%	(5)(14)
								31,238	22,711	0.7%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 9.57%	—	10/21/2031	34,000	30,096	26,209	0.9%	(5)(14)
								30,096	26,209	0.9%
Cinedigm DC Holdings, LLC	Entertainment	Senior Secured Term Loan	2/28/2013	11.00% (3ML+ 9.00%) plus 2.50% PIK	2.00	3/31/2021	12,107	12,057	12,107	0.4%	(10)(39)
								12,057	12,107	0.4%
Class Valuation, LLC	Real Estate Management & Development	Senior Secured Term Loan	3/12/2018	9.75% (3ML+ 8.25%)	1.50	3/10/2023	31,747	31,747	31,747	1.0%	(3)(10)
								31,747	31,747	1.0%
Collections Acquisition Company, Inc.	Diversified Financial Services	Senior Secured Term Loan	12/3/2019	10.15% (3ML+ 7.65%)	2.50	6/3/2024	30,165	30,165	30,165	1.0%	(3)(10)
								30,165	30,165	1.0%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 7.78%	—	10/25/2028	40,275	23,099	18,356	0.6%	(5)(14)
								23,099	18,356	0.6%
Coverall North America, Inc.	Commercial Services & Supplies	Senior Secured Term Loan A	11/2/2015	7.00% (3ML+ 6.00%)	1.00	5/3/2021	2,622	2,622	2,622	0.1%	(3)(10)
		Senior Secured Term Loan B	11/2/2015	12.00% (3ML+ 11.00%)	1.00	5/3/2021	22,750	22,750	22,750	0.7%	(3)(10)
								25,372	25,372	0.8%
CP VI Bella Midco	IT Services	Second Lien Term Loan	2/26/2018	6.93% (1ML+ 6.75%)	—	12/29/2025	15,750	15,711	15,750	0.5%	(3)(8)(10)
								15,711	15,750	0.5%
Digital Room, LLC	Commercial Services & Supplies	First Lien Term Loan	5/29/2019	6.07% (6ML+ 5.00%)	—	5/21/2026	9,900	9,785	9,359	0.3%	(3)(8)(10)
		Second Lien Term Loan	5/30/2019	10.07% (6ML+ 9.00%)	—	5/21/2027	70,000	70,000	66,761	2.2%	(3)(8)(10)
								79,785	76,120	2.5%
Dunn Paper, Inc.	Paper & Forest Products	First Lien Term Loan	11/27/2019	5.75% (1ML+ 4.75%)	1.00	8/26/2022	4,488	4,393	4,393	0.1%	(3)(8)(10)
		Second Lien Term Loan	10/7/2016	9.75% (1ML+ 8.75%)	1.00	8/26/2023	11,500	11,395	11,395	0.4%	(3)(8)(10)
								15,788	15,788	0.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2020
(in thousands, except share data)

							June 30, 2020
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Easy Gardener Products, Inc.	Household Durables	Third Lien Term Loan	6/11/2020	10.31% (3ML+ 10.00%)	0.25	9/30/2024	$3,990	$3,990	$3,990	0.2%	(10)
		Class A Units of EZG Holdings, Inc. (200 units)	6/11/2020		—	N/A	—	313	781	—%	(16)
		Class B Units of EZG Holdings, Inc. (12,525 units)	6/11/2020		—	N/A	—	1,688	3,072	0.1%	(16)
								5,991	7,843	0.3%
EDSCO Holding Company LLC	Machinery	Senior Secured Term Loan	1/10/2020	7.50% (1ML+ 6.00%)	1.50	1/10/2025	19,875	19,875	19,875	0.7%	(3)(10)
								19,875	19,875	0.7%
Engine Group, Inc. (7)	Media	Senior Secured Term Loan	9/25/2017	6.00% (1ML+ 5.00%)	1.00	9/15/2022	4,220	4,220	3,760	0.1%	(8)(9)(10)
		Second Lien Term Loan	9/25/2017	10.00% (1ML+ 9.00%)	1.00	9/15/2023	35,000	35,000	2,754	0.1%	(8)(9)(10)
								39,220	6,514	0.2%
EXC Holdings III Corp	Technology Hardware, Storage & Peripherals	Second Lien Term Loan	12/5/2017	8.94% (3ML+ 7.50%)	1.00	12/1/2025	12,500	12,415	12,318	0.4%	(3)(8)(10)
								12,415	12,318	0.4%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 11.47%	—	10/15/2030	50,525	35,451	24,637	0.8%	(5)(14)
								35,451	24,637	0.8%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 10.18%	—	5/16/2031	24,575	16,647	11,093	0.4%	(5)(14)
								16,647	11,093	0.4%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 9.89%	—	7/15/2031	39,905	28,584	16,973	0.6%	(5)(14)
								28,584	16,973	0.6%
GEON Performance Solutions, LLC	Chemicals	Revolving Line of Credit - $3,621 Commitment	12/12/2019	7.88% (1ML+ 6.25%)	1.63	10/25/2024	769	769	767	—%	(10)(15)
		First Lien Term Loan	12/12/2019	7.88% (1ML+ 6.25%)	1.63	10/25/2024	31,223	31,068	31,124	1.0%	(3)(10)
								31,837	31,891	1.0%
Global Tel*Link Corporation	Diversified Telecommunication Services	First Lien Term Loan	8/20/2019	4.43% (1ML+ 4.25%)	—	11/29/2025	9,893	9,538	9,237	0.3%	(3)(8)(10)
		Second Lien Term Loan	12/4/2018	8.43% (1ML+ 8.25%)	—	11/29/2026	40,170	39,394	37,908	1.2%	(3)(8)(10)
								48,932	47,145	1.5%
GlobalTranz Enterprises, Inc.	Air Freight & Logistics	Second Lien Term Loan	5/15/2019	8.43% (1ML+ 8.25%)	—	5/15/2027	12,500	12,500	10,755	0.4%	(3)(8)(10)
								12,500	10,755	0.4%
H.I.G. ECI Merger Sub, Inc.	IT Services	Senior Secured Term Loan A	5/31/2018	7.00% (3ML+ 5.50%)	1.50	5/31/2023	43,792	43,792	44,230	1.4%	(3)(10)
		Senior Secured Term Loan B	5/31/2018	12.00% (3ML+ 10.50%)	1.50	5/31/2023	29,900	29,900	30,199	1.0%	(3)(10)
								73,692	74,429	2.4%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Structured Finance	Subordinated Structured Note	8/7/2012	Residual Interest, current yield 0.00%	—	8/15/2023	23,187	3,736	—	—%	(5)(14)(17)
								3,736	—	—%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Structured Finance	Subordinated Structured Note	3/8/2013	Residual Interest, current yield 0.00%	—	4/15/2025	40,400	19,984	—	—%	(5)(14)(17)
								19,984	—	—%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Structured Finance	Subordinated Structured Note	2/7/2014	Residual Interest, current yield 0.00%	—	4/20/2026	24,500	11,822	—	—%	(5)(14)(17)
								11,822	—	—%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield 0.00%	—	4/28/2025	41,164	21,322	—	—%	(5)(14)(17)
								21,322	—	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield 0.00%	—	10/18/2027	39,597	29,716	16,694	0.5%	(5)(14)(17)
								29,716	16,694	0.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2020
(in thousands, except share data)

							June 30, 2020
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halyard MD OpCo, LLC	Media	First Lien Term Loan	8/6/2018	10.00% (3ML+ 8.00%)	2.00	8/6/2023	$10,415	$10,415	$10,415	0.3%	(3)(10)
								10,415	10,415	0.3%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 0.00%	—	7/18/2031	19,025	12,817	5,814	0.2%	(5)(14)(17)
								12,817	5,814	0.2%
Help/Systems Holdings, Inc.	Software	First Lien Term Loan	11/29/2019	5.75% (1ML+ 4.75%)	1.00	11/19/2026	8,500	8,425	8,425	0.3%	(3)(8)(10)
		Second Lien Term Loan	11/22/2019	9.00% (1ML+ 8.00%)	1.00	11/19/2027	17,500	17,184	17,184	0.6%	(3)(8)(10)
								25,609	25,609	0.9%
Inpatient Care Management Company, LLC	Health Care Providers & Services	Senior Secured Term Loan	6/8/2016	9.00% (3ML+ 8.00%)	1.00	6/8/2021	14,930	14,930	14,746	0.5%	(3)(10)
								14,930	14,746	0.5%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	6/26/2015	Residual Interest, current yield 9.08%	—	10/20/2031	23,594	19,252	11,962	0.4%	(5)(14)
								19,252	11,962	0.4%
K&N Parent, Inc.	Auto Components	First Lien Term Loan	3/3/2020	5.82% (6ML+ 4.75%)	1.00	10/20/2023	1,434	1,244	1,373	—%	(3)(8)(10)
		Second Lien Term Loan	10/28/2016	9.82% (6ML+ 8.75%)	1.00	10/21/2024	25,887	25,532	23,494	0.8%	(3)(8)(10)
								26,776	24,867	0.8%
Keystone Acquisition Corp. (36)	Health Care Providers & Services	Second Lien Term Loan	5/18/2017	10.25% (3ML+ 9.25%)	1.00	5/1/2025	50,000	50,000	49,435	1.6%	(3)(8)(10)
								50,000	49,435	1.6%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 10.41%	—	7/21/2031	49,934	28,237	18,634	0.6%	(5)(14)
								28,237	18,634	0.6%
Legility, LLC	Professional Services	First Lien Term Loan	2/28/2020	7.00% (3ML+ 6.00%)	1.00	12/17/2025	774	759	764	—%	(3)(8)(10)
		First Lien Term Loan	2/28/2020	7.00% (6ML+ 6.00%)	1.00	12/17/2025	19,101	18,739	18,860	0.6%	(3)(8)(10)
								19,498	19,624	0.6%
LGC US FINCO, LLC	Machinery	First Lien Term Loan	1/24/2020	7.50% (1ML+ 6.50%)	1.00	12/20/2025	29,700	28,870	28,780	0.9%	(3)(8)(10)
								28,870	28,780	0.9%
Maverick Healthcare Equity, LLC	Health Care Providers & Services	Preferred Units (1,250,000 units)	10/31/2007		—	N/A	—	—	—	—%	(16)
		Class A Common Units (1,250,000 units)	10/31/2007		—	N/A	—	—	—	—%	(16)
								—	—	—%
Medusind Acquisition, Inc. (19)	Health Care Providers & Services	First Lien Term Loan	9/30/2019	9.00% (3ML+ 8.00%)	1.00	4/8/2024	24,387	24,074	23,800	0.8%	(3)(10)(39)
								24,074	23,800	0.8%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note	4/17/2013	Residual Interest, current yield 2.19%	—	10/15/2030	43,650	28,479	14,794	0.5%	(5)(14)
								28,479	14,794	0.5%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 14.53%	—	7/15/2031	47,830	29,046	25,909	0.8%	(5)(14)
								29,046	25,909	0.8%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 9.72%	—	7/19/2030	42,064	32,798	23,572	0.8%	(5)(14)
								32,798	23,572	0.8%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note	8/12/2015	Residual Interest, current yield 13.38%	—	4/16/2031	46,016	25,700	19,111	0.6%	(5)(14)
								25,700	19,111	0.6%
Pearl Intermediate Parent LLC	Health Care Providers & Services	Second Lien Term Loan	2/28/2018	6.43% (1ML+ 6.25%)	—	2/15/2026	5,000	4,982	4,943	0.2%	(3)(8)(10)
								4,982	4,943	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2020
(in thousands, except share data)

							June 30, 2020
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

PeopleConnect Holdings, LLC (11)	Interactive Media & Services	Revolving Line of Credit - $8,918 Commitment	1/22/2020	10.00% (1ML+ 8.25%)	1.75	1/22/2025	$—	$—	$—	—%	(10)(15)
		Delayed Draw Term Loan - $5,000 Commitment	1/22/2020	10.00% (3ML+ 8.25%)	1.75	1/22/2021	—	—	—	—%	(10)(15)
		Senior Secured Term Loan	1/22/2020	10.00% (3ML+ 8.25%)	1.75	1/22/2025	200,728	200,728	200,728	6.6%	(3)(10)
								200,728	200,728	6.6%
PG Dental Holdings New Jersey, LLC	Health Care Providers & Services	Delayed Draw Term Loan - $5,000 Commitment	5/31/2019	10.00% (3ML+ 7.25%)	2.75	5/31/2024	2,500	2,500	2,477	0.1%	(3)(10)(15)
		Senior Secured Term Loan	5/31/2019	10.00% (3ML+ 7.25%)	2.75	5/31/2024	22,300	22,300	22,095	0.7%	(3)(10)
								24,800	24,572	0.8%
PlayPower, Inc.	Leisure Products	First Lien Term Loan	5/16/2019	5.81% (3ML+ 5.50%)	—	5/10/2026	6,341	6,286	6,087	0.2%	(3)(8)(10)
								6,286	6,087	0.2%
Research Now Group, Inc. & Survey Sampling International LLC	Professional Services	First Lien Term Loan	1/5/2018	6.50% (3ML+ 5.50%)	1.00	12/20/2024	9,750	9,412	9,651	0.4%	(3)(8)(10)
		Second Lien Term Loan	1/5/2018	10.50% (3ML+ 9.50%)	1.00	12/20/2025	50,000	47,617	50,000	1.6%	(3)(8)(10)
								57,029	59,651	2.0%
RGIS Services, LLC	Commercial Services & Supplies	Senior Secured Term Loan	6/25/2020	8.50% (3ML+ 7.50%)	1.00	6/25/2025	8,678	8,678	8,678	0.3%	(8)(10)
		Membership Interest (4.34%)	6/25/2020		—	N/A	—	10,303	9,233	0.3%	(16)
								18,981	17,911	0.6%
RME Group Holding Company	Media	Senior Secured Term Loan A	5/4/2017	7.00% (3ML+ 6.00%)	1.00	5/4/2022	27,646	27,646	27,646	0.9%	(3)(10)
		Senior Secured Term Loan B	5/4/2017	12.00% (3ML+ 11.00%)	1.00	5/4/2022	22,349	22,349	22,349	0.7%	(3)(10)
								49,995	49,995	1.6%
Rocket Software, Inc.	Software	Second Lien Term Loan	12/7/2018	9.01% (3ML+ 8.25%)	—	11/27/2026	50,000	49,599	48,136	1.6%	(3)(8)(10)
								49,599	48,136	1.6%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note	4/11/2014	Residual Interest, current yield 8.32%	—	4/21/2031	27,725	22,967	14,374	0.5%	(5)(14)
								22,967	14,374	0.5%
Rosa Mexicano	Hotels, Restaurants & Leisure	Revolving Line of Credit - $500 Commitment	3/29/2018	2.75% (3ML+ 1.50%) plus 6.00% PIK	1.25	3/29/2023	502	502	449	—%	(10)(15)(39)
		Senior Secured Term Loan	3/29/2018	2.75% (3ML+ 1.50%) plus 6.00% PIK	1.25	3/29/2023	22,999	22,999	20,559	0.7%	(10)(39)
								23,501	21,008	0.7%
Securus Technologies Holdings, Inc.	Communications Equipment	First Lien Term Loan	9/3/2019	5.50% (1ML+ 4.50%)	1.00	11/1/2024	9,898	9,105	8,671	0.3%	(8)(10)
		Second Lien Term Loan	11/3/2017	9.25% (3ML+ 8.25%)	1.00	11/1/2025	50,662	50,533	42,166	1.4%	(3)(8)(10)
								59,638	50,837	1.7%
SEOTownCenter, Inc.	IT Services	Senior Secured Term Loan A	4/10/2018	9.50% (3ML+ 7.50%)	2.00	4/7/2023	24,763	24,763	24,763	0.8%	(3)(10)(39)
		Senior Secured Term Loan B	4/10/2018	14.50% (3ML+ 12.50%)	2.00	4/7/2023	19,119	19,119	19,119	0.6%	(3)(10)(39)
								43,882	43,882	1.4%
Shutterfly, Inc.	Internet & Direct Marketing Retail	First Lien Term Loan	12/9/2019	7.00% (3ML+ 6.00%)	1.00	9/25/2026	17,419	15,706	16,440	0.5%	(3)(8)(10)
								15,706	16,440	0.5%
Sorenson Communications, LLC	Diversified Telecommunication Services	First Lien Term Loan	5/8/2019	6.81% (3ML+ 6.50%)	—	4/29/2024	8,227	8,166	8,166	0.3%	(3)(8)(10)
								8,166	8,166	0.3%
Spectrum Holdings III Corp	Health Care Equipment & Supplies	Second Lien Term Loan	2/13/2018	8.07% (6ML+ 7.00%)	1.00	1/31/2026	7,500	7,474	5,606	0.2%	(3)(8)(10)
								7,474	5,606	0.2%
Staples, Inc.	Distributors	First Lien Term Loan	12/3/2019	5.69% (3ML+ 5.00%)	—	4/16/2026	8,955	8,873	8,135	0.3%	(3)(8)(10)
								8,873	8,135	0.3%
Strategic Materials	Household Durables	Second Lien Term Loan	11/1/2017	8.75% (3ML+ 7.75%)	1.00	11/1/2025	7,000	6,953	5,223	0.2%	(3)(8)(10)
								6,953	5,223	0.2%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2020
(in thousands, except share data)

							June 30, 2020
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interests	12/4/2006		—	N/A	$—	$—	$—	—%	(13)
								—	—	—%
Sudbury Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	11/14/2013	Residual Interest, current yield 0.00%	—	1/19/2026	28,200	13,875	2,632	0.1%	(5)(14)(17)
								13,875	2,632	0.1%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note	5/6/2014	Residual Interest, current yield 0.00%	—	7/14/2026	49,250	29,171	13,608	0.4%	(5)(14)(17)
								29,171	13,608	0.4%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note	10/17/2014	Residual Interest, current yield 3.91%	—	1/19/2032	63,831	43,104	20,287	0.7%	(5)(14)
								43,104	20,287	0.7%
TGP HOLDINGS III LLC	Household Durables	Second Lien Term Loan	10/3/2017	9.50% (3ML+ 8.50%)	1.00	9/25/2025	3,000	2,971	3,000	0.1%	(8)(10)
								2,971	3,000	0.1%
The Octave Music Group, Inc. (f/k/a Touchtunes Interactive Networks, Inc.)	Entertainment	First Lien Term Loan	3/6/2020	6.25% (3ML+ 5.25%) plus 0.75% PIK	1.00	5/29/2025	38,912	38,544	36,910	1.2%	(8)(10)(39)
								38,544	36,910	1.2%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	1/26/2018	8.81% (3ML+ 8.50%)	—	1/26/2023	163,980	163,980	160,830	5.3%	(3)(10)(39)
								163,980	160,830	5.3%
Transplace Holdings, Inc.	Transportation Infrastructure	Second Lien Term Loan	10/16/2017	9.82% (6ML+ 8.75%)	1.00	10/6/2025	28,104	27,662	27,662	0.9%	(3)(8)(10)
								27,662	27,662	0.9%
United Sporting Companies, Inc. (18)	Distributors	Second Lien Term Loan	9/28/2012	12.75% (1ML+ 11.00%) plus 2.00% PIK	1.75	11/16/2019	147,470	105,478	6,966	0.2%	(9)(10)
								105,478	6,966	0.2%
Universal Fiber Systems, LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan	10/16/2015	10.50% (1ML+ 9.50%)	1.00	10/2/2022	37,000	36,762	35,363	1.2%	(3)(8)(10)
								36,762	35,363	1.2%
Upstream Newco, Inc.	Health Care Providers & Services	First Lien Term Loan	12/2/2019	4.68% (1ML+ 4.50%)	—	11/20/2026	8,229	8,192	7,802	0.3%	(3)(8)(10)
		Second Lien Term Loan	12/2/2019	9.57% (6ML+ 8.50%)	—	11/20/2027	22,000	21,810	22,000	0.7%	(3)(8)(10)
								30,002	29,802	1.0%
USG Intermediate, LLC	Leisure Products	Revolving Line of Credit - $1,000 Commitment	4/15/2015	10.25% (1ML+ 9.25%)	1.00	8/24/2020	1,000	1,000	1,000	—%	(10)(15)
		Senior Secured Term Loan B	4/15/2015	12.75% (1ML+ 11.75%)	1.00	8/24/2022	17,232	17,232	17,232	0.6%	(3)(10)
		Equity	4/15/2015		—	N/A	—	1	—	—%	(16)
								18,233	18,232	0.6%
Venio LLC	Professional Services	Second Lien Term Loan	2/19/2014	4.00% plus 10.00% PIK (3ML + 7.50%)	2.50	2/19/2020	27,637	27,637	27,267	0.9%	(10)(39)
								27,637	27,267	0.9%
Versant Health Holdco, Inc. (f/k/a Wink Holdco, Inc.)	Insurance	Second Lien Term Loan	12/12/2017	7.75% (3ML+ 6.75%)	1.00	12/1/2025	3,000	2,990	2,938	0.1%	(3)(8)(10)
								2,990	2,938	0.1%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 7.00%	—	10/15/2030	40,613	29,996	22,509	0.7%	(5)(14)
								29,996	22,509	0.7%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 4.39%	—	4/18/2031	40,773	30,303	17,668	0.6%	(5)(14)
								30,303	17,668	0.6%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2016	Residual Interest, current yield 8.35%	—	10/20/2031	28,100	26,253	18,680	0.6%	(5)(14)
								26,253	18,680	0.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF JUNE 30, 2020
(in thousands, except share data)

							June 30, 2020
Portfolio Company	Industry	Investments(1)(38)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

LEVEL 3 PORTFOLIO INVESTMENTS

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note	6/13/2017	Residual Interest, current yield 9.24%	—	7/22/2030	$44,885	$49,645	$37,860	1.2%	(5)(14)
								49,645	37,860	1.2%
VT Topco, Inc.	Commercial Services & Supplies	Second Lien Term Loan	8/23/2018	7.18% (1ML+ 7.00%)	—	8/17/2026	7,000	6,973	6,662	0.2%	(3)(8)(10)
								6,973	6,662	0.2%
Total Non-Control/Non-Affiliate Investments (Level 3)								$3,332,509	$2,785,499	91.2%

Total Portfolio Investments (Level 3)								$5,782,718	$5,232,328	171.3%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2020 (Unaudited) and June 30, 2020

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

(3)
Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of the investments held by PCF at September 30, 2020 and June 30, 2020 were $1,498,393 and $1,491,022, respectively, representing 27.8% and 28.5% of our total investments, respectively.

(4)
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

(10)
Certain variable rate securities in our portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. The 1-Month LIBOR, or “1ML”, was 0.15% as of September 30, 2020 and 0.16% as of June 30, 2020. The 2-Month LIBOR, or “2ML”, was 0.19% as of September 30, 2020 and 0.23% as of June 30, 2020. The 3-Month LIBOR, or “3ML”, was 0.23% as of September 30, 2020 and 0.30% as of June 30, 2020. The 6-Month LIBOR, or “6ML”, was 0.26% as of September 30, 2020 and 0.37% as of June 30, 2020. The 12-Month LIBOR, or “12ML”, was 0.36% as of September 30, 2020 and 0.55% as of June 30, 2020.

(11)	PeopleConnect Holdings, Inc. and Pubrec Holdings, Inc. are joint borrowers

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

(14)
Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2020 and June 30, 2020, our qualifying

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2020 (Unaudited) and June 30, 2020 (Continued)

assets, as a percentage of total assets, stood at 74.53% and 74.44%, respectively. We monitor the status of these assets on an ongoing basis.

(15)
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of September 30, 2020 and June 30, 2020, we had $42,099 and $41,487, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.

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

(19)	Medusind Acquisition, Inc., Medusind Intermediate, Inc., Medusind Solutions Inc. and Medusind Inc. are joint borrowers.

(20)
CP Holdings of Delaware LLC (“CP Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of September 30, 2020 and June 30, 2020. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. On April 6, 2018, Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”), a previously controlled portfolio company, merged with and into CP Energy, with CP Energy continuing as the surviving corporation. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $13,156 in senior secured term loans (the “Spartan Term Loans”) due to us as of June 30, 2020. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans.  In December 2019, Wolf Energy Holdings, Inc. (“Wolf Energy Holdings”), our Consolidated Holding Company that previously owned 100% of Appalachian Energy LLC (“AEH”); Wolf Energy Services Company, LLC (Wolf Energy Services”); and Wolf Energy, LLC (collectively our previously controlled membership interest and net profit interest investments in “Wolf Energy”), merged with and into CP Energy, with CP Energy continuing as the surviving entity. CP Energy acquired 100% of our equity in Wolf Energy, which is reflected in our valuation of CP Energy common stock as of December 31, 2019. (See Note 14). In September 2020, we made a new $26,193 Series A preferred stock investment in Spartan Energy Holdings, Inc., which equates to 100% of the Series A non-voting non-convertible preferred stock outstanding. In September 2020, Spartan Energy Services, LLC fully repaid the $26,193 Senior Secured Term Loan B receivable to us at par. We recorded a realized gain of $2,832 in our Consolidated Statement of Operations for the quarter ended September 30, 2020 as a result of this transaction.

(21)
Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 98.63% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of September 30, 2020 and June 30, 2020. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company.

(22)	Prospect holds an 11.51% membership interest in Edmentum Ultimate Holdings, LLC (“Edmentum Holdings”), which owns 100% of the equity of Edmentum, Inc.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2020 (Unaudited) and June 30, 2020 (Continued)

(23)
First Tower Holdings of Delaware LLC (“First Tower Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC, the operating company as of September 30, 2020 and June 30, 2020. We report First Tower Finance as a separate controlled company.

(24)
Energy Solutions Holdings Inc., a consolidated entity in which we own 100% of the equity, owns 100% of Freedom Marine Solutions, LLC (“Freedom Marine”), which owns Vessel Company, LLC, Vessel Company II, LLC and Vessel Company III, LLC. We report Freedom Marine as a separate controlled company.

(25)
MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 100% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“Mity-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. Our subordinated unsecured note issued and outstanding to Broda Canada is denominated in Canadian Dollars (“CAD”). As of September 30, 2020 and June 30, 2020, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder.

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

(27)
Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 94.48% of Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC), the operating company, as of September 30, 2020 and June 30, 2020. We report Nationwide Loan Company LLC as a separate controlled company. On June 1, 2015, Nationwide Acceptance LLC completed a reorganization and was renamed Nationwide Loan Company LLC (“Nationwide”) and formed two new wholly owned subsidiaries: Pelican Loan Company LLC (“Pelican”) and Nationwide Consumer Loans LLC. Nationwide assigned 100% of the equity interests in its other subsidiaries to Pelican which, in turn, assigned these interests to a new operating company wholly owned by Pelican named Nationwide Acceptance LLC (“New Nationwide”). New Nationwide also assumed the existing senior subordinated term loan due to Prospect.

(28)
NMMB Holdings, Inc. (“NMMB Holdings”), a consolidated entity in which we own 100% of the equity, owns 92.25% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of September 30, 2020 and June 30, 2020. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company. On December 30, 2019, NMMB executed a dividend recapitalization whereby Prospect invested $15,100 of a first lien term loan to repay NMMB’s existing term loan, provide a shareholder distribution, and pay fees and expenses. As part of the recapitalization, Prospect converted its Series A and Series B preferred securities into 92.42% common equity and received a dividend distribution of $2,797.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2020 (Unaudited) and June 30, 2020 (Continued)

(30)	Prospect owns 99.96% of the equity of USES Corp. as of September 30, 2020 and June 30, 2020.

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

(32)
As of September 30, 2020 and June 30, 2020, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC (f/k/a Nixon Holdco, LLC), the parent company of Nixon, Inc. On February 26, 2018, Prospect entered into a debt forgiveness agreement with Nixon, Inc., which terminated $17,472 Senior Secured Term Loan receivable due to us. We recorded a realized loss of $14,197 in our Consolidated Statement of Operations for the year ended June 30, 2018 as a result of this transaction.

(33)	Prospect owns 9.67% of the equity in Targus Cayman HoldCo Limited (“Targus”), the parent company of Targus International LLC (“Targus International”), as of September 30, 2020 and June 30, 2020.

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

(35)
As of September 30, 2020 and June 30, 2020, the residual profit interest includes both (i) 8.33% of New TLA and TLD residual profit and (ii) 100% of TLC residual profits, with both calculated quarterly in arrears

(36)
Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.96% ownership interest of Pacific World as of September 30, 2020 and June 30, 2020, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2020 (Unaudited) and June 30, 2020 (Continued)

(37)	The following shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of September 30, 2020:

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$69,797	$—	$—	$—	$—	$—	$22,738	$92,535
Commercial Services & Supplies	126,328	—	—	—	—	6,205	6,849	139,382
Construction & Engineering	43,731	—	—	—	—	—	25,143	68,874
Consumer Finance	—	—	355,657	—	—	—	120,939	476,596
Diversified Consumer Services	—	—	—	—	—	—	2,378	2,378
Energy Equipment & Services	51,026	—	—	—	—	—	219,550	270,576
Equity Real Estate Investment Trusts (REITs)	502,804	—	—	—	—	—	210	503,014
Health Care Providers & Services	225,216	—	—	—	—	—	45,118	270,334
Machinery	—	—	28,623	—	—	—	6,866	35,489
Media	4,987	—	—	—	—	—	12,869	17,856
Online Lending	30,621	—	—	—	—	—	—	30,621
Personal Products	60,541	—	—	—	—	—	186,795	247,336
Trading Companies & Distributors	65,280	—	—	—	—	—	—	65,280
Structured Finance (A)	101,200	—	—	—	—	—	—	101,200
Total Control Investments	$1,281,531	$—	$384,280	$—	$—	$6,205	$649,455	$2,321,471
Affiliate Investments
Diversified Consumer Services	$—	$2,873	$117,405	$—	$—	$41,989	$6,577	$168,844
Textiles, Apparel & Luxury Goods	—	—	—	—	—	—	2,805	2,805
Total Affiliate Investments	$—	$2,873	$117,405	$—	$—	$41,989	$9,382	$171,649
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	—	$12,500	—	$—	$—	$—	$12,500
Auto Components	26,979	—	25,553	—	—	—	—	52,532
Chemicals	31,077	—	—	—	—	—	—	31,077
Commercial Services & Supplies	40,463	—	175,785	—	—	—	10,303	226,551
Communications Equipment	9,142	—	50,539	—	—	—	—	59,681
Consumer Finance	32,156	—	2,757	—	—	—	—	34,913
Distributors	172,375	—	105,431	—	—	—	—	277,806
Diversified Financial Services	30,165	—	—	—	—	—	—	30,165
Diversified Telecommunication Services	17,043	—	39,424	—	—	—	—	56,467
Entertainment	50,282	—	—	—	—	—	—	50,282
Food Products	—	—	29,759	—	—	—	—	29,759
Health Care Equipment & Supplies	—	—	7,475	—	—	—	—	7,475
Health Care Providers & Services	151,569	—	113,265	—	—	—	—	264,834
Hotels, Restaurants & Leisure	23,834	—	—	—	—	—	—	23,834
Household Durables	—	—	9,928	3,979	—	—	2,001	15,908
Household Products	24,375	—	—	—	—	—	—	24,375
Insurance	—	—	16,968	—	—	—	—	16,968
Interactive Media & Services	195,577	—	—	—	—	—	—	195,577
Internet & Direct Marketing Retail	15,775	—	—	—	—	—	—	15,775
IT Services	91,856	—	85,712	—	—	—	—	177,568
Leisure Products	25,587	—	—	—	—	—	1	25,588

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2020 (Unaudited) and June 30, 2020 (Continued)

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Machinery	46,461	—	—	—	—	—	—	46,461
Media	64,229	—	35,000	—	—	—	—	99,229
Paper & Forest Products	4,404	—	11,404	—	—	—	—	15,808
Professional Services	28,794	—	65,923	—	—	—	—	94,717
Real Estate Management & Development	31,537	—	—	—	—	—	—	31,537
Software	8,386	—	66,813	—	—	—	—	75,199
Technology Hardware, Storage & Peripherals	—	—	12,419	—	—	—	—	12,419
Textiles, Apparel & Luxury Goods	165,390	—	36,789	—	—	—	—	202,179
Transportation Infrastructure	—	—	27,683	—	—	—	—	27,683
Structured Finance (A)	—	—	—	—	1,100,944	—	—	1,100,944
Total Non-Control/Non-Affiliate	$1,287,456	$—	$931,127	$3,979	$1,100,944	$—	$12,305	$3,335,811
Total Portfolio Investment Cost	$2,568,987	$2,873	$1,432,812	$3,979	$1,100,944	$48,194	$671,142	$5,828,931
The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of September 30, 2020:

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Control Investments
Aerospace & Defense	$69,797	—	$—	$—	$—	$—	$22,327	$92,124	2.9%
Commercial Services & Supplies	71,441	—	—	—	—	—	—	71,441	2.2%
Construction & Engineering	43,731	—	—	—	—	—	89,893	133,624	4.2%
Consumer Finance	—	—	358,544	—	—	—	266,976	625,520	19.7%
Diversified Consumer Services	—	—	—	—	—	—	3,000	3,000	0.1%
Energy Equipment & Services	48,050	—	—	—	—	—	18,610	66,660	2.1%
Equity Real Estate Investment Trusts (REITs)	502,804	—	—	—	—	—	278,955	781,759	24.6%
Health Care Providers & Services	225,216	—	—	—	—	—	11,768	236,984	7.4%
Machinery	—	—	28,622	—	—	—	12,477	41,099	1.3%
Media	4,987	—	—	—	—	—	23,113	28,100	0.9%
Online Lending	30,621	—	—	—	—	—	—	30,621	1.0%
Personal Products	60,541	—	—	—	—	—	6,433	66,974	2.1%
Trading Companies & Distributors	28,466	—	—	—	—	—	—	28,466	0.9%
Structured Finance (A)	101,200	—	—	—	—	—	—	101,200	3.2%
Total Control Investments	$1,186,854	$—	$387,166	$—	$—	$—	$733,552	$2,307,572	72.5%
Fair Value % of Net Assets	37.3%	—%	12.1%	—%	—%	—%	23.1%	72.5%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2020 (Unaudited) and June 30, 2020 (Continued)

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Affiliate Investments
Distributors	$—	$—	$—	$—	$—	$—	$—	$—	—%
Diversified Consumer Services	—	2,873	117,405	—	—	53,262	63,649	237,189	7.5%
Textiles, Apparel & Luxury Goods	—	—	—	—	—	—	24,986	24,986	0.8%
Total Affiliate Investments	$—	$2,873	$117,405	$—	$—	$53,262	$88,635	$262,175	8.2%
Fair Value % of Net Assets	—%	0.1%	3.6%	—%	—%	1.7%	2.8%	8.2%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$—	$10,386	$—	$—	$—	$—	$10,386	0.3%
Auto Components	27,859	—	24,160	—	—	—	—	52,019	1.6%
Chemicals	31,222	—	—	—	—	—	—	31,222	1.0%
Commercial Services & Supplies	40,325	—	173,869	—	—	—	8,419	222,613	7.0%
Communications Equipment	9,007	—	45,184	—	—	—	—	54,191	1.7%
Consumer Finance	29,210	—	2,870	—	—	—	—	32,080	1.0%
Distributors	171,959	—	6,580	—	—	—	—	178,539	5.6%
Diversified Financial Services	30,165	—	—	—	—	—	—	30,165	0.9%
Diversified Telecommunication Services	17,035	—	39,082	—	—	—	—	56,117	1.8%
Entertainment	49,040	—	—	—	—	—	—	49,040	1.5%
Food Products	—	—	29,938	—	—	—	—	29,938	0.9%
Health Care Equipment & Supplies	—	—	5,845	—	—	—	—	5,845	0.2%
Health Care Providers & Services	151,154	—	113,555	—	—	—	—	264,709	8.3%
Hotels, Restaurants & Leisure	21,721	—	—	—	—	—	—	21,721	0.7%
Household Durables	—	—	8,249	3,980	—	—	5,810	18,039	0.6%
Household Products	24,375	—	—	—	—	—	—	24,375	0.8%
Insurance	—	—	16,978	—	—	—	—	16,978	0.5%
Interactive Media & Services	195,577	—	—	—	—	—	—	195,577	6.1%
Internet & Direct Marketing Retail	16,562	—	—	—	—	—	—	16,562	0.5%
IT Services	91,857	—	85,750	—	—	—	—	177,607	5.6%
Leisure Products	25,386	—	—	—	—	—	—	25,386	0.8%
Machinery	44,265	—	—	—	—	—	—	44,265	1.4%
Media	62,654	—	7,386	—	—	—	—	70,040	2.2%
Paper & Forest Products	4,404	—	11,404	—	—	—	—	15,808	0.5%
Professional Services	29,369	—	67,363	—	—	—	—	96,732	3.0%
Real Estate Management & Development	31,537	—	—	—	—	—	—	31,537	1.0%
Software	8,458	—	65,928	—	—	—	—	74,386	2.3%
Technology Hardware, Storage & Peripherals	—	—	12,377	—	—	—	—	12,377	0.4%
Textiles, Apparel & Luxury Goods	165,390	—	34,797	—	—	—	—	200,187	6.3%
Transportation Infrastructure	—	—	27,683	—	—	—	—	27,683	0.9%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2020 (Unaudited) and June 30, 2020 (Continued)

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Structured Finance (A)	—	—	—	—	730,514	—	—	730,514	23.0%
Total Non-Control/Non-Affiliate	$1,278,531	$—	$789,384	$3,980	$730,514	$—	$14,229	$2,816,638	88.5%
Fair Value % of Net Assets	40.2%	—%	24.8%	0.1%	23.0%	—%	0.4%	88.5%
Total Portfolio	$2,465,385	$2,873	$1,293,955	$3,980	$730,514	$53,262	$836,416	$5,386,385	169.3%
Fair Value % of Net Assets	77.5%	0.1%	40.7%	0.1%	22.9%	1.7%	26.3%	169.3%
(A) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.
(B) Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.

(38)	The following table shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of June 30, 2020:

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$65,471	$—	$—	$—	$—	$—	$22,737	$88,208
Commercial Services & Supplies	125,477	—	—	—	—	6,350	6,849	138,676
Construction & Engineering	43,731	—	—	—	—	—	25,143	68,874
Consumer Finance	—	—	357,026	—	—	—	120,939	477,965
Diversified Consumer Finance	—	—	—	—	—	—	2,378	2,378
Energy Equipment & Services	73,260	—	—	—	—	—	193,358	266,618
Equity Real Estate Investment Trusts (REITs)	486,058	—	—	—	—	—	210	486,268
Health Care Providers & Services	267,052	—	—	—	—	—	1	267,053
Machinery	—	—	28,622	—	—	—	6,867	35,489
Media	5,025	—	—	—	—	—	12,869	17,894
Online Lending	45,950	—	—	—	—	—	—	45,950
Personal Products	59,907	—	—	—	—	—	186,795	246,702
Trading Companies & Distributors	65,450	—	—	—	—	—	—	65,450
Structured Finance (A)	79,200	—	—	—	—	—	—	79,200
Total Control Investments	$1,316,581	$—	$385,648	$—	$—	$6,350	$578,146	$2,286,725
Affiliate Investments
Diversified Consumer Services	$—	$1,981	$114,536	$—	$—	$37,585	$6,577	$160,679
Textiles, Apparel & Luxury Goods	—	—	—	—	—	—	2,805	2,805
Total Affiliate Investments	$—	$1,981	$114,536	$—	$—	$37,585	$9,382	$163,484
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$—	$12,500	$—	$—	$—	$—	$12,500
Auto Components	1,244	—	25,532	—	—	—	—	26,776
Chemicals	31,837	—	—	—	—	—	—	31,837
Commercial Services & Supplies	43,835	—	175,763		—	—	10,303	229,901
Communications Equipment	9,105	—	50,533		—	—	—	59,638
Consumer Finance	28,806	—	—	—	—	—	—	28,806
Distributors	172,853	—	105,478	—	—	—	—	278,331
Diversified Financial Services	30,165	—	—	—	—	—	—	30,165
Diversified Telecommunication Services	17,704	—	39,394	—	—	—	—	57,098

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2020 (Unaudited) and June 30, 2020 (Continued)

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Entertainment	50,601	—	—	—	—	—	—	50,601
Food Products	—	—	24,853	—	—	—	—	24,853
Health Care Equipment & Supplies	—	—	7,474	—	—	—	—	7,474
Health Care Providers & Services	152,900	—	113,235	—	—	—	—	266,135
Hotels, Restaurants & Leisure	23,501	—	—	—	—	—	—	23,501
Household Durables	—	—	9,924	3,990	—	—	2,001	15,915
Household Products	24,437	—	—	—	—	—	—	24,437
Insurance	—	—	12,796	—	—	—	—	12,796
Interactive Media & Services	200,728	—	—	—	—	—	—	200,728
Internet & Direct Marketing Retail	15,706	—	—	—	—	—	—	15,706
IT Services	117,574	—	85,711	—	—	—	—	203,285
Leisure Products	24,518	—	—	—	—	—	1	24,519
Machinery	48,745	—	—	—	—	—	—	48,745
Media	64,630	—	35,000	—	—	—	—	99,630
Paper & Forest Products	4,393	—	11,395	—	—	—	—	15,788
Professional Services	28,910	—	75,254	—	—	—	—	104,164
Real Estate Management & Development	31,747	—	—	—	—	—	—	31,747
Software	8,425	—	66,783	—	—	—	—	75,208
Technology Hardware, Storage & Peripherals	—	—	12,415	—	—	—	—	12,415
Textiles, Apparel & Luxury Goods	166,307	—	36,762	—	—	—	—	203,069
Transportation Infrastructure	—	—	27,662	—	—	—	—	27,662
Structured Finance (A)	—	—	—	—	1,089,079	—	—	1,089,079
Total Non-Control/Non-Affiliate	$1,298,671	$—	$928,464	$3,990	$1,089,079	$—	$12,305	$3,332,509
Total Portfolio Investment Cost	$2,615,252	$1,981	$1,428,648	$3,990	$1,089,079	$43,935	$599,833	$5,782,718

The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of June 30, 2020:

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Control Investments
Aerospace & Defense	$65,471	$—	$—	$—	$—	$—	$20,156	$85,627	2.8%
Commercial Services & Supplies	69,230	—	—	—	—	—	—	69,230	2.3%
Construction & Engineering	43,731	—	—	—	—	—	85,565	129,296	4.2%
Consumer Finance	—	—	360,015	—	—	—	261,373	621,388	20.3%
Diversified Consumer Services	—	—	—	—	—	—	3,286	3,286	0.1%
Energy Equipment & Services	55,455	—	—	—	—	—	26,781	82,236	2.7%
Equity Real Estate Investment Trusts (REITs)	486,058	—	—	—	—	—	267,525	753,583	24.7%
Health Care Providers & Services	230,757	—	—	—	—	—	—	230,757	7.6%
Machinery	—	—	28,622	—	—	—	9,943	38,565	1.3%
Media	5,025	—	—	—	—	—	28,643	33,668	1.1%
Online Lending	45,950	—	—	—	—	—	—	45,950	1.5%
Personal Products	59,907	—	—	—	—	—	—	59,907	2.0%
Trading Companies & Distributors	26,599	—	—	—	—	—	—	26,599	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2020 (Unaudited) and June 30, 2020 (Continued)

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Structured Finance (A)	79,200	—	—	—	—	—	—	79,200	2.6%
Total Control Investments	$1,167,383	$—	$388,637	$—	$—	$—	$703,272	$2,259,292	73.9%
Fair Value % of Net Assets	38.2%		12.7%	—%	—%	—%	23.0%	73.9%
Affiliate Investments
Diversified Consumer Services	$—	$1,981	$107,412	$—	$—	$51,079	$5,857	$166,329	5.4%
Textiles, Apparel & Luxury Goods	—	—	—	—	—	—	21,208	21,208	0.7%
Total Affiliate Investments	$—	$1,981	$107,412	$—	$—	$51,079	$27,065	$187,537	6.1%
Fair Value % of Net Assets	—%	0.1%	3.5%	—%	—%	1.7%	0.9%	6.1%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$—	$10,755	$—	$—	$—	$—	$10,755	0.4%
Auto Components	1,373	—	23,494	—	—	—	—	24,867	0.8%
Chemicals	31,891	—	—	—	—	—	—	31,891	1.0%
Commercial Services & Supplies	43,409	—	172,405	—	—	—	9,233	225,047	7.4%
Communications Equipment	8,671	—	42,166	—	—	—	—	50,837	1.7%
Consumer Finance	24,338	—	—	—	—	—	—	24,338	0.8%
Distributors	168,965	—	6,966	—	—	—	—	175,931	5.8%
Diversified Financial Services	30,165	—	—	—	—	—	—	30,165	1.0%
Diversified Telecommunication Services	17,403	—	37,908	—	—	—	—	55,311	1.8%
Entertainment	49,017	—	—	—	—	—	—	49,017	1.6%
Food Products	—	—	25,000	—	—	—	—	25,000	0.8%
Health Care Equipment & Supplies	—	—	5,606	—	—	—	—	5,606	0.2%
Health Care Providers & Services	151,824	—	112,821	—	—	—	—	264,645	8.7%
Hotels, Restaurants & Leisure	21,008	—	—	—	—	—	—	21,008	0.7%
Household Durables	—	—	8,223	3,990	—	—	3,853	16,066	0.5%
Household Products	24,362	—	—	—	—	—	—	24,362	0.8%
Insurance	—	—	12,744	—	—	—	—	12,744	0.4%
Interactive Media & Services	200,728	—	—	—	—	—	—	200,728	6.6%
Internet & Direct Marketing Retail	16,440	—	—	—	—	—	—	16,440	0.5%
IT Services	118,311	—	85,750	—	—	—	—	204,061	6.7%
Leisure Products	24,319	—	—	—	—	—	—	24,319	0.8%
Machinery	48,655	—	—	—	—	—	—	48,655	1.6%
Media	64,170	—	2,754	—	—	—	—	66,924	2.2%
Paper & Forest Products	4,393	—	11,395	—	—	—	—	15,788	0.5%
Professional Services	29,275	—	77,267	—	—	—	—	106,542	3.5%
Real Estate Management & Development	31,747	—	—	—	—	—	—	31,747	1.0%
Software	8,425	—	65,320	—	—	—	—	73,745	2.4%
Technology Hardware, Storage & Peripherals	—	—	12,318	—	—	—	—	12,318	0.4%
Textiles, Apparel & Luxury Goods	164,656	—	35,363	—	—	—	—	200,019	6.5%
Transportation Infrastructure	—	—	27,662	—	—	—	—	27,662	0.9%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2020 (Unaudited) and June 30, 2020 (Continued)

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Structured Finance (A)	—	—	—	—	708,961	—	—	708,961	23.2%
Total Non-Control/Non-Affiliate	$1,283,545	$—	$775,917	$3,990	$708,961	$—	$13,086	$2,785,499	91.2%
Fair Value % of Net Assets	42.0%	—%	25.4%	0.1%	23.2%	—%	0.4%	91.2%
Total Portfolio	$2,450,928	$1,981	$1,271,966	$3,990	$708,961	$51,079	$743,423	$5,232,328	171.2%
Fair Value % of Net Assets	80.2%	0.1%	41.6%	0.1%	23.2%	1.7%	24.3%	171.2%
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2020 (Unaudited) and June 30, 2020 (Continued)

(39)
The interest rate on these investments, excluding those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.

The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended September 30, 2020:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Cinedigm DC Holdings, LLC - Senior Secured Term Loan	—%	2.50%	2.50%
CP Energy Services Inc. - Senior Secured Term Loan	12.00%	—%	12.00%	(A)
Credit Central Loan Company, LLC - Subordinated Term Loan	10.00%	—%	10.00%	(B)
Echelon Transportation, LLC - Senior Secured Term Loan	2.25%	—%	2.25%	(C)
Echelon Transportation, LLC - Senior Secured Term Loan	1.00%	—%	1.00%	(D)
Edmentum Ultimate Holdings, LLC - Second Lien Revolving Credit Facility	5.00%	—%	5.00%
Edmentum Ultimate Holdings, LLC - Unsecured Senior PIK Note	8.50%	—%	8.50%
Edmentum Ultimate Holdings, LLC - Unsecured Junior PIK Note	10.00%	—%	10.00%
First Tower Finance Company LLC - Subordinated Term Loan	—%	12.00%	12.00%
InterDent, Inc. - Senior Secured Term Loan B	10.00%	—%	10.00%
MITY, Inc. - Senior Secured Note B	10.00%	—%	10.00%
National Property REIT Corp. - Senior Secured Term Loan A-2	—%	3.53%	3.53%
National Property REIT Corp. - Senior Secured Term Loan B-2	—%	5.50%	5.50%
National Property REIT Corp. - Senior Secured Term Loan C	—%	2.25%	2.25%
National Property REIT Corp. - Senior Secured Term Loan D	—%	2.50%	2.50%
Nationwide Loan Company LLC - Senior Subordinated Term Loan	3.35%	6.65%	10.00%
Pacific World Corporation - Senior Secured Term Loan A	6.25%	—%	6.25%
PGX Holdings, Inc. - Second Lien Term Loan	15.75%	—%	15.75%
PGX Holdings, Inc. - 1.5 Lien	11.50%	—%	11.50%
Rosa Mexicano - Revolving Line of Credit	5.50%	—%	5.50%	(E)
Rosa Mexicano - Senior Secured Term Loan	5.50%	—%	5.50%	(E)
RGIS Services, LLC - Senior Secured Term Loan	6.50%	—%	6.50%
SEOTOWNCENTER, INC. - Senior Secured Term Loan A	—%	4.00%	4.00%	(F)
SEOTOWNCENTER, INC. - Senior Secured Term Loan B	—%	9.00%	9.00%	(G)
The Octave Music Group, Inc. (fka Touchtunes) - First Lien Term Loan	—%	0.75%	0.75%
Town & Country Holdings, Inc. - First Lien Term Loan	—%	5.00%	5.00%	(H)
Valley Electric Co. of Mt. Vernon, Inc. - Senior Secured Note	—%	2.50%	2.50%
Valley Electric Company, Inc. - Senior Secured Note	—%	10.00%	10.00%
Venio LLC - Second Lien Term Loan	5.00%	5.00%	10.00%
(A) On August 28, 2020, the CP Energy Sixth Amendment to Loan Agreement was amended to allow 100% of the September 30, 2020 interest accruing in cash to be payable in kind resulting in a current PIK rate capitalized of 12.00%.
(B) On December 17, 2018, the Credit Central Senior Subordinated Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 20.00%.
(C) On January 31, 2018, the Echelon Fourth Amended and Restated Credit Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 14.00%.
(D) On January 31, 2018, the Echelon Fourth Amended and Restated Credit Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 12.00%.
(E) On April 29, 2020, the Rosa Mexicano Fifth Amendment and Waiver to Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 5.50%.
(F) On May 20, 2020, the SEOTownCenter Limited Waiver and Fourth Amendment to Loan Agreement was amended to allow a Maximum Term Loan A PIK Rate of 4.00% for the interest accruing in cash to be payable in kind, at the borrowers election.
(G) On May 20, 2020, the SEOTownCenter Limited Waiver and Fourth Amendment to Loan Agreement was amended to allow a Maximum Term Loan B PIK Rate of 9.00% for the interest accruing in cash to be payable in kind, at the borrowers election.
(H) On March 31, 2020, the Town & Country Fourth Amendment to Loan Agreement was amended to allow a Maximum Term Loan PIK Rate of 5.00% for the interest accruing in cash to be payable in kind, at the borrowers election.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2020 (Unaudited) and June 30, 2020 (Continued)

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2020 (Unaudited) and June 30, 2020 (Continued)

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

(40)
As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the three months ended September 30, 2020 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2020	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at September 30, 2020	Interest income	Dividend income	Other income	Net realized gains (losses)
CP Energy Services Inc.	$51,174	$1,127	$(1)	$(17,406)	$34,894	$1,127	$—	$—	$—
CP Energy - Spartan Energy Services, Inc.	18,711	26,193	(23,361)	(2,128)	19,415	303	—	6	2,832
Credit Central Loan Company, LLC	75,685	3,369	—	(730)	78,324	3,370	—	—	—
Echelon Transportation, LLC	85,627	4,325	—	2,172	92,124	2,338	—	—	—
First Tower Finance Company LLC	508,465	—	(4,911)	6,546	510,100	15,480	—	—	—
Freedom Marine Solutions, LLC	12,351	—	—	—	12,351	—	—	—	—
InterDent, Inc.	230,757	3,282	—	2,945	236,984	4,937	—	—	—
Kickapoo Ranch Pet Resort	3,286	—	—	(286)	3,000	—	—	—	—
MITY, Inc.	51,905	851	(145)	(3,632)	48,979	2,373	—	—	—
National Property REIT Corp.	878,733	38,746	(15,329)	11,430	913,580	13,402	—	8,898	—
Nationwide Loan Company LLC	37,238	173	—	(315)	37,096	1,033	—	—	—
NMMB, Inc.	33,668	—	(38)	(5,530)	28,100	135	—	—	—
Pacific World Corporation	59,907	634	—	6,433	66,974	1,141	—	—	—
R-V Industries, Inc.	38,565	—	—	2,534	41,099	716	—	—	—
Universal Turbine Parts, LLC	26,599	—	(170)	2,037	28,466	594	—	—	—
USES Corp.	17,325	—	—	5,137	22,462	—	—	—	—
Valley Electric Company, Inc.	129,296	—	—	4,328	133,624	1,778	—	167	—
Total	$2,259,292	$78,700	$(43,955)	$13,535	$2,307,572	$48,727	$—	$9,071	$2,832
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2020 (Unaudited) and June 30, 2020 (Continued)

(41)
As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the three months ended September 30, 2020 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2019	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at September 30, 2020	Interest income	Dividend income	Other income	Net realized gains (losses)
Edmentum Ultimate Holdings, LLC	$59,618	$3,066	$—	$4,924	$67,608	$3,090	$—	$—	$—
Nixon, Inc.	—	—	—	—	—	—	—	—	—
PGX Holdings, Inc.	106,711	5,099	—	57,771	169,581	4,272	—	—	—
Targus Cayman HoldCo Limited	21,208	—	—	3,778	24,986	—	—	—	—
Total	$187,537	$8,165	$—	$66,473	$262,175	$7,362	$—	$—	$—
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2020 (Unaudited) and June 30, 2020 (Continued)

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2020 (Unaudited) and June 30, 2020 (Continued)

(44)
Acquisition date represents the date of PSEC's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at PSEC's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments) (See endnote 45 for NPRC equity follow-on acquisitions):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
ACE Cash Express, Inc.	Senior Secured Note	5/24/2019, 7/16/2019, 12/20/2019, 8/27/2020, 9/30/2020	$14,095
Amerilife Group, LLC	Second Lien Term Loan	9/3/2020	4,165
Apidos CLO XI	Subordinated Structured Note	11/2/2016	2,160
Apidos CLO XII	Subordinated Structured Note	1/26/2018	4,070
Apidos CLO XV	Subordinated Structured Note	3/29/2018	6,480
Apidos CLO XXII	Subordinated Structured Note	2/24/2020	1,912
Atlantis Health Care Group (Puerto Rico), Inc.	Revolving Line of Credit	4/15/2013, 5/21/2013, 3/11/2014, 6/26/2017, 9/29/2017, 10/12/2017, 10/31/2017	7,500
Atlantis Health Care Group (Puerto Rico), Inc.	Senior Secured Term Loan	12/9/2016	42,000
Barings CLO 2018-III	Subordinated Structured Note	5/18/2018	9,255
Broder Bros., Co.	Senior Secured Note	1/29/2019, 2/28/2019	450
Brookside Mill CLO Ltd.	Subordinated Structured Note	1/29/2018	3,605
California Street CLO IX Ltd.	Subordinated Structured Note	9/6/2016, 10/17/2016	6,842
Capstone Logistics Acquisition, Inc.	Second Lien Term Loan	6/12/2015	37,500
CCS-CMGC Holdings, Inc.	First Lien Term Loan	10/8/2019	4,692
CCS-CMGC Holdings, Inc.	Second Lien Term Loan	8/20/2019	1,993
Cent CLO 21 Limited	Subordinated Structured Note	7/12/2018	1,024
CIFC Funding 2014-IV-R, Ltd.	Subordinated Structured Note	10/12/2018	1,158
Coverall North America, Inc.	Senior Secured Term Loan A	7/2/2018	13
Coverall North America, Inc.	Senior Secured Term Loan B	7/2/2018	2
CP Energy Services Inc.	Common Stock	10/11/2013, 12/26/2013, 4/6/2018, 12/31/2019	69,586
CP VI Bella Midco	Second Lien Term Loan	8/10/2018, 10/15/2018, 5/23/2019, 6/4/2019	13,711
Credit Central Loan Company, LLC	Class A Units	12/28/2012, 3/28/2014, 6/26/2014, 9/28/2016, 8/21/2019	11,975
Credit Central Loan Company, LLC	Subordinated Term Loan	6/26/2014, 9/28/2016	41,335
Curo Group Holdings Corp.	Second Lien Term Loan	7/31/2020	841
Echelon Transportation, LLC	Membership Interest	3/31/2014, 9/30/2014, 12/9/2016	22,488
Echelon Transportation, LLC	Senior Secured Term Loan	11/14/2018, 7/9/2019, 5/5/2020	4,600
Edmentum Ultimate Holdings, LLC	Second Lien Revolving Credit Facility to Edmentum, Inc.	2/19/2016, 3/17/2016, 4/20/2016, 5/19/2016, 6/22/2016, 1/31/2017, 2/14/2017, 3/1/2017, 3/14/2017, 3/28/2017, 4/11/2017, 4/25/2017, 5/10/2017, 10/30/2017, 11/8/2017, 11/21/2017, 12/20/2017, 1/3/2018, 1/17/2018, 1/30/2018, 12/12/2018, 12/21/2018, 1/15/2019, 2/1/2019, 2/26/2019, 2/28/2019, 3/18/2019, 4/9/2019,11/22/2019,12/17/2019, 1/21/2020	33,080
First Brands Group	First Lien Term Loan	8/19/2020	5,615
First Tower Finance Company LLC	Class A Units	12/30/2013, 6/24/2014, 12/15/2015, 11/21/2016, 3/9/2018	39,885
First Tower Finance Company LLC	Subordinated Term Loan to First Tower, LLC	12/15/2015, 3/9/2018	20,924
Freedom Marine Solutions, LLC	Membership Interest	10/1/2009, 12/22/2009, 1/13/2010, 3/30/2010, 5/13/2010, 2/14/2011, 4/28/2011, 7/7/2011, 10/20/2011, 10/30/2015, 1/7/2016, 4/11/2016, 8/11/2016, 1/30/2017, 4/20/2017, 6/13/2017, 8/30/2017, 1/17/2018, 2/15/2018, 5/8/2018, 10/31/2018	39,868
Galaxy XV CLO, Ltd.	Subordinated Structured Note	8/21/2015, 3/10/2017	9,161
Galaxy XXVII CLO, Ltd.	Subordinated Structured Note	6/11/2015	1,460
GEON Performance Solutions, LLC	Revolving Line of Credit	12/12/2019, 1/10/2020, 2/3/2020, 2/6/2020, 3/2/2020, 3/6/2020, 4/9/2020, 5/7/2020, 6/3/2020	3,796
Global Tel*Link Corporation	Second Lien Term Loan	4/10/2019, 8/22/2019, 9/20/2019	14,686
HELP/SYSTEMS HOLDINGS, INC.	First Lien Term Loan	11/29/2019	8,415
Help/Systems Holdings, Inc.	Second Lien Term Loan	5/10/2018, 3/11/2019, 11/22/2019	19,649
Inpatient Care Management Company, LLC	Senior Secured Term Loan	12/22/2016, 6/29/2018	10,003
Interdent, Inc.	Senior Secured Term Loan A	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2020 (Unaudited) and June 30, 2020 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Interdent, Inc.	Senior Secured Term Loan B	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
Interdent, Inc.	Senior Secured Term Loan C	8/1/2018	31,558
Interdent, Inc.	Senior Secured Term Loan D	2/3/2020, 4/6/2020	4,350
Jefferson Mill CLO Ltd.	Subordinated Structured Note	9/21/2018	2,047
K&N Parent, Inc.	Second Lien Term Loan	8/14/2018, 9/5/2018, 9/7/2018, 9/10/2018, 9/24/2018	12,695
Kickapoo Ranch Pet Resort	Membership Interest	10/21/2019, 12/4/2019	28
LCM XIV Ltd.	Subordinated Structured Note	9/25/2015, 5/18/2018	9,422
MITY, Inc.	Common Stock	6/23/2014	7,200
MITY, Inc.	Senior Secured Note A	1/17/2017	8,000
MITY, Inc.	Senior Secured Note B	1/17/2017, 6/3/2019	11,000
Nationwide Loan Company LLC	Class A Units	3/28/2014, 6/18/2014, 9/30/2014, 6/29/2015, 3/31/2016, 8/31/2016, 5/31/2017, 10/31/2017	20,469
Nationwide Loan Company LLC	Senior Subordinated Term Loan to Nationwide Acceptance LLC	12/28/2015, 8/31/2016	1,999
National Property REIT Corp.	Senior Secured Term Loan A	4/3/2020, 5/15/2020, 6/10/2020, 7/29/2020, 8/14/2020, 9/15/2020	36,054
National Property REIT Corp.	Senior Secured Term Loan C	10/23/2019, 1/23/2020, 3/31/2020, 4/8/2020, 8/4/2020	101,200
NMMB, Inc.	Senior Secured Term Loan	12/30/2019	15,100
Octagon Investment Partners XV, Ltd.	Subordinated Structured Note	4/27/2015, 8/3/2015, 6/27/2017	10,516
Octagon Investment Partners 18-R Ltd.	Subordinated Structured Note	3/23/2018	8,908
Pacific World Corporation	Revolving Line of Credit	10/21/2014, 12/19/2014, 4/7/2015, 4/22/2015, 8/12/2016, 10/18/2016, 2/7/2017, 2/21/2017, 4/26/2017, 10/11/2017, 10/17/2017, 1/16/2018, 12/27/2018, 3/15/2019, 7/2/2019, 8/15/2019	36,825
Pacific World Corporation	Convertible Preferred Equity	4/3/2019, 4/29/2019, 6/3/2019, 10/4/2019, 11/12/2019, 12/20/2019, 1/7/2020, 3/5/2020	20,100
PeopleConnect Holdings, LLC	Revolving Line of Credit	1/31/2020	1,115
PG Dental Holdings New Jersey, LLC	Delayed Draw Term Loan	8/26/2019, 4/3/2020	2,500
PG Dental Holdings New Jersey, LLC	Senior Secured Term Loan	5/31/2019	20
PGX Holdings, Inc.	1.5 Lien Loan	9/18/2020	809
PGX Holdings, Inc.	Second Lien Term Loan	12/23/2016, 12/28/2016	15,034
Romark WM-R Ltd.	Subordinated Structured Note	3/29/2018	5,125
Rosa Mexicano	Revolving Line of Credit	3/27/2020	500
R-V Industries, Inc.	Common Stock	12/27/2016	1,854
Securus Technologies Holdings, Inc.	Second Lien Term Loan	11/13/2017, 11/24/2017, 8/6/2018, 8/24/2018, 3/18/2019	22,750
SEOTownCenter, Inc.	Senior Secured Term Loan A	11/2/2018	3,000
SEOTownCenter, Inc.	Senior Secured Term Loan B	11/2/2018	2,000
Sorenson Communications, LLC	First Lien Term Loan	5/14/2019	8,000
Symphony CLO XV, Ltd.	Subordinated Structured Note	12/7/2018	2,655
Town & Country Holdings, Inc.	First Lien Term Loan	7/13/2018, 7/16/2018	105,000
Transplace Holdings, Inc.	Second Lien Term Loan	1/4/2018	3,518
United Sporting Companies, Inc.	Second Lien Term Loan	3/7/2013	58,650
Universal Turbine Parts, LLC	Delayed Draw Term Loan	10/24/2019, 2/7/2020, 2/26/2020	2,900
USES Corp.	Senior Secured Term Loan A	6/15/2016, 6/29/2016, 2/22/2017, 4/27/2017, 5/4/2017, 8/30/2017, 10/11/2017, 12/11/2018, 8/30/2019	14,100
USG Intermediate, LLC	Revolving Line of Credit	7/2/2015, 9/23/2015, 9/14/2017, 8/21/2019, 9/17/2020	7,200
USG Intermediate, LLC	Senior Secured Term Loan B	8/24/2017	2,975
Valley Electric Company, Inc.	Common Stock	12/31/2012, 6/24/2014	18,502
Valley Electric Company, Inc.	Senior Secured Note	6/30/2014, 8/31/2018	5,129
Voya CLO 2014-1, Ltd.	Subordinated Structured Note	3/29/2018	3,943

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of September 30, 2020 (Unaudited) and June 30, 2020 (Continued)

(45)
Since Prospect's initial common equity investment in NPRC on December 31, 2013, we have made numerous additional follow-on investments that have been used to invest in new and existing properties as well as online consumer loans and rated secured structured notes. These follow-on acquisitions are summarized by fiscal year below (excluding effects of return of capital distributions). Details of specific transactions are included in the respective fiscal year Form 10-K filing (refer to endnote 44 for NPRC term loan follow-on investments):

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

On May 15, 2007, we formed a wholly owned subsidiary Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Our wholly owned subsidiary Prospect Small Business Lending, LLC (“PSBL”) was formed on January 27, 2014, and purchases small business whole loans on a recurring basis from online small business loan originators, including On Deck Capital, Inc. (“OnDeck”). On September 30, 2014, we formed a wholly-owned subsidiary Prospect Yield Corporation, LLC (“PYC”) and effective October 23, 2014, PYC holds a portion of our collateralized loan obligations ("CLOs"), which we also refer to as subordinated structured notes ("SSNs"). Each of these subsidiaries have been consolidated since operations commenced.
We consolidate certain of our wholly owned and substantially wholly owned holding companies formed by us in order to facilitate our investment strategy. The following companies are included in our consolidated financial statements and are collectively referred to as the “Consolidated Holding Companies”: CP Holdings of Delaware LLC (“CP Holdings”); Credit Central Holdings of Delaware, LLC; Energy Solutions Holdings Inc.; First Tower Holdings of Delaware LLC (“First Tower Delaware”); MITY Holdings of Delaware Inc.; Nationwide Acceptance Holdings LLC; NMMB Holdings, Inc. (“NMMB Holdings”); NPH Property Holdings, LLC (“NPH”); Prospect Opportunity Holdings I, Inc. (“POHI”); SB Forging Company, Inc. (“SB Forging”); STI Holding, Inc.; UTP Holdings Group Inc. (“UTP Holdings”); Valley Electric Holdings I, Inc. (“Valley Holdings I”) ; and Valley Electric Holdings II, Inc. (“Valley Holdings II”).
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
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three months ended September 30, 2020.

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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2020 and June 30, 2020, our qualifying assets as a percentage of total assets, stood at 74.53% and 74.44%, respectively.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of September 30, 2020, approximately 0.7% of our total assets at fair value are in non-accrual status.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of September 30, 2020, we do not expect to have any excise tax due for the 2020 calendar year. Thus, we have not accrued any excise tax for this period.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2020, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2017 and thereafter remain subject to examination by the Internal Revenue Service.
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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of September 30, 2020 and June 30, 2020, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.

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
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic No. 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The effectiveness of the amended guidance in ASU 2016-13 did not have a material effect on our consolidated financial statements and disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The standard will modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU No. 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted upon issuance of this ASU. The effectiveness of the amended guidance in ASU 2018-13 did not have a material effect on our consolidated financial statements and disclosures.
In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture these portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules will be effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. We evaluated the impact of adopting the Final Rules on our consolidated financial statements and because the new definition of “significant subsidiary” contained therein is specific to investment companies, we elected to early adopt the Final Rules for our year ended June 30, 2020. Refer to Note 3. Portfolio Investments - Unconsolidated Significant Subsidiaries for disclosure.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended September 30, 2020.
In August 2020, FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result,

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

after adoption, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted.
Tax Cuts and Jobs Act
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed the Code, including, a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Act also authorizes the IRS to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax and Jobs Act, or regulations or other guidance issued under it, might affect us, our business or the business of our portfolio companies. However, our portfolio companies may or may not make certain elections under the Tax Act that could materially increase their taxable earnings and profits. Any such increase in the earnings and profits of a portfolio company may result in the characterization of certain distributions sourced from sale proceeds as dividend income, which may increase our distributable taxable income. Additional uncertainty is anticipated particularly in light of the current presidential election in the United States and the impact the presidential and congressional elections may have on federal regulation and taxation. We will continue to monitor and account for the future impacts of federal regulatory and state guidance in the interim period in which such additional guidance is issued.
Note 3. Portfolio Investments
At September 30, 2020, we had investments in 122 long-term portfolio investments and CLOs, which had an amortized cost of $5,828,931 and a fair value of $5,386,385. At June 30, 2020, we had investments in 121 long-term portfolio investments and CLOs, which had an amortized cost of $5,782,718 and a fair value of $5,232,328.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $177,141 and $94,540 during the three months ended September 30, 2020 and September 30, 2019, respectively. Debt repayments and considerations from sales of equity securities of approximately $145,410 and $247,371 were received during the three months ended September 30, 2020 and September 30, 2019, respectively.
The following table shows the composition of our investment portfolio as of September 30, 2020 and June 30, 2020:

	September 30, 2020		June 30, 2020
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$38,363	$38,318	$38,469	$36,944
Senior Secured Debt	2,539,272	2,435,715	2,586,769	2,422,523
Subordinated Secured Debt	1,431,016	1,292,160	1,424,633	1,269,398
Subordinated Unsecured Debt	48,194	53,262	43,935	51,079
Subordinated Structured Notes	1,100,944	730,514	1,089,079	708,961
Equity	671,142	836,416	599,833	743,423
Total Investments	$5,828,931	$5,386,385	$5,782,718	$5,232,328

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

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of September 30, 2020:

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$38,318	$38,318
Senior Secured Debt	—	—	2,435,715	2,435,715
Subordinated Secured Debt	—	—	1,292,160	1,292,160
Subordinated Unsecured Debt	—	—	53,262	53,262
Subordinated Structured Notes	—	—	730,514	730,514
Equity	—	—	836,416	836,416
Total Investments	$—	$—	$5,386,385	$5,386,385
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended September 30, 2020:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2020	$2,259,292	$187,537	$2,785,499	$5,232,328
Net realized losses on investments	$2,832	$—	$—	$2,832
Net change in unrealized (losses) gains(1)	13,535	66,473	27,836	107,844
Net realized and unrealized (losses) gains	16,367	66,473	27,836	110,676
Purchases of portfolio investments	64,939	808	91,053	156,800
Payment-in-kind interest	13,660	5,694	987	20,341
Accretion (amortization) of discounts and premiums, net	101	1,663	12,718	14,482
Repayments and sales of portfolio investments	(46,787)	—	(101,455)	(148,242)
Fair value as of September 30, 2020	$2,307,572	$262,175	$2,816,638	$5,386,385

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2020	$36,944	$2,422,523	$1,269,398	$51,079	$708,961	$743,423	$5,232,328
Net realized (losses) gains on investments		2,832				—	2,832
Net change in unrealized (losses) gains(1)	35	60,684	16,380	(629)	9,692	21,682	107,844
Net realized and unrealized (losses) gains	35	63,516	16,380	(629)	9,692	21,682	110,676
Purchases of portfolio investments	2,000	115,998	12,607	—	—	26,195	156,800
Payment-in-kind interest	116	10,689	8,242	1,294	—	—	20,341
Accretion (amortization) of discounts and premiums, net	—	507	451	1,663	11,861	—	14,482
Repayments and sales of portfolio investments	(777)	(132,401)	(14,918)	(145)	—	(1)	(148,242)
Transfers within Level 3(1)	—	(45,117)	—	—	—	45,117	—
Fair value as of September 30, 2020	$38,318	$2,435,715	$1,292,160	$53,262	$730,514	$836,416	$5,386,385

(1)	Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following tables show the aggregate changes in the fair value of our Level 3 investments during the three months ended September 30, 2019:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2019	$2,475,924	$76,682	$3,100,947	$5,653,553
Net realized gains on investments	—	—	(2,490)	(2,490)
Net change in unrealized (losses)(1)	(39,021)	18,020	(29,610)	(50,611)
Net realized and unrealized (losses)	(39,021)	18,020	(32,100)	(53,101)
Purchases of portfolio investments	11,950	—	66,297	78,247
Payment-in-kind interest	12,962	283	1,253	14,498
Accretion (amortization) of discounts and premiums, net	73	—	(1,838)	(1,765)
Repayments and sales of portfolio investments	(64,158)	(21,722)	(159,000)	(244,880)
Transfers in (out) of Level 3(1)	—	—	(20,555)	(20,555)
Fair value as of September 30, 2019	$2,397,730	$73,263	$2,955,004	$5,425,997

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Small Business Loans	Rated Secured Structured Notes	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2019	$34,239	$2,449,357	$1,329,799	$33,058	$—	$46,851	$850,694	$909,555	$5,653,553
Net realized gains on investments	—	(120)	12	—	36	—	(2,418)	—	(2,490)
Net change in unrealized gains (losses)	(401)	(37,849)	2,596	9,429	—	(193)	(26,295)	2,102	(50,611)
Net realized and unrealized gains (losses)	(401)	(37,969)	2,608	9,429	36	(193)	(28,713)	2,102	(53,101)
Purchases of portfolio investments	2,500	45,299	14,964	—	—	5,534	—	9,950	78,247
Payment-in-kind interest	104	9,016	5,200	178	—	—	—	—	14,498
Accretion (amortization) of discounts and premiums, net	—	104	1,897	—	—	(53)	(3,713)	—	(1,765)
Repayments and sales of portfolio investments	(2,337)	(144,899)	(97,474)	(143)	(36)	—	—	9	(244,880)
Transfers in (out) of Level 3	—	(20,555)	—	—	—	—	—	—	(20,555)
Fair value as of September 30, 2019	$34,105	$2,300,353	$1,256,994	$42,522	$—	$52,139	$818,268	$921,616	$5,425,997

(1)
Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended September 30, 2019 one of our senior secured notes transferred from Level 3 to Level 2 because the inputs to the valuation became observable.

The net change in unrealized gains (losses) on the investments that use Level 3 inputs was $54,481 and ($49,639) for investments still held as of September 30, 2020 and September 30, 2019, respectively.

Impact of the novel coronavirus (“Wuhan Virus”) pandemic
The U.S. capital markets are experiencing a period of extreme volatility and disruption. In December 2019, a novel strain of coronavirus (the "Wuhan Virus") surfaced in Wuhan, China. The Wuhan Virus has been declared a pandemic by the World Health Organization and, in response to the outbreak, the U.S. Health and Human Services Secretary has declared a public health emergency in the United States. The Wuhan Virus has had a devastating impact on the global economy, including the U.S. economy, and has resulted in a global economic rescission.
Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. The Wuhan Virus pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the reintroduction of business shutdowns, cancellations of and restrictions on events and travel, significant reductions in demand for certain goods and services, reductions in and restrictions on business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, have begun to lift the public health restrictions with a view to reopening their economies, recurring Wuhan Virus

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, the absence of viable treatment options or a vaccine could lead people to continue to self-isolate and not participate in the economy at prepandemic levels for a prolonged period of time. Further, the extent and strength of any economic recovery after the Wuhan Virus pandemic abates, including following any "second wave" or other intensifying of the pandemic, is uncertain and subject to various factors and conditions. Even after the Wuhan Virus pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession.
The Wuhan Virus pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies and SSN investments. The Wuhan Virus pandemic is having a particularly adverse impact on industries in which certain of our portfolio companies operate, including energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The Wuhan Virus pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies and SSN investments after September 30, 2020, including for the reasons described herein. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the Wuhan Virus pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.
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
The Wuhan Virus pandemic has adversely impacted the fair value of our investments as of September 30, 2020, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the Wuhan Virus pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the Wuhan Virus pandemic. As a result, our valuations at September 30, 2020 may not show the complete or continuing impact of the Wuhan Virus pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after September 30, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of September 30, 2020 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
Senior Secured Debt	$1,278,531	Discounted cash flow (Yield analysis)	Market yield	4.8% to 21.7%	10.3%
Senior Secured Debt	357,807	Enterprise value waterfall (Market approach)	EBITDA multiple	4.3x to 9.9x	8.1x
Senior Secured Debt	124,625	Enterprise value waterfall (Market approach)	Revenue multiple	0.5x to 1.2x	0.9x
Senior Secured Debt	69,797	Enterprise value waterfall (Discounted cash flow)	Discount rate	8.2% to 11.1%	9.5%
Senior Secured Debt (1)	30,621	Enterprise value waterfall	Loss-adjusted discount rate	5.0% to 17.5%	11.8%
Senior Secured Debt (2)	101,200	Enterprise value waterfall	Discount rate (3)	7.7% to 14.0%	9.9%
Senior Secured Debt	502,804	Enterprise value waterfall (NAV analysis)	Capitalization Rate	4.2% to 8.1%	6.2%
Subordinated Secured Debt	876,238	Discounted cash flow (Yield analysis)	Market yield	6.4% to 20.1%	10.8%
Subordinated Secured Debt	37,270	Enterprise value waterfall (Market approach)	EBITDA multiple	7.0x to 12.5x	8.5x
Subordinated Secured Debt	22,176	Enterprise value waterfall (Market approach)	Revenue multiple	0.3x to 0.5x	0.4x
Subordinated Secured Debt (4)	358,544	Enterprise value waterfall (Market approach)	Tangible book value multiple	0.8x to 2.7x	2.5x
Subordinated Secured Debt	6,580	Asset recovery analysis	n/a	n/a	n/a
Subordinated Unsecured Debt	53,262	Enterprise value waterfall (Market approach)	EBITDA multiple	5.3x to 12.5x	12.0x
Subordinated Structured Notes	730,514	Discounted cash flow	Discount rate (3)	2.7% to 32.5%	22.2%
Preferred Equity	12,692	Enterprise value waterfall (Market approach)	Revenue multiple	0.5x to 1.1x	0.8x
Common Equity/Interests/Warrants	231,973	Enterprise value waterfall (Market approach)	EBITDA multiple	4.3x to 12.5x	6.6x
Common Equity/Interests/Warrants	5,810	Enterprise value waterfall (Market approach)	Revenue multiple	0.4x to 0.5x	0.4x
Common Equity/Interests/Warrants (2)	12,082	Enterprise value waterfall	Discount rate (3)	7.7% to 14.0%	9.9%
Common Equity/Interests/Warrants	244,634	Enterprise value waterfall (NAV analysis)	Capitalization Rate	4.2% to 8.1%	6.2%
Common Equity/Interests/Warrants (4)	266,976	Enterprise value waterfall (Market approach)	Tangible book value multiple	0.8x to 2.7x	2.5x
Common Equity/Interests/Warrants (5)	22,239	Enterprise value waterfall (NAV analysis)	Capitalization Rate	4.2% to 8.1%	6.2%
Common Equity/Interests/Warrants	27,659	Enterprise value waterfall (Discounted cash flow)	Discount rate	8.5% to 30.0%	11.6%
Common Equity/Interests/Warrants	12,351	Asset recovery analysis	n/a	n/a	n/a
Total Level 3 Investments	$5,386,385

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

(1)
Represents an investment in a Real Estate Investment Trust subsidiary. The Enterprise Value analysis includes the fair value of our investments in such indirect subsidiary’s consumer loans purchased from online consumer lending platforms, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above. In addition, the valuation also used projected loss rates as an unobservable input ranging from 0.0%-4.5%, with a weighted average of 0.2%.

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

(4)
Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes book value multiples as noted above. In addition, the valuation of certain consumer finance companies utilizes the enterprise value waterfall technique whereby the significant unobservable input is the earnings multiple and the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies the earnings multiple ranges from 6.8x to 8.0x with a weighted average of 7.5x and the discount rate ranges from 13.1% to 14.1% with a weighted average of 13.6%.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

(1)
Represents an investment in a Real Estate Investment Trust subsidiary. The Enterprise Value analysis includes the fair value of our investments in such indirect subsidiary’s consumer loans purchased from online consumer lending platforms, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above. In addition, the valuation also used projected loss rates as an unobservable input ranging from 0.0%-4.8%, with a weighted average of 0.3%.

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
On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR rates after 2021 (the “FCA Announcement”). Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board (“ARRC”) and the Federal Reserve Bank of New York. On August 24, 2017, the Federal Reserve Board requested public comment on a proposal by the Federal Reserve Bank of New York, in cooperation with the Office of Financial Research, to produce three new reference rates intended to serve as alternatives to LIBOR. These alternative rates are based on overnight repurchase agreement transactions secured by U.S. Treasury Securities. On December 12, 2017, following consideration of public comments, the Federal Reserve Board concluded that the public would benefit if the Federal Reserve Bank of New York published the three proposed reference rates as alternatives to LIBOR (the “Federal Reserve Board Notice”). In April 2018, the Federal Reserve System, in conjunction with the ARRC, announced the replacement of LIBOR with a new index, calculated by short term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). On June 12, 2019, the Staff from the SEC’s Division of Corporate Finance, Division of Investment Management, Division of Trading and Markets, and Office of the Chief Accountant issued a statement about the potentially significant effects on financial markets and market participants when LIBOR is discontinued in 2021 and no longer available as a reference benchmark rate. The Staff encouraged all market participants to identify contracts that reference LIBOR and begin transitions to alternative rates.
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
During the three months ended September 30, 2020, the valuation methodology for Ahead Data Blue, LLC (“Ahead Data Blue”) changed to incorporate the take-out technique. As a result of the company’s continued performance, the fair value of our investment in Ahead Data Blue remained at $70,000 as of September 30, 2020, which is equal to its amortized cost.
During the three months ended September 30, 2020, the valuation methodology for Engine Group, Inc. (“Engine”) for the Second Lien Term Loan changed to incorporate the yield technique. As a result of the company’s impending restructuring transaction, the

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

fair value of our investment in the Engine Second Lien Term Loan increased to $7,386 as of September 30, 2020, a discount of $27,614 from its amortized cost, compared to the $32,246 unrealized depreciation recorded at June 30, 2020.
During the three months ended September 30, 2020, the valuation methodology for EXC Holdings III Corp (“EXC”) changed to incorporate Markit quotes. As a result of the company’s performance and tightened market spreads, the fair value of our investment in EXC increased to $12,377 as of September 30, 2020, a discount of $42 from its amortized cost, compared to the $97 unrealized depreciation recorded at June 30, 2020.

During the three months ended September 30, 2020, the valuation methodology for Global Tel*Link Corporation (“Global Tel”) for the First Lien Term Loan changed to incorporate Markit quotes. As a result of tightened market spreads, the fair value of our investment in Global Tel First Lien Term Loan increased to $9,471 as of September 30, 2020, a discount of $65 from its amortized cost, compared to the $301 unrealized depreciation recorded at June 30, 2020.

During the three months ended September 30, 2020, the valuation methodology for Research Now Group, Inc. & Survey Sampling International LLC (“Research Now”) for the First Lien Term Loan changed to incorporate Markit quotes. As a result of the company’s performance, the fair value of our investment in Research Now First Lien Term Loan decreased to $9,619 as of September 30, 2020, a premium of $214 from its amortized cost, compared to the $239 unrealized appreciation recorded at June 30, 2020.

During the three months ended September 30, 2020, the valuation methodology for Rosa Mexicano changed to incorporate the Current Value Method (“CVM”). As a result of tightened market spreads, the fair value of our investment in Rosa Mexicano increased to $21,721 as of September 30, 2020, a discount of $2,113 from its amortized cost, compared to the $2,493 unrealized depreciation recorded at June 30, 2020.
During the three months ended September 30, 2020, the valuation methodology for Shutterfly, Inc. (“Shutterfly”) changed to remove Markit quotes. As a result of tightened market spreads, the fair value of our investment in Shutterfly increased to $16,562 as of September 30, 2020, a premium of $787 from its amortized cost, compared to the $734 unrealized appreciation recorded at June 30, 2020.
During the three months ended September 30, 2020, the valuation methodology for Venio LLC (“Venio”) changed to remove the yield method. As a result of the company’s sale of the Reporting and Consulting business, the fair value of our investment in Venio increased to $18,196 as of September 30, 2020.

During the three months ended September 30, 2019, we recorded a realized loss of $2,420 related to four of our Subordinated Structured Notes. During the three months ended September 30, 2020, we did not record any such loss.
During the three months ended September 30, 2020, we received partial repayments of $15,329 of our loans previously outstanding with NPRC, and $38,746 of debt financing to NPRC to provide working capital and support real estate capital expenditures and to fund purchases of rated secured structured notes.
The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of September 30, 2020, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 6,354 individual loans and residual interest in four securitizations, and had an aggregate fair value of $30,644. The average outstanding individual loan balance is approximately $3 and the loans mature on dates ranging from October 1, 2020 to April 19, 2025 with a weighted-average outstanding term of 18 months as of September 30, 2020. Fixed interest rates range from 6.0% to 36.0% with a weighted-average current interest rate of 22.0%. As of September 30, 2020, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $30,621.
As of September 30, 2020, based on outstanding principal balance, 13.6% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 32.8% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 53.6% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$2,785	$2,691	6.0% - 24.1%	12.5%
Prime	6,731	6,334	6.0% - 36.0%	18.0%
Near Prime	11,024	10,608	6.0% - 36.0%	26.8%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

*Weighted by outstanding principal balance of the online consumer loans.

The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of September 30, 2020, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 34 investments with a fair value of $188,885 and face value of $208,342. The average outstanding note is approximately $6,128 with an expected maturity date ranging from April 2026 to April 2029 and weighted-average expected maturity of 8 years as of September 30, 2020. Coupons range from three-month Libor (“3ML”) plus 5.45% to 9.45% with a weighted-average coupon of 3ML + 7.16%. As of September 30, 2020, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $101,200.
As of September 30, 2020, based on outstanding notional balance, 25% of the portfolio was invested in Single - B rated tranches and 75% of the portfolio in BB rated tranches.
As of September 30, 2020, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $634,835 and a fair value of $913,580, including our investment in online consumer lending and rated secured structured notes as discussed above. The fair value of $781,759 related to NPRC’s real estate portfolio was comprised of thirty-nine multi-families properties, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of September 30, 2020.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	—
3	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,068
4	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,470
5	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,030
6	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,074
7	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	13,710
8	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	9,928
9	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	12,952
10	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
11	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
12	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	85,118
13	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	15,527
14	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,694
15	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	29,942
16	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	17,036
17	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	17,272
18	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	24,718
19	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	19,210
20	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,719
21	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,144
22	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	43,070
23	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
24	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
25	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
26	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
27	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	51,160
28	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
29	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	14,679
30	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
31	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
32	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
33	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
34	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	44,044
35	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	14,185
36	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
37	Laurel Pointe Holdings, LLC	Forest Park, GA	5/9/2018	33,005	26,400
38	Bradford Ridge Holdings, LLC	Forest Park, GA	5/9/2018	12,500	10,000
39	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
40	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	39,525
41	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	19,335
42	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
43	Ashwood Ridge Holdings LLC	Jonesboro, GA	9/21/2018	9,600	7,300
44	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
45	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
46	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
47	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
48	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	30,127
49	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	14,662
50	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
				$1,843,477	$1,543,261
On September 28 2020, Spartan Energy Services, LLC fully repaid the $26,193 Senior Secured Term Loan B receivable to us at par. We recorded a realized gain of $2,832 as a result of this transaction.
As of September 30, 2020, $3,179,433 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR floors ranging from 0.0% - 3.0%. As of September 30, 2020, $640,022 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 5.0% - 22.0%. As of June 30, 2020, $3,148,081 of our loans to portfolio companies, at fair value, bore interest at floating rates and have LIBOR floors ranging from 0.0% to 3.0%. As of June 30, 2020, $631,863 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 1.0% to 20.5%.
As of September 30, 2020 and June 30, 2020, the cost basis of our loans on non-accrual status amounted to $243,370 and $311,895, respectively, with fair value of $39,632 and $45,183, respectively. The fair values of these investments represent approximately 0.7% and 0.9% of our total assets at fair value as of September 30, 2020 and June 30, 2020, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of September 30, 2020 and June 30, 2020, we had $42,099 and $41,487, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of September 30, 2020 and June 30, 2020.
We have guaranteed $2,487 in standby letters of credit issued through a financial intermediary and $4,186 of equipment lease obligations on behalf of InterDent, Inc. (“InterDent”) as of September 30, 2020. Under these arrangements, we would be required to make payments to the financial intermediary or equipment lease provider, respectively, if InterDent was to default on their related payment obligations. As of September 30, 2020, we have not recorded a liability on the statement of assets and liabilities for these guarantees as the likelihood of default on the standby letters of credit or equipment lease is deemed to be remote.
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
During three months ended September 30, 2020, NPRC was deemed to be a significant subsidiary. The following table shows summarized income statement information for NPRC for the periods included in this quarterly report:

	Three Months Ended September 30,
Summary Statement of Operations	2020	2019
Total revenue	$70,474	$216,601
Operating expenses	76,142	103,997
Operating income	(5,668)	112,604
Depreciation and amortization	(16,356)	(23,843)
Fair value adjustment	506	(2,869)
Net income (loss)	(21,518)	85,892
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

On September 9, 2019, we amended the 2018 Facility and closed an expanded revolving credit facility (the “2019 Facility” and collectively with the 2014 Facility and the 2018 Facility, the “Revolving Credit Facility”). The lenders had extended commitments of $1,077,500 as of September 30, 2020. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The Revolving Credit Facility Facility matures on September 9, 2024. It includes a revolving period that extends through September 9, 2023, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due, if required by the lenders.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. The Revolving Credit Facility also requires the maintenance of a minimum liquidity requirement. As of September 30, 2020, we were in compliance with the applicable covenants.
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
For the three months ended September 30, 2020 and September 30, 2019, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended September 30,
	2020	2019
Average stated interest rate	2.37%	4.45%
Average outstanding balance	$377,113	$87,772
As of September 30, 2020 and June 30, 2020, we had $512,615 and $545,496, respectively, available to us for borrowing under the Revolving Credit Facility, net of $250,993 and $237,536 outstanding borrowings as of the respective balance sheet dates. As of September 30, 2020, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,519,658, which represents 28.1% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,077,500. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $10,904 of new fees and $7,787 were carried over for continuing participants from the previous facilities, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of September 30, 2020, $8,596 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended September 30, 2020 and September 30, 2019, we recorded $4,633 and $5,422, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On July 23, 2020, we commenced a tender offer to purchase for cash up to $100,000 aggregate principal amount of the 2022 Notes (“2022 Notes July Tender Offer”). On August 19, 2020, $29,420 aggregate principal amount of the 2022 Notes, representing

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

11.4% of the previously outstanding 2022 Notes, were validly tendered and accepted. The 2022 Notes July Tender Offer resulted in our recognizing a loss of $396 during the three months ended September 30, 2020.
On September 3, 2020, we commenced a tender offer to purchase for cash up to $228,820 aggregate principal amount of the 2022 Notes (“2022 Notes September Tender Offer”). The 2022 Notes September Tender Offer expired at 12:00 midnight, New York City time, on October 2, 2020 (one minute after 11:59 PM, on October 1, 2020). As of September 30, 2020, the outstanding aggregate principal amount of the 2022 Notes is $228,820.
2025 Notes
On March 1, 2019, we issued $175,000 aggregate principal amount of senior convertible notes that mature on March 1, 2025 (the “2025 Notes”), unless previously converted or repurchased in accordance with their terms. We granted the underwriters a 13-day over-allotment option to purchase up to an additional $26,250 aggregate principal amount of the 2025 Notes. The underwriters fully exercised the over-allotment option on March 11, 20l9 and we issued $26,250 aggregate principal amount of 2025 Notes at settlement on March 13, 2019. The 2025 Notes bear interest at a rate of 6.375% per year, payable semi-annually on March 1 and September 1 each year, beginning September 1, 2019. Total proceeds from the issuance of the 2025 Notes, net of underwriting discounts and offering costs, were $198,674. As of September 30, 2020, the outstanding aggregate principal amount of the 2025 Notes is $201,250.

Certain key terms related to the convertible features for the 2020 Notes, the 2022 Notes, and the 2025 Notes (collectively, the “Convertible Notes”) are listed below.

	2022 Notes	2025 Notes
Initial conversion rate(1)	100.2305	110.7420
Initial conversion price	$9.98	$9.03
Conversion rate at September 30, 2020(1)(2)	100.2305	110.7420
Conversion price at September 30, 2020(2)(3)	$9.98	$9.03
Last conversion price calculation date	4/11/2020	3/1/2020
Dividend threshold amount (per share)(4)	$0.083330	$0.060000

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)	The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

In connection with the issuance of the Convertible Notes, we recorded a discount of $4,025 and debt issuance costs of $20,751 which are being amortized over the terms of the Convertible Notes. As of September 30, 2020, $3,113 of the original issue discount and $4,786 of the debt issuance costs remain to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended September 30, 2020 and September 30, 2019, we recorded $6,865 and $10,655, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
Note 6. Public Notes
2023 Notes
On March 15, 2013, we issued $250,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Original 2023 Notes”). The Original 2023 Notes bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2013. Total proceeds from the issuance of the Original 2023 Notes, net of underwriting discounts and offering costs, were $243,641. On June 20, 2018, we issued an additional $70,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Additional 2023 Notes”, and together with the Original 2023 Notes, the “2023 Notes”). The Additional 2023 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2023 Notes and bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the Additional 2023 Notes, net of underwriting discounts, were $69,403. As of September 30, 2020, the outstanding aggregate principal amount of the 2023 Notes is $320,000.
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
During the year ended June 30, 2019, we issued an additional $35,162 aggregate principal amount under the Second 2024 Notes ATM, for net proceeds of $34,855, after commissions and offering costs. On March 20, 2020, we commenced a tender offer to purchase for cash any and all of the $234,443 aggregate principal amount of the 2024 Notes (“2024 Notes March Tender Offer”). On March 31, 2020, $655 aggregate principal amount of the 2024 Notes, representing 0.3% of the previously outstanding 2024 Notes, were validly tendered and accepted. The 2024 Notes March Tender Offer, resulted in our recognizing a gain of $203 during the three months ended March 31, 2020. As of September 30, 2020, the outstanding aggregate principal amount of the 2024 Notes is $233,788.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

2028 Notes
On June 7, 2018, we issued $55,000 aggregate principal amount of unsecured notes that mature on June 15, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts and offering costs were $53,119. On July 2, 2018, we entered into an ATM program with B. Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2028 Notes (“2028 Notes ATM” or “2028 Notes Follow-on Program”). The 2028 Notes are listed on the NYSE and trade thereon under the ticker “PBY.” During the year ended June 30, 2019, we issued an additional $15,761 aggregate principal amount under the 2028 Notes ATM, for net proceeds of $15,530, after commissions and offering costs. As of September 30, 2020, the outstanding aggregate principal amount of the 2028 Notes is $70,761.
6.375% 2024 Notes
On October 1, 2018, we issued $100,000 aggregate principal amount of unsecured notes that mature on January 15, 2024 (the “6.375% 2024 Notes”). The 6.375% 2024 Notes bear interest at a rate of 6.375% per year, payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2019. Total proceeds from the issuance of the 6.375% 2024 Notes, net of underwriting discounts and offering costs, were $98,985. As of September 30, 2020, the outstanding aggregate principal amount of the 6.375% 2024 Notes is $100,000.
2029 Notes
On December 5, 2018, we issued $50,000 aggregate principal amount of unsecured notes that mature on June 15, 2029 (the “2029 Notes”). The 2029 Notes bear interest at a rate of 6.875% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning March 15, 2019. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts and offering costs, were $48,057. On February 9, 2019, we entered into an ATM program with B. Riley FBR, Inc., BB&T Capital Markets, and Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2029 Notes (“2029 Notes ATM” or “2029 Notes Follow-on Program”). The 2029 Notes are listed on the NYSE and trade thereon under the ticker “PBC.” During the year ended June 30, 2019, we issued an additional $19,170 aggregate principal amount under the 2029 Notes ATM, for net proceeds of $18,523, after commissions and offering costs. As of September 30, 2020, the outstanding aggregate principal amount of the 2029 Notes is $69,170.

The 2023 Notes, the 2024 Notes, the 2028 Notes, the 6.375% 2024 Notes, and the 2029 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $4,112 and debt issuance costs of $16,226, which are being amortized over the term of the notes. As of September 30, 2020, $1,935 of the original issue discount and $9,076 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended September 30, 2020 and September 30, 2019, we recorded $12,843 and $12,818, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
On February 13, 2020, the September 2019 Selling Agent Agreement was terminated, and we entered into a new selling agent agreement with Incapital LLC (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with the previously authorized selling agent agreements, the

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

“InterNotes® Offerings”). Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of September 30, 2020, $718,321 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the three months ended September 30, 2020, we issued $38,657 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $38,070. These notes were issued with stated interest rates ranging from 4.75% to 6.00% with a weighted average interest rate of 5.42%. These notes mature between July 15, 2025 and October 15, 2030. The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2020:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$24,906	4.75%–5.50%	5.31%	July 15, 2025 – October 15, 2025
7	5,884	5.00%–5.75%	5.49%	July 15, 2027 – October 15, 2027
10	7,867	5.25%–6.00%	5.75%	July 15, 2030 – October 15, 2030
	$38,657
During the three months ended September 30, 2019, we issued $95,135 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $93,459. These notes were issued with stated interest rates ranging from 3.75% to 5.50% with a weighted average interest rate of 4.51%. These notes mature between July 15, 2024 and October 15, 2029. The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2019:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$32,479	3.75%-5.00%	4.44%	July 15, 2024 – October 15, 2024
7	24,020	4.00%–5.25%	4.32%	July 15, 2026 – October 15, 2026
10	38,636	3.75%–5.50%	4.69%	July 15, 2029 – October 15, 2029
	$95,135
During the three months ended September 30, 2020, we repaid $565 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2020 was $14.

The following table summarizes the Prospect Capital InterNotes® outstanding as of September 30, 2020:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$243,146	3.75% – 5.75%	4.86%	September 15, 2023 – October 15, 2025
7	110,348	4.00% – 6.00%	5.13%	July 15, 2024 – October 15, 2027
8	24,325	4.50% – 5.75%	4.67%	August 15, 2025 – July 15, 2026
10	167,479	3.75% – 6.25%	5.34%	January 15, 2024 – October 15, 2030
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	16,851	5.75% – 6.00%	5.79%	May 15, 2028 – November 15, 2028
18	18,721	4.50% – 6.25%	5.58%	December 15, 2030 – August 15, 2031
20	3,812	5.75% – 6.00%	5.89%	November 15, 2032 – October 15, 2033
25	30,710	6.25% – 6.50%	6.39%	August 15, 2038 – May 15, 2039
30	99,951	5.50% – 6.75%	6.25%	November 15, 2042 – October 15, 2043
	$718,321

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

During the three months ended September 30, 2019, we redeemed, prior to maturity $143,980 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 5.26% in order to replace shorter maturity debt with longer-term debt. During the three months ended September 30, 2019, we repaid $1,479 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2019 was $1,193.
The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2020:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$218,240	3.75% – 5.75%	4.81%	September 15, 2023 - July 15, 2025
7	104,529	4.00% – 6.00%	5.11%	July 15, 2024 - July 15, 2027
8	24,325	4.50% – 5.75%	4.67%	August 15, 2025 - July 15, 2026
10	159,802	3.75% – 6.25%	5.32%	January 15, 2024 - July 15, 2030
12	2,978	6.00%	6.00%	November 15, 2025 - December 15, 2025
15	16,851	5.75% – 6.00%	5.79%	May 15, 2028 - November 15, 2028
18	18,741	4.50% – 6.25%	5.58%	December 15, 2030 - August 15, 2031
20	3,847	5.75% – 6.00%	5.89%	November 15, 2032 - October 15, 2033
25	30,710	6.25% – 6.50%	6.39%	August 15, 2038 - May 15, 2039
30	100,206	5.50% – 6.75%	6.25%	November 15, 2042 - October 15, 2043
	$680,229
In connection with the issuance of Prospect Capital InterNotes®, we incurred $29,477 of fees which are being amortized over the term of the notes, of which $12,959 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of September 30, 2020.
During the three months ended September 30, 2020 and September 30, 2019, we recorded $9,708 and $10,003, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Note 8. Fair Value and Maturity of Debt Outstanding
As of September 30, 2020, our asset coverage stood at 243.6% based on outstanding senior securities of $2,193,103. As of June 30, 2020, our asset coverage stood at 239.2% based on outstanding senior securities of $2,170,974.
Information about our senior securities is shown in the following table as of the end of each of the last ten fiscal years and as of September 30, 2020. (All figures in this item are in thousands except per unit data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Credit Facility
Fiscal 2021 (as of September 30, 2020)	$250,993	$21,408	—	—
Fiscal 2020 (as of June 30, 2020)	237,536	22,000	—	—
Fiscal 2019 (as of June 30, 2019)	167,000	34,298	—	—
Fiscal 2018 (as of June 30, 2018)	37,000	155,503	—	—
Fiscal 2017 (as of June 30, 2017)	—	—	—	—
Fiscal 2016 (as of June 30, 2016)	—	—	—	—
Fiscal 2015 (as of June 30, 2015)	368,700	18,136	—	—
Fiscal 2014 (as of June 30, 2014)	92,000	69,470	—	—
Fiscal 2013 (as of June 30, 2013)	124,000	34,996	—	—
Fiscal 2012 (as of June 30, 2012)	96,000	22,668	—	—
Fiscal 2011 (as of June 30, 2011)	84,200	18,065	—	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Fiscal 2010 (as of June 30, 2010)	100,300	8,093	—	—

2015 Notes(5)
Fiscal 2015 (as of June 30, 2015)	$150,000	$2,241	—	—
Fiscal 2014 (as of June 30, 2014)	150,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	150,000	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	150,000	3,277	—	—
Fiscal 2011 (as of June 30, 2011)	150,000	3,740	—	—

2016 Notes(6)
Fiscal 2016 (as of June 30, 2016)	$167,500	$2,269	—	—
Fiscal 2015 (as of June 30, 2015)	167,500	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	167,500	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	167,500	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	167,500	3,277	—	—
Fiscal 2011 (as of June 30, 2011)	172,500	3,740	—	—

2017 Notes(7)
Fiscal 2017 (as of June 30, 2017)	$50,734	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	129,500	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	130,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	130,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	130,000	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	130,000	3,277	—	—

2018 Notes(8)
Fiscal 2017 (as of June 30, 2017)	$85,419	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	200,000	2,578	—	—

2019 Notes(10)
Fiscal 2018 (as of June 30, 2018)	$101,647	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	200,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	200,000	2,578	—	—

5.00% 2019 Notes(11)
Fiscal 2018 (as of June 30, 2018)	$153,536	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	300,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	300,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	300,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	300,000	2,305	—	—

2020 Notes (14)
Fiscal 2019 (as of June 30, 2019)	$224,114	$2,365	—	—
Fiscal 2018 (as of June 30, 2018)	392,000	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	392,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	392,000	2,269	—	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Fiscal 2015 (as of June 30, 2015)	392,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	400,000	2,305	—	—

6.95% 2022 Notes(9)
Fiscal 2014 (as of June 30, 2014)	$100,000	$2,305	—	$1,038
Fiscal 2013 (as of June 30, 2013)	100,000	2,578	—	1,036
Fiscal 2012 (as of June 30, 2012)	100,000	3,277	—	996

2022 Notes
Fiscal 2021 (as of September 30, 2020)	$228,820	$2,451	—	—
Fiscal 2020 (as of June 30, 2020)	258,240	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	328,500	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	328,500	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	225,000	2,251	—	—

2023 Notes(12)
Fiscal 2021 (as of September 30, 2020)	$319,218	$2,451	—	—
Fiscal 2020 (as of June 30, 2020)	319,145	$2,408	—	—
Fiscal 2019 (as of June 30, 2019)	318,863	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	318,675	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	248,507	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	248,293	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	248,094	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	247,881	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	247,725	2,578	—	—

2024 Notes
Fiscal 2021 (as of September 30, 2020)	$233,788	$2,451	—	$1,030
Fiscal 2020 (as of June 30, 2020)	233,788	2,408	—	959
Fiscal 2019 (as of June 30, 2019)	234,443	2,365	—	1,002
Fiscal 2018 (as of June 30, 2018)	199,281	2,452	—	1,029
Fiscal 2017 (as of June 30, 2017)	199,281	2,251	—	1,027
Fiscal 2016 (as of June 30, 2016)	161,364	2,269	—	951

6.375% 2024 Notes(12)
Fiscal 2021 (as of September 30, 2020)	$99,794	$2,451	—	—
Fiscal 2020 (as of June 30, 2020)	99,780	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	99,726	2,365	—	—

2025 Notes
Fiscal 2021 (as of September 30, 2020)	$201,250	$2,451	—	—
Fiscal 2020 (as of June 30, 2020)	201,250	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	201,250	2,365	—	—

2028 Notes
Fiscal 2021 (as of September 30, 2020)	$70,761	$2,451	—	$1,002
Fiscal 2020 (as of June 30, 2020)	70,761	2,408	—	950
Fiscal 2019 (as of June 30, 2019)	70,761	2,365	—	984
Fiscal 2018 (as of June 30, 2018)	55,000	2,452	—	1,004

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

2029 Notes
Fiscal 2021 (as of September 30, 2020)	$69,170	$2,451	—	$1,016
Fiscal 2020 (as of June 30, 2020)	69,170	2,408	—	970
Fiscal 2019 (as of June 30, 2019)	69,170	2,365		983

Prospect Capital InterNotes®
Fiscal 2021 (as of September 30, 2020)	$718,321	$2,451	—	—
Fiscal 2020 (as of June 30, 2020)	680,229	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	707,699	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	760,924	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	980,494	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	908,808	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	827,442	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	785,670	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	363,777	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	20,638	3,277	—	—

All Senior Securities(12)(13)
Fiscal 2021 (as of September 30, 2020)	$2,192,115	$2,451	—	—
Fiscal 2020 (as of June 30, 2020)	2,169,899	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	2,421,526	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	2,346,563	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	2,681,435	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	2,707,465	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	2,983,736	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	2,773,051	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	1,683,002	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	664,138	3,277	—	—
Fiscal 2011 (as of June 30, 2011)	406,700	3,740	—	—
Fiscal 2010 (as of June 30, 2010)	100,300	8,093	—	—

(1)	Except as noted, the total amount of each class of senior securities outstanding at the end of the year/period presented (in 000’s).

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

(5)	We repaid the outstanding principal amount of the 2015 Notes on December 15, 2015.

(6)	We repaid the outstanding principal amount of the 2016 Notes on August 15, 2016.

(7)	We repaid the outstanding principal amount of the 2017 Notes on October 15, 2017.

(8)	We repaid the outstanding principal amount of the 2018 Notes on March 15, 2018.

(9)	We redeemed the 6.95% 2022 Notes on May 15, 2015.

(10)	We repaid the outstanding principal amount of the 2019 Notes on January 15, 2019.

(11)	We redeemed the 5.00% 2019 Notes on September 26, 2018.

(12)	For the period ended September 30, 2020 and all fiscal years ended June 30th, the notes are presented net of unamortized discount.

(13)
While we do not consider commitments to fund under revolving arrangements to be Senior Securities, if we were to elect to treat such unfunded commitments, which were $42,009 as of September 30, 2020 as Senior Securities for purposes of Section 18 of the 1940 Act, our asset coverage per unit would be $2,405.

(14)	We repaid the outstanding principal amount of the 2020 Notes on April 15, 2020.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following table shows our outstanding debt as of September 30, 2020.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value(1)		Effective Interest Rate
Revolving Credit Facility(2)	$250,993	$8,596	$250,993	(3)	$250,993		1ML+2.20%	(6)

2022 Notes	228,820	2,864	225,956		231,799	(4)	5.65%	(7)
2025 Notes	201,250	5,035	196,215		207,076	(4)	6.63%	(7)
Convertible Notes	430,070		422,171		438,875

6.375% 2024 Notes	100,000	695	99,305		104,389	(4)	6.64%	(7)
2023 Notes	320,000	2,207	317,793		331,581	(4)	6.09%	(7)
2024 Notes	233,788	3,721	230,067		240,708	(4)	6.76%	(7)
2028 Notes	70,761	2,091	68,670		70,837	(4)	6.77%	(7)
2029 Notes	69,170	2,297	66,873		70,277	(4)	7.38%	(7)
Public Notes	793,719		782,708		817,792

Prospect Capital InterNotes®	718,321	12,959	705,362		740,257	(5)	6.04%	(8)
Total	$2,193,103		$2,161,234		$2,247,917

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of September 30, 2020.

(2)	The maximum draw amount of the Revolving Credit facility as of September 30, 2020 is $1,077,500.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Note 2 for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread based on observable market inputs.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

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

The following table shows our outstanding debt as of June 30, 2020:

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

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of September 30, 2020:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$250,993	—	$—	$250,993	$—
Convertible Notes	430,070	—	228,820	201,250	—
Public Notes	793,719	—	320,000	333,788	139,931
Prospect Capital InterNotes®	718,321	—	4,478	277,855	435,988
Total Contractual Obligations	$2,193,103	$—	$553,298	$1,063,886	$575,919

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2020:

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
We did not repurchase any shares of our common stock under the Repurchase Program for the three months ended September 30, 2020 and September 30, 2019. As of September 30, 2020, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
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
Our stockholders’ equity accounts as of September 30, 2020 and September 30, 2019 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On June 12, 2020, we entered into equity distribution agreements with each of RBC Capital Markets, LLC, Barclays Capital Inc., and KeyBanc Capital Markets Inc. pursuant to which we may offer and sell, by means of at-the-market offerings, up to 50,000,000 shares of our $0.001 par value Common Stock.
Excluding dividend reinvestments, during the three months ended September 30, 2020 and September 30, 2019, we did not issue any shares of our common stock.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (the “Dealer Manager”) (the “Dealer Manager Agreement”), pursuant to which the Dealer Manager has agreed to serve as the Company’s agent, principal distributor and exclusive dealer manager for the Company’s offering of up to 40,000,000 shares, par value $0.001 per share, of preferred stock, with a $1,000,000 aggregate liquidation preference. Such Preferred Stock will initially be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), and the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”, and together with the Series M1 Preferred Stock, the “Series M Preferred Stock”). In connection with such offering, on August 3, 2020, we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland, reclassifying and designating 120,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of Preferred Stock as “Convertible Preferred Stock.”
During the three months ended September 30, 2020 and September 30, 2019, we distributed approximately $67,861 and $66,111, respectively, to our stockholders. The following table summarizes our distributions declared and payable for the three months ended September 30, 2019 and September 30, 2020.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/8/2019	7/31/2019	8/22/2019	$0.06	$22,032
5/8/2019	8/30/2019	9/19/2019	0.06	22,037
8/27/2019	9/30/2019	10/24/2019	0.06	22,042
Total declared and payable for the three months ended September 30, 2019				$66,111

5/11/2020	7/31/2020	8/20/2020	$0.06	$22,515
5/11/2020	8/31/2020	9/17/2020	0.06	22,619
8/26/2020	9/30/2020	10/22/2020	0.06	22,727
Total declared and payable for the three months ended September 30, 2020				$67,861
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during three months ended September 30, 2020 and September 30, 2019. It does not include distributions previously declared to stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to September 30, 2020:

•	$0.06 per share for October 2020 holders of record on October 30, 2020 with a payment date of November 19, 2020.
During the three months ended September 30, 2020 and September 30, 2019, we issued 5,238,459 and 232,847 shares of our common stock, respectively, in connection with the dividend reinvestment plan.
During the three months ended September 30, 2020, Prospect officers and directors purchased 2,768,819 shares of our stock, or 0.73% of total outstanding shares as of September 30, 2020, both through the open market transactions and shares issued in connection with our dividend reinvestment plan.
As of September 30, 2020, we have reserved 45,221,571 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5) and 1,000,000,000 shares of our common stock for issuance upon conversion of the Preferred Stock (as defined in Note 18 below).

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three months ended September 30, 2020 and September 30, 2019.

	Three Months Ended September 30,
	2020	2019
Structuring, advisory, and amendment fees	$1,426	$8,310
Royalty and net revenue interests	9,066	3,232
Administrative agent fees	124	131
Total other income	$10,616	$11,673
Note 11. Net Increase (Decrease) in Net Assets per Share
The following information sets forth the computation of net increase in net assets resulting from operations per share during the three months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30,
	2020	2019
Net increase in net assets resulting from operations	$167,746	$18,065
Weighted average common shares outstanding	375,910,891	367,238,762
Net increase in net assets resulting from operations per share	$0.45	$0.05
Note 12. Income Taxes
While our fiscal year end for financial reporting purposes is June 30 of each year, our tax year end is August 31 of each year. The information presented in this footnote is based on our tax year end for each period presented, unless otherwise specified.
For income tax purposes, dividends paid and distributions made to stockholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The tax character of dividends paid to stockholders during the tax years ended August 31, 2020, 2019, and 2018 were as follows:

	Tax Year Ended August 31,
	2020	2019	2018
Ordinary income	$207,989	$263,773	$269,095
Capital gain	—	—	—
Return of capital	57,772	—	—
Total dividends paid to stockholders	$265,761	$263,773	$269,095
We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. stockholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. For the 2020 calendar year, 50.50% of our distributions as of September 30, 2020 qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. stockholders.

For the tax year ending August 31, 2021, the tax character of dividends paid to stockholders through September 30, 2020 is expected to be ordinary income and return of capital however due to the difference between our fiscal and tax year ends, the final determination of the tax character of dividends between ordinary income, capital gains, and return of capital will not be made until we file our tax return for the tax year ending August 31, 2021.

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following reconciles the net increase in net assets resulting from operations to taxable income for the tax years ended August 31, 2020, 2019, and 2018:

	Tax Year Ended August 31,
	2020	2019	2018
Net increase (decrease) in net assets resulting from operations	$(78,949)	$93,093	$389,732
Net realized (gains) losses on investments	10,139	(5,923)	26,762
Net unrealized (gains) losses on investments	328,997	217,159	(105,599)
Other temporary book-to-tax differences	(88,670)	(87,511)	(42,583)
Permanent differences	57	78	31
Taxable income before deductions for distributions	$171,574	$216,896	$268,343
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. As of August 31, 2020, we had capital loss carryforwards of approximately $104,108 available for use in later tax years. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, some of the Company’s capital loss carryforwards may become permanently unavailable due to limitations by the Code.
For the tax year ended August 31, 2020, we had no cumulative taxable income in excess of cumulative distributions.
As of September 30, 2020, the cost basis of investments for tax purposes was $5,833,754 resulting in an estimated net unrealized loss of $447,369. As of September 30, 2020, the gross unrealized gains and losses were $728,752 and $1,176,121, respectively. As of June 30, 2020, the cost basis of investments for tax purposes was $5,778,417 resulting in an estimated net unrealized loss of $546,088. As of June 30, 2020, the gross unrealized gains and losses were $654,709 and $1,200,797, respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of September 30, 2020 and June 30, 2020 was calculated based on the book cost of investments as of September 30, 2020 and June 30, 2020, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2020 and 2019, respectively.
In general, we may make certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal excise taxes, among other items. During the tax year ended August 31, 2020, we decreased overdistributed net investment income by $57 and decreased capital in excess of par value by $57. During the tax year ended August 31, 2019, we decreased overdistributed net investment income by $78 and decreased capital in excess of par value by $78. Due to the difference between our fiscal and tax year end, the reclassifications for the taxable year ended August 31, 2019 is being recorded in the fiscal year ending June 30, 2020 and the reclassifications for the taxable year ended August 31, 2018 were recorded in the fiscal year ended June 30, 2019.
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
The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our total assets. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. The total gross base management fee incurred to the favor of the Investment Adviser was $26,850 and $28,463 during the three months ended September 30, 2020 and September 30, 2019, respectively.

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
The total income incentive fee incurred was $14,386 and $17,765 during the three months ended September 30, 2020 and September 30, 2019, respectively. No capital gains incentive fee was incurred during the three or three months ended September 30, 2020 and September 30, 2019.

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
The allocation of net overhead expense from Prospect Administration was $4,657 and $3,494 for the three months ended September 30, 2020 and September 30, 2019, respectively. Prospect Administration received estimated payments of $66 and $584 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal services during the three months ended September 30, 2020 and September 30, 2019, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

During the three months ended September 30, 2020 and September 30, 2019, we received payments of $1,848 and $700, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration.
Co-Investments
On January 13, 2020, we received an exemptive order from the SEC (the “Order”), which suspended a prior co-investment exemptive order granted on February 10, 2014, that gave us the ability to negotiate terms other than price and quantity of co-investment transactions with other funds managed by the Investment Adviser or certain affiliates, including Priority Income Fund, Inc. and Prospect Flexible Income Fund, Inc. (f/k/a TP Flexible Income Fund, Inc.), where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions included therein.
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
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the three months ended September 30, 2020 and September 30, 2019, we recognized expenses that were reimbursed for valuation services of $31 and $48, respectively. Conversely, Priority Income Fund, Inc. and Prospect Flexible Income Fund, Inc. (f/k/a TP Flexible Income Fund, Inc.) reimburse us for software fees, expenses which were initially incurred by Prospect. As of September 30, 2020 and June 30, 2020, we accrued a receivable from Priority Income Fund, Inc. and Prospect Flexible Income Fund, Inc. (f/k/a TP Flexible Income Fund, Inc.) for software fees of $0 and $8, respectively, which will be reimbursed to us.
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

	Three Months Ended
	September 30, 2020	September 30, 2019
Interest Income
Interest Income from CP Energy	$1,127	$1,193
Interest Income from Spartan	303	1,251
Total Interest Income	$1,430	$2,444
Other Income
Administrative Agent	$6	$—
Total Other Income	6	—
Managerial Assistance (1)	—	150
Realized Gain	2,832	—
(1) No income recognized by Prospect. MA payments were paid from CP Energy to Prospect and subsequently remitted to PA.

	Three Months Ended
	September 30, 2020	September 30, 2019
Additions	$26,193	$—
Interest Income Capitalized as PIK	1,127	1,198
Repayment of Loan Receivable	23,361	—
Return of Capital	1	—

	As of
	September 30, 2020	June 30, 2020
Interest Receivable (2)	$16	$15
Other Receivables (3)	17	16
(2) Interest income recognized but not yet paid.
(3) Represents amounts due from CP Energy and Spartan to Prospect for reimbursement of expenses paid by Prospect on behalf of CP Energy and Spartan.

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

	Three Months Ended
	September 30, 2020	September 30, 2019
Interest Income	$3,370	$2,981
Other Income
Structuring Fee	$—	$112
Total Other Income	$—	$112
Managerial Assistance (1)	$175	$—
Reimbursement of Legal, Tax, etc.(2)	—	7
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

	Three Months Ended
	September 30, 2020	September 30, 2019
Additions (3)	$—	$5,600
Accreted Original Issue Discount	101	73
Interest Income Capitalized as PIK	3,268	963
(3) During the three months ended September 30, 2019, Prospect provided $5,600 of equity financing to support growth in Credit Central’s loan portfolio.

	As of
	September 30, 2020	June 30, 2020
Interest Receivable (4)	$37	$35
Other Receivables (5)	2	2
(4) Interest income recognized but not yet paid.
(5) Represents amounts due from Credit Central to Prospect for reimbursement of expenses paid by Prospect on behalf of Credit Central.
Echelon Transportation LLC (f/k/a Echelon Aviation LLC)
Prospect owns 100% of the membership interests of Echelon Transportation LLC (“Echelon”). Echelon owns 60.7% of the equity of AerLift Leasing Limited (“AerLift”).

	Three Months Ended
	September 30, 2020	September 30, 2019
Interest Income	$2,338	$2,021

	Three Months Ended
	September 30, 2020	September 30, 2019
Additions (1)	$—	$500
Interest Income Capitalized as PIK	4,325	3,774
(1) During the three months ended September 30, 2019, Prospect made a follow-on $500 first lien senior secured debt.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	As of
	September 30, 2020	June 30, 2020
Interest Receivable (2)	$1,608	$3,606
Other Receivables - Due to PA (3)	63	—
Other Receivables (4)	7	7
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

	Three Months Ended
	September 30, 2020	September 30, 2019
Interest Income	$15,480	$14,637
Managerial Assistance (1)	600	600
Reimbursement of Legal, Tax, etc. (2)	—	1
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

	Three Months Ended
	September 30, 2020	September 30, 2019
Interest Income Capitalized as PIK	$—	$2,666
Repayment of loan receivable	4,911	2,034

	As of
	September 30, 2020	June 30, 2020
Interest Receivable (3)	$166	$158
Other Receivables (4)	10	10

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
Effective September 30, 2020, we restructured our investment in InterDent whereby we contributed 100% of the outstanding aggregate principal amount of our Senior Secured Term Loan C and Senior Secured Term Loan D to the capital of InterDent. The principal contributions were made gross of all previously accrued and unpaid interest paid-in-kind.

	Three Months Ended
	September 30, 2020	September 30, 2019
Interest Income	$4,937	$4,659

	Three Months Ended
	September 30, 2020	September 30, 2019
Interest Income Capitalized as PIK	3,282	3,032

	As of
	September 30, 2020	June 30, 2020
Interest Receivable (1)	$65	$52
Other Receivables (2)	10	—
(1) Interest income recognized but not yet paid.
(2) Represents amounts due from InterDent to Prospect for reimbursement of expenses paid by Prospect on behalf of InterDent.

Kickapoo Ranch Pet Resort
Prospect owns 100% of the membership interest of Kickapoo Ranch Pet Resort (“Kickapoo”). Kickapoo is a luxury pet boarding facility.

	Three Months Ended
	September 30, 2020	September 30, 2019
Additions (1)	$—	$2,350
(1) During the three months ended September 30, 2019, we provided $2,350 of equity financing to Kickapoo.

	As of
	September 30, 2020	June 30, 2020
Other Receivables (2)	$2	$—
(2) Represents amounts due from Kickapoo to Prospect for reimbursement of expenses paid by Prospect on behalf of Kickapoo.

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

	Three Months Ended
	September 30, 2020	September 30, 2019
Interest Income
Interest Income from MITY-Lite	$2,373	$2,066
Interest Income from Broda Canada	—	143
Total Interest Income	$2,373	$2,209
Managerial Assistance (1)	75	—
(1) No income recognized by Prospect. MA payments were paid from MITY to Prospect and subsequently remitted to PA.

	Three Months Ended
	September 30, 2020	September 30, 2019
Interest Income Capitalized as PIK	$851	$1,013
Repayment of loan receivable	145	143

	As of
	September 30, 2020	June 30, 2020
Interest Receivable (2)	$26	$26
Other Receivables (3)	1	1
(2) Interest income recognized but not yet paid.
(3) Represents amounts due from MITY to Prospect for reimbursement of expenses paid by Prospect on behalf of MITY.
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
NPRC was formed to hold for investment, operate, finance, lease, manage, and sell a portfolio of real estate assets and engage in any and all other activities as may be necessary, incidental or convenient to carry out the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity (the “JV”). Additionally, through its wholly owned subsidiaries, NPRC invests in online consumer loans and rated secured structured notes (“RSSN”).

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
Effective June 19, 2020, we amended and restated the terms of our credit agreement with NPRC, as part of the amendment we increased out investment through a new Term Loan D secured note in the aggregate principal amount of $183,425 and the proceeds were returned to us as a return of capital, reducing our equity investment in NPRC. We received structuring fees of $3,669 as a result of the amendment.
During the three months ended September 30, 2020, we received partial repayments of $15,329 of our loans previously outstanding with NPRC, and provided $38,746 of debt financing to NPRC to provide working capital and support real estate capital expenditures and to fund purchases of rated secured structured notes.

	Three Months Ended
	September 30, 2020	September 30, 2019
Interest Income	$13,402	$16,592
Other Income
Structuring Fee	$—	$446
Advisory Fee	—	7,595
Royalty/Net Interest	8,898	3,230
Total Other Income	$8,898	$11,271
Managerial Assistance (1)	$525	$—
Reimbursement of Legal, Tax, etc.(2)	164	346
(1) No income recognized by Prospect. MA payments were paid from NPRC to Prospect and subsequently remitted to PA.
(2) Paid from NPRC to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to NPRC (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	Three Months Ended
	September 30, 2020	September 30, 2019
Additions	$38,746	$—
Repayment of loan receivable	15,329	60,683

	As of
	September 30, 2020	June 30, 2020
Interest Receivable (3)	$216	$212
Other Receivables (4)	1	2
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from NPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of NPRC.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended
	September 30, 2020	September 30, 2019
Interest Income	$1,033	$954
Managerial Assistance (1)	100	100
(1) No income recognized by Prospect. MA payments were paid from Nationwide to Prospect and subsequently remitted to PA.

	Three Months Ended
	September 30, 2020	September 30, 2019
Interest Income Capitalized as PIK	$173	$316

	As of
	September 30, 2020	June 30, 2020
Interest Receivable (2)	$11	$11
Other Receivables (3)	2	2
(2) Interest income recognized but not yet paid.
(3) Represents amounts due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide.
NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 92.25% and 92.50% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of September 30, 2020 and June 30, 2020, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.
On December 30, 2019, NMMB executed a dividend recapitalization whereby Prospect invested $15,100 of a first lien term loan to repay NMMB’s existing term loan, provide a shareholder distribution, and pay fees and expenses. As part of the recapitalization, Prospect converted its Series A and Series B preferred securities into 92.42% common equity and received a dividend distribution of $2,797.

	Three Months Ended
	September 30, 2020	September 30, 2019
Interest Income
Interest Income from NMMB	135	91
Total Interest Income	$135	$91
Managerial Assistance (1)	$100	$—
(1) No income recognized by Prospect. MA payments were paid from NMMB to Prospect and subsequently remitted to PA.

	Three Months Ended
	September 30, 2020	September 30, 2019
Repayment of loan receivable
Repayment from Armed Forces	$—	$1,500
Repayment from NMMB	38	—
Total Repayment of loan receivable (2)	$38	$1,500
(2) During the three months ended September 30, 2020, Prospect received partial repayments totaling $38 for our Senior Secured Notes outstanding with NMMB, Inc.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	As of
	September 30, 2020	June 30, 2020
Interest Receivable (3)	$1	$1
Other Receivables (4)	—	2
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB.

Pacific World Corporation
Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.96% ownership interest of Pacific World as of September 30, 2020 and June 30, 2020, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.
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

	Three Months Ended
	September 30, 2020	September 30, 2019
Interest Income	$1,141	$1,063

	Three Months Ended
	September 30, 2020	September 30, 2019
Additions (1)	$—	$2,000
Interest Income Capitalized as PIK	634	—
(1) During the three months ended September 30, 2019, Prospect provided $2,000 of equity financing to Pacific World to fund working capital needs.

	As of
	September 30, 2020	June 30, 2020
Interest Receivable (2)	$72	$10
Other Receivables (3)	29	19
(2) Interest income recognized but not yet paid.
(3) Represents amounts due from Pacific World to Prospect for reimbursement of expenses paid by Prospect on behalf of Pacific World.
R-V Industries, Inc.
Prospect owns 88.27% of the fully-diluted equity of R-V Industries, Inc. (“R-V”), with R-V management owning the remaining 11.73% of the equity.

	Three Months Ended
	September 30, 2020	September 30, 2019
Interest Income	$716	$804
Managerial Assistance (1)	45	—
Reimbursement of Legal, Tax, etc.(2)	—	12

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

	As of
	September 30, 2020	June 30, 2020
Interest Receivable (3)	$8	$8
(3) Interest income recognized but not yet paid.

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

	Three Months Ended
	September 30, 2020	September 30, 2019
Interest Income	$594	$633
Managerial Assistance (1)	3	—
(1) No income recognized by Prospect. MA payments were paid from UTP to Prospect and subsequently remitted to PA.

	Three Months Ended
	September 30, 2020	September 30, 2019
Repayment of loan receivable	170	163

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	As of
	September 30, 2020	June 30, 2020
Interest Receivable (2)	$6	$6
Other Receivables (3)	1	1
(2) Interest income recognized by not yet paid.
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

	Three Months Ended
	September 30, 2020	September 30, 2019
Additions (1)	$—	$1,500
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

	Three Months Ended
	September 30, 2020	September 30, 2019
Interest Income
Interest Income from Valley	$280	$280
Interest Income from Valley Electric	1,498	1,498
Total Interest Income	$1,778	$1,778
Dividend Income (1)	$—	$3,800
Other Income
Residual Profit Interest	167	—
Total Other Income	$167	$—
Managerial Assistance (2)	$150	$—
(1) All dividends were paid from earnings and profits.
(2) No income recognized by Prospect. MA payments were paid from Valley Electric to Prospect and subsequently remitted to PA.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	As of
	September 30, 2020	June 30, 2020
Interest Receivable (3)	$15	$15
Other Receivables (4)	2	2
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from Valley Electric to Prospect for reimbursement of expenses paid by Prospect on behalf of Valley Electric.

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
We are not aware of any material legal proceedings as of September 30, 2020.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 16. Financial Highlights
The following is a schedule of financial highlights for the three months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30,
	2020	2019
Per Share Data
Net asset value at beginning of period	$8.18	$9.01
Net investment income(1)	0.15	0.19
Net realized and change in unrealized (losses) gains(1)	0.30	(0.14)
Net increase from operations	0.45	0.05
Distributions of net investment income	(0.18)	(0.18)
Common stock transactions(2)	(0.05)	(0.01)
Net asset value at end of period	$8.40	$8.87

Per share market value at end of period	$5.03	$6.59
Total return based on market value(3)	2.15%	3.69%
Total return based on net asset value(3)	6.57%	1.14%
Shares of common stock outstanding at end of period	378,776,958	367,363,872
Weighted average shares of common stock outstanding	375,910,891	367,238,762

Ratios/Supplemental Data
Net assets at end of period	$3,181,027	$3,259,773
Portfolio turnover rate	2.79%	1.70%
Annualized ratio of operating expenses to average net assets	10.95%	11.07%
Annualized ratio of net investment income to average net assets	7.38%	8.66%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2020:

	Year Ended June 30,
	2020	2019	2018	2017		2016
Per Share Data
Net asset value at beginning of year	$9.01	$9.35	$9.32	$9.62		$10.31
Net investment income(1)	0.72	0.85	0.79	0.85		1.04
Net realized and change in unrealized (losses) gains(1)	(0.76)	(0.46)	0.04	(0.15)		(0.75)
Net (decrease) increase from operations	(0.04)	0.39	0.83	0.70		0.29
Distributions of net investment income	(0.72)	(0.72)	(0.77)	(1.00)		(1.00)
Common stock transactions(2)	(0.07)	(0.01)	(0.03)	—	(4)	0.02
Net asset value at end of year	$8.18	$9.01	$9.35	$9.32		$9.62

Per share market value at end of year	$5.11	$6.53	$6.71	$8.12		$7.82
Total return based on market value(3)	(11.35%)	8.23%	(7.42%)	16.80%		21.84%
Total return based on net asset value(3)	2.84%	7.17%	12.39%	8.98%		7.15%
Shares of common stock outstanding at end of year	373,538,499	367,131,025	364,409,938	360,076,933		357,107,231
Weighted average shares of common stock outstanding	368,094,299	365,984,541	361,456,075	358,841,714		356,134,297

Ratios/Supplemental Data
Net assets at end of year	$3,055,861	$3,306,275	$3,407,047	$3,354,952		$3,435,917
Portfolio turnover rate	16.46%	10.86%	30.70%	23.65%		15.98%
Ratio of operating expenses to average net assets	11.37%	11.65%	11.08%	11.57%		11.95%
Ratio of net investment income to average net assets	8.44%	9.32%	8.57%	8.96%		10.54%

(1)	Per share data amount is based on the weighted average number of common shares outstanding for the year/period presented (except for dividends to stockholders which is based on actual rate per share).

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ending June 30, 2021:

	Investment Income		Net Investment Income		Net Realized and Unrealized (Losses) Gains			Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)		Total	Per Share (1)
September 30, 2018	$180,422	$0.49	$85,159	$0.23	$(1,364)	$—	(2)	$83,795	$0.23
December 31, 2018	187,883	0.51	80,811	0.22	(148,200)	(0.40)		(67,389)	(0.18)
March 31, 2019	171,109	0.47	77,262	0.21	11,933	0.03		89,195	0.24
June 30, 2019	164,353	0.45	69,627	0.19	(30,741)	(0.08)		38,886	0.11

September 30, 2019	$161,883	$0.44	$71,060	$0.19	$(52,995)	$(0.14)		$18,065	$0.05
December 31, 2019	161,917	0.44	67,885	0.18	(79,088)	(0.21)		(11,203)	(0.03)
March 31, 2020	154,501	0.42	68,476	0.19	(254,175)	(0.70)		(185,699)	(0.51)
June 30, 2020	145,229	0.39	58,273	0.16	104,340	0.28		162,613	0.44

September 30, 2020	$142,880	$0.38	$57,545	$0.15	$110,201	$0.30		$167,746	$0.45

(1)
Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented. As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.

(2)	Amount is less than $0.01.
Note 18. Subsequent Events
During the period from October 5, 2020 through November 5, 2020 we issued $11,616 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $11,435.
The 2022 Notes September Tender Offer expired at 12:00 midnight, New York City time, on October 2, 2020 (one minute after 11:59 p.m., New York City time, on October 1, 2020). As of the expiration date, $6,035 aggregate principal amount of the 2022 Notes, representing 2.64% of the previously outstanding 2022 Notes, were validly tendered and accepted at the purchase price of 101.00, plus accrued and unpaid interest, pursuant to the 2022 Notes September Tender Offer. Following settlement of the 2022 Notes September Tender Offer on October 6, 2020, approximately $222,785 aggregate principal amount of the 2022 Notes remain outstanding.
During the period of October 15, 2020 through October 30, 2020, we provided $12,451 of Senior Secured Term Loan A funding to NPRC and its wholly-owned subsidiaries to fund the acquisition of a real estate property and support capital expenditures for existing real estate properties.
On October 16, 2020, Ahead Data Blue, LLC (“Ahead Data Blue”) fully repaid the $70,000 Second Lien Term Loan receivable to us at par. Concurrent with the repayment, we made a new $57,500 Second Lien Term Loan investment in Ahead Data Blue to support a change of control transaction.
On October 19, 2020, we commenced a tender offer to purchase for cash any and all of the aggregate outstanding 2022 Notes at the purchase price of 102.625, plus accrued and unpaid interest (the “2022 Notes October Tender Offer”), of which $222,785 aggregate principal amount was then outstanding following the settlement of the 2022 Notes September Tender Offer. The 2022 Notes October Tender Offer will expire at 12:00 midnight, New York City time, on November 17, 2020 (one minute after 11:59 p.m., New York City time, on November 16, 2020), or any other date and time to which the Company extends the 2022 Notes October Tender Offer.
On October 30, 2020, we entered into a Dealer Manager Agreement with Incapital LLC, pursuant to which Incapital LLC has agreed to serve as the Company’s agent and dealer manager for the Company’s offering of up to 10,000,000 shares, par value $0.001 per share, of 5.50% Series AA1 Preferred Stock, with a $250,000 aggregate liquidation preference (the “Series AA1 Preferred Stock”, and together with the Series A1 Preferred Stock, Series M1 Preferred Stock and Series M2 Preferred Stock for

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

purposes of Note 18, the “Preferred Stock”). In connection with such offering, on October 30, 2020, we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland, reclassifying and designating 20,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of Preferred Stock as “Convertible Preferred Stock.”
On October 30, 2020, Halyard MD OpCo, LLC fully repaid the $10,265 First Lien Term Loan receivable to us at par.
On November 9, 2020, we announced the declaration of monthly dividends for our Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the stated value of $25 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Monthly Cash Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
October and November 2020	11/18/2020	12/1/2020	$0.114583

On November 9, 2020, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
November 2020	11/30/2020	12/24/2020	$0.0600
December 2020	12/31/2020	01/21/2021	$0.0600
January 2021	01/29/2021	02/18/2021	$0.0600

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

On May 15, 2007, we formed a wholly owned subsidiary Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Our wholly owned subsidiary Prospect Small Business Lending, LLC (“PSBL”) was formed on January 27, 2014, and purchases small business whole loans on a recurring basis from online small business loan originators, including On Deck Capital, Inc. (“OnDeck”). On September 30, 2014, we formed a wholly-owned subsidiary Prospect Yield Corporation, LLC (“PYC”) and effective October 23, 2014, PYC holds a portion of our collateralized loan obligations ("CLOs"), which we also refer to as subordinated structured notes ("SSNs"). Each of these subsidiaries have been consolidated since operations commenced.
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
We currently have eight strategies that guide our origination of investment opportunities: (1) lending to companies controlled by private equity sponsors, (2) lending to companies not controlled by private equity sponsors, (3) purchasing controlling equity positions and lending to operating companies, (4) purchasing controlling equity positions and lending to financial services companies, (5) purchasing controlling equity positions and lending to real estate companies, (6) purchasing controlling equity positions and lending to aircraft leasing companies, (7) investing in structured credit, and (8) investing in syndicated debt. We may also invest in other strategies and opportunities from time to time that we view as attractive. We continue to evaluate other origination strategies in the ordinary course of business with no specific top-down allocation to any single origination strategy.
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
Purchasing Controlling Equity Positions and Lending to Real Estate Companies - We purchase debt and controlling equity positions in tax-efficient real estate investment trusts (“REIT” or “REITs”). The real estate investments of National Property REIT Corp. (“NPRC”) are in various classes of developed and occupied real estate properties that generate current yields, including multi-family properties, student housing, and self-storage. NPRC seeks to identify properties that have historically significant occupancy rates and recurring cash flow generation. NPRC generally co-invests with established and experienced property management teams that manage such properties after acquisition. Additionally, NPRC makes investments in rated secured structured notes (debt of structured credit). The underlying portfolio of each rated secured structured note investment is diversified across approximately 100 to 200 broadly syndicated loans and does not have direct exposure to real estate, mortgages, or consumer-based credit assets. The rated secured structured notes in which NPRC invests are managed by established collateral management teams with many years of experience in the industry. NPRC purchases loans originated by certain consumer loan facilitators. It purchases each loan in its entirety (i.e., a “whole loan”). The borrowers are consumers, and the loans are typically serviced by the facilitators of the loans. This investment strategy has comprised approximately 10%-20% of our business.
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
Investing in Structured Credit - We make investments in structured credit, often taking a significant position in subordinated structured notes (equity) and rated secured structured notes (debt). The underlying portfolio of each structured credit investment is diversified across approximately 100 to 200 broadly syndicated loans and does not have direct exposure to real estate, mortgages, or consumer-based credit assets. The structured credit in which we invest are managed by established collateral management teams with many years of experience in the industry. This strategy has comprised approximately 10%-20% of our portfolio.
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
We invest primarily in first and second lien secured loans and unsecured debt, which in some cases includes an equity component. First and second lien secured loans generally are senior debt instruments that rank ahead of unsecured debt of a given portfolio company. These loans also have the benefit of security interests on the assets of the portfolio company, which may rank ahead of or be junior to other security interests. Our investments in structured credit are subordinated to senior loans and are generally unsecured. We invest in debt and equity positions of structured credit which are a form of securitization in which the cash flows of a portfolio of loans are pooled and passed on to different classes of owners in various tranches. Our structured credit investments are derived from portfolios of corporate debt securities which are generally risk rated from BB to B.

We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third-party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of September 30, 2020, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $2,321,471 and $2,307,572, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. We consolidate all wholly owned and substantially wholly owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
First Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended September 30, 2020, we acquired $101,411 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $53,389, funded $2,000 of revolver advances, and recorded PIK interest of $20,341, resulting in gross investment originations of $177,141. During the three months ended September 30, 2020, we received full repayments totaling $97,488, received $777 of revolver paydowns, and received several partial prepayments, scheduled principal amortization payments, and return of capital distributions, resulting in net repayments of $145,410.

Debt Issuances and Redemptions
During the three months ended September 30, 2020, we repaid $565 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus.
During the three months ended September 30, 2020, we issued $38,657 aggregate principal amount of Prospect Capital InterNotes® with a weighted average stated interest rate of 5.42%, to extend our borrowing base. The newly issued notes mature between July 15, 2025 and October 15, 2030 and generated net proceeds of $38,070.
On July 23, 2020, we commenced a tender offer to purchase for cash up to $100,000 aggregate principal amount of the convertible notes that mature on July 15, 2022 (“2022 Notes July Tender Offer”), of which $258,240 aggregate principal amount of the 2022 Notes were then outstanding. On August 19, 2020, we announced the expiration and results of the 2022 Notes July Tender Offer. On August 24, 2020, $29,420 aggregate principal amount of the 2022 Notes, representing 11.39% of the previously outstanding 2022 Notes, were validly tendered and accepted. The 2022 July Tender Offer resulted in our recognizing a loss of $396. The 2022 Notes July Tender Offer expired at 12:00 midnight, New York City time, on August 19, 2020 (one minute after 11:59 p.m. New York City time on August 18, 2020).

On September 3, 2020, we commenced a tender offer to purchase for cash up to $228,820 aggregate principal amount of the 2022 Notes (“2022 Notes September Tender Offer”), of which $228,820 aggregate principal amount of the 2022 Notes were then outstanding. The 2022 Notes September Tender Offer will expire at 12:00 midnight, New York City time, on October 2, 2020 (one minute after 11:59 PM, on October 1, 2020).

Equity Issuances
On July 23, 2020, August 20, 2020, and September 17, 2020 we issued 1,716,619, 1,742,536, and 1,779,304 shares of our common stock in connection with the dividend reinvestment plan, respectively.
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (the “Dealer Manager”) (the “Dealer Manager Agreement”), pursuant to which the Dealer Manager has agreed to serve as the Company’s agent, principal distributor and exclusive dealer manager for the Company’s offering of up to 40,000,000 shares, par value $0.001 per share, of preferred stock, with a $1,000,000 aggregate liquidation preference. Such Preferred Stock will initially be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), and the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”, and together with the Series M1 Preferred Stock, the “Series M Preferred Stock”).

Investment Holdings
At September 30, 2020, we have $5,386,385, or 169.2%, of our net assets invested in 122 long-term portfolio investments and CLOs.
Our annualized current yield was 11.6% and 11.4% as of September 30, 2020 and June 30, 2020, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 9.7% and 9.7% as of September 30, 2020 and June 30, 2020, respectively, across all investments. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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
As of September 30, 2020, we own controlling interests in the following portfolio companies: CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”); Kickapoo Ranch Pet Resort (“Kickapoo”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); R-V Industries, Inc. (“R-V”); Universal Turbine Parts, LLC (“UTP”); USES Corp. (“USES”); and Valley Electric Company, Inc. (“Valley Electric”). In June 2019, CP Energy purchased a controlling interest of the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $13,156 in senior secured term loans (the “Spartan Term Loan A”) due to us as of September 30, 2020. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as control investment. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loan A.
As of September 30, 2020, we also own affiliated interests in Edmentum Ultimate Holdings, LLC (“Edmentum”); Nixon, Inc. (“Nixon”), PGX Holdings, Inc. (“PGX”), and Targus Cayman HoldCo Limited (“Targus”).
The following shows the composition of our investment portfolio by level of control as of September 30, 2020 and June 30, 2020:

	September 30, 2020				June 30, 2020
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$2,321,471	39.9%	$2,307,572	42.8%	$2,286,725	39.5%	$2,259,292	43.2%
Affiliate Investments	171,649	2.9%	262,175	4.9%	163,484	2.8%	187,537	3.6%
Non-Control/Non-Affiliate Investments	3,335,811	57.2%	2,816,638	52.3%	3,332,509	57.7%	2,785,499	53.2%
Total Investments	$5,828,931	100.0%	$5,386,385	100.0%	$5,782,718	100.0%	$5,232,328	100.0%

The following shows the composition of our investment portfolio by type of investment as of September 30, 2020 and June 30, 2020:

	September 30, 2020				June 30, 2020
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Revolving Line of Credit	$38,363	0.7%	$38,318	0.7%	$38,469	0.7%	$36,944	0.7%
Senior Secured Debt	2,539,272	43.6%	2,435,715	45.3%	2,586,769	44.8%	2,422,523	46.3%
Subordinated Secured Debt	1,431,016	24.6%	1,292,160	24.0%	1,424,633	24.6%	1,269,398	24.3%
Subordinated Unsecured Debt	48,194	0.8%	53,262	1.0%	43,935	0.8%	51,079	1.0%
Subordinated Structured Notes	1,100,944	18.8%	730,514	13.6%	1,089,079	18.8%	708,961	13.5%
Preferred Stock	276,213	4.7%	12,692	0.2%	250,020	4.3%	14,430	0.3%
Common Stock	186,101	3.2%	496,811	9.2%	140,986	2.4%	394,832	7.5%
Membership Interest	208,828	3.6%	324,581	6.0%	208,827	3.6%	310,252	5.9%
Participating Interest(1)	—	—%	2,332	—%	—	—%	23,909	0.5%
Total Investments	$5,828,931	100.0%	$5,386,385	100.0%	$5,782,718	100.0%	$5,232,328	100.0%

(1)	Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.
The following shows our investments in interest bearing securities by type of investment as of September 30, 2020 and June 30, 2020:

	September 30, 2020				June 30, 2020
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien	$2,568,987	49.8%	$2,465,385	54.2%	$2,615,252	50.5%	$2,450,928	54.7%
1.5 Lien	2,873	0.1%	2,873	0.1%	1,981	—%	1,981	—%
Second Lien(1)	1,432,812	27.8%	1,293,955	28.4%	1,428,648	27.6%	1,271,966	28.3%
Third Lien	3,979	0.1%	3,980	0.1%	3,990	0.1%	3,990	0.1%
Unsecured	48,194	0.9%	53,262	1.2%	43,935	0.8%	51,079	1.1%
Subordinated Structured Notes	1,100,944	21.3%	730,514	16.0%	1,089,079	21.0%	708,961	15.8%
Total Interest Bearing Investments	$5,157,789	100.0%	$4,549,969	100.0%	$5,182,885	100.0%	$4,488,905	100.0%

(1)	Includes the Second Lien Revolving Credit Facility to Edmentum, Inc., which is otherwise classified as Revolving Line of Credit.

The following shows the composition of our investment portfolio by industry as of September 30, 2020 and June 30, 2020:

	September 30, 2020				June 30, 2020
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$92,535	1.6%	$92,124	1.7%	$88,208	1.5%	$85,627	1.6%
Air Freight & Logistics	12,500	0.2%	10,386	0.2%	12,500	0.2%	10,755	0.2%
Auto Components	52,532	0.9%	52,019	1.0%	26,776	0.5%	24,867	0.5%
Chemicals	31,077	0.5%	31,222	0.6%	31,837	0.6%	31,891	0.6%
Commercial Services & Supplies	365,933	6.4%	294,054	5.5%	368,577	6.4%	294,277	5.6%
Communications Equipment	59,681	1.0%	54,191	1.0%	59,638	1.0%	50,837	1.0%
Construction & Engineering	68,874	1.2%	133,624	2.5%	68,874	1.2%	129,296	2.5%
Consumer Finance	511,509	8.8%	657,600	12.2%	506,771	8.8%	645,726	12.3%
Distributors	277,806	4.8%	178,539	3.3%	278,331	4.8%	175,931	3.4%
Diversified Consumer Services	171,222	2.9%	240,189	4.5%	163,057	2.8%	169,615	3.2%
Diversified Financial Services	30,165	0.5%	30,165	0.6%	30,165	0.5%	30,165	0.6%
Diversified Telecommunication Services	56,467	1.0%	56,117	1.0%	57,098	1.0%	55,311	1.1%
Energy Equipment & Services	270,576	4.6%	66,660	1.2%	266,618	4.6%	82,236	1.6%
Entertainment	50,282	0.9%	49,040	0.9%	50,601	0.9%	49,017	0.9%
Equity Real Estate Investment Trusts (REITs)	503,014	8.7%	781,759	14.5%	486,268	8.4%	753,583	14.4%
Food Products	29,759	0.5%	29,938	0.6%	24,853	0.4%	25,000	0.5%
Health Care Equipment & Supplies	7,475	0.1%	5,845	0.1%	7,474	0.1%	5,606	0.1%
Health Care Providers & Services	535,168	9.2%	501,693	9.3%	533,188	9.2%	495,402	9.5%
Hotels, Restaurants & Leisure	23,834	0.4%	21,721	0.4%	23,501	0.4%	21,008	0.4%
Household Durables	15,908	0.3%	18,039	0.3%	24,437	0.4%	24,362	0.5%
Household Products	24,375	0.4%	24,375	0.5%	15,915	0.3%	16,066	0.3%
Insurance	16,968	0.3%	16,978	0.3%	12,796	0.2%	12,744	0.2%
Interactive Media & Services	195,577	3.4%	195,577	3.6%	200,728	3.5%	200,728	3.8%
Internet & Direct Marketing Retail	15,775	0.3%	16,562	0.3%	15,706	0.3%	16,440	0.3%
IT Services	177,568	3.0%	177,607	3.3%	203,285	3.5%	204,061	3.9%
Leisure Products	25,588	0.4%	25,386	0.5%	24,519	0.4%	24,319	0.5%
Machinery	81,950	1.4%	85,364	1.6%	84,234	1.5%	87,220	1.7%
Media	117,085	2.0%	98,140	1.8%	117,524	2.0%	100,592	1.9%
Online Lending	30,621	0.5%	30,621	0.6%	45,950	0.8%	45,950	0.9%
Paper & Forest Products	15,808	0.3%	15,808	0.3%	15,788	0.3%	15,788	0.3%
Personal Products	247,336	4.2%	66,974	1.2%	246,702	4.3%	59,907	1.1%
Professional Services	94,717	1.6%	96,732	1.8%	104,164	1.8%	106,542	2.0%
Real Estate Management & Development	31,537	0.5%	31,537	0.6%	31,747	0.5%	31,747	0.6%
Software	75,199	1.3%	74,386	1.4%	75,208	1.3%	73,745	1.4%
Technology Hardware, Storage & Peripherals	12,419	0.2%	12,377	0.2%	12,415	0.2%	12,318	0.2%
Textiles, Apparel & Luxury Goods	204,984	3.5%	225,173	4.2%	205,874	3.6%	221,227	4.2%
Trading Companies & Distributors	65,280	1.1%	28,466	0.5%	65,450	1.1%	26,599	0.5%
Transportation Infrastructure	27,683	0.5%	27,683	0.5%	27,662	0.5%	27,662	0.5%
Subtotal	$4,626,787	79.4%	$4,554,671	84.6%	$4,614,439	79.8%	$4,444,167	84.8%
Structured Finance(1)	$1,202,144	20.6%	$831,714	15.4%	$1,168,279	20.2%	$788,161	15.2%
Total Investments	$5,828,931	100.0%	$5,386,385	100.0%	$5,782,718	100.0%	$5,232,328	100.0%
(1) Our RSSN and SSN investments do not have industry concentrations and as such have been separated in the tables above. As of September 30, 2020 and June 30, 2020, Structured Finance includes $101,200 and $79,200, respectively, of senior secured debt investments held through our investment in NPRC and it’s wholly-owned subsidiary.

Portfolio Investment Activity
Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans, though we also continue to close select junior debt and equity investments. For information regarding investment activity for the three months ended September 30, 2020 and September 30, 2019 are presented below:

	Three months ended September 30,
	2020	2019
Investments made in new portfolio companies	$101,411	$32,509
Follow-on investments made in existing portfolio companies (1)	53,389	47,033
Revolver advances	2,000	500
PIK interest	20,341	14,498
Total acquisitions	$177,141	$94,540

Acquisitions by portfolio composition
1st Lien Term Loan	$128,695	$58,610
Subordinated Secured Debt	20,959	20,268
Rated Secured Structured Notes	—	5,534
Subordinated Unsecured Debt	1,294	178
Equity	26,193	9,950
Total acquisitions by portfolio composition	$177,141	$94,540

Investments sold	$—	$16,000
Partial repayments (2)	47,145	96,408
Full repayments	97,488	130,072
Revolver paydowns	777	2,693
Total dispositions	$145,410	$245,173

Dispositions by portfolio composition
1st Lien Term Loan	$130,346	$145,502
Subordinated Secured Debt	14,918	99,671
Subordinated Unsecured Debt	145	—
Equity	1	—
Total dispositions by portfolio composition	$145,410	$245,173

Weighted average interest rates for new investments by portfolio composition (3)
1st Lien Term Loan	9.54%	9.25%
Subordinated Secured Debt	8.61%	N/A
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $5,386,385.
Our portfolio companies are generally lower middle market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
Impact of the novel coronavirus (the “Wuhan Virus”) pandemic
As of September 30, 2020, there remains to be global uncertainty surrounding the Wuhan Virus pandemic, which has caused severe disruptions in the global economy and has negatively impacted the fair value and performance of certain investments since the pandemic began. For the three months ended September 30, 2020, the resulting changes in net unrealized depreciation on investments were largely due to widening credit spreads as market participants expected a higher yield on similar investments given the significant market volatility generated by the Wuhan Virus pandemic. To a lesser extent, the changes in net unrealized depreciation on investments for certain of our portfolio companies also reflected other factors such as specific industry concerns, uncertainty about the duration of business shutdowns and near-term liquidity needs. For additional information concerning the Wuhan Virus pandemic and its potential impact on our business and our operating results, see Part II, Item 1A. Risk Factors, “Risk Factors - The Wuhan Virus pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.”

Control Company Investments
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the three months ended September 30, 2020.
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings, a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy, and the remaining equity is owned by CP Energy management. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries.
On April 6, 2018, Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”), a previously controlled portfolio company, merged with and into CP Energy, with CP Energy continuing as the surviving corporation. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Holdings, which owns 100% of Spartan, a portfolio company of Prospect with $13,156 in senior secured term loans due to us as of September 30, 2020. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loan A is presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. On December 30, 2019, Wolf Energy LLC, Wolf Energy Services LLC, and AEH LLC (collectively referred to as “Wolf Energy”), a previously controlled portfolio company, merged with and into CP Energy, with CP Energy continuing as the surviving corporation. See Note 14 in our Consolidated Financial Statements for further discussion.
The fair value of our investment in CP Energy decreased to $54,309 as of September 30, 2020, which is a discount of $172,375 from its amortized cost, compared to a fair value of $69,885 as of June 30, 2020, representing a discount of $152,841 to its amortized cost. The increase in discount to amortized cost resulted from a decline in financial performance and corresponding valuation multiples as a result of headwinds in the oil and gas industry, primarily associated with the demand imbalance stemming from the novel coronavirus.
National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties, self-storage, and student housing properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly owned subsidiaries, NPRC invests in online consumer loans and RSSNs. As of September 30, 2020, we own 100% of the fully-diluted common equity of NPRC.
During the three months ended September 30, 2020, we received partial repayments of $15,329 of our loans previously outstanding with NPRC, and $38,746 of debt financing to NPRC to provide working capital and support real estate capital expenditures and to fund purchases of rated secured structured notes.
The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of September 30, 2020, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 6,354 individual loans and residual interest in four securitizations, and had an aggregate fair value of $30,644. The average outstanding individual loan balance is approximately $3 and the loans mature on dates ranging from October 1, 2020 to April 19, 2025 with a weighted-average outstanding term of 18 months as of September 30, 2020. Fixed interest rates range from 6.0% to 36.0% with a weighted-average current interest rate of 22.0%. As of September 30, 2020, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $30,621.
As of September 30, 2020, based on outstanding principal balance, 13.6% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 32.8% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 53.6% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$2,785	$2,691	6.0% - 24.1%	12.5%
Prime	6,731	6,334	6.0% - 36.0%	18.0%
Near Prime	11,024	10,608	6.0% - 36.0%	26.8%
*Weighted by outstanding principal balance of the online consumer loans.

The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of September 30, 2020, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 34 investments with a fair value of $188,885 and face value of $208,342. The average outstanding note is approximately $6,128 with an expected maturity date ranging from April 2026 to April 2029 and weighted-average expected maturity of 8 years as of September 30, 2020. Coupons range from three-month Libor (“3ML”) plus 5.45% to 9.45% with a weighted-average coupon of 3ML + 7.16%. As of September 30, 2020, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $101,200.
As of September 30, 2020, based on outstanding notional balance, 25% of the portfolio was invested in Single - B rated tranches and 75% of the portfolio in BB rated tranches.
As of September 30, 2020, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $634,835 and a fair value of $913,580, including our investment in online consumer lending and rated secured structured notes as discussed above. The fair value of $781,759 related to NPRC’s real estate portfolio was comprised of thirty-nine multi-families properties, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of September 30, 2020.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	—
3	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,068
4	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,470
5	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	24,030
6	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,074
7	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	13,710
8	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	9,928
9	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	12,952
10	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
11	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
12	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	85,118
13	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	15,527
14	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,694
15	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	29,942
16	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	17,036
17	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	17,272
18	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	24,718
19	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	19,210
20	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,719
21	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,144
22	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	43,070
23	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
24	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
25	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
26	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
27	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	51,160
28	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
29	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	14,679
30	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
31	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
32	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
33	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
34	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	44,044
35	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	14,185
36	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
37	Laurel Pointe Holdings, LLC	Forest Park, GA	5/9/2018	33,005	26,400
38	Bradford Ridge Holdings, LLC	Forest Park, GA	5/9/2018	12,500	10,000
39	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
40	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	39,525
41	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	19,335
42	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
43	Ashwood Ridge Holdings LLC	Jonesboro, GA	9/21/2018	9,600	7,300
44	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
45	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
46	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
47	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
48	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	30,127
49	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	14,662
50	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
				$1,843,477	$1,543,261
The fair value of our investment in NPRC increased to $913,580 as of September 30, 2020, a premium of $278,745 from its amortized cost basis compared to a fair value of $878,733 as of June 30, 2020, representing a premium of $267,315. The increase in premium to amortized cost is primarily due to an increase in property values and change in methodology discussed above.
Our controlled investments, including those discussed above, are valued at $13,899 below their amortized cost as of September 30, 2020.
Affiliate and Non-Control Company Investments

We hold four affiliate investments at September 30, 2020 with a total fair value of $262,175, a premium of $90,526 from their combined amortized cost, compared to a fair value of $187,537 as of June 30, 2020, representing a $24,053 premium to its amortized cost. The increase in premium is primarily driven by our investment in PGX Holdings, Inc. (“Progrexion”), which is valued at a premium of $57,951 at September 30, 2020 compared to a premium of $180 as of June 30, 2020. Progrexion’s increase in premium was driven by strong financial performance.

With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. However, as of September 30, 2020, two of our non-control/ non-affiliate investments, Engine Group, Inc. (“Engine”) and USC are valued at discounts to amortized cost of $28,630 and $98,851, respectively. As of September 30, 2020, our CLO investment portfolio is valued at a $370,430 discount to amortized cost. Excluding Engine, USC, and the CLO investment portfolio, non-control/non-affiliate investments at September 30, 2020 are valued at $21,262 below their amortized cost largely due to widening credit spreads as market participants expected a higher yield on similar investments given the significant market volatility generated by the Wuhan Virus pandemic. For more information on change in unrealized, see “Results of Operations - Change in Unrealized Gains/Losses.”

Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of September 30, 2020 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in April 2017 (with a follow-on issuance in May 2018) and March 2019; Public Notes which we issued in March 2013, December 2015 (and from time to time through our 2024 Notes Follow-on Program), June 2018 (and from time to time through our 2028 Notes Follow-on Program), October 2018, and December 2018 (and from time to time through our 2029 Notes Follow-on Program); and Prospect Capital InterNotes® which we issue from time to time. As of September 30, 2020, our equity capital is comprised entirely of common equity.
The following table shows our outstanding debt as of September 30, 2020.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value(1)		Effective Interest Rate
Revolving Credit Facility(2)	$250,993	$8,596	$250,993	(3)	$250,993		1ML+2.20%	(6)

2022 Notes	228,820	2,864	225,956		231,799	(4)	5.65%	(7)
2025 Notes	201,250	5,035	196,215		207,076	(4)	6.63%	(7)
Convertible Notes	430,070		422,171		438,875

6.375% 2024 Notes	100,000	695	99,305		104,389	(4)	6.64%	(7)
2023 Notes	320,000	2,207	317,793		331,581	(4)	6.09%	(7)
2024 Notes	233,788	3,721	230,067		240,708	(4)	6.76%	(7)
2028 Notes	70,761	2,091	68,670		70,837	(4)	6.77%	(7)
2029 Notes	69,170	2,297	66,873		70,277	(4)	7.38%	(7)
Public Notes	793,719		782,708		817,792

Prospect Capital InterNotes®	718,321	12,959	705,362		740,257	(5)	6.04%	(8)
Total	$2,193,103		$2,161,234		$2,247,917

(1)
As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of September 30, 2020.

(2)	The maximum draw amount of the Revolving Credit facility as of September 30, 2020 is $1,077,500.

(3)	Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Critical Accounting Policies and Estimates for accounting policy details.

(4)	We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.

(5)	The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread based on observable market inputs.

(6)	Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.

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

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of September 30, 2020.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$250,993	$—	$—	$250,993	$—
Convertible Notes	430,070	—	228,820	201,250	—
Public Notes	793,719	—	320,000	333,788	139,931
Prospect Capital InterNotes®	718,321	—	4,478	277,855	435,988
Total Contractual Obligations	$2,193,103	$—	$553,298	$1,063,886	$575,919
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of June 30, 2020:

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

On September 9, 2019, we amended the 2018 Facility and closed an expanded revolving credit facility (the “2019 Facility” and collectively with the 2014 Facility and the 2018 Facility, the “Revolving Credit Facility”). The lenders had extended commitments of $1,077,500 as of September 30, 2020. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The Revolving Credit Facility Facility matures on September 9, 2024. It includes a revolving period that extends through September 9, 2023, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due, if required by the lenders.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. The Revolving Credit Facility also requires the maintenance of a minimum liquidity requirement. As of September 30, 2020, we were in compliance with the applicable covenants.
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
For the three months ended September 30, 2020 and September 30, 2019, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended September 30,
	2020	2019
Average stated interest rate	2.37%	4.45%
Average outstanding balance	$377,113	$87,772

As of September 30, 2020 and June 30, 2020, we had $512,615 and $545,496, respectively, available to us for borrowing under the Revolving Credit Facility, net of $250,993 and $237,536 outstanding borrowings as of the respective balance sheet dates. As of September 30, 2020, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,519,658, which represents 28.1% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,077,500. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $10,904 of new fees and $7,787 were carried over for continuing participants from the previous facilities, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of September 30, 2020, $8,596 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended September 30, 2020 and September 30, 2019, we recorded $4,633 and $5,422, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On July 23, 2020, we commenced a tender offer to purchase for cash up to $100,000 aggregate principal amount of the 2022 Notes (“2022 Notes July Tender Offer”). On August 19, 2020, $29,420 aggregate principal amount of the 2022 Notes, representing 11.4% of the previously outstanding 2022 Notes, were validly tendered and accepted. The 2022 Notes July Tender Offer resulted in our recognizing a loss of $396 during the three months ended September 30, 2020.
On September 3, 2020, we commenced a tender offer to purchase for cash up to $228,820 aggregate principal amount of the 2022 Notes (“2022 Notes September Tender Offer”). The 2022 Notes September Tender Offer expired at 12:00 midnight, New York City time, on October 2, 2020 (one minute after 11:59 PM, on October 1, 2020). As of September 30, 2020, the outstanding aggregate principal amount of the 2022 Notes is $228,820.
On March 1, 2019, we issued $175,000 aggregate principal amount of senior convertible notes that mature on March 1, 2025 (the “2025 Notes”), unless previously converted or repurchased in accordance with their terms. We granted the underwriters a 13-day over-allotment option to purchase up to an additional $26,250 aggregate principal amount of the 2025 Notes. The underwriters fully exercised the over-allotment option on March 11, 20l9 and we issued $26,250 aggregate principal amount of 2025 Notes at settlement on March 13, 2019. The 2025 Notes bear interest at a rate of 6.375% per year, payable semi-annually on March 1 and September 1 each year, beginning September 1, 2019. Total proceeds from the issuance of the 2025 Notes, net of underwriting discounts and offering costs, were $198,674. As of September 30, 2020, the outstanding aggregate principal amount of the 2025 Notes is $201,250.
Certain key terms related to the convertible features for the 2020 Notes, the 2022 Notes, and the 2025 Notes (collectively, the “Convertible Notes”) are listed below.

	2022 Notes	2025 Notes
Initial conversion rate(1)	100.2305	110.7420
Initial conversion price	$9.98	$9.03
Conversion rate at September 30, 2020(1)(2)	100.2305	110.7420
Conversion price at September 30, 2020(2)(3)	$9.98	$9.03
Last conversion price calculation date	4/11/2020	3/1/2020
Dividend threshold amount (per share)(4)	$0.083330	$0.060000

(1)	Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.

(2)	Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.

(3)	The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

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
In connection with the issuance of the Convertible Notes, we recorded a discount of $4,025 and debt issuance costs of $20,751 which are being amortized over the terms of the Convertible Notes. As of September 30, 2020, $3,113 of the original issue discount and $4,786 of the debt issuance costs remain to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended September 30, 2020 and September 30, 2019, we recorded $6,865 and $10,655, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.

Public Notes
On March 15, 2013, we issued $250,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Original 2023 Notes”). The Original 2023 Notes bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2013. Total proceeds from the issuance of the Original 2023 Notes, net of underwriting discounts and offering costs, were $243,641. On June 20, 2018, we issued an additional $70,000 aggregate principal amount of unsecured notes that mature on March 15, 2023 (the “Additional 2023 Notes”, and together with the Original 2023 Notes, the “2023 Notes”). The Additional 2023 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2023 Notes and bear interest at a rate of 5.875% per year, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the Additional 2023 Notes, net of underwriting discounts, were $69,403. As of September 30, 2020, the outstanding aggregate principal amount of the 2023 Notes is $320,000.

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
During the year ended June 30, 2019, we issued an additional $35,162 aggregate principal amount under the Second 2024 Notes ATM, for net proceeds of $34,855, after commissions and offering costs. On March 20, 2020, we commenced a tender offer to purchase for cash any and all of the $234,443 aggregate principal amount of the 2024 Notes (“2024 Notes March Tender Offer”). On March 31, 2020, $655 aggregate principal amount of the 2024 Notes, representing 0.3% of the previously outstanding 2024 Notes, were validly tendered and accepted. The 2024 Notes March Tender Offer, resulted in our recognizing a gain of $203 during the three months ended March 31, 2020. As of September 30, 2020, the outstanding aggregate principal amount of the 2024 Notes is $233,788.

On June 7, 2018, we issued $55,000 aggregate principal amount of unsecured notes that mature on June 15, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts and offering costs were $53,119. On July 2, 2018, we entered into an ATM program with B. Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2028 Notes (“2028 Notes ATM” or “2028 Notes Follow-on Program”). The 2028 Notes are listed on the NYSE and trade thereon under the ticker “PBY.” During the year ended June 30, 2019, we issued an additional $15,761 aggregate principal amount under the 2028 Notes ATM, for net proceeds of $15,530, after commissions and offering costs. As of September 30, 2020, the outstanding aggregate principal amount of the 2028 Notes is $70,761.
On October 1, 2018, we issued $100,000 aggregate principal amount of unsecured notes that mature on January 15, 2024 (the “6.375% 2024 Notes”). The 6.375% 2024 Notes bear interest at a rate of 6.375% per year, payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2019. Total proceeds from the issuance of the 6.375% 2024 Notes, net of underwriting discounts and offering costs, were $98,985. As of September 30, 2020, the outstanding aggregate principal amount of the 6.375% 2024 Notes is $100,000.
On December 5, 2018, we issued $50,000 aggregate principal amount of unsecured notes that mature on June 15, 2029 (the “2029 Notes”). The 2029 Notes bear interest at a rate of 6.875% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning March 15, 2019. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts and offering costs, were $48,057. On February 9, 2019, we entered into an ATM program with B. Riley FBR, Inc., BB&T Capital Markets, and Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2029 Notes (“2029 Notes ATM” or “2029 Notes Follow-on Program”). The 2029 Notes are listed on the NYSE and trade thereon under the ticker “PBC.” During the year ended June 30, 2019, we issued an additional $19,170 aggregate principal amount under the 2029 Notes ATM, for net proceeds of $18,523, after commissions and offering costs. As of September 30, 2020, the outstanding aggregate principal amount of the 2029 Notes is $69,170.

The 2023 Notes, the 2024 Notes, the 2028 Notes, the 6.375% 2024 Notes, and the 2029 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $4,112 and debt issuance costs of $16,226, which are being amortized over the term of the notes. As of September 30, 2020, $1,935 of the original issue discount and $9,076 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended September 30, 2020 and September 30, 2019, we recorded $12,843 and $12,818, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.

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
On February 13, 2020, the September 2019 Selling Agent Agreement was terminated, and we entered into a new selling agent agreement with Incapital LLC (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with the previously authorized selling agent agreements, the “InterNotes® Offerings”). Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of September 30, 2020, $718,321 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the three months ended September 30, 2020, we issued $38,657 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $38,070. These notes were issued with stated interest rates ranging from 4.75% to 6.00% with a weighted average interest rate of 5.42%. These notes mature between July 15, 2025 and October 15, 2030.

The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2020:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$24,906	4.75%–5.50%	5.31%	July 15, 2025 – October 15, 2025
7	5,884	5.00%–5.75%	5.49%	July 15, 2027 – October 15, 2027
10	7,867	5.25%–6.00%	5.75%	July 15, 2030 – October 15, 2030
	$38,657
During the three months ended September 30, 2019, we issued $95,135 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $93,459. These notes were issued with stated interest rates ranging from 3.75% to 5.50% with a weighted average interest rate of 4.51%. These notes mature between July 15, 2024 and October 15, 2029.

The following table summarizes the Prospect Capital InterNotes® issued during the three months ended September 30, 2019:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$32,479	3.75%-5.00%	4.44%	July 15, 2024 – October 15, 2024
7	24,020	4.00%–5.25%	4.32%	July 15, 2026 – October 15, 2026
10	38,636	6.00%-6.25%	6.13%	July 15, 2028 – March 15, 2029
	$95,135
During the three months ended September 30, 2020, we repaid $565 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2020 was $14.

The following table summarizes the Prospect Capital InterNotes® outstanding as of September 30, 2020:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$243,146	3.75% – 5.75%	4.86%	September 15, 2023 – October 15, 2025
7	110,348	4.00% – 6.00%	5.13%	July 15, 2024 – October 15, 2027
8	24,325	4.50% – 5.75%	4.67%	August 15, 2025 – July 15, 2026
10	167,479	3.75% – 6.25%	5.34%	January 15, 2024 – October 15, 2030
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	16,851	5.75% – 6.00%	5.79%	May 15, 2028 – November 15, 2028
18	18,721	4.50% – 6.25%	5.58%	December 15, 2030 – August 15, 2031
20	3,812	5.75% – 6.00%	5.89%	November 15, 2032 – October 15, 2033
25	30,710	6.25% – 6.50%	6.39%	August 15, 2038 – May 15, 2039
30	99,951	5.50% – 6.75%	6.25%	November 15, 2042 – October 15, 2043
	$718,321
During the three months ended September 30, 2019, we redeemed, prior to maturity $143,980 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 5.26% in order to replace shorter maturity debt with longer-term debt. During the three months ended September 30, 2019, we repaid $1,479 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended September 30, 2019 was $1,193.

The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2020:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$218,240	3.75% – 5.75%	4.81%	September 15, 2023 - July 15, 2025
7.0	104,529	4.00% – 6.00%	5.11%	July 15, 2024 - July 15, 2027
8.0	24,325	4.50% – 5.75%	4.67%	August 15, 2025 - July 15, 2026
10	159,802	3.75% – 6.25%	5.32%	January 15, 2024 - July 15, 2030
12	2,978	6.00%	6.00%	November 15, 2025 - December 15, 2025
15	16,851	5.75% – 6.00%	5.79%	May 15, 2028 - November 15, 2028
18	18,741	4.50% – 6.25%	5.58%	December 15, 2030 - August 15, 2031
20	3,847	5.75% – 6.00%	5.89%	November 15, 2032 - October 15, 2033
25	30,710	6.25% – 6.50%	6.39%	August 15, 2038 - May 15, 2039
30	100,206	5.50% – 6.75%	6.25%	November 15, 2042 - October 15, 2043
	$680,229
In connection with the issuance of Prospect Capital InterNotes®, we incurred $29,477 of fees which are being amortized over the term of the notes, of which $12,959 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of September 30, 2020.
During the three months ended September 30, 2020 and September 30, 2019, we recorded $9,708 and $10,003, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Net Asset Value
During the three months ended September 30, 2020, our net asset value increased by $125,166, or $0.22 per share. The increase was primarily attributable to an increase in net realized and net change in unrealized gains of $110,201, or $0.30 per weighted average share. The increase was primarily offset by $0.05 of dilution per share related to common stock issuances through our dividend reinvestment program, and further offset by distributions of $67,861, or $0.18 per weighted average share, exceeding net investment income of $57,545, or $0.15 per weighted average share, resulting in a net decrease of $0.03 per weighted average share for the three months ended September 30, 2020. The following table shows the calculation of net asset value per share as of September 30, 2020 and June 30, 2020.

	September 30, 2020	June 30, 2020
Net assets	$3,181,027	$3,055,861
Shares of common stock issued and outstanding	378,776,958	373,538,499
Net asset value per share	$8.40	$8.18
Results of Operations
Operating results for the three months ended September 30, 2020 and September 30, 2019 were as follows:

	Three Months Ended September 30,
	2020	2019
Investment income	$142,880	$161,883
Operating expenses	85,335	90,823
Net investment income	57,545	71,060
Net realized gains (losses) from investments	2,843	(2,198)
Net change in unrealized gains (losses) from investments	107,844	(48,459)
Net realized losses on extinguishment of debt	(486)	(2,338)
Net increase in net assets resulting from operations	$167,746	$18,065
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
The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended September 30,
	2020	2019
Interest income	$132,239	$145,956
Dividend income	25	4,254
Other income	10,616	11,673
Total investment income	$142,880	$161,883

Average debt principal of performing interest bearing investments(1)	$5,395,867	$5,374,563
Weighted average interest rate earned on performing interest bearing investments(1)	9.59%	10.63%
Average debt principal of all interest bearing investments(2)	$5,825,885	$5,972,978
Weighted average interest rate earned on all interest bearing investments(2)	8.88%	9.56%
(1) Excludes equity investments and non-accrual loans.
(2) Excludes equity investments.

Average interest income producing assets increased from $5,374,563 for the three months ended September 30, 2019 to $5,395,867 for the three months ended September 30, 2020. The average interest earned on interest bearing performing assets decreased from 10.63% for the three months ended September 30, 2019 to 9.59% for the three months ended September 30, 2020. The average interest earned on all interest bearing performing assets decreased from 9.56% for the three months ended September 30, 2019 to 8.88% for the three months ended September 30, 2020. The decrease in both is primarily due to a decline in LIBOR and reduced returns from our structured credit investments.
Investment income is also generated from dividends and other income which is less predictable than interest income. The following table describes dividend income earned for the three months ended September 30, 2020 and September 30, 2019, respectively:

	Three Months Ended September 30,
	2020	2019
Dividend income
Valley Electric Company, Inc.	$—	$3,800
Other, net	25	454
Total dividend income	$25	$4,254

Other income is comprised of structuring fees, advisory fees, royalty interests, settlement of net profits interests and settlement of residual profits interests. The following table describes other income earned for the three months ended September 30, 2020 and September 30, 2019, respectively:

	Three Months Ended September 30,
	2020	2019
Structuring, advisory and amendment fees
National Property REIT Corp.	$—	$8,039
Eze Castle Integration, Inc.	1,250	—
Other, net	176	271
Total structuring, advisory and amendment fees	$1,426	$8,310
Royalty and net revenue interests
National Property REIT Corp.	$8,898	$3,232
Other, net	168	—
Total royalty and net revenue interests	$9,066	$3,232
Administrative agent fees
Other, net	$124	$131
Total administrative agent fees	124	131
Total other income	$10,616	$11,673

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

The following table describes the various components of our operating expenses:

	Three Months Ended September 30,
	2020	2019
Base management fee	$26,850	$28,463
Income incentive fee	14,386	17,765
Interest and credit facility expenses	34,049	38,898
Allocation of overhead from Prospect Administration	4,657	3,494
Audit, compliance and tax related fees	938	375
Directors’ fees	113	113
Other general and administrative expenses	4,342	1,715
Total operating expenses	$85,335	$90,823
Total gross and net base management fee was $26,850 and 28,463 for the three months ended September 30, 2020 and September 30, 2019, respectively. The decrease in total gross base management fee is directly related to a decrease in average total assets.
For the three months ended September 30, 2020 and September 30, 2019, we incurred $14,386 and $17,765 of income incentive fees, respectively. This decrease was driven by a corresponding decrease in pre-incentive fee net investment income from $88,825 for the three months ended September 30, 2019 to $71,931 for the three months ended September 30, 2020. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended September 30, 2020 and September 30, 2019, we incurred $34,049 and $38,898 respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years:

	Three Months Ended September 30,
	2020	2019
Interest on borrowings	$30,058	$32,449
Amortization of deferred financing costs	1,920	2,241
Accretion of discount on unsecured debt	269	254
Facility commitment fees	1,802	3,954
Total interest and credit facility expenses	$34,049	$38,898

Average principal debt outstanding	$2,314,135	$2,305,797
Annualized weighted average stated interest rate on borrowings(1)	5.20%	5.63%
Annualized weighted average interest rate on borrowings(2)	5.89%	6.75%

(1)	Includes only the stated interest expense.

(2)	Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
Interest expense decreased from $38,898 for the three months ended September 30, 2019 to $34,049 for the three months ended September 30, 2020. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 5.63% for the three months ended September 30, 2019 to 5.20% for the three months ended September 30, 2020. This decrease is primarily due to a decrease in the amount of additional InterNotes issued, increase in repurchased InterNotes in 2020 fiscal year, as well as repurchases of our Convertible Notes.
The allocation of net overhead expense from Prospect Administration was $4,657 and $3,494 for the three months ended September 30, 2020 and September 30, 2019, respectively. Prospect Administration received estimated payments of $66 and $584 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal services during the three months ended September 30, 2020 and September 30, 2019, respectively. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $5,393 and $2,203 for the three months ended September 30, 2020 and September 30, 2019, respectively. The $3,190 increase was primarily attributable to an increase in legal fees and investor relations related fees.
Net Investment Income
Net investment income represents the difference between investment income and operating expenses. Net investment income was $57,545 and $71,060 for the three months ended September 30, 2020 and September 30, 2019, respectively. The decrease of $13,515 was primarily due to a decrease in investment income of $19,003 partially offset by a decrease in operating expenses of $5,488. Refer to above Investment Income and Operating Expenses discussions for detail.
Net Realized (Losses) Gains
The following table details net realized gains (losses) from investments for the three months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30,
Portfolio Company	2020	2019
Spartan - Term Loan B	$2,832	$—
Madison Park Funding IX, Ltd.	—	(1,949)
Voya CLO 2012-2 Ltd.	—	(450)
Other, net	11	201
Net realized gains (losses)	$2,843	$(2,198)

The following table details net realized losses on extinguishment of debt for the three months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30,
Debt Extinguished	2020	2019
2022 Notes	$(396)	$—
Prospect Capital InterNotes®	(14)	(1,193)
2020 Notes	—	(668)
Other, net	(76)	(477)
Net realized losses	$(486)	$(2,338)
Change in Unrealized (Losses) Gains
The following table details net change in unrealized (losses) gains for our portfolio for the three months ended September 30, 2020 and September 30, 2019, respectively:

	Three Months Ended September 30,
	2020(1)	2019
Control investments	$13,535	$(39,021)
Affiliate investments	66,473	18,020
Non-control/non-affiliate investments	27,836	(27,458)
Net change in unrealized gains (losses)	$107,844	$(48,459)
(1) For the three months ended September 30, 2020, the fair value of our investments was negatively impacted by the uncertainty surrounding the impact of the Wuhan Virus pandemic. For more information, see “Investment Valuation”.

The following table details reflects net change in unrealized gains (losses) on investments for the three months ended September 30, 2020:

Net Change in Unrealized Gains (Losses)
PGX Holdings, Inc.	$57,771
Other, net	22,428
National Property REIT Corp.	11,430
Subordinated Structured Notes	9,689
First Tower Finance Company LLC	6,546
Pacific World Corporation	6,433
USES Corp.	5,137
Edmentum Ultimate Holdings, LLC	4,924
Valley Electric Company, Inc.	4,328
Engine Group, Inc.	4,076
Targus Cayman HoldCo Limited	3,778
MITY, Inc.	(3,632)
NMMB, Inc.	(5,530)
CP Energy Services Inc.	(19,534)
Net change in unrealized gains	$107,844
The following table reflects net change in unrealized gains (losses) on investments for the three months ended September 30, 2019:

Net Change in Unrealized Gains (Losses)
National Property REIT Corp.	$25,200
Edmentum Ultimate Holdings, LLC	12,972
Other, net	7,015
CP Energy Services Inc.	(10,376)
Pacific World Corporation	(14,338)
InterDent, Inc.	(21,026)
Valley Electric Company, Inc.	(21,611)
Subordinated Structured Notes	(26,295)
Net change in unrealized (losses)	$(48,459)

Financial Condition, Liquidity and Capital Resources
For the three months ended September 30, 2020 and September 30, 2019, our operating activities provided $4,567 and provided $225,058 of cash, respectively. There were no investing activities for the three months ended September 30, 2020 and September 30, 2019. Financing activities used $20,825 and $225,982 of cash during the three months ended September 30, 2020 and September 30, 2019, respectively, which included dividend payments of $42,265 and $64,554, respectively.

Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to holders of our common stock.

Our primary sources of funds have historically been issuances of debt and equity. More recently, we have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the three months ended September 30, 2020, we borrowed $212,900 and we made repayments totaling $199,443 under the Revolving Credit Facility. As of September 30, 2020, our outstanding balance on the Revolving Credit Facility was $250,993. As of September 30, 2020, we had, net of unamortized discount and debt issuance costs, $422,171 outstanding on the Convertible Notes, $782,708 outstanding on the Public Notes and $705,362 outstanding on the Prospect Capital InterNotes® (See “Capitalization” above).

Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of September 30, 2020 and June 30, 2020, we had $42,099 and $41,487, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of September 30, 2020 and June 30, 2020.
We have guaranteed $2,487 in standby letters of credit issued through a financial intermediary and $4,186 of equipment lease obligations on behalf of InterDent, Inc. (“InterDent”) as of September 30, 2020. Under these arrangements, we would be required to make payments to the financial intermediary or equipment lease provider, respectively, if InterDent was to default on their related payment obligations. As of September 30, 2020, we have not recorded a liability on the statement of assets and liabilities for these guarantees as the likelihood of default on the standby letters of credit or equipment lease is deemed to be remote.
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

Our stockholders’ equity accounts as of September 30, 2020 and June 30, 2020 reflect cumulative shares issued, net of shares repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
We did not repurchase any shares of our common stock for the three months ended September 30, 2020 or September 30, 2019.
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
Recent Developments
During the period from October 5, 2020 through November 5, 2020 we issued $11,616 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $11,435.
The 2022 Notes September Tender Offer expired at 12:00 midnight, New York City time, on October 2, 2020 (one minute after 11:59 p.m., New York City time, on October 1, 2020). As of the expiration date, $6,035 aggregate principal amount of the 2022 Notes, representing 2.64% of the previously outstanding 2022 Notes, were validly tendered and accepted at the purchase price of 101.00, plus accrued and unpaid interest, pursuant to the 2022 Notes September Tender Offer. Following settlement of the 2022 Notes September Tender Offer on October 6, 2020, approximately $222,785 aggregate principal amount of the 2022 Notes remain outstanding.
During the period of October 15, 2020 through October 30, 2020, we provided $12,451 of Senior Secured Term Loan A funding to NPRC and its wholly-owned subsidiaries to fund the acquisition of a real estate property and support capital expenditures for existing real estate properties.
On October 16, 2020, Ahead Data Blue, LLC (“Ahead Data Blue”) fully repaid the $70,000 Second Lien Term Loan receivable to us at par. Concurrent with the repayment, we made a new $57,500 Second Lien Term Loan investment in Ahead Data Blue to support a change of control transaction.
On October 19, 2020, we commenced a tender offer to purchase for cash any and all of the aggregate outstanding 2022 Notes at the purchase price of 102.625, plus accrued and unpaid interest (the “2022 Notes October Tender Offer”), of which $222,785 aggregate principal amount was then outstanding following the settlement of the 2022 Notes September Tender Offer. The 2022 Notes October Tender Offer will expire at 12:00 midnight, New York City time, on November 17, 2020 (one minute after 11:59 p.m., New York City time, on November 16, 2020), or any other date and time to which the Company extends the 2022 Notes October Tender Offer.
On October 30, 2020, we entered into a Dealer Manager Agreement with Incapital LLC, pursuant to which Incapital LLC has agreed to serve as the Company’s agent and dealer manager for the Company’s offering of up to 10,000,000 shares, par value $0.001 per share, of 5.50% Series AA1 Preferred Stock, with a $250,000 aggregate liquidation preference (the “Series AA1

Preferred Stock”, and together with the Series A1 Preferred Stock, Series M1 Preferred Stock and Series M2 Preferred Stock for purposes of “Recent Developments”, the “Preferred Stock”). In connection with such offering, on October 30, 2020, we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland, reclassifying and designating 20,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of Preferred Stock as “Convertible Preferred Stock.”
On October 30, 2020, Halyard MD OpCo, LLC fully repaid the $10,265 First Lien Term Loan receivable to us at par.
On November 9, 2020, we announced the declaration of monthly dividends for our Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the stated value of $25 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Monthly Cash Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
October and November 2020	11/18/2020	12/1/2020	$0.114583
On November 9, 2020, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
November 2020	11/30/2020	12/24/2020	$0.0600
December 2020	12/31/2020	1/21/2021	$0.0600
January 2021	1/29/2021	2/18/2021	$0.0600

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
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the three months ended September 30, 2020.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of September 30, 2020 and June 30, 2020, our qualifying assets as a percentage of total assets, stood at 74.53% and 74.44%, respectively.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of September 30, 2020, approximately 0.7% of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of September 30, 2020, we do not expect to have any excise tax due for the 2020 calendar year. Thus, we have not accrued any excise tax for this period.

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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of September 30, 2020, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2017 and thereafter remain subject to examination by the Internal Revenue Service.
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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of SEC registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of September 30, 2020 and June 30, 2020, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic No. 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The effectiveness of the amended guidance in ASU 2016-13 did not have a material effect on our consolidated financial statements and disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The standard will modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU No. 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. Early adoption is permitted upon issuance of this ASU. The effectiveness of the amended guidance in ASU 2018-13 did not have a material effect on our consolidated financial statements and disclosures.
In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture these portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules will be effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. We evaluated the impact of adopting the Final Rules on our consolidated financial statements and because the new definition of “significant subsidiary” contained therein is specific to investment companies, we elected to early adopt the Final Rules for our year ended June 30, 2020. Refer to Note 3. Portfolio Investments - Unconsolidated Significant Subsidiaries for disclosure.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended September 30, 2020.
In August 2020, FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adoption, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted.

Tax Cuts and Jobs Act
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed the Code, including, a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Act also authorizes the IRS to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax and Jobs Act, or regulations or other guidance issued under it, might affect us, our business or the business of our portfolio companies. However, our portfolio companies may or may not make certain elections under the Tax Act that could materially increase their taxable earnings and profits. Any such increase in the earnings and profits of a portfolio company may result in the characterization of certain distributions sourced from sale proceeds as dividend income, which may increase our distributable taxable income. Additional uncertainty is anticipated particularly in light of the current presidential election in the United States and the impact the presidential and congressional elections may have on federal regulation and taxation. We will continue to monitor and account for the future impacts of federal regulatory and state guidance in the interim period in which such additional guidance is issued.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and equity price risk. Uncertainty with respect to the economic effects of the Wuhan Virus outbreak has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. For additional information concerning the Wuhan Virus pandemic and its potential impact on our business and our operating results, see Part I, Item 1A. Risk Factors, “Risks Relating to Our Business - The Wuhan Virus pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations” in our Annual Report on Form 10-K.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates impacting some of the loans in our portfolio which have floating interest rates. Additionally, because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See Part II, Item 1A. Risk Factors, “Risks Relating to Our Business - Rising interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations”.
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a LIBOR floor. Our loans typically have durations of one, three or six months after which they reset to current market interest rates. As of September 30, 2020, 85.93% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility that is based on floating LIBOR rates. Interest on borrowings under the revolving credit facility is one-month LIBOR plus 220 basis points with no minimum LIBOR floor and an outstanding balance of $250,993 as of September 30, 2020. The Convertible Notes, Public Notes and Prospect Capital InterNotes® bear interest at fixed rates.
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in Subordinated Structured Notes) to our loan portfolio and outstanding debt as of September 30, 2020, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Net Investment Income (1)
Up 300 basis points	$58,486	$7,530	$50,956	$40,765
Up 200 basis points	$31,321	$5,020	$26,301	$21,041
Up 100 basis points	$8,651	$2,510	$6,141	$4,913
Down 100 basis points	$(1,208)	$(382)	$(826)	$(661)

(1)	Includes the impact of income incentive fees. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of September 30, 2020, one, two, three, six, and twelve month LIBOR were 0.15%, 0.19%, 0.23%, 0.26%, and 0.36% respectively.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the year ended September 30, 2020, we did not engage in hedging activities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2020, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures. We are continually monitoring and assessing the Wuhan Virus pandemic to determine any potential impact on the design and operating effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are not aware of any material legal proceedings as of September 30, 2020.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and the risk factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2020, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. (All figures in this item are in thousands except share, per share and other data.)
Risks Relating to Business
The Wuhan Virus pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.
As of the filing date of this Quarterly Report, there is an outbreak of a highly contagious form of a novel coronavirus (“Wuhan Virus”). The Wuhan Virus has been declared a pandemic by the World Health Organization and, in response to the outbreak, the U.S. Health and Human Services Secretary has declared a public health emergency in the United States. The Wuhan Virus has had a devastating impact on the global economy, including the U.S. economy, and has resulted in a global economic rescission.
Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of non-essential businesses and/or requiring or encouraging residents to stay at home. The Wuhan Virus pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of and restrictions on events and travel, significant reductions in demand for certain goods and services, reductions in and restrictions on business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, have begun to lift the public health restrictions with a view to reopening their economies, recurring Wuhan Virus outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, the absence of viable treatment options or a vaccine could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Potential consequences of the current unprecedented measures taken in response to the spread of Wuhan Virus, and current market disruptions and volatility on our business include, but are not limited to:

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

The Wuhan Virus pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The Wuhan Virus pandemic is having a particularly adverse impact on industries in which certain of our portfolio companies operate, including aircraft leasing, energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The Wuhan Virus pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after September 30, 2020, including for the reasons described below. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the Wuhan Virus pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.
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
The Wuhan Virus pandemic has adversely impacted the fair value of our investments as of September 30, 2020, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the Wuhan Virus pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the period for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the Wuhan Virus pandemic. As a result, our valuations at September 30, 2020 may not show the complete or continuing impact of the Wuhan Virus pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after September 30, 2020, which could have a material adverse effect on our business, financial condition and results of operations.
The volatility and disruption to the global economy from the Wuhan Virus pandemic has affected, and is expected to continue to affect, the pace of our investment activity, which may have a material adverse impact on our results of operations. Such volatility and disruption have also led to the increased credit spreads in the private debt capital markets.
In response to the Wuhan Virus pandemic, Prospect Capital Management L.P. (“Prospect Capital Management” or our “Investment Adviser”) instituted a work from home policy. Although certain employees are currently allowed to return to their offices in certain circumstances, subject to health and safety protocols, it is expected that most employees will continue to work remotely for the foreseeable future. Extended periods of an extended period of remote working could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the Wuhan Virus pandemic.

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
It is virtually impossible to determine the ultimate impact of Wuhan Virus at this time. Further, the extent and strength of any economic recovery after the Wuhan Virus pandemic abates, including following any “second wave” or other intensifying of the pandemic, is uncertain and subject to various factors and conditions. Even after the Wuhan Virus pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession.
Accordingly, an investment in the Company is subject to an elevated degree of risk as compared to other market environments.
Risks Relating to Our Securities
Senior securities, including debt and preferred equity, expose us to additional risks, including the typical risks associated with leverage and could adversely affect our business, financial condition and results of operations.
We use our revolving credit facility to leverage our portfolio and we expect in the future to borrow from and issue senior debt securities to banks and other lenders and may securitize certain of our portfolio investments. We also have the Unsecured Notes outstanding and have launched a convertible preferred share offering program, which are forms of leverage and are senior in payment rights to our common stock.
Business development companies are generally able to issue senior securities such that their asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. In March 2018, the Small Business Credit Availability Act added Section 61(a)(2) to the 1940 Act, a successor provision to Section 61(a)(1) referenced therein, which reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. On May 5, 2020, the Company's stockholders voted to approve the application of the reduced asset coverage requirements in Section 61(a) (2) to the Company effective as of May 6, 2020. As a result of the stockholder approval, effective May 6, 2020, the asset coverage ratio under the 1940 Act applicable to the Company decreased to 150% from 200%. In other words, under the 1940 Act, the Company is now able to borrow $2 for investment purposes for every $1 of investor equity, as opposed to borrowing $1 for investment purposes for every $1 of investor equity. As a result, the Company will be able to incur additional indebtedness in the future and investors in the Company may face increased investment risk. In addition, the Company’s management fee payable to the Investment Adviser is based on the Company's average adjusted gross assets, which includes leverage and, as a result, if the Company incurs additional leverage, management fees paid to the Investment Adviser would increase.
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

•
Convertible or exchangeable securities, such as the Convertible Notes outstanding or those issued in the future (including the Preferred Stock (as defined herein)) may have rights, preferences and privileges more favorable than those of our common stock including, the case of the Preferred Stock, the statutory right under the 1940 Act to vote, as a separate class, on the election of two of our directors and approval of certain fundamental transactions in certain circumstances;

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

Illustration.    The following tables illustrate the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of interest expense. The calculations in the tables below are hypothetical and actual returns may be higher or lower than those appearing below.
The below calculation assumes (i) $6.5 billion in total assets, (ii) an average cost of funds of 5.39% (including preferred dividend payments of 5.50% per annum), (iii) $2.0 billion in debt outstanding, (iv) $1.3 billion in liquidation preference of Preferred Stock outstanding, and (v) $3.2 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(1)	(25.9)%	(15.7)%	(5.6)%	4.6%	14.8%

The below calculation assumes (i) $6.5 billion in total assets, (ii) an average cost of funds of 5.33%, (iii) $2.2 billion in debt outstanding and (iv) $4.3 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(2)	(17.8)%	(10.3)%	(2.7%)	4.8%	12.4%

(1) Assumes no conversion of Preferred Stock to common stock.
(2) Assumes conversion rate based on the 5-day VWAP of our common stock on September 30, 2020, which was $5.04, and a Holder Optional Conversion Fee (as defined in the prospectus supplement relating to the applicable offering) of 9.50% and 9.00% on Series A Preferred Stock and Series AA Preferred Stock, respectively, of the maximum public offering price disclosed within the applicable prospectus supplements. The actual 5-day VWAP of our common stock on a Holder Conversion Exercise Date may be more or less than $5.04, which may result in more or less shares of common stock issued.
The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.
Pursuant to SEC regulations, this table is calculated as of September 30, 2020. As a result, it has not been updated to take into account any changes in assets or leverage since September 30, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “PSEC.”
The following table sets forth, for the quarterly reporting periods indicated, the net asset value per share of our common stock and the high and low sales prices for our common stock, as reported on the NASDAQ Global Select Market. Our common stock historically has traded at prices both above and below its net asset value. There can be no assurance, however, that such premium or discount, as applicable, to net asset value will be maintained. See also “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended June 30, 2020 for additional information about the risks and uncertainties we face.

		Stock Price		Premium (Discount) of High to NAV	Premium (Discount) of Low to NAV
	NAV(1)	High(2)	Low(2)
Year Ended June 30, 2019
First quarter	$9.39	$7.58	$6.67	(19.3)%	(29.0)%
Second quarter	9.02	7.27	5.77	(19.4)%	(36.0)%
Third quarter	9.08	6.93	6.27	(23.7)%	(30.9)%
Fourth quarter	9.01	6.83	6.24	(24.2)%	(30.7)%
Year Ended June 30, 2020
First quarter	$8.87	$6.73	$6.30	(24.1)%	(29.0)%
Second quarter	8.66	6.70	6.37	(22.6)%	(26.4)%
Third quarter	7.98	6.61	4.04	(17.2)%	(49.4)%
Fourth quarter	8.18	5.74	3.78	(29.8)%	(53.8)%
Twelve Months Ending June 30, 2021
First quarter	$8.40	$5.17	$4.69	(38.5)%	(44.2)%
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
(1) The data for sales of common shares below NAV pursuant to our equity distribution agreements are estimates based on our last reported NAV prior to the respective period adjusted for capital events occurring during the period since the last calculated NAV. All amounts presented are approximations based on the best available data at the time of issuance.
(2) At the market offering. Dates of offering represent the sales dates of the stock. The settlement dates are two business days later than the sale dates.

FEES AND EXPENSES
The following tables are intended to assist you in understanding the costs and expenses that an investor in shares of common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. These tables are based on our assets and common stock outstanding as of September 30, 2020, except that we assume that we have issued $1.25 billion in Preferred Stock paying dividends of 5.50% per annum, we have borrowed $1.08 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.9 billion. Except where the context suggests otherwise, any reference to fees or expenses paid by “you” or “us” or that “we” will pay fees or expenses, the Company will pay such fees and expenses out of our net assets and, consequently, you will indirectly bear such fees or expenses as an investor in the Company’s common stock. However, you will not be required to deliver any money or otherwise bear personal liability or responsibility for such fees or expenses.

Stockholder transaction expenses:	A Shares	M Shares	AA Shares
Sales Load (as a percentage of offering price)	10.00%(1)	3.00%(2)	10.00%(3)
Offering expenses borne by the Company (as a percentage of offering price)	(4)	(4)	(5)
Preferred Stock Dividend reinvestment plan expenses (6)	None	None	None
Total stockholder transaction expenses (as a percentage of offering price):	11.5%	4.5%	10.5%
Annual expenses (as a percentage of net assets attributable to common stock):
Management fees (7)	4.66%
Incentive fees payable under Investment Advisory Agreement (20% of realized capital gains and 20% of pre-incentive fee net investment income) (8)	1.82%
Total advisory fees	6.48%
Total interest expenses (9)	4.56%
Other expenses (10)	1.27%
Total annual expenses (8)(10)(11)	12.31%
Dividends on Preferred Stock(12)	2.17%
Total annual expenses after dividends on Preferred Stock (13)	14.48%
Example
The following table demonstrates the projected dollar amount of cumulative expenses we would pay out of net assets and that you would indirectly bear over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we have issued $1.25 billion in Preferred Stock paying dividends of 5.50% per annum, we have borrowed $251.0 million available under our line of credit, in addition to our other indebtedness of $1.9 billion, and that our annual operating expenses would remain at the levels set forth in the table above and that we would pay the costs shown in the table above.

	1 Year	3 Years	5 Years	10 Years
A Shares and AA Shares - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio*	$149	$340	$508	$850
A Shares and AA Shares - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio**	$159	$363	$541	$887
* Assumes that we will not realize any capital gains computed net of all realized capital losses and unrealized capital depreciation on our portfolio.
** Assumes no unrealized capital depreciation or realized capital losses and 5% annual return on our portfolio resulting entirely from net realized capital gains (and therefore subject to the capital gains incentive fee).
While the example assumes, as required by the SEC, a 5% annual return on our portfolio, our performance will vary and may result in a return greater or less than 5%. The income incentive fee under our Investment Advisory Agreement with Prospect Capital Management is unlikely to be material assuming a 5% annual return on our portfolio and is not included in the example. If we achieve sufficient returns on our portfolio, including through the realization of capital gains, to trigger an incentive fee of a material amount, our distributions to our common stockholders and our expenses would likely be higher. In addition, while the example assumes reinvestment of all dividends and other distributions at NAV, common stockholders that participate in our common stock dividend reinvestment plan will receive a number of shares of our common stock determined by dividing the total dollar amount of the distribution payable to a participant by 95% of the market price per share of our common stock at the close of trading on the valuation date for the distribution.
This example and the expenses in the table above should not be considered a representation of our future expenses. Actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.

(1)    Includes up to a 7.0% selling commission on the $25.00 per share (the “Stated Value”) paid by the Company and a dealer manager fee equal to 3.0% of the Stated Value paid by the Company. Reductions in selling commissions will be reflected in reduced public offering prices as described in the “Plan of Distribution” section of the applicable prospectus supplement and the net proceeds to us will not be impacted by such reductions; therefore, we will bear a reduction in net proceeds to us up to 7.0% of the Stated Value on all A Shares although the selling commission compensation paid by us to our dealer manager may represent less than 7.0% of the Stated Value. We may, through the Holder Optional Conversion Fee, recoup a portion of the Sales Load if stockholders exercise a Holder Optional Conversion (as defined in the prospectus supplement relating to the applicable offering) of their Preferred Stock prior to the 5-year anniversary of the original issue date. The Holder Optional Conversion Fee is 9.00% of the maximum public offering price disclosed herein prior to the first anniversary of the issuance of such Preferred Stock, 8.00% of the maximum public offering price disclosed herein on or after the first anniversary but prior to the second anniversary, 7.00% of the maximum public offering price disclosed herein on or after the second anniversary but prior to the third anniversary, 6.00% of the maximum public offering price disclosed herein on or after the third anniversary but prior to the fourth anniversary, 5.00% of the maximum public offering price disclosed herein on or after the fourth anniversary but prior to the fifth anniversary and 0.00% on or after the fifth anniversary.

(2)    Includes a dealer manager fee equal to 3.0% of the Stated Value paid by the Company.

(3)    Includes a 10% selling concession on the Stated Value paid by the Company. We may, through the Holder Optional Conversion Fee, recoup a portion of the Sales Load if stockholders exercise a Holder Optional Conversion of their Preferred Stock prior to the 5-year anniversary of the original issue date. The Holder Optional Conversion Fee is 9.50% of the maximum public offering price disclosed herein prior to the first anniversary of the issuance of such Preferred Stock, 8.50% of the maximum public offering price disclosed herein on or after the first anniversary but prior to the second anniversary, 7.50% of the maximum public offering price disclosed herein on or after the second anniversary but prior to the third anniversary, 6.50% of the maximum public offering price disclosed herein on or after the third anniversary but prior to the fifth anniversary and 0.00% on or after the fifth anniversary.

(4)    The selling commission and dealer manager fee, when combined with organization and offering expenses (including due diligence expenses and fees for establishing servicing arrangements for new stockholder accounts), are not expected to exceed 11.5% of the gross offering proceeds. Our Board of Directors may, in its discretion, authorize the Company to incur underwriting and other offering expenses in excess of 11.5% of the gross offering proceeds. In no event will the combined selling commission, dealer manager fee and offering expenses exceed FINRA’s limit on underwriting and other offering expenses.

(5)    The selling concession, when combined with organization and offering expenses (including due diligence expenses), are not expected to exceed 10.5% of the gross offering proceeds. Our Board of Directors may, in its discretion, authorize the Company to incur underwriting and other offering expenses in excess of 10.5% of the gross offering proceeds. In no event will the combined selling concession and offering expenses exceed FINRA’s limit on underwriting and other offering expenses.

(6)    The expenses of the dividend reinvestment plan are included in “other expenses.” See “Capitalization” in the applicable prospectus supplement.

(7)    Our base management fee is 2% of our gross assets (which include any amount borrowed, i.e., total assets without deduction for any liabilities, including any borrowed amounts for non-investment purposes, for which purpose we have not and have no intention of borrowing). Although no plans are in place to borrow the full amount under our line of credit, assuming that we borrowed $1.1 billion, the 2% management fee of gross assets equals approximately 4.66% of net assets.

(8)    Based on our net investment income and realized capital gains, less realized and unrealized capital losses, earned on our portfolio for the year ended September 30, 2020, all of which consisted of an income incentive fee. This historical amount has been adjusted to reflect the issuance of 50,000,000 shares of Preferred Stock. The capital gain incentive fee is paid without regard to pre-incentive fee income. For a more detailed discussion of the calculation of the two-part incentive fee, see “Management Services-Investment Advisory Agreement” in the applicable prospectus.

(9)    As of September 30, 2020, we had $1.9 billion outstanding of Unsecured Notes (as defined below) in various maturities, ranging from September 15, 2023 to October 15, 2043, and interest rates, ranging from 3.75% to 6.88%, some of which are convertible into shares of Company common stock at various conversion rates.

(10)    “Other expenses” are based on estimated amounts for the current fiscal year. The amount shown above represents annualized expenses during our year ended September 30, 2020 representing all of our estimated recurring operating expenses (except fees and expenses reported in other items of this table) that are deducted from our operating income and reflected as expenses in our Statement of Operations. The estimate of our overhead expenses, including payments under an administration agreement with Prospect Administration, or the Administration Agreement is based on our projected allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations under the Administration Agreement. See “Business-Management Services-Administration Agreement” in the applicable prospectus.

(11)    If all 50,000,000 shares of Preferred Stock were converted into common stock and assuming all the Series A and Series AA Shares of Preferred Stock pay a Holder Optional Conversion Fee of 9.00% and 9.50%, respectively, of the maximum public offering price disclosed within the applicable prospectus supplement and are converted at a conversion rate based on the 5-day VWAP of our common stock on September 30, 2020, which was $5.04, then management fees would be 3.44%, incentive fees payable under our Investment Advisory Agreement would be 1.34%, total advisory fees would be 4.78%, total interest expenses would be 3.36%, other expenses would be 0.94%, and total annual expenses would be 9.00% of net assets attributable to our common stock. The actual 5-day VWAP of our common stock on a conversion date may be more or less than $5.04, which may result in fees that are higher or lower than those described herein. These figures are based on the same assumptions described in the other notes to this fee table.

(12)    Based on the 5.50% per annum dividend rate applicable to the A Shares, M Shares, and AA Shares. Other series of preferred stock, including other series of preferred stock being sold in different offerings, may bear different annual dividend rates. No dividend will be paid on shares of Preferred Stock after they have been converted to shares of common stock.

(13)     The indirect expenses associated with the Company’s investments in collateralized loan obligations are not included in the fee table presentation, but if such expenses were included in the fee table presentation then the Company’s total annual expenses would have been 13.10%, or 15.27% after dividends on Preferred Stock.
Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
4.1	Eight Hundred Thirty-Seventh Supplemental Indenture dated as of July 2, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(3)
4.2	Eight Hundred Thirty-Eighth Supplemental Indenture dated as of July 2, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(3)
4.3	Eight Hundred Thirty-Ninth Supplemental Indenture dated as of July 2, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(3)
4.4	Eight Hundred Fortieth Supplemental Indenture dated as of July 9, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(4)
4.5	Eight Hundred Forty-First Supplemental Indenture dated as of July 9, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(4)
4.6	Eight Hundred Forty-Second Supplemental Indenture dated as of July 9, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(4)
4.7	Eight Hundred Forty-Third Supplemental Indenture dated as of July 16, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(5)
4.8	Eight Hundred Forty-Fourth Supplemental Indenture dated as of July 16, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(5)

Exhibit No.
4.9	Eight Hundred Forty-Fifth Supplemental Indenture dated as of July 16, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(5)
4.10	Eight Hundred Forty-Sixth Supplemental Indenture dated as of July 23, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(6)
4.11	Eight Hundred Forty-Seventh Supplemental Indenture dated as of July 23, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(6)
4.12	Eight Hundred Forty-Eighth Supplemental Indenture dated as of July 23, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(6)
4.13	Eight Hundred Forty-Ninth Supplemental Indenture dated as of July 30, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(7)
4.14	Eight Hundred Fiftieth Supplemental Indenture dated as of July 30, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(7)
4.15	Eight Hundred Fifty-First Supplemental Indenture dated as of July 30, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(7)
4.16	Eight Hundred Fifty-Second Supplemental Indenture dated as of August 6, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(8)
4.17	Eight Hundred Fifty-Third Supplemental Indenture dated as of August 6, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(8)
4.18	Eight Hundred Fifty-Fourth Supplemental Indenture dated as of August 6, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(8)
4.19	Eight Hundred Fifty-Fifth Supplemental Indenture dated as of August 13, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2025(9)
4.20	Eight Hundred Fifty-Sixth Supplemental Indenture dated as of August 13, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2027(9)
4.21	Eight Hundred Fifty-Seventh Supplemental Indenture dated as of August 13, 2020, to the U.S. Bank Indenture, and Form of 6.000% Prospect Capital InterNote® due 2030(9)
4.22	Eight Hundred Fifty-Eighth Supplemental Indenture dated as of August 20, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(10)
4.23	Eight Hundred Fifty-Ninth Supplemental Indenture dated as of August 20, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2027(10)
4.24	Eight Hundred Sixtieth Supplemental Indenture dated as of August 20, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2030(10)
4.25	Eight Hundred Sixty-First Supplemental Indenture dated as of August 27, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2025(11)
4.26	Eight Hundred Sixty-Second Supplemental Indenture dated as of August 27, 2020, to the U.S. Bank Indenture, and Form of 5.500% Prospect Capital InterNote® due 2027(11)
4.27	Eight Hundred Sixty-Third Supplemental Indenture dated as of August 27, 2020, to the U.S. Bank Indenture, and Form of 5.750% Prospect Capital InterNote® due 2030(11)
4.28	Eight Hundred Sixty-Fourth Supplemental Indenture dated as of September 11, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(12)
4.29	Eight Hundred Sixty-Fifth Supplemental Indenture dated as of September 11, 2020, to the U.S. Bank Indenture, and Form of 5.200% Prospect Capital InterNote® due 2027(12)
4.30	Eight Hundred Sixty-Sixth Supplemental Indenture dated as of September 11, 2020, to the U.S. Bank Indenture, and Form of 5.400% Prospect Capital InterNote® due 2030(12)
4.31	Eight Hundred Sixty-Seventh Supplemental Indenture dated as of September 17, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(13)
4.32	Eight Hundred Sixty-Eighth Supplemental Indenture dated as of September 17, 2020, to the U.S. Bank Indenture, and Form of 5.200% Prospect Capital InterNote® due 2027(13)
4.33	Eight Hundred Sixty-Ninth Supplemental Indenture dated as of September 17, 2020, to the U.S. Bank Indenture, and Form of 5.400% Prospect Capital InterNote® due 2030(13)
4.34	Eight Hundred Seventieth Supplemental Indenture dated as of September 24, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2025(14)
4.35	Eight Hundred Seventy-First Supplemental Indenture dated as of September 24, 2020, to the U.S. Bank Indenture, and Form of 5.200% Prospect Capital InterNote® due 2027(14)
4.36	Eight Hundred Seventy-Second Supplemental Indenture dated as of September 24, 2020, to the U.S. Bank Indenture, and Form of 5.400% Prospect Capital InterNote® due 2030(14)
10.1	Articles of Amendment(15)

Exhibit No.
10.2	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (16)
10.3	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (17)
10.4	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(18)
10.5	Dealer Manager Agreement, dated as of August 3, 2020, by and between Prospect Capital Corporation and Preferred Capital Securities, LLC(19)
10.6	Escrow Agreement, by and between Preferred Capital Securities, LLC, Prospect Capital Corporation and UMB Bank, National Association(20)
10.7	Form of Subscription Agreement(21)
10.8	Dealer Manager Agreement, dated October 30, 2020, by and among, the Company, Prospect Capital Management(22)
10.9	Preferred Stock Dividend Reinvestment Plan(23)
10.10	Amended and Restated Preferred Stock Dividend Reinvestment Plan(24)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 15 to the Registration Statement on Form N-2, filed on July 2, 2020.
(4)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 16 to the Registration Statement on Form N-2, filed on July 9, 2020.
(5)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 17 to the Registration Statement on Form N-2, filed on July 16, 2020.
(6)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 18 to the Registration Statement on Form N-2, filed on July 23, 2020.
(7)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 19 to the Registration Statement on Form N-2, filed on July 30, 2020.
(8)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 20 to the Registration Statement on Form N-2, filed on August 6, 2020.
(9)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 21 to the Registration Statement on Form N-2, filed on August 13, 2020.
(10)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 22 to the Registration Statement on Form N-2, filed on August 20, 2020.
(11)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 23 to the Registration Statement on Form N-2, filed on August 27, 2020.
(12)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 24 to the Registration Statement on Form N-2, filed on September 11, 2020.
(13)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 25 to the Registration Statement on Form N-2, filed on September 17, 2020.
(14)	Incorporated by reference from the Registrant’s Post-Effective Amendment No. 26 to the Registration Statement on Form N-2, filed on September 24, 2020.
(15)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on August 4, 2020.
(16)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on August 4, 2020.
(17)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on November 4, 2020.
(18)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on November 4, 2020.
(19)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on August 4, 2020.
(20)	Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on August 4, 2020.

(21)	Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K, filed on August 4, 2020.
(22)	Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K, filed on November 4, 2020.
(23)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on August 4, 2020.
(24)	Incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K, filed on November 4, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT CAPITAL CORPORATION

November 9, 2020	By:	/s/ JOHN F. BARRY III
Date		John F. Barry III
Chairman of the Board and Chief Executive Officer

November 9, 2020	By:	/s/ KRISTIN L. VAN DASK
Date		Kristin L. Van Dask
Chief Financial Officer