Form 10-Q
period 2020-12-31
PROSPECT CAPITAL CORP
filed 2021-02-09
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of February 8, 2021, there were 385,660,915 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•our future operating results;
•our business prospects and the prospects of our portfolio companies;
•the impact of investments that we expect to make;
•our contractual arrangements and relationships with third parties;
•the dependence of our future success on the general economy and its impact on the industries in which we invest;
•the impact of global health epidemics, including, but not limited to, the recent and ongoing novel coronavirus (“Wuhan Virus”) pandemic, on our and our portfolio companies’ business and the global economy;
•uncertainty surrounding the financial stability of the United States, Europe, and China;
•the ability of our portfolio companies to achieve their objectives;
•difficulty in obtaining financing or raising capital, especially in the current credit and equity environment, and the impact of a protracted decline in the liquidity of credit markets on our and our portfolio companies’ business;
•the level and volatility of prevailing interest rates and credit spreads, magnified by the current turmoil in the credit markets;
•the impact of changes in London Interbank Offered Rate (“LIBOR”) on our operating results;
•adverse developments in the availability of desirable loan and investment opportunities whether they are due to competition, regulation or otherwise;
•a compression of the yield on our investments and the cost of our liabilities, as well as the level of leverage available to us;
•our regulatory structure and tax treatment, including our ability to operate as a business development company and a regulated investment company;
•the adequacy of our cash resources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the ability of the Investment Adviser to locate suitable investments for us and to monitor and administer our investments; and
•authoritative generally accepted accounting principles or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the Securities and Exchange Commission, Internal Revenue Service, the NASDAQ Global Select Market, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business.

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	December 31, 2020	June 30, 2020

	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $2,394,568 and $2,286,725, respectively)	$2,548,723	$2,259,292
Affiliate investments (amortized cost of $154,176 and $163,484, respectively)	263,935	187,537
Non-control/non-affiliate investments (amortized cost of $3,293,434 and $3,332,509, respectively)	2,812,747	2,785,499
Total investments at fair value (amortized cost of $5,842,178 and $5,782,718, respectively)	5,625,405	5,232,328
Cash	50,097	44,561
Receivables for:
Interest, net	13,743	11,712
Other	2,906	106
Deferred financing costs on Revolving Credit Facility (Note 4)	8,047	9,145
Due from broker	—	1,063
Prepaid expenses	550	1,248
Due from Affiliate (Note 13)	6	—
Total Assets	5,700,754	5,300,163
Liabilities
Revolving Credit Facility (Notes 4 and 8)	284,895	237,536
Prospect Capital InterNotes® (less unamortized debt issuance costs of $13,278 and $12,802, respectively) (Notes 7 and 8)	745,729	667,427
Public Notes (less unamortized discount and debt issuance costs of $10,179 and $11,613, respectively) (Notes 6 and 8)	743,540	782,106
Convertible Notes (less unamortized debt issuance costs of $6,571 and $8,892, respectively) (Notes 5 and 8)	357,601	450,598
Due to Prospect Capital Management (Note 13)	48,550	42,481
Interest payable	27,187	29,066
Dividends payable	23,046	22,412
Due to Prospect Administration (Note 13)	9,240	7,000
Accrued expenses	3,512	3,648
Due to broker	31	1
Other liabilities	903	2,027
Total Liabilities	2,244,234	2,244,302
Commitments and Contingencies (Note 3)
Net Assets	$3,456,520	$3,055,861

Components of Net Assets
Convertible Preferred Stock, par value $0.001 per share (140,000,000 shares authorized, with 40,000,000 shares of preferred stock authorized for each of the Series A1, Series M1, and Series M2 shares and 20,000,000 shares of preferred stock authorized for the Series AA1 shares; 551,424 and 0 Series A1 shares issued and outstanding, respectively; 0 and 0 Series AA1 shares issued and outstanding, respectively; 0 and 0 Series M1 shares issued and outstanding, respectively; and 0 and 0 Series M2 shares issued and outstanding, respectively) (Note 9)	$13,786	$—
Common stock, par value $0.001 per share (1,860,000,000 common shares authorized; 384,097,645 and 373,538,499 issued and outstanding, respectively) (Note 9)	384	374
Paid-in capital in excess of par (Note 9 and 12)	4,023,978	3,986,417
Total distributable loss	(581,628)	(930,930)
Net Assets	$3,456,520	$3,055,861
Net Asset Value Per Common Share (Note 16)	$8.96	$8.18
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Investment Income
Interest income:
Control investments	$50,633	$49,602	$99,360	$100,468
Affiliate investments	10,826	2,463	18,188	2,702
Non-control/non-affiliate investments	52,029	59,152	103,279	121,102
Structured credit securities	31,299	29,442	56,199	62,343
Total interest income	144,787	140,659	277,026	286,615
Dividend income:
Control investments	2,261	3,268	2,261	7,068
Non-control/non-affiliate investments	19	241	44	695
Total dividend income	2,280	3,509	2,305	7,763
Other income:
Control investments	20,545	13,189	29,616	24,572
Affiliate investments	64	—	64	—
Non-control/non-affiliate investments	4,616	4,560	6,161	4,850
Total other income (Note 10)	25,225	17,749	35,841	29,422
Total Investment Income	172,292	161,917	315,172	323,800
Operating Expenses
Base management fee (Note 13)	27,833	27,543	54,683	56,006
Income incentive fee (Note 13)	20,717	16,971	35,103	34,736
Interest and credit facility expenses	33,727	37,059	67,776	75,957
Allocation of overhead from Prospect Administration (Note 13)	3,426	6,011	8,083	9,505
Audit, compliance and tax related fees	340	1,933	1,278	2,308
Directors’ fees	113	113	226	226
Other general and administrative expenses	4,575	4,402	8,917	6,117
Total Operating Expenses	90,731	94,032	176,066	184,855
Net Investment Income	81,561	67,885	139,106	138,945
Net Realized and Net Change in Unrealized Gains (Losses) from Investments
Net realized gains (losses)
Control investments	—	—	2,832	—
Affiliate investments	3,724	—	3,724	—
Non-control/non-affiliate investments	3	1,909	14	(289)
Net realized gains (losses)	3,727	1,909	6,570	(289)
Net change in unrealized gains (losses)
Control investments	168,053	(35,863)	181,588	(74,884)
Affiliate investments	19,233	12,242	85,706	30,262
Non-control/non-affiliate investments	38,487	(54,271)	66,323	(81,729)
Net change in unrealized gains (losses)	225,773	(77,892)	333,617	(126,351)
Net Realized and Net Change in Unrealized Gains (Losses) from Investments	229,500	(75,983)	340,187	(126,640)
Net realized losses on extinguishment of debt	(5,094)	(3,105)	(5,580)	(5,443)
Net Increase (Decrease) in Net Assets Resulting from Operations	305,967	(11,203)	473,713	6,862
Preferred stock dividend	46	—	46	—
Net Increase (Decrease) in Net Assets Resulting from Operations attributable to Common Stockholders	$305,921	$(11,203)	$473,667	$6,862
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Basic and diluted earnings (loss) per common share (Note 11)
Basic	$0.80	$(0.03)	$1.25	$0.02
Diluted	$0.80	$(0.03)	$1.25	$0.02
Weighted-average shares of common stock outstanding (Note 11)
Basic	381,157,121	367,459,411	378,534,006	367,349,087
Diluted	381,817,317	367,459,411	378,864,104	367,349,087

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)
(Unaudited)

	Common Stock
Six Months Ended December 31, 2019	Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)	Total Net Assets
Balance as of June 30, 2019	367,131,025	$367	$4,039,872	$(733,964)	$3,306,275
Net Increase in Net Assets resulting from Operations:
Net investment income				138,945	138,945
Net realized losses				(5,732)	(5,732)
Net change in unrealized losses				(126,351)	(126,351)
Distributions to Shareholders(1)
Distributions from earnings				(120,251)	(120,251)
Return of capital to common stockholders			(12,012)		(12,012)
Capital Transactions
Shares issued through reinvestment of dividends	453,219	—	2,991		2,991
Tax reclassifications of net assets (Note 12)			(78)	78	—
Total increase (decrease) for the six months ended December 31, 2019	453,219	—	(9,099)	(113,311)	(122,410)
Balance as of December 31, 2019(1)	367,584,244	$367	$4,030,773	$(847,275)	$3,183,865

	Convertible Preferred Stock	Common Stock
Six Months Ended December 31, 2020		Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)	Total Net Assets
Balance as of June 30, 2020(1)	$—	373,538,499	$374	$3,986,417	$(930,930)	$3,055,861
Net Increase in Net Assets resulting from Operations:
Net investment income					139,106	139,106
Net realized gains					990	990
Net change in unrealized gains					333,617	333,617
Distributions to Shareholders(1)
Distributions from earnings					(124,468)	(124,468)
Return of capital to common stockholders				(12,263)		(12,263)
Capital Transactions
Issuance of preferred stock	13,786			(2,031)		11,755
Shares issued through reinvestment of dividends		10,559,146	10	51,912		51,922
Tax reclassifications of net assets (Note 12)				(57)	57	—
Total increase for the six months ended December 31, 2020	13,786	10,559,146	10	37,561	349,302	400,659
Balance as of December 31, 2020	$13,786	384,097,645	$384	$4,023,978	$(581,628)	$3,456,520

(1)Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal year. See Note 2 and Note 12 within the accompanying notes to financial statements for further discussion.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (CONTINUED)
(in thousands, except share data)
(Unaudited)

	Common Stock
Three Months Ended December 31, 2019	Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)	Total Net Assets
Balance as of September 30, 2019	367,363,872	$367	$4,041,338	$(781,932)	$3,259,773
Net Decrease in Net Assets resulting from Operations:
Net investment income				67,885	67,885
Net realized losses				(1,196)	(1,196)
Net change in unrealized losses				(77,892)	(77,892)
Distributions to Shareholders(1)
Distributions from earnings				(54,140)	(54,140)
Return of capital to common stockholders			(12,012)		(12,012)
Capital Transactions
Shares issued through reinvestment of dividends	220,372	—	1,447		1,447
Total increase (decrease) for the three months ended December 31, 2019	220,372	—	(10,565)	(65,343)	(75,908)
Balance as of December 31, 2019	367,584,244	$367	$4,030,773	$(847,275)	$3,183,865

	Convertible Preferred Stock	Common Stock
For the Three Months Ended December 31, 2020		Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)	Total Net Assets
Balance as of September 30, 2020(1)	$—	378,776,958	$379	$3,999,430	$(818,782)	$3,181,027
Net Increase in Net Assets resulting from Operations:
Net investment income					81,561	81,561
Net realized losses					(1,367)	(1,367)
Net change in unrealized gains					225,773	225,773
Distributions to Shareholders
Distributions from earnings					(68,870)	(68,870)
Capital Transactions
Issuance of preferred stock	13,786			(2,031)		11,755
Shares issued through reinvestment of dividends		5,320,687	5	26,636		26,641
Tax reclassifications of net assets (Note 12)				(57)	57	—
Total increase for the three months ended December 31, 2020	13,786	5,320,687	5	24,548	237,154	275,493
Balance as of December 31, 2020	$13,786	384,097,645	$384	$4,023,978	$(581,628)	$3,456,520
(1)Certain reclassifications have been made in the presentation of prior year to conform to the presentation for the current fiscal year. See Note 2 and Note 12 within the accompanying notes to financial statements for further discussion.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Six Months Ended December 31,
	2020	2019
Operating Activities
Net increase in net assets resulting from operations	$473,713	$6,862
Net realized losses on extinguishment of debt	5,580	5,443
Net realized (gains) losses on investments	(6,570)	289
Net change in unrealized (gains) losses on investments	(333,617)	126,351
Amortization of (accretion of premiums) discounts, net	(20,161)	2,858
Accretion of original issue discount	538	515
Amortization of deferred financing costs	3,770	4,110
Payment-in-kind interest	(37,824)	(21,175)
Structuring fees	(14,273)	(5,177)
Change in operating assets and liabilities:
Payments for purchases of investments	(470,622)	(344,587)
Proceeds from sale of investments and collection of investment principal	489,990	626,450
Increase in due to broker	30	—
Increase (decrease) in due to Prospect Capital Management	6,069	(2,010)
(Increase) decrease in interest receivable, net	(2,031)	14,632
Decrease in interest payable	(1,879)	(3,267)
(Decrease) increase in accrued expenses	(136)	799
Decrease (increase) in due from broker	1,063	(3,140)
(Decrease) increase in other liabilities	(1,124)	308
(Increase) decrease in other receivables	(2,800)	3,167
Increase in due from affiliate	(6)	—
Decrease in prepaid expenses	698	575
Increase in due to Prospect Administration	2,240	1,044
Net Cash Provided by Operating Activities	92,648	414,047
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	495,300	398,000
Principal payments under Revolving Credit Facility (Note 4)	(447,941)	(473,000)
Redemptions of Public Notes (Note 6)	(42,337)	—
Redemptions of Convertible Notes, net (Note 5)	(96,958)	(87,244)
Issuances of Prospect Capital InterNotes® (Note 7)	81,467	158,078
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(2,689)	(243,368)
Financing costs paid and deferred	(1,534)	(6,497)
Proceeds from issuance of preferred stock, net of underwriting costs	12,407	—
Offering costs from issuance of preferred stock	(652)	—
Dividends paid	(84,175)	(129,247)
Net Cash Used in Financing Activities	(87,112)	(383,278)
Net Increase in Cash	5,536	30,769
Cash at beginning of period	44,561	107,098
Cash at End of Period	$50,097	$137,867
Supplemental Disclosures
Cash paid for interest	$65,346	$74,599
Purchases of investments settled net of proceeds from sale of investments	$—	$50,237
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$51,922	$2,991
Cost basis of investments written off as worthless	$—	$2,420
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2020 (Unaudited)
(in thousands, except share data)

							December 31, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

CP Energy Services Inc. (20)	Energy Equipment & Services	Senior Secured Term Loan	10/1/2017	12.00% (3ML+ 11.00%)	1.00	12/29/2022	$39,032	$39,031	$36,487	1.0%	(10)(39)
		Senior Secured Term Loan A to Spartan Energy Services, LLC	10/20/2014	9.00% (1ML+ 8.00%)	1.00	12/31/2022	13,156	13,156	13,156	0.4%	(10)
		Series A Preferred Units to Spartan Energy Holdings, Inc. (97,875 shares)	9/25/2020		—	N/A	—	26,193	7,110	0.2%	(16)
		Series B Convertible Preferred Stock (790 shares)	10/30/2015		—	N/A	—	63,225	—	—%	(16)
		Common Stock (102,924 shares)	8/2/2013		—	N/A	—	86,240	—	—%	(16)
								227,845	56,753	1.6%
Credit Central Loan Company, LLC (21)	Consumer Finance	Subordinated Term Loan	12/28/2012	10.00% plus 10.00% PIK	—	6/26/2024	69,564	66,786	69,564	1.9%	(14)(39)
		Class A Units (14,867,312 units)	12/28/2012		—	N/A	—	19,331	8,984	0.3%	(14)(16)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015		—	N/A	—	—	—	—%	(14)(16)
								86,117	78,548	2.2%
Echelon Transportation, LLC	Aerospace & Defense	Senior Secured Term Loan	3/31/2014	11.75% (1ML+ 9.75%) plus 2.25% PIK	2.00	3/31/2022	48,685	48,685	48,685	1.4%	(10)(39)
		Senior Secured Term Loan	12/9/2016	11.00% (1ML+ 9.00%) plus 1.00% PIK	2.00	12/7/2024	21,637	21,637	21,637	0.6%	(10)(39)
		Membership Interest (100%)	3/31/2014		—	N/A	—	22,738	14,519	0.4%	(16)
								93,060	84,841	2.4%
First Tower Finance Company LLC (23)	Consumer Finance	Subordinated Term Loan to First Tower, LLC	6/24/2014	10.00% plus 12.00% PIK	—	6/24/2024	272,170	272,170	272,170	7.8%	(14)(39)
		Class A Units (95,709,910 units)	6/14/2012		—	N/A	—	81,146	258,471	7.5%	(14)(16)
								353,316	530,641	15.3%
Freedom Marine Solutions, LLC (24)	Energy Equipment & Services	Membership Interest (100%)	11/9/2006		—	N/A	—	43,892	12,312	0.4%	(16)
								43,892	12,312	0.4%
InterDent, Inc. (29)	Health Care Providers & Services	Senior Secured Term Loan A/B	8/1/2018	11.85% (1ML+ 9.85%)	2.00	9/5/2022	14,249	14,249	14,249	0.4%	(10)
		Senior Secured Term Loan A	8/3/2012	6.50% (1ML+ 5.50%)	1.00	9/5/2022	79,242	79,242	79,242	2.3%	(10)
		Senior Secured Term Loan B	8/3/2012	12.00% PIK	—	9/5/2022	135,765	135,765	135,765	3.9%	(39)
		Common Stock (99,900 shares)	5/3/2019		—	N/A	—	45,118	75,115	2.2%	(16)
								274,374	304,371	8.8%
Kickapoo Ranch Pet Resort	Diversified Consumer Services	Membership Interest (100%)	8/26/2019		—	N/A	—	2,378	3,000	0.1%	(16)
								2,378	3,000	0.1%
MITY, Inc. (25)	Commercial Services & Supplies	Senior Secured Note A	9/19/2013	10.00% (3ML+ 7.00%)	3.00	4/30/2025	26,250	26,250	26,250	0.8%	(10)
		Senior Secured Note B	6/23/2014	10.00% (3ML+ 7.00%) plus 10.00% PIK	3.00	4/30/2025	34,731	34,731	21,141	0.6%	(10)(39)
		Subordinated Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%	—	1/1/2028	5,785	6,058	—	—%	(14)
		Common Stock (42,053 shares)	9/19/2013		—	N/A	—	6,849	—	—%	(16)
								73,888	47,391	1.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2020 (Unaudited)
(in thousands, except share data)

							December 31, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

National Property REIT Corp. (26)	Equity Real Estate Investment Trusts (REITs) / Online Lending / Structured Finance	Senior Secured Term Loan A	12/31/2018	4.44% (3ML+ 1.44%) plus 3.53% PIK	3.00	12/31/2023	$390,403	$390,403	$390,403	11.3%	(10)(39)
		Senior Secured Term Loan B	12/31/2018	5.00% (3ML+ 2.00%) plus 5.50% PIK	3.00	12/31/2023	19,200	19,200	19,200	0.6%	(10)(39)
		Senior Secured Term Loan C	10/31/2019	11.00% (3ML+ 10.00%) plus 2.25% PIK	1.00	12/31/2023	101,200	101,200	101,200	2.9%	(10)(39)
		Senior Secured Term Loan D	6/19/2020	3.50% (3ML+ 0.50%) plus 2.50% PIK	3.00	12/31/2023	183,425	183,425	183,425	5.3%	(10)(39)
		Residual Profit Interest	12/31/2018		—	N/A	—	—	26,748	0.8%	(35)
		Common Stock (3,254,594 shares)	12/31/2013		—	N/A	—	210	311,297	9.0%	(45)
								694,438	1,032,273	29.9%
Nationwide Loan Company LLC (27)	Consumer Finance	Senior Subordinated Term Loan to Nationwide Acceptance LLC	6/18/2014	10.00% plus 10.00% PIK	—	6/18/2021	20,260	20,260	20,260	0.6%	(14)(39)
		Class A Units (38,550,460 units)	1/31/2013		—	N/A	—	20,462	16,573	0.5%	(14)(16)
								40,722	36,833	1.1%
NMMB, Inc. (28)	Media	Delayed Draw Term Loan - $10,000 Commitment	3/25/2020	10.50% (3ML+ 8.50%)	2.00	12/30/2024	—	—	—	—%	(10)(15)
		Senior Secured Note	12/30/2019	10.50% (3ML+ 8.50%)	2.00	12/30/2024	4,949	4,949	4,949	0.1%	(3)(10)
		Common Stock (21,419 shares)	12/30/2019		—	N/A	—	12,869	32,583	0.9%	(16)
								17,818	37,532	1.0%
Pacific World Corporation (36)	Personal Products	Revolving Line of Credit - $26,000 Commitment	9/26/2014	8.25% (1ML+ 7.25%)	1.00	9/26/2025	20,825	20,825	20,825	0.6%	(10)(15)
		Senior Secured Term Loan A	12/31/2014	6.25% PIK (1ML+ 5.25%)	1.00	9/26/2025	40,347	40,347	40,347	1.2%	(10)(39)
		Convertible Preferred Equity (277,867 shares)	6/15/2018		—	N/A	—	186,795	8,457	0.2%	(16)
		Common Stock (6,778,414 shares)	9/29/2017		—	N/A	—	—	—	—%	(16)
								247,967	69,629	2.0%
R-V Industries, Inc.	Machinery	Senior Secured Term Loan	12/15/2020	10.00% (3ML+ 9.00%)	1.00	12/15/2028	28,622	28,622	28,622	0.8%	(3)(10)
		Common Stock (745,107 shares)	6/26/2007		—	N/A	—	6,866	18,246	0.5%	(16)
								35,488	46,868	1.3%
Universal Turbine Parts, LLC (34)	Trading Companies & Distributors	Delayed Draw Term Loan - $5,000 Commitment	2/28/2019	10.25% (1ML+ 7.75%)	2.50	7/22/2021	2,873	2,873	2,873	0.1%	(10)(15)
		Senior Secured Term Loan A	7/22/2016	6.75% (3ML+ 5.75%)	1.00	7/22/2021	29,738	29,738	22,638	0.7%	(10)
		Senior Secured Term Loan B	7/22/2016	12.75% PIK (3ML+ 11.75%)	1.00	7/22/2021	45,785	32,500	—	—%	(9)(10)
		Common Stock (10,000 units)	12/10/2018		—	N/A	—	—	—	—%	(16)
								65,111	25,511	0.8%
USES Corp. (30)	Commercial Services & Supplies	Senior Secured Term Loan A	3/31/2014	9.00% PIK	—	7/29/2022	52,687	30,651	31,890	0.9%	(9)
		Senior Secured Term Loan B	3/31/2014	15.50% PIK	—	7/29/2022	71,710	35,568	—	—%	(9)
		Senior Secured Term Loan	12/30/2020	10.00% (3ML+ 9.00%)	1.00	7/29/2024	2,000	2,000	2,000	0.1%	(10)
		Common Stock (268,962 shares)	6/15/2016		—	N/A	—	—	—	—%	(16)
								68,219	33,890	1.0%
Valley Electric Company, Inc. (31)	Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	8.00% (3ML+ 5.00%) plus 2.50% PIK	3.00	12/31/2024	10,430	10,430	10,430	0.3%	(3)(10)(39)
		Senior Secured Note	6/24/2014	8.00% plus 10.00% PIK	—	6/23/2024	33,301	33,301	33,301	1.0%	(39)
		Consolidated Revenue Interest (2.0%)	6/22/2018		—	N/A	—	—	2,173	0.1%	(12)
		Common Stock (50,000 shares)	12/31/2012		—	N/A	—	26,204	102,426	3.0%
								69,935	148,330	4.4%
Total Control Investments (Level 3)								$2,394,568	$2,548,723	73.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2020 (Unaudited)
(in thousands, except share data)

							December 31, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Affiliate Investments (5.00% to 24.99% voting control)(41)

Nixon, Inc. (32)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017		—	N/A	$—	$—	$—	—%	(16)
								—	—	—%
PGX Holdings, Inc. (6)	Diversified Consumer Services	First Lien Term Loan	11/13/2020	6.25% (3ML+ 5.25%) plus 4.25% PIK	1.00	9/29/2023	22,909	21,327	22,909	0.7%	(3)(10)(39)
		1.5 Lien Term Loan	5/27/2020	14.50% PIK (12ML+ 13.50%)	1.00	6/28/2024	16,909	16,909	16,909	0.5%	(10)(39)
		Second Lien Term Loan	9/29/2014	15.75% PIK (1ML+ 14.75%)	1.00	9/29/2024	113,135	113,135	113,135	3.2%	(10)(39)
		Common Stock (40,780,359 shares)	5/27/2020		—	N/A	—	—	86,968	2.5%	(16)
								151,371	239,921	6.9%
Targus Cayman HoldCo Limited (33)	Textiles, Apparel & Luxury Goods	Common Stock (7,383,395 shares)	2/12/2016		—	N/A	—	2,805	24,014	0.7%	(16)
								2,805	24,014	0.7%
Total Affiliate Investments (Level 3)								$154,176	$263,935	7.6%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2020 (Unaudited)
(in thousands, except share data)

							December 31, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan	10/10/2018	7.90% (1ML+ 7.75%)	—	10/1/2026	$27,133	$26,966	$27,133	0.8%	(3)(8)(10)
								26,966	27,133	0.8%
ACE Cash Express, Inc.	Consumer Finance	Senior Secured Note	12/15/2017	12.00%	—	12/15/2022	39,998	36,542	37,432	1.1%	(8)(46)
								36,542	37,432	1.1%
Ahead Data Blue, LLC	IT Services	Second Lien Term Loan	10/16/2020	9.50% (3ML+ 8.50%)	1.00	10/16/2028	57,500	57,500	57,500	1.7%	(3)(10)
								57,500	57,500	1.7%
AmeriLife Holdings, LLC	Insurance	Second Lien Term Loan	4/2/2020	9.50% (6ML+ 8.50%)	1.00	3/18/2028	21,750	21,358	21,641	0.6%	(3)(8)(10)
								21,358	21,641	0.6%
Apidos CLO XI	Structured Finance	Subordinated Structured Note	12/6/2012	Residual Interest, current yield 12.22%	—	10/17/2030	40,500	32,579	26,422	0.8%	(5)(14)
								32,579	26,422	0.8%
Apidos CLO XII	Structured Finance	Subordinated Structured Note	3/15/2013	Residual Interest, current yield 15.89%	—	4/15/2031	52,203	38,878	30,590	0.9%	(5)(14)
								38,878	30,590	0.9%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	Residual Interest, current yield 14.91%	—	4/21/2031	48,515	39,865	29,582	0.9%	(5)(14)
								39,865	29,582	0.9%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	Residual Interest, current yield 17.98%	—	4/21/2031	35,855	30,650	26,042	0.8%	(5)(14)
								30,650	26,042	0.8%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	Revolving Line of Credit - $3,000 Commitment	2/21/2013	10.75% (3ML+ 8.75%)	2.00	4/30/2021	—	—	—	—%	(10)(15)
		Senior Secured Term Loan	2/21/2013	10.75% (3ML+ 8.75%)	2.00	4/29/2022	71,001	71,001	71,001	2.1%	(3)(10)
								71,001	71,001	2.1%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	Residual Interest, current yield 11.17%	—	7/20/2029	83,098	47,084	32,611	0.9%	(5)(14)
								47,084	32,611	0.9%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	Senior Secured Note	12/4/2017	9.75% (3ML+ 8.50%)	1.25	12/2/2022	164,473	164,473	164,473	4.8%	(3)(10)
								164,473	164,473	4.8%
Brookside Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	4/25/2013	Residual Interest, current yield 0.00%	—	1/17/2028	36,300	16,385	12,537	0.4%	(5)(14)(17)
								16,385	12,537	0.4%
California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note	4/19/2012	Residual Interest, current yield 11.34%	—	7/16/2032	58,915	41,623	29,050	0.8%	(5)(14)
								41,623	29,050	0.8%
Candle-Lite Company, LLC	Household Products	Senior Secured Term Loan A	1/23/2018	6.75% (3ML+ 5.50%)	1.25	1/23/2023	11,813	11,813	11,813	0.3%	(3)(10)
		Senior Secured Term Loan B	1/23/2018	10.75% (3ML+ 9.50%)	1.25	1/23/2023	12,500	12,500	12,500	0.4%	(3)(10)
								24,313	24,313	0.7%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Term Loan	11/19/2020	9.75% (1ML+ 8.75%)	1.00	11/13/2028	8,500	8,186	8,327	0.2%	(3)(8)(10)
		Delayed Draw Term Loan - $1,500 Commitment	11/19/2020	9.75% (1ML+ 8.75%)	1.00	11/13/2028	—	—	—	—%	(8)(10)(15)
								8,186	8,327	0.2%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 22.02%	—	4/30/2031	24,870	15,738	14,039	0.4%	(5)(14)
								15,738	14,039	0.4%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 19.09%	—	7/15/2030	25,534	20,260	16,954	0.5%	(5)(14)
								20,260	16,954	0.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2020 (Unaudited)
(in thousands, except share data)

							December 31, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 13.70%	—	10/22/2029	$32,200	$34,106	$27,418	0.8%	(5)(14)
								34,106	27,418	0.8%
CCS-CMGC Holdings, Inc.	Health Care Providers & Services	First Lien Term Loan	5/23/2019	5.71% (3ML+ 5.50%)	—	10/1/2025	4,788	4,729	4,787	0.1%	(3)(8)(10)
		First Lien Term Loan	5/23/2019	5.65% (1ML+ 5.50%)	—	10/1/2025	4,788	4,729	4,787	0.1%	(3)(8)(10)
		Second Lien Term Loan	10/12/2018	9.21% (3ML+ 9.00%)	—	10/1/2026	37,000	36,488	37,000	1.1%	(3)(8)(10)
								45,946	46,574	1.3%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield 11.49%	—	7/29/2030	49,552	39,634	28,042	0.8%	(5)(14)
								39,634	28,042	0.8%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 15.56%	—	4/24/2031	44,100	29,916	22,455	0.6%	(5)(14)
								29,916	22,455	0.6%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 17.79%	—	4/28/2031	45,500	33,543	30,422	0.9%	(5)(14)
								33,543	30,422	0.9%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 14.81%	—	10/17/2030	44,467	31,751	22,177	0.6%	(5)(14)
								31,751	22,177	0.6%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 12.08%	—	10/21/2031	34,000	30,256	28,889	0.8%	(5)(14)
								30,256	28,889	0.8%
Cinedigm DC Holdings, LLC	Entertainment	Senior Secured Term Loan	2/28/2013	11.00% (3ML+ 9.00%) plus 2.50% PIK	2.00	3/31/2021	12,036	11,986	11,937	0.3%	(10)(39)
								11,986	11,937	0.3%
Class Valuation, LLC	Real Estate Management & Development	Senior Secured Term Loan	3/12/2018	9.75% (3ML+ 8.25%)	1.50	3/10/2023	31,327	31,327	31,327	0.9%	(3)(10)
								31,327	31,327	0.9%
Collections Acquisition Company, Inc.	Diversified Financial Services	Senior Secured Term Loan	12/3/2019	10.15% (3ML+ 7.65%)	2.50	6/3/2024	30,165	30,165	30,165	0.9%	(3)(10)
								30,165	30,165	0.9%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 11.65%	—	10/25/2028	40,274	23,574	19,401	0.6%	(5)(14)
								23,574	19,401	0.6%
Coverall North America, Inc.	Commercial Services & Supplies	Senior Secured Term Loan B	11/2/2015	12.00% (3ML+ 11.00%)	1.00	5/3/2021	15,872	15,872	15,872	0.5%	(3)(10)
								15,872	15,872	0.5%
CP VI Bella Midco	IT Services	Second Lien Term Loan	2/26/2018	6.90% (1ML+ 6.75%)	0.15	12/29/2025	15,750	15,714	15,750	0.5%	(3)(8)(10)
								15,714	15,750	0.5%
Curo Group Holdings Corp.	Consumer Finance	Second Lien Term Loan	7/30/2020	8.25%	—	9/1/2025	14,621	12,273	13,981	0.4%	(14)(47)
								12,273	13,981	0.4%
Digital Room, LLC	Commercial Services & Supplies	First Lien Term Loan	5/29/2019	5.27% (6ML+ 5.00%)	0.27	5/21/2026	9,850	9,752	9,727	0.3%	(3)(8)(10)
		Second Lien Term Loan	5/30/2019	9.27% (6ML+ 9.00%)	0.27	5/21/2027	70,000	70,000	70,000	2.0%	(3)(8)(10)
								79,752	79,727	2.3%
Dunn Paper, Inc.	Paper & Forest Products	First Lien Term Loan	11/27/2019	5.75% (1ML+ 4.75%)	1.00	8/26/2022	2,244	2,208	2,214	0.1%	(3)(8)(10)
		First Lien Term Loan	11/27/2019	5.75% (1ML+ 4.75%)	1.00	8/26/2022	2,244	2,208	2,214	0.1%	(3)(8)(10)
		Second Lien Term Loan	10/7/2016	9.75% (1ML+ 8.75%)	1.00	8/26/2023	11,500	11,412	11,412	0.3%	(3)(8)(10)
								15,828	15,840	0.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2020 (Unaudited)
(in thousands, except share data)

							December 31, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Easy Gardener Products, Inc.	Household Durables	Third Lien Term Loan	6/11/2020	10.26% (3ML+ 10.00%)	0.25	9/30/2024	$3,970	$3,970	$3,970	0.1%	(10)
		Class A Units of EZG Holdings, Inc. (200 units)	6/11/2020		—	N/A	—	313	781	—%	(16)
		Class B Units of EZG Holdings, Inc. (12,525 units)	6/11/2020		—	N/A	—	1,688	6,173	0.2%	(16)
								5,971	10,924	0.3%
Engine Group, Inc. (7)	Media	Senior Secured Term Loan	11/17/2020	5.75% (3ML+ 4.75%)	1.00	11/17/2023	12,229	12,229	10,672	0.3%	(8)(10)
		Class B Common Units (1,039,554 units)	11/17/2020		—	N/A	—	26,991	—	—%	(8)
								39,220	10,672	0.3%
EXC Holdings III Corp	Technology Hardware, Storage & Peripherals	Second Lien Term Loan	12/5/2017	8.50% (3ML+ 7.50%)	1.00	12/1/2025	12,500	12,423	12,500	0.4%	(3)(8)(10)
								12,423	12,500	0.4%
Eze Castle Integration, Inc. (f/k/a/ H.I.G. ECI Merger Sub, Inc.)	IT Services	First Lien Term Loan	7/15/2020	10.00% (1ML+ 8.50%)	1.50	7/15/2025	47,973	47,973	47,973	1.4%	(3)(10)
		Delayed Draw Term Loan - $1,786 Commitment	7/15/2020	10.00% (1ML+ 8.50%)	1.50	7/15/2025	—	—	—	—%	(10)(15)
								47,973	47,973	1.4%
First Brands Group	Auto Components	First Lien Term Loan	8/6/2020	8.50% (2ML+ 7.50%)	1.00	2/2/2024	40,919	39,486	40,919	1.2%	(3)(8)(10)
								39,486	40,919	1.2%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 14.74%	—	10/15/2030	50,525	35,695	26,640	0.8%	(5)(14)
								35,695	26,640	0.8%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 15.97%	—	5/16/2031	24,575	16,868	11,988	0.3%	(5)(14)
								16,868	11,988	0.3%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 12.78%	—	7/15/2031	39,905	29,230	16,984	0.5%	(5)(14)
								29,230	16,984	0.5%
GEON Performance Solutions, LLC	Chemicals	Revolving Line of Credit - $3,621 Commitment	12/12/2019	7.88% (1ML+ 6.25%)	1.63	10/25/2024	—	—	—	—%	(10)(15)
		First Lien Term Loan	12/12/2019	7.88% (1ML+ 6.25%)	1.63	10/25/2024	31,066	30,929	31,066	0.9%	(3)(10)
								30,929	31,066	0.9%
Global Tel*Link Corporation	Diversified Telecommunication Services	First Lien Term Loan	8/20/2019	4.40% (1ML+ 4.25%)	—	11/29/2025	9,849	9,527	9,591	0.3%	(3)(8)(10)
		Second Lien Term Loan	12/4/2018	8.40% (1ML+ 8.25%)	—	11/29/2026	40,170	39,455	39,701	1.1%	(3)(8)(10)
								48,982	49,292	1.4%
GlobalTranz Enterprises, Inc.	Air Freight & Logistics	Second Lien Term Loan	5/15/2019	8.40% (1ML+ 8.25%)	—	5/15/2027	12,500	12,500	11,300	0.3%	(3)(8)(10)
								12,500	11,300	0.3%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Structured Finance	Subordinated Structured Note	8/7/2012	Residual Interest, current yield 0.00%	—	8/15/2023	23,188	3,717	—	—%	(5)(14)(17)
								3,717	—	—%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Structured Finance	Subordinated Structured Note	3/8/2013	Residual Interest, current yield 0.00%	—	4/15/2025	40,400	19,983	—	—%	(5)(14)(17)
								19,983	—	—%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Structured Finance	Subordinated Structured Note	2/7/2014	Residual Interest, current yield 0.00%	—	4/20/2026	24,500	11,822	—	—%	(5)(14)(17)
								11,822	—	—%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield 0.00%	—	4/28/2025	41,164	21,322	—	—%	(5)(14)(17)
								21,322	—	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2020 (Unaudited)
(in thousands, except share data)

							December 31, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield 0.00%	—	10/18/2027	$39,598	$29,629	$11,068	0.3%	(5)(14)(17)
								29,629	11,068	0.3%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 3.35%	—	7/18/2031	19,025	12,925	5,058	0.1%	(5)(14)
								12,925	5,058	0.1%
Help/Systems Holdings, Inc.	Software	First Lien Term Loan	11/29/2019	5.75% (3ML+ 4.75%)	1.00	11/19/2026	8,436	8,369	8,436	0.2%	(3)(8)(10)
		Second Lien Term Loan	11/22/2019	9.00% (3ML+ 8.00%)	1.00	11/19/2027	17,500	17,212	17,500	0.5%	(3)(8)(10)
								25,581	25,936	0.7%
Inpatient Care Management Company, LLC	Health Care Providers & Services	Senior Secured Term Loan	6/8/2016	9.00% (3ML+ 8.00%)	1.00	6/8/2021	13,000	13,000	13,000	0.4%	(3)(10)
								13,000	13,000	0.4%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	6/26/2015	Residual Interest, current yield 11.69%	—	10/20/2031	23,594	20,311	12,982	0.4%	(5)(14)
								20,311	12,982	0.4%
K&N Parent, Inc.	Auto Components	First Lien Term Loan	3/3/2020	5.75% (1ML+ 4.75%)	1.00	10/20/2023	1,893	1,683	1,862	0.1%	(3)(8)(10)
		Second Lien Term Loan	10/28/2016	9.75% (1ML+ 8.75%)	1.00	10/21/2024	25,887	25,574	24,772	0.7%	(3)(8)(10)
								27,257	26,634	0.8%
Keystone Acquisition Corp. (4)	Health Care Providers & Services	Second Lien Term Loan	5/18/2017	10.25% (3ML+ 9.25%)	1.00	5/1/2025	50,000	50,000	49,869	1.4%	(3)(8)(10)
								50,000	49,869	1.4%
KM2 Solutions LLC	IT Services	First Lien Term Loan	12/17/2020	9.00% (3ML+ 8.00%)	1.00	12/17/2025	25,000	25,000	25,000	0.7%	(10)
								25,000	25,000	0.7%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 13.88%	—	7/21/2031	49,934	28,799	20,265	0.6%	(5)(14)
								28,799	20,265	0.6%
Legility, LLC	Professional Services	First Lien Term Loan	2/28/2020	7.00% (6ML+ 6.00%)	1.00	12/17/2025	19,750	19,407	19,750	0.6%	(3)(8)(10)
								19,407	19,750	0.6%
LGC US FINCO, LLC	Machinery	First Lien Term Loan	1/24/2020	8.50% (1ML+ 7.50%)	1.00	12/20/2025	29,400	28,646	27,885	0.8%	(3)(8)(10)
								28,646	27,885	0.8%
Maverick Healthcare Equity, LLC	Health Care Providers & Services	Preferred Units (1,250,000 units)	10/31/2007		—	N/A	—	—	—	—%	(16)
		Class A Common Units (1,250,000 units)	10/31/2007		—	N/A	—	—	—	—%	(16)
								—	—	—%
Medusind Acquisition, Inc. (19)	Health Care Providers & Services	First Lien Term Loan	9/30/2019	9.00% (3ML+ 8.00%)	1.00	4/8/2024	24,261	23,990	23,990	0.7%	(3)(10)
								23,990	23,990	0.7%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note	4/17/2013	Residual Interest, current yield 3.86%	—	10/15/2030	43,649	28,749	15,958	0.5%	(5)(14)
								28,749	15,958	0.5%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 17.59%	—	7/15/2031	47,830	29,564	26,865	0.8%	(5)(14)
								29,564	26,865	0.8%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 13.97%	—	7/19/2030	42,064	32,722	25,624	0.7%	(5)(14)
								32,722	25,624	0.7%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note	8/12/2015	Residual Interest, current yield 18.88%	—	4/16/2031	46,016	25,723	18,391	0.5%	(5)(14)
								25,723	18,391	0.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2020 (Unaudited)
(in thousands, except share data)

							December 31, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Orva Buyer, LLC	Specialty Retail	Senior Secured Term Loan	12/23/2020	9.50% (1ML+ 7.50%)	2.00	12/23/2025	$40,500	$40,500	$40,500	1.2%	(10)
								40,500	40,500	1.2%
Pearl Intermediate Parent LLC	Health Care Providers & Services	Second Lien Term Loan	2/28/2018	6.40% (1ML+ 6.25%)	—	2/15/2026	5,000	4,984	5,000	0.1%	(3)(8)(10)
								4,984	5,000	0.1%
PeopleConnect Holdings, LLC (11)	Interactive Media & Services	Revolving Line of Credit - $8,918 Commitment	1/22/2020	10.00% (1ML+ 8.25%)	1.75	1/22/2025	—	—	—	—%	(10)(15)
		Delayed Draw Term Loan - $5,000 Commitment	1/22/2020	10.00% (3ML+ 8.25%)	1.75	1/22/2021	—	—	—	—%	(10)(15)
		Senior Secured Term Loan	1/22/2020	10.00% (3ML+ 8.25%)	1.75	1/22/2025	190,427	190,427	190,427	5.5%	(3)(10)
								190,427	190,427	5.5%
PlayPower, Inc.	Leisure Products	First Lien Term Loan	5/16/2019	5.74% (3ML+ 5.50%)	—	5/10/2026	6,214	6,164	6,132	0.2%	(3)(8)(10)
								6,164	6,132	0.2%
Research Now Group, Inc. & Survey Sampling International LLC	Professional Services	First Lien Term Loan	1/5/2018	6.50% (6ML+ 5.50%)	1.00	12/20/2024	9,700	9,398	9,700	0.3%	(3)(8)(10)
		Second Lien Term Loan	1/5/2018	10.50% (6ML+ 9.50%)	1.00	12/20/2025	50,000	47,837	50,000	1.4%	(3)(8)(10)
								57,235	59,700	1.7%
RGIS Services, LLC	Commercial Services & Supplies	Senior Secured Term Loan	6/25/2020	8.50% (3ML+ 7.50%)	1.00	6/25/2025	8,974	8,974	8,974	0.3%	(8)(10)(39)
		Membership Interest (4.34%)	6/25/2020		—	N/A	—	10,303	7,775	0.2%	(16)
								19,277	16,749	0.5%
RME Group Holding Company	Media	Senior Secured Term Loan A	5/4/2017	7.00% (3ML+ 6.00%)	1.00	5/4/2022	27,271	27,271	27,159	0.8%	(3)(10)
		Senior Secured Term Loan B	5/4/2017	12.00% (3ML+ 11.00%)	1.00	5/4/2022	22,224	22,224	21,944	0.6%	(3)(10)
								49,495	49,103	1.4%
Rocket Software, Inc.	Software	Second Lien Term Loan	12/7/2018	8.46% (3ML+ 8.25%)	—	11/27/2026	50,000	49,631	49,983	1.4%	(3)(8)(10)
								49,631	49,983	1.4%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note	4/11/2014	Residual Interest, current yield 11.95%	—	4/21/2031	27,724	23,715	15,337	0.4%	(5)(14)
								23,715	15,337	0.4%
Rosa Mexicano	Hotels, Restaurants & Leisure	Revolving Line of Credit - $500 Commitment	3/29/2018	6.50% (3ML+ 5.25%) plus 2.25% PIK	1.25	3/29/2023	513	513	480	—%	(10)(15)(39)
		Senior Secured Term Loan	3/29/2018	6.50% (3ML+ 5.25%) plus 2.25% PIK	1.25	3/29/2023	23,458	23,458	21,983	0.6%	(10)(39)
								23,971	22,463	0.6%
Securus Technologies Holdings, Inc.	Communications Equipment	First Lien Term Loan	9/3/2019	5.50% (6ML+ 4.50%)	1.00	11/1/2024	9,848	9,128	9,503	0.3%	(8)(10)
		Second Lien Term Loan	11/3/2017	9.25% (6ML+ 8.25%)	1.00	11/1/2025	50,662	50,545	48,220	1.4%	(3)(8)(10)
								59,673	57,723	1.7%
SEOTownCenter, Inc.	IT Services	Senior Secured Term Loan A	4/10/2018	10.50% (3ML+ 8.50%)	2.00	4/7/2023	24,342	24,342	24,342	0.7%	(3)(10)
		Senior Secured Term Loan B	4/10/2018	15.50% (3ML+ 13.50%)	2.00	4/7/2023	19,027	19,027	19,027	0.6%	(3)(10)
								43,369	43,369	1.3%
Shearer’s Foods, LLC	Food Products	Second Lien Term Loan	9/28/2020	8.75% (3ML+ 7.75%)	1.00	9/23/2028	5,000	4,903	5,000	0.1%	(3)(8)(10)
								4,903	5,000	0.1%
Shutterfly, Inc.	Internet & Direct Marketing Retail	First Lien Term Loan	12/9/2019	7.00% (3ML+ 6.00%)	1.00	9/25/2026	16,019	14,444	15,921	0.5%	(3)(8)(10)
								14,444	15,921	0.5%
Sorenson Communications, LLC	Diversified Telecommunication Services	First Lien Term Loan	5/8/2019	6.75% (3ML+ 6.50%)	—	4/29/2024	6,594	6,541	6,594	0.2%	(3)(8)(10)
								6,541	6,594	0.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2020 (Unaudited)
(in thousands, except share data)

							December 31, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Southern Veterinary Partners	Health Care Providers & Services	Second Lien Term Loan	10/21/2020	8.75% (3ML+ 7.75%)	1.00	10/5/2028	$8,000	$7,922	$8,000	0.2%	(3)(8)(10)
								7,922	8,000	0.2%
Spectrum Holdings III Corp	Health Care Equipment & Supplies	Second Lien Term Loan	2/13/2018	8.00% (6ML+ 7.00%)	1.00	1/31/2026	7,500	7,476	6,029	0.2%	(3)(8)(10)
								7,476	6,029	0.2%
Staples, Inc.	Distributors	First Lien Term Loan	12/3/2019	5.21% (3ML+ 5.00%)	—	4/16/2026	8,910	8,835	8,696	0.3%	(3)(8)(10)(47)
								8,835	8,696	0.3%
Strategic Materials	Household Durables	Second Lien Term Loan	11/1/2017	8.75% (3ML+ 7.75%)	1.00	11/1/2025	7,000	6,958	5,416	0.2%	(3)(8)(10)
								6,958	5,416	0.2%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interests	12/4/2006		—	N/A	—	—	—	—%	(13)(16)
								—	—	—%
Sudbury Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	11/14/2013	Residual Interest, current yield 0.00%	—	1/19/2026	28,200	13,875	3,171	0.1%	(5)(14)(17)
								13,875	3,171	0.1%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note	5/6/2014	Residual Interest, current yield 0.00%	—	7/14/2026	49,250	28,012	11,832	0.3%	(5)(14)(17)
								28,012	11,832	0.3%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note	10/17/2014	Residual Interest, current yield 10.10%	—	1/19/2032	63,831	44,082	23,420	0.8%	(5)(14)
								44,082	23,420	0.8%
TGP HOLDINGS III LLC	Household Durables	Second Lien Term Loan	10/3/2017	9.50% (3ML+ 8.50%)	1.00	9/25/2025	3,000	2,973	3,000	0.1%	(8)(10)
								2,973	3,000	0.1%
The Octave Music Group, Inc.	Entertainment	First Lien Term Loan	3/6/2020	6.25% (1ML+ 5.25%) plus 0.75% PIK	1.00	5/29/2025	38,235	37,905	37,663	1.1%	(3)(8)(10)(39)
								37,905	37,663	1.1%
TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	10.00% (3ML+ 9.00%) plus 1.50% PIK	1.00	11/30/2025	29,037	29,037	29,037	0.8%	(10)(39)
								29,037	29,037	0.8%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	1/26/2018	10.00% (3ML+ 8.50%)	1.50	1/26/2023	161,063	161,063	161,063	4.7%	(3)(10)
								161,063	161,063	4.7%
Transplace Holdings, Inc.	Transportation Infrastructure	Second Lien Term Loan	10/16/2017	9.75% (6ML+ 8.75%)	1.00	10/6/2025	30,900	30,324	30,900	0.9%	(3)(8)(10)
								30,324	30,900	0.9%
United Sporting Companies, Inc. (18)	Distributors	Second Lien Term Loan	9/28/2012	13.25% (1ML+ 11.00%) plus 2.00% PIK	2.25	11/16/2019	147,423	105,431	6,957	0.2%	(9)(10)
								105,431	6,957	0.2%
Universal Fiber Systems, LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan	10/16/2015	10.50% (1ML+ 9.50%)	1.00	10/2/2022	37,000	36,815	33,957	1.0%	(3)(8)(10)
								36,815	33,957	1.0%
Upstream Newco, Inc.	Health Care Providers & Services	First Lien Term Loan	12/2/2019	4.65% (1ML+ 4.50%)	—	11/20/2026	8,188	8,153	8,188	0.2%	(3)(8)(10)
		Second Lien Term Loan	12/2/2019	8.65% (1ML+ 8.50%)	—	11/20/2027	22,000	21,823	22,000	0.6%	(3)(8)(10)
								29,976	30,188	0.8%
USG Intermediate, LLC	Leisure Products	Revolving Line of Credit - $3,000 Commitment	4/15/2015	10.25% (1ML+ 9.25%)	1.00	8/24/2021	1,000	1,000	1,000	—%	(10)(15)
		Senior Secured Term Loan B	4/15/2015	12.75% (1ML+ 11.75%)	1.00	8/24/2022	15,359	15,359	15,359	0.4%	(3)(10)
		Equity	4/15/2015		—	N/A	—	1	—	—%	(16)
								16,360	16,359	0.4%
Venio LLC	Professional Services	First Lien Term Loan	2/19/2014	4.00% plus 10.00% PIK (3ML + 7.50%)	—	2/19/2020	$14,959	$14,959	$14,959	0.4%	(10)(39)(48)
								14,959	14,959	0.4%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF DECEMBER 31, 2020 (Unaudited)
(in thousands, except share data)

							December 31, 2020 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 8.70%	—	10/15/2030	40,613	30,838	24,041	0.7%	(5)(14)
								30,838	24,041	0.7%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 8.93%	—	4/18/2031	40,773	31,229	18,101	0.5%	(5)(14)
								31,229	18,101	0.5%
Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2016	Residual Interest, current yield 11.12%	—	10/20/2031	28,099	25,900	19,579	0.6%	(5)(14)
								25,900	19,579	0.6%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note	6/13/2017	Residual Interest, current yield 12.63%	—	7/22/2030	44,885	49,692	41,455	1.2%	(5)(14)
								49,692	41,455	1.2%
VT Topco, Inc.	Commercial Services & Supplies	Second Lien Term Loan	8/23/2018	7.15% (1ML+ 7.00%)	—	8/17/2026	7,000	6,975	6,766	0.2%	(3)(8)(10)
								6,975	6,766	0.2%
Total Non-Control/Non-Affiliate Investments (Level 3)								$3,293,434	$2,812,747	81.4%

Total Portfolio Investments (Level 3)								$5,842,178	$5,625,405	162.7%
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2020 (Unaudited) and June 30, 2020

(1)The terms “Prospect,” “the Company,” “we,” “us” and “our” mean Prospect Capital Corporation and its subsidiaries unless the context specifically requires otherwise. The securities in which Prospect has invested were acquired in transactions that were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These securities may be resold only in transactions that are exempt from registration under the Securities Act.
(2)Fair value is determined by or under the direction of our Board of Directors. Unless otherwise indicated by endnote 47 below, all of our investments are valued using significant unobservable inputs. In accordance with ASC 820, such investments are classified as Level 3 within the fair value hierarchy. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.
(3)Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of the investments held by PCF at December 31, 2020 and June 30, 2020 were $1,459,563 and $1,491,022, respectively, representing 25.9% and 28.5% of our total investments, respectively.
(4)Keystone Acquisition Corp. is the parent borrower on the second lien term loan. Other joint borrowers on this debt investment include Keystone Peer Review Organization, Inc., KEPRO Acquisitions, Inc., APS Healthcare Bethesda, Inc., Ohio KEPRO, Inc., and APS Healthcare Quality Review, Inc.
(5)This investment is in the equity class of the collateralized loan obligation (“CLO”) security, which is referred to as “Subordinated Structured Note,” or “SSN”. The SSN investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The current estimated yield, calculated using amortized cost, is based on the current projections of this excess cash flow taking into account assumptions which have been made regarding expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and adjusted. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.
(6)During the year ended June 30, 2020, we increased our investment in PGX Holdings, Inc. (“PGX”) through a new 1.5 Lien Term Loan in the aggregate principal amount of $1,981. Attached to the incremental term loan investment were shares of common stock representing an 11.4% equity interest in PGX. As a result, our investment in PGX was transferred from non-control/non-affiliate to affiliate classification as of June 30, 2020.
(7)Engine Group, Inc., EMX Digital, Inc. (f/k/a Clearstream.TV, Inc.), and Engine International, Inc., are joint borrowers on the senior secured and the second lien term loans.
(8)Syndicated investment which was originated by a financial institution and broadly distributed.
(9)Investment on non-accrual status as of the reporting date (See Note 2).
(10)Certain variable rate securities in our portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. The 1-Month LIBOR, or “1ML”, was 0.14% as of December 31, 2020 and 0.16% as of June 30, 2020. The 2-Month LIBOR, or “2ML”, was 0.19% as of December 31, 2020 and 0.23% as of June 30, 2020. The 3-Month LIBOR, or “3ML”, was 0.24% as of December 31, 2020 and 0.30% as of June 30, 2020. The 6-Month LIBOR, or “6ML”, was 0.26% as of December 31, 2020 and 0.37% as of June 30, 2020. The 12-Month LIBOR, or “12ML”, was 0.34% as of December 31, 2020 and 0.55% as of June 30, 2020.
(11)PeopleConnect Holdings, Inc. and Pubrec Holdings, Inc. are joint borrowers.
(12)The consolidated revenue interest is equal to the lesser of (i) 2.0% of consolidated revenue for the twelve-month period ending on the last day of the prior fiscal quarter (or portion thereof) and (ii) 25% of the amount of interest accrued on the Notes at the cash interest rate for such fiscal quarter (or portion thereof).
(13)The overriding royalty interests held receive payments at the stated rates based upon operations of the borrower.
(14)Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2020 and June 30,
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2020 (Unaudited) and June 30, 2020 (Continued)
2020, our qualifying assets, as a percentage of total assets, stood at 75.35% and 74.44%, respectively. We monitor the status of these assets on an ongoing basis.
(15)Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 4.00%. As of December 31, 2020 and June 30, 2020, we had $35,999 and $41,487, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.
(16)Represents non-income producing security that has not paid a dividend in the year preceding the reporting date.
(17)The effective yield has been estimated to be 0% as expected future cash flows are anticipated to not be sufficient to repay the investment at cost. If the expected investment proceeds increase, there is a potential for future investment income from the investment. Distributions, once received, will be recognized as return of capital, and when called, any remaining unamortized investment costs will be written off if the actual distributions are less than the amortized investment cost. To the extent that the cost basis of the SSN is fully recovered, any future distributions will be recorded as realized gains.
(18)Ellett Brothers, LLC, Evans Sports, Inc., Jerry’s Sports, Inc., Simmons Gun Specialties, Inc., Bonitz Brothers, Inc., and Outdoor Sports Headquarters, Inc. are joint borrowers on the second lien term loan. United Sporting Companies, Inc. (“USC”) is a parent guarantor of this debt investment, and is 100% owned by SportCo Holdings, Inc. (“SportCo”). Prospect previously held a 3.48% equity interest in SportCo and following an additional issuance of common stock by SportCo, Prospect’s ownership increased to 22.0% as of September 30, 2018. As a result, Prospect’s investment in USC is classified as an affiliate investment beginning the period ended September 30, 2018. In June 2019, USC filed for Chapter 11 bankruptcy and began liquidating its remaining assets. Since filing for chapter 11, USC used a portion of the proceeds from the ongoing liquidation to partially repay $21,569 of our Second Lien Term Loan and our 22.0% equity interest was canceled.
(19)Medusind Acquisition, Inc., Medusind Intermediate, Inc., Medusind Solutions Inc. and Medusind Inc. are joint borrowers.
(20)CP Holdings of Delaware LLC (“CP Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of December 31, 2020 and June 30, 2020. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. On April 6, 2018, Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”), a previously controlled portfolio company, merged with and into CP Energy, with CP Energy continuing as the surviving corporation. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $13,156 in senior secured term loans (the “Spartan Term Loans”) due to us as of June 30, 2020. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans.  In December 2019, Wolf Energy Holdings, Inc. (“Wolf Energy Holdings”), our Consolidated Holding Company that previously owned 100% of Appalachian Energy LLC (“AEH”); Wolf Energy Services Company, LLC (Wolf Energy Services”); and Wolf Energy, LLC (collectively our previously controlled membership interest and net profit interest investments in “Wolf Energy”), merged with and into CP Energy, with CP Energy continuing as the surviving entity. CP Energy acquired 100% of our equity in Wolf Energy, which is reflected in our valuation of CP Energy common stock as of December 31, 2019. (See Note 14). In September 2020, we made a new $26,193 Series A preferred stock investment in Spartan Energy Holdings, Inc., which equates to 100% of the Series A non-voting non-convertible preferred stock outstanding. In September 2020, Spartan Energy Services, LLC fully repaid the $26,193 Senior Secured Term Loan B receivable to us at par. We recorded a realized gain of $2,832 in our Consolidated Statement of Operations for the quarter ended September 30, 2020 as a result of this transaction.
(21)Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 98.63% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of December 31, 2020 and June 30, 2020. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company.
(22)As of June 30, 2020, Prospect held an 11.51% membership interest in Edmentum Ultimate Holdings, LLC (“Edmentum Holdings”), which owns 100% of the equity of Edmentum, Inc. On December 11, 2020, we sold our 11.51% Class A voting interest in Edmentum Holdings and recorded a realized gain of $3,724 in our Consolidated Statement of Operations for the quarter ended December 30, 2020. Concurrently, Edmentum Holdings fully repaid the $9,312 Unsecured Senior
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2020 (Unaudited) and June 30, 2020 (Continued)
PIK Note and the $45,277 Unsecured Junior PIK Note, and Edmentum, Inc. fully repaid the $8,758 Second Lien Revolving Credit Facility receivable to us at par.
(23)First Tower Holdings of Delaware LLC (“First Tower Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC, the operating company as of December 31, 2020 and June 30, 2020. We report First Tower Finance as a separate controlled company.
(24)Energy Solutions Holdings Inc., a consolidated entity in which we own 100% of the equity, owns 100% of Freedom Marine Solutions, LLC (“Freedom Marine”), which owns Vessel Company, LLC, Vessel Company II, LLC and Vessel Company III, LLC. We report Freedom Marine as a separate controlled company.
(25)MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 100% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“Mity-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. Our subordinated unsecured note issued and outstanding to Broda Canada is denominated in Canadian Dollars (“CAD”). As of December 31, 2020 and June 30, 2020, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder.
(26)NPH Property Holdings, LLC (“NPH”), a consolidated entity in which we own 100% of the membership interests, owns 100% of the common equity of National Property REIT Corp. (“NPRC”) (f/k/a National Property Holdings Corp.), a property REIT which holds investments in several real estate properties. Additionally, NPRC invests in online consumer loans and rated secured structured notes through American Consumer Lending Limited (“ACLL”) and National General Lending Limited (“NGL”), respectively, its wholly owned subsidiaries. We report NPRC as a separate controlled company. See Note 3 for further discussion of the investments held by NPRC. Effective December 31, 2018, we amended and restated the terms of our credit agreement with NPRC. As part of the amendment, we increased our investment through a New Term Loan A Secured Note (“New TLA”) in the aggregate principal amount of $433,553, a New Term Loan B Secured Note (“New TLB”) in the aggregate principal amount of $205,000, and our net operating income interest was revised to a residual profit interest (refer to endnote 37 for residual profit interest calculation). NPRC utilized a portion of the proceeds from the New TLA and New TLB to repay the previously outstanding Senior Secured Term Loan A and Senior Secured Term Loan E. The remaining proceeds of $140,351 were returned to us as a return of capital, reducing our equity investment in NPRC. Effective October 31, 2019, we amended the terms of our credit agreement to increase our investment in NPRC and its wholly-owned subsidiaries through a new $51,428 Senior Secured Term Loan C (“TLC”) and $12,857 in equity financing. Effective June 19, 2020, we amended and restated the terms of our credit agreement with NPRC, as part of the amendment we increased our investment through a new Term Loan D secured note (“TLD”) in the aggregate principal amount of $183,425 and the proceeds were returned to us as a return of capital, reducing our equity investment in NPRC.
(27)Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 94.48% of Nationwide Loan Company LLC (f/k/a Nationwide Acceptance LLC), the operating company, as of December 31, 2020 and June 30, 2020. We report Nationwide Loan Company LLC as a separate controlled company. On June 1, 2015, Nationwide Acceptance LLC completed a reorganization and was renamed Nationwide Loan Company LLC (“Nationwide”) and formed two new wholly owned subsidiaries: Pelican Loan Company LLC (“Pelican”) and Nationwide Consumer Loans LLC. Nationwide assigned 100% of the equity interests in its other subsidiaries to Pelican which, in turn, assigned these interests to a new operating company wholly owned by Pelican named Nationwide Acceptance LLC (“New Nationwide”). New Nationwide also assumed the existing senior subordinated term loan due to Prospect.
(28)NMMB Holdings, Inc. (“NMMB Holdings”), a consolidated entity in which we own 100% of the equity, owns 95.28% and 93.00% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of December 31, 2020 and June 30, 2020, respectively. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company. On December 30, 2019, NMMB executed a dividend recapitalization whereby Prospect invested $15,100 of a first lien term loan to repay NMMB’s existing term loan, provide a shareholder distribution, and pay fees and expenses. As part of the recapitalization, Prospect converted its Series A and Series B preferred securities into common equity and received a dividend distribution of $2,797.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2020 (Unaudited) and June 30, 2020 (Continued)
(29)During the year ended June 30, 2018, Prospect exercised its rights and remedies under its loan documents to exercise the shareholder voting rights in respect of the stock of InterDent, Inc. (“InterDent”) and to appoint a new Board of Directors of InterDent. As a result, Prospect’s investment in InterDent is classified as a control investment.
(30)Prospect owns 99.96% of the equity of USES Corp. as of December 31, 2020 and June 30, 2020.
(31)Valley Electric Holdings I, Inc., a consolidated entity in which we own 100% of the common stock, owns 100% of Valley Electric Holdings II, Inc. (“Valley Holdings II”), another consolidated entity. Valley Holdings II owns 94.99% of Valley Electric Company, Inc. (“Valley Electric”). Valley Electric owns 100% of the equity of VE Company, Inc., which owns 100% of the equity of Valley Electric Co. of Mt. Vernon, Inc. We report Valley Electric as a separate controlled company.
(32)As of December 31, 2020 and June 30, 2020, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC (f/k/a Nixon Holdco, LLC), the parent company of Nixon, Inc.
(33)Prospect owns 9.67% of the equity in Targus Cayman HoldCo Limited (“Targus”), the parent company of Targus International LLC (“Targus International”), as of December 31, 2020 and June 30, 2020.
(34)On December 10, 2018, UTP Holdings Group, Inc. (“UTP Holdings”) purchased all of the voting stock of Universal Turbine Parts, LLC (“UTP”) and appointed a new Board of Directors to UTP Holdings, consisting of three employees of the Investment Advisor. At the time UTP Holdings acquired UTP, UTP Holdings (f/k/a Harbortouch Holdings of Delaware) was a wholly-owned holding company controlled by Prospect and therefore Prospect’s investment in UTP became classified as a control investment during the year ended June 30, 2019.
(35)As of December 31, 2020 and June 30, 2020, the residual profit interest includes both (i) 8.33% of New TLA and TLD residual profit and (ii) 100% of TLC residual profits, with both calculated quarterly in arrears.
(36)Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.96% ownership interest of Pacific World as of September 30, 2020 and June 30, 2020, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2020 (Unaudited) and June 30, 2020 (Continued)

(37)The following shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of December 31, 2020:

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$70,322	$—	$—	$—	$—	$—	$22,738	$93,060
Commercial Services & Supplies	129,200	—	—	—	—	6,058	6,849	142,107
Construction & Engineering	43,731	—	—	—	—	—	26,204	69,935
Consumer Finance	—	—	359,216	—	—	—	120,939	480,155
Diversified Consumer Services	—	—	—	—	—	—	2,378	2,378
Energy Equipment & Services	52,187	—	—	—	—	—	219,550	271,737
Equity Real Estate Investment Trusts (REITs)	573,828	—	—	—	—	—	210	574,038
Health Care Providers & Services	229,256	—	—	—	—	—	45,118	274,374
Machinery	28,622	—	—	—	—	—	6,866	35,488
Media	4,949	—	—	—	—	—	12,869	17,818
Online Lending	19,200	—	—	—	—	—	—	19,200
Personal Products	61,172	—	—	—	—	—	186,795	247,967
Trading Companies & Distributors	65,111	—	—	—	—	—	—	65,111
Structured Finance (A)	101,200	—	—	—	—	—	—	101,200
Total Control Investments	$1,378,778	$—	$359,216	$—	$—	$6,058	$650,516	$2,394,568
Affiliate Investments
Diversified Consumer Services	$21,327	$16,909	$113,135	$—	$—	$—	$—	$151,371
Textiles, Apparel & Luxury Goods	—	—	—	—	—	—	2,805	2,805
Total Affiliate Investments	$21,327	$16,909	$113,135	$—	$—	$—	$2,805	$154,176
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$—	$12,500	—	$—	$—	$—	$12,500
Auto Components	41,169	—	25,574	—	—	—	—	66,743
Chemicals	30,929	—	—	—	—	—	—	30,929
Commercial Services & Supplies	34,598	—	85,161	—	—	—	10,303	130,062
Communications Equipment	9,128	—	50,545	—	—	—	—	59,673
Consumer Finance	36,542	—	12,273	—	—	—	—	48,815
Distributors	169,898	—	105,431	—	—	—	—	275,329
Diversified Financial Services	30,165	—	—	—	—	—	—	30,165
Diversified Telecommunication Services	16,068	—	39,455	—	—	—	—	55,523
Entertainment	49,891	—	—	—	—	—	—	49,891
Food Products	—	—	31,869	—	—	—	—	31,869
Health Care Equipment & Supplies	—	—	7,476	—	—	—	—	7,476
Health Care Providers & Services	125,602	—	121,217	—	—	—	—	246,819
Hotels, Restaurants & Leisure	23,971	—	—	—	—	—	—	23,971
Household Durables	—	—	9,931	3,970	—	—	2,001	15,902
Household Products	24,313	—	—	—	—	—	—	24,313
Insurance	—	—	21,358	—	—	—	—	21,358
Interactive Media & Services	190,427	—	—	—	—	—	—	190,427
Internet & Direct Marketing Retail	54,944	—	—	—	—	—	—	54,944
IT Services	116,342	—	73,214	—	—	—	—	189,556
Leisure Products	22,523	—	—	—	—	—	1	22,524
Machinery	57,683	—	—	—	—	—	—	57,683
Media	61,724	—	—	—	—	—	26,991	88,715
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2020 (Unaudited) and June 30, 2020 (Continued)

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Paper & Forest Products	4,416	—	11,412	—	—	—	—	15,828
Professional Services	43,764	—	47,837	—	—	—	—	91,601
Real Estate Management & Development	31,327	—	—	—	—	—	—	31,327
Software	8,369	—	66,843	—	—	—	—	75,212
Technology Hardware, Storage & Peripherals	—	—	12,423	—	—	—	—	12,423
Textiles, Apparel & Luxury Goods	164,473	—	36,815	—	—	—	—	201,288
Transportation Infrastructure	—	—	30,324	—	—	—	—	30,324
Structured Finance (A)	—	—	—	—	1,100,244	—	—	1,100,244
Total Non-Control/Non-Affiliate	$1,348,266	$—	$801,658	$3,970	$1,100,244	$—	$39,296	$3,293,434
Total Portfolio Investment Cost	$2,748,371	$16,909	$1,274,009	$3,970	$1,100,244	$6,058	$692,617	$5,842,178
The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of December 31, 2020:

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Control Investments
Aerospace & Defense	$70,322	$—	$—	$—	$—	$—	$14,519	$84,841	2.5%
Commercial Services & Supplies	81,281	—	—	—	—	—	—	81,281	2.4%
Construction & Engineering	43,731	—	—	—	—	—	104,599	148,330	4.3%
Consumer Finance	—	—	361,994	—	—	—	284,028	646,022	18.6%
Diversified Consumer Services	—	—	—	—	—	—	3,000	3,000	0.1%
Energy Equipment & Services	49,643	—	—	—	—	—	19,422	69,065	2.0%
Equity Real Estate Investment Trusts (REITs)	573,828	—	—	—	—	—	338,045	911,873	26.3%
Health Care Providers & Services	229,256	—	—	—	—	—	75,115	304,371	8.8%
Machinery	28,622	—	—	—	—	—	18,246	46,868	1.4%
Media	4,949	—	—	—	—	—	32,583	37,532	1.1%
Online Lending	19,200	—	—	—	—	—	—	19,200	0.6%
Personal Products	61,172	—	—	—	—	—	8,457	69,629	2.0%
Trading Companies & Distributors	25,511	—	—	—	—	—	—	25,511	0.7%
Structured Finance (A)	101,200	—	—	—	—	—	—	101,200	2.9%
Total Control Investments	$1,288,715	$—	$361,994	$—	$—	$—	$898,014	$2,548,723	73.7%
Fair Value % of Net Assets	37.2%	—%	10.5%	—%	—%	—%	26.0%	73.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2020 (Unaudited) and June 30, 2020 (Continued)

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Affiliate Investments
Distributors	$—	$—	$—	$—	$—	$—	$—	$—	—%
Diversified Consumer Services	22,909	16,909	113,135	—	—	—	86,968	239,921	6.9%
Textiles, Apparel & Luxury Goods	—	—	—	—	—	—	24,014	24,014	0.7%
Total Affiliate Investments	$22,909	$16,909	$113,135	$—	$—	$—	$110,982	$263,935	7.6%
Fair Value % of Net Assets	0.7%	0.5%	3.2%	—%	—%	—%	3.2%	7.6%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$—	$11,300	$—	$—	$—	$—	$11,300	0.3%
Auto Components	42,781	—	24,772	—	—	—	—	67,553	2.0%
Chemicals	31,066	—	—	—	—	—	—	31,066	0.9%
Commercial Services & Supplies	34,573	—	85,093	—	—	—	7,775	127,441	3.7%
Communications Equipment	9,503	—	48,220	—	—	—	—	57,723	1.7%
Consumer Finance	37,432	—	13,981	—	—	—	—	51,413	1.5%
Distributors	169,759	—	6,957	—	—	—	—	176,716	5.1%
Diversified Financial Services	30,165	—	—	—	—	—	—	30,165	0.9%
Diversified Telecommunication Services	16,185	—	39,701	—	—	—	—	55,886	1.6%
Entertainment	49,600	—	—	—	—	—	—	49,600	1.4%
Food Products	—	—	32,133	—	—	—	—	32,133	0.9%
Health Care Equipment & Supplies	—	—	6,029	—	—	—	—	6,029	0.2%
Health Care Providers & Services	125,753	—	121,869	—	—	—	—	247,622	7.2%
Hotels, Restaurants & Leisure	22,463	—	—	—	—	—	—	22,463	0.6%
Household Durables	—	—	8,416	3,970	—	—	6,954	19,340	0.6%
Household Products	24,313	—	—	—	—	—	—	24,313	0.7%
Insurance	—	—	21,641	—	—	—	—	21,641	0.6%
Interactive Media & Services	190,427	—	—	—	—	—	—	190,427	5.5%
Internet & Direct Marketing Retail	56,421	—	—	—	—	—	—	56,421	1.6%
IT Services	116,342	—	73,250	—	—	—	—	189,592	5.5%
Leisure Products	22,491	—	—	—	—	—	—	22,491	0.7%
Machinery	56,922	—	—	—	—	—	—	56,922	1.6%
Media	59,775	—	—	—	—	—	—	59,775	1.7%
Paper & Forest Products	4,428	—	11,412	—	—	—	—	15,840	0.5%
Professional Services	44,409	—	50,000	—	—	—	—	94,409	2.7%
Real Estate Management & Development	31,327	—	—	—	—	—	—	31,327	0.9%
Software	8,436	—	67,483	—	—	—	—	75,919	2.2%
Technology Hardware, Storage & Peripherals	—	—	12,500	—	—	—	—	12,500	0.4%
Textiles, Apparel & Luxury Goods	164,473	—	33,957	—	—	—	—	198,430	5.7%
Transportation Infrastructure	—	—	30,900	—	—	—	—	30,900	0.9%
Structured Finance (A)	—	—	—	—	745,390	—	—	745,390	21.6%
Total Non-Control/Non-Affiliate	$1,349,044	$—	$699,614	$3,970	$745,390	$—	$14,729	$2,812,747	81.4%
Fair Value % of Net Assets	39.0%	—%	20.2%	0.1%	21.6%	—%	0.4%	81.4%
Total Portfolio	$2,660,668	$16,909	$1,174,743	$3,970	$745,390	$—	$1,023,725	$5,625,405	162.7%
Fair Value % of Net Assets	77.0%	0.5%	33.9%	0.1%	21.6%	—%	29.6%	162.7%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2020 (Unaudited) and June 30, 2020 (Continued)
(A) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.
(B) Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.
(38)The following table shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of June 30, 2020:

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

Endnote Explanations as of December 31, 2020 (Unaudited) and June 30, 2020 (Continued)

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2020 (Unaudited) and June 30, 2020 (Continued)

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Structured Finance (A)	79,200	—	—	—	—	—	—	79,200	2.6%
Total Control Investments	$1,167,383	$—	$388,637	$—	$—	$—	$703,272	$2,259,292	73.9%
Fair Value % of Net Assets	38.2%	—%	12.7%	—%	—%	—%	23.0%	73.9%
Affiliate Investments
Distributors	$—	$—	$—	$—	$—	$—	$—	$—	—%
Diversified Consumer Services	$—	$1,981	$107,412	$—	$—	$51,079	$5,857	$166,329	5.4%
Textiles, Apparel & Luxury Goods	—	—	—	—	—	—	21,208	21,208	0.7%
Total Affiliate Investments	$—	$1,981	$107,412	$—	$—	$51,079	$27,065	$187,537	6.1%
Fair Value % of Net Assets	—%	0.1%	3.5%	—%	—%	1.7%	0.9%	6.1%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$—	$10,755	$—	$—	$—	$—	$10,755	0.4%
Auto Components	1,373	—	23,494	—	—	—	—	24,867	0.8%
Building Products	—	—	—	—	—	—	—	—	—%
Capital Markets	—	—	—	—	—	—	—	—	—%
Chemicals	31,891	—	—	—	—	—	—	31,891	1.0%
Commercial Services & Supplies	43,409	—	172,405	—	—	—	9,233	225,047	7.4%
Communications Equipment	8,671	—	42,166	—	—	—	—	50,837	1.7%
Consumer Finance	24,338	—	—	—	—	—	—	24,338	0.8%
Distributors	168,965	—	6,966	—	—	—	—	175,931	5.8%
Diversified Financial Services	30,165	—	—	—	—	—	—	30,165	1.0%
Diversified Telecommunication Services	17,403	—	37,908	—	—	—	—	55,311	1.8%
Electronic Equipment, Instruments & Components	—	—	—	—	—	—	—	—	—%
Entertainment	49,017	—	—	—	—	—	—	49,017	1.6%
Food Products	—	—	25,000	—	—	—	—	25,000	0.8%
Health Care Equipment & Supplies	—	—	5,606	—	—	—	—	5,606	0.2%
Health Care Providers & Services	151,824	—	112,821	—	—	—	—	264,645	8.7%
Hotels, Restaurants & Leisure	21,008	—	—	—	—	—	—	21,008	0.7%
Household Durables	—	—	8,223	3,990	—	—	3,853	16,066	0.5%
Household Products	24,362	—	—	—	—	—	—	24,362	0.8%
Insurance	—	—	12,744	—	—	—	—	12,744	0.4%
Interactive Media & Services	200,728	—	—	—	—	—	—	200,728	6.6%
Internet & Direct Marketing Retail	16,440	—	—	—	—	—	—	16,440	0.5%
IT Services	118,311	—	85,750	—	—	—	—	204,061	6.7%
Leisure Products	24,319	—	—	—	—	—	—	24,319	0.8%
Machinery	48,655	—	—	—	—	—	—	48,655	1.6%
Media	64,170	—	2,754	—	—	—	—	66,924	2.2%
Paper & Forest Products	4,393	—	11,395	—	—	—	—	15,788	0.5%
Professional Services	29,275	—	77,267	—	—	—	—	106,542	3.5%
Real Estate Management & Development	31,747	—	—	—	—	—	—	31,747	1.0%
Software	8,425	—	65,320	—	—	—	—	73,745	2.4%
Technology Hardware, Storage & Peripherals	—	—	12,318	—	—	—	—	12,318	0.4%
Textiles, Apparel & Luxury Goods	164,656	—	35,363	—	—	—	—	200,019	6.5%
Transportation Infrastructure	—	—	27,662	—	—	—	—	27,662	0.9%
Structured Finance (A)	—	—	—	—	708,961	—	—	708,961	23.2%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2020 (Unaudited) and June 30, 2020 (Continued)

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2020 (Unaudited) and June 30, 2020 (Continued)

(39)The interest rate on these investments, excluding those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended December 31, 2020:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Cinedigm DC Holdings, LLC - Senior Secured Term Loan	—%	2.50%	2.50%
CP Energy Services Inc. - Senior Secured Term Loan	12.00%	—%	12.00%	(A)
Credit Central Loan Company, LLC - Subordinated Term Loan	10.00%	—%	10.00%	(B)
Echelon Transportation, LLC - Senior Secured Term Loan	2.25%	—%	2.25%	(C)
Echelon Transportation, LLC - Senior Secured Term Loan	1.00%	—%	1.00%	(D)
First Tower Finance Company LLC - Subordinated Term Loan	—%	12.00%	12.00%
InterDent, Inc. - Senior Secured Term Loan B	12.00%	—%	12.00%
MITY, Inc. - Senior Secured Note B	10.00%	—%	10.00%
National Property REIT Corp. - Senior Secured Term Loan A-2	—%	3.53%	3.53%
National Property REIT Corp. - Senior Secured Term Loan B-2	—%	5.50%	5.50%
National Property REIT Corp. - Senior Secured Term Loan C	—%	2.25%	2.25%
National Property REIT Corp. - Senior Secured Term Loan D	—%	2.50%	2.50%
Nationwide Loan Company LLC - Senior Subordinated Term Loan	—%	10.00%	10.00%
Pacific World Corporation - Senior Secured Term Loan A	6.25%	—%	6.25%
PGX Holdings, Inc. - Second Lien Term Loan	15.75%	—%	15.75%
PGX Holdings, Inc. - 1.5 Lien	11.50%	—%	11.50%
PGX Holdings, Inc. - First Lien Term Loan	4.25%	—%	4.25%
Rosa Mexicano - Revolving Line of Credit	2.25%	—%	2.25%	(E)
Rosa Mexicano - Senior Secured Term Loan	2.25%	—%	2.25%	(E)
RGIS Services, LLC - Senior Secured Term Loan	6.50%	—%	6.50%	(F)
The Octave Music Group, Inc. (fka Touchtunes) - First Lien Term Loan	—%	0.75%	0.75%
TPS, LLC - First Lien Term Loan	1.50%	—%	1.50%
Valley Electric Co. of Mt. Vernon, Inc. - Senior Secured Note	—%	2.50%	2.50%
Valley Electric Company, Inc. - Senior Secured Note	—%	10.00%	10.00%
Venio LLC - First Lien Term Loan	10.00%	—%	10.00%
(A) On August 28, 2020, the CP Energy Sixth Amendment to Loan Agreement was amended to allow 100% of the December 31, 2020 interest accruing in cash to be payable in kind resulting in a current PIK rate capitalized of 12.00%.
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
(E) On April 29, 2020, the Rosa Mexicano Fifth Amendment and Waiver to Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 2.25%.
(F) On June 25, 2020, the RGIS Credit Agreement was executed to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 6.5%.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2020 (Unaudited) and June 30, 2020 (Continued)
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2020 (Unaudited) and June 30, 2020 (Continued)
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

(40)As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the six months ended December 31, 2020 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2020	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at December 31, 2020	Interest income	Dividend income	Other income	Net realized gains (losses)
CP Energy Services Inc.	$51,174	$2,288	$(1)	$(16,974)	$36,487	$2,289	$—	$—	$—
CP Energy - Spartan Energy Services, Inc.	18,711	26,193	(23,361)	(1,277)	20,266	605	—	13	2,832
Credit Central Loan Company, LLC	75,685	6,916	—	(4,053)	78,548	6,919	—	—	—
Echelon Transportation, LLC	85,627	4,850	—	(5,636)	84,841	4,742	—	—	—
First Tower Finance Company LLC	508,465	—	(4,899)	27,075	530,641	30,782	—	10,000	—
Freedom Marine Solutions, LLC	12,351	—	—	(39)	12,312	—	—	—	—
InterDent, Inc.	230,757	7,322	—	66,292	304,371	10,723	—	—	—
Kickapoo Ranch Pet Resort	3,286	—	—	(286)	3,000	—	—	—	—
MITY, Inc.	51,905	1,724	(292)	(5,946)	47,391	4,789	—	—	—
National Property REIT Corp.	878,733	121,770	(38,750)	70,520	1,032,273	27,843	—	19,270	—
Nationwide Loan Company LLC	37,238	173	—	(578)	36,833	2,068	—	—	—
NMMB, Inc.	33,668	—	(76)	3,940	37,532	269	—	—	—
Pacific World Corporation	59,907	1,265	—	8,457	69,629	2,157	—	—	—
R-V Industries, Inc.	38,565	—	—	8,303	46,868	1,431	—	—	—
Universal Turbine Parts, LLC	26,599	—	(340)	(748)	25,511	1,185	—	—	—
USES Corp.	17,325	2,000	—	14,565	33,890	1	—	—	—
Valley Electric Company, Inc.	129,296	—	1,061	17,973	148,330	3,557	2,261	—	—
Total	$2,259,292	$174,501	$(66,658)	$181,588	$2,548,723	$99,360	$2,261	$29,616	$2,832
(A) Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion and PIK interest, and any transfer of investments.
(B) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.

(41)As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the six months ended December 31, 2020 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2020	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at December 31, 2020	Interest income	Dividend income	Other income	Net realized gains (losses)
Edmentum Ultimate Holdings, LLC	$59,618	$4,502	$(58,649)	$(5,471)	$—	$8,955	$—	$33	$3,724
Nixon, Inc.	—	—	—	—	—	—	—	—	—
PGX Holdings, Inc.	106,711	44,921	(81)	88,370	239,921	9,233	—	31	—
Targus Cayman HoldCo Limited	21,208	—	—	2,806	24,014	—	—	—	—
Total	$187,537	$49,423	$(58,730)	$85,705	$263,935	$18,188	$—	$64	$3,724
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2020 (Unaudited) and June 30, 2020 (Continued)
(42)As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2020 with these controlled investments were as follows:

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
(43)As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the year ended June 30, 2020 with these affiliated investments were as follows:

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2020 (Unaudited) and June 30, 2020 (Continued)

(44)Acquisition date represents the date of PSEC's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at PSEC's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments) (See endnote 45 for NPRC equity follow-on acquisitions):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
8th Avenue Food & Provisions, Inc.	Second Lien Term Loan	11/17/2020	$2,101
ACE Cash Express, Inc.	Senior Secured Note	5/24/2019, 7/16/2019, 12/20/2019, 8/27/2020, 9/30/2020, 11/5/2020, 11/13/2020, 11/18/2020	18,105
Amerilife Group, LLC	Second Lien Term Loan	9/3/2020, 12/2/2020	11,534
Apidos CLO XI	Subordinated Structured Note	11/2/2016	2,160
Apidos CLO XII	Subordinated Structured Note	1/26/2018	4,070
Apidos CLO XV	Subordinated Structured Note	3/29/2018	6,480
Apidos CLO XXII	Subordinated Structured Note	2/24/2020	1,912
Atlantis Health Care Group (Puerto Rico), Inc.	Revolving Line of Credit	4/15/2013, 5/21/2013, 3/11/2014, 6/26/2017, 9/29/2017, 10/12/2017, 10/31/2017	7,500
Atlantis Health Care Group (Puerto Rico), Inc.	Senior Secured Term Loan	12/9/2016	42,000
Barings CLO 2018-III	Subordinated Structured Note	5/18/2018	9,255
Broder Bros., Co.	Senior Secured Note	1/29/2019, 2/28/2019	450
Brookside Mill CLO Ltd.	Subordinated Structured Note	1/29/2018	3,605
California Street CLO IX Ltd.	Subordinated Structured Note	9/6/2016, 10/17/2016	6,842
Capstone Logistics Acquisition, Inc.	Second Lien Term Loan	6/12/2015	37,500
CCS-CMGC Holdings, Inc.	First Lien Term Loan	10/8/2019	4,692
CCS-CMGC Holdings, Inc.	Second Lien Term Loan	8/20/2019	1,993
Cent CLO 21 Limited	Subordinated Structured Note	7/12/2018	1,024
CIFC Funding 2014-IV-R, Ltd.	Subordinated Structured Note	10/12/2018	1,158
Coverall North America, Inc.	Senior Secured Term Loan A	7/2/2018	13
Coverall North America, Inc.	Senior Secured Term Loan B	7/2/2018	2
CP Energy Services Inc.	Common Stock	10/11/2013, 12/26/2013, 4/6/2018, 12/31/2019	69,586
CP VI Bella Midco	Second Lien Term Loan	8/10/2018, 10/15/2018, 5/23/2019, 6/4/2019	13,711
Credit Central Loan Company, LLC	Class A Units	12/28/2012, 3/28/2014, 6/26/2014, 9/28/2016, 8/21/2019	11,975
Credit Central Loan Company, LLC	Subordinated Term Loan	6/26/2014, 9/28/2016	41,335
Curo Group Holdings Corp.	Second Lien Term Loan	7/31/2020, 10/6/2020, 10/8/2020, 10/19/2020, 11/12/2020, 11/18/2020, 11/20/2020	10,252
Echelon Transportation, LLC	Membership Interest	3/31/2014, 9/30/2014, 12/9/2016	22,488
Echelon Transportation, LLC	Senior Secured Term Loan	11/14/2018, 7/9/2019, 5/5/2020, 10/9/2020	5,125
Edmentum Ultimate Holdings, LLC	Second Lien Revolving Credit Facility to Edmentum, Inc.	2/19/2016, 3/17/2016, 4/20/2016, 5/19/2016, 6/22/2016, 1/31/2017, 2/14/2017, 3/1/2017, 3/14/2017, 3/28/2017, 4/11/2017, 4/25/2017, 5/10/2017, 10/30/2017, 11/8/2017, 11/21/2017, 12/20/2017, 1/3/2018, 1/17/2018, 1/30/2018, 12/12/2018, 12/21/2018, 1/15/2019, 2/1/2019, 2/26/2019, 2/28/2019, 3/18/2019, 4/9/2019,11/22/2019,12/17/2019, 1/21/2020	33,080
First Brands Group	First Lien Term Loan	8/19/2020, 10/19/2020, 12/2/2020, 12/3/2020, 12/4/2020	19,525
First Tower Finance Company LLC	Class A Units	12/30/2013, 6/24/2014, 12/15/2015, 11/21/2016, 3/9/2018	39,885
First Tower Finance Company LLC	Subordinated Term Loan to First Tower, LLC	12/15/2015, 3/9/2018	20,924
Freedom Marine Solutions, LLC	Membership Interest	10/1/2009, 12/22/2009, 1/13/2010, 3/30/2010, 5/13/2010, 2/14/2011, 4/28/2011, 7/7/2011, 10/20/2011, 10/30/2015, 1/7/2016, 4/11/2016, 8/11/2016, 1/30/2017, 4/20/2017, 6/13/2017, 8/30/2017, 1/17/2018, 2/15/2018, 5/8/2018, 10/31/2018	39,868
Galaxy XV CLO, Ltd.	Subordinated Structured Note	8/21/2015, 3/10/2017	9,161
Galaxy XXVII CLO, Ltd.	Subordinated Structured Note	6/11/2015	1,460
GEON Performance Solutions, LLC	Revolving Line of Credit	12/12/2019, 1/10/2020, 2/3/2020, 2/6/2020, 3/2/2020, 3/6/2020, 4/9/2020, 5/7/2020, 6/3/2020	3,796
Global Tel*Link Corporation	Second Lien Term Loan	4/10/2019, 8/22/2019, 9/20/2019	14,686
HELP/SYSTEMS HOLDINGS, INC.	First Lien Term Loan	11/29/2019	8,415
Help/Systems Holdings, Inc.	Second Lien Term Loan	5/10/2018, 3/11/2019, 11/22/2019	19,649
Inpatient Care Management Company, LLC	Senior Secured Term Loan	12/22/2016, 6/29/2018	10,003
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2020 (Unaudited) and June 30, 2020 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Interdent, Inc.	Senior Secured Term Loan A	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
Interdent, Inc.	Senior Secured Term Loan B	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
Interdent, Inc.	Senior Secured Term Loan C	8/1/2018	31,558
Interdent, Inc.	Senior Secured Term Loan D	2/3/2020, 4/6/2020	4,350
Jefferson Mill CLO Ltd.	Subordinated Structured Note	9/21/2018	2,047
K&N Parent, Inc.	Second Lien Term Loan	8/14/2018, 9/5/2018, 9/7/2018, 9/10/2018, 9/24/2018, 11/12/2020	13,111
Kickapoo Ranch Pet Resort	Membership Interest	10/21/2019, 12/4/2019	28
LCM XIV Ltd.	Subordinated Structured Note	9/25/2015, 5/18/2018	9,422
MITY, Inc.	Common Stock	6/23/2014	7,200
MITY, Inc.	Senior Secured Note A	1/17/2017	8,000
MITY, Inc.	Senior Secured Note B	1/17/2017, 6/3/2019	11,000
Nationwide Loan Company LLC	Class A Units	3/28/2014, 6/18/2014, 9/30/2014, 6/29/2015, 3/31/2016, 8/31/2016, 5/31/2017, 10/31/2017	20,469
Nationwide Loan Company LLC	Senior Subordinated Term Loan to Nationwide Acceptance LLC	12/28/2015, 8/31/2016	1,999
National Property REIT Corp.	Senior Secured Term Loan A	4/3/2020, 5/15/2020, 6/10/2020, 7/29/2020, 8/14/2020, 9/15/2020,10/15/2020, 10/30/2020, 11/10/2020, 11/13/2020, 11/19/2020, 12/11/2020	119,079
National Property REIT Corp.	Senior Secured Term Loan C	10/23/2019, 1/23/2020, 3/31/2020, 4/8/2020, 8/4/2020	101,200
NMMB, Inc.	Senior Secured Term Loan	12/30/2019	15,100
Octagon Investment Partners XV, Ltd.	Subordinated Structured Note	4/27/2015, 8/3/2015, 6/27/2017	10,516
Octagon Investment Partners 18-R Ltd.	Subordinated Structured Note	3/23/2018	8,908
Pacific World Corporation	Revolving Line of Credit	10/21/2014, 12/19/2014, 4/7/2015, 4/22/2015, 8/12/2016, 10/18/2016, 2/7/2017, 2/21/2017, 4/26/2017, 10/11/2017, 10/17/2017, 1/16/2018, 12/27/2018, 3/15/2019, 7/2/2019, 8/15/2019	36,825
Pacific World Corporation	Convertible Preferred Equity	4/3/2019, 4/29/2019, 6/3/2019, 10/4/2019, 11/12/2019, 12/20/2019, 1/7/2020, 3/5/2020	20,100
PeopleConnect Holdings, LLC	Revolving Line of Credit	1/31/2020	1,115
PG Dental Holdings New Jersey, LLC	Delayed Draw Term Loan	8/26/2019, 4/3/2020	2,500
PG Dental Holdings New Jersey, LLC	Senior Secured Term Loan	5/31/2019	20
PGX Holdings, Inc.	First Lien Term Loan	12/1/2020,12/14/2020,12/23/2020	10,058
PGX Holdings, Inc.	1.5 Lien Loan	9/18/2020, 12/31/2020	14,362
PGX Holdings, Inc.	Second Lien Term Loan	12/23/2016, 12/28/2016	15,034
Romark WM-R Ltd.	Subordinated Structured Note	3/29/2018	5,125
Rosa Mexicano	Revolving Line of Credit	3/27/2020	500
R-V Industries, Inc.	Common Stock	12/27/2016	1,854
Securus Technologies Holdings, Inc.	Second Lien Term Loan	11/13/2017, 11/24/2017, 8/6/2018, 8/24/2018, 3/18/2019	22,750
SEOTownCenter, Inc.	Senior Secured Term Loan A	11/2/2018	3,000
SEOTownCenter, Inc.	Senior Secured Term Loan B	11/2/2018	2,000
Sorenson Communications, LLC	First Lien Term Loan	5/14/2019	8,000
Symphony CLO XV, Ltd.	Subordinated Structured Note	12/7/2018	2,655
Town & Country Holdings, Inc.	First Lien Term Loan	7/13/2018, 7/16/2018	105,000
Transplace Holdings, Inc.	Second Lien Term Loan	1/4/2018, 11/3/2020	6,131
United Sporting Companies, Inc.	Second Lien Term Loan	3/7/2013	58,650
Universal Turbine Parts, LLC	Delayed Draw Term Loan	10/24/2019, 2/7/2020, 2/26/2020	2,900
USES Corp.	Senior Secured Term Loan A	6/15/2016, 6/29/2016, 2/22/2017, 4/27/2017, 5/4/2017, 8/30/2017, 10/11/2017, 12/11/2018, 8/30/2019	14,100
USG Intermediate, LLC	Revolving Line of Credit	7/2/2015, 9/23/2015, 9/14/2017, 8/21/2019, 9/17/2020	7,200
USG Intermediate, LLC	Senior Secured Term Loan B	8/24/2017	2,975
Valley Electric Company, Inc.	Common Stock	12/31/2012, 6/24/2014	18,502
Valley Electric Company, Inc.	Senior Secured Note	6/30/2014, 8/31/2018	5,129
Voya CLO 2014-1, Ltd.	Subordinated Structured Note	3/29/2018	3,943
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of December 31, 2020 (Unaudited) and June 30, 2020 (Continued)
(45)Since Prospect's initial common equity investment in NPRC on December 31, 2013, we have made numerous additional follow-on investments that have been used to invest in new and existing properties as well as online consumer loans and rated secured structured notes. These follow-on acquisitions are summarized by fiscal year below (excluding effects of return of capital distributions). Details of specific transactions are included in the respective fiscal year Form 10-K filing (refer to endnote 44 for NPRC term loan follow-on investments):

Fiscal Year	Follow-On Investments (NPRC Common Stock, excluding cost of initial investment)
2014	$4,555
2015	68,693
2016	93,857
2017	116,830
2018	137,024
2019	11,582
2020	19,800
(46)Investment changed from non-qualifying to qualifying as of December 31, 2020.
(47)This investment represents a Level 2 security in the ASC 820 table as of December 31, 2020. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.
(48)During the six months ended December 31, 2020, Venio, LLC repaid in full third-party first lien senior secured debt and, as a result of such repayment, our second lien secured term loan that was previously contractually subordinated to such third-party first lien senior secured debt was re-characterized to a first lien senior secured term loan. In December 2020, Venio, LLC completed the sale of a majority of its assets and we received $3,693 in proceeds, which was applied to the outstanding principal balance of our first lien term loan. As of December 31, 2020, $14,959 in aggregate principal remained outstanding. We expect to receive additional distributions from remaining assets and legal claims against a third party.
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
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the six months ended December 31, 2020.

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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of December 31, 2020 and June 30, 2020, our qualifying assets as a percentage of total assets, stood at 75.35% and 74.44%, respectively.
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
Foreign Currency
Foreign currency amounts are translated into US Dollars (USD) on the following basis:
i.fair value of investment securities, other assets and liabilities—at the spot exchange rate on the last business day of the period; and
ii.purchases and sales of investment securities, income and expenses—at the rates of exchange prevailing on the respective dates of such investment transactions, income or expenses.
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
1.Each portfolio company or investment is reviewed by our investment professionals with independent valuation firms engaged by our Board of Directors.
2.The independent valuation firms prepare independent valuations for each investment based on their own independent assessments and issue their report.
3.The Audit Committee of our Board of Directors reviews and discusses with the independent valuation firms the valuation reports, and then makes a recommendation to the Board of Directors of the value for each investment.
4.The Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firm and the Audit Committee.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of December 31, 2020, approximately 0.7% of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of December 31, 2020, we do not expect to have any excise tax due for the 2020 calendar year. Thus, we have not accrued any excise tax for this period.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 31, 2020, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2017 and thereafter remain subject to examination by the Internal Revenue Service.
Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our future taxable earnings. Net realized capital gains, if any, are distributed at least annually.
Our distributions may exceed our earnings, and therefore, portions of the distributions that we make may be a return of the money originally invested and represent a return of capital distribution to shareholders for tax purposes.
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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of December 31, 2020 and June 30, 2020, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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
Per Share Information
In accordance with ASC 946, senior equity securities, such as preferred stock, are not considered in the calculation of net asset value per share. Net asset value per share also excludes the effects of assumed conversion of outstanding convertible securities, regardless of whether their conversion would have a diluting effect. Therefore, our net asset value is presented on the basis of per common share outstanding as of the applicable period end.
We compute earnings per common share in accordance with ASC 260, Earnings Per Share ("ASC 260"). Basic earnings per common share is calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per common share reflects the assumed conversion of dilutive securities.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended December 31, 2020.
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
Note 3. Portfolio Investments
At December 31, 2020, we had investments in 122 long-term portfolio investments and CLOs, which had an amortized cost of $5,842,178 and a fair value of $5,625,405. At June 30, 2020, we had investments in 121 long-term portfolio investments and CLOs, which had an amortized cost of $5,782,718 and a fair value of $5,232,328.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $522,719 and $421,176 during the six months ended December 31, 2020 and December 31, 2019, respectively. Debt repayments and considerations from sales of equity securities of approximately $483,420 and $676,687 were received during the six months ended December 31, 2020 and December 31, 2019, respectively.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following table shows the composition of our investment portfolio as of December 31, 2020 and June 30, 2020:

	December 31, 2020		June 30, 2020
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$25,211	$25,178	$38,469	$36,944
Senior Secured Debt	2,723,160	2,635,490	2,586,769	2,422,523
Subordinated Secured Debt	1,294,888	1,195,622	1,424,633	1,269,398
Subordinated Unsecured Debt	6,058	—	43,935	51,079
Subordinated Structured Notes	1,100,244	745,390	1,089,079	708,961
Equity	692,617	1,023,725	599,833	743,423
Total Investments	$5,842,178	$5,625,405	$5,782,718	$5,232,328
In the previous table and throughout the remainder of this footnote, we aggregate our portfolio investments by type of investment, which may differ slightly from the nomenclature used by the constituent instruments defining the rights of holders of the investment, as disclosed on our Consolidated Schedules of Investments (“SOI”). The following investments are included in each category:
•Revolving Line of Credit includes our investments in delayed draw term loans.
•Senior Secured Debt includes investments listed on the SOI such as senior secured term loans, senior term loans, secured promissory notes, senior demand notes, and first lien term loans.
•Subordinated Secured Debt includes investments listed on the SOI such as subordinated secured term loans, subordinated term loans, senior subordinated notes, 1.5 lien term loans, second lien term loans, and third lien term loans.
•Subordinated Unsecured Debt includes investments listed on the SOI such as subordinated unsecured notes and senior unsecured notes.
•Small Business Loans includes our investments in SME whole loans purchased from OnDeck.
•Rated Secured Structured Notes includes our investments in the “debt” class of security of CLO funds.
•Subordinated Structured Notes includes our investments in the “equity” security class of CLO funds such as income notes, preference shares, and subordinated notes.
•Equity, unless specifically stated otherwise, includes our investments in preferred stock, common stock, membership interests, net profits interests, net operating income interests, net revenue interests, overriding royalty interests, escrows receivable, and warrants.
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$25,178	$25,178
Senior Secured Debt	—	8,696	2,626,794	2,635,490
Subordinated Secured Debt	—	13,981	1,181,641	1,195,622
Subordinated Unsecured Debt	—	—	—	—
Subordinated Structured Notes	—	—	745,390	745,390
Equity	—	—	1,023,725	1,023,725
Total Investments	$—	$22,677	$5,602,728	$5,625,405

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2020:

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$36,944	$36,944
Senior Secured Debt	—	—	2,422,523	2,422,523
Subordinated Secured Debt	—	—	1,269,398	1,269,398
Subordinated Unsecured Debt	—	—	51,079	51,079
Subordinated Structured Notes	—	—	708,961	708,961
Equity	—	—	743,423	743,423
Total Investments	$—	$—	$5,232,328	$5,232,328
The following tables show the aggregate changes in the fair value of our Level 3 investments during the six months ended December 31, 2020:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2020	$2,259,292	$187,537	$2,785,499	$5,232,328
Net realized gains on investments	$2,832	$3,724	$—	$6,556
Net change in unrealized gains(1)	181,588	85,706	64,451	331,745
Net realized and unrealized gains	184,420	89,430	64,451	338,301
Purchases of portfolio investments	150,489	35,423	289,573	475,485
Payment-in-kind interest	23,803	12,254	1,767	37,824
Accretion of discounts and premiums, net	209	6,522	13,320	20,051
Repayments and sales of portfolio investments	(69,490)	(67,231)	(353,232)	(489,953)
Transfers out of Level 3(2)	—	—	(11,308)	(11,308)
Fair value as of December 31, 2020	$2,548,723	$263,935	$2,790,070	$5,602,728

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2020	$36,944	$2,422,523	$1,269,398	$51,079	$708,961	$743,423	$5,232,328
Net realized gains on investments	—	2,830	—	—	—	3,726	6,556
Net change in unrealized gains (losses)(1)	47	76,299	54,376	(11,755)	25,262	187,516	331,745
Net realized and unrealized gains (losses)	47	79,129	54,376	(11,755)	25,262	191,242	338,301
Purchases of portfolio investments	2,000	310,365	84,232	—	—	78,888	475,485
Payment-in-kind interest	228	18,436	16,540	2,620	—	—	37,824
Accretion (amortization) of discounts and premiums, net	—	1,378	1,067	6,439	11,167	—	20,051
Repayments and sales of portfolio investments	(14,041)	(231,390)	(186,898)	(48,383)	—	(9,241)	(489,953)
Transfers within Level 3(1)	—	34,791	(54,204)	—	—	19,413	—
Transfers out of Level 3(2)	—	(8,438)	(2,870)	—	—	—	(11,308)
Fair value as of December 31, 2020	$25,178	$2,626,794	$1,181,641	$—	$745,390	$1,023,725	$5,602,728
(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred.
(2)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended December 31, 2020 one of our senior secured notes and one of our subordinated secured notes transferred out of Level 3 to Level 2 because the inputs to the valuation became observable.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following tables show the aggregate changes in the fair value of our Level 3 investments during the six months ended December 31, 2019:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2019	$2,475,924	$76,682	$3,100,947	$5,653,553
Net realized losses on investments	—	—	(616)	(616)
Net change in unrealized (losses) gains(1)	(74,884)	30,262	(80,422)	(125,044)
Net realized and unrealized (losses) gains	(74,884)	30,262	(81,038)	(125,660)
Purchases of portfolio investments	100,586	2,820	281,590	384,996
Payment-in-kind interest	18,387	879	1,909	21,175
Accretion (amortization) of discounts and premiums, net	155	1,141	(4,289)	(2,993)
Repayments and sales of portfolio investments	(107,908)	(24,161)	(544,290)	(676,359)
Transfers in (out) of Level 3(1)	—	—	(20,555)	(20,555)
Fair value as of December 31, 2019	$2,412,260	$87,623	$2,734,274	$5,234,157

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Rated Secured Structured Notes	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2019	$34,239	$2,449,357	$1,329,799	$33,058	$46,851	$850,694	$909,555	$5,653,553
Net realized (losses) gains on investments	—	(120)	15	—	1,885	(2,396)	—	(616)
Net change in unrealized (losses) gains(1)	(311)	(79,506)	(16,545)	14,284	(2,078)	(49,153)	8,265	(125,044)
Net realized and unrealized (losses) gains	(311)	(79,626)	(16,530)	14,284	(193)	(51,549)	8,265	(125,660)
Purchases of portfolio investments	7,044	217,452	123,908	—	5,534	—	31,058	384,996
Payment-in-kind interest	187	13,770	6,526	692	—	—	—	21,175
Accretion (amortization) of discounts and premiums, net	—	295	3,304	1,141	(70)	(7,663)	—	(2,993)
Repayments and sales of portfolio investments	(6,003)	(467,679)	(145,964)	(289)	(52,122)	(25)	(4,277)	(676,359)
Transfers in (out) of Level 3	—	(20,555)	—	—	—	—	—	(20,555)
Fair value as of December 31, 2019	$35,156	$2,113,014	$1,301,043	$48,886	$—	$791,457	$944,601	$5,234,157
(1)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended September 30, 2019 one of our senior secured notes transferred from Level 3 to Level 2 because the inputs to the valuation became observable.
For the six months ended December 31, 2020 and December 31, 2019, the net change in unrealized gains (losses) on the investments that use Level 3 inputs was $250,623 and ($114,964) for investments still held as of December 31, 2020 and December 31, 2019, respectively.

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
The Wuhan Virus pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies and SSN investments. The Wuhan Virus pandemic is having a particularly adverse impact on industries in which certain of our portfolio companies operate, including energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The Wuhan Virus pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies and SSN investments after December 31, 2020, including for the reasons described herein. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the Wuhan Virus pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.
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
The Wuhan Virus pandemic has adversely impacted the fair value of our investments as of December 31, 2020, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the Wuhan Virus pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the Wuhan Virus pandemic. As a result, our valuations at December 31, 2020 may not show the complete or continuing impact of the Wuhan Virus pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after December 31, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of December 31, 2020 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
Senior Secured Debt	$1,348,298	Discounted cash flow (Yield analysis)	Market yield	4.0% to 20.4%	9.8%
Senior Secured Debt	390,436	Enterprise value waterfall (Market approach)	EBITDA multiple	5.5x to 9.8x	8.2x
Senior Secured Debt	133,729	Enterprise value waterfall (Market approach)	Revenue multiple	0.6x to 1.5x	1.0x
Senior Secured Debt	70,322	Enterprise value waterfall (Discounted cash flow)	Discount rate	9.8% to 12.7%	11.1%
Senior Secured Debt	14,959	Asset recovery analysis	n/a	n/a	n/a
Senior Secured Debt (1)	19,200	Enterprise value waterfall	Loss-adjusted discount rate	5.0% to 18.6%	11.3%
Senior Secured Debt (2)	101,200	Enterprise value waterfall	Discount rate (3)	6.8% to 13.2%	9.4%
Senior Secured Debt	573,828	Enterprise value waterfall (NAV analysis)	Capitalization Rate	4.2% to 8.1%	6.2%
Subordinated Secured Debt	808,720	Discounted cash flow (Yield analysis)	Market yield	5.3% to 22.5%	10.7%
Subordinated Secured Debt	3,970	Enterprise value waterfall (Market approach)	Revenue multiple	0.4x to 0.5x	0.5x
Subordinated Secured Debt (4)	361,994	Enterprise value waterfall (Market approach)	Tangible book value multiple	0.9x to 2.7x	2.5x
Subordinated Secured Debt	6,957	Asset recovery analysis	n/a	n/a	n/a
Subordinated Structured Notes	745,390	Discounted cash flow	Discount rate (3)	0.1% to 34.4%	23.9%
Preferred Equity	15,567	Enterprise value waterfall (Market approach)	Revenue multiple	0.6x to 1.2x	1.0x
Common Equity/Interests/Warrants	347,127	Enterprise value waterfall (Market approach)	EBITDA multiple	4.3x to 9.8x	7.8x
Common Equity/Interests/Warrants	6,954	Enterprise value waterfall (Market approach)	Revenue multiple	0.4x to 0.5x	0.5x
Common Equity/Interests/Warrants (1)	2,965	Enterprise value waterfall	Discount rate (3)	6.8% to 13.2%	9.4%
Common Equity/Interests/Warrants (2)	14,103	Enterprise value waterfall	Discount rate (3)	6.8% to 13.2%	9.4%
Common Equity/Interests/Warrants	294,229	Enterprise value waterfall (NAV analysis)	Capitalization Rate	4.2% to 8.1%	6.2%
Common Equity/Interests/Warrants (5)	284,028	Enterprise value waterfall (Market approach)	Tangible book value multiple	0.9x to 2.7x	2.5x
Common Equity/Interests/Warrants (6)	26,748	Enterprise value waterfall (NAV analysis)	Capitalization Rate	4.2% to 8.1%	6.2%
Common Equity/Interests/Warrants	19,692	Enterprise value waterfall (Discounted cash flow)	Discount rate	10.0% to 30.0%	13.5%
Common Equity/Interests/Warrants	12,312	Asset recovery analysis	n/a	n/a	n/a
Total Level 3 Investments	$5,602,728

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

(1)Represents an investment in a Real Estate Investment Trust subsidiary. The Enterprise Value analysis includes the fair value of our investments in such indirect subsidiary’s consumer loans purchased from online consumer lending platforms, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above. In addition, the valuation also used projected loss rates as an unobservable input ranging from 0.0%-3.9%, with a weighted average of 0.1%.
(2)Represents an investment in a Real Estate Investment Trust subsidiary. The Enterprise Value analysis includes the fair value of our investments in such indirect subsidiary’s rated secured structured notes, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above.
(3)Represents the implied discount rate based on our internally generated single-cash flow model that is derived from the fair value estimated by the corresponding multi-path cash flow model utilized by the independent valuation firm.
(4)Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes book value multiples as noted above. In addition, the valuation of certain consumer finance companies utilizes the enterprise value waterfall technique whereby the significant unobservable input is the earnings multiple and the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies the earnings multiple ranges from 7.0x to 8.3x with a weighted average of 7.6x and the discount rate ranges from 11.9% to 12.9% with a weighted average of 12.4%.
(5)Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes book value multiples as noted above. In addition, the valuation of certain consumer finance companies utilizes the enterprise value waterfall technique whereby the significant unobservable input is the earnings multiple and the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies the earnings multiple ranges from 7.0x to 8.3x with a weighted average of 7.5x and the discount rate ranges from 11.9% to 12.9% with a weighted average of 12.4%.
(6)Represents Residual Profit Interests in Real Estate Investments.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

(1)Represents an investment in a Real Estate Investment Trust subsidiary. The Enterprise Value analysis includes the fair value of our investments in such indirect subsidiary’s consumer loans purchased from online consumer lending platforms, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above. In addition, the valuation also used projected loss rates as an unobservable input ranging from 0.0%-4.8%, with a weighted average of 0.3%.
(2)Represents an investment in a Real Estate Investment Trust subsidiary. The Enterprise Value analysis includes the fair value of our investments in such indirect subsidiary’s rated secured structured notes, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above.
(3)Represents the implied discount rate based on our internally generated single-cash flow model that is derived from the fair value estimated by the corresponding multi-path cash flow model utilized by the independent valuation firm.
(4)Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes book value multiples as noted above. In addition, the valuation of certain consumer finance companies utilizes the enterprise value waterfall technique whereby the significant unobservable input is the earnings multiple and the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies the earnings multiple ranges from 7.3x to 8.4x with a weighted average of 7.9x and the discount rate ranges from 13.1% to 14.1% with a weighted average of 13.6%.
(5)Represents Residual Profit Interests in Real Estate Investments.
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
During the six months ended December 31, 2020, the valuation methodology for ACE Cash Express, Inc. (“ACE Cash”) changed to incorporate the price observed in a completed tender offer for the Senior Secured Notes. As a result of the price observed in the completed tender offer and a decline in market yields, the fair value of our investment in ACE Cash increased to

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

$37,432 as of December 31, 2020, a premium of $890 from its amortized cost, compared to the $4,468 unrealized depreciation recorded at June 30, 2020.

During the six months ended December 31, 2020, the valuation methodology for Staples North American Delivery ("Staples") changed to remove the yield method. As a result of an increase in the quoted price of the First Lien Term Loan – 7 Year, the fair value of our investment in Staples increased to $8,696 as of December 31, 2020, a discount of $139 from its amortized cost, compared to the $738 unrealized depreciation recorded at June 30, 2020.

During the six months ended December 31, 2019, we recorded a realized loss of $2,420 related to four of our Subordinated Structured Notes. During the six months ended December 31, 2020, we did not record any such loss.
During the six months ended December 31, 2020, we received partial repayments of $38,750 of our loans previously outstanding with NPRC, and provided $121,770 of debt financing to NPRC for the acquisition of real estate properties, to fund capital expenditures for existing real estate properties, to provide working capital, and to fund purchases of rated secured structured notes.

The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of December 31, 2020, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 4,990 individual loans and residual interest in four securitizations, and had an aggregate fair value of $20,209. The average outstanding individual loan balance is approximately $3 and the loans mature on dates ranging from January 1, 2021 to April 19, 2025 with a weighted-average outstanding term of 18 months as of December 31, 2020. Fixed interest rates range from 6.0% to 36.0% with a weighted-average current interest rate of 21.5%. As of December 31, 2020, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $19,200.
As of December 31, 2020, based on outstanding principal balance, 15.7% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 36.0% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 48.3% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$2,223	$2,138	6.0% - 24.1%	12.5%
Prime	5,101	4,846	6.0% - 32.0%	18.1%
Near Prime	6,840	6,666	6.0% - 36.0%	26.9%
*Weighted by outstanding principal balance of the online consumer loans.

The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of December 31, 2020, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 34 investments with a fair value of $193,165 and face value of $208,342. The average outstanding note is approximately $6,128 with an expected maturity date ranging from April 2026 to April 2029 and weighted-average expected maturity of 7 years as of December 31, 2020. Coupons range from three-month Libor (“3ML”) plus 5.45% to 9.45% with a weighted-average coupon of 3ML + 7.16%. As of December 31, 2020, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $101,200.
As of December 31, 2020, based on outstanding notional balance, 25% of the portfolio was invested in Single - B rated tranches and 75% of the portfolio in BB rated tranches.
As of December 31, 2020, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $694,438 and a fair value of $1,032,273, including our investment in online consumer lending and rated secured structured notes as discussed above. The fair value of $894,806 related to NPRC’s real estate portfolio was comprised of forty-four multi-families properties, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of December 31, 2020.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	13,494
3	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,019
4	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,412
5	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	23,929
6	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,002
7	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	13,652
8	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	9,886
9	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	12,952
10	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
11	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
12	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	84,766
13	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	15,465
14	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,631
15	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	29,823
16	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	16,969
17	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	17,204
18	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	24,617
19	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	19,136
20	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,673
21	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,038
22	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	43,064
23	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
24	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
25	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
26	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
27	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	51,136
28	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
29	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	14,679
30	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
31	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
32	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
33	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
34	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	54,794
35	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	19,025
36	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
37	Laurel Pointe Holdings, LLC	Forest Park, GA	5/9/2018	33,005	26,400
38	Bradford Ridge Holdings, LLC	Forest Park, GA	5/9/2018	12,500	10,000
39	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
40	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	39,525
41	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	19,335
42	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
43	Ashwood Ridge Holdings LLC	Jonesboro, GA	9/21/2018	9,600	7,300
44	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
45	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
46	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
47	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
48	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	30,127
49	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	14,662
50	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
51	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	27,590
52	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
53	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
54	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	39,105
55	NPRC Grayson LLC	Grayson, GA	12/14/2020	47,860	35,895
				$2,093,909	$1,763,176
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
On December 11, 2020, we sold our 11.51% Class A voting interest in Edmentum Holdings. We recorded a realized gain of $3,724 as a result of this transaction.
As of December 31, 2020, $3,241,927 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR floors ranging from 0.0% - 3.0%. As of December 31, 2020, $614,363 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 8.25% - 22.0%. As of June 30, 2020, $3,148,081 of our loans to portfolio companies, at fair value, bore interest at floating rates and have LIBOR floors ranging from 0.0% to 3.0%. As of June 30, 2020, $631,863 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 1.0% to 20.5%.
As of December 31, 2020 and June 30, 2020, the cost basis of our loans on non-accrual status amounted to $204,150 and $311,895, respectively, with fair value of $38,847 and $45,183, respectively. The fair values of these investments represent approximately 0.7% and 0.9% of our total assets at fair value as of December 31, 2020 and June 30, 2020, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 4.00%. As of December 31, 2020 and June 30, 2020, we had $35,999 and $41,487, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of December 31, 2020 and June 30, 2020.
We have guaranteed $2,935 in standby letters of credit issued through a financial intermediary and $3,383 of equipment lease obligations on behalf of InterDent, Inc. (“InterDent”) as of December 31, 2020. Under these arrangements, we would be required to make payments to the financial intermediary or equipment lease provider, respectively, if InterDent was to default on their related payment obligations. As of December 31, 2020, we have not recorded a liability on the statement of assets and liabilities for these guarantees as the likelihood of default on the standby letters of credit or equipment lease is deemed to be remote.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

During six months ended December 31, 2020, NPRC was deemed to be a significant subsidiary. The following table shows summarized income statement information for NPRC for the periods included in this quarterly report:

	Three Months Ended December 31,		Six Months Ended December 31,
Summary Statement of Operations	2020	2019	2020	2019
Total revenue	$76,550	$72,994	$147,024	$289,595
Operating expenses	36,389	35,603	70,943	79,301
Operating income	40,161	37,391	76,081	210,294
Interest expense	(43,313)	(45,030)	(84,901)	(105,329)
Depreciation and amortization	(26,961)	(25,203)	(43,317)	(49,046)
Fair value adjustment	4,702	(2,088)	5,208	(4,957)
Net income (loss)	$(25,411)	$(34,930)	$(46,929)	$50,962

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

On September 9, 2019, we amended the 2018 Facility and closed an expanded revolving credit facility (the “2019 Facility” and collectively with the 2014 Facility and the 2018 Facility, the “Revolving Credit Facility”). The lenders had extended commitments of $1,077,500 as of December 31, 2020. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The Revolving Credit Facility Facility matures on September 9, 2024. It includes a revolving period that extends through September 9, 2023, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due, if required by the lenders.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. The Revolving Credit Facility also requires the maintenance of a minimum liquidity requirement. As of December 31, 2020, we were in compliance with the applicable covenants.
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
For the six months ended December 31, 2020 and December 31, 2019, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Average stated interest rate	2.35%	4.03%	2.36%	4.19%
Average outstanding balance	$379,027	$135,359	$378,070	$111,565
As of December 31, 2020 and June 30, 2020, we had $441,440 and $545,496, respectively, available to us for borrowing under the Revolving Credit Facility, net of $284,895 and $237,536 outstanding borrowings as of the respective balance sheet dates. As of December 31, 2020, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,479,462, which represents 26.1% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,077,500. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $10,904 of new fees and $7,787 were carried over for continuing participants from the previous facilities, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of December 31, 2020, $8,047 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended December 31, 2020 and December 31, 2019, we recorded $4,630 and $5,552, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the six months ended December 31, 2020 and December 31, 2019, we recorded $9,263 and $10,974, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On September 3, 2020, we commenced a tender offer to purchase for cash up to $228,820 aggregate principal amount of the 2022 Notes at the purchase price of 101.00, plus accrued and unpaid interest (“2022 Notes September Tender Offer”). On October 1, 2020, $6,035 aggregate principal amount of the 2022 Notes, representing 2.64% of the previously outstanding 2022 Notes, were validly tendered and accepted. On October 19, 2020, we commenced a tender offer to purchase for cash any and all of the $222,785 aggregate principal amount outstanding of the 2022 Notes at the purchase price of 102.625, plus accrued and unpaid interest (“2022 Notes October Tender Offer”). On November 16, 2020, $59,863 aggregate principal amount of the 2022 Notes, representing 26.87% of the previously outstanding 2022 Notes, were validly tendered and accepted. The 2022 Notes September Tender Offer and the 2022 Notes October Tender Offer resulted in our recognizing a loss of $2,433 during the three months ended December 31, 2020.
On December 16, 2020, we commenced a tender offer to purchase for cash any and all of the $162,922 aggregate principal outstanding amount of the 2022 Notes at the purchase price of 103.50, plus accrued and unpaid interest (“2022 Notes December 2020 Tender Offer”). The 2022 Notes December 2020 Tender Offer expired at 12:00 midnight, New York City time, on January 15, 2021 (one minute after 11:59 PM, on January 14, 2021). As of December 31, 2020, the outstanding aggregate principal amount of the 2022 Notes is $162,922.
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

On December 28, 2020, we commenced a tender offer to purchase for cash up to $20,000 aggregate principal amount of the 2025 Notes at the purchase price of 111.00, plus accrued and unpaid interest (“2025 Notes December Tender Offer”). The 2025 Notes December Tender Offer expired at 12:00 midnight, New York City time, on January 27, 2021 (one minute after 11:59 PM, on January 26, 2021). As of December 31, 2020, the outstanding aggregate principal amount of the 2025 Notes is $201,250.

Certain key terms related to the convertible features for the 2020 Notes, the 2022 Notes, and the 2025 Notes (collectively, the “Convertible Notes”) are listed below.

	2022 Notes	2025 Notes
Initial conversion rate(1)	100.2305	110.7420
Initial conversion price	$9.98	$9.03
Conversion rate at December 31, 2020(1)(2)	100.2305	110.7420
Conversion price at December 31, 2020(2)(3)	$9.98	$9.03
Last conversion price calculation date	4/11/2020	3/1/2020
Dividend threshold amount (per share)(4)	$0.083330	$0.060000
(1)Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

(4)The conversion rate is increased if monthly cash dividends paid to common shares exceed the monthly dividend threshold amount, subject to adjustment. Current dividend rates are at or below the minimum dividend threshold amount for further conversion rate adjustments for all bonds.
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
In connection with the issuance of the Convertible Notes, we recorded a discount of $4,025 and debt issuance costs of $19,950 which are being amortized over the terms of the Convertible Notes. As of December 31, 2020, $2,960 of the original issue discount and $3,611 of the debt issuance costs remain to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended December 31, 2020 and December 31, 2019, we recorded $6,170 and $9,706, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the six months ended December 31, 2020 and December 31, 2019, we recorded $13,035 and $20,361, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
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
On November 17, 2020, we commenced a tender offer to purchase for cash up to $30,000 aggregate principal amount of the 2023 Notes at the purchase price of 105.00, plus accrued and unpaid interest (“2023 Notes November Tender Offer”). On December 15, 2020, $36,644 aggregate principal amount of the 2023 Notes were tendered, of which, $30,000 aggregate principal amount, representing 9.38% of the previously outstanding 2023 Notes, were validly accepted pursuant to the applicable 2023 Notes November Tender Offer (applying a proration factor of approximately 82.27%. The 2023 Notes November Tender Offer resulted in our recognizing a loss of $1,694 during the three months ended December 31, 2020. As of December 31, 2020, the outstanding aggregate principal amount of the 2023 Notes is $290,000.

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
During the year ended June 30, 2019, we issued an additional $35,162 aggregate principal amount under the Second 2024 Notes ATM, for net proceeds of $34,855, after commissions and offering costs. On March 20, 2020, we commenced a tender offer to purchase for cash any and all of the $234,443 aggregate principal amount of the 2024 Notes (“2024 Notes March Tender Offer”). On March 31, 2020, $655 aggregate principal amount of the 2024 Notes, representing 0.3% of the previously outstanding 2024 Notes, were validly tendered and accepted. The 2024 Notes March Tender Offer, resulted in our recognizing a gain of $203 during the three months ended March 31, 2020. As of December 31, 2020, the outstanding aggregate principal amount of the 2024 Notes is $233,788.

2028 Notes
On June 7, 2018, we issued $55,000 aggregate principal amount of unsecured notes that mature on June 15, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts and offering costs were $53,119. On July 2, 2018, we entered into an ATM program with B. Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2028 Notes (“2028 Notes ATM” or “2028 Notes Follow-on Program”). The 2028 Notes are listed on the NYSE and trade thereon under the ticker “PBY.” During the year ended June 30, 2019, we issued an additional $15,761 aggregate principal amount under the 2028 Notes ATM, for net proceeds of $15,530, after commissions and offering costs. As of December 31, 2020, the outstanding aggregate principal amount of the 2028 Notes is $70,761.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

On November 17, 2020, we commenced a tender offer to purchase for cash up to $10,000 aggregate principal amount of the 6.375% 2024 Notes at the purchase price of 108.00, plus accrued and unpaid interest (“6.375% 2024 Notes November Tender Offer”). On December 15, 2020, $11,848 aggregate principal amount of the 6.375% 2024 Notes were tendered, of which, $10,000 aggregate principal amount, representing 10% of the previously outstanding 6.375% 2024 Notes, were validly accepted pursuant to the applicable 6.375% 2024 Notes Tender Offer (applying a proration factor of approximately 84.56%). The 6.375% 2024 Notes November Tender Offer resulted in our recognizing a loss of $866 during the three months ended December 31, 2020. As of December 31, 2020, the outstanding aggregate principal amount of the 6.375% 2024 Notes is $90,000.
2029 Notes
On December 5, 2018, we issued $50,000 aggregate principal amount of unsecured notes that mature on June 15, 2029 (the “2029 Notes”). The 2029 Notes bear interest at a rate of 6.875% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning March 15, 2019. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts and offering costs, were $48,057. On February 9, 2019, we entered into an ATM program with B. Riley FBR, Inc., BB&T Capital Markets, and Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2029 Notes (“2029 Notes ATM” or “2029 Notes Follow-on Program”). The 2029 Notes are listed on the NYSE and trade thereon under the ticker “PBC.” During the year ended June 30, 2019, we issued an additional $19,170 aggregate principal amount under the 2029 Notes ATM, for net proceeds of $18,523, after commissions and offering costs. As of December 31, 2020, the outstanding aggregate principal amount of the 2029 Notes is $69,170.

The 2023 Notes, the 2024 Notes, the 2028 Notes, the 6.375% 2024 Notes, and the 2029 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $4,024 and debt issuance costs of $16,054, which are being amortized over the term of the notes. As of December 31, 2020, $1,730 of the original issue discount and $8,449 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended December 31, 2020 and December 31, 2019, we recorded $12,719 and $12,829, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the six months ended December 31, 2020 and December 31, 2019, we recorded $25,562 and $25,647, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
On February 13, 2020, the September 2019 Selling Agent Agreement was terminated, and we entered into a new selling agent agreement with Incapital LLC (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with the previously authorized selling agent agreements, the “InterNotes® Offerings”). Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of December 31, 2020, $759,007 aggregate principal amount of Prospect Capital InterNotes® were outstanding.

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
During the six months ended December 31, 2020, we issued $81,467 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $80,203. These notes were issued with stated interest rates ranging from 4.25% to 6.00% with a weighted average interest rate of 5.12%. These notes mature between July 15, 2025 and December 15, 2030. The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2020:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$49,426	4.25%-5.50%	4.99%	July 15, 2025 – December 15, 2025
7	13,064	4.50%-5.75%	5.18%	July 15, 2027 – December 15, 2027
10	18,977	4.75%-6.00%	5.40%	July 15, 2030 – December 15, 2030
	$81,467
During the six months ended December 31, 2019, we issued $158,078 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $155,409. These notes were issued with stated interest rates ranging from 3.75% to 5.50% with a weighted average interest rate of 4.35%. These notes mature between July 15, 2024 and January 15, 2030 . The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2019:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$67,426	3.75%-5.00%	4.19%	July 15, 2024 – January 15, 2025
7	35,277	4.00%–5.25%	4.27%	July 15, 2026 – January 15, 2027
10	55,375	3.75%–5.50%	4.59%	July 15, 2029 – January 15, 2030
	$158,078
During the six months ended December 31, 2020, we repaid $2,689 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the six months ended December 31, 2020 was $69.

The following table summarizes the Prospect Capital InterNotes® outstanding as of December 31, 2020:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$267,626	3.75% – 5.75%	4.85%	September 15, 2023 – December 15, 2025
7	117,375	4.00% – 6.00%	5.11%	July 15, 2024 – December 15, 2027
8	24,180	4.50% – 5.75%	4.67%	August 15, 2025 – July 15, 2026
10	178,198	3.75% – 6.25%	5.33%	January 15, 2024 – December 15, 2030
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	16,826	5.75% – 6.00%	5.79%	May 15, 2028 – November 15, 2028
18	18,656	4.50% – 6.25%	5.58%	December 15, 2030 – August 15, 2031
20	3,777	5.75% – 6.00%	5.89%	November 15, 2032 – October 15, 2033
25	30,676	6.25% – 6.50%	6.39%	August 15, 2038 – May 15, 2039
30	98,715	5.50% – 6.75%	6.25%	November 15, 2042 – October 15, 2043
	$759,007

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

During the six months ended December 31, 2019, we redeemed, prior to maturity $240,188 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 5.07% in order to replace shorter maturity debt with longer-term debt. During the six months ended December 31, 2019, we repaid $3,180 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the six months ended December 31, 2019 was $2,279.
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
	$680,229
In connection with the issuance of Prospect Capital InterNotes®, we incurred $30,267 of fees which are being amortized over the term of the notes, of which $13,278 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of December 31, 2020.
During the three months ended December 31, 2020 and December 31, 2019, we recorded $10,208 and $8,972, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the six months ended December 31, 2020 and December 31, 2019, we recorded $19,916 and $18,975, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Note 8. Fair Value and Maturity of Debt Outstanding
As of December 31, 2020, our asset coverage ratio stood at 258.5% based on our outstanding senior securities representing indebtedness of $2,161,793 and our asset coverage ratio on our senior securities that are stock was 256.9%. As of June 30, 2020, our asset coverage ratio stood at 239.2% based on our outstanding senior securities of $2,170,974. Refer to Note 9, Equity Offerings, Offering Expenses and Distributions for additional discussion on our senior securities that are stock.
Information about our senior securities is shown in the following table as of the end of each of the last ten fiscal years and as of December 31, 2020. (All figures in this item are in thousands except per unit data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Credit Facility
Fiscal 2021 (as of December 31, 2020)	$284,895	$19,718	—	—
Fiscal 2020 (as of June 30, 2020)	237,536	22,000	—	—
Fiscal 2019 (as of June 30, 2019)	167,000	34,298	—	—
Fiscal 2018 (as of June 30, 2018)	37,000	155,503	—	—
Fiscal 2017 (as of June 30, 2017)	—	—	—	—
Fiscal 2016 (as of June 30, 2016)	—	—	—	—
Fiscal 2015 (as of June 30, 2015)	368,700	18,136	—	—
Fiscal 2014 (as of June 30, 2014)	92,000	69,470	—	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Fiscal 2013 (as of June 30, 2013)	124,000	34,996	—	—
Fiscal 2012 (as of June 30, 2012)	96,000	22,668	—	—
Fiscal 2011 (as of June 30, 2011)	84,200	18,065	—	—
Fiscal 2010 (as of June 30, 2010)	100,300	8,093	—	—

2015 Notes(5)
Fiscal 2015 (as of June 30, 2015)	$150,000	$2,241	—	—
Fiscal 2014 (as of June 30, 2014)	150,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	150,000	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	150,000	3,277	—	—
Fiscal 2011 (as of June 30, 2011)	150,000	3,740	—	—

2016 Notes(6)
Fiscal 2016 (as of June 30, 2016)	$167,500	$2,269	—	—
Fiscal 2015 (as of June 30, 2015)	167,500	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	167,500	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	167,500	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	167,500	3,277	—	—
Fiscal 2011 (as of June 30, 2011)	172,500	3,740	—	—

2017 Notes(7)
Fiscal 2017 (as of June 30, 2017)	$50,734	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	129,500	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	130,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	130,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	130,000	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	130,000	3,277	—	—

2018 Notes(8)
Fiscal 2017 (as of June 30, 2017)	$85,419	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	200,000	2,578	—	—

2019 Notes(10)
Fiscal 2018 (as of June 30, 2018)	$101,647	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	200,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	200,000	2,578	—	—

5.00% 2019 Notes(11)
Fiscal 2018 (as of June 30, 2018)	$153,536	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	300,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	300,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	300,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	300,000	2,305	—	—

2020 Notes (14)
Fiscal 2019 (as of June 30, 2019)	$224,114	$2,365	—	—
Fiscal 2018 (as of June 30, 2018)	392,000	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	392,000	2,251	—	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Fiscal 2016 (as of June 30, 2016)	392,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	392,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	400,000	2,305	—	—

6.95% 2022 Notes(9)
Fiscal 2014 (as of June 30, 2014)	$100,000	$2,305	—	$1,038
Fiscal 2013 (as of June 30, 2013)	100,000	2,578	—	1,036
Fiscal 2012 (as of June 30, 2012)	100,000	3,277	—	996

2022 Notes
Fiscal 2021 (as of December 31, 2020)	$162,922	$2,600	—	—
Fiscal 2020 (as of June 30, 2020)	258,240	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	328,500	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	328,500	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	225,000	2,251	—	—

2023 Notes(12)
Fiscal 2021 (as of December 31, 2020)	$289,306	$2,600	—	—
Fiscal 2020 (as of June 30, 2020)	319,145	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	318,863	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	318,675	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	248,507	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	248,293	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	248,094	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	247,881	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	247,725	2,578	—	—

2024 Notes
Fiscal 2021 (as of December 31, 2020)	$233,788	$2,600	—	$1,018
Fiscal 2020 (as of June 30, 2020)	233,788	2,408	—	959
Fiscal 2019 (as of June 30, 2019)	234,443	2,365	—	1,002
Fiscal 2018 (as of June 30, 2018)	199,281	2,452	—	1,029
Fiscal 2017 (as of June 30, 2017)	199,281	2,251	—	1,027
Fiscal 2016 (as of June 30, 2016)	161,364	2,269	—	951

6.375% 2024 Notes(12)
Fiscal 2021 (as of December 31, 2020)	$89,826	$2,600	—	—
Fiscal 2020 (as of June 30, 2020)	99,780	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	99,726	2,365	—	—

2025 Notes
Fiscal 2021 (as of December 31, 2020)	$201,250	$2,600	—	—
Fiscal 2020 (as of June 30, 2020)	201,250	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	201,250	2,365	—	—

2028 Notes
Fiscal 2021 (as of December 31, 2020)	$70,761	$2,600	—	$1,012
Fiscal 2020 (as of June 30, 2020)	70,761	2,408	—	950
Fiscal 2019 (as of June 30, 2019)	70,761	2,365	—	984
Fiscal 2018 (as of June 30, 2018)	55,000	2,452	—	1,004

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

2029 Notes
Fiscal 2021 (as of December 31, 2020)	$69,170	$2,600	—	$1,025
Fiscal 2020 (as of June 30, 2020)	69,170	2,408	—	970
Fiscal 2019 (as of June 30, 2019)	69,170	2,365		983

Prospect Capital InterNotes®
Fiscal 2021 (as of December 31, 2020)	$759,007	$2,600	—	—
Fiscal 2020 (as of June 30, 2020)	680,229	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	707,699	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	760,924	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	980,494	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	908,808	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	827,442	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	785,670	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	363,777	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	20,638	3,277	—	—

Preferred Stock
Fiscal 2021 (as of December 31, 2020)	$13,786	$2,583

All Senior Securities(12)(13)
Fiscal 2021 (as of December 31, 2020)	$2,174,711	$2,583	—	—
Fiscal 2020 (as of June 30, 2020)	2,169,899	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	2,421,526	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	2,346,563	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	2,681,435	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	2,707,465	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	2,983,736	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	2,773,051	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	1,683,002	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	664,138	3,277	—	—
Fiscal 2011 (as of June 30, 2011)	406,700	3,740	—	—
Fiscal 2010 (as of June 30, 2010)	100,300	8,093	—	—

(1)     Except as noted, the total amount of each class of senior securities outstanding at the end of the year/period presented (in 000’s).
(2)The asset coverage ratio for a class of secured senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by secured senior securities representing indebtedness. The asset coverage ratio for a class of unsecured senior securities is inclusive of all senior securities. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(3)This column is inapplicable.
(4)This column is inapplicable, except for the 6.95% 2022 Notes, the 2024 Notes, the 2028 Notes and the 2029 Notes. The average market value per unit is calculated as an average of quarter-end prices and shown as the market value per $1,000 of indebtedness.
(5)We repaid the outstanding principal amount of the 2015 Notes on December 15, 2015.
(6)We repaid the outstanding principal amount of the 2016 Notes on August 15, 2016.
(7)We repaid the outstanding principal amount of the 2017 Notes on October 15, 2017.
(8)We repaid the outstanding principal amount of the 2018 Notes on March 15, 2018.
(9)We redeemed the 6.95% 2022 Notes on May 15, 2015.
(10)We repaid the outstanding principal amount of the 2019 Notes on January 15, 2019.
(11)We redeemed the 5.00% 2019 Notes on September 26, 2018.
(12)For the period ended December 31, 2020 and all fiscal years ended June 30th, the notes are presented net of unamortized discount.
(13)While we do not consider commitments to fund under revolving arrangements to be Senior Securities, if we were to elect to treat such unfunded commitments, which were $$35,999 as of December 31, 2020 as Senior Securities for purposes of Section 18 of the 1940 Act, our asset coverage per unit would be $2,541.
(14)We repaid the outstanding principal amount of the 2020 Notes on April 15, 2020.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following table shows our outstanding debt as of December 31, 2020.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value(1)		Effective Interest Rate
Revolving Credit Facility(2)	$284,895	$8,047	$284,895	(3)	$284,895		1ML+2.20%	(6)

2022 Notes	162,922	1,784	161,138		168,867	(4)	5.65%	(7)
2025 Notes	201,250	4,787	196,463		209,705	(4)	6.63%	(7)
Convertible Notes	364,172		357,601		378,572

6.375% 2024 Notes	90,000	582	89,418		95,499	(4)	6.56%	(7)
2023 Notes	290,000	1,811	288,189		301,789	(4)	6.07%	(7)
2024 Notes	233,788	3,498	230,290		235,471	(4)	6.76%	(7)
2028 Notes	70,761	2,039	68,722		72,318	(4)	6.77%	(7)
2029 Notes	69,170	2,249	66,921		71,494	(4)	7.38%	(7)
Public Notes	753,719		743,540		776,571

Prospect Capital InterNotes®	759,007	13,278	745,729		835,400	(5)	5.99%	(8)
Total	$2,161,793		$2,131,765		$2,275,438
(1)As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of December 31, 2020.
(2)The maximum draw amount of the Revolving Credit facility as of December 31, 2020 is $1,077,500.
(3)Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Note 2 for accounting policy details.
(4)We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.
(5)The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread based on observable market inputs.
(6)Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.
(7)The effective interest rate is equal to the effect of the stated interest, the accretion of original issue discount and amortization of debt issuance costs. For the 2024 Notes, the 2028 Notes, and the 2029 Notes, the rate presented is a combined effective interest rate of their respective original Note issuances and Note Follow-on Programs.
(8)For the Prospect Capital InterNotes®, the rate presented is the weighted average effective interest rate. Interest expense and deferred debt issuance costs, which are amortized on a straight-line method over the stated life of the obligation which approximates level yield, are weighted against the average year-to-date principal balance.

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
(1)As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of June 30, 2020.
(2)The maximum draw amount of the Revolving Credit facility as of June 30, 2020 is $1,077,500.
(3)Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Note 2 for accounting policy details.
(4)We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.
(5)The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread based on observable market inputs.
(6)Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.
(7)The effective interest rate is equal to the effect of the stated interest, the accretion of original issue discount and amortization of debt issuance costs. For the 2024 Notes, the 2028 Notes, and the 2029 Notes, the rate presented is a combined effective interest rate of their respective original Note issuances and Note Follow-on Programs.
(8)For the Prospect Capital InterNotes®, the rate presented is the weighted average effective interest rate. Interest expense and deferred debt issuance costs, which are amortized on a straight-line method over the stated life of the obligation which approximates level yield, are weighted against the average year-to-date principal balance.
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of December 31, 2020:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$284,895	—	$—	$284,895	$—
Convertible Notes	364,172	—	162,922	201,250	—
Public Notes	753,719	—	290,000	323,788	139,931
Prospect Capital InterNotes®	759,007	—	18,825	309,263	430,919
Total Contractual Obligations	$2,161,793	$—	$471,747	$1,119,196	$570,850

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
Preferred Stock
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”), pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and dealer manager for the Company’s offering of up to 40,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such Preferred Stock will initially be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), and the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”, and together with the Series M1 Preferred Stock, the “Series M Preferred Stock”). In connection with such offering, on August 3, 2020, we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland, reclassifying and designating 120,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of Preferred Stock as “Convertible Preferred Stock.” On October 30, 2020, we entered into a Dealer Manager Agreement with Incapital LLC, pursuant to which Incapital LLC has agreed to serve as the Company’s agent and dealer manager for the Company’s offering of up to 10,000,000 shares, par value $0.001 per share, of 5.50% Series AA1 Preferred Stock, with a liquidation preference of $25.00 per share (the “Series AA1 Preferred Stock”, and together with the Series A1 Preferred Stock, Series M1 Preferred Stock and Series M2 Preferred Stock, the “Preferred Stock”). In connection with such offering, on October 30, 2020, we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland, reclassifying and designating 20,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of Preferred Stock as Convertible Preferred Stock.
In connection with the Preferred Stock Offering, effective August 3, 2020 and as amended on October 30, 2020, we adopted and amended, respectively, a Preferred Stock Dividend Reinvestment Plan (the “Preferred Stock DRIP”), pursuant to which holders of the Preferred Stock will have dividends on their Preferred Stock automatically reinvested in additional shares of such Preferred Stock at a price per share of $25.00, if they elect.
Each series of preferred stock ranks (with respect to the payment of dividends and rights upon liquidation, dissolution or winding up) (a) senior to our common stock, (b) on parity with each other series of our preferred stock, and (c) junior to our existing and future secured and unsecured indebtedness. See Note 8, Fair Value and Maturity of Debt Outstanding for further discussion on our senior securities.
At any time prior to the listing of the Preferred Stock on a national securities exchange, shares of the Preferred Stock are convertible, at the option of the holder of the Preferred Stock (the “Holder Optional Conversion”). We will settle any Holder

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Optional Conversion by paying or delivering, as the case may be, (A) any portion of the Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the Settlement Amount, minus (b) any portion of the Settlement Amount that we elect to pay in cash, divided by (2) the arithmetic average of the daily volume weighted average price of shares of our common stock over each of the five consecutive trading days ending on the Holder Conversion Exercise Date (as defined in the applicable prospectus supplement)(such arithmetic average, the “5-day VWAP”). For the Series A1 Preferred Stock and the Series AA1 Preferred Stock, “Settlement Amount” means (A) $25.00 per share (the “Stated Value”), plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the A Share Holder Optional Conversion Fee (as described in the prospectus supplement relating to the Series A1 Preferred Stock or the Series AA1 Preferred Stock, as applicable) applicable on the respective Holder Conversion Deadline (as defined in the applicable prospectus supplement). For the Series M Preferred Stock, “Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, but if a holder of Series M Preferred Stock exercises a Holder Optional Conversion within the first twelve months of issuance of such Series M Preferred Stock, the Settlement Amount payable to such holder will be reduced by the aggregate amount of all dividends, whether paid or accrued, on such Series M Preferred Stock in the three full months prior to the Holder Conversion Exercise Date. Subject to certain limited exceptions, we will not pay any portion of the Settlement Amount in cash (other than cash in lieu of fractional shares of our common stock) until the five year anniversary of the date on which a share of Preferred Stock has been issued. Beginning on the five year anniversary of the date on which a share of Preferred Stock is issued, we may elect to settle all or a portion of any Holder Optional Conversion in cash without limitation or restriction. The right of holders to convert a share of Preferred Stock will terminate upon the listing of such share on a national securities exchange.
Subject to certain limited exceptions allowing earlier redemption, beginning on the earlier of the five year anniversary of the date on which a share of Preferred Stock has been issued, or, for listed shares of Preferred Stock, five years from the earliest date on which any series that has been listed was first issued (the earlier of such dates, the “Redemption Eligibility Date”), such share of Preferred Stock may be redeemed at any time or from time to time at our option (the “Issuer Optional Redemption”), at a redemption price of 100% of the Stated Value of the shares of Preferred Stock to be redeemed plus unpaid dividends accrued to, but not including, the date fixed for redemption.

Subject to certain limitations, each share of Preferred Stock may be converted at our option (the “Issuer Optional Conversion”). We will settle any Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the 5-day VWAP, subject to our ability to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value if the 5-day VWAP represents a discount to our net asset value per share of common stock. For both the Series A1 Preferred Stock and the Series M Preferred Stock, “IOC Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the date fixed for conversion. Subject to certain limited exceptions, we will not exercise an Issuer Optional Conversion with respect to a share of Preferred Stock until after the date set forth in the applicable prospectus supplement with respect to the Preferred Stock. In connection with an Issuer Optional Conversion, we will use commercially reasonable efforts to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value. If we do not have or obtain any required stockholder approval under the 1940 Act to sell our common stock below net asset value and the 5-day VWAP is at a discount to our net asset value per share of common stock, we will settle any conversions in connection with an Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the NAV per share of common stock at the close of business on the business day immediately preceding the date of conversion. We will not pay any portion of the IOC Settlement Amount from an Issuer Optional Conversion in cash (other than cash in lieu of fractional shares of our common stock) until the Redemption Eligibility Date. Beginning on the Redemption Eligibility Date, we may elect to settle any Issuer Optional Conversion in cash without limitation or restriction. In the event that we exercise an Issuer Optional Conversion with respect to any shares of Preferred Stock, the holder of such Preferred Stock may instead elect a Holder Optional Conversion with respect to such Preferred Stock provided that the date of conversion for such Holder Optional Conversion would occur prior to the date of conversion for an Issuer Optional Conversion.
During the six months ended December 31, 2020, we issued 551,424 shares of our 5.50% Series A1 Preferred Stock for net proceeds of $12,407, excluding offering costs.
Shares of the Preferred Stock will pay a monthly dividend, when and if declared by the Board, at a fixed annual rate of 5.50% per annum of the Stated Value of $25.00 per share (computed on the basis of a 360-day year consisting of twelve 30-day months), payable in cash or through the issuance of additional Preferred Stock through the Preferred Stock DRIP.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

During the six months ended December 31, 2020, we distributed approximately $46 to our preferred stockholders, as summarized in the following table:

Declaration Date	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods	Amount Distributed (in thousands)
11/6/2020	11/18/2020	12/1/2020	$0.114583	$13
12/4/2020	12/21/2020	1/4/2021	0.114583	33
				$46
The above table includes dividends paid during the six months ended December 31, 2020. It does not include distributions previously declared to preferred stockholders of record for any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and paid subsequent to December 31, 2020:
•$0.114583 per share (before pro ration for partial period holders of record) for holders of record on January 20, 2021 with a payment date of February 1, 2021
•$0.114583 per share (before pro ration for partial period holders of record) for holders of record on February 17, 2021 with a payment date of March 1, 2021
Common Stock
Our common stockholders’ equity accounts as of December 31, 2020 and December 31, 2019 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify stockholders of our intention to purchase our common stock.
We did not repurchase any shares of our common stock under the Repurchase Program for the six months ended December 31, 2020 and December 31, 2019. As of December 31, 2020, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.
On June 12, 2020, we entered into equity distribution agreements with each of RBC Capital Markets, LLC, Barclays Capital Inc., and KeyBanc Capital Markets Inc. pursuant to which we may offer and sell, by means of at-the-market offerings, up to 50,000,000 shares of our $0.001 par value Common Stock (“Common Stock ATM”). In connection with the Common Stock ATM, we have made the following issuances:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees	Offering Expenses	Average Offering Price
During the year ended June 30, 2020:
June 15, 2020 – June 30, 2020	1,158,222	$6,208	$62	$—	$5.36

Excluding common stock dividend reinvestments, during the six months ended December 31, 2020 and December 31, 2019, we did not issue any shares of our common stock.
On February 9, 2016, we amended our common stock dividend reinvestment plan that provided for reinvestment of our dividends or distributions on behalf of our stockholders, unless a stockholder elects to receive cash, to add the ability of stockholders to purchase additional common shares by making optional cash investments. Under the revised dividend reinvestment and direct common stock repurchase plan, stockholders may elect to purchase additional common shares through our transfer agent in the open market or in negotiated transactions.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

On April 17, 2020, our Board of Directors approved further amendments to our common stock dividend reinvestment plan, effective May 21, 2020, that principally provide for the number of newly-issued shares of our common stock to be credited to a common stockholder’s account shall be determined by dividing the total dollar amount of the distribution payable to such common stockholder by 95% of the market price per share of our common stock at the close of regular trading on the Nasdaq Global Select Market on the date fixed by the Board of Directors for such distribution.
During the six months ended December 31, 2020 and December 31, 2019, we distributed approximately $136,685 and $132,263, respectively, to our common stockholders. The following table summarizes our distributions declared and payable for the six months ended December 31, 2019 and December 31, 2020.

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/8/2019	7/31/2019	8/22/2019	$0.06	$22,032
5/8/2019	8/30/2019	9/19/2019	0.06	22,037
8/22/2019	9/30/2019	10/24/2019	0.06	22,042
8/22/2019	10/31/2019	11/20/2019	0.06	22,046
11/6/2019	11/29/2019	12/19/2019	0.06	22,051
11/6/2019	1/2/2020	1/23/2020	0.06	22,055
Total declared and payable for the six months ended December 31, 2019				$132,263

5/8/2020	7/31/2020	8/20/2020	$0.06	$22,515
5/8/2020	8/31/2020	9/17/2020	0.06	22,619
8/25/2020	9/30/2020	10/22/2020	0.06	22,727
8/25/2020	10/30/2020	11/19/2020	0.06	22,836
11/6/2020	11/30/2020	12/24/2020	0.06	22,942
11/6/2020	12/31/2020	1/21/2021	0.06	23,046
Total declared and payable for the six months ended December 31, 2020				$136,685
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during six months ended December 31, 2020 and December 31, 2019. It does not include distributions previously declared to common stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to December 31, 2020:
•$0.06 per common share for January 2021 holders of record on January 29, 2021 with a payment date of February 18, 2021
During the six months ended December 31, 2020 and December 31, 2019, we issued 10,559,146 and 453,219 shares of our common stock, respectively, in connection with the common stock dividend reinvestment plan.
During the six months ended December 31, 2020, Prospect officers and directors purchased 5,536,946 shares of our common stock, or 1.44% of total outstanding shares as of December 31, 2020, both through the open market transactions and shares issued in connection with our common stock dividend reinvestment plan.
As of December 31, 2020, we have reserved 38,616,581 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5) and 1,000,000,000 shares of our common stock for issuance upon conversion of the Preferred Stock.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the six months ended December 31, 2020 and December 31, 2019.

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Structuring, advisory, and amendment fees	$15,992	$8,050	$17,418	$16,360
Royalty and net revenue interests	9,108	9,600	18,174	12,833
Administrative agent fees	125	99	249	229
Total other income	$25,225	$17,749	$35,841	$29,422

Note 11. Net Increase (Decrease) in Net Assets per Common Share
Earnings per share is calculated in accordance with ASC 260, "Earnings per Share." Basic earnings per share is calculated by dividing the net increase (decrease) in net assets resulting from operations, less preferred dividends, by the weighted average number of common shares outstanding. Diluted earnings per share gives effect to all dilutive potential common shares outstanding using the if-converted method for Preferred Stock (Refer to Note 9). Diluted earnings per share excludes all dilutive potential common shares if their effect is anti-dilutive. During the six months ended December 31, 2020 and December 31, 2019, we did not have potential common shares that would be antidilutive.
The following information sets forth the computation of basic and diluted earnings per common share for the six months ended December 31, 2020 and December 31, 2019:

	For the Three Months ended December 31, 2020		For the Six Months Ended December 31, 2020
	Basic	Diluted	Basic	Diluted
Net increase in net assets resulting from operations attributable to Common Stockholders	$305,921	$305,967	$473,667	$473,713
Weighted average common shares outstanding	381,157,121	381,817,317	378,534,006	378,864,104
Earnings per share	$0.80	$0.80	$1.25	$1.25

	For the Three Months ended December 31, 2019		For the Six Months Ended December 31, 2019
	Basic	Diluted	Basic	Diluted
Net (decrease) increase in net assets resulting from operations attributable to Common Stockholders	$(11,203)	$(11,203)	$6,862	$6,862
Weighted average common shares outstanding	367,459,411	367,459,411	367,349,087	367,349,087
Earnings (loss) per share	$(0.03)	$(0.03)	$0.02	$0.02
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Tax Year Ended August 31,
	2020	2019	2018
Ordinary income	$169,041	$263,773	$269,095
Capital gain	—	—	—
Return of capital	96,720	—	—
Total dividends paid to stockholders	$265,761	$263,773	$269,095
As of August 26, 2020 when our prior Form 10-K was filed for the year ended June 30, 2020, we estimated our distributions for the fiscal and tax years disclosed therein to be distributions of ordinary income. Subsequent to our filing date, we obtained more information from our underlying investments as to the character of the distributions for the tax year ended August 31, 2020, which resulted in changes to distributions previously disclosed in our Form 10-K filing. As a result of the change, our total distributable loss on our Consolidated Statement of Assets and Liabilities for the year ended June 30, 2020 changed from $1,015,387 to $930,930, with $89,032 being reclassified to distributions from capital. The remaining reclassification of tax distributions classified as return of capital for the tax year ended August 31, 2020 have been adjusted in the fiscal year ended June 30, 2021. This adjustment results in an increase to distributable earnings of $12,263 for the fiscal year ended June 30, 2021.

We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. stockholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. For the 2020 calendar year, 42.16% of our distributions as of December 31, 2020 qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. stockholders.

For the tax year ending August 31, 2021, the tax character of dividends paid to stockholders through December 31, 2020 is expected to be ordinary income and return of capital however due to the difference between our fiscal and tax year ends, the final determination of the tax character of dividends between ordinary income, capital gains, and return of capital will not be made until we file our tax return for the tax year ending August 31, 2021.

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

	Tax Year Ended August 31,
	2020	2019	2018
Net increase (decrease) in net assets resulting from operations	$(78,949)	$93,093	$389,732
Net realized (gains) losses on investments	10,139	(5,923)	26,762
Net unrealized (gains) losses on investments	328,997	217,159	(105,599)
Other temporary book-to-tax differences	(91,297)	(87,511)	(42,583)
Permanent differences	57	78	31
Taxable income before deductions for distributions	$168,947	$216,896	$268,343
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. As of August 31, 2020, we had capital loss carryforwards of approximately $105,359 available for use in later tax years. The unused balance each year will be carried forward and utilized as gains are realized, subject to limitations. While our ability to utilize losses in the future depends upon a variety of factors that cannot be known in advance, some of the Company’s capital loss carryforwards may become permanently unavailable due to limitations by the Code.
For the tax year ended August 31, 2020, we had no cumulative taxable income in excess of cumulative distributions.
As of December 31, 2020, the cost basis of investments for tax purposes was $5,834,429 resulting in an estimated net unrealized loss of $209,024. As of December 31, 2020, the gross unrealized gains and losses were $890,107 and $1,099,131, respectively. As of June 30, 2020, the cost basis of investments for tax purposes was $5,778,417 resulting in an estimated net unrealized loss of $546,088. As of June 30, 2020, the gross unrealized gains and losses were $654,709 and $1,200,797,

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

respectively. Due to the difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of December 31, 2020 and June 30, 2020 was calculated based on the book cost of investments as of December 31, 2020 and June 30, 2020, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2020 and 2019, respectively.
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
The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our total assets. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. The total gross base management fee incurred to the favor of the Investment Adviser was $27,833 and $27,543 during the three months ended December 31, 2020 and December 31, 2019, respectively. The total gross base management fee incurred to the favor of the Investment Advisor was $54,683 and $56,006 during the six months ended December 31, 2020 and December 31, 2019, respectively.
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
The net investment income used to calculate this part of the incentive fee is also included in the amount of the gross assets used to calculate the 2.00% base management fee. We pay the Investment Adviser an income incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:
•No incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate;

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

•100.00% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 125.00% of the quarterly hurdle rate in any calendar quarter (8.75% annualized assuming a 7.00% annualized hurdle rate); and
•20.00% of the amount of our pre-incentive fee net investment income, if any, that exceeds 125.00% of the quarterly hurdle rate in any calendar quarter (8.75% annualized assuming a 7.00% annualized hurdle rate).
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
The total income incentive fee incurred was $20,717 and $16,971 during the three months ended December 31, 2020 and December 31, 2019, respectively. The fees incurred for the six months ended December 31, 2020 and December 31, 2019 were $35,103 and $34,736, respectively. No capital gains incentive fee was incurred during the three or six months ended December 31, 2020 and December 31, 2019. Income incentive fee for the three months ended December 31, 2020 includes a $271 adjustment for fees earned in prior periods that were neither expensed nor paid to the Investment Adviser.
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
The allocation of net overhead expense from Prospect Administration was $3,426 and $6,011 for the three months ended December 31, 2020 and December 31, 2019, respectively.
The allocation of net overhead expense from Prospect Administration was $8,083 and $9,505 for the six months ended December 31, 2020 and December 31, 2019, respectively. Prospect Administration received estimated payments of $548 and $584 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal services during the six months ended December 31, 2020 and December 31, 2019, respectively. In addition, we were given a credit in the amount of $3,522 for legal expenses incurred on behalf of our portfolio companies that were subsequently remitted to Prospect Administration in the subsequent quarter. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.
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
During the three months ended December 31, 2020 and December 31, 2019, we received payments of $1,973 and $600, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the six months ended December 31, 2020 and December 31, 2019, we received payments of $3,820 and $1,300, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration.
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
Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. In certain situations where a co-

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

investment with one or more funds managed or owned by the Investment Adviser or its affiliates is not covered by the Order, such as when there is an opportunity to invest in different securities of the same issuer, the personnel of the Investment Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. Moreover, except in certain circumstances, when relying on the Order, we will be unable to invest in any issuer in which one or more funds managed by the Investment Adviser or its affiliates has previously invested.
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the three months ended December 31, 2020 and December 31, 2019, we recognized expenses that were reimbursed for valuation services of $32 and $39, respectively. During the six months ended December 31, 2020 and December 31, 2019, we recognized expenses that were reimbursed for valuation services of $63 and $87, respectively. Conversely, Priority Income Fund, Inc. and Prospect Flexible Income Fund, Inc. (f/k/a TP Flexible Income Fund, Inc.) reimburse us for software fees, expenses which were initially incurred by Prospect. As of December 31, 2020 and June 30, 2020, we accrued a receivable from Priority Income Fund, Inc. and Prospect Flexible Income Fund, Inc. (f/k/a TP Flexible Income Fund, Inc.) for software fees of $7 and $8, respectively, which will be reimbursed to us.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Interest Income
Interest Income from CP Energy	$1,162	$1,174	$2,289	$2,367
Interest Income from Spartan	302	1,252	605	2,503
Total Interest Income	$1,464	$2,426	$2,894	$4,870
Other Income
Administrative Agent	$7	$—	$13	$—
Total Other Income	$7	$—	$13	$—
Managerial Assistance (1)	$—	$—	$—	$150
Realized Gain	—	—	2,832	—
(1) No income recognized by Prospect. MA payments were paid from CP Energy to Prospect and subsequently remitted to PA.

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Additions	$—	$5,039	$26,193	$5,039
Interest Income Capitalized as PIK	1,161	921	2,288	2,119
Repayment of Loan Receivable	—	—	23,361	—
Return of Capital	—	—	1	—

	As of
	December 31, 2020	June 30, 2020
Interest Receivable (2)	$16	$15
Other Receivables (3)	238	16
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

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Interest Income	$3,549	$2,986	$6,919	$5,967
Other Income
Structuring Fee	$—	$—	$—	$112
Total Other Income	$—	$—	$—	$112
Managerial Assistance (1)	$175	$—	$350	$—
Reimbursement of Legal, Tax, etc.(2)	—	—	—	7
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

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Additions (3)	$—	$—	$—	$5,600
Accreted Original Issue Discount	109	80	210	153
Interest Income Capitalized as PIK	3,438	—	6,706	963
(3) During the six months ended December 31, 2019, Prospect provided $5,600 of equity financing to support growth in Credit Central’s loan portfolio.

	As of
	December 31, 2020	June 30, 2020
Interest Receivable (4)	$39	$35
Other Receivables (5)	—	2
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

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Interest Income	$2,404	$2,053	$4,742	$4,074
Managerial Assistance (1)	63	—	63	—
(1) No income recognized by Prospect. MA payments were paid from Credit Central to Prospect and subsequently remitted to PA.

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Additions (2)	$525	$—	$525	$500
Interest Income Capitalized as PIK	—	—	4,325	3,774
(2) During the six months ended December 31, 2019, Prospect made a follow-on $500 first lien senior secured debt. During the six months ended December 31, 2020, Prospect made a follow-on $525 first lien senior secured debt.

	As of
	December 31, 2020	June 30, 2020
Interest Receivable (2)	$4,012	$3,606
Other Receivables - Due to PA (3)	—	—
Other Receivables (4)	—	7
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

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Interest Income	$15,302	$14,570	$30,782	$29,907
Other Income
Structuring Fee	$10,000	$—	$10,000	$—
Total Other Income	$10,000	$—	10,000	—
Managerial Assistance (1)	$600	$600	$1,200	$1,200
Reimbursement of Legal, Tax, etc. (2)	—	—	—	1
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

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Interest Income Capitalized as PIK	$—	$183	$—	$2,849
Repayment of loan receivable	12	239	4,899	2,273

	As of
	December 31, 2020	June 30, 2020
Interest Receivable (3)	$166	$158
Other Receivables (4)	—	10
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

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Interest Income	$5,786	$4,757	$10,723	$9,416

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Interest Income Capitalized as PIK	$4,040	$3,045	$7,322	$6,077

	As of
	December 31, 2020	June 30, 2020
Interest Receivable (1)	$64	$52
Other Receivables (2)	11	—
(1) Interest income recognized but not yet paid.
(2) Represents amounts due from InterDent to Prospect for reimbursement of expenses paid by Prospect on behalf of InterDent.

Kickapoo Ranch Pet Resort
Prospect owns 100% of the membership interest of Kickapoo Ranch Pet Resort (“Kickapoo”). Kickapoo is a luxury pet boarding facility.

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Additions (1)	$—	$28	$—	$2,378
(1) During the three months ended September 30, 2019, we provided $2,350 of equity financing to Kickapoo.

	As of
	December 31, 2020	June 30, 2020
Other Receivables (2)	$5	$—
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Interest Income
Interest Income from MITY-Lite	$2,416	$2,103	$4,789	$4,169
Interest Income from Broda Canada	—	146	—	289
Total Interest Income	$2,416	$2,249	$4,789	$4,458
Other Income
Advisory Fee	$—	$293	$—	$293
Total Other Income	$—	$293	$—	$293
Managerial Assistance (1)	$75	$—	$150	$—
(1) No income recognized by Prospect. MA payments were paid from MITY to Prospect and subsequently remitted to PA.

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Interest Income Capitalized as PIK	$873	$788	$1,724	$1,801
Repayment of loan receivable	147	146	292	289

	As of
	December 31, 2020	June 30, 2020
Interest Receivable (2)	$27	$26
Other Receivables (3)	—	1
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

During the six months ended December 31, 2020, we received partial repayments of $38,750 of our loans previously outstanding with NPRC, and provided $121,770 of debt financing to NPRC for the acquisition of real estate properties, to fund capital expenditures for existing real estate properties, to provide working capital, and to fund purchases of rated secured structured notes.

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Interest Income	$14,441	$16,877	$27,843	$33,469
Other Income
Structuring Fee	$1,433	$2,744	$1,433	$3,190
Advisory Fee		—	—	7,595
Royalty/Net Interest	8,939	9,266	17,837	12,496
Total Other Income	$10,372	$12,010	$19,270	$23,281
Managerial Assistance (1)	$525	$—	$1,050	$—
Reimbursement of Legal, Tax, etc.(2)	530	101	694	447
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

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Additions	$83,024	$64,285	$121,770	$64,285
Repayment of loan receivable	23,421	32,317	38,750	93,000

	As of
	December 31, 2020	June 30, 2020
Interest Receivable (3)	$227	$212
Other Receivables (4)	1	2
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

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Interest Income	$1,035	$976	$2,068	$1,930
Managerial Assistance (1)	100	—	200	100
(1) No income recognized by Prospect. MA payments were paid from Nationwide to Prospect and subsequently remitted to PA.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Interest Income Capitalized as PIK	$—	$487	$173	$804

	As of
	December 31, 2020	June 30, 2020
Interest Receivable (2)	$11	$11
Other Receivables (3)	2	2
(2) Interest income recognized but not yet paid.
(3) Represents amounts due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide.
NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 95.28% and 93.00% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of December 31, 2020 and June 30, 2020, respectively, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.
On December 30, 2019, NMMB executed a dividend recapitalization whereby Prospect invested $15,100 of a first lien term loan to repay NMMB’s existing term loan, provide a shareholder distribution, and pay fees and expenses. As part of the recapitalization, Prospect converted its Series A and Series B preferred securities into 92.42% common equity and received a dividend distribution of $2,797.

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Interest Income
Interest Income from NMMB	$134	$47	$269	$138
Total Interest Income	$134	$47	$269	$138
Dividend Income (1)	$—	$2,797	$—	$2,797
Other Income
Structuring Fee	$—	$453	$—	$453
Total Other Income	$—	$453	$—	$453
Managerial Assistance (1)	$100	$—	$200	$—
(1) No income recognized by Prospect. MA payments were paid from NMMB to Prospect and subsequently remitted to PA.

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Repayment of loan receivable
Repayment from Armed Forces	$—	$—	$—	$—
Repayment from NMMB	38	1,614	76	3,114
Total Repayment of loan receivable (2)	$38	$1,614	$76	$3,114
(2) During the six months ended December 31, 2020, Prospect received partial repayments totaling $76 for our Senior Secured Notes outstanding with NMMB, Inc.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	As of
	December 31, 2020	June 30, 2020
Interest Receivable (3)	$1	$1
Other Receivables (4)	—	2
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB.

Pacific World Corporation
Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.96% ownership interest of Pacific World as of December 31, 2020 and June 30, 2020, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.
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

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Interest Income	$1,016	$(536)	$2,157	$527
Managerial Assistance	—	—	69	—

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Additions (1)	$—	$7,100	$—	$9,456
Interest Income Capitalized as PIK	631	—	1,265	—
(1) During the six months ended December 31, 2019, Prospect provided $9,100 of equity financing to Pacific World to fund working capital needs.

	As of
	December 31, 2020	June 30, 2020
Interest Receivable (2)	$19	$10
Other Receivables (3)	29	19
(2) Interest income recognized but not yet paid.
(3) Represents amounts due from Pacific World to Prospect for reimbursement of expenses paid by Prospect on behalf of Pacific World.
R-V Industries, Inc.
Prospect owns 88.27% of the fully-diluted equity of R-V Industries, Inc. (“R-V”), with R-V management owning the remaining 11.73% of the equity. On December 15, 2020 we restructured our $28,622 Senior Subordinated Note with R-V into a $28,622 Senior Secured Note. No realized gain or loss was recorded as a result of the transaction.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Interest Income	$715	$786	$1,431	$1,590
Managerial Assistance (1)	45	—	90	—
Reimbursement of Legal, Tax, etc.(2)	—	—	—	12
(1) No income recognized by Prospect. MA payments were paid from R-V to Prospect and subsequently remitted to PA.
(2) Paid from R-V to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to R-V (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	As of
	December 31, 2020	June 30, 2020
Interest Receivable (3)	$8	$8
Other Receivables (6)	1	—
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Interest Income	$591	$633	$1,185	$1,266
Other Income
Structuring Fee	$—	100	$—	$100
Total Other Income	$—	$100	$—	$100
Managerial Assistance (1)	$3	$3	$6	$3
(1) No income recognized by Prospect. MA payments were paid from UTP to Prospect and subsequently remitted to PA.

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Additions (2)	$—	$1,000	$—	$1,000
Repayment of loan receivable	170	164	340	327

	As of
	December 31, 2020	June 30, 2020
Interest Receivable (2)	$6	$6
Other Receivables (3)	1	1
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

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Interest Income	$1	$—	$1	$—

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Additions (1)	$2,000	$—	$2,000	$1,500
Repayment of loan receivable (2)	—	5,950	—	5,950
(1) During the six months ended December 31, 2019, Prospect provided $1,500 of equity financing to USES to fund capital expenditures and repayment of accounts payable. During the six months ended December 31, 2020, Prospect provided $2,000 of new Senior Acquisition Term Loan financing to USES to fund company’s equity investment.
(2) During the six months ended December 31, 2019, Prospect received $5,950 of Senior Secured Term Loan A repayment.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	As of
	December 31, 2020	June 30, 2020
Interest Receivable (3)	$1	$—
Other Receivables (4)	53	—

(3) Interest income recognized by not yet paid.
(4) Represents amounts due from USES to Prospect for reimbursement of expenses paid by Prospect on behalf of USES.

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

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Interest Income
Interest Income from Valley	$280	$280	$560	$560
Interest Income from Valley Electric	1,499	1,498	2,997	2,996
Total Interest Income	$1,779	$1,778	$3,557	$3,556
Dividend Income (1)	$2,261	$471	$2,261	$4,271
Other Income
Residual Profit Interest	$166	$333	$333	$333
Total Other Income	$166	$333	$333	$333
Managerial Assistance (2)	$150	$—	$300	$—
Reimbursement of Legal, Tax, etc. (3)	—	29	—	29
(1) All dividends were paid from earnings and profits.
(2) No income recognized by Prospect. MA payments were paid from Valley Electric to Prospect and subsequently remitted to PA.

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Repayment of loan receivable	$1,061	$—	$1,061	$—

	As of
	December 31, 2020	June 30, 2020
Interest Receivable (3)	$20	$15
Other Receivables (4)	—	2
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
We are not aware of any material legal proceedings as of December 31, 2020.

Note 16. Financial Highlights
The following is a schedule of financial highlights for the six months ended December 31, 2020 and December 31, 2019:

	Three Months Ended December 31,				Six Months Ended December 31,
	2020		2019		2020		2019
Per Share Data
Net asset value per common share at beginning of period	$8.40		$8.87		$8.18		$9.01
Net investment income(1)	0.21		0.18		0.37		0.37
Net realized and change in unrealized (losses) gains(1)	0.59		(0.21)		0.88		(0.35)
Net increase (decrease) from operations	0.80		(0.03)		1.25		0.02
Distributions of net investment income to preferred stockholders	—	(4)	—	(6)	—	(4)	—	(6)
Distributions of net investment income to common stockholders	(0.18)		(0.15)	(7)	(0.33)	(7)	(0.33)	(7)
Return of Capital to common stockholders	—		(0.03)	(7)	(0.03)	(7)	(0.03)	(7)
Common stock transactions(2)	(0.05)		—	(4)	(0.10)		(0.01)
Net asset value per common share at end of period	$8.96	(5)	$8.66		$8.96	(5)	$8.66

Per common share market value at end of period	$5.41		$6.44		$5.41		$6.44
Total return based on market value(3)	11.47%		0.43%		13.87%		4.13%
Total return based on net asset value(3)	10.55%		0.33%		17.81%		1.48%
Shares of common stock outstanding at end of period	384,097,645		367,584,244		384,097,645		367,584,244
Weighted average shares of common stock outstanding	381,157,121		367,459,411		378,534,006		367,349,087

Ratios/Supplemental Data
Net assets at end of period	$3,456,520		$3,183,865		$3,456,520		$3,183,865
Portfolio turnover rate	6.21%		6.09%		9.05%		7.72%
Annualized ratio of operating expenses to average net assets(8)	10.94%		11.67%		10.90%		11.38%
Annualized ratio of net investment income to average net assets(8)	9.83%		8.43%		8.61%		8.55%

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following is a schedule of financial highlights for each of the five years ended in the period ended June 30, 2020:

	Year Ended June 30,
	2020		2019	2018	2017		2016
Per Share Data
Net asset value per common share at beginning of year	$9.01		$9.35	$9.32	$9.62		$10.31
Net investment income(1)	0.72		0.85	0.79	0.85		1.04
Net realized and change in unrealized (losses) gains(1)	(0.76)		(0.46)	0.04	(0.15)		(0.75)
Net (decrease) increase from operations	(0.04)		0.39	0.83	0.70		0.29
Distributions of net investment income to common stockholders	(0.49)	(7)	(0.72)	(0.77)	(1.00)		(1.00)
Distributions of net investment income preferred stockholders	—		—	—	—		—
Return of Capital to common stockholders	(0.23)	(7)	—	—			—
Common stock transactions(2)	(0.07)		(0.01)	(0.03)	—	(4)	0.02
Net asset value per common share at end of year	$8.18		$9.01	$9.35	$9.32		$9.62

Per common share market value at end of year	$5.11		$6.53	$6.71	$8.12		$7.82
Total return based on market value(3)	(11.35%)		8.23%	(7.42%)	16.80%		21.84%
Total return based on net asset value(3)	2.84%		7.17%	12.39%	8.98%		7.15%
Shares of common stock outstanding at end of year	373,538,499		367,131,025	364,409,938	360,076,933		357,107,231
Weighted average shares of common stock outstanding	368,094,299		365,984,541	361,456,075	358,841,714		356,134,297

Ratios/Supplemental Data
Net assets at end of year	$3,055,861		$3,306,275	$3,407,047	$3,354,952		$3,435,917
Portfolio turnover rate	16.46%		10.86%	30.70%	23.65%		15.98%
Ratio of operating expenses to average net assets	11.37%		11.65%	11.08%	11.57%		11.95%
Ratio of net investment income to average net assets	8.44%		9.32%	8.57%	8.96%		10.54%
(1)Per share data amount is based on the weighted average number of common shares outstanding for the year/period presented (except for dividends to stockholders which is based on actual rate per share).
(2)Common stock transactions include the effect of our issuance of common stock in public offerings (net of underwriting and offering costs), shares issued in connection with our common stock dividend reinvestment plan, common shares issued to acquire investments and common shares repurchased below net asset value pursuant to our Repurchase Program.
(3)Total return based on market value is based on the change in market price per share between the opening and ending market prices per share in each period and assumes that common stock dividends are reinvested in accordance with our common stock dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with our common stock dividend reinvestment plan. For periods less than a year, total return is not annualized.
(4)Amount is less than $0.01.
(5)Does not foot due to rounding.
(6)Not applicable for the respective fiscal period.
(7)The amounts reflected for the respective fiscal periods were updated based on tax information received subsequent to our Form 10-K filing for the year ended June 30, 2020 and our Form 10-Q filing for September 30, 2020. Certain reclassifications have been made in the presentation of prior period amounts. See Note 2 within the accompanying notes to financial statements for further discussion.
(8)The amounts reflected for the respective fiscal periods do not reflect the effect of dividend payments to preferred shareholders.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ending June 30, 2021:

	Investment Income		Net Investment Income		Net Realized and Unrealized (Losses) Gains			Net Increase (Decrease) in Net Assets from Operations Attributable to Common Stockholders
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)		Total	Per Share (1)
September 30, 2018	$180,422	$0.49	$85,159	$0.23	$(1,364)	$—	(2)	$83,795	$0.23
December 31, 2018	187,883	0.51	80,811	0.22	(148,200)	(0.40)		(67,389)	(0.18)
March 31, 2019	171,109	0.47	77,262	0.21	11,933	0.03		89,195	0.24
June 30, 2019	164,353	0.45	69,627	0.19	(30,741)	(0.08)		38,886	0.11

September 30, 2019	$161,883	$0.44	$71,060	$0.19	$(52,995)	$(0.14)		$18,065	$0.05
December 31, 2019	161,917	0.44	67,885	0.18	(79,088)	(0.21)		(11,203)	(0.03)
March 31, 2020	154,501	0.42	68,476	0.19	(254,175)	(0.70)		(185,699)	(0.51)
June 30, 2020	145,229	0.39	58,273	0.16	104,340	0.28		162,613	0.44

September 30, 2020	$142,880	$0.38	$57,545	$0.15	$110,201	$0.30		$167,746	$0.45
December 31, 2020	172,292	0.45	81,561	0.21	224,406	0.60		305,921	0.80
(1)Per share amounts are calculated using the weighted average number of common shares outstanding for the period presented and does not reflect the assumed conversion of dilutive securities (basic earnings per common share). As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.
(2)Amount is less than $0.01.
Note 18. Subsequent Events
During the period from January 7, 2021 through February 4, 2021, we issued $8,851 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $8,703.
On January 14, 2021, we entered into an underwriting agreement by and among us, the Investment Adviser, the Administrator, and Barclays Capital Inc., RBC Capital Markets, LLC and Goldman Sachs & Co. LLC, as representatives of several underwriters named therein, in connection with the issuances and sale by us of $325,000 aggregate principal amount of 3.706% senior unsecured notes that mature on January 22, 2026, (the “2026 Notes”), unless previously repurchased in accordance with their term, which offering closed on January 22, 2021. The 2026 Notes bear interest at a rate of 3.706% per year, payable semi-annually in arrears on January 22 and July 22 of each year, commencing on July 22, 2021. Total proceeds from the issuance of the 2026 Notes were approximately $316,720, after deducting fees and estimated offering expenses of approximately $1,000 payable by us.
On January 15, 2021, we notified U.S. Bank National Association, the trustee (the “Trustee”) for our 6.25% Notes due 2024 (the “2024 Notes”), of our election to redeem $233,788 of the aggregate principal amount of the 2024 Notes outstanding and instructed the Trustee to provide notice of such redemption to the holders of the 2024 Notes in accordance with the terms of the indenture governing the 2024 Notes. We expect the redemption to be completed on or about February 14, 2021 (payable on the next succeeding business day, February 15, 2021). Following the redemption, none of the 2024 Notes will remain outstanding
The 2022 Notes December 2020 Tender Offer expired on January 15, 2021 (one minute after 11:59 p.m., New York City time, on January 14, 2021. As of the expiration date, $26,694 aggregate principal amount of the 2022 Notes, representing 16.38% of the previously outstanding 2022 Notes, were validly tendered and accepted. Following settlement of the 2022 Notes December 2020 Tender Offer on January 20, 2021 approximately $136,228 aggregate principal amount of the 2022 Notes will remain outstanding.
The 2025 Notes December Tender Offer expired on January 27, 2021 (one minute after 11:59 p.m., New York City time, on January 26, 2021. As of the expiration date, $108,616 aggregate principal amount of the 2025 Notes, representing 53.97% of

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

the previously outstanding 2025 Notes, were validly tendered and not validly withdrawn pursuant to the 2025 Notes December Tender Offer. We accepted for purchase $20,000 aggregate principal amount of the 2025 Notes that were validly tendered and not validly withdrawn pursuant to the applicable Tender Offer at the expiration date (applying a proration factor of approximately 18.57%). Following settlement of the 2025 Notes Tender Offer on January 29, 2021, approximately $181,250 aggregate principal amount of the 2025 Notes remain outstanding.
On February 1, 2021, we commenced a tender offer to purchase for cash up to $30,000 aggregate principal amount of the 2022 Notes at the purchase price of 103.00, plus accrued and unpaid interest (“2022 Notes February Tender Offer”). The 2022 Notes February Tender Offer will expire at 12:00 midnight, New York City time, on March 2, 2021 (one minute after 11:59 P.M., New York City time, on March 1, 2021), or any other date and time to which the Company extends the 2022 Notes February Tender Offer, unless earlier terminated.
On February 2, 2021, Rocket Software, Inc. fully repaid the $50,000 Second Lien Term Loan receivable to us at par.
On February 9, 2021, we announced the declaration of monthly dividends for our Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Monthly Cash Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
March 2021	3/17/2021	4/1/2021	$0.114583
April 2021	4/21/2021	5/3/2021	$0.114583
May 2021	5/19/2021	6/1/2021	$0.114583

On February 9, 2021, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
February 2021	2/26/2021	3/18/2021	$0.0600
March 2021	3/31/2021	04/22/2021	$0.0600
April 2021	04/30/2021	05/20/2021	$0.0600

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
Our investment objective is to generate both current income and long-term capital appreciation through debt and equity investments. We invest primarily in senior and subordinated secured debt and equity of private companies in need of capital for acquisitions, divestitures, growth, development, recapitalizations and other purposes. We work with the management teams or financial sponsors to seek investments with historical cash flows, asset collateral or contracted pro forma cash flows.
We currently have four primary strategies that guide our origination of investment opportunities: (1) lending to companies, including companies controlled by private equity sponsors and not controlled by private equity sponsors, and including both directly-originated loans and syndicated loans, (2) lending to companies and purchasing controlling equity positions in such companies, including both operating companies and financial services companies, (3) purchasing controlling equity positions and lending to real estate companies, and (4) investing in structured credit. We may also invest in other strategies and opportunities from time to time that we view as attractive. We continue to evaluate other origination strategies in the ordinary course of business with no specific top-down allocation to any single origination strategy.

Lending to Companies - We make directly-originated, agented loans to companies, including companies which are controlled by private equity sponsors and companies that are not controlled by private equity sponsors (such as companies that are controlled by the management team, the founder, a family or public shareholders). This debt can take the form of first lien, second lien, unitranche or unsecured loans. These loans typically have equity subordinate to our loan position. We may also purchase selected equity co-investments in such companies. In addition to directly-originated, agented loans, we also invest in senior and secured loans syndicated loans and high yield bonds that have been sold to a club or syndicate of buyers, both in the primary and secondary markets. These investments are often purchased with a long term, buy-and-hold outlook, and we often look to provide significant input to the transaction by providing anchoring orders. Historically, this strategy has comprised approximately 40%-60% of our portfolio.
Lending to Companies and Purchasing Controlling Equity Positions in Such Companies - This strategy involves purchasing senior and secured yield-producing debt and controlling equity positions in operating companies across various industries. We believe this strategy provides enhanced certainty of closure, liquidity to sellers, and the opportunity for management to continue on in their current roles. These investments are often structured in tax-efficient partnerships, enhancing returns. Historically, this strategy has comprised approximately 15%-25% of our portfolio.
Purchasing Controlling Equity Positions and Lending to Real Estate Companies - We purchase debt and controlling equity positions in tax-efficient real estate investment trusts (“REIT” or “REITs”). The real estate investments of National Property REIT Corp. (“NPRC”) are in various classes of developed and occupied real estate properties that generate current yields, including multi-family properties, student housing, and self-storage. NPRC seeks to identify properties that have historically significant occupancy rates and recurring cash flow generation. NPRC generally co-invests with established and experienced property management teams that manage such properties after acquisition. Additionally, NPRC makes investments in rated secured structured notes (primarily debt of structured credit). NPRC also purchases loans originated by certain consumer loan facilitators. It purchases each loan in its entirety (i.e., a “whole loan”). The borrowers are consumers, and the loans are typically serviced by the facilitators of the loans. Historically, this overall investment strategy has comprised approximately 10%-20% of our business.
Investing in Structured Credit - We make investments in structured credit, often taking a significant position in subordinated structured notes (equity) and rated secured structured notes (debt). The underlying portfolio of each structured credit investment is diversified across approximately 100 to 200 broadly syndicated loans and does not have direct exposure to real estate, mortgages, or consumer-based credit assets. The structured credit portfolios in which we invest are managed by established collateral management teams with many years of experience in the industry. Historically, this overall strategy has comprised approximately 10%-20% of our portfolio.
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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third-party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of December 31, 2020, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $2,394,568 and $2,548,723, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. We consolidate all wholly owned and substantially wholly owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.

Second Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended December 31, 2020, we acquired $181,104 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $146,991, and recorded PIK interest of $17,483, resulting in gross investment originations of $345,578. During the three months ended December 31, 2020, we received full repayments totaling $287,450, received $2,507 of revolver paydowns, and received several partial prepayments, scheduled principal amortization payments, and return of capital distributions, resulting in net repayments of $338,011.

Debt Issuances and Redemptions
During the three months ended December 31, 2020, we repaid $2,124 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus.
During the three months ended December 31, 2020, we issued $42,810 aggregate principal amount of Prospect Capital InterNotes® with a weighted average stated interest rate of 4.84%, to extend our borrowing base. The newly issued notes mature between October 15, 2025 and December 15, 2030 and generated net proceeds of $42,133.
On September 3, 2020, we commenced a tender offer to purchase for cash any and all of the $228,820 aggregate principal amount outstanding of the 2022 Notes (“2022 Notes September Tender Offer”). On October 1, 2020, $6,035 aggregate principal amount of the 2022 Notes, representing 2.64% of the previously outstanding 2022 Notes, were validly tendered and accepted. The 2022 Notes September Tender Offer expired at 12:00 midnight, New York City time, on October 2, 2020 (one minute after 11:59 p.m. New York City time on October 1, 2020). On October 19, 2020, we commenced a tender offer to purchase for cash any and all of the $222,785 aggregate principal amount outstanding of the 2022 Notes (“2022 Notes October Tender Offer”). On November 16, 2020, $59,863 aggregate principal amount of the 2022 Notes, representing 26.87% of the previously outstanding 2022 Notes, were validly tendered and accepted. The 2022 Notes October Tender Offer expired at 12:00 midnight, New York City time, on November 17, 2020 (one minute after 11:59 p.m. New York City time, on November 16, 2020). The 2022 Notes September Tender Offer and the 2022 Notes October Tender Offer resulted in our recognizing a loss of $2,433 during the three months ended December 31, 2020.

On December 16, 2020, we commenced a tender offer to purchase for cash any and all of the $162,922 aggregate principal outstanding amount of the 2022 Notes (“2022 Notes December 2020 Tender Offer”). The 2022 Notes December 2020 Tender Offer expired at 12:00 midnight, New York City time, on January 15, 2021 (one minute after 11:59PM, on January 14, 2021).
On November 17, 2020, we commenced a tender offer to purchase for cash up to $30,000 aggregate principal amount of the 2023 Notes (“2023 Notes November Tender Offer”), of which $320,000 aggregate principal amount was previously outstanding. On December 15, 2020, $36,644 aggregate principal amount of the 2023 Notes were tendered, of which, $30,000 aggregate principal amount, representing 9.38% of the previously outstanding 2023 Notes, were validly accepted pursuant to the applicable 2023 Notes November Tender Offer (applying a proration factor of approximately 82.27%. The 2023 Notes November Tender Offer expired at 12:00 midnight, New York City time, on December 16,2020 (one minute after 11:59 p.m., New York City time, on December 15, 2020). The 2023 Notes November Tender Offer resulted in our recognizing a loss of $1,694 during the three months ended December 31, 2020.
On November 17, 2020, we commenced a tender offer to purchase for cash up to $10,000 aggregate principal amount of the 6.375% 2024 Notes (“6.375% 2024 Notes November Tender Offer”), of which $100,000 aggregate principal amount was previously outstanding. On December 15, 2020, $11,848 aggregate principal amount of the 6.375% 2024 Notes were tendered, of which, $10,000 aggregate principal amount, representing 10% of the previously outstanding 6.375% 2024 Notes, were validly accepted pursuant to the applicable 6.375% 2024 Notes Tender Offer (applying a proration factor of approximately 84.56%). The 6.375% 2024 Notes November Tender Offer expired at 12:00 midnight, New York City time, on December 16, 2020 (one minute after 11:59 p.m., New York City time, on December 15, 2020). The 6.375% 2024 Notes November Tender Offer resulted in our recognizing a loss of $866 during the three months ended December 31, 2020.
Equity Issuances
On October 22, 2020, November 19, 2020, and December 24, 2020 we issued 1,815,585, 1,772,218, and 1,732,884 shares of our common stock in connection with the common stock dividend reinvestment plan, respectively.

On October 30, 2020, we entered into a Dealer Manager Agreement with Incapital LLC, pursuant to which Incapital LLC has agreed to serve as the Company’s agent and dealer manager for the Company’s offering of up to 10,000,000 shares, par value $0.001 per share, of 5.50% Series AA1 Preferred Stock, with a liquidation preference of $25.00 per share (the “stated value”) (the “Series AA1 Preferred Stock”, and together with the Series A1 Preferred Stock, Series M1 Preferred Stock and Series M2 Preferred Stock, the “Preferred Stock”). In connection with such offering, on October 30, 2020, we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland, reclassifying and designating 20,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of Preferred Stock as Convertible Preferred Stock.
During the six months ended December 31, 2020, we issued 551,424 shares of our 5.50% Series A1 Preferred Stock for net proceeds of $12,407, excluding offering costs.
Investment Holdings
At December 31, 2020, we have $5,625,405, or 162.7%, of our net assets invested in 122 long-term portfolio investments and CLOs.
Our annualized current yield was 12.2% and 11.4% as of December 31, 2020 and June 30, 2020, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 9.9% and 9.7% as of December 31, 2020 and June 30, 2020, respectively, across all investments. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.
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
As of December 31, 2020, we own controlling interests in the following portfolio companies: CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”); Kickapoo Ranch Pet Resort (“Kickapoo”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); R-V Industries, Inc. (“R-V”); Universal Turbine Parts, LLC (“UTP”); USES Corp. (“USES”); and Valley Electric Company, Inc. (“Valley Electric”). In June 2019, CP Energy purchased a controlling interest of the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $13,156 in senior secured term loans (the “Spartan Term Loan A”) due to us as of December 31, 2020. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as control investment. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loan A.
As of December 31, 2020, we also own affiliated interests in Nixon, Inc. (“Nixon”), PGX Holdings, Inc. (“PGX”), and Targus Cayman HoldCo Limited (“Targus”).

The following shows the composition of our investment portfolio by level of control as of December 31, 2020 and June 30, 2020:

	December 31, 2020				June 30, 2020
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$2,394,568	41.0%	$2,548,723	45.3%	$2,286,725	39.5%	$2,259,292	43.2%
Affiliate Investments	154,176	2.6%	263,935	4.7%	163,484	2.8%	187,537	3.6%
Non-Control/Non-Affiliate Investments	3,293,434	56.4%	2,812,747	50.0%	3,332,509	57.7%	2,785,499	53.2%
Total Investments	$5,842,178	100.0%	$5,625,405	100.0%	$5,782,718	100.0%	$5,232,328	100.0%
The following shows the composition of our investment portfolio by type of investment as of December 31, 2020 and June 30, 2020:

	December 31, 2020				June 30, 2020
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Revolving Line of Credit	$25,211	0.4%	$25,178	0.4%	$38,469	0.7%	$36,944	0.7%
Senior Secured Debt	2,723,160	46.6%	2,635,490	46.9%	2,586,769	44.8%	2,422,523	46.3%
Subordinated Secured Debt	1,294,888	22.2%	1,195,622	21.2%	1,424,633	24.6%	1,269,398	24.3%
Subordinated Unsecured Debt	6,058	0.1%	—	—%	43,935	0.8%	51,079	1.0%
Subordinated Structured Notes	1,100,244	18.9%	745,390	13.3%	1,089,079	18.8%	708,961	13.5%
Preferred Stock	276,213	4.7%	15,567	0.3%	250,020	4.3%	14,430	0.3%
Common Stock	187,162	3.2%	650,649	11.6%	140,986	2.4%	394,832	7.5%
Membership Interest	229,242	3.9%	328,588	5.8%	208,827	3.6%	310,252	5.9%
Participating Interest(1)	—	—%	28,921	0.5%	—	—%	23,909	0.5%
Total Investments	$5,842,178	100.0%	$5,625,405	100.0%	$5,782,718	100.0%	$5,232,328	100.0%
(1)Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.
The following shows our investments in interest bearing securities by type of investment as of December 31, 2020 and June 30, 2020:

	December 31, 2020				June 30, 2020
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien	$2,748,371	53.4%	$2,660,668	57.8%	$2,615,252	50.5%	$2,450,928	54.7%
1.5 Lien	16,909	0.3%	16,909	0.4%	1,981	—%	1,981	—%
Second Lien(1)	1,274,009	24.7%	1,174,743	25.5%	1,428,648	27.6%	1,271,966	28.3%
Third Lien	3,970	0.1%	3,970	0.1%	3,990	0.1%	3,990	0.1%
Unsecured	6,058	0.1%	—	—%	43,935	0.8%	51,079	1.1%
Subordinated Structured Notes	1,100,244	21.4%	745,390	16.2%	1,089,079	21.0%	708,961	15.8%
Total Interest Bearing Investments	$5,149,561	100.0%	$4,601,680	100.0%	$5,182,885	100.0%	$4,488,905	100.0%
(1)As of June 30, 2020, includes the Second Lien Revolving Credit Facility to Edmentum, Inc., which is otherwise classified as Revolving Line of Credit.

The following shows the composition of our investment portfolio by industry as of December 31, 2020 and June 30, 2020:

	December 31, 2020				June 30, 2020
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$93,060	1.6%	$84,841	1.5%	$88,208	1.5%	$85,627	1.6%
Air Freight & Logistics	12,500	0.2%	11,300	0.2%	12,500	0.2%	10,755	0.2%
Auto Components	66,743	1.1%	67,553	1.2%	26,776	0.5%	24,867	0.5%
Chemicals	30,929	0.5%	31,066	0.6%	31,837	0.6%	31,891	0.6%
Commercial Services & Supplies	272,169	4.8%	208,722	3.7%	368,577	6.4%	294,277	5.6%
Communications Equipment	59,673	1.0%	57,723	1.0%	59,638	1.0%	50,837	1.0%
Construction & Engineering	69,935	1.2%	148,330	2.6%	68,874	1.2%	129,296	2.5%
Consumer Finance	528,970	9.1%	697,435	12.5%	506,771	8.8%	645,726	12.3%
Distributors	275,329	4.7%	176,716	3.1%	278,331	4.8%	175,931	3.4%
Diversified Consumer Services	153,749	2.6%	242,921	4.4%	163,057	2.8%	169,615	3.2%
Diversified Financial Services	30,165	0.5%	30,165	0.5%	30,165	0.5%	30,165	0.6%
Diversified Telecommunication Services	55,523	1.0%	55,886	1.0%	57,098	1.0%	55,311	1.1%
Energy Equipment & Services	271,737	4.7%	69,065	1.2%	266,618	4.6%	82,236	1.6%
Entertainment	49,891	0.9%	49,600	0.9%	50,601	0.9%	49,017	0.9%
Equity Real Estate Investment Trusts (REITs)	574,038	9.8%	911,873	16.2%	486,268	8.4%	753,583	14.4%
Food Products	31,869	0.5%	32,133	0.6%	24,853	0.4%	25,000	0.5%
Health Care Equipment & Supplies	7,476	0.1%	6,029	0.1%	7,474	0.1%	5,606	0.1%
Health Care Providers & Services	521,193	8.9%	551,993	9.8%	533,188	9.2%	495,402	9.5%
Hotels, Restaurants & Leisure	23,971	0.4%	22,463	0.4%	23,501	0.4%	21,008	0.4%
Household Durables	15,902	0.3%	19,340	0.3%	24,437	0.4%	24,362	0.5%
Household Products	24,313	0.4%	24,313	0.4%	15,915	0.3%	16,066	0.3%
Insurance	21,358	0.4%	21,641	0.4%	12,796	0.2%	12,744	0.2%
Interactive Media & Services	190,427	3.3%	190,427	3.4%	200,728	3.5%	200,728	3.8%
Internet & Direct Marketing Retail	54,944	0.9%	56,421	1.0%	15,706	0.3%	16,440	0.3%
IT Services	189,556	3.2%	189,592	3.5%	203,285	3.5%	204,061	3.9%
Leisure Products	22,524	0.4%	22,491	0.4%	24,519	0.4%	24,319	0.5%
Machinery	93,171	1.6%	103,790	1.8%	84,234	1.5%	87,220	1.7%
Media	106,533	1.8%	97,307	1.7%	117,524	2.0%	100,592	1.9%
Online Lending	19,200	0.3%	19,200	0.3%	45,950	0.8%	45,950	0.9%
Paper & Forest Products	15,828	0.3%	15,840	0.3%	15,788	0.3%	15,788	0.3%
Personal Products	247,967	4.2%	69,629	1.2%	246,702	4.3%	59,907	1.1%
Professional Services	91,601	1.6%	94,409	1.7%	104,164	1.8%	106,542	2.0%
Real Estate Management & Development	31,327	0.5%	31,327	0.6%	31,747	0.5%	31,747	0.6%
Software	75,212	1.3%	75,919	1.3%	75,208	1.3%	73,745	1.4%
Technology Hardware, Storage & Peripherals	12,423	0.2%	12,500	0.2%	12,415	0.2%	12,318	0.2%
Textiles, Apparel & Luxury Goods	204,093	3.5%	222,444	4.0%	205,874	3.6%	221,227	4.2%
Trading Companies & Distributors	65,111	1.1%	25,511	0.5%	65,450	1.1%	26,599	0.5%
Transportation Infrastructure	30,324	0.5%	30,900	0.5%	27,662	0.5%	27,662	0.5%
Subtotal	$4,640,734	79.4%	$4,778,815	85.0%	$4,614,439	79.8%	$4,444,167	84.8%
Structured Finance(1)	$1,201,444	20.6%	$846,590	15.0%	$1,168,279	20.2%	$788,161	15.2%
Total Investments	$5,842,178	100.0%	$5,625,405	100.0%	$5,782,718	100.0%	$5,232,328	100.0%
(1) Our SSN investments do not have industry concentrations and as such have been separated in the tables above. As of December 31, 2020 and June 30, 2020, Structured Finance includes $101,200 and $79,200, respectively, of senior secured debt investments held through our investment in NPRC and it’s wholly-owned subsidiary.

Portfolio Investment Activity
Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans, though we also continue to close select junior debt and equity investments. For information regarding investment activity for the six months ended December 31, 2020 and December 31, 2019 are presented below:

	Six months ended December 31,
	2020	2019
Investments made in new portfolio companies	$282,515	$225,731
Follow-on investments made in existing portfolio companies (1)	200,380	169,226
Revolver advances	2,000	5,044
PIK interest	37,824	21,175
Total acquisitions	$522,719	$421,176

Acquisitions by portfolio composition
1st Lien Term Loan	$355,892	$250,450
Subordinated Secured Debt	138,014	133,441
Rated Secured Structured Notes	—	5,534
Subordinated Unsecured Debt	2,620	693
Equity	26,193	31,058
Total acquisitions by portfolio composition	$522,719	$421,176

Investments sold	—	$16,000
Partial repayments (2)	95,199	178,459
Full repayments	384,937	477,824
Revolver paydowns	3,284	4,693
Total dispositions	$483,420	$676,976

Dispositions by portfolio composition
1st Lien Term Loan	$233,865	$470,666
Subordinated Secured Debt	195,656	149,087
Rated Secured Structured Notes	—	50,237
Subordinated Structured Notes	—	2,420
Subordinated Unsecured Debt	54,880	289
Equity	(981)	4,277
Total dispositions by portfolio composition	$483,420	$676,976

Weighted average interest rates for new investments by portfolio composition (3)
1st Lien Term Loan	9.55%	8.88%
Subordinated Secured Debt	9.38%	10.30%
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $5,625,405.
Our portfolio companies are generally lower middle market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
Impact of the novel coronavirus (the “Wuhan Virus”) pandemic
As of December 31, 2020, there remains to be global uncertainty surrounding the Wuhan Virus pandemic, which has caused severe disruptions in the global economy and has negatively impacted the fair value and performance of certain investments since the pandemic began. For the three months ended December 31, 2020, the resulting changes in net unrealized depreciation on investments were largely due to widening credit spreads as market participants expected a higher yield on similar investments given the significant market volatility generated by the Wuhan Virus pandemic. To a lesser extent, the changes in net unrealized depreciation on investments for certain of our portfolio companies also reflected other factors such as specific industry concerns, uncertainty about the duration of business shutdowns and near-term liquidity needs. For additional information concerning the Wuhan Virus pandemic and its potential impact on our business and our operating results, see Part II, Item 1A. Risk Factors, “Risk Factors - The Wuhan Virus pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.”

Control Company Investments
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the six months ended December 31, 2020.
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings, a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy, and the remaining equity is owned by CP Energy management. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries.
On April 6, 2018, Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”), a previously controlled portfolio company, merged with and into CP Energy, with CP Energy continuing as the surviving corporation. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Holdings, which owns 100% of Spartan, a portfolio company of Prospect with $13,156 in senior secured term loans due to us as of December 31, 2020. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loan A is presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. On December 30, 2019, Wolf Energy LLC, Wolf Energy Services LLC, and AEH LLC (collectively referred to as “Wolf Energy”), a previously controlled portfolio company, merged with and into CP Energy, with CP Energy continuing as the surviving corporation. See Note 14 in our Consolidated Financial Statements for further discussion.
The fair value of our investment in CP Energy decreased to $56,753 as of December 31, 2020, which is a discount of $171,092 from its amortized cost, compared to a fair value of $69,885 as of June 30, 2020, representing a discount of $152,841 to its amortized cost. The increase in discount to amortized cost resulted from a decline in financial performance and corresponding valuation multiples as a result of headwinds in the oil and gas industry, primarily associated with the demand imbalance stemming from the novel coronavirus.
First Tower Finance Company LLC
Prospect owns 100% of the equity of First Tower Delaware, a consolidated holding company. First Tower Delaware owns 80.1% of First Tower Finance. First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.
The fair value of our investment in First Tower increased to $530,641 as of December 31, 2020, representing a premium of $177,325 to its amortized cost basis compared to a fair value of $508,465 as of June 30, 2020, a premium of $150,250 to its amortized cost. The increase in premium to amortized cost was driven by strong financial performance.
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
The fair value of our investment in InterDent increased to $304,371 as of December 31, 2020, a premium of $29,997 to its amortized cost basis compared to a fair value of $230,757 as of June 30, 2020, a discount of $36,296 to its amortized cost. The increase in premium to amortized cost was driven by strong financial performance.
National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties, self-storage, and student housing properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly owned subsidiaries, NPRC invests in online consumer loans and RSSNs. As of December 31, 2020, we own 100% of the fully-diluted common equity of NPRC.

During the six months ended December 31, 2020, we received partial repayments of $38,750 of our loans previously outstanding with NPRC, and provided $121,770 of debt financing to NPRC for the acquisition of real estate properties, to fund capital expenditures for existing real estate properties, to provide working capital, and to fund purchases of rated secured structured notes.
The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 24 to 84 months. As of December 31, 2020, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 4,990 individual loans and residual interest in four securitizations, and had an aggregate fair value of $20,209. The average outstanding individual loan balance is approximately $3 and the loans mature on dates ranging from January 1, 2021 to April 19, 2025 with a weighted-average outstanding term of 18 months as of December 31, 2020. Fixed interest rates range from 6.0% to 36.0% with a weighted-average current interest rate of 21.5%. As of December 31, 2020, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $19,200.
As of December 31, 2020, based on outstanding principal balance, 15.7% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 36.0% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 48.3% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$2,223	$2,138	6.0% - 24.1%	12.5%
Prime	5,101	4,846	6.0% - 32.0%	18.1%
Near Prime	6,840	6,666	6.0% - 36.0%	26.9%
*Weighted by outstanding principal balance of the online consumer loans.

The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of December 31, 2020, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 34 investments with a fair value of $193,165 and face value of $208,342. The average outstanding note is approximately $6,128 with an expected maturity date ranging from April 2026 to April 2029 and weighted-average expected maturity of 7 years as of December 31, 2020. Coupons range from three-month Libor (“3ML”) plus 5.45% to 9.45% with a weighted-average coupon of 3ML + 7.16%. As of December 31, 2020, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $101,200.
As of December 31, 2020, based on outstanding notional balance, 25% of the portfolio was invested in Single - B rated tranches and 75% of the portfolio in BB rated tranches.
As of December 31, 2020, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $694,438 and a fair value of $1,032,273, including our investment in online consumer lending and rated secured structured notes as discussed above. The fair value of $894,806 related to NPRC’s real estate portfolio was comprised of forty-four multi-families properties, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of December 31, 2020.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	13,494
3	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	11,019
4	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,412
5	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	23,929
6	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	17,002
7	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	13,652
8	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	9,886
9	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	12,952
10	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
11	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
12	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	84,766
13	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	15,465
14	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,631
15	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	29,823
16	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	16,969
17	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	17,204
18	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	24,617
19	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	19,136
20	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,673
21	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	26,038
22	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	43,064
23	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
24	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
25	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
26	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
27	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	51,136
28	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
29	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	14,679
30	JSIP Union Place, LLC	Franklin, MA	12/7/2016	64,750	51,800
31	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
32	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
33	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
34	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	54,794
35	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	19,025
36	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
37	Laurel Pointe Holdings, LLC	Forest Park, GA	5/9/2018	33,005	26,400
38	Bradford Ridge Holdings, LLC	Forest Park, GA	5/9/2018	12,500	10,000
39	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
40	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	39,525
41	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	19,335
42	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
43	Ashwood Ridge Holdings LLC	Jonesboro, GA	9/21/2018	9,600	7,300
44	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
45	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
46	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
47	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
48	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	30,127
49	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	14,662
50	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
51	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	27,590
52	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
53	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
54	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	39,105
55	NPRC Grayson LLC	Grayson, GA	12/14/2020	47,860	35,895
				$2,093,909	$1,763,176
The fair value of our investment in NPRC increased to $1,032,273 as of December 31, 2020, a premium of $337,835 from its amortized cost basis compared to a fair value of $878,733 as of June 30, 2020, representing a premium of $267,315. The increase in premium is primarily driven by compression of capitalization rates and growth in net operating income in our real estate portfolio.

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
The fair value of our investment in USES increased to $33,890 as of December 31, 2020, a discount of $34,329 from its amortized cost basis, compared to a fair value of $17,325 as of June 30, 2020, representing a discount of $48,894 to it amortized cost. The decrease in discount to amortized cost resulted from improved financial performance.

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

The fair value of our investment in Valley Electric increased to $148,330 as of December 31, 2020, a premium of $78,395 to its amortized cost, compared to a fair value of $129,296 as of June 30, 2020, representing a $60,422 premium to its amortized cost. The increase in premium to amortized cost was driven by strong financial performance and improving market conditions.

Our controlled investments, including those discussed above, are valued at $154,155 above their amortized cost as of December 31, 2020.
Affiliate and Non-Control Company Investments

We hold three affiliate investments at December 31, 2020 with a total fair value of $263,935, a premium of $109,759 from their combined amortized cost, compared to a fair value of $187,537 as of June 30, 2020, representing a $24,053 premium to its amortized cost. The increase in premium is primarily driven by our investment in PGX Holdings, Inc. (“Progrexion”), which is valued at a premium of $88,550 at December 31, 2020 compared to a premium of $180 as of June 30, 2020. The increase in Progrexion’s premium to amortized cost was driven by strong financial performance. During the three months ended December 31, 2020, our affiliate investment in Edmentum was repaid and we recorded a realized gain of $3,424.
With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. However, as of December 31, 2020, two of our non-control/ non-affiliate investments, Engine Group, Inc. (“Engine”) and USC are valued at discounts to amortized cost of $28,548 and $98,474, respectively. As of December 31, 2020, our CLO investment portfolio is valued at a $354,857 discount to amortized cost. Excluding Engine, USC, and the CLO investment portfolio, the fair value of our non-control/non-affiliate investments at December 31, 2020 increased and are valued at $1,192 above their amortized cost, compared to a discount of $35,674 recorded at June 30, 2020. This increase is driven largely by tightening credit spreads as market participants expected a lower yield on similar investments given the level of volatility generated by the Wuhan Virus pandemic declined.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of December 31, 2020 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in April 2017 (with a follow-on issuance in May 2018) and March 2019; Public Notes which we issued in March 2013, December 2015 (and from time to time through our 2024 Notes Follow-on Program), June 2018 (and from time to time through our 2028 Notes Follow-on Program), October 2018, and December 2018 (and from time to time through our 2029 Notes Follow-on Program); and Prospect Capital InterNotes® which we issue from time to time. As of December 31, 2020, our equity capital is comprised of common and preferred equity.

The following table shows our outstanding debt as of December 31, 2020.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value(1)		Effective Interest Rate
Revolving Credit Facility(2)	$284,895	$8,047	$284,895	(3)	$284,895		1ML+2.20%	(6)

2022 Notes	162,922	1,784	161,138		168,867	(4)	5.65%	(7)
2025 Notes	201,250	4,787	196,463		209,705	(4)	6.63%	(7)
Convertible Notes	364,172		357,601		378,572

6.375% 2024 Notes	90,000	582	89,418		95,499	(4)	6.56%	(7)
2023 Notes	290,000	1,811	288,189		301,789	(4)	6.07%	(7)
2024 Notes	233,788	3,498	230,290		235,471	(4)	6.76%	(7)
2028 Notes	70,761	2,039	68,722		72,318	(4)	6.77%	(7)
2029 Notes	69,170	2,249	66,921		71,494	(4)	7.38%	(7)
Public Notes	753,719		743,540		776,571

Prospect Capital InterNotes®	759,007	13,278	745,729		835,400	(5)	5.99%	(8)
Total	$2,161,793		$2,131,765		$2,275,438
(1)As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of December 31, 2020.
(2)The maximum draw amount of the Revolving Credit facility as of December 31, 2020 is $1,077,500.
(3)Net Carrying Value excludes deferred financing costs associated with the Revolving Credit Facility. See Critical Accounting Policies and Estimates for accounting policy details.
(4)We use available market quotes to estimate the fair value of the Convertible Notes and Public Notes.
(5)The fair value of Prospect Capital InterNotes® is estimated by discounting remaining payments using current Treasury rates plus spread based on observable market inputs.
(6)Represents the rate on drawn down and outstanding balances. Deferred debt issuance costs are amortized on a straight-line method over the stated life of the obligation.
(7)The effective interest rate is equal to the effect of the stated interest, the accretion of original issue discount and amortization of debt issuance costs. For the 2024 Notes, the 2028 Notes, and the 2029 Notes, the rate presented is a combined effective interest rate of their respective original Note issuances and Note Follow-on Programs.
(8)For the Prospect Capital InterNotes®, the rate presented is the weighted average effective interest rate. Interest expense and deferred debt issuance costs, which are amortized on a straight-line method over the stated life of the obligation which approximates level yield, are weighted against the average year-to-date principal balance.
The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of December 31, 2020.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$284,895	$—	$—	$284,895	$—
Convertible Notes	364,172	—	162,922	201,250	—
Public Notes	753,719	—	290,000	323,788	139,931
Prospect Capital InterNotes®	759,007	—	18,825	309,263	430,919
Total Contractual Obligations	$2,161,793	$—	$471,747	$1,119,196	$570,850

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

On September 9, 2019, we amended the 2018 Facility and closed an expanded revolving credit facility (the “2019 Facility” and collectively with the 2014 Facility and the 2018 Facility, the “Revolving Credit Facility”). The lenders had extended commitments of $1,077,500 as of December 31, 2020. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The Revolving Credit Facility Facility matures on September 9, 2024. It includes a revolving period that extends through September 9, 2023, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due, if required by the lenders.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. The Revolving Credit Facility also requires the maintenance of a minimum liquidity requirement. As of December 31, 2020, we were in compliance with the applicable covenants.
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
For the six months ended December 31, 2020 and December 31, 2019, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Average stated interest rate	2.35%	4.03%	2.36%	4.19%
Average outstanding balance	$379,027	$135,359	$378,070	$111,565

As of December 31, 2020 and June 30, 2020, we had $441,440 and $545,496, respectively, available to us for borrowing under the Revolving Credit Facility, net of $284,895 and $237,536 outstanding borrowings as of the respective balance sheet dates. As of December 31, 2020, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,479,462, which represents 26.1% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,077,500. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $10,904 of new fees and $7,787 were carried over for continuing participants from the previous facilities, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of December 31, 2020, $8,047 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended December 31, 2020 and December 31, 2019, we recorded $$4,630 and $5,552, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On September 3, 2020, we commenced a tender offer to purchase for cash up to $228,820 aggregate principal amount of the 2022 Notes at the purchase price of 101.00, plus accrued and unpaid interest (“2022 Notes September Tender Offer”). On October 1, 2020, $6,035 aggregate principal amount of the 2022 Notes, representing 2.64% of the previously outstanding 2022 Notes, were validly tendered and accepted. On October 19, 2020, we commenced a tender offer to purchase for cash any and all of the $222,785 aggregate principal amount outstanding of the 2022 Notes at the purchase price of 102.625, plus accrued and unpaid interest (“2022 Notes October Tender Offer”). On November 16, 2020, $59,863 aggregate principal amount of the 2022 Notes, representing 26.87% of the previously outstanding 2022 Notes, were validly tendered and accepted. The 2022 Notes September Tender Offer and the 2022 Notes October Tender Offer resulted in our recognizing a loss of $2,433 during the three months ended December 31, 2020.
On December 16, 2020, we commenced a tender offer to purchase for cash any and all of the $162,922 aggregate principal outstanding amount of the 2022 Notes at the purchase price of 103.50, plus accrued and unpaid interest (“2022 Notes December 2020 Tender Offer”). The 2022 Notes December 2020 Tender Offer expired at 12:00 midnight, New York City time, on January 15, 2021 (one minute after 11:59 PM, on January 14, 2021). As of December 31, 2020, the outstanding aggregate principal amount of the 2022 Notes is $162,922.
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

On December 28, 2020, we commenced a tender offer to purchase for cash up to $20,000 aggregate principal amount of the 2025 Notes at the purchase price of 111.00, plus accrued and unpaid interest (“2025 Notes December Tender Offer”). The 2025 Notes December Tender Offer expired at 12:00 midnight, New York City time, on January 27, 2021 (one minute after 11:59 PM, on January 26, 2021). As of December 31, 2020, the outstanding aggregate principal amount of the 2025 Notes is $201,250.

Certain key terms related to the convertible features for the 2020 Notes, the 2022 Notes, and the 2025 Notes (collectively, the “Convertible Notes”) are listed below.

	2022 Notes	2025 Notes
Initial conversion rate(1)	100.2305	110.7420
Initial conversion price	$9.98	$9.03
Conversion rate at December 31, 2020(1)(2)	100.2305	110.7420
Conversion price at December 31, 2020(2)(3)	$9.98	$9.03
Last conversion price calculation date	4/11/2020	3/1/2020
Dividend threshold amount (per share)(4)	$0.083330	$0.060000
(1)Conversion rates denominated in shares of common stock per $1 principal amount of the Convertible Notes converted.
(2)Represents conversion rate and conversion price, as applicable, taking into account certain de minimis adjustments that will be made on the conversion date.
(3)The conversion price will increase only if the current monthly dividends (per share) exceed the dividend threshold amount (per share).

(4)The conversion rate is increased if monthly cash dividends paid to common shares exceed the monthly dividend threshold amount, subject to adjustment. Current dividend rates are at or below the minimum dividend threshold amount for further conversion rate adjustments for all bonds.
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
In connection with the issuance of the Convertible Notes, we recorded a discount of $4,025 and debt issuance costs of $19,950 which are being amortized over the terms of the Convertible Notes. As of December 31, 2020, $2,960 of the original issue discount and $3,611 of the debt issuance costs remain to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended December 31, 2020 and December 31, 2019, we recorded $6,170 and $9,706, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the six months ended December 31, 2020 and December 31, 2019, we recorded $13,035 and $20,361, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.

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
On November 17, 2020, we commenced a tender offer to purchase for cash up to $30,000 aggregate principal amount of the 2023 Notes at the purchase price of 105.00, plus accrued and unpaid interest (“2023 Notes November Tender Offer”). On December 15, 2020, $36,644 aggregate principal amount of the 2023 Notes were tendered, of which, $30,000 aggregate principal amount, representing 9.38% of the previously outstanding 2023 Notes, were validly accepted pursuant to the applicable 2023 Notes November Tender Offer (applying a proration factor of approximately 82.27%. The 2023 Notes November Tender Offer resulted in our recognizing a loss of $1,694 during the three months ended December 31, 2020. As of December 31, 2020, the outstanding aggregate principal amount of the 2023 Notes is $290,000.

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
During the year ended June 30, 2019, we issued an additional $35,162 aggregate principal amount under the Second 2024 Notes ATM, for net proceeds of $34,855, after commissions and offering costs. On March 20, 2020, we commenced a tender offer to purchase for cash any and all of the $234,443 aggregate principal amount of the 2024 Notes (“2024 Notes March Tender Offer”). On March 31, 2020, $655 aggregate principal amount of the 2024 Notes, representing 0.3% of the previously outstanding 2024 Notes, were validly tendered and accepted. The 2024 Notes March Tender Offer, resulted in our recognizing a gain of $203 during the three months ended March 31, 2020. As of December 31, 2020, the outstanding aggregate principal amount of the 2024 Notes is $233,788.

On June 7, 2018, we issued $55,000 aggregate principal amount of unsecured notes that mature on June 15, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts and offering costs were $53,119. On July 2, 2018, we entered into an ATM program with B. Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2028 Notes (“2028 Notes ATM” or “2028 Notes Follow-on Program”). The 2028 Notes are listed on the NYSE and trade thereon under the ticker “PBY.” During the year ended June 30, 2019, we issued an additional $15,761 aggregate principal amount under the 2028 Notes ATM, for net proceeds of $15,530, after commissions and offering costs. As of December 31, 2020, the outstanding aggregate principal amount of the 2028 Notes is $70,761.
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
On November 17, 2020, we commenced a tender offer to purchase for cash up to $10,000 aggregate principal amount of the 6.375% 2024 Notes at the purchase price of 108.00, plus accrued and unpaid interest (“6.375% 2024 Notes November Tender Offer”). On December 15, 2020, $11,848 aggregate principal amount of the 6.375% 2024 Notes were tendered, of which, $10,000 aggregate principal amount, representing 10% of the previously outstanding 6.375% 2024 Notes, were validly accepted pursuant to the applicable 6.375% 2024 Notes Tender Offer (applying a proration factor of approximately 84.56%). The 6.375% 2024 Notes November Tender Offer resulted in our recognizing a loss of $866 during the three months ended December 31, 2020. As of December 31, 2020, the outstanding aggregate principal amount of the 6.375% 2024 Notes is $90,000.

On December 5, 2018, we issued $50,000 aggregate principal amount of unsecured notes that mature on June 15, 2029 (the “2029 Notes”). The 2029 Notes bear interest at a rate of 6.875% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning March 15, 2019. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts and offering costs, were $48,057. On February 9, 2019, we entered into an ATM program with B. Riley FBR, Inc., BB&T Capital Markets, and Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2029 Notes (“2029 Notes ATM” or “2029 Notes Follow-on Program”). The 2029 Notes are listed on the NYSE and trade thereon under the ticker “PBC.” During the year ended June 30, 2019, we issued an additional $19,170 aggregate principal amount under the 2029 Notes ATM, for net proceeds of $18,523, after commissions and offering costs. As of December 31, 2020, the outstanding aggregate principal amount of the 2029 Notes is $69,170.

The 2023 Notes, the 2024 Notes, the 2028 Notes, the 6.375% 2024 Notes, and the 2029 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $4,024 and debt issuance costs of $16,054, which are being amortized over the term of the notes. As of December 31, 2020, $1,730 of the original issue discount and $8,449 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended December 31, 2020 and December 31, 2019, we recorded $12,719 and $12,829, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the six months ended December 31, 2020 and December 31, 2019, we recorded $25,562 and $25,647, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
On February 13, 2020, the September 2019 Selling Agent Agreement was terminated, and we entered into a new selling agent agreement with Incapital LLC (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with the previously authorized selling agent agreements, the “InterNotes® Offerings”). Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of December 31, 2020, $759,007 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the six months ended December 31, 2020, we issued $81,467 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $80,203. These notes were issued with stated interest rates ranging from 4.25% to 6.00% with a weighted average interest rate of 5.12%. These notes mature between July 15, 2025 and December 15, 2030.

The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2020:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$49,426	4.25%-5.50%	4.99%	July 15, 2025 – December 15, 2025
7	13,064	4.50%-5.75%	5.18%	July 15, 2027 – December 15, 2027
10	18,977	4.75%-6.00%	5.40%	July 15, 2030 – December 15, 2030
	$81,467
During the six months ended December 31, 2019, we issued $158,078 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $155,409. These notes were issued with stated interest rates ranging from 3.75% to 5.50% with a weighted average interest rate of 4.35%. These notes mature between July 15, 2024 and January 15, 2030 .

The following table summarizes the Prospect Capital InterNotes® issued during the six months ended December 31, 2019:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$67,426	3.75%-5.00%	4.19%	July 15, 2024 – January 15, 2025
7	35,277	4.00%–5.25%	4.27%	July 15, 2026 – January 15, 2027
10	55,375	3.75%–5.50%	4.59%	July 15, 2029 – January 15, 2030
	$158,078
During the six months ended December 31, 2020, we repaid $2,689 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the six months ended December 31, 2020 was $69.

The following table summarizes the Prospect Capital InterNotes® outstanding as of December 31, 2020:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$267,626	3.75% – 5.75%	4.85%	September 15, 2023 – December 15, 2025
7	117,375	4.00% – 6.00%	5.11%	July 15, 2024 – December 15, 2027
8	24,180	4.50% – 5.75%	4.67%	August 15, 2025 – July 15, 2026
10	178,198	3.75% – 6.25%	5.33%	January 15, 2024 – December 15, 2030
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	16,826	5.75% – 6.00%	5.79%	May 15, 2028 – November 15, 2028
18	18,656	4.50% – 6.25%	5.58%	December 15, 2030 – August 15, 2031
20	3,777	5.75% – 6.00%	5.89%	November 15, 2032 – October 15, 2033
25	30,676	6.25% – 6.50%	6.39%	August 15, 2038 – May 15, 2039
30	98,715	5.50% – 6.75%	6.25%	November 15, 2042 – October 15, 2043
	$759,007

During the six months ended December 31, 2019, we redeemed, prior to maturity $240,188 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 5.07% in order to replace shorter maturity debt with longer-term debt. During the six months ended December 31, 2019, we repaid $3,180 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the six months ended December 31, 2019 was $2,279.

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
	$680,229
In connection with the issuance of Prospect Capital InterNotes®, we incurred $30,267 of fees which are being amortized over the term of the notes, of which $13,278 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of December 31, 2020.
During the three months ended December 31, 2020 and December 31, 2019, we recorded $10,208 and $8,972, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the six months ended December 31, 2020 and December 31, 2019, we recorded $19,916 and $18,975, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Net Asset Value
During the six months ended December 31, 2020, our net asset value increased by $400,659. After reducing our net asset value by the stated value of our cumulative preferred stock issuances, our net asset value available to common stockholders increased by $386,873, or $0.78 per common share. The increase was primarily attributable to an increase in net realized and net change in unrealized gains of $334,607, or $0.88 per weighted average common share. During the six months ended December 31, 2020, net investment income of $139,106, or $0.37 per weighted average common share, also exceeded distributions to common and preferred stockholders of $136,731 (including distributions classified as return of capital distributions to common stockholders), or $0.36 per weighted average common share, resulting in a net increase of $0.01 per weighted average common share. The increase was primarily offset by $0.10 of dilution per common share related to common stock issuances through our common stock dividend reinvestment program for the six months ended December 31, 2020. The following table shows the calculation of net asset value per common share as of December 31, 2020 and June 30, 2020.

	December 31, 2020	June 30, 2020
Net assets	$3,456,520	$3,055,861
Preferred Stock	(13,786)	—
Net assets available to common stockholders	$3,442,734	$3,055,861
Shares of common stock issued and outstanding	384,097,645	373,538,499
Net asset value per common share	$8.96	$8.18

Results of Operations
Operating results for the three and six months ended December 31, 2020 and December 31, 2019 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Investment income	$172,292	$161,917	$315,172	$323,800
Operating expenses	90,731	94,032	176,066	184,855
Net investment income	81,561	67,885	139,106	138,945
Net realized gains (losses) from investments	3,727	1,909	6,570	(289)
Net change in unrealized gains (losses) from investments	225,773	(77,892)	333,617	(126,351)
Net realized losses on extinguishment of debt	(5,094)	(3,105)	(5,580)	(5,443)
Net increase (decrease) in net assets resulting from operations	$305,967	$(11,203)	$473,713	$6,862
Preferred stock dividend	46	—	46	—
Net Increase (Decrease) in Net Assets Resulting from Operations attributable to Common Stockholders	$305,921	$(11,203)	$473,667	$6,862
While we seek to maximize gains and minimize losses, our investments in portfolio companies can expose our capital to risks greater than those we may anticipate. These companies typically do not issue securities rated investment grade, and have limited resources, limited operating history, and concentrated product lines or customers. These are generally private companies with limited operating information available and are likely to depend on a small core of management talents. Changes in any of these factors can have a significant impact on the value of the portfolio company. These changes, along with those discussed in Investment Valuation above, can cause significant fluctuations in our net change in unrealized gains (losses) from investments, and therefore our net increase (decrease) in net assets resulting from operations attributable to common stockholders, quarter over quarter.

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

The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Interest income	$144,787	$140,659	$277,026	$286,615
Dividend income	2,280	3,509	2,305	7,763
Other income	25,225	17,749	35,841	29,422
Total investment income	$172,292	$161,917	$315,172	$323,800

Average debt principal of performing interest bearing investments(1)	$5,419,248	$5,180,789	$5,407,558	$5,277,676
Weighted average interest rate earned on performing interest bearing investments(1)	10.45%	10.62%	10.02%	10.63%
Average debt principal of all interest bearing investments(2)	$5,752,850	$5,771,741	$5,789,367	$5,872,360
Weighted average interest rate earned on all interest bearing investments(2)	9.85%	9.54%	9.36%	9.55%
(1) Excludes equity investments and non-accrual loans.
(2) Excludes equity investments.

The average interest earned on interest bearing performing assets decreased from 10.62% for the three months ended December 31, 2019 to 10.45% for the three months ended December 31, 2020. The decrease is primarily due to decreases in interest income due to a decline in LIBOR offset by the repayment of Edmentum causing an increase in accelerated income. The average interest earned on all interest bearing performing assets increased from 9.54% for the three months ended December 31, 2019 to 9.85% for the three months ended December 31, 2020. The increase is primarily due to decreases in non-accrual loans.
The average interest earned on interest bearing performing assets decreased from 10.63% for the six months ended December 31, 2019 to 10.02% for the six months ended December 31, 2020. The average interest earned on all interest bearing performing assets decreased from 9.55% for the six months ended December 31, 2019 to 9.36% for the six months ended December 31, 2020. The decrease is primarily due to decreases in interest income due to reduced returns from our structured credit investments and due to a decline in LIBOR offset by the repayment of Edmentum causing an increase in accelerated income.
Investment income is also generated from dividends and other income which is less predictable than interest income. The following table describes dividend income earned for the three and six months ended December 31, 2020 and December 31, 2019, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Dividend income
Valley Electric Company, Inc.	$2,261	$471	$2,261	$4,271
NMMB, Inc.	—	2,797	—	2,797
Other, net	19	241	44	695
Total dividend income	$2,280	$3,509	$2,305	$7,763

Other income is comprised of structuring fees, advisory fees, royalty interests, settlement of net profits interests and settlement of residual profits interests. The following table describes other income earned for the three and six months ended December 31, 2020 and December 31, 2019, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Structuring, advisory and amendment fees
First Tower Finance Company LLC	$10,000	$—	$10,000	$—
Ahead Data Blue, LLC	1,725	1,400	1,725	1,400
National Property REIT Corp.	1,433	2,744	1,433	10,785
Orva Buyer, LLC	810	—	810	—
Thermal Product Solutions, Inc.	689	—	689	—
H.I.G. KM2 Investor, LLC	500	—	500	—
Atlantis Health Care Group (Puerto Rico), Inc.	445	—	445	—
Eze Castle Integration, Inc.	—	—	1,250	—
PeopleConnect Intermediate, LLC	—	2,410	—	2,410
Other, net	390	1,496	566	1,765
Total structuring, advisory and amendment fees	$15,992	$8,050	$17,418	$16,360
Royalty and net revenue interests
National Property REIT Corp.	$8,939	$9,265	$17,837	$12,496
Other, net	169	335	337	337
Total royalty and net revenue interests	$9,108	$9,600	$18,174	$12,833
Administrative agent fees
Other, net	$125	$99	$249	$229
Total administrative agent fees	125	99	249	229
Total other income	$25,225	$17,749	$35,841	$29,422

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
The following table describes the various components of our operating expenses:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Base management fee	$27,833	$27,543	$54,683	$56,006
Income incentive fee	20,717	16,971	35,103	34,736
Interest and credit facility expenses	33,727	37,059	67,776	75,957
Allocation of overhead from Prospect Administration	3,426	6,011	8,083	9,505
Audit, compliance and tax related fees	340	1,933	1,278	2,308
Directors’ fees	113	113	226	226
Other general and administrative expenses	4,575	4,402	8,917	6,117
Total operating expenses	$90,731	$94,032	$176,066	$184,855

Total gross and net base management fee was $27,833 and $27,543 for the three months ended December 31, 2020 and December 31, 2019, respectively. The increase in total gross base management fee is directly related to a increase in average total assets.
Total gross base management fee was $54,683 and $56,006 for the six months ended December 31, 2020 and December 31, 2019, respectively. The decrease in total gross base management fee is directly related to a decrease in average total assets.
For the three months ended December 31, 2020 and December 31, 2019, we incurred $20,717 and $16,971 of income incentive fees, respectively. This increase was driven by a corresponding increase in pre-incentive fee net investment income from $84,856 for the three months ended December 31, 2019 to $102,232 for the three months ended December 31, 2020. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement. Income incentive fee for the three months ended December 31, 2020 includes a $271 adjustment for fees earned in prior periods that were neither expensed nor paid to the Investment Adviser.
For the six months ended December 31, 2020 and December 31, 2019, we incurred $35,103 and $34,736 of income incentive fees, respectively. This increase was driven by a corresponding increase in pre-incentive fee net investment income from $173,681 for the six months ended December 31, 2019 to $174,163 for the six months ended December 31, 2020. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended December 31, 2020 and December 31, 2019, we incurred $33,727 and $37,059 respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). During the six months ended December 31, 2020 and December 31, 2019, we incurred $67,776 and $75,957, respectively, of interest expenses related to our Notes. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Interest on borrowings	$29,802	$31,318	$59,860	$63,767
Amortization of deferred financing costs	1,850	1,869	3,770	4,110
Accretion of discount on unsecured debt	269	261	538	515
Facility commitment fees	1,806	3,611	3,608	7,565
Total interest and credit facility expenses	$33,727	$37,059	$67,776	$75,957

Average principal debt outstanding	$2,296,534	$2,242,390	$2,305,335	$2,274,070
Annualized weighted average stated interest rate on borrowings(1)	5.19%	5.59%	5.19%	5.61%
Annualized weighted average interest rate on borrowings(2)	5.87%	6.61%	5.88%	6.68%
(1)Includes only the stated interest expense.
(2)Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.

Interest expense decreased from $37,059 for the three months ended December 31, 2019 to $33,727 for the three months ended December 31, 2020. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 5.59% for the three months ended December 31, 2019 to 5.19% for the three months ended December 31, 2020. This decrease is primarily due to repurchases and early retirements of our Convertible Notes and increased utilization of our Revolving Credit Facility, which bears a lower rate than our remaining debt due to LIBOR decline, offset by an increase in Convertible Notes outstanding which bear higher rates than the repurchased notes.
Interest expense decreased from $75,957 for the six months ended December 31, 2019 to $67,776 for the six months ended December 31, 2020. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 5.61% for the six months ended December 31, 2019 to 5.19% for the three months ended December 31, 2020. This decrease is primarily due to repurchases and early retirements of our Convertible Notes and increased utilization of our Revolving Credit Facility, which bears a lower rate than our remaining debt due to LIBOR decline, offset by an increase in Convertible Notes outstanding which bear higher rates than the repurchased notes.
The allocation of net overhead expense from Prospect Administration was $3,426 and $6,011 for the three months ended December 31, 2020 and December 31, 2019, respectively. In addition, we were given a credit in the amount of $3,522 for legal expenses incurred on behalf of our portfolio companies that were subsequently remitted to Prospect Administration in the subsequent quarter.
The allocation of net overhead expense from Prospect Administration was $8,083 and $9,505 for the six months ended December 31, 2020 and December 31, 2019, respectively. Prospect Administration received estimated payments of $548 and $584 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal services during the six months ended December 31, 2020 and December 31, 2019, respectively. In addition, we were given a credit in the amount of $3,522 for legal expenses incurred on behalf of our portfolio companies that were subsequently remitted to Prospect Administration in the subsequent quarter. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $5,028 and $6,448 for the three months ended December 31, 2020 and December 31, 2019, respectively. The decrease was primarily attributable to a decrease in audit, compliance and tax related fees, a decrease in investor relations fees and subscription expenses and offset by an increase in legal fees.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $10,421 and $8,651 for the six months ended December 31, 2020 and December 31, 2019, respectively. The increase was primarily attributable to an increase in legal fees and investor relations related fees offset by a decrease in tax expense.
Net Realized Gains (losses)
The following table details net realized gains (losses) from investments for the three months ended December 31, 2020 and December 31, 2019:

	Three Months Ended December 31,
Portfolio Company	2020	2019
Edmentum Ultimate Holdings, LLC	$3,724	$—
Rated Secured Structured Note Portfolio	—	1,885
Other, net	3	24
Net realized gains (losses)	$3,727	$1,909

The following table details net realized gains (losses) from investments for the six months ended December 31, 2020 and December 31, 2019:

	Six Months Ended December 31,
Portfolio Company	2020	2019
Edmentum Ultimate Holdings, LLC	$3,724	$—
Spartan - Term Loan B	2,832	—
Rated Secured Structured Note Portfolio	—	1,885
Madison Park Funding XI, Ltd.	—	(1,949)
Voya CLO 2012-2 Ltd.	—	(450)
Other, net	14	225
Net realized gains (losses)	$6,570	$(289)

During the three months ended December 31, 2020 and December 31, 2019, we recorded a net realized loss from the extinguishment of debt of $5,094 and $3,105, respectively. During the six months ended December 31, 2020 and December 31, 2019, we recorded a net realized loss from the extinguishment of debt of $5,580 and $5,443, respectively. Refer to Capitalization for additional discussion.
Change in Unrealized Gains (Losses)
The following table details net change in unrealized (losses) gains for our portfolio for the three months ended and six months ended December 31, 2020 and December 31, 2019, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Control investments	$168,053	$(35,863)	$181,588	$(74,884)
Affiliate investments	19,233	12,242	85,706	30,262
Non-control/non-affiliate investments	38,487	(54,271)	66,323	(81,729)
Net change in unrealized gains (losses)	$225,773	$(77,892)	$333,617	$(126,351)
The following table details reflects net change in unrealized gains (losses) on investments for the three months ended December 31, 2020:

Net Change in Unrealized Gains (Losses)
InterDent, Inc.	$63,347
National Property REIT Corp.	59,090
PGX Holdings, Inc.	30,599
Other, net	22,292
First Tower Finance Company LLC	20,529
Subordinated Structured Notes	15,575
Valley Electric Company, Inc.	13,645
NMMB, Inc.	9,470
USES Corp.	9,428
Echelon Transportation, LLC	(7,808)
Edmentum Ultimate Holdings, LLC	(10,394)
Net change in unrealized gains	$225,773

The following table reflects net change in unrealized gains (losses) on investments for the three months ended December 31, 2019:

Net Change in Unrealized Gains (Losses)
National Property REIT Corp.	$25,938
Edmentum Ultimate Holdings, LLC	9,146
MITY, Inc.	8,180
USES Corp.	6,961
First Tower Finance Company LLC	5,822
Securus Technologies Holdings, Inc.	(5,685)
InterDent, Inc.	(12,956)
PGX Holdings, Inc.	(14,759)
Subordinated Structured Notes	(22,860)
CP Energy Services Inc.	(30,103)
Pacific World Corporation	(44,935)
Other, net	(2,641)
Net change in unrealized (losses)	$(77,892)

The following table details net change in unrealized gains (losses) on investments for the six months ended December 31, 2020:

Net Change in Unrealized Gains (Losses)
PGX Holdings, Inc.	$88,370
National Property REIT Corp.	70,520
InterDent, Inc.	66,293
First Tower Finance Company LLC	27,075
Subordinated Structured Notes	25,264
Other, net	18,196
Valley Electric Company, Inc.	17,973
USES Corp.	14,565
Pacific World Corporation	8,457
R-V Industries, Inc.	8,304
Securus Technologies Holdings, Inc.	6,851
CP Energy Services Inc.	(18,251)
Net change in unrealized gains	$333,617

The following table details net change in unrealized gains (losses) on investments for the six months ended December 31, 2019:

Net Change in Unrealized Gains (Losses)
National Property REIT Corp.	$51,138
Edmentum Ultimate Holdings, LLC	22,118
First Tower Finance Company LLC	8,173
MITY, Inc.	7,772
United Sporting Companies, Inc.	7,552
Easy Gardener Products, Inc.	(5,730)
Securus Technologies Holdings, Inc.	(8,161)
PGX Holdings, Inc.	(14,759)
Valley Electric Company, Inc.	(17,856)
InterDent, Inc.	(33,982)
CP Energy Services Inc.	(40,486)
Subordinated Structured Notes	(49,153)
Pacific World Corporation	(59,273)
Other, net	6,296
Net change in unrealized (losses)	$(126,351)

Financial Condition, Liquidity and Capital Resources
For the six months ended December 31, 2020 and December 31, 2019, our operating activities provided $92,648 and provided $414,047 of cash, respectively. There were no investing activities for the six months ended December 31, 2020 and December 31, 2019. Financing activities used $87,112 and $383,278 of cash during the six months ended December 31, 2020 and December 31, 2019, respectively, which included dividend payments of $84,175 and $129,247, respectively.

Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to our stockholders.

Our primary sources of funds have historically been issuances of debt and equity. More recently, we have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the six months ended December 31, 2020, we borrowed $495,300 and we made repayments totaling $447,941 under the Revolving Credit Facility. As of December 31, 2020, our outstanding balance on the Revolving Credit Facility was $284,895. As of December 31, 2020, we had, net of unamortized discount and debt issuance costs, $357,601 outstanding on the Convertible Notes, $743,540 outstanding on the Public Notes and $745,729 outstanding on the Prospect Capital InterNotes® (See “Capitalization” above).
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 4.00%. As of December 31, 2020 and June 30, 2020, we had $35,999 and $41,487, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of December 31, 2020 and June 30, 2020.
We have guaranteed $2,935 in standby letters of credit issued through a financial intermediary and $3,383 of equipment lease obligations on behalf of InterDent, Inc. (“InterDent”) as of December 31, 2020. Under these arrangements, we would be required to make payments to the financial intermediary or equipment lease provider, respectively, if InterDent was to default on their related payment obligations. As of December 31, 2020, we have not recorded a liability on the statement of assets and liabilities for these guarantees as the likelihood of default on the standby letters of credit or equipment lease is deemed to be remote.
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

Preferred Stock
On August 3, 2020, we entered into a Dealer Manager Agreement with Preferred Capital Securities, LLC (“PCS”), pursuant to which PCS has agreed to serve as the Company’s agent, principal distributor and dealer manager for the Company’s offering of up to 40,000,000 shares, par value $0.001 per share, of preferred stock, with a liquidation preference of $25.00 per share. Such Preferred Stock will initially be issued in multiple series, including the 5.50% Series A1 Preferred Stock (“Series A1 Preferred Stock”), the 5.50% Series M1 Preferred Stock (“Series M1 Preferred Stock”), and the 5.50% Series M2 Preferred Stock (“Series M2 Preferred Stock”, and together with the Series M1 Preferred Stock, the “Series M Preferred Stock”). In connection with such offering, on August 3, 2020, we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland, reclassifying and designating 120,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of Preferred Stock as “Convertible Preferred Stock.” On October 30, 2020, we entered into a Dealer Manager Agreement with Incapital LLC, pursuant to which Incapital LLC has agreed to serve as the Company’s agent and dealer manager for the Company’s offering of up to 10,000,000 shares, par value $0.001 per share, of 5.50% Series AA1 Preferred Stock, with a liquidation preference of $25.00 per share (the “Series AA1 Preferred Stock”, and together with the Series A1 Preferred Stock, Series M1 Preferred Stock and Series M2 Preferred Stock, the “Preferred Stock”). In connection with such offering, on October 30, 2020, we filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland, reclassifying and designating 20,000,000 shares of the Company’s authorized and unissued shares of common stock into shares of Preferred Stock as Convertible Preferred Stock.
In connection with the Preferred Stock Offering, effective August 3, 2020 and as amended on October 30, 2020, we adopted and amended, respectively, a Preferred Stock Dividend Reinvestment Plan (the “Preferred Stock DRIP”), pursuant to which holders of the Preferred Stock will have dividends on their Preferred Stock automatically reinvested in additional shares of such Preferred Stock at a price per share of $25.00, if they elect.
Each series of preferred stock ranks (with respect to the payment of dividends and rights upon liquidation, dissolution or winding up) (a) senior to our common stock, (b) on parity with each other series of our preferred stock, and (c) junior to our existing and future secured and unsecured indebtedness. See Note 8, Fair Value and Maturity of Debt Outstanding for further discussion on our senior securities.
At any time prior to the listing of the Preferred Stock on a national securities exchange, shares of the Preferred Stock are convertible, at the option of the holder of the Preferred Stock (the “Holder Optional Conversion”). We will settle any Holder Optional Conversion by paying or delivering, as the case may be, (A) any portion of the Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the Settlement Amount, minus (b) any portion of the Settlement Amount that we elect to pay in cash, divided by (2) the arithmetic average of the daily volume weighted average price of shares of our common stock over each of the five consecutive trading days ending on the Holder Conversion Exercise Date (as defined in the applicable prospectus supplement)(such arithmetic average, the “5-day VWAP”). For the Series A1 Preferred Stock and the Series AA1 Preferred Stock, “Settlement Amount” means (A) $25.00 per share (the “Stated Value”), plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, minus (C) the A Share Holder Optional Conversion Fee (as described in the prospectus supplement relating to the Series A1 Preferred Stock or the Series AA1 Preferred Stock, as applicable) applicable on the respective Holder Conversion Deadline (as defined in the applicable prospectus supplement). For the Series M Preferred Stock, “Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the Holder Conversion Exercise Date, but if a holder of Series M Preferred Stock exercises a Holder Optional Conversion within the first twelve months of issuance of such Series M Preferred Stock, the Settlement Amount payable to such holder will be reduced by the aggregate amount of all dividends, whether paid or accrued, on such Series M Preferred Stock in the three full months prior to the Holder Conversion Exercise Date. Subject to certain limited exceptions, we will not pay any portion of the Settlement Amount in cash (other than cash in lieu of fractional shares of our common stock) until the five year anniversary of the date on which a share of Preferred Stock has been issued. Beginning on the five year anniversary of the date on which a share of Preferred Stock is issued, we may elect to settle all or a portion of any Holder Optional Conversion in cash without limitation or restriction. The right of holders to convert a share of Preferred Stock will terminate upon the listing of such share on a national securities exchange.
Subject to certain limited exceptions allowing earlier redemption, beginning on the earlier of the five year anniversary of the date on which a share of Preferred Stock has been issued, or, for listed shares of Preferred Stock, five years from the earliest date on which any series that has been listed was first issued (the earlier of such dates, the “Redemption Eligibility Date”), such share of Preferred Stock may be redeemed at any time or from time to time at our option (the “Issuer Optional Redemption”), at a redemption price of 100% of the Stated Value of the shares of Preferred Stock to be redeemed plus unpaid dividends accrued to, but not including, the date fixed for redemption.

Subject to certain limitations, each share of Preferred Stock may be converted at our option (the “Issuer Optional Conversion”). We will settle any Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount (as defined below) that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the 5-day VWAP, subject to our ability to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value if the 5-day VWAP represents a discount to our net asset value per share of common stock. For both the Series A1 Preferred Stock and the Series M Preferred Stock, “IOC Settlement Amount” means (A) the Stated Value, plus (B) unpaid dividends accrued to, but not including, the date fixed for conversion. Subject to certain limited exceptions, we will not exercise an Issuer Optional Conversion with respect to a share of Preferred Stock until after the date set forth in the applicable prospectus supplement with respect to the Preferred Stock. In connection with an Issuer Optional Conversion, we will use commercially reasonable efforts to obtain or maintain any stockholder approval that may be required under the 1940 Act to permit us to sell our common stock below net asset value. If we do not have or obtain any required stockholder approval under the 1940 Act to sell our common stock below net asset value and the 5-day VWAP is at a discount to our net asset value per share of common stock, we will settle any conversions in connection with an Issuer Optional Conversion by paying or delivering, as the case may be, (A) any portion of the IOC Settlement Amount that we elect to pay in cash and (B) a number of shares of our common stock at a conversion rate equal to (1) (a) the IOC Settlement Amount, minus (b) any portion of the IOC Settlement Amount that we elect to pay in cash, divided by (2) the NAV per share of common stock at the close of business on the business day immediately preceding the date of conversion. We will not pay any portion of the IOC Settlement Amount from an Issuer Optional Conversion in cash (other than cash in lieu of fractional shares of our common stock) until the Redemption Eligibility Date. Beginning on the Redemption Eligibility Date, we may elect to settle any Issuer Optional Conversion in cash without limitation or restriction. In the event that we exercise an Issuer Optional Conversion with respect to any shares of Preferred Stock, the holder of such Preferred Stock may instead elect a Holder Optional Conversion with respect to such Preferred Stock provided that the date of conversion for such Holder Optional Conversion would occur prior to the date of conversion for an Issuer Optional Conversion.
We determined the estimated value as of December 31, 2020 of our Preferred Stock, with a $25.00 stated value per share. We engaged a third-party valuation service to assist in our determination based on the calculation resulting from the total equity on our Consolidated Statements of Assets and Liabilities in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (the “Form 10-Q”), which was prepared in accordance with U.S. generally accepted accounting principles in the United States of America, adjusted for the fair value of our investments (i.e. from our Consolidated Schedule of Investments) and total liabilities, divided by the number of shares of our Preferred Stock outstanding. Based on this methodology and because the result from the calculation above is greater than the $25.00 per share stated value of our Preferred Stock, the estimated value of our Preferred Stock as of December 31, 2020 is $25.00 per share.
Common Stock
Our common stockholders’ equity accounts as of December 31, 2020 and June 30, 2020 reflect cumulative shares issued, net of shares repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
We did not repurchase any shares of our common stock for the six months ended December 31, 2020 or December 31, 2019.
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
Recent Developments
During the period from January 7, 2021 through February 4, 2021, we issued $8,851 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $8,703.
On January 14, 2021, we entered into an underwriting agreement by and among us, the Investment Adviser, the Administrator, and Barclays Capital Inc., RBC Capital Markets, LLC and Goldman Sachs & Co. LLC, as representatives of several underwriters named therein, in connection with the issuances and sale by us of $325,000 aggregate principal amount of 3.706% senior unsecured notes that mature on January 22, 2026, (the “2026 Notes”), unless previously repurchased in accordance with their term, which offering closed on January 22, 2021. The 2026 Notes bear interest at a rate of 3.706% per year, payable semi-annually in arrears on January 22 and July 22 of each year, commencing on July 22, 2021. Total proceeds from the issuance of the 2026 Notes were approximately $316,720, after deducting fees and estimated offering expenses of approximately $1,000 payable by us.
On January 15, 2021, we notified U.S. Bank National Association, the trustee (the “Trustee”) for our 6.25% Notes due 2024 (the “2024 Notes”), of our election to redeem $233,788 of the aggregate principal amount of the 2024 Notes outstanding and instructed the Trustee to provide notice of such redemption to the holders of the 2024 Notes in accordance with the terms of the indenture governing the 2024 Notes. We expect the redemption to be completed on or about February 14, 2021 (payable on the next succeeding business day, February 15, 2021). Following the redemption, none of the 2024 Notes will remain outstanding
The 2022 Notes December 2020 Tender Offer expired on January 15, 2021 (one minute after 11:59 p.m., New York City time, on January 14, 2021. As of the expiration date, $26,694 aggregate principal amount of the 2022 Notes, representing 16.38% of the previously outstanding 2022 Notes, were validly tendered and accepted. Following settlement of the 2022 Notes December 2020 Tender Offer on January 20, 2021 approximately $136,228 aggregate principal amount of the 2022 Notes will remain outstanding.
The 2025 Notes December Tender Offer expired on January 27, 2021 (one minute after 11:59 p.m., New York City time, on January 26, 2021. As of the expiration date, $108,616 aggregate principal amount of the 2025 Notes, representing 53.97% of the previously outstanding 2025 Notes, were validly tendered and not validly withdrawn pursuant to the 2025 Notes December Tender Offer. We accepted for purchase $20,000 aggregate principal amount of the 2025 Notes that were validly tendered and not validly withdrawn pursuant to the applicable Tender Offer at the expiration date (applying a proration factor of approximately 18.57%). Following settlement of the 2025 Notes Tender Offer on January 29, 2021, approximately $181,250 aggregate principal amount of the 2025 Notes remain outstanding.
On February 1, 2021, we commenced a tender offer to purchase for cash up to $30,000 aggregate principal amount of the 2022 Notes at the purchase price of 103.00, plus accrued and unpaid interest (“2022 Notes February Tender Offer”). The 2022 Notes February Tender Offer will expire at 12:00 midnight, New York City time, on March 2, 2021 (one minute after 11:59 P.M., New York City time, on March 1, 2021), or any other date and time to which the Company extends the 2022 Notes February Tender Offer, unless earlier terminated.
On February 2, 2021, Rocket Software, Inc. fully repaid the $50,000 Second Lien Term Loan receivable to us at par.
On February 9, 2021, we announced the declaration of monthly dividends for our Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Monthly Cash Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
March 2021	3/17/2021	4/1/2021	$0.114583
April 2021	4/21/2021	5/3/2021	$0.114583
May 2021	5/19/2021	6/1/2021	$0.114583
On February 9, 2021, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
February 2021	2/26/2021	3/18/2021	$0.0600
March 2021	3/31/2021	4/22/2021	$0.0600
April 2021	4/30/2021	5/20/2021	$0.0600

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
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the six months ended December 31, 2020.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of December 31, 2020 and June 30, 2020, our qualifying assets as a percentage of total assets, stood at 75.35% and 74.44%, respectively.
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
Foreign Currency
Foreign currency amounts are translated into US Dollars (USD) on the following basis:
i.fair value of investment securities, other assets and liabilities—at the spot exchange rate on the last business day of the period; and
ii.purchases and sales of investment securities, income and expenses—at the rates of exchange prevailing on the respective dates of such investment transactions, income or expenses.

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
1.Each portfolio company or investment is reviewed by our investment professionals with independent valuation firms engaged by our Board of Directors.
2.The independent valuation firms prepare independent valuations for each investment based on their own independent assessments and issue their report.
3.The Audit Committee of our Board of Directors reviews and discusses with the independent valuation firms the valuation reports, and then makes a recommendation to the Board of Directors of the value for each investment.
4.The Board of Directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Investment Adviser, the respective independent valuation firm and the Audit Committee.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of December 31, 2020, approximately 0.7% of our total assets at fair value are in non-accrual status.
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
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of December 31, 2020, we do not expect to have any excise tax due for the 2020 calendar year. Thus, we have not accrued any excise tax for this period.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of December 31, 2020, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2017 and thereafter remain subject to examination by the Internal Revenue Service.

Dividends and Distributions
Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a monthly dividend or distribution is approved by our Board of Directors quarterly and is generally based upon our management’s estimate of our future taxable earnings. Net realized capital gains, if any, are distributed at least annually.
Our distributions may exceed our earnings, and therefore, portions of the distributions that we make may be a return of the money originally invested and represent a return of capital distribution to shareholders for tax purposes.
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
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of SEC registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of December 31, 2020 and June 30, 2020, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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
Per Share Information
In accordance with ASC 946, senior equity securities, such as preferred stock, are not considered in the calculation of net asset value per share. Net asset value per share also excludes the effects of assumed conversion of outstanding convertible securities, regardless of whether their conversion would have a diluting effect. Therefore, our net asset value is presented on the basis of per common share outstanding as of the applicable period end.
We compute earnings per common share in accordance with ASC 260, Earnings Per Share ("ASC 260"). Basic earnings per common share is calculated by dividing the net increase (decrease) in net assets resulting from operations attributable to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per common share reflects the assumed conversion of dilutive securities.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended December 31, 2020.
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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a LIBOR floor. Our loans typically have durations of one, two, three, six or twelve months after which they reset to current market interest rates. As of December 31, 2020, 86.65% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility that is based on floating LIBOR rates. Interest on borrowings under the revolving credit facility is one-month LIBOR plus 220 basis points with no minimum LIBOR floor and an outstanding balance of $284,895 as of December 31, 2020. The Convertible Notes, Public Notes and Prospect Capital InterNotes® bear interest at fixed rates.
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in Subordinated Structured Notes) to our loan portfolio and outstanding debt as of December 31, 2020, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Net Investment Income (1)
Up 300 basis points	$56,974	$8,547	$48,427	$38,742
Up 200 basis points	$29,278	$5,698	$23,580	$18,864
Up 100 basis points	$6,845	$2,849	$3,996	$3,197
Down 100 basis points	$(687)	$(452)	$(235)	$(188)
(1)Includes the impact of income incentive fees. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of December 31, 2020, one, two, three, six, and twelve month LIBOR were 0.14%, 0.19%, 0.24%, 0.26%, and 0.34% respectively.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the year ended December 31, 2020, we did not engage in hedging activities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2020, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures. We are continually monitoring and assessing the Wuhan Virus pandemic to determine any potential impact on the design and operating effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are not aware of any material legal proceedings as of December 31, 2020.
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
As of the filing date of this Quarterly Report, there is an outbreak of a highly contagious form of a novel coronavirus (“Wuhan Virus”). The Wuhan Virus has been declared a pandemic by the World Health Organization and, in response to the outbreak, the U.S. Health and Human Services Secretary has declared a public health emergency in the United States. The Wuhan Virus has had a devastating impact on the global economy, including the U.S. economy, and has resulted in a global economic recession.
Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of non-essential businesses and/or requiring or encouraging residents to stay at home. The Wuhan Virus pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of and restrictions on events and travel, significant reductions in demand for certain goods and services, reductions in and restrictions on business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, began to relax the early public health restrictions with a view to partially or fully reopening their economies, many cities, both globally and in the United States, have since experienced a surge in the reported number of cases and hospitalizations related to the Wuhan Virus pandemic. This increase in cases has led to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, in December 2020, the U.S. Food and Drug Administration authorized vaccines produced by Pfizer-BioNTech and Moderna for emergency use. However, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time.
Even after the Wuhan Virus pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the United States and other major markets. Potential consequences of the current unprecedented measures taken in response to the spread of Wuhan Virus, and current market disruptions and volatility on our business include, but are not limited to:
•sudden, unexpected and/or severe declines in the market price of our securities or net asset value;
•inability of the Company to accurately or reliably value its portfolio;
•inability of the Company to comply with certain asset coverage ratios that would prevent the Company from paying dividends to our common stockholders and that could result in breaches of covenants or events of default under our credit agreement or debt indentures;

•inability of the Company to pay any dividends and distributions or service its debt;
•inability of the Company to maintain its status as a regulated investment company under the Code;
•potentially severe, sudden and unexpected declines in the value of our investments;
•increased risk of default or bankruptcy by the companies in which we invest;
•increased risk of companies in which we invest being unable to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as a going concern;
•reduced economic demand resulting from changes in consumer behavior, mass employee layoffs or furloughs in response to governmental action taken to slow the spread of Wuhan Virus, which could impact the continued viability of the companies in which we invest;
•companies in which we invest being disproportionally impacted by governmental action aimed at slowing the spread of Wuhan Virus or mitigating its economic effects;
•limited availability of new investment opportunities;
•inability for us to replace our existing leverage when it becomes due or replace it on terms as favorable as our existing leverage;
•a reduction in interest rates, including interest rates based on LIBOR and similar benchmarks, which may adversely impact our ability to lend money at attractive rates; and
•general threats to the Company’s ability to continue investment operations and to operate successfully as a business development company.

The Wuhan Virus pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The Wuhan Virus pandemic is having a particularly adverse impact on industries in which certain of our portfolio companies operate, including aircraft leasing, energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The Wuhan Virus pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2020, including for the reasons described below. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the Wuhan Virus pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.
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
The Wuhan Virus pandemic has adversely impacted the fair value of our investments as of December 31, 2020, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the Wuhan Virus pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the period for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the Wuhan Virus pandemic. As a result, our valuations at December 31, 2020 may not show the complete or continuing impact of the Wuhan Virus pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after December 31, 2020, which could have a material adverse effect on our business, financial condition and results of operations.

The volatility and disruption to the global economy from the Wuhan Virus pandemic has affected, and is expected to continue to affect, the pace of our investment activity, which may have a material adverse impact on our results of operations. Such volatility and disruption have also led to the increased credit spreads in the private debt capital markets.
In response to the Wuhan Virus pandemic, Prospect Capital Management L.P. (“Prospect Capital Management” or our “Investment Adviser”) instituted a work from home policy. Although certain employees are currently allowed to return to their offices in certain circumstances, subject to health and safety protocols, it is expected that most employees will continue to work remotely for the foreseeable future. Extended periods of remote working could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the Wuhan Virus pandemic.
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
•A likelihood of greater volatility in the net asset value and market price of our common stock;
•Diminished operating flexibility as a result of asset coverage or investment portfolio composition requirements required by lenders or investors that are more stringent than those imposed by the 1940 Act;
•The possibility that investments will have to be liquidated at less than full value or at inopportune times to comply with debt covenants or to pay interest or dividends on the leverage;
•Increased operating expenses due to the cost of leverage, including issuance and servicing costs;
•Convertible or exchangeable securities, such as the Convertible Notes outstanding or those issued in the future (including the Preferred Stock (as defined herein)) may have rights, preferences and privileges more favorable than those of our common stock including, the case of the Preferred Stock, the statutory right under the 1940 Act to vote, as a separate class, on the election of two of our directors and approval of certain fundamental transactions in certain circumstances;
•Subordination to lenders’ superior claims on our assets as a result of which lenders will be able to receive proceeds available in the case of our liquidation before any proceeds will be distributed to our stockholders;
•Difficulty meeting our payment and other obligations under the Unsecured Notes and our other outstanding debt or preferred equity;
•The occurrence of an event of default if we fail to comply with the financial and/or other restrictive covenants contained in our debt agreements, including the credit agreement and each indenture governing the Unsecured Notes, which event of default could result in all or some of our debt becoming immediately due and payable;
•Reduced availability of our cash flow to fund investments, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;
•The risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under our amended senior credit facility; and
•Reduced flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy.

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
•In addition, our ability to meet our payment and other obligations of the Preferred Stock, the Unsecured Notes and our credit facility depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot provide assurance that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing credit facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the Preferred Stock, the Unsecured Notes and our other debt and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt and preferred equity obligations, we may need to refinance or restructure our debt or preferred equity, including the Unsecured Notes, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Preferred Stock, the Unsecured Notes and our other debt.

Illustration.    The following tables illustrate the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of interest expense. The calculations in the tables below are hypothetical and actual returns may be higher or lower than those appearing below.
The below calculation assumes (i) $6.8 billion in total assets, (ii) an average cost of funds of 5.35% (including preferred dividend payments of 5.50% per annum), (iii) $2.2 billion in debt outstanding, (iv) $1.3 billion in liquidation preference of Preferred Stock outstanding, and (v) $3.3 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(1)	(26.3)%	(16.0)%	(5.7)%	4.6%	14.9%

The below calculation assumes (i) $6.8 billion in total assets, (ii) an average cost of funds of 5.27%, (iii) $2.2 billion in debt outstanding and (iv) $4.6 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(2)	(17.3)%	(9.9)%	(2.5%)	4.9%	12.3%

(1) Assumes no conversion of Preferred Stock to common stock.
(2) Assumes conversion rate based on the 5-day VWAP of our common stock on December 31, 2020, which was $5.51, and a Holder Optional Conversion Fee (as defined in the prospectus supplement relating to the applicable offering) of 9.50% and 9.00% on Series A Preferred Stock and Series AA Preferred Stock, respectively, of the maximum public offering price disclosed within the applicable prospectus supplements. The actual 5-day VWAP of our common stock on a Holder Conversion Exercise Date may be more or less than $5.51, which may result in more or less shares of common stock issued.
The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.
Pursuant to SEC regulations, this table is calculated as of December 31, 2020. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2020.
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

		Stock Price		Premium (Discount) of High to NAV	Premium (Discount) of Low to NAV
	NAV(1)	High(2)	Low(2)
Year Ended June 30, 2019
First quarter	$9.39	$7.58	$6.67	(19.3)%	(29.0)%
Second quarter	9.02	7.27	5.77	(19.4)%	(36.0)%
Third quarter	9.08	6.93	6.27	(23.7)%	(30.9)%
Fourth quarter	9.01	6.83	6.24	(24.2)%	(30.7)%
Year Ended June 30, 2020
First quarter	$8.87	$6.73	$6.30	(24.1)%	(29.0)%
Second quarter	8.66	6.70	6.37	(22.6)%	(26.4)%
Third quarter	7.98	6.61	4.04	(17.2)%	(49.4)%
Fourth quarter	8.18	5.74	3.78	(29.8)%	(53.8)%
Twelve Months Ending June 30, 2021
First quarter	$8.40	$5.17	$4.69	(38.5)%	(44.2)%
Second quarter	8.96	5.60	4.95	(37.5)%	(44.8)%
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

FEES AND EXPENSES
The following tables are intended to assist you in understanding the costs and expenses that an investor in shares of common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. These tables are based on our assets and common stock outstanding as of December 31, 2020, except that we assume that we have issued $1.25 billion in Preferred Stock paying dividends of 5.50% per annum, we have borrowed $1.08 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.9 billion. Except where the context suggests otherwise, any reference to fees or expenses paid by “you” or “us” or that “we” will pay fees or expenses, the Company will pay such fees and expenses out of our net assets and, consequently, you will indirectly bear such fees or expenses as an investor in the Company’s common stock. However, you will not be required to deliver any money or otherwise bear personal liability or responsibility for such fees or expenses.

Stockholder transaction expenses:	A Shares	M Shares	AA Shares
Sales Load (as a percentage of offering price)	10.00% (1)	3.00% (2)	10.00% (3)
Offering expenses borne by the Company (as a percentage of offering price)	(4)	(4)	(5)
Preferred Stock Dividend reinvestment plan expenses (6)	None	None	None
Total stockholder transaction expenses (as a percentage of offering price):	11.5%	4.5%	10.5%
Annual expenses (as a percentage of net assets attributable to common stock):
Management fees (7)	4.61%
Incentive fees payable under Investment Advisory Agreement (20% of realized capital gains and 20% of pre-incentive fee net investment income) (8)	2.13%
Total advisory fees	6.74%
Total interest expenses (9)	4.25%
Other expenses (10)	1.12%
Total annual expenses (8)(10)(11)	12.11%
Dividends on Preferred Stock(12)	2.08%
Total annual expenses after dividends on Preferred Stock (13)	14.19%
Example
The following table demonstrates the projected dollar amount of cumulative expenses we would pay out of net assets and that you would indirectly bear over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we have issued $1.25 billion in Preferred Stock paying dividends of 5.50% per annum, we have borrowed $1.08 billion available under our line of credit, in addition to our other indebtedness of $1.9 billion, and that our annual operating expenses would remain at the levels set forth in the table above and that we would pay the costs shown in the table above.

	1 Year	3 Years	5 Years	10 Years
A Shares and AA Shares - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio*	$158	$365	$544	$892
A Shares and AA Shares - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio**	$168	$388	$575	$924
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

(6)    The expenses of the Preferred DRIP are included in “other expenses.” See “Capitalization” in the applicable prospectus supplement.

(7)    Our base management fee is 2% of our gross assets (which include any amount borrowed, i.e., total assets without deduction for any liabilities, including any borrowed amounts for non-investment purposes, for which purpose we have not and have no intention of borrowing). Although no plans are in place to borrow the full amount under our line of credit, assuming that we borrowed $1.1 billion, the 2% management fee of gross assets equals approximately 4.61% of net assets.

(8)    Based on our net investment income and realized capital gains, less realized and unrealized capital losses, earned on our portfolio for the year ended December 31, 2020, all of which consisted of an income incentive fee. This historical amount has been adjusted to reflect the issuance of 50,000,000 shares of Preferred Stock. The capital gain incentive fee is paid without regard to pre-incentive fee income. For a more detailed discussion of the calculation of the two-part incentive fee, see “Management Services-Investment Advisory Agreement” in the applicable prospectus.

(9)    As of December 31, 2020, we had $1.9 billion outstanding of Unsecured Notes (as defined below) in various maturities, ranging from September 15, 2023 to October 15, 2043, and interest rates, ranging from 3.75% to 6.88%, some of which are convertible into shares of the Company’s common stock at various conversion rates.

(10)    “Other expenses” are based on estimated amounts for the current fiscal year. The amount shown above represents annualized expenses during our year ended December 31, 2020 representing all of our estimated recurring operating expenses (except fees and expenses reported in other items of this table) that are deducted from our operating income and reflected as expenses in our Statement of Operations. The estimate of our overhead expenses, including payments under an administration agreement with Prospect Administration, or the Administration Agreement is based on our projected allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations under the Administration Agreement. See “Business-Management Services-Administration Agreement” in the applicable prospectus.

(11)    If all 50,000,000 shares of Preferred Stock were converted into common stock and assuming all the Series A and Series AA Shares of Preferred Stock pay a Holder Optional Conversion Fee of 9.00% and 9.50%, respectively, of the maximum public offering price disclosed within the applicable prospectus supplement and are converted at a conversion rate based on the 5-day VWAP of our common stock on December 31, 2020, which was $5.51, then management fees would be 3.34%, incentive fees payable under our Investment Advisory Agreement would be 1.54%, total advisory fees would be 4.88%, total interest expenses would be 3.08%, other expenses would be 0.81%, and total annual expenses would be 8.78% of net assets attributable to our common stock. The actual 5-day VWAP of our common stock on a conversion date may be more or less than $5.51, which may result in fees that are higher or lower than those described herein. These figures are based on the same assumptions described in the other notes to this fee table.

(12)    Based on the 5.50% per annum dividend rate applicable to the A Shares, M Shares, and AA Shares. Other series of preferred stock, including other series of preferred stock being sold in different offerings, may bear different annual dividend rates. No dividend will be paid on shares of Preferred Stock after they have been converted to shares of common stock.

(13)     The indirect expenses associated with the Company’s investments in collateralized loan obligations are not included in the fee table presentation, but if such expenses were included in the fee table presentation then the Company’s total annual expenses would have been 12.85%, or 14.93% after dividends on Preferred Stock.
Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
3.3	Articles of Amendment(3)
3.4	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (4)
3.5	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (5)
3.6	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(6)
4.1	Eight Hundred Seventy-Third Supplemental Indenture dated as of October 1, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2025(7)
4.2	Eight Hundred Seventy-Fourth Supplemental Indenture dated as of October 1, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2027(7)
4.3	Eight Hundred Seventy-Fifth Supplemental Indenture dated as of October 1, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2030(7)
4.4	Eight Hundred Seventy-Sixth Supplemental Indenture dated as of October 8, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2025(8)
4.5	Eight Hundred Seventy-Seventh Supplemental Indenture dated as of October 8, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2027(8)

Exhibit No.
4.6	Eight Hundred Seventy-Eighth Supplemental Indenture dated as of October 8, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2030(8)
4.7	Eight Hundred Seventy-Ninth Supplemental Indenture dated as of October 16, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2025(9)
4.8	Eight Hundred Eightieth Supplemental Indenture dated as of October 16, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2027(9)
4.9	Eight Hundred Eighty-First Supplemental Indenture dated as of October 16, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2030(9)
4.10	Eight Hundred Eighty-Second Supplemental Indenture dated as of October 22, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2025(10)
4.11	Eight Hundred Eighty-Third Supplemental Indenture dated as of October 22, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2027(10)
4.12	Eight Hundred Eighty-Fourth Supplemental Indenture dated as of October 22, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2030(10)
4.13	Eight Hundred Eighty-Fifth Supplemental Indenture dated as of October 29, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2025(11)
4.14	Eight Hundred Eighty-Sixth Supplemental Indenture dated as of October 29, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2027(11)
4.15	Eight Hundred Eighty-Seventh Supplemental Indenture dated as of October 29, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2030(11)
4.16	Eight Hundred Eighty-Eighth Supplemental Indenture dated as of November 5, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2025(12)
4.17	Eight Hundred Eighty-Ninth Supplemental Indenture dated as of November 5, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2027(12)
4.18	Eight Hundred Ninetieth Supplemental Indenture dated as of November 5, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2030(12)
4.19	Eight Hundred Ninety-First Supplemental Indenture dated as of November 19, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2025(13)
4.20	Eight Hundred Ninety-Second Supplemental Indenture dated as of November 19, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2027(13)
4.21	Eight Hundred Ninety-Third Supplemental Indenture dated as of November 19, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2030(13)
4.22	Eight Hundred Ninety-Fourth Supplemental Indenture dated as of November 27, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2025(14)
4.23	Eight Hundred Ninety-Fifth Supplemental Indenture dated as of November 27, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2027(14)
4.24	Eight Hundred Ninety-Sixth Supplemental Indenture dated as of November 27, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2030(14)
4.25	Eight Hundred Ninety-Seventh Supplemental Indenture dated as of December 3, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2025(15)
4.26	Eight Hundred Ninety-Eighth Supplemental Indenture dated as of December 3, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2027(15)
4.27	Eight Hundred Ninety-Ninth Supplemental Indenture dated as of December 3, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2030(15)
4.28	Nine Hundredth Supplemental Indenture dated as of December 10, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2025(16)
4.29	Nine Hundred First Supplemental Indenture dated as of December 10, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2027(16)
4.30	Nine Hundred Second Supplemental Indenture dated as of December 10, 2020, to the U.S. Bank Indenture, and Form of 5.250% Prospect Capital InterNote® due 2030(16)
4.31	Nine Hundred Third Supplemental Indenture dated as of December 17, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(17)
4.32	Nine Hundred Fourth Supplemental Indenture dated as of December 17, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2027(17)
4.33	Nine Hundred Fifth Supplemental Indenture dated as of December 17, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2030(17)

Exhibit No.
4.34	Nine Hundred Sixth Supplemental Indenture dated as of December 24, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2025(18)
4.35	Nine Hundred Seventh Supplemental Indenture dated as of December 24, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2027(18)
4.36	Nine Hundred Eighth Supplemental Indenture dated as of December 24, 2020, to the U.S. Bank Indenture, and Form of 5.000% Prospect Capital InterNote® due 2030(18)
4.37	Nine Hundred Ninth Supplemental Indenture dated as of December 31, 2020, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2025(19)
4.38	Nine Hundred Tenth Supplemental Indenture dated as of December 31, 2020, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2027(19)
4.39	Nine Hundred Eleventh Supplemental Indenture dated as of December 31, 2020, to the U.S. Bank Indenture, and Form of 4.750% Prospect Capital InterNote® due 2030(19)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on August 4, 2020.
(4)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on August 4, 2020.
(5)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on November 4, 2020.
(6)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on November 4, 2020.
(7)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 27 to the Registration Statement on Form N-2, filed on October 1, 2020.
(8)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 28 to the Registration Statement on Form N-2, filed on October 8, 2020.
(9)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 29 to the Registration Statement on Form N-2, filed on October 16, 2020.
(10)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 30 to the Registration Statement on Form N-2, filed on October 22, 2020.
(11)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 31 to the Registration Statement on Form N-2, filed on October 29, 2020.
(12)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 32 to the Registration Statement on Form N-2, filed on November 5, 2020.
(13)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 33 to the Registration Statement on Form N-2, filed on November 19, 2020.
(14)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 34 to the Registration Statement on Form N-2, filed on November 27, 2020.
(15)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 35 to the Registration Statement on Form N-2, filed on December 4, 2020.
(16)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 36 to the Registration Statement on Form N-2, filed on December 10, 2020.
(17)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 37 to the Registration Statement on Form N-2, filed on December 17, 2020.
(18)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 38 to the Registration Statement on Form N-2, filed on December 28, 2020.
(19)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 39 to the Registration Statement on Form N-2, filed on December 31, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT CAPITAL CORPORATION

February 9, 2021	By:	/s/ JOHN F. BARRY III
Date		John F. Barry III
Chairman of the Board and Chief Executive Officer

February 9, 2021	By:	/s/ KRISTIN L. VAN DASK
Date		Kristin L. Van Dask
Chief Financial Officer