Form 10-Q
period 2021-03-31
PROSPECT CAPITAL CORP
filed 2021-05-10
CIK 1287032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of May 7, 2021, there were 387,758,075 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

PART I
Item 1. Financial Statements
PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	March 31, 2021	June 30, 2020

	(Unaudited)	(Audited)
Assets
Investments at fair value:
Control investments (amortized cost of $2,425,409 and $2,286,725, respectively)	$2,721,942	$2,259,292
Affiliate investments (amortized cost of $168,350 and $163,484, respectively)	299,985	187,537
Non-control/non-affiliate investments (amortized cost of $3,321,382 and $3,332,509, respectively)	2,861,401	2,785,499
Total investments at fair value (amortized cost of $5,915,141 and $5,782,718, respectively)	5,883,328	5,232,328
Cash	100,989	44,561
Receivables for:
Interest, net	10,188	11,712
Other	285	106
Deferred financing costs on Revolving Credit Facility (Note 4)	7,510	9,145
Due from broker	2,955	1,063
Prepaid expenses	195	1,248
Due from Affiliate (Note 13)	38	—
Total Assets	6,005,488	5,300,163
Liabilities
Revolving Credit Facility (Notes 4 and 8)	343,537	237,536
Prospect Capital InterNotes® (less unamortized debt issuance costs of $12,307 and $12,802, respectively) (Notes 7 and 8)	660,973	667,427
Public Notes (less unamortized discount and debt issuance costs of $14,259 and $11,613, respectively) (Notes 6 and 8)	892,342	782,106
Convertible Notes (less unamortized debt issuance costs of $4,518 and $8,892, respectively) (Notes 5 and 8)	262,755	450,598
Due to broker	48,669	1
Due to Prospect Capital Management (Note 13)	47,441	42,481
Dividends payable	23,249	22,412
Interest payable	16,731	29,066
Due to Prospect Administration (Note 13)	3,745	7,000
Accrued expenses	3,431	3,648
Other liabilities	775	2,027
Total Liabilities	2,303,648	2,244,302
Commitments and Contingencies (Note 3)
Net Assets	$3,701,840	$3,055,861

Components of Net Assets
Convertible Preferred Stock, par value $0.001 per share (140,000,000 shares authorized, with 40,000,000 shares of preferred stock authorized for each of the Series A1, Series M1, and Series M2 shares and 20,000,000 shares of preferred stock authorized for the Series AA1 shares; 2,654,253 and 0 Series A1 shares issued and outstanding, respectively; 0 and 0 Series AA1 shares issued and outstanding, respectively; 21,760 and 0 Series M1 shares issued and outstanding, respectively; and 0 and 0 Series M2 shares issued and outstanding, respectively) (Note 9)	$66,900	$—
Common stock, par value $0.001 per share (1,860,000,000 common shares authorized; 387,400,554 and 373,538,499 issued and outstanding, respectively) (Note 9)	387	374
Paid-in capital in excess of par (Note 9 and 12)	4,039,776	3,986,417
Total distributable loss (Note 12)	(405,223)	(930,930)
Net Assets	$3,701,840	$3,055,861
Net Asset Value Per Common Share (Note 16)	$9.38	$8.18
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Investment Income
Interest income:
Control investments	$52,056	$51,833	$151,416	$152,301
Affiliate investments	6,145	2,623	24,333	5,325
Non-control/non-affiliate investments	52,846	57,960	156,125	179,062
Structured credit securities	28,536	26,390	84,735	88,733
Total interest income	139,583	138,806	416,609	425,421
Dividend income:
Control investments	1,384	2,267	3,645	9,335
Non-control/non-affiliate investments	18	310	62	1,005
Total dividend income	1,402	2,577	3,707	10,340
Other income:
Control investments	15,877	9,440	45,493	34,012
Affiliate investments	38	—	102	—
Non-control/non-affiliate investments	2,556	3,678	8,717	8,528
Total other income (Note 10)	18,471	13,118	54,312	42,540
Total Investment Income	159,456	154,501	474,628	478,301
Operating Expenses
Base management fee (Note 13)	29,183	26,625	83,866	82,631
Income incentive fee (Note 13)	18,251	17,119	53,354	51,855
Interest and credit facility expenses	32,773	37,646	100,549	113,603
Allocation of overhead from Prospect Administration (Note 13)	2,685	4,096	10,768	13,601
Audit, compliance and tax related fees	989	421	2,267	2,729
Directors’ fees	113	113	339	339
Other general and administrative expenses	2,060	5	10,977	6,122
Total Operating Expenses	86,054	86,025	262,120	270,880
Net Investment Income	73,402	68,476	212,508	207,421
Net Realized and Net Change in Unrealized Gains (Losses) from Investments
Net realized gains (losses)
Control investments	121	—	2,953	—
Affiliate investments	745	—	4,469	—
Non-control/non-affiliate investments	15	26	29	(263)
Net realized gains (losses)	881	26	7,451	(263)
Net change in unrealized gains (losses)
Control investments	142,379	(97,444)	323,967	(172,328)
Affiliate investments	21,876	(9,516)	107,582	20,746
Non-control/non-affiliate investments	20,705	(150,037)	87,028	(231,766)
Net change in unrealized gains (losses)	184,960	(256,997)	518,577	(383,348)
Net Realized and Net Change in Unrealized Gains (Losses) from Investments	185,841	(256,971)	526,028	(383,611)
Net realized (losses) gains on extinguishment of debt	(12,835)	2,796	(18,415)	(2,647)
Net Increase (Decrease) in Net Assets Resulting from Operations	246,408	(185,699)	720,121	(178,837)
Preferred stock dividend	400	—	446	—
Net Increase (Decrease) in Net Assets Resulting from Operations attributable to Common Stockholders	$246,008	$(185,699)	$719,675	$(178,837)
Basic and diluted earnings (loss) per common share (Note 11)
Basic	$0.64	$(0.51)	$1.89	$(0.49)
Diluted	$0.63	$(0.51)	$1.88	$(0.49)
Weighted-average shares of common stock outstanding (Note 11)
Basic	385,996,921	367,685,511	380,985,329	367,460,412
Diluted	389,420,855	367,685,511	382,259,257	367,460,412

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share data)
(Unaudited)

	Common Stock
Nine Months Ended March 31, 2020	Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)	Total Net Assets
Balance as of June 30, 2019	367,131,025	$367	$4,039,872	$(733,964)	$3,306,275
Net Decrease in Net Assets resulting from Operations:
Net investment income				207,421	207,421
Net realized losses				(2,910)	(2,910)
Net change in unrealized losses				(383,348)	(383,348)
Distributions to Shareholders(1)
Distributions from earnings				(150,392)	(150,392)
Return of capital to common stockholders			(48,063)		(48,063)
Capital Transactions
Shares issued through reinvestment of dividends	686,901	1	4,391		4,392
Tax reclassifications of net assets (Note 12)			(78)	78	—
Total increase (decrease) for the nine months ended March 31, 2020	686,901	1	(43,750)	(329,151)	(372,900)
Balance as of March 31, 2020(1)	367,817,926	$368	$3,996,122	$(1,063,115)	$2,933,375

	Convertible Preferred Stock	Common Stock
Nine Months Ended March 31, 2021		Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)	Total Net Assets
Balance as of June 30, 2020(1)	$—	373,538,499	$374	$3,986,417	$(930,930)	$3,055,861
Net Increase in Net Assets resulting from Operations:
Net investment income					212,508	212,508
Net realized losses					(10,964)	(10,964)
Net change in unrealized gains					518,577	518,577
Distributions to Shareholders(1)
Distributions from earnings					(194,471)	(194,471)
Return of capital to common stockholders (Note 12)				(12,263)		(12,263)
Capital Transactions
Issuance of preferred stock	66,971			(7,610)		59,361
Shares issued through reinvestment of dividends	9	13,852,073	13	73,209		73,231
Conversion of preferred stock to common stock	(80)	9,982		80		—
Tax reclassifications of net assets (Note 12)				(57)	57	—
Total increase for the nine months ended March 31, 2021	66,900	13,862,055	13	53,359	525,707	645,979
Balance as of March 31, 2021	$66,900	387,400,554	$387	$4,039,776	$(405,223)	$3,701,840

(1) Certain reclassifications have been made in the presentation of prior year and prior quarter amounts to conform to the presentation for the current fiscal year. In addition, we have not yet finalized return of capital estimates for the current period. See Note 2 and Note 12 within the accompanying notes to consolidated financial statements for further discussion.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (CONTINUED)
(in thousands, except share data)
(Unaudited)

	Common Stock
Three Months Ended March 31, 2020	Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)	Total Net Assets
Balance as of December 31, 2019	367,584,244	$367	$4,030,773	$(847,275)	$3,183,865
Net Decrease in Net Assets resulting from Operations:
Net investment income				68,476	68,476
Net realized gains				2,822	2,822
Net change in unrealized losses				(256,997)	(256,997)
Distributions to Shareholders(1)
Distributions from earnings				(30,141)	(30,141)
Return of capital to common stockholders			(36,051)		(36,051)
Capital Transactions
Shares issued through reinvestment of dividends	233,682	1	1,400		1,401
Total increase (decrease) for the three months ended March 31, 2020	233,682	1	(34,651)	(215,840)	(250,490)
Balance as of March 31, 2020	367,817,926	$368	$3,996,122	$(1,063,115)	$2,933,375

	Convertible Preferred Stock	Common Stock
Three Months Ended March 31, 2021		Shares	Par	Paid-in capital in excess of par	Distributable earnings (loss)	Total Net Assets
Balance as of December 31, 2020(1)	$13,786	384,097,645	$384	$4,023,978	$(581,628)	$3,456,520
Net Increase in Net Assets resulting from Operations:
Net investment income					73,402	73,402
Net realized losses					(11,954)	(11,954)
Net change in unrealized gains					184,960	184,960
Distributions to Shareholders
Distributions from earnings					(70,003)	(70,003)
Capital Transactions
Issuance of preferred stock	53,185			(5,579)		47,606
Shares issued through reinvestment of dividends	9	3,292,927	3	21,297		21,309
Conversion of preferred stock to common stock	(80)	9,982		80		—
Total increase for the three months ended March 31, 2021	53,114	3,302,909	3	15,798	176,405	245,320
Balance as of March 31, 2021	$66,900	387,400,554	$387	$4,039,776	$(405,223)	$3,701,840
(1) Certain reclassifications have been made in the presentation of prior year to conform to the presentation for the current fiscal year. In addition, we have not yet finalized return of capital estimates for the current period. See Note 2 and Note 12 within the accompanying notes to consolidated financial statements for further discussion.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)
(Unaudited)

	Nine Months Ended March 31,
	2021	2020
Operating Activities
Net increase (decrease) in net assets resulting from operations	$720,121	$(178,837)
Net realized losses on extinguishment of debt	18,415	2,647
Net realized (gains) losses on investments	(7,451)	263
Net change in unrealized (gains) losses on investments	(518,577)	383,348
Amortization of (accretion of premiums) discounts, net	(17,163)	5,750
Accretion of original issue discount	903	775
Amortization of deferred financing costs	5,527	6,342
Payment-in-kind interest	(58,750)	(35,134)
Structuring fees	(20,620)	(5,562)
Change in operating assets and liabilities:
Payments for purchases of investments	(701,768)	(721,764)
Proceeds from sale of investments and collection of investment principal	673,329	882,111
Increase in due to broker	48,668	—
Increase (decrease) in due to Prospect Capital Management	4,960	(2,781)
Decrease in interest receivable, net	1,524	10,851
Decrease in interest payable	(12,335)	(14,154)
Increase in preferred dividend payable	5	—
Decrease in accrued expenses	(217)	(222)
Increase in due from broker	(1,892)	—
Decrease in other liabilities	(1,252)	(212)
(Increase) decrease in other receivables	(179)	2,603
(Increase) decrease in due from affiliate	(38)	38
Decrease in prepaid expenses	1,053	709
(Decrease) Increase in due to Prospect Administration	(3,255)	6,597
Net Cash Provided by Operating Activities	131,008	343,368
Financing Activities
Borrowings under Revolving Credit Facility (Note 4)	668,000	990,000
Principal payments under Revolving Credit Facility (Note 4)	(561,999)	(991,400)
Issuances of Public Notes, net of original issue discount (Note 6)	395,781	—
Redemptions of Public Notes (Note 6)	(290,419)	(446)
Redemptions of Convertible Notes, net (Note 5)	(199,626)	(165,159)
Issuances of Prospect Capital InterNotes® (Note 7)	109,562	224,934
Redemptions of Prospect Capital InterNotes®, net (Note 7)	(116,511)	(260,074)
Financing costs paid and deferred	(6,053)	(7,651)
Proceeds from issuance of preferred stock, net of underwriting costs	61,823	—
Offering costs from issuance of preferred stock	(2,462)	—
Dividends paid	(132,676)	(194,024)
Net Cash Used in Financing Activities	(74,580)	(403,820)
Net Increase (Decrease) in Cash	56,428	(60,452)
Cash at beginning of period	44,561	107,098
Cash at End of Period	$100,989	$46,646
Supplemental Disclosures
Cash paid for interest	$106,454	$120,640
Purchases of investments settled net of proceeds from sale of investments	$—	$61,086
Non-Cash Financing Activities
Value of shares issued through reinvestment of dividends	$73,231	$4,392
Cost basis of investments written off as worthless	$—	$2,420

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2021 (Unaudited)
(in thousands, except share data)

							March 31, 2021 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

CP Energy Services Inc. (20)	Energy Equipment & Services	Senior Secured Term Loan	10/1/2017	12.00% (3ML+ 11.00%)	1.00	12/29/2022	$40,203	$40,203	$40,203	1.1%	(10)(39)
		Senior Secured Term Loan A to Spartan Energy Services, LLC	10/20/2014	9.00% (1ML+ 8.00%)	1.00	12/31/2022	13,156	13,156	13,156	0.4%	(10)
		Series A Preferred Units to Spartan Energy Holdings, Inc. (10,000 shares)	9/25/2020		—	N/A	—	26,193	8,837	0.2%	(16)
		Series B Convertible Preferred Stock (790 shares)	10/30/2015		—	N/A	—	63,225	1,035	—%	(16)
		Common Stock (102,924 shares)	8/2/2013		—	N/A	—	86,240	—	—%	(16)
								229,017	63,231	1.7%
Credit Central Loan Company, LLC (21)	Consumer Finance	Subordinated Term Loan	12/28/2012	10.00% plus 10.00% PIK	—	6/26/2024	68,137	65,473	68,137	1.8%	(14)(39)
		Class A Units (14,867,312 units)	12/28/2012		—	N/A	—	19,331	3,007	0.1%	(14)(16)
		Net Revenues Interest (25% of Net Revenues)	1/28/2015		—	N/A	—	—	—	—%	(14)(16)
								84,804	71,144	1.9%
Echelon Transportation, LLC	Aerospace & Defense	Senior Secured Term Loan	3/31/2014	11.75% (1ML+ 9.75%) plus 2.25% PIK	2.00	3/31/2022	52,457	52,457	52,457	1.4%	(10)(39)
		Senior Secured Term Loan	12/9/2016	11.00% (1ML+ 9.00%) plus 1.00% PIK	2.00	12/7/2024	22,949	22,949	22,949	0.6%	(10)(39)
		Membership Interest (100%)	3/31/2014		—	N/A	—	22,738	7,700	0.2%	(16)
								98,144	83,106	2.2%
First Tower Finance Company LLC (23)	Consumer Finance	First Lien Term Loan	6/24/2014	10.00% plus 12.00% PIK	—	6/24/2024	272,633	272,633	272,633	7.3%	(14)(39)
		Class A Units (95,709,910 units)	6/14/2012		—	N/A	—	81,146	306,454	8.3%	(14)(16)
								353,779	579,087	15.6%
Freedom Marine Solutions, LLC (24)	Energy Equipment & Services	Membership Interest (100%)	11/9/2006		—	N/A	—	43,892	12,058	0.3%	(16)
								43,892	12,058	0.3%
InterDent, Inc. (29)	Health Care Providers & Services	Senior Secured Term Loan A/B	8/1/2018	11.85% (1ML+ 9.85%)	2.00	9/5/2022	14,249	14,249	14,249	0.4%	(10)
		Senior Secured Term Loan A	8/3/2012	6.50% (1ML+ 5.50%)	1.00	9/5/2022	79,242	79,242	79,242	2.1%	(10)
		Senior Secured Term Loan B	8/3/2012	12.00% PIK	—	9/5/2022	139,838	139,838	139,838	3.8%	(39)
		Common Stock (99,900 shares)	5/3/2019		—	N/A	—	45,118	130,070	3.5%	(16)
								278,447	363,399	9.8%
Kickapoo Ranch Pet Resort	Diversified Consumer Services	Membership Interest (100%)	8/26/2019		—	N/A	—	2,378	3,000	0.1%	(16)
								2,378	3,000	0.1%
MITY, Inc. (25)	Commercial Services & Supplies	Senior Secured Note A	9/19/2013	10.00% (3ML+ 7.00%)	3.00	4/30/2025	29,125	29,125	29,125	0.8%	(10)(39)
		Senior Secured Note B	6/23/2014	10.00% (3ML+ 7.00%) plus 10.00% PIK	3.00	4/30/2025	15,311	15,311	15,311	0.4%	(10)(39)
		Subordinated Unsecured Note to Broda Enterprises ULC	9/19/2013	10.00%	—	1/1/2028	5,860	7,200	5,295	0.1%	(14)
		Common Stock (42,053 shares)	9/19/2013		—	N/A	—	27,349	—	—%	(16)
								78,985	49,731	1.3%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2021 (Unaudited)
(in thousands, except share data)

							March 31, 2021 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Control Investments (greater than 25.00% voting control)(40)

National Property REIT Corp. (26)	Equity Real Estate Investment Trusts (REITs) / Online Lending / Structured Finance	Senior Secured Term Loan A	12/31/2018	4.44% (3ML+ 1.44%) plus 3.53% PIK	3.00	12/31/2023	$424,487	$424,487	$424,487	11.5%	(10)(39)
		Senior Secured Term Loan B	12/31/2018	5.00% (3ML+ 2.00%) plus 5.50% PIK	3.00	12/31/2023	11,600	11,600	11,600	0.3%	(10)(39)
		Senior Secured Term Loan C	10/31/2019	11.00% (3ML+ 10.00%) plus 2.25% PIK	1.00	12/31/2023	90,200	90,200	90,200	2.4%	(10)(39)
		Senior Secured Term Loan D	6/19/2020	3.50% (3ML+ 0.50%) plus 2.50% PIK	3.00	12/31/2023	183,425	183,425	183,425	5.0%	(10)(39)
		Residual Profit Interest	12/31/2018		—	N/A	—	—	29,700	0.8%	(35)
		Common Stock (3,254,594 shares)	12/31/2013		—	N/A	—	210	344,973	9.3%	(45)
								709,922	1,084,385	29.3%
Nationwide Loan Company LLC (27)	Consumer Finance	First Lien Term Loan	6/18/2014	10.00% plus 10.00% PIK	—	6/18/2021	20,260	20,260	20,260	0.6%	(14)(39)
		Class A Units (38,550,460 units)	1/31/2013		—	N/A	—	20,846	20,300	0.5%	(14)(16)
								41,106	40,560	1.1%
NMMB, Inc. (28)	Media	Delayed Draw Term Loan - $10,000 Commitment	3/25/2020	10.50% (3ML+ 8.50%)	2.00	12/30/2024	—	—	—	—%	(10)(15)
		Senior Secured Note	12/30/2019	10.50% (3ML+ 8.50%)	2.00	12/30/2024	4,911	4,911	4,911	0.1%	(3)(10)
		Common Stock (21,419 shares)	12/30/2019		—	N/A	—	12,869	37,744	1.1%	(16)
								17,780	42,655	1.2%
Pacific World Corporation (36)	Personal Products	Revolving Line of Credit - $26,000 Commitment	9/26/2014	8.25% (1ML+ 7.25%)	1.00	9/26/2025	20,825	20,825	20,825	0.5%	(10)(15)
		Senior Secured Term Loan A	12/31/2014	6.25% PIK (1ML+ 5.25%)	1.00	9/26/2025	40,953	40,953	40,953	1.1%	(10)(39)
		Convertible Preferred Equity (282,407 shares)	6/15/2018		—	N/A	—	186,795	9,633	0.3%	(16)
		Common Stock (6,778,414 shares)	9/29/2017		—	N/A	—	—	—	—%	(16)
								248,573	71,411	1.9%
R-V Industries, Inc.	Machinery	Senior Secured Term Loan	12/15/2020	10.00% (3ML+ 9.00%)	1.00	12/15/2028	28,622	28,622	28,622	0.8%	(3)(10)
		Common Stock (745,107 shares)	6/26/2007		—	N/A	—	6,866	19,741	0.5%	(16)
								35,488	48,363	1.3%
Universal Turbine Parts, LLC (34)	Trading Companies & Distributors	Delayed Draw Term Loan - $5,000 Commitment	2/28/2019	10.25% (1ML+ 7.75%)	2.50	4/5/2024	2,865	2,865	2,865	0.1%	(10)(15)
		Senior Secured Term Loan A	7/22/2016	6.75% (3ML+ 5.75%)	1.00	4/5/2024	29,575	29,575	23,839	0.6%	(10)
		Preferred Units (47,244,213 units)	3/31/2021		—	N/A	—	32,500	—	—%	(16)
		Common Stock (10,000 units)	12/10/2018		—	N/A	—	—	—	—%	(16)
								64,940	26,704	0.7%
USES Corp. (30)	Commercial Services & Supplies	Senior Secured Term Loan A	3/31/2014	9.00% PIK	—	7/29/2024	53,882	30,651	35,401	1.0%	(9)
		Senior Secured Term Loan B	3/31/2014	15.50% PIK	—	7/29/2024	74,525	35,568	—	—%	(9)
		Senior Secured Term Loan	12/30/2020	10.00% (1ML+ 9.00%)	1.00	7/29/2024	2,000	2,000	2,000	0.1%	(10)
		Common Stock (268,962 shares)	6/15/2016		—	N/A	—	—	—	—%	(16)
								68,219	37,401	1.1%
Valley Electric Company, Inc. (31)	Construction & Engineering	Senior Secured Note to Valley Electric Co. of Mt. Vernon, Inc.	12/31/2012	8.00% (3ML+ 5.00%) plus 2.50% PIK	3.00	12/31/2024	10,430	10,430	10,430	0.3%	(3)(10)(39)
		Senior Secured Note	6/24/2014	8.00% plus 10.00% PIK	—	6/23/2024	33,301	33,301	33,301	0.9%	(39)
		Consolidated Revenue Interest (2.0%)	6/22/2018		—	N/A	—	—	1,989	0.1%	(12)
		Common Stock (50,000 shares)	12/31/2012		—	N/A	—	26,204	99,987	2.7%
								69,935	145,707	4.0%
Total Control Investments (Level 3)								$2,425,409	$2,721,942	73.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2021 (Unaudited)
(in thousands, except share data)

							March 31, 2021 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Affiliate Investments (5.00% to 24.99% voting control)(41)

Nixon, Inc. (32)	Textiles, Apparel & Luxury Goods	Common Stock (857 units)	5/12/2017		—	N/A	$—	$—	$—	—%	(16)
								—	—	—%
PGX Holdings, Inc. (6)	Diversified Consumer Services	First Lien Term Loan	11/13/2020	6.25% (12ML+ 5.25%) plus 4.25% PIK	1.00	9/29/2023	32,179	30,433	32,179	0.8%	(3)(10)(39)
		1.5 Lien Term Loan	5/27/2020	14.50% PIK (12ML+ 13.50%)	1.00	6/28/2024	17,522	17,522	17,522	0.5%	(10)(39)
		Second Lien Term Loan	9/29/2014	15.75% PIK (1ML+ 14.75%)	1.00	9/29/2024	117,590	117,590	117,590	3.2%	(10)(39)
		Common Stock (40,780,359 shares)	5/27/2020		—	N/A	—	—	106,261	2.9%	(16)
								165,545	273,552	7.4%
Targus Cayman HoldCo Limited (33)	Textiles, Apparel & Luxury Goods	Common Stock (7,383,395 shares)	2/12/2016		—	N/A	—	2,805	26,433	0.7%	(16)
								2,805	26,433	0.7%
Total Affiliate Investments (Level 3)								$168,350	$299,985	8.1%

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2021 (Unaudited)
(in thousands, except share data)

							March 31, 2021 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

8th Avenue Food & Provisions, Inc.	Food Products	Second Lien Term Loan	10/10/2018	7.86% (1ML+ 7.75%)	—	10/1/2026	$27,133	$26,973	$27,133	0.7%	(3)(8)(10)
								26,973	27,133	0.7%
ACE Cash Express, Inc.	Consumer Finance	Senior Secured Note	12/15/2017	12.00%	—	12/15/2022	39,998	36,985	37,865	1.0%	(8)(46)
								36,985	37,865	1.0%
Ahead Data Blue, LLC	IT Services	Second Lien Term Loan	10/16/2020	9.50% (6ML+ 8.50%)	1.00	10/16/2028	57,500	57,500	57,500	1.6%	(3)(10)
								57,500	57,500	1.6%
AmeriLife Holdings, LLC	Insurance	Second Lien Term Loan	4/2/2020	9.50% (6ML+ 8.50%)	1.00	3/18/2028	21,750	21,371	21,723	0.6%	(3)(8)(10)
								21,371	21,723	0.6%
Apidos CLO XI	Structured Finance	Subordinated Structured Note	12/6/2012	Residual Interest, current yield 12.02%	—	10/17/2030	40,500	32,391	29,164	0.8%	(5)(14)
								32,391	29,164	0.8%
Apidos CLO XII	Structured Finance	Subordinated Structured Note	3/15/2013	Residual Interest, current yield 13.83%	—	4/15/2031	52,203	38,340	29,828	0.8%	(5)(14)
								38,340	29,828	0.8%
Apidos CLO XV	Structured Finance	Subordinated Structured Note	9/13/2013	Residual Interest, current yield 14.84%	—	4/21/2031	48,515	39,707	31,133	0.8%	(5)(14)
								39,707	31,133	0.8%
Apidos CLO XXII	Structured Finance	Subordinated Structured Note	9/16/2015	Residual Interest, current yield 17.16%	—	4/21/2031	35,855	30,717	25,733	0.7%	(5)(14)
								30,717	25,733	0.7%
Atlantis Health Care Group (Puerto Rico), Inc.	Health Care Providers & Services	Revolving Line of Credit - $3,000 Commitment	2/21/2013	10.75% (3ML+ 8.75%)	2.00	4/29/2022	—	—	—	—%	(10)(15)
		Senior Secured Term Loan	2/21/2013	10.75% (3ML+ 8.75%)	2.00	4/29/2022	70,797	70,797	70,797	1.9%	(3)(10)
								70,797	70,797	1.9%
Barings CLO 2018-III	Structured Finance	Subordinated Structured Note	10/9/2014	Residual Interest, current yield 9.88%	—	7/20/2029	83,098	45,804	31,925	0.9%	(5)(14)
								45,804	31,925	0.9%
Broder Bros., Co.	Textiles, Apparel & Luxury Goods	Senior Secured Note	12/4/2017	9.75% (3ML+ 8.50%)	1.25	12/2/2022	163,556	163,556	163,556	4.4%	(3)(10)
								163,556	163,556	4.4%
Brookside Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	4/25/2013	Residual Interest, current yield 0.00%	—	1/17/2028	36,300	15,682	10,569	0.3%	(5)(14)(17)
								15,682	10,569	0.3%
California Street CLO IX Ltd.	Structured Finance	Subordinated Structured Note	4/19/2012	Residual Interest, current yield 12.31%	—	7/16/2032	58,915	42,195	29,668	0.8%	(5)(14)
								42,195	29,668	0.8%
Candle-Lite Company, LLC	Household Products	Senior Secured Term Loan A	1/23/2018	6.75% (3ML+ 5.50%)	1.25	1/23/2023	11,750	11,750	11,750	0.4%	(3)(10)
		Senior Secured Term Loan B	1/23/2018	10.75% (3ML+ 9.50%)	1.25	1/23/2023	12,500	12,500	12,500	0.3%	(3)(10)
								24,250	24,250	0.7%
Capstone Logistics Acquisition, Inc.	Commercial Services & Supplies	Second Lien Delayed Draw Term Loan - $1,500 Commitment	11/19/2020	9.75% (1ML+ 8.75%)	1.00	11/13/2028	—	—	—	—%	(8)(10)(15)
		Second Lien Term Loan	11/19/2020	9.75% (1ML+ 8.75%)	1.00	11/13/2028	8,500	8,196	8,477	0.2%	(3)(8)(10)
								8,196	8,477	0.2%
Carlyle C17 CLO Limited	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 18.76%	—	4/30/2031	24,870	15,809	13,575	0.4%	(5)(14)
								15,809	13,575	0.4%
Carlyle Global Market Strategies CLO 2014-4-R, Ltd.	Structured Finance	Subordinated Structured Note	4/7/2017	Residual Interest, current yield 18.38%	—	7/15/2030	25,534	20,119	17,206	0.5%	(5)(14)
								20,119	17,206	0.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2021 (Unaudited)
(in thousands, except share data)

							March 31, 2021 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Carlyle Global Market Strategies CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	8/9/2016	Residual Interest, current yield 11.89%	—	10/22/2029	$32,200	$33,461	$26,949	0.7%	(5)(14)
								33,461	26,949	0.7%
CCS-CMGC Holdings, Inc.	Health Care Providers & Services	First Lien Term Loan	5/23/2019	5.61% (1ML+ 5.50%)	—	10/1/2025	9,550	9,440	9,550	0.3%	(3)(8)(10)
		Second Lien Term Loan	10/12/2018	9.11% (1ML+ 9.00%)	—	10/1/2026	37,000	36,510	37,000	1.0%	(3)(8)(10)
								45,950	46,550	1.3%
Cent CLO 21 Limited	Structured Finance	Subordinated Structured Note	5/15/2014	Residual Interest, current yield 12.21%	—	7/29/2030	49,552	39,361	30,116	0.8%	(5)(14)
								39,361	30,116	0.8%
CIFC Funding 2013-III-R, Ltd.	Structured Finance	Subordinated Structured Note	8/2/2013	Residual Interest, current yield 14.21%	—	4/24/2031	44,100	29,613	20,096	0.5%	(5)(14)
								29,613	20,096	0.5%
CIFC Funding 2013-IV, Ltd.	Structured Finance	Subordinated Structured Note	10/22/2013	Residual Interest, current yield 17.14%	—	4/28/2031	45,500	33,401	31,069	0.8%	(5)(14)
								33,401	31,069	0.8%
CIFC Funding 2014-IV-R, Ltd.	Structured Finance	Subordinated Structured Note	8/5/2014	Residual Interest, current yield 13.29%	—	10/17/2030	44,467	31,395	22,342	0.6%	(5)(14)
								31,395	22,342	0.6%
CIFC Funding 2016-I, Ltd.	Structured Finance	Subordinated Structured Note	12/9/2016	Residual Interest, current yield 11.78%	—	10/21/2031	34,000	30,353	28,585	0.8%	(5)(14)
								30,353	28,585	0.8%
Cinedigm DC Holdings, LLC	Entertainment	Senior Secured Term Loan	2/28/2013	11.00% (3ML+ 9.00%) plus 2.50% PIK	2.00	3/31/2022	7,786	7,736	7,786	0.2%	(10)(39)
								7,736	7,786	0.2%
Collections Acquisition Company, Inc.	Diversified Financial Services	Senior Secured Term Loan	12/3/2019	10.15% (3ML+ 7.65%)	2.50	6/3/2024	30,165	30,165	30,165	0.8%	(3)(10)
								30,165	30,165	0.8%
Columbia Cent CLO 27 Limited	Structured Finance	Subordinated Structured Note	12/18/2013	Residual Interest, current yield 7.94%	—	10/25/2028	40,275	22,978	18,456	0.5%	(5)(14)
								22,978	18,456	0.5%
Coverall North America, Inc.	Commercial Services & Supplies	Senior Secured Term Loan B	11/2/2015	12.00% (3ML+ 11.00%)	1.00	5/3/2022	10,872	10,872	10,872	0.3%	(3)(10)
								10,872	10,872	0.3%
CP VI Bella Midco	IT Services	Second Lien Term Loan	2/26/2018	6.86% (1ML+ 6.75%)	—	12/29/2025	15,750	15,716	15,750	0.4%	(3)(8)(10)
								15,716	15,750	0.4%
Curo Group Holdings Corp.	Consumer Finance	Second Lien Term Loan	7/30/2020	8.25%	—	9/1/2025	14,621	12,399	14,621	0.4%	(14)(47)
								12,399	14,621	0.4%
Digital Room, LLC	Commercial Services & Supplies	First Lien Term Loan	5/29/2019	5.20% (6ML+ 5.00%)	—	5/21/2026	9,825	9,735	9,825	0.3%	(3)(8)(10)
		Second Lien Term Loan	5/30/2019	9.20% (6ML+ 9.00%)	—	5/21/2027	70,000	70,000	70,000	1.9%	(3)(8)(10)
								79,735	79,825	2.2%
Dunn Paper, Inc.	Paper & Forest Products	First Lien Term Loan	11/27/2019	5.75% (2ML+ 4.75%)	1.00	8/26/2022	4,488	4,426	4,488	0.1%	(3)(8)(10)
		Second Lien Term Loan	10/7/2016	9.75% (2ML+ 8.75%)	1.00	8/26/2023	11,500	11,420	11,500	0.3%	(3)(8)(10)
								15,846	15,988	0.4%
Easy Gardener Products, Inc.	Household Durables	Third Lien Term Loan	6/11/2020	10.25% (3ML+ 10.00%)	0.25	9/30/2024	3,970	3,970	3,970	0.1%	(10)
		Class A Units of EZG Holdings, LLC (200 units)	6/11/2020		—	N/A	—	313	781	—%	(16)
		Class B Units of EZG Holdings, LLC (12,525 units)	6/11/2020		—	N/A	—	1,688	6,890	0.2%	(16)
								5,971	11,641	0.3%
Edmentum (22)	Diversified Consumer Services	Escrow Receivable	12/11/2020		—	N/A	—	—	128	—%	(16)
								—	128	—%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2021 (Unaudited)
(in thousands, except share data)

							March 31, 2021 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Engine Group, Inc. (7)	Media	Senior Secured Term Loan	11/17/2020	5.75% (3ML+ 4.75%)	1.00	11/17/2023	$12,229	$12,229	$10,966	0.3%	(8)(10)
		Class B Common Units (1,039,554 units)	11/17/2020		—	N/A	—	26,991	—	—%	(8)
								39,220	10,966	0.3%
EXC Holdings III Corp	Technology Hardware, Storage & Peripherals	Second Lien Term Loan	12/5/2017	8.50% (3ML+ 7.50%)	1.00	12/1/2025	12,500	12,427	12,500	0.3%	(3)(8)(10)
								12,427	12,500	0.3%
Eze Castle Integration, Inc. (f/k/a/ H.I.G. ECI Merger Sub, Inc.)	IT Services	Delayed Draw Term Loan - $1,786 Commitment	7/15/2020	10.00% (1ML+ 8.50%)	1.50	7/15/2025	—	—	—	—%	(10)(15)
		First Lien Term Loan	7/15/2020	10.00% (1ML+ 8.50%)	1.50	7/15/2025	47,853	47,853	47,853	1.3%	(3)(10)
								47,853	47,853	1.3%
First Brands Group	Auto Components	First Lien Term Loan	3/24/2021	6.00% (3ML+ 5.00%)	1.00	3/30/2027	16,750	16,583	16,750	0.5%	(8)(10)
		Second Lien Term Loan	3/24/2021	9.50% (3ML+ 8.50%)	1.00	3/30/2028	32,000	31,360	32,000	0.9%	(8)(10)
								47,943	48,750	1.4%
Galaxy XV CLO, Ltd.	Structured Finance	Subordinated Structured Note	2/13/2013	Residual Interest, current yield 12.91%	—	10/15/2030	50,525	35,502	26,388	0.8%	(5)(14)
								35,502	26,388	0.8%
Galaxy XXVII CLO, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2013	Residual Interest, current yield 14.38%	—	5/16/2031	24,575	16,901	12,061	0.3%	(5)(14)
								16,901	12,061	0.3%
Galaxy XXVIII CLO, Ltd.	Structured Finance	Subordinated Structured Note	5/30/2014	Residual Interest, current yield 11.16%	—	7/15/2031	39,905	29,204	16,806	0.5%	(5)(14)
								29,204	16,806	0.5%
GEON Performance Solutions, LLC	Chemicals	Revolving Line of Credit - $3,621 Commitment	12/12/2019	7.88% (1ML+ 6.25%)	1.63	10/25/2024	—	—	—	—%	(10)(15)
		First Lien Term Loan	12/12/2019	7.88% (1ML+ 6.25%)	1.63	10/25/2024	30,987	30,860	30,987	0.8%	(3)(10)
								30,860	30,987	0.8%
Global Tel*Link Corporation	Diversified Telecommunication Services	First Lien Term Loan	8/20/2019	4.36% (1ML+ 4.25%)	—	11/29/2025	9,824	9,518	9,699	0.3%	(3)(8)(10)
		Second Lien Term Loan	12/4/2018	8.36% (1ML+ 8.25%)	—	11/29/2026	40,170	39,485	40,170	1.1%	(3)(8)(10)
								49,003	49,869	1.4%
GlobalTranz Enterprises, Inc.	Air Freight & Logistics	Second Lien Term Loan	5/15/2019	8.36% (1ML+ 8.25%)	—	5/15/2027	12,500	12,500	11,945	0.3%	(3)(8)(10)
								12,500	11,945	0.3%
Halcyon Loan Advisors Funding 2012-1 Ltd.	Structured Finance	Subordinated Structured Note	8/7/2012	Residual Interest, current yield 0.00%	—	8/15/2023	23,188	3,709	—	—%	(5)(14)(17)
								3,709	—	—%
Halcyon Loan Advisors Funding 2013-1 Ltd.	Structured Finance	Subordinated Structured Note	3/8/2013	Residual Interest, current yield 0.00%	—	4/15/2025	40,400	19,984	—	—%	(5)(14)(17)
								19,984	—	—%
Halcyon Loan Advisors Funding 2014-1 Ltd.	Structured Finance	Subordinated Structured Note	2/7/2014	Residual Interest, current yield 0.00%	—	4/20/2026	24,500	11,822	—	—%	(5)(14)(17)
								11,822	—	—%
Halcyon Loan Advisors Funding 2014-2 Ltd.	Structured Finance	Subordinated Structured Note	4/14/2014	Residual Interest, current yield 0.00%	—	4/28/2025	41,164	21,322	—	—%	(5)(14)(17)
								21,322	—	—%
Halcyon Loan Advisors Funding 2015-3 Ltd.	Structured Finance	Subordinated Structured Note	7/23/2015	Residual Interest, current yield 0.00%	—	10/18/2027	39,598	29,591	8,771	0.2%	(5)(14)(17)
								29,591	8,771	0.2%
HarbourView CLO VII-R, Ltd.	Structured Finance	Subordinated Structured Note	6/5/2015	Residual Interest, current yield 1.98%	—	7/18/2031	19,025	12,988	4,973	0.1%	(5)(14)
								12,988	4,973	0.1%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2021 (Unaudited)
(in thousands, except share data)

							March 31, 2021 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Help/Systems Holdings, Inc.	Software	First Lien Term Loan	11/29/2019	5.75% (3ML+ 4.75%)	1.00	11/19/2026	$8,415	$8,352	$8,415	0.2%	(3)(8)(10)(47)
		Second Lien Term Loan	11/22/2019	9.00% (3ML+ 8.00%)	1.00	11/19/2027	17,500	17,226	17,500	0.5%	(3)(8)(10)
								25,578	25,915	0.7%
Inpatient Care Management Company, LLC	Health Care Providers & Services	Senior Secured Term Loan	6/8/2016	9.00% (3ML+ 8.00%)	1.00	6/8/2021	12,000	12,000	12,000	0.3%	(3)(10)
								12,000	12,000	0.3%
Interventional Management Services, LLC	Health Care Providers & Services	Revolving Line of Credit - $5,000 Commitment	2/22/2021	9.50% (3ML+ 8.50%)	1.00	2/22/2025	2,000	2,000	2,000	0.1%	(10)(15)
		Senior Secured Term Loan	2/22/2021	9.50% (3ML+ 8.50%)	1.00	2/20/2026	70,148	70,148	70,148	1.9%	(3)(10)
								72,148	72,148	2.0%
Jefferson Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	6/26/2015	Residual Interest, current yield 9.68%	—	10/20/2031	23,594	20,098	12,690	0.3%	(5)(14)
								20,098	12,690	0.3%
K&N Parent, Inc.	Auto Components	First Lien Term Loan	3/3/2020	5.75% (3ML+ 4.75%)	1.00	10/20/2023	1,888	1,697	1,888	0.1%	(3)(8)(10)
		Second Lien Term Loan	10/28/2016	9.75% (3ML+ 8.75%)	1.00	10/21/2024	25,887	25,594	25,887	0.7%	(3)(8)(10)
								27,291	27,775	0.8%
Keystone Acquisition Corp. (4)	Health Care Providers & Services	Second Lien Term Loan	5/18/2017	10.25% (3ML+ 9.25%)	1.00	5/1/2025	50,000	50,000	50,000	1.4%	(3)(8)(10)
								50,000	50,000	1.4%
KM2 Solutions LLC	IT Services	First Lien Term Loan	12/17/2020	9.00% (3ML+ 8.00%)	1.00	12/17/2025	24,938	24,938	24,938	0.7%	(3)(10)
								24,938	24,938	0.7%
LCM XIV Ltd.	Structured Finance	Subordinated Structured Note	6/25/2013	Residual Interest, current yield 11.86%	—	7/21/2031	49,934	28,893	20,204	0.5%	(5)(14)
								28,893	20,204	0.5%
Legility, LLC	Professional Services	First Lien Term Loan	2/28/2020	7.00% (6ML+ 6.00%)	1.00	12/17/2025	19,113	18,794	19,113	0.5%	(3)(8)(10)
		First Lien Term Loan	2/28/2020	7.00% (1ML+ 6.00%)	1.00	12/17/2025	387	381	387	—%	(3)(8)(10)
								19,175	19,500	0.5%
LGC US FINCO, LLC	Machinery	First Lien Term Loan	1/24/2020	8.50% (1ML+ 7.50%)	1.00	12/20/2025	29,250	28,534	27,955	0.8%	(3)(8)(10)
								28,534	27,955	0.8%
Maverick Healthcare Equity, LLC	Health Care Providers & Services	Preferred Units (1,250,000 units)	10/31/2007		—	N/A	—	—	—	—%	(16)
		Class A Common Units (1,250,000 units)	10/31/2007		—	N/A	—	—	—	—%	(16)
								—	—	—%
Medusind Acquisition, Inc. (19)	Health Care Providers & Services	First Lien Term Loan	9/30/2019	9.00% (3ML+ 8.00%)	1.00	4/8/2024	24,199	23,948	23,948	0.6%	(3)(10)
								23,948	23,948	0.6%
Mountain View CLO 2013-I Ltd.	Structured Finance	Subordinated Structured Note	4/17/2013	Residual Interest, current yield 5.25%	—	10/15/2030	43,650	29,005	17,807	0.5%	(5)(14)
								29,005	17,807	0.5%
Mountain View CLO IX Ltd.	Structured Finance	Subordinated Structured Note	5/13/2015	Residual Interest, current yield 16.34%	—	7/15/2031	47,830	29,138	26,611	0.7%	(5)(14)
								29,138	26,611	0.7%
Octagon Investment Partners XV, Ltd.	Structured Finance	Subordinated Structured Note	1/24/2013	Residual Interest, current yield 12.24%	—	7/19/2030	42,064	32,628	25,403	0.8%	(5)(14)
								32,628	25,403	0.8%
Octagon Investment Partners 18-R Ltd.	Structured Finance	Subordinated Structured Note	8/12/2015	Residual Interest, current yield 17.12%	—	4/16/2031	46,016	25,459	18,568	0.5%	(5)(14)
								25,459	18,568	0.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2021 (Unaudited)
(in thousands, except share data)

							March 31, 2021 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

OneTouchPoint Corp	Professional Services	Senior Secured Term Loan	2/19/2021	9.00% (3ML+ 8.00%)	1.00	2/19/2026	$40,500	$40,500	$40,500	1.1%	(3)(10)
								40,500	40,500	1.1%
Orva Buyer, LLC	Specialty Retail	Senior Secured Term Loan	12/23/2020	9.50% (1ML+ 7.50%)	2.00	12/23/2025	40,298	40,298	40,298	1.1%	(3)(10)
								40,298	40,298	1.1%
Pearl Intermediate Parent LLC	Health Care Providers & Services	Second Lien Term Loan	2/28/2018	6.36% (1ML+ 6.25%)	—	2/15/2026	5,000	4,985	5,000	0.1%	(3)(8)(10)
								4,985	5,000	0.1%
PeopleConnect Holdings, LLC (11)	Interactive Media & Services	Revolving Line of Credit - $8,918 Commitment	1/22/2020	10.00% (1ML+ 8.25%)	1.75	1/22/2025	—	—	—	—%	(10)(15)
		Senior Secured Term Loan	1/22/2020	10.00% (3ML+ 8.25%)	1.75	1/22/2025	185,277	185,277	185,277	5.0%	(3)(10)
								185,277	185,277	5.0%
PlayPower, Inc.	Leisure Products	First Lien Term Loan	5/16/2019	5.70% (3ML+ 5.50%)	—	5/10/2026	6,197	6,150	6,197	0.2%	(3)(8)(10)
								6,150	6,197	0.2%
Research Now Group, Inc. & Survey Sampling International LLC	Professional Services	First Lien Term Loan	1/5/2018	6.50% (6ML+ 5.50%)	1.00	12/20/2024	9,675	9,390	9,675	0.3%	(3)(8)(10)
		Second Lien Term Loan	1/5/2018	10.50% (6ML+ 9.50%)	1.00	12/20/2025	50,000	47,947	50,000	1.4%	(3)(8)(10)
								57,337	59,675	1.7%
RGIS Services, LLC	Commercial Services & Supplies	Senior Secured Term Loan	6/25/2020	8.50% (1ML+ 7.50%)	1.00	6/25/2025	8,974	8,974	8,974	0.3%	(8)(10)(39)
		Membership Interest (4.34%)	6/25/2020		—	N/A	—	10,303	8,952	0.2%	(16)
								19,277	17,926	0.5%
RME Group Holding Company	Media	Senior Secured Term Loan A	5/4/2017	7.00% (3ML+ 6.00%)	1.00	5/4/2022	27,083	27,083	27,083	0.7%	(3)(10)
		Senior Secured Term Loan B	5/4/2017	12.00% (3ML+ 11.00%)	1.00	5/4/2022	22,161	22,161	21,328	0.6%	(3)(10)
								49,244	48,411	1.3%
Romark WM-R Ltd.	Structured Finance	Subordinated Structured Note	4/11/2014	Residual Interest, current yield 9.84%	—	4/21/2031	27,725	23,260	14,961	0.4%	(5)(14)
								23,260	14,961	0.4%
Rosa Mexicano	Hotels, Restaurants & Leisure	Revolving Line of Credit - $500 Commitment	3/29/2018	4.25% (3ML+ 3.00%) plus 4.50% PIK	1.25	3/29/2023	518	518	493	—%	(10)(15)(39)
		Senior Secured Term Loan	3/29/2018	4.25% (3ML+ 3.00%) plus 4.50% PIK	1.25	3/29/2023	23,707	23,707	22,551	0.6%	(10)(39)
								24,225	23,044	0.6%
Securus Technologies Holdings, Inc.	Communications Equipment	First Lien Term Loan	9/3/2019	5.50% (3ML+ 4.50%)	1.00	11/1/2024	9,822	9,140	9,468	0.3%	(8)(10)
		Second Lien Term Loan	11/3/2017	9.25% (6ML+ 8.25%)	1.00	11/1/2025	50,662	50,551	48,357	1.3%	(3)(8)(10)
								59,691	57,825	1.6%
SEOTownCenter, Inc.	IT Services	Senior Secured Term Loan A	4/10/2018	9.50% (3ML+ 7.50%)	2.00	4/7/2023	24,223	24,223	24,223	0.7%	(3)(10)
		Senior Secured Term Loan B	4/10/2018	14.50% (3ML+ 12.50%)	2.00	4/7/2023	19,027	19,027	19,027	0.5%	(3)(10)
								43,250	43,250	1.2%
Shearer’s Foods, LLC	Food Products	Second Lien Term Loan	9/28/2020	8.75% (1ML+ 7.75%)	1.00	9/23/2028	5,000	4,906	5,000	0.1%	(3)(8)(10)
								4,906	5,000	0.1%
Shutterfly, Inc.	Internet & Direct Marketing Retail	First Lien Term Loan	12/9/2019	7.00% (3ML+ 6.00%)	1.00	9/25/2026	16,019	14,513	16,019	0.4%	(3)(8)(10)(47)
								14,513	16,019	0.4%
Sorenson Communications, LLC	Diversified Telecommunication Services	First Lien Term Loan	3/26/2021	6.25% (3ML+ 5.50%)	0.75	3/17/2026	18,000	17,820	18,000	0.5%	(8)(10)
								17,820	18,000	0.5%
Southern Veterinary Partners	Health Care Providers & Services	Second Lien Term Loan	10/21/2020	8.75% (6ML+ 7.75%)	1.00	10/5/2028	$8,000	$7,924	$8,000	0.2%	(3)(8)(10)
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2021 (Unaudited)
(in thousands, except share data)

							March 31, 2021 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

								7,924	8,000	0.2%
Spectrum Holdings III Corp	Health Care Equipment & Supplies	Second Lien Term Loan	2/13/2018	8.00% (6ML+ 7.00%)	1.00	1/31/2026	7,500	7,477	6,542	0.2%	(3)(8)(10)
								7,477	6,542	0.2%
Staples, Inc.	Distributors	First Lien Term Loan	12/3/2019	5.21% (3ML+ 5.00%)	—	4/16/2026	8,887	8,816	8,723	0.2%	(3)(8)(10)(47)
								8,816	8,723	0.2%
Strategic Materials	Household Durables	Second Lien Term Loan	11/1/2017	8.75% (3ML+ 7.75%)	1.00	11/1/2025	7,000	6,960	5,558	0.2%	(3)(8)(10)
								6,960	5,558	0.2%
Stryker Energy, LLC	Energy Equipment & Services	Overriding Royalty Interests	12/4/2006		—	N/A	—	—	—	—%	(13)(16)
								—	—	—%
Sudbury Mill CLO Ltd.	Structured Finance	Subordinated Structured Note	11/14/2013	Residual Interest, current yield 0.00%	—	1/19/2026	28,200	13,875	4,544	0.1%	(5)(14)(17)
								13,875	4,544	0.1%
Symphony CLO XIV, Ltd.	Structured Finance	Subordinated Structured Note	5/6/2014	Residual Interest, current yield 0.00%	—	7/14/2026	49,250	27,201	11,984	0.3%	(5)(14)(17)
								27,201	11,984	0.3%
Symphony CLO XV, Ltd.	Structured Finance	Subordinated Structured Note	10/17/2014	Residual Interest, current yield 12.86%	—	1/19/2032	63,830	44,937	27,762	0.7%	(5)(14)
								44,937	27,762	0.7%
TGP HOLDINGS III LLC	Household Durables	Second Lien Term Loan	10/3/2017	9.50% (3ML+ 8.50%)	1.00	9/25/2025	3,000	2,975	3,000	0.1%	(8)(10)
								2,975	3,000	0.1%
The Octave Music Group, Inc.	Entertainment	First Lien Term Loan	3/6/2020	6.25% (1ML+ 5.25%) plus 0.75% PIK	1.00	5/29/2025	37,897	37,585	37,897	1.0%	(3)(8)(10)(39)
								37,585	37,897	1.0%
TPS, LLC	Machinery	First Lien Term Loan	11/30/2020	10.00% (3ML+ 9.00%) plus 1.50% PIK	1.00	11/30/2025	29,001	29,001	29,001	0.8%	(3)(10)(39)
								29,001	29,001	0.8%
Town & Country Holdings, Inc.	Distributors	First Lien Term Loan	1/26/2018	10.00% (3ML+ 8.50%)	1.50	1/26/2023	160,604	160,604	160,604	4.3%	(3)(10)
								160,604	160,604	4.3%
Transplace Holdings, Inc.	Transportation Infrastructure	Second Lien Term Loan	10/16/2017	9.75% (6ML+ 8.75%)	1.00	10/6/2025	30,900	30,354	30,900	0.8%	(3)(8)(10)
								30,354	30,900	0.8%
United Sporting Companies, Inc. (18)	Distributors	Second Lien Term Loan	9/28/2012	13.25% (1ML+ 11.00%) plus 2.00% PIK	2.25	11/16/2019	146,393	105,431	9,111	0.2%	(9)(10)
								105,431	9,111	0.2%
Universal Fiber Systems, LLC	Textiles, Apparel & Luxury Goods	Second Lien Term Loan	10/16/2015	10.50% (1ML+ 9.50%)	1.00	10/2/2022	37,000	36,842	34,716	0.9%	(3)(8)(10)
								36,842	34,716	0.9%
Upstream Newco, Inc.	Health Care Providers & Services	First Lien Term Loan	12/2/2019	4.61% (1ML+ 4.50%)	—	11/20/2026	8,168	8,134	8,168	0.2%	(3)(8)(10)
		Second Lien Term Loan	12/2/2019	8.61% (1ML+ 8.50%)	—	11/20/2027	22,000	21,829	22,000	0.6%	(3)(8)(10)
								29,963	30,168	0.8%
USG Intermediate, LLC	Leisure Products	Revolving Line of Credit - $3,000 Commitment	4/15/2015	10.25% (1ML+ 9.25%)	1.00	8/24/2021	1,000	1,000	1,000	—%	(10)(15)
		Senior Secured Term Loan B	4/15/2015	12.75% (1ML+ 11.75%)	1.00	8/24/2022	15,304	15,304	15,304	0.4%	(3)(10)
		Equity	4/15/2015		—	N/A	—	1	—	—%	(16)
								16,305	16,304	0.4%
Venio LLC (48)	Professional Services	First Lien Term Loan	2/19/2014	4.00% plus 10.00% PIK (3ML + 7.50%)	2.50	2/19/2020	15,333	15,333	15,333	0.4%	(10)(39)(48)
								15,333	15,333	0.4%
Voya CLO 2012-4, Ltd.	Structured Finance	Subordinated Structured Note	11/5/2012	Residual Interest, current yield 8.35%	—	10/15/2030	40,613	30,738	25,091	0.7%	(5)(14)
								30,738	25,091	0.7%
Voya CLO 2014-1, Ltd.	Structured Finance	Subordinated Structured Note	2/5/2014	Residual Interest, current yield 7.01%	—	4/18/2031	$40,772	$31,222	$17,923	0.5%	(5)(14)
								31,222	17,923	0.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS AS OF MARCH 31, 2021 (Unaudited)
(in thousands, except share data)

							March 31, 2021 (Unaudited)
Portfolio Company	Industry	Investments(1)(37)	Acquisition Date(44)	Coupon/Yield	Floor	Legal Maturity	Principal Value	Amortized Cost	Fair Value(2)	% of Net Assets

Non-Control/Non-Affiliate Investments (less than 5.00% voting control)

Voya CLO 2016-3, Ltd.	Structured Finance	Subordinated Structured Note	9/30/2016	Residual Interest, current yield 10.50%	—	10/20/2031	28,100	25,634	19,835	0.5%	(5)(14)
								25,634	19,835	0.5%
Voya CLO 2017-3, Ltd.	Structured Finance	Subordinated Structured Note	6/13/2017	Residual Interest, current yield 12.24%	—	7/22/2030	44,884	49,489	41,803	1.1%	(5)(14)
								49,489	41,803	1.1%
VT Topco, Inc.	Commercial Services & Supplies	Second Lien Term Loan	8/23/2018	7.11% (1ML+ 7.00%)	—	8/17/2026	7,000	6,977	6,847	0.2%	(3)(8)(10)
								6,977	6,847	0.2%
Total Non-Control/Non-Affiliate Investments (Level 3)								$3,321,382	$2,861,401	77.3%

Total Portfolio Investments (Level 3)								$5,915,141	$5,883,328	158.9%
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2021 (Unaudited) and June 30, 2020

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
(3)Security, or a portion thereof, is held by Prospect Capital Funding LLC (“PCF”), our wholly owned subsidiary and a bankruptcy remote special purpose entity, and is pledged as collateral for the Revolving Credit Facility and such security is not available as collateral to our general creditors (see Note 4). The fair values of the investments held by PCF at March 31, 2021 and June 30, 2020 were $1,528,576 and $1,491,022, respectively, representing 26.0% and 28.5% of our total investments, respectively.
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
(10)Certain variable rate securities in our portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. The 1-Month LIBOR, or “1ML”, was 0.11% as of March 31, 2021 and 0.16% as of June 30, 2020. The 2-Month LIBOR, or “2ML”, was 0.13% as of March 31, 2021 and 0.23% as of June 30, 2020. The 3-Month LIBOR, or “3ML”, was 0.19% as of March 31, 2021 and 0.30% as of June 30, 2020. The 6-Month LIBOR, or “6ML”, was 0.21% as of March 31, 2021 and 0.37% as of June 30, 2020. The 12-Month LIBOR, or “12ML”, was 0.28% as of March 31, 2021 and 0.55% as of June 30, 2020.
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
(14)Investment has been designated as an investment not “qualifying” under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2021 and June 30, 2020,
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2021 (Unaudited) and June 30, 2020 (Continued)
our qualifying assets, as a percentage of total assets, stood at 75.67% and 74.44%, respectively. We monitor the status of these assets on an ongoing basis.
(15)Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of March 31, 2021 and June 30, 2020, we had $38,999 and $41,487, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies.
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
(19)Medusind Acquisition, Inc., Medusind Intermediate, Inc., Medusind Solutions Inc. and Medusind Inc. are joint borrowers.
(20)CP Holdings of Delaware LLC (“CP Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 99.8% of CP Energy Services Inc. (“CP Energy”) as of March 31, 2021 and June 30, 2020. CP Energy owns directly or indirectly 100% of each of CP Well Testing, LLC; Wright Foster Disposals, LLC; Foster Testing Co., Inc.; ProHaul Transports, LLC; and Wright Trucking, Inc. We report CP Energy as a separate controlled company. On April 6, 2018, Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”), a previously controlled portfolio company, merged with and into CP Energy, with CP Energy continuing as the surviving corporation. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $13,156 in senior secured term loans (the “Spartan Term Loans”) due to us as of June 30, 2020. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loans are presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans.  In December 2019, Wolf Energy Holdings, Inc. (“Wolf Energy Holdings”), our Consolidated Holding Company that previously owned 100% of Appalachian Energy LLC (“AEH”); Wolf Energy Services Company, LLC (Wolf Energy Services”); and Wolf Energy, LLC (collectively our previously controlled membership interest and net profit interest investments in “Wolf Energy”), merged with and into CP Energy, with CP Energy continuing as the surviving entity. CP Energy acquired 100% of our equity in Wolf Energy, which is reflected in our valuation of CP Energy common stock as of December 31, 2019. (See Note 14). In September 2020, we made a new $26,193 Series A preferred stock investment in Spartan Energy Holdings, Inc., which equates to 100% of the Series A non-voting non-convertible preferred stock outstanding. In September 2020, Spartan Energy Services, LLC fully repaid the $26,193 Senior Secured Term Loan B receivable to us at par. We recorded a realized gain of $2,832 in our Consolidated Statement of Operations for the quarter ended September 30, 2020 as a result of this transaction.
(21)Credit Central Holdings of Delaware, LLC (“Credit Central Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 98.63% of Credit Central Loan Company, LLC (f/k/a Credit Central Holdings, LLC (“Credit Central”)) as of March 31, 2021 and June 30, 2020. Credit Central owns 100% of each of Credit Central, LLC; Credit Central South, LLC; Credit Central of Texas, LLC; and Credit Central of Tennessee, LLC, the operating companies. We report Credit Central as a separate controlled company.
(22)As of June 30, 2020, Prospect held an 11.51% membership interest in Edmentum Ultimate Holdings, LLC (“Edmentum Holdings”), which owns 100% of the equity of Edmentum, Inc. On December 11, 2020, we sold our 11.51% Class A voting interest in Edmentum Holdings and recorded realized gains of $3,724 and $745 in our Consolidated Statements of Operations for the quarters ended December 31, 2020 and March 31, 2021, respectively. Concurrently, Edmentum
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2021 (Unaudited) and June 30, 2020 (Continued)
Holdings fully repaid the $9,312 Unsecured Senior PIK Note and the $45,277 Unsecured Junior PIK Note, and Edmentum, Inc. fully repaid the $8,758 Second Lien Revolving Credit Facility receivable to us at par.
(23)First Tower Holdings of Delaware LLC (“First Tower Delaware”), a consolidated entity in which we own 100% of the membership interests, owns 80.1% of First Tower Finance Company LLC (“First Tower Finance”), which owns 100% of First Tower, LLC, the operating company as of March 31, 2021 and June 30, 2020. We report First Tower Finance as a separate controlled company. Effective March 17, 2021, the First Tower, LLC lenders were granted a first priority security interest in First Tower Finance’s assets and our investment became classified as a First Lien Term Loan.
(24)Energy Solutions Holdings Inc., a consolidated entity in which we own 100% of the equity, owns 100% of Freedom Marine Solutions, LLC (“Freedom Marine”), which owns Vessel Company, LLC, Vessel Company II, LLC and Vessel Company III, LLC. We report Freedom Marine as a separate controlled company.
(25)MITY Holdings of Delaware Inc. (“MITY Delaware”), a consolidated entity in which we own 100% of the common stock, owns 100% of the equity of MITY, Inc. (f/k/a MITY Enterprises, Inc.) (“MITY”). MITY owns 100% of each of MITY-Lite, Inc. (“Mity-Lite”); Broda Enterprises USA, Inc.; and Broda Enterprises ULC (“Broda Canada”). We report MITY as a separate controlled company. Our subordinated unsecured note issued and outstanding to Broda Canada is denominated in Canadian Dollars (“CAD”). As of March 31, 2021 and June 30, 2020, the principal balance of this note was CAD 7,371. In accordance with ASC 830, Foreign Currency Matters (“ASC 830”), this note was remeasured into our functional currency, US Dollars (USD), and is presented on our Consolidated Schedule of Investments in USD. We formed a separate legal entity domiciled in the United States, MITY FSC, Inc., (“MITY FSC”) in which Prospect owns 100% of the equity. MITY FSC does not have material operations. This entity earns commission payments from MITY-Lite based on its sales to foreign customers, and distributes it to its shareholder.
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
(27)Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a consolidated entity in which we own 100% of the membership interests, owns 94.48% of Nationwide Loan Company LLC, the operating company, as of March 31, 2021 and June 30, 2020. We report Nationwide Loan Company LLC as a separate controlled company. Prospect has a first priority security interest in the assets of Nationwide.
(28)NMMB Holdings, Inc. (“NMMB Holdings”), a consolidated entity in which we own 100% of the equity, owns 94.82% and 93.00% of the fully diluted equity of NMMB, Inc. (“NMMB”) as of March 31, 2021 and June 30, 2020, respectively. NMMB owns 100% of Refuel Agency, Inc., which owns 100% of Armed Forces Communications, Inc. We report NMMB as a separate controlled company. On December 30, 2019, NMMB executed a dividend recapitalization whereby Prospect invested $15,100 of a first lien term loan to repay NMMB’s existing term loan, provide a shareholder distribution, and pay fees and expenses. As part of the recapitalization, Prospect converted its Series A and Series B preferred securities into common equity and received a dividend distribution of $2,797.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2021 (Unaudited) and June 30, 2020 (Continued)
(30)Prospect owns 99.96% of the equity of USES Corp. as of March 31, 2021 and June 30, 2020.
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
(32)As of March 31, 2021 and June 30, 2020, Prospect owns 8.57% of the equity in Encinitas Watches Holdco, LLC (f/k/a Nixon Holdco, LLC), the parent company of Nixon, Inc.
(33)Prospect owns 9.67% of the equity in Targus Cayman HoldCo Limited (“Targus”), the parent company of Targus International LLC (“Targus International”), as of March 31, 2021 and June 30, 2020.
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
(35)As of March 31, 2021 and June 30, 2020, the residual profit interest includes both (i) 8.33% of New TLA and TLD residual profit and (ii) 100% of TLC residual profits, with both calculated quarterly in arrears.
(36)Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.96% ownership interest of Pacific World as of March 31, 2021 and June 30, 2020, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2021 (Unaudited) and June 30, 2020 (Continued)

(37)The following shows the composition of our investment portfolio at cost by control designation, investment type and by industry as of March 31, 2021:

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Control Investments
Aerospace & Defense	$75,406	$—	$—	$—	$—	$—	$22,738	$98,144
Commercial Services & Supplies	112,655	—	—	—	—	7,200	27,349	147,204
Construction & Engineering	43,731	—	—	—	—	—	26,204	69,935
Consumer Finance	292,893	—	65,473	—	—	—	121,323	479,689
Diversified Consumer Services	—	—	—	—	—	—	2,378	2,378
Energy Equipment & Services	53,359	—	—	—	—	—	219,550	272,909
Equity Real Estate Investment Trusts (REITs)	607,912	—	—	—	—	—	210	608,122
Health Care Providers & Services	233,329	—	—	—	—	—	45,118	278,447
Machinery	28,622	—	—	—	—	—	6,866	35,488
Media	4,911	—	—	—	—	—	12,869	17,780
Online Lending	11,600	—	—	—	—	—	—	11,600
Personal Products	61,778	—	—	—	—	—	186,795	248,573
Trading Companies & Distributors	32,440	—	—	—	—	—	32,500	64,940
Structured Finance (A)	90,200	—	—	—	—	—	—	90,200
Total Control Investments	$1,648,836	$—	$65,473	$—	$—	$7,200	$703,900	$2,425,409
Affiliate Investments
Diversified Consumer Services	$30,433	$17,522	$117,590	$—	$—	$—	$—	$165,545
Textiles, Apparel & Luxury Goods	—	—	—	—	—	—	2,805	2,805
Total Affiliate Investments	$30,433	$17,522	$117,590	$—	$—	$—	$2,805	$168,350
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$—	$12,500	—	$—	$—	$—	$12,500
Auto Components	18,280	—	56,954	—	—	—	—	75,234
Chemicals	30,860	—	—	—	—	—	—	30,860
Commercial Services & Supplies	29,581	—	85,173	—	—	—	10,303	125,057
Communications Equipment	9,140	—	50,551	—	—	—	—	59,691
Consumer Finance	36,985	—	12,399	—	—	—	—	49,384
Distributors	169,420	—	105,431	—	—	—	—	274,851
Diversified Financial Services	30,165	—	—	—	—	—	—	30,165
Diversified Telecommunication Services	27,338	—	39,485	—	—	—	—	66,823
Entertainment	45,321	—	—	—	—	—	—	45,321
Food Products	—	—	31,879	—	—	—	—	31,879
Health Care Equipment & Supplies	—	—	7,477	—	—	—	—	7,477
Health Care Providers & Services	196,467	—	121,248	—	—	—	—	317,715
Hotels, Restaurants & Leisure	24,225	—	—	—	—	—	—	24,225
Household Durables	—	—	9,935	3,970	—	—	2,001	15,906
Household Products	24,250	—	—	—	—	—	—	24,250
Insurance	—	—	21,371	—	—	—	—	21,371
Interactive Media & Services	185,277	—	—	—	—	—	—	185,277
Internet & Direct Marketing Retail	54,811	—	—	—	—	—	—	54,811
IT Services	116,041	—	73,216	—	—	—	—	189,257
Leisure Products	22,454	—	—	—	—	—	1	22,455
Machinery	57,535	—	—	—	—	—	—	57,535
Media	61,473	—	—	—	—	—	26,991	88,464
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2021 (Unaudited) and June 30, 2020 (Continued)

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Cost Total
Paper & Forest Products	4,426	—	11,420	—	—	—	—	15,846
Professional Services	84,398	—	47,947	—	—	—	—	132,345
Software	8,352	—	17,226	—	—	—	—	25,578
Technology Hardware, Storage & Peripherals	—	—	12,427	—	—	—	—	12,427
Textiles, Apparel & Luxury Goods	163,556	—	36,842	—	—	—	—	200,398
Transportation Infrastructure	—	—	30,354	—	—	—	—	30,354
Structured Finance (A)	—	—	—	—	1,093,926	—	—	1,093,926
Total Non-Control/Non-Affiliate	$1,400,355	$—	$783,835	$3,970	$1,093,926	$—	$39,296	$3,321,382
Total Portfolio Investment Cost	$3,079,624	$17,522	$966,898	$3,970	$1,093,926	$7,200	$746,001	$5,915,141
The following table shows the composition of our investment portfolio at fair value by control designation, investment type and by industry as of March 31, 2021:

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Control Investments
Aerospace & Defense	$75,406	$—	$—	$—	$—	$—	$7,700	$83,106	2.2%
Commercial Services & Supplies	81,837	—	—	—	—	5,295	—	87,132	2.4%
Construction & Engineering	43,731	—	—	—	—	—	101,976	145,707	3.9%
Consumer Finance	292,893	—	68,137	—	—	—	329,761	690,791	18.7%
Diversified Consumer Services	—	—	—	—	—	—	3,000	3,000	0.1%
Energy Equipment & Services	53,359	—	—	—	—	—	21,930	75,289	2.0%
Equity Real Estate Investment Trusts (REITs)	607,912	—	—	—	—	—	374,673	982,585	26.5%
Health Care Providers & Services	233,329	—	—	—	—	—	130,070	363,399	9.9%
Machinery	28,622	—	—	—	—	—	19,741	48,363	1.3%
Media	4,911	—	—	—	—	—	37,744	42,655	1.2%
Online Lending	11,600	—	—	—	—	—	—	11,600	0.3%
Personal Products	61,778	—	—	—	—	—	9,633	71,411	1.9%
Trading Companies & Distributors	26,704	—	—	—	—	—	—	26,704	0.7%
Structured Finance (A)	90,200	—	—	—	—	—	—	90,200	2.4%
Total Control Investments	$1,612,282	$—	$68,137	$—	$—	$5,295	$1,036,228	$2,721,942	73.5%
Fair Value % of Net Assets	43.6%	—%	1.8%	—%	—%	0.1%	28.0%	73.5%
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2021 (Unaudited) and June 30, 2020 (Continued)

Industry	1st Lien Term Loan	1.5 Lien Term Loan	2nd Lien Term Loan	3rd Lien Term Loan	Subordinated Structured Notes	Subordinated Unsecured Debt	Equity (B)	Fair Value Total	Fair Value % of Net Assets
Affiliate Investments
Diversified Consumer Services	32,179	17,522	117,590	—	—	—	106,261	273,552	7.4%
Textiles, Apparel & Luxury Goods	—	—	—	—	—	—	26,433	26,433	0.7%
Total Affiliate Investments	$32,179	$17,522	$117,590	$—	$—	$—	$132,694	$299,985	8.1%
Fair Value % of Net Assets	0.9%	0.5%	3.2%	—%	—%	—%	3.5%	8.1%
Non-Control/Non-Affiliate Investments
Air Freight & Logistics	$—	$—	$11,945	$—	$—	$—	$—	$11,945	0.3%
Auto Components	18,638	—	57,887	—	—	—	—	76,525	2.1%
Chemicals	30,987	—	—	—	—	—	—	30,987	0.8%
Commercial Services & Supplies	29,671	—	85,324	—	—	—	8,952	123,947	3.3%
Communications Equipment	9,468	—	48,357	—	—	—	—	57,825	1.6%
Consumer Finance	37,865	—	14,621	—	—	—	—	52,486	1.4%
Distributors	169,327	—	9,111	—	—	—	—	178,438	4.8%
Diversified Consumer Services	—	—	—	—	—	—	128	128	—%
Diversified Financial Services	30,165	—	—	—	—	—	—	30,165	0.8%
Diversified Telecommunication Services	27,699	—	40,170	—	—	—	—	67,869	1.8%
Entertainment	45,683	—	—	—	—	—	—	45,683	1.2%
Food Products	—	—	32,133	—	—	—	—	32,133	0.9%
Health Care Equipment & Supplies	—	—	6,542	—	—	—	—	6,542	0.2%
Health Care Providers & Services	196,611	—	122,000	—	—	—	—	318,611	8.6%
Hotels, Restaurants & Leisure	23,044	—	—	—	—	—	—	23,044	0.6%
Household Durables	—	—	8,558	3,970	—	—	7,671	20,199	0.5%
Household Products	24,250	—	—	—	—	—	—	24,250	0.7%
Insurance	—	—	21,723	—	—	—	—	21,723	0.6%
Interactive Media & Services	185,277	—	—	—	—	—	—	185,277	5.0%
Internet & Direct Marketing Retail	56,317	—	—	—	—	—	—	56,317	1.5%
IT Services	116,041	—	73,250	—	—	—	—	189,291	5.2%
Leisure Products	22,501	—	—	—	—	—	—	22,501	0.6%
Machinery	56,956	—	—	—	—	—	—	56,956	1.5%
Media	59,377	—	—	—	—	—	—	59,377	1.6%
Paper & Forest Products	4,488	—	11,500	—	—	—	—	15,988	0.4%
Professional Services	85,008	—	50,000	—	—	—	—	135,008	3.7%
Software	8,415	—	17,500	—	—	—	—	25,915	0.7%
Technology Hardware, Storage & Peripherals	—	—	12,500	—	—	—	—	12,500	0.3%
Textiles, Apparel & Luxury Goods	163,556	—	34,716	—	—	—	—	198,272	5.5%
Transportation Infrastructure	—	—	30,900	—	—	—	—	30,900	0.8%
Structured Finance (A)	—	—	—	—	750,599	—	—	750,599	20.3%
Total Non-Control/Non-Affiliate	$1,401,344	$—	$688,737	$3,970	$750,599	$—	$16,751	$2,861,401	77.3%
Fair Value % of Net Assets	37.9%	—%	18.6%	0.1%	20.3%	—%	0.4%	77.3%
Total Portfolio	$3,045,805	$17,522	$874,464	$3,970	$750,599	$5,295	$1,185,673	$5,883,328	158.9%
Fair Value % of Net Assets	82.4%	0.5%	23.6%	0.1%	20.3%	0.1%	31.9%	158.9%
(A) Our SSN investments do not have industry concentrations and as such have been separated in the tables above.
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2021 (Unaudited) and June 30, 2020 (Continued)
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

Endnote Explanations as of March 31, 2021 (Unaudited) and June 30, 2020 (Continued)

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

Endnote Explanations as of March 31, 2021 (Unaudited) and June 30, 2020 (Continued)

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

Endnote Explanations as of March 31, 2021 (Unaudited) and June 30, 2020 (Continued)

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2021 (Unaudited) and June 30, 2020 (Continued)

(39)The interest rate on these investments, excluding those on non-accrual, contains a paid in kind (“PIK”) provision, whereby the issuer has either the option or the obligation to make interest payments with the issuance of additional securities. The interest rate in the schedule represents the current interest rate in effect for these investments.
The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed under the existing credit agreements, as of and for three months ended March 31, 2021:

Security Name	PIK Rate - Capitalized	PIK Rate - Paid as cash	Maximum Current PIK Rate
Cinedigm DC Holdings, LLC - Senior Secured Term Loan	—%	2.50%	2.50%
CP Energy Services Inc. - Senior Secured Term Loan	12.00%	—%	12.00%	(A)
Credit Central Loan Company, LLC - Subordinated Term Loan	6.61%	3.39%	10.00%	(B)
Echelon Transportation, LLC - Senior Secured Term Loan	2.25%	—%	2.25%	(C)
Echelon Transportation, LLC - Senior Secured Term Loan	1.00%	—%	1.00%	(D)
First Tower Finance Company LLC - Senior Secured Term Loan	0.87%	11.13%	12.00%
InterDent, Inc. - Senior Secured Term Loan B	12.00%	—%	12.00%
MITY, Inc. - Senior Secured Note A	10.00%	—%	10.00%	(E)
MITY, Inc. - Senior Secured Note B	20.00%	—%	10.00%	(E)
National Property REIT Corp. - Senior Secured Term Loan A-2	—%	3.53%	3.53%
National Property REIT Corp. - Senior Secured Term Loan B-2	—%	5.50%	5.50%
National Property REIT Corp. - Senior Secured Term Loan C	—%	2.25%	2.25%
National Property REIT Corp. - Senior Secured Term Loan D	—%	2.50%	2.50%
Nationwide Loan Company LLC - Senior Subordinated Term Loan	—%	10.00%	10.00%
Pacific World Corporation - Senior Secured Term Loan A	6.25%	—%	6.25%
PGX Holdings, Inc. - Second Lien Term Loan	15.75%	—%	15.75%
PGX Holdings, Inc. - 1.5 Lien	14.50%	—%	14.50%
PGX Holdings, Inc. - First Lien Term Loan	4.25%	—%	4.25%
Rosa Mexicano - Revolving Line of Credit	4.50%	—%	4.50%	(F)
Rosa Mexicano - Senior Secured Term Loan	4.50%	—%	4.50%	(F)
The Octave Music Group, Inc. (fka Touchtunes) - First Lien Term Loan	—%	0.75%	0.75%
TPS, LLC - First Lien Term Loan	1.50%	—%	1.50%
Valley Electric Co. of Mt. Vernon, Inc. - Senior Secured Note	—%	2.50%	2.50%
Valley Electric Company, Inc. - Senior Secured Note	—%	10.00%	10.00%
Venio LLC - First Lien Term Loan	10.00%	—%	10.00%
(A) On March 24, 2021, the CP Energy Ninth Amendment to Loan Agreement was amended to allow 100% of the March 31, 2021 interest accruing in cash to be payable in kind resulting in a current PIK rate capitalized of 12.00%.
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
(E) On March 23, 2021, the Mity Amendment No. 1 and Waiver to Note Purchase Agreement was amended to allow Senior Secured Note A and Senior Secured Note B interest accruing in cash to be payable in kind resulting in a maximum current TLA PIK rate of 10% and TLB PIK rate of 20.00%.
(F) On September 30, 2020, the Rosa Mexicano Sixth Amendment to Loan Agreement was amended to allow interest accruing in cash to be payable in kind resulting in a maximum current PIK rate of 4.50% after the end of the Delayed Incremental Required Equity Contribution Period.

See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2021 (Unaudited) and June 30, 2020 (Continued)
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2021 (Unaudited) and June 30, 2020 (Continued)
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

(40)As defined in the 1940 Act, we are deemed to “Control” these portfolio companies because we own more than 25% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended March 31, 2021 with these controlled investments were as follows:

Portfolio Company	Fair Value at June 30, 2020	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at March 31, 2021	Interest income	Dividend income	Other income	Net realized gains (losses)
CP Energy Services Inc.	$51,174	$3,459	$(1)	$(13,393)	$41,239	$3,460	$—	$—	$—
CP Energy - Spartan Energy Services, Inc.	18,711	26,193	(23,361)	450	21,993	901	—	13	2,832
Credit Central Loan Company, LLC	75,685	9,369	(3,765)	(10,145)	71,144	10,569	—	—	—
Echelon Transportation, LLC	85,627	9,935	—	(12,456)	83,106	7,212	—	—	—
First Tower Finance Company LLC	508,465	463	(4,899)	75,057	579,086	45,752	—	15,443	—
Freedom Marine Solutions, LLC	12,351	—	—	(293)	12,058	—	—	—	—
InterDent, Inc.	230,757	11,395	—	121,247	363,399	16,507	—	—	—
Kickapoo Ranch Pet Resort	3,286	—	—	(286)	3,000	—	—	—	—
MITY, Inc.	51,905	5,678	850	(8,702)	49,731	8,392	—	66	—
National Property REIT Corp.	878,733	167,853	(69,350)	107,149	1,084,385	42,627	—	29,471	—
Nationwide Loan Company LLC	37,238	173	384	2,765	40,560	3,081	1,384	—	—
NMMB, Inc.	33,668	—	(114)	9,101	42,655	399	—	—	—
Pacific World Corporation	59,907	1,870	—	9,634	71,411	3,228	—	—	—
R-V Industries, Inc.	38,565	—	—	9,798	48,363	2,147	—	—	—
Universal Turbine Parts, LLC	26,599	—	(510)	615	26,704	1,761	—	—	121
USES Corp.	17,325	2,000	—	18,076	37,401	51	—	—	—
Valley Electric Company, Inc.	129,296	—	1,061	15,350	145,707	5,329	2,261	500	—
Total	$2,259,292	$238,388	$(99,705)	$323,967	$2,721,942	$151,416	$3,645	$45,493	$2,953
(A) Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, OID accretion and PIK interest, and any transfer of investments.
(B) Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments or sales, impairments, and any transfer of investments.

(41)As defined in the 1940 Act, we are deemed to be an “Affiliated company” of these portfolio companies because we own more than 5% of the portfolio company’s outstanding voting securities. Transactions during the nine months ended March 31, 2021 with these affiliated investments were as follows:

Portfolio Company	Fair Value at June 30, 2020	Gross Additions (Cost)(A)	Gross Reductions (Cost)(B)	Net unrealized gains (losses)	Fair Value at March 31, 2021	Interest income	Dividend income	Other income	Net realized gains (losses)
Edmentum Ultimate Holdings, LLC	$59,618	$9,278	$(63,425)	$(5,471)	$—	$8,955	$—	$33	$4,469
Nixon, Inc.	—	—	—	—	—	—	—	—	—
PGX Holdings, Inc.	106,711	60,227	(1,214)	107,828	273,552	15,378	—	69	—
Targus Cayman HoldCo Limited	21,208	—	—	5,225	26,433	—	—	—	—
Total	$187,537	$69,505	$(64,639)	$107,582	$299,985	$24,333	$—	$102	$4,469
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2021 (Unaudited) and June 30, 2020 (Continued)
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2021 (Unaudited) and June 30, 2020 (Continued)

(44)Acquisition date represents the date of PSEC's initial investment. Follow-on acquisitions have occurred on the following dates to arrive at PSEC's current investment (excluding effects of capitalized PIK interest, premium/original issue discount amortization/accretion, and partial repayments) (See endnote 45 for NPRC equity follow-on acquisitions):

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
8th Avenue Food & Provisions, Inc.	Second Lien Term Loan	11/17/2020	$2,101
ACE Cash Express, Inc.	Senior Secured Note	5/24/2019, 7/16/2019, 12/20/2019, 8/27/2020, 9/30/2020, 11/5/2020, 11/13/2020, 11/18/2020	18,105
Amerilife Group, LLC	Second Lien Term Loan	9/3/2020, 12/2/2020	11,534
Apidos CLO XI	Subordinated Structured Note	11/2/2016	2,160
Apidos CLO XII	Subordinated Structured Note	1/26/2018	4,070
Apidos CLO XV	Subordinated Structured Note	3/29/2018	6,480
Apidos CLO XXII	Subordinated Structured Note	2/24/2020	1,912
Atlantis Health Care Group (Puerto Rico), Inc.	Revolving Line of Credit	4/15/2013, 5/21/2013, 3/11/2014, 6/26/2017, 9/29/2017, 10/12/2017, 10/31/2017	7,500
Atlantis Health Care Group (Puerto Rico), Inc.	Senior Secured Term Loan	12/9/2016	42,000
Barings CLO 2018-III	Subordinated Structured Note	5/18/2018	9,255
Broder Bros., Co.	Senior Secured Note	1/29/2019, 2/28/2019	450
Brookside Mill CLO Ltd.	Subordinated Structured Note	1/29/2018	3,605
California Street CLO IX Ltd.	Subordinated Structured Note	9/6/2016, 10/17/2016	6,842
Capstone Logistics Acquisition, Inc.	Second Lien Term Loan	6/12/2015	37,500
CCS-CMGC Holdings, Inc.	First Lien Term Loan	10/8/2019	4,692
CCS-CMGC Holdings, Inc.	Second Lien Term Loan	8/20/2019	1,993
Cent CLO 21 Limited	Subordinated Structured Note	7/12/2018	1,024
CIFC Funding 2014-IV-R, Ltd.	Subordinated Structured Note	10/12/2018	1,158
Coverall North America, Inc.	Senior Secured Term Loan A	7/2/2018	13
Coverall North America, Inc.	Senior Secured Term Loan B	7/2/2018	2
CP Energy Services Inc.	Common Stock	10/11/2013, 12/26/2013, 4/6/2018, 12/31/2019	69,586
CP VI Bella Midco	Second Lien Term Loan	8/10/2018, 10/15/2018, 5/23/2019, 6/4/2019	13,711
Credit Central Loan Company, LLC	Class A Units	12/28/2012, 3/28/2014, 6/26/2014, 9/28/2016, 8/21/2019	11,975
Credit Central Loan Company, LLC	Subordinated Term Loan	6/26/2014, 9/28/2016	41,335
Curo Group Holdings Corp.	Second Lien Term Loan	7/31/2020, 10/6/2020, 10/8/2020, 10/19/2020, 11/12/2020, 11/18/2020, 11/20/2020	10,252
Echelon Transportation, LLC	Membership Interest	3/31/2014, 9/30/2014, 12/9/2016	22,488
Echelon Transportation, LLC	Senior Secured Term Loan	11/14/2018, 7/9/2019, 5/5/2020, 10/9/2020, 1/21/2021, 3/18/2021	5,465
Edmentum Ultimate Holdings, LLC	Second Lien Revolving Credit Facility to Edmentum, Inc.	2/19/2016, 3/17/2016, 4/20/2016, 5/19/2016, 6/22/2016, 1/31/2017, 2/14/2017, 3/1/2017, 3/14/2017, 3/28/2017, 4/11/2017, 4/25/2017, 5/10/2017, 10/30/2017, 11/8/2017, 11/21/2017, 12/20/2017, 1/3/2018, 1/17/2018, 1/30/2018, 12/12/2018, 12/21/2018, 1/15/2019, 2/1/2019, 2/26/2019, 2/28/2019, 3/18/2019, 4/9/2019,11/22/2019,12/17/2019, 1/21/2020	33,080
First Brands Group	First Lien Term Loan	8/19/2020, 10/19/2020, 12/2/2020, 12/3/2020, 12/4/2020	19,525
First Tower Finance Company LLC	Class A Units	12/30/2013, 6/24/2014, 12/15/2015, 11/21/2016, 3/9/2018	39,885
First Tower Finance Company LLC	Subordinated Term Loan to First Tower, LLC	12/15/2015, 3/9/2018	20,924
Freedom Marine Solutions, LLC	Membership Interest	10/1/2009, 12/22/2009, 1/13/2010, 3/30/2010, 5/13/2010, 2/14/2011, 4/28/2011, 7/7/2011, 10/20/2011, 10/30/2015, 1/7/2016, 4/11/2016, 8/11/2016, 1/30/2017, 4/20/2017, 6/13/2017, 8/30/2017, 1/17/2018, 2/15/2018, 5/8/2018, 10/31/2018	39,868
Galaxy XV CLO, Ltd.	Subordinated Structured Note	8/21/2015, 3/10/2017	9,161
Galaxy XXVII CLO, Ltd.	Subordinated Structured Note	6/11/2015	1,460
GEON Performance Solutions, LLC	Revolving Line of Credit	12/12/2019, 1/10/2020, 2/3/2020, 2/6/2020, 3/2/2020, 3/6/2020, 4/9/2020, 5/7/2020, 6/3/2020	3,796
Global Tel*Link Corporation	Second Lien Term Loan	4/10/2019, 8/22/2019, 9/20/2019	14,686
HELP/SYSTEMS HOLDINGS, INC.	First Lien Term Loan	11/29/2019	8,415
Help/Systems Holdings, Inc.	Second Lien Term Loan	5/10/2018, 3/11/2019, 11/22/2019	19,649
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2021 (Unaudited) and June 30, 2020 (Continued)

Portfolio Company	Investment	Follow-On Acquisition Dates	Follow-On Acquisitions (Excluding initial investment cost)
Inpatient Care Management Company, LLC	Senior Secured Term Loan	12/22/2016, 6/29/2018	10,003
Interdent, Inc.	Senior Secured Term Loan A	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
Interdent, Inc.	Senior Secured Term Loan B	2/11/2014, 4/21/2014, 11/25/2014, 12/23/2014	76,125
Interdent, Inc.	Senior Secured Term Loan C	8/1/2018	31,558
Interdent, Inc.	Senior Secured Term Loan D	2/3/2020, 4/6/2020	4,350
Interventional Management Services, LLC	Revolving Line of Credit	2/25/2021	2,000
Jefferson Mill CLO Ltd.	Subordinated Structured Note	9/21/2018	2,047
K&N Parent, Inc.	Second Lien Term Loan	8/14/2018, 9/5/2018, 9/7/2018, 9/10/2018, 9/24/2018, 11/12/2020	13,111
Kickapoo Ranch Pet Resort	Membership Interest	10/21/2019, 12/4/2019	28
LCM XIV Ltd.	Subordinated Structured Note	9/25/2015, 5/18/2018	9,422
MITY, Inc.	Common Stock	6/23/2014	7,200
MITY, Inc.	Senior Secured Note A	1/17/2017, 3/23/2021	10,650
MITY, Inc.	Senior Secured Note B	1/17/2017, 6/3/2019	11,000
Nationwide Loan Company LLC	Class A Units	3/28/2014, 6/18/2014, 9/30/2014, 6/29/2015, 3/31/2016, 8/31/2016, 5/31/2017, 10/31/2017	20,469
Nationwide Loan Company LLC	Senior Subordinated Term Loan to Nationwide Acceptance LLC	12/28/2015, 8/31/2016	1,999
National Property REIT Corp.	Senior Secured Term Loan A	4/3/2020, 5/15/2020, 6/10/2020, 7/29/2020, 8/14/2020, 9/15/2020,10/15/2020, 10/30/2020, 11/10/2020, 11/13/2020, 11/19/2020, 12/11/2020, 1/27/2021, 2/25/2021, 3/11/2021	165,162
National Property REIT Corp.	Senior Secured Term Loan C	10/23/2019, 1/23/2020, 3/31/2020, 4/8/2020, 8/4/2020	101,200
NMMB, Inc.	Senior Secured Term Loan	12/30/2019	15,100
Octagon Investment Partners XV, Ltd.	Subordinated Structured Note	4/27/2015, 8/3/2015, 6/27/2017	10,516
Octagon Investment Partners 18-R Ltd.	Subordinated Structured Note	3/23/2018	8,908
Pacific World Corporation	Revolving Line of Credit	10/21/2014, 12/19/2014, 4/7/2015, 4/22/2015, 8/12/2016, 10/18/2016, 2/7/2017, 2/21/2017, 4/26/2017, 10/11/2017, 10/17/2017, 1/16/2018, 12/27/2018, 3/15/2019, 7/2/2019, 8/15/2019	36,825
Pacific World Corporation	Convertible Preferred Equity	4/3/2019, 4/29/2019, 6/3/2019, 10/4/2019, 11/12/2019, 12/20/2019, 1/7/2020, 3/5/2020	20,100
PeopleConnect Holdings, LLC	Revolving Line of Credit	1/31/2020	1,115
PG Dental Holdings New Jersey, LLC	Delayed Draw Term Loan	8/26/2019, 4/3/2020	2,500
PG Dental Holdings New Jersey, LLC	Senior Secured Term Loan	5/31/2019	20
PGX Holdings, Inc.	First Lien Term Loan	12/1/2020,12/14/2020,12/23/2020, 12/26/2020, 3/5/2021	19,715
PGX Holdings, Inc.	1.5 Lien Loan	9/18/2020, 12/31/2020	14,362
PGX Holdings, Inc.	Second Lien Term Loan	12/23/2016, 12/28/2016	15,034
Romark WM-R Ltd.	Subordinated Structured Note	3/29/2018	5,125
Rosa Mexicano	Revolving Line of Credit	3/27/2020	500
R-V Industries, Inc.	Common Stock	12/27/2016	1,854
Securus Technologies Holdings, Inc.	Second Lien Term Loan	11/13/2017, 11/24/2017, 8/6/2018, 8/24/2018, 3/18/2019	22,750
SEOTownCenter, Inc.	Senior Secured Term Loan A	11/2/2018	3,000
SEOTownCenter, Inc.	Senior Secured Term Loan B	11/2/2018	2,000
Sorenson Communications, LLC	First Lien Term Loan	5/14/2019	8,000
Symphony CLO XV, Ltd.	Subordinated Structured Note	12/7/2018	2,655
Town & Country Holdings, Inc.	First Lien Term Loan	7/13/2018, 7/16/2018	105,000
Transplace Holdings, Inc.	Second Lien Term Loan	1/4/2018, 11/3/2020	6,131
United Sporting Companies, Inc.	Second Lien Term Loan	3/7/2013	58,650
Universal Turbine Parts, LLC	Delayed Draw Term Loan	10/24/2019, 2/7/2020, 2/26/2020	2,900
USES Corp.	Senior Secured Term Loan A	6/15/2016, 6/29/2016, 2/22/2017, 4/27/2017, 5/4/2017, 8/30/2017, 10/11/2017, 12/11/2018, 8/30/2019	14,100
USG Intermediate, LLC	Revolving Line of Credit	7/2/2015, 9/23/2015, 9/14/2017, 8/21/2019, 9/17/2020	7,200
USG Intermediate, LLC	Senior Secured Term Loan B	8/24/2017	2,975
Valley Electric Company, Inc.	Common Stock	12/31/2012, 6/24/2014	18,502
See notes to consolidated financial statements.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS (CONTINUED)
(in thousands, except share data)

Endnote Explanations as of March 31, 2021 (Unaudited) and June 30, 2020 (Continued)

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
(47)This investment represents a Level 2 security in the ASC 820 table as of March 31, 2021. See Notes 2 and 3 within the accompanying notes to consolidated financial statements for further discussion.
(48)During the nine months ended March 31, 2021, Venio, LLC repaid in full third-party first lien senior secured debt and, as a result of such repayment, our second lien secured term loan that was previously contractually subordinated to such third-party first lien senior secured debt was re-characterized to a first lien senior secured term loan. In December 2020, Venio, LLC completed the sale of a majority of its assets and we received $3,693 in proceeds, which was applied to the outstanding principal balance of our first lien term loan. As of March 31, 2021, $15,333 in aggregate principal remained outstanding. We expect to receive additional distributions from remaining assets and legal claims against a third party.
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

On May 15, 2007, we formed a wholly owned subsidiary Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Our wholly owned subsidiary Prospect Small Business Lending, LLC (“PSBL”) was formed on January 27, 2014, and purchased small business whole loans from online small business loan originators, including On Deck Capital, Inc. (“OnDeck”). On September 30, 2014, we formed a wholly-owned subsidiary Prospect Yield Corporation, LLC (“PYC”) and effective October 23, 2014, PYC holds a portion of our collateralized loan obligations ("CLOs"), which we also refer to as subordinated structured notes ("SSNs"). Each of these subsidiaries have been consolidated since operations commenced.
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
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the nine months ended March 31, 2021.

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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of March 31, 2021 and June 30, 2020, our qualifying assets as a percentage of total assets, stood at 75.67% and 74.44%, respectively.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of March 31, 2021, approximately 0.7% of our total assets at fair value are in non-accrual status.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Federal and State Income Taxes
We have elected to be treated as a RIC and intend to continue to comply with the requirements of the Code applicable to RICs. We are required to distribute at least 90% of our investment company taxable income and intend to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain to stockholders; therefore, we have made no provision for income taxes. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of March 31, 2021, we do not expect to have any excise tax due for the 2021 calendar year. Thus, we have not accrued any excise tax for this period.
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

We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2021, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2017 and thereafter remain subject to examination by the Internal Revenue Service.
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
Financing Costs
We record origination expenses related to our Revolving Credit Facility, and Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Unsecured Notes”) as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation for our Revolving Credit Facility and for our Prospect Capital Internotes. The effective interest method is used to amortize deferred financing costs for our remaining Unsecured Notes over the respective expected life or maturity. In the event that we modify or extinguish our debt before maturity, we follow the guidance in ASC 470-50, Modification and Extinguishments (“ASC

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

470-50”). For modifications to or exchanges of our Revolving Credit Facility, any unamortized deferred costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our Unsecured Notes, any unamortized deferred costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.
Unamortized deferred financing costs are presented as a direct deduction to the respective Unsecured Notes (see Notes 5, 6, and 7).
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of the Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of March 31, 2021 and June 30, 2020, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.
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
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic No. 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of ASU 2016-13 did not have a material effect on our consolidated financial statements and disclosures as our investments are carried at fair value, with changes in fair value recognized in earnings.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The standard will modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU No. 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. The adoption of ASU 2018-13 did not have a material effect on our consolidated financial statements and disclosures.
In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

intended to more accurately capture these portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules became effective on January 1, 2021, but voluntary compliance was permitted in advance of the effective date. We evaluated the impact of adopting the Final Rules on our consolidated financial statements and because the new definition of “significant subsidiary” contained therein is specific to investment companies, we elected to early adopt the Final Rules beginning with our fiscal year ended June 30, 2020. Refer to Note 3. Portfolio Investments - Unconsolidated Significant Subsidiaries for disclosure.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2021.
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
Note 3. Portfolio Investments
At March 31, 2021, we had investments in 123 long-term portfolio investments and CLOs, which had an amortized cost of $5,915,141 and a fair value of $5,883,328. At June 30, 2020, we had investments in 121 long-term portfolio investments and CLOs, which had an amortized cost of $5,782,718 and a fair value of $5,232,328.
The original cost basis of debt placement and equity securities acquired, including follow-on investments for existing portfolio companies, payment-in-kind interest, and structuring fees, totaled $781,138 and $823,546 during the nine months ended March 31, 2021 and March 31, 2020, respectively. Debt repayments and considerations from sales of equity securities of approximately $673,329 and $943,197 were received during the nine months ended March 31, 2021 and March 31, 2020, respectively.
The following table shows the composition of our investment portfolio as of March 31, 2021 and June 30, 2020:

	March 31, 2021		June 30, 2020
	Cost	Fair Value	Cost	Fair Value
Revolving Line of Credit	$27,208	$27,183	$38,469	$36,944
Senior Secured Debt	3,052,416	3,018,622	2,586,769	2,422,523
Subordinated Secured Debt	988,390	895,956	1,424,633	1,269,398
Subordinated Unsecured Debt	7,200	5,295	43,935	51,079
Subordinated Structured Notes	1,093,926	750,599	1,089,079	708,961
Equity	746,001	1,185,673	599,833	743,423
Total Investments	$5,915,141	$5,883,328	$5,782,718	$5,232,328

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
The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of March 31, 2021:

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$27,183	$27,183
Senior Secured Debt	—	33,157	2,985,465	3,018,622
Subordinated Secured Debt	—	14,621	881,335	895,956
Subordinated Unsecured Debt	—	—	5,295	5,295
Subordinated Structured Notes	—	—	750,599	750,599
Equity	—	—	1,185,673	1,185,673
Total Investments	$—	$47,778	$5,835,550	$5,883,328

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following table shows the fair value of our investments disaggregated into the three levels of the ASC 820 valuation hierarchy as of June 30, 2020:

	Level 1	Level 2	Level 3	Total
Revolving Line of Credit	$—	$—	$36,944	$36,944
Senior Secured Debt	—	—	2,422,523	2,422,523
Subordinated Secured Debt	—	—	1,269,398	1,269,398
Subordinated Unsecured Debt	—	—	51,079	51,079
Subordinated Structured Notes	—	—	708,961	708,961
Equity	—	—	743,423	743,423
Total Investments	$—	$—	$5,232,328	$5,232,328
The following tables show the aggregate changes in the fair value of our Level 3 investments during the nine months ended March 31, 2021:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2020	$2,259,292	$187,537	$2,785,499	$5,232,328
Net realized gains on investments	$2,953	$4,469	$3	$7,425
Net change in unrealized gains(1)	323,967	107,582	84,571	516,120
Net realized and unrealized gains	326,920	112,051	84,574	523,545
Purchases of portfolio investments	199,562	45,081	468,335	712,978
Payment-in-kind interest	38,502	17,742	2,506	58,750
Accretion of discounts and premiums, net	324	6,682	9,845	16,851
Repayments and sales of portfolio investments	(102,658)	(69,108)	(501,471)	(673,237)
Transfers out of Level 3(2)	—	—	(35,665)	(35,665)
Fair value as of March 31, 2021	$2,721,942	$299,985	$2,813,623	$5,835,550

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2020	$36,944	$2,422,523	$1,269,398	$51,079	$708,961	$743,423	$5,232,328
Net realized gains on investments	—	2,832	—	—	—	4,593	7,425
Net change in unrealized gains (losses)(1)	54	130,107	60,691	(7,602)	36,794	296,076	516,120
Net realized and unrealized gains (losses)	54	132,939	60,691	(7,602)	36,794	300,669	523,545
Purchases of portfolio investments	4,000	473,976	115,592	—	—	119,410	712,978
Payment-in-kind interest	234	31,951	23,945	2,620	—	—	58,750
Accretion of discounts and premiums, net	—	3,690	1,878	6,439	4,844	—	16,851
Repayments and sales of portfolio investments	(14,049)	(361,562)	(240,665)	(47,241)	—	(9,720)	(673,237)
Transfers within Level 3(1)	—	314,743	(346,634)	—	—	31,891	—
Transfers out of Level 3(2)(3)	—	(32,795)	(2,870)	—	—	—	(35,665)
Fair value as of March 31, 2021	$27,183	$2,985,465	$881,335	$5,295	$750,599	$1,185,673	$5,835,550
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
(3)Transfers are assumed to have occurred at the beginning of the quarter during which the asset was transferred. During the three months ended March 31, 2021 two of our senior secured notes transferred out of Level 3 to Level 2 because the inputs to the valuation became observable.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following tables show the aggregate changes in the fair value of our Level 3 investments during the nine months ended March 31, 2020:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Control Investments	Affiliate Investments	Non-Control/ Non-Affiliate Investments	Total
Fair value as of June 30, 2019	$2,475,924	$76,682	$3,100,947	$5,653,553
Net realized losses on investments	—	—	(1,138)	(1,138)
Net change in unrealized (losses) gains(1)	(172,328)	20,746	(230,459)	(382,041)
Net realized and unrealized (losses) gains	(172,328)	20,746	(231,597)	(383,179)
Purchases of portfolio investments	142,899	3,134	627,374	773,407
Payment-in-kind interest	29,796	2,199	3,139	35,134
Accretion (amortization) of discounts and premiums, net	242	2,407	(8,534)	(5,885)
Repayments and sales of portfolio investments	(268,061)	(25,713)	(648,547)	(942,321)
Transfers in (out) of Level 3(1)	—	—	13,833	13,833
Fair value as of March 31, 2020	$2,208,472	$79,455	$2,856,615	$5,144,542

	Revolving Line of Credit	Senior Secured Debt	Subordinated Secured Debt	Subordinated Unsecured Debt	Rated Secured Structured Notes	Subordinated Structured Notes	Equity	Total
Fair value as of June 30, 2019	$34,239	$2,449,357	$1,329,799	$33,058	$46,851	$850,694	$909,555	$5,653,553
Net realized (losses) gains on investments	(22)	(619)	14	—	1,885	(2,396)	—	(1,138)
Net change in unrealized (losses) gains(1)	(351)	(115,131)	(73,504)	11,301	(2,078)	(132,626)	(69,652)	(382,041)
Net realized and unrealized (losses) gains	(373)	(115,750)	(73,490)	11,301	(193)	(135,022)	(69,652)	(383,179)
Purchases of portfolio investments	13,341	587,923	123,907	—	5,534	1,912	40,790	773,407
Payment-in-kind interest	274	22,654	10,281	1,925	—	—	—	35,134
Accretion (amortization) of discounts and premiums, net	—	722	4,213	2,407	(70)	(13,157)	—	(5,885)
Repayments and sales of portfolio investments	(9,183)	(696,205)	(180,850)	(428)	(52,122)	(24)	(3,509)	(942,321)
Transfers in (out) of Level 3 (1)(2)	—	13,833	—	—	—	—	—	13,833
Fair value as of March 31, 2020	$38,298	$2,262,534	$1,213,860	$48,263	$—	$704,403	$877,184	$5,144,542
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
For the nine months ended March 31, 2021 and March 31, 2020, the net change in unrealized gains (losses) on the investments that use Level 3 inputs was $400,225 and ($370,612) for investments still held as of March 31, 2021 and March 31, 2020, respectively.

Impact of the novel coronavirus (“Wuhan Virus”) pandemic
On March 11, 2020, the World Health Organization declared the novel coronavirus (the "Wuhan Virus") as a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The Wuhan Virus has had a devastating impact on the global economy, including the U.S. economy, and has resulted in a global economic recession.
The Wuhan Virus pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the reintroduction of business shutdowns, cancellations of and restrictions on events and travel, significant reductions in demand for certain goods and services, reductions in and restrictions on business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, have begun to lift the public health restrictions with a view to reopening their economies, recurring Wuhan Virus outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, any delays or pauses in vaccine distributions, or inability to achieve “herd immunity”, could lead people to continue to self-isolate and not participate in the economy at prepandemic levels for a prolonged period of time. Further, the extent and strength of any economic recovery after the Wuhan Virus pandemic abates, including following any "second wave", “third wave” or other intensifying of the pandemic, is uncertain and subject to various factors and conditions. Even after the Wuhan Virus pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession.
The Wuhan Virus pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies and SSN investments. The Wuhan Virus pandemic is having a particularly adverse impact on industries in which certain of our portfolio companies operate, including energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The Wuhan Virus pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies and SSN investments after March 31, 2021, including for the reasons described herein. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.
As a BDC, we are required to carry our investments at fair value as determined in good faith by our Board of Directors. Depending on market conditions, we could incur substantial losses in future periods, which could have a material adverse impact on our business, financial condition, and results of operations.
Although it is difficult to predict the extent of the impact of the Wuhan Virus outbreak on the underlying CLO vehicles we invest in, CLO vehicles in which we invest may fail to satisfy certain financial covenants, including with respect to adequate collateralization and/or interest coverage tests. Such failure could cause the assets of the CLO vehicle to not receive full par credit for purposes of calculation of the CLO vehicle’s overcollateralization tests and as a consequence, may lead to a reduction in such CLO vehicle’s payments to us because holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting CLO vehicle or any other investment we may make. If any of these occur, it could materially and adversely affect our operating results and cash flows.
The impact of the Wuhan Virus pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the quarter for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the Wuhan Virus pandemic. As a result, our valuations at March 31, 2021 may not show the complete or continuing impact of the Wuhan Virus pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after March 31, 2021, which could have a material adverse effect on our business, financial condition and results of operations.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The ranges of unobservable inputs used in the fair value measurement of our Level 3 investments as of March 31, 2021 were as follows:

			Unobservable Input
Asset Category	Fair Value	Primary Valuation Approach or Technique	Input	Range	Weighted Average
Senior Secured Debt	$1,385,033	Discounted cash flow (Yield analysis)	Market yield	5.2% to 20.9%	9.7%
Senior Secured Debt	432,633	Enterprise value waterfall (Market approach)	EBITDA multiple	5.5x to 10.5x	9.0x
Senior Secured Debt	101,638	Enterprise value waterfall (Market approach)	Revenue multiple	0.7x to 1.6x	1.2x
Senior Secured Debt	75,406	Enterprise value waterfall (Discounted cash flow)	Discount rate	8.2% to 10.2%	9.2%
Senior Secured Debt	15,333	Asset recovery analysis	n/a	n/a	n/a
Senior Secured Debt (1)	11,600	Enterprise value waterfall	Loss-adjusted discount rate	5.0% to 15.6%	9.7%
Senior Secured Debt (2)	90,200	Enterprise value waterfall	Discount rate (3)	7.3% to 13.6%	9.7%
Senior Secured Debt (4)	292,893	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.0x to 3.0x	2.8x
Senior Secured Debt	607,912	Enterprise value waterfall (NAV analysis)	Capitalization Rate	4.0% to 8.1%	6.1%
Subordinated Secured Debt	800,117	Discounted cash flow (Yield analysis)	Market yield	5.4% to 21.5%	10.6%
Subordinated Secured Debt	3,970	Enterprise value waterfall (Market approach)	Revenue multiple	0.5x to 0.6x	0.5x
Subordinated Secured Debt (5)	68,137	Enterprise value waterfall (Market approach)	Tangible book value multiple	2.2x to 2.6x	2.4x
Subordinated Secured Debt	9,111	Asset recovery analysis	n/a	n/a	n/a
Subordinated Unsecured Debt	5,295	Enterprise value waterfall (Market approach)	EBITDA multiple	7.0x to 8.0x	7.5x
Subordinated Structured Notes	750,599	Discounted cash flow	Discount rate (3)	0.1% to 31.5%	22.8%
Preferred Equity	18,470	Enterprise value waterfall (Market approach)	Revenue multiple	0.7x to 1.6x	1.0x
Preferred Equity	1,036	Enterprise value waterfall (Market approach)	EBITDA multiple	6.5x to 8.5x	7.5x
Common Equity/Interests/Warrants	429,188	Enterprise value waterfall (Market approach)	EBITDA multiple	5.5x to 10.5x	8.6x
Common Equity/Interests/Warrants	7,671	Enterprise value waterfall (Market approach)	Revenue multiple	0.5x to 0.6x	0.5x
Common Equity/Interests/Warrants (1)	3,535	Enterprise value waterfall	Loss-adjusted discount rate	5.0% to 15.6%	9.7%
Common Equity/Interests/Warrants (2)	14,736	Enterprise value waterfall	Discount rate (3)	7.3% to 13.6%	9.7%
Common Equity/Interests/Warrants	326,702	Enterprise value waterfall (NAV analysis)	Capitalization Rate	4.0% to 8.1%	6.1%
Common Equity/Interests/Warrants (6)	329,760	Enterprise value waterfall (Market approach)	Tangible book value multiple	1.0x to 3.0x	2.8x
Common Equity/Interests/Warrants (7)	29,700	Enterprise value waterfall (NAV analysis)	Capitalization Rate	4.0% to 8.1%	6.1%
Common Equity/Interests/Warrants	12,689	Enterprise value waterfall (Discounted cash flow)	Discount rate	8.2% to 30.0%	13.8%
Common Equity/Interests/Warrants	12,058	Asset recovery analysis	n/a	n/a	n/a
Escrow	128	Discounted cash flow	Discount Rate	4.0% to 5.3%	4.6%
Total Level 3 Investments	$5,835,550

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

(1)Represents an investment in a Real Estate Investment Trust subsidiary. The Enterprise Value analysis includes the fair value of our investments in such indirect subsidiary’s consumer loans purchased from online consumer lending platforms, which are valued using a discounted cash flow valuation technique. The key unobservable input to the discounted cash flow analysis is noted above. In addition, the valuation also used projected loss rates as an unobservable input ranging from 0.0%-3.3%, with a weighted average of 0.1%.
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
(4)Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes book value multiples as noted above. In addition, the valuation of certain consumer finance companies utilizes the enterprise value waterfall technique whereby the significant unobservable input is the earnings multiple and the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies the earnings multiple ranges from 7.0x to 8.0x with a weighted average of 7.5x and the discount rate ranges from 13.1% to 14.1% with a weighted average of 13.6%.
(5)Represents an investments in a consumer finance subsidiary. The enterprise value waterfall methodology utilizes book value multiples as noted above. In addition, the valuation utilizes the enterprise value waterfall technique whereby the significant unobservable input is the earnings multiple, which ranges from 6.8x to 7.8x with a weighted average of 7.3x.
(6)Represents investments in consumer finance subsidiaries. The enterprise value waterfall methodology utilizes book value multiples as noted above. In addition, the valuation of certain consumer finance companies utilizes the enterprise value waterfall technique whereby the significant unobservable input is the earnings multiple and the discounted cash flow technique whereby the significant unobservable input is the discount rate. For these companies the earnings multiple ranges from 6.8x to 8.0x with a weighted average of 7.5x and the discount rate ranges from 13.1% to 14.1% with a weighted average of 13.6%.
(7)Represents Residual Profit Interests in Real Estate Investments.

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
On March 5, 2021, the FCA announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them.
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
During the nine months ended March 31, 2021, the valuation methodology for ACE Cash Express, Inc. (“ACE Cash”) changed to incorporate the price observed in a completed tender offer for the Senior Secured Notes. As a result of the price observed in the completed tender offer and a decline in market yields, the fair value of our investment in ACE Cash increased to $37,865 as of March 31, 2021, a premium of $880 from its amortized cost, compared to the $4,468 unrealized depreciation recorded at June 30, 2020.

During the nine months ended March 31, 2021, the valuation methodology for CP VI Bella Midco changed to incorporate the take-out technique. As a result of a recent public credit rating downgrade, partially offset by observed market spread tightening, the fair value of our investment in CP VI Bella Midco decreased to $15,750 as of March 31, 2021, a premium of $34 from its amortized cost, compared to the $39 unrealized appreciation recorded at June 30, 2020.

During the nine months ended March 31, 2021, the valuation methodology for EXC Holdings III Corp (“EXC”) changed to incorporate market quotes. As a result of the company’s performance and tightened market spreads, the fair value of our investment in EXC increased to $12,500 as of March 31, 2021, a premium of $73 from its amortized cost, compared to the $97 unrealized depreciation recorded at June 30, 2020.

During the nine months ended March 31, 2021, the valuation methodology for Global Tel*Link Corporation (“Global Tel”) for the First Lien Term Loan changed to incorporate market quotes. As a result of tightened market spreads, the fair value of our investment in Global Tel First Lien Term Loan increased to $9,699 as of March 31, 2021, a premium of $181 from its amortized cost, compared to the $301 unrealized depreciation recorded at June 30, 2020.

During the nine months ended March 31, 2021, the valuation methodology for Help/Systems Holdings, Inc. (“HelpSystems”) for the First Lien Term Loan changed to incorporate market quotes. As a result of the company’s performance, the fair value of our investment in HelpSystems First Lien Term Loan increased to $8,415 as of March 31, 2021, a premium of $63 from its amortized cost, compared to the $0 unrealized depreciation/amortization recorded at June 30, 2020.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

During the nine months ended March 31, 2021, the valuation methodology for Research Now Group, Inc. & Survey Sampling International LLC (“Research Now”) for the First Lien Term Loan changed to incorporate market quotes. As a result of the company’s performance, the fair value of our investment in Research Now First Lien Term Loan increased to $9,675 as of March 31, 2021, a premium of $285 from its amortized cost, compared to the $239 unrealized appreciation recorded at June 30, 2020.

During the nine months ended March 31, 2021, the valuation methodology for Shutterfly, Inc. (“Shutterfly”) changed to incorporate market quotes. As a result of the company’s performance, the fair value of our investment in Shutterfly increased to $16,019 as of March 31, 2021, a premium of $1,506 from its amortized cost, compared to the $734 unrealized appreciation recorded at June 30, 2020.

During the nine months ended March 31, 2021, the valuation methodology for Staples North American Delivery ("Staples") changed to remove the yield method. As a result of an increase in the quoted price of the First Lien Term Loan, the fair value of our investment in Staples increased to $8,723 as of March 31, 2021, a discount of $93 from its amortized cost, compared to the $738 unrealized depreciation recorded at June 30, 2020.

During the nine months ended March 31, 2021, the valuation methodology for Upstream Newco, Inc. (“Upstream”) for the First Lien Term Loan changed to incorporate market quotes. As a result of the company’s performance, the fair value of our investment in Upstream First Lien Term Loan increased to $8,168 as of March 31, 2021, a premium of $34 from its amortized cost, compared to the $390 unrealized depreciation recorded at June 30, 2020.

During the nine months ended March 31, 2021, the valuation methodology for Venio LLC (“Venio”) changed to remove the yield method. As a result of the company’s sale of a business unit, the fair value of our investment in Venio decreased to $15,333 as of March 31, 2021.

During the nine months ended March 31, 2020, we recorded a realized loss of $2,420 related to four of our Subordinated Structured Notes. During the nine months ended March 31, 2021, we did not record any such loss.
During the nine months ended March 31, 2021, we received partial repayments of $69,350 of our loans previously outstanding with NPRC, and provided $167,854 of debt financing to NPRC for the acquisition of real estate properties, to fund capital expenditures for existing real estate properties, to provide working capital, and to fund purchases of rated secured structured notes.

The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 36 to 84 months. As of March 31, 2021, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 2,414 individual loans and residual interest in four securitizations, and had an aggregate fair value of $13,956. The average outstanding individual loan balance is approximately $4 and the loans mature on dates ranging from April 1, 2021 to April 19, 2025 with a weighted-average outstanding term of 19 months as of March 31, 2021. Fixed interest rates range from 6.0% to 36.0% with a weighted-average current interest rate of 20.9%. As of March 31, 2021, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $11,600.
As of March 31, 2021, based on outstanding principal balance, 17.4% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 40.2% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 42.4% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$1,687	$1,654	7.0% - 20.5%	12.4%
Prime	3,889	3,706	6.0% - 32.0%	18.1%
Near Prime	4,105	4,022	6.0% - 36.0%	27.0%
*Weighted by outstanding principal balance of the online consumer loans.

The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of March 31, 2021, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 37 investments with a fair value of $206,524 and face value of $220,942. The average

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

outstanding note is approximately $5,971 with an expected maturity date ranging from April 2026 to April 2029 and weighted-average expected maturity of 7 years as of March 31, 2021. Coupons range from three-month LIBOR (“3ML”) plus 5.45% to 9.45% with a weighted-average coupon of 3ML + 7.15%. As of March 31, 2021, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $90,200.
As of March 31, 2021, based on outstanding notional balance, 24% of the portfolio was invested in Single - B rated tranches and 76% of the portfolio in BB rated tranches.
As of March 31, 2021, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $709,922 and a fair value of $1,084,385, including our investment in online consumer lending and rated secured structured notes as discussed above. The fair value of $982,585 related to NPRC’s real estate portfolio was comprised of forty-seven multi-families properties, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of March 31, 2021.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	13,494
3	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	10,971
4	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,353
5	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	23,823
6	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	16,927
7	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	13,591
8	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	18,410
9	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	12,952
10	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
11	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
12	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	84,398
13	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	15,400
14	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,567
15	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	29,699
16	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	16,898
17	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	17,133
18	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	24,511
19	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	19,058
20	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,624
21	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	25,927
22	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	43,057
23	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
24	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
25	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
26	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
27	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	51,111
28	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
29	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	14,679
30	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
31	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
32	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
33	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	54,764
34	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	19,011
35	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
36	Laurel Pointe Holdings, LLC	Forest Park, GA	5/9/2018	33,005	26,400
37	Bradford Ridge Holdings, LLC	Forest Park, GA	5/9/2018	12,500	10,000
38	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
39	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	39,525

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
40	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	19,335
41	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
42	Ashwood Ridge Holdings LLC	Jonesboro, GA	9/21/2018	9,600	7,300
43	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
44	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
45	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
46	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
47	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	30,127
48	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	14,662
49	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
50	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	27,590
51	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
52	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
53	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	39,105
54	NPRC Grayson LLC	Grayson, GA	12/14/2020	47,860	35,895
55	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
56	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
57	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
58	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
				$2,162,181	$1,818,964
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
On September 28, 2020, Spartan Energy Services, LLC fully repaid the $26,193 Senior Secured Term Loan B receivable to us at par. We recorded a realized gain of $2,832 as a result of this transaction.
On December 11, 2020, we sold our 11.51% Class A voting interest in Edmentum Holdings. We recorded a realized gain of $3,724 as a result of this transaction. During the three months ended March 31, 2021, we received additional proceeds, realizing an additional gain of $745.
As of March 31, 2021, $3,319,705 of our loans to portfolio companies, at fair value, bear interest at floating rates and have LIBOR floors ranging from 0.0% - 3.0%. As of March 31, 2021, $627,351 of our loans to portfolio companies, at fair value, bear interest at fixed rates ranging from 8.25% - 22.0%. As of June 30, 2020, $3,148,081 of our loans to portfolio companies, at fair value, bore interest at floating rates and have LIBOR floors ranging from 0.0% to 3.0%. As of June 30, 2020, $631,863 of our loans to portfolio companies, at fair value, bore interest at fixed rates ranging from 1.0% to 20.5%.
As of March 31, 2021 and June 30, 2020, the cost basis of our loans on non-accrual status amounted to $171,650 and $311,895, respectively, with fair value of $44,512 and $45,183, respectively. The fair values of these investments represent approximately 0.7% and 0.9% of our total assets at fair value as of March 31, 2021 and June 30, 2020, respectively.
Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of March 31, 2021 and June 30, 2020, we had $38,999 and $41,487, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of March 31, 2021 and June 30, 2020.
We have guaranteed $2,737 in standby letters of credit issued through a financial intermediary and $3,494 of equipment lease obligations on behalf of InterDent, Inc. (“InterDent”) as of March 31, 2021. Under these arrangements, we would be required to make payments to the financial intermediary or equipment lease provider, respectively, if InterDent was to default on their

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

related payment obligations. As of March 31, 2021, we have not recorded a liability on the statement of assets and liabilities for these guarantees as the likelihood of default on the standby letters of credit or equipment lease is deemed to be remote.
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
During nine months ended March 31, 2021, NPRC was deemed to be a significant subsidiary. The following table shows summarized income statement information for NPRC for the periods included in this quarterly report:

	Three Months Ended March 31,		Nine Months Ended March 31,
Summary Statement of Operations	2021	2020	2021	2020
Total revenue	$95,906	$118,326	$242,930	$407,921
Operating expenses	42,568	33,719	113,511	113,020
Operating income	53,338	84,607	129,419	294,901
Interest expense	(45,090)	(55,103)	(129,991)	(160,432)
Depreciation and amortization	(30,524)	(24,718)	(73,841)	(73,764)
Fair value adjustment	1,449	(11,562)	6,657	(16,519)
Net loss	$(20,827)	$(6,776)	$(67,756)	$44,186

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

On September 9, 2019, we amended the 2018 Facility and closed an expanded revolving credit facility (the “2019 Facility” and collectively with the 2014 Facility and the 2018 Facility, the “Revolving Credit Facility”). The lenders had extended commitments of $1,077,500 as of March 31, 2021. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The Revolving Credit Facility matures on September 9, 2024. It includes a revolving period that extends through September 9, 2023, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due, if required by the lenders.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

equity requirements. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. The Revolving Credit Facility also requires the maintenance of a minimum liquidity requirement. As of March 31, 2021, we were in compliance with the applicable covenants.
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
For the nine months ended March 31, 2021 and March 31, 2020, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Average stated interest rate	2.32%	3.54%	2.35%	3.84%
Average outstanding balance	$373,734	$262,084	$376,646	$161,373
As of March 31, 2021 and June 30, 2020, we had $424,167 and $545,496, respectively, available to us for borrowing under the Revolving Credit Facility, net of $343,537 and $237,536 outstanding borrowings as of the respective balance sheet dates. As of March 31, 2021, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,594,834, which represents 26.7% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,077,500. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $10,904 of new fees and $7,787 were carried over for continuing participants from the previous facilities, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of March 31, 2021, $7,510 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended March 31, 2021 and March 31, 2020, we recorded $4,509 and $5,867, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the nine months ended March 31, 2021 and March 31, 2020, we recorded $13,772 and $16,841, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 5. Convertible Notes
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
On October 18, 2019, we repurchased $22,941 aggregate principal amount of the 2022 Notes at a price of $102.8 including commissions. As a result of this transaction, we recorded a loss of $1,072 in the amount of the difference between the reacquisition price and the net carrying amount of the 2022 Notes, net of the proportionate amount of unamortized debt issuance costs. On November 7, 2019, we commenced a tender offer to purchase for cash up to $50,000 aggregate principal amount of the 2022 Notes (“2022 Notes November Tender Offer”). On December 7, 2019, $13,432 aggregate principal amount of the 2022 Notes, representing 4.4% of the previously outstanding 2022 Notes, were validly tendered and accepted. The 2022 Notes November Tender Offer resulted in our recognizing a loss of $599, in the amount of the difference between the reacquisition price and the net carrying amount of the 2022 Notes, net of the proportionate amount of unamortized debt issuance costs.
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
On September 3, 2020, we commenced a tender offer to purchase for cash up to $228,820 aggregate principal amount of the 2022 Notes at the purchase price of $101.00, plus accrued and unpaid interest (“2022 Notes September Tender Offer”). On October 1, 2020, $6,035 aggregate principal amount of the 2022 Notes, representing 2.64% of the previously outstanding 2022 Notes, were validly tendered and accepted. On October 19, 2020, we commenced a tender offer to purchase for cash any and all of the $222,785 aggregate principal amount outstanding of the 2022 Notes at the purchase price of $102.625, plus accrued and unpaid interest (“2022 Notes October Tender Offer”). On November 16, 2020, $59,863 aggregate principal amount of the 2022 Notes, representing 26.87% of the previously outstanding 2022 Notes, were validly tendered and accepted. The 2022 Notes September Tender Offer and the 2022 Notes October Tender Offer resulted in our recognizing a loss of $2,433 during the three months ended December 31, 2020.
On December 16, 2020, we commenced a tender offer to purchase for cash any and all of the $162,922 aggregate principal outstanding amount of the 2022 Notes at the purchase price of $103.50, plus accrued and unpaid interest (“2022 Notes December 2020 Tender Offer”). On January 15, 2021, $26,694 aggregate principal amount of the 2022 Notes, representing 16.38% of the previously outstanding 2022 Notes, were validly tendered and accepted. On February 1, 2021, we commenced a tender offer to purchase for cash up to $30,000 aggregate principal outstanding amount of the 2022 Notes at the purchase price of $103.00, plus accrued and unpaid interest (“2022 Notes February 2021 Tender Offer”). On March 2, 2021, $25,123 aggregate principal amount of the 2022 Notes, representing 18.44% of the previously outstanding 2022 Notes, were validly tendered and accepted. The 2022 Notes December 2020 Tender Offer and the 2022 Notes February 2021 Tender Offer resulted in our recognizing a loss of $2,225 during the three months ended March 31, 2021.
On March 16, 2021, we commenced a tender offer to purchase for cash up to $30,000 aggregate principal outstanding amount of the 2022 Notes at the purchase price of $102.00, plus accrued and unpaid interest (“2022 Notes March 2021 Tender Offer”).

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The 2022 Notes March 2021 Tender Offer expired at 12:00 midnight, New York City time, on April 14, 2021 (one minute after 11:59 p.m., New York City time, on April 13, 2021). As of March 31, 2021, the outstanding aggregate principal amount of the 2022 Notes is $111,105.
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

On December 28, 2020, we commenced a tender offer to purchase for cash up to $20,000 aggregate principal amount of the 2025 Notes at the purchase price of $111.00, plus accrued and unpaid interest (“2025 Notes December 2020 Tender Offer”). On January 27, 2021, $20,000 aggregate principal amount of the 2025 Notes, representing 9.94% of the previously outstanding 2025 Notes, were validly tendered and accepted. The 2025 Notes December 2020 Tender Offer resulted in our recognizing a loss of $2,676 during the three months ended March 31, 2021. On February 16, 2021, we repurchased an additional $25,082 aggregate principal amount of the 2025 Notes at a price of $107.50, including commissions. As a result of this transaction, we recorded a loss of $2,466, in the amount of the difference between the reacquisition price and the net carrying amount of the 2025 Notes, net of the proportionate amount of unamortized debt issuance costs. As of March 31, 2021, the outstanding aggregate principal amount of the 2025 Notes is $156,168.

Certain key terms related to the convertible features for the 2020 Notes, the 2022 Notes, and the 2025 Notes (collectively, the “Convertible Notes”) are listed below.

	2022 Notes	2025 Notes
Initial conversion rate(1)	100.2305	110.7420
Initial conversion price	$9.98	$9.03
Conversion rate at March 31, 2021(1)(2)	100.2305	110.7420
Conversion price at March 31, 2021(2)(3)	$9.98	$9.03
Last conversion price calculation date	4/11/2020	3/1/2021
Dividend threshold amount (per share)(4)	$0.083330	$0.060000
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

Interest accrues from the date of the original issuance of the Convertible Notes or from the most recent date to which interest has been paid or duly provided for. Upon conversion, the holder will receive a separate cash payment with respect to the notes surrendered for conversion representing accrued and unpaid interest to, but not including, the conversion date. Any such payment will be made on the settlement date applicable to the relevant conversion on the Convertible Notes. If a holder converts the Convertible Notes after a record date for an interest payment but prior to the corresponding interest payment date, the holder will receive shares of our common stock based on the conversion formula described above, a cash payment representing accrued and unpaid interest through the record date in the normal course and a separate cash payment representing accrued and unpaid interest from the record date to the conversion date.
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
In connection with the issuance of the Convertible Notes, we recorded a discount of $3,369 and debt issuance costs of $9,356 which are being amortized over the terms of the Convertible Notes. As of March 31, 2021, $2,162 of the original issue discount and $2,356 of the debt issuance costs remain to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended March 31, 2021 and March 31, 2020, we recorded $4,870 and $9,728, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the nine months ended March 31, 2021 and March 31, 2020, we recorded $17,905 and $30,089, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.
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
On November 17, 2020, we commenced a tender offer to purchase for cash up to $30,000 aggregate principal amount of the 2023 Notes at the purchase price of $105.00, plus accrued and unpaid interest (“2023 Notes November Tender Offer”). On December 15, 2020, $36,644 aggregate principal amount of the 2023 Notes were tendered, of which, $30,000 aggregate principal amount, representing 9.38% of the previously outstanding 2023 Notes, were validly accepted pursuant to the applicable 2023 Notes November Tender Offer (applying a proration factor of approximately 82.27%. The 2023 Notes November Tender Offer resulted in our recognizing a loss of $1,694 during the three months ended December 31, 2020.
On March 9, 2021, we commenced a tender offer to purchase for cash any and all of the $290,000 aggregate principal amount of the 2023 Notes at the purchase price of $104.25, plus accrued and unpaid interest (“2023 Notes March 9, 2021 Tender Offer”). On March 15, 2021, $4,219 aggregate principal amount of the 2023 Notes were tendered, representing 1.45% of the previously outstanding 2023 Notes. On March 23, 2021, we commenced a tender offer to purchase for cash any and all of the $285,781 aggregate principal amount of the 2023 Notes at the purchase price of $104.20 (“2023 Notes March 23, 2021 Tender Offer”). On March 29, 2021, $726 aggregate principal amount of the 2023 Notes were tendered, representing 0.25% of the previously outstanding 2023 Notes. The 2023 Notes March 9, 2021 Tender Offer and the 2023 Notes March 23, 2021 Tender Offer resulted in our recognizing a loss of $234 during the three months ended March 31, 2021. As of March 31, 2021, the outstanding aggregate principal amount of the 2023 Notes is $285,055.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

5.00% 2019 Notes
On April 7, 2014, we issued $300,000 aggregate principal amount of unsecured notes that mature on July 15, 2019 (the “5.00% 2019 Notes”). Included in the issuance is $45,000 of Prospect Capital InterNotes® that were exchanged for the 5.00% 2019 Notes. The 5.00% 2019 Notes bear interest at a rate of 5.00% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2014. Total proceeds from the issuance of the 5.00% 2019 Notes, net of underwriting discounts and offering costs, were $295,998. On June 7, 2018, we commenced a tender offer to purchase for cash any and all of the $300,000 aggregate principal amount outstanding of the 5.00% 2019 Notes. On June 20, 2018, $146,464 aggregate principal amount of the 5.00% 2019 Notes, representing 48.8% of the previously outstanding 5.00% 2019 Notes, were validly tendered and accepted. The transaction resulted in our recognizing a $3,705 loss during the three months ended June 30, 2018. On September 26, 2018, we repurchased the remaining $153,536 aggregate principal amount of the 5.00% 2019 Notes at a price of $101.645, including commissions. The transaction resulted in our recognizing a loss of $2,874 during the year ended June 30, 2019.
2024 Notes
On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bore interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market (“ATM”) program with FBR Capital Markets & Co., through which we could sell, by means of ATM offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes (“Initial 2024 Notes ATM”). Following the Initial 2024 Notes ATM, the aggregate principal amount of the 2024 Notes issued was $199,281 for net proceeds of $193,253, after commissions and offering costs. On July 2, 2018, we entered into a second ATM program with B. Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of the 2024 Notes (“Second 2024 Notes ATM”). Prior to the February 2021 full redemption discussed below, the 2024 Notes were listed on the New York Stock Exchange (“NYSE”) and traded thereon under the ticker “PBB”.
During the year ended June 30, 2019, we issued an additional $35,162 aggregate principal amount under the Second 2024 Notes ATM, for net proceeds of $34,855, after commissions and offering costs. On March 20, 2020, we commenced a tender offer to purchase for cash any and all of the $234,443 aggregate principal amount of the 2024 Notes (“2024 Notes March Tender Offer”). On March 31, 2020, $655 aggregate principal amount of the 2024 Notes, representing 0.3% of the previously outstanding 2024 Notes, were validly tendered and accepted. The 2024 Notes March Tender Offer resulted in our recognizing a gain of $203 during the three months ended March 31, 2020.

On February 16, 2021, we redeemed $233,788 of the aggregate principal amount of the 2024 Notes. The transaction resulted in our recognizing a loss of $3,391 during the three months ended March 31, 2021. Following the redemption, none of the 2024 Notes remained outstanding.

2028 Notes
On June 7, 2018, we issued $55,000 aggregate principal amount of unsecured notes that mature on June 15, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts and offering costs were $53,119. On July 2, 2018, we entered into an ATM program with B. Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2028 Notes (“2028 Notes ATM” or “2028 Notes Follow-on Program”). The 2028 Notes are listed on the NYSE and trade thereon under the ticker “PBY.” During the year ended June 30, 2019, we issued an additional $15,761 aggregate principal amount under the 2028 Notes ATM, for net proceeds of $15,530, after commissions and offering costs. As of March 31, 2021, the outstanding aggregate principal amount of the 2028 Notes is $70,761.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

On November 17, 2020, we commenced a tender offer to purchase for cash up to $10,000 aggregate principal amount of the 6.375% 2024 Notes at the purchase price of $108.00, plus accrued and unpaid interest (“6.375% 2024 Notes November Tender Offer”). On December 15, 2020, $11,848 aggregate principal amount of the 6.375% 2024 Notes were tendered, of which, $10,000 aggregate principal amount, representing 10% of the previously outstanding 6.375% 2024 Notes, were validly accepted pursuant to the applicable 6.375% 2024 Notes Tender Offer (applying a proration factor of approximately 84.56%). The 6.375% 2024 Notes November Tender Offer resulted in our recognizing a loss of $866 during the three months ended December 31, 2020.
On March 2, 2021, we commenced a tender offer to purchase for cash any and all of the $90,000 aggregate principal amount of the 6.375% 2024 Notes at the purchase price of $109.00, plus accrued and unpaid interest (“6.375% 2024 Notes March 2, 2021 Tender Offer”). On March 8, 2021, $7,738 aggregate principal amount of the 6.375% 2024 Notes, representing 8.60% of the previously outstanding 6.375% 2024 Notes, were validly tendered and accepted. On March 16, 2021, we commenced a tender offer to purchase for cash any and all of the $82,262 aggregate principal amount of the 6.375% 2024 Notes at the purchase price of $108.75, plus accrued and unpaid interest (“6.375% 2024 Notes March 16, 2021 Tender Offer”). On March 22, 2021, $647 aggregate principal amount of the 6.375% 2024 Notes, representing 0.79% of the previously outstanding 6.375% 2024 Notes, were validly tendered and accepted. The 6.375% 2024 Notes March 2, 2021 Tender Offer and the 6.375% 2024 Notes March 16, 2021 Tender Offer resulted in our recognizing a loss of $806 during the three months ended March 31, 2021. As of March 31, 2021, the outstanding aggregate principal amount of the 6.375% 2024 Notes is $81,615.
2029 Notes
On December 5, 2018, we issued $50,000 aggregate principal amount of unsecured notes that mature on June 15, 2029 (the “2029 Notes”). The 2029 Notes bear interest at a rate of 6.875% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning March 15, 2019. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts and offering costs, were $48,057. On February 9, 2019, we entered into an ATM program with B. Riley FBR, Inc., BB&T Capital Markets, and Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2029 Notes (“2029 Notes ATM” or “2029 Notes Follow-on Program”). The 2029 Notes are listed on the NYSE and trade thereon under the ticker “PBC.” During the year ended June 30, 2019, we issued an additional $19,170 aggregate principal amount under the 2029 Notes ATM, for net proceeds of $18,523, after commissions and offering costs. As of March 31, 2021, the outstanding aggregate principal amount of the 2029 Notes is $69,170.

2026 Notes

On January 22, 2021, we issued $325,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Original 2026 Notes”). The Original 2026 Notes bear interest at a rate of 3.706% per year, payable semi-annually on July 22, and January 22 of each year, beginning on July 22, 2021. Total proceeds from the issuance of the 2026 Notes, net of underwriting discounts and offering costs, were $317,720. On February 19, 2021, we issued an additional $75,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Additional 2026 Notes”, and together with the Original 2026 Notes, the “2026 Notes”). The Additional 2026 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2026 Notes and bear interest at a rate of 3.706% per year, payable semi-annually on July 22 and January 22 of each year, beginning July 22, 2021. Total proceeds from the issuance of the Additional 2026 Notes, net of underwriting discounts and offering costs, were $74,061. As of March 31, 2021, the outstanding aggregate principal amount of the 2026 Notes is $400,000.

The 2023 Notes, the 2028 Notes, the 6.375% 2024 Notes, the 2029 Notes, and the 2026 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $7,568 and debt issuance costs of $13,606, which are being amortized over the term of the notes. As of March 31, 2021, $5,372 of the original issue discount and $8,887 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended March 31, 2021 and March 31, 2020, we recorded $12,879 and $12,834, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the nine months ended March 31, 2021 and March 31, 2020, we recorded $38,441 and $38,481, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.

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
On February 13, 2020, the September 2019 Selling Agent Agreement was terminated, and we entered into a new selling agent agreement with Incapital LLC (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with the previously authorized selling agent agreements, the “InterNotes® Offerings”). Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of March 31, 2021, $673,280 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the nine months ended March 31, 2021, we issued $109,562 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $107,830. These notes were issued with stated interest rates ranging from 1.50% to 6.00% with a weighted average interest rate of 4.70%. These notes mature between January 15, 2024 and April 15, 2031. The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2021:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$662	1.50%	1.50%	January 15, 2024
5	62,567	3.00% – 5.50%	4.60%	July 15, 2025 – April 15, 2026
7	16,921	3.25% – 5.75%	4.84%	July 15, 2027 – April 15, 2028
10	29,412	3.50% – 6.00%	4.90%	July 15, 2030 – April 15, 2031
	$109,562
During the nine months ended March 31, 2020, we issued $224,934 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $221,194. These notes were issued with stated interest rates ranging from 3.75% to 5.50% with a weighted average interest rate of 4.29%. These notes mature between July 15, 2024 and March 15, 2030 . The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2020:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$105,379	3.75% – 5.00%	4.12%	July 15, 2024 - March 15, 2025
7	44,184	4.00% – 5.25%	4.26%	July 15, 2026 - March 15, 2027
10	75,371	3.75% – 5.50%	4.56%	July 15, 2029 - March 15, 2030
	$224,934
During the nine months ended March 31, 2021, we repaid $4,022 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. In order to replace short maturity debt with longer-term debt, we redeemed $112,489 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 5.45%. As a result of these transactions, we recorded a loss in the amount of the

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the nine months ended March 31, 2021 was $1,100.

The following table summarizes the Prospect Capital InterNotes® outstanding as of March 31, 2021:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$662	1.50%	1.50%	January 15, 2024
5	168,210	3.00% – 5.50%	4.31%	July 15, 2024 – April 15, 2026
7	121,045	3.25% – 6.00%	5.07%	July 15, 2024 – April 15, 2028
8	24,180	4.50% – 5.75%	4.67%	August 15, 2025 – July 15, 2026
10	188,050	3.50% – 6.25%	5.26%	January 15, 2024 – April 15, 2031
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	16,826	5.75% – 6.00%	5.79%	May 15, 2028 – November 15, 2028
18	18,552	4.50% – 6.25%	5.59%	December 15, 2030 – August 15, 2031
20	3,777	5.75% – 6.00%	5.89%	November 15, 2032 – October 15, 2033
25	30,528	6.25% – 6.50%	6.39%	August 15, 2038 – May 15, 2039
30	98,472	5.50% – 6.75%	6.25%	November 15, 2042 – October 15, 2043
	$673,280
During the nine months ended March 31, 2020, we redeemed, prior to maturity $255,822 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 5.06% in order to replace shorter maturity debt with longer-term debt. During the nine months ended March 31, 2020, we repaid $4,252 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the nine months ended March 31, 2020 was $2,435.
The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2020:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$218,240	3.75% – 5.75%	4.81%	September 15, 2023 -July 15, 2025
7	104,529	4.00% – 6.00%	5.11%	July 15, 2024 - July 15, 2027
8	24,325	4.50% – 5.75%	4.67%	August 15, 2025 - July 15, 2026
10	159,802	3.75% – 6.25%	5.32%	January 15, 2024 - July 15, 2030
12	2,978	6.00%	6.00%	November 15, 2025 - December 15, 2025
15	16,851	5.75% – 6.00%	5.79%	May 15, 2028 - November 15, 2028
18	18,741	4.50% – 6.25%	5.58%	December 15, 2030 - August 15, 2031
20	3,847	5.75% – 6.00%	5.89%	November 15, 2032 - October 15, 2033
25	30,710	6.25% – 6.50%	6.39%	August 15, 2038 - May 15, 2039
30	100,206	5.50% – 6.75%	6.25%	November 15, 2042 - October 15, 2043
	$680,229
In connection with the issuance of Prospect Capital InterNotes®, we incurred $29,754 of fees which are being amortized over the term of the notes, of which $12,307 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of March 31, 2021.
During the three months ended March 31, 2021 and March 31, 2020, we recorded $10,515 and $9,217, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the nine months ended March 31, 2021 and March 31, 2020, we recorded $30,431 and $28,192, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 8. Fair Value and Maturity of Debt Outstanding
As of March 31, 2021, our asset coverage ratio stood at 269.0% based on our outstanding senior securities representing indebtedness of $2,190,691 and our asset coverage ratio on our senior securities that are stock was 261.0%. As of June 30, 2020, our asset coverage ratio stood at 239.2% based on our outstanding senior securities of $2,170,974. Refer to Note 9, Equity Offerings, Offering Expenses and Distributions for additional discussion on our senior securities that are stock.
Information about our senior securities is shown in the following table as of the end of each of the last ten fiscal years and as of March 31, 2021. (All figures in this item are in thousands except per unit data)

	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Credit Facility
Fiscal 2021 (as of March 31, 2021)	$343,537	$17,152	—	—
Fiscal 2020 (as of June 30, 2020)	237,536	22,000	—	—
Fiscal 2019 (as of June 30, 2019)	167,000	34,298	—	—
Fiscal 2018 (as of June 30, 2018)	37,000	155,503	—	—
Fiscal 2017 (as of June 30, 2017)	—	—	—	—
Fiscal 2016 (as of June 30, 2016)	—	—	—	—
Fiscal 2015 (as of June 30, 2015)	368,700	18,136	—	—
Fiscal 2014 (as of June 30, 2014)	92,000	69,470	—	—
Fiscal 2013 (as of June 30, 2013)	124,000	34,996	—	—
Fiscal 2012 (as of June 30, 2012)	96,000	22,668	—	—
Fiscal 2011 (as of June 30, 2011)	84,200	18,065	—	—

2015 Notes(5)
Fiscal 2015 (as of June 30, 2015)	$150,000	$2,241	—	—
Fiscal 2014 (as of June 30, 2014)	150,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	150,000	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	150,000	3,277	—	—
Fiscal 2011 (as of June 30, 2011)	150,000	3,740	—	—

2016 Notes(6)
Fiscal 2016 (as of June 30, 2016)	$167,500	$2,269	—	—
Fiscal 2015 (as of June 30, 2015)	167,500	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	167,500	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	167,500	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	167,500	3,277	—	—
Fiscal 2011 (as of June 30, 2011)	172,500	3,740	—	—

2017 Notes(7)
Fiscal 2017 (as of June 30, 2017)	$50,734	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	129,500	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	130,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	130,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	130,000	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	130,000	3,277	—	—

2018 Notes(8)
Fiscal 2017 (as of June 30, 2017)	$85,419	$2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	200,000	2,578	—	—

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

2019 Notes(10)
Fiscal 2018 (as of June 30, 2018)	$101,647	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	200,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	200,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	200,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	200,000	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	200,000	2,578	—	—

5.00% 2019 Notes(11)
Fiscal 2018 (as of June 30, 2018)	$153,536	$2,452	—	—
Fiscal 2017 (as of June 30, 2017)	300,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	300,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	300,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	300,000	2,305	—	—

2020 Notes (14)
Fiscal 2019 (as of June 30, 2019)	$224,114	$2,365	—	—
Fiscal 2018 (as of June 30, 2018)	392,000	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	392,000	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	392,000	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	392,000	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	400,000	2,305	—	—

6.95% 2022 Notes(9)
Fiscal 2014 (as of June 30, 2014)	$100,000	$2,305	—	$1,038
Fiscal 2013 (as of June 30, 2013)	100,000	2,578	—	1,036
Fiscal 2012 (as of June 30, 2012)	100,000	3,277	—	996

2022 Notes
Fiscal 2021 (as of March 31, 2021)	$111,105	$2,690	—	—
Fiscal 2020 (as of June 30, 2020)	258,240	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	328,500	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	328,500	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	225,000	2,251	—	—

2023 Notes(12)
Fiscal 2021 (as of March 31, 2021)	$285,055	$2,690	—	—
Fiscal 2020 (as of June 30, 2020)	319,145	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	318,863	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	318,675	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	248,507	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	248,293	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	248,094	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	247,881	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	247,725	2,578	—	—

2024 Notes
Fiscal 2020 (as of June 30, 2020)	$233,788	$2,408	—	$959
Fiscal 2019 (as of June 30, 2019)	234,443	2,365	—	1,002
Fiscal 2018 (as of June 30, 2018)	199,281	2,452	—	1,029
Fiscal 2017 (as of June 30, 2017)	199,281	2,251	—	1,027
Fiscal 2016 (as of June 30, 2016)	161,364	2,269	—	951

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

6.375% 2024 Notes(12)
Fiscal 2021 (as of March 31, 2021)	$81,615	$2,690	—	—
Fiscal 2020 (as of June 30, 2020)	99,780	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	99,726	2,365	—	—

2025 Notes
Fiscal 2021 (as of March 31, 2021)	$156,168	$2,690	—	—
Fiscal 2020 (as of June 30, 2020)	201,250	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	201,250	2,365	—	—

2026 Notes
Fiscal 2021 (as of March 31, 2021)	$400,000	$2,690	—	—

2028 Notes
Fiscal 2021 (as of March 31, 2021)	$70,761	$2,690	—	$1,016
Fiscal 2020 (as of June 30, 2020)	70,761	2,408	—	950
Fiscal 2019 (as of June 30, 2019)	70,761	2,365	—	984
Fiscal 2018 (as of June 30, 2018)	55,000	2,452	—	1,004

2029 Notes
Fiscal 2021 (as of March 31, 2021)	$69,170	$2,690	—	$1,026
Fiscal 2020 (as of June 30, 2020)	69,170	2,408	—	970
Fiscal 2019 (as of June 30, 2019)	69,170	2,365	—	983

Prospect Capital InterNotes®
Fiscal 2021 (as of March 31, 2021)	$673,280	$2,690	—	—
Fiscal 2020 (as of June 30, 2020)	680,229	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	707,699	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	760,924	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	980,494	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	908,808	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	827,442	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	785,670	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	363,777	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	20,638	3,277	—	—

Preferred Stock
Fiscal 2021 (as of March 31, 2021)	$66,900	$2,610	—	—

All Senior Securities(12)(13)
Fiscal 2021 (as of March 31, 2021)	$2,257,591	$2,610	—	—
Fiscal 2020 (as of June 30, 2020)	2,169,899	2,408	—	—
Fiscal 2019 (as of June 30, 2019)	2,421,526	2,365	—	—
Fiscal 2018 (as of June 30, 2018)	2,346,563	2,452	—	—
Fiscal 2017 (as of June 30, 2017)	2,681,435	2,251	—	—
Fiscal 2016 (as of June 30, 2016)	2,707,465	2,269	—	—
Fiscal 2015 (as of June 30, 2015)	2,983,736	2,241	—	—
Fiscal 2014 (as of June 30, 2014)	2,773,051	2,305	—	—
Fiscal 2013 (as of June 30, 2013)	1,683,002	2,578	—	—
Fiscal 2012 (as of June 30, 2012)	664,138	3,277	—	—
Fiscal 2011 (as of June 30, 2011)	406,700	3,740	—	—

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
(11)We redeemed the 5.00% 2019 Notes on September 26, 2018.
(12)For the fiscal years ended June 30th, the 2023 Notes and 6.375% 2024 Notes are presented net of unamortized discount.
(13)While we do not consider commitments to fund under revolving arrangements to be Senior Securities, if we were to elect to treat such unfunded commitments, which were $38,999 as of March 31, 2021 as Senior Securities for purposes of Section 18 of the 1940 Act, our asset coverage per unit would be $2,566.
(14)We repaid the outstanding principal amount of the 2020 Notes on April 15, 2020.
(15)We redeemed the 2024 Notes on February 16, 2021.
The following table shows our outstanding debt as of March 31, 2021.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value(1)		Effective Interest Rate
Revolving Credit Facility(2)	$343,537	$7,510	$343,537	(3)	$343,537		1ML+2.20%	(6)

2022 Notes	111,105	1,017	110,088		114,260	(4)	5.69%	(7)
2025 Notes	156,168	3,501	152,667		168,260	(4)	6.63%	(7)
Convertible Notes	267,273		262,755		282,520

6.375% 2024 Notes	81,615	510	81,105		89,470	(4)	6.49%	(7)
2023 Notes	285,055	1,597	283,458		302,298	(4)	6.07%	(7)
2026 Notes	400,000	7,966	392,034		395,880	(4)	3.92%	(7)
2028 Notes	70,761	1,986	68,775		72,488	(4)	6.77%	(7)
2029 Notes	69,170	2,200	66,970		71,217	(4)	7.38%	(7)
Public Notes	906,601		892,342		931,353

Prospect Capital InterNotes®	673,280	12,307	660,973		759,983	(5)	6.00%	(8)
Total	$2,190,691		$2,159,607		$2,317,393
(1)As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of March 31, 2021.
(2)The maximum draw amount of the Revolving Credit facility as of March 31, 2021 is $1,077,500.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

(7)The effective interest rate is equal to the effect of the stated interest, the accretion of original issue discount and amortization of debt issuance costs. For the 2028 Notes and the 2029 Notes, the rate presented is a combined effective interest rate of their respective original Note issuances and Note Follow-on Programs.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of March 31, 2021:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$343,537	—	$—	$343,537	$—
Convertible Notes	267,273	—	111,105	156,168	—
Public Notes	906,601	—	366,670	400,000	139,931
Prospect Capital InterNotes®	673,280	—	11,744	238,660	422,876
Total Contractual Obligations	$2,190,691	$—	$489,519	$1,138,365	$562,807
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
During the nine months ended March 31, 2021, we issued 2,657,101 shares of our 5.50% Series A1 Preferred Stock for net proceeds of $61,428 and 21,760 shares of our 5.50% Series M1 Preferred Stock for net proceeds of $544, each excluding offering costs and preferred stock dividend reinvestments.
Shares of the Preferred Stock will pay a monthly dividend, when and if declared by the Board, at a fixed annual rate of 5.50% per annum of the Stated Value of $25.00 per share (computed on the basis of a 360-day year consisting of twelve 30-day months), payable in cash or through the issuance of additional Preferred Stock through the Preferred Stock DRIP.
During the nine months ended March 31, 2021, we distributed approximately $446 to our preferred stockholders, as summarized in the following table:

Declaration Date	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods	Amount Distributed
11/6/2020	11/18/2020	12/1/2020	$0.114583	$13
12/4/2020	12/21/2020	1/4/2021	0.114583	33
12/4/2020	1/20/2021	2/1/2021	0.114583	75
12/4/2020	2/17/2021	3/1/2021	0.114583	97
2/9/2021	3/17/2021	4/1/2021	0.114583	228
				$446
The above table includes dividends paid during the nine months ended March 31, 2021. It does not include distributions previously declared to preferred stockholders of record for any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and paid subsequent to March 31, 2021:
•$0.114583 per share (before pro ration for partial period holders of record) for holders of record on April 21, 2021 with a payment date of May 3, 2021
•$0.114583 per share (before pro ration for partial period holders of record) for holders of record on May 19, 2021 with a payment date of June 1, 2021
During the nine months ended March 31, 2021, we issued 364 shares of our 5.50% Series A1 Preferred Stock, in connection with the preferred stock dividend reinvestment plan.
During the nine months ended March 31, 2021, 3,212 shares of our 5.50% Series A1 Preferred Stock were converted to 9,982 shares of our common stock, in connection with Holder Optional Conversions.
Common Stock
Our common stockholders’ equity accounts as of March 31, 2021 and March 31, 2020 reflect cumulative shares issued as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our common stock dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
On August 24, 2011, our Board of Directors approved a share repurchase plan (the “Repurchase Program”) under which we may repurchase up to $100,000 of our common stock at prices below our net asset value per share. Prior to any repurchase, we are required to notify stockholders of our intention to purchase our common stock.
We did not repurchase any shares of our common stock under the Repurchase Program for the nine months ended March 31, 2021 and March 31, 2020. As of March 31, 2021, the approximate dollar value of shares that may yet be purchased under the Repurchase Program is $65,860.

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

Excluding common stock dividend reinvestments, during the nine months ended March 31, 2021 and March 31, 2020, we did not issue any shares of our common stock.
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
On March 15, 2021, we filed a notice of meeting and the definitive proxy statement in connection with a special meeting of our stockholders that is scheduled to be held on June 11, 2021 for the purpose of asking our stockholders to vote on a proposal to authorize us, with approval of our Board of Directors, to sell shares of our common stock at a price or prices below our then current net asset value per share in one or more offerings during the next 12 months following such approval, subject to certain conditions.
During the nine months ended March 31, 2021 and March 31, 2020, we distributed approximately $206,288 and $198,455, respectively, to our common stockholders. The following table summarizes our distributions declared and payable for the nine months ended March 31, 2020 and March 31, 2021.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Declaration Date	Record Date	Payment Date	Amount Per Share	Amount Distributed (in thousands)
5/7/2019	7/31/2019	8/22/2019	$0.06	$22,032
5/7/2019	8/30/2019	9/19/2019	0.06	22,037
8/22/2019	9/30/2019	10/24/2019	0.06	22,042
8/22/2019	10/31/2019	11/20/2019	0.06	22,046
11/6/2019	11/29/2019	12/19/2019	0.06	22,051
11/6/2019	1/2/2020	1/23/2020	0.06	22,055
11/6/2019	1/31/2020	2/20/2020	0.06	22,059
2/7/2020	2/28/2020	3/19/2020	0.06	22,064
2/7/2020	3/31/2020	4/23/2020	0.06	22,069
Total declared and payable for the nine months ended March 31, 2020				$198,455

5/8/2020	7/31/2020	8/20/2020	$0.06	$22,515
5/8/2020	8/31/2020	9/17/2020	0.06	22,619
8/25/2020	9/30/2020	10/22/2020	0.06	22,727
8/25/2020	10/30/2020	11/19/2020	0.06	22,836
11/6/2020	11/30/2020	12/24/2020	0.06	22,942
11/6/2020	12/31/2020	1/21/2021	0.06	23,046
11/6/2020	1/29/2020	2/18/2021	0.06	23,140
2/9/2021	2/26/2021	3/18/2021	0.06	23,219
2/9/2021	3/31/2021	4/22/2021	0.06	23,244
Total declared and payable for the nine months ended March 31, 2021				$206,288
Dividends and distributions to common stockholders are recorded on the ex-dividend date. As such, the table above includes distributions with record dates during nine months ended March 31, 2021 and March 31, 2020. It does not include distributions previously declared to common stockholders of record on any future dates, as those amounts are not yet determinable. The following dividends were previously declared and will be recorded and payable subsequent to March 31, 2021:
•$0.06 per common share for April 2021 holders of record on April 30, 2021 with a payment date of May 20, 2021
During the nine months ended March 31, 2021 and March 31, 2020, we issued 13,852,073 and 686,901 shares of our common stock, respectively, in connection with the common stock dividend reinvestment plan.
During the nine months ended March 31, 2021, Prospect officers and directors purchased 7,057,543 shares of our common stock, or 1.82% of total outstanding shares as of March 31, 2021, both through the open market transactions and shares issued in connection with our common stock dividend reinvestment plan.
As of March 31, 2021, we have reserved 28,430,466 shares of our common stock for issuance upon conversion of the Convertible Notes (see Note 5) and 1,000,000,000 shares of our common stock for issuance upon conversion of the Preferred Stock.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 10. Other Income
Other income consists of structuring fees, overriding royalty interests, revenue receipts related to net profit interests, deal deposits, administrative agent fees, and other miscellaneous and sundry cash receipts. The following table shows income from such sources during the three and nine months ended March 31, 2021 and March 31, 2020.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Structuring, advisory, and amendment fees	$8,875	$3,545	$26,293	$19,904
Royalty and net revenue interests	9,464	9,435	27,638	22,267
Administrative agent fees	132	138	381	369
Total other income	$18,471	$13,118	$54,312	$42,540

Note 11. Net Increase (Decrease) in Net Assets per Common Share
Earnings per share is calculated in accordance with ASC 260, "Earnings per Share." Basic earnings per share is calculated by dividing the net increase (decrease) in net assets resulting from operations, less preferred dividends, by the weighted average number of common shares outstanding. Diluted earnings per share gives effect to all dilutive potential common shares outstanding using the if-converted method for Preferred Stock (Refer to Note 9). Diluted earnings per share excludes all dilutive potential common shares if their effect is anti-dilutive. During the nine months ended March 31, 2021 and March 31, 2020, we did not have potential common shares that would be antidilutive.
The following information sets forth the computation of basic and diluted earnings per common share for the three and nine months ended March 31, 2021 and March 31, 2020:

	For the Three Months ended March 31, 2021		For the Nine Months Ended March 31, 2021
	Basic	Diluted	Basic	Diluted
Net increase in net assets resulting from operations attributable to Common Stockholders	$246,008	$246,408	$719,675	$720,121
Weighted average common shares outstanding	385,996,921	389,420,855	380,985,329	382,259,257
Earnings per share	$0.64	$0.63	$1.89	$1.88

	For the Three Months ended March 31, 2020		For the Nine Months Ended March 31, 2020
	Basic	Diluted	Basic	Diluted
Net (decrease) increase in net assets resulting from operations attributable to Common Stockholders	$(185,699)	$(185,699)	$(178,837)	$(178,837)
Weighted average common shares outstanding	367,685,511	367,685,511	367,460,412	367,460,412
Earnings (loss) per share	$(0.51)	$(0.51)	$(0.49)	$(0.49)
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
As of August 26, 2020 when our prior Form 10-K was filed for the year ended June 30, 2020, we estimated our distributions for the fiscal and tax years disclosed therein to be distributions of ordinary income. Subsequent to our filing date, we obtained more information from our underlying investments as to the character of the distributions for the tax year ended August 31, 2020, which resulted in changes to distributions previously disclosed in our Form 10-K filing. As a result of the change, our total distributable loss on our Consolidated Statement of Assets and Liabilities for the year ended June 30, 2020 changed from $1,015,387 to $930,930, with $84,457 being reclassified to distributions from capital. The remaining reclassification of tax distributions classified as return of capital for the tax year ended August 31, 2020 have been adjusted in the fiscal year ended June 30, 2021. This adjustment results in an increase to distributable earnings of $12,263 for the fiscal year ended June 30, 2021.

We generate certain types of income that may be exempt from U.S. withholding tax when distributed to non-U.S. stockholders. Under IRC Section 871(k), a RIC is permitted to designate distributions of qualified interest income and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. For the 2021 calendar year, 43.97% of our distributions as of March 31, 2021 qualified as interest related dividends which are exempt from U.S. withholding tax applicable to non-U.S. stockholders.

For the tax year ending August 31, 2021, the tax character of dividends paid to stockholders through March 31, 2021 is expected to be ordinary income and return of capital however due to the difference between our fiscal and tax year ends, the final determination of the tax character of dividends between ordinary income, capital gains, and return of capital will not be made until we file our tax return for the tax year ending August 31, 2021.

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

	Tax Year Ended August 31,
	2020	2019	2018
Net increase (decrease) in net assets resulting from operations	$(78,949)	$93,093	$389,732
Net realized (gains) losses on investments	10,139	(5,923)	26,762
Net unrealized (gains) losses on investments	328,997	217,159	(105,599)
Other temporary book-to-tax differences	(91,368)	(87,511)	(42,583)
Permanent differences	57	78	31
Taxable income before deductions for distributions	$168,876	$216,896	$268,343
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
As of March 31, 2021, the cost basis of investments for tax purposes was $5,907,321 resulting in an estimated net unrealized loss of $23,993. As of March 31, 2021, the gross unrealized gains and losses were $1,059,691 and $1,083,684, respectively. As of June 30, 2020, the cost basis of investments for tax purposes was $5,778,417 resulting in an estimated net unrealized loss of $546,089. As of June 30, 2020, the gross unrealized gains and losses were $654,709 and $1,200,798, respectively. Due to the

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

difference between our fiscal year end and tax year end, the cost basis of our investments for tax purposes as of March 31, 2021 and June 30, 2020 was calculated based on the book cost of investments as of March 31, 2021 and June 30, 2020, respectively, with cumulative book-to-tax adjustments for investments through August 31, 2020 and 2019, respectively.
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
The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from us, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 2.00% on our total assets. For services currently rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. The total gross base management fee incurred to the favor of the Investment Adviser was $29,183 and $26,625 during the three months ended March 31, 2021 and March 31, 2020, respectively. The total gross base management fee incurred to the favor of the Investment Advisor was $83,866 and $82,631 during the nine months ended March 31, 2021 and March 31, 2020, respectively.
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
The total income incentive fee incurred was $18,251 and $17,119 during the three months ended March 31, 2021 and March 31, 2020, respectively. The fees incurred for the nine months ended March 31, 2021 and March 31, 2020 were $53,354 and $51,855, respectively. No capital gains incentive fee was incurred during the three or nine months ended March 31, 2021 and March 31, 2020. Income incentive fee for the nine months ended March 31, 2021 includes a $264 adjustment for fees earned in prior periods that were neither expensed nor paid to the Investment Adviser.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

The allocation of net overhead expense from Prospect Administration was $2,685 and $4,096 for the three months ended March 31, 2021 and March 31, 2020, respectively.
The allocation of net overhead expense from Prospect Administration was $10,768 and $13,601 for the nine months ended March 31, 2021 and March 31, 2020, respectively. Prospect Administration received estimated payments of $1,038 and $1,225 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal services during the nine months ended March 31, 2021 and March 31, 2020, respectively. In addition, we were given a credit in the amount of $3,522 for legal expenses incurred on behalf of our portfolio companies that were remitted to Prospect Administration during the three months ended March 31, 2021. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.
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
During the three months ended March 31, 2021 and March 31, 2020, we received payments of $1,835 and $2,010, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration. During the nine months ended March 31, 2021 and March 31, 2020, we received payments of $5,655 and $3,310, respectively, from our portfolio companies for managerial assistance and subsequently remitted these amounts to Prospect Administration.
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
We reimburse CLO investment valuation services fees initially incurred by Priority Income Fund, Inc. During the three months ended March 31, 2021 and March 31, 2020, we recognized expenses that were reimbursed for valuation services of $32 and $36, respectively. During the nine months ended March 31, 2021 and March 31, 2020, we recognized expenses that were reimbursed for valuation services of $95 and $123, respectively. Conversely, Priority Income Fund, Inc. and Prospect Flexible Income Fund, Inc. (f/k/a TP Flexible Income Fund, Inc.) reimburse us for software fees, expenses which were initially incurred by Prospect. As of March 31, 2021 and June 30, 2020, we accrued a receivable from Priority Income Fund, Inc. and Prospect Flexible Income Fund, Inc. (f/k/a TP Flexible Income Fund, Inc.) for software fees of $0 and $36, respectively, which will be reimbursed to us.
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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Interest Income
Interest Income from CP Energy	$1,171	$1,147	$3,460	$3,514
Interest Income from Spartan	296	313	901	2,816
Total Interest Income	$1,467	$1,460	$4,361	$6,330
Other Income
Administrative Agent	$—	$6	$13	$6
Total Other Income	$—	$6	$13	$6
Managerial Assistance (1)	$—	$—	$—	$150
Realized Gain	—	—	2,832	—
(1) No income recognized by Prospect. MA payments were paid from CP Energy to Prospect and subsequently remitted to PA.

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Additions	$—	$—	$26,193	$5,039
Interest Income Capitalized as PIK	1,171	574	3,459	2,693
Repayment of Loan Receivable	—	—	23,361	—
Return of Capital	—	—	1	—

	As of
	March 31, 2021	June 30, 2020
Interest Receivable (2)	$115	$15
Other Receivables (3)	89	16
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

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Interest Income	$3,650	$3,011	$10,569	$8,978
Other Income
Structuring Fee	$—	$—	$—	$112
Total Other Income	$—	$—	$—	$112
Managerial Assistance (1)	$175	$175	$525	$175
Reimbursement of Legal, Tax, etc.(2)	—	—	—	7
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

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Additions (3)	$—	$—	$—	$5,600
Accreted Original Issue Discount	115	86	325	239
Interest Income Capitalized as PIK	2,338	2,923	9,044	3,886
Repayment of loan receivable	3,765	—	3,765	—
(3) During the nine months ended March 31, 2020, Prospect provided $5,600 of equity financing to support growth in Credit Central’s loan portfolio.

	As of
	March 31, 2021	June 30, 2020
Interest Receivable (4)	$38	$35
Other Receivables (5)	—	2
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

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Interest Income	$2,470	$2,094	$7,212	$6,168
Managerial Assistance (1)	63	63	125	—
(1) No income recognized by Prospect. MA payments were paid from Credit Central to Prospect and subsequently remitted to PA.

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Additions (2)	$340	$—	$865	$500
Interest Income Capitalized as PIK	4,745	3,856	9,070	7,630
(2) During the nine months ended March 31, 2020, Prospect made a follow-on $500 first lien senior secured debt. During the nine months ended March 31, 2021, Prospect made a follow-on $865 first lien senior secured debt.

	As of
	March 31, 2021	June 30, 2020
Interest Receivable (2)	$1,737	$3,606
Other Receivables - Due to PA (3)	—	—
Other Receivables (4)	—	7
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

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Interest Income	$14,970	$14,278	$45,752	$43,485
Other Income
Structuring Fee	$5,443	$—	$15,443	$—
Total Other Income	$5,443	$—	$15,443	$—
Managerial Assistance (1)	$600	$600	$1,800	$1,800
Reimbursement of Legal, Tax, etc. (2)	—	—	—	1
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

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Interest Income Capitalized as PIK	$463	$—	$463	$2,849
Repayment of loan receivable	—	3,635	4,899	5,908

	As of
	March 31, 2021	June 30, 2020
Interest Receivable (3)	$167	$158
Other Receivables (4)	—	10
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

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Interest Income	$5,784	$4,743	$16,507	$14,159

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Additions	$—	$3,750	$—	$3,750
Interest Income Capitalized as PIK	$4,073	$3,089	$11,395	$9,166

	As of
	March 31, 2021	June 30, 2020
Interest Receivable (1)	$66	$52
Other Receivables (2)	11	—
(1) Interest income recognized but not yet paid.
(2) Represents amounts due from InterDent to Prospect for reimbursement of expenses paid by Prospect on behalf of InterDent.

Kickapoo Ranch Pet Resort
Prospect owns 100% of the membership interest of Kickapoo Ranch Pet Resort (“Kickapoo”). Kickapoo is a luxury pet boarding facility.

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Other Income
Royalty/Net Interest	$—	$36	$—	$36
Total Other Income	$—	$36	$—	$36

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Additions (1)	$—	$—	$—	$2,378
(1) During the nine months ended March 31, 2020, we provided $2,378 of equity financing to Kickapoo.

	As of
	March 31, 2021	June 30, 2020
Other Receivables (2)	$7	$—
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

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Interest Income
Interest Income from MITY-Lite	$3,603	$2,264	$8,392	$6,722
Interest Income from Broda Canada	—	—	—	—
Total Interest Income	$3,603	$2,264	$8,392	$6,722
Other Income
Structuring Fee	$66	$—	$66	$—
Advisory Fee	—	—	—	293
Total Other Income	$66	$—	$66	$293
Managerial Assistance (1)	$—	$75	$150	$75
(1) No income recognized by Prospect. MA payments were paid from MITY to Prospect and subsequently remitted to PA.

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Additions	$2,650	$—	$2,650	$—
Interest Income Capitalized as PIK	1,304	800	3,028	2,601
Repayment of loan receivable	(1,142)	139	(850)	428

	As of
	March 31, 2021	June 30, 2020
Interest Receivable (2)	$17	$26
Other Receivables (3)	—	1
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
During the nine months ended March 31, 2021, we received partial repayments of $69,350 of our loans previously outstanding with NPRC, and provided $167,853 of debt financing to NPRC for the acquisition of real estate properties, to fund capital expenditures for existing real estate properties, to provide working capital, and to fund purchases of rated secured structured notes.

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Interest Income	$14,784	$19,432	$42,627	$52,901
Other Income
Structuring Fee	$904	$—	$2,337	$3,190
Advisory Fee		—	—	7,595
Royalty/Net Interest	9,297	9,231	27,134	21,727
Total Other Income	$10,201	$9,231	$29,471	$32,512
Managerial Assistance (1)	$525	$525	$1,575	$525
Reimbursement of Legal, Tax, etc.(2)	487	124	1,181	571
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

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Additions	$46,083	$33,664	$167,853	$97,949
Repayment of loan receivable	30,600	142,019	69,350	235,019

	As of
	March 31, 2021	June 30, 2020
Interest Receivable (3)	$239	$212
Other Receivables (4)	1	2
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from NPRC to Prospect for reimbursement of expenses paid by Prospect on behalf of NPRC.
Nationwide Loan Company LLC
Prospect owns 100% of the membership interests of Nationwide Acceptance Holdings LLC (“Nationwide Holdings”), a Consolidated Holding Company. Nationwide Holdings owns 94.48% of the equity of Nationwide Loan Company LLC (“Nationwide”), with members of Nationwide management owning the remaining 5.52% of the equity.
On March 24, 2020, Prospect received distributions of $1,500 that were paid from Nationwide Holdings to Prospect and were recognized as a return of capital by Prospect.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Interest Income	$1,013	$988	$3,081	$2,918
Dividend Income	1,384	—	1,384	—
Managerial Assistance (1)	100	100	300	200
(1) No income recognized by Prospect. MA payments were paid from Nationwide to Prospect and subsequently remitted to PA.

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Interest Income Capitalized as PIK	$—	$167	$173	$971
Repayment of loan receivable	(384)	—	(384)	—

	As of
	March 31, 2021	June 30, 2020
Interest Receivable (2)	$11	$11
Other Receivables (3)	—	2
(2) Interest income recognized but not yet paid.
(3) Represents amounts due from Nationwide to Prospect for reimbursement of expenses paid by Prospect on behalf of Nationwide.
NMMB, Inc.
Prospect owns 100% of the equity of NMMB Holdings, Inc. (“NMMB Holdings”), a Consolidated Holding Company. NMMB Holdings owns 94.82% and 93.00% of the fully-diluted equity of NMMB, Inc. (f/k/a NMMB Acquisition, Inc.) (“NMMB”) as of March 31, 2021 and June 30, 2020, respectively, with NMMB management owning the remaining equity. NMMB owns 100% of Refuel Agency, Inc. (“Refuel Agency”). Refuel Agency owns 100% of Armed Forces Communications, Inc. (“Armed Forces”). NMMB is an advertising media buying business.
On December 30, 2019, NMMB executed a dividend recapitalization whereby Prospect invested $15,100 of a first lien term loan to repay NMMB’s existing term loan, provide a shareholder distribution, and pay fees and expenses. As part of the recapitalization, Prospect converted its Series A and Series B preferred securities into 92.42% common equity and received a dividend distribution of $2,797.

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Interest Income
Interest Income from NMMB	$130	$380	$399	$518
Total Interest Income	$130	$380	$399	$518
Dividend Income	$—	$—	$—	$2,797
Other Income
Structuring Fee	$—	$—	$—	$453
Total Other Income	$—	$—	$—	$453
Managerial Assistance (1)	$100	$100	$300	$100
(1) No income recognized by Prospect. MA payments were paid from NMMB to Prospect and subsequently remitted to PA.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Additions	$—	$—	$—	$15,100
Repayment of loan receivable
Repayment from Armed Forces	$—	$—	$—	$3,114
Repayment from NMMB	38	10,038	114	10,038
Total Repayment of loan receivable (2)	$38	$10,038	$114	$13,152
(2) During the nine months ended March 31, 2021, Prospect received partial repayments totaling $114 for our Senior Secured Notes outstanding with NMMB, Inc.

	As of
	March 31, 2021	June 30, 2020
Interest Receivable (3)	$1	$1
Other Receivables (4)	—	2
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from NMMB to Prospect for reimbursement of expenses paid by Prospect on behalf of NMMB.

Pacific World Corporation
Prospect owns 100% of the preferred equity of Pacific World Corporation (“Pacific World”), which represents a 99.97% ownership interest of Pacific World as of March 31, 2021 and June 30, 2020, respectively. As a result, Prospect’s investment in Pacific World is classified as a control investment.
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

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Interest Income	$1,071	$—	$3,228	$527
Reimbursement of Legal, Tax, etc. (3)	2,377	—	2,377	—

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Additions (1)	$—	$3,000	$—	$12,456
Interest Income Capitalized as PIK	605	4,923	1,870	4,923
(1) During the nine months ended March 31, 2020, Prospect provided $12,456 of equity financing to Pacific World to fund working capital needs.

	As of
	March 31, 2021	June 30, 2020
Interest Receivable (2)	$72	$10
Other Receivables (3)	29	19
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

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Interest Income	$716	$770	$2,147	$2,360
Managerial Assistance (1)	45	45	135	45
Reimbursement of Legal, Tax, etc.(2)	—	—	—	12
(1) No income recognized by Prospect. MA payments were paid from R-V to Prospect and subsequently remitted to PA.
(2) Paid from R-V to PA as reimbursement for legal, tax, and portfolio level accounting services provided directly to R-V (No direct income recognized by Prospect, but we were given a credit for these payments as a reduction to the administrative services payable by Prospect to PA).

	As of
	March 31, 2021	June 30, 2020
Interest Receivable (3)	$8	$8
Other Receivables (4)	1	—
(3) Interest income recognized but not yet paid.
(4) Represents amounts due from R-V to Prospect for reimbursement of expenses paid by Prospect on behalf of R-V.

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

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Interest Income	$576	$637	$1,761	$1,903
Other Income
Structuring Fee	$—	—	$—	$100
Total Other Income	$—	$—	$—	$100
Managerial Assistance (1)	$3	$3	$8	$6
Realized Gain	$121	$—	$121	$—
(1) No income recognized by Prospect. MA payments were paid from UTP to Prospect and subsequently remitted to PA.

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Additions	$—	$1,900	$—	$2,900
Repayment of loan receivable	170	167	510	494

	As of
	March 31, 2021	June 30, 2020
Interest Receivable (2)	$7	$6
Other Receivables (3)	1	1
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

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Interest Income	$50	$—	$51	$—

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Additions (1)	$—	$—	$2,000	$1,500
Repayment of loan receivable (2)	—	(2,267)	—	5,950
(1) During the nine months ended March 31, 2020, Prospect provided $1,500 of equity financing to USES to fund capital expenditures and repayment of accounts payable. During the nine months ended March 31, 2021, Prospect provided $2,000 of new Senior Acquisition Term Loan financing to USES to fund company’s equity investment.
(2) During the nine months ended March 31, 2020, Prospect received $5,950 of Senior Secured Term Loan A repayment.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

	As of
	March 31, 2021	June 30, 2020
Interest Receivable (3)	$1	$—
Other Receivables (4)	53	—

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

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Interest Income
Interest Income from Valley	$274	$278	$834	$838
Interest Income from Valley Electric	1,498	1,498	4,495	4,494
Total Interest Income	$1,772	$1,776	$5,329	$5,332
Dividend Income (1)	$—	$2,267	$2,261	$6,538
Other Income
Residual Profit Interest	$167	$167	$500	$500
Total Other Income	$167	$167	$500	$500
Managerial Assistance (2)	$150	$150	$450	$150
Reimbursement of Legal, Tax, etc. (4)	$—	$—	$—	$29
(1) All dividends were paid from earnings and profits.
(2) No income recognized by Prospect. MA payments were paid from Valley Electric to Prospect and subsequently remitted to PA.

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Repayment of loan receivable	$—	$(2,267)	$(1,061)	$1,062

	As of
	March 31, 2021	June 30, 2020
Interest Receivable (3)	$20	$15
Other Receivables (4)	2	2
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
We are not aware of any material legal proceedings as of March 31, 2021.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 16. Financial Highlights
The following is a schedule of financial highlights for the three and nine months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2021		2020		2021		2020
Per Share Data
Net asset value per common share at beginning of period	$8.96		$8.66		$8.18		$9.01
Net investment income(1)	0.19		0.19		0.56		0.56
Net realized and change in unrealized gains (losses)(1)	0.45		(0.70)		1.33		(1.05)
Net increase (decrease) from operations	0.64		(0.51)		1.89		(0.49)
Distributions of net investment income to preferred stockholders	—	(4)	—	(6)	—	(4)	—	(6)
Distributions of net investment income to common stockholders	(0.18)	(7)	(0.08)	(7)	(0.51)	(7)	(0.41)	(7)
Return of Capital to common stockholders	—	(6)	(0.10)	(7)	(0.03)	(6)(7)	(0.13)	(7)
Common stock transactions(2)	(0.02)		—	(4)	(0.11)		(0.01)
Offering costs from issuance of preferred stock	(0.01)		—	(6)	(0.02)		—	(6)
Net asset value per common share at end of period	$9.38	(5)	$7.98	(5)	$9.38	(5)	$7.98	(5)

Per common share market value at end of period	$7.67		$4.25		$7.67		$4.25
Total return based on market value(3)	45.64%		(31.99%)		65.84%		(29.18%)
Total return based on net asset value(3)	7.54%		(5.04%)		26.70%		(3.63%)
Shares of common stock outstanding at end of period	387,400,554		367,817,926		387,400,554		367,817,926
Weighted average shares of common stock outstanding	385,996,921		367,685,511		380,985,329		367,460,412

Ratios/Supplemental Data
Net assets at end of period	$3,701,840		$2,933,375		$3,701,840		$2,933,375
Portfolio turnover rate	3.19%		5.12%		12.17%		15.31%
Annualized ratio of operating expenses to average net assets(8)	9.62%		11.25%		10.44%		11.39%
Annualized ratio of net investment income to average net assets(8)	8.20%		8.96%		8.46%		8.72%

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
(1)Per share data amount is based on the basic weighted average number of common shares outstanding for the year/period presented (except for dividends to stockholders which is based on actual rate per share).
(2)Common stock transactions include the effect of our issuance of common stock in public offerings (net of underwriting and offering costs), shares issued in connection with our common stock dividend reinvestment plan, common shares issued to acquire investments, common shares repurchased below net asset value pursuant to our Repurchase Program, and common shares issued pursuant to the Holder Optional Conversion of our Preferred Stock.
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
(4)Amount is less than $0.01.
(5)Does not foot due to rounding.
(6)Not finalized for the respective fiscal period. Refer to Note 12.
(7)The amounts reflected for the respective fiscal periods were updated based on tax information received subsequent to our Form 10-K filing for the year ended June 30, 2020 and our Form 10-Q filing for September 30, 2020. Certain reclassifications have been made in the presentation of prior period amounts. See Note 2 and Note 12 within the accompanying notes to the consolidated financial statements for further discussion.
(8)The amounts reflected for the respective fiscal periods do not reflect the effect of dividend payments to preferred shareholders.

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

Note 17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth selected financial data for each quarter within the three years ending June 30, 2021:

	Investment Income		Net Investment Income		Net Realized and Unrealized (Losses) Gains			Net Increase (Decrease) in Net Assets from Operations Attributable to Common Stockholders
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)		Total	Per Share (1)
September 30, 2018	$180,422	$0.49	$85,159	$0.23	$(1,364)	$—	(2)	$83,795	$0.23
December 31, 2018	187,883	0.51	80,811	0.22	(148,200)	(0.40)		(67,389)	(0.18)
March 31, 2019	171,109	0.47	77,262	0.21	11,933	0.03		89,195	0.24
June 30, 2019	164,353	0.45	69,627	0.19	(30,741)	(0.08)		38,886	0.11

September 30, 2019	$161,883	$0.44	$71,060	$0.19	$(52,995)	$(0.14)		$18,065	$0.05
December 31, 2019	161,917	0.44	67,885	0.18	(79,088)	(0.21)		(11,203)	(0.03)
March 31, 2020	154,501	0.42	68,476	0.19	(254,175)	(0.70)		(185,699)	(0.51)
June 30, 2020	145,229	0.39	58,273	0.16	104,340	0.28		162,613	0.44

September 30, 2020	$142,880	$0.38	$57,545	$0.15	$110,201	$0.30		$167,746	$0.45
December 31, 2020	172,292	0.45	81,561	0.21	224,406	0.60		305,921	0.80
March 31, 2021	159,456	0.41	73,402	0.19	173,006	0.45		246,008	0.64
(1)Per share amounts are calculated using the basic weighted average number of common shares outstanding for the period presented and does not reflect the assumed conversion of dilutive securities (basic earnings per common share). As such, the sum of the quarterly per share amounts above will not necessarily equal the per share amounts for the fiscal year.
(2)Amount is less than $0.01.
Note 18. Subsequent Events
During the period from April 8, 2021 through May 6, 2021, we issued $20,692 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $20,341.
On March 15, 2021, we filed a notice of meeting and definitive proxy statement in connection with a special meeting of the our stockholders that is scheduled to be held on June 11, 2021 for the purpose of asking the our stockholders to vote on a proposal to authorize us, with approval of our Board of Directors, to sell shares of our common stock (during the next 12 months) at a price or prices below the our then current net asset value per share in one or more offerings subject to certain conditions.
On March 24, 2021, we made a new $16,750 First Lien Term Loan investment and a new $32,000 Second Lien Term Loan investment in First Brands Group, LLC, an after-market automotive repair parts supplier. The new investments settled on April 5, 2021.
On March 16, 2021, we commenced a tender offer to purchase for cash up to $30,000 aggregate principal amount of the 4.95% Senior Convertible Notes due 2022 at the purchase price of $102.00, plus accrued and unpaid interest (“2022 Notes March Tender Offer”). The 2022 Notes March Tender Offer expired at 12:00 midnight, New York City time, on April 14, 2021 (one minute after 11:59 p.m., New York City time, on April 13, 2021). As of the expiration date, $50 aggregate principal amount of the 2022 Notes were validly tendered and accepted. Following settlement of the 2022 Notes March Tender Offer on April 16, 2021, approximately $111,055 aggregate principal amount of the 2022 Notes remain outstanding.
On April 7, 2021, we commenced two separate tender offers to purchase for cash (i) up to $30,000 aggregate principal amount of the 2023 Notes at the purchase price of $104.15, plus accrued and unpaid interest (“2023 Notes April Tender Offer”), and (ii) up to $30,000 aggregate principal amount of the 6.375% 2024 Notes at the purchase price of $107.50, plus accrued and unpaid interest (“6.375% 2024 Notes April Tender Offer”, and together with the 2023 Notes April Tender Offer, the “April Tender Offers”). The April Tender Offers expired at 5:00 p.m., New York City time, on May 5, 2021 (one minute after 11:59 p.m., New York City time, on May 4, 2021). As of the expiration date, $836 aggregate principal amount of the 2023 Notes and $226

PROSPECT CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)(Continued)
(in thousands, except share and per share data)

aggregate principal amount of the 6.375% 2024 Notes were validly tendered and accepted. Following settlement of the April Tender Offers on May 7, 2021, approximately $284,219 aggregate principal amount of the 2023 Notes and $81,389 aggregate principal amount of the 6.375% 2024 Notes remain outstanding.
On April 8, 2021 and April 22, 2021, we issued a total of 483,282 shares of our 5.50% Series A1 Preferred Stock and 63,626 shares of our 5.50% Series M1 Preferred Stock, excluding shares issued via the Preferred Stock Dividend Reinvestment Plan, for net proceeds of $12,539.
On April 16, 2021, we entered a new $31,778 Second Lien Term Loan investment and a new $18,222 Delayed Draw Term Loan commitment with Redstone Buyer, LLC, a provider of cybersecurity and risk management services. Our new investments settled on April 30, 2021, with the Delayed Draw Term Loan unfunded at close.
On April 28, 2021, we completed an extension of the Revolving Credit Facility (the “New Facility”) for PCF, extending the term 5.7 years from such date and reducing the interest rate on drawn amounts to one-month LIBOR plus 2.05%. The New Facility, for which $1,082,500 of commitments have been closed to date, includes an accordion feature that allows the New Facility, at Prospect's discretion, to accept up to a total of $1,500,000 of commitments. The New Facility matures on April 27, 2026. It includes a revolving period that extends through April 27, 2025, followed by an additional one-year amortization period. Pricing for amounts drawn under the Facility is one-month LIBOR plus 2.05%, which achieves a 15 basis point reduction in the interest rate from the previous facility rate of LIBOR plus 2.20%. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 40 basis points if more than 60% of the credit facility is drawn, or 70 basis points if more than 35% and an amount less than or equal to 60% of the credit facility is drawn, or 150 basis points if an amount less than or equal to 35% of the credit facility is drawn.
On April 30, 2021, Ahead Data Blue, LLC fully repaid the $57,500 Second Lien Term Loan receivable to us at par.
We have provided notice to call certain of our Prospect Capital InterNotes® at par with the following terms:

Notice Date	Settlement Date	Maturity Date Range	Interest Rate Range	Principal
3/12/2021	4/15/2021	April 15, 2024	5.75%	$4,794
4/15/2021	5/17/2021	May 15, 2024	5.75%	$5,255
5/4/2021	5/11/2021	July 15, 2024 - March 15, 2025	4.00% - 4.75%	$85,449
On May 10, 2021, we announced the declaration of monthly dividends for our Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Monthly Cash Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
June 2021	6/16/2021	7/1/2021	$0.114583
July 2021	7/21/2021	8/2/2021	$0.114583
August 2021	8/18/2021	9/1/2021	$0.114583

On May 10, 2021, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
May 2021	5/27/2021	6/17/2021	$0.0600
June 2021	6/28/2021	7/22/2021	$0.0600
July 2021	7/28/2021	08/19/2021	$0.0600
August 2021	08/27/2021	09/23/2021	$0.0600

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

On May 15, 2007, we formed a wholly owned subsidiary Prospect Capital Funding LLC (“PCF”), a Delaware limited liability company and a bankruptcy remote special purpose entity, which holds certain of our portfolio loan investments that are used as collateral for the revolving credit facility at PCF. Our wholly owned subsidiary Prospect Small Business Lending, LLC (“PSBL”) was formed on January 27, 2014, and purchased small business whole loans from online small business loan originators, including On Deck Capital, Inc. (“OnDeck”). On September 30, 2014, we formed a wholly-owned subsidiary Prospect Yield Corporation, LLC (“PYC”) and effective October 23, 2014, PYC holds a portion of our collateralized loan obligations ("CLOs"), which we also refer to as subordinated structured notes ("SSNs"). Each of these subsidiaries have been consolidated since operations commenced.
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
Lending to Companies and Purchasing Controlling Equity Positions in Such Companies - This strategy involves purchasing senior and secured yield-producing debt and controlling equity positions in operating companies across various industries. We believe this strategy provides enhanced certainty of closure to sellers and the opportunity for management to continue on in their current roles. These investments are often structured in tax-efficient partnerships, enhancing returns. Historically, this strategy has comprised approximately 15%-25% of our portfolio.
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
We hold many of our control investments in a two-tier structure consisting of a holding company and one or more related operating companies for tax purposes. These holding companies serve various business purposes including concentration of management teams, optimization of third-party borrowing costs, improvement of supplier, customer, and insurance terms, and enhancement of co-investments by the management teams. In these cases, our investment, which is generally equity in the holding company, the holding company’s equity investment in the operating company and any debt from us directly to the operating company structure represents our total exposure for the investment. As of March 31, 2021, as shown in our Consolidated Schedule of Investments, the cost basis and fair value of our investments in controlled companies was $2,425,409 and $2,721,942, respectively. This structure gives rise to several of the risks described in our public documents and highlighted elsewhere in this Quarterly Report. We consolidate all wholly owned and substantially wholly owned holding companies formed by us for the purpose of holding our controlled investments in operating companies. There is no significant effect of consolidating these holding companies as they hold minimal assets other than their investments in the controlled operating companies. Investment company accounting prohibits the consolidation of any operating companies.
On March 15, 2021, we filed a notice of meeting and the definitive proxy statement in connection with a special meeting of our stockholders that is scheduled to be held on June 11, 2021 for the purpose of asking our stockholders to vote on a proposal to authorize us, with approval of our Board of Directors, to sell shares of our common stock at a price or prices below our then current net asset value per share in one or more offerings during the next 12 months following such approval, subject to certain conditions.
Third Quarter Highlights
Investment Transactions
We seek to be a long-term investor with our portfolio companies. During the three months ended March 31, 2021, we acquired $176,762 of new investments, completed follow-on investments in existing portfolio companies totaling approximately $58,731, funded $2,000 of revolver advances, and recorded PIK interest of $20,926, resulting in gross investment originations of $258,419. During the three months ended March 31, 2021, we received full repayments totaling $128,699, received $7 of revolver paydowns, and received several partial prepayments, scheduled principal amortization payments, and return of capital distributions, resulting in net repayments of $182,458.

Debt Issuances and Redemptions
During the three months ended March 31, 2021, we repaid $1,333 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. In order to replace short maturity debt with longer-term debt, we redeemed $112,489 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 5.45%. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the three months ended March 31, 2021 was $1,031.
During the three months ended March 31, 2021, we issued $28,095 aggregate principal amount of Prospect Capital InterNotes® with a weighted average stated interest rate of 3.48%, to extend our borrowing base. The newly issued notes mature between January 15, 2024 and April 15, 2031 and generated net proceeds of $27,627.
On December 16, 2020, we commenced a tender offer to purchase for cash any and all of the $162,922 aggregate principal outstanding amount of the 2022 Notes at the purchase price of $103.50, plus accrued and unpaid interest (“2022 Notes December 2020 Tender Offer”). On January 15, 2021, $26,694 aggregate principal amount of the 2022 Notes, representing 16.38% of the previously outstanding 2022 Notes, were validly tendered and accepted. On February 1, 2021, we commenced a tender offer to purchase for cash up to $30,000 aggregate principal outstanding amount of the 2022 Notes at the purchase price of $103.00, plus accrued and unpaid interest (“2022 Notes February 2021 Tender Offer”). On March 2, 2021, $25,123 aggregate principal amount of the 2022 Notes, representing 18.44% of the previously outstanding 2022 Notes, were validly tendered and accepted. The 2022 Notes December 2020 Tender Offer and the 2022 Notes February 2021 Tender Offer resulted in our recognizing a loss of $2,225 during the three months ended March 31, 2021.

On December 28, 2020, we commenced a tender offer to purchase for cash up to $20,000 aggregate principal amount of the 2025 Notes at the purchase price of $111.00, plus accrued and unpaid interest (“2025 Notes December 2020 Tender Offer”). On January 27, 2021, $20,000 aggregate principal amount of the 2025 Notes, representing 9.94% of the previously outstanding 2025 Notes, were validly tendered and accepted. The 2025 Notes December 2020 Tender Offer resulted in our recognizing a loss of $2,676 during the three months ended March 31, 2021. On February 16, 2021, we repurchased an additional $25,082 aggregate principal amount of the 2025 Notes at a price of $107.50, including commissions. As a result of this transaction, we recorded a loss of $2,466, in the amount of the difference between the reacquisition price and the net carrying amount of the 2025 Notes, net of the proportionate amount of unamortized debt issuance costs.

On January 22, 2021, we issued $325,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Original 2026 Notes”). The Original 2026 Notes bear interest at a rate of 3.706% per year, payable semi-annually on July 22, and January 22 of each year, beginning on July 22, 2021. Total proceeds from the issuance of the 2026 Notes, net of underwriting discounts and offering costs, were $317,720. On February 19, 2021, we issued an additional $75,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Additional 2026 Notes”, and together with the Original 2026 Notes, the “2026 Notes”). The Additional 2026 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2026 Notes and bear interest at a rate of 3.706% per year, payable semi-annually on July 22 and January 22 of each year, beginning July 22, 2021. Total proceeds from the issuance of the Additional 2026 Notes, net of underwriting discounts and offering costs, were $74,061.

On February 16, 2021, we redeemed $233,788 of the aggregate principal amount of the 2024 Notes. The transaction resulted in our recognizing a loss of $3,391 during the three months ended March 31, 2021. Following the redemption, none of the 2024 Notes remained outstanding.

On March 2, 2021, we commenced a tender offer to purchase for cash any and all of the $90,000 aggregate principal amount of the 6.375% 2024 Notes at the purchase price of $109.00, plus accrued and unpaid interest (“6.375% 2024 Notes March 2, 2021 Tender Offer”). On March 8, 2021, $7,738 aggregate principal amount of the 6.375% 2024 Notes, representing 8.60% of the previously outstanding 6.375% 2024 Notes, were validly tendered and accepted.

On March 9, 2021, we commenced a tender offer to purchase for cash any and all of the $290,000 aggregate principal amount of the 2023 Notes at the purchase price of $104.25, plus accrued and unpaid interest (“2023 Notes March 9, 2021 Tender Offer”). On March 15, 2021, $4,219 aggregate principal amount of the 2023 Notes were tendered, representing 1.45% of the previously outstanding 2023 Notes. On March 23, 2021, we commenced a tender offer to purchase for cash any and all of the $285,781 aggregate principal amount of the 2023 Notes at the purchase price of $104.20 (“2023 Notes March 23, 2021 Tender Offer”). On March 29, 2021, $726 aggregate principal amount of the 2023 Notes were tendered, representing 0.25% of the previously outstanding 2023 Notes. The 2023 Notes March 9, 2021 Tender Offer and the 2023 Notes March 23, 2021 Tender Offer resulted in our recognizing a loss of $234 during the three months ended March 31, 2021.

On March 16, 2021, we commenced a tender offer to purchase for cash up to $30,000 aggregate principal outstanding amount of the 2022 Notes at the purchase price of $102.00, plus accrued and unpaid interest (“2022 Notes March 2021 Tender Offer”). The 2022 Notes March 2021 Tender Offer expired at 12:00 midnight, New York City time, on April 14, 2021 (one minute after 11:59 p.m., New York City time, on April 13, 2021).

On March 16, 2021, we commenced a tender offer to purchase for cash any and all of the $82,262 aggregate principal amount of the 6.375% 2024 Notes at the purchase price of $108.75, plus accrued and unpaid interest (“6.375% 2024 Notes March 16, 2021 Tender Offer”). On March 22, 2021, $647 aggregate principal amount of the 6.375% 2024 Notes, representing 0.79% of the previously outstanding 6.375% 2024 Notes, were validly tendered and accepted. The 6.375% 2024 Notes March 2, 2021 Tender Offer and the 6.375% 2024 Notes March 16, 2021 Tender Offer resulted in our recognizing a loss of $806 during the three months ended March 31, 2021.

Equity Issuances
On January 21, 2021, February 18, 2021, and March 18, 2021, we issued 1,563,270, 1,324,683, and 404,974 shares of our common stock in connection with the common stock dividend reinvestment plan, respectively.
During the three months ended March 31, 2021, we issued 2,105,677 shares of our 5.50% Series A1 Preferred Stock for net proceeds of $48,888 and 21,760 shares of our 5.50% Series M1 Preferred Stock for net proceeds of $544, each excluding offering costs and preferred stock dividend reinvestments.
During the three months ended March 31, 2021, we issued 364 shares of our 5.50% Series A1 Preferred Stock, in connection with the preferred stock dividend reinvestment plan.

During the three months ended March 31, 2021, 3,212 shares of our 5.50% Series A1 Preferred Stock were converted in to 9,982 shares of our common stock, in connection with Holder Optional Conversions.

Investment Holdings
At March 31, 2021, we have $5,883,328, or 158.9%, of our net assets invested in 123 long-term portfolio investments and CLOs.
Our annualized current yield was 11.8% and 11.4% as of March 31, 2021 and June 30, 2020, respectively, across all performing interest bearing investments, excluding equity investments and non-accrual loans. Our annualized current yield was 9.4% and 9.7% as of March 31, 2021 and June 30, 2020, respectively, across all investments. Monetization of equity positions that we hold and loans on non-accrual status are not included in this yield calculation. In many of our portfolio companies we hold equity positions, ranging from minority interests to majority stakes, which we expect over time to contribute to our investment returns. Some of these equity positions include features such as contractual minimum internal rates of returns, preferred distributions, flip structures and other features expected to generate additional investment returns, as well as contractual protections and preferences over junior equity, in addition to the yield and security offered by our cash flow and collateral debt protections.

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
As of March 31, 2021, we own controlling interests in the following portfolio companies: CP Energy Services Inc. (“CP Energy”); Credit Central Loan Company, LLC (“Credit Central”); Echelon Transportation, LLC (“Echelon”); First Tower Finance Company LLC (“First Tower Finance”); Freedom Marine Solutions, LLC (“Freedom Marine”); InterDent, Inc. (“InterDent”); Kickapoo Ranch Pet Resort (“Kickapoo”); MITY, Inc. (“MITY”); NPRC; Nationwide Loan Company LLC (“Nationwide”); NMMB, Inc. (“NMMB”); Pacific World Corporation (“Pacific World”); R-V Industries, Inc. (“R-V”); Universal Turbine Parts, LLC (“UTP”); USES Corp. (“USES”); and Valley Electric Company, Inc. (“Valley Electric”). In June 2019, CP Energy purchased a controlling interest of the common equity of Spartan Energy Holdings, Inc. (“Spartan Holdings”), which owns 100% of Spartan Energy Services, LLC (“Spartan”), a portfolio company of Prospect with $13,156 in senior secured term loans (the “Spartan Term Loan A”) due to us as of March 31, 2021. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, we report our investments in Spartan as control investment. Spartan remains the direct borrow and guarantor to Prospect for the Spartan Term Loan A.
As of March 31, 2021, we also own affiliated interests in Nixon, Inc. (“Nixon”), PGX Holdings, Inc. (“PGX”), and Targus Cayman HoldCo Limited (“Targus”).
The following shows the composition of our investment portfolio by level of control as of March 31, 2021 and June 30, 2020:

	March 31, 2021				June 30, 2020
Level of Control	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Control Investments	$2,425,409	41.0%	$2,721,942	46.3%	$2,286,725	39.5%	$2,259,292	43.2%
Affiliate Investments	168,350	2.8%	299,985	5.1%	163,484	2.8%	187,537	3.6%
Non-Control/Non-Affiliate Investments	3,321,382	56.2%	2,861,401	48.6%	3,332,509	57.7%	2,785,499	53.2%
Total Investments	$5,915,141	100.0%	$5,883,328	100.0%	$5,782,718	100.0%	$5,232,328	100.0%
The following shows the composition of our investment portfolio by type of investment as of March 31, 2021 and June 30, 2020:

	March 31, 2021				June 30, 2020
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Revolving Line of Credit	$27,208	0.5%	$27,183	0.5%	$38,469	0.7%	$36,944	0.7%
Senior Secured Debt	3,052,416	51.6%	3,018,622	51.3%	2,586,769	44.8%	2,422,523	46.3%
Subordinated Secured Debt	988,390	16.7%	895,956	15.2%	1,424,633	24.6%	1,269,398	24.3%
Subordinated Unsecured Debt	7,200	0.1%	5,295	0.1%	43,935	0.8%	51,079	1.0%
Subordinated Structured Notes	1,093,926	18.5%	750,599	12.8%	1,089,079	18.8%	708,961	13.5%
Preferred Stock	308,713	5.2%	19,505	0.3%	250,020	4.3%	14,430	0.3%
Common Stock	207,662	3.5%	765,209	13.0%	140,986	2.4%	394,832	7.5%
Membership Interest	229,626	3.9%	369,142	6.3%	208,827	3.6%	310,252	5.9%
Participating Interest(1)	—	—%	31,689	0.5%	—	—%	23,909	0.5%
Escrow Receivable	—	—%	128	—%	—	—%	—	—%
Total Investments	$5,915,141	100.0%	$5,883,328	100.0%	$5,782,718	100.0%	$5,232,328	100.0%
(1)Participating Interest includes our participating equity investments, such as net profits interests, net operating income interests, net revenue interests, and overriding royalty interests.

The following shows our investments in interest bearing securities by type of investment as of March 31, 2021 and June 30, 2020:

	March 31, 2021				June 30, 2020
Type of Investment	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
First Lien	$3,079,624	59.6%	$3,045,805	64.8%	$2,615,252	50.5%	$2,450,928	54.7%
1.5 Lien	17,522	0.3%	17,522	0.4%	1,981	—%	1,981	—%
Second Lien(1)	966,898	18.7%	874,464	18.6%	1,428,648	27.6%	1,271,966	28.3%
Third Lien	3,970	0.1%	3,970	0.1%	3,990	0.1%	3,990	0.1%
Unsecured	7,200	0.1%	5,295	0.1%	43,935	0.8%	51,079	1.1%
Subordinated Structured Notes	1,093,926	21.2%	750,599	16.0%	1,089,079	21.0%	708,961	15.8%
Total Interest Bearing Investments	$5,169,140	100.0%	$4,697,655	100.0%	$5,182,885	100.0%	$4,488,905	100.0%
(1)As of June 30, 2020, includes the Second Lien Revolving Credit Facility to Edmentum, Inc., which is otherwise classified as Revolving Line of Credit.

The following shows the composition of our investment portfolio by industry as of March 31, 2021 and June 30, 2020:

	March 31, 2021				June 30, 2020
Industry	Cost	% of Portfolio	Fair Value	% of Portfolio	Cost	% of Portfolio	Fair Value	% of Portfolio
Aerospace & Defense	$98,144	1.7%	$83,106	1.4%	$88,208	1.5%	$85,627	1.6%
Air Freight & Logistics	12,500	0.2%	11,945	0.2%	12,500	0.2%	10,755	0.2%
Auto Components	75,234	1.3%	76,525	1.3%	26,776	0.5%	24,867	0.5%
Chemicals	30,860	0.5%	30,987	0.5%	31,837	0.6%	31,891	0.6%
Commercial Services & Supplies	272,261	4.7%	211,079	3.6%	368,577	6.4%	294,277	5.6%
Communications Equipment	59,691	1.0%	57,825	1.0%	59,638	1.0%	50,837	1.0%
Construction & Engineering	69,935	1.2%	145,707	2.5%	68,874	1.2%	129,296	2.5%
Consumer Finance	529,073	8.9%	743,277	12.6%	506,771	8.8%	645,726	12.3%
Distributors	274,851	4.6%	178,438	3.0%	278,331	4.8%	175,931	3.4%
Diversified Consumer Services	167,923	2.8%	276,680	4.7%	163,057	2.8%	169,615	3.2%
Diversified Financial Services	30,165	0.5%	30,165	0.5%	30,165	0.5%	30,165	0.6%
Diversified Telecommunication Services	66,823	1.1%	67,869	1.2%	57,098	1.0%	55,311	1.1%
Energy Equipment & Services	272,909	4.7%	75,289	1.3%	266,618	4.6%	82,236	1.6%
Entertainment	45,321	0.8%	45,683	0.8%	50,601	0.9%	49,017	0.9%
Equity Real Estate Investment Trusts (REITs)	608,122	10.3%	982,585	16.7%	486,268	8.4%	753,583	14.4%
Food Products	31,879	0.5%	32,133	0.5%	24,853	0.4%	25,000	0.5%
Health Care Equipment & Supplies	7,477	0.1%	6,542	0.1%	7,474	0.1%	5,606	0.1%
Health Care Providers & Services	596,162	10.1%	682,010	11.6%	533,188	9.2%	495,402	9.5%
Hotels, Restaurants & Leisure	24,225	0.4%	23,044	0.4%	23,501	0.4%	21,008	0.4%
Household Durables	15,906	0.3%	20,199	0.3%	24,437	0.4%	24,362	0.5%
Household Products	24,250	0.4%	24,250	0.4%	15,915	0.3%	16,066	0.3%
Insurance	21,371	0.4%	21,723	0.4%	12,796	0.2%	12,744	0.2%
Interactive Media & Services	185,277	3.1%	185,277	3.1%	200,728	3.5%	200,728	3.8%
Internet & Direct Marketing Retail	54,811	0.9%	56,317	1.0%	15,706	0.3%	16,440	0.3%
IT Services	189,257	3.2%	189,291	3.3%	203,285	3.5%	204,061	3.9%
Leisure Products	22,455	0.4%	22,501	0.4%	24,519	0.4%	24,319	0.5%
Machinery	93,023	1.6%	105,319	1.8%	84,234	1.5%	87,220	1.7%
Media	106,244	1.8%	102,032	1.7%	117,524	2.0%	100,592	1.9%
Online Lending	11,600	0.2%	11,600	0.2%	45,950	0.8%	45,950	0.9%
Paper & Forest Products	15,846	0.3%	15,988	0.3%	15,788	0.3%	15,788	0.3%
Personal Products	248,573	4.2%	71,411	1.2%	246,702	4.3%	59,907	1.1%
Professional Services	132,345	2.2%	135,008	2.3%	104,164	1.8%	106,542	2.0%
Real Estate Management & Development	—	—%	—	—%	31,747	0.5%	31,747	0.6%
Software	25,578	0.4%	25,915	0.4%	75,208	1.3%	73,745	1.4%
Technology Hardware, Storage & Peripherals	12,427	0.2%	12,500	0.2%	12,415	0.2%	12,318	0.2%
Textiles, Apparel & Luxury Goods	203,203	3.4%	224,705	3.8%	205,874	3.6%	221,227	4.2%
Trading Companies & Distributors	64,940	1.1%	26,704	0.5%	65,450	1.1%	26,599	0.5%
Transportation Infrastructure	30,354	0.5%	30,900	0.5%	27,662	0.5%	27,662	0.5%
Subtotal	$4,731,015	80.0%	$5,042,529	85.7%	$4,614,439	79.8%	$4,444,167	84.8%
Structured Finance(1)	$1,184,126	20.0%	$840,799	14.3%	$1,168,279	20.2%	$788,161	15.2%
Total Investments	$5,915,141	100.0%	$5,883,328	100.0%	$5,782,718	100.0%	$5,232,328	100.0%
(1) Our SSN investments do not have industry concentrations and as such have been separated in the tables above. As of March 31, 2021 and June 30, 2020, Structured Finance includes $90,200 and $79,200, respectively, of senior secured debt investments held through our investment in NPRC and it’s wholly-owned subsidiary.

Portfolio Investment Activity
Our origination efforts are focused primarily on secured lending to non-control investments to reduce the risk in the portfolio by investing primarily in first lien loans, though we also continue to close select junior debt and equity investments. For information regarding investment activity for the nine months ended March 31, 2021 and March 31, 2020 are presented below:

	Nine months ended March 31,
	2021	2020
Investments made in new portfolio companies	$459,277	$565,521
Follow-on investments made in existing portfolio companies (1)	259,111	211,551
Revolver advances	4,000	11,340
PIK interest	58,750	35,134
Total acquisitions	$781,138	$823,546

Acquisitions by portfolio composition
1st Lien Term Loan	$575,545	$635,787
Subordinated Secured Debt	176,780	137,597
Rated Secured Structured Notes	—	7,446
Subordinated Unsecured Debt	2,620	1,925
Equity	26,193	40,791
Total acquisitions by portfolio composition	$781,138	$823,546

Investments sold	—	$40,994
Partial repayments (2)	148,951	352,014
Full repayments	513,636	544,259
Revolver paydowns	3,291	6,193
Total dispositions	$665,878	$943,460

Dispositions by portfolio composition
1st Lien Term Loan	$364,083	$702,896
Subordinated Secured Debt	249,421	183,969
Rated Secured Structured Notes	—	50,237
Subordinated Structured Notes	—	2,420
Subordinated Unsecured Debt	53,738	428
Equity	(1,364)	3,510
Total dispositions by portfolio composition	$665,878	$943,460

Weighted average interest rates for new investments by portfolio composition (3)
1st Lien Term Loan	9.32%	8.92%
Subordinated Secured Debt	9.41%	9.90%
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
The Board of Directors looked at several factors in determining where within the range to value the asset including: recent operating and financial trends for the asset, independent ratings obtained from third parties, comparable multiples for recent sales of companies within the industry and discounted cash flow models for our investments in CLOs. The composite of all these various valuation techniques, applied to each investment, was a total valuation of $5,883,328.
Our portfolio companies are generally lower middle market companies, outside of the financial sector, with less than $100,000 of annual EBITDA. We believe our investment portfolio has experienced less volatility than others because we believe there are more buy and hold investors who own these less liquid investments.
Impact of the novel coronavirus (the “Wuhan Virus”) pandemic
As of March 31, 2021, there remains to be global uncertainty surrounding the Wuhan Virus pandemic, which has caused severe disruptions in the global economy and has negatively impacted the fair value and performance of certain investments since the pandemic began. For the three months ended March 31, 2021, the resulting changes in net unrealized depreciation on investments were largely due to widening credit spreads as market participants expected a higher yield on similar investments given the significant market volatility generated by the Wuhan Virus pandemic. To a lesser extent, the changes in net unrealized depreciation on investments for certain of our portfolio companies also reflected other factors such as specific industry concerns, uncertainty about the duration of business shutdowns and near-term liquidity needs. For additional information concerning the Wuhan Virus pandemic and its potential impact on our business and our operating results, see Part II, Item 1A. Risk Factors, “Risk Factors - The Wuhan Virus pandemic has caused severe disruptions in the global economy, which has had, and may continue to have, a negative impact on our portfolio companies and our business and operations.”

Control Company Investments
Control investments offer increased risk and reward over straight debt investments. Operating results and changes in market multiples can result in dramatic changes in values from quarter to quarter. Significant downturns in operations can further result in our looking to recoveries on sales of assets rather than the enterprise value of the investment. Equity positions in our portfolio are susceptible to potentially significant changes in value, both increases as well as decreases, due to changes in operating results and market multiples. Our controlled companies discussed below experienced such changes and we recorded corresponding fluctuations in valuations during the nine months ended March 31, 2021.
CP Energy Services Inc.
Prospect owns 100% of the equity of CP Holdings, a Consolidated Holding Company. CP Holdings owns 99.8% of the equity of CP Energy, and the remaining equity is owned by CP Energy management. CP Energy provides oilfield flowback services and fluid hauling and disposal services through its subsidiaries.
On April 6, 2018, Arctic Oilfield Equipment USA, Inc. (“Arctic Equipment”), a previously controlled portfolio company, merged with and into CP Energy, with CP Energy continuing as the surviving corporation. In June 2019, CP Energy purchased a controlling interest in the common equity of Spartan Holdings, which owns 100% of Spartan, a portfolio company of Prospect with $13,156 in senior secured term loans due to us as of March 31, 2021. As a result of CP Energy’s purchase, and given Prospect’s controlling interest in CP Energy, our Spartan Term Loan A is presented as control investments under CP Energy beginning June 30, 2019. Spartan remains the direct borrower and guarantor to Prospect for the Spartan Term Loans. On December 30, 2019, Wolf Energy LLC, Wolf Energy Services LLC, and AEH LLC (collectively referred to as “Wolf Energy”), a previously controlled portfolio company, merged with and into CP Energy, with CP Energy continuing as the surviving corporation. See Note 14 in our Consolidated Financial Statements for further discussion.
The fair value of our investment in CP Energy decreased to $63,231 as of March 31, 2021, which is a discount of $165,786 from its amortized cost, compared to a fair value of $69,885 as of June 30, 2020, representing a discount of $152,841 to its amortized cost. The increase in discount to amortized cost resulted from a decline in financial performance and corresponding valuation multiples as a result of headwinds in the oil and gas industry, primarily associated with the demand imbalance stemming from the novel coronavirus.
Credit Central Loan Company, LLC
Prospect owns 100% of the equity of Credit Central Delaware, a consolidated holding company. Credit Central Delaware owns 98.63% of Credit Central, with entities owned by Credit Central management owning the remaining 1.37% of the equity. Credit Central is a branch-based provider of installment loans.

The fair value of our investment in Credit Central decreased to $71,144 as of March 31, 2021, which is a discount of $13,660 from its amortized cost, compared to a fair value of $75,685 as of June 30, 2020, representing a discount of $3,517 to its amortized cost basis. The increase in discount to amortized cost resulted from a decline in financial performance and corresponding valuation multiples, as well as an increase in Credit Central’s cost basis.

Echelon Transportation, LLC

Prospect owns 100% of the equity of Echelon, a consolidated holding company. Echelon owns 60.7% of the equity of AerLift. Echelon is an aircraft leasing company.

The fair value of our investment in Echelon decreased to $83,106 as of March 31, 2021, which is a discount of $15,038 from its amortized cost, compared to a fair value of $85,628 as of June 30, 2020, representing a discount of $2,581 to its amortized cost basis. The increase in discount to amortized cost resulted from lower aircraft residual values, as well as an increase in Echelon’s cost basis.

First Tower Finance Company LLC
Prospect owns 100% of the equity of First Tower Delaware, a consolidated holding company. First Tower Delaware owns 80.1% of First Tower Finance. First Tower Finance owns 100% of First Tower, LLC (“First Tower”), a multiline specialty finance company.
The fair value of our investment in First Tower increased to $579,087 as of March 31, 2021, representing a premium of $225,308 to its amortized cost basis compared to a fair value of $508,465 as of June 30, 2020, a premium of $150,250 to its amortized cost. The increase in premium to amortized cost was driven by strong financial performance.

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
The fair value of our investment in InterDent increased to $363,399 as of March 31, 2021, a premium of $84,952 to its amortized cost basis compared to a fair value of $230,757 as of June 30, 2020, a discount of $36,296 to its amortized cost. The increase in premium to amortized cost was driven by strong financial performance.
National Property REIT Corp.
NPRC is a Maryland corporation and a qualified REIT for federal income tax purposes. NPRC is held for purposes of investing, operating, financing, leasing, managing and selling a portfolio of real estate assets and engages in any and all other activities that may be necessary, incidental, or convenient to perform the foregoing. NPRC acquires real estate assets, including, but not limited to, industrial, commercial, and multi-family properties, self-storage, and student housing properties. NPRC may acquire real estate assets directly or through joint ventures by making a majority equity investment in a property-owning entity. Additionally, through its wholly owned subsidiaries, NPRC invests in online consumer loans and RSSNs. As of March 31, 2021, we own 100% of the fully-diluted common equity of NPRC.
During the nine months ended March 31, 2021, we received partial repayments of $69,350 of our loans previously outstanding with NPRC, and provided $167,854 of debt financing to NPRC for the acquisition of real estate properties, to fund capital expenditures for existing real estate properties, to provide working capital, and to fund purchases of rated secured structured notes.
The online consumer loan investments held by certain of NPRC’s wholly owned subsidiaries are unsecured obligations of individual borrowers that are issued in amounts ranging from $1 to $50, with fixed terms ranging from 36 to 84 months. As of March 31, 2021, the outstanding investment in online consumer loans by certain of NPRC’s wholly-owned subsidiaries was comprised of 2,414 individual loans and residual interest in four securitizations, and had an aggregate fair value of $13,956. The average outstanding individual loan balance is approximately $4 and the loans mature on dates ranging from April 1, 2021 to April 19, 2025 with a weighted-average outstanding term of 19 months as of March 31, 2021. Fixed interest rates range from 6.0% to 36.0% with a weighted-average current interest rate of 20.9%. As of March 31, 2021, our investment in NPRC and its wholly-owned subsidiaries relating to online consumer lending had a fair value of $11,600.
As of March 31, 2021, based on outstanding principal balance, 17.4% of the portfolio was invested in super prime loans (borrowers with a Fair Isaac Corporation (“FICO”) score, of 720 or greater), 40.2% of the portfolio in prime loans (borrowers with a FICO score of 660 to 719) and 42.4% of the portfolio in near prime loans (borrowers with a FICO score of 580 to 659, a portion of which are considered sub-prime).

Loan Type	Outstanding Principal Balance	Fair Value	Interest Rate Range	Weighted Average Interest Rate*
Super Prime	$1,687	$1,654	7.0% - 20.5%	12.4%
Prime	3,889	3,706	6.0% - 32.0%	18.1%
Near Prime	4,105	4,022	6.0% - 36.0%	27.0%
*Weighted by outstanding principal balance of the online consumer loans.

The rated secured structured note investments held by certain of NPRC’s wholly owned subsidiaries are subordinated debt interests in broadly syndicated loans managed by established collateral management teams with many years of experience in the industry. As of March 31, 2021, the outstanding investment in rated secured structured notes by certain of NPRC’s wholly owned subsidiaries was comprised of 37 investments with a fair value of $206,524 and face value of $220,942. The average outstanding note is approximately $5,971 with an expected maturity date ranging from April 2026 to April 2029 and weighted-average expected maturity of 7 years as of March 31, 2021. Coupons range from three-month LIBOR (“3ML”) plus 5.45% to 9.45% with a weighted-average coupon of 3ML + 7.15%. As of March 31, 2021, our investment in NPRC and its wholly-owned subsidiaries relating to rated secured structured notes had a fair value of $90,200.
As of March 31, 2021, based on outstanding notional balance, 24% of the portfolio was invested in Single - B rated tranches and 76% of the portfolio in BB rated tranches.

As of March 31, 2021, our investment in NPRC and its wholly owned subsidiaries had an amortized cost of $709,922 and a fair value of $1,084,385, including our investment in online consumer lending and rated secured structured notes as discussed above. The fair value of $982,585 related to NPRC’s real estate portfolio was comprised of forty-seven multi-families properties, eight student housing properties and three commercial properties. The following table shows the location, acquisition date, purchase price, and mortgage outstanding due to other parties for each of the properties held by NPRC as of March 31, 2021.

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
1	Filet of Chicken	Forest Park, GA	10/24/2012	$7,400	$—
2	Arlington Park Marietta, LLC	Marietta, GA	5/8/2013	14,850	13,494
3	Cordova Regency, LLC	Pensacola, FL	11/15/2013	13,750	10,971
4	Crestview at Oakleigh, LLC	Pensacola, FL	11/15/2013	17,500	13,353
5	Inverness Lakes, LLC	Mobile, AL	11/15/2013	29,600	23,823
6	Kings Mill Pensacola, LLC	Pensacola, FL	11/15/2013	20,750	16,927
7	Plantations at Pine Lake, LLC	Tallahassee, FL	11/15/2013	18,000	13,591
8	Verandas at Rocky Ridge, LLC	Birmingham, AL	11/15/2013	15,600	18,410
9	Crestview at Cordova, LLC	Pensacola, FL	1/17/2014	8,500	12,952
10	Taco Bell, OK	Yukon, OK	6/4/2014	1,719	—
11	Taco Bell, MO	Marshall, MO	6/4/2014	1,405	—
12	Canterbury Green Apartments Holdings LLC	Fort Wayne, IN	9/29/2014	85,500	84,398
13	Abbie Lakes OH Partners, LLC	Canal Winchester, OH	9/30/2014	12,600	15,400
14	Kengary Way OH Partners, LLC	Reynoldsburg, OH	9/30/2014	11,500	15,567
15	Lakeview Trail OH Partners, LLC	Canal Winchester, OH	9/30/2014	26,500	29,699
16	Lakepoint OH Partners, LLC	Pickerington, OH	9/30/2014	11,000	16,898
17	Sunbury OH Partners, LLC	Columbus, OH	9/30/2014	13,000	17,133
18	Heatherbridge OH Partners, LLC	Blacklick, OH	9/30/2014	18,416	24,511
19	Jefferson Chase OH Partners, LLC	Blacklick, OH	9/30/2014	13,551	19,058
20	Goldenstrand OH Partners, LLC	Hilliard, OH	10/29/2014	7,810	11,624
21	SSIL I, LLC	Aurora, IL	11/5/2015	34,500	25,927
22	Vesper Tuscaloosa, LLC	Tuscaloosa, AL	9/28/2016	54,500	43,057
23	Vesper Iowa City, LLC	Iowa City, IA	9/28/2016	32,750	24,825
24	Vesper Corpus Christi, LLC	Corpus Christi, TX	9/28/2016	14,250	10,800
25	Vesper Campus Quarters, LLC	Corpus Christi, TX	9/28/2016	18,350	14,175
26	Vesper College Station, LLC	College Station, TX	9/28/2016	41,500	32,058
27	Vesper Kennesaw, LLC	Kennesaw, GA	9/28/2016	57,900	51,111
28	Vesper Statesboro, LLC	Statesboro, GA	9/28/2016	7,500	7,480
29	Vesper Manhattan KS, LLC	Manhattan, KS	9/28/2016	23,250	14,679
30	9220 Old Lantern Way, LLC	Laurel, MD	1/30/2017	187,250	153,580
31	7915 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	95,700	76,560
32	8025 Baymeadows Circle Owner, LLC	Jacksonville, FL	10/31/2017	15,300	12,240
33	23275 Riverside Drive Owner, LLC	Southfield, MI	11/8/2017	52,000	54,764
34	23741 Pond Road Owner, LLC	Southfield, MI	11/8/2017	16,500	19,011
35	150 Steeplechase Way Owner, LLC	Largo, MD	1/10/2018	44,500	36,668
36	Laurel Pointe Holdings, LLC	Forest Park, GA	5/9/2018	33,005	26,400
37	Bradford Ridge Holdings, LLC	Forest Park, GA	5/9/2018	12,500	10,000
38	Olentangy Commons Owner LLC	Columbus, OH	6/1/2018	113,000	92,876
39	Villages of Wildwood Holdings LLC	Fairfield, OH	7/20/2018	46,500	39,525
40	Falling Creek Holdings LLC	Richmond, VA	8/8/2018	25,000	19,335
41	Crown Pointe Passthrough LLC	Danbury, CT	8/30/2018	108,500	89,400
42	Ashwood Ridge Holdings LLC	Jonesboro, GA	9/21/2018	9,600	7,300
43	Lorring Owner LLC	Forestville, MD	10/30/2018	58,521	47,680
44	Hamptons Apartments Owner, LLC	Beachwood, OH	1/9/2019	96,500	79,520
45	5224 Long Road Holdings, LLC	Orlando, FL	6/28/2019	26,500	21,200
46	Druid Hills Holdings LLC	Atlanta, GA	7/30/2019	96,000	79,104
47	Bel Canto NPRC Parcstone LLC	Fayetteville, NC	10/15/2019	45,000	30,127

No.	Property Name	City	Acquisition Date	Purchase Price	Mortgage Outstanding
48	Bel Canto NPRC Stone Ridge LLC	Fayetteville, NC	10/15/2019	21,900	14,662
49	Sterling Place Holdings LLC	Columbus, OH	10/28/2019	41,500	34,196
50	SPCP Hampton LLC	Dallas, TX	11/2/2020	36,000	27,590
51	Palmetto Creek Holdings LLC	North Charleston, SC	11/10/2020	33,182	25,865
52	Valora at Homewood Holdings LLC	Homewood, AL	11/19/2020	81,250	63,844
53	NPRC Fairburn LLC	Fairburn, GA	12/14/2020	52,140	39,105
54	NPRC Grayson LLC	Grayson, GA	12/14/2020	47,860	35,895
55	NPRC Taylors LLC	Taylors, SC	1/27/2021	18,762	14,075
56	Parkside at Laurel West Owner LLC	Spartanburg, SC	2/26/2021	57,005	42,025
57	Willows at North End Owner LLC	Spartanburg, SC	2/26/2021	23,255	19,000
58	SPCP Edge CL Owner LLC	Webster, TX	3/12/2021	34,000	25,496
				$2,162,181	$1,818,964
The fair value of our investment in NPRC increased to $1,084,385 as of March 31, 2021, a premium of $374,463 from its amortized cost basis compared to a fair value of $878,733 as of June 30, 2020, representing a premium of $267,315. The increase in premium is primarily driven by compression of capitalization rates and, to a lesser extent, growth in net operating income in our real estate portfolio.

USES Corp.

Prospect owns 99.96% of the equity of USES Corp. as of March 31, 2021 and June 30, 2020.
The fair value of our investment in USES increased to $37,401 as of March 31, 2021, a discount of $30,818 from its amortized cost basis, compared to a fair value of $17,325 as of June 30, 2020, representing a discount of $48,894 to it amortized cost. The decrease in discount to amortized cost resulted from improved financial performance.
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

The fair value of our investment in Valley Electric increased to $145,707 as of March 31, 2021, a premium of $75,772 to its amortized cost, compared to a fair value of $129,296 as of June 30, 2020, representing a $60,422 premium to its amortized cost. The increase in premium to amortized cost was driven by strong financial performance and improving market conditions.

Our controlled investments, including those discussed above, are valued at $296,533 above their amortized cost as of March 31, 2021.
Affiliate and Non-Control Company Investments

We hold three affiliate investments at March 31, 2021 with a total fair value of $299,985, a premium of $131,635 from their combined amortized cost, compared to a fair value of $187,537 as of June 30, 2020, representing a $24,053 premium to its amortized cost. The increase in premium is primarily driven by our investment in PGX Holdings, Inc. (“Progrexion”), which is valued at a premium of $108,007 at March 31, 2021 compared to a premium of $180 as of June 30, 2020. The increase in Progrexion’s premium to amortized cost was driven by strong financial performance.
With the non-control/non-affiliate investments, generally, there is less volatility related to our total investments because our equity positions tend to be smaller than with our control/affiliate investments, and debt investments are generally not as susceptible to large swings in value as equity investments. For debt investments, the fair value is generally limited on the high side to each loan’s par value, plus any prepayment premium that could be imposed. However, as of March 31, 2021, two of our non-control/ non-affiliate investments, Engine Group, Inc. (“Engine”) and USC are valued at discounts to amortized cost of $28,254 and $96,320, respectively. As of March 31, 2021, our CLO investment portfolio is valued at a $343,327 discount to amortized cost. Excluding Engine, USC, and the CLO investment portfolio, the fair value of our non-control/non-affiliate investments at March 31, 2021 increased and are valued at $7,920 above their amortized cost, compared to a discount of

$35,674 recorded at June 30, 2020. This increase is driven largely by tightening credit spreads as market participants expected a lower yield on similar investments given the level of volatility generated by the Wuhan Virus pandemic declined.
Capitalization
Our investment activities are capital intensive and the availability and cost of capital is a critical component of our business. We capitalize our business with a combination of debt and equity. Our debt as of March 31, 2021 consists of: a Revolving Credit Facility availing us of the ability to borrow debt subject to borrowing base determinations; Convertible Notes which we issued in April 2017 (with a follow-on issuance in May 2018) and March 2019; Public Notes which we issued in March 2013, June 2018 (and from time to time through our 2028 Notes Follow-on Program), October 2018, December 2018 (and from time to time through our 2029 Notes Follow-on Program), and January 2021; and Prospect Capital InterNotes® which we issue from time to time. As of March 31, 2021, our equity capital is comprised of common and preferred equity.
The following table shows our outstanding debt as of March 31, 2021.

	Principal Outstanding	Unamortized Discount & Debt Issuance Costs	Net Carrying Value		Fair Value(1)		Effective Interest Rate
Revolving Credit Facility(2)	$343,537	$7,510	$343,537	(3)	$343,537		1ML+2.20%	(6)

2022 Notes	111,105	1,017	110,088		114,260	(4)	5.69%	(7)
2025 Notes	156,168	3,501	152,667		168,260	(4)	6.63%	(7)
Convertible Notes	267,273		262,755		282,520

6.375% 2024 Notes	81,615	510	81,105		89,470	(4)	6.49%	(7)
2023 Notes	285,055	1,597	283,458		302,298	(4)	6.07%	(7)
2026 Notes	400,000	7,966	392,034		395,880	(4)	3.92%	(7)
2028 Notes	70,761	1,986	68,775		72,488	(4)	6.77%	(7)
2029 Notes	69,170	2,200	66,970		71,217	(4)	7.38%	(7)
Public Notes	906,601		892,342		931,353

Prospect Capital InterNotes®	673,280	12,307	660,973		759,983	(5)	6.00%	(8)
Total	$2,190,691		$2,159,607		$2,317,393
(1)As permitted by ASC 825-10-25, we have not elected to value our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® at fair value. The fair value of these debt obligations are categorized as Level 2 under ASC 820 as of March 31, 2021.
(2)The maximum draw amount of the Revolving Credit facility as of March 31, 2021 is $1,077,500.
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
(7)The effective interest rate is equal to the effect of the stated interest, the accretion of original issue discount and amortization of debt issuance costs. For the 2028 Notes and the 2029 Notes, the rate presented is a combined effective interest rate of their respective original Note issuances and Note Follow-on Programs.
(8)For the Prospect Capital InterNotes®, the rate presented is the weighted average effective interest rate. Interest expense and deferred debt issuance costs, which are amortized on a straight-line method over the stated life of the obligation which approximates level yield, are weighted against the average year-to-date principal balance.

The following table shows the contractual maturities of our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® as of March 31, 2021.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	After 5 Years
Revolving Credit Facility	$343,537	$—	$—	$343,537	$—
Convertible Notes	267,273	—	111,105	156,168	—
Public Notes	906,601	—	366,670	400,000	139,931
Prospect Capital InterNotes®	673,280	—	11,744	238,660	422,876
Total Contractual Obligations	$2,190,691	$—	$489,519	$1,138,365	$562,807
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

On September 9, 2019, we amended the 2018 Facility and closed an expanded revolving credit facility (the “2019 Facility” and collectively with the 2014 Facility and the 2018 Facility, the “Revolving Credit Facility”). The lenders had extended commitments of $1,077,500 as of March 31, 2021. The Revolving Credit Facility includes an accordion feature which allows commitments to be increased up to $1,500,000 in the aggregate. The Revolving Credit Facility matures on September 9, 2024. It includes a revolving period that extends through September 9, 2023, followed by an additional one-year amortization period, with distributions allowed to Prospect after the completion of the revolving period. During such one-year amortization period, all principal payments on the pledged assets will be applied to reduce the balance. At the end of the one-year amortization period, the remaining balance will become due, if required by the lenders.

The Revolving Credit Facility contains restrictions pertaining to the geographic and industry concentrations of funded loans, maximum size of funded loans, interest rate payment frequency of funded loans, maturity dates of funded loans and minimum equity requirements. The Revolving Credit Facility also contains certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, violation of which could result in the early termination of the Revolving Credit Facility. The Revolving Credit Facility also requires the maintenance of a minimum liquidity requirement. As of March 31, 2021, we were in compliance with the applicable covenants.
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
For the nine months ended March 31, 2021 and March 31, 2020, the average stated interest rate (i.e., rate in effect plus the spread) and average outstanding borrowings for the Revolving Credit Facility were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Average stated interest rate	2.32%	3.54%	2.35%	3.84%
Average outstanding balance	$373,734	$262,084	$376,646	$161,373

As of March 31, 2021 and June 30, 2020, we had $424,167 and $545,496, respectively, available to us for borrowing under the Revolving Credit Facility, net of $343,537 and $237,536 outstanding borrowings as of the respective balance sheet dates. As of March 31, 2021, the investments, including cash and cash equivalents, used as collateral for the Revolving Credit Facility had an aggregate fair value of $1,594,834, which represents 26.7% of our total investments, including cash and cash equivalents. These assets are held and owned by PCF, a bankruptcy remote special purpose entity, and, as such, these investments are not available to our general creditors. As additional eligible investments are transferred to PCF and pledged under the Revolving Credit Facility, PCF will generate additional availability up to the current commitment amount of $1,077,500. The release of any assets from PCF requires the approval of the facility agent.
In connection with the origination and amendments of the Revolving Credit Facility, we incurred $10,904 of new fees and $7,787 were carried over for continuing participants from the previous facilities, all of which are being amortized over the term of the facility in accordance with ASC 470-50. As of March 31, 2021, $7,510 remains to be amortized and is reflected as deferred financing costs on the Consolidated Statements of Assets and Liabilities.
During the three months ended March 31, 2021 and March 31, 2020, we recorded $4,509 and $5,867, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense. During the nine months ended March 31, 2021 and March 31, 2020, we recorded $13,772 and $16,841, respectively, of interest costs, unused fees and amortization of financing costs on the Revolving Credit Facility as interest expense.
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
On October 18, 2019, we repurchased $22,941 aggregate principal amount of the 2022 Notes at a price of $102.8 including commissions. As a result of this transaction, we recorded a loss of $1,072 in the amount of the difference between the reacquisition price and the net carrying amount of the 2022 Notes, net of the proportionate amount of unamortized debt issuance costs. On November 7, 2019, we commenced a tender offer to purchase for cash up to $50,000 aggregate principal amount of the 2022 Notes (“2022 Notes November Tender Offer”). On December 7, 2019, $13,432 aggregate principal amount of the 2022 Notes, representing 4.4% of the previously outstanding 2022 Notes, were validly tendered and accepted. The 2022

Notes November Tender Offer resulted in our recognizing a loss of $599, in the amount of the difference between the reacquisition price and the net carrying amount of the 2022 Notes, net of the proportionate amount of unamortized debt issuance costs.
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
On September 3, 2020, we commenced a tender offer to purchase for cash up to $228,820 aggregate principal amount of the 2022 Notes at the purchase price of $101.00, plus accrued and unpaid interest (“2022 Notes September Tender Offer”). On October 1, 2020, $6,035 aggregate principal amount of the 2022 Notes, representing 2.64% of the previously outstanding 2022 Notes, were validly tendered and accepted. On October 19, 2020, we commenced a tender offer to purchase for cash any and all of the $222,785 aggregate principal amount outstanding of the 2022 Notes at the purchase price of $102.625, plus accrued and unpaid interest (“2022 Notes October Tender Offer”). On November 16, 2020, $59,863 aggregate principal amount of the 2022 Notes, representing 26.87% of the previously outstanding 2022 Notes, were validly tendered and accepted. The 2022 Notes September Tender Offer and the 2022 Notes October Tender Offer resulted in our recognizing a loss of $2,433 during the three months ended December 31, 2020.
On December 16, 2020, we commenced a tender offer to purchase for cash any and all of the $162,922 aggregate principal outstanding amount of the 2022 Notes at the purchase price of $103.50, plus accrued and unpaid interest (“2022 Notes December 2020 Tender Offer”). On January 15, 2021, $26,694 aggregate principal amount of the 2022 Notes, representing 16.38% of the previously outstanding 2022 Notes, were validly tendered and accepted. On February 1, 2021, we commenced a tender offer to purchase for cash up to $30,000 aggregate principal outstanding amount of the 2022 Notes at the purchase price of $103.00, plus accrued and unpaid interest (“2022 Notes February 2021 Tender Offer”). On March 2, 2021, $25,123 aggregate principal amount of the 2022 Notes, representing 18.44% of the previously outstanding 2022 Notes, were validly tendered and accepted. The 2022 Notes December 2020 Tender Offer and the 2022 Notes February 2021 Tender Offer resulted in our recognizing a loss of $2,225 during the three months ended March 31, 2021.
On March 16, 2021, we commenced a tender offer to purchase for cash up to $30,000 aggregate principal outstanding amount of the 2022 Notes at the purchase price of $102.00, plus accrued and unpaid interest (“2022 Notes March 2021 Tender Offer”). The 2022 Notes March 2021 Tender Offer expired at 12:00 midnight, New York City time, on April 14, 2021 (one minute after 11:59 p.m., New York City time, on April 13, 2021). As of March 31, 2021, the outstanding aggregate principal amount of the 2022 Notes is $111,105.
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

On December 28, 2020, we commenced a tender offer to purchase for cash up to $20,000 aggregate principal amount of the 2025 Notes at the purchase price of $111.00, plus accrued and unpaid interest (“2025 Notes December 2020 Tender Offer”). On January 27, 2021, $20,000 aggregate principal amount of the 2025 Notes, representing 9.94% of the previously outstanding 2025 Notes, were validly tendered and accepted. The 2025 Notes December 2020 Tender Offer resulted in our recognizing a loss of $2,676 during the three months ended March 31, 2021. On February 16, 2021, we repurchased an additional $25,082 aggregate principal amount of the 2025 Notes at a price of $107.50, including commissions. As a result of this transaction, we recorded a loss of $2,466, in the amount of the difference between the reacquisition price and the net carrying amount of the

2025 Notes, net of the proportionate amount of unamortized debt issuance costs. As of March 31, 2021, the outstanding aggregate principal amount of the 2025 Notes is $156,168.

Certain key terms related to the convertible features for the 2020 Notes, the 2022 Notes, and the 2025 Notes (collectively, the “Convertible Notes”) are listed below.

	2022 Notes	2025 Notes
Initial conversion rate(1)	100.2305	110.7420
Initial conversion price	$9.98	$9.03
Conversion rate at March 31, 2021(1)(2)	100.2305	110.7420
Conversion price at March 31, 2021(2)(3)	$9.98	$9.03
Last conversion price calculation date	4/11/2020	3/1/2021
Dividend threshold amount (per share)(4)	$0.083330	$0.060000
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
Interest accrues from the date of the original issuance of the Convertible Notes or from the most recent date to which interest has been paid or duly provided for. Upon conversion, the holder will receive a separate cash payment with respect to the notes surrendered for conversion representing accrued and unpaid interest to, but not including, the conversion date. Any such payment will be made on the settlement date applicable to the relevant conversion on the Convertible Notes. If a holder converts the Convertible Notes after a record date for an interest payment but prior to the corresponding interest payment date, the holder will receive shares of our common stock based on the conversion formula described above, a cash payment representing accrued and unpaid interest through the record date in the normal course and a separate cash payment representing accrued and unpaid interest from the record date to the conversion date.
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
In connection with the issuance of the Convertible Notes, we recorded a discount of $3,369 and debt issuance costs of $9,356 which are being amortized over the terms of the Convertible Notes. As of March 31, 2021, $2,162 of the original issue discount and $2,356 of the debt issuance costs remain to be amortized and is included as a reduction within Convertible Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended March 31, 2021 and March 31, 2020, we recorded 4,870 and $9,728, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense. During the nine months ended March 31, 2021 and March 31, 2020, we recorded $17,905 and $30,089, respectively, of interest costs and amortization of financing costs on the Convertible Notes as interest expense.

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
On November 17, 2020, we commenced a tender offer to purchase for cash up to $30,000 aggregate principal amount of the 2023 Notes at the purchase price of $105.00, plus accrued and unpaid interest (“2023 Notes November Tender Offer”). On December 15, 2020, $36,644 aggregate principal amount of the 2023 Notes were tendered, of which, $30,000 aggregate principal amount, representing 9.38% of the previously outstanding 2023 Notes, were validly accepted pursuant to the applicable 2023 Notes November Tender Offer (applying a proration factor of approximately 82.27%. The 2023 Notes November Tender Offer resulted in our recognizing a loss of $1,694 during the three months ended December 31, 2020.
On March 9, 2021, we commenced a tender offer to purchase for cash any and all of the $290,000 aggregate principal amount of the 2023 Notes at the purchase price of $104.25, plus accrued and unpaid interest (“2023 Notes March 9, 2021 Tender Offer”). On March 15, 2021, $4,219 aggregate principal amount of the 2023 Notes were tendered, representing 1.45% of the previously outstanding 2023 Notes. On March 23, 2021, we commenced a tender offer to purchase for cash any and all of the $285,781 aggregate principal amount of the 2023 Notes at the purchase price of $104.20 (“2023 Notes March 23, 2021 Tender Offer”). On March 29, 2021, $726 aggregate principal amount of the 2023 Notes were tendered, representing 0.25% of the previously outstanding 2023 Notes. The 2023 Notes March 9, 2021 Tender Offer and the 2023 Notes March 23, 2021 Tender Offer resulted in our recognizing a loss of $234 during the three months ended March 31, 2021. As of March 31, 2021, the outstanding aggregate principal amount of the 2023 Notes is $285,055.
On April 7, 2014, we issued $300,000 aggregate principal amount of unsecured notes that mature on July 15, 2019 (the “5.00% 2019 Notes”). Included in the issuance is $45,000 of Prospect Capital InterNotes® that were exchanged for the 5.00% 2019 Notes. The 5.00% 2019 Notes bear interest at a rate of 5.00% per year, payable semi-annually on January 15 and July 15 of each year, beginning July 15, 2014. Total proceeds from the issuance of the 5.00% 2019 Notes, net of underwriting discounts and offering costs, were $295,998. On June 7, 2018, we commenced a tender offer to purchase for cash any and all of the $300,000 aggregate principal amount outstanding of the 5.00% 2019 Notes. On June 20, 2018, $146,464 aggregate principal amount of the 5.00% 2019 Notes, representing 48.8% of the previously outstanding 5.00% 2019 Notes, were validly tendered and accepted. The transaction resulted in our recognizing a $3,705 loss during the three months ended June 30, 2018. On September 26, 2018, we repurchased the remaining $153,536 aggregate principal amount of the 5.00% 2019 Notes at a price of $101.645, including commissions. The transaction resulted in our recognizing a loss of $2,874 during the year ended June 30, 2019.
On December 10, 2015, we issued $160,000 aggregate principal amount of unsecured notes that mature on June 15, 2024 (the “2024 Notes”). The 2024 Notes bore interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15 and December 15 of each year, beginning March 15, 2016. Total proceeds from the issuance of the 2024 Notes, net of underwriting discounts and offering costs, were $155,043. On June 16, 2016, we entered into an at-the-market (“ATM”) program with FBR Capital Markets & Co., through which we could sell, by means of ATM offerings, from time to time, up to $100,000 in aggregate principal amount of our existing 2024 Notes (“Initial 2024 Notes ATM”). Following the Initial 2024 Notes ATM, the aggregate principal amount of the 2024 Notes issued was $199,281 for net proceeds of $193,253, after commissions and offering costs. On July 2, 2018, we entered into a second ATM program with B. Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of the 2024 Notes (“Second 2024 Notes ATM”). Prior to the February 2021 full redemption discussed below, the 2024 Notes were listed on the New York Stock Exchange (“NYSE”) and traded thereon under the ticker “PBB”.

During the year ended June 30, 2019, we issued an additional $35,162 aggregate principal amount under the Second 2024 Notes ATM, for net proceeds of $34,855, after commissions and offering costs. On March 20, 2020, we commenced a tender offer to purchase for cash any and all of the $234,443 aggregate principal amount of the 2024 Notes (“2024 Notes March Tender Offer”). On March 31, 2020, $655 aggregate principal amount of the 2024 Notes, representing 0.3% of the previously outstanding 2024 Notes, were validly tendered and accepted. The 2024 Notes March Tender Offer resulted in our recognizing a gain of $203 during the three months ended March 31, 2020.

On February 16, 2021, we redeemed $233,788 of the aggregate principal amount of the 2024 Notes. The transaction resulted in our recognizing a loss of $3,391 during the three months ended March 31, 2021. Following the redemption, none of the 2024 Notes remained outstanding.
On June 7, 2018, we issued $55,000 aggregate principal amount of unsecured notes that mature on June 15, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning September 15, 2018. Total proceeds from the issuance of the 2028 Notes, net of underwriting discounts and offering costs were $53,119. On July 2, 2018, we entered into an ATM program with B. Riley FBR, Inc. and BB&T Capital Markets, and on August 31, 2018 with Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2028 Notes (“2028 Notes ATM” or “2028 Notes Follow-on Program”). The 2028 Notes are listed on the NYSE and trade thereon under the ticker “PBY.” During the year ended June 30, 2019, we issued an additional $15,761 aggregate principal amount under the 2028 Notes ATM, for net proceeds of $15,530, after commissions and offering costs. As of March 31, 2021, the outstanding aggregate principal amount of the 2028 Notes is $70,761.
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
On November 17, 2020, we commenced a tender offer to purchase for cash up to $10,000 aggregate principal amount of the 6.375% 2024 Notes at the purchase price of $108.00, plus accrued and unpaid interest (“6.375% 2024 Notes November Tender Offer”). On December 15, 2020, $11,848 aggregate principal amount of the 6.375% 2024 Notes were tendered, of which, $10,000 aggregate principal amount, representing 10% of the previously outstanding 6.375% 2024 Notes, were validly accepted pursuant to the applicable 6.375% 2024 Notes Tender Offer (applying a proration factor of approximately 84.56%). The 6.375% 2024 Notes November Tender Offer resulted in our recognizing a loss of $866 during the three months ended December 31, 2020.
On March 2, 2021, we commenced a tender offer to purchase for cash any and all of the $90,000 aggregate principal amount of the 6.375% 2024 Notes at the purchase price of $109.00, plus accrued and unpaid interest (“6.375% 2024 Notes March 2, 2021 Tender Offer”). On March 8, 2021, $7,738 aggregate principal amount of the 6.375% 2024 Notes, representing 8.60% of the previously outstanding 6.375% 2024 Notes, were validly tendered and accepted. On March 16, 2021, we commenced a tender offer to purchase for cash any and all of the $82,262 aggregate principal amount of the 6.375% 2024 Notes at the purchase price of $108.75, plus accrued and unpaid interest (“6.375% 2024 Notes March 16, 2021 Tender Offer”). On March 22, 2021, $647 aggregate principal amount of the 6.375% 2024 Notes, representing 0.79% of the previously outstanding 6.375% 2024 Notes, were validly tendered and accepted. The 6.375% 2024 Notes March 2, 2021 Tender Offer and the 6.375% 2024 Notes March 16, 2021 Tender Offer resulted in our recognizing a loss of $806 during the three months ended March 31, 2021. As of March 31, 2021, the outstanding aggregate principal amount of the 6.375% 2024 Notes is $81,615.
On December 5, 2018, we issued $50,000 aggregate principal amount of unsecured notes that mature on June 15, 2029 (the “2029 Notes”). The 2029 Notes bear interest at a rate of 6.875% per year, payable quarterly on March 15, June 15, September 15, and December 15 of each year, beginning March 15, 2019. Total proceeds from the issuance of the 2029 Notes, net of underwriting discounts and offering costs, were $48,057. On February 9, 2019, we entered into an ATM program with B. Riley FBR, Inc., BB&T Capital Markets, and Comerica Securities, Inc., through which we could sell, by means of ATM offerings, up to $100,000 in aggregate principal amount of our existing 2029 Notes (“2029 Notes ATM” or “2029 Notes Follow-on Program”). The 2029 Notes are listed on the NYSE and trade thereon under the ticker “PBC.” During the year ended June 30, 2019, we issued an additional $19,170 aggregate principal amount under the 2029 Notes ATM, for net proceeds of $18,523, after commissions and offering costs. As of March 31, 2021, the outstanding aggregate principal amount of the 2029 Notes is $69,170.

On January 22, 2021, we issued $325,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Original 2026 Notes”). The Original 2026 Notes bear interest at a rate of 3.706% per year, payable semi-annually on July 22, and January 22 of each year, beginning on July 22, 2021. Total proceeds from the issuance of the 2026 Notes, net of underwriting discounts and offering costs, were $317,720. On February 19, 2021, we issued an additional $75,000 aggregate principal amount of unsecured notes that mature on January 22, 2026 (the “Additional 2026 Notes”, and together with the Original 2026 Notes, the “2026 Notes”). The Additional 2026 Notes were a further issuance of, and are fully fungible and rank equally in right of payment with, the Original 2026 Notes and bear interest at a rate of 3.706% per year, payable semi-annually on July 22 and January 22 of each year, beginning July 22, 2021. Total proceeds from the issuance of the Additional 2026 Notes, net of underwriting discounts and offering costs, were $74,061. As of March 31, 2021, the outstanding aggregate principal amount of the 2026 Notes is $400,000.

The 2023 Notes, the 2028 Notes, the 6.375% 2024 Notes, the 2029 Notes, and the 2026 Notes (collectively, the “Public Notes”) are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding.
In connection with the issuance of the Public Notes we recorded a discount of $7,568 and debt issuance costs of $13,606, which are being amortized over the term of the notes. As of March 31, 2021, $5,372 of the original issue discount and $8,887 of the debt issuance costs remain to be amortized and are included as a reduction within Public Notes on the Consolidated Statement of Assets and Liabilities.
During the three months ended March 31, 2021 and March 31, 2020, we recorded 12,879 and $12,834, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense. During the nine months ended March 31, 2021 and March 31, 2020, we recorded $38,441 and $38,481, respectively, of interest costs and amortization of financing costs on the Public Notes as interest expense.
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
On February 13, 2020, the September 2019 Selling Agent Agreement was terminated, and we entered into a new selling agent agreement with Incapital LLC (the “Selling Agent Agreement”), authorizing the issuance and sale from time to time of up to $1,000,000 of Prospect Capital InterNotes® (collectively with the previously authorized selling agent agreements, the “InterNotes® Offerings”). Additional agents may be appointed by us from time to time in connection with the InterNotes® Offering and become parties to the Selling Agent Agreement. We have, from time to time, repurchased certain notes issued through the InterNotes® Offerings and, therefore, as of March 31, 2021, $673,280 aggregate principal amount of Prospect Capital InterNotes® were outstanding.
These notes are direct unsecured obligations and rank equally with all of our unsecured indebtedness from time to time outstanding. Each series of notes will be issued by a separate trust. These notes bear interest at fixed interest rates and offer a variety of maturities no less than twelve months from the original date of issuance.
During the nine months ended March 31, 2021, we issued $109,562 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $107,830. These notes were issued with stated interest rates ranging from 1.50% to 6.00% with a weighted average interest rate of 4.70%. These notes mature between January 15, 2024 and April 15, 2031.

The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2021:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$662	1.50%	1.50%	January 15, 2024
5	62,567	3.00% – 5.50%	4.60%	July 15, 2025 – April 15, 2026
7	16,921	3.25% – 5.75%	4.84%	July 15, 2027 – April 15, 2028
10	29,412	3.50% – 6.00%	4.90%	July 15, 2030 – April 15, 2031
	$109,562
During the nine months ended March 31, 2020, we issued $224,934 aggregate principal amount of our Prospect Capital InterNotes® for net proceeds of $221,194. These notes were issued with stated interest rates ranging from 3.75% to 5.50% with a weighted average interest rate of 4.29%. These notes mature between July 15, 2024 and March 15, 2030 .

The following table summarizes the Prospect Capital InterNotes® issued during the nine months ended March 31, 2020:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$105,379	3.75% – 5.00%	4.12%	July 15, 2024 - March 15, 2025
7	44,184	4.00% – 5.25%	4.260%	July 15, 2026 - March 15, 2027
10	75,371	3.75% – 5.50%	4.56%	July 15, 2029 - March 15, 2030
	$224,934
During the nine months ended March 31, 2021, we repaid $4,022 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the nine months ended March 31, 2021 was $1,100.

The following table summarizes the Prospect Capital InterNotes® outstanding as of March 31, 2021:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
3	$662	1.50%	1.50%	January 15, 2024
5	168,210	3.00% – 5.50%	4.31%	July 15, 2024 – April 15, 2026
7	121,045	3.25% – 6.00%	5.07%	July 15, 2024 – April 15, 2028
8	24,180	4.50% – 5.75%	4.67%	August 15, 2025 – July 15, 2026
10	188,050	3.50% – 6.25%	5.26%	January 15, 2024 – April 15, 2031
12	2,978	6.00%	6.00%	November 15, 2025 – December 15, 2025
15	16,826	5.75% – 6.00%	5.79%	May 15, 2028 – November 15, 2028
18	18,552	4.50% – 6.25%	5.59%	December 15, 2030 – August 15, 2031
20	3,777	5.75% – 6.00%	5.89%	November 15, 2032 – October 15, 2033
25	30,528	6.25% – 6.50%	6.39%	August 15, 2038 – May 15, 2039
30	98,472	5.50% – 6.75%	6.25%	November 15, 2042 – October 15, 2043
	$673,280

During the nine months ended March 31, 2020, we redeemed, prior to maturity $255,822 aggregate principal amount of Prospect Capital InterNotes® at par with a weighted average interest rate of 5.06% in order to replace shorter maturity debt with longer-term debt. During the nine months ended March 31, 2020, we repaid $4,252 aggregate principal amount of Prospect Capital InterNotes® at par in accordance with the Survivor’s Option, as defined in the InterNotes® Offering prospectus. As a result of these transactions, we recorded a loss in the amount of the unamortized debt issuance costs. The net loss on the extinguishment of Prospect Capital InterNotes® in the nine months ended March 31, 2020 was $2,435.

The following table summarizes the Prospect Capital InterNotes® outstanding as of June 30, 2020:

Tenor at Origination (in years)	Principal Amount	Interest Rate Range	Weighted Average Interest Rate	Maturity Date Range
5	$218,240	3.75% – 5.75%	4.81%	September 15, 2023 -July 15, 2025
7	104,529	4.00% – 6.00%	5.11%	July 15, 2024 - July 15, 2027
8	24,325	4.50% – 5.75%	4.67%	August 15, 2025 - July 15, 2026
10	159,802	3.75% – 6.25%	5.32%	January 15, 2024 - July 15, 2030
12	2,978	6.00%	6.00%	November 15, 2025 - December 15, 2025
15	16,851	5.75% – 6.00%	5.79%	May 15, 2028 - November 15, 2028
18	18,741	4.50% – 6.25%	5.58%	December 15, 2030 - August 15, 2031
20	3,847	5.75% – 6.00%	5.89%	November 15, 2032 - October 15, 2033
25	30,710	6.25% – 6.50%	6.39%	August 15, 2038 - May 15, 2039
30	100,206	5.50% – 6.75%	6.25%	November 15, 2042 - October 15, 2043
	$680,229
In connection with the issuance of Prospect Capital InterNotes®, we incurred $29,754 of fees which are being amortized over the term of the notes, of which $12,307 remains to be amortized and is included as a reduction within Prospect Capital InterNotes® on the Consolidated Statement of Assets and Liabilities as of March 31, 2021.
During the three months ended March 31, 2021 and March 31, 2020, we recorded 10,515 and $9,217, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense. During the nine months ended March 31, 2021 and March 31, 2020, we recorded $30,431 and $28,192, respectively, of interest costs and amortization of financing costs on the Prospect Capital InterNotes® as interest expense.
Net Asset Value
During the nine months ended March 31, 2021, our net asset value increased by $645,979. After reducing our net asset value by the stated value of our cumulative preferred stock issuances, our net asset value available to common stockholders increased by $579,079, or $1.20 per common share. The increase was primarily attributable to an increase in net realized and net change in unrealized gains of $507,613, or $1.33 per basic weighted average common share. During the nine months ended March 31, 2021, net investment income of $212,508, or $0.56 per basic weighted average common share, also exceeded distributions to common and preferred stockholders of $206,734 (including distributions classified as return of capital distributions to common stockholders), or $0.54 per basic weighted average common share, resulting in a net increase of $0.02 per basic weighted average common share. The increase was primarily offset by $0.11 of dilution per common share related to common and preferred stock issuances through our common stock and preferred stock dividend reinvestment programs for the nine months ended March 31, 2021, as well as $0.02 per basic weighted average common share for the preferred offering cost. The following table shows the calculation of net asset value per common share as of March 31, 2021 and June 30, 2020.

	March 31, 2021	June 30, 2020
Net assets	$3,701,840	$3,055,861
Preferred Stock	(66,900)	—
Net assets available to common stockholders	$3,634,940	$3,055,861
Shares of common stock issued and outstanding	387,400,554	373,538,499
Net asset value per common share	$9.38	$8.18

Results of Operations
Operating results for the three and nine months ended March 31, 2021 and March 31, 2020 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Investment income	$159,456	$154,501	$474,628	$478,301
Operating expenses	86,054	86,025	262,120	270,880
Net investment income	73,402	68,476	212,508	207,421
Net realized gains (losses) from investments	881	26	7,451	(263)
Net change in unrealized gains (losses) from investments	184,960	(256,997)	518,577	(383,348)
Net realized losses on extinguishment of debt	(12,835)	2,796	(18,415)	(2,647)
Net increase (decrease) in net assets resulting from operations	$246,408	$(185,699)	$720,121	$(178,837)
Preferred stock dividend	400	—	446	—
Net Increase (Decrease) in Net Assets Resulting from Operations attributable to Common Stockholders	$246,008	$(185,699)	$719,675	$(178,837)
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

The following table describes the various components of investment income and the related levels of debt investments:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Interest income	$139,583	$138,806	$416,609	$425,421
Dividend income	1,402	2,577	3,707	10,340
Other income	18,471	13,118	54,312	42,540
Total investment income	$159,456	$154,501	$474,628	$478,301

Average debt principal of performing interest bearing investments(1)	$5,483,233	$5,256,009	$5,432,414	$5,270,507
Weighted average interest rate earned on performing interest bearing investments(1)	10.18%	10.45%	10.08%	10.57%
Average debt principal of all interest bearing investments(2)	$5,800,685	$5,889,955	$5,793,085	$5,878,182
Weighted average interest rate earned on all interest bearing investments(2)	9.63%	9.32%	9.45%	9.47%
(1) Excludes equity investments and non-accrual loans.
(2) Excludes equity investments.

The average interest earned on interest bearing performing assets decreased from 10.45% for the three months ended March 31, 2020 to 10.18% for the three months ended March 31, 2021. The decrease is primarily due to decreases in interest income due to a decline in LIBOR offset by early repayments causing an increase in accelerated income.The average interest earned on all interest bearing performing assets increased from 9.32% for the three months ended March 31, 2020 to 9.63% for the three months ended March 31, 2021. The increase is primarily due to decreases in non-accrual loans.
The average interest earned on interest bearing performing assets decreased from 10.57% for the nine months ended March 31, 2020 to 10.08% for the nine months ended March 31, 2021. The average interest earned on all interest bearing performing assets decreased from 9.47% for the nine months ended March 31, 2020 to 9.45% for the nine months ended March 31, 2021. The decrease is primarily due to decreases in interest income due to reduced returns from our structured credit investments and due to a decline in LIBOR offset by early repayments causing an increase in accelerated income.
Investment income is also generated from dividends and other income which is less predictable than interest income. The following table describes dividend income earned for the three and nine months ended March 31, 2021 and March 31, 2020, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Dividend income
Nationwide Loan Company LLC	$1,384	$—	$1,384	$—
Valley Electric Company, Inc.	—	2,267	2,261	6,538
NMMB, Inc.	—	—	—	2,797
Other, net	18	310	62	1,005
Total dividend income	$1,402	$2,577	$3,707	$10,340

Other income is comprised of structuring fees, advisory fees, royalty interests, settlement of net profits interests and settlement of residual profits interests. The following table describes other income earned for the three and nine months ended March 31, 2021 and March 31, 2020, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Structuring, advisory and amendment fees
First Tower Finance Company LLC	$5,443	$—	$15,443	$—
Interventional Management Services, LLC	1,510	—	1,510	—
National Property REIT Corp.	904	—	2,337	10,785
OneTouchPoint Corp.	810	—	810	—
Ahead Data Blue, LLC	—	—	1,725	1,400
Orva Buyer, LLC	—	—	810	—
Thermal Product Solutions, Inc.	—	—	689	—
H.I.G. KM2 Investor, LLC	—	—	500	—
Atlantis Health Care Group (Puerto Rico), Inc.	—	—	445	—
Eze Castle Integration, Inc.	—	—	1,250	—
PeopleConnect Intermediate, LLC	—	2,760	—	5,170
Other, net	208	785	774	2,549
Total structuring, advisory and amendment fees	$8,875	$3,545	$26,293	$19,904
Royalty and net revenue interests
National Property REIT Corp.	$9,297	$9,231	$27,134	$21,727
Other, net	167	204	504	540
Total royalty and net revenue interests	$9,464	$9,435	$27,638	$22,267
Administrative agent fees
Other, net	$132	$138	$381	$369
Total administrative agent fees	132	138	381	369
Total other income	$18,471	$13,118	$54,312	$42,540

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
The following table describes the various components of our operating expenses:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Base management fee	$29,183	$26,625	$83,866	$82,631
Income incentive fee	18,251	17,119	53,354	51,855
Interest and credit facility expenses	32,773	37,646	100,549	113,603
Allocation of overhead from Prospect Administration	2,685	4,096	10,768	13,601
Audit, compliance and tax related fees	989	421	2,267	2,729
Directors’ fees	113	113	339	339
Other general and administrative expenses	2,060	5	10,977	6,122
Total operating expenses	$86,054	$86,025	$262,120	$270,880

Total gross and net base management fee was $29,183 and $26,625 for the three months ended March 31, 2021 and March 31, 2020, respectively. The increase in total gross base management fee is directly related to an increase in average total assets.
Total gross base management fee was $83,866 and $82,631 for the nine months ended March 31, 2021 and March 31, 2020, respectively. The increase in total gross base management fee is directly related to an increase in average total assets.
For the three months ended March 31, 2021 and March 31, 2020, we incurred $18,251 and $17,119 of income incentive fees, respectively. This increase was driven by a corresponding increase in pre-incentive fee net investment income from $85,595 for the three months ended March 31, 2020 to $91,253 for the three months ended March 31, 2021. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement. Income incentive fee for the nine months ended March 31, 2021 includes a $264 adjustment for fees earned in prior periods that were neither expensed nor paid to the Investment Adviser.
For the nine months ended March 31, 2021 and March 31, 2020, we incurred $53,354 and $51,855 of income incentive fees, respectively. This increase was driven by a corresponding increase in pre-incentive fee net investment income from $259,276 for the nine months ended March 31, 2020 to $265,416 for the nine months ended March 31, 2021. No capital gains incentive fee has yet been incurred pursuant to the Investment Advisory Agreement.
During the three months ended March 31, 2021 and March 31, 2020, we incurred $32,773 and $37,646 respectively, of interest and credit facility expenses related to our Revolving Credit Facility, Convertible Notes, Public Notes and Prospect Capital InterNotes® (collectively, our “Notes”). During the nine months ended March 31, 2021 and March 31, 2020, we incurred $100,549 and $113,603, respectively, of interest expenses related to our Notes. These expenses are related directly to the leveraging capacity put into place for each of those periods and the levels of indebtedness actually undertaken in those periods.
The table below describes the various expenses of our Notes and the related indicators of leveraging capacity and indebtedness during these years:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Interest on borrowings	$28,849	$32,177	$88,709	$95,944
Amortization of deferred financing costs	1,756	2,231	5,526	6,341
Accretion of discount on unsecured debt	365	260	903	775
Facility commitment fees	1,803	2,978	5,411	10,543
Total interest and credit facility expenses	$32,773	$37,646	$100,549	$113,603

Average principal debt outstanding	$2,395,361	$2,371,206	$2,334,905	$2,306,202
Annualized weighted average stated interest rate on borrowings(1)	4.82%	5.43%	5.07%	5.55%
Annualized weighted average interest rate on borrowings(2)	5.47%	6.35%	5.74%	6.57%
(1)Includes only the stated interest expense.
(2)Includes the stated interest expense, amortization of deferred financing costs, accretion of discount on Public Notes and commitment fees on the undrawn portion of our Revolving Credit Facility.
Interest expense decreased from $32,177 for the three months ended March 31, 2020 to $28,849 for the three months ended March 31, 2021. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 5.43% for the three months ended March 31, 2020 to 4.82% for the three months ended March 31, 2021. This decrease is primarily due to repurchases and early retirements of our Convertible Notes and increased utilization of our Revolving Credit Facility, which bears a lower rate than our remaining debt due to LIBOR decline.
Interest expense decreased from $95,944 for the nine months ended March 31, 2020 to $88,709 for the nine months ended March 31, 2021. The weighted average stated interest rate on borrowings (excluding amortization, accretion and undrawn facility fees) decreased from 5.55% for the nine months ended March 31, 2020 to 5.07% for the nine months ended March 31, 2020. This decrease is primarily due to repurchases and early retirements of our Convertible Notes and increased utilization of our Revolving Credit Facility, which bears a lower rate than our remaining debt due to LIBOR decline.
The allocation of net overhead expense from Prospect Administration was $2,685 and $4,096 for the three months ended March 31, 2021 and March 31, 2020, respectively. In addition, we were given a credit in the amount of $3,522 for legal expenses incurred on behalf of our portfolio companies that were remitted to Prospect Administration during the three months ended March 31, 2021.
The allocation of net overhead expense from Prospect Administration was $10,768 and $13,601 for the nine months ended March 31, 2021 and March 31, 2020, respectively. Prospect Administration received estimated payments of $1,038 and $1,225 directly from our portfolio companies, and certain funds managed by the Investment Adviser for legal services during the nine months ended March 31, 2021 and March 31, 2020, respectively. In addition, we were given a credit in the amount of $3,522 for legal expenses incurred on behalf of our portfolio companies that were remitted to Prospect Administration during the three months ended March 31, 2021. We were given a credit for these payments as a reduction of the administrative services cost payable by us to Prospect Administration. Had Prospect Administration not received these payments, Prospect Administration’s charges for its administrative services would have increased by this amount.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $3,162 and $539 for the three months ended March 31, 2021 and March 31, 2020, respectively. The increase was primarily attributable to an increase in audit, compliance and tax related fees, an increase in investor relations fees and subscription expenses.
Total operating expenses, excluding investment advisory fees, interest and credit facility expenses, and allocation of overhead from Prospect Administration (“Other Operating Expenses”), net of any expense reimbursements, were $13,583 and $9,190 for the nine months ended March 31, 2021 and March 31, 2020, respectively. The increase was primarily attributable to an increase in legal fees and investor relations related fees offset and subscription expenses.
Net Realized Gains (Losses)
The following table details net realized gains (losses) from investments for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,
Portfolio Company	2021	2020
Edmentum Ultimate Holdings, LLC	$745	$—
New Century Transportation, Inc.		449
PeopleConnect Holdings, LLC		(522)
Rated Secured Structured Note Portfolio	—	—
Other, net	136	99
Net realized gains (losses)	$881	$26

The following table details net realized gains (losses) from investments for the nine months ended March 31, 2021 and March 31, 2020:

	Nine Months Ended March 31,
Portfolio Company	2021	2020
Edmentum Ultimate Holdings, LLC	$4,469	$—
Spartan Energy Services, LLC - Term Loan B	2,832	—
Rated Secured Structured Note Portfolio	—	1,885
New Century Transportation, Inc.		449
Madison Park Funding XI, Ltd.	—	(1,949)
PeopleConnect Holdings, LLC	—	(522)
Voya CLO 2012-2 Ltd.	—	(450)
Other, net	150	324
Net realized gains (losses)	$7,451	$(263)

During the three months ended March 31, 2021 and March 31, 2020, we recorded a net realized gain (loss) from the extinguishment of debt of $12,835 and $2,796, respectively. During the nine months ended March 31, 2021 and March 31,

2020, we recorded a net realized loss from the extinguishment of debt of $18,415 and $2,647, respectively. Refer to Capitalization for additional discussion.
Change in Unrealized Gains (Losses)
The following table details net change in unrealized (losses) gains for our portfolio for the three months ended and nine months ended March 31, 2021 and March 31, 2020, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Control investments	$142,379	$(97,444)	$323,967	$(172,328)
Affiliate investments	21,876	(9,516)	107,582	20,746
Non-control/non-affiliate investments	20,705	(150,037)	87,028	(231,766)
Net change in unrealized gains (losses)	$184,960	$(256,997)	$518,577	$(383,348)
The following table details reflects net change in unrealized gains (losses) on investments for the three months ended March 31, 2021:

Net Change in Unrealized Gains (Losses)
InterDent, Inc.	$54,955
First Tower Finance Company LLC	47,983
National Property REIT Corp.	36,628
PGX Holdings, Inc.	19,457
Other, net	16,853
Subordinated Structured Notes	11,527
CP Energy Services Inc.	5,306
NMMB, Inc.	5,161
Credit Central Loan Company, LLC	(6,091)
Echelon Transportation, LLC	(6,819)
Net change in unrealized gains	$184,960
The following table reflects net change in unrealized gains (losses) on investments for the three months ended March 31, 2020:

Net Change in Unrealized Gains (Losses)
NMMB, Inc.	$8,680
Pacific World Corporation	(7,463)
Credit Central Loan Company, LLC	(8,304)
Echelon Aviation LLC	(10,081)
Edmentum Ultimate Holdings, LLC	(11,243)
Engine Group, Inc.	(13,337)
National Property REIT Corp.	(18,521)
First Tower Finance Company LLC	(25,963)
PGX Holdings, Inc.	(28,093)
CP Energy Services Inc.	(29,526)
Other, net	(29,676)
Subordinated Structured Notes	(83,470)
Net change in unrealized (losses)	$(256,997)

The following table details net change in unrealized gains (losses) on investments for the nine months ended March 31, 2021:

Net Change in Unrealized Gains (Losses)
InterDent, Inc.	$121,247
PGX Holdings, Inc.	107,828
National Property REIT Corp.	107,149
First Tower Finance Company LLC	75,057
Subordinated Structured Notes	36,791
Other, net	36,303
USES Corp.	18,076
Valley Electric Company, Inc.	15,350
R-V Industries, Inc.	9,798
Pacific World Corporation	9,634
NMMB, Inc.	9,101
Securus Technologies Holdings, Inc.	6,935
ACE Cash Express, Inc.	5,348
Targus Cayman HoldCo Limited	5,225
Engine Group, Inc.	4,452
Edmentum Ultimate Holdings, LLC	(5,471)
MITY, Inc.	(8,702)
Credit Central Loan Company, LLC	(10,145)
Echelon Transportation, LLC	(12,456)
CP Energy Services Inc.	(12,943)
Net change in unrealized gains	$518,577

The following table details net change in unrealized gains (losses) on investments for the nine months ended March 31, 2020:

Net Change in Unrealized Gains (Losses)
National Property REIT Corp.	$32,617
Edmentum Ultimate Holdings, LLC	10,873
NMMB, Inc.	10,429
United Sporting Companies, Inc.	7,463
MITY, Inc.	6,097
Digital Room, LLC	(5,076)
Easy Gardener Products, Inc.	(5,284)
Other, net	(9,536)
Credit Central Loan Company, LLC	(9,556)
Securus Technologies Holdings, Inc.	(9,909)
Engine Group, Inc.	(12,388)
Echelon Aviation LLC	(12,991)
First Tower Finance Company LLC	(17,791)
Valley Electric Company, Inc.	(20,633)
InterDent, Inc.	(35,440)
PGX Holdings, Inc.	(42,852)
Pacific World Corporation	(66,736)
CP Energy Services Inc.	(70,012)
Subordinated Structured Notes	(132,623)
Net change in unrealized (losses)	$(383,348)

Financial Condition, Liquidity and Capital Resources
On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR rates after 2021 (the “FCA Announcement”). Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board (“ARRC”) and the Federal Reserve Bank of New York. On August 24, 2017, the Federal Reserve Board requested public comment on a proposal by the Federal Reserve Bank of New York, in cooperation with the Office of Financial Research, to produce three new reference rates intended to serve as alternatives to LIBOR. These alternative rates are based on overnight repurchase agreement transactions secured by U.S. Treasury Securities. On December 12, 2017, following consideration of public comments, the Federal Reserve Board concluded that the public would benefit if the Federal Reserve Bank of New York published the three proposed reference rates as alternatives to LIBOR (the “Federal Reserve Board Notice”). In April 2018, the Federal Reserve System, in conjunction with the ARRC, announced the replacement of LIBOR with a new index, calculated by short term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). On June 12, 2019, the Staff from the SEC’s Division of Corporate Finance, Division of Investment Management, Division of Trading and Markets, and Office of the Chief Accountant issued a statement about the potentially significant effects on financial markets and market participants when LIBOR is discontinued in 2021 and no longer available as a reference benchmark rate. The Staff encouraged all market participants to identify contracts that reference LIBOR and begin transitions to alternative rates. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the Wuhan Virus will have further effect on LIBOR transition plans. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

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

For the nine months ended March 31, 2021 and March 31, 2020, our operating activities provided $131,008 and provided $343,368 of cash, respectively. There were no investing activities for the nine months ended March 31, 2021 and March 31, 2020. Financing activities used $74,580 and $403,820 of cash during the nine months ended March 31, 2021 and March 31, 2020, respectively, which included dividend payments of $132,676 and $194,024, respectively.

Our primary uses of funds have been to continue to invest in portfolio companies, through both debt and equity investments, repay outstanding borrowings and to make cash distributions to our stockholders.

Our primary sources of funds have historically been issuances of debt and equity. More recently, we have and may continue to fund a portion of our cash needs through repayments and opportunistic sales of our existing investment portfolio. We may also securitize a portion of our investments in unsecured or senior secured loans or other assets. Our objective is to put in place such borrowings in order to enable us to expand our portfolio. During the nine months ended March 31, 2021, we borrowed $668,000 and we made repayments totaling $561,999 under the Revolving Credit Facility. As of March 31, 2021, our outstanding balance on the Revolving Credit Facility was $343,537. As of March 31, 2021, we had, net of unamortized discount and debt issuance costs, $262,755 outstanding on the Convertible Notes, $892,342 outstanding on the Public Notes and $660,973 outstanding on the Prospect Capital InterNotes® (See “Capitalization” above).

Undrawn committed revolvers and delayed draw term loans to our portfolio companies incur commitment and unused fees ranging from 0.00% to 5.00%. As of March 31, 2021 and June 30, 2020, we had $38,999 and $41,487, respectively, of undrawn revolver and delayed draw term loan commitments to our portfolio companies. The fair value of our undrawn committed revolvers and delayed draw term loans was zero as of March 31, 2021 and June 30, 2020.
We have guaranteed $2,737 in standby letters of credit issued through a financial intermediary and $3,494 of equipment lease obligations on behalf of InterDent, Inc. (“InterDent”) as of March 31, 2021. Under these arrangements, we would be required to make payments to the financial intermediary or equipment lease provider, respectively, if InterDent was to default on their related payment obligations. As of March 31, 2021, we have not recorded a liability on the statement of assets and liabilities for these guarantees as the likelihood of default on the standby letters of credit or equipment lease is deemed to be remote.
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
We determined the estimated value as of March 31, 2021 of our Preferred Stock, with a $25.00 stated value per share. We engaged a third-party valuation service to assist in our determination based on the calculation resulting from the total equity on our Consolidated Statements of Assets and Liabilities in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the “Form 10-Q”), which was prepared in accordance with U.S. generally accepted accounting principles in the United States of America, adjusted for the fair value of our investments (i.e. from our Consolidated Schedule of Investments) and total liabilities, divided by the number of shares of our Preferred Stock outstanding. Based on this methodology and because the result from the calculation above is greater than the $25.00 per share stated value of our Preferred Stock, the estimated value of our Preferred Stock as of March 31, 2021 is $25.00 per share.
Common Stock
Our common stockholders’ equity accounts as of March 31, 2021 and June 30, 2020 reflect cumulative shares issued, net of shares repurchased, as of those respective dates. Our common stock has been issued through public offerings, a registered direct offering, the exercise of over-allotment options on the part of the underwriters, our dividend reinvestment plan and in connection with the acquisition of certain controlled portfolio companies. When our common stock is issued, the related offering expenses have been charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.
We did not repurchase any shares of our common stock for the nine months ended March 31, 2021 or March 31, 2020.

Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet liabilities or other contractual obligations that are reasonably likely to have a current or future material effect on our financial condition, other than those which originate from 1) the investment advisory and management agreement and the administration agreement and 2) the portfolio companies.
Recent Developments
During the period from April 8, 2021 through May 6, 2021, we issued $20,692 aggregate principal amount of Prospect Capital InterNotes® for net proceeds of $20,341.
On March 15, 2021, we filed a notice of meeting and definitive proxy statement in connection with a special meeting of the our stockholders that is scheduled to be held on June 11, 2021 for the purpose of asking the our stockholders to vote on a proposal to authorize us, with approval of our Board of Directors, to sell shares of our common stock (during the next 12 months) at a price or prices below the our then current net asset value per share in one or more offerings subject to certain conditions.
On March 24, 2021, we made a new $16,750 First Lien Term Loan investment and a new $32,000 Second Lien Term Loan investment in First Brands Group, LLC, an after-market automotive repair parts supplier. The new investments settled on April 5, 2021.
On March 16, 2021, we commenced a tender offer to purchase for cash up to $30,000 aggregate principal amount of the 4.95% Senior Convertible Notes due 2022 at the purchase price of $102.00, plus accrued and unpaid interest (“2022 Notes March Tender Offer”). The 2022 Notes March Tender Offer expired at 12:00 midnight, New York City time, on April 14, 2021 (one minute after 11:59 p.m., New York City time, on April 13, 2021). As of the expiration date, $50 aggregate principal amount of the 2022 Notes were validly tendered and accepted. Following settlement of the 2022 Notes March Tender Offer on April 16, 2021, approximately $111,055 aggregate principal amount of the 2022 Notes remain outstanding.
On April 7, 2021, we commenced two separate tender offers to purchase for cash (i) up to $30,000 aggregate principal amount of the 2023 Notes at the purchase price of $104.15, plus accrued and unpaid interest (“2023 Notes April Tender Offer”), and (ii) up to $30,000 aggregate principal amount of the 6.375% 2024 Notes at the purchase price of $107.50, plus accrued and unpaid interest (“6.375% 2024 Notes April Tender Offer”, and together with the 2023 Notes April Tender Offer, the “April Tender Offers”). The April Tender Offers expired at 5:00 p.m., New York City time, on May 5, 2021 (one minute after 11:59 p.m., New York City time, on May 4, 2021). As of the expiration date, $836 aggregate principal amount of the 2023 Notes and $226 aggregate principal amount of the 6.375% 2024 Notes were validly tendered and accepted. Following settlement of the April Tender Offers on May 7, 2021, approximately $284,219 aggregate principal amount of the 2023 Notes and $81,389 aggregate principal amount of the 6.375% 2024 Notes remain outstanding.
On April 8, 2021 and April 22, 2021, we issued a total of 483,282 shares of our 5.50% Series A1 Preferred Stock and 63,626 shares of our 5.50% Series M1 Preferred Stock, excluding shares issued via the Preferred Stock Dividend Reinvestment Plan, for net proceeds of $12,539.
On April 16, 2021, we entered a new $31,778 Second Lien Term Loan investment and a new $18,222 Delayed Draw Term Loan commitment with Redstone Buyer, LLC, a provider of cybersecurity and risk management services. Our new investments settled on April 30, 2021, with the Delayed Draw Term Loan unfunded at close.
On April 28, 2021, we completed an extension of the Revolving Credit Facility (the “New Facility”) for PCF, extending the term 5.7 years from such date and reducing the interest rate on drawn amounts to one-month LIBOR plus 2.05%. The New Facility, for which $1,082,500 of commitments have been closed to date, includes an accordion feature that allows the New Facility, at Prospect's discretion, to accept up to a total of $1,500,000 of commitments. The New Facility matures on April 27, 2026. It includes a revolving period that extends through April 27, 2025, followed by an additional one-year amortization period. Pricing for amounts drawn under the Facility is one-month LIBOR plus 2.05%, which achieves a 15 basis point reduction in the interest rate from the previous facility rate of LIBOR plus 2.20%. Additionally, the lenders charge a fee on the unused portion of the credit facility equal to either 40 basis points if more than 60% of the credit facility is drawn, or 70 basis points if more than 35% and an amount less than or equal to 60% of the credit facility is drawn, or 150 basis points if an amount less than or equal to 35% of the credit facility is drawn.
On April 30, 2021, Ahead Data Blue, LLC fully repaid the $57,500 Second Lien Term Loan receivable to us at par.
We have provided notice to call certain of our Prospect Capital InterNotes® at par with the following terms:

Notice Date	Settlement Date	Maturity Date Range	Interest Rate Range	Principal
3/12/2021	4/15/2021	April 15, 2024	5.75%	$4,794
4/15/2021	5/17/2021	May 15, 2024	5.75%	$5,255
5/4/2021	5/11/2021	July 15, 2024 - March 15, 2025	4.00% - 4.75%	$85,449
On May 10, 2021, we announced the declaration of monthly dividends for our Preferred Stock for holders of record on the following dates based on an annual rate equal to 5.50% of the Stated Value of $25 per share as set forth in the Articles Supplementary for the Preferred Stock, from the date of issuance or, if later from the most recent dividend payment date, as follows:

Monthly Cash Preferred Shareholder Distribution	Record Date	Payment Date	Monthly Amount ($ per share), before pro ration for partial periods
June 2021	6/16/2021	7/1/2021	$0.114583
July 2021	7/21/2021	8/2/2021	$0.114583
August 2021	8/18/2021	9/1/2021	$0.114583
On May 10, 2021, we announced the declaration of monthly dividends on our common stock as follows:

Monthly Cash Common Shareholder Distribution	Record Date	Payment Date	Amount ($ per share)
May 2021	5/27/2021	6/17/2021	$0.0600
June 2021	6/28/2021	7/22/2021	$0.0600
July 2021	7/28/2021	8/19/2021	$0.0600
August 2021	8/27/2021	9/23/2021	$0.0600

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
Reclassifications

Certain reclassifications have been made in the presentation of prior consolidated financial statements and accompanying notes to conform to the presentation as of and for the nine months ended March 31, 2021.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). As of March 31, 2021 and June 30, 2020, our qualifying assets as a percentage of total assets, stood at 75.67% and 74.44%, respectively.
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
Loans are placed on non-accrual status when there is reasonable doubt that principal or interest will be collected. Unpaid accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans are either applied to the cost basis or interest income, depending upon management’s judgment of the collectibility of the loan receivable. Non-accrual loans are restored to accrual status when past due principal and interest is paid and in management’s judgment, is likely to remain current and future principal and interest collections when due are probable. Interest received and applied against cost while a loan is on non-accrual, and PIK interest capitalized but not recognized while on non-accrual, is recognized prospectively on the effective yield basis through maturity of the loan when placed back on accrual status, to the extent deemed collectible by management. As of March 31, 2021, approximately 0.7% of our total assets at fair value are in non-accrual status.
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
Federal and State Income Taxes
We have elected to be treated as a RIC and intend to continue to comply with the requirements of the Code applicable to RICs. We are required to distribute at least 90% of our investment company taxable income and intend to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain to stockholders; therefore, we have made no provision for income taxes. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.
If we do not distribute (or are not deemed to have distributed) at least 98% of our annual ordinary income and 98.2% of our capital gains in the calendar year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which

98% of our annual ordinary income and 98.2% of our capital gains exceed the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income. As of March 31, 2021, we do not expect to have any excise tax due for the 2021 calendar year. Thus, we have not accrued any excise tax for this period.
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
We follow ASC 740, Income Taxes (“ASC 740”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented, and disclosed in the consolidated financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. As of March 31, 2021, we did not record any unrecognized tax benefits or liabilities. Management’s determinations regarding ASC 740 may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof. Although we file both federal and state income tax returns, our major tax jurisdiction is federal. Our federal tax returns for the tax years ended August 31, 2017 and thereafter remain subject to examination by the Internal Revenue Service.
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
Financing Costs
We record origination expenses related to our Revolving Credit Facility and the Unsecured Notes as deferred financing costs. These expenses are deferred and amortized as part of interest expense using the straight-line method over the stated life of the obligation for our Revolving Credit Facility and for our Prospect Capital Internotes. The effective interest method is used to amortize deferred financing costs for our remaining Unsecured Notes over the respective expected life or maturity. In the event that we modify or extinguish our debt before maturity, we follow the guidance in ASC 470-50, Modification and Extinguishments (“ASC 470-50”). For modifications to or exchanges of our Revolving Credit Facility, any unamortized deferred costs relating to lenders who are not part of the new lending group are expensed. For extinguishments of our Unsecured Notes, any unamortized deferred costs are deducted from the carrying amount of the debt in determining the gain or loss from the extinguishment.
Unamortized deferred financing costs are presented as a direct deduction to the respective Unsecured Notes (see Notes 5, 6, and 7 in the accompanying Consolidated Financial Statements for further discussion).
We may record registration expenses related to shelf filings as prepaid expenses. These expenses consist principally of SEC registration fees, legal fees and accounting fees incurred. These prepaid expenses are charged to capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed. As of March 31, 2021 and June 30, 2020, there are no prepaid expenses related to registration expenses and all amounts incurred have been expensed.

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
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the financial instruments impairment guidance so that an entity is required to measure expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts. As such, an entity will use forward-looking information to estimate credit losses. ASU 2016-13 also amends the guidance in FASB ASC Subtopic No. 325-40, Investments-Other, Beneficial Interests in Securitized Financial Assets, related to the subsequent measurement of accretable yield recognized as interest income over the life of a beneficial interest in securitized financial assets under the effective yield method. ASU 2016-13 is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of ASU 2016-13 did not have a material effect on our consolidated financial statements and disclosures as our investments are carried at fair value, with changes in fair value recognized in earnings.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The standard will modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU No. 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. The adoption of ASU 2018-13 did not have a material effect on our consolidated financial statements and disclosures.
In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture these portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules became effective on January 1, 2021, but voluntary compliance was permitted in advance of the effective date. We evaluated the impact of adopting the Final Rules on our consolidated financial statements and because the new definition of “significant subsidiary” contained therein is specific to investment companies, we elected to early adopt the Final Rules beginning with our fiscal year ended June 30, 2020. Refer to Note 3. Portfolio Investments - Unconsolidated Significant Subsidiaries for disclosure.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company's consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2021.

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
Our debt investments may be based on floating rates or fixed rates. For our floating rate loans the rates are determined from the LIBOR, EURO Interbank Offer Rate, the Federal Funds Rate or the Prime Rate. The floating interest rate loans may be subject to a LIBOR floor. Our loans typically have durations of one, two, three, six or twelve months after which they reset to current market interest rates. As of March 31, 2021, 86.65% of the interest earning investments in our portfolio, at fair value, bore interest at floating rates.
We also have a revolving credit facility that is based on floating LIBOR rates. Interest on borrowings under the revolving credit facility is one-month LIBOR plus 220 basis points with no minimum LIBOR floor and an outstanding balance of $343,537 as of March 31, 2021. The Convertible Notes, Public Notes and Prospect Capital InterNotes® bear interest at fixed rates.
On March 5, 2021, the FCA announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month, and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); (ii) the overnight and 12-month US LIBOR settings would cease to exist after June 30, 2023; and (iii) the FCA would consult on whether the remaining nine LIBOR settings should continue to be published on a synthetic basis for a certain period using the FCA’s proposed new powers that the UK government is legislating to grant to them.
The following table shows the approximate annual impact on net investment income of base rate changes in interest rates (considering interest rate flows for floating rate instruments, excluding our investments in Subordinated Structured Notes) to our loan portfolio and outstanding debt as of March 31, 2021, assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Net Investment Income (1)
Up 300 basis points	$55,413	$10,306	$45,107	$36,086
Up 200 basis points	$27,642	$6,871	$20,771	$16,617
Up 100 basis points	$5,670	$3,435	$2,235	$1,788
Down 100 basis points	$(404)	$(364)	$(40)	$(32)
(1)Includes the impact of income incentive fees. See Note 13 in the accompanying Consolidated Financial Statements for more information on income incentive fees.

As of March 31, 2021, one, two, three, six, and twelve month LIBOR were 0.11%, 0.13%, 0.19%, 0.21%, and 0.28% respectively.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the year ended March 31, 2021, we did not engage in hedging activities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2021, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures. We are continually monitoring and assessing the Wuhan Virus pandemic to determine any potential impact on the design and operating effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are not aware of any material legal proceedings as of March 31, 2021.
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
Many states, including those in which we and our portfolio companies operate, have issued orders requiring the closure of non-essential businesses and/or requiring or encouraging residents to stay at home. The Wuhan Virus pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of and restrictions on events and travel, significant reductions in demand for certain goods and services, reductions in and restrictions on business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, began to relax the early public health restrictions with a view to partially or fully reopening their economies, many cities, both globally and in the United States, have since experienced a surge in the reported number of cases and hospitalizations related to the Wuhan Virus pandemic. This increase in cases has led to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Additionally, in December 2020, the U.S. Food and Drug Administration (“FDA”) authorized vaccines produced by Pfizer-BioNTech and Moderna for emergency use, and in February 2021, the FDA authorized vaccines produced by Johnson & Johnson. However, it remains unclear how quickly the vaccines will be distributed nationwide and globally, whether vaccine distributions may be paused, or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. A delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time.
Even after the Wuhan Virus pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the United States and other major markets. Potential consequences of the current unprecedented measures taken in response to the spread of Wuhan Virus, and current market disruptions and volatility that may impact our business include, but are not limited to:
•sudden, unexpected and/or severe declines in the market price of our securities or net asset value;
•inability of the Company to accurately or reliably value its portfolio;

•inability of the Company to comply with certain asset coverage ratios that would prevent the Company from paying dividends to our common stockholders or holders of the Preferred Stock and that could result in breaches of covenants or events of default under our credit agreement or debt indentures;
•inability of the Company to pay any dividends and distributions on common stock or Preferred Stock or service its debt;
•inability of the Company to maintain its status as a RIC under the Code;
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
•companies in which we invest being disproportionately impacted by governmental action aimed at slowing the spread of Wuhan Virus or mitigating its economic effects;
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

The Wuhan Virus pandemic (including the preventative measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. The Wuhan Virus pandemic continues to have a particularly adverse impact on industries in which certain of our portfolio companies operate, including aircraft leasing, energy, hospitality, travel, retail and restaurants. Certain of our portfolio companies in other industries have also been significantly impacted. The Wuhan Virus pandemic is continuing as of the filing date of this Quarterly Report, and its extended duration may have further adverse impacts on our portfolio companies after March 31, 2021, including for the reasons described below. Although on March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the Wuhan Virus pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.
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
The Wuhan Virus pandemic has adversely impacted the fair value of our investments as of March 31, 2021, and the values assigned as of this date may differ materially from the values that we may ultimately realize with respect to our investments. The impact of the Wuhan Virus pandemic may not yet be fully reflected in the valuation of our investments as our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that is often from a time period earlier, generally two to three months, than the period for which we are reporting. Additionally, we may not have yet received information or certifications from our portfolio companies that indicate any or the full extent of declining performance or non-compliance with debt covenants, as applicable, as a result of the Wuhan Virus pandemic. As a result, our valuations at March 31, 2021 may not show the complete or continuing impact of the Wuhan Virus pandemic and the resulting measures taken in response thereto. In addition, write downs in the value of our investments have reduced, and any additional write downs may further reduce, our net asset value (and, as a result, our asset coverage calculation). Accordingly, we may continue to incur additional net unrealized losses or may incur realized losses after March 31, 2021, which could have a material adverse effect on our business, financial condition and results of operations.
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
It is virtually impossible to determine the ultimate impact of the Wuhan Virus at this time. Further, the extent and strength of any economic recovery after the Wuhan Virus pandemic abates, including following any “second wave,” “third wave” or other intensifying of the pandemic, is uncertain and subject to various factors and conditions.
Accordingly, an investment in the Company is subject to an elevated degree of risk as compared to other market environments.
We are subject to risks related to corporate social responsibility.
Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.
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
The below calculation assumes (i) $7.1 billion in total assets, (ii) an average cost of funds of 5.02% (including preferred dividend payments of 5.50% per annum), (iii) $2.3 billion in debt outstanding, (iv) $1.3 billion in liquidation preference of Preferred Stock outstanding, and (v) $3.5 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(1)	(25.4)%	(15.3)%	(5.2)%	5.0%	15.1%
The below calculation assumes (i) $7.1 billion in total assets, (ii) an average cost of funds of 4.74%, (iii) $2.4 billion in debt outstanding and (iv) $4.7 billion of common stockholders’ equity.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding Return to Common Stockholder(2)	(17.5)%	(10.0)%	(2.4%)	5.1%	12.7%

(1) Assumes no conversion of Preferred Stock to common stock.
(2) Assumes conversion rate based on the 5-day VWAP of our common stock on March 31, 2021, which was $7.76, and a Holder Optional Conversion Fee (as defined in the prospectus supplement relating to the applicable offering) of 9.50% and 9.00% on Series A Preferred Stock and Series AA Preferred Stock, respectively, of the maximum public offering price disclosed within the applicable prospectus supplements. The actual 5-day VWAP of our common stock on a Holder Conversion Exercise Date may be more or less than $7.76, which may result in more or less shares of common stock issued.
The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table.
Pursuant to SEC regulations, this table is calculated as of March 31, 2021. As a result, it has not been updated to take into account any changes in assets or leverage since March 31, 2021.
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

		Stock Price		Premium (Discount) of High to NAV	Premium (Discount) of Low to NAV
	NAV(1)	High(2)	Low(2)
Year Ended June 30, 2019
First quarter	$9.39	$7.58	$6.67	(19.3)%	(29.0)%
Second quarter	9.02	7.27	5.77	(19.4)%	(36.0)%
Third quarter	9.08	6.93	6.27	(23.7)%	(30.9)%
Fourth quarter	9.01	6.83	6.24	(24.2)%	(30.7)%
Year Ended June 30, 2020
First quarter	$8.87	$6.73	$6.30	(24.1)%	(29.0)%
Second quarter	8.66	6.70	6.37	(22.6)%	(26.4)%
Third quarter	7.98	6.61	4.04	(17.2)%	(49.4)%
Fourth quarter	8.18	5.74	3.78	(29.8)%	(53.8)%
Twelve Months Ending June 30, 2021
First quarter	$8.40	$5.17	$4.69	(38.5)%	(44.2)%
Second quarter	8.96	5.60	4.95	(37.5)%	(44.8)%
Third quarter	9.38	7.98	5.51	(14.9)%	(41.3)%
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

On March 15, 2021, the Company filed its notice of meeting and definitive proxy statement in connection with a special meeting of the Company's stockholders that is scheduled to be held on June 11, 2021 for the purpose of asking the
Company's stockholders to vote on a proposal to authorize the Company, with approval of its Board of Directors, to sell shares of its common stock (during the next 12 months) at a price or prices below the Company’s then current net asset value per share in one or more offerings subject to certain conditions.

FEES AND EXPENSES
The following tables are intended to assist you in understanding the costs and expenses that an investor in shares of common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. These tables are based on our assets and common stock outstanding as of March 31, 2021, except that we assume that we have issued $1.25 billion in Preferred Stock paying dividends of 5.50% per annum and that we have borrowed $1.08 billion under our credit facility, which is the maximum amount available under the credit facility with the current levels of other debt, in addition to our other indebtedness of $1.8 billion. Except where the context suggests otherwise, any reference to fees or expenses paid by “you” or “us” or that “we” will pay fees or expenses, the Company will pay such fees and expenses out of our net assets and, consequently, you will indirectly bear such fees or expenses as an investor in the Company’s common stock. However, you will not be required to deliver any money or otherwise bear personal liability or responsibility for such fees or expenses.

Stockholder transaction expenses:	A Shares	M Shares	AA Shares
Sales Load (as a percentage of offering price)	10.00% (1)	3.00% (2)	10.00% (3)
Offering expenses borne by the Company (as a percentage of offering price)	(4)	(4)	(5)
Preferred Stock Dividend reinvestment plan expenses (6)	None	None	None
Total stockholder transaction expenses (as a percentage of offering price):	11.5%	4.5%	10.5%
Annual expenses (as a percentage of net assets attributable to common stock):
Management fees (7)	4.49%
Incentive fees payable under Investment Advisory Agreement (20% of realized capital gains and 20% of pre-incentive fee net investment income) (8)	2.04%
Total advisory fees	6.53%
Total interest expenses (9)	3.68%
Other expenses (10)	0.93%
Total annual expenses (8)(10)(11)	11.14%
Dividends on Preferred Stock(12)	1.97%
Total annual expenses after dividends on Preferred Stock (13)	13.11%
Example
The following table demonstrates the projected dollar amount of cumulative expenses we would pay out of net assets and that you would indirectly bear over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we have issued $1.25 billion in Preferred Stock paying dividends of 5.50% per annum, we have borrowed $1.08 billion available under our line of credit, in addition to our other indebtedness of $1.8 billion, and that our annual operating expenses would remain at the levels set forth in the table above and that we would pay the costs shown in the table above.

	1 Year	3 Years	5 Years	10 Years
A Shares and AA Shares - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio*	$147	$340	$511	$855
A Shares and AA Shares - You would pay the following expenses on a $1,000 investment in shares of our common stock, assuming a 5% annual return on our portfolio**	$156	$364	$543	$892
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

(7)    Our base management fee is 2% of our gross assets (which include any amount borrowed, i.e., total assets without deduction for any liabilities, including any borrowed amounts for non-investment purposes, for which purpose we have not and have no intention of borrowing). Although no plans are in place to borrow the full amount under our line of credit, assuming that we borrowed $1.1 billion, the 2% management fee of gross assets equals approximately 4.50% of net assets.

(8)    Based on our net investment income and realized capital gains, less realized and unrealized capital losses, earned on our portfolio for the year ended March 31, 2021, all of which consisted of an income incentive fee. This historical amount has been adjusted to reflect the issuance of 50,000,000 shares of Preferred Stock. The capital gain incentive fee is paid without regard to pre-incentive fee income. For a more detailed discussion of the calculation of the two-part incentive fee, see “Management Services-Investment Advisory Agreement” in the applicable prospectus.

(9)    As of March 31, 2021, we had $1.8 billion outstanding of Unsecured Notes (as defined below) in various maturities, ranging from July 15, 2022 to October 15, 2043, and interest rates, ranging from 1.50% to 6.88%, some of which are convertible into shares of the Company’s common stock at various conversion rates.

(10)    “Other expenses” are based on estimated amounts for the current fiscal year. The amount shown above represents annualized expenses during our year ended March 31, 2021 representing all of our estimated recurring operating expenses (except fees and expenses reported in other items of this table) that are deducted from our operating income and reflected as expenses in our Statement of Operations. The estimate of our overhead expenses, including payments under an administration agreement with Prospect Administration, or the Administration Agreement is based on our projected allocable portion of overhead and other expenses incurred by Prospect Administration in performing its obligations under the Administration Agreement. See “Business-Management Services-Administration Agreement” in the applicable prospectus.

(11)    If all 50,000,000 shares of Preferred Stock were converted into common stock and assuming all the Series A and Series AA Shares of Preferred Stock pay a Holder Optional Conversion Fee of 9.00% and 9.50%, respectively, of the maximum public offering price disclosed within the applicable prospectus supplement and are converted at a conversion rate based on the 5-day VWAP of our common stock on March 31, 2021, which was $7.76, then management fees would be 3.31%, incentive fees payable under our Investment Advisory Agreement would be 1.50%, total advisory fees would be 4.81%, total interest expenses would be 2.71%, other expenses would be 0.68%, and total annual expenses would be 8.20% of net assets attributable to our common stock. The actual 5-day VWAP of our common stock on a conversion date may be more or less than $7.76, which may result in fees that are higher or lower than those described herein. These figures are based on the same assumptions described in the other notes to this fee table.

(12)    Based on the 5.50% per annum dividend rate applicable to the A Shares, M Shares, and AA Shares. Other series of preferred stock, including other series of preferred stock being sold in different offerings, may bear different annual dividend rates. No dividend will be paid on shares of Preferred Stock after they have been converted to shares of common stock.

(13)     The indirect expenses associated with the Company’s investments in collateralized loan obligations are not included in the fee table presentation, but if such expenses were included in the fee table presentation then the Company’s total annual expenses would have been 11.84%, or 13.81% after dividends on Preferred Stock.
Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.
3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)
3.3	Articles of Amendment(3)
3.4	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (4)
3.5	Articles Supplementary to the Articles of Amendment and Restatement of Prospect Capital Corporation (5)
3.6	Certificate of Correction to the Articles Supplementary of Prospect Capital Corporation(6)
4.1	Nine Hundred Twelfth Supplemental Indenture dated as of January 7, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2026(7)
4.2	Nine Hundred Thirteenth Supplemental Indenture dated as of January 7, 2021, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2028(7)
4.3	Nine Hundred Fourteenth Supplemental Indenture dated as of January 7, 2021, to the U.S. Bank Indenture, and Form of 4.500% Prospect Capital InterNote® due 2031(7)
4.4	Nine Hundred Fifteenth Supplemental Indenture dated as of January 14, 2021, to the U.S. Bank Indenture, and Form of 1.500% Prospect Capital InterNote® due 2024(8)
4.5	Nine Hundred Sixteenth Supplemental Indenture dated as of January 14, 2021, to the U.S. Bank Indenture, and Form of 3.750% Prospect Capital InterNote® due 2026(8)

Exhibit No.
4.6	Nine Hundred Seventeenth Supplemental Indenture dated as of January 14, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2028(8)
4.7	Nine Hundred Eighteenth Supplemental Indenture dated as of January 14, 2021, to the U.S. Bank Indenture, and Form of 4.250% Prospect Capital InterNote® due 2031(8)
4.8	Nine Hundred Nineteenth Supplemental Indenture dated as of January 22, 2021, to the U.S. Bank Indenture, and Form of 1.500% Prospect Capital InterNote® due 2024(9)
4.9	Nine Hundred Twentieth Supplemental Indenture dated as of January 22, 2021, to the U.S. Bank Indenture, and Form of 2.000% Prospect Capital InterNote® due 2026(9)
4.10	Nine Hundred Twenty-First Supplemental Indenture dated as of January 22, 2021, to the U.S. Bank Indenture, and Form of 2.250% Prospect Capital InterNote® due 2028(9)
4.11	Nine Hundred Twenty-Second Supplemental Indenture dated as of January 22, 2021, to the U.S. Bank Indenture, and Form of 2.500% Prospect Capital InterNote® due 2031(9)
4.12	Nine Hundred Twenty-Third Supplemental Indenture dated as of January 28, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(10)
4.13	Nine Hundred Twenty-Fourth Supplemental Indenture dated as of January 28, 2021, to the U.S. Bank Indenture, and Form of 3.250% Prospect Capital InterNote® due 2028(10)
4.14	Nine Hundred Twenty-Fifth Supplemental Indenture dated as of January 28, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2031(10)
4.15	Nine Hundred Twenty-Sixth Supplemental Indenture dated as of February 4, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(11)
4.16	Nine Hundred Twenty-Seventh Supplemental Indenture dated as of February 4, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(11)
4.17	Nine Hundred Twenty-Eighth Supplemental Indenture dated as of February 4, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(11)
4.18	Nine Hundred Twenty-Ninth Supplemental Indenture dated as of February 11, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(12)
4.19	Nine Hundred Thirtieth Supplemental Indenture dated as of February 11, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(12)
4.20	Nine Hundred Thirty-First Supplemental Indenture dated as of February 11, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(12)
4.21	Nine Hundred Thirty-Second Supplemental Indenture dated as of February 25, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(13)
4.22	Nine Hundred Thirty-Third Supplemental Indenture dated as of February 25, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(13)
4.23	Nine Hundred Thirty-Fourth Supplemental Indenture dated as of February 25, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(13)
4.24	Nine Hundred Thirty-Fifth Supplemental Indenture dated as of March 4, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(14)
4.25	Nine Hundred Thirty-Sixth Supplemental Indenture dated as of March 4, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(14)
4.26	Nine Hundred Thirty-Seventh Supplemental Indenture dated as of March 4, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(14)
4.27	Nine Hundred Thirty-Eighth Supplemental Indenture dated as of March 11, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(15)
4.28	Nine Hundred Thirty-Ninth Supplemental Indenture dated as of March 11, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(15)
4.29	Nine Hundred Fortieth Supplemental Indenture dated as of March 11, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(15)
4.30	Nine Hundred Forty-First Supplemental Indenture dated as of March 18, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(16)
4.31	Nine Hundred Forty-Second Supplemental Indenture dated as of March 18, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(16)
4.32	Nine Hundred Forty-Third Supplemental Indenture dated as of March 18, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(16)
4.33	Nine Hundred Forty-Fourth Supplemental Indenture dated as of March 25, 2021, to the U.S. Bank Indenture, and Form of 3.000% Prospect Capital InterNote® due 2026(17)

Exhibit No.
4.34	Nine Hundred Forty-Fifth Supplemental Indenture dated as of March 25, 2021, to the U.S. Bank Indenture, and Form of 3.500% Prospect Capital InterNote® due 2028(17)
4.35	Nine Hundred Forty-Sixth Supplemental Indenture dated as of March 25, 2021, to the U.S. Bank Indenture, and Form of 4.000% Prospect Capital InterNote® due 2031(17)
10.1
Underwriting Agreement, dated January 14, 2021, by and among Prospect Capital Corporation, Prospect Capital Management L.P., Prospect Administration LLC, and Barclays Capital Inc., RBC Capital Markets, LLC and Goldman Sachs & Co. LLC, as representatives of the several underwriters named in Schedule I thereto(18)

10.2	Supplemental Indenture, dated as of January 22, 2021, by and between Prospect Capital Corporation and U.S. Bank National Association, as Trustee(19)
10.3	Form of Global Note of 3.706% Notes due 2026(20)
10.4
Underwriting Agreement, dated February 12, 2021, by and among Prospect Capital Corporation, Prospect Capital Management L.P., Prospect Administration LLC, and Goldman Sachs & Co. LLC, as representative of the several underwriters named in Schedule I thereto(21)

10.5
Underwriting Agreement, dated February 17, 2021, by and among Prospect Capital Corporation, Prospect Capital Management L.P., Prospect Administration LLC, and Goldman Sachs & Co. LLC, as representative of the several underwriters named in Schedule I thereto(22)

10.6	Amended and Restated Dealer Manager Agreement, dated as of February 25, 2021, by and between Prospect Capital Corporation and Preferred Capital Securities, LLC(23)
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)
12	Computation of Ratios (included in the notes to the financial statements contained in this report)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
________________________

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on May 9, 2014.
(2)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on December 11, 2015.
(3)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on August 4, 2020.
(4)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on August 4, 2020.
(5)	Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K, filed on November 4, 2020.
(6)	Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K, filed on November 4, 2020.
(7)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 40 to the Registration Statement on Form N-2, filed on January 7, 2021.
(8)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 41 to the Registration Statement on Form N-2, filed on January 14, 2021.
(9)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 42 to the Registration Statement on Form N-2, filed on January 22, 2021.
(10)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 43 to the Registration Statement on Form N-2, filed on January 28, 2021.
(11)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 44 to the Registration Statement on Form N-2, filed on February 4, 2021.
(12)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 45 to the Registration Statement on Form N-2, filed on February 11, 2021.
(13)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 46 to the Registration Statement on Form N-2, filed on February 25, 2021.
(14)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 47 to the Registration Statement on Form N-2, filed on March 4, 2021.
(15)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 48 to the Registration Statement on Form N-2, filed on March 11, 2021.
(16)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 49 to the Registration Statement on Form N-2, filed on March 18, 2021.
(17)	Incorporated by reference from the Registrant's Post-Effective Amendment No. 50 to the Registration Statement on Form N-2, filed on March 25, 2021.
(18)	Incorporated by reference to Exhibit 1.1 of the Registrant's Form 8-K, filed on January 15, 2021.

(19)	Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K, filed on January 22, 2021.
(20)	Incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K, filed on January 22, 2021.
(21)	Incorporated by reference to Exhibit 1.1 of the Registrant's Form 8-K, filed on February 16, 2021.
(22)	Incorporated by reference to Exhibit 1.1 of the Registrant's Form 8-K, filed on February 18, 2021.
(23)	Incorporated by reference to Exhibit 1.1 of the Registrant's Form 8-K, filed on February 25, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT CAPITAL CORPORATION

May 10, 2021	By:	/s/ JOHN F. BARRY III
Date		John F. Barry III
Chairman of the Board and Chief Executive Officer

May 10, 2021	By:	/s/ KRISTIN L. VAN DASK
Date		Kristin L. Van Dask
Chief Financial Officer